Form 10-Q
period 1996-06-30
SPEEDWAY MOTORSPORTS INC
filed 1996-08-12
CIK 934648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-13582




                           SPEEDWAY MOTORSPORTS, INC.
             (Exact name of registrant as specified in its charter)


              DELAWARE                                       51-0363307
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


              U.S. Highway 29 North, Concord, North Carolina 28026
               (Address of principal executive offices) (Zip Code)


                                 (704) 455-3239
              (Registrant's telephone number, including area code)

                       ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No


As of August 12, 1996, there were 41,255,455 shares of $0.01 par value common stock outstanding.

                               INDEX TO FORM 10-Q

                                                                  PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements                           3

ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations          15


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                           21

SIGNATURES                                                          22

                         PART I - FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     June 30,
                                                       1996      December 31,
                                                    (Unaudited)     1995
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ........................ $  59,603     $  10,132
 Restricted cash ..................................        50            86
 Trade accounts receivable ........................     8,112         6,511
 Refundable income taxes ..........................        --           727
 Inventories (Note 4)..............................     6,019         5,372
 Speedway condominiums  held for sale..............     3,720         3,142
 Prepaid expenses .................................       408           185
                                                    ---------     ---------

   Total current assets ...........................    77,912        26,155
                                                    ---------     ---------

PROPERTY AND EQUIPMENT, NET (Note 5)...............   173,308        93,105

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 9)......    36,660        12,675

OTHER ASSETS:
 Marketable equity securities .....................     1,589         1,855
 Note receivable-affiliate (Note 8)................       672           934
 Deferred financing costs .........................       599            --
 Other assets .....................................     3,599         1,722
                                                    ---------     ---------

   Total other assets .............................     6,459         4,511
                                                    ---------     ---------

    TOTAL ......................................... $ 294,339     $ 136,446
                                                    =========     =========


See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                     June 30,
                                                       1996      December 31,
                                                    (Unaudited)     1995

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt (Note 6)..... $     348     $     348
 Accounts payable .................................    15,523         7,743
 Deferred race event income, net ..................    20,926        13,345
 Accrued expenses and other liabilities ...........     9,103         5,870
 Due to former stockholders .......................       489           665
                                                    ---------     ---------

    Total current liabilities .....................    46,389        27,971

LONG-TERM DEBT (Note 6)............................    41,287         1,458

PAYABLE TO AFFILIATED COMPANIES (Note 8)...........     2,603         2,603

DEFERRED MEMBERSHIP INCOME, NET ...................     1,426         1,563

DEFERRED INCOME TAXES .............................     9,960         6,717

OTHER LIABILITIES .................................       651           754
                                                    ---------     ---------

    Total liabilities .............................   102,316        41,066
                                                    ---------     ---------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 10).....

STOCKHOLDERS' EQUITY (Note 3):
 Preferred stock ..................................        --            --
 Common stock .....................................       412           380
 Additional paid-in capital .......................   155,019        72,148
 Retained earnings ................................    36,624        22,944
 Deduct:
   Unrealized loss on marketable equity
    securities ....................................       (32)          (92)
                                                    ---------     ---------

    Total stockholders' equity ....................   192,023        95,380
                                                    ---------     ---------

    TOTAL ......................................... $ 294,339     $ 136,446
                                                    =========     =========


See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                   Three Months Ended
                                                  June 30,    June 30,
                                                    1996        1995

REVENUES:
 Admissions ...............................       $ 22,564    $ 14,240
 Event related revenue ....................         14,446       9,991
 Other operating revenue ..................          3,806       3,478
                                                  --------    --------
        Total revenues ....................         40,816      27,709
                                                  --------    --------

OPERATING EXPENSES:
 Direct expense of events .................         11,429       6,583
 Other direct operating expense ...........          2,439       2,287
 General and administrative ...............          4,591       3,566
 Depreciation and amortization ............          2,058       1,153
                                                  --------    --------
        Total operating expenses ..........         20,517      13,589
                                                  --------    --------

OPERATING INCOME ..........................         20,299      14,120

INTEREST INCOME, NET ......................            686         269

OTHER INCOME ..............................            672         952

EQUITY IN NET INCOME OF NORTH WILKESBORO
  SPEEDWAY ................................            299          --
                                                  --------    --------

INCOME BEFORE INCOME TAXES.................         21,956      15,341

PROVISION FOR INCOME TAXES ................          8,663       6,099
                                                  --------    --------

NET INCOME ................................       $ 13,293    $  9,242
                                                  ========    ========

NET INCOME PER SHARE ......................       $   0.32    $   0.24
                                                  ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING
 (Note 2)..................................         42,106      38,400
                                                  ========    ========




See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                    Six Months Ended
                                                   June 30,   June 30,
                                                    1996        1995

REVENUES:
 Admissions ...............................       $ 27,306    $ 18,577
 Event related revenue ....................         19,040      14,448
 Other operating revenue ..................          6,800       5,929
                                                  --------    --------
        Total revenues ....................         53,146      38,954
                                                  --------    --------

OPERATING EXPENSES:
 Direct expense of events .................         15,133      10,297
 Other direct operating expense ...........          4,333       3,940
 General and administrative ...............          8,622       6,810
 Depreciation and amortization ............          3,796       2,330
                                                  --------    --------
        Total operating expenses ..........         31,884      23,377
                                                  --------    --------

OPERATING INCOME ..........................         21,262      15,577

INTEREST INCOME (EXPENSE), NET ............            449        (486)

OTHER INCOME ..............................            781         997

EQUITY IN NET INCOME OF NORTH WILKESBORO
  SPEEDWAY ................................            185          --
                                                  --------    --------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM.......................         22,677      16,088

PROVISION FOR INCOME TAXES ................          8,997       6,435
                                                  --------    --------

INCOME BEFORE EXTRAORDINARY ITEM. .........         13,680       9,653

EXTRAORDINARY ITEM, NET (Note 6)...........             --        (133)
                                                  --------    --------

NET INCOME ................................       $ 13,680    $  9,520
                                                  ========    ========

PER SHARE DATA:
 Income before extraordinary item..........       $   0.34    $   0.27
 Extraordinary item, net ..................             --          --
                                                  --------    --------
 Net income ...............................       $   0.34    $   0.27
                                                  ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING
 (Note 2)..................................         40,490      35,689
                                                  ========    ========


See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)
                                   (Unaudited)



                                                                                    Unrealized
                                                                                    Gain (Loss)
                                                             Additional              on Marketable       Total
                                             Common Stock    Paid-In    Retained       Equity       Stockholders'
                                            Shares  Amount   Capital    Earnings     Securities         Equity
BALANCE DECEMBER 31, 1995 ............     38,000  $ 380    $ 72,148     $22,944        $ (92)         $ 95,380

 Net income ..........................         --     --          --      13,680           --            13,680

 Issuance of Speedway Motorsports,
  Inc. common stock...................      3,000     30      78,463          --           --            78,493

 Exercise of Speedway Motorsports,
  Inc. stock options..................        110      1         464          --           --               465

 Issuance of common stock in
  conjunction with acquisition of
  Oil-Chem Research Corp..............        145      1       3,944          --           --             3,945

 Net unrealized gain on marketable
  equity securities ..................         --     --          --          --           60                60
                                           ------   ----    --------     -------        -----          --------
BALANCE JUNE 30, 1996 (Unaudited).....     41,255   $412    $155,019     $36,624        $ (32)         $192,023
                                           ======   ====    ========     =======        =====          ========





See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                             Six Months Ended
                                                            June 30,   June 30,
                                                              1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .............................................   $ 13,680    $  9,520
 Extraordinary item, net ................................       --           133
 Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization .....................      3,796       2,330
      Equity in net income of North Wilkesboro Speedway .       (185)       --
      Gain on sale of marketable equity securities and
         investments .....................................      (531)       (252)
         Amortization of deferred membership income ........    (137)       (138)
         Changes in operating assets and liabilities,net of
         of acquired business:
         Trade accounts receivable ......................     (1,136)     (3,226)
         Inventories ....................................       (620)       (810)
         Other current assets and liabilities ...........     14,955       5,595
         Condominiums held for sale ........ .............      (578)       (335)
         Accrued interest receivable from related parties        (25)        (25)
         Deferred race event income .....................        345       4,916
         Other assets and liabilities ...................     (3,806)       (558)
                                                            --------    --------
           Net cash provided by operating activities .....    25,758      17,150

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt ...................    (32,671)    (47,261)
 Issuance of long-term debt .............................     72,500        --
 Advances from related parties ..........................       --             2
 Issuance of common stock to public .....................     78,493      65,793
 Issuance of common stock in connection with stock
  options exercised .....................................        465        --
                                                            --------    --------
           Net cash provided by financing activities ....    118,787      18,534

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ...................................    (69,102)     (6,175)
 Purchases of marketable equity securities and
  investments ...........................................       (606)     (6,209)
 Proceeds from sales of marketable equity securities
  and investments .......................................      1,507         130
 Purchase of Bristol Motor Speedway .....................    (26,646)       --
 Purchase of Oil-Chem Research Corp. ....................       (514)       --
 Repayments from related parties ........................        287        --
                                                            --------    --------
           Net cash used in investing activities ........    (95,074)    (12,254)
                                                            --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...............     49,471      23,430

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........     10,132       7,046
                                                            --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $ 59,603    $ 30,476
                                                            ========    ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Road construction costs financed with a note
   payable (Note 6) .....................................   $   --      $  2,016
                                                            ========    ========



See notes to consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

      These unaudited consolidated financial statements should be read in conjunction with the financial statements for Speedway Motorsports, Inc. for the fiscal year ended December 31, 1995 included in the Company's 1995 Annual Report on Form 10-K or the Company's Prospectus dated March 27, 1996.

      In management's opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods. All such adjustments are of a normal recurring nature.

      The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal aspect of event revenues.

      The Company recognizes revenues and operating expenses for all events in the calendar quarter in which the events are conducted except when a major NASCAR race event occurs on the last weekend of a calendar quarter ended March 31, June 30, or September 30 in which case the race event revenues and operating expenses are recognized consistently in the immediately succeeding calendar quarter. The Company has adopted this accounting policy to help ensure comparability between quarterly financial statements.

      A major NASCAR race event occurred at BMS on the weekend of March 29-31, 1996. Accordingly, the operating results of this race event are reflected in the second quarter of 1996. The cutoff date for the first quarter of calendar year 1996 was March 28, 1996. No major NASCAR race events were held on the last weekend of the calendar quarter ended June 30, 1996.

      IMPACT OF NEW ACCOUNTING STANDARD - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for all companies beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share on an annual basis.

      RECLASSIFICATIONS - Certain accounts in 1995 were reclassified to conform to current year presentation.

2.  DESCRIPTION OF BUSINESS

      The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI), and its wholly-owned subsidiaries, Charlotte Motor Speedway, Inc. and Subsidiaries (CMS), Atlanta Motor Speedway, Inc. (AMS), Texas Motor Speedway, Inc. (TMS), Bristol Motor Speedway, Inc. (BMS), Oil-Chem Research Corp. and Subsidiary (ORC) and Speedway Funding Corp. (collectively, the Company). In March 1995, CMS and AMS became wholly-owned subsidiaries of SMI. Sonic Financial Corporation (Sonic) and other shareholders of CMS and AMS became shareholders of SMI in a corporate restructuring (Restructuring) prior to the initial public offering of common stock by SMI in 1995.

      CMS owns and operates a 1.5-mile oval, asphalt speedway located in Concord, North Carolina. CMS stages three major National Association of Stock Car Auto Racing (NASCAR) Winston Cup events annually, two in May and one in October. Additionally, two Busch Grand National and two Automobile Racing Club of America (ARCA) races are held annually, each preceding a Winston Cup event. In 1996, CMS also hosted an International Race of Champions (IROC) race. All of these events are sanctioned by NASCAR, IROC or ARCA. The Charlotte facility also includes a 2.25-mile road course, a one-quarter mile asphalt oval track, a one-fifth mile asphalt oval track and a one-fifth mile dirt oval track, all of which have races run on them throughout the year.

      CMS also owns an office and entertainment complex which overlooks the main speedway. A wholly-owned subsidiary, The Speedway Club, Inc. (Speedway Club), derives rental, catering and dining revenues from the complex. Additionally, CMS has constructed 52 condominiums overlooking the main speedway, all of which had been sold by the end of 1994.

      CMS, through its wholly-owned subsidiary, 600 Racing, Inc., is also engaged in the development and sale of 5/8-scale cars (Legends Cars) modeled after older-style coupes and sedans. Revenue is derived from the sale of vehicles and vehicle parts.

      AMS owns and operates a 1.5-mile oval, asphalt speedway located in Hampton, Georgia. Two NASCAR Winston Cup events are held annually, one in March and one in November. Additionally, a Busch Grand National race and two ARCA races are also held annually, generally preceding a Winston Cup event. All of these events are sanctioned by NASCAR or ARCA. AMS is in the process of selling the twelve remaining condominiums, which overlook the Atlanta speedway.

      TMS was established on February 13, 1995 for the purpose of constructing and operating a 1.5-mile oval, asphalt speedway in Fort Worth, Texas (see Note
5). In July 1996, TMS announced that it would conduct a NASCAR Winston Cup event in April 1997 preceded by a Busch Grand National race. Other events will be announced as they are scheduled.

      In addition, the Company has a 50% ownership interest in North Wilkesboro Speedway, Inc. (NWS), a privately-held speedway located in northwestern North Carolina.

      On January 22, 1996, the Company acquired 100% of the outstanding capital stock of BMS. BMS owns and operates a one-half mile lighted, 36-degree banked concrete oval speedway in Bristol, Tennessee. BMS currently sponsors four major NASCAR-sanctioned racing events annually, including two Winston Cup and two Busch Grand National events (see Note 9).

      On February 9, 1996, the Company's Board of Directors approved a two for one stock split for each share of the Company's common stock. This stock split became effective March 15, 1996 in the form of a 100% common stock dividend paid to stockholders of record on February 26, 1996. All shares and per share information in the accompanying consolidated financial statements take into account this stock split.

      On April 16, 1996 the Company acquired, through merger, 100% of the outstanding capital stock of ORC for $4,459,000 in Company stock and cash. ORC produces an environmentally friendly motor oil additive that the Company hopes to promote in conjunction with its speedways. The results of operations of this acquired business from the acquisition date through June 30, 1996 and for the corresponding prior year period on a pro forma basis were insignificant.

      PER SHARE DATA - Per share amounts in the accompanying consolidated financial statements have been prepared to reflect the 42,106,000 and 40,490,000 weighted average shares outstanding for the three and six month periods ended June 30, 1996, including 874,000 common share equivalents during each period arising from stock options. The per share amounts reflect the 38,400,000 and 35,689,000 weighted average shares outstanding for the three and six month periods ended June 30, 1995 after giving effect to the initial public offering, including 400,000 common share equivalents during each period arising from stock options.

3.  PUBLIC OFFERINGS OF COMMON STOCK

      The Company completed an offering of common stock on April 1, 1996 by issuing 3,000,000 shares of common stock at a price of $27.625 per share. The net proceeds after offering expenses were $78,493,000.

      The Company also completed an initial public offering of common stock on March 3, 1995 by issuing 8,000,000 shares of common stock at an initial price of $9 per share. The net proceeds after offering expenses were $65,793,000.

4.  INVENTORIES

      Inventories as of June 30, 1996 and December 31, 1995 consisted of the following components (dollars in thousands):


                                                            June 30,     December 31,
                                                              1996            1995
Souvenirs...............................................     $ 2,362         $ 2,242
Finished vehicles, parts and accessories................       3,576           3,057
Food...................................................           81              73
                                                           ---------     -----------
   Total                                                     $ 6,019         $ 5,372
                                                           =========     ===========

5.  DEVELOPMENT AND CONSTRUCTION OF TMS

      In 1995, the Company began constructing TMS at a 950 acre site in Fort Worth, Texas. TMS will be a 1.5-mile, banked asphalt oval superspeedway. Land and land improvements and construction in progress at December 31, 1995 included approximately $13,200,000 representing costs incurred through that date related to the new track facility. As of June 30, 1996, capitalized costs associated with TMS aggregated approximately $67,742,000. Company management currently estimates the total cost of this facility to range from $100 million to $110 million. No assurance can be given that the actual cost of constructing TMS will remain within this estimate. Numerous factors, many of which are beyond the Company's control, may influence the ultimate cost of TMS, including undetected soil or land conditions, additional land acquisition costs, increases in the cost of construction materials and labor, unforeseen changes in the design of TMS, litigation, accidents or natural disasters affecting the construction site and national or regional economic changes. In addition, the actual cost of TMS could vary materially from the foregoing estimate if the Company's assumptions about the quality of materials or workmanship required to complete TMS or the cost of financing such construction were to change. The TMS construction is also subject to state and local permitting processes, which if changed, could materially affect the cost of TMS. A lawsuit recently filed by adjacent landowners in response to the construction of TMS and the annexation of their land by the City of Fort Worth is not expected by management to have a material impact on the cost of TMS.

      Company management held a press conference on July 11, 1996 in Fort Worth, Texas to announce that TMS will host its first NASCAR Winston Cup race on April 6, 1997 preceded by a Busch Grand National race. Management is actively pursuing the scheduling of additional motorsports racing and other events at this facility. Also, in July 1996 TMS conducted a ceremonial groundbreaking for 58 condominiums to be built above turn-two overlooking the speedway.

6.  LONG-TERM DEBT AND EXTRAORDINARY ITEM

      In conjunction with its January 1996 acquisition of BMS, the Company obtained from Nationsbank an unsecured, short-term line of credit in an aggregate principal amount of up to $50,000,000 (the "90-Day Facility"). In early 1996, the Company borrowed $32,688,000 under the 90-Day Facility, which amount was used to fund the purchase price for the common stock of BMS and the working capital needs of the Company.

      In March 1996, the Company subsequently consummated longer term financing through a credit facility ("the Credit Facility"), retired the 90-Day Facility and borrowed additional funds for working capital purposes. The Company has a total of $40 million in aggregate principal amount outstanding under the Credit Facility at June 30, 1996. The Credit Facility is an unsecured working capital and letter of credit arrangement provided by a syndicate of banks led by Nationsbank.

      The Credit Facility has an overall borrowing limit of $110,000,000 with a sub-limit of $7,000,000 for standby letters of credit. The Credit Facility will mature in three years unless extended annually thereafter for two additional years at the option of the lenders. Draws are permitted under the Credit Facility for the following purposes: (i) refinancing outstanding borrowings, including the 90-Day Facility, (ii) financing seasonal working capital needs,
(iii) financing general corporate purposes, including the costs of constructing TMS. Although the Credit Facility is unsecured, the Company has agreed not to pledge its assets to any third party. In addition, the Company has made certain financial covenants, including specified levels of net worth and ratios of (i) debt to equity, (ii) debt to earnings before interest, taxes, depreciation and amortization (EBITDA), and (iii) earnings before interest and taxes (EBIT) to interest expense. The Credit Facility also prohibits the Company from making cash expenditures in excess of $10 million in the aggregate to acquire additional motor speedways, without the consent of the lenders, and limits its consolidated capital expenditures, exclusive of expenditures on TMS, to amounts not to exceed $20 million in fiscal year 1996, $40 million in fiscal year 1997 and $20 million in fiscal year 1998 and thereafter. The Company also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guaranties, asset sales, investments, cash dividends, distributions and redemptions. The Credit Facility permits additional indebtedness, within certain parameters, including through a sale-leaseback transaction, for the permanent financing of TMS.

      Long-term debt at June 30, 1996 and December 31, 1995 also includes a note payable for road construction costs in the amount of $1,635,000 and $1,806,000, respectively.

      Long-term debt as of December 31, 1994 of $47,261,000 included various notes payable to NationsBank totaling $46,588,000. On March 3, 1995, these loans were repaid using the proceeds from the initial public offering. Accordingly, the unamortized debt issuance costs of $133,000, net of tax, related to these notes were expensed in the three month period ended March 31, 1995.

7.  INCOME TAXES

      On September 9, 1993, the Internal Revenue Service (IRS) asserted that AMS, as the successor in interest to BND,Inc. (BND), is liable for additional income taxes, penalties and interest. The total assessment for taxes, penalties and interest (net of tax benefit for deductibility of interest) through December 31, 1995 was approximately $7,000,000. This deficiency allegedly relates to BND's income tax returns for the years ended November 30, 1988 and October 31, 1990. The IRS alleges that, during the acquisition of AMS by Mr. Smith in October 1990, BND's merger into Atlanta International Raceway, Inc., the predecessor of AMS (AIR), resulted in a taxable gain to BND equal to the excess of liabilities assumed by AIR over the adjusted basis of assets transferred to AIR. Moreover, this taxable gain allegedly eliminates a net operating loss carryback to the tax return filed for the year ended November 30, 1988. On November 30, 1993, AMS filed a protest contesting the assessment. Management intends to continue contesting the allegations of a deficiency and has not provided for this contingency in the accompanying consolidated financial statements. There can be no assurance, however, that the ultimate resolution of this proceeding will not have a material adverse effect on the Company's future results of operations or financial condition.

8.  RELATED PARTY TRANSACTIONS

      Notes receivable-affiliate at June 30, 1996 and December 31, 1995 consists of a note receivable of $672,000 and $934,000, respectively, including accrued interest of $172,000 at June 30, 1996 and $434,000 at December 31, 1995, from a partnership in which the Company's Chairman and Chief Executive Officer and the Company's Chief

Operating Officer are partners. The note due from the partnership to CMS is collateralized by certain land owned by the partnership and is payable on demand. Because CMS does not anticipate any additional repayment of this note prior to June 30, 1997, the entire balance has been classified as a noncurrent asset in the accompanying consolidated financial statements.

      Amounts payable to affiliated companies at June 30, 1996 and December 31, 1995 of $2,603,000 represents acquisition and other expenses paid on behalf of AMS by Sonic during recent years. Of such amount, approximately $1.8 million is evidenced by a demand note bearing interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire account balance is classified as long-term based on expected repayment dates.

9.  PURCHASE OF BRISTOL MOTOR SPEEDWAY

      The total purchase price of the capital stock of BMS was $26,646,000, including $146,000 of direct acquisition costs. The acquisition has been accounted for using the purchase method. In accordance with Accounting Principles Board Opinion No. 16, the purchase price has been allocated to the assets and liabilities acquired at their estimated fair market values at acquisition date. Allocation of the purchase price resulted in goodwill of approximately $19,669,000, which is being amortized over 40 years. The Company is in the process of obtaining an independent appraisal or valuation of the fair value of identifiable intangibles acquired, if any. Based on current information, the Company's management does not expect the final allocation of the purchase price to be materially different from that used herein.

      In accordance with the Company's accounting policy for establishing the cut-off date for quarterly financial reporting purposes, the revenues and direct expenses of the BMS NASCAR race events held on the weekend of March 29-31, 1996 have been recognized in the second quarter of fiscal 1996.

      The following unaudited pro forma financial data have been prepared giving effect to the acquisition of BMS as if the transaction had taken place as of January 1, 1995 after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on that date, nor are they necessarily indicative of results which may occur in the future.

                                                           (PRO FORMA)
                                                       Three Months Ended
                                                       June 30,     June 30,
                                                        1996         1995
Total revenues....................................  $40,816,000  $33,754,000

Net income .......................................   13,293,000   10,347,000

Net income per share..............................         0.32         0.27

                                                           (PRO FORMA)
                                                         Six Months Ended
                                                       June 30,     June 30,
                                                        1996         1995
Total revenues....................................  $53,146,000  $45,003,000

Income before extraordinary item..................   13,539,000    9,691,000

Net income .......................................   13,539,000    9,558,000

Net income per share..............................         0.33         0.27

10.  COMMITMENTS

               The Company's Chairman and CEO purchased approximately 24% of the outstanding common stock of North Carolina Motor Speedway, Inc. during 1995. The Chairman has offered to sell this stock to the Company at his cost. The Company has declined to purchase Mr. Smith's shares to date but may elect to do so in the future. The Company has offered to buy the remaining equity interest in North Carolina Motor Speedway, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


               The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto). Such statements reflect management's current views, are based on many assumptions and are subject to risks and uncertainties. See the discussion under the caption "Risk Factors" in the Company's prospectus contained in a registration statement on Form S-3, Registration #333-1856, filed with the Securities and Exchange Commission.

OVERVIEW

               The Company derives revenues principally from the sale of tickets to car races held at AMS, BMS and CMS, from food and beverage concession sales and souvenir sales made during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events and from the licensing of television, cable network and radio rights to broadcast such events. The Company has derived additional revenue in recent years from the Speedway Club, a dining and entertainment facility at CMS, and, since 1991, from Legends Car sales.

               The Company classifies its revenues as admissions, event-related revenues and other operating revenue. "Admissions" includes ticket sales for all of the Company's events. "Event-related revenues" includes concession and souvenir sales, luxury suite rentals, sponsorship fees and broadcast right fees. "Other operating revenue" includes the Speedway Club and Legends Car revenues.

               The Company classifies its expenses to include direct expense of events and other direct operating expense, among other things. "Direct expense of events" principally consists of race purses, sanctioning fees, cost of souvenir sales, compensation of certain employees and advertising. "Other direct operating expense" includes cost of the Speedway Club and Legends Car sales.

               The Company's revenue items produce different operating margins. Sponsorships, broadcast rights, ticket sales and luxury suite rentals produce higher margins than concessions and souvenir sales, as well as Legends Car sales.

               The Company sponsors and promotes outdoor motorsports events. Weather conditions affect sales of tickets, concessions and souvenirs, among other things at these events. Although the Company sells tickets well in advance of its events, poor weather conditions can have an effect on the Company's results of operations.

               Significant growth in the Company's revenues will depend on consistent investment in facilities. In addition to several capital projects underway at AMS, BMS and CMS, the Company has also begun construction of a superspeedway in Fort Worth, Texas. The Company's investment in TMS will be substantial.

               The Company does not believe that its financial performance has been materially affected by inflation. The Company has been able to mitigate the effects of inflation by increasing prices.

CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

               TOTAL REVENUES. Total revenues for the three months ended June 30, 1996 increased by $13.1 million, or 47.3%, to $40.8 million, over such revenues for the same year earlier period. This improvement was due to increases in all revenue items, particularly admissions and event related revenue. Admissions for the three months ended June 30, 1996 increased by $8.3 million, or 58.5%, over admissions for the same year earlier period. This increase was due primarily to the acquisition of BMS in January 1996, which hosted race events in the current quarter, and to growth in admissions to NASCAR-sanctioned racing events at the Company's historical operations. Event related revenue for the three months ended June 30, 1996 increased by $4.5 million, or 44.6%, over such revenue for the same year earlier period. This increase was due to the acquisition of BMS and to increased rental revenue at CMS from newly constructed VIP suites. Other operating revenue for the three months ended June 30, 1996 increased by $328,000, or 9.4%, over such revenue for the same year earlier period. Legends Car sales accounted for the substantial portion of this increase.

               DIRECT EXPENSE OF EVENTS. Direct expense of events for the three months ended June 30, 1996 increased by $4.8 million, or 73.6%, over such expense for the same year earlier period. Such increase was due primarily to the acquisition of BMS and to increased operating costs associated with increased seating capacity at CMS events.

               OTHER DIRECT OPERATING EXPENSE. Other direct operating expense for the three months ended June 30, 1996 increased by $152,000, or 6.6%, over such expense for the same year earlier period. The increase was primarily attributable to the increase in Legends Car sales (see above).

               GENERAL AND ADMINISTRATIVE. As a percentage of total revenues, general and administrative expense decreased from 12.9% for the three months ended June 30, 1995 to 11.2% for the three months ended June 30, 1996. General and administrative expense for the three months ended June 30, 1996 increased by $1.0 million, or 28.7%, over such expense for the same year earlier period. This change was due primarily to general and administrative expenses incurred at BMS which was acquired in the first quarter of 1996, and to a lesser extent an increase in the average compensation of employees.

               DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended June 30, 1996 increased by $905,000, or 78.5%, over such expense for the same year earlier period. This increase was due to additions to property and equipment at CMS and AMS and the acquisition of BMS.

               OPERATING INCOME. Operating income for the three month period ended June 30, 1996 increased by $6.2 million, or 43.8%, over such income for the same year earlier period. This increase was due to the factors discussed above.

               INTEREST INCOME, NET. Interest income, net for the three months ended June 30, 1996 increased by $417,000, or 155.0%, compared to the three month period ending June 30, 1995. This increase was due to higher levels of average cash invested, from the public stock offering that occurred on April 1, 1996, in the three months ended June 30, 1996 as compared to the same year earlier period.

               OTHER INCOME. Other income for the three months ended June 30, 1996 decreased by $280,000 from such income for the three month period ending June 30, 1995. This decrease was due to decreased gains on sale of AMS condominiums.

               EQUITY IN NET INCOME OF NORTH WILKESBORO SPEEDWAY. In the three month period ended June 30, 1996, the Company recognized equity income in the operations of its 50% investment in NWS equal to $299,000. This income was a result of NWS conducting race events during the three month period ended June 30, 1996. In the three month period ended June 30, 1995 there was no similar income, since the Company acquired the equity interest in NWS in late June 1995.

               PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the three month period ended June 30, 1996 was 39.5%, compared to an effective tax rate for the period ended June 30, 1995 of 39.8%.

               NET INCOME. Net income for the three months ended June 30, 1996, when compared to the same period in the prior year, reflects improved earnings in the Company's historical operations and an increase in income, due to the newly acquired BMS which hosted race events in the three month period ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

               TOTAL REVENUES. Total revenues for the six months ended June 30, 1996 increased by $14.2 million, or 36.4%, to $53.1 million, over such revenues for the same year earlier period. This improvement was due to increases in all revenue items, particularly admissions and event related revenues. Admissions for the six months ended June 30, 1996 increased by $8.7 million, or 47.0%, over admissions for the same year earlier period. This increase was due primarily to the acquisition of BMS in January 1996, which hosted race events in the current quarter, and to growth in admissions to NASCAR-sanctioned racing events. Event related revenue for the six months ended June 30, 1996 increased by $4.6 million, or 31.8%, over such revenue for the same year earlier period. This increase was due to the acquisition of BMS and to increased rental revenue at CMS from newly constructed VIP suites. Other operating revenue for the six months ended June 30, 1996 increased by $871,000, or 14.7%, over such revenue for the same year earlier period. Legends Car sales accounted for the substantial portion of this increase.

               DIRECT EXPENSE OF EVENTS. Direct expense of events for the six months ended June 30, 1996 increased by $4.8 million, or 47.0%, over such expense for the same year earlier period. Such increase was due primarily to the acquisition of BMS and increased operating costs associated with increased seating capacity at CMS.

               OTHER DIRECT OPERATING EXPENSE. Other direct operating expense for the six months ended June 30, 1996 increased by $393,000, or 10.0%, over such expense for the same year earlier period. The increase was primarily attributable to the increase in Legends Car sales (see above).

               GENERAL AND ADMINISTRATIVE. As a percentage of total revenues, general and administrative expense decreased from 17.5% for the six months ended June 30, 1995 to 16.2% for the six months ended June 30, 1996. General and administrative expense for the six months ended June 30, 1996 increased by $1.8 million, or 26.6%, over such expense for the same year earlier period. This change was due primarily to general and administrative expenses incurred at BMS which was acquired in the first quarter of 1996, and to a lesser extent an increase in the average compensation of employees.

               DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the six months ended June 30, 1996 increased by $1.5 million, or 62.9%, over such expense for the same year earlier period. This increase was due to additions to property and equipment at CMS and AMS and the acquisition of BMS.

               OPERATING INCOME. Operating income for the six month period ended June 30, 1996 increased by $5.7 million, or 36.5%, over such income for the same year earlier period. This increase was due to the factors discussed above.

               INTEREST INCOME (EXPENSE), NET. Interest income, net for the six month period ended June 30, 1996 was $449,000, compared to interest expense, net for the six month period ended June 30, 1995 of $486,000. This change was due to higher levels of cash invested, from the public stock offering that occurred on April 1, 1996, in the six months ended June 30, 1996 as compared to the same year earlier period.

               OTHER INCOME. Other income for the six months ended June 30, 1996 decreased by

$216,000 from such income for the six month period ending June 30, 1995. This decrease was due to decreased gains on sale of AMS condominiums.

               EQUITY IN NET INCOME OF NORTH WILKESBORO SPEEDWAY. In the six month period ended June 30, 1996, the Company recognized equity income in the operations of its 50% investment in NWS equal to $185,000. This income was a result of NWS conducting race events during the six month period ended June 30, 1996. In the six month period ended June 30, 1995 there was no similar income, since the Company acquired the equity interest in NWS in late June 1995.

               PROVISION FOR INCOME TAXES. The Company's effective income tax rate for the six month period ended June 30, 1996 was 39.7%, compared to an effective tax rate for the period ended June 30, 1995 of 40.0%.

               INCOME BEFORE EXTRAORDINARY ITEM. Income before extraordinary item for the six month period ended June 30, 1996 increased by $4.0 million, or 41.7%, over such income for the same year earlier period, due to the factors discussed above.

               EXTRAORDINARY ITEM, NET. Upon repaying the long-term debt, related net debt issuance costs previously amortized were written off in the six months ended June 30, 1995, as an extraordinary item. There were no similar charges for the six months ending June 30, 1996.

               NET INCOME. Net income for the six months ended June 30, 1996, when compared to the same period in the prior year, reflects improved earnings in the Company's historical operations, and an increase in income due to the newly acquired BMS which hosted race events in the three month period ended June 30, 1996.

SEASONALITY AND QUARTERLY RESULTS

               The Company derives a substantial portion of its total revenues from admissions and event-related revenue attributable to twelve NASCAR-sanctioned races which are held in March, May, August, October and November. During 1994 and 1995, the Company's second and fourth quarters accounted, on average, for approximately 80% of the Company's total annual revenues and approximately 106% of its total annual operating income. As a result, the Company's business has been, and is expected to remain, highly seasonal.

               The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

               The Company's financial condition and liquidity strengthened during the six months ended June 30, 1996 as demonstrated in this table (dollars in thousands):

                                     June 30,    December 31,
                                      1996          1995          Increase
                                    ---------    ------------    ---------
Cash and cash equivalents           $ 59,603       $10,132       $ 49,471
Working capital (deficit)             31,523        (1,816)        33,339
Long-term debt, including
  current portion                     41,635         1,806         39,829
Stockholders' equity                 192,023        95,380         96,643

               These significant financial condition and liquidity improvements resulted principally from three factors:

1. In April 1996, the Company received net cash proceeds of approximately $78.5 million from the sale of 3,000,000 shares of common stock in a public stock offering.

2.  The Company achieved record operating results during the six months ended
    June

    30, 1996. Net income amounted to $13.7 million and net cash generated by operations amounted to $25.8 million.

3. The Company received $40 million from long-term borrowings under the new bank Credit Facility.

               The Company expects to continue to generate positive cash flows from its existing speedway operations. Even though the Company has experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, will be needed to fund the Company's continued growth.

               The Company does not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of dividends on the Common Stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant.

   CAPITAL EXPENDITURES

               Significant growth in the Company's revenues depends, in a large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital expenditures. A variety of major capital projects are underway, the most significant of which is the acquisition and construction of TMS. While management is unable at this time to determine the total cost of construction, it currently estimates that total construction costs at TMS will approximate $100 million to $110 million (see Note 5).

               To date in 1996 the Company has constructed approximately 4,000 grandstand seats at BMS, and is constructing another 4,000 grandstand seats at BMS. The Company is also in the process of acquiring additional land for parking and camping at BMS. In 1996, the Company also intends to complete 16 suites at AMS as well as complete other facility improvement projects. The estimated aggregate cost of capital expenditures, exclusive of TMS, is expected to be $20 million.

               In addition to expansion and improvements of its existing speedway facilities and business operations, the Company is continually evaluating new opportunities that will add value for the Company's stockholders, including the expansion and development of its existing Legends Cars products and markets and the expansion into complementary businesses.

               In summary, Company management anticipates that the net proceeds of the 1996 public offering, together with cash from operations and funds available through the Credit Facility, will sustain the Company's operating needs, including planned capital expenditures at AMS, BMS, CMS and TMS, through 1996 and into 1997. Based upon the anticipated future growth and financing requirements of the Company, management expects that the Company will, from time to time, engage in additional financings of a character and in amounts to be determined.

   IRS AUDIT

               On September 9, 1993, the IRS asserted that AMS, as the successor in interest to BND, Inc. ("BND"), is liable for additional income taxes, penalties and interest. The total assessment including taxes, penalties and interest (net of tax benefit for deductibility of interest) through December 31, 1995 is approximately $7 million. This deficiency allegedly relates to BND's income tax returns for the years ended November 30, 1988 and October 31, 1990. The IRS alleges that, during the acquisition of AMS by the Company's Chairman and Chief Executive Officer in October 1990, BND's merger into Atlanta International Raceway, Inc., the predecessor of AMS ("AIR"), resulted in a taxable gain to BND equal to the excess of liabilities assumed by AIR over the adjusted basis of assets transferred to AIR. Moreover, this taxable gain allegedly eliminates a net operating loss carryback to the tax return filed for the year ended November 30, 1988. On November 30, 1993, AMS filed a protest contesting the assessment. Management intends to continue contesting the allegations of a deficiency. There can be no assurance, however, that the ultimate resolution of this proceeding will not have a material adverse effect on the Company's results of operations or financial condition.

PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits:

                 27 Financial data schedule for the six month period ended June 30, 1996.


      (b) No reports on Form 8-K were filed during the fiscal quarter covered by this report on Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SPEEDWAY MOTORSPORTS, INC.
                                             (REGISTRANT)



Date: August 12, 1996                       By:   /s/ O. Bruton Smith
      ---------------                          ----------------------
                                                    O. Bruton Smith
                                           Chairman and Chief Executive Officer




Date: August 12, 1996                       By:   /s/ William R. Brooks
      ---------------                          ------------------------
                                                    William R. Brooks
                                            Vice President, Chief Financial
                                            Officer, Treasurer and Director

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                           SPEEDWAY MOTORSPORTS, INC.
                       FOR THE QUARTER ENDED JUNE 30, 1996



EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS


   27 Financial data schedule for the six month period ended June 30, 1996.