Form 10-Q
period 1996-09-30
SPEEDWAY MOTORSPORTS INC
filed 1996-11-14
CIK 934648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

Yes  X   No __


As of November 14, 1996, there were 41,299,455 shares of $0.01 par value common stock outstanding.

                               INDEX TO FORM 10-Q

                                                                  PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements                           3

ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations          17


PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders        23

ITEM 6.  Exhibits and Reports on Form 8-K                           23

SIGNATURES                                                          24

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                   September 30,
                                                       1996      December 31,
                                                    (Unaudited)     1995
                                                    ------------  -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ........................ $  15,630     $  10,132
 Restricted cash ..................................     4,644            86
 Trade accounts receivable ........................     6,487         6,511
 Prepaid income taxes .............................     3,469            --
 Refundable income taxes ..........................        --           727
 Inventories (Note 4) .............................     6,303         5,372
 Speedway condominiums  held for sale..............     3,799         3,142
 Prepaid expenses (Note 10) .......................       908           185
                                                    ---------     ---------

   Total current assets ...........................    41,240        26,155
                                                    ---------     ---------

PROPERTY AND EQUI MENT, NET (Note 5)...............   215,698        93,105

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 9)......    36,364        12,675

OTHER ASSETS:
 Marketable equity securities .....................     2,387         1,855
 Note receivable-affiliate (Note 8)................       684           934
 Deferred financing costs .........................       545            --
 Other assets .....................................     3,656         1,722
                                                    ---------     ---------

   Total other assets .............................     7,272         4,511
                                                    ---------     ---------

    TOTAL ......................................... $ 300,574     $ 136,446
                                                    =========     =========


See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                   September 30,
                                                       1996      December 31,
                                                    (Unaudited)     1995
                                                    ------------ ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt (Note 6)..... $     279     $     348
 Accounts payable .................................    12,845         7,743
 Deferred race event income, net ..................    27,559        13,345
 Accrued expenses and other liabilities ...........     6,160         5,870
 Due to former stockholders .......................       640           665
                                                    ---------     ---------

    Total current liabilities .....................    47,483        27,971

LONG-TERM DEBT (Note 6)............................    41,204         1,458

PAYABLE TO AFFILIATED COMPANIES (Note 8)...........     2,603         2,603

DEFERRED MEMBERSHIP INCOME, NET ...................     1,357         1,563

DEFERRED INCOME TAXES .............................     9,899         6,717

OTHER LIABILITIES .................................     5,147           754
                                                    ---------     ---------

    Total liabilities .............................   107,693        41,066
                                                    ---------     ---------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 10).....

STOCKHOLDERS' EQUITY (Note 3):
 Preferred stock ..................................        --            --
 Common stock .....................................       413           380
 Additional paid-in capital .......................   155,276        72,148
 Retained earnings ................................    37,308        22,944
 Deduct:
   Unrealized loss on marketable equity
    securities ....................................      (116)          (92)
                                                    ---------     ---------

    Total stockholders' equity ....................   192,881        95,380
                                                    ---------     ---------

    TOTAL ......................................... $ 300,574     $ 136,446
                                                    =========     =========


See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                   Three Months Ended
                                                   ------------------
                                                      September 30,
                                                     1996        1995
                                                     ----        ----
REVENUES:
 Admissions ...............................       $  6,296    $    223
 Event related revenue ....................          4,511       1,193
 Other operating revenue ..................          2,698       2,682
                                                  --------    --------
        Total revenues ....................         13,505       4,098
                                                  --------    --------

OPERATING EXPENSES:
 Direct expense of events .................          4,983         862
 Other direct operating expense ...........          1,391       1,867
 General and administrative ...............          4,586       3,362
 Depreciation and amortization ............          2,107       1,154
                                                  --------    --------
        Total operating expenses ..........         13,067       7,245
                                                  --------    --------

OPERATING INCOME (LOSS) ...................            438      (3,147)

INTEREST INCOME, NET ......................            369         249

OTHER INCOME ..............................            501       1,837

EQUITY IN LOSS OF NORTH WILKESBORO
  SPEEDWAY ................................           (100)         --
                                                  --------    --------

INCOME (LOSS) BEFORE INCOME TAXES .........          1,208      (1,061)

INCOME TAX PROVISION (BENEFIT) ............            523        (424)
                                                  --------    --------

NET INCOME (LOSS) .........................       $    685    $   (637)
                                                  ========    ========

NET INCOME (LOSS) PER SHARE ...............       $   0.02    $  (0.02)
                                                  ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING
 (Note 2)..................................         42,130      38,400
                                                  ========    ========




See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                     Nine Months Ended
                                                     -----------------
                                                       September 30,
                                                     1996        1995
                                                     ----        ----

REVENUES:
 Admissions ...............................       $ 33,602    $ 18,800
 Event related revenue ....................         23,551      15,641
 Other operating revenue ..................          9,498       8,611
                                                  --------    --------
        Total revenues ....................         66,651      43,052
                                                  --------    --------

OPERATING EXPENSES:
 Direct expense of events .................         20,116      11,159
 Other direct operating expense ...........          5,724       5,807
 General and administrative ...............         13,208      10,172
 Depreciation and amortization ............          5,904       3,484
                                                  --------    --------
        Total operating expenses ..........         44,952      30,622
                                                  --------    --------

OPERATING INCOME ..........................         21,699      12,430

INTEREST INCOME (EXPENSE), NET ............            818        (237)

OTHER INCOME ..............................          1,282       2,834

EQUITY IN INCOME OF NORTH WILKESBORO
  SPEEDWAY ................................             85          --
                                                  --------     -------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM.......................         23,884      15,027

PROVISION FOR INCOME TAXES ................          9,520       6,011
                                                  --------    --------

INCOME BEFORE EXTRAORDINARY ITEM. .........         14,364       9,016

EXTRAORDINARY ITEM, NET (Note 6)...........             --        (133)
                                                  --------    --------

NET INCOME ................................       $ 14,364    $  8,883
                                                  ========    ========

PER SHARE DATA:
 Income before extraordinary item..........       $   0.35    $   0.25
 Extraordinary item, net ..................             --          --
                                                  --------    --------
 Net income ...............................       $   0.35    $   0.25
                                                  ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING
 (Note 2)..................................         41,046      35,689
                                                  ========    ========


See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)
                                   (Unaudited)


                                                                                   Unrealized
                                                                                      Loss
                                            Common Stock    Additional           on Marketable        Total
                                            ------------    Paid-In    Retained       Equity        Stockholders'
                                           Shares  Amount   Capital    Earnings     Securities         Equity
                                           ------  ------   -------    --------     ----------      ------------
BALANCE DECEMBER 31, 1995 ............     38,000  $ 380    $ 72,148     $22,944        $ (92)         $ 95,380

 Net income ..........................         --     --          --      14,364           --            14,364

 Issuance of Speedway Motorsports,
  Inc. common stock...................      3,000     30      78,463          --           --            78,493

 Exercise of Speedway Motorsports,
  Inc. stock options..................        154      2         721          --           --               723

 Issuance of common stock in
  conjunction with acquisition of
  Oil-Chem Research Corp..............        145      1       3,944          --           --             3,945

 Net unrealized loss on marketable
  equity securities ..................         --     --          --          --          (24)              (24)
                                           ------   ----    --------     -------        -----          --------
BALANCE SEPTEMBER 30, 1996 (Unaudited)     41,299   $413    $155,276     $37,308        $(116)         $192,881
                                           ======   ====    ========     =======        =====          ========


See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                             -----------------
                                                               September 30,
                                                              1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:                         ----       ----
 Net income ...........................................     $14,364    $ 8,883
 Extraordinary item, net ..............................          --        133
 Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization......................       5,904      3,484
    Equity in income of North Wilkesboro Speedway ......        (85)        --
    Gain on sale of marketable equity securities and
   investments ........................................        (544)      (351)
    Gain on sale of fixed assets ........................        --     (1,199)
    Amortization of deferred membership income..........       (206)      (206)
    Changes in operating assets and liabilities, net
       of acquired business:
      Trade accounts receivable ........................        489     (2,198)
      Inventories  .....................................       (904)    (1,269)
      Other current assets and li bilities .............        734      2,511
      Condominiumheld for sale.........................        (657)       (61)
      Accrued interest receivable from related parties .          -        (37)
      Deferred race event income .......................      6,978     13,836
      Other assets and liabilities .....................        784       (654)
                                                             ------     ------
        Ne cash provided b operating activities........      26,857     22,872

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt. ................     (32,848)   (47,352)
 Issuance of long-term debt ...........................      72,525         --
 Advances from related parties.........................          --          2
 Issuance of common stock to public....................      78,493     65,793
 Issuance of common stock in connection with stock
  options exercised....................................         723         --
                                                             ------     ------
        Net cash provided by financing activities ......    118,893      8,443

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..................................    (113,350)   (20,919)
 Purchases of marketable equity securities and
  investments..........................................      (1,791)    (7,773)
 Proceeds from sales of marketable equity securities
  and investments......................................       1,762        807
 Proceeds from sale of fixed assets . .................          --      1,796
 Purchase of Bristol Motor Speedway....................     (26,646)        --
 Purchase of Oil-Chem Research Corp....................        (514)        --
 Repayments from related parties ......................         287         --
                                                            -------     ------
        Net cash used in investing activities ............ (140,252)   (26,089)
                                                            -------     ------

NET INCREASE IN CASH AND  ASH EQUIVALENTS..............       5,498     15,226

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......       10,132      7,046
                                                             -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............      $15,630    $22,272
                                                             =======    =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Road construction costs financed with a note
   payable (Note 6)....................................      $    --    $ 1,969
                                                             =======    =======



See notes to consolidated financial statements.

    The following Notes to Unaudited Consolidated Financial Statements and discussion, including the discussion of Texas International Raceway and Management's Discussion and Analysis of Financial Condition and Results of Operations, contain estimates and forward-looking statements. Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. See the discussion under the caption "Risk Factors" in the Company's prospectus contained in a registration statement on Form S-3, Registration #333-13431, filed with the Securities and Exchange Commission.


              Notes to Unaudited Consolidated Financial Statements

1.  SIGNIFICANT ACCOUNTING POLICIES

    These unaudited consolidated financial statements should be read in conjunction with the financial statements for Speedway Motorsports, Inc. for the fiscal year ended December 31, 1995 included in the Company's 1995 Annual Report on Form 10-K or the Company's Prospectus' dated March 27, 1996 and November 13, 1996.

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

    The Company recognizes revenues and operating expenses for all events in the calendar quarter in which the events are conducted except when a major NASCAR race event occurs at one of the Company's wholly-owned subsidiaries on the last weekend of a calendar quarter ended March 31, June 30, or September 30 in which case the race event revenues and operating expenses are recognized consistently in the immediately succeeding calendar quarter. The Company has adopted this accounting policy to help ensure comparability between quarterly financial statements.

    A major NASCAR sanctioned racing event occurred at BMS on the weekend of March 29- 31, 1996. Accordingly, the revenues and direct expenses of this race event have been recognized in the second quarter of 1996. The last recognition date for the first quarter of calendar year 1996 was March 28, 1996. No major NASCAR race events were held at wholly-owned subsidiaries on the last weekend of the calendar quarters ended June 30, 1996 and September 30, 1996.

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

2.  DESCRIPTION OF BUSINESS

     The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI), and its wholly-owned subsidiaries, Charlotte Motor Speedway, Inc. and Subsidiaries (CMS), Atlanta Motor Speedway, Inc. (AMS), Texas International Raceway and Subsidiary (TIR), Bristol Motor Speedway, Inc. (BMS), Oil-Chem Research Corp. and Subsidiary (ORC) and Speedway Funding Corp. (SFC) (collectively, the Company). In March 1995, CMS and AMS became wholly-owned subsidiaries of SMI. Sonic Financial Corporation (Sonic) and other shareholders of CMS and AMS became shareholders of SMI in a corporate restructuring (Restructuring) prior to the initial public offering of common stock by SMI in 1995.

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

    AMS owns and operates a 1.5-mile oval, asphalt speedway located in Hampton, Georgia. Two NASCAR Winston Cup events are held annually, one in March and one in November. Additionally, a Busch Grand National race and two ARCA races are also held annually, each preceding a Winston Cup event. All of these events are sanctioned by NASCAR or ARCA. AMS is in the process of selling the twelve remaining condominiums, which overlook the Atlanta speedway.

    TIR was established on February 13, 1995 for the purpose of constructing and operating a 1.5-mile oval, asphalt speedway in Fort Worth, Texas (see Note 5). In July 1996, TIR announced that it would conduct a NASCAR Winston Cup event in April 1997 preceded by a Busch Grand National race. Other events will be announced as they are scheduled.

     In addition, the Company has a 50% ownership interest in North Wilkesboro Speedway,

Inc. (NWS), a privately-held speedway located in northwestern North Carolina.

    On January 22, 1996, the Company acquired 100% of the outstanding capital stock of BMS. BMS owns and operates a one-half mile lighted, 36-degree banked concrete oval speedway in Bristol, Tennessee. BMS currently sponsors two major NASCAR Winston Cup events annually. Additionally, two Busch Grand National races are held annually, each preceding a Winston Cup event (see Note 9).

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

    On April 16, 1996 the Company acquired, through merger, 100% of the outstanding capital stock of ORC for $4,459,000 in Company stock and cash. ORC produces an environmentally friendly motor oil additive that the Company hopes to promote in conjunction with its speedways. The results of operations of this acquired business from the acquisition date through September 30, 1996 and for the corresponding prior year period on a pro forma basis were insignificant.

    Per Share Data - Per share amounts in the accompanying consolidated financial statements have been prepared to reflect the 42,130,000 and 41,046,000 weighted average shares outstanding for the three and nine month periods ended September 30, 1996, including 858,000 and 878,000 common share equivalents during each period arising from stock options. The per share amounts reflect the 38,400,000 and 35,689,000 weighted average shares outstanding for the three and nine month periods ended September 30, 1995 after giving effect to the initial public offering, including 400,000 common share equivalents during each period arising from stock options.

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

4.  INVENTORIES

    Inventories as of September 30, 1996 and December 31, 1995 consisted of the following components (dollars in thousands):
                                                  September 30,   December 31,
                                                      1996            1995
                                                  -------------   ------------
Souvenirs.........................................   $ 3,144         $ 2,242
Finished vehicles, parts and accessories..........     3,063           3,057
Food..............................................        96              73
                                                   ---------     -----------
   Total                                             $ 6,303         $ 5,372
                                                   =========     ===========

5.  DEVELOPMENT AND CONSTRUCTION OF TIR

    In 1995, the Company began constructing TIR at a 950 acre site in Fort Worth, Texas. TIR will be a 1.5-mile, banked asphalt oval superspeedway. Land and land improvements and construction in progress at December 31, 1995 included approximately $13,200,000 representing costs incurred through that date related to the new track facility. As of September 30, 1996, capitalized costs associated with TIR aggregated approximately $96,975,000. Company management currently estimates the total cost of this facility will approximate $130 million. No assurance can be given that the actual cost of constructing TIR will approximate that estimate. Numerous factors, many of which are beyond the Company's control, may influence the ultimate cost of TIR, including undetected soil or land conditions, additional land acquisition costs, increases in the cost of construction materials and labor, unforeseen changes in the design of TIR, litigation, accidents or natural disasters affecting the construction site and national or regional economic changes. In addition, the actual cost of TIR could vary materially from the foregoing estimate if the Company's assumptions about the quality of materials or workmanship required to complete TIR or the cost of financing such construction were to change. The TIR construction is also subject to state and local permitting processes, which if changed, could materially affect the cost of TIR.

    Company management held a press conference on July 11, 1996 in Fort Worth, Texas to announce that TIR will host its first NASCAR Winston Cup race on April 6, 1997 preceded by a Busch Grand National race on April 5, 1996. Also, an Indy Racing League event will be held June 7, 1997. Management is actively pursuing the scheduling of additional motorsports racing and other events at this facility. Also, in July 1996 TIR conducted a ceremonial groundbreaking for 58 condominiums to be built above turn-two overlooking the speedway.

6.  LONG-TERM DEBT AND EXTRAORDINARY ITEM

    In conjunction with its January 1996 acquisition of BMS, the Company obtained from Nationsbank an unsecured, short-term line of credit in an aggregate principal amount of up to $50,000,000 (the "90-Day Facility"). In early 1996, the Company borrowed $32,688,000 under the 90-Day Facility, which amount was used to fund the purchase price for the common stock of BMS and working capital needs of the Company.

    In March 1996, the Company subsequently consummated longer term financing through a credit facility ("the Credit Facility"), retired the 90-Day Facility and borrowed additional funds for working capital purposes. The Company has a total of $40 million in aggregate principal amount outstanding under the Credit Facility at September 30, 1996. The Credit Facility is an unsecured working capital and letter of credit arrangement provided by a syndicate of banks led by Nationsbank.

    The Credit Facility has an overall borrowing limit of $110,000,000 with a sub-limit of $7,000,000 for standby letters of credit. The Credit Facility will mature in three years unless extended annually thereafter for two additional years at the option of the lenders. Draws are permitted under the Credit Facility for the following purposes: (i) refinancing outstanding borrowings, including the 90-Day Facility, (ii) financing seasonal working capital needs,
(iii) financing general corporate purposes, including the costs of constructing TIR. Although the Credit Facility is unsecured, the Company has agreed not to pledge its assets to any third party. In addition, the Company has made certain financial covenants, including specified levels of net worth and ratios of (i) debt to equity, (ii) debt to earnings before interest, taxes, depreciation and amortization (EBITDA), and
(iii) earnings before interest and taxes (EBIT) to interest expense. The Credit Facility also prohibits the Company from making cash expenditures in excess of $10 million in the aggregate to acquire additional motor speedways, without the consent of the lenders, and limits its consolidated capital expenditures, exclusive of expenditures on TIR, to amounts not to exceed $80 million in the aggregate for fiscal years 1996 and 1997 and $40 million for each fiscal year thereafter. The Company also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, guaranties, asset sales, investments, cash dividends, distributions and redemptions. The Credit Facility permits additional indebtedness within certain parameters.

    Long-term debt at September 30, 1996 and December 31, 1995 also includes a note payable for road construction costs in the amount of $1,458,000 and $1,806,000, respectively.

    Long-term debt as of December 31, 1994 of $47,261,000 included various notes payable to NationsBank totaling $46,588,000. On March 3, 1995, these loans were repaid using the proceeds from the initial public offering. Accordingly, the unamortized debt issuance costs of $133,000, net of tax, related to these notes were expensed in the three month period ended March 31, 1995.

7.  INCOME TAXES

    On September 9, 1993, the Internal Revenue Service (IRS) asserted that AMS, as the successor in interest to BND,Inc. (BND), is liable for additional income taxes, penalties and interest. The total assessment for taxes, penalties and interest (net of tax benefit for deductibility of interest) through September 30, 1996 is approximately $7.4 million. This deficiency allegedly relates to BND's income tax returns for the years ended November 30, 1988 and October 31, 1990. The IRS alleges that, during the acquisition of AMS by Mr. Smith in October 1990, BND's merger into Atlanta International Raceway, Inc., the predecessor of AMS (AIR), resulted in a taxable gain to BND equal to the excess of liabilities assumed by AIR over the adjusted basis of assets transferred to AIR. Moreover, this taxable gain allegedly eliminates a net operating loss carryback to the tax return filed for the year ended November 30, 1988. On November 30, 1993, AMS filed a protest contesting the assessment. Management intends to continue contesting the allegations of a deficiency and has not provided for this contingency in the accompanying consolidated financial statements. There can be no assurance, however, that the ultimate resolution of this proceeding will not have a material adverse effect on the Company's future results of operations or financial condition.

8.  RELATED PARTY TRANSACTIONS

    Notes receivable-affiliate at September 30, 1996 and December 31, 1995 consists of a note receivable of $684,000 and $934,000, respectively, including accrued interest of $184,000 at September 30, 1996 and $434,000 at December 31, 1995, from a partnership in which the Company's Chairman and Chief Executive Officer and the Company's Chief Operating Officer are partners. The note due from the partnership to CMS is collateralized by certain land owned by the partnership and is payable on demand. Because CMS does not anticipate any additional repayment of this note prior to June 30, 1997, the entire balance has been classified as a noncurrent asset in the accompanying consolidated financial statements.

    Amounts payable to affiliated companies at September 30, 1996 and December 31, 1995 of $2,603,000 represents acquisition and other expenses paid on behalf of AMS by Sonic during recent years. Of such amount, approximately $1.8 million is evidenced by a demand note bearing interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire account balance is classified as long-term based on expected repayment dates.

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

                                                           (PRO FORMA)
                                                       Three Months Ended
                                                       ------------------
                                                          September 30,
                                                        1996         1995
                                                        ----         ----
Total revenues....................................  $13,505,000   $9,730,000

Net income .......................................      685,000      516,000

Net income per share..............................         0.02         0.01

                                                           (PRO FORMA)
                                                        Nine Months Ended
                                                        -----------------
                                                           September 30,
                                                        1996          1995
                                                     ----------   --------
Total revenues....................................  $66,651,000  $54,733,000

Income before extraordinary item..................   14,267,000   10,207,000

Net income .......................................   14,267,000   10,074,000

Net income per share..............................         0.35         0.28

10.  COMMITMENTS AND OTHER TRANSACTIONS

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

         On October 1, 1996, the Company completed a private placement of 5 3/4% convertible subordinated debentures in the aggregate principal amount of $70,000,000. On October 4, 1996, the Company filed a registration statement to register these debentures and the underlying equity securities. On October 15, 1996, the initial purchasers exercised an option to purchase additional convertible subordinated debentures in the principal amount of $4,000,000. The net proceeds after commissions and discounts were $72,150,000. The debentures are due in 2003, are convertible into common stock of the Company at the holder's option after December 1, 1996 at $31.11 per share until maturity, and are redeemable at the Company's option after September 29, 2000. This offering of convertible subordinated debentures will be recorded in the fourth quarter of fiscal year 1996. The proceeds of this offering will be used to repay outstanding borrowings under the Credit Facility, fund construction costs of TIR and for working capital needs of the Company. As of September 30, 1996, the Company has incurred costs associated with this debenture offering which have been deferred at September 30, 1996 and are included in the accompanying consolidated balance sheets in current assets.

         On October 24, 1996, the Company entered into an agreement with Sears Point Raceway (SPR) to purchase certain tangible and intangible assets for $2 million and to execute a long-term lease for real property (the
SPR Lease). The SPR Lease requires a $3.0 million security deposit to be paid by the Company. SPR, which occupies approximately 800 acres in Sonoma, California, is a two-mile road course. The agreement provides for a closing date of November 18, 1996. The Company has the option to purchase the real property for $38.1 million during an option period commencing after three years, subject to acceleration at the election of the seller (the purchase price for such option to be credited against the purchase price for the real property). The agreement also provides for the Company to loan approximately $14 million to the seller to cover the sellers's outstanding obligations on the real property. Such amount will be secured by a mortgage on the real property and outstanding principal amounts under this loan will be credited against the amount due from the Company upon exercise of its real property option. SPR currently sponsors three NASCAR sanctioned racing events, including a Winston Cup, Busch Grand National and Craftsman Truck Series event. In addition, SPR holds National Hot Rod Association and various other racing events during the year. The SPR Lease may be reflected on the Company's Fiancial Statements as a capital lease obligation in the amount of $38.1 million, which shall be Senior Indebtedness with respect to the Debentures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto).

Overview

         The Company derives revenues principally from the sale of tickets to automobile races and other events held at AMS, BMS and CMS, from food and beverage concession sales and souvenir sales made during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events and from the licensing of television, cable network and radio rights to broadcast such events. The Company has derived additional revenue in recent years from the Speedway Club, a dining and entertainment facility at CMS, and, since 1991, from Legends Car sales.

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

         Significant growth in the Company's revenues will depend on consistent investment in facilities. In addition to several capital projects underway at AMS, BMS and CMS, the Company has also begun construction of a superspeedway in Fort Worth, Texas. The Company's investment in TIR will be substantial.

         The Company does not believe that its financial performance has been materially affected by inflation. The Company has been able to mitigate the effects of inflation by increasing prices.

CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared To The Three Months Ended September 30, 1995

         Total Revenues. Total revenues for the three months ended September 30, 1996 increased by $9.4 million, or 229.6%, to $13.5 million, over such revenues for the same year earlier period. This improvement was due to increases in all revenue items, particularly admissions and event related revenue. Admissions for the three months ended September 30, 1996 increased by $6.1 million, or 2,723.4%, over admissions for the same year earlier period. This increase was due primarily to the acquisition of BMS in January 1996, which hosted NASCAR sanctioned racing events during the current quarter. Event related revenue for the three months ended September 30, 1996 increased by $3.3 million, or 278.1%, over such revenue for the same year earlier period. This increase was primarily due to the acquisition of BMS.

         Direct Expense of Events. Direct expense of events for the three months ended September 30, 1996 increased by $4.1 million, or 478.0%, over such expense for the same year earlier period. Such increase was due primarily to the acquisition of BMS which hosted NASCAR sanctioned racing events during the quarter.

         Other Direct Operating Expense. Other direct operating expense for the three months ended September 30, 1996 decreased by $476,000, or 25.5%, over such expense for the same year earlier period. The decrease primarily occurred due to the change in sales mix to higher margin part sales for Legends Cars compared to the same year earlier period.

         General and Administrative. As a percentage of total revenues, general and administrative expense decreased from 82.0% for the three months ended September 30, 1995 to 34.0% for the three months ended September 30, 1996. General and administrative expense for the three months ended September 30, 1996 increased by $1.2 million, or 36.4%, over such expense for the same year earlier period. The changes were due primarily to the acquisition of BMS in the first quarter of 1996 which hosted NASCAR sanctioned racing events during the current quarter, the associated general and administrative expenses incurred at BMS, and to a lesser extent an increase in total compensation costs.

         Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 1996 increased by $953,000, or 82.6%, over such expense for the same year earlier period. This increase was due to additions to property and equipment at CMS and AMS and from the property and equipment and goodwill and other intangible assets related to the acquisition of BMS.

         Operating Income. Operating income for the three month period ended September 30, 1996 increased by $3.6 million over such income for the same year earlier period. This increase was due to the factors discussed above.

         Interest Income, Net. Interest income, net for the three months ended September 30, 1996 increased by $120,000, or 48.2%, compared to the three month period ending September 30, 1995. This increase was due to higher levels of average cash invested, from the public stock offering that occurred on April 1, 1996, in the three months ended September 30, 1996 as compared to the same year earlier period.

         Other Income. Other income for the three months ended September 30, 1996 decreased by $1.3 million from such income for the three month period ending September 30, 1995. This decrease was primarily due to decreased gains on sale of CMS land held for resale.

         Equity in Loss of North Wilkesboro Speedway. In the three month period ended September 30, 1996, the Company recognized a loss from the operations of its 50% investment in NWS equal to $100,000, net of tax benefit. The recognition of income from NASCAR sanctioned racing events which were held on the last weekend of the current quarter were deferred, consistent with the prior year.

         Provision for Income Taxes. The Company's effective income tax rate for the three month period ended September 30, 1996, excluding the loss in NWS, was 40%, compared to an effective tax rate for the period ended September 30, 1995 of 40.0%.

         Net Income. Net income for the three months ended September 30, 1996, when compared to the same period in the prior year, reflects improved earnings in the Company's historical operations and an increase in income, due to the newly acquired BMS which hosted NASCAR sanctioned racing events in the three month period ended September 30, 1996.

Nine Months Ended September 30, 1996 Compared To The Nine Months Ended September 30, 1995

         Total Revenues. Total revenues for the nine months ended September 30, 1996 increased by $23.6 million, or 54.8%, to $66.7 million, over such revenues for the same year earlier period. This improvement was due to increases in all revenue items, particularly admissions and event related revenues. Admissions for the nine months ended September 30, 1996 increased by $14.8 million, or 78.7%, over admissions for the same year earlier period. This increase was due primarily to the acquisition of BMS in January 1996, which hosted race events in the first and third quarters, and to growth in admissions to NASCAR-sanctioned racing events. Event related revenue for the nine months ended September 30, 1996 increased by $7.9 million, or 50.6%, over such revenue for the same year earlier period. This increase was due to the acquisition of BMS and to increased rental revenue at CMS from newly constructed VIP suites. Other operating revenue for the nine months ended September 30, 1996 increased by $887,000, or 10.3%, over such revenue for the same year earlier period. Legends Car revenues accounted for the substantial portion of this increase.

         Direct Expense of Events. Direct expense of events for the nine months ended September 30, 1996 increased by $8.9 million, or 80.3%, over such expense for the same year earlier period. Such increase was due primarily to the acquisition of BMS and increased operating costs associated with increased seating capacity at CMS.

         Other Direct Operating Expense. Other direct operating expense for the nine months ended September 30, 1996 decreased by $83,000, or 1.4%, over such expense for the same year earlier period. The decrease primarily occurred due to the change in sales mix to higher margin part sales for Legend Cars compared to the same year earlier period.

      General and Administrative. As a percentage of total revenues, general and administrative expense decreased from 23.6% for the nine months ended September

30, 1995 to 19.8% for the nine months ended September 30, 1996. General and administrative expense for the nine months ended September 30, 1996 increased by $3.0 million, or 29.8%, over such expense for the same year earlier period. This change was due primarily to general and administrative expenses incurred at BMS which was acquired in the first quarter of 1996, and to a lesser extent an increase in the average compensation of employees.

         Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 1996 increased by $2.4 million, or 69.5%, over such expense for the same year earlier period. This increase was due to additions to property and equipment at CMS and AMS and from the property and equipment and goodwill and other intangible assets related to the acquisition of BMS.

         Operating Income. Operating income for the nine month period ended September 30, 1996 increased by $9.3 million, or 74.6%, over such income for the same year earlier period. This increase was due to the factors discussed above.

         Interest Income (Expense), Net. Interest income, net for the nine month period ended September 30, 1996 was $818,000, compared to interest expense, net for the nine month period ended September 30, 1995 of $237,000. This change was due to higher levels of cash invested, from the public stock offering that occurred on April 1, 1996, in the nine months ended September 30, 1996 as compared to the same year earlier period.

         Other Income. Other income for the nine months ended September 30, 1996 decreased by $1.6 million from such income for the nine month period ending September 30, 1995. This change was due to decreased sales of AMS condominiums and sales of CMS land held for resale.

         Equity in Income of North Wilkesboro Speedway. In the nine month period ended September 30, 1996, the Company recognized income from the operations of its 50% investment in NWS of $85,000, net of taxes. The income from NASCAR sanctioned racing events which were held on the last weekend of the current quarter has been deferred to the fourth quarter consistent with the prior year.

         Provision for Income Taxes. The Company's effective income tax rate for the nine month period ended September 30, 1996, excluding the income in NWS, was 40%, compared to an effective tax rate for the period ended September 30, 1995 of 40.0%.

         Income before Extraordinary Item. Income before extraordinary item for the nine month period ended September 30, 1996 increased by $5.3 million, or 59.3%, over such income for the same year earlier period, due to the factors discussed above.

         Extraordinary Item, Net. Upon repaying the long-term debt, related net debt issuance costs previously amortized were written off in the nine months ended September 30, 1995, as an extraordinary item. There were no similar charges for the nine months ending September 30, 1996.

         Net Income. Net income for the nine months ended September 30, 1996, when compared to the same period in the prior year, reflects improved earnings in the Company's historical operations, and an increase in income due to the newly acquired BMS which hosted two NASCAR sanctioned racing events in the nine month period ended

September 30, 1996.

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

         The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

         The Company's financial condition and liquidity strengthened during the nine months ended September 30, 1996 as demonstrated in this table (dollars in thousands):

                                 September 30,    December 31,
                                      1996          1995          Increase
                                    ---------    ------------    ---------
Cash and cash equivalents           $ 15,630       $10,132       $  5,498
Working capital (deficit)             (6,243)       (1,816)         4,427
Long-term debt, including
  current portion                     41,483         1,806         39,677
Stockholders' equity                 192,881        95,380         93,080

         These significant financial condition and liquidity improvements resulted principally from three factors:

1. In April 1996, the Company received net cash proceeds of approximately $78.5 million from the sale of 3,000,000 shares of common stock in a public stock offering.

2. The Company achieved record operating results during the nine months ended September 30, 1996. Net income amounted to $14.4 million and net cash generated by operations amounted to $26.9 million.

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


   Capital Expenditures

         Significant growth in the Company's revenues depends, in a large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital expenditures. A variety of major capital projects are underway, the most significant of which is the acquisition and construction of TIR. While management is unable at this time to determine the total cost of construction, it currently estimates that total construction costs at TIR will approximate $130 million (See Note 5).

         During 1996, the Company began a major renovation and expansion of BMS. The Company is also in the process of acquiring additional land for parking and camping at BMS. In 1996, the Company also intends to complete 16 suites at AMS as well as complete other facility improvement projects. The estimated aggregate cost of capital expenditures, exclusive of TIR, will approximate $40 million.

         In addition to expansion and improvements of its existing speedway facilities and business operations, the Company is continually evaluating new opportunities that will add value for the Company's stockholders, including the expansion and development of its existing Legends Cars products and markets and the expansion into complementary businesses.

         In summary, Company management anticipates that the net proceeds of the 1996 equity and debt offerings, together with cash from operations and funds available through the Credit Facility, will sustain the Company's operating needs, including planned capital expenditures at AMS, BMS, CMS and TIR, through 1996 and into 1997. Based upon the anticipated future growth and financing requirements of the Company, management expects that the Company will, from time to time, engage in additional financings of a character and in amounts to be determined.

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

   At the Annual Meeting of Stockholders held on May 8, 1996, William R. Brooks and Mark M. Gambill were elected directors by the stockholders. Directors whose terms of office continued after the meeting were O. Bruton Smith, H.A. "Humpy" Wheeler, Edwin R. Clark and William P. Benton. In addition to election of two directors, the stockholders ratified the selection of Deloitte & Touche LLP as principal independent auditors of the Company and approved the Company's 1996 Formula Stock Option Plan, the 1996 Employee Stock Purchase Plan and an amendment to the Certificate of Incorporation of the Company to increase the authorized common stock of the Company to 100,000,000 shares. Following is a summary of the voting:


                                           Votes        Votes
                             Votes For    Against     Abstained      Unvoted
                             ---------    -------     ---------      -------
Election of William
R. Brooks ................   38,095,846       0           71,454     2,932,700

Election of Mark M.
Gambill ..................   38,095,846       0           71,454     2,932,700

Ratification of Deloitte
& Touche LLP as independent
auditors of the Company ..   38,163,478      1,406         2,416     2,932,700

Approval of the 1996
Formula Stock Option
Plan .....................   37,969,244    185,858        12,198     2,932,700

Approval of the 1996
Employee Stock Purchase
Plan .....................   38,152,255     10,131         4,914     2,932,700

Approval of Amendment to
the Certificate of Incorp-
oration of the Company ...   38,065,656     96,324         5,320     2,932,700


ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

          27 Financial data schedule for the nine month period ended September 30, 1996.

    (b) The following was reported on Form 8-K in the fiscal quarter covered by this Form 10-Q:

             (i) Form 8-K dated September 9, 1996, reporting a Press Release that announces a proposed private offering of up to $77 million of convertible subordinated debentures.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SPEEDWAY MOTORSPORTS, INC.
                                             (Registrant)



Date: November 14, 1996                        By:   /s/ O. Bruton Smith
      -----------------                           ----------------------
                                                       O. Bruton Smith
                                           Chairman and Chief Executive Officer




Date: November 14, 1996                        By:   /s/ William R. Brooks
      -----------------                           ------------------------
                                                     William R. Brooks
                                             Vice President, Chief Financial
                                             Officer, Treasurer and Director

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                           SPEEDWAY MOTORSPORTS, INC.
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS


   27 Financial data schedule for the nine month period ended September 30, 1996.