Form 10-K
period 1996-12-31
SPEEDWAY MOTORSPORTS INC
filed 1997-03-26
CIK 934648

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from             to
Commission file number 1-13582
                           Speedway Motorsports, Inc.
             (Exact name of registrant as specified in its charter)

                       Delaware                                                51-0363307
             (State or other jurisdiction                                     (IRS Employer
           of incorporation or organization)                               Identification No.)
                 U.S. Highway 29 North
                Concord, North Carolina                                           28026
                 (Address of principal                                         (Zip Code)
                  executive offices)

       Registrant's telephone number, including area code: (704) 455-3239
          Securities registered pursuant to Section 12(b) of the Act:

                                                                          Name of each exchange
                  Title of each class                                      on which registered
              $.01 Par Value Common Stock                                New York Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: NONE Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $288,708,193 based upon the closing sales price of the registrant's Common Stock on February 28, 1997 of $23.50 per share. As of February 28, 1997, 41,304,455 shares of registrant's Common Stock, $.01 par value per share, were outstanding. Unless otherwise indicated, all other share and share price information contained herein takes into account the effect of the two for one stock split effected as of March 15, 1996 in the form of a 100% Common Stock dividend payable to stockholders of record as of February 26, 1996 (the "Stock Split").

                          FORM 10-K TABLE OF CONTENTS

                                                                                                              Page
Part I
Item 1.    Business........................................................................................     3
Item 2.    Properties......................................................................................     8
Item 3.    Legal Proceedings...............................................................................    10
Item 4.    Submission of Matters to a Vote of Security Holders.............................................    11
Part II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.......................    11
Item 6.    Selected Financial Data.........................................................................    13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation............    14
Item 8.    Financial Statements and Supplementary Data.....................................................    19
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    19
Part III
Item 10.   Directors and Executive Officers of the Registrant..............................................    20
Item 11.   Executive Compensation..........................................................................    21
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................    24
Item 13.   Certain Relationships and Related Transactions..................................................    25
Part IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................    25
Index to Financial Statements..............................................................................   F-1
Index to Financial Statement Schedules.....................................................................   S-1
Signatures.................................................................................................

                                     PART I
Item 1. Business
     Speedway Motorsports, Inc. (the "Company"), the owner and
operator of Atlanta Motor Speedway ("AMS"), Bristol Motor Speedway ("BMS"), Charlotte Motor Speedway ("CMS"), Texas Motor Speedway ("TMS"), 600 Racing,
and the operator of SearsvPoint Raceway ("SPR"), is a leading promoter, marketer and sponsor of motorsports activities in the United States. The
Company currently will sponsor 15 major annual racing events in 1997 sanctioned by the National Association of Stock Car Auto Racing, Inc. ("NASCAR"), including nine races associated with the Winston Cup professional stock car racing circuit (the "Winston Cup") and six races associated with the Busch Grand National circuit. The Company also currently sponsors two Indy Racing League ("IRL") racing events, three NASCAR Craftsman Truck Series racing events, and one International Race Of Champions ("IROC") racing event. The Company has experienced substantial growth in revenues and profitability as a result of its continued improvement, expansion and investments in facilities, its consistent marketing and promotional efforts and the overall increase in popularity of Winston Cup, Busch Grand National and other motorsports events in the United States. The Company is currently nearing substantial completion of construction of TMS in Fort Worth, Texas, and will host its first major NASCAR Winston Cup race on April 6, 1997. Upon its completion, TMS will be the second-largest sports facility in America with permanent seating capacity of approximately 150,000, 200 suites and 76 condominiums. In 1996, the Company signed a joint management and development agreement with Quad-Cities International Raceway.
     In 1996, the Company derived approximately 83% of its total revenues from events sanctioned by NASCAR. Based on information developed independently by The Goodyear Tire & Rubber Co. ("Goodyear"), spectator attendance at Winston Cup and Busch Grand National events have increased at compound annual growth rates of 6.8% and 13.1%, respectively, from 1994 to 1996. Management believes that spectator demand for its largest events exceeds existing permanent seating capacity at each of AMS, BMS, and CMS, which had, at December 31, 1996, permanent seating capacity of approximately 102,000, 77,000, and 110,000, respectively, in each case excluding infield admission, temporary seats and general admission.
     In recent years, television coverage and corporate sponsorship have increased for NASCAR-related events. All NASCAR Winston Cup and Busch Grand National events currently are broadcast by ABC, CBS, ESPN, TBS or TNN. Major national corporate sponsorship of NASCAR-sanctioned events also has increased significantly, according to NASCAR. Sponsors include such companies as Coca-Cola, General Motors, NAPA, PrimeStar, Food City, Goodie's, Interstate Batteries, McDonald's, and RJR Nabisco. The Company intends to increase the exposure of its current Winston Cup and Busch Grand National events, add television coverage to other track events, increase sponsorship revenue, and schedule additional racing and other events at each of its speedway facilities. Operating Strategy
     The Company's operating strategy is to increase profitability through the promotion and production of racing and related events at modern facilities, which serve to enhance customer loyalty. The key elements of this strategy are as follows:
     Commitment to Quality and Customer Satisfaction. Upon assuming control of CMS in 1975, management embarked upon a series of capital improvements, including the construction of additional permanent grandstand seating, new luxury suites, trackside dining and entertainment facilities and a condominium complex overlooking the track. In 1992, CMS became the first and only superspeedway in North America to offer nighttime racing. Following the purchase of AMS in 1990, the Company began to implement a similar strategy there by constructing additional grandstand seating, luxury suites and condominiums. In addition, the Company is constructing new food concessions, restroom and other fan amenities facilities at AMS, BMS, CMS and SPR to increase spectator comfort and enjoyment as well as reconfiguring traffic patterns, entrances, and expanded on-site roads to ease congestion caused by the increases in attendance. For example, at BMS, the Company in 1997 will relocate various souvenir, concessions and restroom facilities to the mezzanine level to increase spectator convenience and accessibility. Also, at SPR, the Company plans to expand and improve spectator seating and viewing areas in 1997.
     Innovative Marketing and Event Promotion. Management believes that it is important to market the Company's scheduled events throughout the year, both regionally and nationally. The Company markets its events by
                                       3
offering tours of its facilities, providing satellite links for media outlets, conducting direct mail campaigns and staging pre-race promotional activities such as live music, skydivers and daredevil stunts. The Company's marketing program also includes the solicitation of prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event include luxury suite rentals, block ticket sales and Company-catered hospitality, as well as souvenir race program and track signage advertising. As an example of its marketing innovations, in 1996, the Company began offering Preferred Seat Licenses ("PSL") entitling licensees to purchase annual TMS season-ticket packages for sanctioned racing events.
     Utilization of Media. The Company negotiates directly with network and cable television companies for live coverage of its NASCAR-sanctioned races. In November, 1996, SPR signed a five-year television rights agreement with ESPN covering its May NASCAR Winston Cup races through the NASCAR season for 2001. In August 1996, TMS signed a four-year television rights agreement with CBS Sports for the recently announced April races at TMS. In May 1996, AMS signed a four-year television rights agreement with ESPN for NASCAR seasons for 1997 through 2000. Also in May 1996, BMS entered into a seven-year television rights agreement with ESPN covering the April and August NASCAR Winston Cup and related races through the NASCAR season for 2002. In December 1995, CMS signed a three-year television rights agreement with Turner Sports, Inc. ("TSI"), with a TSI renewal right for the fourth year. The TSI agreement covers the May and October NASCAR and American Race Car Association ("ARCA") races at CMS to be broadcast on TBS. In August 1996, CMS entered into a one-year television rights agreement with TNN for the 1997 Winston Select race and associated events.
     The Company also broadcasts its Winston Cup races at CMS over its proprietary Performance Racing Network ("PRN"), which is syndicated to more than 300 stations. PRN also sponsors a weekly racing-oriented program throughout the NASCAR season, which is syndicated to more than 100 stations. In 1997, the Company also plans to begin broadcasting its Winston Cup races and other events of AMS, BMS and TMS over PRN. Management also seeks to increase the visibility of its racing events and facilities through local and regional media interaction. For example, each January the Company sponsors a four-day media tour of CMS to promote the upcoming Winston Cup season. In 1997, this event featured Winston Cup drivers and attracted media personnel representing television networks and stations from throughout the United States. In addition, in early 1997, a similar media tour was staged at TMS which also featured Winston Cup drivers and was attended by numerous media personnel from throughout the United States.
Growth Strategy
     Management believes that the Company can achieve its growth objectives by increasing attendance and revenues at existing facilities and by expanding its promotional and marketing expertise to take advantage of opportunities in attractive new markets. It intends to continue implementing this growth strategy through the following means.
     Expansion and Improvements of AMS, BMS, CMS, SPR and Completion of TMS. Management believes that spectator demand for its largest events exceeds existing permanent seating capacity. The Company plans to continue its expansion by adding permanent grandstand seating and luxury suites at AMS, BMS and CMS in 1997. As further described in "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Expenditures", the Company plans to make other significant renovations and improvements at AMS, BMS, CMS and SPR, in 1997 as well. Upon completion in April 1997, TMS will have approximately 150,000 permanent grandstand seats, 200 suites and 76 condominiums. In 1997, after adding more than 226,000 seats, including the opening of TMS, permanent grandstand seating capacity at all of the Company's speedways will exceed 500,000. Management believes that the expansion and improvements of AMS, BMS, CMS and SPR will generate additional admissions and event-related revenues.
     Expansion of Television Coverage and Sponsorship. NASCAR-sanctioned stock car racing is experiencing significant growth in television viewership and spectator attendance. This growth has allowed the Company to expand its television coverage to include more races and to negotiate more favorable broadcast rights fees with television networks as well as to negotiate more favorable contract terms with sponsors. Management believes that spectator interest in stock car racing will continue to grow, thereby increasing broadcast media and sponsors' interest in the sport. The Company intends to increase media exposure of its current Winston Cup events, to add
                                       4
television coverage to other track events and to increase sponsorship revenue. For example, as part of this strategy, the SPR acquisition allows for televised coverage of its events in Northern California, which is currently believed to be the 5th largest television market in the United States.
     Development of the Legends Car Business. In 1992, the Company developed the Legends Circuit. The Company sells cars used in Legends Circuit racing events at retail prices of less than $12,900 and is the official sanctioning body of the Legends Circuit. At these retail prices, management believes that Legends Cars become economically affordable to a new group of racing enthusiasts who previously could not race on an organized circuit. Legends Cars are an increasingly important part of the Company's business. In 1994, 1995 and 1996, Legends Cars revenues were $5,744,000, $8,464,000 and $9,825,000, respectively.
     Increase in Daily Usage of Facilities. Management constantly seeks revenue-producing uses for the Company's track facilities on days not committed to racing events. Such other uses include car shows, supercross motorcycle racing, auto fairs, driving schools, vehicle testing and settings for television commercials, concerts, print advertisements and motion pictures. In 1994, 1995 and 1996, non-race-day track rental revenues were $1,162,000, $1,285,000 and $1,730,000, respectively.
     Addition of Motorsports Facilities. The Company also considers growth by acquisition and development of motorsports facilities as appropriate opportunities arise. The Company acquired BMS in Bristol, Tennessee in January 1996 and SPR in Sonoma, California in November 1996. In 1997, the Company will substantially complete construction at TMS in Fort Worth, Texas. As such additional development or acquisition opportunities arise which appear suitable to the Company's plans and business, management will attempt to realize these opportunities.
Operations
     The Company's operations consist principally of racing and related events. The Company also sells Legends Cars and sanctions the Legends Circuit. Its other activities are ancillary to its core business of racing.
  Racing and Related Events
     NASCAR-sanctioned races are held annually at each of the Company's speedways. The following are summaries of racing events scheduled in 1997 at each of the Company's speedways. Management is actively pursuing the scheduling of additional motorsports racing and other events.
     AMS. In 1997, AMS is scheduled to hold two Winston Cup races and one Busch Grand National race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date                                 Event                                     Circuit
March 8       "Stihl Outdoor Power Tools 300"                        Busch Grand National
March 9       "PrimeStar 500"                                        Winston Cup
November 9    "NAPA 500"                                             Winston Cup

     In 1997, AMS is also scheduled to sponsor two ARCA races.
     BMS. In 1997, BMS is scheduled to hold two Winston Cup races and two Busch Grand National races, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date                                 Event                                     Circuit
April 12      "Moore's Snack Food 250"                               Busch Grand National
April 13      "Food City 500"                                        Winston Cup
August 22     "Food City 250"                                        Busch Grand National
August 23     "Goody's Headache Powder 500"                          Winston Cup

     In 1997, BMS is also scheduled to sponsor a NASCAR Craftsman Truck Series event.
                                       5

     CMS. In 1997, CMS is scheduled to hold three Winston Cup races and two Busch Grand National races, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date                                 Event                                     Circuit
May 17        "The Winston"                                          Winston Cup (all-star race)
May 24        "CARQUEST Auto Parts 300"                              Busch Grand National
May 25        "Coca-Cola 600"                                        Winston Cup
October 5     "All Pro Auto Parts Bumper to Bumper 300"              Busch Grand National
October 6     "UAW-GM Quality 500"                                   Winston Cup

     In 1997, CMS is also scheduled to sponsor an IROC event, and IRL event and two ARCA races.
     SPR. In 1997, SPR is scheduled to hold one Winston Cup race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date                                 Event                                     Circuit
May 4         "Save Mart Supermarkets 300"                                        Winston Cup

     In 1997, SPR is also scheduled to sponsor a NASCAR Craftsman Truck Series event, a NHRA event, an AMA event and an IMSA event.
     TMS. In 1997, TMS is currently scheduled to hold one Winston Cup race and one Busch Grand National race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date                                 Event                                     Circuit
April 5       "Coca-Cola 300"                                        Busch Grand National
April 6       "Interstate Batteries 500"                             Winston Cup

     In 1997, the Company is also scheduled to sponsor a NASCAR Craftsman Truck Series event and an IRL event at TMS.
     The following table shows selected revenues of the Company for the years ended December 31, 1994, 1995 and 1996. All numbers for 1994 and 1995 exclude information for BMS and SPR.

                                                                        1994       1995        1996
                                                                               (in thousands)
Admissions..........................................................   $31,523    $36,569    $ 52,451
Sponsorship revenue.................................................     4,916      5,758       6,989
Broadcast revenue...................................................     2,791      3,228       5,299
Other...............................................................    25,307     30,018      37,374
  Total.............................................................   $64,537    $75,573    $102,113

     Admissions. Grandstand ticket prices at the Company's NASCAR-sanctioned events in 1997 range from $15.00 to $100.00. In general, as NASCAR increases sanctioning fees and purses, the Company raises ticket prices.
     Sponsorship Revenue. The Company's revenue from corporate sponsorships is paid in accordance with negotiated contracts. The identities of sponsors and the terms of sponsorship change from time to time. The Company currently has sponsorship contracts with such major manufacturing and consumer products companies as Coca-Cola, Miller Brewing Company, Anheuser-Busch, the National Automotive Parts Association, PrimeStar, Interstate Batteries, Chevrolet and Ford. Some contracts allow the sponsor to name a particular racing event, as in the "Coca-Cola 600" and the "UAW-GM Quality 500." Other consideration ranges from "Official Car" designation (as with Ford at AMS, BMS and SPR, and Chevrolet at CMS and TMS) to exclusive advertising and promotional rights in the sponsor's product category (as with Anheuser-Busch at AMS, BMS, and TMS and Miller at
CMS). None of the Company's event sponsors accounted for as much as 5% of total revenues in 1996.
     Broadcast Revenue. The Company has negotiated contracts with television networks and stations for the broadcast coverage of all of its NASCAR-sanctioned events. The Company has contracts with ABC, ESPN, TBS and TNN covering events at AMS, BMS and CMS. CMS events are carried over Company-owned PRN to over
                                       6

300 radio stations. In 1997, the Company plans to carry events at all its other speedways over PRN. The Company derives revenue from the sale of commercial time on PRN. None of the Company's broadcast contracts accounted for as much as 5% of total revenues in 1996.
     Other Revenue. The Company derives other revenue from the sale of souvenirs and concessions, from fees paid for catering "hospitality" receptions and private parties and from parking. In addition, once completed, its facilities at AMS, BMS, CMS, SPR and TMS will include a total of approximately 470 luxury suites available for leasing to corporate sponsors or others at current 1997 annual rates ranging from $15,600 to $79,000. CMS has also constructed 40 boxes, each containing 32 seats, which are currently available for renting by corporate sponsors or others at annual rates of up to $34,600. The Company's tracks and related facilities often are leased to others for use in stock car driving lessons; for testing, research and development of race cars and racing products; for use as a setting for commercials and motion pictures; and for other outdoor events.
     Quad-Cities International Raceway Park. In October 1996, the Company signed a joint management and development agreement with Quad-Cities International Raceway Park. The Company will serve in an advisory capacity for the development of a multi-use facility, which includes a speedway in northwest Illinois. The agreement also grants the Company the option to purchase up to 40% equity ownership in the facility. The option has not been exercised.
  Legends Cars and The Legends Circuit
     Introduced by the Company in 1992, Legends Cars are 5/8-scale versions of the modified cars driven by legendary early NASCAR racers. Designed primarily to race on "short" tracks of 3/8-mile or less, they are currently available in seven body styles modelled after classic sedans and coupes. Legends Circuit races, at CMS and elsewhere, are sanctioned by a Company subsidiary, 600 Racing, Inc. ("600 Racing"). More than 1,000 sanctioned races were held nationwide in 1996. Since 1995, Legends Cars have been manufactured by 600 Racing at a leased 92,000-square-foot facility located approximately two miles from CMS. Prior to 1995, Legends Cars were manufactured by an unaffiliated company.
     Management believes that the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $12,900. At these retail prices, management believes that Legends Cars are economically affordable to a new group of racing enthusiasts who otherwise could not race on an organized circuit. A small percentage of these cars are purchased for "show" rather than racing. Legends Cars are not designed for general road use. Cars and parts are currently marketed and sold through approximately 41 distributors doing business in approximately 33 states, Canada, England, Australia and the United Arab Emirates. The Company's Legends Car business has experienced substantial growth since its inception in 1992. It generated $8.4 million in revenue in 1995 and $9.8 million in 1996, and $1.1 million in operating income in 1995 and $2.1 million in 1996.
  Other Activities
     The Company also owns Smith Tower, a seven-story, 135,000-square foot building adjoining the main grandstand and overlooking the principal track at CMS. Smith Tower houses the Speedway Club, the corporate offices of CMS and office space leased to others. The Speedway Club is an exclusive dining and entertainment facility located on the fifth and sixth floors of Smith Tower. Open year-round, it is a focal point of the Company's efforts to improve the amenities and enhance the comfort of its facilities for the benefit of spectators.
     The Company has built 46 trackside condominiums at AMS of which 35 were sold at December 31, 1996. Also, the Company is building 76 condominiums at TMS, above turn two of the speedway, 72 of which have been contracted for sale. It built and sold 40 trackside condominiums at CMS in the 1980's and another 12 units at CMS from 1991 to 1994. Some are used by team owners and drivers, which is believed to enhance their commercial appeal.
Competition
     The Company is the leading motorsports promoter in the local markets served by AMS, BMS, CMS, SPR and TMS and competes regionally and nationally with other track owners to sponsor events, especially NASCAR-sanctioned events. The Company also must compete for spectator interest with all forms of professional and amateur spring, summer and fall sports conducted in and near Atlanta, Bristol, Charlotte, Fort Worth,
                                       7
and Sonoma. The Company also competes for attendance with a wide range of other entertainment and recreational activities available in the Southeast, Southwest and Northern California regions.
Employees
     As of December 31, 1996, the Company had 304 full-time employees and 148 part-time employees. The Company hires temporary employees to assist during periods of peak attendance at its events. None of the Company's employees is represented by a labor union. Management believes that the Company enjoys a good relationship with its employees.
Environmental Matters
     Solid waste landfilling has occurred on and around the Company's property at CMS for many years. Landfilling of general categories of municipal solid waste on the CMS property ceased in 1992. There are two landfills currently operating at CMS, however, that are permitted to receive inert debris and waste from land clearing activities ("LCID" landfills). Two other LCID landfills on the CMS property were closed in 1994. CMS intends to allow similar LCID landfills to be operated on the CMS property in the future. CMS also leases certain CMS property to a subsidiary of Browning-Ferris Industries, Inc. ("BFI") for use as a construction and demolition debris landfill (a "C&D" landfill), which can receive solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but cannot receive inert debris, land-clearing debris or yard debris. In addition, the subsidiary of BFI owns and operates an active solid waste landfill adjacent to CMS. Management believes that the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property.
     Portions of the inactive solid waste landfill areas on the CMS property are subject to a groundwater monitoring program and data are submitted to the North Carolina Department of Environment, Health and Natural Resources ("DEHNR"). DEHNR has noted that data from certain groundwater sampling events have indicated levels of certain regulated compounds that exceed acceptable trigger levels and organic compounds that exceed regulatory groundwater standards. DEHNR has not acted to require any remedial action by the Company at this time with respect to this situation. It is possible that action could be required of the Company by DEHNR in the future with respect to this situation, which could require the Company to incur costs that could be material.
     Management believes that the Company's operations, including the landfills on its property, are in substantial compliance with all applicable federal, state and local environmental laws and regulations. Nonetheless, if damage to persons or property or contamination of the environment is determined to have been caused by the conduct of the Company's business or by pollutants, substances, contaminants or wastes used, generated or disposed of by the Company, or which may be found on the property of the Company, the Company may be held liable for such damage and may be required to pay the cost of investigation or remediation, or both, of such contamination or damage caused thereby. The amount of such liability, as to which the Company is self-insured, could be material. Changes in federal, state or local laws, regulations or requirements, or the discovery of previously unknown conditions, could require additional expenditures by the Company.
Patents and Trademarks
     The Company has trademark rights in "Atlanta Motor Speedway" and "Charlotte Motor Speedway." It also has trademark rights concerning its Legends Cars, "600 Racing" and its corporate logos. Trademark and service mark registrations are pending with respect to "Speedway Motorsports," "Bristol Motor Speedway," "Sears Point Raceway" and "Texas Motor Speedway." The Company also has two patent applications pending with respect to its Legends Car technology. Management's policy is to protect its intellectual property rights zealously, through litigation if need be, chiefly because of their proprietary value in souvenir sales and market recognition.
Item 2. Properties
     The following table shows the sum of admissions and event-related revenues of each of AMS, BMS and CMS, in each case in dollars and as a percentage of total admissions and event-related revenues, for 1994, 1995 and 1996 (BMS is not included for 1994 and 1995 because it was not owned by the Company until 1996; SPR is not included because its was not operated by the Company until mid-November 1996 and SPR held no major events from that date to December 31,
1996) (dollars in thousands):
                                       8

                                                   1994                  1995                  1996
                                            Amount     Percent    Amount     Percent    Amount     Percent
Charlotte Motor Speedway.................   $38,050      67.5%    $42,811      66.5%    $49,259      55.4%
Atlanta Motor Speedway...................    18,287      32.5      21,541      33.5      23,877      26.9
Bristol Motor Speedway...................        --        --          --        --      15,673      17.6
  Total admissions and event-related
     revenues, all Speedways.............   $56,337     100.0%    $64,352     100.0%    $88,865     100.0%

     Atlanta Motor Speedway. AMS is located on 870 acres of Company-owned land in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. Built in 1960, today it is a modern, attractive facility. The AMS track is a 1.5-mile banked asphalt oval in excellent condition; it was repaved in 1994. The Company has, and continues to, improve and increase spectator seating arrangements at AMS. In the interim, it will continue to use temporary bleacher seats to partially satisfy demand at certain of its events. In 1996, the Company completed 16 new suites at AMS and reconfigured AMS's main entrances and expanded on-site roads to ease congestion caused by the increases in attendance. In 1997, at AMS, the Company expects to complete 56 new suites, add approximately 19,000 permanent grandstand seats, and is converting AMS to a quad-oval configuration including changing the start-finish line location.
     Bristol Motor Speedway. In January 1996, the Company acquired 100% of the capital stock of BMS. BMS is located on approximately 530 acres in Bristol, Tennessee and is a one-half mile lighted, 36-degree banked concrete oval with 77,000 permanent seats and 23 suites as of December 31, 1996. BMS also owns and operates a one-quarter mile lighted dragstrip. BMS currently sponsors four major NASCAR sanctioned racing events annually, including two Winston Cup and two Busch Grand National events. BMS is one of the most popular facilities in the Winston Cup circuit among race fans due to its 36 degree banked turns and lighted nighttime races. Management believes that spectator demand for its Winston Cup events at BMS exceeds existing permanent seating capacity. In 1996, at BMS, the Company added approximately 6,000 permanent grandstand seats and relocated various souvenir, concessions and restroom facilities to the mezzanine level at BMS to increase spectator convenience and accessibility.
In 1997, at BMS, the Company expects to complete 55 new suites, add approximately 53,000 permanent grandstand seats, and make other site improvements, bringing the total number of its permanent seats to approximately 130,000.
     Charlotte Motor Speedway. CMS is located in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. On Winston Cup race days it uses more than 1,000 acres of land, some of which is leased from others. CMS was among the first few superspeedways built and today is often described in the trade press as the most modern, attractive facility on the Winston Cup circuit. The principal track is a 1.5-mile banked asphalt "quad-oval" facility in excellent condition, having been repaved in 1994, and is the only superspeedway in North America that is lighted for nighttime racing. CMS also has three lighted "short" tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), as well as a 2.25-mile asphalt road course. The Company has consistently improved and increased spectator seating arrangements at CMS. In 1997, at CMS, the Company expects to complete 26 new suites, add approximately 15,000 permanent grandstand seats, and make other site improvements.
     Sears Point Raceway. SPR, located on approximately 800 acres in Sonoma, California, consists of a 2.52-mile, twelve-turn road course, a one-quarter mile dragstrip, and an 157,000 square foot industrial park. The real property associated with the SPR facilities is currently leased by the Company under a long-term lease which includes a purchase option. See Note 7 to the Consolidated Financial Statements for information on the terms and conditions of the SPR acquisition and lease. SPR currently sponsors a major NASCAR-sanctioned Winston Cup racing event annually. Additional annual events include a NASCAR sanctioned Craftsman Truck Series, a National Hot Rod Association ("NHRA") Winston Drag Racing Series, as well as American Motorcycle Association and Sports Car Club of America (SCCA), racing events. The racetrack is also rented throughout the year by various organizations, including the SCCA, major automobile manufacturers, and other car clubs. In 1997, at SPR, the Company expects to complete parking, road improvements and grading to improve spectator site lines, and to increase and improve seating and facilities for spectator and media amenities.
     Texas Motor Speedway. TMS, currently under construction, will operate a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway with a permanent seating capacity of approximately 150,000, 200 suites, and 76 condominiums. TMS, believed to be the first superspeedway built in the United States since 1969, will host its first
                                       9
major NASCAR Winston Cup race on April 6, 1997 preceded by a Busch Grand National race. TMS will also sponsor a NASCAR Craftsman Truck Series event, an IRL event, and two music concerts in 1997. Management is actively pursuing the scheduling of additional motorsports racing and other events at TMS. The Company expects TMS to attract spectators from throughout the South Central and SouthWestern United States. The TMS facilities are subject to a lease transaction as of December 31, 1996. See Note 5 to the Consolidated Financial Statements for information on the terms and conditions of the lease transaction.
Item 3. Legal Proceedings
     The Company is a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.
     On September 9, 1993, the Internal Revenue Service (the "IRS") asserted that AMS, as the successor in interest to BND, Inc. ("BND"), is liable for additional income taxes, penalties and interest. The total assessment including taxes, penalties and interest (net of tax benefit for deductibility of interest) through December 31, 1996 is approximately $7.5 million. This deficiency allegedly relates to BND's income tax returns for the years ended November 30, 1988 and October 31, 1990. The IRS alleges that, during the acquisition of AMS by the Company's Chairman and Chief Executive Officer in October 1990, BND's merger into Atlanta International Raceway, Inc., the predecessor to AMS ("AIR"), resulted in a taxable gain to BND. Moreover, this taxable gain allegedly eliminates a net operating loss carryback to the tax return filed for the year ended November 30, 1988. On November 30, 1993, AMS filed a protest contesting the assessment with the appeals division of the IRS; as of this date, no resolution of this matter has been obtained. However, the Company anticipates resolution of this matter during 1997. Management intends to continue contesting the allegations of a deficiency. There can be no assurance, however, that the ultimate resolution of this proceeding will not have a material adverse effect on the Company's results of operations or financial condition.
     On April 23, 1996, the Northwest Independent School District (the "Texas School District"), within whose borders TMS is located, filed a complaint against TMS, among others, in a case styled Northwest Independent School District v. City of Fort Worth, FW Sports Authority, Inc., the Governor of Texas, the Comptroller of Public Accounts of Texas, the Attorney General and Texas Motor Speedway, Inc. (the "School District Litigation"). The School District Litigation was filed in State District Court of Travis County, Texas seeking a judgement that the statutory basis for any claimed tax exemption for TMS is unconstitutional under the Texas Constitution and that TMS will be required to pay ad valorem taxes on the TMS facility. The Texas School District has the power to levy as valorem taxes against TMS if the TMS facility is not exempt property. All defendants successfully moved for dismissal on the grounds that the School District Litigation had been improperly brought in Travis County, Texas, rather than in the county in which TMS is located, as provided in Texas statutory procedural rules for challenging claims of ad valorem tax exemptions. The Texas School District appealed the dismissal and oral arguments were heard in January 1997 by the Texas Court of Appeals, an intermediate appellate court in Austin, Texas. The Company does not know when or how the Texas Court of Appeals will rule on this issue. Nevertheless, management expects the Texas School District will, in some forum, seek to have the TMS facility taxable. In the event such an action is filed or the trial court's decision in the School District Litigation is reversed, the Company will vigorously contest any attempt to declare the TMS facilities taxable.
     On December 18, 1996, TMS conveyed its facility properties to the FW Sports Authority, a non-profit corporate instrumentality of the City of Fort Worth, Texas, for a specified amount payable over 30 years from incremental tax funds collected on non-exempt properties located within the boundaries of a reinvestment zone established by the City. TMS simultaneously entered into a lease with the FW Sports Authority ("TMS Lease") with an option to repurchase the properties under specified conditions. The TMS Lease is a "triple-net" lease and TMS is, therefore, required to pay all costs of maintenance, upkeep and insurance relating to the TMS facility and is entitled to receive all revenue therefrom. Because the properties are owned by a public instrumentality and are to be used for public recreational purposes, the TMS facility properties are listed as exempt from ad valorem taxes on the property rolls of the Tarrant and Denton County Tax Appraisal Districts. Like other publicly owned professional sports facilities, significant ad valorem tax savings are expected over the next 30 years. Should the Texas School District successfully challenge the ad valorem tax exemption, the TMS Lease provides that all taxes levied on the TMS facility properties, including any claims for back taxes, are payable by TMS and the Company. A bill was recently introduced in the Texas Legislature seeking to prohibit non-profit corporate instrumentalities, like the FW Sports Authority, from owning and leasing sports and recreational facilities unless the voters of the sponsoring City have affirmatively voted for certain sales taxes. The Company intends to vigorously
                                       10
oppose the passage of this bill and to make all legal challenges to the bill should it become law. No assurance can be given that the Company will be successful in protecting its tax exempt status of the TMS facility. If the TMS facility loses its tax exempt status, the TMS Lease provides TMS with a purchase option that is immediately exercisable provided that TMS continues to operate the speedway as a motorsports facility for 15 years.
Item 4. Submission of Matters to a Vote of Security Holders
     During the fourth quarter of 1996, no matters were submitted to a vote of security holders.
                                    PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters
     The common stock of SMI, $.01 per share (the "Common Stock"), is currently traded on the New York Stock Exchange ("NYSE") under the symbol "TRK." The Common Stock has traded on the NYSE since the Company's initial public offering (the "IPO") in February 1995. As of February 28, 1997, with giving effect to the Stock Split, 41,304,455 shares of Common Stock were outstanding and there were approximately 2,911 record holders of Common Stock.
     On February 9, 1996, SMI's Board of Directors approved the two for one Stock Split effected as of March 15, 1996 in the form of a 100% Common Stock dividend payable to stockholders of record as of February 26, 1996.
     In May of 1996, SMI's Board of Directors increased the number of authorized shares of common stock to 100,000,000.
     The Company intends to retain future earnings to provide funds for the operation and expansion of its business. As a holding company, the Company will depend on dividends and other payments from AMS, BMS, CMS, SPR and TMS and its other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and operating expense requirements.
     The Company does not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of dividends on the Common Stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. Furthermore, the Credit Facility (as described in Note 7 to the Consolidated Financial Statements) includes covenants which preclude the payment of dividends.
     The following table sets forth the high and low closing sales prices for the Company's Common Stock, as reported by the NYSE Composite Tape for each calendar quarter during the periods indicated, as adjusted to reflect the Stock Split. Prior to February 24, 1995, the Company was privately held and there was no public market for the Common Stock.

                                1995                                    High        Low
First Quarter (from February 24, 1995)..............................   $ 9.938    $ 8.813
Second Quarter......................................................    10.875      8.875
Third Quarter.......................................................    13.625     10.688
Fourth Quarter......................................................    15.500     12.813
                                1996
First Quarter.......................................................    28.250     13.875
Second Quarter......................................................    30.250     25.125
Third Quarter.......................................................    29.625     22.625
Fourth Quarter......................................................    27.125     18.750

     Recent Sales of Unregistered Securities. In October 1996, the Company issued $74,000,000 in aggregate principal amount of 5 3/4% convertible subordinated debentures due 2003 (the "Debentures") in a private placement pursuant to Rule 144A and Regulation S under the Securities Act (the "Debenture Offering"). Wheat First Butcher Singer, Montgomery Securities and J.C. Bradford & Co. acted as the initial purchasers in the Debenture
                                       11

Offering (the "Initial Purchasers"). The Debentures were sold through the Initial Purchasers to "qualified institutional buyers" (as defined in Rule 144A) pursuant to Rule 144A and to certain foreign investors pursuant to Regulation S, with the legends, notifications, restrictions and transfer agent instructions regarding resales as appropriate to comply with Rule 144A or Regulation S, as applicable. The Initial Purchasers received an aggregate discount of 2.5% or $1,850,000 on the aggregate principal amount of the Debenture Offering. The Debentures are convertible into Common Stock at any time after November 30, 1996 and prior to redemption or final maturity, at a conversion price of $31.11, subject to certain adjustments. As of November 13, 1996, the Debentures, and the Common Stock into which the Debentures are convertible, have been registered for resale on a registration statement on Form S-3 filed by the Company under the Securities Act.
     On April 16, 1996, the Company issued 145,455 shares of Common Stock, with additional cash consideration, in connection with the Company's acquisition by merger of Oil-Chem Research Corp. ("Oil-Chem"). The Common Stock shares were issued to the sole stockholder of Oil-Chem, The Chessa Company, L.L.C. (the "Oil-Chem Seller"), in a private placement pursuant to Section 4(2) of the Securities Act in exchange for all the Oil-Chem Seller's capital stock of Oil-Chem. The Oil-Chem Seller represented that it was acquiring the Common Stock for its own account and not with a view to public resale or distribution. The certificate representing the Oil-Chem Seller's Common Stock also bears a restrictive legend on subsequent transfers until such Common Stock has been registered under the Securities Act.
                                       12

Item 6. Selected Financial Data
     The following selected financial data for the five years ended December 31, 1996 have been derived from audited financial statements. The financial statements for the three years ended December 31, 1996 were audited by Deloitte & Touche LLP, independent auditors, and these financial statements and auditors' report are contained elsewhere herein. All of the data set forth below are qualified by this reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements (including the Notes thereto), and its "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                          Year Ended December 31,
                                                            1992       1993       1994        1995        1996
                                                                   (in thousands, except per share data)
Income Statement Data(1)
Revenues:
  Admissions............................................   $26,018    $27,727    $31,523    $ 36,569    $ 52,451
  Event-related revenue.................................    19,096     22,115     24,814      27,783      36,414
  Other operating revenue...............................     2,660      4,726      8,200      11,221      13,248
       Total revenues...................................    47,774     54,568     64,537      75,573     102,113
Operating Expenses:
  Direct expense of events..............................    16,553     17,778     18,327      19,999      30,173
  Other direct operating expense........................     1,844      3,715      6,110       7,611       8,005
  General and administrative............................    10,050     10,629     11,812      13,381      16,995
  Non-cash stock compensation(2)........................        --         --      3,000          --          --
  Depreciation and amortization.........................     4,289      4,375      4,500       4,893       7,598
       Total operating expenses.........................    32,736     36,497     43,749      45,884      62,771
Operating income........................................    15,038     18,071     20,788      29,689      39,342
Interest income (expense), net..........................    (4,291)    (4,128)    (3,855)        (24)      1,316
Other income............................................       352      1,435      1,592       3,625       2,399
Income from continuing operations before income taxes...    11,099     15,378     18,525      33,290      43,057
Provision for income taxes..............................     4,646      6,137      8,055      13,700      16,652
Income from continuing operations.......................     6,453      9,241     10,470      19,590      26,405
Net income..............................................   $ 5,878    $ 9,203    $10,176    $ 19,457    $ 26,405
Income from continuing operations applicable to
  Common Stock(3).......................................                         $ 7,464    $ 19,590    $ 26,405
Income per share from continuing operations applicable
  to Common Stock(4)....................................                         $  0.25    $   0.53    $    .64
Weighted average shares outstanding(4)..................                          30,400      37,275      41,301
Balance Sheet Data(1)
Working capital (deficit)...............................   $(6,307)   $(2,039)   $(1,344)   $ (1,816)   $  3,644
Total assets............................................    79,999     89,184     93,453     136,446     409,284
Long-term debt, including current maturities:
  Loans payable to NationsBank and other (5)............    46,081     43,564     47,261       1,806      23,465
  Convertible subordinated debentures...................        --         --         --          --      74,000
  Capital lease obligation..............................        --         --         --          --      18,165
Stockholders' equity....................................   $11,086    $16,517    $19,232    $ 95,380    $204,735

     (1) These data for 1992 to 1995 include CMS and AMS, and for 1996 include BMS acquired in January 1996 and SPR acquired in November 1996. See
         Note 1 to the Consolidated Financial Statements.
     (2) On December 21, 1994, the Company granted options to nine employees to purchase an aggregate of 800,000 shares of Common Stock at an exercise price of $3.75 per share. As a result, the Company recorded a non-cash stock compensation charge of $3.0 million (before tax) in December 1994. See Note 15 to the Consolidated Financial Statements.
     (3) These data represent reported income from continuing operations less accretion in 1994 in the estimated redemption value of certain warrants to purchase AMS stock. On December 16, 1994, AMS redeemed such warrants from NationsBank, N.A. (Carolinas). See Note 10 to the Consolidated Financial Statements.
     (4) The 1994 income per share from continuing operations applicable to common stock has been prepared on a pro forma basis to reflect the 30,400,000 common shares outstanding after giving effect to a restructuring whereby CMS and AMS became wholly-owned subsidiaries of SMI, including 400,000 common equivalent shares arising from stock options. The 1995 and 1996 income per share from continuing operations applicable to common stock reflect the 37,275,000 and 41,301,000 weighted average shares outstanding, including 612,000 and 767,000 common share equivalents arising from stock options, for the years ended December 31, 1995 and 1996. See Note 15 to the Consolidated Financial Statements.
     (5) Other note payable represents a road construction loan of $1,806,000 and $1,465,000 outstanding at December 31, 1995 and 1996, respectively.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in the following "Management's Discussion and Analysis of Financial Condition and Results of Operations" or relating to the Company's future capital projects, the completion and cost of TMS and the Company's future sponsorship of races, are "forward looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward looking statements, include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; and other factors that generally affect the business of sports and recreational companies.
Overview
     The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedway facilities, from food and beverage concession sales and souvenir sales made during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events and from the licensing of television, cable network and radio rights to broadcast such events. The Company has derived additional revenue in recent years from the Speedway Club, a dining and entertainment facility at CMS and from Legends Car sales since 1991.
     The Company classifies its revenues as admissions, event-related revenues and other operating revenue. "Admissions" includes ticket sales for all of the Company's events. "Event-related revenues" includes concession and souvenir sales, luxury suite rentals, sponsorship fees and broadcast right fees. "Other operating revenue" includes the Speedway Club and Legends Car revenues.
     The Company classifies its expenses to include direct expense of events and other direct operating expense, among other things. "Direct expense of events" principally consists of race purses, sanctioning fees, cost of souvenir sales, compensation of certain employees and advertising. "Other direct operating expense" includes cost of the Speedway Club and Legends Car sales.
     The Company's revenue items produce different operating margins. Sponsorships, broadcast rights, ticket sales and luxury suite rentals produce higher margins than concessions and souvenir sales, as well as Legends Car sales.
     The Company sponsors and promotes outdoor motorsports events. Weather conditions affect sales of tickets, concessions and souvenirs, among other things at these events. Although the Company sells tickets well in advance of its events, poor weather conditions can have an effect on the Company's results of operations.
                                       14

     Significant growth in the Company's revenues will depend on consistent investment in facilities. In addition to several capital projects underway at AMS, BMS, CMS, and SPR, the construction of TMS is scheduled for substantial completion before hosting its first major NASCAR Winston Cup race on April 6, 1997.
     The Company does not believe that its financial performance has been materially affected by inflation. The Company has been able to mitigate the effects of inflation by increasing prices.
Results of Operations
     The table below shows the relationship of income and expense items relative to total revenue for the fiscal years ended December 31, 1994, 1995 and 1996.

                                                                          Percentage of Total Revenue
                                                                                      for
                                                                            Year Ended December 31,
                                                                          1994       1995       1996
Revenues:
  Admissions...........................................................    48.8%      48.4%      51.4%
  Event-related revenue................................................    38.5       36.8       35.6
  Other operating revenue..............................................    12.7       14.8       13.0
     Total revenues....................................................   100.0%     100.0%     100.0%
Operating Expenses:
  Direct expense of events.............................................    28.4       26.5       29.6
  Other direct operating expense.......................................     9.5       10.0        7.8
  General and administrative...........................................    18.3       17.7       16.7
  Non-cash stock compensation..........................................     4.6         --         --
  Depreciation and amortization........................................     7.0        6.5        7.4
     Total operating expenses..........................................    67.8       60.7       61.5
Operating income.......................................................    32.2       39.3       38.5
Interest income (expense), net.........................................    (6.0)        --        1.3
Other income...........................................................     2.5        4.7        2.4
Provision for income taxes.............................................   (12.5)     (18.1)     (16.3)
Net income.............................................................    16.2%      25.9%      25.9%

  Year Ended December 31, 1996 Compared To Year Ended December 31, 1995
     Total Revenues. Total revenues for 1996 increased by $26.5 million, or 35.1%, to $102.1 million, over such revenues for 1995. This improvement was due to increases in all revenue items, particularly admissions and event related revenues. Admissions for 1996 increased by $15.9 million, or 43.4%, over admissions for 1995. This increase was due primarily to the acquisition of BMS in January 1996, which hosted race events in the first and third quarters of 1996, and to growth in admissions to NASCAR-sanctioned racing events. The growth in admissions reflects the continued increases in attendance, additions to permanent seating capacity and price increases. Event related revenue for 1996 increased by $8.6 million, or 31.1%, over such revenue for 1995. This increase was due primarily to the acquisition of BMS, the growth in admissions, including related increases in concessions and souvenir sales, to increases in sponsorship and broadcast right fees, and to increased rental revenue from newly constructed VIP suites. Other operating revenue for 1996 increased by $2.0 million, or 18.1%, over such revenue for 1995. Legends Car revenues accounted for the substantial portion of this increase.
     Direct Expense of Events. Direct expense of events for 1996 increased by $10.2 million, or 50.9%, over such expense for 1995. Such increase was due primarily to the acquisition of BMS, to increased operating costs associated with the growth in attendance and seating capacity at AMS and CMS, and to increases in the size of purses and sanctioning fees required for NASCAR-sanctioned racing events.
     Other Direct Operating Expense. Other direct operating expense for 1996 increased by $394,000, or 5.2%, over such expense for 1995. The increase was due primarily to increased revenues overall, and the change in sales mix to higher margin part sales, for Legend Cars compared to 1995.
                                       15

     General and Administrative. As a percentage of total revenues, general and administrative expense decreased from 17.7% for 1995 to 16.7% for 1996. This improvement reflects continuing scale efficiencies associated with revenue increases outpacing increases in general and administrative expenses. General and administrative expense for 1996 increased by $3.6 million, or 27.0%, over such expense for 1995. This change was due primarily to general and administrative expenses incurred at BMS which was acquired in the first quarter of 1996, and to a lesser extent, an increase in the average compensation of employees.
     Depreciation and Amortization. Depreciation and amortization expense for 1996 increased by $2.7 million, or 55.3%, over such expense for 1995. This increase was due primarily to additions to property and equipment at CMS and AMS and from the property and equipment and goodwill and other intangible assets related to the acquisition of BMS.
     Operating Income. Operating income for 1996 increased by $9.7 million, or 32.5%, over such income for 1995. This increase was due to the factors discussed above.
     Interest Income (Expense), Net. Interest income, net for 1996 was $1.3 million, compared to interest expense, net for 1995 of $24,000. This change was due to higher levels of cash invested, from the public stock offering that occurred in April 1996 and the convertible subordinated debentures offered in October 1996, as compared to 1995. The change was also due to capitalizing $2.8 million in interest costs incurred in 1996 on TMS and other construction projects. Interest costs capitalized in 1995 were insignificant.
     Other Income. Other income for 1996 decreased by $1.2 million from such income for 1995. This change was due primarily to decreased sales of AMS condominiums and CMS land.
     Provision for Income Taxes. The Company's effective income tax rate for 1996 was 39%, compared to an effective income tax rate for 1995 of 41%.
     Income from Continuing Operations before Extraordinary Item. Income before extraordinary item for 1996 increased by $9.8 million, or 29.3%, over such income for 1995, due to the factors discussed above.
     Extraordinary Item, Net. Upon repaying the long-term debt, related net debt issuance costs previously amortized were written off in 1995, as an extraordinary item. There were no similar charges in 1996.
     Net Income. Net income for 1996, when compared to 1995, reflects improved earnings in the Company's historical operations, and an increase in income due to the newly acquired BMS facility which hosted two NASCAR sanctioned racing events in 1996.
  Year Ended December 31, 1995 Compared To The Year Ended December 31, 1994
     Total Revenues. Total revenues for 1995 increased by $11.0 million, or 17.1%, to $75.6 million, over such revenues for 1994. This improvement was due to increases in each of the revenue categories. Admissions for 1995 increased by $5.0 million, or 16.0%, over admissions for 1994. This increase was due primarily to additions to permanent seating capacity, growth in attendance at NASCAR-sanctioned racing events, price increases and one additional non-NASCAR event in 1995. Event-related revenue for 1995 increased by $3.0 million, or 12.0%, over such revenue for 1994. This increase was attributable to a significant increase in luxury suite rentals, increased souvenir and concession sales and, to a lesser extent, sponsorship revenue. Other operating revenue for 1995 increased by $3.0 million, or 36.8%, over such revenue for 1994. Legends Car revenues accounted for the substantial portion of this increase.
     Direct Expense of Events. Direct expense of events for 1995 increased by $1.7 million, or 9.1%, over such expense for 1994. Such increase was due to increases in the size of purses and sanctioning fees required for the Company's NASCAR-sanctioned racing events and, to a lesser extent, one additional non-NASCAR event.
     Other Direct Operating Expense. Other direct operating expense for 1995 increased by $1.5 million, or 24.6%, over such expense for 1994. The increase was primarily attributable to the cost of sales associated with the increase in Legends Car revenues.
     General and Administrative. As a percentage of total revenues, general and administrative expense decreased to 17.7% for 1995 from 18.3% for 1994. This improvement was due to scale efficiencies resulting from increases in revenues outpacing increases in general and administrative costs. General and administrative expense for 1995 increased by $1.6 million, or 13.3%, over such expense for 1994. This change was due primarily to the
                                       16
increase in the number of employees, predominantly at 600 Racing, and in average compensation. Increases in Social Security, health insurance and other similar charges associated with increased levels and amounts of employment also occurred.
     Depreciation and Amortization. Depreciation and amortization expense for 1995 increased by $393,000, or 8.7%, over such expense for 1994. This increase was due to additions to property and equipment at AMS, CMS and 600 Racing.
     Operating Income. Operating income for 1995 increased by $8.9 million, or 42.8%, over such income for 1994. This increase was due to the factors discussed above.
     Interest Expense, Net. Interest expense, net, for 1995 decreased by $3.8 million, or 99.4%, from such expense for 1994. This decrease was due to the repayment of substantially all of the long-term debt with the proceeds of the Company's IPO and interest income on short-term investments.
     Other Income. Other income for 1995 increased by $1.8 million over such income for 1994. This increase was due to gains on sale of land and condominiums.
     Provision for Income Taxes. The Company's effective income tax rate for 1995 was 41%, compared to an effective tax rate for 1994 of 43%.
     Income from Continuing Operations. Income from continuing operations for 1995 increased by $9.1 million, or 87.1%, over such income for 1994, due to the factors discussed above.
     Extraordinary Item, Net. Upon repaying the Company's long-term debt, related net debt issuance costs previously unamortized were written off as an extraordinary item. There were no similar charges for 1994.
Seasonality and Quarterly Results
     The Company has derived a substantial portion of its 1996 total revenues from admissions and event-related revenue attributable to twelve NASCAR-sanctioned races held in March, May, August, October and November. In 1997, the Company will hold a major racing event at TMS in April and at SPR in May. As a result, although the Company's business has been highly seasonal, it is expected to remain seasonal but to a lesser degree than in prior years when the Company held NASCAR sanctioned races only in the second and fourth quarters. In 1995 and 1996, the Company's second and fourth quarters accounted for approximately 80% and 75% of its total annual revenues, and approximately 106% and 96%, respectively, of its total annual operating income. The Company sometimes produces minimal operating income or operating losses during its first and third quarters, when it sponsors only one Winston Cup race each quarter. Set forth below is certain summary information with respect to the Company's operations for the most recent eight quarters.

                                             1995 (unaudited)                                    1996 (unaudited)
                                1st       2nd       3rd       4th                  1st       2nd       3rd       4th
                              Quarter   Quarter   Quarter   Quarter    Total     Quarter   Quarter   Quarter   Quarter    Total
                                                        (in thousands, except NASCAR-sanctioned events)
Total revenues................ $11,245  $27,709   $4,098    $32,521   $75,573    $12,330   $40,816   $13,505   $35,462   $102,113
Operating income (loss).......  1,457   14,120    (3,147 )  17,259     29,689       963    20,299       438    17,642      39,342
Net income (loss).............    278    9,242      (637 )  10,574     19,457       387    13,293       685    12,040      26,405
NASCAR-sanctioned events......      2        3         0         3          8         2         5         2         3          12

Liquidity and Capital Resources
     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, borrowings, particularly bank loans, and other debt and equity offerings. Although the Company has expended significant amounts of cash in 1996 for the construction of TMS, the acquisitions of BMS and SPR, and the improvement and expansion and AMS, BMS, and CMS, the Company's financial condition and liquidity strengthened during the year ended December 31, 1996. This strengthening of liquidity was principally due to (1) in April 1996, the Company received net cash proceeds of approximately $78,354,000 from the sale of 3,000,000 shares of common stock in a public stock offering; (2) in October 1996, the Company received net cash proceeds of approximately $72,150,000 from an offering of the Debentures; (3) record operating results for the year ended December 31, 1996, during which net income amounted to
                                       17

$26,405,000 and net cash generated by operations amounted to $37,384,000; and
(4) the Company increased its net long-term borrowings under the Credit Facility by $22,000,000 as of December 31, 1996.
     Company management anticipates that the net proceeds of the 1996 equity and debt offerings, together with cash from operations and funds available through the Credit Facility, will sustain the Company's operating needs, including planned capital expenditures at AMS, BMS, CMS, SPR and TMS into 1997. Based upon the anticipated future growth and financing requirements of the Company, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, will be needed to fund the Company's continued growth, including the continued expansion and improvement of AMS, BMS, CMS and SPR.
     In March 1996, the Company obtained from NationsBank, N.A. (Carolinas) an unsecured, long-term working capital and letter of credit facility (the "Credit Facility") with an overall borrowing limit of $110,000,000. The Credit Facility matures in 1999 unless extended annually thereafter for two additional years at the option of the lenders. Borrowings are permitted under the Credit Facility for the following purposes: (i) refinancing of certain short-term borrowings,
(ii) financing seasonal working capital needs, and (iii) financing general corporate purposes, including the costs of constructing TMS. Although the Credit Facility is unsecured, the Company has agreed not to pledge its assets to any third-party. See Note 7 to the Consolidated Financial Statements for discussion of additional terms and restrictive loan covenants of the Credit Facility.
     On October 1, 1996, the Company completed a private placement of the Debentures in the aggregate principal amount of $74,000,000. Net proceeds to the Company after commissions and discounts were $72,150,000. The Debentures are unsecured, mature on September 30, 2003, are convertible into Common Stock at the holder's option after November 30, 1996 at $31.11 per share until maturity, and are redeemable at the Company's option after September 29, 2000. See Note 7 to the Consolidated Financial Statements for discussion of additional terms and conditions of the Debentures. The proceeds of this Debenture Offering were used to repay outstanding borrowings under the Credit Facility, fund construction costs of TMS and for working capital needs of the Company.
  Dividends
     The Company does not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of dividends on the Common Stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such factors as permissibility under the Credit Facility and as the Board of Directors, in its sole discretion, may consider relevant.
  Capital Expenditures
     Significant growth in the Company's revenues depends, in a large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital expenditures. A variety of major capital projects are underway, the most significant of which is the construction of TMS. As of December 31, 1996, the Company's management estimates the remaining construction costs to substantially complete TMS will approximate $40,000,000. Numerous factors, many of which are beyond the Company's control, may influence the ultimate cost of TMS, including undetected soil or land conditions, additional land acquisition costs, adverse weather conditions, and accidents or natural disasters affecting the construction site. In addition, the actual cost of TMS could vary from the foregoing estimate if the Company's assumptions about the quality of materials or workmanship required to complete TMS were to change. The TMS construction is also subject to state and local regulatory processes, which if changed, could materially affect the cost of TMS.
     In 1996, the Company completed 16 new suites at AMS and reconfigured AMS's main entrances and expanded on-site roads to ease congestion caused by the increases in attendance. During 1996, the Company began a major renovation and expansion of BMS. The Company is also in the process of acquiring additional land for parking and camping at BMS. In 1996, at BMS, the Company added approximately 6,000 permanent grandstand seats and relocated various mezzanine level souvenir, concessions and restroom facilities at BMS to increase spectator convenience and accessibility. In 1996, at CMS, the Company added approximately 10,000 permanent grandstand seats.
                                       18

     In 1997, at AMS, the Company expects to complete 56 new suites, add approximately 19,000 permanent grandstand seats, and is converting AMS to a quad-oval configuration, including changing the start-finish line location. In 1997, at BMS, the Company expects to complete 55 new suites, add approximately 53,000 permanent grandstand seats, and make other site improvements. In 1997, at CMS, the Company expects to complete 26 new suites, add approximately 15,000 permanent grandstand seats, and make other site improvements. In 1997, at SPR, the Company expects to complete parking, road improvements, and grading to improve spectator site lines, and to increase and improve seating and facilities for spectator and media amenities. Upon completion in April 1997, TMS will have approximately 150,000 permanent grandstand seats, 200 suites and 76 condominiums. In 1997, after adding more than 226,000 seats, including the opening of TMS, permanent grandstand seating capacity at all of the Company's speedways will exceed 500,000.
     The estimated aggregate cost of capital expenditures in 1997, exclusive of TMS, will approximate $80 million.
     On November 18, 1996, the Company acquired certain assets of SPR and executed a 14-year capital lease with the seller for all of the real property of the SPR complex. SMI has the option to purchase the real property for $38.1 million during a six-month option period commencing November 1, 1999, subject to acceleration at the election of the seller after March 31, 1997 and through December 31, 1999. Monthly lease payments range from $67,000 in 1997 to $631,000 in 2010. In connection with the acquisition, the Company loaned the seller approximately $13.4 million under a promissory note receivable to repay their then outstanding obligations on the real property. Amounts due under the note, a $3.5 million purchase option payment, and $3.0 million lease security deposit are to be credited against amounts due from the Company upon exercise of the purchase option. In management's opinion, it is probable that the purchase option will be exercised.
     In addition to expansion and improvements of its existing speedway facilities and business operations, the Company is continually evaluating new opportunities that will add value for the Company's stockholders, including the expansion and development of its existing Legends Cars products and markets and the expansion into complementary businesses.
  Environmental Matters
     The Company's property at CMS includes areas that were used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the CMS property ceased in 1992, but CMS currently allows certain property to be used for land clearing and inert debris landfilling and for construction and demolition debris landfilling. Management believes that the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property. Management also believes that the Company's operations, including the landfills on its property, are in compliance with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would materially adversely affect the Company's financial position or future results of operations.
Item 8. Financial Statements and Supplementary Data
     See Index to Financial Statements which appears on page F-1 herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
                                       19

                                    PART III
Item 10. Directors and Executive Officers of the Registrant
     Directors of the Company are elected at the annual meeting of stockholders to serve staggered terms of three years and until their successors are elected and qualified. The terms of Messrs. Brooks and Gambill expire in 1999; the terms of Messrs. Wheeler and Clark expire in 1997; and the terms of Messrs. Smith and Benton expire in 1998. Executive officers of the Company are elected annually by the Board of Directors of the Company to hold office until the first meeting of the Board of Directors following the next annual meeting of stockholders and until their successors are elected and qualified. The Company's Board of Directors currently consists of six members. The following table sets forth certain information with respect to the directors and executive officers of the
Company:

             Name                   Age               Positions with the Company
O. Bruton Smith                     70    Chief Executive Office and Chairman of SMI
H.A. "Humpy" Wheeler                59    President, Chief Operating Officer and Director of
                                            SMI; President and General Manager of CMS
William R. Brooks                   47    Vice President, Treasurer, Chief Financial Officer
                                            and Director of SMI
Edwin R. Clark                      42    Executive Vice President and Director of SMI;
                                            President and General Manager of AMS
William P. Benton                   73    Director
Mark M. Gambill                     46    Director

     O. Bruton Smith has been Chief Executive Officer and a director of CMS since 1975. He was a founder of CMS in 1959 and was an executive officer and director of CMS until 1961, when it entered reorganization proceedings under the bankruptcy laws. Mr. Smith became Chief Executive Officer, President and a director of AMS upon acquiring it in 1990. He became Chief Executive Officer and Chairman of SMI upon its organization in December 1994 and became the Chairman and President of BMS upon its acquisition in January 1996, SPR upon its acquisition in November 1996, and of TMS since formed. Mr. Smith also owns and operates Town & Country Ford, Inc. ("T&C"), among other private businesses.
     H.A. "Humpy" Wheeler was hired in 1975 and has been a director and General Manager of CMS since 1976. Mr. Wheeler was named President of CMS in 1980 and became a director of AMS upon its acquisition in 1990. He became President, Chief Operating Officer and a director of SMI upon its organization in December 1994. Mr Wheeler has been a Vice President and a director of BMS and SPR since their acquisition in 1996, and of TMS since formed.
     William R. Brooks joined Sonic from Price Waterhouse in 1983. Promoted from Tax Manager to Controller in 1985, he was promoted again, to Chief Financial Officer, in 1989. Mr. Brooks has been Vice President of CMS for more than five years and has been Vice President and a director of AMS, BMS, and SPR since their acquisition, and of TMS since formed. He became Vice President, Treasurer, Chief Financial Officer and a director of SMI upon its organization in December 1994 and has been the President and a director of Speedway Funding Corp., the Company's financing subsidiary, since 1995.
     Edwin R. Clark became Vice President and General Manager of AMS in 1992 and was promoted to President and General Manager of AMS in 1995. Prior to that appointment, he was CMS' Vice President of Events from 1981 to 1992. Mr. Clark became Executive Vice President of SMI upon its organization in December 1994 and became a director of SMI in 1995.
     William P. Benton became a director of SMI in 1995. Since 1986 Mr. Benton has been Vice Chairman of Wells, Rich, Greene/BDDP Inc., an advertising agency with offices in New York and Detroit. Mr. Benton is also a consultant to the Chairman and Chief Executive Officers of TI Group and Allied Holdings, Inc. Mr. Benton retired from Ford Motor Company as its Vice President of Marketing Worldwide in 1984 after a 37-year career with that company.
     Mark M. Gambill became a director of SMI in 1995. Mr. Gambill has been employed continuously since 1972 by Wheat, First Securities, Inc., an investment banking firm headquartered in Richmond, Virginia. In 1996, he was named President of Wheat, First Securities, Inc. Previously, Mr. Gambill acted as head of the Capital Markets division, including Corporate and Public Finance, Taxable Fixed Income, Municipal Sales and Trading, Equity Sales, Trading and Research. Mr. Gambill also has served on the Board of Directors of Wheat, First Securities, Inc. since 1983.
     Messrs. Benton and Gambill serve as members of the Audit Committee of the Board of Directors. Messrs. Benton, Gambill and Smith serve as members of the Compensation Committee of the Board of Directors (the "Compensation Committee").
     Section 16(a) Beneficial Ownership Reporting Compliance. To the Company's knowledge, based solely on review of reports furnished to it, all Section 16 (a) filing requirements applicable to its executive officers, directors and more than 10% beneficial owners were complied with, except that Mr. H.A. Wheeler inadvertently filed late one report on Form 4 showing the sale in 1996 of 2000 shares of Common Stock.
Item 11. Executive Compensation
Board Compensation Committee Report on Executive Compensation
  1996 Officer Compensation Program
     The Company's 1996 executive officer compensation program had three primary components: (i) base salary, (ii) short-term incentives under the Company's executive bonus plan, and (iii) long-term incentives which consisted solely of stock option grants made under SMI's Stock Option Plan (for officers other than the Chief Executive Officer). Executive officers (including the Chief Executive Officer) were also eligible in 1996 to participate in various benefits plans similar to those provided to other employees of the Company. Such benefit plans are intended to provide a safety net of coverage against various events, such as death, disability and retirement.
     Base salaries (including that of the Chief Executive Officer) were established on the basis of non-quantitative factors such as positions of responsibility and authority, years of service and annual performance evaluations. They were targeted to be competitive principally in relation to other motorsports racing companies (such as some of those included the Peer Group Index in the performance graph elsewhere herein), although the Compensation Committee also considered the base salaries of certain other amusement, sports and recreation companies not included in the Peer Group Index because the Compensation Committee considered those to be relatively comparable industries.
     The Company's executive bonus plan established a potential bonus pool for the payment of year-end bonuses to Company officers and other key personnel based on 1996 performance and operating results. Under this plan, aggressive revenue and profit target levels were established by the Compensation Committee as incentives for superior individual, group and Company performance. Each executive officer was eligible to receive a discretionary bonus based upon individually established subjective performance goals. The Compensation Committee approved cash incentive bonuses in amounts ranging from .7% to 2.5% of the Company's 1996 operating income.
     Awards of stock options under SMI's Stock Option Plan are based on a number of factors in the discretion of the Compensation Committee, including various subjective factors primarily relating to the responsibilities of the individual officers for and contribution to the Company's operating results (in relation to the Company's other optionees), their expected future contributions and the level of stock options currently held by the executive officers individually and in the aggregate. Stock option awards to executive officers have been at then-current market prices in order to align a portion of an executive's net worth with the returns to the Company's stockholders. For details concerning the grant of options to the executive officers named in the Summary Compensation Table below, see "Fiscal Year-End Option Values."
     As noted above, the Company's compensation policy is primarily based upon the practice of pay-for-performance. Section 162(m) of the Internal Revenue Codes imposes a limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to named executive officers. The Stock Option Plan was created with the intention that all compensation attributable to stock option exercises should qualify as deductible performance-based compensation. The Committee currently believes that, generally, the Company should be able to continue to manage its executive compensation program to preserve federal income tax deductions.
  Chief Executive Officer Compensation
     The Committee's members other than Mr. Smith annually review and approve the compensation of Mr. Smith, the Company's Chief Executive Officer. Mr. Smith also participates in the executive bonus plan, with his bonus tied to corporate revenue and profit goals. His maximum possible bonus is 2.5% of the Company's 1996 operating income. The Committee believes that Mr; Smith is paid a reasonable salary. Mr. Smith is the only employee of the Company not eligible for stock options. Since he is a significant stockholder in the Company, his rewards as Chief Executive Officer reflect increases in value enjoyed by all other stockholders.
  Compensation Committee
          O. Bruton Smith      Mark M. Gambill      William P. Benton
Compensation of Officers
     The following table sets forth compensation paid by or on behalf of the Company to the Chief Executive Officer of the Company and to its other executive officers for services rendered during the Company's fiscal years ended December 31, 1996, 1995 and 1994:
                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                                                     Compensation
                                                                                        Awards
                                                                                      Number of
                                                   Annual Compensation (1)              Shares
                                                                     Other Annual     Underlying        All Other
Name and Principal Position(s)      Year     Salary     Bonus (2)    Compensation    Options (3)     Compensation (4)
O. Bruton Smith                     1996    $350,000    $ 975,000     $99,288(5)             --              -0-
  Chairman and Chief Executive      1995     350,000      740,000      96,266(5)             --              -0-
  Officer of SMI                    1994     328,106      800,000        (6)                 --              -0-
H.A. "Humpy" Wheeler                1996     250,000      685,000        (6)                 --           $2,500
  President and Chief Operating     1995     250,000      450,000        (6)                 --            2,500
  Officer of SMI; President and     1994      42,000      844,336                       700,000            2,500
  General Manager of CMS
William R. Brooks                   1996     175,000      273,000        (6)            100,000            2,500
  Vice President, Treasurer and     1995     175,000      207,200        (6)                 --            2,500
  Chief Financial Officer of SMI    1994      72,000      323,600        (6)            140,000              300
Edwin R. Clark                      1996     102,500      205,593        (6)                 --            2,500
  Executive Vice President of       1995     102,500      240,927        (6)                 --            2,500
  SMI; President and General        1994     102,500      228,050        (6)             80,000            2,500
  Manager of AMS

(1) Does not include the dollar value of perquisites and other personal benefits.
(2) The amounts shown are cash bonuses earned in the specified year and paid in the first quarter of the following year.
(3) The Company's 1994 Stock Option Plan was adopted in December 1994. The number of shares underlying options is, in the case of each executive officer, the sum of shares available upon exercise of incentive stock options and non-statutory stock options granted in 1994 and 1996 and is adjusted to reflect the Stock Split. No options were granted to the Company's executive officers in 1995.
(4) Includes Company match to 401(k) plan.
(5) Amount represents share of split-dollar insurance premium treated as compensation to Mr. Smith. See "Smith Life Insurance Arrangements." Mr. Smith also received certain perquisites and other personal benefits totalling not more than $50,000.
(6) The aggregate amount of perquisites and other personal benefits received did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.
Fiscal Year-End Option Values
     The following table sets forth information concerning outstanding options to purchase Common Stock held by executive officers of the Company at December 31, 1996, adjusted to reflect the Stock Split:

   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option

                                                               Number of Securities                   Unexercised
                                   Number of Options     Underlying Unexercised Options at      In-the-Money Options at
                                     Exercised in               Fiscal Year-End (#)             Fiscal Year-End ($)(1)
Name                                     1996                Exercisable/Unexercisable         Exercisable/Unexercisable
H.A. "Humpy" Wheeler                    102,000                      598,000/0                       $ 9,791,000/0
William R. Brooks                            --                      240,000/0                         2,100,000/0
Edwin R. Clark                               --                       80,000/0                         1,170,000/0

(1) Year end value is based on an assumed fair market value of $21.00 per share, less the applicable aggregate option exercise price(s) of in-the-money options, multiplied by the number of unexercised in-the-money options which are exercisable and unexercisable, respectively.
Stock Option Plans
     The Company currently has in place two stock options plans with respect to the Common Stock: (i) its 1994 Stock Option Plan (the "1994 Option Plan"), and
(ii) its Formula Stock Option Plan (the "Formula Option Plan"). The 1994 Option Plan provides for the granting of options for up to an aggregate of 2,000,000 (as adjusted for the Stock Split) shares of Common Stock. Options indicated above as held by executive officers at December 31, 1996 were granted pursuant to the 1994 Option Plan. The Formula Option Plan was adopted by the Board of Directors as of January 1, 1996, for the benefit of the Company's outside directors, which was approved by SMI's stockholders at their 1996 annual meeting. It provides for the issuance of up to 400,000 (as adjusted for the Stock Split) shares of Common Stock. The Company granted options to purchase 20,000 shares in 1996 and options to purchase an additional 20,000 shares in January 1997, to each of Messrs. Benton and Gambill under the Formula Option Plan. Effective January 1, 1997, the Company's Board of Directors adopted the SMI Employee Stock Purchase Plan as approved by SMI's stockholders at their 1996 annual meeting. The SMI Employee Stock Purchase Plan was adopted to provide employees the opportunity to acquire stock ownership. An aggregate total of 200,000 shares of common stock have been reserved for purchase under the plan. See Note 15 to the Consolidated Financial Statements for additional information on stock options and the stock plans.
Smith Life Insurance Arrangements
     In 1995, the Compensation Committee (excluding Mr. Smith) approved the establishment of a "split-dollar" life insurance plan for the benefit of Mr. Smith. Pursuant to such plan, the Company entered into split-dollar insurance agreements whereby split-dollar life insurance policies in the total face amount of $16,362,454 (individually, a "Policy" or together the "Policies") would be purchased and held in trust for the benefit of Mr. Smith's lineal descendants. The Company has agreed to pay the annual (or shorter period) premium payments on the Policies and in return, the trustees under such trust arrangements have assigned a portion of the proceeds payable under the applicable Policy to the Company as security for the repayment of the amounts which the Company has paid for premiums less any amount that is treated as compensation to Mr. Smith.
     Upon payment of the death benefit or upon the surrender of a Policy for its cash value, the Company will receive an amount equal to the Company's Split-Dollar Interest (as defined below). The Company's Split-Dollar Interest is, in the case of a surrender of a Policy for its cash value, the lesser of (i) the net cash value of a Policy and (ii) the accumulated payments made by the Company towards premiums under the Policy less amounts paid by the Company but charged as compensation to Mr. Smith. The Company's Split-Dollar Interest is, in the case of the payment of the death benefit, the cumulative payments made by the Company towards the premiums under a Policy less amounts paid by the Company but charged as compensation to Mr. Smith.
     In connection with the Policies, Mr. Smith has agreed to reimburse the Company for any difference between amounts received by the Company in the event of a termination or surrender of a Policy at a time when the cumulative premium paid is less than the cash value of such Policy, net of any amount paid to Mr. Smith as compensation. Mr. Smith's promise is evidenced by a promissory note in favor of the Company, which note includes a Limited Guaranty by Sonic whereby Sonic will permit amounts owed by Mr. Smith to the Company to be offset by amounts owed to Sonic by AMS.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
     Messrs. Benton, Gambill and Smith served on the Company's Compensation Committee during 1996. Mr. Smith serves as the Chief Executive Officer of the Company. Mark M. Gambill is the President of Wheat, First Securities, Inc., the investment banking firm which acted as a lead underwriter in the Company's IPO and was a lead underwriter in the Company's March 1996 equity offering and the Company's offering of the Debenture Offering.
     The Company pays the annual (or shorter period) premiums on split dollar life insurance policies for the benefit of Mr. Smith. See "Executive Compensation -- Smith Life Insurance Arrangements."
     No executive officer of SMI serves or served on the compensation committee of another entity during 1996 and no executive officer of SMI serves or served as a director of another entity who has or had an executive officer serving on the Board of Directors of SMI.
Director Compensation
     Members of the Board of Directors who are not employees of the Company each received in 1996 an option to purchase 20,000 shares of the Company's common stock at $20.625 for services as directors. The Company also reimburses all directors for their expenses incurred in connection with their activities as directors of the Company. Directors who are also employees of the Company receive no additional compensation for serving on the Board of Directors. For additional information concerning the Formula Option Plan for the Company's outside directors which came into effect in 1996, see "Executive
Compensation -- Stock Option Plans."

Stockholder Return Performance Graph
     Set forth below is a line graph comparing the cumulative stockholder return on the Company's Common Stock against the cumulative total return of each of the Standard and Poor's 500 Stock Index and a Peer Group Index for the time period commencing February 24, 1995 and ending December 31, 1996. The companies used in the Peer Group Index in 1995 consist of Churchill Downs Incorporated, International Speedway Corporation, Gaylord Entertainment Company, Hollywood Park, Inc., Walt Disney Co. and International Family Entertainment, and in 1996 also include Penske Motorsports and Dover International Raceway, which are all publicly traded companies known by the Company to be involved in the amusement, sports and recreation industries. The graph assumes that $100 was invested on February 24, 1995 in each of the Company's Common Stock, the Standard & Poor's 500 Stock Index and the Peer Group Index companies and that all dividends were reinvested.

     (Performance Graph appears and it plot points reads as follows:)

                     Comparison of Cumulative Total Return

             24 Feb 95  31 Mar 95  30 Jun 95  30 Sep 95  31 Dec 95  31 Mar 96  30 Jun 96  31 Sep 96  31 Dec 96
             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Speedway       100        103        115        137        159        299        272        278        223
S&P            100        101        113        121        129        136        142        147        159
Old Peer       100        101        105        109        112        121        120        119        131
New Peer       100         95        105        109        112        121        119        119        130

Item 12. Security Ownership of Certain Beneficial Owners and Management
     The table below sets forth certain information regarding ownership of SMI's Common Stock as of February 28, 1997, by (i) each person or entity who beneficially owns five percent or more of the Common Stock, (ii) each director and executive officer of SMI (including the Chief Executive Officer) and (iii) all directors and executive officers of SMI as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by it or him as set forth opposite its or his name.

                                          Amount & Nature of
          Beneficial Owner               Beneficial Ownership     Percent
O. Bruton Smith (1)..................         29,000,000            70.2%
Sonic Financial Corporation (2)......         23,700,000            57.4
H.A."Humpy" Wheeler (3)..............            598,000             1.4
William R. Brooks (3)................            240,000               *
Edwin R. Clark (3)...................             84,800               *
William P. Benton (3)................             50,000               *
Mark M. Gambill (3)..................             44,200               *
All directors and executive officers          30,017,000            71.0
  as a group (six persons)(1)........

 * Less than one percent
(1) The shares of Common Stock shown as owned by such person or group include, without limitation, all of the shares shown as owned by Sonic Financial Corporation ("Sonic") elsewhere in the table. Mr. Smith owns the substantial majority of the common stock of Sonic. Mr. Smith's address is P.O. Box 18747, Charlotte, North Carolina 28212.
(2) Sonic's address is P.O. Box 18747, Charlotte, North Carolina 28212.
(3) All the shares owned by each such person (other than Mr. Clark, Mr. Gambill and Mr. Benton) underlie options granted by the Company. All the shares owned by Mr. Clark, Mr. Gambill, and Mr. Benton other than 4,800, 4,200, and 10,000 shares owned, respectively, by them directly, underlie options granted by the Company. All such options are currently exercisable. See "Executive Compensation -- Stock Option Plans."
Item 13. Certain Relationships and Related Transactions
     CMS holds a note from a partnership in which the Company's Chief Executive Officer is a partner. The outstanding balance due thereunder was $697,000 at December 31, 1996, including interest totalling $197,000. The note due from such partnership bears interest at 1% over prime, is collateralized by certain land owned by the partnership and is payable on demand.
     Sonic has made several loans and cash advances to AMS in the last three years. Such loans and advances stood at approximately $2.6 million at December 31, 1996. Of such amount, approximately $1.8 million bears interest at 3.83% per annum. The remainder of the amount bears interest at a rate of prime plus 1%.
     Prior to the completion of the IPO, CMS joined with Sonic in filing consolidated federal income tax returns for several years. It did so for the period of 1995 ending with the restructuring consummated prior to the completion of the IPO. Under applicable federal tax law, each corporation included in Sonic's consolidated return is jointly and severally liable for any resultant tax. Under a tax allocation agreement dated January 27, 1995, however, CMS agreed to pay to Sonic, in the event that additional federal income tax is determined to be due, an amount equal to CMS' separate federal income tax liability computed for all periods in which CMS and Sonic have been members of Sonic's consolidated group. Also pursuant to such agreement, Sonic agreed to indemnify CMS for any additional amount determined to be due from Sonic's consolidated group in excess of the federal income tax liability of CMS for such periods. The tax allocation agreement establishes procedures with respect to tax adjustments, tax claims, tax refunds, tax credits and other tax attributes relating to periods ending prior to the time that CMS shall leave Sonic's consolidated group. Pursuant to such agreement, amounts payable by CMS for tax adjustments, if any, shall in no event exceed the sum of $1.8 million plus the amount of any tax adjustments for which CMS may receive future tax benefits.
     At December 31, 1996, the Company had a note receivable from the Company's Chairman and Chief Executive Officer for $1,131,000. The principal balance of the note represents premiums paid by the Company under the split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value, see "Smith Life Insurance Arrangements". The note bears interest at 1% over prime.
     For information concerning certain transactions in which Mr. Smith has an interest, see "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."
                                    PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
     The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein are:
(a)(1) Financial Statements:
       See the Index to Financial Statements which appears on page F-1 hereof.
  (2) Financial Statement Schedules:
      See the Index to Financial Statement Schedule which appears on page S-1 hereof.
  (3) Exhibits:
     Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain of such exhibits, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part hereof as of their respective dates.

Exhibit No.   Description
  *  3.1      Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the
              Registration Statement on Form S-1 (File No. 33-87740) of the Company (the "Form S-1")).
  *  3.2      Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1).
  *  3.3      Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit
              3.3 to the Registration Statement on Form S-3 (File No. 333-13431) of the Company (the "November
              1996 Form S-3")).
  *  4.1      Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).
  *  4.2      Indenture dated as of September 1, 1996 between the Company and First Union National Bank of
              North Carolina, as Trustee (the "Indenture") (incorporated by reference to Exhibit 4.1 to the
              November 1996 Form S-3).
  *  4.3      Form of 5 3/4% Convertible Subordinated Debenture due 2003 (included in the Indenture).
  *  4.4      Registration Rights Agreement dated as of September 26, 1996 among the Company, Wheat, First
              Securities, Inc, Montgomery Securities and J.C. Bradford & Co. (incorporated by reference to
              Exhibit 4.3 to the November 1996 Form S-3).
  *  4.5      Credit Agreement dated as of March 7, 1996 among the Company and Speedway Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form
              S-3 (File No. 333-1856) of the Company (the "March 1996 Form S-3")).
  *  4.6      First Amendment to the Credit Agreement dated as of September 24, 1996 among the Company and
              Speedway Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A.
              as agent for the lenders and a lender (incorporated by reference to Exhibit 99.3 to the November
              1996 Form S-3).
  * 10.1      Project Agreement by and among The Department of Transportation, an agency of the State of North
              Carolina, Interstate Combined Ventures and Charlotte Motor Speedway, Inc. dated as of December
              6, 1993 (incorporated by reference to Exhibit 10.12 to the Form S-1).
  * 10.2      Atlanta Motor Speedway, Inc. 14% Senior Subordinated of $5,150,000 dated as of October 23, 1990
              (incorporated by reference to Exhibit 10.23 to the Form S-1).
  * 10.3      Deed of Trust by and among Terry L. Faulkenburg and Danny Ray Safrit, as Trustees of West
              Cabarrus Church, Charlotte Motor Speedway, Inc. and Alan G. Dexter, Trustee, dated as of
              September 29, 1994 (incorporated by reference to Exhibit 10.38 to the Form S-1).
  * 10.4      Balance of Purchase Money Promissory Note in the amount of $720,000, made by Charlotte Motor
              Speedway, Inc. in favor of West Cabarrus Church, dated as of September 29, 1994 (incorporated by reference to Exhibit 10.39 to the Form S-1).
  * 10.5      Agreement for Purchase and Sale of an Option in Real Property between West Cabarrus Church and
              Charlotte Motor Speedway, Inc., dated as of July 26, 1994 (incorporated by reference to Exhibit
              10.40 to the Form S-1).
  * 10.6      Documentary Letter of Credit issued by NationsBank of North Carolina, N.A. for the account of
              Charlotte Motor Speedway, Inc. in favor of Yamaha Motor Co., Ltd., Japan in the amount of
              $1,600,000 dated as of September 19, 1994 (incorporated by reference to Exhibit 10.41 to the
              Form S-1).
  * 10.7      Sales Agreement by and between Yamaha Motor Co. Ltd. and Charlotte Motor Speedway, Inc. dated as of August 1, 1994 (incorporated by reference to Exhibit 10.42 to the Form S-1).
  * 10.8      Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin
              R. Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form
              S-1).
  * 10.9      Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and H.A.
              "Humpy" Wheeler (incorporated by reference to Exhibit 10.44 to the Form S-1).
  * 10.10     Speedway Motorsports, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.45 to the Form S-1).

Exhibit No.   Description
  * 10.11     Speedway Motorsports Inc. Formula Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995 (the "1995
              Form 10-K")).
  * 10.12     Amended and Restated Agreement by and among Charlotte Motor Speedway, Inc., Sonic Financial
              Corporation, Town and Country Ford, Inc., O. Bruton Smith, SMDA Properties LLC and Chartown,
              dated February 10, 1995 (incorporated by reference to Exhibit 10.50 to the Form S-1).
  * 10.13     Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit
              10.51 to the Form S-1).
  * 10.14     Purchase Agreement by and among the Company and Calvin Carl Combs, Linda Fox Combs, Dennis J.
              Combs, Ned D. Combs, and Judy C. Benfield (incorporated by reference to Exhibit 10.57 to the
              Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 1995).
  * 10.15     Stock Purchase Agreement dated January 22, 1996 between the Company and shareholders of National
              Raceways, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of
              the Company filed as of February 5, 1996 (the "BMS Form 8-K")).
  * 10.16     Promissory Note dated January 22, 1996 by the Company and Speedway Funding Corp. in favor of
              NationsBank, N.A. (incorporated by reference to Exhibit 99.2 to the BMS Form 8-K).
  * 10.17     Guaranty Agreement dated January 22, 1996 among National Raceways, Inc., Charlotte Motor
              Speedway, Inc., Atlanta Motor Speedway, Inc., 600 Racing, Inc. and NationsBank, N.A.
              (incorporated by reference to Exhibit 99.3 to the BMS Form 8-K).
  * 10.18     Non-Negotiable Promissory Note date April 24, 1995 by O. Bruton Smith in favor of the Company
              (incorporated by reference to Exhibit 10.20 to the 1995 Form 10-K).
  * 10.19     Asset Purchase Agreement dated October 24, 1996 between the Company, as buyer, and Sears Point
              Raceway (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the
              Company filed as of December 4, 1996 (the "SPR Form 8-K")).
  * 10.20     Master Ground Lease dated November 18, 1996 by and between Brenda Raceway Corporation and the
              Company (incorporated by reference to Exhibit 99.2 to the SPR Form 8-K).
  * 10.21     Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents and Agreements dated as of November 18, 1996 by Brenda Raceway Corporation to First American Title Insurance
              Company for the benefit of Sonoma Funding Corporation (incorporated by reference to Exhibit 99.3 to the SPR Form 8-K).
  * 10.22     Promissory Note secured by Deed of Trust dated November 18, 1996 by Brenda Raceway Corporation in favor of Sonoma Funding Corporation (incorporated by reference to Exhibit 99.4 to the SPR
              Form 8-K).
    10.23     Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW
              Sports Authority, Inc., as purchaser.
    10.24     Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and
              Texas Motor Speedway, Inc., as lessee.
    10.25     Guaranty Agreement dated as of December 18, 1996 among the Company, the City of Fort Worth,
              Texas and FW Sports Authority, Inc.
    11.1      Statement regarding Computation of Per Share Earnings.
    21.1      Subsidiaries of the Company.
    27.1      Financial Data Schedule.

 * Previously filed.
                                       28

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                              Page
SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
  INDEPENDENT AUDITORS' REPORT.............................................................................    F-2
  AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheets at December 31, 1995 and 1996.............................................    F-3
     Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996................    F-5
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996..    F-6
     Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996............    F-7
     Notes to Consolidated Financial Statements............................................................    F-8

                          INDEPENDENT AUDITORS' REPORT
Board of Directors
Speedway Motorsports, Inc.
Charlotte, North Carolina
     We have audited the accompanying consolidated balance sheets of Speedway Motorsports, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule filed under Part IV of Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in Note 11 to the consolidated financial statements, the Internal Revenue Service has proposed significant adjustments for additional income taxes and penalties, plus interest, at Atlanta Motor Speedway, Inc. DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 28, 1997
                                      F-2

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1996
                             (Dollars in thousands)

                                                                                               1995        1996
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................................   $ 10,132    $ 22,252
  Restricted cash (Note 2)................................................................         86      14,624
  Trade accounts receivable (Note 2)......................................................      6,511      11,919
  Prepaid income taxes....................................................................        727       4,784
  Inventories (Note 3)....................................................................      5,372       6,218
  Speedway condominiums held for sale.....................................................      3,142       3,535
  Prepaid expenses........................................................................        185         526
     Total current assets.................................................................     26,155      63,858
PROPERTY AND EQUIPMENT, NET (Notes 4 and 5)...............................................     93,105     288,361
GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Note 2)........................................     12,675      48,314
OTHER ASSETS:
  Marketable equity securities (Notes 2 and 6)............................................      1,855       2,447
  Notes receivable (Note 12)..............................................................        934       2,148
  Other assets (Note 2)...................................................................      1,722       4,156
     Total other assets...................................................................      4,511       8,751
     TOTAL................................................................................   $136,446    $409,284

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS -- (Continued)
                           December 31, 1995 and 1996
                             (Dollars in thousands)

                                                                                               1995        1996
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 7)...........................................   $    348    $    383
  Accounts payable........................................................................      7,743      11,363
  Deferred race event income, net (Note 2)................................................     13,345      36,393
  Accrued expenses and other liabilities..................................................      6,535      12,075
       Total current liabilities..........................................................     27,971      60,214
LONG-TERM DEBT (Note 7)...................................................................      1,458     115,247
PAYABLE TO AFFILIATED COMPANY (Note 12)...................................................      2,603       2,603
DEFERRED INCOME, NET (Note 2).............................................................      1,563       9,732
DEFERRED INCOME TAXES (Note 11)...........................................................      6,717      13,742
OTHER LIABILITIES.........................................................................        755       3,011
       Total liabilities..................................................................     41,067     204,549
COMMITMENTS AND CONTINGENCIES (Notes 5, 11 and 13)........................................
STOCKHOLDERS' EQUITY (Notes 1, 6 and 9):
  Preferred stock.........................................................................         --          --
  Common stock, $.01 par value, 100,000,000 shares
     authorized, 38,000,000 and 41,305,000 shares
     issued and outstanding in 1995 and 1996..............................................        380         413
  Additional paid-in capital..............................................................     72,148     155,156
  Retained earnings.......................................................................     22,943      49,348
  Deduct:
     Unrealized loss on marketable equity securities......................................        (92)       (182)
       Total stockholders' equity.........................................................     95,379     204,735
       TOTAL..............................................................................   $136,446    $409,284

                See notes to consolidated financial statements.
                                      F-4

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1994, 1995 and 1996
           (Dollars and shares in thousands except per share amounts)

                                                                                     1994       1995       1996
REVENUES (Note 2):
  Admissions.....................................................................   $31,523    $36,569    $52,451
  Event related revenue..........................................................    24,814     27,783     36,414
  Other operating revenue........................................................     8,200     11,221     13,248
     Total revenues..............................................................    64,537     75,573    102,113
OPERATING EXPENSES:
  Direct expense of events.......................................................    18,327     19,999     30,173
  Other direct operating expense.................................................     6,110      7,611      8,005
  General and administrative.....................................................    11,812     13,381     16,995
  Non-cash stock compensation (Note 15)..........................................     3,000         --         --
  Depreciation and amortization..................................................     4,500      4,893      7,598
     Total operating expenses....................................................    43,749     45,884     62,771
OPERATING INCOME.................................................................    20,788     29,689     39,342
Interest income (expense), net (Notes 7 and 12)..................................    (3,855)       (24)     1,316
Other income (Note 14)...........................................................     1,592      3,625      2,399
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES...................................................................    18,525     33,290     43,057
Provision for income taxes (Note 11).............................................    (8,055)   (13,700)   (16,652)
INCOME FROM CONTINUING OPERATIONS................................................    10,470     19,590     26,405
Discontinued operations -- equity in loss of joint
  venture (Note 8)...............................................................      (294)        --         --
INCOME BEFORE EXTRAORDINARY ITEM.................................................    10,176     19,590     26,405
Extraordinary item, net (Note 7).................................................        --       (133)        --
NET INCOME.......................................................................   $10,176    $19,457    $26,405
NET INCOME APPLICABLE TO COMMON STOCK (Note 10)..................................   $ 7,170    $19,457    $26,405
PER SHARE DATA (Notes 1, 9 and 10):
  Income from continuing operations applicable to common stock...................   $  0.25    $  0.53    $   .64
  Discontinued operations........................................................     (0.01)        --         --
  Net income applicable to common stock..........................................   $  0.24    $  0.53    $   .64
WEIGHTED AVERAGE SHARES OUTSTANDING (Notes 1 and 15).............................    30,400     37,275     41,301

                See notes to consolidated financial statements.
                                      F-5

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1994, 1995 and 1996
                       (Dollars and shares in thousands)

                                                                                    Unrealized        Loan
                                                                                    Gain (Loss)    Receivable
                                                           Additional              on Marketable   from Sonic        Total
                                         Common Stock       Paid-In     Retained      Equity        Financial    Stockholders'
                                       Shares    Amount     Capital     Earnings    Securities     Corporation      Equity
BALANCE, JANUARY 1, 1994.............      28   $    28     $  3,706    $ 34,344       $(284)       $ (21,278)     $  16,516
  Net income.........................    --       --          --          10,176      --               --             10,176
  Interest on related party loans and
    advances.........................    --       --          --             508      --               --                508
  Change in estimated redemption
    value of put warrants (Note
    10)..............................    --       --          --          (3,006)     --               --             (3,006)
  Net unrealized gain on marketable
    equity securities................    --       --          --           --            249           --                249
  Increase in loan receivable from
    Sonic Financial Corporation,
    net..............................    --       --          --           --         --               (8,213)        (8,213)
  Issuance of Speedway Motorsports,
    Inc. common stock (Note 1).......       2     --               1       --         --               --                  1
  Distribution to Sonic Financial
    Corporation (Note 12)............    --       --          --         (29,491)     --               29,491        --
  Non-cash stock compensation
    (Note 15)........................    --       --           3,000       --         --               --              3,000
BALANCE, DECEMBER 31, 1994...........      30        28        6,707      12,531         (35)          --             19,231
  Net income.........................    --       --          --          19,457      --               --             19,457
  Restructuring of ownership prior to
    initial public offering (Note
    1)...............................  29,970       272         (272)      --         --               --            --
  Issuance of common stock
    (Note 1).........................   8,000        80       65,713       --         --               --             65,793
  Joint venture disposal (Note 8)....    --       --          --          (9,045)     --               --             (9,045)
  Net unrealized loss on marketable
    equity securities................    --       --          --           --            (57)          --                (57)
BALANCE, DECEMBER 31, 1995...........  38,000       380       72,148      22,943         (92)          --             95,379
  Net income.........................    --       --          --          26,405      --               --             26,405
  Issuance of common stock
    (Note 1).........................   3,000        30       78,324       --         --               --             78,354
  Issuance of common stock in
    business acquisition of Oil-Chem
    Research Corp. (Note 1)..........     146         1        3,944       --         --               --              3,945
  Exercise of stock options
    (Note 15)........................     159         2          740       --         --               --                742
  Net unrealized loss on marketable
    equity securities................    --       --          --           --            (90)          --                (90)
BALANCE, DECEMBER 31, 1996...........  41,305   $   413     $155,156    $ 49,348       $(182)       $  --          $ 204,735

                See notes to consolidated financial statements.
                                      F-6

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1994, 1995 and 1996
                             (Dollars in Thousands)

                                                                                     1994        1995        1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................   $ 10,176    $ 19,457    $  26,405
  Extraordinary item, net.......................................................         --         133           --
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...............................................      4,500       4,893        7,598
    Equity in earnings of equity method investee................................         --        (233)        (371)
    Equity in net loss of real estate joint venture.............................        491          --           --
    Non-cash stock compensation.................................................      3,000          --           --
    Gain on sale of marketable equity securities................................     (1,060)       (242)        (698)
    Gain on sale of fixed assets................................................        (77)     (1,199)          --
    Amortization of deferred membership income..................................       (274)       (275)        (275)
    Deferred income tax provision...............................................       (371)        516        3,890
    Other.......................................................................       (490)         --           --
    Changes in operating assets and liabilities:
      Restricted cash...........................................................         --         (86)     (14,538)
      Trade accounts receivable.................................................     (1,209)     (2,960)      (4,569)
      Prepaid income taxes......................................................         --         223       (4,057)
      Inventories...............................................................       (942)     (1,247)        (819)
      Other current assets and liabilities......................................        560         (45)       3,651
      Condominiums held for sale................................................     (2,623)      1,457         (393)
      Accounts payable..........................................................         --       6,175       (4,917)
      Deferred race event income................................................      1,890       4,053       15,812
      Accrued expenses and other liabilities....................................         --       1,008        3,179
      Deferred income...........................................................         --          --        8,444
      Other assets and liabilities..............................................        422        (583)        (958)
         Net cash provided by operating activities..............................     13,993      31,045       37,384
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt......................................      6,429          --      146,525
  Increase in loans receivable from affiliate...................................     (7,422)         --           --
  Principal payments on long-term debt..........................................    (10,732)    (47,424)     (50,866)
  Payments of debt issuance costs...............................................         --          --       (2,894)
  Advances from related parties.................................................        301           2           --
  Exercise of common stock options..............................................         --          --          742
  Issuance of common stock......................................................          1      65,793       78,354
         Net cash provided by (used in) financing activities....................    (11,423)     18,371      171,861
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................................................     (5,009)    (40,718)    (147,741)
  Purchase of Bristol Motor Speedway............................................         --          --      (27,176)
  Purchase of Oil-Chem Research Corp............................................         --          --         (514)
  Purchase of Sears Point Raceway assets........................................         --          --       (8,487)
  Issuance of note receivable...................................................         --          --      (13,453)
  Investment in North Wilkesboro Speedway.......................................         --      (6,050)          --
  Purchase of marketable equity securities......................................       (924)     (2,809)      (2,135)
  Proceeds from sales of marketable equity securities...........................      1,345       1,451        2,094
  Proceeds from sale of fixed assets............................................        243       1,796           --
  Contribution of capital to real estate joint venture..........................        (42)         --           --
  Repayments from related parties...............................................        500          --          287
         Net cash used in investing activities..................................     (3,887)    (46,330)    (197,125)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............................     (1,317)      3,086       12,120
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..................................      8,363       7,046       10,132
CASH AND CASH EQUIVALENTS AT END OF YEAR........................................   $  7,046    $ 10,132    $  22,252
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest........................................................   $  4,341    $  1,486    $   2,211
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Bank debt incurred in connection with redemption of put warrants (Note 10)....   $  8,000
  Road construction costs financed with a note payable (Note 7).................               $  1,969
  Capital lease obligation incurred for Sears Point Raceway facility (Note 7)...                           $  18,165

                See notes to consolidated financial statements.
                                      F-7

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     BASIS OF PRESENTATION -- The 1996 consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI), and its wholly-owned subsidiaries, Charlotte Motor Speedway, Inc. and subsidiaries (CMS), Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, (BMS), Sears Point Raceway
(SPR), Texas Motor Speedway (TMS), Oil-Chem Research Corp. and subsidiary, Speedway Funding Corp. and Sonoma Funding Corp. (collectively, the Company).

     In a corporate restructuring (Restructuring) prior to the initial public offering of common stock by SMI on March 3, 1995, CMS and AMS became wholly-owned subsidiaries of SMI. Sonic Financial Corporation (Sonic), an affiliate of the Company through common ownership, and other shareholders of CMS and AMS became shareholders of SMI. Prior to the Restructuring, the accompanying financial statements reflect the combined accounts of SMI, CMS and AMS. The combination of SMI, CMS and AMS was accounted for based on historical cost in a manner similar to a pooling-of-interests because the entities were under common management and control.

     BUSINESS ACQUISITIONS (see Description Of Business below and Note 17) -- On January 22, 1996, the Company acquired 100% of the outstanding capital stock of National Raceways, Inc. (NRI) for $27,176,000, including direct acquisition costs of $146,000. NRI formerly owned and operated Bristol Motor Speedway. The acquisition was financed through borrowings under the Company's Credit Facility (see Note 7). As part of the acquisition, the Company obtained a right of first refusal to acquire certain adjacent land used for camping and parking for race events.

     On April 16, 1996, the Company acquired 100% of the outstanding capital stock of Oil-Chem Research Corp. (ORC) for $4,459,000 in Company stock and cash.

     On November 18, 1996, the Company acquired certain tangible and intangible assets and the operations of Sears Point Raceway (SPR) for approximately $2,000,000 in cash. In addition, the Company executed a long-term lease, including a $38,100,000 purchase option, for the racetrack facilities and real property (see Note 7). The Company paid a lease security deposit of $3,000,000 and the purchase option was acquired for a cash payment of $3,500,000. The Company operates the facility as Sears Point Raceway.

     DESCRIPTION OF BUSINESS -- CMS owns and operates a 1.5-mile oval, asphalt speedway located in Concord, North Carolina. CMS stages three major National Association of Stock Car Auto Racing (NASCAR) Winston Cup events annually, two in May and one in October. Additionally, two Busch Grand National and two Automobile Racing Club of America (ARCA) races are held annually, each preceding a Winston Cup event. In 1996, CMS also hosted an International Race of Champions
(IROC) race. All of these events are sanctioned by NASCAR, IROC or ARCA. The Charlotte facility also includes a 2.25-mile road course, a one-quarter mile asphalt oval track, a one-fifth mile asphalt oval track and a one-fifth mile dirt oval track, all of which hold race events throughout the year.

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

     AMS owns and operates a 1.5-mile oval, asphalt speedway located on 870 acres in Hampton, Georgia. Two major NASCAR Winston Cup events are held annually, one in March and one in November. Additionally, a Busch Grand National race and two ARCA races are also held annually, each preceding a Winston Cup event. All

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES of these events are sanctioned by NASCAR or ARCA. AMS has constructed 46 condominiums overlooking the Atlanta speedway and is in the process of selling the eleven remaining condominiums.

     BMS owns and operates a one-half mile lighted, 36-degree banked concrete oval speedway, and a one-quarter mile lighted dragstrip, located on approximately 530 acres in Bristol, Tennessee. BMS currently sponsors two major NASCAR Winston Cup events annually. Additionally, two Busch Grand National races are held annually, each preceding a Winston Cup event.

     SPR, located on approximately 800 acres in Sonoma, California, owns and operates a 2.52-mile, twelve-turn road course, a one-quarter mile dragstrip, and an 157,000 square foot industrial park. SPR currently sponsors a major NASCAR-sanctioned Winston Cup racing event annually. Additional events held annually include a NASCAR sanctioned Craftsman Truck Series, a NHRA Winston Drag Racing Series, as well as American Motorcycle Association and Sports Car Club of America (SCCA), racing events. The racetrack is also rented throughout the year by various organizations, including the SCCA, major automobile manufacturers, and other car clubs.

     TMS was established on February 13, 1995 for the purpose of constructing and operating a 1.5-mile, banked, asphalt quad-oval superspeedway located on 950 acres in Fort Worth, Texas (see Note 5). TMS will host its first major NASCAR Winston Cup race on April 6, 1997 preceded by a Busch Grand National race. Management is actively pursuing the scheduling of additional motorsports racing and other events at TMS. Other events will be announced as they are scheduled. In July 1996, TMS began construction of 76 condominiums above turn-two overlooking the speedway, 72 of which have been contracted for sale.

     ORC produces an environmentally friendly motor oil additive that the Company intends to promote in conjunction with its speedways.

     The Company's Chairman and CEO purchased approximately 24% of the outstanding common stock of North Carolina Motor Speedway, Inc. in 1995. The Chairman has offered to sell this stock to the Company at his cost. The Company has declined to purchase the shares to date but may elect to do so in the future. The Company has offered to buy the remaining 76% equity interest in North Carolina Motor Speedway, Inc.

     In October 1996, the Company signed a joint management and development agreement with Quad-Cities International Raceway Park. The Company will serve in an advisory capacity for the development of a multi-use facility, which includes a speedway located in northwest Illinois. The agreement also grants the Company the option to purchase up to 40% equity ownership in the facility. The option has not been exercised.

2. SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND COMBINATION -- All significant intercompany accounts and transactions have been eliminated in consolidation and combination.

     REVENUE RECOGNITION -- Admissions revenue consists of ticket sales. Event related revenues consist of amounts received from sponsorships, television, concessions, commissions and souvenir sales. Other operating revenue consists of Legends Car sales, Speedway Club restaurant and catering, and Speedway Club membership income.

     The Company's 1996 major racing events were held in March, May, August, October and November. As discussed above, the Company will hold a major racing event at TMS in April 1997. Also, the Company will hold a major racing event at SPR in May 1997. The Company recognizes admissions and other event related revenues when the events are held. Advance revenues and certain related direct expenses pertaining to a specific event are deferred until such time as the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR.

     Deferred race event income, net, as of December 31, 1995 and 1996, relates primarily to events held in March and May of 1996, and in March, April and May of 1997. If circumstances prevent a race from being held

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES at any time during the racing season, all advance revenue must be refunded and all direct event expenses deferred would be immediately recognized except for race purses which would be refundable from NASCAR.

     CASH AND CASH EQUIVALENTS -- The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of commercial paper and United States Treasury securities.

     RESTRICTED CASH -- Restricted cash is composed principally of customer deposits received on speedway condominiums under construction and held for sale of $86,000 and $5,436,000 at December 31, 1995 and 1996, and of fee deposits on TMS's Preferred Seat License (PSL) ticket program of $9,188,000 at December 31, 1996 (see additional information regarding the PSL ticket program below). Condominium deposits are held in escrow accounts until sales are closed or transactions are completed. PSL fee deposits are being held in separate accounts as restricted cash until TMS hosts its first Winston Cup race scheduled on April 6, 1997.

     TRADE ACCOUNTS RECEIVABLE -- Trade accounts receivable are shown net of allowance for doubtful accounts of $146,000 in 1995 and $161,000 in 1996.

     INVENTORIES -- Inventories consist of souvenirs, foods, finished vehicles, parts and accessories which are stated at the lower of cost determined on a first-in, first-out basis, or market.

     SPEEDWAY CONDOMINIUMS HELD FOR SALE -- Speedway condominiums held for sale consist primarily of 46 condominiums constructed overlooking the Atlanta speedway, of which 35 were sold as of December 31, 1996. The remaining unsold condominiums are substantially complete and there are no significant remaining costs of completion to be incurred.

     MARKETABLE EQUITY SECURITIES -- The Company's marketable equity securities are classified as "available for sale" and are not bought and held principally for the purpose of selling them in the near term. As such, these securities are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Management intends to hold these securities through at least fiscal 1997, and accordingly, they are reflected as non-current assets. Realized gains and losses on sales of marketable equity securities are determined using the specific identification method.

     PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Amortization of assets under capital lease is included in depreciation expense. Expenditures for repairs and maintenance are charged to expense when incurred. Construction in progress includes all direct costs and capitalized interest on fixed assets under construction.

     GOODWILL AND OTHER INTANGIBLE ASSETS -- Goodwill and other intangible assets represent the excess of business acquisition costs over the fair value of the net assets acquired and are being amortized principally on a straight-line basis over 40 years. Goodwill and other intangible assets are shown net of accumulated amortization of $948,000 and $1,712,000 at December 31, 1995 and 1996, respectively. Management periodically evaluates the recoverability of goodwill and other intangible assets based on expected future profitability and undiscounted operating cash flows of acquired businesses.

     DEFERRED FINANCING COSTS -- Deferred financing costs are included in other noncurrent assets and are amortized over the term of the related debt.

     DEFERRED INCOME -- Deferred income primarily consists of net deferred Speedway Club membership income of $1,563,000 and $1,288,000 at December 31, 1995 and 1996, and TMS Preferred Seat License fee deposits of $8,402,000, net of expenses of $843,000, at December 31, 1996.

     The Speedway Club has sold lifetime memberships which entitle individual members to certain private dining and racing event seating privileges. Net revenues from lifetime membership fees are being amortized into income over the 25-year estimated useful life of the related property. In each of the years ended December 31, 1994, 1995 and 1996, lifetime membership income of $275,000 was recognized. The Speedway Club also offers

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES executive memberships, which entitle members to certain dining privileges and require a monthly assessment. Executive membership fees are recognized as income as they are billed.

     In 1996, TMS began offering Preferred Seat License (PSL) agreements whereby licensees are entitled to purchase annual TMS season-ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season-ticket packages when and as may be offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket. Also, licensees are not entitled to refunds for postponements or cancellation of events due to weather or certain other conditions. After May 31, 1999, license agreements are transferrable once each year subject to certain terms and conditions.

     Fees received under PSL agreements are being deferred until TMS hosts its first Winston Cup race scheduled on April 6, 1997. The Company plans to amortize net PSL fee revenues into income over the estimated useful life of TMS's racetrack facility upon opening.

     ADVERTISING EXPENSES -- Advertising costs are expensed as incurred. Advertising expenses amounted to $1,568,000, $1,543,000 and $2,154,000 in 1994,
1995 and 1996, respectively.

     INCOME TAXES -- The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at the amounts reported in the financial statements.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's financial instruments consist of cash, accounts and notes receivable, accounts payable and long-term debt. The carrying value of these financial instruments approximate their fair value at December 31, 1996.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual future results could differ from those estimates.

     IMPACT OF NEW ACCOUNTING STANDARDS -- In 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 and will disclose the required pro forma effect on net income and earnings per share under the provisions of SFAS No. 123 on an annual basis (see Note 15).

     In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds future undiscounted cash flows attributable to such assets. Adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations, nor is any impact expected in the foreseeable future.

     RECLASSIFICATIONS -- Certain prior year accounts were reclassified to conform with current year presentation.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

3. INVENTORIES

     Inventories as of December 31, 1995 and 1996 consisted of the following components (dollars in thousands):

                                                                                       1995      1996
Souvenirs..........................................................................   $2,242    $2,359
Finished vehicles, parts and accessories...........................................    3,057     3,753
Food and other.....................................................................       73       106
Total..............................................................................   $5,372    $6,218

4. PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1995 and 1996 is summarized as follows (dollars in thousands):

                                                                                            ESTIMATED
                                                                     1995        1996      USEFUL LIVES
Land and land improvements......................................   $ 24,309    $ 47,220         5-20
Racetracks and grandstands......................................     55,733      81,667        10-35
Buildings and luxury suites.....................................     32,336      58,966         7-30
Machinery and equipment.........................................      4,816       8,411         3-20
Furniture and fixtures..........................................      2,752       4,365         5-10
Autos and trucks................................................        960       1,219          3-5
Construction in progress (Note 5)...............................     12,708     133,843
Total...........................................................    133,614     335,691
  Less accumulated depreciation.................................    (40,509)    (47,330)
Net.............................................................   $ 93,105    $288,361

     Property and equipment includes assets under capital lease as of December 31, 1996 as follows (dollars in thousands):

                                                                                               1996
Land.......................................................................................   $ 8,074
Racetracks and grandstands.................................................................    18,599
Total......................................................................................    26,673
  Less accumulated amortization............................................................       (88)
Net........................................................................................   $26,585

5. CONSTRUCTION IN PROGRESS AND DEVELOPMENT AND CONSTRUCTION OF TMS

     TEXAS MOTOR SPEEDWAY -- In 1995, the Company began constructing TMS, a 1.5-mile, banked asphalt quad-oval superspeedway, on a 950 acre site in Fort Worth, Texas. As of December 31, 1996, the Company estimates the remaining construction costs to substantially complete TMS will approximate $40,000,000. Management expects to finance the remaining TMS facility costs through borrowings under the Company's Credit Facility (see Note 7) and from cash flows generated from operations.

     In connection with the development and construction of TMS, the Company entered into arrangements with the FW Sports Authority, a non-profit corporate instrumentality of the City of Forth Worth, Texas, whereby the Company conveyed the speedway facility to the sports authority and will lease the facility back over a 30-year period. Because of the Company's responsibilities under these arrangements the speedway facility and related liabilities are included in the Company's consolidated balance sheet.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

     OTHER CONSTRUCTION IN PROGRESS -- Also included in construction in progress at December 31, 1996 are costs incurred to increase and improve grandstand seating capacity, suites and facilities for fan amenities at AMS, BMS and CMS. In addition, AMS is converting its speedway to a quad-oval configuration in conjunction with the other improvements. The estimated aggregate cost of capital expenditures in 1997, exclusive of TMS, will approximate $80,000,000.

6. MARKETABLE EQUITY SECURITIES

     To reduce the carrying amount of long-term marketable equity securities to market value at December 31, 1995 and 1996, valuation allowances of $159,000 and $314,000 (net of $67,000 and $132,000 in tax benefits), respectively, that would be realized in the event the securities were sold at a loss, were recorded by a charge to stockholders' equity. Net realized gains on sales of marketable equity securities during the years ended December 31, 1994, 1995 and 1996 were $1,060,000, $242,000 and $698,000, respectively.

7. LONG-TERM DEBT

     Long-term debt as of December 31, 1995 and 1996 consists of the following (dollars in thousands):

                                                                                    1995       1996
Loans payable to NationsBank....................................................   $   --    $ 22,000
Convertible subordinated debentures.............................................       --      74,000
Capital lease obligation........................................................       --      18,165
Note payable -- road construction...............................................    1,806       1,465
  Total.........................................................................    1,806     115,630
Less current maturities.........................................................     (348)       (383)
                                                                                   $1,458    $115,247

     BANK CREDIT FACILITY -- In conjunction with its January 1996 acquisition of BMS, the Company obtained from NationsBank an unsecured, short-term line of credit in an aggregate principal amount of up to $50,000,000 (the "90-Day Facility"). In early 1996, the Company borrowed $32,688,000 under the 90-Day Facility to fund the purchase of BMS and the working capital needs of the Company. In March 1996, the Company subsequently consummated longer term financing through a credit facility ("the Credit Facility"), retired the 90-Day Facility and borrowed additional funds for working capital purposes. At December 31, 1996, the Company has a total of $22,000,000 in outstanding borrowings under the Credit Facility. The Credit Facility is an unsecured working capital and letter of credit arrangement provided by a syndicate of banks led by NationsBank.

     The Credit Facility has an overall borrowing limit of $110,000,000 with a sub-limit of $7,000,000 for standby letters of credit. The Credit Facility will mature in March 31, 1999 unless extended annually thereafter for two additional years at the option of the lenders. Draws are permitted under the Credit Facility for the following purposes: (i) refinancing outstanding borrowings, including the 90-Day Facility, (ii) financing seasonal working capital needs, and (iii) financing general corporate purposes, including the costs of constructing TMS. Although the Credit Facility is unsecured, the Company has agreed not to pledge its assets to any third party. In addition, the Company must meet certain financial covenants, including specified levels of net worth and ratios of (i) debt to equity, (ii) debt to earnings before interest, taxes, depreciation and amortization (EBITDA), (iii) earnings before interest and taxes
(EBIT) to interest expense, and (iv) subordinated debt to senior debt. The Credit Facility also prohibits the Company from making cash expenditures in excess of $10,000,000 in the aggregate to acquire additional motor speedways, without the consent of the lenders, and limits its consolidated capital expenditures, exclusive of expenditures on TMS, to amounts not to exceed $80,000,000 in the aggregate for fiscal years 1996 and 1997, and $40,000,000 for each fiscal year thereafter. The Company also agreed to certain

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES other limitations or prohibitions concerning the incurrence of other indebtedness, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions.

     CONVERTIBLE SUBORDINATED DEBENTURES -- On October 1, 1996, the Company completed a private placement of 5 3/4% convertible subordinated debentures in the aggregate principal amount of $70,000,000. On October 4, 1996, the Company filed a registration statement to register these debentures and the underlying equity securities. On October 15, 1996, the initial purchasers exercised an option to purchase additional convertible subordinated debentures in the principal amount of $4,000,000. Net proceeds after commissions and discounts were $72,150,000.

     The debentures are unsecured, mature on September 30, 2003, are convertible into common stock of the Company at the holder's option after December 1, 1996 at $31.11 per share until maturity, and are redeemable at the Company's option after September 29, 2000. Interest payments are due semi-annually on March 31 and September 30 commencing March 31, 1997. The debentures are subordinated to all present and future secured indebtedness of the Company, including the Credit Facility. Redemption prices in fiscal year periods ending September 30 are 102.46% in 2000, 101.64% in 2001 and 100.82% in 2002. After September 30, 2002,
the debentures are redeemable at par. In conversion, 2,378,565 shares of common stock would be issuable (see Note 9). The proceeds of this offering are being used to repay outstanding borrowings under the Credit Facility, fund construction costs of TMS and for working capital needs of the Company.

     CAPITAL LEASE OBLIGATION AND PURCHASE OPTION (SEARS POINT RACEWAY) -- In connection with the SPR asset acquisition by SMI on November 18, 1996 (see Note
1), the Company executed a 14 year capital lease with the seller for all of the real property of the SPR complex. SMI has the option to purchase the real property for $38,100,000 during a six-month option period commencing November 1, 1999, subject to acceleration at the election of the seller after March 31, 1997 and through December 31, 1999 (the Purchase Option). The Purchase Option was acquired for a payment of $3,500,000 and upon its exercise, is to be credited against the purchase price of the real property. The Purchase Option payment is non-refundable. Under the lease agreement terms, SMI paid a security deposit of $3,000,000, with such amount also to be credited against the purchase price of the real property upon exercise of the Purchase Option. Monthly lease payments ranging from $67,000 in 1997 to $631,000 in 2010 are due, including imputed interest at 6.5%. SMI is responsible for maintenance, insurance, taxes and other operating costs of the leased property. Beginning January 1, 2002, minimum lease payments are subject to annual adjustment based on changes in the Consumer Price Index as defined.

     In connection with the acquisition, SMI loaned the seller approximately $13,450,000 under a promissory note receivable to repay their then outstanding obligations on the SPR real property. The note bears interest at 4% and is due in equal monthly installments of interest of $45,000 through November 1999 and, thereafter, of principal and interest of $68,000 through November 2026. The note is collateralized by a thirty year deed of trust on the SPR real property in favor of SMI. Also, amounts due under the note receivable are to be credited against amounts due from SMI upon exercise of the Purchase Option.

     In management's opinion, it is probable that the Purchase Option will be exercised. Therefore, the lease security deposit and Purchase Option payment have been included as consideration in determining the purchase price and capital lease obligation for SPR. Also, because a legal right of offset exists under the lease obligation and note receivable agreements, and because it is probable offset will occur upon exercise of the Purchase Option, the note receivable of $13,453,000 has been netted against the capital lease obligation in the accompanying December 31, 1996 consolidated balance sheet.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

     Annual future minimum lease payments under the capital lease obligation as of December 31, 1996 are as follows (dollars in thousands):

1997...................................................   $    800
1998...................................................      2,800
1999...................................................      2,800
2000...................................................      4,800
2001...................................................      5,800
Thereafter.............................................     59,429
Total minimum lease payments...........................     76,429
Less amount representing imputed interest at 6.5%......    (44,811)
  Total................................................     31,618
Less current portion...................................         --
Less offset of note receivable.........................    (13,453)
Net capital lease obligation...........................   $ 18,165

     NOTES PAYABLE FOR ROAD CONSTRUCTION COSTS -- In 1995, the Company entered into an agreement to pay a portion of the costs to construct an improved access road to CMS from Interstate 85 under a note arrangement. The note payable bears interest at 8% and is collateralized by a bank letter of credit from NationsBank.

     Annual maturities of long-term debt as scheduled as of December 31, 1996 are as follows (dollars in thousands):

1997..................................................   $    383
1998..................................................      1,090
1999..................................................     23,168
2000..................................................      3,072
2001..................................................      4,058
Thereafter............................................     97,312
  Total...............................................    129,083
Less offset of note receivable against capital lease
  obligation..........................................    (13,453)
                                                         $115,630

     Included in interest expense, net, in the accompanying consolidated statements of income is interest income in the amounts of $426,000 and $899,000 for the years ended December 31, 1994 and 1995, respectively. Included in interest income, net, is interest expense of $693,000 for the year ended December 31, 1996. The Company capitalized interest costs of $2,834,000 in 1996. No interest cost was capitalized in 1994 or 1995.

     EXTRAORDINARY ITEM -- Long-term debt as of December 31, 1994 included various notes payable to NationsBank totaling $46,588,000. On March 3, 1995, these loans were repaid using the proceeds from the 1995 initial public offering. Accordingly, unamortized debt issuance costs of $133,000, net of tax benefit of $89,000, related to these notes were expensed in the accompanying 1995 consolidated statement of income as an extraordinary item.

8. DISPOSAL OF INVESTMENT IN REAL ESTATE JOINT VENTURE IN 1994

     On December 21, 1994, CMS agreed to dispose of its 50% investment in a real estate joint venture (Chartown), prior to completion of the Company's initial public offering in 1995, to focus on its principal operations of motorsports entertainment, racing and related activities. The disposition of Chartown was completed in early 1995 and was accounted for as discontinued operations in the year ended December 31, 1994. This disposition resulted in the transfer of CMS's interest in the joint venture at its then net book value of approximately

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

$9,045,000, consisting of the Company's investment in the joint venture of $8,330,000 plus a related deferred tax asset of $715,000, to an affiliate, and the subsequent dividend of the proceeds thereof to Sonic. The Company's retained earnings was reduced by an amount equal to the net book value of the assets distributed.

     There was no effect of Chartown's operations or disposal on the accompanying 1995 or 1996 consolidated statements of income. Total revenues and net loss of the joint venture for year ended December 31, 1994 were $2,609,000 and $546,000, respectively. CMS's share of the 1994 loss, net of tax benefit of $198,000, was $294,000.

     Chartown leases an office and warehouse facility, located near CMS, to 600 Racing, Inc. for Legends Car operations. This operating lease is renewable annually. The current lease provides for annual rent of approximately $132,000 through July 31, 1997. Rent expense, net of sub-rental income, under this lease was $26,000, $44,000, and $112,000 in 1994, 1995 and 1996, respectively.

9. CAPITAL STRUCTURE, PUBLIC OFFERINGS OF COMMON STOCK AND PER SHARE DATA

     PREFERRED STOCK -- At December 31, 1996, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company's Board of Directors. No preferred shares were issued and outstanding at December 31, 1995 or 1996.

     STOCK SPLIT -- On February 9, 1996, the Company's Board of Directors approved a two for one stock split for each share of the Company's common stock. The stock split was effective March 15, 1996 in the form of a 100% common stock dividend payable to stockholders of record as of February 26, 1996. All share and per share information in the accompanying consolidated and combined financial statements take into account this stock split.

     PUBLIC OFFERINGS OF COMMONS STOCK -- The Company completed an initial public offering of SMI common stock on March 3, 1995 at a price of $9 per share. SMI had 38,000,000 common shares outstanding immediately after the public offering was consummated, of which approximately 9,000,000 shares were held by new outside investors. Net proceeds of the 1995 initial public offering of $65,793,000 were used to repay existing bank indebtedness, expand CMS and AMS racing facilities, and for other general corporate purposes.

     The Company completed an additional offering of common stock on April 1, 1996 by issuing 3,000,000 shares of common stock at a price of $27.625 per share. Net proceeds after offering expenses were $78,354,000 with such proceeds used to pay construction costs of TMS and for other general corporate purposes.

     PER SHARE DATA -- The 1995 and 1996 per share amounts reflect the 37,275,000 and 41,301,000 weighted average shares outstanding, including 612,000 and 767,000 common share equivalents arising from stock options, for the years ended December 31, 1995 and 1996, respectively. The 1994 per share amounts have been prepared on a pro forma basis to reflect the 30,400,000 common shares outstanding after giving effect to the Restructuring, including 400,000 common share equivalents arising from stock options.

     Had the 1995 initial public stock offering and related repayment of debt occurred on January 1, 1995, income from continuing operations applicable to common stock in 1995 would have been $0.52 per share. Had the October 1996 offering of subordinated convertible debentures (see Note 7) been fully converted on January 1, 1996, and related interest expense on such debt not recorded in 1996, income from continuing operations applicable to common stock in 1996 would have been $0.61 per share.

10. PUT WARRANTS AND NET INCOME APPLICABLE TO COMMON STOCK IN 1994

     In connection with bank financing received in 1990, AMS issued to NationsBank two common stock purchase warrants (Equity Warrants). These warrants entitled the holder to purchase a 37% equity interest in AMS at a price of $1 per share. The warrants were originally exercisable through October 23, 2005.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

     In connection with additional bank financing received during 1991, AMS issued to NationsBank a third common stock purchase warrant (Contingent Warrant). This warrant entitled the holder to purchase shares of AMS at $1 per share. The number of shares that could be purchased was based on the number of events of default, if any, which occurred subsequent to December 16, 1991. These events of default related to the aggregate capital expenditures during any fiscal year. Each event of default entitled the holder to exercise the warrant for 5% of the outstanding stock of AMS. However, in no event could the aggregate warrants issued during one calendar year under this financing exceed 5% of the outstanding stock of AMS. No event of default, as defined, occurred prior to the date the warrant was cancelled by NationsBank on December 16, 1994 (discussed below).

     The warrants described above contained provisions whereby the holder could require AMS to redeem the warrants for cash at any time from October 23, 1995 through October 23, 2005. The per share redemption price was determined using the higher of book value, market price as determined in a public exchange, a cash flow capitalization formula or appraised value. On December 16, 1994, the Company redeemed the Equity Warrants from NationsBank for $8,000,000 and cancelled the Contingent Warrant. In each of the years from 1991 to 1994, the Company increased the carrying value of the Equity Warrants and decreased retained earnings in order to accrete the aggregate value of the put provision over the minimum stock warrant redemption period. Net income applicable to common stock of $7,170,000 for the year ended December 31, 1994 represents reported net income of the Company of $10,176,000 less the periodic accretion in estimated redemption value of the Equity Warrants of $3,006,000.

11. INCOME TAXES

     The components of the provision for income taxes are as follows (dollars in thousands):

                                                                          1994      1995       1996
Current...............................................................   $8,426    $13,184    $12,762
Deferred..............................................................     (371)       516      3,890
  Total...............................................................   $8,055    $13,700    $16,652

     The tax effect of temporary differences resulting in deferred income taxes are as follows (dollars in thousands):

                                                                                     1995       1996
Deferred tax liabilities:
  Property and equipment.........................................................   $ 9,774    $14,958
  Other..........................................................................        --        755
                                                                                      9,774     15,713
Deferred tax assets:
  Income previously recognized for tax purposes..................................      (608)      (520)
  Stock option compensation expense..............................................    (1,206)    (1,095)
  Other..........................................................................    (1,243)      (356)
                                                                                     (3,057)    (1,971)
Total net deferred tax liability.................................................   $ 6,717    $13,742

     No valuation allowance against deferred tax assets has been recorded for any year presented. The differences between the effective tax rate and the federal statutory tax rate in 1994, 1995 and 1996 are principally due to the effect of state income taxes (approximately 5% for 1994, 4% for 1995 and 6% for 1996) and nondeductible items, including goodwill amortization.

     The Company made income tax payments during 1994, 1995 and 1996 totaling approximately $8,614,000, $13,163,000 and $17,402,000, respectively.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

     On September 9, 1993, the Internal Revenue Service (IRS) asserted that AMS, as the successor in interest to BND, Inc. (BND), is liable for additional income taxes, penalties and interest. The total assessment for taxes, penalties and interest (net of tax benefit for deductibility of interest) through December 31, 1996 is approximately $7,500,000. This deficiency allegedly relates to BND's income tax returns for the years ended November 30, 1988 and October 31, 1990. The IRS alleges that, during the acquisition of AMS by the Company's Chairman and Chief Executive Officer in October 1990, BND's merger into Atlanta International Raceway, Inc., the predecessor of AMS (AIR), resulted in a taxable gain to BND. Moreover, this taxable gain allegedly eliminates a net operating loss carryback to the tax return filed for the year ended November 30, 1988. On November 30, 1993, AMS filed a protest contesting the assessment with appeals division of the IRS; as of this date, no resolution of this matter has been obtained. However, the Company anticipates resolution of this matter during 1997. Management intends to continue contesting the allegations of a deficiency and has not provided for this contingency in the accompanying consolidated financial statements. There can be no assurance, however, that the ultimate resolution of this proceeding will not have a material adverse effect on the Company's future results of operations or financial condition.

12. RELATED PARTY TRANSACTIONS

     Notes receivable at December 31, 1995 and 1996 include a note receivable of $934,000 and $697,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note during 1997, the balance has been classified as a noncurrent asset in the accompanying 1996 balance sheet.

     Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $528,000 at December 31, 1995 and $1,131,000 at December 31, 1996. The principal balance of the note represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value. The note bears interest at 1% over prime.

     Amounts payable to affiliated company of approximately $2,603,000 at December 31, 1995 and 1996 represents acquisition and other expenses paid on behalf of AMS by Sonic in prior years. Of such amounts, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire account balance is classified as long-term based on expected repayment dates. Interest expense incurred on this obligation was $65,000 in 1994, $130,000 in 1995, and $141,000 in 1996.

     Interest income of $118,000, $75,000 and $130,000 was earned on amounts due from related parties during the years ended December 31, 1994, 1995 and 1996, respectively.

     The Company paid Sonic management fees of $1,500,000 in 1994 for certain accounting, administrative and management services, including assistance in the planning and execution of racing events; maintenance of banking relationships; tax planning; preparation of tax returns and representation in tax examinations; record maintenance; internal audits and special audits; assistance to the Company's independent public accountants; and litigation support to the Company's legal counsel. In the opinion of Company management, the management fees charged approximated the costs required for these services had the Company operated as a separate unaffiliated entity during that year.

     On December 21, 1994, the Board of Directors of CMS declared a dividend to Sonic in the amount of $29,491,000 as part of the Restructuring. This amount represented a loan receivable, including accrued interest, from Sonic. Prior to the date of the dividend, the entire loan receivable had been recorded as a reduction of stockholders' equity because repayment had not been anticipated in the near future.

13. CONTINGENCIES

     The Company is involved in various lawsuits and disputes which arose in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material impact on the Company's financial condition or future results of operations.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

     The Company's property at CMS includes areas that were used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the CMS property ceased in 1992, but CMS currently allows certain property to be used for land clearing and inert debris landfilling and for construction and demolition debris landfilling. Management believes that the Company's operations, including the landfills on its property, are in compliance with all applicable federal, state and local environmental laws and regulations. Company management is not aware of any situation related to landfill operations which would adversely affect the Company's financial position or future results of operations.

14. OTHER INCOME

     Other income for the years ended December 31, 1994, 1995 and 1996 consists of the following (dollars in thousands):

                                                                          1994      1995       1996
Gain on sale of speedway condominiums.................................   $  303    $   761    $   163
Equity in earnings of North Wilkesboro Speedway.......................       --        233        371
Other income..........................................................    1,289      2,631      1,865
                                                                         $1,592    $ 3,625    $ 2,399

     Other income in 1994 consists primarily of gains on sales of marketable equity securities. Other income in 1995 and 1996 consists primarily of gains on sales of land and marketable equity securities, and landfill fees.

15. STOCK OPTION PLANS

     1994 STOCK OPTION PLAN -- On December 21, 1994, the Board of Directors and stockholders of SMI adopted the Company's 1994 Stock Option Plan in order to attract and retain key personnel. Under the stock option plan, options to purchase up to an aggregate of 2,000,000 shares of common stock may be granted to directors, officers and key employees of SMI and its subsidiaries. Such options provide for the purchase of common stock at a price as determined by the Compensation Committee of the Board of Directors.

     On December 21, 1994, SMI granted options to nine officers to purchase an aggregate of 800,000 shares of common stock at an exercise price of $3.75 per share. The Company recorded a noncash stock compensation charge of $3,000,000 (before tax) in December 1994, which represents the difference between management's estimate of the fair value of the SMI common stock at the date of grant, after considering the then proposed initial public offering of the Company's stock discussed in Note 1, and the exercise price of the options granted. Also on December 21, 1994, SMI granted options to the same nine officers to purchase an aggregate of 320,000 shares of common stock at an exercise price equal to the initial public offering price of the common stock.

     The exercise price of all stock options granted in 1995 and 1996 was the fair or trading value of the Company's common stock at the date of grant. No stock options were exercised through December 31, 1995.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

     Other option information regarding the 1994 Stock Option Plan for the years ended December 31, 1995 and 1996 is summarized as follows:

                                                                                                           WEIGHTED
                                                                                             EXERCISE      AVERAGE
                                                                              SHARES IN       PRICE        EXERCISE
                                                                              THOUSANDS     PER SHARE       PRICE
Outstanding, January 1, 1995...............................................      1,120     $3.75-$ 9.00     $ 5.34
Granted....................................................................        100     $9.00-$15.38      13.46
Exercised..................................................................         --               --         --
Outstanding, December 31, 1995.............................................      1,220     $3.75-$15.38       6.00
Granted....................................................................        280           $23.00      23.00
Exercised..................................................................       (159)    $3.75-$15.38       4.67
Cancelled..................................................................        (17)          $15.38      15.38
Outstanding, December 31, 1996.............................................      1,324     $3.75-$23.00     $ 9.64

     Of the options outstanding as of December 31, 1996, 1,244,000 are currently exercisable. The weighted average remaining contractual life of the options outstanding at December 31, 1996 is 8.35 years.

     FORMULA STOCK OPTION PLAN -- Effective January 1, 1996, the Company's Board of Directors adopted the Formula Stock Option Plan for the benefit of the Company's outside directors as approved by the Company's stockholders at the 1996 annual meeting. The plan authorizes options to purchase up to an aggregate of 400,000 shares of common stock. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 20,000 shares at an exercise price equal to the fair market value per share of common stock at the date of award.

     In 1996, the Company granted options to purchase 20,000 common shares to each of the Company's two outside directors at an exercise price per share at award date of $14.94. All options to purchase shares under this plan expire ten years from grant date. As of December 31, 1996, none of the options granted had been exercised. Subject to stockholder approval, effective January 2, 1997, the Company granted options to purchase an additional 20,000 shares to each of the two outside directors.

     STOCK-BASED COMPENSATION INFORMATION -- As discussed in Note 2, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company granted 100,000 and 280,000 options in 1995 and 1996 with weighted average grant-date fair values of $3.36 and $7.16, respectively. No compensation cost has been recognized for the stock option plans except for the charge in 1994 as described in "1994 Stock Option Plan" above. Had compensation cost for the stock options been determined based on their fair value method as prescribed by SFAS No. 123, the Company's pro forma net income would have been $19,219,000, or $.52 per share, for 1995, and $25,036,000, or $.61 per share, for 1996.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 18.7% in 1995 and 37.3% in 1996; risk-free interest rate of 6.5% in 1995 and 5.7% in 1996; and expected lives of 3.0 years in 1995 and 3.1 years in 1996. The model reflects that no dividends were declared in either 1995 or 1996.

     EMPLOYEE STOCK PURCHASE PLAN -- Effective January 1, 1997, the Company's Board of Directors adopted the SMI Employee Stock Purchase Plan to provide employees the opportunity to acquire stock ownership as approved by the Company's stockholders at the 1996 annual meeting. An aggregate total of 200,000 shares of common stock have been reserved for purchase under the new plan. Each January 1, eligible employees electing to participate will be granted an option to purchase shares of common stock. Prior to each January 1, the Compensation Committee of the Board of Directors determines the number of shares available for purchase under each option, with the same number of shares to be available under each option granted on the same grant date. No participant can be granted options to purchase more than 500 shares in each calendar year, nor which would allow an employee to purchase stock under this or all other employee stock purchase plans in excess of $25,000

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES of fair market value at the grant date in each calendar year. Participating employees designate a limited percentage of their annual compensation or may directly contribute an amount for deferral as contributions to the Plan. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Options granted may be exercised once at the end of each calendar quarter, and will be automatically exercised to the extent of each participant's contributions. Options granted that are unexercised will expire at the end of each calendar year.

16. EMPLOYEE BENEFIT PLAN

     Effective October 1, 1994, Sonic established the Sonic Financial Corporation 401(k) Plan and Trust which is available to all employees of the Company. Under the Plan provisions, participants may elect to contribute up to 12% of their annual salary and bonus to the Plan up to allowed limits, of which the Company will match 25% of the first 4% of annual salary and bonus contributed by the employee. Participants are fully vested in Company matching contributions after five years. Required plan contributions by the Company for the period from October 1, 1994 to December 31, 1994 was immaterial. The Company's contributions to the Plan were $40,000 in 1995 and $35,000 in 1996.

17. BRISTOL MOTOR SPEEDWAY AND SEARS POINT RACEWAY ACQUISITIONS

     As further described in Note 1, the Company acquired Bristol Motor Speedway on January 22, 1996 and Sears Point Raceway on November 18, 1996. The acquisitions have been accounted for using the purchase method, and the results of their operations after the acquisition dates are included in the Company's 1996 consolidated statement of income. The purchase price has been allocated to the assets and liabilities acquired at their estimated fair market values at acquisition date. The Company obtained independent appraisals of BMS's property and equipment and other net assets acquired, and of SPR's property and equipment. These appraised fair values are reflected in the accompanying financial statements. In the near future, the Company plans to obtain an independent appraisal of the fair value of other SPR net assets acquired, including identifiable intangibles, if any. Based on current information, the Company's management does not expect the final allocation of the SPR purchase price to materially differ from that used in the accompanying December 31, 1996 balance sheet.

     The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the transactions had occurred as of January 1, 1995 after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made on that date, nor are they necessarily indicative of results which may occur in the future.

                                                                                             (PRO FORMA)
                                                                                             YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                        1995            1996
Total revenues....................................................................   $96,431,000    $110,594,000
Income before extraordinary item..................................................    18,172,000      26,355,000
Net income........................................................................    18,039,000      26,355,000
Net income per share..............................................................   $      0.48    $       0.64

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                     INDEX TO FINANCIAL STATEMENT SCHEDULE
                  Years Ended December 31, 1994, 1995 and 1996

II    Valuation and Qualifying Accounts......................................................................    S-2

     Note: All other schedules are omitted because they are not applicable or not required.
                                      S-1

                                                                     SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                                                                Balance
                                                                       Balance at     Charges                    at
                                                                      Beginning of       to                     End of
                                                                         Period       Expense     Deductions    Period
1)    Reserve for bad debts
      December 31, 1994............................................       $233        $    12     $   (62   )(1) 18$3
      December 31, 1995............................................        183             30         (67   )(1) 146
      December 31, 1996............................................        146             97         (82   )(1) 161
2)    Unrealized loss on marketable equity securities
      December 31, 1994............................................        284             --        (249   )(2)  35
      December 31, 1995............................................         35             --          57   (2)  92
      December 31, 1996............................................       $ 92             --     $    90   (3) 182

(1) Represents actual write-offs of specific accounts receivable.
(2) Represents recovery of previously unrealized losses on marketable equity securities.
(3) Represents an increase in unrealized losses on marketable equity securities.
                                      S-2

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, State of North Carolina, on the 15th day of March, 1997.
                                             SPEEDWAY MOTORSPORTS, INC.
                                             By: /s/      O. BRUTON SMITH
                                                        O. Bruton Smith
                                                 Chairman and Chief Executive
                                                           Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

                      Signature                                        Title                       Dates
          /s/               O. BRUTON SMITH             Chief Executive Officer (principal    March 15, 1997
                   O. Bruton Smith                        executive officer) and Chairman
          /s/           H.A. "HUMPY" WHEELER            President, Chief Operating Officer    March 15, 1997
                 H.A. "Humpy" Wheeler                     and Director
          /s/              WILLIAM R. BROOKS            Vice President, Treasurer, Chief      March 15, 1997
                  William R. Brooks                       Financial Officer (principal
                                                          financial officer and accounting
                                                          officer) and Director
           /s/               EDWIN R. CLARK             Executive Vice President and          March 15, 1997
                    Edwin R. Clark                        Director
          /s/              WILLIAM P. BENTON            Director                              March 15, 1997
                  William P. Benton
           /s/              MARK M. GAMBILL             Director                              March 15, 1997
                   Mark M. Gambill

                                 EXHIBIT INDEX

                                                                                                   Sequentially
                                                                                                     Numbered
Exhibit No.   Description                                                                             Pages
  *  3.1      Certificate of Incorporation of the Company (incorporated by reference to Exhibit
              3.1 to the Registration Statement on Form S-1 (File No. 33-87740) of the Company
              (the "Form S-1")).
  *  3.2      Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1).
  *  3.3      Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3 (File No.
              333-13431) of the Company (the "November 1996 Form S-3")).
  *  4.1      Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form
              S-1).
  *  4.2      Indenture dated as of September 1, 1996 between the Company and First Union
              National Bank of North Carolina, as Trustee (the "Indenture") (incorporated by reference to Exhibit 4.1 to the November 1996 Form S-3).
  *  4.3      Form of 5 3/4% Convertible Subordinated Debenture due 2003 (included in the
              Indenture).
  *  4.4      Registration Rights Agreement dated as of September 26, 1996 among the Company,
              Wheat, First Securities, Inc, Montgomery Securities and J.C. Bradford & Co.
              (incorporated by reference to Exhibit 4.3 to the November 1996 Form S-3).
  *  4.5      Credit Agreement dated as of March 7, 1996 among the Company and Speedway Funding
              Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-3 (File No. 333-1856) of the Company (the
              "March 1996 Form S-3")).
  *  4.6      First Amendment to the Credit Agreement dated as of September 24, 1996 among the
              Company and Speedway Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 99.3 to the November 1996 Form S-3).
  * 10.1      Project Agreement by and among The Department of Transportation, an agency of the
              State of North Carolina, Interstate Combined Ventures and Charlotte Motor
              Speedway, Inc. dated as of December 6, 1993 (incorporated by reference to Exhibit
              10.12 to the Form S-1).
  * 10.2      Atlanta Motor Speedway, Inc. 14% Senior Subordinated Note in the amount of
              $5,150,000 dated as of October 23, 1990 (incorporated by reference to Exhibit
              10.23 to the Form S-1).
  * 10.3      Deed of Trust by and among Terry L. Faulkenburg and Danny Ray Safrit, as Trustees of West Cabarrus Church, Charlotte Motor Speedway, Inc. and Alan G. Dexter,
              Trustee, dated as of September 29, 1994 (incorporated by reference to Exhibit
              10.38 to the Form S-1).
  * 10.4      Balance of Purchase Money Promissory Note in the amount of $720,000, made by
              Charlotte Motor Speedway, Inc. in favor of West Cabarrus Church, dated as of
              September 29, 1994 (incorporated by reference to Exhibit 10.39 to the Form S-1).
  * 10.5      Agreement for Purchase and Sale of an Option in Real Property by and between West
              Cabarrus Church and Charlotte Motor Speedway, Inc., dated as of July 26, 1994
              (incorporated by reference to Exhibit 10.40 to the Form S-1).
  * 10.6      Documentary Letter of Credit issued by NationsBank of North Carolina, N.A. for the account of Charlotte Motor Speedway, Inc. in favor of Yamaha Motor Co., Ltd.,
              Japan in the amount of $1,600,000 dated as of September 19, 1994 (incorporated by reference to Exhibit 10.41 to the Form S-1).
  * 10.7      Sales Agreement by and between Yamaha Motor Co. Ltd. and Charlotte Motor Speedway,
              Inc. dated as of August 1, 1994 (incorporated by reference to Exhibit 10.42 to the
              Form S-1).
  * 10.8      Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway,
              Inc. and Edwin R. Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).

                                                                                                   Sequentially
                                                                                                     Numbered
Exhibit No.   Description                                                                             Pages
  * 10.9      Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway,
              Inc. and H.A. "Humpy" Wheeler (incorporated by reference to Exhibit 10.44 to the
              Form S-1).
  * 10.10     Speedway Motorsports, Inc. 1994 Stock Option Plan (incorporated by reference to
              Exhibit 10.45 to the Form S-1).
  * 10.11     Speedway Motorsports Inc. Formula Stock Option Plan (incorporated by reference to
              Exhibit 10.3 to the Annual Report on Form 10-K of the Company for the year ended
              December 31, 1995 (the "1995 Form 10-K").
  * 10.12     Amended and Restated Agreement by and among Charlotte Motor Speedway, Inc., Sonic
              Financial Corporation, Town and Country Ford, Inc., O. Bruton Smith, SMDA
              Properties LLC and Chartown, dated February 10, 1995 (incorporated by reference to
              Exhibit 10.50 to the Form S-1).
  * 10.13     Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial
              Corporation in the amount of $1,708,767, dated as of December 31, 1993
              (incorporated by reference to Exhibit 10.51 to the Form S-1).
  * 10.14     Purchase Agreement by and among the Company and Calvin Carl Combs, Linda Fox
              Combs, Dennis J. Combs, Ned D. Combs, and Judy C. Benfield (incorporated by reference to Exhibit 10.57 to the Quarterly Report on Form 10-Q of the Company for
              the quarterly period ended June 30, 1995).
  * 10.15     Stock Purchase Agreement dated January 22, 1996 between the Company and shareholders of National Raceways, Inc. (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company filed as of February 5, 1996 (the
              "BMS Form 8-K")).
  * 10.16     Promissory Note dated January 22, 1996 by the Company and Speedway Funding Corp.
              in favor of NationsBank, N.A. (incorporated by reference to Exhibit 99.2 to the
              BMS Form 8-K).
  * 10.17     Guaranty Agreement dated January 22, 1996 among National Raceways, Inc., Charlotte
              Motor Speedway, Inc., Atlanta Motor Speedway, Inc., 600 Racing, Inc. and
              NationsBank, N.A. (incorporated by reference to Exhibit 99.3 to the BMS Form 8-K).
  * 10.18     Non-Negotiable Promissory Note date April 24, 1995 by O. Bruton Smith in favor of the Company (incorporated by reference to Exhibit 10.20 to the 1995 Form 10-K).
  * 10.19     Asset Purchase Agreement dated October 24, 1996 between the Company, as buyer, and
              Sears Point Raceway (incorporated by reference to Exhibit 99.1 to the Current
              Report on Form 8-K of the Company filed as of December 4, 1996 (the "SPR Form
              8-K")).
  * 10.20     Master Ground Lease dated November 18, 1996 by and between Brenda Raceway
              Corporation and the Company (incorporated by reference to Exhibit 99.2 to the SPR
              Form 8-K).
  * 10.21     Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents and
              Agreements dated as of November 18, 1996 by Brenda Raceway Corporation to First
              American Title Insurance Company for the benefit of Sonoma Funding Corporation
              (incorporated by reference to Exhibit 99.3 to the SPR Form 8-K).
  * 10.22     Promissory Note secured by Deed of Trust dated November 18, 1996 by Brenda Raceway
              Corporation in favor of Sonoma Funding Corporation (incorporated by reference to
              Exhibit 99.4 to the SPR Form 8-K).
    10.23     Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser.
    10.24     Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas Motor Speedway, Inc., as lessee.
    10.25     Guaranty Agreement dated as of December 18, 1996 among the Company, the City of
              Fort Worth, Texas and FW Sports Authority, Inc.
    11.1      Statement regarding Computation of Per Share Earnings.
    21.1      Subsidiaries of the Company.
    27.1      Financial Data Schedule.

 * Previously filed.