Form 10-Q
period 1997-03-31
SPEEDWAY MOTORSPORTS INC
filed 1997-05-14
CIK 934648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes |X|  No |_|

As of May 14, 1997, there were 41,309,386 shares of $0.01 par value common stock outstanding.

                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements                                  3

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   15


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                  19

SIGNATURES                                                                 20

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       March 31,
                                                         1997       December 31,
                                                      (Unaudited)      1996
                                                       ---------     ---------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................    $ 21,419     $ 22,252
 Restricted cash ...................................      16,928       14,624
 Trade accounts receivable .........................      16,780       11,919
 Prepaid income taxes ..............................       5,312        4,784
 Inventories (Note 4) ..............................       7,466        6,218
 Speedway condominiums held for sale ...............       5,051        3,535
 Prepaid expenses ..................................         820          526
                                                        --------     --------
   Total current assets ............................      73,776       63,858
                                                        --------     --------
PROPERTY AND EQUIPMENT, NET (Note 5) ...............     340,816      288,361

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 9) ......      48,692       48,314

OTHER ASSETS:
 Marketable equity securities ......................       2,179        2,447
 Notes receivable (Note 8) .........................       2,749        2,148
 Other assets ......................................       4,268        4,156
                                                        --------     --------
   Total other assets ..............................       9,196        8,751
                                                        --------     --------
    TOTAL ..........................................    $472,480     $409,284
                                                        ========     ========

See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                        March 31,
                                                          1997      December 31,
                                                       (Unaudited)     1996
                                                        ---------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt (Note 6) .......  $     390   $     383
 Accounts payable ....................................     20,789      11,363
 Deferred race event income, net .....................     71,591      36,393
 Accrued expenses and other liabilities ..............      8,658      12,075
                                                        ---------   ---------
    Total current liabilities ........................    101,428      60,214

LONG-TERM DEBT (Note 6) ..............................    133,461     115,247

PAYABLE TO AFFILIATED COMPANY (Note 8) ...............      2,603       2,603

DEFERRED INCOME, NET .................................     14,106       9,732

DEFERRED INCOME TAXES ................................     13,076      13,742

OTHER LIABILITIES ....................................      3,446       3,011
                                                        ---------   ---------
    Total liabilities ................................    268,120     204,549
                                                        ---------   ---------

COMMITMENTS AND CONTINGENCIES (Note 7)................

STOCKHOLDERS' EQUITY (Note 3):
 Preferred stock .....................................       --          --
 Common stock, $.01 par value, shares authorized -
   100,000,000, issued and outstanding - 41,305,000 ..        413         413
 Additional paid-in capital ..........................    155,156     155,156
 Retained earnings ...................................     49,085      49,348
 Deduct:
   Unrealized loss on marketable equity securities ...       (294)       (182)
                                                        ---------   ---------
    Total stockholders' equity .......................    204,360     204,735
                                                        ---------   ---------
    TOTAL ............................................  $ 472,480   $ 409,284
                                                        =========   =========

See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                        -----------------------
                                                        March 31,      March 28,
                                                          1997           1996
                                                        --------       --------
REVENUES:
 Admissions ......................................      $  5,206       $  4,742
 Event related revenue ...........................         6,711          4,594
 Other operating revenue .........................         3,536          2,994
                                                        --------       --------
        Total revenues ...........................        15,453         12,330
                                                        --------       --------

OPERATING EXPENSES:
 Direct expense of events ........................         4,707          3,704
 Other direct operating expense ..................         2,056          1,894
 General and administrative ......................         7,091          4,031
 Depreciation and amortization ...................         2,664          1,738
                                                        --------       --------
        Total operating expenses .................        16,518         11,367
                                                        --------       --------

OPERATING INCOME (LOSS) ..........................        (1,065)           963

INTEREST INCOME (EXPENSE), NET ...................           495           (237)

OTHER INCOME (LOSS) ..............................           201             (5)
                                                        --------       --------
INCOME (LOSS) BEFORE INCOME TAXES ................          (369)           721

INCOME TAX PROVISION (BENEFIT) ...................          (106)           334
                                                        --------       --------
NET INCOME (LOSS) ................................      $   (263)      $    387
                                                        ========       ========
EARNINGS PER SHARE AND COMMON STOCK
  EQUIVALENTS ....................................      $  (0.01)      $   0.01
                                                        ========       ========
 WEIGHTED AVERAGE SHARES OUTSTANDING
 (Note 3) ........................................        42,107         38,902
                                                        ========       ========

See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)
                                   (Unaudited)

                                                                                      Unrealized
                                                                                         Loss
                                               Common Stock   Additional             on Marketable       Total
                                              --------------   Paid-In    Retained       Equity       Stockholders'
                                              Shares  Amount   Capital    Earnings     Securities        Equity
                                              ------  ------  ----------  --------   -------------    ------------
BALANCE DECEMBER 31, 1996 ...............     41,305    $413   $155,156   $ 49,348      $(182)         $ 204,735

 Net loss ...............................       --       --        --         (263)      --                 (263)

 Net unrealized loss on marketable
  equity securities .....................       --       --        --         --         (112)              (112)
                                              ------    ----   --------   --------      -----          ---------

BALANCE MARCH 31, 1997 (Unaudited) ......     41,305    $413   $155,156   $ 49,085      $(294)         $ 204,360
                                              ======    ====   ========   ========      =====          =========

See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                            --------------------
                                                            March 31,  March 28,
                                                              1997       1996
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) .......................................  $   (263)  $    387
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization ........................     2,664      1,738
    Equity in operations of equity method investee .......       105        114
    Gain on sale of marketable equity securities and
      investments ........................................       (44)       (10)
    Amortization of deferred membership income ...........       (69)       (69)
    Changes in operating assets and liabilities:
      Restricted cash ....................................    (2,304)      --
      Trade accounts receivable ..........................    (4,861)       340
      Inventories ........................................    (1,248)      (694)
      Other current assets and liabilities ...............      (822)     2,393
      Condominiums held for sale .........................    (1,516)      (150)
      Accounts payable ...................................     9,426      3,758
      Deferred race event income .........................    35,198      9,456
      Accrued expenses and other liabilities .............    (3,417)        39
      Deferred income ....................................     4,443       --
      Other assets and liabilities .......................      (895)    (2,027)
                                                            --------   --------
        Net cash provided by operating activities ........    36,397     15,221
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt ....................       (85)   (32,671)
 Issuance of long-term debt ..............................    18,000     72,500
                                                            --------   --------
        Net cash provided by financing activities ........    17,915     39,829
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ....................................   (54,663)   (19,469)
 Purchases of marketable equity securities and
  investments ............................................      (412)       (60)
 Proceeds from sales of marketable equity securities
  and investments ........................................       531        241
 Purchase of Bristol Motor Speedway ......................      --      (27,176)
 Repayments from (loans to) related parties ..............      (601)       287
                                                            --------   --------
        Net cash used in investing activities ............   (55,145)   (46,177)
                                                            --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....      (833)     8,927

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........    22,252     10,132
                                                            --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............    21,419     19,059
                                                            ========   ========

      The following Notes to Unaudited Consolidated Financial Statements and discussion, including the discussion of Texas Motor Speedway and Management's Discussion and Analysis of Financial Condition and Results of Operations, contain estimates and forward-looking statements as indicated herein by use of such terms as "estimated", "anticipates", "approximate" or "projected". Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could cause actual results to differ from those projected or estimated are discussed herein.

              Notes to Unaudited Consolidated Financial Statements

1. SIGNIFICANT ACCOUNTING POLICIES

      These unaudited consolidated financial statements should be read in conjunction with the financial statements for Speedway Motorsports, Inc. for the fiscal year ended December 31, 1996 included in the Company's 1996 Annual Report on Form 10-K.

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

      The Company recognizes revenues and operating expenses for all events in the calendar quarter in which the events are conducted except when a major NASCAR racing event occurs at one of the Company's wholly-owned subsidiaries on the last weekend of a calendar quarter ended March 31, June 30, or September 30 in which case the race event revenues and operating expenses are recognized consistently in the immediately succeeding calendar quarter. The Company has adopted this accounting policy to help ensure comparability between quarterly financial statements.

      A major NASCAR sanctioned racing event occurred at Bristol Motor Speedway on the weekend of March 29-31, 1996. In accordance with the Company's accounting policy, the revenues and direct expenses of this racing event were recognized in the second quarter of 1996. The last recognition date for the first quarter of calendar year 1996 was March 28, 1996. No major NASCAR racing events were held at wholly-owned subsidiaries on the last weekend of the calendar quarter ended March 31, 1997. As such, the three months ended March 31, 1997 and March 28, 1996 are comparable.

      Impact Of New Accounting Standards -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is effective for interim and annual periods ending after December 17, 1997. Under SFAS No. 128, the Company will compute and disclose both basic and diluted earnings per share. Its adoption is not expected to significantly effect the Company's computation, presentation and disclosure under current accounting standards.

      Reclassification - Certain accounts in 1996 were reclassified to conform to current year presentation.

2. DESCRIPTION OF BUSINESS

      The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI), and its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway, Inc. and subsidiaries (CMS), Sears Point Raceway (SPR), Texas Motor Speedway (TMS), Oil-Chem Research Corp. and subsidiary (ORC), Speedway Funding Corp. and Sonoma Funding Corp. (collectively, the Company).

      CMS owns and operates a 1.5-mile quad-oval, asphalt speedway located in Concord, North Carolina. CMS stages three major National Association of Stock Car Auto Racing (NASCAR) Winston Cup events annually, two in May and one in October. Additionally, two Busch Grand National and two Automobile Racing Club of America (ARCA) races are held annually, each preceding a Winston Cup event. In 1997, CMS will host an International Race of Champions (IROC) race. All of these events are sanctioned by NASCAR, IROC or ARCA. The Charlotte facility also includes a 2.25-mile road course, a one-quarter mile asphalt oval track, a one-fifth mile asphalt oval track and a one-fifth mile dirt oval track, all of which hold race events throughout the year.

      CMS also owns an office and entertainment complex which overlooks the main speedway. A wholly-owned subsidiary, The Speedway Club, Inc. (Speedway Club), derives rental, catering and dining revenues from the complex. Additionally, CMS has constructed 52 condominiums overlooking the main speedway, all of which have been sold.

      CMS, through its wholly-owned subsidiary, 600 Racing, Inc., is also engaged in the development and sale of 5/8-scale cars (Legends Cars) modeled after older-style coupes and sedans. Also, 600 Racing is developing a new line of smaller-scale cars (the Bandolero) to be offered for sale in 1997. Revenue is derived from the sale of vehicles and vehicle parts.

      AMS owns and operates a 1.5-mile oval, asphalt speedway located on 870 acres in Hampton, Georgia. Two major NASCAR Winston Cup events are held annually, one in March and one in November. Additionally, a Busch Grand National race and two ARCA races are also held annually, each preceding a Winston Cup event. All of these events are sanctioned by NASCAR or ARCA. AMS has constructed 46 condominiums overlooking the Atlanta speedway and is in the process of selling the ten remaining condominiums.

      BMS owns and operates a one-half mile lighted, 36-degree banked concrete oval speedway, and a one-quarter mile lighted dragstrip, located on approximately 530 acres in Bristol, Tennessee. BMS currently sponsors two major NASCAR Winston Cup events annually. Additionally, two Busch Grand National races are held annually, each preceding a Winston Cup event. On January 22, 1996, the Company acquired 100% of the outstanding capital stock of BMS for $27,176,000, including direct acquisition costs of $146,000 (see Note 9).

      SPR, located on approximately 800 acres in Sonoma, California, owns and operates a

2.52-mile, twelve-turn road course, a one-quarter mile dragstrip, and an 157,000 square foot industrial park. SPR currently sponsors one major NASCAR-sanctioned Winston Cup racing event annually. Additional events held annually include a NASCAR sanctioned Craftsman Truck Series, a NHRA Winston Drag Racing Series, as well as American Motorcycle Association and Sports Car Club of America (SCCA) racing events. The racetrack is also rented throughout the year by various organizations, including the SCCA, major automobile manufacturers, and other car clubs. On November 18, 1996, the Company acquired certain assets and the operations of Sears Point Raceway (see Note 9).

      TMS was established on February 13, 1995 for the purpose of constructing and operating a 1.5-mile, banked, asphalt quad-oval superspeedway located on 950 acres in Fort Worth, Texas (see Note 5). TMS hosted its first major NASCAR Winston Cup race on April 6, 1997 preceded by a Busch Grand National race. Management is actively pursuing the scheduling of additional motorsports racing and other events at TMS. Other events will be announced as they are scheduled. In July 1996, TMS began construction of 76 condominiums above turn-two overlooking the speedway, 72 of which have been contracted for sale.

      ORC produces an environmentally friendly motor oil additive that the Company intends to promote in conjunction with its speedways. On April 16, 1996, the Company acquired 100% of the outstanding capital stock of ORC for $4,459,000 in Company stock and cash.

      The Company's Chairman and CEO purchased approximately 24% of the outstanding common stock of North Carolina Motor Speedway, Inc. in 1995. The Chairman has offered to sell this stock to the Company at his cost. The Company has declined to purchase the shares to date but may elect to do so in the future. The Company submitted a merger proposal in April 1997 to the Board of Directors of North Carolina Motor Speedway, Inc. for its consideration.

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

3. CAPITAL STRUCTURE AND PER SHARE DATA

      Stock Split - On February 9, 1996, the Company's Board of Directors approved a two for one stock split for each share of the Company's common stock. This stock split became effective March 15, 1996 in the form of a 100% common stock dividend paid to stockholders of record on February 26, 1996. All shares and per share information in the accompanying consolidated financial statements take into account this stock split.

      Per Share Data - The per share amounts reflect the 42,107,000 and 38,902,000 weighted average shares outstanding, including 802,000 and 902,000 common share equivalents arising from stock options, for the three month periods ended March 31, 1997 and March 28, 1996, respectively.

      Had the October 1996 offering of the subordinated convertible debentures (see Note 6) been fully converted on January 1, 1996, and related interest expense on such debt not recorded in 1997 or 1996, there would have been no effect on earnings per share as reported for the three months ended March 31, 1997 or March 28, 1996. For the three months ended March 31, 1997, primary earnings per share and common stock equivalents were ($.01) and earnings per share assuming full dilution were ($.01).

4. INVENTORIES

      Inventories as of March 31, 1997 and December 31, 1996 consisted of the following components (dollars in thousands):

                                                        March 31,   December 31,
                                                          1997         1996
                                                         ------       ------
Souvenirs ..........................................     $2,958       $2,359
Finished vehicles, parts and accessories ...........      4,400        3,753
Food and other .....................................        108          106
                                                         ------       ------
   Total ...........................................     $7,466       $6,218
                                                         ======       ======

5. CONSTRUCTION IN PROGRESS

      Texas Motor Speedway - In 1995, the Company began constructing TMS, a 1.5-mile, banked, asphalt quad-oval superspeedway, on a 950 acre site in Fort Worth, Texas. Construction was substantially complete at March 31, 1997 with TMS hosting its first major NASCAR Winston Cup race on April 6, 1997.

      Other Construction In Progress - Also included in construction in progress at March 31, 1997 are costs incurred to increase and improve grandstand seating capacity, suites and facilities for fan amenities at AMS, BMS, CMS and SPR. In addition, AMS is converting its speedway to a quad-oval configuration in conjunction with the other improvements.

      The estimated aggregate cost of capital expenditures in 1997, inclusive of TMS, will approximate $140,000,000.

6. LONG-TERM DEBT

      Bank Credit Facility - In March 1996, the Company obtained from NationsBank, N.A. (Carolinas) an unsecured, long-term working capital and letter of credit facility (the "Credit Facility") with an overall borrowing limit of $110 million and a sub-limit of $7 million for standby letters of credit. The Credit Facility matures in 1999 unless extended annually thereafter for two additional years at the option of the lenders. At March 31, 1997, the Company has a total of $40 million in outstanding borrowings under the Credit Facility. See Note 7 to the December 31, 1996 Consolidated Financial Statements for discussion of additional terms and restrictive loan covenants of the Credit Facility.

      Convertible Subordinated Debentures - In October 1996, the Company issued 5 3/4% convertible subordinated debentures in the aggregate principal amount of $74,000,000. The debentures are unsecured, mature on September 30, 2003, are convertible into Common Stock at the holder's option after November 30, 1996 at $31.11 per share until maturity, and are redeemable at the Company's option after September 29, 2000. In conversion, 2,378,565 shares of common stock would be issuable (see Note 3). Interest payments are due semi-annually on March 31 and September 30 commencing March 31, 1997. See Note 7 to the December 31, 1996 Consolidated Financial Statements for discussion of additional terms and conditions of the debentures.

      Capital Lease Obligation And Purchase Option (Sears Point Raceway) - In connection with the SPR asset acquisition by SMI on November 18, 1996, the Company executed a 14 year capital lease with the seller for all of the real property of the SPR complex. SMI has the option to purchase the real property for $38.1 million during a six-month option period commencing November 1, 1999, subject to acceleration at the election of the seller after March 31, 1997 and through December 31, 1999 (the Purchase Option). SMI paid $3.5 million for the Purchase Option and $3.0 million as a lease security deposit, and loaned the seller approximately $13.45 million under a 4% promissory note receivable in connection the acquisition, with such amounts to be credited against the purchase price of the real property upon exercise of the Purchase Option. In management's opinion, it is probable that the Purchase Option will be exercised. Because a legal right of offset exists under the lease obligation and note receivable agreements, and because it is probable offset will occur upon exercise of the Purchase Option, the note receivable of $13,453,000 has been netted against the capital lease obligation in the accompanying consolidated balance sheets. See Note 7 to the December 31, 1996 Consolidated Financial Statements for discussion of additional terms and conditions of the capital lease obligation and Purchase Option.

7. INCOME TAXES

      On September 9, 1993, the Internal Revenue Service (IRS) asserted that AMS, as the successor in interest to BND, Inc. (BND), is liable for additional income taxes, penalties and interest. The total assessment for taxes, penalties and interest (net of tax benefit for deductibility of interest) through March 31, 1997 is approximately $7,600,000. This deficiency allegedly relates to BND's income tax returns for the years ended November 30, 1988 and October 31, 1990. The IRS alleges that, during the acquisition of AMS by the Company's Chairman and Chief Executive Officer in October 1990, BND's merger into Atlanta International Raceway, Inc., the predecessor of AMS (AIR), resulted in a taxable gain to BND. Moreover, this taxable gain allegedly eliminates a net operating loss carryback to the tax return filed for the year ended November 30, 1988. On November 30, 1993, AMS filed a protest contesting the assessment with appeals division of the IRS; as of this date, no resolution of this matter has been obtained. However, the Company anticipates resolution of this matter during 1997. Management intends to continue contesting the allegations of a deficiency and has not provided for this contingency in the accompanying consolidated financial statements. There can be no assurance, however, that the ultimate resolution of this proceeding will not have a material adverse effect on the Company's future results of operations or financial condition.

8. RELATED PARTY TRANSACTIONS

      Notes receivable at March 31, 1997 and December 31, 1996 include a note receivable of $709,000 and $697,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note before March 31, 1998, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

      Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $1,720,000 at March 31, 1997 and $1,131,000 at December 31, 1996. The principal balance of the note represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value. The note bears interest at 1% over prime.

      Amounts payable to affiliated company of approximately $2,603,000 at March 31, 1997 and December 31, 1996 represents acquisition and other expenses paid on behalf of AMS by Sonic Financial Corporation in prior years. Of such amounts, approximately $1.8 million bears interest at 3.83% per annum. The remainder of the amount bears interest at 1% over prime. The entire account balance is classified as long-term based on expected repayment dates.

9. BRISTOL MOTOR SPEEDWAY AND SEARS POINT RACEWAY ACQUISITIONS

      As further described in Notes 1 and 17 of the December 31, 1996 Consolidated Financial Statements, the Company acquired Bristol Motor Speedway on January 22, 1996 and Sears Point Raceway on November 18, 1996. The acquisitions have been accounted for using the purchase method, and the results of their operations after the acquisition dates are included in the Company's consolidated statement of income. The purchase price has been allocated to the assets and liabilities acquired at their appraised or estimated fair values at acquisition date. In the near future, the Company plans to obtain an independent appraisal of the fair value of other SPR net assets acquired, including identifiable intangibles, if any. Based on current information, the Company's management does not expect the final allocation of the SPR purchase price to materially differ from that used in the accompanying consolidated balance sheets.

      The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the transactions had occurred as of January 1, 1996 after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made on that date, nor are they necessarily indicative of results which may occur in the future.

                                                             (PRO FORMA)
                                                         Three Months Ended
                                                     --------------------------
                                                      March 31,      March 28,
                                                        1997           1996
                                                     -----------    -----------
    Total revenues..............................     $15,453,000    $13,664,000
    Net income (loss)...........................        (263,000)      (297,000)
    Net income (loss) per share.................          ($0.01)        ($0.01)

10. EMPLOYEE STOCK PURCHASE PLAN

      Effective January 1, 1997, the Company's Board of Directors adopted the SMI Employee Stock Purchase Plan to provide employees the opportunity to acquire stock ownership. An aggregate total of 200,000 shares of common stock have been reserved for purchase under the new plan. Each January 1, eligible employees electing to participate will be granted an option to purchase shares of common stock. Prior to each January 1, the Compensation Committee of the Board of Directors determines the number of shares available for purchase under each option, with the same number of shares to be available under each option granted on the same grant date. No participant can be granted options to purchase more than 500 shares in each calendar year, nor which would allow an employee to purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Options granted may be exercised once at the end of each calendar quarter, and will be automatically exercised to the extent of each participant's contributions. Options granted that are unexercised will expire at the end of each calendar year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto).

Overview

      The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedway facilities, from food and beverage sales and souvenir sales made during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events and from the licensing of television, cable network and radio rights to broadcast such events. The Company has derived additional revenue in recent years from the Speedway Club, a dining and entertainment facility at CMS, and from Legends Car sales since 1991.

      The Company classifies its revenues as admissions, event related revenues and other operating revenue. "Admissions" includes ticket sales for all of the Company's events. "Event related revenues" includes food and beverage and souvenir sales, luxury suite rentals, sponsorship fees and broadcast right fees. "Other operating revenue" includes the Speedway Club, Legends Car, SPR industrial park rental and Oil-Chem revenues.

      The Company classifies its expenses to include direct expense of events and other direct operating expense, among other things. "Direct expense of events" principally consists of race purses, sanctioning fees, cost of souvenir sales, compensation of certain employees and advertising. "Other direct operating expense" includes the cost of the Speedway Club and Legends Car sales, SPR industrial park rentals and Oil-Chem revenues.

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

      Significant growth in the Company's revenues will depend on consistent investment in facilities. In addition to several capital projects underway at AMS, BMS, CMS and SPR, the construction of TMS was substantially complete with the hosting of its first major NASCAR Winston Cup race on April 6, 1997.

      The Company does not believe that its financial performance has been materially affected by inflation. The Company has been able to mitigate the effects of inflation by increasing prices.

Seasonality and Quarterly Results

      The Company derived a substantial portion of its 1996 total revenues from admissions and event-related revenue attributable to twelve NASCAR-sanctioned races which are held in March, May, August, October and November. In 1997, the Company is holding fifteen NASCAR-sanctioned races, including a major racing event at its new speedways, TMS and SPR, in April and May, respectively. As a result, the Company's business has been, and is expected to remain, seasonal. In 1995 and 1996, the Company's second and fourth quarters accounted for approximately 80% and 75% of its total annual revenues, and approximately 106% and 96%, respectively, of its total annual operating income. The Company sometimes produces minimal operating income or operating losses during its first and third quarters, when it sponsors only one NASCAR weekend, including Winston Cup and Busch Grand National races, each quarter.

      The results of operations for the three months ended March 31, 1997 and March 28, 1996 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

CHANGES IN RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared To Three Months Ended March 28, 1996

      Total Revenues. Total revenues for the three months ended March 31, 1997 increased by $3.1 million, or 25.3%, to $15.5 million, over such revenues for the same year earlier period. This improvement was due to increases in all revenue items, particularly event related revenue. Admissions for the three months ended March 31, 1997 increased by $464,000, or 9.8%, over admissions for the same year earlier period. This increase was due primarily to growth in NASCAR sanctioned racing events held during the current quarter. The growth in admissions reflects the continued increases in attendance and ticket prices. Event related revenue for the three months ended March 31, 1997 increased by $2.1 million, or 46.1%, over such revenue for the same year earlier period. The increase was due primarily to increases in broadcast rights and sponsorship fees and to the growth in attendance, including related increases in concessions and souvenir sales. Other operating revenue for the three months ended March 31, 1997 increased by $542,000, or 18.1%, over such revenue for the same year earlier period. This increase was primarily attributable to operating revenues derived from Oil-Chem Research Corp. and subsidiary (Oil-Chem), and to rental revenues from SPR, which were acquired in April and November 1996, respectively.

      Direct Expense of Events. Direct expense of events for the three months ended March 31, 1997 increased by $1.0 million, or 27.1%, over such expense for the same year earlier period. Such increase was due primarily to higher operating costs associated with the growth in attendance and to increases in the size of race purses required for NASCAR sanctioned racing events held during the current quarter.

      Other Direct Operating Expense. Other direct operating expense for the three months ended March 31, 1997 increased by $162,000, or 8.6%, over such expense for the same year earlier period. The increase occurred primarily due to the expenses associated with other operating revenues derived from SPR and Oil-Chem.

      General and Administrative. General and administrative expense for the three months ended March 31, 1997 increased by $3.1 million, or 75.9%, over such expense for the same year earlier period. The increase was due primarily to general and administrative expenses incurred during the three months ended March 31, 1997 by Oil-Chem and SPR acquired in April and November 1996, respectively, and at TMS.

      Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 1997 increased by $926,000, or 53.3%, over such expense for the same year earlier period. This increase was due to additions to property and equipment at AMS, BMS and CMS and from the property and equipment and goodwill and other intangible assets related to the acquisitions of BMS and SPR.

      Operating Income (Loss). Operating income for the three month period ended March 31, 1997 decreased by $2.0 million from such income for the same year earlier period. This decrease was due to the factors discussed above.

      Interest Income, Net. Interest income, net for the three months ended March 31, 1997 was $495,000, compared to interest expense, net for the three month period ending March 28, 1996 of $237,000. This change was due to higher levels of cash invested in the three months ended March 31, 1997 as compared to the same year earlier period. The change was also due to capitalizing $2.1 million in interest costs incurred during the three months ended March 31, 1997 on TMS and other construction projects. Interest costs capitalized in the three month period ending March 28, 1996 were insignificant.

      Other Income. Other income for the three months ended March 31, 1997 increased by $196,000 over such income for the same year earlier period. This increase was primarily due to gains recognized on sales of marketable equity securities and from sale of an AMS condominium held for sale during the three month ended March 31, 1997. No such gains were recognized in the three months ended March 28, 1996.

      Income Tax Provision (Benefit). The Company's effective income tax rate for the three months ended March 31, 1997 and March 28, 1996, excluding the loss in equity method investee, was 40%.

      Net Income (Loss). Net income for the three months ended March 31, 1997 decreased by $650,000 compared to the three months ended March 28, 1996. This decrease was due to the factors discussed above.

CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

      The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, borrowings, particularly bank loans, and other debt and equity offerings. Although the Company has expended significant amounts of cash in 1996 and in the first quarter of 1997 for the construction of TMS, the acquisitions of BMS and SPR, and the improvement and expansion and AMS, BMS, and CMS, the Company's financial condition and liquidity during the three months ended March 31, 1997 remained relatively comparable with that at December 31, 1996. This comparable financial condition and liquidity was principally due to (1) net cash generated by operations for the three months ended March 31, 1997 amounted to $36.4 million; (2) the Company increased its net long-term borrowings under the Credit Facility by $18 million during the current quarter; and (3) and capital expenditures during the current quarter amounted to $54.7 million.

      Company management anticipates that cash from operations and funds available through the Credit Facility, will sustain the Company's operating needs, including planned capital expenditures at its speedway facilities into 1997. Based upon the anticipated future growth and financing requirements of the Company, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, will be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.

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

      Capital Expenditures

      Significant growth in the Company's revenues depends, in a large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital expenditures. A variety of major capital projects are underway. Construction of TMS was substantially completed upon hosting its first major NASCAR Winston Cup race on April 6, 1997.

      In 1997, at AMS, the Company expects to complete 56 new suites, add approximately 19,000 permanent grandstand seats, and is converting AMS to a quad-oval configuration, including changing the start-finish line location. In 1997, at BMS, the Company expects to complete 55 new suites, add approximately 53,000 permanent grandstand seats, and make other site improvements. In 1997, at CMS, the Company expects to complete 26 new suites, add approximately 15,000 permanent grandstand seats, and make other site improvements. In 1997, at SPR, the Company expects to complete parking, road improvements, and grading to improve spectator site lines, and to increase and improve seating and facilities for spectator and media amenities. TMS has approximately 150,000 permanent grandstand seats, 200 suites and 76 condominiums upon completion. In 1997, after adding more than 226,000 seats, including the opening of TMS, permanent grandstand seating capacity at all of the Company's speedways will exceed 500,000.

      The estimated aggregate cost of capital expenditures in 1997, inclusive of TMS, will approximate $140 million.

      In addition to expansion and improvements of its existing speedway facilities and business operations, the Company is continually evaluating new opportunities that will add value for the Company's stockholders, including the expansion and development of its existing Legends Cars and Oil-Chem products and markets and the expansion into complementary businesses.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

27. Financial data schedule for the three month period ended March 31, 1997.

      (b) The Company filed a report on Form 8-K/A dated February 3, 1997 containing the required audited financial statements and unaudited pro forma financial information as referenced in the Company's report on Form 8-K (the "Initial Form 8-K Report") filed on November 18, 1996 related to the business combination of Speedway Motorsports, Inc. and Sears Point Raceway.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPEEDWAY MOTORSPORTS, INC.
                                               (Registrant)


Date: May 14, 1997                      By: /s/ O. Bruton Smith
                                            ----------------------------------
                                            O. Bruton Smith
                                        Chairman and Chief Executive Officer


Date: May 14, 1997                      By: /s/ William R. Brooks
                                            ----------------------------------
                                            William R. Brooks
                                        Vice President, Chief Financial
                                        Officer, Treasurer and Director

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                           SPEEDWAY MOTORSPORTS, INC.
                      FOR THE QUARTER ENDED MARCH 31, 1997

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
------           -----------------------

   27 Financial data schedule for the three month period ended March 31, 1997.