Form 10-Q
period 1997-06-30
SPEEDWAY MOTORSPORTS INC
filed 1997-08-12
CIK 934648

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Yes  X   No
    ---     -----

As of August 12, 1997, there were 41,320,831 shares of $0.01 par value common stock outstanding.

                               INDEX TO FORM 10-Q

                                                                  PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements                           3

ITEM 2.  Management's Discussion and Analysis of

           Financial Condition and Results of Operations            17


PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders        24

ITEM 6.  Exhibits and Reports on Form 8-K                           24

SIGNATURES                                                          25

                         PART I - FINANCIAL INFORMATION

                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                                                   June 30,
                                                  December 31,       1997
                                                      1996       (Unaudited)
                                                  ------------   -----------
ASSETS
CURRENT ASSETS:

 Cash and cash equivalents ........................  $ 22,252      $ 32,897
 Restricted cash ..................................    14,624         4,217
 Trade accounts receivable ........................    11,919        23,347
 Prepaid income taxes .............................     4,784            --
 Inventories (Note 4) .............................     6,218         8,206
 Speedway condominiums  held for sale..............     3,535        11,640
 Prepaid expenses .................................       526           795
                                                     --------      --------

   Total current assets ...........................    63,858        81,102
                                                     --------      --------

PROPERTY AND EQUIPMENT, NET (Note 5)...............   288,361       386,797

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 9)......    48,314        48,362

OTHER ASSETS:

 Marketable equity securities .....................     2,447         2,152
 Notes receivable (Note 8).........................     2,148         5,756
 Other assets .....................................     4,156         4,448
                                                     --------      --------

   Total other assets .............................     8,751        12,356
                                                     --------      --------

    TOTAL .........................................  $409,284      $528,617
                                                     ========      ========


See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                   June 30,
                                                  December 31,      1997
                                                      1996       (Unaudited)
                                                  -------------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

 Current maturities of long-term debt (Note 6).....  $    383      $    387
 Accounts payable .................................    11,363        16,682
 Deferred race event income, net ..................    36,393        29,628
 Income taxes payable .............................        --         6,966
 Accrued expenses and other liabilities............    12,075        13,640
                                                     --------      --------

    Total current liabilities .....................    60,214        67,303

LONG-TERM DEBT (Notes 6 and 12)....................   115,247       193,690

PAYABLE TO AFFILIATED COMPANY (Note 8) ............     2,603         2,603

DEFERRED INCOME, NET ..............................     9,732        14,390

DEFERRED INCOME TAXES .............................    13,742        13,104

OTHER LIABILITIES .................................     3,011         3,513
                                                     --------      --------

    Total liabilities .............................   204,549       294,603
                                                     --------      --------

COMMITMENTS AND CONTINGENCIES (Notes 5, 7 and 11)..

STOCKHOLDERS' EQUITY (Note 3):
 Preferred stock, $.10 par value, shares

   authorized - 3,000,000  ........................        --            --
 Common stock, $.01 par value, shares authorized -
   200,000,000, issued and outstanding - 41,305,000

   in 1996 and 41,309,000 in 1997 .................       413           413
 Additional paid-in capital .......................   155,156       155,246
 Retained earnings ................................    49,348        78,602
 Deduct:

   Unrealized loss on marketable equity securities.      (182)         (247)
                                                     --------      --------

    Total stockholders' equity ....................   204,735       234,014
                                                     --------      --------

    TOTAL .........................................  $409,284      $528,617
                                                     ========      ========


See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                      Three Months Ended
                                                            June 30,

                                                        1996        1997
                                                     ---------   ----------
REVENUES:

 Admissions ...................................       $ 22,564    $ 51,249
 Event related revenue ........................         14,446      48,406
 Other operating revenue ......................          3,806       4,486
                                                      --------    --------
        Total revenues ........................         40,816     104,141
                                                      --------    --------

OPERATING EXPENSES:

 Direct expense of events .....................         11,429      35,186
 Other direct operating expense ...............          2,439       2,794
 General and administrative ...................          4,591       8,701
 Depreciation and amortization ................          2,058       4,455
 Preoperating expense of new facility (Note 1).             --       1,850
                                                      --------    --------
        Total operating expenses ..............         20,517      52,986
                                                      --------    --------

OPERATING INCOME ..............................         20,299      51,155

INTEREST INCOME (EXPENSE), NET.................            686        (877)

OTHER INCOME (EXPENSE).........................            971        (179)
                                                      --------    ---------

INCOME BEFORE INCOME TAXES ....................         21,956      50,099

INCOME TAX PROVISION ..........................          8,663      20,582
                                                      --------    --------

NET INCOME ....................................       $ 13,293    $ 29,517
                                                      ========    ========

PRIMARY EARNINGS PER SHARE AND COMMON STOCK

  EQUIVALENTS..................................       $   0.32    $   0.70
                                                      ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING

 (Note 3)......................................         42,106      42,080
                                                      ========    ========

EARNINGS PER SHARE ASSUMING FULL DILUTION......       $   0.30    $   0.67
                                                      ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING
 (Note 3)......................................         44,484      44,459
                                                      ========    ========





See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                        Six Months Ended
                                                             June 30,
                                                        1996        1997
                                                      --------   ----------
REVENUES:

 Admissions ...................................       $ 27,306    $ 56,455
 Event related revenue ........................         19,040      55,117
 Other operating revenue ......................          6,800       8,022
                                                      --------    --------
        Total revenues ........................         53,146     119,594
                                                      --------    --------

OPERATING EXPENSES:

 Direct expense of events .....................         15,133      39,893
 Other direct operating expense ...............          4,333       4,850
 General and administrative ...................          8,622      15,792
 Depreciation and amortization ................          3,796       7,119
 Preoperating expense of new facility (Note 1).             --       1,850
                                                      --------    --------
        Total operating expenses ..............         31,884      69,504
                                                      --------    --------

OPERATING INCOME ..............................         21,262      50,090

INTEREST INCOME (EXPENSE), NET.................            449        (382)

OTHER INCOME ..................................            966          22
                                                      --------    --------

INCOME BEFORE INCOME TAXES ....................         22,677      49,730

INCOME TAX PROVISION ..........................          8,997      20,476
                                                      --------    --------

NET INCOME ....................................       $ 13,680    $ 29,254
                                                      ========    ========

PRIMARY EARNINGS PER SHARE AND COMMON STOCK

 EQUIVALENTS...................................       $   0.34    $   0.69
                                                      ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING

 (Note 3)......................................         40,490      42,093
                                                      ========    ========

EARNINGS PER SHARE ASSUMING FULL DILUTION......       $   0.32    $   0.67
                                                      ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING
 (Note 3)......................................         42,869      44,472
                                                      ========    ========





See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)
                                   (Unaudited)

                                                                                      Unrealized
                                                                                         Loss
                                                             Additional             on Marketable       Total
                                               Common Stock    Paid-In    Retained       Equity       Stockholders'
                                              Shares  Amount   Capital    Earnings     Securities        Equity
BALANCE DECEMBER 31, 1996 ............     41,305  $ 413    $155,156     $49,348        $(182)         $204,735

 Net income ..........................         --     --          --      29,254           --            29,254

 Issuances of stock under employee

  stock purchase plan (Note 10).......          4     --          90          --           --                90

 Net unrealized loss on marketable

  equity securities ..................         --     --          --          --          (65)              (65)
                                           ------   ----    --------     -------        -----          --------

BALANCE JUNE 30, 1997 (Unaudited).....     41,309   $413    $155,246     $78,602        $(247)         $234,014
                                           ======   ====    ========     =======        =====          ========





See notes to consolidated financial statements.






                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                              1996       1997
                                                            --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income ...........................................     $13,680   $ 29,254
 Adjustments to reconcile net income to net cash
  provided by operating activities:

    Depreciation and amortization......................       3,796      7,119
    Equity in operations of equity method investee......       (185)       210
    Gain on sale of marketable equity securities and

   investments ........................................        (531)       (61)
    Amortization of deferred income.....................       (137)      (270)
    Changes in operating assets and liabilities:

      Restricted cash ........................... ........       --     10,407
      Trade accounts receivable ..........................   (1,136)    (7,123)
      Inventories  .......................................     (620)    (1,988)
      Other current assets and liabilities ...............    2,279       (269)
      Condominiums held for sale.............. ...........     (578)    (8,105)
      Prepaid and accrued income taxes ..................        --     11,750
      Accounts payable................................ ...    7,780      5,319
      Deferred race event income. ........................      345     (6,765)
      Accrued expenses and other liabilities......... ....    3,233      1,565
      Deferred income ....................................       --      4,928
      Other assets and liabilities .......................   (3,137)      (892)
                                                           ---------  --------
        Net cash provided by operating activities.........   24,789     45,079
                                                           ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Principal payments on long-term debt..................     (32,671)      (184)
 Issuance of long-term debt............................      72,500     78,000
 Issuance of common stock to public....................      78,354         --
 Issuance of stock under employee stock purchase plan..          --         90
 Exercise of stock options.............................         465         --
                                                            -------   --------
        Net cash provided by financing activities ........  118,648     77,906
                                                            -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures..................................     (69,102)  (104,671)
 Purchases of marketable equity securities and
  investments..........................................        (606)      (412)
 Proceeds from sales of marketable equity securities
  and investments......................................       1,507        656
 Purchase of Bristol Motor Speedway....................     (27,176)        --
 Purchase of Oil-Chem Research Corp....................        (514)        --
 Increase in notes and accounts receivable.............          --     (7,299)
 Repayments from (loans to) related parties ...........         287       (614)
                                                            -------   --------
        Net cash used in investing activities ............  (93,966)  (112,340)
                                                            -------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS..............      49,471     10,645

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......      10,132     22,252
                                                            -------   --------

 ASH AND CASH EQUIVALENTS AT END OF PERIOD.............     $59,603   $ 32,897
                                                            =======   ========


See notes to consolidated financial statements.







    The following Notes to Unaudited Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of
Operations, contain estimates and forward-looking statements as indicated herein by use of such terms as "estimated", "anticipates", "approximate" or "projected". Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could cause actual results to differ from those projected or estimated are discussed herein.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

    These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of Speedway Motorsports, Inc. for the fiscal year ended December 31, 1996 included in the Company's 1996
Annual Report on Form 10-K.

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

    A major NASCAR-sanctioned racing event occurred at Bristol Motor Speedway on the weekend of March 29-31, 1996. In accordance with the Company's accounting policy, the revenues and direct expenses of this racing event were recognized in the second quarter of 1996. The last recognition date for the first quarter of calendar year 1996 was March 28, 1996. No major NASCAR racing events were held at wholly-owned subsidiaries on the last weekend of the calendar quarters ended
June 30, 1997, March 31, 1997, or June 30, 1996. As such, the three and six months ended June 30, 1997 and 1996 reporting periods are comparable.

    DEFERRED INCOME - Deferred income includes Texas Motor Speedway (TMS)
Preferred Seat License (PSL) fee deposits of $8,402,000 and $13,206,000, net of expenses of $843,000 and $970,000, at December 31, 1996 and June 30, 1997,
respectively. See Note 2 to the December 31, 1996 Consolidated Financial
Statements for discussion of terms and conditions of the PSL's. Fees received under PSL agreements were deferred prior to TMS hosting its first Winston Cup race on April 6, 1997. The Company began amortizing net PSL fee revenues into income over the estimated useful life of TMS's speedway facility upon its opening. Amortization income recognized in the three months ended June 30, 1997 was $133,000.

    PREOPERATING EXPENSE OF NEW FACILITY -- Preoperating expenses consist of non-recurring and non-event related costs to develop, organize and open the Company's new superspeedway facility, Texas Motor Speedway (TMS), which hosted its first racing event on April 6, 1997.

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

    AMS owns and operates a 1.5-mile oval, asphalt speedway located on approximately 870 acres in Hampton, Georgia. Two major National Association of
Stock Car Auto Racing (NASCAR) Winston Cup events are held annually, one in
March and one in November. Additionally, a Busch Grand National race and two
Automobile Racing Club of America (ARCA) races are also held annually, each preceding a Winston Cup event. All of these events are sanctioned by NASCAR or ARCA. AMS has constructed 46 condominiums over-looking the Atlanta speedway and is in the process of selling the ten remaining condominiums.

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

    CMS owns and operates a 1.5-mile quad-oval, asphalt speedway located in Concord, North Carolina. CMS stages three major NASCAR Winston Cup events annually, two in May and one in October. Additionally, two Busch Grand National and two ARCA races are held annually, each preceding a Winston Cup event. In
1997, CMS hosted an International Race of Champions (IROC) race and an Indy
Racing League (IRL) racing event. All of these events are sanctioned by NASCAR, IROC, IRL or ARCA. The Charlotte facility also includes a 2.25-mile road course, a one-quarter mile asphalt oval track, a one-fifth mile asphalt oval track and a one-fifth mile dirt oval track, all of which hold race events throughout the year. In addition, CMS has constructed 52 condominiums overlooking the main speedway, all of which have been sold.

    CMS also owns an office and entertainment complex which overlooks the main speedway. A wholly-owned subsidiary, The Speedway Club, Inc. (Speedway Club), derives rental, catering and dining revenues from the complex.

    SPR, located on approximately 800 acres in Sonoma, California, owns and operates a 2.52-mile, twelve-turn road course, a one-quarter mile dragstrip, and an 157,000 square foot industrial park. SPR currently sponsors one major
NASCAR-sanctioned Winston Cup racing event annually. Additional events held annually include a NASCAR-sanctioned Craftsman Truck Series, a NHRA Winston Drag
Racing Series, as well as American Motorcycle Association and Sports Car Club of
America (SCCA) racing events. The racetrack is also rented throughout the year by various organizations, including the SCCA, major automobile manufacturers, and other car clubs. On November 18, 1996, the Company acquired certain assets and the operations of Sears Point Raceway (see Notes 6 and 9).

    TMS, located on 950 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway. TMS construction was substantially complete at March 31, 1997 with TMS hosting its first major NASCAR Winston Cup race on April 6, 1997 preceded by a Busch Grand National race (see Note 5). In
June 1997, TMS also hosted a NASCAR-sanctioned Craftsman Truck Series event, an
IRL racing event, and two music concerts. Management is actively pursuing the scheduling of additional motorsports racing and other events at TMS. Other events will be announced as they are scheduled. In July 1996, TMS began construction of 76 condominiums above turn-two overlooking the speedway, 70 of which have been contracted for sale.

    600 Racing, Inc., a wholly-owned subsidiary of CMS, developed, operates and is the official sanctioning body of the Legends Circuit. 600 Racing also manufactures and sells 5/8-scale cars (Legends Cars) modeled after older- style coupes and sedans. In 1997, 600 Racing released a new line of smaller- scale cars (the Bandolero). Revenue is principally derived from the sale of vehicles and vehicle parts.

    ORC produces an environmentally friendly motor oil additive that the Company intends to promote in conjunction with its speedways. On April 16, 1996, the Company acquired 100% of the outstanding capital stock of ORC for $4,459,000 in Company stock and cash.

    The Company's Chairman and CEO purchased approximately 24% of the outstanding common stock of North Carolina Motor Speedway, Inc. (NCMS) in 1995
(see Note 11). The Chairman has offered to sell this stock to the Company at his cost. The Company has declined to purchase the shares to date but may elect to do so in the future.

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







3.  CAPITAL STRUCTURE, PUBLIC OFFERING OF COMMON STOCK AND PER SHARE DATA

    INCREASE IN AUTHORIZED SHARES OF COMMON STOCK - On April 29, 1997, the
Company's Board of Directors and stockholders approved an increase in the authorized common stock of SMI from 100,000,000 to 200,000,000 shares.

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

    PUBLIC OFFERING OF COMMON STOCK - The Company completed an offering of common stock on April 1, 1996 by issuing 3,000,000 shares of common stock at a price of $27.625 per share. Net proceeds after offering expenses were $78,354,000.

    PER SHARE DATA - For the three and six month periods ended June 30, 1997, per share amounts reflect the 42,080,000 and 42,093,000 weighted average shares outstanding, including 774,000 and 788,000 common share equivalents arising from stock options, during each respective period. For the three and six month periods ended June 30, 1996, per share amounts reflect the 42,106,000 and 40,490,000 weighted average shares outstanding, including 874,000 common share equivalents arising from stock options, during each respective period.

    Fully diluted earnings per share reflect the potential conversion of the subordinated convertible debentures offered in October 1996 (see Note 6) as if fully converted on January 1, 1996, and the related interest expense on such debt not recorded in 1997 or 1996.

4.  INVENTORIES

    Inventories as of December 31, 1996 and June 30, 1997 consisted of the following components (dollars in thousands):

                                                   December 31,     June 30,
                                                       1996           1997

Souvenirs..........................................     $ 2,359      $ 3,952
Finished vehicles, parts and accessories...........       3,753        4,099
Food and other....................................          106          155
                                                      ---------      -------
   Total                                                $ 6,218      $ 8,206
                                                      =========      =======

5.  PROPERTY AND EQUIPMENT - CONSTRUCTION IN PROGRESS

    TEXAS MOTOR SPEEDWAY - In 1995, the Company began constructing TMS, a
1.5-mile, banked, asphalt quad-oval superspeedway, on a 950 acre site in Fort
Worth, Texas. Construction was substantially complete at March 31, 1997 with TMS hosting its first major NASCAR Winston Cup race on April 6, 1997.

    CONSTRUCTION IN PROGRESS - At June 30, 1997, the Company has various construction projects underway to increase and improve grandstand seating capacity, suites, facilities for fan amenities, and make various other site improvements at AMS, BMS, CMS and SPR. In addition, AMS is converting its speedway to a quad-oval configuration and changing the start-finish line location in conjunction with the other improvements.







    The estimated aggregate cost of capital expenditures in 1997, inclusive of TMS, will approximate $148,000,000.

6.  LONG-TERM DEBT

    BANK CREDIT FACILITY (SEE NOTE 12) - In March 1996, the Company obtained from NationsBank, N.A. (Carolinas) an unsecured, long-term working capital and letter of credit facility (the "Credit Facility") with an overall borrowing limit of $110 million and a sub-limit of $7 million for standby letters of credit. At June 30, 1997, the Company has a total of $100 million in outstanding borrowings under the Credit Facility. As further described in Note 12, this Credit Facility was replaced and retired on August 4, 1997. The Credit Facility was previously scheduled to mature in 1999.

    CONVERTIBLE SUBORDINATED DEBENTURES - In October 1996, the Company issued 5
3/4% convertible subordinated debentures in the aggregate principal amount of $74 million. The debentures are unsecured, mature on September 30, 2003, are convertible into Common Stock at the holder's option after November 30, 1996 at $31.11 per share until maturity, and are redeemable at the Company's option after September 29, 2000. In conversion, 2,378,565 shares of common stock would be issuable (see Note 3). Interest payments are due semi-annually on March 31 and September 30. See Note 7 to the December 31, 1996 Consolidated Financial
Statements for discussion of additional terms and conditions of the debentures.

    CAPITAL LEASE OBLIGATION AND PURCHASE OPTION (SEARS POINT RACEWAY) - In connection with the SPR asset acquisition by SMI on November 18, 1996, the Company executed a 14 year capital lease with the seller for all of the real property of the SPR complex. SMI has the option to purchase the real property for $38.1 million during a six-month option period commencing November 1, 1999, subject to acceleration at the election of the seller after March 31, 1997 and through December 31, 1999 (the Purchase Option). SMI paid $3.5 million for the
Purchase Option and $3.0 million as a lease security deposit, and loaned the seller approximately $13.45 million under a 4% promissory note receivable in connection with the acquisition, with such amounts to be credited against the purchase price of the real property upon exercise of the Purchase Option. In management's opinion, it is probable that the Purchase Option will be exercised.
Because a legal right of offset exists under the lease obligation and note receivable agreements, and because it is probable offset will occur upon exercise of the Purchase Option, the note receivable of $13.45 million has been netted against the capital lease obligation in the accompanying consolidated balance sheets. See Note 7 to the December 31, 1996 Consolidated Financial
Statements for discussion of additional terms and conditions of the capital lease obligation and Purchase Option.

7.  INCOME TAXES

    On September 9, 1993, the Internal Revenue Service (IRS) asserted that AMS, as the successor in interest to BND, Inc. (BND), is liable for additional income taxes, penalties and interest. The total assessment for taxes, penalties and interest (net of tax benefit for deductibility of interest) through June 30, 1997 is approximately $7,700,000. This deficiency allegedly relates to BND's income tax returns for the years ended November 30, 1988 and October 31, 1990.
The IRS alleges that, during the acquisition of AMS by the Company's Chairman and Chief Executive Officer in October 1990, BND's merger into Atlanta
International Raceway, Inc., the predecessor of AMS (AIR),






resulted in a taxable gain to BND. Moreover, this taxable gain allegedly eliminates a net operating loss carryback to the tax return filed for the year ended November 30, 1988. On November 30, 1993, AMS filed a protest contesting the assessment with the appeals division of the IRS; as of this date, no resolution of this matter has been obtained. However, the Company anticipates resolution of this matter during 1997. Management intends to continue contesting the allegations of a deficiency and has not provided for this contingency in the accompanying consolidated financial statements. There can be no assurance, however, that the ultimate resolution of this proceeding will not have a material adverse effect on the Company's future results of operations, financial condition or cash flows.

8.  RELATED PARTY TRANSACTIONS

    Notes receivable at June 30, 1997 and December 31, 1996 include a note receivable of $722,000 and $697,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note before June 30, 1998, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

    Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $1,720,000 at June 30, 1997 and $1,131,000 at
December 31, 1996. The principal balance of the note represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value. The note bears interest at 1% over prime.

    Amounts payable to affiliated company of approximately $2,603,000 at June
30, 1997 and December 31, 1996 represents acquisition and other expenses paid on behalf of AMS by Sonic Financial Corporation in prior years. Of such amounts, approximately $1.8 million bears interest at 3.83% per annum. The remainder of the amount bears interest at 1% over prime. The entire account balance is classified as long-term based on expected repayment dates.

9. BRISTOL MOTOR SPEEDWAY AND SEARS POINT RACEWAY ACQUISITIONS

    As further described in Notes 1 and 17 of the December 31, 1996 Consolidated
Financial Statements, the Company acquired Bristol Motor Speedway on January 22,
1996 and Sears Point Raceway on November 18, 1996. The acquisitions have been accounted for using the purchase method, and the results of their operations after the acquisition dates are included in the Company's consolidated statements of income. The purchase price has been allocated to the assets and liabilities acquired at their appraised or estimated fair values at acquisition date. In the near future, the Company plans to obtain an independent appraisal of the fair value of other SPR net assets acquired, including identifiable intangibles, if any. Based on current information, the Company's management does not expect the final allocation of the SPR purchase price to materially differ from that used in the accompanying consolidated balance sheets.

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

                                                         (PRO FORMA)

                                                     Three Months Ended
                                                          June 30,

                                                     1996           1997
                                                 -----------   ---------
    Total revenues.............................. $46,506,000   $104,141,000
    Net income .................................  14,065,000     29,517,000
    Net income per share........................       $0.33          $0.70

                                                           (PRO FORMA)

                                                     Six Months Ended
                                                          June 30,

                                                     1996           1997
                                                 -----------   ---------
    Total revenues.............................. $58,370,000   $119,594,000
    Net income .................................  13,952,000     29,254,000
    Net income per share........................       $0.34          $0.69

10.  EMPLOYEE STOCK PURCHASE PLAN

    Effective January 1, 1997, the Company's Board of Directors adopted the SMI
Employee Stock Purchase Plan to provide employees the opportunity to acquire stock ownership. An aggregate total of 200,000 shares of common stock have been reserved for purchase under the new plan. Each January 1, eligible employees electing to participate will be granted an option to purchase shares of common stock. Prior to each January 1, the Compensation Committee of the Board of Directors determines the number of shares available for purchase under each option, with the same number of shares to be available under each option granted on the same grant date. No participant can be granted options to purchase more than 500 shares in each calendar year, nor options which would allow an employee to purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year.
The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Options granted may be exercised once at the end of each calendar quarter, and will be automatically exercised to the extent of each participant's contributions. Options granted that are unexercised will expire at the end of each calendar year.

11. COMMITMENT

    NORTH CAROLINA MOTOR SPEEDWAY - The Company submitted a merger proposal in
April 1997 to the Board of Directors of North Carolina Motor Speedway, Inc.
(NCMS). The merger proposal contemplates the purchase of all outstanding NCMS capital stock for an aggregate of approximately $72 million in cash or SMI common stock at the election of each NCMS stockholder. On July 7, 1997, the Company's merger proposal was recommended by a Special Committee of the NCMS board of directors for approval by the NCMS board. On August 5, 1997, the NCMS
Board of Directors, however, rejected the Company's proposal. Subsequently, Bruton Smith, the Company's Chairman and Chief Executive Officers, filed a civil complaint against the directors of NCMS in his individual capacity as a NCMS shareholder (see Note 2) alleging, among other things, breach of director duties.






12. SUBSEQUENT EVENTS

    SENIOR SUBORDINATED NOTES - On August 4, 1997, the Company completed a private placement of 8 1/2% senior subordinated notes (the Senior Notes) in the aggregate principal amount of $125,000,000. The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August
15, 2002. Interest payments are due semi-annually on February 15 and August 15 commencing February 15, 1998. The Senior Notes are subordinated to all present and future senior secured indebtedness of the Company, including the 1997 Credit
Facility described below, and are guaranteed by the Company's existing and future subsidiaries other than Oil- Chem. Redemption prices in fiscal year periods ending August 15 are 104.25% in 2002, 102.83% in 2003, 101.42% in 2004
and 100% in 2005 and thereafter. The Company intends to file a registration statement to register these notes during the third quarter of 1997. Net proceeds after commissions and discounts were $121,548,000 which will be used to retire and repay then outstanding borrowings under the Credit Facility (see Note 6), fund construction costs and for working capital needs of the Company.

    The Indenture governing the Senior Notes contains certain specified restrictive and required financial covenants. The Company has agreed not to pledge its assets to any third party except under certain limited circumstances.
The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. The Senior Notes and 1997 Credit Facility agreements contain cross default provisions.

    BANK CREDIT FACILITY REPLACEMENT - On August 4, 1997, the Company obtained from NationsBank a long-term, unsecured, senior revolving credit facility (the
1997 Credit Facility) with an overall borrowing limit of $175,000,000 and a sub-limit of $10,000,000 for standby letters of credit. The 1997 Credit Facility agreement replaces the former Credit Facility (see Note 6), which was repaid and retired with proceeds from the Senior Notes.

    Interest will be based, at the Company's option, upon (i) LIBOR plus .5% to 1.125% or (ii) the greater of NationsBank's prime rate or the Federal fund rate plus .5%. The margin applicable to LIBOR borrowings will be adjusted periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The 1997 Credit
Facility will mature in August 2002 and is guaranteed by the Company's subsidiaries. Although the 1997 Credit Facility is unsecured, the Company has agreed not to pledge its assets to any third party. In addition, among other items, the Company must meet certain financial covenants, including specified levels of net worth and ratios of (i) debt to capitalization, (ii) debt to EBITDA, and (iii) earnings before interest and taxes (EBIT) to interest expense.
The 1997 Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without the consent of the lenders, and limits the Company's consolidated capital expenditures to amounts not to exceed
$125 million annually and $300 million in the aggregate over the loan term. The
Company also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, transactions with affiliates, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto).

OVERVIEW

    The Company derives revenues principally from the sale of tickets to automobile races and other events held at each of its speedway facilities, from the sale of food, beverages and souvenirs during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events and from the licensing of television, cable network and radio rights to broadcast such events. The Company has derived additional revenue in recent years from the Speedway Club, a dining and entertainment facility at CMS, and from Legends Car operations.

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

    Significant growth in the Company's revenues will depend on consistent investment in facilities. In addition to several capital projects underway at AMS, BMS, CMS and SPR, the construction of TMS was substantially completed with the hosting of its first major NASCAR Winston Cup race on April 6, 1997.

    The Company does not believe that its financial performance has been materially affected by inflation. The Company has been able to mitigate the effects of inflation by increasing prices.

SEASONALITY AND QUARTERLY RESULTS

    The Company derived a substantial portion of its 1996 total revenues from admissions and event-related revenue attributable to twelve major NASCAR-sanctioned races which are held in March, May, August, October and November. In
1997, the Company is hosting fifteen major NASCAR-sanctioned races, including a major racing event at each of its new speedways, TMS and SPR, in April and May, respectively. As a result, the Company's business has been, and is expected to remain, seasonal. In 1995 and 1996, the Company's second and fourth quarters accounted for approximately 80% and 75% of its total annual revenues, and approximately 106% and 96%, respectively, of its total annual operating income.
The Company sometimes produces minimal operating income or operating losses during its first and third quarters, when it sponsors only one NASCAR weekend, including Winston Cup and Busch Grand National races, each quarter.

    The results of operations for the three and six months ended June 30, 1997 and 1996 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

    Set forth below is certain comparative summary information with respect to the Company's scheduled major NASCAR-sanctioned racing events for 1997 and 1996:

                                               NUMBER OF SCHEDULED MAJOR
                                               NASCAR-SANCTIONED EVENTS
                                                   1997        1996

    1st Quarter.......................               2            2
    2nd Quarter.......................               8            5
    3rd Quarter.......................               2            2
    4th Quarter.......................               3            3
                                                    --           --
      Total...........................              15           12
                                                    ==           ==

CHANGES IN RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    Total Revenues. Total revenues for the three months ended June 30, 1997 increased by $63.3 million, or 155.1%, to $104.1 million, over such revenues for the same year earlier period. This improvement was due to increases in all revenue items, particularly admissions and event related revenues.

      Admissions for the three months ended June 30, 1997 increased by $28.7 million or 127.1%, over admissions for the same year earlier period. This increase was due primarily to hosting major NASCAR Winston Cup series racing events at each of the Company's new speedways, TMS and SPR, to hosting a NASCAR Craftsman Truck Series and an IRL racing event at TMS, and to growth in NASCAR sanctioned racing events held at BMS and CMS during the current quarter. The growth in admissions reflects the continued increases in attendance, additions to permanent seating capacity and, to a lesser extent, ticket prices.

      Event related revenue for the three months ended June 30, 1997 increased by $34.0 million, or 235.1%, over such revenue for the same year earlier period. The increase was due primarily to hosting major NASCAR Winston Cup series racing events at the Company's new speedways, TMS and SPR, to hosting
    NASCAR Craftsman Truck Series and IRL racing events at TMS, and to the growth in attendance, including related increases in concessions and souvenir sales, at BMS and CMS.






      Other operating revenue for the three months ended June 30, 1997 increased by $680,000, or 17.9%, over such revenue for the same year earlier period.
    This increase was primarily attributable to operating revenues derived from rental revenues of SPR, which was acquired in November 1996, and to an increase in Legend Car revenues.

    Direct Expense of Events. Direct expense of events for the three months ended June 30, 1997 increased by $23.8 million, or 207.9%, over such expense for the same year earlier period. This increase was due primarily to hosting major
NASCAR Winston Cup series racing events at TMS and SPR, to hosting NASCAR
Craftsman Truck Series and IRL racing events at TMS, to higher operating costs associated with the growth in attendance and seating capacity at BMS and CMS, and to increases in the size of race purses required for NASCAR sanctioned racing events held during the current quarter. As a percentage of admissions and event related revenues combined, direct expense of events for the three months ended June 30, 1997 was 35.3% compared to 30.9% for the same year earlier period. Such increase, which was expected, results primarily from proportionately higher operating expenses associated with TMS's inaugural race weekend, and at SPR, relative to operating margins historically achieved at the Company's other speedways.

    Other Direct Operating Expense. Other direct operating expense for the three months ended June 30, 1997 increased by $355,000, or 14.6%, over such expense for the same year earlier period. The increase occurred primarily due to the expenses associated with the increase in other operating revenues derived from SPR and Legend Cars.

    General and Administrative. As a percentage of total revenues, general and administrative expense decreased from 11.2% for the three months ended June 30, 1996 to 8.4% for the three months ended June 30, 1997. This improvement reflects continuing scale efficiencies associated with revenue increases outpacing increases in general and administrative expenses. General and administrative expense for the three months ended June 30, 1997 increased by $4.1 million, or 89.5%, over such expense for the same year earlier period. The increase was due primarily to general and administrative expenses incurred during the three months ended June 30, 1997 by SPR, acquired in November 1996, and at TMS.

    Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 1997 increased by $2.4 million or 116.5%, over such expense for the same year earlier period. This increase was due to property and equipment of TMS placed into service upon hosting of its first racing event in April 1997, to additions to property and equipment at AMS, BMS and CMS, and from the property and equipment and goodwill and other intangible assets related to the acquisition of SPR.

    Preoperating Expense Of New Facility. Preoperating expenses for the three months ended June 30, 1997 of $1.85 million consist of non-recurring and non-event related costs to develop, organize and open TMS.

    Operating Income. Operating income for the three month period ended June 30, 1997 increased by $30.9 million, or 152.0%, over such income for the same year earlier period. This increase was due to the factors discussed above.

    Interest Income (Expense), Net. Interest expense, net for the three months ended June 30, 1997 was $877,000, compared to interest income, net for the three months ended June 30, 1996 of $686,000. This change was due to higher average borrowings for construction funding and lower levels of cash invested in the three months ended June 30, 1997 as compared to the same year earlier period. The change was also due to capitalizing interest costs of $1.4 million in the three months ended June 30, 1997 compared to $546,000 in the three months ended June 30, 1996.

    Other Income (Expense). Other expense for the three months ended June 30, 1997 was $179,000, compared to other income of $971,000 for the same year earlier period. This change was due to fewer gains recognized on sales of marketable equity securities during the three months ended June 30, 1997 compared to the same year earlier period. In addition, the decrease reflects recognition of the Company's loss in equity method investee of $105,000 in the three months ended June 30, 1997 compared to equity income of $299,000 in the three months ended June 30, 1996. The decrease also reflects the expensing of unamortized debt issuance costs of $242,000 in connection with replacing the bank Credit Facility.

    Income Tax Provision. The Company's effective income tax rate for the three months ended June 30, 1997 and 1996 was 41% and 40%, respectively.

    Net Income. Net income for the three months ended June 30, 1997 increased by $16.2 million, or 122.0%, compared to the three months ended June 30, 1996. This increase was due to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    Total Revenues. Total revenues for the six months ended June 30, 1997 increased by $66.4 million, or 125.0%, to $119.6 million, over such revenues for the same year earlier period. This improvement was due to increases in all revenue items, particularly admissions and event related revenues.

      Admissions for the six months ended June 30, 1997 increased by $29.1 million, or 106.7%, over admissions for the same year earlier period. This increase was due primarily to hosting major NASCAR Winston Cup series racing events at each of the Company's new speedways, TMS and SPR, to hosting a NASCAR Craftsman Truck Series and an IRL racing event at TMS, and to growth in NASCAR sanctioned racing events held at AMS, BMS, and CMS during the current period. The growth in admissions reflects the continued increases in attendance, additions to permanent seating capacity and, to a lesser extent, ticket prices.

      Event related revenue for the six months ended June 30, 1997 increased by $36.1 million, or 189.5%, over such revenue for the same year earlier period. The increase was due primarily to hosting major NASCAR Winston Cup series racing events at the Company's new speedways, TMS and SPR, to hosting a NASCAR Craftsman Truck Series and an IRL racing event at TMS, to the growth in attendance, including related increases in concessions and souvenir sales, and to increases in broadcast rights and sponsorship fees.

      Other operating revenue for the six months ended June 30, 1997 increased by $1.2 million, or 18.0%, over such revenue for the same year earlier period. This increase was primarily attributable to operating revenues derived from Oil-Chem, and to rental revenues from SPR, which were acquired in April and November 1996, respectively, and to an increase in Legend Car revenues.







    Direct Expense of Events. Direct expense of events for the six months ended
June 30, 1997 increased by $24.8 million, or 163.6%, over such expense for the same year earlier period. This increase was due primarily to hosting major
NASCAR Winston Cup series racing events at TMS and SPR, to hosting NASCAR
Craftsman Truck Series and IRL racing events at TMS, to higher operating costs associated with the growth in attendance and seating capacity at BMS and CMS, and to increases in the size of race purses required for NASCAR sanctioned racing events held during the current period. As a percentage of admissions and event related revenues combined, direct expense of events for the six months ended June 30, 1997 was 35.8% compared to 32.7% for the same year earlier period. Such increase, which was expected, results primarily from proportionately higher operating expenses associated with TMS's inaugural race weekend, and at SPR, relative to operating margins historically achieved at the Company's other speedways.

    Other Direct Operating Expense. Other direct operating expense for the six months ended June 30, 1997 increased by $517,000, or 11.9%, over such expense for the same year earlier period. The increase occurred primarily due to the expenses associated with the increase in other operating revenues derived from SPR, Oil-Chem and Legend Cars.

    General and Administrative. As a percentage of total revenues, general and administrative expense decreased from 16.2% for the six months ended June 30, 1996 to 13.2% for the six months ended June 30, 1997. This improvement reflects continuing scale efficiencies associated with revenue increases outpacing increases in general and administrative expenses. General and administrative expense for the six months ended June 30, 1997 increased by $7.2 million, or 83.2%, over such expense for the same year earlier period. The increase was due primarily to general and administrative expenses incurred during the six months ended June 30, 1997 by Oil-Chem and SPR, acquired in April 1996 and November
1996, respectively, and at TMS.

    Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 1997 increased by $3.3 million, or 87.5%, over such expense for the same year earlier period. This increase was due to property and equipment of TMS placed into service upon hosting of its first racing event in April 1997, to additions to property and equipment at AMS, BMS and CMS, and from the property and equipment and goodwill and other intangible assets related to the acquisitions of BMS and SPR.

    Preoperating Expense Of New Facility. Preoperating expenses for the six months ended June 30, 1997 of $1.85 million consist of non-recurring and non-event related costs to develop, organize and open TMS.

    Operating Income. Operating income for the six month period ended June 30, 1997 increased by $28.8 million, or 135.6%, over such income for the same year earlier period. This increase was due to the factors discussed above.

    Interest Income (Expense), Net. Interest expense, net for the six months ended June 30, 1997 was $382,000, compared to interest income, net for the six months ended June 30, 1996 of $449,000. This change was due to higher average borrowings for construction funding and lower levels of cash invested during the six months ended June 30, 1997 as compared to the same year earlier period. The change also reflects the capitalizing of $3.5 million in interest costs incurred during the six months ended June 30, 1997 on TMS and other construction projects compared to $546,000 for the same year earlier period.

    Other Income. Other income for the six months ended June 30, 1997 decreased by $944,000 over such income for the same year earlier period. This decrease was primarily due to fewer gains recognized on sales of marketable equity securities during the six months ended June 30, 1997 compared to the same year earlier period. In addition, the decrease reflects recognition of the Company's loss in equity method investee of $210,000 in the six months ended June 30, 1997 compared to equity income of $185,000 for the same year earlier period. The decrease also reflects the expensing of unamortized debt issuance costs of $242,000 in connection with replacing the bank Credit Facility.

    Income Tax Provision. The Company's effective income tax rate for the six months ended June 30, 1997 and 1996 was 41% and 40%, respectively.

    Net Income. Net income for the six months ended June 30, 1997 increased by $15.6 million, or 113.8%, compared to the six months ended June 30, 1996.

This increase was due to the factors discussed above.

CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

    The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, borrowings, particularly bank loans, and other debt and equity offerings. The Company has expended significant amounts of cash in 1996 and in the first half of 1997 for the construction of TMS, the acquisitions of BMS and SPR, and the improvement and expansion of AMS, BMS, and CMS. The Company's financial condition and liquidity changed during the six months ended June 30, 1997 principally due to
(1) net cash generated by operations for the six months ended June 30, 1997 amounting to $45.1 million; (2) the Company increasing its net long-term borrowings under the Credit Facility by $78 million during the first and second quarters; and (3) the use of such funds for capital expenditures during the first and second quarters amounting to $105.0 million.

    Company management anticipates that cash from operations and funds available through the 1997 Credit Facility and from the issuance of $125 million in senior subordinated notes, will sustain the Company's operating needs, including planned capital expenditures at its speedway facilities into 1998. Based upon the anticipated future growth and financing requirements of the Company, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.

    Dividends

    The Company does not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of dividends on the Common Stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such factors as permissibility under the 1997 Credit Facility and as the Board of Directors, in its sole discretion, may consider relevant.

   Capital Expenditures

    Significant growth in the Company's revenues depends, in a large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital expenditures. A variety of major capital projects are underway. Construction of TMS was substantially completed upon hosting its first major NASCAR Winston Cup race on April 6, 1997.

    In 1997, at AMS, the Company expects to complete 58 new suites, add approximately 22,000 permanent seats, and is converting AMS to a quad-oval configuration, including changing the start-finish line location. In 1997, at BMS, the Company expects to complete 31 net new suites, add approximately 39,000 permanent seats, and make other site improvements. In 1997, at CMS, the Company expects to complete 26 new suites, add approximately 25,000 permanent seats, and make other site improvements. In 1997, at SPR, the Company expects to complete parking, road improvements, and grading to improve spectator sight lines, and to increase and improve seating and amenity facilities for spectators and members of the media. TMS has approximately 150,000 permanent seats and 194 suites. In
1997, after adding more than 236,000 seats, including the opening of TMS, permanent seating capacity at all of the Company's speedways will exceed
520,000.

    The estimated aggregate cost of capital expenditures in 1997, inclusive of TMS, will approximate $148 million.

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







PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Annual Meeting of Stockholders held on April 29, 1997, H. A.
Wheeler and Edwin R. Clark were elected directors by the stockholders.
Directors whose terms of office continued after the meeting were O. Bruton
Smith, William R. Brooks, Mark M. Gambill and William P. Benton. In addition to election of two directors, the stockholders ratified the selection of Deloitte & Touche LLP as principal independent auditors of the Company and approved an amendment to the Certificate of Incorporation of the Company to increase the authorized common stock of the Company to 200,000,000 shares.

Following is a summary of the voting:

                                                        Votes
                               Votes For     Against   Abstained      Unvoted

Election of H. A. Wheeler..   37,359,895        0          2,306    3,942,254

Election of Edwin R. Clark.   37,359,895        0          2,306    3,942,254
Ratification of Deloitte
& Touche LLP as independent
auditors of the Company ...   37,358,256       2,367       1,578    3,942,254
Approval of Amendment to
the Certificate of Incorp-
oration of the Company ....   36,068,098   1,290,335       3,768    3,942,254

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

27. Financial data schedule for the six month period ended June 30, 1997.

    (b) The following was reported on Form 8-K during the fiscal quarter covered by this Form 10-Q:

      (i) Form 8-K dated June 27, 1997, reporting a Press Release that announces a proposed private offering of $125 million of senior subordinated notes.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SPEEDWAY MOTORSPORTS, INC.
                                               (REGISTRANT)

Date: August 12, 1997                           By:    /s/ O. Bruton Smith
      ---------------                              -----------------------
                                                       O. Bruton Smith
                                            Chairman and Chief Executive Officer

Date: August 12, 1997                           By:    /s/ William R. Brooks
      ---------------                              -------------------------
                                                          William R. Brooks
                                                 Vice President, Chief Financial
                                                 Officer, Treasurer and Director





                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                           SPEEDWAY MOTORSPORTS, INC.
                       FOR THE QUARTER ENDED JUNE 30, 1997

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS

   27 Financial data schedule for the six month period ended June 30, 1997.






