Form 10-Q
period 1997-09-30
SPEEDWAY MOTORSPORTS INC
filed 1997-11-12
CIK 934648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Yes __X__   No _____


As of November 11, 1997, there were 41,401,267 shares of $0.01 par value common stock outstanding.

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

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                    December 31,   September 30,
                                                        1996           1997
                                                    ------------   -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................    $ 22,252       $ 22,952
  Restricted cash ................................      14,624          4,215
  Trade accounts receivable ......................      11,919         21,061
  Prepaid income taxes ...........................       4,784           --
  Inventories (Note 4) ...........................       6,218          8,325
  Speedway condominiums  held for sale ...........       3,535         17,762
  Prepaid expenses ...............................         526            556
                                                      --------       --------
    Total current assets .........................      63,858         74,871
                                                      --------       --------

PROPERTY AND EQUIPMENT, NET (Note 5) .............     288,361        408,542

GOODWILL AND OTHER INTANGIBLE ASSETS (Note 7) ....      48,314         51,374

OTHER ASSETS:
  Marketable equity securities ...................       2,447          1,862
  Notes receivable (Note 8) ......................       2,148          5,603
  Other assets ...................................       4,156         10,061
                                                      --------       --------
    Total other assets ...........................       8,751         17,526
                                                      --------       --------
      TOTAL ......................................    $409,284       $552,313
                                                      ========       ========

See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                    December 31,   September 30,
                                                        1996           1997
                                                    ------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 6)...    $    383       $    406
  Accounts payable ...............................      11,363          7,345
  Deferred race event income, net ................      36,393         43,627
  Income taxes payable ...........................          --          3,858
  Accrued expenses and other liabilities..........      12,075         11,382
                                                      --------       --------
    Total current liabilities ....................      60,214         66,618

LONG-TERM DEBT (Note 6)...........................     115,247        218,566

PAYABLE TO AFFILIATED COMPANY (Note 8) ...........       2,603          2,603

DEFERRED INCOME, NET .............................       9,732         14,038

DEFERRED INCOME TAXES ............................      13,742         13,142

OTHER LIABILITIES ................................       3,011          3,481
                                                      --------       --------
      Total liabilities ..........................     204,549        318,448
                                                      --------       --------

COMMITMENTS (Note 5)..............................

STOCKHOLDERS' EQUITY (Note 3):
  Preferred stock, $.10 par value, shares
    authorized - 3,000,000, no shares issued .....          --             --
  Common stock, $.01 par value, shares authorized
    -- 200,000,000, issued and outstanding
    -- 41,305,000 in 1996 and 41,381,000 in 1997 .         413            414
  Additional paid-in capital .....................     155,156        155,988
  Retained earnings ..............................      49,348         77,621
  Deduct:
    Unrealized loss on marketable
      equity securities ..........................        (182)          (158)
                                                      --------       --------
      Total stockholders' equity .................     204,735        233,865
                                                      --------       --------
      TOTAL ......................................    $409,284       $552,313
                                                      ========       ========

See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                        -----------------------
                                                          1996           1997
                                                        --------       --------
REVENUES:
  Admissions ....................................       $  6,296       $ 13,935
  Event related revenue .........................          4,511          9,093
  Other operating revenue .......................          2,698          3,356
                                                        --------       --------
        Total revenues ..........................         13,505         26,384
                                                        --------       --------
OPERATING EXPENSES:
  Direct expense of events ......................          4,983         11,077
  Other direct operating expense ................          1,391          2,053
  General and administrative ....................          4,586          7,893
  Depreciation and amortization .................          2,107          4,593
                                                        --------       --------
        Total operating expenses ................         13,067         25,616
                                                        --------       --------
OPERATING INCOME ................................            438            768

INTEREST INCOME (EXPENSE) .......................            369         (2,588)

OTHER INCOME ....................................            401            255
                                                        --------       --------
INCOME (LOSS) BEFORE INCOME TAXES ...............          1,208         (1,565)

INCOME TAX PROVISION (BENEFIT) ..................            523           (584)
                                                        --------       --------
NET INCOME (LOSS) ...............................       $    685       $   (981)
                                                        ========       ========
PRIMARY EARNINGS (LOSS) PER SHARE AND COMMON
  STOCK EQUIVALENTS .............................       $   0.02       $  (0.02)
                                                        ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  (Note 3) ......................................         42,130         42,091

EARNINGS (LOSS) PER SHARE ASSUMING FULL
  DILUTION ......................................       $   0.02       $  (0.02)
                                                        ========       ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  (Note 3) ......................................         44,508         44,470

See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                       ------------------------
                                                          1996           1997
                                                       ---------      ---------
REVENUES:
  Admissions ....................................      $  33,602      $  70,390
  Event related revenue .........................         23,551         64,210
  Other operating revenue .......................          9,498         11,378
                                                       ---------      ---------
        Total revenues ..........................         66,651        145,978
                                                       ---------      ---------
OPERATING EXPENSES:
  Direct expense of events ......................         20,116         50,970
  Other direct operating expense ................          5,724          6,903
  General and administrative ....................         13,208         23,685
  Depreciation and amortization .................          5,904         11,712
  Preoperating expense of new facility (Note 1)             --            1,850
                                                       ---------      ---------
        Total operating expenses ................         44,952         95,120
                                                       ---------      ---------
OPERATING INCOME ................................         21,699         50,858

INTEREST INCOME (EXPENSE), NET ..................            818         (2,970)

OTHER INCOME ....................................          1,367            277
                                                       ---------      ---------
INCOME BEFORE INCOME TAXES ......................         23,884         48,165

INCOME TAX PROVISION ............................          9,520         19,892
                                                       ---------      ---------
NET INCOME ......................................      $  14,364      $  28,273
                                                       =========      =========
PRIMARY EARNINGS PER SHARE AND COMMON STOCK
  EQUIVALENTS ...................................      $    0.35      $    0.67
                                                       =========      =========
WEIGHTED AVERAGE SHARES OUTSTANDING
  (Note 3) ......................................         41,046         42,093

EARNINGS PER SHARE ASSUMING FULL DILUTION .......      $    0.33      $    0.65
                                                       =========      =========
WEIGHTED AVERAGE SHARES OUTSTANDING
  (Note 3) ......................................         43,424         44,471

See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)
                                   (Unaudited)

                                                                                                      Unrealized
                                                                                                          Loss
                                               Common Stock             Additional                    on Marketable        Total
                                         ------------------------        Paid-In         Retained         Equity       Stockholders'
                                          Shares          Amount          Capital        Earnings       Securities         Equity
                                         --------        --------        --------        --------        --------         --------
BALANCE - DECEMBER 31, 1996 .....          41,304        $    413        $155,156        $ 49,348        $   (182)        $204,735

Net income ......................            --              --              --            28,273            --             28,273

Issuances of stock under employee
 stock purchase plan (Note 10) ..               7            --               127            --              --                127

Exercise of stock options .......              70               1             705            --              --                706

Net unrealized gain on marketable
 equity securities ..............            --              --              --              --                24               24
                                         --------        --------        --------        --------        --------         --------

BALANCE - SEPTEMBER 30, 1997 ....          41,381        $    414        $155,988        $ 77,621        $   (158)        $233,865
                                         ========        ========        ========        ========        ========         ========

See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                           -----------------------
                                                             1996           1997
                                                           ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...........................................    $  14,364     $  28,273
 Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization ...................        5,904        11,712
      Equity in operations of equity method investee ..          (85)          315
      Gain on sale of marketable equity securities and
      investments .....................................         (544)         (186)
      Amortization of deferred income .................         (206)         (471)
      Changes in operating assets and liabilities:
         Restricted cash ..............................         --          10,409
         Trade accounts receivable ....................          489        (1,433)
         Inventories ..................................         (904)       (2,107)
         Other current assets and liabilities .........       (1,551)          (30)
         Condominiums held for sale ...................         (657)      (14,227)
         Prepaid and accrued income taxes .............       (2,742)        3,318
         Accounts payable .............................        5,027        (4,018)
         Deferred race event income ...................        6,978         7,234
         Accrued expenses and other liabilities .......          290         1,249
         Deferred income ..............................         --           4,777
         Other assets and liabilities .................        1,163          (777)
                                                           ---------     ---------
           Net cash provided by operating activities ..       27,526        44,038
                                                           ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt .................      (32,848)     (100,284)
 Issuance of long-term debt ...........................       72,525       202,660
 Payments of debt issuance costs ......................         --          (5,531)
 Issuance of common stock to public ...................       78,354          --
 Issuance of stock under employee stock purchase plan .         --             127
 Exercise of stock options ............................          723           706
                                                           ---------     ---------
           Net cash provided by financing activities ..      118,754        97,678
                                                           ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures .................................     (113,350)     (130,680)
 Purchases of marketable equity securities and
  investments .........................................       (1,791)         (412)
 Proceeds from sales of marketable equity securities
  and investments .....................................        1,762         1,240
 Purchase of Bristol Motor Speedway ...................      (27,176)         --
 Purchase of Oil-Chem Research Corp. ..................         (514)         --
 Increase in notes and other receivables ..............          287       (11,164)
                                                           ---------     ---------
           Net cash used in investing activities ......     (140,782)     (141,016)
                                                           ---------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS .............        5,498           700

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......       10,132        22,252
                                                           ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............    $  15,630     $  22,952
                                                           =========     =========

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

     The Company recognizes revenues and operating expenses for all events in the calendar quarter in which the events are conducted except when a major NASCAR racing event occurs at one of the Company's wholly-owned subsidiaries on the last weekend of a calendar quarter ended March 31, June 30, or September 30 in which case the race event revenues and operating expenses are recognized consistently in the immediately succeeding calendar quarter. The Company has adopted this accounting policy to help ensure comparability between quarterly financial statements. No major NASCAR racing events were held at wholly-owned subsidiaries on the last weekend of the calendar quarters ended in fiscal 1997, September 30, 1996 or June 30, 1996. As such, the reporting periods for the three and nine months ended September 30, 1997 and 1996 are comparable.

     Deferred Income - Deferred income includes Texas Motor Speedway (TMS) Preferred Seat License (PSL) fee deposits of $8,402,000 and $12,927,000, net of expenses of $843,000 and $1,023,000, at December 31, 1996 and September 30, 1997, respectively. See Note 2 to the December 31, 1996 Consolidated Financial Statements for discussion of terms and conditions of the PSL's. Fees received under PSL agreements were deferred prior to TMS hosting its first Winston Cup race on April 6, 1997. The Company began amortizing net PSL fee revenues into income over the estimated useful life of TMS's speedway facility upon its opening. Amortization income recognized in the three and nine months ended September 30, 1997 was $132,000 and $264,000, respectively.

     Preoperating Expense Of New Facility -- Preoperating expenses consist of non-recurring and non-event related costs to develop, organize and open the Company's new superspeedway facility, Texas Motor Speedway, which hosted its first racing event on April 6, 1997.

     Impact Of New Accounting Standards -- In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is effective for interim and annual periods ending after December 15, 1997. Under SFAS No. 128, the Company will compute and disclose both basic and diluted earnings per share. Its adoption is not expected to significantly effect the Company's computation, presentation and disclosure under current accounting standards.

     In June 1997, SFAS No. 130 "Reporting Comprehensive Income" was issued specifying that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption by the Company is not expected to result in presentation of comprehensive income or financial statements significantly different from that under current accounting standards for the foreseeable future.

     Reclassification - Certain prior year accounts were reclassified to conform to current year presentation.


2.   DESCRIPTION OF BUSINESS

     The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI), and its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway, Inc. and subsidiaries (CMS), Sears Point Raceway (SPR), Texas Motor Speedway, Inc. (TMS), Oil-Chem Research Corp. and subsidiary (ORC), Speedway Funding Corp. and Sonoma Funding Corp. (collectively, the Company).

     AMS owns and operates a 1.5-mile lighted quad-oval, asphalt speedway located on approximately 870 acres in Hampton, Georgia. Two major National Association of Stock Car Auto Racing (NASCAR) Winston Cup events are held annually, one in March and one in November. Additionally, a Busch Grand National race and two Automobile Racing Club of America (ARCA) races are also held annually, each preceding a Winston Cup event. All of these events are sanctioned by NASCAR or ARCA. AMS has constructed 46 condominiums overlooking the Atlanta speedway and is in the process of selling the nine remaining condominiums.

     BMS owns and operates a one-half mile lighted, 36-degree banked concrete oval speedway, and a one-quarter mile lighted dragstrip, located on approximately 530 acres in Bristol, Tennessee. BMS currently holds two major NASCAR Winston Cup events annually. Additionally, two Busch Grand National races are held annually, each preceding a Winston Cup event. On January 22, 1996, the Company acquired 100% of the outstanding capital stock of BMS for $27,176,000, including direct acquisition costs of $146,000 (see Note 9).

     CMS owns and operates a 1.5-mile lighted quad-oval, asphalt speedway located in Concord, North Carolina. CMS stages three major NASCAR Winston Cup events annually, two in May and one in October. Additionally, two Busch Grand National and two ARCA races are held annually, each preceding a Winston Cup event. In 1997, CMS hosted an International Race of Champions (IROC) race and an Indy Racing League (IRL) racing event. All of these events are sanctioned by NASCAR, IROC, IRL or ARCA. The Charlotte facility also includes a 2.25-mile road course, a one-quarter mile asphalt oval track, a one-fifth mile asphalt oval track and a one-fifth mile dirt oval track, all of which hold race events throughout the year. In addition, CMS has constructed 52 condominiums overlooking the main speedway, all of which have been sold.

     CMS also owns an office and entertainment complex which overlooks the main speedway. A wholly-owned subsidiary, The Speedway Club, Inc. (Speedway Club), derives rental, catering and dining revenues from the complex.

     SPR, located on approximately 800 acres in Sonoma, California, owns and operates a 2.52-mile, twelve-turn road course, a one-quarter mile dragstrip, and an 157,000 square foot industrial park. SPR currently holds one major NASCAR-sanctioned Winston Cup racing event annually. Additional events held annually include a NASCAR-sanctioned Craftsman Truck Series, a NHRA Winston Drag Racing Series, as well as American Motorcycle Association and Sports Car Club of America (SCCA), racing events. The racetrack is also rented throughout the year by various organizations, including the SCCA, major automobile manufacturers, and other car clubs. On November 18, 1996, the Company acquired certain assets and the operations of Sears Point Raceway (see Notes 6 and 9).

     TMS, located on 950 acres in Fort Worth, Texas, is a 1.5-mile lighted, banked, asphalt quad-oval superspeedway. TMS construction was substantially complete at March 31, 1997 with TMS hosting its first major NASCAR Winston Cup race on April 6, 1997 preceded by a Busch Grand National race (see Note 5). In June 1997, TMS also hosted a NASCAR-sanctioned Craftsman Truck Series event, an IRL racing event, and two music concerts. Management is actively pursuing the scheduling of additional motorsports racing and other events at TMS. Other events will be announced as they are scheduled. In July 1996, TMS began construction of 76 condominiums above turn-two overlooking the speedway, 70 of which have been contracted for sale.

     600 Racing, Inc., a wholly-owned subsidiary of CMS, developed, operates and is the official sanctioning body of the Legends Circuit. 600 Racing also manufactures and sells 5/8-scale cars (Legends Cars) modeled after older-style coupes and sedans. In 1997, 600 Racing is releasing a new line of smaller-scale cars (the Bandolero). Revenue is principally derived from the sale of vehicles and vehicle parts.

     ORC produces an environmentally friendly motor oil additive that the Company intends to promote in conjunction with its speedways. On April 16, 1996, the Company acquired 100% of the outstanding capital stock of ORC for $4,459,000 in Company stock and cash.

     The Company's Chairman and CEO purchased approximately 24% of the outstanding common stock of North Carolina Motor Speedway, Inc. (NCMS) in 1995. The Chairman has offered to sell this stock to the Company at his cost. The Company has declined to purchase the shares to date but may elect to do so in the future. The Company submitted a merger proposal in April 1997 to the Board of Directors of NCMS. The merger proposal consists of the purchase of all outstanding NCMS capital stock for an aggregate of approximately $72 million in cash or SMI common stock at the election of each NCMS stockholder. On July 7, 1997, the Company's merger proposal was recommended by a Special Committee of the NCMS board of directors for approval by the NCMS board. On August 5, 1997, the NCMS board of directors, however, rejected the Company's proposal. Subsequently, the Company's Chairman and CEO filed a civil complaint against the directors of NCMS in his individual capacity as a NCMS shareholder alleging, among other things, breach of director duties.

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

     Per Share Data - For the three and nine month periods ended September 30, 1997, per share amounts reflect 42,091,000 and 42,093,000 weighted average shares outstanding, including 762,000 and 779,000 common share equivalents arising from stock options, during each respective period. For the three and nine month periods ended September 30, 1996, per share amounts reflect 42,130,000 and 41,046,000 weighted average shares outstanding, including 858,000 and 878,000 common share equivalents arising from stock options, during each respective period.

     The computation of fully diluted net loss per share was antidilutive for the three months ended September 30, 1997; therefore, the amounts reported for primary and fully diluted net loss are the same. Fully diluted earnings per share reflect the potential conversion of the subordinated convertible debentures offered in October 1996 (see Note 6) as if fully converted on January 1, 1996, and the related interest expense on such debt not recorded in 1997 or 1996.


4.   INVENTORIES

     Inventories as of December 31, 1996 and September 30, 1997 consist of the following components (dollars in thousands):

                                                   December 31,   September 30,
                                                       1996           1997
                                                     -------        -------
Souvenirs.......................................     $ 2,359        $ 4,022
Finished vehicles, parts and accessories........       3,753          4,133
Food and other..................................         106            170
                                                     -------        -------
   Total                                             $ 6,218        $ 8,325
                                                     =======        =======

5.   PROPERTY AND EQUIPMENT - CONSTRUCTION IN PROGRESS

     Texas Motor Speedway - In 1995, the Company began constructing TMS, a 1.5-mile, banked, asphalt quad-oval superspeedway, on a 950 acre site in Fort Worth, Texas. Construction was substantially complete at March 31, 1997 with TMS hosting its first major NASCAR Winston Cup race on April 6, 1997.

     Construction In Progress - At September 30, 1997, the Company has various construction projects underway to increase and improve grandstand seating capacity, suites, facilities for fan amenities, and make various other site improvements at AMS, BMS, CMS and SPR. In addition, AMS is converting its speedway to a quad-oval configuration and changing the start-finish line location in conjunction with the other improvements.

     The estimated aggregate cost of capital expenditures in 1997, inclusive of TMS, will approximate $155,000,000.


6.   LONG-TERM DEBT

     Bank Credit Facility Replacement - On August 4, 1997, the Company obtained, from a syndicate of banks lead by NationsBank N.A., a long-term, unsecured, senior revolving credit facility (the Credit Facility) with an overall borrowing limit of $175,000,000 and a sub-limit of $10,000,000 for standby letters of credit. The Credit Facility agreement replaces the Company's former credit facility, which was repaid and retired with proceeds from the Senior Notes described below. See Note 7 to the December 31, 1996 Consolidated Financial Statements for discussion of the terms and conditions of the former credit facility. At September 30, 1997, there were no outstanding borrowings under the Credit Facility.

     Interest will be based, at the Company's option, upon (i) LIBOR plus .5% to 1.125% or (ii) the greater of NationsBank's prime rate or the Federal fund rate plus .5%. The margin applicable to LIBOR borrowings will be adjusted periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The Credit Facility will mature in August 2002 and is guaranteed by the Company's subsidiaries. Although the Credit Facility is unsecured, the Company has agreed not to pledge its assets to any third party. In addition, among other items, the Company must meet certain financial covenants, including specified levels of net worth and ratios of (i) debt to capitalization, (ii) debt to EBITDA, and (iii) earnings before interest and taxes (EBIT) to interest expense. The Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without the consent of the lenders, and limits the Company's consolidated capital expenditures to amounts not to exceed $125 million annually, beginning for fiscal 1998, and $300 million in the aggregate over the loan term. The Company also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, transactions with affiliates, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions.

     Senior Subordinated Notes - On August 4, 1997, the Company completed a private placement of 8 1/2% senior subordinated notes (the Senior Notes) in the aggregate principal amount of $125,000,000. The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002. Interest payments are due semi-annually on February 15 and August 15 commencing February 15, 1998. The Senior Notes are subordinated to all present and future senior secured indebtedness of the Company, including the Credit Facility, and are guaranteed by the Company's existing and future subsidiaries other than ORC. Redemption prices in fiscal year periods ending August 15 are 104.25% in 2002, 102.83% in 2003, 101.42% in
2004 and 100% in 2005 and thereafter. The Company filed a registration statement to register these notes during the third quarter of 1997. Net proceeds after commissions and discounts were $121,548,000 which were used to retire and repay then outstanding borrowings under the former credit facility, fund construction costs and for working capital needs of the Company.

     The Indenture governing the Senior Notes contains certain specified restrictive and required financial covenants. The Company has agreed not to pledge its assets to any third party except under certain limited circumstances. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. The Indenture and Credit Facility agreements contain cross-default provisions.

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


7.   INCOME TAXES

     On October 31, 1997, the Company reached a final settlement with the Internal Revenue Service (IRS) involving AMS liability, as the successor in interest to BND, Inc. (BND), for deficient income taxes and interest related to BND's income tax returns for certain years. The IRS had alleged that, during the acquisition of AMS in 1990, BND's merger into AMS, resulted in a taxable gain to BND, and eliminated a net operating loss carryback to the tax return filed for 1988. The settlement included taxes payable of approximately $2,900,000 plus interest which have been reflected in the accompanying September 30, 1997 consolidated financial statements as an increase to goodwill arising from the AMS acquisition and a charge to previously established accruals, respectively.


8.   RELATED PARTY TRANSACTIONS

     Notes receivable at September 30, 1997 and December 31, 1996 include a note receivable of $735,000 and $697,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note before September 30, 1998, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

     Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $2,075,000 at September 30, 1997 and $1,131,000 at December 31, 1996. The principal balance of the note represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value. The note bears interest at 1% over prime.

     Amounts payable to affiliated company of approximately $2,603,000 at September 30, 1997 and December 31, 1996 represent acquisition and other expenses paid on behalf of AMS by Sonic Financial Corporation in prior years. Of such amounts, approximately $1.8 million bears interest at 3.83% per annum. The remainder of the amount bears interest at 1% over prime. The entire account balance is classified as long-term based on expected repayment dates.


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

                                                          Three Months Ended
                                                          ------------------
                                                          September 30, 1996
                                                              (Pro forma)
                                                              -----------
     Total revenues..............................             $14,839,000
     Net income (loss)...........................                 185,000
     Net income per share........................                   $0.00
                                                              ===========

                                                          Nine Months Ended
                                                          -----------------
                                                          September 30, 1996
                                                              (Pro forma)
                                                              -----------
     Total revenues..............................             $75,009,000
     Net income .................................              14,136,000
     Net income per share........................                   $0.34
                                                              ===========


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

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

Seasonality and Quarterly Results

     The Company derived a substantial portion of its 1996 total revenues from admissions and event-related revenue attributable to twelve major NASCAR-sanctioned races which are held in March, May, August, October and November. In 1997, the Company is hosting fifteen major NASCAR-sanctioned races, including a major racing event at each of its new speedways, TMS and SPR, in April and May, respectively. As a result, the Company's business has been, and is expected to remain, seasonal. In 1995 and 1996, the Company's second and fourth quarters accounted for approximately 80% and 75% of its total annual revenues, and approximately 106% and 96%, respectively, of its total annual operating income. The Company sometimes produces minimal operating income or operating losses during its first and third quarters, when it sponsors only one NASCAR weekend, including Winston Cup and Busch Grand National racing events, each quarter.

     The results of operations for the three and nine months ended September 30, 1997 and 1996 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

     Set forth below is certain comparative summary information with respect to the Company's scheduled major NASCAR-sanctioned racing events for 1996 and 1997:

                                                    Number of scheduled major
                                                    NASCAR-sanctioned events
                                                    ------------------------
                                                        1996         1997
                                                        ----         ----
     1st Quarter.......................                   2            2
     2nd Quarter.......................                   5            8
     3rd Quarter.......................                   2            2
     4th Quarter.......................                   3            3
                                                         --           --
       Total...........................                  12           15
                                                         ==           ==


CHANGES IN RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared To Three Months Ended September 30, 1996

     Total Revenues. Total revenues for the three months ended September 30, 1997 increased by $12.9 million, or 95.4%, to $26.4 million, over such revenues for the same year earlier period. This improvement was due to increases in all revenue items, particularly admissions and event related revenues.

          Admissions for the three months ended September 30, 1997 increased by $7.6 million, or 121.3%, over admissions for the same year earlier period. This increase was due primarily to growth in NASCAR sanctioned racing events held at BMS, and to hosting an IRL racing event at CMS and a NHRA Winston Drag Racing Series racing event at SPR, the Company's new speedway, during the current quarter. The growth in admissions reflects the continued increases in attendance, additions to permanent seating capacity and, to a lesser extent, ticket prices.

          Event related revenue for the three months ended September 30, 1997 increased by $4.6 million, or 101.6%, over such revenue for the same year earlier period. The increase was due primarily to growth in attendance, including related increases in concessions and souvenir sales, at BMS, and to hosting an IRL racing event at CMS and a NHRA Winston Drag Racing Series race event at SPR.

          Other operating revenue for the three months ended September 30, 1997 increased by $658,000, or 24.4%, over such revenue for the same year earlier period. This increase was primarily attributable to operating revenues derived from rental revenues of SPR, which was acquired in November 1996, and to an increase in Legend Car and Oil-Chem revenues.

     Direct Expense of Events. Direct expense of events for the three months ended September 30, 1997 increased by $6.1 million, or 122.3%, over such expense for the same year earlier period. This increase was due primarily to higher operating costs associated with the growth in attendance and seating capacity at BMS, and with hosting an IRL event at CMS and a NHRA Winston Drag Racing Series race event at SPR, during the current quarter. As a percentage of admissions and event related revenues combined, direct expense of events for the three months ended September 30, 1997 was 48.1% compared to 46.1% for the same year earlier period. Such increase, which was expected, results primarily from proportionately higher operating expenses associated with hosting CMS's inaugural IRL racing event, and at SPR, relative to operating margins historically achieved at the Company's other speedways.

     Other Direct Operating Expense. Other direct operating expense for the three months ended September 30, 1997 increased by $662,000, or 47.6%, over such expense for the same year earlier period. The increase occurred primarily due to the expenses associated with the increase in other operating revenues derived from SPR and Legend Cars.

     General and Administrative. As a percentage of total revenues, general and administrative expense decreased from 34.0% for the three months ended September 30, 1996 to 29.9% for the three months ended September 30, 1997. This improvement reflects continuing scale efficiencies associated with revenue increases outpacing increases in general and administrative expenses. General and administrative expense for the three months ended September 30, 1997 increased by $3.3 million, or 72.1%, over such expense for the same year earlier period. The increase was due primarily to general and administrative expenses incurred during the three months ended September 30, 1997 by SPR, acquired in November 1996, and at TMS.

     Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 1997 increased by $2.5 million, or 118.0%, over such expense for the same year earlier period. This increase was due to property and equipment of TMS placed into service upon hosting of its first racing event in April 1997, to additions to property and equipment at AMS, BMS and CMS, and from the property and equipment and goodwill and other intangible assets related to the acquisition of SPR.

     Operating Income. Operating income for the three month period ended September 30, 1997 increased by $330,000, or 75.3%, over such income for the same year earlier period. This increase was due to the factors discussed above.

     Interest Income (Expense), Net. Interest expense, net for the three months ended September 30, 1997 was $2.6 million compared to interest income, net for the three months ended September 30, 1996 of $369,000. This change was due to higher borrowings for construction funding and lower levels of cash invested in the three months ended September 30, 1997 as compared to the same year earlier period. The change was also due to capitalizing interest costs of $1.1 million in the three months ended September 30, 1997 compared to

$669,000 in the three months ended September 30, 1996.

     Other Income. Other income for the three months ended September 30, 1997 was $255,000 compared to $401,000 for the same year earlier period. This change was due to fewer gains recognized on sales of marketable equity securities during the three months ended September 30, 1997 compared to the same year earlier period.

     Income Tax Provision (Benefit). The Company's effective income tax rate for the three months ended September 30, 1997 and 1996 was 40%.

     Net Income (Loss). Net loss for the three months ended September 30, 1997 was $981,000 compared to net income of $685,000 for the three months ended September 30, 1996. This change was due to the factors discussed above.

Nine Months Ended September 30, 1997 Compared To Nine Months Ended September 30, 1996

     Total Revenues. Total revenues for the nine months ended September 30, 1997 increased by $79.3 million, or 119.0%, to $146.0 million, over such revenues for the same year earlier period. This improvement was due to increases in all revenue items, particularly admissions and event related revenues.

          Admissions for the nine months ended September 30, 1997 increased by $36.8 million, or 109.5%, over admissions for the same year earlier period. This increase was due primarily to hosting major NASCAR Winston Cup series racing events at each of the Company's new speedways, TMS and SPR, to hosting IRL racing events at TMS and CMS, to hosting a NASCAR Craftsman Truck Series racing event at TMS, and to growth in NASCAR sanctioned racing events held at AMS, BMS, and CMS during the current period. The growth in admissions reflects the continued increases in attendance, additions to permanent seating capacity and, to a lesser extent, ticket prices.

          Event related revenue for the nine months ended September 30, 1997 increased by $40.7 million, or 172.6%, over such revenue for the same year earlier period. The increase was due primarily to hosting major NASCAR Winston Cup series racing events at the Company's new speedways, TMS and SPR, to hosting IRL racing events at TMS and CMS, to hosting a NASCAR Craftsman Truck Series racing event at TMS, to the growth in attendance, including related increases in concessions and souvenir sales, and to increases in broadcast rights and sponsorship fees.

          Other operating revenue for the nine months ended September 30, 1997 increased by $1.9 million, or 19.8%, over such revenue for the same year earlier period. This increase was primarily attributable to operating revenues derived from Oil-Chem, and to rental revenues from SPR, which were acquired in April and November 1996, respectively, and to an increase in Legend Car and Speedway Club revenues.

     Direct Expense of Events. Direct expense of events for the nine months ended September 30, 1997 increased by $30.9 million, or 153.4%, over such expense for the same year earlier period. This increase was due primarily to hosting major NASCAR Winston Cup series racing events at TMS and SPR, IRL racing events at TMS and CMS, and a NASCAR Craftsman Truck Series racing event at TMS, to higher operating costs associated with the growth in attendance and seating capacity at AMS, BMS and CMS, and to increases in the size of race purses required for NASCAR sanctioned racing events held during the current period. As a percentage of admissions and event related revenues combined, direct expense of events for the nine months ended September 30, 1997 was 37.9% compared to 35.2% for the same year earlier period. Such increase, which was expected, results primarily from proportionately higher operating expenses associated with TMS's inaugural race weekend, the inaugural IRL racing events at TMS and CMS, and at SPR, relative to operating margins historically achieved at the Company's other speedways.

     Other Direct Operating Expense. Other direct operating expense for the nine months ended September 30, 1997 increased by $1.2 million, or 20.6%, over such expense for the same year earlier period. The increase occurred primarily due to the expenses associated with the increase in other operating revenues derived from SPR, Oil-Chem, Legend Cars and the Speedway Club.

     General and Administrative. As a percentage of total revenues, general and administrative expense decreased from 19.8% for the nine months ended September 30, 1996 to 16.2% for the nine months ended September 30, 1997. This improvement reflects continuing scale efficiencies associated with revenue increases outpacing increases in general and administrative expenses. General and administrative expense for the nine months ended September 30, 1997 increased by $10.5 million, or 79.3%, over such expense for the same year earlier period. The increase was due primarily to general and administrative expenses incurred during the nine months ended September 30, 1997 by Oil-Chem and SPR, acquired in April 1996 and November 1996, respectively, and at TMS.

     Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 1997 increased by $5.8 million, or 98.4%, over such expense for the same year earlier period. This increase was due to property and equipment of TMS placed into service upon hosting of its first racing event in April 1997, to additions to property and equipment at AMS, BMS and CMS, and from the property and equipment and goodwill and other intangible assets related to the acquisitions of BMS and SPR.

     Preoperating Expense Of New Facility. Preoperating expenses for the nine months ended September 30, 1997 of $1.85 million consist of non-recurring and non-event related costs to develop, organize and open TMS.

     Operating Income. Operating income for the nine month period ended September 30, 1997 increased by $29.2 million, or 134.4%, over such income for the same year earlier period. This increase was due to the factors discussed above.

     Interest Income (Expense), Net. Interest expense, net for the nine months ended September 30, 1997 was $3.0 million, compared to interest income, net for the nine months ended September 30, 1996 of $818,000. This change was due to higher borrowings for construction funding during the nine months ended September 30, 1997 as compared to the same year earlier period. The change also reflects the capitalizing of $4.6 million in interest costs incurred during the nine months ended September 30, 1997 on TMS and other construction projects compared to $1.2 million for the same year earlier period.


     Other Income. Other income for the nine months ended September 30, 1997 decreased by $1.1 million over such income for the same year earlier period. This decrease was primarily due to fewer gains recognized on sales of marketable equity securities during the nine months ended September 30, 1997 compared to the same year earlier period. In addition, the decrease reflects recognition of the Company's loss in equity method investee of $315,000 in the nine months ended September 30, 1997 compared to equity income of $85,000 for the same year earlier period. The decrease also reflects the expensing of unamortized debt issuance costs of $242,000 in connection with replacing the bank Credit Facility.

     Income Tax Provision. The Company's effective income tax rate for the nine months ended September 30, 1997 and 1996 was 41% and 40%, respectively.

     Net Income. Net income for the nine months ended September 30, 1997 increased by $13.9 million, or 96.8%, compared to the nine months ended September 30, 1996. This increase was due to the factors discussed above.


CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, borrowings, particularly bank loans, and other debt and equity offerings. The Company has expended significant amounts of cash in 1996 and in the first three quarters of 1997 for the construction of TMS, the acquisitions of BMS and SPR, and the improvement and expansion of AMS, BMS, and CMS. The Company's financial condition and liquidity changed during the nine months ended September 30, 1997 principally due to:

     (1) net cash generated by operations for the nine months ended September 30, 1997 amounting to $44.0 million;

     (2) the Company increased its net long-term borrowings by $103.0 million during the nine months ended September 30, 1997. In August 1997, the Company received net cash proceeds of $121.5 million from the issuance of the Senior Notes. Those proceeds were used to repay and retire the former bank credit facility with then outstanding borrowings of $100.0 million and provide additional working capital of $21.5 million; and

     (3) the use of such funds for capital expenditures during the nine months ended September 30, 1997 amounting to $130.7 million.

     In August 1997, the Company obtained from NationsBank a long-term, unsecured, senior revolving replacement credit facility with an overall borrowing limit of $175,000,000. There were no outstanding borrowings under the facility at September 30, 1997.

     Company management anticipates that cash from operations and funds available through the 1997 Credit Facility, will sustain the Company's operating needs, including planned capital expenditures at its speedway facilities into 1998. Based upon the anticipated future growth and financing requirements of the Company, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.

     Dividends

     The Company does not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of dividends on the Common Stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such factors as permissibility under the Credit Facility, the Senior Notes and as the Board of Directors, in its sole discretion, may consider relevant.

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

     The estimated aggregate cost of capital expenditures in 1997, inclusive of TMS, will approximate $155 million.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27. Financial data schedule for the nine month period ended September 30, 1997.

     (b) No reports were filed on Form 8-K during the fiscal quarter covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPEEDWAY MOTORSPORTS, INC.
                                        (Registrant)



Date: November 11, 1997                 By:  /s/  O. Bruton Smith
      -----------------                      ---------------------------------
                                                  O. Bruton Smith
                                        Chairman and Chief Executive Officer



Date: November 11, 1997                 By:  /s/  William R. Brooks
      -----------------                    -----------------------------------
                                                  William R. Brooks
                                        Vice President, Chief Financial
                                        Officer, Treasurer and Director

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                           SPEEDWAY MOTORSPORTS, INC.
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

 EXHIBIT
  NUMBER           DESCRIPTION OF EXHIBITS
  ------           -----------------------

     27 Financial data schedule for the nine month period ended September 30, 1997.