Form 10-K
period 1997-12-31
SPEEDWAY MOTORSPORTS INC
filed 1998-03-31
CIK 934648

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ____________ to ____________
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

       Registrant's telephone number, including area code: (704) 455-3239
                            ------------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                                          Name of each exchange
                  Title of each class                                      on which registered
-------------------------------------------------------  -------------------------------------------------------
              $.01 Par Value Common Stock                                New York Stock Exchange

                            ------------------------
        Securities registered pursuant to section 12(g) of the Act: NONE Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $335,448,456 based upon the closing sales price of the registrant's Common Stock on February 27, 1998 of $26.875 per share. As of February 27, 1998, 41,481,803 shares of registrant's Common Stock, $.01 par value per share, were outstanding. Unless otherwise indicated, all other share and share price information contained herein takes into account the effect of the two for one stock split effected as of March 15, 1996 in the form of a 100% Common Stock dividend payable to stockholders of record as of February 26, 1996 (the "Stock Split").
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FORM 10-K TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
Part I
Item 1.    Business........................................................................................     3
Item 2.    Properties......................................................................................    10
Item 3.    Legal Proceedings...............................................................................    11
Item 4.    Submission of Matters to a Vote of Security Holders.............................................    12
Part II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.......................    12
Item 6.    Selected Financial Data.........................................................................    13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation............    15
Item 8.    Financial Statements and Supplementary Data.....................................................    21
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    21
Part III
Item 10.   Directors and Executive Officers of the Registrant..............................................    22
Item 11.   Executive Compensation..........................................................................    24
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................    27
Item 13.   Certain Relationships and Related Transactions..................................................    28
Part IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................    28
Index to Financial Statements..............................................................................   F-1
Index to Financial Statement Schedules.....................................................................   S-1
Signatures.................................................................................................

     Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or relating to the Company's future capital projects, and the Company's future sponsorship of races, are "forward looking" statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward looking statements, include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; disruption of the Company's relationship with NASCAR; and other factors that generally affect the business of sports and recreational companies.
                                       2

                                     PART I
ITEM 1. BUSINESS
     Speedway Motorsports, Inc. (the "Company"), the owner and operator of Atlanta Motor Speedway ("AMS"), Bristol Motor Speedway ("BMS"), Charlotte Motor Speedway ("CMS"), Sears Point Raceway ("SPR"), Texas Motor Speedway ("TMS"), and 600 Racing, is a leading promoter, marketer and sponsor of motorsports activities in the United States. The Company currently will sponsor 15 major annual racing events in 1998 sanctioned by the National Association of Stock Car Auto Racing, Inc. ("NASCAR"), including nine races associated with the Winston Cup professional stock car racing circuit (the "Winston Cup") and six races associated with the Busch Grand National circuit. The Company will also sponsor four Indy Racing League ("IRL") racing events, three NASCAR Craftsman Truck Series racing events, and one National Hot Rod Association Nationals racing event in 1998. The Company also owns, operates and sanctions the Legends Car and Bandolero Car Circuits, for which it manufactures and sells smaller-scale, modified cars and parts through its subsidiary, 600 Racing.
     The Company completed construction of TMS in Fort Worth, Texas on March 31, 1997, hosting its first major NASCAR Winston Cup race on April 6, 1997. TMS is the second-largest sports facility in the United States with permanent seating capacity of approximately 150,000, 194 suites and 76 condominiums. As of December 31, 1997, the Company's total permanent seating capacity exceeded 525,000, the largest in the motorsports industry. Management believes that spectator demand for its largest events exceeds existing permanent seating capacity at each of its speedways. In 1997, the Company added more than 236,000 permanent seats, including approximately 22,000 at AMS, 39,000 at BMS, and 25,000 at CMS, and the opening of TMS. At December 31, 1997, AMS, BMS, and CMS had permanent seating capacity of approximately 124,000, 116,000, and 135,000, respectively, in each case excluding infield admission, temporary seats and general admission. Also at December 31, 1997, the Company had 141 luxury suites at AMS, 55 at BMS, and 109 at CMS. SPR currently does not have permanent seating capacity but provides temporary seating and suites for approximately 18,000 spectators in addition to other general admission seating arrangements along its
2.52 mile road course.
     The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedway facilities, from the sale of food, beverages and souvenirs during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events, and from the licensing of television, cable network and radio rights to broadcast such events. In 1997, the Company derived approximately 80% of its total revenues from events sanctioned by NASCAR. The Company has experienced substantial growth in revenues and profitability as a result of its continued improvement, expansion and investments in facilities, its consistent marketing and promotional efforts and the overall increase in popularity of Winston Cup, Busch Grand National, Indy Racing League and other motorsports events in the United States.
INDUSTRY OVERVIEW
     Motorsports is currently the fastest growing spectator sport in the United States, with NASCAR the fastest growing industry segment. In 1997, NASCAR sanctioned 92 Winston Cup, Busch Grand National and Craftsman Truck Series races which were attended by approximately 9.0 million spectators. Attendance of these NASCAR events has increased at a compound annual growth rate of 13.2% since 1995. Based on information developed independently by Goodyear Tire and Rubber, spectator attendance at Winston Cup and Busch Grand National events increased at compound annual growth rates of 7.6% and 14.5%, respectively, from 1995 to 1997. Also in 1997, Indy Racing League sanctioned events were attended by approximately 1.3 million spectators, representing 17.7% growth over 1996. Races are generally heavily promoted, with a number of supporting events surrounding the main event, for a total weekend experience.
     In recent years, television coverage and corporate sponsorship have increased for NASCAR-related events. All NASCAR Winston Cup and Busch Grand National events sponsored by the Company currently are broadcast by ABC, CBS, ESPN, TBS or TNN. Also, all Indy Racing League events sponsored by the Company are currently broadcast. The Company has entered into television rights contracts for all its major sanctioned events. According to NASCAR, major national corporate sponsorship (which currently includes over 70 Fortune 500 companies) of NASCAR-sanctioned events also has increased significantly. Sponsors include such companies as Coca-Cola, General Motors, NAPA, Prime Star, Save Mart, Food City, Goody's, and RJR Nabisco. The Company intends to increase the exposure of its current Winston Cup, Busch Grand National and Indy Racing League
                                       3
events, add television coverage to other speedway events, increase broadcast and sponsorship revenues and schedule additional racing and other events at each of its speedway facilities.
     The dramatic increase in corporate interest in the sport has been driven by the attractive advertising demographics of stock car and other motorsports racing fans. In addition, brand loyalty (as measured by fans using sponsors' products) is the highest of any nationally televised sport according to a study published by Performance Research in 1996. Fueled by popular and accessible drivers, strong fan brand loyalty, a widening demographic reach, increasing appeal to corporate sponsors and rising broadcast revenues, industry competitors are actively pursuing internal growth and industry consolidation. Speedway operations generate high operating margins and are protected by high barriers to competitive entry, including capital requirements for new speedway construction, marketing, promotional and operational expertise, and license agreements with NASCAR.
OPERATING STRATEGY
     The Company's operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at modern facilities, which serve to enhance customer loyalty. The Company markets its scheduled events throughout the year both regionally and nationally via television, radio and newspaper advertising, facility tours, satellite links for media outlets, direct mail campaigns and pre-race promotional activities. The key components of this strategy are as follows:
     COMMITMENT TO QUALITY AND CUSTOMER SATISFACTION. Upon assuming control of CMS in 1975, management embarked upon a series of capital improvements, including the construction of additional permanent grandstand seating, new luxury suites, trackside dining and entertainment facilities and a condominium complex overlooking the track. In 1992, CMS became the first and only superspeedway in North America to offer nighttime racing. Following the purchase of AMS in 1990, the Company began to implement a similar strategy thereby constructing additional grandstand seating, luxury suites and condominiums. The Company continues to improve and construct new food concessions, restroom and other fan amenities facilities at each of its speedways to increase spectator comfort and enjoyment, as well as reconfiguring traffic patterns, entrances, and expanding on-site roads and available parking to ease congestion caused by the increases in attendance. For example, at BMS, the Company in 1997 relocated various souvenir, concessions and restroom facilities to the mezzanine level to increase spectator convenience and accessibility. In 1997, CMS opened the Diamond Tower Terrace, a "state-of-the-art" 25,000 seat grandstand, featuring a unique mezzanine level concourse. At SPR, the Company plans to further expand and improve spectator seating and viewing areas in 1998. Also, spectator parking areas have been greatly expanded at each of the Company's speedways to accommodate the increases in attendance and to ease congestion. Finally, TMS was designed to maximize spectator comfort and enjoyment, and further design improvements are expected at TMS as management acquires operating experience with this new facility.
     INNOVATIVE MARKETING AND EVENT PROMOTION. Management believes that it is important to market the Company's scheduled events throughout the year, both regionally and nationally. The Company markets its events by offering tours of its facilities, providing satellite links for media outlets, conducting direct mail campaigns and staging pre-race promotional activities such as live music, skydivers and daredevil stunts. The Company's marketing program also includes the solicitation of prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event include luxury suite rentals, block ticket sales and Company-catered hospitality, as well as souvenir race program and track signage advertising. As an example of its marketing innovations, in 1996, the Company began offering Preferred Seat Licenses ("PSL") entitling licensees to purchase annual TMS season-ticket packages for sanctioned racing events.
     The Company also owns The Speedway Club, an exclusive dining and entertainment facility located on the fifth and sixth floors of Smith Tower at CMS. The Company is constructing a similar office tower adjoining the main grandstand and overlooking turn two at TMS that will house The Texas Motor Speedway Club. The Company is currently conducting a membership drive for The Texas Motor Speedway Club, which is planned to contain a year-round restaurant-entertainment club and a health-fitness club. Construction of the TMS tower is expected to be completed in 1999. Open year-round, these two VIP clubs are a focal point of the Company's efforts to improve the amenities and enhance the comfort of its facilities for the benefit of spectators.
     UTILIZATION OF MEDIA. The Company negotiates directly with network and cable television companies for live coverage of its NASCAR-sanctioned races. In November 1996, SPR renegotiated a five-year television rights agreement with ESPN covering its May NASCAR Winston Cup races through the NASCAR season for 1999. In
                                       4

August 1996, TMS signed a four-year television rights agreement with CBS Sports for the April races at TMS. In May 1996, AMS signed a four-year television rights agreement with ESPN for NASCAR seasons for 1997 through 2000. Also in May 1996, BMS renegotiated a seven-year television rights agreement with ESPN covering the April and August NASCAR Winston Cup and related races through the NASCAR season for 2002. In May 1996, CMS signed a three-year television rights agreement with Turner Sports, Inc. ("TSI"), with a TSI renewal right for the fourth year. The TSI agreement covers the May and October NASCAR and ARCA races at CMS to be broadcast on TBS. In 1997, CMS entered into a five-year television rights agreement with TNN for "The Winston" race and associated events to be held through 2002.
     The Company also broadcasts its AMS, CMS and TMS Winston Cup Series races over its proprietary Performance Racing Network ("PRN"), which is syndicated to more than 450 stations. PRN also sponsors a weekly racing-oriented program throughout the NASCAR season, which is syndicated to more than 160 stations. Management also seeks to increase the visibility of its racing events and facilities through local and regional media interaction. For example, each January the Company sponsors a four-day media tour of CMS to promote the upcoming Winston Cup season. In 1998, this event featured Winston Cup drivers and attracted media personnel representing television networks and stations from throughout the United States. In addition, in early 1998, a similar media tour was staged at TMS which also featured Winston Cup drivers and was attended by numerous media personnel from throughout the United States. The Company is planning to carry events at BMS and SPR over PRN in 1998.
GROWTH STRATEGY
     Management believes that the Company can achieve its growth objectives by increasing attendance and revenues at existing facilities and by expanding its promotional and marketing expertise to take advantage of opportunities in attractive new markets. It intends to continue implementing this growth strategy through the following means:
     EXPANSION AND IMPROVEMENT OF EXISTING FACILITIES: Management believes that spectator demand for its largest events exceeds existing permanent seating capacity. The Company plans to continue its expansion by adding permanent grandstand seating and luxury suites, and making other significant renovations and improvements at AMS, BMS, CMS, SPR and TMS in 1998, as further described in "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Expenditures." TMS opened with the hosting of its first major NASCAR Winston Cup race on April 6, 1997, and is the second-largest sports facility in the United States. TMS has permanent seating capacity of approximately 150,000, including 194 suites, and 76 planned condominiums. In November 1997, the Company completed major renovations at AMS, including its reconfiguration into a "state-of-the-art" 1.54 mile, quad-oval superspeedway, the addition of approximately 22,000 permanent seats, including 58 new suites, and changing the start-finish line location. In 1998, after planning to add more than 29,000 permanent seats and 54 luxury suites, exclusive of SPR, the Company's total permanent seating capacity will exceed 554,000 and the total number of luxury suites will be approximately 550. Also in 1998, the Company expects to begin major renovations at SPR, including its reconfiguration into a "stadium-style" road racing course, the addition of approximately 44,000 permanent seats, and improving and expanding concessions, restroom and other fan amenities facilities.
     AMS is planning to install lighting for its inaugural IRL night race in August 1998. In addition, the Company continues to improve and expand concessions, restroom and other fan amenities facilities at each of its speedways, as well as reconfiguring traffic patterns, entrances, and expanding on-site roads and available parking to ease congestion caused by the increases in attendance, consistent with management's commitment to quality and customer satisfaction. Management believes that the expansion and improvements will generate additional admissions and event-related revenues.
     MAXIMIZATION OF MEDIA EXPOSURE AND ENHANCEMENT OF BROADCAST AND SPONSORSHIP
REVENUES: NASCAR-sanctioned stock car racing is experiencing significant growth in television viewership and spectator attendance. This growth has allowed the Company to expand its television coverage to include more races and to negotiate more favorable broadcast rights fees with television networks as well as to negotiate more favorable contract terms with sponsors. Management believes that spectator interest in stock car racing will continue to grow, thereby increasing broadcast media and sponsors' interest in the sport. The Company intends to increase media exposure of its current NASCAR and IRL events, to add television coverage to other speedway events and to
                                       5
further increase broadcast and sponsorship revenues. For example, as part of this strategy, the acquisition of SPR's operations marked the Company's entry into the Northern California television market, which is currently the 5th largest television market in the United States.
     FURTHER DEVELOPMENT OF THE LEGENDS CAR BUSINESS: In 1992, the Company developed the Legends Circuit for which it manufactures and sells cars and parts used in Legends Circuit racing events and is the official sanctioning body. At retail prices starting at less than $12,900, management believes that Legends Cars are economically affordable to a new group of racing enthusiasts who previously could not race on an organized circuit. Legends Cars are an increasingly important part of the Company's business as revenues for this business have grown from $5.7 million in 1994 to $9.6 million in 1997. As an extension of the Legends Car concept, the Company released in late 1997 a new smaller, lower priced "Bandolero" stock car, which is expected to appeal to younger racing enthusiasts. The Company intends to further broaden the Legends Car Circuit, increasing the number of sanctioned races and tracks at which Legend and Bandolero Car races are held in 1998.
     INCREASED DAILY USAGE OF EXISTING FACILITIES: Management constantly seeks revenue-producing uses for the Company's speedway facilities on days not committed to racing events. Such other uses include car and truck shows, supercross motorcycle racing, auto fairs, driving schools, vehicle testing and settings for television commercials, concerts, holiday season festivities, print advertisements and motion pictures. For example, in 1997, the Company hosted three music concerts at its newly constructed TMS facility, including the Rolling Stones Bridges to Babylon Tour, CountryFest '97 and RockFest '97. Non-race-day track rental revenues were $1,285,000 in 1995, $1,730,000 in 1996 and $3,092,000 in 1997.
     Along with such increased daily usage of the facilities, the Company sponsored two inaugural IRL racing events in 1997, one at both CMS and TMS. The TMS and CMS races were attended by the second and third largest crowds, respectively, ever for an IRL event, exclusive of the Indianapolis 500. In 1998, the Company is sponsoring four IRL events, with one new race event at both AMS and TMS.
     ACQUISITION AND DEVELOPMENT OF ADDITIONAL MOTORSPORTS FACILITIES: The Company also considers growth by acquisition and development of motorsports facilities as appropriate opportunities arise. The Company acquired BMS in Bristol, Tennessee in January 1996 and SPR in Sonoma, California in November 1996. In 1997, the Company completed construction of TMS in Fort Worth, Texas. The Company continuously seeks to locate, acquire, develop and operate venues which the Company feels are underdeveloped or underutilized and to capitalize on markets where the pricing of sponsorships and television rights are considerably more lucrative.
OPERATIONS
     The Company's operations consist principally of racing and related events. The Company also sells Legends and Bandolero Cars and is also the official sanctioning body for the Legends and Bandolero Car Racing Circuits. Its other activities are ancillary to its core business of racing.
  RACING AND RELATED EVENTS
     NASCAR-sanctioned races are held annually at each of the Company's speedways. The following are summaries of racing events scheduled in 1998 at each of the Company's speedways. Management is actively pursuing the scheduling of additional motorsports racing and other events.
     AMS. In 1998, AMS is scheduled to hold two Winston Cup races and one Busch Grand National race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

DATE                                 EVENT                                     CIRCUIT
-----------   ----------------------------------------------------   ----------------------------
March 8       "PrimeStar 500" (conducted March 9)                    Winston Cup
November 7    "Stihl Outdoor Power Tools 300" (Rescheduled           Busch Grand National
                  from March 7)
November 8    "NAPA 500"                                             Winston Cup

     In 1998, AMS is also scheduled to sponsor an IRL event and two ARCA races.
                                       6

     BMS. In 1998, BMS is scheduled to hold two Winston Cup races and two Busch Grand National races, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

DATE                                 EVENT                                     CIRCUIT
-----------   ----------------------------------------------------   ----------------------------
March 28      "Moore's Snack Food 250"                               Busch Grand National
March 29      "Food City 500"                                        Winston Cup
August 21     "Food City 250"                                        Busch Grand National
August 22     "Goody's Headache Powder 500"                          Winston Cup

     In 1998, BMS is also scheduled to sponsor a NASCAR Craftsman Truck Series event.
     CMS. In 1998, CMS is scheduled to hold three Winston Cup races and two Busch Grand National races, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

DATE                                 EVENT                                     CIRCUIT
-----------   ----------------------------------------------------   ----------------------------
May 16        "The Winston"                                          Winston Cup (all-star race)
May 23        "CARQUEST Auto Parts 300"                              Busch Grand National
May 24        "Coca-Cola 600"                                        Winston Cup
October 3     "All Pro Auto Parts Bumper to Bumper 300"              Busch Grand National
October 4     "UAW-GM Quality 500"                                   Winston Cup

     In 1998, CMS is also scheduled to sponsor an IRL event and two ARCA races. SPR. In 1998, SPR is scheduled to hold one Winston Cup race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

DATE                                 EVENT                                     CIRCUIT
-----------   ----------------------------------------------------   ----------------------------
June 28       "Save Mart Supermarkets/Kragen 350"                    Winston Cup

     In 1998, SPR is also scheduled to sponsor a NASCAR Craftsman Truck Series event, a NHRA Nationals event, and various AMA events.
     TMS. In 1998, TMS is currently scheduled to hold one Winston Cup race and one Busch Grand National race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

DATE                                 EVENT                                     CIRCUIT
-----------   ----------------------------------------------------   ----------------------------
April 4       "Coca-Cola 300"                                        Busch Grand National
April 5       "Texas 500"                                            Winston Cup

     In 1998, TMS is also scheduled to sponsor a NASCAR Craftsman Truck Series event, two IRL events and an ARCA race.
     The following table shows selected revenues of the Company for the years ended December 31, 1995, 1996 and 1997. All amounts for 1995 exclude information for BMS and SPR.

                                                                       1995        1996        1997
                                                                      -------    --------    --------
                                                                              (IN THOUSANDS)
Admissions.........................................................   $36,569    $ 52,451    $ 94,032
Sponsorship revenue................................................     5,758       6,989      14,646
Broadcast revenue..................................................     3,228       5,299      17,947
Other..............................................................    30,018      37,374      65,501
                                                                      -------    --------    --------
  Total............................................................   $75,573    $102,113    $192,126
                                                                      -------    --------    --------
                                                                      -------    --------    --------

     ADMISSIONS. Grandstand ticket prices at the Company's NASCAR-sanctioned events in 1998 range from $15.00 to $110.00. In general, as NASCAR increases sanctioning fees and purses, the Company raises ticket prices.
     SPONSORSHIP REVENUE. The Company's revenue from corporate sponsorships is paid in accordance with negotiated contracts. The identities of sponsors and the terms of sponsorship change from time to time. The Company currently has sponsorship contracts with such major manufacturing and consumer products companies as Coca-Cola, General Motors, Miller Brewing Company, Anheuser-Busch, NAPA, PrimeStar, Goody's, Save Mart, Chevrolet and Ford. Some contracts allow the sponsor to name a particular racing event, as in the "Coca-
                                       7

Cola 600" and the "UAW-GM Quality 500." Other consideration ranges from "Official Car" designation (as with Ford at AMS, and Chevrolet at BMS, CMS, SPR and TMS) to exclusive advertising and promotional rights in the sponsor's product category (as with Anheuser-Busch at AMS, BMS and TMS, Coors also at TMS, and Miller at CMS). None of the Company's event sponsors accounted for as much as 5% of total revenues in 1997.
     BROADCAST REVENUE. The Company has negotiated contracts with television networks and stations for the broadcast coverage of all of its NASCAR-sanctioned events. The Company has contracts with ABC, CBS, ESPN, TBS and TNN covering events at AMS, BMS, CMS, SPR and TMS. The Company also broadcasts its AMS, CMS and TMS Winston Cup Series races over its proprietary Performance Racing Network ("PRN"), which is syndicated to more than 450 stations. In 1998, the Company is planning to carry events at BMS and SPR over PRN. PRN also sponsors a weekly racing-oriented program throughout the NASCAR season, which is syndicated to more than 160 stations. The Company derives revenue from the sale of commercial time on PRN. None of the Company's broadcast contracts accounted for as much as 5% of total revenues in 1997.
     OTHER REVENUE. The Company derives other revenue from the sale of souvenirs and concessions, from fees paid for catering "hospitality" receptions and private parties and from parking. In addition, upon completion, the Company's speedway facilities will include a total of approximately 550 luxury suites available for leasing to corporate sponsors or others at current 1998 annual rates ranging from $18,000 to $100,000. CMS has also constructed 40 open-air boxes, each containing 32 seats, which are currently available for renting by corporate sponsors or others at annual rates of up to $27,600. The Company's tracks and related facilities often are leased to others for use in stock car driving lessons; for testing, research and development of race cars and racing products; for use as a setting for commercials and motion pictures; and for other outdoor events. The Company also derives other revenue from the sale of Legend and Bandolero cars and parts.
     QUAD-CITIES INTERNATIONAL RACEWAY PARK. In October 1996, the Company signed a joint management and development agreement with Quad-Cities International Raceway Park. The Company will serve in an advisory capacity for the development of a multi-use facility, which includes a speedway in northwest Illinois. The agreement also grants the Company the option to purchase up to 40% equity ownership in the facility. The option has not been exercised.
  LEGENDS CARS AND THE LEGENDS CIRCUIT
     Introduced by the Company in 1992, Legends Cars are 5/8-scale versions of the modified cars driven by legendary early NASCAR racers. Designed primarily to race on "short" tracks of 3/8-mile or less, they are currently available in eight body styles modeled after classic sedans and coupes. Legends Circuit races, at CMS and elsewhere, are sanctioned by the Company's subsidiary, 600 Racing. More than 1,100 sanctioned races were held nationwide in 1997. Since 1995, Legends Cars have been manufactured by 600 Racing at a leased 92,000-square-foot facility located approximately two miles from CMS.
     Management believes that the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $12,900. At these retail prices, management believes that Legends Cars are economically affordable to a new group of racing enthusiasts who otherwise could not race on an organized circuit. A small percentage of these cars are purchased for "show" rather than racing. Legends Cars are not designed for general road use. Cars and parts are currently marketed and sold through approximately 39 distributors doing business in approximately 33 states, Canada, England, and Australia.
     In late 1997, 600 Racing released a new "Bandolero" line of smaller, lower-priced, entry level stock cars, which is expected to appeal to younger racing enthusiasts. The Company intends to further broaden the Legends Car Circuit in 1998, increasing the number of sanctioned races and tracks at which Legend and Bandolero Car races are held. In 1998, 600 Racing also plans to start conducting sanctioned Legend and Bandolero Car races at AMS and TMS, as well as again at CMS.
  OTHER ACTIVITIES
     The Company also owns Smith Tower, a seven-story, 135,000 square foot building adjoining the main grandstand and overlooking the principal track at CMS. Smith Tower houses the Speedway Club, the corporate offices of CMS and office space leased to others. The Speedway Club is an exclusive dining and entertainment facility located on the fifth and sixth floors of Smith Tower. Open year-round, it is a focal point of the Company's
                                       8
efforts to improve the amenities and enhance the comfort of its facilities for the benefit of spectators. The Company is constructing a similar office tower adjoining the main grandstand and overlooking the track at TMS. This TMS tower is to house The Texas Motor Speedway Club and corporate offices. The Company is currently conducting a membership drive for The Texas Motor Speedway Club, which is planned to be a dining-entertainment club and a health-fitness club. Construction of the TMS tower is expected to be completed in 1999.
     The Company has built 46 trackside condominiums at AMS of which 39 were sold at December 31, 1997. Also, the Company is building 76 condominiums at TMS above turn two of the speedway, 65 of which were contracted for sale. It built and sold 40 trackside condominiums at CMS in the 1980's and another 12 units at CMS from 1991 to 1994. Some are used by team owners and drivers, which is believed to enhance their commercial appeal.
COMPETITION
     The Company is the leading motorsports promoter in the local markets served by AMS, BMS, CMS, SPR and TMS and competes regionally and nationally with other track owners to sponsor events, especially NASCAR, IRL and NHRA sanctioned events. The Company also must compete for spectator interest with all forms of professional and amateur spring, summer and fall sports conducted in and near Atlanta, Bristol, Charlotte, Fort Worth, and Sonoma. The Company also competes for attendance with a wide range of other entertainment and recreational activities available in the Southeast, Southwest and Northern California regions.
EMPLOYEES
     As of December 31, 1997, the Company had approximately 600 full-time employees and 100 part-time employees. The Company hires temporary employees to assist during periods of peak attendance at its events. None of the Company's employees are represented by a labor union. Management believes that the Company enjoys a good relationship with its employees.
ENVIRONMENTAL MATTERS
     Solid waste landfilling has occurred on and around the Company's property at CMS for many years. Landfilling of general categories of municipal solid waste on the CMS property ceased in 1992. There are two landfills currently operating at CMS, however, that are permitted to receive inert debris and waste from land clearing activities ("LCID" landfills). Two other LCID landfills on the CMS property were closed in 1994. CMS intends to allow similar LCID landfills to be operated on the CMS property in the future. CMS also leases certain CMS property to a subsidiary of Browning-Ferris Industries, Inc. ("BFI") for use as a construction and demolition debris landfill (a "C&D" landfill), which can receive solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but cannot receive inert debris, land-clearing debris or yard debris. In addition, the subsidiary of BFI owns and operates an active solid waste landfill adjacent to CMS. Management believes that the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property.
     Portions of the inactive solid waste landfill areas on the CMS property are subject to a groundwater monitoring program and data are submitted to the North Carolina Department of Environment and Natural Resources ("DENR"). DENR has noted that data from certain groundwater sampling events have indicated levels of certain regulated compounds that exceed acceptable trigger levels and organic compounds that exceed regulatory groundwater standards. DENR has not acted to require any remedial action by the Company at this time with respect to this situation. It is possible that action could be required of the Company by DENR in the future with respect to this situation, which could require the Company to incur costs that could be material.
     Management believes that the Company's operations, including the landfills on its property, are in substantial compliance with all applicable federal, state and local environmental laws and regulations. Nonetheless, if damage to persons or property or contamination of the environment is determined to have been caused by the conduct of the Company's business or by pollutants, substances, contaminants or wastes used, generated or disposed of by the Company, or which may be found on the property of the Company, the Company may be held liable for such damage and may be required to pay the cost of investigation or remediation, or both, of such contamination or damage caused thereby. The amount of such liability, as to which the Company is self-insured,
                                       9
could be material. Changes in federal, state or local laws, regulations or requirements, or the discovery of previously unknown conditions, could require additional expenditures by the Company.
PATENTS AND TRADEMARKS
     The Company has trademark rights in "Atlanta Motor Speedway" and "Charlotte Motor Speedway." It also has trademark rights concerning its Legends Cars, "600 Racing" and its corporate logos. Trademark and service mark registrations are pending with respect to "Speedway Motorsports," "Bristol Motor Speedway," "Sears Point Raceway" and "Texas Motor Speedway." The Company also has two patent applications pending with respect to its Legends Car technology. Management's policy is to protect its intellectual property rights zealously, through litigation if need be, chiefly because of their proprietary value in souvenir sales and market recognition.
ITEM 2. PROPERTIES
     ATLANTA MOTOR SPEEDWAY. AMS is located on 870 acres of Company-owned land in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. Built in 1960, today it is a modern, attractive facility. In 1996, the Company completed 17 new suites at AMS, reconfigured AMS's main entrances and expanded on-site roads to ease congestion caused by the increases in attendance. In November 1997, the Company completed major renovations at AMS, including its reconfiguration into a "state-of-the-art" 1.54 mile, quad-oval superspeedway, the addition of approximately 22,000 permanent seats, including 58 new suites, and changing the start-finish line location. Other significant improvements in 1997 include new scoreboards, new garage areas, and new infield media and press box centers. At December 31, 1997, AMS had permanent seating capacity of approximately 124,000, including 141 new luxury suites. AMS is planning to install lighting for its inaugural IRL night race in August 1998. In addition, AMS has constructed 46 condominiums overlooking the Atlanta speedway and is in the process of selling the seven remaining condominiums.
     AMS currently sponsors two major NASCAR Winston Cup events annually, one in March and one in November. Additionally, a Busch Grand National race and two Automobile Racing Club of America (ARCA) races are also held annually, each preceding a Winston Cup event. In 1998, AMS is hosting an IRL racing event.
     BRISTOL MOTOR SPEEDWAY. In January 1996, the Company acquired 100% of the capital stock of BMS. BMS is located on approximately 550 acres in Bristol, Tennessee and is a one-half mile, lighted, 36-degree banked concrete oval. BMS also owns and operates a one-quarter mile lighted dragstrip. BMS is one of the most popular facilities in the Winston Cup circuit among race fans due to its 36 degree banked turns and lighted nighttime races. Management believes that spectator demand for its Winston Cup events at BMS exceeds existing permanent seating capacity. In 1996, at BMS, the Company added approximately 6,000 permanent grandstand seats and relocated various souvenir, concessions and restroom facilities to the mezzanine level at BMS to increase spectator convenience and accessibility. In 1997, at BMS, the Company added approximately 39,000 permanent grandstand seats, constructed 55 new suites for a net increase of 31, and made other site improvements. At December 31, 1997, BMS had permanent seating capacity of approximately 116,000, including 55 luxury suites. In 1998, at BMS, the Company expects to add approximately 17,000 permanent seats, featuring a new stadium-style terrace section, including 42 new luxury suites, and make other site improvements.
     BMS currently sponsors four major NASCAR-sanctioned racing events annually comprised of two Winston Cup and two Busch Grand National events.
     CHARLOTTE MOTOR SPEEDWAY. CMS is located in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. On Winston Cup race days it uses more than 1,000 acres of land, some of which is leased from others. CMS was among the first few superspeedways built and today is a modern, attractive facility. The principal track is a 1.5-mile banked asphalt quad-oval facility in excellent condition, having been repaved in 1994, and was the first superspeedway in North America lighted for nighttime racing. CMS also has three lighted "short" tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), as well as a 2.25-mile asphalt road course. The Company has consistently improved and increased spectator seating arrangements at CMS. In 1997, at CMS, the Company added a "state-of-the-art" 25,000 seat grandstand, featuring a unique mezzanine level concourse and 26 new suites, and made other site improvements. At December 31, 1997, CMS had permanent seating capacity of approximately 135,000, including 109 luxury suites. In 1998, at CMS, the Company expects to add approximately 12,000 permanent seats, including 12 new luxury suites, further expand parking areas to accommodate the increases in attendance and to ease congestion, and make other site improvements.
                                       10

     CMS currently sponsors three major NASCAR Winston Cup events annually, two in May and one in October. Additionally, two Busch Grand National and two ARCA races are held annually, each preceding a Winston Cup event. In 1998, CMS is also hosting an IRL racing event.
     SEARS POINT RACEWAY. SPR, located on approximately 1,500 acres in Sonoma, California, consists of a 2.52-mile, twelve-turn road course, a one-quarter mile dragstrip, and a 157,000 square foot industrial park. SPR currently does not have permanent seating capacity but provides temporary seating and suites for approximately 18,000 spectators in addition to other general admission seating arrangements along its 2.52 mile road course. In 1997, at SPR, the Company made various parking, road improvements and grading changes to improve spectator sight lines, and to increase and improve seating and facilities for spectator and media amenities. SPR plans to further expand and improve seating and viewing areas in 1998 to increase spectator comfort and enjoyment. Spectator parking areas are being significantly expanded to accommodate the increases in attendance and to ease congestion. Also in 1998, the Company expects to begin major renovations at SPR, including its reconfiguration into a "stadium-style" road racing course, the addition of approximately 44,000 permanent seats, and improving and expanding concessions, restroom and other fan amenities facilities.
     SPR currently sponsors a major NASCAR-sanctioned Winston Cup racing event annually. Additional annual events include a NASCAR-sanctioned Craftsman Truck Series, a National Hot Rod Association ("NHRA") Winston Drag Racing Series, as well as American Motorcycle Association and the Sports Car Club of America
(SCCA), racing events. The racetrack is also rented throughout the year by various organizations, including SCCA, major automobile manufacturers, and other car clubs.
     TEXAS MOTOR SPEEDWAY. TMS, located on approximately 1,360 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway with a permanent seating capacity of approximately 150,000, including 194 suites, and 76 planned condominiums. TMS, the second-largest sports facility in the United States in terms of permanent seating capacity, hosted its first major NASCAR Winston Cup race on April 6, 1997, preceded by a Busch Grand National race. TMS was designed to maximize spectator comfort and enjoyment, and further design improvements are expected at TMS as management acquires operating experience with this new facility. The TMS facilities are subject to a lease transaction with the Fort Worth Sports Authority as of December 31, 1997. See
Note 4 to the Consolidated Financial Statements for information on the terms and conditions of the lease transaction. In early 1998, TMS expects to complete the construction of 76 condominiums above turn-two overlooking the speedway, 65 of which have been contracted for sale.
     In 1998, TMS is currently hosting one major NASCAR Winston Cup event, preceded by a Busch Grand National racing event. TMS is also hosting a NASCAR-sanctioned Craftsman Truck Series event and two IRL racing events. Management is actively pursuing the scheduling of additional motorsports racing and other events at TMS. Other events will be announced as they are scheduled.
ITEM 3. LEGAL PROCEEDINGS
     The Company is a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.
     On October 31, 1997, the Company reached a final settlement with the Internal Revenue Service (IRS) involving AMS, as the successor in interest to BND, Inc. (BND), for deficient income taxes and interest related to BND's income tax returns for certain years. The IRS had alleged that, during the acquisition of AMS in 1990, BND's merger into AMS, resulted in a taxable gain to BND, and eliminated a net operating loss carryback to the tax return filed for 1988. The settlement included taxes payable of approximately $2,900,000 plus interest which have been reflected in the December 31, 1997 Consolidated Financial Statements as an increase to goodwill arising from the AMS acquisition and a charge to previously established accruals, respectively.
     On April 23, 1996, the Northwest Independent School District (the "Texas School District"), within whose borders TMS is located, filed a complaint against TMS, among others, in a case styled Northwest Independent School District v. City of Fort Worth, FW Sports Authority, Inc., the Governor of Texas, the Comptroller of
                                       11

Public Accounts of Texas, the Attorney General and Texas Motor Speedway, Inc. (the "School District Litigation"). The School District Litigation was filed in State District Court of Travis County, Texas seeking a judgement that the statutory basis for any claimed tax exemption for TMS is unconstitutional under the Texas Constitution and that TMS will be required to pay ad valorem taxes on the TMS facility. The Texas School District has the power to levy ad valorem taxes against TMS if the TMS facility is not exempt property. All defendants successfully moved for dismissal on the grounds that the School District Litigation had been improperly brought in Travis County, Texas, rather than in the county in which TMS is located, as provided in Texas statutory procedural rules for challenging claims of ad valorem tax exemptions. In June 1997, the Texas Court of Appeals, an intermediate appellate court in Austin, Texas denied the Texas School District's appeal and sustained the dismissal by the state district court. Subsequently, the Texas School District filed an administrative protest with the Denton County, Texas Tax Appraisal District, which substantially realleges the allegations expressed originally in the School District Litigation and challenges the tax exempt status of the TMS facility. By order entered on June 19, 1997, the Denton County, Texas Tax Appraisal District confirmed the tax exempt status of the TMS properties. The Texas School District appealed that order in state district court. The Company will vigorously contest any attempt to declare the TMS facilities taxable. Management is unable to quantify with any certainty the tax effect on the Company of any outcome in this matter.
     On December 18, 1996, TMS conveyed its facility properties to the FW Sports Authority, a non-profit corporate instrumentality of the City of Fort Worth, Texas, for a specified amount payable over 30 years from incremental tax funds collected on non-exempt properties located within the boundaries of a reinvestment zone established by the City. TMS simultaneously entered into a lease with the FW Sports Authority ("TMS Lease") with an option to repurchase the properties under specified conditions. The TMS Lease is a "triple-net" lease and TMS is, therefore, required to pay all costs of maintenance, upkeep and insurance relating to the TMS facility and is entitled to receive all revenues therefrom. Because the properties are owned by a public instrumentality and are to be used for public recreational purposes, the TMS facility properties are listed as exempt from ad valorem taxes on the property tax rolls of the Tarrant and Denton County Tax Appraisal Districts. Like other publicly owned professional sports facilities, significant ad valorem tax savings are expected over the next 30 years. Should the Texas School District successfully challenge the ad valorem tax exemption, the TMS Lease provides that all taxes levied on the TMS facility properties, including any claims for back taxes, are payable by TMS and the Company. A bill was recently introduced in the Texas Legislature seeking to prohibit non-profit corporate instrumentalities, like the FW Sports Authority, from owning and leasing sports and recreational facilities unless the voters of the sponsoring City have affirmatively voted for certain sales taxes. The Company intends to vigorously oppose the passage of this bill and to make all legal challenges to the bill should it become law. No assurance can be given that the Company will be successful in protecting the tax exempt status of the TMS facility. If the TMS facility loses its tax exempt status, the TMS Lease provides TMS with a purchase option that is immediately exercisable provided that TMS continues to operate the speedway as a motorsports facility for 15 years.

        On March 13, 1998, a civil complaint was filed in the United States District Court of New Jersey in a matter styled "Atlantic City Racing Association v. Sonic Financial Corp. and Speedway Motorsports, Inc." (the "ACRA Complaint"). The ACRA Complaint alleges that Sonic Financial and the Company refused to close a purchase agreement concerning land to be sold to Sonic Financial by the plaintiff. The plaintiff claims that Sonic Financial and the Company misrepresented their intention to close the transaction, breached the purchase agreement and acted in bad faith thereby entitling the plaintiff to specific performance as well as unspecified compensatory and punitive damages, interest, attorneys fees, cost of suit and other relief. The Company denies the allegations of the ACRA Complaint and will defend itself vigorously. The Company was not a party to the agreement in question. Furthermore, the agreement specifically states that the sole remedy of the seller is liquidated damages of $100,000 and that the prospective buyer could terminate for a number of reasons.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

                                    PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     The common stock of SMI, $.01 per share (the "Common Stock"), is currently traded on the New York Stock Exchange ("NYSE") under the symbol "TRK." The Common Stock has traded on the NYSE since the Company's initial public offering (the "IPO") in February 1995. As of February 27, 1998, with giving effect to the Stock Split, 41,481,803 shares of Common Stock were outstanding and there were approximately 3,017 record holders of Common Stock.
     On February 9, 1996, SMI's Board of Directors approved the two for one Stock Split effected as of March 15, 1996 in the form of a 100% Common Stock dividend payable to stockholders of record as of February 26, 1996.
     In April 1997, the Company's Board of Directors and stockholders approved an increase in the authorized common stock of SMI from 100,000,000 to 200,000,000 shares.
                                       12

     The Company intends to retain future earnings to provide funds for the operation and expansion of its business. As a holding company, the Company will depend on dividends and other payments from AMS, BMS, CMS, SPR and TMS and its other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and operating expense requirements.
     The Company does not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of dividends on the Common Stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. Furthermore, the Credit Facility and Senior Subordinated Notes (as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and " -- Dividends", and in Note 5 to the Consolidated Financial Statements) includes covenants which preclude the payment of dividends.
     The following table sets forth the high and low closing sales prices for the Company's Common Stock, as reported by the NYSE Composite Tape for each calendar quarter during the periods indicated, as adjusted to reflect the Stock Split.

                                  1996                                      HIGH        LOW
------------------------------------------------------------------------   -------    -------
First Quarter...........................................................   $28.250    $13.875
Second Quarter..........................................................    30.250     25.125
Third Quarter...........................................................    29.625     22.625
Fourth Quarter..........................................................    27.125     18.750

                                  1997
------------------------------------------------------------------------
First Quarter...........................................................    25.125     19.250
Second Quarter..........................................................    24.125     20.750
Third Quarter...........................................................    24.563     20.688
Fourth Quarter..........................................................    24.813     21.750

     On September 23, 1997, the Company issued 20,000 shares of Common Stock to William P. Benton, a director of the Company, pursuant to his exercise of certain options granted to him under the Company's Formula Stock Option Plan (the "Formula Plan") at an exercise price of $14.94 per share. The securities were not registered under the Securities Act of 1933 , as amended (the "Act"), in reliance upon the exemption from registration provided by Section 4(2) of the Act, in view of the sophistication of the foregoing purchaser, his access to material information, the disclosures actually made to him by the Company and the absence of any general solicitation or advertising.
     On January 2, 1997, the Company issued, pursuant to the Formula Plan, options exercisable for 20,000 shares of Common Stock to Mark M. Gambill, a director of the Company, and 20,000 shares of Common Stock to Mr. Benton. These options vest six months after issuance; expire on their tenth anniversary; and are exercisable at a price of $20.63 per share. These securities were not registered under the Act because such grants were made without consideration to the Company and, consequently, do not constitute offers or sales within the meaning of Section 5 of the Act.
     On December 11, 1997, the Company, issued pursuant to the Company's
1994 Stock Option Plan (the "1994 Stock Option Plan"), options exercisable for 90,000 shares of Common Stock to thirteen employees participating in the 1994 Stock Option Plan. These options vest six months after issuance; expire on their tenth anniversary; and are exercisable at a price of $23.50 per share. These securities were not registered under the Act because such grants were made without consideration to the Company and, consequently, do not constitute offers or sales within the meaning of Section 5 of the Act.
ITEM 6. SELECTED FINANCIAL DATA
     The following selected financial data for the five years ended December 31, 1997 have been derived from audited financial statements. The financial statements for each of the three years ended December 31, 1997 were audited by Deloitte & Touche LLP, independent auditors, and these financial statements and auditors' report are contained elsewhere herein. All of the data set forth below are qualified by this reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements (including the Notes thereto), and its
                                       13

"Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                         YEAR ENDED DECEMBER 31:
                                                          ------------------------------------------------------
                                                           1993       1994        1995        1996        1997
                                                          -------    -------    --------    --------    --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA(1)
Revenues:
  Admissions...........................................   $27,727    $31,523    $ 36,569    $ 52,451    $ 94,032
  Event-related revenue................................    22,115     24,814      27,783      36,414      83,177
  Other operating revenue..............................     4,726      8,200      11,221      13,248      14,917
                                                          -------    -------    --------    --------    --------
       Total revenues..................................    54,568     64,537      75,573     102,113     192,126
                                                          -------    -------    --------    --------    --------
Operating Expenses:
  Direct expense of events.............................    17,778     18,327      19,999      30,173      65,347
  Other direct operating expense.......................     3,715      6,110       7,611       8,005       9,181
  General and administrative...........................    10,629     11,812      13,381      16,995      31,623
  Non-cash stock compensation(2).......................        --      3,000          --          --          --
  Depreciation and amortization........................     4,375      4,500       4,893       7,598      15,742
  Preoperating expense of new facility(3)..............        --         --          --          --       1,850
                                                          -------    -------    --------    --------    --------
       Total operating expenses........................    36,497     43,749      45,884      62,771     123,743
                                                          -------    -------    --------    --------    --------
Operating income.......................................    18,071     20,788      29,689      39,342      68,383
Interest income (expense), net.........................    (4,128)    (3,855)        (24)      1,316      (5,313)
Other income...........................................     1,435      1,592       3,625       2,399         991
                                                          -------    -------    --------    --------    --------
Income from continuing operations before income
  taxes................................................    15,378     18,525      33,290      43,057      64,061
Provision for income taxes.............................     6,137      8,055      13,700      16,652      25,883
                                                          -------    -------    --------    --------    --------
Income from continuing operations......................     9,241     10,470      19,590      26,405      38,178
Discontinued operations................................       (38)      (294)         --          --          --
                                                          -------    -------    --------    --------    --------
Income before extraordinary item.......................     9,203     10,176      19,590      26,405      38,178
Extraordinary item, net................................        --         --        (133)         --          --
                                                          -------    -------    --------    --------    --------
Net income.............................................   $ 9,203    $10,176    $ 19,457    $ 26,405    $ 38,178
                                                          -------    -------    --------    --------    --------
                                                          -------    -------    --------    --------    --------
Income from continuing operations applicable to
  Common Stock(4)......................................              $ 7,464    $ 19,590    $ 26,405    $ 38,178
                                                                     -------    --------    --------    --------
                                                                     -------    --------    --------    --------
Income per share from continuing operations applicable
  to Common Stock -- basic (5).........................              $  0.25    $   0.53    $   0.65    $   0.92
                                                                     -------    --------    --------    --------
                                                                     -------    --------    --------    --------
Weighted average shares outstanding -- basic (5).......               30,000      36,663      40,476      41,338
                                                                     -------    --------    --------    --------
                                                                     -------    --------    --------    --------
Income per share from continuing operations applicable
  to Common Stock -- diluted (5).......................              $  0.25    $   0.52    $   0.64    $   0.89
                                                                     -------    --------    --------    --------
                                                                     -------    --------    --------    --------
Weighted average shares outstanding -- diluted (5).....               30,400      37,275      41,911      44,491
                                                                     -------    --------    --------    --------
                                                                     -------    --------    --------    --------
BALANCE SHEET DATA(1)
Total assets...........................................   $89,184    $93,453    $136,446    $409,284    $597,168
Long-term debt, including current maturities:
  Loans payable to NationsBank and others (6)..........    43,564     47,261       1,806      23,465       1,433
  Senior subordinated notes............................        --         --          --          --     124,674
  Convertible subordinated debentures..................        --         --          --      74,000      74,000
  Capital lease obligation.............................        --         --          --      18,165      19,433
Stockholders' equity...................................   $16,517    $19,232    $ 95,380    $204,735    $244,114

     (1) These data for 1993 to 1995 include AMS and CMS; for 1996 include BMS acquired in January 1996 and SPR acquired in November 1996; and for 1997 include TMS which hosted it first racing event on April 6, 1997. See Note 1 to the Consolidated Financial Statements.
     (2) On December 21, 1994, the Company granted options to nine employees to purchase an aggregate of 800,000 shares of Common Stock at an exercise price of $3.75 per share. As a result, the Company recorded a non-cash stock compensation charge of $3.0 million (before tax) in December 1994, which represents the difference between managements' estimate of the fair value of the Common Stock at the date of grant, after considering the then proposed initial public offering of the Company's stock, and the exercise price of the options granted.
     (3) Preoperating expenses consist of non-recurring and non-event related costs to develop, organize and open the Company's new superspeedway facility, Texas Motor Speedway, which hosted its first racing event on April 6, 1997.
     (4) These data for 1994 represent reported income from continuing operations less accretion in the estimated redemption value of certain warrants to purchase AMS stock. On December 16, 1994, AMS redeemed such warrants from NationsBank, N.A. (Carolinas).
     (5) The 1994 income per share from continuing operations applicable to common stock has been prepared on a pro forma basis to reflect the 30,000,000 common shares outstanding after giving effect to a restructuring whereby AMS and CMS became wholly-owned subsidiaries of SMI. Income per share from continuing operations applicable to common stock represents basic & diluted earnings per share. See Notes 2 and 6 to the Consolidated Financial Statements.
     (6) Other note payable represents a road construction loan of $1,806,000, $1,465,000 and $983,000 outstanding at December 31, 1995, 1996 and
         1997, respectively.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) appearing elsewhere herein.
OVERVIEW
     The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedway facilities, from the sale of food, beverage and souvenirs during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events, and from the licensing of television, cable network and radio rights to broadcast such events. The Company derives additional revenue from The Speedway Club, a dining and entertainment facility at CMS, Legends Car operations, and from Oil-Chem, a wholly-owned subsidiary, that produces an environmentally friendly motor oil additive that the Company intends to promote in conjunction with its speedways.
     The Company classifies its revenues as admissions, event-related revenues and other operating revenue. "Admissions" includes ticket sales for all of the Company's events. "Event related revenues" includes food, beverage and souvenir sales, luxury suite rentals, sponsorship fees and broadcast right fees. "Other operating revenue" includes the Speedway Club, Legends Car, SPR Industrial Park and Oil-Chem revenues.
     The Company classifies its expenses to include direct expense of events and other direct operating expense, among other things. "Direct expense of events" principally consists of race purses, sanctioning fees, cost of souvenir sales, compensation of certain employees and advertising. "Other direct operating expense" includes the cost of the Speedway Club and Legends Car sales, SPR Industrial Park rentals and Oil-Chem revenues.
     The Company's revenue items produce different operating margins. Sponsorships, broadcast rights, ticket sales and luxury suite rentals produce higher margins than concessions and souvenir sales, as well as Legends Car sales.
     The Company sponsors and promotes outdoor motorsports events. Weather conditions affect sales of tickets, concessions and souvenirs, among other things, at these events. Although the Company sells tickets well in advance of its events, poor weather conditions can have an effect on the Company's results of operations.
     Significant growth in the Company's revenues will depend on consistent investment in facilities. In addition to several capital projects underway at AMS, BMS, CMS and SPR, the construction of TMS was substantially completed before hosting its first major NASCAR Winston Cup race on April 6, 1997.
     The Company does not believe that its financial performance has been materially affected by inflation. The Company has been able to mitigate the effects of inflation by increasing prices.
IMPACT OF NEW ACCOUNTING STANDARDS
     In 1997, the Company adopted SFAS No. 128 "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share. The impact of adoption was not
                                       15
significant and required disclosures under SFAS No. 128 are presented in Note 6 to the Consolidated Financial Statements.
     In 1997, SFAS No. 130 "Reporting Comprehensive Income" was issued specifying that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption by the Company is not expected to result in presentation of comprehensive income or financial statements significantly different from that under current accounting standards for the foreseeable future.
AUTOMATED SYSTEMS AND THE YEAR 2000
     The ability of automated systems to recognize the date change from December 31, 1999 to January 1, 2000 is commonly referred to as the Year 2000 matter. Similar to most other organizations, the Company has assessed the potential impact of the Year 2000 matter on its operations based on current and foreseeable computer and other automated system applications. The Company believes any future costs associated with modifying its computer software and other automated systems for the Year 2000 matters will not be significant. RESULTS OF OPERATIONS
     The table below shows the relationship of income and expense items relative to total revenue for the years ended December 31, 1995, 1996 and 1997.

                                                                          PERCENTAGE OF TOTAL REVENUE
                                                                          FOR YEAR ENDED DECEMBER 31:
                                                                          ---------------------------
                                                                          1995       1996       1997
                                                                          -----      -----      -----
Revenues:
  Admissions...........................................................    48.4%      51.4%      48.9%
  Event-related revenue................................................    36.8       35.6       43.3
  Other operating revenue..............................................    14.8       13.0        7.8
                                                                          -----      -----      -----
     Total revenues....................................................   100.0%     100.0%     100.0%
                                                                          -----      -----      -----
Operating Expenses:
  Direct expense of events.............................................    26.5%      29.6%      34.0
  Other direct operating expense.......................................    10.0        7.8        4.8
  General and administrative...........................................    17.7       16.6       16.4
  Depreciation and amortization........................................     6.5        7.5        8.2
  Preoperating expense of new facility.................................      --         --        1.0
                                                                          -----      -----      -----
     Total operating expenses..........................................    60.7       61.5       64.4
                                                                          -----      -----      -----
Operating income.......................................................    39.3       38.5       35.6
Interest income (expense), net.........................................      --        1.3       (2.7)
Other income, net......................................................     4.7        2.4         .5
Income tax provision...................................................   (18.1)     (16.3)     (13.5)
                                                                          -----      -----      -----
Net income.............................................................    25.9%      25.9%      19.9%
                                                                          -----      -----      -----
                                                                          -----      -----      -----

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996
     TOTAL REVENUES. Total revenues for 1997 increased by $90.0 million, or 88.2%, to $192.1 million, over such revenues for 1996. This improvement was due to increases in all revenue items, particularly admissions and event related revenues.
     ADMISSIONS for 1997 increased by $41.6 million, or 79.3%, over admissions for 1996. This increase was due primarily to hosting major NASCAR Winston Cup series racing events at each of the Company's new speedways, TMS and SPR, to hosting IRL racing events at CMS and TMS, to hosting a NASCAR Craftsman Truck Series racing event at TMS, and to growth in NASCAR sanctioned racing events held at AMS, BMS, and CMS during the current year. The growth in admissions reflects the continued increases in attendance, additions to permanent seating capacity and, to a lesser extent, ticket prices.
                                       16

     EVENT RELATED REVENUE for 1997 increased by $46.8 million, or 128.4%, over such revenue for 1996. The increase was due primarily to hosting major NASCAR Winston Cup series racing events at the Company's new speedways, TMS and SPR, to hosting IRL racing events at CMS and TMS, to hosting a NASCAR Craftsman Truck Series racing event at TMS, to the growth in attendance, including related increases in concessions and souvenir sales, and to increases in broadcast rights and sponsorship fees.
     OTHER OPERATING REVENUE for 1997 increased by $1.7 million, or 12.6%, over such revenue for 1996. This increase was primarily attributable to operating revenues derived from Oil-Chem, and to rental revenues from SPR, which were acquired in April and November 1996, respectively, and to an increase in Speedway Club revenues.
     DIRECT EXPENSE OF EVENTS. Direct expense of events for 1997 increased by $35.2 million, or 116.6%, over such expense for 1996. This increase was due primarily to hosting major NASCAR Winston Cup series racing events at TMS and SPR, IRL racing events at CMS and TMS, and a NASCAR Craftsman Truck Series racing event at TMS, to higher operating costs associated with the growth in attendance and seating capacity at AMS, BMS and CMS, and to increases in the size of race purses and sanctioning fees required for NASCAR sanctioned racing events held during the current year. As a percentage of admissions and event related revenues combined, direct expense of events for 1997 was 36.9% compared to 34.0% for 1996. Such increase results primarily from proportionately higher operating expenses associated with TMS's inaugural race weekend, the inaugural IRL racing events at CMS and TMS, and at SPR, relative to operating margins historically achieved at the Company's other speedways.
     OTHER DIRECT OPERATING EXPENSE. Other direct operating expense for 1997 increased by $1.2 million, or 14.7%, over such expense for 1996. The increase occurred primarily due to the expenses associated with the increase in other operating revenues derived from SPR, Oil-Chem, and the Speedway Club.
     GENERAL AND ADMINISTRATIVE. As a percentage of total revenues, general and administrative expense decreased from 16.6% for 1996 to 16.4% for 1997. This improvement reflects continuing scale efficiencies associated with revenue increases outpacing increases in general and administrative expenses. General and administrative expense for 1997 increased by $14.6 million, or 86.1%, over such expense for 1996. The increase was due primarily to general and administrative expenses incurred during 1997 by Oil-Chem and SPR, acquired in April 1996 and November 1996, respectively, and at TMS, and to increases in operating costs associated with the growth and expansion at AMS, BMS and CMS.
     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for 1997 increased by $8.1 million, or 107.2%, over such expense for 1996. This increase was due to property and equipment of TMS placed into service upon hosting of its first racing event in April 1997, to additions to property and equipment at AMS, BMS and CMS, and from the property and equipment and goodwill and other intangible assets related to the acquisitions of SPR in 1996.
     PREOPERATING EXPENSE OF NEW FACILITY. Preoperating expenses for 1997 of $1.85 million consist of non-recurring and non-event related costs to develop, organize and open TMS.
     OPERATING INCOME. Operating income for the year ended December 31, 1997 increased by $29.0 million, or 73.8%, over such income for 1996. This increase was due to the factors discussed above.
     INTEREST INCOME (EXPENSE), NET. Interest expense, net for 1997 was $5.3 million, compared to interest income, net for 1996 of $1.3 million. This change was due to higher levels of average outstanding borrowings for construction funding during 1997 as compared to 1996. The change also reflects the capitalizing of $5.8 million in interest costs incurred during 1997 on TMS and other construction projects compared to $2.8 million for 1996.
     OTHER INCOME. Other income for 1997 decreased by $1.4 million over such income for 1996. This decrease was primarily due to fewer gains recognized on sales of marketable equity securities during 1997 as compared to 1996. In addition, the decrease reflects recognition of the Company's loss in equity method investee of $97,000 in 1997 as compared to equity income of $371,000 for 1996.
     PROVISION FOR INCOME TAXES. The Company's effective income tax rate was approximately 40% for 1997 and 39% for 1996.
                                       17

     NET INCOME. Net income for 1997 increased by $11.8 million, or 44.6%, compared to 1996. This increase was due to the factors discussed above.
  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995
     TOTAL REVENUES. Total revenues for 1996 increased by $26.5 million, or 35.1%, to $102.1 million, over such revenues for 1995. This improvement was due to increases in all revenue items, particularly admissions and event related revenues. ADMISSIONS for 1996 increased by $15.9 million, or 43.4%, over admissions for 1995. This increase was due primarily to the acquisition of BMS in January 1996, which hosted race events in the first and third quarters of 1996, and to growth in admissions to NASCAR-sanctioned racing events. The growth in admissions reflects the continued increases in attendance, additions to permanent seating capacity and price increases. EVENT RELATED REVENUE for 1996 increased by $8.6 million, or 31.1%, over such revenue for 1995. This increase was due primarily to the acquisition of BMS, the growth in admissions, including related increases in concessions and souvenir sales, to increases in sponsorship and broadcast right fees, and to increased rental revenue from newly constructed VIP suites. OTHER OPERATING REVENUE for 1996 increased by $2.0 million, or 18.1%, over such revenue for 1995. Legends Car revenues accounted for the substantial portion of this increase.
     DIRECT EXPENSE OF EVENTS. Direct expense of events for 1996 increased by $10.2 million, or 50.9%, over such expense for 1995. Such increase was due primarily to the acquisition of BMS, to increased operating costs associated with the growth in attendance and seating capacity at AMS and CMS, and to increases in the size of purses and sanctioning fees required for NASCAR-sanctioned racing events.
     OTHER DIRECT OPERATING EXPENSE. Other direct operating expense for 1996 increased by $394,000, or 5.2%, over such expense for 1995. The increase was due primarily to increased revenues overall, and the change in sales mix to higher margin part sales, for Legends Cars compared to 1995.
     GENERAL AND ADMINISTRATIVE. As a percentage of total revenues, general and administrative expense decreased from 17.7% for 1995 to 16.6% for 1996. This improvement reflects continuing scale efficiencies associated with revenue increases outpacing increases in general and administrative expenses. General and administrative expense for 1996 increased by $3.6 million, or 27.0%, over such expense for 1995. This change was due primarily to general and administrative expenses incurred at BMS which was acquired in the first quarter of 1996, and to a lesser extent, an increase in the average compensation of employees.
     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for 1996 increased by $2.7 million, or 55.3%, over such expense for 1995. This increase was due primarily to additions to property and equipment at CMS and AMS and from the property and equipment and goodwill and other intangible assets related to the acquisition of BMS.
     OPERATING INCOME. Operating income for 1996 increased by $9.7 million, or 32.5%, over such income for 1995. This increase was due to the factors discussed above.
     INTEREST INCOME (EXPENSE), NET. Interest income, net for 1996 was $1.3 million, compared to interest expense, net for 1995 of $24,000. This change was due to higher levels of cash invested, from the public stock offering that occurred in April 1996 and the convertible subordinated debentures offered in October 1996, as compared to 1995. The change was also due to capitalizing $2.8 million in interest costs incurred in 1996 on TMS and other construction projects. Interest costs capitalized in 1995 were insignificant.
     OTHER INCOME. Other income for 1996 decreased by $1.2 million from such income for 1995. This change was due primarily to decreased sales of AMS condominiums and CMS land.
     PROVISION FOR INCOME TAXES. The Company's effective income tax rate was approximately 39% for 1996 and 41% for 1995.
     INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM. Income before extraordinary item for 1996 increased by $9.8 million, or 29.3%, over such income for 1995, due to the factors discussed above.
     EXTRAORDINARY ITEM, NET. Upon repaying the long-term debt, related net debt issuance costs previously amortized were written off in 1995, as an extraordinary item. There were no similar charges in 1996.
                                       18

     NET INCOME. Net income for 1996, when compared to 1995, reflects improved earnings in the Company's historical operations, and an increase in income due to the newly acquired BMS facility which hosted two NASCAR sanctioned racing events in 1996.
SEASONALITY AND QUARTERLY RESULTS
     The Company has derived a substantial portion of its 1997 total revenues from admissions and event-related revenue attributable to 15 NASCAR-sanctioned races held in March, April, May, August, October and November. As a result, the Company's business has been, and is expected to remain, highly seasonal. In 1996 and 1997, the Company's second and fourth quarters accounted for 75% and 78%, respectively, of its total annual revenues and 96% and 100%, respectively, of its total annual operating income. During 1997, the Company's second quarter represented a significantly higher percentage of annual revenues and operating income as a result of the addition of racing events at TMS and the scheduling of racing events at SPR. The Company sometimes produces minimal operating income or losses during its first and third quarters, when it hosts only one NASCAR race weekend. The concentration of the Company's racing events in the second quarter and the growth in the Company's operations with attendant increases in overhead expenses will tend to increase operating losses in future first and third quarters. Additionally, race dates at the Company's various facilities may from time to time be changed, lessening the comparability of the financial results of quarters between years and increasing or decreasing the seasonal nature of the Company's business.

                                            1996 (UNAUDITED)                                    1997 (UNAUDITED)
                            ------------------------------------------------    -------------------------------------------------
                              1ST       2ND       3RD       4TH                   1ST       2ND        3RD       4TH
                            QUARTER   QUARTER   QUARTER   QUARTER    TOTAL      QUARTER   QUARTER    QUARTER   QUARTER    TOTAL
                            -------   -------   -------   -------   --------    -------   --------   -------   -------   --------
                                                       (IN THOUSANDS, EXCEPT NASCAR-SANCTIONED EVENTS)
Total revenues.............. $12,330  $40,816   $13,505   $35,462   $102,113    $15,453   $104,141   $26,384   $46,148   $192,126
Operating income (loss).....    963   20,299       438    17,642      39,342    (1,065 )    51,155      768    17,525      68,383
Net income (loss)...........    387   13,293       685    12,040      26,405      (263 )    29,517     (981 )   9,905      38,178
NASCAR-sanctioned events....      2        5         2         3          12         2           8        2         3          15

LIQUIDITY AND CAPITAL RESOURCES
     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings, and other debt and equity offerings. The Company has expended significant amounts of cash in 1997 for the construction of TMS and the improvement and expansion of AMS, BMS, and CMS. The Company's financial condition and liquidity changed during 1997 principally due to: (1) net cash generated by operations for 1997 amounting to $81.0 million; (2) net long-term borrowings of $102.6 million during 1997; and (3) capital expenditures during 1997 amounting to $162.0 million.
     In August 1997, the Company obtained from a syndicate of banks led by NationsBank N.A., a long-term, unsecured, senior revolving replacement credit facility with an overall borrowing limit of $175,000,000 and a sub-limit of $10,000,000 for standby letters of credit (the "Credit Facility"). There were no outstanding borrowings under the Credit Facility at December 31, 1997. The Credit Facility agreement replaces the Company's former credit facility, which was repaid and retired with proceeds from the Senior Notes described below. Borrowings are permitted under the Credit Facility for the following purposes:
(i) financing seasonal working capital needs, (ii) financing capital expenditures, including the purchasing of SPR's real property and additional improvements at each of its speedways, (iii) refinancing existing debt and (iv) other corporate purposes. Although the Credit Facility is unsecured, the Company has agreed not to pledge its assets to any third-party. See Note 5 to the Consolidated Financial Statements for discussion of additional terms and restrictive covenants of the Credit Facility. The Credit Facility closed concurrently with the Senior Notes.
     In August 1997, the Company completed a private placement of 8 1/2% senior subordinated notes (the "Senior Notes") in the aggregate principal amount of $125,000,000. The Senior Notes are unsecured, mature in August 2007 and are redeemable at the Company's option after August 15, 2002. Interest payments are due semi-annually on February 15 and August 15 commencing February 15, 1998. Net proceeds after commissions and discounts amounted to $121,548,000 which were used to retire and repay then outstanding borrowings under the former credit facility, fund construction costs and for working capital needs of the Company. The Senior Notes and Credit Facility agreements contain cross-default provisions. See Note 5 to the Consolidated Financial Statements for discussion of additional terms and restrictive covenants of the Senior Notes.
                                       19

     Company management anticipates that cash from operations and funds available through the Credit Facility will sustain the Company's operating needs through 1998, including planned capital expenditures at its speedway facilities and exercise of the SPR purchase option on February 17, 1998 as further described below. Based upon the anticipated future growth and financing requirements of the Company, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities. CAPITAL EXPENDITURES
     Significant growth in the Company's revenues depends, in a large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. The Company substantially completed construction of TMS on March 31, 1997, hosting its first major NASCAR Winston Cup race on April 6, 1997. TMS is the second-largest sports facility in the United States with permanent seating capacity of approximately 150,000, including 194 suites, and 76 planned condominiums. Currently, a number of significant capital projects are underway.
     In 1997, the Company added more than 236,000 permanent seats, including the opening of TMS. In 1997, the Company completed major renovations at AMS, including its reconfiguration into a "state-of-the-art" 1.54 mile, quad-oval superspeedway, the addition of approximately 22,000 permanent seats, including 58 new suites, and changing the start-finish line location. In 1997, at BMS, the Company constructed 55 new suites for a net increase of 31, added approximately 39,000 permanent grandstand seats, and relocated various souvenir, concessions and restroom facilities to the mezzanine level to increase spectator convenience and accessibility. In 1997, at CMS, the Company added a "state-of-the-art" 25,000 seat grandstand, featuring a unique mezzanine level concourse and 26 new suites, and made other site improvements. In 1997, at SPR, the Company made various parking, road improvements and grading changes to improve spectator sight lines, and to increase and improve seating and facilities for spectator and media amenities.
     In 1998, AMS is planning to install lighting for its inaugural IRL night race in August. At BMS, the Company expects in 1998 to add approximately 15,000 permanent seats, featuring a new stadium-style terrace section, including 35 new luxury suites, and make other site improvements. In 1998, at CMS, the Company expects to add approximately 12,000 permanent seats, including 12 new luxury suites. SPR plans to further expand and improve seating and viewing areas in 1998 to increase spectator comfort and enjoyment. The Company expects to begin major renovations at SPR, including its reconfiguration into a "stadium-style" road racing course, the addition of approximately 44,000 permanent seats, and improving and expanding concessions, restroom and other fan amenities facilities. The Company continues to improve and expand fan amenities, as well as reconfiguring traffic patterns, entrances, and expanding on-site roads and significantly increasing available parking to ease congestion caused by the growth in attendance, consistent with management's commitment to quality and customer satisfaction. In 1998, after planning to add more than 29,000 permanent seats and 54 luxury suites, exclusive of SPR, the Company's total permanent seating capacity will exceed 554,000 and the total number of luxury suites will be approximately 550.
     In connection with its SPR asset acquisition in November 1996, the Company executed a long-term capital lease, including a purchase option, with the seller for all real property of the SPR complex. On December 4, 1997, the seller informed the Company of their intent to accelerate the purchase option. On February 17, 1998, the purchase transaction was consummated for $18,100,000, net cash Company outlay, thereby transferring ownership of the SPR complex to the Company and eliminating its capital lease obligation. The purchase option consisted of the Company's right to purchase the real property for $38,100,000 during a six-month option period commencing November 1, 1999, subject to acceleration at the election of the seller after March 31, 1997 and through December 31, 1999 (the Purchase Option). The Purchase Option was acquired for a payment of $3,500,000, which upon its exercise, was credited against the purchase price of the real property. At inception of the lease agreement, the Company paid a security deposit of $3,000,000, which was also credited against the purchase price. In connection with the acquisition, the Company loaned the seller approximately $13,450,000 under a 4% promissory note receivable. Amounts due the Company under the note receivable were credited against the purchase price upon exercise of the Purchase Option. The purchase transaction was funded with
                                       20
borrowings from the Company's Credit Facility. See Note 5 to the Consolidated Financial Statements for additional discussion of the SPR acquisition and Purchase Option.
     The estimated aggregate cost of capital expenditures in 1998, excluding the exercise of the SPR purchase option, will approximate $100 million. Numerous factors, many of which are beyond the Company's control, may influence the ultimate costs of various capital improvements at the Company's facilities, including undetected soil or land conditions, additional land acquisition costs, increases in the cost of construction materials and labor, unforeseen changes in the design, litigation, accidents or natural disasters affecting the construction site and national or regional economic changes. In addition, the actual cost could vary materially from the Company's estimates if the Company's assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost.
     In addition to expansion and improvements of its existing speedway facilities and business operations, the Company is continually evaluating new opportunities that will add value for the Company's stockholders, including the expansion and development of its existing Legends Cars and Oil-Chem products and markets and the expansion into complementary businesses.
DIVIDENDS
     The Company does not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of dividends on the Common Stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such factors as permissibility under the Credit Facility, the Senior Notes and as the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility and Senior Notes presently preclude the payment of any dividends by the Company. ENVIRONMENTAL MATTERS
     The Company's property at CMS includes areas that were used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the CMS property ceased in 1992. There are two landfills currently operating at CMS, however, that are permitted to receive inert debris and waste from land clearing activities ("LCID" landfills). Two other LCID landfills on the CMS property were closed in 1994. CMS intends to allow similar LCID landfills to be operated on the CMS property in the future. CMS also leases certain CMS property to a subsidiary of Browning-Ferris Industries, Inc. ("BFI") for use as a construction and demolition debris landfill (a "C&D" landfill), which can receive solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but cannot receive inert debris, land-clearing debris or yard debris. In addition, the subsidiary of BFI owns and operates an active solid waste landfill adjacent to CMS. Management believes that the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property. Management also believes that the Company's operations, including the landfills and facilities on its property, are in substantial compliance with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situations related to landfill operations which it expects would materially adversely affect the Company's financial position or future results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Index to Financial Statements which appears on page F-1 herein.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
                                       21

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Directors of SMI are elected at the Annual Meetings of stockholders of SMI to serve staggered terms of three years and until their successors are elected and qualified. The Board of Directors of SMI currently consists of six (6) directors. The terms of O. Bruton Smith and William P. Benton expire in 1998; the terms of Messrs. Brooks and Gambill expire in 1999; and the terms of Messrs. Wheeler and Clark expire in 2000. Officers are elected by the Board of Directors to hold office until the first meeting of the Board of Directors following the next Annual Meeting of stockholders and until their successors are elected and qualified. The directors and executive officers of the Company are as follows:

             NAME                   AGE         PRINCIPAL POSITION(S) WITH THE COMPANY
             -----                  ---   --------------------------------------------------
O. Bruton Smith                     71    Chief Executive Officer and Chairman
H.A. "Humpy" Wheeler                59    President, Chief Operating Officer and Director of
                                            SMI; President and General Manager of CMS
William R. Brooks                   48    Vice President, Treasurer, Chief Financial Officer
                                            and Director
Edwin R. Clark                      43    Executive Vice President and Director of SMI;
                                            President and General Manager of AMS
William P. Benton                   74    Director
Mark M. Gambill                     47    Director

     The name, age, present principal occupation or employment and the material occupations, positions, offices or employments for the past five years of each SMI director and director-nominee are set forth below.
     O. BRUTON SMITH, 71, has been Chief Executive Officer and a director of Charlotte Motor Speedway, Inc. ("CMS") since 1975. He was a founder of CMS in 1959 and was an executive officer and director of CMS until 1961, when it entered reorganization proceedings under the bankruptcy laws. Mr. Smith became Chairman and Chief Executive Officer, President and a director of Atlanta Motor Speedway, Inc. ("AMS") upon acquiring it in 1990. He became Chief Executive Officer of SMI upon its organization in December 1994 and became the Chairman and CEO of Bristol Motor Speedway, Inc. ("BMS") upon its acquisition in January 1996, Sears Point Raceway ("SPR") upon its acquisition in November 1996, and Texas Motor Speedway ("TMS") in 1995. Mr. Smith also is the Chairman, Chief Executive Officer, a director and controlling stockholder of Sonic Automotive, Inc. ("SAI"), (NYSE: symbol SAH), and serves as the president and a director of each of SAI's operating subsidiaries. SAI is believed to be one of the ten largest automobile retail dealership groups in the United States and is engaged in the acquisition and operation of automobile dealerships principally in the southeastern United States. Mr. Smith has entered into an employment agreement with SAI pursuant to which he has agreed to devote 50% of his business time to the affairs of SAI. Mr. Smith also owns and operates Sonic Financial Corporation ("Sonic Financial"), among other private businesses.
     H.A. "HUMPY" WHEELER, 59, was hired by CMS in 1975 and has been a director and General Manager of CMS since 1976. Mr. Wheeler was named President of CMS in 1980 and became a director of AMS upon its acquisition in 1990. He became President, Chief Operating Officer and a director of SMI upon its organization in December 1994. Mr. Wheeler has been a Vice President and a director of BMS and SPR since their acquisition in 1996, and of TMS since its formation in 1995.
     WILLIAM R. BROOKS, 48, joined Sonic Financial from Price Waterhouse in 1983. Promoted from Tax Manager to Controller in 1985, he was promoted again, to Chief Financial Officer, in 1989. Mr Brooks has been Vice President of CMS for more than five years and has been Vice President and a director of AMS, BMS and SPR since their acquisition, and TMS since formed. He became Vice President, Treasurer, Chief Financial Officer and a director of SMI upon its organization in December 1994 and has been the President and a director of Speedway Funding Corp., the Company's financing subsidiary, since 1995. Mr. Brooks has also served as a director of SAI since its formation in 1997 and served as its Chief Financial Officer from February to April 1997.
     EDWIN R. CLARK, 43, became Vice President and General Manager of AMS in 1992 and was promoted to President and General Manager of AMS in 1995. Prior to that appointment, he had been CMS' Vice President of Events since 1981. Mr. Clark became Executive Vice President of SMI upon its organization in December 1994 and became a director of SMI in 1995.
                                       22

     WILLIAM P. BENTON, 74, became a director of SMI in 1995. Since January 1997, Mr. Benton has been the Executive Director of Ogilvy & Mather, a world-wide advertising agency. He is also a consultant to the Chairman and Chief Executive Officers of TI Group and Allied Holdings, Inc. Prior to his appointment at Ogilvy & Mather, Mr. Benton served as Vice Chairman of Wells, Rich, Greene/BDDP Inc., an advertising agency with offices in New York and Detroit. Mr. Benton retired from Ford Motor Company as its Vice President of Marketing Worldwide in 1984 after a 37-year career with that company. In addition, Mr. Benton serves as a director of SAI.
     MARK M. GAMBILL, 47, became a director of SMI in 1995. Mr. Gambill has been employed continuously since 1972 by Wheat First Union and its predecessor entities. Wheat First Union is an investment banking firm headquartered in Richmond, Virginia, and is a wholly-owned subsidiary of First Union Corporation. In 1996, he was named President of Wheat First Union. Previously, Mr. Gambill acted as head of the Capital Markets division, including Corporate and Public Finance, Taxable Fixed Income, Municipal Sales and Trading, Equity Sales, Trading and Research. Mr. Gambill has served on the Board of Directors of Wheat First Union since 1983.
COMMITTEES OF THE BOARD OF DIRECTORS
     There are two standing committees of the Board of Directors of SMI, the Audit Committee and the Compensation Committee. The Audit Committee currently consists of Messrs. Benton and Gambill. The Compensation Committee is comprised of Messrs. Benton, Gambill and Smith. Set forth below is a summary of the principal functions of each committee and the number of meetings held during 1997.
     AUDIT COMMITTEE. The Audit Committee, which held two meetings in 1997, recommends the appointment of the Company's independent auditors, determines the scope of the annual audit to be made, reviews the conclusions of the auditors and reports the findings and recommendations thereof to the Board, reviews with the Company's auditors the adequacy of the Company's system of internal control and procedures and the role of management in connection therewith, reviews transactions between the Company and its officers, directors and principal stockholders, and performs such other functions and exercises such other powers as the Board from time to time may determine.
     COMPENSATION COMMITTEE. The Compensation Committee, which held three meetings in 1997, administers certain compensation and employee benefit plans of the Company, annually reviews and determines executive officer compensation, including annual salaries, bonus performance goals, bonus plan allocations, stock option grants and other benefits, direct and indirect, of all executive officers and other senior officers of the Company. The Compensation Committee administers the SMI 1994 Stock Option Plan and the Employee Stock Purchase Plan, and periodically reviews the Company's executive compensation programs and takes action to modify programs that yield payments or benefits not closely related to Company or executive performance. The policy of the Compensation Committee's program for executive officers is to link pay to business strategy and performance in a manner which is effective in attracting, retaining and rewarding key executives while also providing performance incentives and awarding equity-based compensation to align the long-term interests of executive officers with those of Company stockholders. It is the Compensation Committee's objective to offer salaries and incentive performance pay opportunities that are competitive in the marketplace.
     The Company currently has no standing nominating committee.
     During 1997, there were four meetings of the Board of Directors of SMI, with each director attending at least seventy-five percent of the meetings (and, as applicable, committees thereof).
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     To the Company's knowledge, based solely on review of reports furnished to it, all Section 16 (a) filing requirements applicable to its executive officers, directors and more than 10% beneficial owners were complied with, except that Mr. Benton inadvertently filed late one Form 4 statement of changes in beneficial ownership of securities showing the sale, in 1997, of 30,000 shares of Common Stock.
                                       23

ITEM 11. EXECUTIVE COMPENSATION
BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
  1997 OFFICER COMPENSATION PROGRAM
     The 1997 executive officer compensation program of the Company had three primary components: (i) base salary, (ii) short-term incentives under the Company's executive bonus plan, and (iii) long-term incentives which consisted solely of stock option grants made under SMI's 1994 Stock Option Plan (for officers other than the Chief Executive Officer). Executive officers (including the Chief Executive Officer) were also eligible in 1997 to participate in various benefits plans similar to those provided to other employees of the Company. Such benefits plans are intended to provide a safety net of coverage against various events, such as death, disability and retirement.
     Base salaries (including that of the Chief Executive Officer) were established on the basis of non-quantitative factors such as positions of responsibility and authority, years of service and annual performance evaluations. They were targeted to be competitive principally in relation to other motorsports racing companies (such as some of those included in the Peer Group Index in the performance graph elsewhere herein), although the Compensation Committee also considered the base salaries of certain other amusement, sports and recreation companies not included in the Peer Group Index because the Compensation Committee considered those to be relatively comparable industries.
     The Company's executive bonus plan established a potential bonus pool for the payment of year-end bonuses to Company officers and other key personnel based on 1997 performance and operating results. Under this plan, aggressive revenue and profit target levels were established by the Compensation Committee as incentives for superior individual, group and Company performance. Each executive officer was eligible to receive a discretionary bonus based upon individually established subjective performance goals. The Compensation Committee approved cash incentive bonuses in amounts ranging from 0.4% to 1.55% of the Company's 1997 operating income.
     Awards of stock options under SMI's Stock Option Plan are based on a number of factors in the discretion of the Compensation Committee, including various subjective factors primarily relating to the responsibilities of the individual officers for and contribution to the Company's operating results (in relation to the Company's other optionees), their expected future contributions and the levels of stock options currently held by the executive officers individually and in the aggregate. Stock option awards to executive officers have been at then-current market prices in order to align a portion of an executive's net worth with the returns to the Company's stockholders. For details concerning the grant of options to the executive officers named in the Summary Compensation Table below, see "Executive Compensation -- Fiscal Year-End Option Values."
     As noted above, the Company's compensation policy is primarily based upon the practice of pay-for-performance. Section 162(m) of the Internal Revenue Code imposes a limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to named executive officers. The 1994 Stock Option Plan was created with the intention that all compensation attributable to stock option exercises should qualify as deductible performance-based compensation. The Committee currently believes that, generally, the Company should be able to continue to manage its executive compensation program to preserve federal income tax deductions.
  CHIEF EXECUTIVE OFFICER COMPENSATION
     The Committee's members other than Mr. Smith annually review and approve the compensation of Mr. Smith, the Company's Chief Executive Officer. Mr. Smith also participates in the executive bonus plan, with his bonus tied to corporate revenue and profit goals. His maximum possible bonus is 2.5% of the Company's 1997 operating income. The Committee believes that Mr. Smith is paid a reasonable salary. Mr. Smith is the only employee of the Company not eligible for stock options. Since he is a significant stockholder in the Company, his rewards as Chief Executive Officer reflect increases in value enjoyed by all other stockholders.
                                       24

  COMPENSATION COMMITTEE
William P. Benton, Chairman
Mark M. Gambill
O. Bruton Smith
COMPENSATION OF OFFICERS
     The following table sets forth compensation paid by or on behalf of the Company to the Chief Executive Officer of the Company and to its other executive officers for services rendered during the Company's fiscal years ended December 31, 1997, 1996 and 1995:
                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                                                                    ------------
                                                 ANNUAL COMPENSATION (1)             NUMBER OF
                                          --------------------------------------       SHARES
                                                                    OTHER ANNUAL     UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR     SALARY     BONUS (2)     COMPENSATION    OPTIONS (3)     COMPENSATION (4)
-------------------------------   ----    --------    ----------    ------------    ------------    ----------------
O. Bruton Smith                   1997    $350,000    $1,039,000    $108,313(5)             --              -0-
  Chairman and Chief              1996     350,000       975,000      99,288(5)             --              -0-
  Executive Officer of SMI        1995     350,000       740,000      96,266(6)             --              -0-
H.A. "Humpy" Wheeler              1997     250,000       727,000            (6)             --           $2,600
  President and Chief             1996     250,000       685,000            (6)             --            2,500
  Operating Officer of SMI;       1995     250,000       450,000            (6)             --            2,500
  President and General
  Manager of CMS
William R. Brooks                 1997     175,000       294,000            (6)             --            2,600
  Vice President, Treasurer       1996     175,000       273,000            (6)        100,000            2,500
  and Chief Financial Officer     1995     175,000       207,200            (6)             --            2,500
  of SMI
Edwin R. Clark                    1997     102,500       309,600            (6)             --            2,600
  Executive Vice President        1996     102,500       205,600            (6)             --            2,500
  of SMI; President and           1995     102,500       240,900            (6)             --            2,500
  General Manager of AMS

---------------
(1) Does not include the dollar value of perquisites and other personal benefits.
(2) The amounts shown are cash bonuses earned in the specified year and paid in the first quarter of the following year.
(3) The Company's 1994 Stock Option Plan was adopted in December 1994. The number of shares underlying options is, in the case of each executive officer, the sum of shares available upon exercise of incentive stock options and non-statutory stock options, giving effect to the two for one stock split effected as of March 15, 1996 in the form of a 100% Common Stock dividend (the "Stock Split"). No options were granted to the Company's executive officers in 1997 or 1995.
(4) Includes Company match to 401(k) plan.
(5) Amount represents share of split-dollar insurance premium treated as compensation to Mr. Smith. See "Smith Life Insurance Arrangements." Mr. Smith also received certain perquisites and other personal benefits totaling not more than $50,000.
(6) The aggregate amount of perquisites and other personal benefits received did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.
FISCAL YEAR-END OPTION VALUES
     The following table sets forth information concerning outstanding options to purchase Common Stock held by executive officers of the Company at December 31, 1997, adjusted to reflect the Stock Split.
   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                     VALUES

                                                               NUMBER OF SECURITIES                   UNEXERCISED
                                                         UNDERLYING UNEXERCISED OPTIONS AT      IN-THE-MONEY OPTIONS AT
                                       NUMBER OF                FISCAL YEAR-END (#)             FISCAL YEAR-END ($)(1)
                                   OPTIONS EXERCISED     ---------------------------------     -------------------------
NAME                                    IN 1997              EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
-------------------------------    -----------------     ---------------------------------     -------------------------
H.A. "Humpy" Wheeler                     12,600                      585,400/0                       $11,871,000/0
William R. Brooks                            --                      240,000/0                         2,815,000/0
Edwin R. Clark                               --                       80,000/0                         1,475,000/0

---------------
(1) Year-end value is based on the December 31, 1997 closing sales price for the Company's Common Stock of $24.8125 per share, less the applicable aggregate option exercise price(s) of in-the-money options, multiplied by the number of unexercised in-the-money options which are exercisable and unexercisable, respectively.
                                       25

STOCK OPTION PLANS
     The Company currently has in place two stock options plans with respect to the Common Stock: (i) its 1994 Stock Option Plan (the "1994 Stock Option Plan"), and (ii) its Formula Stock Option Plan (the "Formula Option Plan"). The 1994 Stock Option Plan provides for the granting of options for up to an aggregate of 2,000,000 (as adjusted for the Stock Split) shares of Common Stock. Options indicated above as held by executive officers at December 31, 1996 were granted pursuant to the 1994 Stock Option Plan. The Formula Option Plan was adopted by the Board of Directors as of January 1, 1996, for the benefit of the Company's outside directors, which was approved by SMI's stockholders at their 1996 annual meeting. It provides for the issuance of up to 400,000 (as adjusted for the Stock Split) shares of Common Stock. The Company granted options to purchase 20,000 shares in 1996 and options to purchase an additional 20,000 shares in 1997, to each of Messrs. Benton and Gambill under the Formula Option Plan. Effective January 1, 1997, the Company's Board of Directors and stockholders adopted the SMI Employee Stock Purchase Plan. The SMI Employee Stock Purchase Plan was adopted to provide employees the opportunity to acquire stock ownership. An aggregate total of 200,000 shares of common stock have been reserved for purchase under the plan. See Note 11 to the Consolidated Financial Statements for additional information on stock options and the stock plans. SMITH LIFE INSURANCE ARRANGEMENTS
     In 1995, the Compensation Committee (excluding Mr. Smith) approved the establishment of a "split-dollar" life insurance plan for the benefit of Mr. Smith. Pursuant to such plan, the Company entered into split-dollar insurance agreements whereby split-dollar life insurance policies in the total face amount of $16,738,000 (individually, a "Policy" or together the "Policies") would be purchased and held in trust for the benefit of Mr. Smith's lineal descendants. The Company has agreed to pay the annual (or shorter period) premium payments on the Policies.
     Upon payment of the death benefit or upon the surrender of a Policy for its cash value, the Company will receive an amount equal to the Company's Split-Dollar Interest (as defined below). The Company's Split-Dollar Interest equals, in the case of the payment of the death benefit, the cumulative payments made by the Company towards the premiums under a Policy less any portion of such payments charged as compensation to Mr. Smith (the "Reimbursable Payment"). The Company's Split-Dollar Interest equals, in the case of surrender of a Policy for its cash value, the lesser of (i) the net cash value of such Policy and (ii) the Reimbursable Payment.
     In the event a Policy is surrendered or terminated prior to his death, Mr. Smith has agreed to reimburse the Company for the positive amount, if any, by which the Reimbursable Payment exceeds the net cash value of such Policy. Mr. Smith's promise is evidenced by a promissory note in favor of the Company, which note includes a limited guaranty by Sonic whereby Sonic will permit amounts owed by Mr. Smith to the Company to be offset by amounts owed to Sonic by AMS. COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     Messrs. Benton, Gambill and Smith served on the Company's Compensation Committee during 1997. Mr. Smith serves as the Chief Executive Officer of the Company. Mark M. Gambill is the President of Wheat First Union, the investment banking firm which acted as a lead underwriter in the Company's initial public offering in February 1995, the Company's additional equity offering in March 1996, and the Company's offering of 5 3/4% convertible subordinated debentures in October 1996, and co-managed the Company's offering of 8 1/2% senior subordinated notes in August 1997.
     The Company pays the annual (or shorter period) premiums on split dollar life insurance policies for the benefit of Mr. Smith. See "Executive Compensation -- Smith Life Insurance Arrangements."
     Messrs. Smith and Brooks are the only officers of SMI to have served on the compensation committee of another entity during 1997. They served as directors on the SAI Board of Directors which acted as the Compensation Committee for SAI during 1997.
     Mr. Smith received aggregate salary and other annual compensation of $341,704 from SAI during 1997. Mr. Brooks received no annual compensation from SAI during 1997.
                                       26

DIRECTOR COMPENSATION
     Members of the Board of Directors who are not employees of the Company each received in 1997 an option to purchase 20,000 shares of the Company's common stock at $20.625 for services as directors. The Company also reimburses all directors for their expenses incurred in connection with their activities as directors of SMI. Directors who are also employees of the Company receive no additional compensation for serving on the Board of Directors. For additional information concerning the Formula Stock Option Plan for SMI's outside directors, see Note 11 to the Company's Consolidated Financial Statements. STOCKHOLDER RETURN PERFORMANCE GRAPH
     Set forth below is a line graph comparing the cumulative stockholder return on the Company's Common Stock against the cumulative total return of each of the Standard & Poor's 500 Stock Index and a Peer Group Index for the period commencing February 24, 1995 and ending December 31, 1997. The companies used in the Peer Group Index in 1995 consist of Churchill Downs Incorporated, International Speedway Corporation, Gaylord Entertainment Company, Hollywood Park, Inc., Walt Disney Co. and International Family Entertainment, in 1996 also include Penske Motorsports and Dover International Raceway, and in 1997 also include Grand Prix of Long Beach, which are all publicly traded companies known by the Company to be involved in the amusement, sports and recreation industries. The graph assumes that $100 was invested on February 24, 1995 in each of the Company's Common Stock, the Standard & Poor's 500 Stock Index and the Peer Group Index companies and that all dividends were reinvested.

                 Comparison of Cumulative Total Return

(The Performance Graph appears here. See the table below for plot points.)

                           24-Feb-95      30-Jun-95    31-Dec-95    30-Jun-96    31-Dec-96   30-Jun-97   31-Dec-97
Speedway Motorsports Inc.    $100           $115         $159         $272          $223       $230         $263
New Peer Group               $100           $105         $111         $119          $132       $152         $188
S&P500 Composite Index       $100           $113         $129         $142          $159       $194         $210
Old Peer Group               $100           $105         $111         $119          $132       $152         $188


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information regarding ownership of SMI's Common Stock as of February 27, 1998, by (i) each person or entity known to the Company who beneficially owns five percent or more of the Common Stock,
(ii) each director and nominee to the Board of Directors of SMI, (iii) each executive officer of SMI (including the Chief Executive Officer), and (iv) all directors and executive officers of SMI as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by him or it as set forth opposite his or its name.

                                          AMOUNT & NATURE OF
          BENEFICIAL OWNER               BENEFICIAL OWNERSHIP     PERCENT
-------------------------------------    --------------------     -------
O. Bruton Smith (1)(2)...............         29,000,000            67.7%
Sonic Financial Corporation (2)......         23,700,000            55.3
H.A. "Humpy" Wheeler (3)(8)..........            595,400             1.4
William R. Brooks (4)(8).............            240,500               *
Edwin R. Clark (5)(8)................             84,800               *
William P. Benton (6)(8).............             40,000               *
Mark M. Gambill (7)(8)...............             64,200               *
All directors and executive officers
  as a group (six persons) (1).......         30,024,900            70.0

---------------
 * Less than one percent
(1) The shares of Common Stock shown as owned by such person or group include, without limitation, all of the shares shown as owned by Sonic Financial Corporation ("Sonic Financial") elsewhere in the table. Mr. Smith owns the substantial majority of the common stock of Sonic Financial.
(2) The address of Sonic Financial is P.O. Box 18747, Charlotte, North Carolina 28218.
(3) All the shares shown as owned by Mr. Wheeler, other than 10,000 shares owned by him directly, underlie options granted by the Company. (4) All the shares shown as owned by Mr. Brooks, other than 500 shares owned by him directly, underlie options granted by the Company.
(5) All the shares shown as owned by Mr. Clark, other than 4,800 shares owned by him directly, underlie options granted by the Company.
(6) All the shares shown as owned by Mr. Benton underlie options granted by the Company.
(7) All the shares shown as owned by Mr. Gambill, other than 4,200 shares owned by directly, underlie options granted by the Company.
(8) All such options are currently exercisable. For additional information concerning options granted to the Company's executive officers, see "Executive Compensation -- Stock Option Plans."
                                       28

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     CMS holds a note from a partnership in which the Company's Chief Executive Officer is a partner. The outstanding balance due thereunder was $747,000 at December 31, 1997, including accrued interest. The note due from such partnership is collateralized by certain land owned by the partnership and is payable on demand. The note bears interest at prime plus 1%.
     Sonic Financial, an affiliate of the Company through common ownership, has made several loans and cash advances to AMS in the last three years. Such loans and advances stood at approximately $2.6 million at December 31, 1997. Of such amount, approximately $1.8 million bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%.
     From time to time during 1997, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial. At December 31, 1997, the Company had a net receivable from Sonic Financial of approximately $3,875,000. The amount due the Company was repaid by Sonic Financial in January 1998.
     Prior to the completion of SMI's initial public offering, CMS joined with Sonic Financial in filing consolidated federal income tax returns for several years. It did so for the period of 1995 ending with the restructuring consummated prior to the completion of the initial public offering. Under applicable federal tax law, each corporation included in Sonic Financial's consolidated return is jointly and severally liable for any resultant tax. Under a tax allocation agreement dated January 27, 1995, however, CMS agreed to pay Sonic Financial, in the event that additional federal income tax is determined to be due, an amount equal to CMS' separate federal income tax liability computed for all periods in which CMS and Sonic Financial have been members of Sonic Financial's consolidated group. Also pursuant to such agreement, Sonic Financial agreed to indemnify CMS for any additional amount determined to be due from Sonic Financial's consolidated group in excess of the federal income tax liability of CMS for such periods. The tax allocation agreement establishes procedures with respect to tax adjustments, tax claims, tax refunds, tax credits and other tax attributes relating to periods ending prior to the time that CMS left Sonic's consolidated group. Pursuant to such agreement, amounts payable by CMS for tax adjustments, if any, shall in no event exceed the sum of $1.8 million plus the amount of any tax adjustments for which CMS may receive future tax benefits.
     At December 31, 1997, the Company had a note receivable from the Company's Chairman and Chief Executive Officer for approximately $1,876,000, including accrued interest. The principal balance of the note represents premiums paid by the Company under the split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value, see "Smith Life Insurance Arrangements". The note bears interest at 1% over prime. The amount due the Company was substantially repaid in January 1998.
     For information concerning certain transactions in which Messrs. Smith and Gambill have an interest, see "Compensation Committee Interlocks and Insider Participation."
                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
     The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference herein are:
(a)(1) Financial Statements:
       See the Index to Financial Statements which appears on page F-1 hereof.
  (2) Financial Statement Schedules:
      See the Index to Financial Statement Schedule which appears on page S-1 hereof.
                                       29

  (3) Exhibits:
     Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain of such exhibits, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part hereof as of their respective dates.

EXHIBIT
NUMBER   DESCRIPTION
-------  --------------------------------------------------------------------------------------------------
* 3.1    Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the
         Registration Statement on Form S-1 (File No. 33-87740) of the Company (the "Form S-1")).
* 3.2    Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1).
* 3.3    Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3 (File No. 333-13431) of the Company (the "November 1996
         Form S-3")).
* 3.4    Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (File No. 333-35091) of the Company (the "September 1997
         Form S-4")).
* 4.1    Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).
* 4.2    Indenture dated as of September 1, 1996 between the Company and First Union National Bank of North
         Carolina, as Trustee (the "First Union Indenture") (incorporated by reference to Exhibit 4.1 to the November 1996 Form S-3).
* 4.3    Form of 5 3/4% Convertible Subordinated Debenture due 2003 (included in the First Union
         Indenture).
* 4.4    Indenture dated as of August 4, 1997 between the Company and First Trust National Association, as
         Trustee (the "First Trust Indenture") (incorporated by reference to Exhibit 4.1 to the September
         1997 Form S-4).
* 4.5    Form of 8 1/2% Senior Subordinated Notes Due 2007 (included in the First Trust Indenture).
*10.1    Letter of Credit issued by NationsBank of North Carolina, N.A. in favor of Charlotte Motor
         Speedway, Inc. for the benefit of the North Carolina Department of Transportation for $1,902,600,
         dated March 14, 1994 (incorporated by reference to Exhibit 10.9 to the Form
         S-1).
*10.2    Reimbursement Agreement by and between Charlotte Motor Speedway, Inc. and NationsBank of North
         Carolina, N.A., dated as of March 11, 1994 (incorporated by reference to Exhibit 10.11 to the Form
         S-1).
*10.3    Project Agreement by and among The Department of Transportation, an agency of the State of North
         Carolina, Interstate Combined Ventures and Charlotte Motor Speedway, Inc., dated as of December 6,
         1993 (incorporated by reference to Exhibit 10.12 to the Form S-1).
*10.4    Deed of Trust by and among Terry L. Faulkenburg and Danny Ray Safrit, as Trustees of West Cabarrus
         Church, Charlotte Motor Speedway, Inc. and Alan G. Dexter, Trustee, dated as of September 29, 1994
         (incorporated by reference to Exhibit 10.38 to the Form S-1).
*10.5    Balance of Purchase Money Promissory Note in the amount of $720,000, made by Charlotte Motor
         Speedway, Inc. in favor of West Cabarrus Church, dated as of September 29, 1994 (incorporated by reference to Exhibit 10.39 to the Form S-1).
*10.6    Agreement for Purchase and Sale of an Option in Real Property by and between West Cabarrus Church and Charlotte Motor Speedway, Inc., dated as of July 26, 1994 (incorporated by reference to
         Exhibit 10.40 to the Form S-1).
*10.7    Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R.
         Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).
*10.8    Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and H.A.
         "Humpy" Wheeler (incorporated by reference to Exhibit 10.44 to the Form S-1).
*10.9    Speedway Motorsports, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.45 to the Form S-1).
*10.10   Speedway Motorsports, Inc. Formula Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1995 (the "1995
         Form 10- K")).
*10.11   Speedway Motorsports, Inc. Employee Stock Option Plan amended and restated as of July 1, 1996
         (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No.
         333-17687) of the Company).

                                       30

EXHIBIT
NUMBER   DESCRIPTION
-------  --------------------------------------------------------------------------------------------------
*10.12   Amended and Restated Agreement by and among Charlotte Motor Speedway, Inc., Sonic Financial
         Corporation, Town and Country Ford, Inc., O. Bruton Smith, SMDA Properties and Chartown, dated
         February 10, 1995 (incorporated by reference to Exhibit 10.50 to the Form S-1).
*10.13   Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit
         10.51 to Form S-1).
*10.14   Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton Smith in favor of the Company
         (incorporated by reference to Exhibit 10.20 to the 1995 Form 10-K).
*10.15   Asset Purchase Agreement dated October 24, 1996 between the Company, as buyer, and Sears Point
         Raceway (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the
         Company filed as of December 4, 1996 (the "SPR Form 8-K")).
*10.16   Master Ground Lease dated November 18, 1996 by and between Brenda Raceway Corporation and the
         Company (incorporated by reference to Exhibit 99.2 to the SPR Form 8-K).
*10.17   Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents and Agreements dated as of November 18, 1996 by Brenda Raceway Corporation to First American Title Insurance Company
         for the benefit of Sonoma Funding Corporation (incorporated by reference to Exhibit 99.3 to the
         SPR Form 8-K).
*10.18   Promissory Note secured by Deed of Trust dated November 18, 1996 by Brenda Raceway Corporation in favor of Sonoma Funding Corporation (incorporated by reference to Exhibit 99.4 to the SPR Form
         8-K).
*10.19   Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW
         Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to the Annual
         Report on Form 10-K of the Company for the year ended December 31, 1996 (the "1996 Form 10-K")).
*10.20   Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and
         Texas Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form
         10-K).
*10.21   Guaranty Agreement dated as of December 18, 1996 among the Company, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).
*10.22   Credit Agreement dated as of March 7, 1996 among the Company and Speedway Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-3
         (File No. 333-1856) of the Company (the "March 1996 Form S-3")).
*10.23   First Amendment to the Credit Agreement dated as of September 24, 1996 among the Company and
         Speedway Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A.
         as agent for the lenders and a lender (incorporated by reference to Exhibit 99.3 to the November
         1996 Form S-3).
*10.24   Second Amendment to Credit Agreement dated June 30, 1997 among the Company and Speedway Funding
         Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 10.32 to the September 1997 Form S-4).
*10.25   Promissory Note dated June 30, 1997 among the Company and Speedway Funding Corp. as borrowers, and
         NationsBank, N.A. as lender (incorporated by reference to Exhibit 10.33 to the September 1997 Form
         S-4).
*10.26   Guaranty Agreement dated as of June 30, 1997 among Atlanta Motor Speedway, Inc., Charlotte Motor
         Speedway, Inc., Texas Motor Speedway, Inc., 600 Racing, Inc., Bristol Motor Speedway, Inc. and SPR
         Acquisition Corporation, as guarantors, and NationsBank, N.A. (incorporated by reference to
         Exhibit 10.34 to the September 1997 Form S-4).
*10.27   Amended and Restated Credit Agreement dated as of August 4, 1997 among the Company and Speedway
         Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 10.36 to the September 1997
         Form S-4).
*10.28   Registration Rights Agreement dated as of September 26, 1996 among the Company, Wheat, First
         Securities, Inc., Montgomery Securities and J.C. Bradford & Co. (incorporated by reference to
         Exhibit 4.3 to the November 1996 Form S-3).

                                       31

EXHIBIT
NUMBER   DESCRIPTION
-------  --------------------------------------------------------------------------------------------------
*10.29   Registration Rights Agreement dated as of August 4, 1997 among the Company, NationsBanc Capital
         Markets, Inc., Wheat, First Securities, Inc. and J.C. Bradford & Co. (incorporated by reference to
         Exhibit 4.3 to the September 1997 Form S-4).
*10.30   Purchase Agreement dated September 26, 1996 among the Company, Wheat, First Securities, Inc.,
         Montgomery Securities and J.C. Bradford & Co. (incorporated by reference to Exhibit 99.1 to the
         November 1996 Form S-3).
*10.31   Purchase Agreement dated as of August 4, 1997 among the Company, NationsBanc Capital Markets,
         Inc., Wheat, First Securities, Inc. and J.C. Bradford & Co. (incorporated by reference to Exhibit
         10.35 to the September 1997 Form S-4).
*21.1    Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1996 Form
         10-K).
 27.0    Financial Data Schedule for the Year Ended December 31, 1997

---------------
 * Previously filed.
(b) Reports on Form 8-K
   No reports were filed on Form 8-K during the fourth quarter of 1997.
                                       32

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----
SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
  INDEPENDENT AUDITORS' REPORT..............................................................................   F-2
  AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
     Consolidated Balance Sheets at December 31, 1996 and 1997..............................................   F-3
     Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.................   F-5
     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997...   F-6
     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.............   F-7
     Notes to Consolidated Financial Statements.............................................................   F-8

                          INDEPENDENT AUDITORS' REPORT
BOARD OF DIRECTORS
SPEEDWAY MOTORSPORTS, INC.
CHARLOTTE, NORTH CAROLINA
     We have audited the accompanying consolidated balance sheets of Speedway Motorsports, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule filed under Item 14(a)2 of Part
IV. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 17, 1998
                                      F-2

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                               1996        1997
                                                                                             --------    --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................................   $ 22,252    $ 28,148
  Restricted cash (Note 2)................................................................     14,624       2,775
  Accounts receivable (Note 2)............................................................     11,919      24,452
  Prepaid income taxes....................................................................      4,784       4,649
  Inventories (Note 3)....................................................................      6,218       8,900
  Speedway condominiums held for sale (Note 2)............................................      3,535      22,908
  Prepaid expenses........................................................................        526         768
                                                                                             --------    --------
     Total current assets.................................................................     63,858      92,600
                                                                                             --------    --------
PROPERTY AND EQUIPMENT, NET (Note 4)......................................................    288,361     436,547
GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Note 2)........................................     48,314      51,300
OTHER ASSETS:
  Marketable equity securities (Note 2)...................................................      2,447       1,609
  Notes receivable (Note 8)...............................................................      2,148       5,498
  Other assets (Note 2)...................................................................      4,156       9,614
                                                                                             --------    --------
     Total other assets...................................................................      8,751      16,721
                                                                                             --------    --------
     TOTAL................................................................................   $409,284    $597,168
                                                                                             --------    --------
                                                                                             --------    --------

                See notes to consolidated financial statements.
                                      F-3

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                               1996        1997
                                                                                             --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 5)...........................................   $    383    $    375
  Accounts payable........................................................................     11,363      21,927
  Deferred race event income, net (Note 2)................................................     36,393      58,433
  Accrued expenses and other liabilities..................................................     12,075      13,853
                                                                                             --------    --------
       Total current liabilities..........................................................     60,214      94,588
LONG-TERM DEBT (Note 5)...................................................................    115,247     219,135
PAYABLE TO AFFILIATED COMPANY (Note 8)....................................................      2,603       2,603
DEFERRED INCOME, NET (Note 2).............................................................      9,732      13,900
DEFERRED INCOME TAXES (Note 7)............................................................     13,742      18,795
OTHER LIABILITIES.........................................................................      3,011       4,033
                                                                                             --------    --------
       Total liabilities..................................................................    204,549     353,054
                                                                                             --------    --------
COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 9)
STOCKHOLDERS' EQUITY (Notes 2, 6 and 11):
  Preferred stock, $.10 par value, 3,000,000 shares
     authorized, no shares issued.........................................................         --          --
  Common stock, $.01 par value, 200,000,000 shares
     authorized, 41,305,000 and 41,433,000 shares
     issued and outstanding in 1996 and 1997..............................................        413         414
  Additional paid-in capital..............................................................    155,156     156,477
  Retained earnings.......................................................................     49,348      87,526
  Deduct:
     Unrealized loss on marketable equity securities......................................       (182)       (303)
                                                                                             --------    --------
       Total stockholders' equity.........................................................    204,735     244,114
                                                                                             --------    --------
       TOTAL..............................................................................   $409,284    $597,168
                                                                                             --------    --------
                                                                                             --------    --------

                See notes to consolidated financial statements.
                                      F-4

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
           (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                     1995       1996       1997
                                                                                    -------    -------    -------
REVENUES (Note 2):
  Admissions.....................................................................   $36,569    $52,451    $94,032
  Event related revenue..........................................................    27,783     36,414     83,177
  Other operating revenue........................................................    11,221     13,248     14,917
                                                                                    -------    -------    -------
     Total revenues..............................................................    75,573    102,113    192,126
                                                                                    -------    -------    -------
OPERATING EXPENSES:
  Direct expense of events.......................................................    19,999     30,173     65,347
  Other direct operating expense.................................................     7,611      8,005      9,181
  General and administrative.....................................................    13,381     16,995     31,623
  Depreciation and amortization..................................................     4,893      7,598     15,742
  Preoperating expense of new facility (Note 2)..................................        --         --      1,850
                                                                                    -------    -------    -------
     Total operating expenses....................................................    45,884     62,771    123,743
                                                                                    -------    -------    -------
OPERATING INCOME.................................................................    29,689     39,342     68,383
Interest income (expense), net (Notes 5 and 8)...................................       (24)     1,316     (5,313)
Other income, net (Note 10)......................................................     3,625      2,399        991
                                                                                    -------    -------    -------
INCOME BEFORE INCOME TAXES.......................................................    33,290     43,057     64,061
Provision for income taxes (Note 7)..............................................   (13,700)   (16,652)   (25,883)
                                                                                    -------    -------    -------
Income before extraordinary item.................................................    19,590     26,405     38,178
Extraordinary item, net (Note 5).................................................      (133)        --         --
                                                                                    -------    -------    -------
NET INCOME.......................................................................   $19,457    $26,405    $38,178
                                                                                    -------    -------    -------
                                                                                    -------    -------    -------
PER SHARE DATA (Notes 2 and 6):
  Basic earnings per share.......................................................   $  0.53    $  0.65    $  0.92
  Weighted average shares outstanding -- basic                                       36,663     40,476     41,338
  Earnings per share assuming dilution...........................................   $  0.52    $  0.64    $  0.89
  Weighted average shares outstanding -- assuming dilution.......................    37,275     41,911     44,491

                See notes to consolidated financial statements.
                                      F-5

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                                                UNREALIZED
                                                                                                  LOSS ON
                                                      COMMON STOCK     ADDITIONAL               MARKETABLE         TOTAL
                                                     ---------------    PAID-IN     RETAINED      EQUITY       STOCKHOLDERS'
                                                     SHARES   AMOUNT    CAPITAL     EARNINGS    SECURITIES         EQUITY
                                                     ------   ------   ----------   --------   -------------   --------------
BALANCE, JANUARY 1, 1995...........................      30   $  28     $  6,707    $12,531        $ (35)         $ 19,231
  Net income.......................................      --      --           --     19,457           --            19,457
  Restructuring of ownership prior to initial
    public offering (Note 1).......................  29,970     272         (272)        --           --                --
  Issuance of common stock (Note 1)................   8,000      80       65,713         --           --            65,793
  Joint venture disposal (Note 13).................      --      --           --     (9,045 )         --            (9,045)
  Net unrealized loss on marketable equity
    securities.....................................      --      --           --         --          (57)              (57)
                                                     ------   ------   ----------   --------   -------------   --------------
BALANCE, DECEMBER 31, 1995.........................  38,000     380       72,148     22,943          (92)           95,379
  Net income.......................................      --      --           --     26,405           --            26,405
  Issuance of common stock (Note 9)................   3,000      30       78,324         --           --            78,354
  Issuance of common stock in business acquisition
    (Note 1).......................................     146       1        3,944         --           --             3,945
  Exercise of stock options (Note 11)..............     159       2          740         --           --               742
  Net unrealized loss on marketable equity
    securities.....................................      --      --           --         --          (90)              (90)
                                                     ------   ------   ----------   --------   -------------   --------------
BALANCE, DECEMBER 31, 1996.........................  41,305     413      155,156     49,348         (182)          204,735
  Net income.......................................      --      --           --     38,178           --            38,178
  Issuance of stock under employee stock purchase
    plan (Note 11).................................      25      --          375         --           --               375
  Exercise of stock options (Note 11)..............     103       1          946         --           --               947
  Net unrealized loss on marketable equity
    securities.....................................      --      --           --         --         (121)             (121)
                                                     ------   ------   ----------   --------   -------------   --------------
BALANCE, DECEMBER 31, 1997.........................  41,433   $ 414     $156,477    $87,526        $(303)         $244,114
                                                     ------   ------   ----------   --------   -------------   --------------
                                                     ------   ------   ----------   --------   -------------   --------------

                See notes to consolidated financial statements.
                                      F-6

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                                     1995        1996        1997
                                                                                   --------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................................   $ 19,457    $ 26,405    $  38,178
  Extraordinary item, net.......................................................        133          --           --
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...............................................      4,893       7,598       15,742
    Equity in operations of equity method investee..............................       (233)       (371)          97
    Gain on sale of marketable equity securities and investments................       (242)       (698)        (241)
    Gain on sale of fixed assets................................................     (1,199)         --           --
    Amortization of deferred income.............................................       (275)       (275)        (662)
    Deferred income tax provision...............................................        516       3,890        5,053
    Changes in operating assets and liabilities:
      Restricted cash...........................................................        (86)    (14,538)      11,849
      Accounts receivable.......................................................     (2,960)     (4,569)      (4,245)
      Prepaid income taxes......................................................        223      (4,057)         135
      Inventories...............................................................     (1,247)       (819)      (2,682)
      Condominiums held for sale................................................      1,457        (393)     (19,373)
      Other current assets and liabilities......................................        (45)      3,651         (242)
      Accounts payable..........................................................      6,175      (4,917)      10,564
      Deferred race event income................................................      4,053      15,812       22,040
      Accrued expenses and other liabilities....................................      1,008       3,179        3,720
      Deferred income...........................................................         --       8,444        4,830
      Other assets and liabilities..............................................       (581)       (958)      (3,714)
                                                                                   --------    --------    ---------
         Net cash provided by operating activities..............................     31,047      37,384       81,049
                                                                                   --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt....................................................         --     146,525      203,073
  Principal payments on long-term debt..........................................    (47,424)    (50,866)    (100,475)
  Payments of debt issuance costs...............................................         --      (2,894)      (6,429)
  Issuance of stock under employee stock purchase plan..........................         --          --          375
  Exercise of common stock options..............................................         --         742          947
  Issuance of common stock to public............................................     65,793      78,354           --
                                                                                   --------    --------    ---------
         Net cash provided by financing activities..............................     18,369     171,861       97,491
                                                                                   --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................................................    (40,718)   (147,741)    (162,011)
  Purchase of Bristol Motor Speedway............................................         --     (27,176)          --
  Purchase of Oil-Chem Research Corp............................................         --        (514)          --
  Purchase of Sears Point Raceway assets........................................         --      (8,487)          --
  Increase in notes and other receivables.......................................         --     (13,166)     (11,638)
  Investment in North Wilkesboro Speedway.......................................     (6,050)         --           --
  Purchase of marketable equity securities and investments......................     (2,809)     (2,135)        (412)
  Proceeds from sales of marketable equity securities and investments...........      1,451       2,094        1,417
  Proceeds from sale of fixed assets............................................      1,796          --           --
                                                                                   --------    --------    ---------
         Net cash used in investing activities..................................    (46,330)   (197,125)    (172,644)
                                                                                   --------    --------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................      3,086      12,120        5,896
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..................................      7,046      10,132       22,252
                                                                                   --------    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR........................................   $ 10,132    $ 22,252    $  28,148
                                                                                   --------    --------    ---------
                                                                                   --------    --------    ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest........................................................   $  1,486    $  2,211    $  11,000
                                                                                   --------    --------    ---------
                                                                                   --------    --------    ---------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (Note 5):
  Road construction costs financed with a note payable..........................   $  1,969
                                                                                   --------
                                                                                   --------
  Capital lease obligation incurred for Sears Point Raceway facility............               $ 18,165
                                                                                               --------
                                                                                               --------

                See notes to consolidated financial statements.
                                      F-7

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS
     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI), and its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway, Inc. and subsidiaries (CMS), Sears Point Raceway
(SPR), Texas Motor Speedway, Inc. (TMS), Oil-Chem Research Corp. and subsidiary
(ORC), Speedway Funding Corp. and Sonoma Funding Corp. (collectively, the Company).
     DESCRIPTION OF BUSINESS -- AMS owns and operates a 1.54-mile quad-oval, asphalt superspeedway located on approximately 870 acres in Hampton, Georgia. Two major National Association of Stock Car Auto Racing (NASCAR) Winston Cup events are held annually, one in March and one in November. Additionally, a Busch Grand National race and two Automobile Racing Club of America (ARCA) races are also held annually, each preceding a Winston Cup event. In 1998, AMS is hosting an Indy Racing League (IRL) racing event. All of these events are sanctioned by NASCAR, IRL or ARCA. AMS has constructed 46 condominiums overlooking the Atlanta speedway and is in the process of selling the seven remaining condominiums.
     BMS owns and operates a one-half mile lighted, 36-degree banked concrete oval speedway, and a one-quarter mile lighted dragstrip, located on approximately 550 acres in Bristol, Tennessee. BMS currently holds two major NASCAR sanctioned Winston Cup events annually. Additionally, two NASCAR-sanctioned Busch Grand National races are held annually, each preceding a Winston Cup event. On January 22, 1996, the Company acquired 100% of the outstanding capital stock of Bristol Motor Speedway, formerly known as National Raceways, Inc., for $27,176,000, including direct acquisition costs of $146,000 (see Note 14). As part of the acquisition, the Company obtained a right of first refusal to acquire certain adjacent land used for camping and parking for race events.
     CMS owns and operates a 1.5-mile lighted quad-oval, asphalt superspeedway located in Concord, North Carolina. CMS stages three major NASCAR Winston Cup events annually, two in May and one in October. Additionally, two Busch Grand National and two ARCA races are held annually, each preceding a Winston Cup event. CMS also hosts an IRL racing event annually. All of these events are sanctioned by NASCAR, IRL or ARCA. The Charlotte facility also includes a 2.25-mile road course, a one-quarter mile asphalt oval track, a one-fifth mile asphalt oval track and a one-fifth mile dirt oval track, all of which hold race events throughout the year. In addition, CMS has constructed 52 condominiums overlooking the main speedway, all of which have been sold.
     CMS also owns an office and entertainment complex which overlooks the main speedway. A wholly-owned subsidiary, The Speedway Club, Inc. (Speedway Club), derives rental, catering and dining revenues from the complex.
     SPR, located on approximately 1,500 acres in Sonoma, California, owns and operates a 2.52-mile, twelve-turn road course, a one-quarter mile dragstrip, and an 157,000 square foot industrial park. SPR currently holds one major NASCAR-sanctioned Winston Cup racing event annually. Additional events held annually include a NASCAR-sanctioned Craftsman Truck Series, a NHRA Winston Drag Racing Series, as well as American Motorcycle Association and Sports Car Club of America (SCCA), racing events. The racetrack is also rented throughout the year by various organizations, including the SCCA, major automobile manufacturers, and other car clubs.
     On November 18, 1996, the Company acquired certain tangible and intangible assets and the operations of Sears Point Raceway for approximately $2,000,000 in cash, and executed a long-term lease, including a purchase option, for the racetrack facilities and real property. On February 17, 1998, as further described in Note 5, the purchase option was exercised for $18,100,000, net cash outlay, thereby transferring ownership of the racetrack facilities and real property to the Company and eliminating its capital lease obligation.
     TMS, located on approximately 1,360 acres in Fort Worth, Texas, is a 1.5-mile lighted, banked, asphalt quad-oval superspeedway. Construction of TMS was completed at March 31, 1997 with TMS hosting its first major NASCAR Winston Cup race on April 6, 1997. TMS currently hosts one major NASCAR Winston Cup event,
                                      F-8

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED preceded by a Busch Grand National racing event. TMS is also hosting a NASCAR-sanctioned Craftsman Truck Series event, two IRL racing events and an ARCA race. All of these events are sanctioned by NASCAR, IRL or ARCA. Management is actively pursuing the scheduling of additional motorsports racing and other events at TMS. Other events will be announced as they are scheduled. In early 1998, TMS expects to complete the construction of 76 condominiums above turn-two overlooking the speedway, 65 of which have been contracted for sale.
     TMS also is constructing an office and entertainment complex which overlooks the main speedway. Construction is expected to be completed in 1999, and TMS plans to derive rental, catering and dining revenues from the dining-entertainment and health-fitness club complex.
     600 RACING, INC., a wholly-owned subsidiary of CMS, developed, operates and is the official sanctioning body of the Legends Racing Circuit. 600 Racing also manufactures and sells 5/8-scale cars (Legends Cars) modeled after older-style coupes and sedans. In 1997, 600 Racing released a new line of smaller-scale cars (the Bandolero). Revenue is principally derived from the sale of vehicles and vehicle parts.
     ORC produces an environmentally friendly motor oil additive that the Company intends to promote in conjunction with its speedways. On April 16, 1996, the Company acquired 100% of the outstanding capital stock of ORC for $4,459,000 in Company stock and cash.
     In October 1996, the Company signed a joint management and development agreement with Quad-Cities International Raceway Park. The Company will serve in an advisory capacity for the development of a multi-use facility, which includes a speedway located in northwest Illinois. The agreement also grants the Company the option to purchase up to 40% equity ownership in the facility. The option has not been exercised.
2. SIGNIFICANT ACCOUNTING POLICIES
     PRINCIPLES OF CONSOLIDATION -- All significant intercompany accounts and transactions have been eliminated in consolidation.
     REVENUE RECOGNITION -- Admissions revenue consists of ticket sales. Event related revenues consist of amounts received from sponsorships, broadcasting rights, concessions, luxury suite rentals, commissions and souvenir sales. Other operating revenue consists of Legends Car sales, Speedway Club restaurant and catering, Speedway Club membership income, SPR industrial park rental and Oil-Chem revenues.
     The Company's 1997 major racing events were held in March, April, May, August, October and November. The Company recognizes admissions and other event related revenues when the events are held. Advance revenues and certain related direct expenses pertaining to a specific event are deferred until such time as the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR.
     Deferred race event income relates to scheduled events to be held in the upcoming year. If circumstances prevent a race from being held at any time during the racing season, all advance revenue must be refunded and all direct event expenses deferred would be recognized immediately except for race purses which would be refundable from NASCAR.
     CASH AND CASH EQUIVALENTS -- The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of commercial paper and United States Treasury securities.
     RESTRICTED CASH -- Restricted cash consists principally of customer deposits received on speedway condominiums under construction and held for sale of $2,336,000 and $2,671,000 at December 31, 1996 and 1997, and of fee deposits on TMS's Preferred Seat License (PSL) ticket program of $9,188,000 at December 31, 1996 (see additional information regarding the PSL ticket program below). Condominium deposits are held in escrow accounts until sales are closed or transactions are completed. PSL fee deposits were held in separate accounts as restricted cash until TMS hosted its first Winston Cup race on April 6, 1997.
                                      F-9

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
     TRADE ACCOUNTS RECEIVABLE -- Trade accounts receivable are shown net of allowance for doubtful accounts of $161,000 in 1996 and $553,000 in 1997.
     INVENTORIES -- Inventories consist of souvenirs, foods, finished vehicles, parts and accessories which are stated at the lower of cost determined on a first-in, first-out basis, or market.
     SPEEDWAY CONDOMINIUMS HELD FOR SALE -- Speedway condominiums held for sale represent 46 condominiums at AMS and 76 condominiums under construction at TMS, of which 39 and 65, respectively, have been sold or contracted for sale as of December 31, 1997. The remaining unsold AMS condominiums are substantially complete, and the TMS condominiums are expected to be substantially completed in the first half of 1998.
     MARKETABLE EQUITY SECURITIES -- The Company's marketable equity securities are classified as "available for sale" and are not bought and held principally for the purpose of selling them in the near term. As such, these securities are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Management intends to hold these securities through at least fiscal 1998, and accordingly, they are reflected as non-current assets. Realized gains and losses on sales of marketable equity securities are determined using the specific identification method.
     To reduce the carrying amount of long-term marketable equity securities to market value at December 31, 1996 and 1997, valuation allowances of $314,000 and $522,000 (net of $132,000 and $219,000 in tax benefits), respectively, that would be realized in the event the securities were sold at a loss, were recorded by a charge to stockholders' equity. Net realized gains on sales of marketable equity securities were $242,000 in 1995, $698,000 in 1996, and $241,000 in 1997.
     PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Amortization of assets under capital lease is included in depreciation expense. Expenditures for repairs and maintenance are charged to expense when incurred. Construction in progress includes all direct costs and capitalized interest on fixed assets under construction. Management periodically evaluates long-lived assets for possible impairment based on expected future undiscounted operating cash flows attributable to such assets.
     In the fourth quarter ended December 31, 1997, the Company revised the estimated useful lives of certain property and equipment based on new information obtained from a third party review of applicable lives for these assets. Management believes the revised lives are more appropriate and result in better estimates of depreciation. The change is being accounted for prospectively and resulted in decreasing depreciation expense $735,000, and increasing net income $441,000 or approximately $.01 per share, in the year ended December 31, 1997.
     GOODWILL AND OTHER INTANGIBLE ASSETS -- Goodwill and other intangible assets represent the excess of business acquisition costs over the fair value of the net assets acquired and are being amortized principally on a straight-line basis over 40 years. Goodwill and other intangible assets are shown net of accumulated amortization of $1,712,000 and $2,837,000 at December 31, 1996 and 1997, respectively. Management periodically evaluates the recoverability of goodwill and other intangible assets based on expected future profitability and undiscounted operating cash flows of acquired businesses.
     DEFERRED FINANCING COSTS -- Deferred financing costs are included in other noncurrent assets and are amortized over the term of the related debt.
     DEFERRED INCOME -- Deferred income consists primarily of net deferred Speedway Club membership income of $1,288,000 and $1,014,000, and TMS Preferred Seat License fee deposits of $8,402,000 and $12,862,000, net of expenses of $843,000 and $1,036,000, at December 31, 1996 and 1997, respectively.
     The Speedway Club has sold lifetime memberships which entitle individual members to certain private dining and racing event seating privileges. Net revenues from lifetime membership fees are being amortized into income over the 25-year estimated useful life of the related property. In each of the three years ended December 31, 1997, lifetime membership income of $275,000 was recognized. The Speedway Club also offers executive
                                      F-10

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED memberships, which entitle members to certain dining privileges and require a monthly assessment. Executive membership fees are recognized as income when billed.
     In 1996, TMS began offering Preferred Seat License agreements whereby licensees are entitled to purchase annual TMS season-ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season-ticket packages when and as may be offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket. Also, licensees are not entitled to refunds for postponements or cancellation of events due to weather or certain other conditions. After May 31, 1999, license agreements are transferrable once each year subject to certain terms and conditions.
     Fees received under PSL agreements were deferred prior to TMS hosting its first Winston Cup race on April 6, 1997. The Company began amortizing net PSL fee revenues into income over the estimated useful life of TMS's speedway facility upon its opening. Amortization income recognized in the year ended December 31, 1997 was $387,000.
     ADVERTISING EXPENSES -- Advertising costs are expensed as incurred. Advertising expenses amounted to $1,543,000 in 1995, $2,154,000 in 1996, and $5,205,000 in 1997.
     PREOPERATING EXPENSE OF NEW FACILITY -- Preoperating expenses consist of non-recurring and non-event related costs to develop, organize and open the Company's new superspeedway facility, Texas Motor Speedway, which hosted its first racing event on April 6, 1997.
     INCOME TAXES -- The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at the amounts reported in the financial statements.
     STOCK-BASED COMPENSATION -- The Company continues to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The required pro forma effect on net income and earnings per share under the provisions of SFAS No. 123 are disclosed in Note 11.
     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's financial instruments consist of cash, accounts and notes receivable, accounts payable and long-term debt. The carrying value of these financial instruments approximate their fair value at December 31, 1997.
     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses. Actual future results could differ from those estimates.
     IMPACT OF NEW ACCOUNTING STANDARDS -- In 1997, the Company adopted SFAS No. 128 "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share retroactively restated. The impact of adoption was not significant and required disclosures under SFAS No. 128 are presented in Note 6.
     In 1997, SFAS No. 130 "Reporting Comprehensive Income" was issued specifying that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption by the Company is not expected to result in presentation of comprehensive income or financial statements significantly different from that under current accounting standards for the foreseeable future. This presentation will have no effect on reported net income.
     RECLASSIFICATIONS -- Certain prior year accounts were reclassified to conform with current year presentation.
                                      F-11

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
3. INVENTORIES
     Inventories as of December 31, 1996 and 1997 consisted of the following components (dollars in thousands):

                                                                                      1996        1997
                                                                                     ------      ------
Souvenirs.........................................................................   $2,359      $3,839
Finished vehicles, parts and accessories..........................................    3,753       4,907
Food and other....................................................................      106         154
                                                                                     ------      ------
  Total...........................................................................   $6,218      $8,900
                                                                                     ------      ------
                                                                                     ------      ------

4. PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS
     Property and equipment as of December 31, 1996 and 1997 is summarized as follows (dollars in thousands):

                                                                      ESTIMATED
                                                                     USEFUL LIVES      1996        1997
                                                                     ------------    --------    --------
Land and land improvements........................................       5-25        $ 47,220    $ 88,019
Racetracks and grandstands........................................       5-45          81,667     214,998
Buildings and luxury suites.......................................       5-40          58,966     140,785
Machinery and equipment...........................................       3-20           8,411      15,321
Furniture and fixtures............................................       5-20           4,365      10,878
Autos and trucks..................................................       3-10           1,219       2,747
Construction in progress..........................................                    133,843      25,303
                                                                                     --------    --------
  Total...........................................................                    335,691     498,051
  Less accumulated depreciation...................................                    (47,330)    (61,504)
                                                                                     --------    --------
     Net..........................................................                   $288,361    $436,547
                                                                                     --------    --------
                                                                                     --------    --------

     Property and equipment includes assets under capital lease (see Note 5) as of December 31, 1996 and 1997 as follows (dollars in thousands):

                                                                                     1996        1997
                                                                                    -------     -------
Land.............................................................................   $ 8,074     $ 8,074
Racetracks and grandstands.......................................................    18,599      18,599
                                                                                    -------     -------
  Total..........................................................................    26,673      26,673
  Less accumulated amortization..................................................       (88)       (832)
                                                                                    -------     -------
     Net.........................................................................   $26,585     $25,841
                                                                                    -------     -------
                                                                                    -------     -------

     TEXAS MOTOR SPEEDWAY -- Construction of TMS, a 1.5-mile, banked, asphalt quad-oval superspeedway, on a 1,360 acre site in Fort Worth, Texas, was complete at March 31, 1997. In connection with the development and construction of TMS, the Company entered into arrangements with the FW Sports Authority, a non-profit corporate instrumentality of the City of Fort Worth, Texas, whereby the Company conveyed the speedway facility to the sports authority and will lease the facility back over a 30-year period. Because of the Company's responsibilities under these arrangements, the speedway facility and related liabilities are included in the accompanying consolidated balance sheets.
     CONSTRUCTION IN PROGRESS -- At December 31, 1997, the Company has various construction projects underway to increase and improve grandstand seating capacity, luxury suites, facilities for fan amenities, and make various other site improvements at each of its speedways. The estimated aggregate cost of capital expenditures in 1998 will approximate $100,000,000.
                                      F-12

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
5. LONG-TERM DEBT
     Long-term debt as of December 31, 1996 and 1997 consists of the following (dollars in thousands):

                                                                                     1996        1997
                                                                                   --------    --------
Loans payable to NationsBank....................................................   $ 22,000    $     --
Senior subordinated notes.......................................................         --     124,674
Convertible subordinated debentures.............................................     74,000      74,000
Capital lease obligation........................................................     18,165      19,433
Other notes payable.............................................................      1,465       1,403
                                                                                   --------    --------
  Total.........................................................................    115,630     219,510
  Less current maturities.......................................................       (383)       (375)
                                                                                   --------    --------
                                                                                   $115,247    $219,135
                                                                                   --------    --------
                                                                                   --------    --------

     BANK CREDIT FACILITY REPLACEMENT -- On August 4, 1997, the Company obtained, from a syndicate of banks led by NationsBank N.A., a long-term, unsecured, senior revolving credit facility (the Credit Facility) with an overall borrowing limit of $175,000,000 and a sub-limit of $10,000,000 for standby letters of credit. The Credit Facility agreement replaces the Company's former credit facility, which was repaid and retired with proceeds from the Senior Subordinated Notes described below. The former credit facility, also through NationsBank, was an unsecured, long-term working capital line and letter of credit facility with an overall borrowing limit of $110,000,000 and contained certain required and restrictive financial covenants. At December 31, 1997, there were no outstanding borrowings under the Credit Facility.
     Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.125% or (ii) the greater of NationsBank's prime rate or the Federal fund rate plus .5%. The margin applicable to LIBOR borrowings will be adjusted periodically based upon certain total debt ratios. The Credit Facility matures in August 2002. Although the Credit Facility is unsecured, the Company has agreed not to pledge its assets to any third party. In addition, among other items, the Company must meet certain financial covenants, including specified levels of net worth and ratios of (i) debt to capitalization, (ii) debt to earnings before interest, taxes, depreciation and amortization (EBITDA), and
(iii) earnings before interest and taxes (EBIT) to interest expense. The Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without the consent of the lenders, and limits the Company's consolidated capital expenditures to amounts not to exceed $125 million annually, beginning for fiscal 1998, and $300 million in the aggregate over the loan term. The Company also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, transactions with affiliates, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions.
     SENIOR SUBORDINATED NOTES -- On August 4, 1997, the Company completed a private placement of 8 1/2% senior subordinated notes (the Senior Notes) in the aggregate principal amount of $125,000,000. The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002. Interest payments are due semi-annually on February 15 and August 15, commencing February 15, 1998. The Senior Notes are subordinated to all present and future senior secured indebtedness of the Company, including the Credit Facility. Redemption prices in fiscal year periods ending August 15 are 104.25% in 2002, 102.83% in 2003, 101.42% in 2004 and 100% in 2005 and thereafter. The
Company filed a registration statement to register these notes on September 8, 1997. Net proceeds after commissions and discounts, including issuance discount of $340,000, amounted to $121,548,000 and were used to retire and repay then outstanding borrowings under the former credit facility, fund construction costs and for working capital needs of the Company.
     The Indenture governing the Senior Notes contains certain specified restrictive and required financial covenants. The Company has agreed not to pledge its assets to any third party except under certain limited circumstances. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. The Indenture and Credit Facility agreements contain cross-default provisions.
                                      F-13

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
     CONVERTIBLE SUBORDINATED DEBENTURES -- On October 1, 1996, the Company completed a private placement of 5 3/4% convertible subordinated debentures in the aggregate principal amount of $70,000,000. On October 4, 1996, the Company filed a registration statement to register these debentures and the underlying equity securities. On October 15, 1996, the initial purchasers exercised an option to purchase additional convertible subordinated debentures in the principal amount of $4,000,000. Net proceeds after commissions and discounts were $72,150,000.
     The debentures are unsecured, mature on September 30, 2003, are convertible into common stock of the Company at the holder's option after December 1, 1996 at $31.11 per share until maturity, and are redeemable at the Company's option after September 29, 2000. Interest payments are due semi-annually on March 31 and September 30 commencing March 31, 1997. The debentures are subordinated to all present and future secured indebtedness of the Company, including the Credit Facility. Redemption prices in fiscal year periods ending September 30 are 102.46% in 2000, 101.64% in 2001 and 100.82% in 2002. After September 30, 2002,
the debentures are redeemable at par. In conversion, 2,378,565 shares of common stock would be issuable (see Note 6). The proceeds of this offering were used to repay outstanding borrowings under the Company's former bank credit facility, fund construction costs of TMS and for working capital needs of the Company.
     CAPITAL LEASE OBLIGATION AND EXERCISE OF PURCHASE OPTION (SEARS POINT RACEWAY) -- In connection with its SPR asset acquisition on November 18, 1996 (see Note 1), the Company executed a 14 year capital lease, including a purchase option, with the seller for all real property of the SPR complex. On December 4, 1997, the seller informed the Company of their intent to accelerate the purchase option. On February 17, 1998, the purchase transaction was consummated for $18,100,000, net cash Company outlay, thereby transferring ownership of the SPR complex to the Company and eliminating its capital lease obligation. The purchase transaction has not been reflected in the accompanying December 31, 1997 consolidated financial statements.
     The purchase option consisted of the Company's right to purchase the real property for $38,100,000 during a six-month option period commencing November 1, 1999, subject to acceleration at the election of the seller after March 31, 1997 and through December 31, 1999 (the Purchase Option). The Purchase Option was acquired for a payment of $3,500,000, which upon its exercise, was credited against the purchase price of the real property. At inception of the lease agreement, the Company paid a security deposit of $3,000,000, which was also credited against the purchase price. Interest on the capital lease was imputed based on 6.5%.
     In connection with the acquisition, the Company loaned the seller $13,453,000 under a 4% promissory note receivable collateralized by the SPR real property. Amounts due the Company under the note receivable were credited against the purchase price upon exercise of the Purchase Option. The note was due in equal monthly installments of interest of $45,000 through November 1999. Because a legal right of offset existed under the lease obligation and note receivable agreements prior to exercise, the note receivable of $13,453,000 has been netted against the capital lease obligation in the accompanying consolidated balance sheets. The purchase transaction was funded with borrowings under the Company's Credit Facility.
     OTHER NOTES PAYABLE -- Other notes payable includes a note arrangement the Company entered into in 1995 to pay a portion of the costs to construct an improved access road to CMS from Interstate 85. The note payable bears interest at 8% and is collateralized by a bank letter of credit from NationsBank.
     Annual maturities of long-term debt at December 31, 1997, including amounts subsequently refinanced, are as follows (dollars in thousands):

1998........................................................................................   $    375
1999........................................................................................        530
2000........................................................................................        313
2001........................................................................................         85
2002........................................................................................     18,199
Thereafter..................................................................................    200,008
                                                                                               --------
                                                                                               $219,510
                                                                                               --------
                                                                                               --------

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
     Interest income (expense), net in the accompanying consolidated statements of income includes interest income of $899,000 in 1995, $2,009,000 in 1996 and $2,432,000 in 1997. Interest expense was $923,000 in 1995, $693,000 in 1996, and
$7,745,000 in 1997. The Company capitalized interest costs of $2,834,000 in 1996 and $5,768,000 in 1997. No interest costs were capitalized in 1995.
     EXTRAORDINARY ITEM -- In March 1995, various notes payable to NationsBank totaling $46,588,000 were repaid using the proceeds from the Company's initial public offering. Accordingly, unamortized debt issuance costs of $133,000, net of tax benefit of $89,000, on these notes were expensed as an extraordinary item in the accompanying 1995 consolidated statement of income.
6. CAPITAL STRUCTURE, PUBLIC OFFERINGS OF COMMON STOCK AND PER SHARE DATA PREFERRED STOCK -- At December 31, 1997, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company's Board of Directors. No preferred shares were issued and outstanding at December 31, 1996 or 1997.
     INCREASE IN AUTHORIZED SHARES OF COMMON STOCK -- On April 29, 1997, the Company's Board of Directors and stockholders approved an increase in the authorized common stock of SMI from 100,000,000 to 200,000,000 shares.
     STOCK SPLIT -- On February 9, 1996, the Company's Board of Directors approved a two for one stock split for each share of the Company's common stock. The stock split was effective March 15, 1996 in the form of a 100% common stock dividend payable to stockholders of record as of February 26, 1996. All share and per share information in the accompanying consolidated financial statements take into account this stock split.
     PUBLIC OFFERINGS OF COMMON STOCK -- The Company completed an initial public offering of SMI common stock on March 3, 1995 at a price of $9 per share. SMI had 38,000,000 common shares outstanding immediately after the public offering was consummated, of which approximately 9,000,000 shares were held by outside investors. Net proceeds of the 1995 initial public offering of $65,793,000 were used to repay existing bank indebtedness, expand CMS and AMS racing facilities, and for other general corporate purposes.
     The Company completed an additional offering of common stock on April 1, 1996 by issuing 3,000,000 shares of common stock at a price of $27.625 per share. Net proceeds after offering expenses were $78,354,000 with such proceeds used to pay construction costs of TMS and for other general corporate purposes.
     PER SHARE DATA -- The following schedule is a reconciliation of basic and diluted earnings per share for the years ended December 31, 1995, 1996 and 1997. Dilution assumes conversion of the 5 3/4% convertible debentures into common stock based on the weighted average of issuable shares from the date of debt issuance, and elimination of interest expense, net of taxes, on such debt (see
Note 5). The extraordinary item in 1995 (see Note 5) had an insignificant effect on reported basic or diluted earnings per share.
     Had the 1995 initial public stock offering and related repayment of debt occurred on January 1, 1995, basic earnings applicable to common stock in 1995 would have been $0.52 per share.
                                      F-15

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
     The reconciliation of basic and diluted earnings per share is as follows:

                                                                                     WEIGHTED    EARNINGS
                                                                            NET      AVERAGE        PER
                              YEAR ENDED:                                 INCOME      SHARES       SHARE
-----------------------------------------------------------------------   -------    --------    ---------
                                                                          (DOLLARS)AND SHARES IN THOUSANDS
December 31, 1995:
  Basic earnings per share.............................................   $19,457     36,663       $0.53
  Dilution adjustments:
     Common stock equivalents -- stock options.........................        --        612
                                                                          -------    --------
  Diluted earnings per share...........................................   $19,457     37,275       $0.52
                                                                          -------    --------
                                                                          -------    --------
December 31, 1996:
  Basic earnings per share.............................................   $26,405     40,476       $0.65
  Dilution adjustments:
     Common stock equivalents -- stock options.........................        --        825
     5 3/4% Convertible debentures (Note 5)............................       210        610
                                                                          -------    --------
  Diluted earnings per share...........................................   $26,615     41,911       $0.64
                                                                          -------    --------
                                                                          -------    --------
December 31, 1997:
  Basic earnings per share.............................................   $38,178     41,338       $0.92
  Dilution adjustments:
     Common stock equivalents -- stock options.........................        --        774
     5 3/4% Convertible debentures (Note 5)............................     1,237      2,379
                                                                          -------    --------
  Diluted earnings per share...........................................   $39,415     44,491       $0.89
                                                                          -------    --------
                                                                          -------    --------

7. INCOME TAXES
     The components of the provision for income taxes are as follows (dollars in thousands):

                                                                           1995        1996        1997
                                                                          -------    --------    ---------
Current................................................................   $13,184    $ 12,762     $20,830
Deferred...............................................................       516       3,890       5,053
                                                                          -------    --------    ---------
  Total................................................................   $13,700    $ 16,652     $25,883
                                                                          -------    --------    ---------
                                                                          -------    --------    ---------

     The reconciliation of the statutory federal income tax rate and the effective income tax rate is as follows:

                                                                           1995        1996        1997
                                                                          -------    --------    ---------
Statutory federal tax rate.............................................       35%         35%         35%
State and local income taxes, net of federal income tax effect.........         4           4           4
Other, net.............................................................         2          --           1
                                                                          -------    --------    ---------
  Total................................................................       41%         39%         40%
                                                                          -------    --------    ---------
                                                                          -------    --------    ---------

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
     The tax effect of temporary differences resulting in deferred income taxes are as follows (dollars in thousands):

                                                                                      1995       1996       1997
                                                                                     -------    -------    -------
Deferred tax liabilities:
  Property and equipment..........................................................   $ 9,774    $14,958    $25,627
  Other...........................................................................        --        755        582
                                                                                     -------    -------    -------
     Subtotal.....................................................................     9,774     15,713     26,209
                                                                                     -------    -------    -------
Deferred tax assets:
  Income previously recognized for tax purposes...................................      (608)      (520)      (406)
  Stock option compensation expense...............................................    (1,206)    (1,095)    (1,054)
  Deferred PSL income recognized for tax purposes.................................        --         --     (5,028)
  Other...........................................................................    (1,243)      (356)      (926)
                                                                                     -------    -------    -------
     Subtotal.....................................................................    (3,057)    (1,971)    (7,414)
                                                                                     -------    -------    -------
Total net deferred tax liability..................................................   $ 6,717    $13,742    $18,795
                                                                                     -------    -------    -------
                                                                                     -------    -------    -------

     The Company made income tax payments during 1995, 1996 and 1997 totaling approximately $13,163,000, $17,402,000 and $27,329,000, respectively. No valuation allowance against deferred tax assets has been recorded for any year presented.
     On October 31, 1997, the Company reached a final settlement with the Internal Revenue Service (IRS) involving AMS, as the successor in interest to BND, Inc. (BND), for deficient income taxes and interest related to BND's income tax returns for certain years. The IRS had alleged that, during the acquisition of AMS in 1990, BND's merger into AMS, resulted in a taxable gain to BND, and eliminated a net operating loss carryback to the tax return filed for 1988. The settlement included taxes payable of approximately $2,900,000 plus interest which have been reflected in the accompanying December 31, 1997 consolidated financial statements as an increase to goodwill arising from the AMS acquisition and a charge to previously established accruals, respectively.
8. RELATED PARTY TRANSACTIONS
     Notes receivable at December 31, 1996 and 1997 include a note receivable of $697,000 and $747,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note during 1998, the balance has been classified as a noncurrent asset in the accompanying 1997 balance sheet.
     Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $1,131,000 at December 31, 1996 and $1,876,000 at December 31, 1997. The principal balance of the note represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value. The note bears interest at 1% over prime. The amount due the Company was substantially repaid in January 1998.
     From time to time during 1997, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), an affiliate of the Company through common ownership. At December 31, 1997, the Company had a net receivable from Sonic Financial of approximately $3,875,000. The amount due the Company was repaid by Sonic Financial in January 1998.
     Amounts payable to affiliated company of approximately $2,603,000 at December 31, 1996 and 1997 represents acquisition and other expenses paid on behalf of AMS by Sonic Financial in prior years. Of such amounts, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire account balance is classified as long-term based on expected repayment dates. Interest expense incurred on this obligation was $130,000 in 1995, $141,000 in 1996, and $144,000 in 1997.
                                      F-17

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
     Interest income of $75,000, $130,000 and $166,000 was earned on amounts due from related parties during the years ended December 31, 1995, 1996 and 1997, respectively.
9. CONTINGENCIES
     The Company is involved in various lawsuits and disputes which arose in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material impact on the Company's financial condition or future results of operations. The Company's property at CMS includes areas that were used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the CMS property ceased in 1992, but CMS currently allows certain property to be used for land clearing and inert debris landfilling and for construction and demolition debris landfilling. Management believes that the Company's operations, including the landfills on its property, are in compliance with all applicable federal, state and local environmental laws and regulations. Company management is not aware of any situation related to landfill operations which would adversely affect the Company's financial position or future results of operations.
10. OTHER INCOME
     Other income, net for the years ended December 31, 1995, 1996 and 1997 consists of the following (dollars in thousands):

                                                                                 1995      1996     1997
                                                                                ------    ------    ----
Gain on sale of speedway condominiums........................................   $  761    $  163    $142
Equity in operations of equity method investee...............................      233       371     (97)
Other income.................................................................    2,631     1,865     946
                                                                                ------    ------    ----
                                                                                $3,625    $2,399    $991
                                                                                ------    ------    ----
                                                                                ------    ------    ----

     Other income in 1995 and 1996 consists primarily of gains on sales of land and marketable equity securities, and landfill fees. Other income in 1997 consists primarily of gains on sales of marketable equity securities and landfill fees.
11. STOCK OPTION PLANS
     1994 STOCK OPTION PLAN -- On December 21, 1994, the Board of Directors and stockholders of SMI adopted the Company's 1994 Stock Option Plan in order to attract and retain key personnel. Under the stock option plan, options to purchase up to an aggregate of 2,000,000 shares of common stock may be granted to directors, officers and key employees of SMI and its subsidiaries. Such options provide for the purchase of common stock at a price as determined by the Compensation Committee of the Board of Directors.
     On December 21, 1994, SMI granted options to nine officers to purchase an aggregate of 800,000 shares of common stock at an exercise price of $3.75 per share, and an aggregate of 320,000 shares of common stock at an exercise price equal to the initial public offering price. The exercise price of all stock options granted in 1995, 1996 and 1997 was the fair or trading value of the Company's common stock at the date of grant.
                                      F-18

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
     Other option information regarding the 1994 Stock Option Plan for the years ended December 31, 1995, 1996 and 1997 is summarized as follows:

                                                                                                WEIGHTED
                                                                                  EXERCISE      AVERAGE
                                                                   SHARES IN       PRICE        EXERCISE
                                                                   THOUSANDS     PER SHARE       PRICE
                                                                   ---------    ------------    --------
Outstanding, January 1, 1995....................................     1,120      $ 3.75-$9.00     $ 5.34
Granted.........................................................       100        9.00-15.38      13.46
Exercised.......................................................        --                --         --
                                                                   ---------    ------------    --------
Outstanding, December 31, 1995..................................     1,220        3.75-15.38       6.00
Granted.........................................................       280             23.00      23.00
Exercised.......................................................      (159)       3.75-15.38       4.67
Cancelled.......................................................       (17)            15.38      15.38
                                                                   ---------    ------------    --------
Outstanding, December 31, 1996..................................     1,324        3.75-23.00       9.64
Granted.........................................................        90             23.50      23.50
Exercised.......................................................       (83)        3.75-9.00       7.73
                                                                   ---------    ------------    --------
Outstanding, December 31, 1997..................................     1,331      $3.75-$23.50     $10.40
                                                                   ---------    ------------    --------
                                                                   ---------    ------------    --------

     Of the options outstanding as of December 31, 1997, 1,271,000 are currently exercisable and have a weighted average exercise price of $9.81 per share. The weighted average remaining contractual life of the options outstanding at December 31, 1997 is 7.59 years.
     FORMULA STOCK OPTION PLAN -- Effective January 1, 1996, the Company's Board of Directors and stockholders adopted the Formula Stock Option Plan for the benefit of the Company's outside directors. The plan authorizes options to purchase up to an aggregate of 400,000 shares of common stock. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 20,000 shares of common stock at an exercise price equal to the fair market value per share at the date of award.
     The Company granted options to purchase 20,000 common shares to each of the Company's two outside directors in both 1996 and 1997 at an exercise price per share at award date of $14.94 and $20.63, respectively. All options to purchase shares under this plan expire ten years from grant date. Options on 20,000 shares granted in 1996 were exercised in 1997. No stock options under this plan were exercised in 1996. Effective January 2, 1998, the Company granted options to purchase an additional 20,000 shares to each of the two outside directors at an exercise price per share at award date of $24.81.
     STOCK-BASED COMPENSATION INFORMATION -- As discussed in Note 2, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company granted 100,000, 280,000 and 90,000 options in 1995, 1996 and 1997 with weighted average grant-date fair values of $3.36, $7.16 and $7.18, respectively. No compensation cost has been recognized for the stock option plans. Had compensation cost for the stock options been determined based on their fair value method as prescribed by SFAS No. 123, the Company's pro forma net income, basic earnings per share and diluted earnings per share would have been $19,219,000 or $0.52 and $0.52 per share for 1995; $25,036,000 or $0.61 and $0.60 per share for 1996; and $37,704,000 or $0.91 and
$0.85 per share for 1997.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 18.7% in 1995, 37.3% in 1996 and 37.1% in 1997; risk-free interest rate of 6.5% in 1995, 5.7% in 1996 and 5.9% in 1997; and expected lives of 3.0 years in 1995, 3.1 years in 1996, and 3.0 years in 1997. The model reflects that no dividends were declared in either 1995, 1996 or 1997.
     EMPLOYEE STOCK PURCHASE PLAN -- Effective January 1, 1997, the Company's Board of Directors and stockholders adopted the SMI Employee Stock Purchase Plan to provide employees the opportunity to acquire stock ownership. An aggregate total of 200,000 shares of common stock have been reserved for purchase under the new plan. Each January 1, eligible employees electing to participate will be granted an option to purchase shares
                                      F-19

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED of common stock. Prior to each January 1, the Compensation Committee of the Board of Directors determines the number of shares available for purchase under each option, with the same number of shares to be available under each option granted on the same grant date. No participant can be granted options to purchase more than 500 shares in each calendar year, nor which would allow an employee to purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. Participating employees designate a limited percentage of their annual compensation or may directly contribute an amount for deferral as contributions to the Plan. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Options granted may be exercised once at the end of each calendar quarter, and will be automatically exercised to the extent of each participant's contributions. Options granted that are unexercised will expire at the end of each calendar year.
     In 1997, employees purchased approximately 25,000 shares granted under the Plan on January 1, 1997 at a purchase price of $18.56 per share. The Company's plan expense was not significant.
12. EMPLOYEE BENEFIT PLAN
     The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to all employees of the Company meeting certain eligibility requirements. The Plan allows participants to elect contributions of up to 15% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants are fully vested in Company matching contributions after five years. The Company's contributions to the Plan were $40,000 in 1995, $35,000 in 1996 and $81,000 in 1997.
13. DISPOSAL OF INVESTMENT IN REAL ESTATE JOINT VENTURE IN 1994
     On December 21, 1994, CMS resolved to dispose of its 50% investment in a real estate joint venture (Chartown), prior to the Company completing its initial public offering in 1995, to focus on its principal operations of motorsports entertainment, racing and related activities. The disposition of Chartown was completed in early 1995 and was accounted for as a discontinued operation in 1994. The disposition resulted in the transfer of CMS's interest in the joint venture at its then net book value of approximately $9,045,000 and the subsequent dividend of the proceeds thereof to Sonic Financial. In 1995, the Company's retained earnings was reduced by an amount equal to the net book value of the assets distributed. There was no effect of Chartown's operations or disposal on the accompanying consolidated statements of income.
14. BRISTOL MOTOR SPEEDWAY AND SEARS POINT RACEWAY ACQUISITIONS
     As further described in Note 1, the Company acquired Bristol Motor Speedway on January 22, 1996 and Sears Point Raceway on November 18, 1996. The acquisitions were accounted for using the purchase method, and the results of their operations after the acquisition dates are included in the Company's 1996 and 1997 consolidated statements of income. The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the transactions had occurred as of January 1, 1995 after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made on that date, nor are they necessarily indicative of results which may occur in the future.

                                                                                   (PRO FORMA)
                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                           ---------------------------
                                                                              1995            1996
                                                                           -----------    ------------
Total revenues..........................................................   $96,431,000    $110,594,000
Income before extraordinary item........................................    18,172,000      26,355,000
Net income..............................................................    18,039,000      26,355,000
Basic earnings per share................................................   $      0.49    $       0.65
Dilutive earnings per share.............................................   $      0.48    $       0.63

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                     INDEX TO FINANCIAL STATEMENT SCHEDULE
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

SCHEDULE
NUMBER                                                                                                          PAGE
-------------------------------------------------------------------------------------------------------------   -----
II    Valuation and Qualifying Accounts......................................................................     S-2

     Note: All other schedules are omitted because they are not applicable or not required.
                                      S-1

                                                                     SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                                               BALANCE
                                                                       BALANCE AT     CHARGES                   AT
                                                                      BEGINNING OF      TO                     END OF
                                                                         PERIOD       EXPENSE     DEDUCTIONS   PERIOD
                                                                      ------------    -------     ------       ------
1)    Reserve for bad debts
      December 31, 1995............................................       $183         $  30      $ (67 )(1)  $146
      December 31, 1996............................................        146            97        (82 )(1)   161
      December 31, 1997............................................        161           392         -- (1)    553
2)    Unrealized loss on marketable equity securities
      December 31, 1995............................................         35            --         57 (2)     92
      December 31, 1996............................................         92            --         90 (2)    182
      December 31, 1997............................................       $182            --      $ 121 (3)   $303

---------------
(1) Represents actual write-offs of specific accounts receivable.
(2) Represents recovery of previously unrealized losses on marketable equity securities.
(3) Represents an increase in unrealized losses on marketable equity securities.
                                      S-2

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, State of North Carolina, on the 23rd day of March, 1998.
                                             SPEEDWAY MOTORSPORTS, INC.
                                             By: /s/      O. BRUTON SMITH
                                                ----------------------------
                                                        O. BRUTON SMITH
                                                 CHAIRMAN AND CHIEF EXECUTIVE
                                                           OFFICER
     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                        TITLE                       DATES
------------------------------------------------------  -----------------------------------   ---------------
    /s/              O. BRUTON SMITH                    Chief Executive Officer (principal    March 23, 1998
    --------------------------------------------          executive officer) and Chairman
                   O. BRUTON SMITH

    /s/           H.A. "HUMPY" WHEELER                  President, Chief Operating Officer
    --------------------------------------------          and Director
                 H.A. "HUMPY" WHEELER

    /s/             WILLIAM R. BROOKS                   Vice President, Treasurer, Chief      March 23, 1998
    --------------------------------------------          Financial Officer (principal
                  WILLIAM R. BROOKS                       financial officer and accounting
                                                          officer) and Director


    /s/              EDWIN R. CLARK                     Executive Vice President and          March 23, 1998
    --------------------------------------------          Director
                    EDWIN R. CLARK

    /s/             WILLIAM P. BENTON                   Director                              March 23, 1998
    --------------------------------------------
                  WILLIAM P. BENTON

    /s/              MARK M. GAMBILL                    Director                              March 23, 1998
    --------------------------------------------
                   MARK M. GAMBILL

                                 EXHIBIT INDEX

                                                                                                 SEQUENTIALLY
EXHIBIT                                                                                            NUMBERED
NUMBER   DESCRIPTION                                                                                PAGES
-------  -------------------------------------------------------------------------------------   ------------
* 3.1    Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33- 87740) of the Company (the
         "Form S-1")).
* 3.2    Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form
         S-1).
* 3.3    Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3 (File No. 333-13431) of the
         Company (the "November 1996 Form S-3")).
* 3.4    Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (File No. 333-35091) of the
         Company (the "September 1997 Form S-4")).
* 4.1    Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).
* 4.2    Indenture dated as of September 1, 1996 between the Company and First Union National
         Bank of North Carolina, as Trustee (the "First Union Indenture") (incorporated by reference to Exhibit 4.1 to the November 1996 Form S-3).
* 4.3    Form of 5 3/4% Convertible Subordinated Debenture due 2003 (included in the First
         Union Indenture).
* 4.4    Indenture dated as of August 4, 1997 between the Company and First Trust National
         Association, as Trustee (the "First Trust Indenture") (incorporated by reference to
         Exhibit 4.1 to the September 1997 Form S-4).
* 4.5    Form of 8 1/2% Senior Subordinated Notes Due 2007 (included in the First Trust
         Indenture).
*10.1    Letter of Credit issued by NationsBank of North Carolina, N.A. in favor of Charlotte
         Motor Speedway, Inc. for the benefit of the North Carolina Department of
         Transportation for $1,902,600, dated March 14, 1994 (incorporated by reference to
         Exhibit 10.9 to the Form S-1).
*10.2    Reimbursement Agreement by and between Charlotte Motor Speedway, Inc. and NationsBank of North Carolina, N.A., dated as of March 11, 1994 (incorporated by reference to
         Exhibit 10.11 to the Form S-1).
*10.3    Project Agreement by and among The Department of Transportation, an agency of the
         State of North Carolina, Interstate Combined Ventures and Charlotte Motor Speedway,
         Inc., dated as of December 6, 1993 (incorporated by reference to Exhibit 10.12 to the
         Form S-1).
*10.4    Deed of Trust by and among Terry L. Faulkenburg and Danny Ray Safrit, as Trustees of
         West Cabarrus Church, Charlotte Motor Speedway, Inc. and Alan G. Dexter, Trustee,
         dated as of September 29, 1994 (incorporated by reference to Exhibit 10.38 to the
         Form S-1).
*10.5    Balance of Purchase Money Promissory Note in the amount of $720,000, made by
         Charlotte Motor Speedway, Inc. in favor of West Cabarrus Church, dated as of
         September 29, 1994 (incorporated by reference to Exhibit 10.39 to the Form S-1).
*10.6    Agreement for Purchase and Sale of an Option in Real Property by and between West
         Cabarrus Church and Charlotte Motor Speedway, Inc., dated as of July 26, 1994
         (incorporated by reference to Exhibit 10.40 to the Form S-1).
*10.7    Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc.
         and Edwin R. Clark, dated as of January 22, 1993 (incorporated by reference to
         Exhibit 10.43 to the Form S-1).
*10.8    Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway,
         Inc. and H.A. "Humpy" Wheeler (incorporated by reference to Exhibit 10.44 to the Form
         S-1).
*10.9    Speedway Motorsports, Inc. 1994 Stock Option Plan (incorporated by reference to
         Exhibit 10.45 to the Form S-1).
*10.10   Speedway Motorsports, Inc. Formula Stock Option Plan (incorporated by reference to
         Exhibit 10.13 to the Annual Report on Form 10-K of the Company for the year ended
         December 31, 1995 (the "1995 Form 10-K")).
*10.11   Speedway Motorsports, Inc. Employee Stock Option Plan amended and restated as of July
         1, 1996 (incorporated by reference to Exhibit 4.1 to the Registration Statement on
         Form S-8 (File No. 333-17687) of the Company).

                                                                                                 SEQUENTIALLY
EXHIBIT                                                                                            NUMBERED
NUMBER   DESCRIPTION                                                                                PAGES
-------  -------------------------------------------------------------------------------------   ------------
*10.12   Amended and Restated Agreement by and among Charlotte Motor Speedway, Inc., Sonic
         Financial Corporation, Town and Country Ford, Inc., O. Bruton Smith, SMDA Properties
         and Chartown, dated February 10, 1995 (incorporated by reference to Exhibit 10.50 to the Form S-1).
*10.13   Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial
         Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to Form S-1).
*10.14   Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton Smith in favor of the Company (incorporated by reference to Exhibit 10.20 to the 1995 Form 10-K).
*10.15   Asset Purchase Agreement dated October 24, 1996 between the Company, as buyer, and
         Sears Point Raceway (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company filed as of December 4, 1996 (the "SPR Form 8-K")).
*10.16   Master Ground Lease dated November 18, 1996 by and between Brenda Raceway Corporation and the Company (incorporated by reference to Exhibit 99.2 to the SPR Form 8-K).
*10.17   Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents and
         Agreements dated as of November 18, 1996 by Brenda Raceway Corporation to First
         American Title Insurance Company for the benefit of Sonoma Funding Corporation
         (incorporated by reference to Exhibit 99.3 to the SPR Form 8-K).
*10.18   Promissory Note secured by Deed of Trust dated November 18, 1996 by Brenda Raceway
         Corporation in favor of Sonoma Funding Corporation (incorporated by reference to
         Exhibit 99.4 to the SPR Form 8-K).
*10.19   Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to
         Exhibit 10.23 to the Annual Report on Form 10-K of the Company for the year ended
         December 31, 1996 (the "1996 Form 10-K")).
*10.20   Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas Motor Speedway, Inc., as lessee (incorporated by reference to
         Exhibit 10.24 to the 1996 Form 10-K).
*10.21   Guaranty Agreement dated as of December 18, 1996 among the Company, the City of Fort
         Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit
         10.25 to the 1996 Form 10-K).
*10.22   Credit Agreement dated as of March 7, 1996 among the Company and Speedway Funding
         Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 99.2 to the
         Registration Statement on Form S-3 (File No. 333-1856) of the Company (the "March
         1996 Form S-3")).
*10.23   First Amendment to the Credit Agreement dated as of September 24, 1996 among the
         Company and Speedway Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 99.3 to the November 1996 Form S-3).
*10.24   Second Amendment to Credit Agreement dated June 30, 1997 among the Company and
         Speedway Funding Corp., as borrowers, and the lenders named therein, including
         NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to
         Exhibit 10.32 to the September 1997 Form S-4).
*10.25   Promissory Note dated June 30, 1997 among the Company and Speedway Funding Corp. as borrowers, and NationsBank, N.A. as lender (incorporated by reference to Exhibit
         10.33 to the September 1997 Form S-4).
*10.26   Guaranty Agreement dated as of June 30, 1997 among Atlanta Motor Speedway, Inc.,
         Charlotte Motor Speedway, Inc., Texas Motor Speedway, Inc., 600 Racing, Inc., Bristol
         Motor Speedway, Inc. and SPR Acquisition Corporation, as guarantors, and NationsBank,
         N.A. (incorporated by reference to Exhibit 10.34 to the September 1997 Form S-4).
*10.27   Amended and Restated Credit Agreement dated as of August 4, 1997 among the Company and Speedway Funding Corp., as borrowers, and the lenders named therein, including
         NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to
         Exhibit 10.36 to the September 1997 Form S-4).

                                                                                                 SEQUENTIALLY
EXHIBIT                                                                                            NUMBERED
NUMBER   DESCRIPTION                                                                                PAGES
-------  -------------------------------------------------------------------------------------   ------------
*10.28   Registration Rights Agreement dated as of September 26, 1996 among the Company,
         Wheat, First Securities, Inc., Montgomery Securities and J.C. Bradford & Co.
         (incorporated by reference to Exhibit 4.3 to the November 1996 Form
         S-3).
*10.29   Registration Rights Agreement dated as of August 4, 1997 among the Company,
         NationsBanc Capital Markets, Inc., Wheat, First Securities, Inc. and J.C. Bradford &
         Co. (incorporated by reference to Exhibit 4.3 to the September 1997 Form S-4).
*10.30   Purchase Agreement dated September 26, 1996 among the Company, Wheat, First
         Securities, Inc., Montgomery Securities and J.C. Bradford & Co. (incorporated by reference to Exhibit 99.1 to the November 1996 Form S-3).
*10.31   Purchase Agreement dated as of August 4, 1997 among the Company, NationsBanc Capital
         Markets, Inc., Wheat, First Securities, Inc. and J.C. Bradford & Co. (incorporated by reference to Exhibit 10.35 to the September 1997 Form S-4).
*21.1    Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1996
         Form 10-K).
 27.0    Financial Data Schedule for the Year Ended December 31, 1997.

---------------
 * Previously filed.