Form 10-Q
period 1998-03-26
SPEEDWAY MOTORSPORTS INC
filed 1998-05-11
CIK 934648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes  X   No
    ---     ---


As of May 8, 1998, there were 41,488,004 shares of $0.01 par value common stock outstanding.

                               INDEX TO FORM 10-Q

                                                                  PAGE
                                                                  ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements                           3

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            14


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                           20

SIGNATURES                                                          21

                         PART I - FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)




                                                   December 31,    March 26,
                                                       1997          1998
                                                   ------------    ---------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................  $ 28,148      $ 26,984
 Restricted cash ...................................     2,775         1,383
 Accounts receivable ...............................    24,452        29,113
 Prepaid income taxes ..............................     4,649         6,577
 Inventories (Note 3) ..............................     8,900        10,984
 Speedway condominiums  held for sale (Note 2)......    22,908        10,035
 Prepaid expenses ..................................       768           842
                                                      --------      --------

   Total current assets ............................    92,600        85,918
                                                      --------      --------

PROPERTY AND EQUIPMENT, NET (Note 4)................   436,547       468,816

GOODWILL AND OTHER INTANGIBLE ASSETS ...............    51,300        50,970

OTHER ASSETS:
 Marketable equity securities ......................     1,609         1,428
 Notes receivable (Note 7)..........................     5,498         4,443
 Other assets ......................................     9,614         9,325
                                                      --------      --------

   Total other assets ..............................    16,721        15,196
                                                      --------      --------

   TOTAL ...........................................  $597,168      $620,900
                                                      ========      ========



                See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)



                                                   December 31,    March 26,
                                                       1997          1998
                                                   ------------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt (Note 5).....   $    375      $    368
 Accounts payable .................................     21,927        16,775
 Deferred race event income, net ..................     58,433        88,766
 Accrued expenses and other liabilities............     13,853         8,780
                                                      --------      --------
    Total current liabilities .....................     94,588       114,689

LONG-TERM DEBT (Note 5)............................    219,135       224,551
PAYABLE TO AFFILIATED COMPANY (Note 7) ............      2,603         2,603
DEFERRED INCOME, NET ..............................     13,900        16,196
DEFERRED INCOME TAXES .............................     18,795        18,839
OTHER LIABILITIES .................................      4,033         2,381
                                                      --------      --------

    Total liabilities .............................    353,054       379,259
                                                      --------      --------

COMMITMENTS (Note 4)...............................

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, shares
  authorized - 3,000,000, no shares issued ........         --            --
 Common stock, $.01 par value, shares authorized -
  200,000,000, issued and outstanding - 41,433,000
  in 1997 and 41,482,000 in 1998 ..................        414           415
 Additional paid-in capital .......................    156,477       156,865
 Retained earnings ................................     87,526        84,603
 Deduct:
  Accumulated other comprehensive loss - unrealized
   loss on marketable equity securities (Note 2)...       (303)         (242)
                                                      --------      --------

    Total stockholders' equity ....................    244,114       241,641
                                                      --------      --------

    TOTAL .........................................   $597,168      $620,900
                                                      ========      ========


                See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars and shares in thousands except per share amounts)
                                   (Unaudited)




                                                      Three Months Ended
                                                      --------------------
                                                      March 31,  March 26,
                                                        1997        1998
                                                       -------     -------
REVENUES:
 Admissions ...................................        $ 5,206     $ 5,688
 Event related revenue ........................          6,711       8,469
 Other operating revenue ......................          3,536       3,803
                                                       -------     -------
        Total revenues ........................         15,453      17,960
                                                       -------     -------

OPERATING EXPENSES:
 Direct expense of events .....................          4,707       5,953
 Other direct operating expense ...............          2,056       2,222
 General and administrative ...................          7,091       8,174
 Depreciation and amortization ................          2,664       4,758
                                                       -------     -------
        Total operating expenses ..............         16,518      21,107
                                                       -------     -------
OPERATING LOSS ................................         (1,065)     (3,147)
Interest income (expense), net (Note 5)........            495      (2,748)
Other income, net .............................            201       1,044
                                                       -------     -------
LOSS BEFORE INCOME TAXES ......................           (369)     (4,851)
Income tax benefit ............................           (106)     (1,928)
                                                       -------     -------
NET LOSS ......................................        $  (263)    $(2,923)
                                                       =======     =======

PER SHARE DATA (Note 6):
  Net loss per share - basic ..................        $ (0.01)    $ (0.07)
                                                       =======     =======
  Weighted average shares outstanding .........         41,304      41,461

  Net loss per share - assuming dilution.......        $ (0.01)    $ (0.07)
                                                       =======     =======
  Weighted average shares outstanding..........         44,485      44,613





                See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (Dollars and shares in thousands)
                                   (Unaudited)






                                                                                 Accumulated    Total
                                                         Additional                  Other      Stock-
                                         Common  Stock    Paid-In      Retained  Comprehensive holders'
                                         Shares  Amount   Capital      Earnings      Loss       Equity
                                         ------   ----    --------     -------      -----     --------
BALANCE - DECEMBER 31, 1997 ............ 41,433   $414    $156,477     $87,526      $(303)    $244,114

Net loss................................     --     --          --      (2,923)        --       (2,923)

Exercise of stock options ..............     49      1         388          --         --          389

Net unrealized gain on marketable
 equity securities (Note 2).............     --     --          --          --         61           61
                                         ------   ----    --------     -------      -----     --------

BALANCE - March 26, 1998 ............... 41,482   $415    $156,865     $84,603      $(242)    $241,641
                                         ======   ====    ========     =======      =====     ========





See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)




                                                                Three Months Ended
                                                               ---------------------
                                                               March 31,   March 26,
                                                                 1997        1998
                                                               ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ..................................................    $   (263)  $ (2,923)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
     Depreciation and amortization..........................       2,664      4,758
     Equity in operations of equity method investee.........         105         30
     Gain on sale of marketable equity securities and
        investments ........................................         (44)      (131)
     Amortization of deferred income........................         (69)       (68)
     Changes in operating assets and liabilities:
        Restricted cash ....................................      (2,304)     1,392
        Accounts receivable ................................      (4,861)    (2,301)
        Prepaid and accrued income taxes...................          --     (1,928)
        Inventories  .......................................      (1,248)    (2,084)
        Condominiums held for sale.............. ...........      (1,516)    12,873
        Other current assets and liabilities ...............        (822)       (74)
        Accounts payable................................ ...       9,426     (5,152)
        Deferred race event income .........................      35,198     30,333
        Accrued expenses and other liabilities......... ....      (3,417)    (5,073)
        Deferred income ....................................       4,443      2,364
        Other assets and liabilities .......................        (895)    (2,912)
                                                                --------   --------
          Net cash provided by operating activities.........      36,397      29,104
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt.......................        (85)   (18,291)
 Issuance of long-term debt.................................     18,000     25,000
 Exercise of stock options..................................         --        389
                                                                --------   --------
          Ne cash provided by financing activities..........     17,915       7,098
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.......................................    (54,663)   (36,478)
 Purchases of marketable equity securities and
  investments...............................................       (412)      (100)
 Proceeds from sales of marketable equity securities
  and investments...........................................        531        517
  Increase in notes and other receivables...................       (601)    (1,305)
                                                                --------   --------
          Net cash used in investing activities.............    (55,145)   (37,366)
                                                                --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................       (833)    (1,164)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     22,252     28,148
                                                               --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $ 21,419   $ 26,984
                                                               ========   ========


                See notes to consolidated financial statements.

     The following Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, contain estimates and forward-looking statements as indicated herein by use of such terms as "estimated", "anticipates", "approximate" or "projected". Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; disruption of the Company's relationship with NASCAR; and other factors that generally affect the business of sports and recreational companies.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1.   DESCRIPTION OF BUSINESS

     The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI), and its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway, Inc. and subsidiaries (CMS), Sears Point Raceway (SPR) and subsidiary, Texas Motor Speedway, Inc. (TMS), Oil-Chem Research Corp. and subsidiary (ORC), Speedway Funding Corp. and Sonoma Funding Corp. (collectively, the Company).

     See Note 1 to the December 31, 1997 Consolidated Financial Statements for further description of the Company's business operations, properties and scheduled events.

     SPR, located on approximately 1,500 acres in Sonoma, California, owns and operates a 1.9-mile, seven-turn road course, a one-quarter mile dragstrip, and an 157,000 square foot industrial park. On February 17, 1998, as further described in Note 5, the Company's purchase option on SPR was consummated for $18,100,000, net cash outlay, thereby transferring ownership of the racetrack facilities and real property to the Company and eliminating its capital lease obligation.

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

2.  SIGNIFICANT ACCOUNTING POLICIES

     These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of Speedway Motorsports, Inc. for the fiscal year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.

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

     REVENUE RECOGNITION - The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted except for major NASCAR racing events which occur on the last weekend of a calendar quarter. When major NASCAR racing events occur on the last weekend of a calendar quarter, the race event revenues and operating expenses are recognized in the current or immediately succeeding calendar quarter that corresponds to the calendar quarter of the prior year in which the same major NASCAR racing event was conducted. The Company has adopted this accounting policy to help ensure comparability and consistency between quarterly financial statements of successive years.

     A major NASCAR sanctioned racing event occurred at BMS on the weekends of April 11-13, 1997 and March 27-29, 1998. Also, a major NASCAR sanctioned racing event occurred, and is scheduled to occur, at SPR on the weekends of May 3-4, 1997 and June 27-28, 1998. Accordingly, the revenues and direct expenses of these race events are recognized in the second quarter of both calendar years. The last recognition date for the first quarter of 1998 was March 26, 1998. The recognition period for the second quarter of 1998 will be March 27, 1998 to June 30, 1998. No major NASCAR race events were held at the Company's speedways on the last weekend of the calendar quarters ended March 31 or June 30, 1997. As such, the reporting periods for the three months ended March 31, 1997 and March 26, 1998, and the six months ended June 30, 1997 and 1998, are comparable.

     The Busch Grand National series race at AMS, originally scheduled to be held March 7, 1998, was rescheduled to November 7, 1998 due to poor weather conditions. Certain advance revenues and direct expenses related to the rescheduled Busch race were deferred. Rescheduling did not materially impact revenues and operating expenses as reported for the three months ended March 26, 1998.

     SPEEDWAY CONDOMINIUMS HELD FOR SALE - Speedway condominiums held for sale represent 46 condominiums at AMS and 76 condominiums at TMS, of which 40 and 64, respectively, have been sold or contracted for sale as of March 26, 1998. The remaining condominiums are substantially complete and are in the process of being sold. CMS has constructed 52 condominiums overlooking the main speedway, all of which have been sold.

     PROPERTY AND EQUIPMENT - In the fourth quarter ended December 31, 1997, the Company revised the estimated useful lives of certain property and equipment based on new information obtained from a third party review of applicable lives for these assets. Management believes the revised lives are more appropriate and result in better estimates of depreciation. The revised lives decreased depreciation expense by $800,000, and decreased net loss by $480,000 or approximately $.01 per share, in the three months ended March 26, 1998 compared to using former estimated lives.

     MARKETABLE EQUITY SECURITIES - The Company's marketable equity securities are classified as "available for sale" and are not bought and held principally for the purpose of selling them in the near term. Valuation allowances for unrealized losses of $303,000 and $242,000 (net of $219,000 and $175,000 in tax benefits), are reflected as a charge to stockholders' equity to reduce the carrying amount of long-term marketable equity securities to market value as of December 31, 1997 and March 26, 1998, respectively.

     DEFERRED INCOME - Deferred income includes Texas Motor Speedway Preferred Seat License (PSL) fee deposits of $12,862,000 and $12,784,000, net of expenses of $1,036,000 and $1,084,000 at December 31, 1997 and March 26,

1998, respectively. See Note 2 to the December 31, 1997 Consolidated Financial Statements for discussion of terms and conditions of the PSL's. Fees received under PSL agreements were deferred prior to TMS hosting its first Winston Cup race on April 6, 1997. The Company began amortizing net PSL fee revenues into income over the estimated useful life of TMS's speedway facility upon its opening. Amortization income recognized in the three months ended March 26, 1998 was $126,000; none was recognized in the three months ended March 31, 1997.

     IMPACT OF NEW ACCOUNTING STANDARD - As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which specifies that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Adoption did not significantly change presentation of comprehensive income and financial statements from that under previous accounting standards.

3.   INVENTORIES

     Inventories as of December 31, 1997 and March 26, 1998 consist of the following components (dollars in thousands):


                                                         December 31,    March 26,
                                                              1997         1998
                                                         ------------    ---------
Souvenirs...............................................     $ 3,839      $ 5,005
Finished vehicles, parts and accessories................       4,907        5,374
Food and other.........................................          154          605
                                                             -------      -------
   Total                                                     $ 8,900      $10,984
                                                             =======      =======

4.   PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

     TEXAS MOTOR SPEEDWAY - The construction of TMS, a 1.5-mile, banked, lighted, quad-oval superspeedway, located on 1,360 acres in Fort Worth, Texas, was complete at March 31, 1997, with TMS hosting its first major NASCAR Winston Cup race on April 6, 1997.

     CONSTRUCTION IN PROGRESS - At March 26, 1998, the Company has various construction projects underway to increase and improve grandstand seating capacity, luxury suites, facilities for fan amenities, and make various other site improvements at each of its speedways. Also, TMS is constructing an office and entertainment complex which overlooks the main speedway. Construction is expected to be completed in 1999, and TMS plans to derive rental, catering, dining and dues revenues from the dining-entertainment and health-fitness club complex. The estimated aggregate cost of capital expenditures in 1998, excluding exercise of the SPR purchase option, will approximate $100,000,000.

5.   LONG-TERM DEBT

     BANK CREDIT FACILITY - In August 1997, the Company obtained, from a syndicate of banks led by NationsBank N.A., a long-term, unsecured, senior revolving credit facility (the Credit Facility) with an overall borrowing limit of $175,000,000 and a sub-limit of $10,000,000 for standby letters of credit. Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.125% or
(ii) the greater of NationsBank's prime rate or the Federal fund rate plus .5%. The Credit Facility matures in August 2002. At March 26, 1998, there was $25,000,000 in outstanding borrowings under the Credit Facility. At December 31, 1997, there was no outstanding borrowings. See Note 5 to the

December 31, 1997 Consolidated Financial Statements for discussion of additional terms and restrictive loan covenants of the Credit Facility.

     SENIOR SUBORDINATED NOTES - In August 1997, the Company issued 8 1/2% senior subordinated notes (the Senior Notes) in the aggregate principal amount of $125,000,000. The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002. Interest payments are due semi-annually on February 15 and August 15, commencing February 15, 1998. See Note 5 to the December 31, 1997 Consolidated Financial Statements for discussion of additional terms and conditions of the Senior Notes.

     CONVERTIBLE SUBORDINATED DEBENTURES - In October 1996, the Company issued 5 3/4% convertible subordinated debentures in the aggregate principal amount of $74,000,000. The debentures are unsecured, mature on September 30, 2003, are convertible into common stock at the holder's option at $31.11 per share until maturity, and are redeemable at the Company's option after September 29, 2000. In conversion, 2,378,565 shares of common stock would be issuable (see Note 6). Interest payments are due semi-annually on March 31 and September 30. See Note 5 to the December 31, 1997 Consolidated Financial Statements for discussion of additional terms and conditions of the debentures.

     CAPITAL LEASE OBLIGATION AND EXERCISE OF PURCHASE OPTION (SEARS POINT RACEWAY) - In connection with its SPR asset acquisition in November 1996 (see
Note 1), the Company executed a fourteen year capital lease, including a purchase option, with the seller for all real property of the SPR complex. In December 1997, the seller informed the Company of their intent to accelerate the purchase option. On February 17, 1998, the purchase transaction was consummated for $18,100,000, net cash outlay, thereby transferring ownership of the SPR complex to the Company and eliminating its capital lease obligation. The purchase transaction was funded with borrowings under the Company's Credit Facility, and has been reflected in the accompanying March 26, 1998 consolidated financial statements.

     The purchase option, consisting of the Company's right to purchase the real property for $38,100,000, was initially acquired for a $3,500,000 payment. This payment was credited against the purchase price. Also, a security deposit of $3,000,000 paid at lease inception, and a promissory note receivable of $13,453,000 due from the seller, was credited against the purchase price. Because a legal right of offset existed under the lease obligation and note receivable agreements prior to exercise, the note receivable was netted against the capital lease obligation in the accompanying December 31, 1997 consolidated balance sheet. See Note 5 to the December 31, 1997 Consolidated Financial Statements for discussion of additional terms and conditions of the former purchase option, capital lease obligation and note receivable.

     INTEREST INCOME (EXPENSE) - Interest income (expense), net includes interest income of $594,000 and $660,000 in the three months ended March 31, 1997 and March 26, 1998. Interest expense was $99,000 and $3,408,000 in the three months ended March 31, 1997 and March 26, 1998. The Company capitalized interest costs of $2,100,000 and $905,000 during the three months ended March 31, 1997 and March 26, 1998.

6.   PER SHARE DATA

     The computation of diluted net loss per share was anti-dilutive for the three months ended March 31, 1997 and March 26, 1998; therefore, the amounts reported for basic and diluted net loss are the same. In 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share retroactively restated. The impact of adoption was not significant.

     The following schedule is a reconciliation of basic and diluted earnings per share for the three months ended March 31, 1997 and March 26, 1998. Dilution assumes conversion of the convertible debentures into common stock based on the weighted average of issuable shares from the date of debt issuance, and elimination of interest expense, net of taxes, on such debt (see Note 5). The reconciliation of basic and diluted earnings per share is as follows:


                                                                          WEIGHTED
                                                     NET      AVERAGE     EARNINGS
THREE MONTHS ENDED                                   LOSS      SHARES     PER SHARE
------------------                                   ----      ------     ---------
                                                   (DOLLARS AND SHARES IN THOUSANDS)
 March 31, 1997:
  Basic net loss per share....................       $(263)     41,304      $(0.01)
  Dilution adjustments:
     Common stock equivalents - stock options...        --         802
     5 3/4% Convertible debentures (Note 5).....        --       2,379
                                                     -----      ------
  Diluted net loss per share..................       $(263)     44,485      $(0.01)
                                                     =====      ======

 March 26, 1998:
     Basic net loss per share....................  $(2,923)     41,461      $(0.07)
     Dilution adjustments:
      Common stock equivalents - stock options...       --         773
      5 3/4% Convertible debentures (Note 5).....      513       2,379
                                                    -------      ------
     Diluted net loss per share..................  $(2,410)     44,613      $(0.07)
                                                    =======     =======


7.   RELATED PARTY TRANSACTIONS

     Notes receivable at December 31, 1997 and March 26, 1998 include a note receivable of $747,000 and $760,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note before March 31, 1999, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

     Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $1,876,000 at December 31, 1997 and $754,000 at March 26, 1998. The principal balance of the note represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value. The note bears interest at 1% over prime.

     From time to time during 1997, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), an affiliate of the Company through common ownership. At December 31, 1997, the Company had a net receivable from Sonic Financial of approximately $3,875,000. The amount due the Company was substantially repaid by Sonic Financial in January 1998.

     Amounts payable to affiliated company of approximately $2,603,000 at December 31, 1997 and March 26, 1998 represents acquisition and other expenses paid on behalf of AMS by Sonic Financial in prior years. Of such amounts, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire account balance is classified as long-term based on expected repayment dates.

8.   STOCK OPTION PLANS

     1994 STOCK OPTION PLAN - The Company's stockholders approved, at the 1998 annual meeting on May 5, 1998, an amendment to the 1994 Stock Option Plan to increase the number of shares of common stock issuable under that plan from 2,000,000 to 3,000,000. The amendment allows future grants to key employees. No options have been granted from January 1, 1998 to March 26, 1998.

     FORMULA STOCK OPTION PLAN - On May 5, 1998, the Company's stockholders approved an amendment to the Formula Stock Option Plan to increase the number of shares of common stock issuable under that plan from 400,000 to 800,000. The amendment allows future grants to independent directors. Effective January 2, 1998, the Company granted options to purchase an additional 20,000 shares to each of the two outside directors at an exercise price per share of $24.81.

     EMPLOYEE STOCK PURCHASE PLAN - On May 5, 1998, the Company's stockholders approved an amendment to the Employee Stock Purchase Plan to increase the number of shares of common stock issuable under that plan from 200,000 to 400,000. The amendment allows future grants to employees. Each participant has been granted an option to purchase up to 500 shares at an exercise price per share of $22.33, or 90% of the fair market value at exercise date if lower, in 1998 subject to the terms and conditions of the plan. No options have been exercised from January 1, 1998 to March 26, 1998.

     See Note 11 to the December 31, 1997 Consolidated Financial Statements for additional discussion of the terms and conditions of the Company's stock option plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

OVERVIEW

     The Company derives revenues principally from the sale of tickets to automobile races and other events held at each of its speedway facilities, from the sale of food, beverages and souvenirs during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events, and from the licensing of television, cable network and radio rights to broadcast such events. The Company derives additional revenue from The Speedway Club, a dining and entertainment facility at CMS, Legends Car operations, SPR industrial park rentals, and from Oil-Chem, a wholly-owned subsidiary, that produces an environmentally friendly motor oil additive that the Company intends to promote in conjunction with its speedways.

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

     The Company classifies its expenses to include direct expense of events and other direct operating expense, among other things. "Direct expense of events" principally consists of race purses, sanctioning fees, cost of concession and souvenir sales, compensation of certain employees and advertising. "Other direct operating expense" includes the cost of The Speedway Club and Legends Car sales, SPR industrial park rentals and Oil-Chem revenues.

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

     Significant growth in the Company's revenues will depend on consistent investment in facilities. The Company has several capital projects underway at each of its speedways.

     The Company does not believe that its financial performance has been materially affected by inflation. The Company has been able to mitigate the effects of inflation by increasing prices.

AUTOMATED SYSTEMS AND THE YEAR 2000

     The ability of automated systems to recognize the date change from December 31, 1999 to January 1, 2000 is commonly referred to as the Year 2000 matter. Similar to most other organizations, the Company has assessed the potential impact of the Year 2000 matter on its operations based on current and foreseeable computer and other automated system applications. The Company believes any future costs associated with modifying its computer software and other automated systems for the Year 2000 matter will not be significant.

SEASONALITY AND QUARTERLY RESULTS

     The Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 15 NASCAR sanctioned races held in 1997. In 1998, the Company again is holding 15 NASCAR sanctioned races. The Company will also sponsor four Indy Racing League ("IRL"), three NASCAR Craftsman Truck Series, and one National Hot Rod Association Nationals, racing events in 1998. As a result, the Company's business has been, and is expected to remain, highly seasonal. In 1996 and 1997, the Company's second and fourth quarters accounted for 75% and 78%, respectively, of its total annual revenues and 96% and 100%, respectively, of its total annual operating income.

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

     The results of operations for the three months ended March 31, 1997 and March 26, 1998 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

     Set forth below is certain comparative summary information with respect to the Company's scheduled major NASCAR-sanctioned racing events for 1997 and 1998:



                                                 NUMBER OF SCHEDULED MAJOR
                                                  NASCAR-SANCTIONED EVENTS
                                                  ------------------------
                                                     1997        1998
                                                     ----        ----
     1st Quarter.......................                2            1(*)
     2nd Quarter.......................                8            8
     3rd Quarter.......................                2            2
     4th Quarter.......................                3            4(*)
                                                      --           --
       Total...........................               15           15
                                                      ==           ==

(*) Reflects rescheduling of the Busch Grand National series race at AMS from March to November 1998 due to poor weather conditions.

CHANGES IN RESULTS OF OPERATIONS

     In the three months ended March 26, 1998, the Company conducted one major NASCAR sanctioned Winston Cup racing event. Poor weekend weather conditions at AMS resulted in postponing the NASCAR sanctioned Winston Cup event to Monday, March 9, 1998. In addition, the Busch Grand National race, originally scheduled to precede the Winston Cup event, was rescheduled to November 7, 1998. Rescheduling of the Busch race did not materially impact operating revenues and operating expenses as reported for the three months ended March 26, 1998.

     In the three months ended March 31, 1997, the Company conducted two major NASCAR sanctioned racing events, including one Winston Cup event preceded by a Busch Grand National series racing event.

     In 1998, the Company began operating certain food concession activities which previously had been procured from a third party. As a result, revenues and expenses associated with such food concession activities for the three months ended March 26, 1998 are included in event related revenues, direct expense of events, and general and administrative expense. For the three months ended March 31, 1997, the Company's operating profits from such activities under its arrangement with the outside vendor were reported as event related revenue.

THREE MONTHS ENDED MARCH 26, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

     TOTAL REVENUES. Total revenues for the three months ended March 26, 1998 increased by $2.5 million, or 16.2%, to $18.0 million, over such revenues for the same period earlier year. This improvement was due to increases in all revenue items, particularly admissions and event related revenues.

        ADMISSIONS for the three months ended March 26, 1998 increased by $482,000, or 9.3%, over admissions for the same period earlier year. This increase was due primarily to growth in NASCAR sanctioned racing events held during the current quarter. The growth in admissions reflects the continued increases in attendance, additions to permanent seating capacity and, to a lesser extent, and ticket prices.

        EVENT RELATED REVENUE for the three months ended March 26, 1998 increased by $1.8 million, or 26.2%, over such revenue for the same period earlier year. The increase was due primarily to the growth in attendance, including related increases in concessions and souvenir sales and, to a lesser extent, increases in broadcast rights and sponsorship fees.

        OTHER OPERATING REVENUE for the three months ended March 26, 1998 increased by $267,000, or 7.6%, over such revenue for the same period earlier year. This increase was primarily attributable to an increase in Legend Car revenues of 600 Racing, a wholly-owned subsidiary of CMS.

     DIRECT EXPENSE OF EVENTS. Direct expense of events for the three months ended March 26, 1998 increased by $1.2 million, or 26.5%, over such expense for the same period earlier year. Such increase was due primarily to higher operating costs associated with the growth in attendance and seating capacity, and to increases in the size of race purses and sanctioning fees required for the NASCAR sanctioned racing event held during the current quarter.

     OTHER DIRECT OPERATING EXPENSE. Other direct operating expense for the three months ended March 26, 1998 increased by $166,000, or 8.1%, over such expense for the same period earlier year. The increase occurred primarily due to the expenses associated with increased other operating revenues derived from Legend Cars.

     GENERAL AND ADMINISTRATIVE. As a percentage of total revenues, general and administrative expense decreased from 45.9% for the three months ended March 31, 1997 to 45.5% for the three months ended March 26, 1998. General and administrative expense for the three months ended March 26, 1998 increased by $1.1 million, or 15.3%, over such expense for the same period earlier year. The increase was due primarily to increases in operating costs associated with the growth and expansion at AMS, BMS, and CMS, and the opening of TMS in April 1997.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 26, 1998 increased by $2.1 million, or 78.6%, over such expense for the same period earlier year. This increase was due to property and equipment of TMS placed into service upon hosting of its first racing event in April 1997, and to additions to property and equipment at AMS, BMS and CMS.

     OPERATING LOSS. Operating loss for the three month period ended March 26, 1998 increased $2.1 million compared to the same period earlier year. This increase was due to the factors discussed above.

     INTEREST INCOME (EXPENSE), NET. Interest expense, net for the three months ended March 26, 1998 was $2.7 million compared to interest income, net for the three months ending March 31, 1997 of $495,000. This change was due to higher borrowings for construction funding during the three months ended March 26, 1998 as compared to the same period earlier year. The change also reflects lower capitalized interest costs of $905,000 during the three months ended March 26, 1998 as compared to $2,100,000 in the same period earlier year. The lower capitalized interest results primarily from property and equipment of TMS being placed into service upon its opening in April 1997.

     OTHER INCOME. Other income for the three months ended March 26, 1998 increased by $843,000 over such income for the same period earlier year. This increase resulted primarily from gains recognized on sales of eight TMS condominiums held for sale during the three month ended March 26, 1998. No sales of TMS condominiums were recognized in the three months ended March 31, 1997.

     INCOME TAX BENEFIT. The Company's effective income tax rate for the three months ended March 26, 1998 and March 31, 1997, excluding the loss in equity method investee, was 40%.

     NET LOSS. Net loss for the three months ended March 26, 1998 increased by $2.7 million compared to the three months ended March 31, 1997. This increase was primarily due additional depreciation and interest expense from the opening of TMS in April 1997, and to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings, and other debt and equity offerings. The Company has expended significant amounts of cash in the first quarter of 1998 for improvements and expansion of BMS, CMS and TMS, and the exercise of the SPR purchase option on February 17, 1998 as further described below. The Company's financial condition and liquidity during the three months ended March 26, 1998 remained relatively comparable with that at December 31, 1997 principally due to: (1) net cash generated by operations for the three months ended March 26, 1998 amounting to $29.1 million; (2) net long-term borrowings of $7.1 million during the current quarter; and (3) capital expenditures during the current quarter amounting to $36.5 million.

     Company management anticipates that cash from operations and funds available through the Credit Facility will sustain the Company's operating needs through 1998, including planned capital expenditures at its speedway facilities. Based upon the anticipated future growth and financing requirements of the Company, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.

EXERCISE OF SPR PURCHASE OPTION

     On February 17, 1998, the Company's purchase option on SPR was consummated for $18,100,000, net cash Company outlay, thereby transferring ownership of the SPR complex to the Company and eliminating its capital lease obligation. The purchase transaction was funded with borrowings from the Company's Credit Facility.

CAPITAL EXPENDITURES

     Significant growth in the Company's revenues depends, in a large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

     In 1998, AMS is planning to install lighting for its inaugural IRL night race in August. At BMS, the Company expects in 1998 to add approximately 17,000 permanent seats, featuring a new stadium-style terrace section, including 42 new luxury suites, and make other site improvements. In 1998, at CMS, the Company expects to add approximately 12,000 permanent seats, including 12 new luxury suites. SPR plans to further expand and improve seating and viewing areas in 1998 to increase spectator comfort and enjoyment. The Company expects in 1998 to begin major renovations at SPR, including its reconfiguration into a "stadium-style" road racing course, the addition of approximately 44,000 permanent seats, and improving and expanding concessions, restroom facilities and other fan amenities. The Company continues to improve and expand fan amenities at all its facilities, as well as reconfiguring traffic patterns, entrances, and expanding on-site roads and significantly increasing available parking to ease congestion caused by the growth in attendance, consistent with management's commitment to quality and customer satisfaction. In 1998, after adding more than 29,000 permanent seats and 54 luxury suites, exclusive of SPR, the Company's total permanent seating capacity will exceed 554,000 and the total number of luxury suites will be approximately 550. Also, TMS is constructing an office and entertainment complex which overlooks the main speedway. Construction is expected to be completed in 1999, and TMS plans to derive rental, catering and dining revenues from the dining-entertainment and health-fitness club complex.

     The estimated aggregate cost of capital expenditures in 1998, excluding exercise of the SPR purchase option, will approximate $100 million. Numerous factors, many of which are beyond the Company's control, may influence the ultimate costs of various capital improvements at the Company's facilities, including undetected soil or land conditions, additional land acquisition costs, increases in the cost of construction materials and labor, unforeseen changes in the design, litigation, accidents or natural disasters affecting the construction site and national or regional economic changes. In addition, the actual cost could vary materially from the Company's estimates if the Company's assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost.


     In addition to expansion and improvements of its existing speedway facilities and business operations, the Company is continually evaluating new opportunities that will add value for the Company's stockholders, including the acquisition and construction of new speedway facilities, the expansion and development of its existing Legends Cars and Oil-Chem products and markets and the expansion into complementary businesses.

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

     (a)  Exhibits:

27. Financial data schedule for the three month period ended March 26, 1998.

     (b) No reports were filed on Form 8-K during the fiscal quarter covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SPEEDWAY MOTORSPORTS, INC.
                                                     (REGISTRANT)



Date: May 8, 1998                       By:    /s/ O. Bruton Smith
      -----------                          -----------------------
                                                   O. Bruton Smith
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER



Date: May 8, 1998                       By:    /s/ William R. Brooks
      -----------                          -------------------------
                                                   William R. Brooks
                                           VICE PRESIDENT, CHIEF FINANCIAL
                                           OFFICER, TREASURER AND DIRECTOR

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                           SPEEDWAY MOTORSPORTS, INC.
                      FOR THE QUARTER ENDED MARCH 26, 1998

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
------           -----------------------


   27 Financial data schedule for the three month period ended March 26, 1998.