Form 10-Q
period 1998-06-30
SPEEDWAY MOTORSPORTS INC
filed 1998-08-12
CIK 934648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  [X]   No [ ]

As of August 11, 1998, there were 41,488,899 shares of $0.01 par value common stock outstanding.

                               INDEX TO FORM 10-Q

PART I  - FINANCIAL INFORMATION                                        PAGE

ITEM 1.  Consolidated Financial Statements - Unaudited .............    3

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...........   15

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders .......   23

ITEM 6.  Exhibits and Reports on Form 8-K ..........................   23

SIGNATURES .........................................................   24

                         PART I - FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                    December 31,   June 30,
                                                       1997         1998
                                                     --------     --------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ......................    $ 28,148     $ 32,109
 Restricted cash ................................       2,775        1,226
 Accounts and notes receivable ..................      24,452       31,116
 Prepaid income taxes ...........................       4,649         --
 Inventories (Note 3) ...........................       8,900       10,096
 Speedway condominiums held for sale (Note 2) ...      22,908        7,854
 Prepaid expenses ...............................         768        1,276
                                                     --------     --------
   Total current assets .........................      92,600       83,677
                                                     --------     --------
PROPERTY AND EQUIPMENT, NET (Note 4) ............     436,547      487,567

GOODWILL AND OTHER INTANGIBLE ASSETS, NET .......      51,300       50,639

OTHER ASSETS:
 Marketable equity securities ...................       1,609        1,125
 Notes receivable (Note 7) ......................       5,498       10,708
 Other assets ...................................       9,614        9,140
                                                     --------     --------
   Total other assets ...........................      16,721       20,973
                                                     --------     --------
   TOTAL ........................................    $597,168     $642,856
                                                     ========     ========

                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                                       December 31,     June 30,
                                                           1997           1998
                                                         ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt (Note 5) .......   $     375    $     374
 Accounts payable ....................................      21,927       11,268
 Deferred race event income, net .....................      58,433       50,345
 Accrued income taxes ................................        --         15,032
 Accrued expenses and other liabilities ..............      13,853       15,865
                                                         ---------    ---------
    Total current liabilities ........................      94,588       92,884

LONG-TERM DEBT (Note 5) ..............................     219,135      234,432
PAYABLE TO AFFILIATED COMPANY (Note 7) ...............       2,603        2,603
DEFERRED INCOME, NET .................................      13,900       15,567
DEFERRED INCOME TAXES ................................      18,795       18,778
OTHER LIABILITIES ....................................       4,033        2,286
                                                         ---------    ---------
    Total liabilities ................................     353,054      366,550
                                                         ---------    ---------
COMMITMENTS (Note 4)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, shares
  authorized - 3,000,000, no shares issued ...........        --           --
 Common stock, $.01 par value, shares authorized -
  200,000,000, issued and outstanding - 41,433,000
  in 1997 and 41,488,000 in 1998 .....................         414          415
 Additional paid-in capital ..........................     156,477      157,001
 Retained earnings ...................................      87,526      119,217
 Accumulated other comprehensive loss - unrealized
  loss on marketable equity securities (Note 2) ......        (303)        (327)
                                                         ---------    ---------
    Total stockholders' equity .......................     244,114      276,306
                                                         ---------    ---------
    TOTAL ............................................   $ 597,168    $ 642,856
                                                         =========    =========

                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                   Three Months Ended June 30
                                                      --------------------
                                                         1997      1998
                                                      --------    --------
REVENUES:
 Admissions ...................................       $ 51,249    $ 55,708
 Event related revenue ........................         48,406      57,314
 Other operating revenue ......................          4,486       4,717
                                                      --------    --------
    Total revenues ............................        104,141     117,739
                                                      --------    --------
OPERATING EXPENSES:
 Direct expense of events .....................         35,186      40,810
 Other direct operating expense ...............          2,794       3,038
 General and administrative ...................          8,701       8,771
 Depreciation and amortization ................          4,455       4,981
 Preoperating expense of new facility (Note 2).          1,850          --
                                                      --------    --------
    Total operating expenses ..................         52,986      57,600
                                                      --------    --------
OPERATING INCOME ..............................         51,155      60,139
Interest expense, net (Note 5).................           (877)     (2,864)
Other (expense) income, net ...................           (179)        393
                                                      --------    --------
INCOME BEFORE INCOME TAXES ....................         50,099      57,668
Income tax provision ..........................         20,582      23,054
                                                      --------    --------
NET INCOME ....................................       $ 29,517    $ 34,614
                                                      ========    ========
PER SHARE DATA (Note 6):
  Earnings per share - basic ..................       $   0.71    $   0.83
                                                      ========    ========
  Weighted average shares outstanding .........         41,306      41,487

  Earnings per share - assuming dilution ......       $   0.67    $   0.79
                                                      ========    ========
  Weighted average shares outstanding .........         44,459      44,657

                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                    Six Months Ended June 30
                                                      --------------------
                                                         1997       1998
                                                      --------    --------
REVENUES:
 Admissions ...................................       $ 56,455    $ 61,396
 Event related revenue ........................         55,117      65,783
 Other operating revenue ......................          8,022       8,520
                                                      --------    --------
    Total revenues ............................        119,594     135,699
                                                      --------    --------
OPERATING EXPENSES:
 Direct expense of events .....................         39,893      46,763
 Other direct operating expense ...............          4,850       5,260
 General and administrative ...................         15,792      16,945
 Depreciation and amortization ................          7,119       9,739
 Preoperating expense of new facility (Note 2).          1,850          --
                                                      --------    --------
    Total operating expenses ..................         69,504      78,707
                                                      --------    --------
OPERATING INCOME ..............................         50,090      56,992
Interest expense, net (Note 5).................           (382)     (5,612)
Other income, net .............................             22       1,437
                                                      --------    --------
INCOME BEFORE INCOME TAXES ....................         49,730      52,817
Income tax provision ..........................         20,476      21,126
                                                      --------    --------
NET INCOME ....................................       $ 29,254    $ 31,691
                                                      ========    ========
PER SHARE DATA (Note 6):
  Earnings per share - basic ..................       $   0.71    $   0.76
                                                      ========    ========
  Weighted average shares outstanding .........         41,305      41,474

  Earnings per share - assuming dilution ......       $   0.67    $   0.73
                                                      ========    ========
  Weighted average shares outstanding .........         44,472      44,635

                   See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                                                          Accumulated      Total
                                                    Common Stock           Additional                        Other         Stock-
                                              ------------------------       Paid-In        Retained    Comprehensive      holders'
                                                Shares         Amount        Capital        Earnings         Loss          Equity
                                              ---------      ---------      ---------      ---------      ---------       ---------
BALANCE - DECEMBER 31, 1997 ............         41,433      $     414      $ 156,477      $  87,526      $    (303)      $ 244,114
Net income .............................           --             --             --           31,691           --            31,691
Issuances of stock under employee stock
  purchase plan ........................              6           --              136           --             --               136
Exercise of stock options ..............             49              1            388           --             --               389
Net unrealized loss on marketable equity
  securities (Note 2) ..................           --             --             --             --              (24)            (24)
                                              ---------      ---------      ---------      ---------      ---------       ---------
BALANCE - JUNE 30, 1998 ................         41,488      $     415      $ 157,001      $ 119,217      $    (327)      $ 276,306
                                              =========      =========      =========      =========      =========       =========

                 See notes to consolidated financial statements.

                           SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                           (Unaudited)

                                                                                            Six Months Ended June 30
                                                                                       --------------------------------
                                                                                         1997                    1998
                                                                                       ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..............................................................             $  29,254              $  31,691
 Adjustments to reconcile net income to net cash
  provided by operating activities:
         Depreciation and amortization ...................................                 7,119                  9,739
         Gain on sale of marketable equity securities and
   investments ...........................................................                   (61)                  (150)
         Amortization of deferred income .................................                  (270)                  (432)
         Changes in operating assets and liabilities:
               Restricted cash ...........................................                10,407                  1,549
               Accounts receivable .......................................                (7,123)                (3,991)
               Prepaid and accrued income taxes ..........................                11,750                 19,681
               Inventories ...............................................                (1,988)                (1,196)
               Condominiums held for sale ................................                (8,105)                15,054
               Accounts payable ..........................................                 5,319                (10,659)
               Deferred race event income ................................                (6,765)                (8,088)
               Accrued expenses and other liabilities ....................                 1,565                  2,012
               Deferred income ...........................................                 4,928                  2,099
               Other assets and liabilities ..............................                  (951)                (3,534)
                                                                                       ---------              ---------
                 Net cash provided by operating activities ...............                45,079                 53,775
                                                                                       ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt ....................................                  (184)               (18,413)
 Issuance of long-term debt ..............................................                78,000                 35,000
 Issuance of stock under employee stock purchase plan ....................                    90                    136
 Exercise of stock options ...............................................                  --                      389
                                                                                       ---------              ---------
                 Net cash provided by financing activities ...............                77,906                 17,112
                                                                                       ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ....................................................              (104,671)               (59,635)
 Purchases of marketable equity securities and
  investments ............................................................                  (412)                  (100)
 Proceeds from sales of marketable equity securities
  and investments ........................................................                   656                    692
 Increase in notes and other receivables .................................                (7,913)                (7,883)
                                                                                       ---------              ---------
                 Net cash used in investing activities ...................              (112,340)               (66,926)
                                                                                       ---------              ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ................................                10,645                  3,961

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................                22,252                 28,148
                                                                                       ---------              ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................             $  32,897              $  32,109
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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

     The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI), and its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway, Inc. and subsidiaries (CMS), Sears Point Raceway (SPR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a Finish Line Events (FLE), Oil-Chem Research Corp. and subsidiary (ORC), Speedway Funding Corp. and Sonoma Funding Corp. (collectively, the Company).

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 1997 included in its 1997 Annual Report on Form 10-K.

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

     A major NASCAR sanctioned racing event occurred at BMS on the weekends of April 11-13, 1997 and March 27-29, 1998. Also, a major NASCAR sanctioned racing event occurred at SPR on the weekends of May 3-4, 1997 and June 27-28, 1998. Accordingly, the revenues and direct expenses of these race events are recognized in the second quarter of both calendar years. The last recognition date for the first quarter of 1998 was March 26, 1998. The recognition period for the second quarter of 1998 is March 27, 1998 to June 30, 1998. No major NASCAR race events were held at the Company's speedways on the last weekend of the calendar quarters ended March 31 or June 30, 1997. As such, the reporting periods for the three and six months ended June 30, 1997 and 1998 are comparable.

     The Busch Grand National series race at AMS, originally scheduled to be held March 7, 1998, was rescheduled to November 7, 1998 due to poor weather conditions. Certain advance revenues and direct expenses related to the rescheduled Busch race were deferred. Rescheduling did not materially impact revenues and operating expenses as reported for the three or six months ended June 30, 1998.

     SPEEDWAY CONDOMINIUMS HELD FOR SALE - Speedway condominiums held for sale represent 46 condominiums at AMS and 76 condominiums at TMS, of which 40 and 67, respectively, have been sold or contracted for sale as of June 30, 1998. The remaining condominiums are substantially complete and are in the process of being sold. CMS has constructed 52 condominiums overlooking the main speedway, all of which have been sold.

     PROPERTY AND EQUIPMENT - In the fourth quarter ended December 31, 1997, the Company revised the estimated useful lives of certain property and equipment based on new information obtained from a third party review of applicable lives for these assets. Management believes the revised lives are more appropriate and result in better estimates of depreciation. The revised lives decreased depreciation expense by $1,544,000 and $2,227,000, and increased net income by $927,000 and $1,336,000, or approximately $0.02 and $0.03 per share, for the three and six months ended June 30, 1998 compared to using former estimated lives.

     MARKETABLE EQUITY SECURITIES - The Company's marketable equity securities are classified as "available for sale" and are not bought and held principally for the purpose of selling them in the near term. Valuation allowances for unrealized losses of $303,000 and $327,000 (net of $219,000 and $237,000 in tax benefits), are reflected as a charge to stockholders' equity to reduce the carrying amount of long-term marketable equity securities to market value as of December 31, 1997 and June 30, 1998, respectively.

     DEFERRED INCOME - Deferred income includes Texas Motor Speedway Preferred Seat License (PSL) fee deposits of $12,862,000 and $12,650,000, net of expenses of $1,036,000 and $1,050,000 at December 31, 1997 and June 30, 1998,
respectively. See Note 2 to the December 31, 1997 Consolidated Financial Statements for discussion of terms and conditions of the PSLs. Fees received under PSL agreements were deferred prior to TMS hosting its first Winston Cup race on April 6, 1997. The Company began amortizing net PSL fee revenues into income over the estimated useful life of TMS's speedway facility upon its opening. Amortization income recognized in the three and six months ended June 30, 1998 was $238,000 and $364,000, and in the three months ended June 30, 1997 was $133,000.

     PREOPERATING EXPENSE OF NEW FACILITY - Preoperating expenses consist of non-recurring and non-event related costs to develop, organize and open TMS, which hosted its first racing event on April 6, 1997.

3.   INVENTORIES

     Inventories as of December 31, 1997 and June 30, 1998 consist of the following components (in thousands):

                                                      December 31,    June 30,
                                                         1997          1998
                                                        -------      -------
Souvenirs..........................................     $ 3,839      $ 4,205
Finished vehicles, parts and accessories...........       4,907        5,433
Food and other.....................................         154          458
                                                        -------      -------
   Total                                                $ 8,900      $10,096
                                                        =======      =======

4.   PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

     TEXAS MOTOR SPEEDWAY - The construction of TMS, a 1.5-mile, banked, lighted, quad-oval superspeedway, located on 1,360 acres in Fort Worth, Texas, was complete at March 31, 1997, with TMS hosting its first major NASCAR Winston Cup race on April 6, 1997.

     CONSTRUCTION IN PROGRESS - At June 30, 1998, the Company has various construction projects underway to increase and improve grandstand seating capacity, luxury suites, facilities for fan amenities, and make various other site improvements at each of its speedways. Also, TMS is constructing an office and entertainment complex which overlooks the main speedway. Construction is expected to be completed in 1999, and TMS plans to derive rental, catering, dining and dues revenues from the dining-entertainment and health-fitness club complex. The estimated aggregate cost of capital expenditures in 1998, excluding exercise of the SPR purchase option (see Note 5), will approximate $100,000,000.

5.   LONG-TERM DEBT

     BANK CREDIT FACILITY - In August 1997, the Company obtained, from a syndicate of banks led by NationsBank N.A., a long-term, unsecured, senior revolving credit facility (the Credit Facility) with an overall borrowing limit of $175,000,000 and a sub-limit of $10,000,000 for standby letters of credit. Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.125% or (ii) the greater of NationsBank's prime rate or the Federal fund rate plus .5%. The Credit Facility matures in August 2002. At June 30, 1998, there were $35,000,000 in outstanding borrowings under the Credit Facility. At December 31, 1997, there were no outstanding borrowings.

     SENIOR SUBORDINATED NOTES - In August 1997, the Company issued 8 1/2% senior subordinated notes (the Senior Notes) in the aggregate principal amount of $125,000,000. The Senior Notes are unsecured, mature in August 2007 and are redeemable at the Company's option after August 15, 2002. Interest payments are due semi-annually on February 15 and August 15, commencing February 15, 1998.

     CONVERTIBLE SUBORDINATED DEBENTURES - In October 1996, the Company issued 5 3/4% convertible subordinated debentures in the aggregate principal amount of $74,000,000. The debentures are unsecured, mature on September 30, 2003, are convertible into common stock at the holder's option at $31.11 per share until maturity and are redeemable at the Company's option after September 29, 2000. In conversion, 2,378,565 shares of common stock would be issuable (see Note 6). Interest payments are due semi-annually on March 31 and September 30.

     See Note 5 to the December 31, 1997 Consolidated Financial Statements for discussion of additional terms, restrictive loan covenants and conditions of the Senior Notes, Credit Facility and debentures.

     CAPITAL LEASE OBLIGATION AND EXERCISE OF PURCHASE OPTION (SEARS POINT RACEWAY) - SPR, located on approximately 1,550 acres in Sonoma, California, owns and operates a 1.9-mile, seven-turn road course, a one-quarter mile dragstrip, and an 157,000 square foot industrial park. In connection with its SPR asset acquisition in November 1996 (see Note 1), the Company executed a fourteen year capital lease, including a purchase option, with the seller for all real property of the SPR complex. In December 1997, the seller informed the Company of their intent to accelerate the purchase option. On February 17, 1998, the purchase transaction was consummated for $18,100,000, net cash outlay, thereby transferring ownership of the SPR racetrack facilities and real property to the Company and eliminating its capital lease obligation. The purchase transaction was funded with borrowings under the Company's Credit Facility, and has been reflected in the accompanying June 30, 1998 consolidated financial statements.

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

     INTEREST EXPENSE - Interest expense, net for the three months ended June 30, 1997 and 1998 includes interest income of $505,000 and $555,000. Interest expense was $1,382,000 and $3,419,000 for the three months ended June 30, 1997 and 1998. The Company capitalized interest costs of $1,415,000 and $742,000 during the three months ended June 30, 1997 and 1998.

     Interest expense, net for the six months ended June 30, 1997 and 1998 includes interest income of $1,100,000 and $1,215,000. Interest expense was $1,482,000 and $6,827,000 for the six months ended June 30, 1997 and 1998. The Company capitalized interest costs of $3,515,000 and $1,647,000 during the six months ended June 30, 1997 and 1998.

6.   PER SHARE DATA

     In 1997, the Company adopted SFAS No. 128 "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share retroactively restated. The impact of adoption was not significant.

     The following schedule reconciles basic and diluted earnings per share for the three and six months ended June 30, 1997 and 1998. Dilution assumes conversion of the convertible debentures into common stock and elimination of interest expense, net of taxes, on such debt (see Note 5). The reconciliation of basic and diluted earnings per share is as follows:
                                                                       WEIGHTED
                                                 NET        AVERAGE    EARNINGS
THREE MONTHS ENDED                              INCOME      SHARES     PER SHARE
                                               -------      ------     -------
                                                         (IN THOUSANDS)
 June 30, 1997:
  Basic earnings per share .................   $29,517      41,306      $0.71
  Dilution adjustments:
   Common stock equivalents - stock options.        --         774
   5 3/4% Convertible debentures (Note 5)...       316       2,379
                                               -------      ------
  Diluted earnings per share................   $29,833      44,459      $0.67
                                               =======      ======
 June 30, 1998:
  Basic earnings per share..................   $34,614      41,487      $0.83
  Dilution adjustments:
   Common stock equivalents - stock options.        --         791
   5 3/4% Convertible debentures (Note 5)...       516       2,379
                                               -------      ------
  Diluted earnings per share................   $35,130      44,657      $0.79
                                               =======      ======

SIX MONTHS ENDED

 June 30, 1997:
  Basic earnings per share .................   $29,254      41,305      $0.71
  Dilution adjustments:
   Common stock equivalents - stock options.        --         788
   5 3/4% Convertible debentures (Note 5)...       333       2,379
                                               -------      ------
  Diluted earnings per share................   $29,587      44,472      $0.67
                                               =======      ======
 June 30, 1998:
 Basic earnings per share...................  $31,691      41,474     $0.76
 Dilution adjustments:
  Common stock equivalents - stock options..       --         782
  5 3/4% Convertible debentures (Note 5)....    1,028       2,379
                                              -------      ------
 Diluted earnings per share.................  $32,719      44,635     $0.73
                                              =======      ======

7.   RELATED PARTY TRANSACTIONS

     Notes receivable at December 31, 1997 and June 30, 1998 include a note receivable of $747,000 and $772,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note before June 30, 1999, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

     Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $1,876,000 at December 31, 1997 and $754,000 at June 30, 1998. The principal balance of the note represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value. The note bears interest at 1% over prime.

     From time to time during 1997 and 1998, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), an affiliate of the Company through common ownership. The Company had a net receivable from Sonic Financial of approximately $3,875,000 at December 31, 1997 and $344,000 at June 30, 1998. The amount due the Company at December 31, 1997 was substantially repaid by Sonic Financial in January 1998.

     Amounts payable to affiliated company of approximately $2,603,000 at December 31, 1997 and June 30, 1998 represents acquisition and other expenses paid on behalf of AMS by Sonic Financial in prior years. Of such amounts, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire account balance is classified as long-term based on expected repayment dates.

8.   STOCK OPTION PLANS

     1994 STOCK OPTION PLAN - The Company's stockholders approved, at the 1998 annual meeting on May 5, 1998, an amendment to the 1994 Stock Option Plan to increase the number of shares of common stock issuable under that plan from 2,000,000 to 3,000,000. The amendment allows future grants to key employees. No options have been granted from January 1, 1998 to June 30, 1998.

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

     EMPLOYEE STOCK PURCHASE PLAN - On May 5, 1998, the Company's stockholders approved an amendment to the Employee Stock Purchase Plan to increase the number of shares of common stock issuable under that plan from 200,000 to 400,000. The amendment allows future grants to employees. Each participant has been granted an option to purchase up to 500 shares in 1998 at an exercise price per share of $22.33, or 90% of the fair market value at exercise date if lower, subject to the terms and conditions of the plan.

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

AUTOMATED SYSTEMS AND THE YEAR 2000

     The ability of automated systems to recognize the date change from December 31, 1999 to January 1, 2000 is commonly referred to as the Year 2000 matter. The Company has assessed the potential impact of the Year 2000 matter on its operations based on current and foreseeable computer and other automated system applications, including those of its third party vendors and customers. The Company believes any future costs associated with modifying its computer software and other automated systems for the Year 2000 matter will not be significant.

SEASONALITY AND QUARTERLY RESULTS

     The Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 15 NASCAR sanctioned races held in 1997. In 1998, the Company again is holding 15 NASCAR sanctioned races. The Company will also sponsor four Indy Racing League ("IRL"), three NASCAR Craftsman Truck Series and one National Hot Rod Association Nationals, racing events in 1998. As a result, the Company's business has been, and is expected to remain, highly seasonal. In 1996 and 1997, the Company's second and fourth quarters accounted for 75% and 78%, respectively, of its total annual revenues and 96% and 100%, respectively, of its total annual operating income.

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

     The results of operations for the three and six months ended June 30, 1997 and 1998 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

     Set forth below is certain comparative summary information with respect to the Company's scheduled major NASCAR-sanctioned racing events for 1997 and 1998:

                                                      NUMBER OF SCHEDULED MAJOR
                                                      NASCAR-SANCTIONED EVENTS
                                                       1997        1998
 1st Quarter.......................                      2            1(*)
 2nd Quarter.......................                      8            8
 3rd Quarter.......................                      2            2
 4th Quarter.......................                      3            4(*)
                                                        --           --
   Total...........................                     15           15
                                                        ==           ==

(*) Reflects rescheduling of the Busch Grand National series race at AMS from March to November 1998 due to poor weather conditions.

RESULTS OF OPERATIONS

     In 1998, the Company began operating certain food and beverage concession activities through its wholly-owned subsidiary, Speedway Systems LLC d/b/a Finish Line Events (FLE), which previously had been procured from a third party. As a result, revenues and expenses associated with such concession activities for the three and six months ended June 30, 1998 are included in event related revenues, direct expense of events and general and administrative expense. For the three and six months ended June 30, 1997, the Company's operating profits from such activities under its arrangement with the outside vendor were reported as event related revenue.

     The NASCAR sanctioned Busch Grand National series race at AMS, originally scheduled to be held March 7, 1998, was rescheduled to November 7, 1998 due to poor weather conditions. Rescheduling did not materially impact revenues and operating expenses as reported for the three or six months ended June 30, 1998.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     TOTAL REVENUES. Total revenues for the three months ended June 30, 1998 increased by $13.6 million, or 13.1%, to $117.7 million, over such revenues for the same period in 1997. This improvement was due to increases in all revenue items, particularly admissions and event related revenues.

     ADMISSIONS for the three months ended June 30, 1998 increased by $4.5 million, or 8.7%, over admissions for the same period in 1997. This increase was due primarily to growth in NASCAR sanctioned racing events held at BMS, CMS, and SPR during the current quarter. The growth in admissions reflects the continued increases in attendance, additions to permanent seating capacity and, to a lesser extent, ticket prices.

     EVENT RELATED REVENUE for the three months ended June 30, 1998 increased by $8.9 million, or 18.4%, over such revenue for the same period in 1997. The increase reflects that the Company now operates certain food and beverage concession activities previously procured from a third party as further described above. The increase was also due to the growth in attendance, including related increases in concessions and souvenir sales, and to increases in broadcast rights and sponsorship fees.

     OTHER OPERATING REVENUE for the three months ended June 30, 1998 increased by $231,000, or 5.1%, over such revenue for the same period in 1997. This increase was primarily attributable to an increase in Legend Car revenues of 600 Racing, a wholly-owned subsidiary of CMS.

     DIRECT EXPENSE OF EVENTS. Direct expense of events for the three months ended June 30, 1998 increased by $5.6 million, or 16.0%, over such expense for the same period in 1997. This increase reflects that the Company now operates certain food and beverage concession activities previously procured from a third party. The Company's operating profits from such activities under its arrangement with the outside vendor were reported as event related revenue in 1997. This increase was also due to higher race purses and sanctioning fees required for NASCAR sanctioned racing events held during the current quarter, and to increased operating costs associated with the growth in attendance and seating capacity, including related increases in concessions and souvenir sales.

     OTHER DIRECT OPERATING EXPENSE. Other direct operating expense for the three months ended June 30, 1998 increased by $244,000, or 8.7%, over such expense for the same period in 1997. The increase occurred primarily due to the expenses associated with the increase in other operating revenues derived from Legend Cars.

     GENERAL AND ADMINISTRATIVE. As a percentage of total revenues, general and administrative expense decreased from 8.4% for the three months ended June 30, 1997 to 7.4% for the three months ended June 30, 1998. This improvement reflects continuing scale efficiencies associated with revenue increases outpacing increases in general and administrative expenses. General and administrative expense for the three months ended June 30, 1998 increased by $70,000, or 0.8%, over such expense for the same period in 1997. The increase reflects costs associated with the Company now operating certain food and beverage concession activities previously procured from a third party.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended June 30, 1998 increased by $526,000 or 11.8%, over such expense for the same period in 1997. This increase was primarily due to additions to property and equipment at AMS, BMS and CMS.

     PREOPERATING EXPENSE OF NEW FACILITY. Preoperating expenses for the three months ended June 30, 1997 of $1.85 million consist of non-recurring and non-event related costs to develop, organize and open TMS.

     OPERATING INCOME. Operating income for the three months ended June 30, 1998 increased by $9.0 million, or 17.6%, over such income for the same period in 1997. This increase was due to the factors discussed above.

     INTEREST EXPENSE, NET. Interest expense, net for the three months ended June 30, 1998 was $2.9 million, compared to $877,000 for the same period in 1997. This change was due to higher average borrowings for construction funding in the three months ended June 30, 1998 as compared to the same period in 1997. The change also reflects lower capitalized interest costs of $742,000 during the three months ended June 30, 1998 as compared to $1.4 million in the same period in 1997.

     OTHER INCOME (EXPENSE), NET. Other income for the three months ended June 30, 1998 was $393,000, compared to other expense of $179,000 for the same period in 1997. This increase was partially due to gains recognized on sales of three TMS condominiums during the current quarter. No sales of TMS condominiums were recognized in the three months ended June 30, 1997. The change also reflects recognition of the Company's loss from equity method investee of $30,000 in the three months ended June 30, 1998 compared to $105,000 for the same period in 1997.

     INCOME TAX PROVISION. The Company's effective income tax rate for the three months ended June 30, 1998 and 1997 was 40% and 41%, respectively.

     NET INCOME. Net income for the three months ended June 30, 1998 increased by $5.1 million, or 17.3%, compared to the three months ended June 30, 1997. This increase was due to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     TOTAL REVENUES. Total revenues for the six months ended June 30, 1998 increased by $16.1 million, or 13.5%, to $135.7 million, over such revenues for the same period in 1997. This improvement was due to increases in all revenue items, particularly admissions and event related revenues.

     ADMISSIONS for the six months ended June 30, 1998 increased by $4.9 million, or 8.8%, over admissions for the same period in 1997. This increase was due primarily to growth in NASCAR sanctioned racing events held during the current period. The growth in admissions reflects the continued increases in attendance, additions to permanent seating capacity and, to a lesser extent, ticket prices.

     EVENT RELATED REVENUE for the six months ended June 30, 1998 increased by $10.7 million, or 19.4%, over such revenue for the same period in 1997. The increase reflects that the Company now operates certain food and beverage concession activities previously procured from a third party. The increase was also due to the growth in attendance, including related increases in concessions and souvenir sales, and to increases in broadcast rights and sponsorship fees.

     OTHER OPERATING REVENUE for the six months ended June 30, 1998 increased by $498,000, or 6.2%, over such revenue for the same period in 1997. This increase was primarily attributable to an increase in Legend Car revenues of 600 Racing.

     DIRECT EXPENSE OF EVENTS. Direct expense of events for the six months ended June 30, 1998 increased by $6.9 million, or 17.2%, over such expense for the same period in 1997. This increase reflects that the Company now operates certain food and beverage concession activities previously procured from a third party. This increase was also due to higher race purses and sanctioning fees required for NASCAR sanctioned racing events held during the current period, and to increased operating costs associated with the growth in attendance and seating capacity, including related increases in concessions and souvenir sales.

     OTHER DIRECT OPERATING EXPENSE. Other direct operating expense for the six months ended June 30, 1998 increased by $410,000, or 8.5%, over such expense for the same period in 1997. The increase occurred primarily due to the expenses associated with increased other operating revenues derived from Legend Cars.

     GENERAL AND ADMINISTRATIVE. As a percentage of total revenues, general and administrative expense decreased from 13.2% for the six months ended June 30, 1997 to 12.5% for the six months ended June 30, 1998. General and administrative expense for the six months ended June 30, 1998 increased by $1.2 million, or 7.3%, over such expense for the same period in 1997. The increase was due primarily to increases in operating costs associated with the growth and expansion at AMS, BMS, CMS, and SPR. The increase also reflects costs associated with the Company now operating certain food and beverage concession activities previously procured from a third party.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the six months ended June 30, 1998 increased by $2.6 million, or 36.8%, over such expense for the same period in 1997. This increase was primarily due to property and equipment of TMS placed into service upon hosting of its first racing event in April 1997, and to additions to property and equipment at AMS, BMS and CMS.

     PREOPERATING EXPENSE OF NEW FACILITY. Preoperating expenses for the six months ended June 30, 1997 of $1.85 million consist of non-recurring and non-event related costs to develop, organize and open TMS.

     OPERATING INCOME. Operating income for the six months ended June 30, 1998 increased $6.9 million, or 13.8%, compared to the same period in 1997. This increase was due to the factors discussed above.

     INTEREST EXPENSE, NET. Interest expense, net for the six months ended June 30, 1998 was $5.6 million, compared to $382,000 for the same period in 1997. This increase was due to higher average borrowings for construction funding in the six months ended June 30, 1998 as compared to the same period in 1997. The change also reflects lower capitalized interest costs of $1.6 million during the six months ended June 30, 1998 as compared to $3.5 million in the same period in 1997. The lower capitalized interest results primarily from property and equipment of TMS being placed into service upon its opening in April 1997.

     OTHER INCOME. Other income for the six months ended June 30, 1998 increased by $1.4 million over such income for the same period in 1997. This increase resulted primarily from gains recognized on sales of eleven TMS condominiums held for sale during the six months ended June 30, 1998. No sales of TMS condominiums were recognized in the six months ended June 30, 1997. In addition, the increase reflects recognition of the Company's loss from equity method investee of $60,000 in the six months ended June 30, 1998 compared to $210,000 for the same period in 1997.

     INCOME TAX PROVISION. The Company's effective income tax rate for the six months ended June 30, 1998 and 1997 was 40% and 41%, respectively.

     NET INCOME. Net income for the six months ended June 30, 1998 increased by $2.4 million, or 8.3%, compared to the six months ended June 30, 1997. This increase was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings and other debt and equity offerings. The Company has expended significant amounts of cash in the first half of 1998 for improvements and expansion of BMS, CMS and TMS, and the exercise of the SPR purchase option on February 17, 1998 as further described below. The Company's financial condition and liquidity during the six months ended June 30, 1998 remained relatively comparable with that at December 31, 1997 principally due to: (1) net cash generated by operations for the six months ended June 30, 1998 amounting to $54.5 million; (2) net long-term borrowings of $16.6 million during the first and second quarters; and (3) capital expenditures during the first and second quarters amounting to $59.6 million.

     Company management anticipates that cash from operations and funds available through the Credit Facility will sustain the Company's operating needs through 1998, including planned capital expenditures at its speedway facilities. Based upon the anticipated future growth and financing requirements of the Company, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.

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

     In 1998, AMS is installing lighting for its inaugural IRL night race in August. At BMS, the Company added in 1998 approximately 17,000 permanent seats, including 42 new luxury suites, and made other site improvements. In 1998, at CMS, the Company added approximately 12,000 permanent seats, including 12 new luxury suites. SPR plans to further expand and improve seating and viewing areas in 1998 to increase spectator comfort and enjoyment. The Company expects in 1998 to begin major renovations at SPR, including its reconfiguration into a "stadium-style" road racing course, the addition of approximately 44,000 permanent seats, and improving and expanding concessions, restroom facilities and other fan amenities. Consistent with management's commitment to quality and customer satisfaction, the Company continues to improve and expand fan amenities at all its facilities, as well as reconfiguring traffic patterns, entrances, and expanding on-site roads and significantly increasing available parking to ease congestion caused by the growth in attendance. In 1998, after adding more than 29,000 permanent seats and 54 luxury suites, exclusive of SPR, the Company's total permanent seating capacity will exceed 554,000 and the total number of luxury suites will be approximately 550. Also, TMS is constructing an office and entertainment complex which overlooks the main speedway. Construction is expected to be completed in 1999, and TMS plans to derive rental, catering and dining revenues from the dining-entertainment and health-fitness club complex.

     The estimated aggregate cost of capital expenditures in 1998, excluding exercise of the SPR purchase option, will approximate $100 million. Numerous factors, many of which are beyond the Company's control, may influence the ultimate costs and timing of various capital improvements at the Company's facilities, including undetected soil or land conditions, additional land acquisition costs, increases in the cost of construction materials and labor, unforeseen changes in the design, litigation, accidents or natural disasters affecting the construction site and national or regional economic changes. In addition, the actual cost could vary materially from the Company's estimates if the Company's assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders held on May 5, 1998, O. Bruton Smith and William P. Benton were elected directors by the Company's stockholders. Directors whose terms of office continued after the meeting were H.A. Wheeler, William R. Brooks, Mark M. Gambill and Edwin R. Clark. In addition to election of two directors, the stockholders approved amendments to increase the authorized number of shares of common stock issuable under (i) the SMI 1994 Stock Option Plan from 2,000,000 to 3,000,000; (2) the SMI Employee Stock Purchase Plan from 200,000 to 400,000; and (3) the SMI Formula Stock Option Plan from 400,000 to 800,000.

                                                                                      Votes          Votes
                                                                     Votes For       Against       Abstained     Unvoted
                                                                     ----------     ---------     ---------     ---------
Election of O. Bruton Smith .....................................    39,103,765             0        10,518     2,373,721
Election of William P. Benton ...................................    39,104,273             0        10,010     2,373,721
Approval of amendment to SMI 1994 Stock Option Plan .............    37,765,458     1,331,039        17,786     2,373,721
Approval of amendment to SMI Employee Stock Purchase Plan .......    39,035,632        61,423        17,228     2,373,721
Approval of amendment to SMI  Formula Stock Option Plan .........    38,270,788       823,951        19,544     2,373,721

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

27. Financial data schedule for the six month period ended June 30, 1998.

     (b) No reports were filed on Form 8-K during the fiscal quarter covered by this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SPEEDWAY MOTORSPORTS, INC.
                                      (REGISTRANT)

Date: August 11, 1998       By:    /s/ O. Bruton Smith
                                       O. Bruton Smith
                                       CHAIRMAN AND CHIEF EXECUTIVE OFFICER

Date: August 11, 1998       By:    /s/ William R. Brooks
                                       William R. Brooks
                                       VICE PRESIDENT, CHIEF FINANCIAL
                                       OFFICER, TREASURER AND DIRECTOR

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                           SPEEDWAY MOTORSPORTS, INC.
                       FOR THE QUARTER ENDED JUNE 30, 1998
EXHIBIT
NUMBER     DESCRIPTION OF EXHIBITS

 27        Financial data schedule for the six month period ended June 30, 1998.