Form 10-Q
period 1998-09-30
SPEEDWAY MOTORSPORTS INC
filed 1998-11-10
CIK 934648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ----------------------------------


                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

Yes [X]   No  [ ]


As of November 10, 1998, there were 41,490,669 shares of $0.01 par value common stock outstanding.

                               INDEX TO FORM 10-Q
                                                                   PAGE
                                                                   ----
PART I  - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements - Unaudited               3

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations            15


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                           23

SIGNATURES                                                          24

                         PART I - FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements.

                       SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                 (Dollars in thousands)
                                   (Unaudited)

                                                   December 31, September 30,
                                                       1997          1998
                                                   -----------   -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................  $ 28,148      $ 23,580
 Restricted cash ...................................     2,775         1,267
 Accounts and notes receivable .....................    24,452        19,759
 Prepaid income taxes ..............................     4,649            --
 Inventories (Note 3) ..............................     8,900        10,636
 Speedway condominiums held for sale (Note 2).......    22,908         8,308
 Prepaid expenses ..................................       768         2,120
                                                      --------      --------

   Total current assets ............................    92,600        65,670
                                                      --------      --------

PROPERTY AND EQUIPMENT, NET (Note 4)................   436,547       498,118

GOODWILL AND OTHER INTANGIBLE ASSETS, NET...........    51,300        49,008

OTHER ASSETS:
 Marketable equity securities ......................     1,609           929
 Notes receivable (Note 7)..........................     5,498        10,927
 Other assets ......................................     9,614         9,020
                                                      --------      --------

   Total other assets ..............................    16,721        20,876
                                                      --------      --------

   TOTAL ...........................................  $597,168      $633,672
                                                      ========      ========

                   See notes to consolidated financial statements.

                        SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                  (Dollars in thousands)
                                     (Unaudited)

                                                   December 31,  September 30,
                                                       1997          1998
                                                   -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt (Note 5).....   $    375      $    481
 Accounts payable .................................     21,927        11,465
 Deferred race event income, net ..................     58,433        51,076
 Accrued income taxes .............................         --         6,433
 Accrued expenses and other liabilities............     13,853        12,662
                                                      --------      --------

    Total current liabilities .....................     94,588        82,117

LONG-TERM DEBT (Note 5)............................    219,135       234,312
PAYABLE TO AFFILIATED COMPANY (Note 7) ............      2,603         2,603
DEFERRED INCOME, NET (Note 2)......................     13,900        15,579
DEFERRED INCOME TAXES .............................     18,795        18,695
OTHER LIABILITIES .................................      4,033         2,279
                                                      --------      --------

    Total liabilities .............................    353,054       355,585
                                                      --------      --------

COMMITMENTS (Notes 2 and 4)........................

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, shares
  authorized - 3,000,000, no shares issued ........         --            --
 Common stock, $.01 par value, shares authorized -
  200,000,000, issued and outstanding - 41,433,000
  in 1997 and 41,488,000 in 1998 ..................        414           415
 Additional paid-in capital .......................    156,477       157,001
 Retained earnings ................................     87,526       121,112
 Accumulated other comprehensive loss - unrealized
  loss on marketable equity securities (Note 2)....       (303)         (441)
                                                      --------      --------

    Total stockholders' equity ....................    244,114       278,087
                                                      --------      --------

    TOTAL .........................................   $597,168      $633,672
                                                      ========      ========

                 See notes to consolidated financial statements.

                      SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands except per share amounts)
                                      (Unaudited)

                                                       Three Months Ended
                                                   -------------------------
                                                          September 30
                                                        1997         1998
                                                   -----------   -----------
REVENUES:
 Admissions ...................................       $ 13,935    $ 20,761
 Event related revenue ........................          9,093      16,891
 Other operating revenue ......................          3,356       4,096
                                                      --------    --------
    Total revenues ............................         26,384      41,748
                                                      --------    --------

OPERATING EXPENSES:
 Direct expense of events .....................         11,077      19,369
 Other direct operating expense ...............          2,053       2,878
 General and administrative ...................          7,893       8,541
 Depreciation and amortization ................          4,593       5,108
                                                      --------    --------
    Total operating expenses ..................         25,616      35,896
                                                      --------    --------
OPERATING INCOME ..............................            768       5,852
Interest expense, net (Note 5).................         (2,588)     (2,871)
Other income, net .............................            255         189
                                                      --------    --------
INCOME (LOSS) BEFORE INCOME TAXES .............         (1,565)      3,170
Income tax provision (benefit).................           (584)      1,275
                                                      --------    --------
NET INCOME (LOSS)..............................       $   (981)   $  1,895
                                                      ========    ========
PER SHARE DATA (Note 6):
  Basic earnings (loss) per share .............       $  (0.02)   $   0.05
                                                      ========    ========
   Weighted average shares outstanding ........         41,329      41,488
  Diluted earnings (loss) per share ...........       $  (0.02)   $   0.05
                                                      ========    ========
   Weighted average shares outstanding ........         44,470      44,527


                 See notes to consolidated financial statements.

                      SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands except per share amounts)
                                      (Unaudited)

                                                        Nine Months Ended
                                                   -------------------------
                                                          September 30
                                                        1997         1998
                                                   -----------   -----------
REVENUES:
 Admissions ...................................       $ 70,390    $ 82,157
 Event related revenue ........................         64,210      82,674
 Other operating revenue ......................         11,378      12,616
                                                      --------    --------
    Total revenues ............................        145,978     177,447
                                                      --------    --------

OPERATING EXPENSES:
 Direct expense of events .....................         50,970      66,132
 Other direct operating expense ...............          6,903       8,138
 General and administrative ...................         23,685      25,486
 Depreciation and amortization ................         11,712      14,847
 Preoperating expense of new facility (Note 2).          1,850          --
                                                      --------    --------
    Total operating expenses ..................         95,120     114,603
                                                      --------    --------

OPERATING INCOME ..............................         50,858      62,844
Interest expense, net (Note 5).................         (2,970)     (8,483)
Other income, net .............................            277       1,626
                                                      --------    --------
INCOME BEFORE INCOME TAXES ....................         48,165      55,987
Income tax provision ..........................         19,892      22,401
                                                      --------    --------
NET INCOME ....................................       $ 28,273    $ 33,586
                                                      ========    ========

PER SHARE DATA (Note 6):
  Basic earnings per share ....................       $   0.68    $   0.81
                                                      ========    ========
   Weighted average shares outstanding ........         41,313      41,479
  Diluted earnings per share ..................       $   0.65    $   0.79
                                                      ========    ========
   Weighted average shares outstanding ........         44,471      44,599

                 See notes to consolidated financial statements.

                      SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (In thousands)
                                      (Unaudited)



                                                                                  Accumulated   Total
                                         Common Stock   Additional                   Other      Stock-
                                         -------------    Paid-In      Retained  Comprehensive  holders'
                                         Shares  Amount   Capital      Earnings       Loss      Equity
                                         ------  ------  ----------    --------  ------------- ---------
BALANCE - DECEMBER 31, 1997 ............ 41,433   $414    $156,477     $ 87,526      $(303)    $244,114

Net income..............................     --     --          --       33,586         --       33,586

Issuances of stock under employee
 stock purchase plan ...................      6     --         136           --         --          136

Exercise of stock options ..............     49      1         388           --         --          389

Net unrealized loss on marketable
 equity securities (Note 2).............     --     --          --           --       (138)        (138)
                                         ------  ------   --------     --------      -----     --------
BALANCE - SEPTEMBER 30, 1998............ 41,488   $415    $157,001     $121,112      $(441)    $278,087
                                         ======  ======   ========     ========      =====     ========

                     See notes to consolidated financial statements.

                           SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                           (Unaudited)

                                                                                          Nine Months Ended
                                                                                      -----------------------
                                                                                             September 30
                                                                                          1997         1998
                                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ........................................................................   $  28,273    $  33,586
 Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .............................................      11,712       14,847
         Gain on sale of marketable equity securities and
           investments .............................................................        (186)        (150)
         Amortization of deferred income ...........................................        (471)        (693)
         Changes in operating assets and liabilities:
               Restricted cash .....................................................      10,409        1,508
               Accounts receivable .................................................      (1,433)       1,496
               Prepaid and accrued income taxes ....................................       3,318       11,082
               Inventories .........................................................      (2,107)      (1,736)
               Speedway condominiums held for sale..................................     (14,227)      14,600
               Accounts payable ....................................................      (4,018)     (10,462)
               Deferred race event income ..........................................       7,234       (7,357)
               Accrued expenses and other liabilities ..............................       1,249       (1,191)
               Deferred income .....................................................       4,777        2,372
               Other assets and liabilities ........................................        (492)      (4,505)
                                                                                       ---------    ---------
                 Net cash provided by operating activities .........................      44,038       53,397
                                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt ..............................................    (100,284)     (18,434)
 Issuance of long-term debt ........................................................     202,660       35,000
 Payments of debt issuance costs ...................................................      (5,531)          --
 Issuance of stock under employee stock purchase plan ..............................         127          136
 Exercise of stock options .........................................................         706          389
                                                                                       ---------    ---------
                 Net cash provided by financing activities .........................      97,678       17,091
                                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ..............................................................    (130,680)     (74,716)
 Purchases of marketable equity securities and investments..........................        (412)        (100)
 Proceeds from sales of marketable equity securities and investments ...............       1,240          692
 Distribution from equity method investee ..........................................          --        1,300
 Increase in notes and other receivables ...........................................     (11,164)     (12,119)
 Repayments of notes and other receivables .........................................          --        9,887
                                                                                       ---------    ---------
                 Net cash used in investing activities .............................    (141,016)     (75,056)
                                                                                       ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................         700       (4,568)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................................      22,252       28,148
                                                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................................   $  22,952    $  23,580
                                                                                       =========    =========


               See notes to consolidated financial statements.

    The following Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, contain estimates and forward-looking statements as indicated herein by use of such terms as "estimated", "anticipates", "believes", "approximate", "expects" or "projected". Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; disruption of the Company's relationship with NASCAR; and other factors that generally affect the business of sports and recreational companies.

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

    In October 1996, the Company signed a joint management and development agreement with Quad-Cities International Raceway Park. The Company will serve in an advisory capacity for the development of a multi-use facility, which is expected to include a speedway located in northwest Illinois. The agreement also grants the Company the option to purchase up to 40% equity ownership in the facility. The option has not been exercised.

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

    A major NASCAR sanctioned racing event occurred at SPR on the weekends of May 3-4, 1997 and June 27-28, 1998. Accordingly, the revenues and direct expenses of these race events were recognized in the second quarter of both calendar years. No major NASCAR race events were held at the Company's speedways on the last weekend of the calendar quarters ended in fiscal 1997 or September 30, 1998. As such, the reporting periods for the three and nine months ended September 30, 1997 and 1998 are comparable.

    The Busch Grand National series race at AMS, originally scheduled to be held March 7, 1998, was rescheduled to November 7, 1998 due to poor weather conditions. Certain advance revenues and direct expenses related to the rescheduled Busch race were deferred. Rescheduling did not materially impact revenues and operating expenses as reported for the three or nine months ended September 30, 1998.

    Speedway Condominiums Held for Sale - Speedway condominiums held for sale represent 46 condominiums at AMS and 76 condominiums at TMS, of which 41 and 66, respectively, have been sold or contracted for sale as of September 30, 1998. The remaining condominiums are substantially complete and are in the process of being sold. CMS has constructed 52 condominiums overlooking the main speedway, all of which have been sold.

    Property and Equipment - In the fourth quarter ended December 31, 1997, the Company revised the estimated useful lives of certain property and equipment based on new information obtained from a third party review of applicable lives for these assets. Management believes the revised lives are more appropriate and result in better estimates of depreciation. The revised lives decreased depreciation expense by $1,575,000 and $3,802,000, and increased net income by $945,000 and $2,281,000, or approximately $0.02 and $0.05 per share, for the three and nine months ended September 30, 1998 compared to using former estimated lives.

    Marketable Equity Securities - The Company's marketable equity securities are classified as "available for sale" and are not bought and held principally for the purpose of selling them in the near term. Valuation allowances for unrealized losses of $303,000 and $441,000 (net of $219,000 and $319,000 in tax benefits), are reflected as a charge to stockholders' equity to reduce the carrying amount of long-term marketable equity securities to market value as of December 31, 1997 and September 30, 1998, respectively.

    Deferred Income - Deferred income includes Texas Motor Speedway Preferred Seat License (PSL) fees of $12,862,000 and $12,616,000, net of expenses of $1,036,000 and $1,050,000 at December 31, 1997 and September 30, 1998,
   respectively. Fees received under PSL agreements were deferred prior to TMS hosting its first Winston Cup race on April 6, 1997. The Company began amortizing net PSL fees into income over the estimated useful life of TMS's speedway facility upon its opening. Amortization income recognized in the three months ended September 30, 1997 and 1998 was $132,000 and $125,000, and in the nine months ended September 30, 1997 and 1998 was $264,000 and $489,000.

    Certain sales contracts, aggregating approximately $17,500,000 as of September 30, 1998, provide buyers the right to require the Company to repurchase real estate within three years from the purchase date. Gain recognition has been deferred until the buyer's right expires. Management believes the likelihood of buyers exercising such rights, in amounts that at any one time or in the aggregate would be significant, is remote.

    Preoperating Expense Of New Facility - Preoperating expenses in 1997 consist of non-recurring and non-event related costs to develop, organize and open TMS, which hosted its first racing event on April 6, 1997.

   3. INVENTORIES

    Inventories as of December 31, 1997 and September 30, 1998 consist of the following components (in thousands):

                                                    December 31,  September 30,
                                                        1997          1998
                                                    ------------  -------------
   Souvenirs.....................................     $  3,839      $ 4,628
   Finished vehicles, parts and accessories......        4,907        5,256
   Food and other................................          154          752
                                                      --------      -------
      Total                                           $  8,900      $10,636
                                                      ========      =======

   4. PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

    Texas Motor Speedway - The construction of TMS, a 1.5-mile, banked, lighted, quad-oval superspeedway, located on 1,360 acres in Fort Worth, Texas, was complete at March 31, 1997, with TMS hosting its first major NASCAR Winston Cup race on April 6, 1997.

    Construction In Progress - At September 30, 1998, the Company has various construction projects underway to increase and improve grandstand seating capacity, facilities for fan amenities, and make various other site improvements at each of its speedways. Also, TMS is constructing an office and entertainment complex which overlooks the main speedway. Construction is expected to be completed in 1999, and TMS plans to derive rental, catering, dining and dues revenues from the dining-entertainment and health-fitness club complex. The estimated aggregate cost of capital expenditures in 1998, excluding exercise of the SPR purchase option (see Note 5), will approximate $100,000,000.

   5. LONG-TERM DEBT

    Bank Credit Facility - In August 1997, the Company obtained, from a syndicate of banks led by NationsBank N.A., a long-term, unsecured, senior revolving credit facility (the Credit Facility) with an overall borrowing limit of $175,000,000 and a sub-limit of $10,000,000 for standby letters of credit. Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.125% or (ii) the greater of NationsBank's prime rate or the Federal fund rate plus .5%. The Credit Facility matures in August 2002. At September 30, 1998, there were $35,000,000 in outstanding borrowings under the Credit Facility. At December 31, 1997, there were no outstanding borrowings.

    Senior Subordinated Notes - In August 1997, the Company issued 8 1/2% senior subordinated notes (the Senior Notes) in the aggregate principal amount of $125,000,000. The Senior Notes are unsecured, mature in August 2007 and are redeemable at the Company's option after August 15, 2002. Interest payments are due semi-annually on February 15 and August 15, commencing February 15, 1998.

    Convertible Subordinated Debentures - In October 1996, the Company issued
   5 3/4% convertible subordinated debentures in the aggregate principal amount of $74,000,000. The debentures are unsecured, mature on September 30, 2003, are convertible into common stock at the holder's option at $31.11 per share until maturity and are redeemable at the Company's option after September 29, 2000. In conversion, 2,378,565 shares of common stock are issuable (see Note
   6). Interest payments are due semi-annually on March 31 and September 30.

    Capital Lease Obligation and Exercise of Purchase Option (Sears Point Raceway) - SPR, located on approximately 1,550 acres in Sonoma, California, owns and operates a 1.9-mile, seven-turn road course, a one-quarter mile dragstrip, and a 157,000 square foot industrial park. In connection with its SPR asset acquisition in November 1996, the Company executed a fourteen year capital lease, including a purchase option, with the seller for all real property of the SPR complex. On February 17, 1998, the purchase transaction was consummated for $18,100,000, net cash outlay, thereby transferring ownership of the SPR racetrack facilities and real property to the Company and eliminating its capital lease obligation. The purchase transaction was funded with borrowings under the Company's Credit Facility, and has been reflected in the accompanying September 30, 1998 consolidated financial statements.

    Interest Expense - Interest expense, net for the three months ended September 30, 1997 and 1998 includes interest expense of $3,182,000 and $3,605,000, and interest income of $594,000 and $734,000. The Company capitalized interest costs of $1,115,000 and $771,000 during the three months ended September 30, 1997 and 1998.

    Interest expense, net for the nine months ended September 30, 1997 and 1998 includes interest expense of $4,664,000 and $10,432,000, and interest income of $1,694,000 and $1,949,000. The Company capitalized interest costs of $4,630,000 and $2,418,000 during the nine months ended September 30, 1997 and 1998.

   6. PER SHARE DATA

    In 1997, the Company adopted SFAS No. 128 "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share retroactively restated. The impact of adoption was not significant.

    The computation of diluted earnings (loss) per share was antidilutive for the three months ended September 30, 1997 and 1998; therefore, the amounts reported for basic and diluted earnings (loss) per share are the same.

    Dilution assumes conversion of the convertible debentures into common stock and elimination of interest expense, net of taxes, on such debt (see Note 5). The following schedule reconciles basic and diluted earnings per share:

                                                                Weighted    Earnings
                                                   Net Income    Average     (Loss)
                                                      (Loss)     Shares     Per Share
                                                   ----------   --------    ---------
                                                            (In thousands)
   Three Months Ended

    September 30, 1997:
     Basic loss per share .......................   $  (981)     41,329      $(0.02)
     Dilution adjustments:
      Common stock equivalents - stock options...        --         762
      5 3/4% Convertible debentures..............       464       2,379
                                                    -------      ------
     Diluted loss per share......................   $  (517)     44,470      $(0.02)
                                                    =======      ======

    September 30, 1998:
     Basic earnings per share....................   $ 1,895      41,488       $0.05
     Dilution adjustments:
      Common stock equivalents - stock options...        --         660
      5 3/4% Convertible debentures..............       523       2,379
                                                    -------      ------
     Diluted earnings per share..................   $ 2,418      44,527       $0.05
                                                    =======      ======
   Nine Months Ended

    September 30, 1997:
     Basic earnings per share ...................   $28,273      41,313       $0.68
     Dilution adjustments:
      Common stock equivalents - stock options...        --         779
      5 3/4% Convertible debentures .............       788       2,379
                                                    -------      ------
     Diluted earnings per share..................   $29,061      44,471       $0.65
                                                    =======      ======

    September 30, 1998:
     Basic earnings per share....................   $33,586      41,479       $0.81
     Dilution adjustments:
      Common stock equivalents - stock options...        --         741
      5 3/4% Convertible debentures .............     1,551       2,379
                                                    -------      ------
     Diluted earnings per share..................   $35,137      44,599       $0.79
                                                    =======      ======

   7. RELATED PARTY TRANSACTIONS

    Notes receivable at December 31, 1997 and September 30, 1998 include a note receivable of $747,000 and $785,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note before September 30, 1999, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

    Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $1,876,000 at December 31, 1997 and $801,000 at September 30, 1998. The principal balance of the note represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value. The note bears interest at 1% over prime.

    From time to time during 1997 and 1998, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), an affiliate of the Company through common ownership. The Company had a net receivable from Sonic Financial of approximately $3,875,000 at December 31, 1997 and $614,000 at September 30,

   1998. The amount due the Company at December 31, 1997 was substantially repaid by Sonic Financial in January 1998.

    Amounts payable to affiliated company of approximately $2,603,000 at December 31, 1997 and September 30, 1998 represents acquisition and other expenses paid on behalf of AMS by Sonic Financial in prior years. Of such amounts, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire account balance is classified as long-term based on expected repayment dates.

   8. STOCK OPTION PLANS

    1994 Stock Option Plan - The Company's stockholders approved, at the 1998 annual meeting on May 5, 1998, an amendment to the 1994 Stock Option Plan to increase the number of shares of common stock issuable under that plan from 2,000,000 to 3,000,000. The amendment allows future grants to key employees. No options have been granted from January 1, 1998 to September 30, 1998.

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

   Automated Systems and the Year 2000

    The ability of automated systems to recognize the date change from December 31, 1999 to January 1, 2000 is commonly referred to as the Year 2000 matter. The Company has assessed the potential impact of the Year 2000 matter on its operations based on current and foreseeable computer and other automated system applications, including those of its third party vendors, suppliers and customers. Management believes costs associated with modifying its computer software and other automated systems for Year 2000 matters will not be significant. In addition, management is not aware of any Year 2000 issues which would materially adversely affect the Company's financial condition, liquidity or future results of operations.

   Seasonality and Quarterly Results

    The Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 15 major NASCAR sanctioned races held in 1997. In 1998, the Company again is holding 15 major NASCAR sanctioned races. The Company is also hosting four Indy Racing League ("IRL"), two of which are new events, three NASCAR Craftsman Truck Series and one National Hot Rod Association Nationals, racing events in 1998. As a result, the Company's business has been, and is expected to remain, highly seasonal. In 1996 and 1997, the Company's second and fourth quarters accounted for 75% and 78%, respectively, of its total annual revenues and 96% and 100%, respectively, of its total annual operating income.

    The Company sometimes produces minimal operating income or losses during its first and third quarters, when it hosts only one major NASCAR race weekend. The concentration of the Company's racing events in the second quarter and the growth in the Company's operations with attendant increases in overhead expenses will tend to increase operating losses or minimize operating income in future first and third quarters. Additionally, race dates at the Company's various facilities may be changed from time to time, lessening the comparability of the financial results of quarters between years and increasing or decreasing the seasonal nature of the Company's business.

    The results of operations for the three and nine months ended September 30, 1997 and 1998 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

    Set forth below is certain comparative summary information with respect to the Company's scheduled major NASCAR-sanctioned racing events for 1997 and 1998:

                                                Number of scheduled major
                                                 NASCAR-sanctioned events
                                                -------------------------
                                                    1997         1998
                                                    ----         ----
    1st Quarter.......................                2            1(*)
    2nd Quarter.......................                8            8
    3rd Quarter.......................                2            2
    4th Quarter.......................                3            4(*)
                                                    ----         ----
      Total...........................               15           15
                                                    ====         ====

   (*) Reflects rescheduling of the Busch Grand National series race at AMS from March to November 1998 due to poor weather conditions.

   RESULTS OF OPERATIONS

    In 1998, the Company began operating certain food and beverage concession activities through its wholly-owned subsidiary, Speedway Systems LLC d/b/a Finish Line Events (FLE), which previously had been procured from a third party. As a result, revenues and expenses associated with such concession activities for the three and nine months ended September 30, 1998 are included in event related revenues, direct expense of events and general and administrative expense. For the three and nine months ended September 30, 1997, the Company's operating profits from such activities under its arrangement with the outside vendor were reported as event related revenue.

    The NASCAR sanctioned Busch Grand National series race at AMS, originally scheduled to be held March 7, 1998, was rescheduled to November 7, 1998 due to poor weather conditions. Rescheduling did not materially impact revenues and operating expenses as reported for the three or nine months ended September 30, 1998.

   Three Months Ended September 30, 1998 Compared To Three Months Ended September 30, 1997

    Total Revenues. Total revenues for the three months ended September 30, 1998 increased by $15.4 million, or 58.2%, to $41.7 million, over such revenues for the same period in 1997. This improvement was due to increases in all revenue items, particularly admissions and event related revenues.

                  Admissions for the three months ended September 30, 1998 increased by $6.8 million, or 49.0%, over admissions for the same period in 1997. This increase was due primarily to hosting new IRL racing events at AMS and TMS, and to growth in NASCAR sanctioned racing events held at BMS, in the current quarter. The growth in admissions reflects the continued increases in attendance, additions to permanent seating capacity and, to a lesser extent, ticket prices.

                  Event related revenue for the three months ended September 30, 1998 increased by $7.8 million, or 85.8%, over such revenue for the same period in 1997. This increase was due to hosting new IRL racing events at AMS and TMS, to the growth in attendance, including related increases in concessions and souvenir sales, at BMS, and to increases in broadcast rights and sponsorship fees. This increase also reflects that the Company now operates certain food and beverage concession activities previously procured from a third party as described above.

                  Other operating revenue for the three months ended September 30, 1998 increased by $740,000, or 22.1%, over such revenue for the same period in 1997. This increase was primarily attributable to an increase in Legend Car revenues of 600 Racing, a wholly-owned subsidiary of CMS.

    Direct Expense of Events. Direct expense of events for the three months ended September 30, 1998 increased by $8.3 million, or 74.9%, over such expense for the same period in 1997. This increase was due to hosting new IRL events at AMS and TMS, and to higher operating costs associated with the growth in attendance and seating capacity at BMS, including related increases in concessions and souvenir sales, during the current quarter. This increase also reflects that the Company now operates certain food and beverage concession activities previously procured from a third party.

    As a percentage of admissions and event related revenues combined, direct expense of events for the three months ended September 30, 1998 was 51.4% compared to 48.1% for the same period in 1997. Such increase, which was anticipated, results primarily from proportionately higher operating expenses associated with hosting IRL racing events relative to operating margins historically achieved with NASCAR sanctioned events. The increase also results because operating profits from certain food and beverage concession activities previously procured from a third party were reported as event related revenue in 1997.

    Other Direct Operating Expense. Other direct operating expense for the three months ended September 30, 1998 increased by $825,000, or 40.2%, over such expense for the same period in 1997. The increase includes expenses associated with the increase in other operating revenues derived from Legend Cars of 600 Racing.

    General and Administrative. As a percentage of total revenues, general and administrative expense decreased from 29.9% for the three months ended September 30, 1997 to 20.5% for the three months ended September 30, 1998. This improvement reflects continuing scale efficiencies associated with revenue increases outpacing increases in general and administrative expenses. General and administrative expense for the three months ended September 30, 1998 increased by $648,000, or 8.2%, over such expense for the same period in 1997. The increase primarily reflects costs associated with the Company now operating certain food and beverage concession activities previously procured from a third party.

    Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 1998 increased by $515,000 or 11.2%, over such expense for the same period in 1997. This increase was primarily due to additions to property and equipment at AMS, BMS and CMS.

    Operating Income. Operating income for the three months ended September 30, 1998 increased by $5.1 million, or 662.0%, over such income for the same period in 1997. This increase was due to the factors discussed above.

    Interest Expense, Net. Interest expense, net for the three months ended September 30, 1998 was $2.9 million compared to $2.6 million for the same period in 1997. This change was due to higher average borrowings outstanding in the three months ended September 30, 1998 as compared to the same period in 1997. The change also reflects lower capitalized interest costs of $771,000 during the three months ended September 30, 1998 as compared to $1.1 million in the same period in 1997.

    Other Income, Net. Other income, net for the three months ended September 30, 1998 was $189,000 compared to $255,000 for the same period in 1997. This decrease was primarily due to fewer gains recognized on sales of marketable equity securities during the three months ended September 30, 1998 compared to the same period in 1997.

    Income Tax Provision (Benefit). The Company's effective income tax rate for the three months ended September 30, 1998 and 1997 was 40%.

    Net Income (Loss). Net income for the three months ended September 30, 1998 was $1.9 million compared to net loss of $981,000 for the three months ended September 30, 1997. This change was due to the factors discussed above.

   Nine Months Ended September 30, 1998 Compared To Nine Months Ended September 30, 1997

    Total Revenues. Total revenues for the nine months ended September 30, 1998 increased by $31.5 million, or 21.6%, to $177.4 million, over such revenues for the same period in 1997. This improvement was due to increases in all revenue items, particularly admissions and event related revenues.

                  Admissions for the nine months ended September 30, 1998 increased by $11.8 million, or 16.7%, over admissions for the same period in 1997. This increase was due primarily to growth in NASCAR sanctioned racing events, and to hosting new IRL racing events at AMS and TMS during the current period. The growth in admissions reflects the continued increases in attendance, additions to permanent seating capacity and, to a lesser extent, ticket prices.

                  Event related revenue for the nine months ended September 30, 1998 increased by $18.5 million, or 28.8%, over such revenue for the same period in 1997. This increase was due to the growth in attendance, including related increases in concessions and souvenir sales, to hosting new IRL racing events at AMS and TMS, and to increases in broadcast rights and sponsorship fees. The increase also reflects that the Company now operates certain food and beverage concession activities previously procured from a third party.

                  Other operating revenue for the nine months ended September 30, 1998 increased by $1.2 million, or 10.9%, over such revenue for the same period in 1997. This increase was primarily attributable to an increase in Legend Car revenues of 600 Racing.

    Direct Expense of Events. Direct expense of events for the nine months ended September 30, 1998 increased by $15.2 million, or 29.7%, over such expense for the same period in 1997. This increase was due to hosting new IRL events at AMS and TMS, to increased operating costs associated with the growth in attendance and seating capacity, including related increases in concessions and souvenir sales, and to higher race purses and sanctioning fees required for NASCAR sanctioned racing events held during the current period. This increase also reflects that the Company now operates certain food and beverage concession activities previously procured from a third party.

    As a percentage of admissions and event related revenues combined, direct expense of events for the nine months ended September 30, 1998 was 40.1% compared to 37.9% for the same period in 1997. Such increase, which was anticipated, results primarily from proportionately higher operating expenses associated with hosting IRL racing events relative to operating margins historically achieved with NASCAR sanctioned events. The increase also results because operating profits from certain food and beverage concession activities previously procured from a third party were reported as event related revenue in 1997.

    Other Direct Operating Expense. Other direct operating expense for the nine months ended September 30, 1998 increased by $1.2 million, or 17.9%, over such expense for the same period in 1997. The increase includes expenses associated with the increase in other operating revenues derived from Legend Cars of 600 Racing.

    General and Administrative. As a percentage of total revenues, general and administrative expense decreased from 16.2% for the nine months ended September 30, 1997 to 14.4% for the nine months ended September 30, 1998. This improvement reflects continuing scale efficiencies associated with revenue increases outpacing increases in general and administrative expenses. General and administrative expense for the nine months ended September 30, 1998 increased by $1.8 million, or 7.6%, over such expense for the same period in 1997. The increase reflects costs associated with the Company now operating certain food and beverage concession activities previously procured from a third party. This increase was also due to increases in operating costs associated with the growth and expansion at the Company's speedways.

    Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 1998 increased by $3.1 million, or 26.8%, over such expense for the same period in 1997. This increase was primarily due to property and equipment of TMS placed into service upon hosting of its first racing event in April 1997, and to additions to property and equipment at AMS, BMS and CMS.

    Preoperating Expense Of New Facility. Preoperating expenses for the nine months ended September 30, 1997 of $1.85 million consist of non-recurring and non-event related costs to develop, organize and open TMS.

    Operating Income. Operating income for the nine months ended September 30, 1998 increased $12.0 million, or 23.6%, compared to the same period in 1997. This increase was due to the factors discussed above.

    Interest Expense, Net. Interest expense, net for the nine months ended September 30, 1998 was $8.5 million compared to $3.0 million for the same period in 1997. This increase was due to higher average borrowings outstanding in the nine months ended September 30, 1998 as compared to the same period in 1997. The change also reflects lower capitalized interest costs of $2.4 million during the nine months ended September 30, 1998 as compared to $4.6 million in the same period in 1997. The lower capitalized interest reflects property and equipment of TMS being placed into service upon its opening in April 1997.

    Other Income. Other income for the nine months ended September 30, 1998 increased by $1.3 million over such income for the same period in 1997. This increase resulted primarily from gains on sales of thirteen TMS condominiums during the nine months ended September 30, 1998. No sales of TMS condominiums were recognized in the nine months ended September 30, 1997. In addition, the increase reflects recognition of the Company's loss from equity method investee of $90,000 in the nine months ended September 30, 1998 compared to $315,000 for the same period in 1997.

    Income Tax Provision. The Company's effective income tax rate for the nine months ended September 30, 1998 and 1997 was 40% and 41%, respectively.

    Net Income. Net income for the nine months ended September 30, 1998 increased by $5.3 million, or 18.8%, compared to the nine months ended

   September 30, 1997. This increase was due to the factors discussed above.

   LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings and other debt and equity offerings. The Company has expended significant amounts of cash in the first three quarters of 1998 for improvements and expansion of BMS, CMS and TMS, and the exercise of the SPR purchase option on February 17, 1998 as further described below. Significant changes in the Company's financial condition and liquidity during the nine months ended September 30, 1998 resulted primarily from: (1) net cash generated by operations amounting to $53.4 million; (2) net long-term borrowings of $16.6 million; and (3) capital expenditures amounting to $74.7 million.

    Management anticipates that cash from operations and funds available through the Credit Facility will be sufficient to meet the Company's operating needs into 1999, including planned capital expenditures at its speedway facilities. At September 30, 1998, the Company had $35,000,000 in outstanding borrowings under the $175,000,000 Credit Facility. Based upon anticipated future growth and financing requirements of the Company, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.

   Exercise of SPR Purchase Option

    On February 17, 1998, the Company's purchase option on SPR was consummated for $18,100,000, net cash Company outlay, thereby transferring ownership of the SPR complex to the Company and eliminating its capital lease obligation. The purchase transaction was funded with borrowings from the Company's Credit Facility.

   Capital Expenditures

    Significant growth in the Company's revenues depends, in large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

    In 1998, AMS installed lighting for its inaugural IRL night race in August. At BMS, the Company added approximately 18,000 permanent seats, including 45 new luxury suites, and made other site improvements. At CMS, the Company added approximately 12,000 permanent seats, including 12 new luxury suites. SPR further expanded and improved seating and viewing areas to increase spectator comfort and enjoyment. Consistent with management's commitment to quality and customer satisfaction, the Company continues to improve and expand fan amenities at all its facilities, as well as reconfiguring traffic patterns, entrances, and expanding on-site roads and significantly increasing available parking to ease congestion caused by the growth in attendance. In 1998, after adding more than 30,000 permanent seats and 57 luxury suites, exclusive of SPR, the Company's total permanent seating capacity exceeds 555,000 and the total number of luxury suites is approximately 550. In 1999, the Company expects to begin major renovations at SPR, including its reconfiguration into a "stadium-style" road racing course, the addition of approximately 44,000 permanent seats, and improving and expanding concessions, restroom facilities and other fan amenities. Also, TMS is constructing an office and entertainment complex which overlooks the main speedway. Construction is expected to be completed in 1999, and TMS plans to derive rental, catering and dining revenues from the dining-entertainment and health-fitness club complex.

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

   PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

   27. Financial data schedule for the nine month period ended September 30, 1998.

    (b) No reports were filed on Form 8-K during the fiscal quarter covered by this Form 10-Q.

                                         SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SPEEDWAY MOTORSPORTS, INC.
                                                (Registrant)



   Date: November 10, 1998            By:    /s/ O. Bruton Smith
         -----------------               ---------------------------
                                              O. Bruton Smith
                                     Chairman and Chief Executive Officer



   Date: November 10, 1998            By:    /s/ William R. Brooks
         -----------------               ---------------------------
                                                William R. Brooks
                                         Vice President, Chief Financial
                                         Officer, Treasurer and Director

                                    INDEX TO EXHIBITS TO
                             QUARTERLY REPORT ON FORM 10-Q FOR
                                 SPEEDWAY MOTORSPORTS, INC.
                          FOR THE QUARTER ENDED SEPTEMBER 30, 1998

   EXHIBIT
   NUMBER           DESCRIPTION OF EXHIBITS
   ------           -----------------------

      27 Financial data schedule for the nine month period ended September 30, 1998.