Form 10-K
period 1998-12-31
SPEEDWAY MOTORSPORTS INC
filed 1999-03-31
CIK 934648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the fiscal year ended December 31, 1998
                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________

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

                             -----------------------

             Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                ON WHICH REGISTERED
 $.01 Par Value Common Stock                          New York Stock Exchange

                            -----------------------

        Securities registered pursuant to section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $451,188,756 based upon the closing sales price of the registrant's Common Stock on March 26, 1999 of $36.00 per share. At March 26, 1999, 41,512,121 shares of registrant's Common Stock, $.01 par value per share, were outstanding. Unless otherwise indicated, all other share and share price information contained herein takes into account the effect of the two for one stock split effected as of March 15, 1996 in the form of a 100% Common Stock dividend payable to stockholders of record as of February 26, 1996 (the "Stock Split").

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                           FORM 10-K TABLE OF CONTENTS

                                                                                                  PAGE
PART I
Item 1.   Business.............................................................................    3
Item 2.   Properties...........................................................................   10
Item 3.   Legal Proceedings....................................................................   12
Item 4.   Submission of Matters to a Vote of Security Holders..................................   13

PART II
Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters............   13
Item 6.   Selected Financial Data..............................................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operation.   14
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk...........................   21
Item 8.   Financial Statements and Supplementary Data..........................................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.   21

PART III
Item 10.  Directors and Executive Officers of the Registrant...................................   22
Item 11.  Executive Compensation...............................................................   23
Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................   27
Item 13.  Certain Relationships and Related Transactions.......................................   27

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................   29

INDEX TO FINANCIAL STATEMENTS..................................................................   F-1

SIGNATURES.....................................................................................



     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in "Business", "Properties", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", or relating to the Company's future capital projects, hosting of races, broadcasting rights or sponsorships, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends", and "hopes", and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward- looking statements. Important factors that could result in such differences, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; disruption of the Company's relationship with NASCAR; and other factors that generally affect the business of sports and recreational companies.

                                     PART I


ITEM 1. BUSINESS

    Speedway Motorsports, Inc. (the "Company"), the owner and operator of Atlanta Motor Speedway ("AMS"), Bristol Motor Speedway ("BMS"), Lowe's Motor Speedway at Charlotte (formerly known as Charlotte Motor Speedway) ("LMSC"), Las Vegas Motor Speedway ("LVMS"), Sears Point Raceway ("SPR"), and Texas Motor Speedway ("TMS"), is a leading promoter, marketer and sponsor of motorsports activities in the United States. The Company also provides event food, beverage, and souvenir merchandising services through its Finish Line Events ("FLE") subsidiary, and manufactures and distributes smaller-scale, modified racing cars and parts through its 600 Racing subsidiary. The Company currently will sponsor 17 major annual racing events in 1999 sanctioned by the National Association of Stock Car Auto Racing, Inc. ("NASCAR"), including ten races associated with the Winston Cup professional stock car racing circuit (the "Winston Cup") and seven races associated with the Busch Grand National circuit. The Company will also sponsor five Indy Racing League ("IRL") racing events, four NASCAR Craftsman Truck Series racing events, and two major National Hot Rod Association ("NHRA") racing events in 1999.

    On December 1, 1998, the Company acquired LVMS, including certain tangible and intangible assets, its operations, an industrial park and certain adjacent unimproved land for approximately $215.0 million. LVMS is located in one of the most recognized, leading markets in the United States and the world, and its acquisition is a major strategic transaction that is expected to enhance the Company's overall operations, as well as broadcast and sponsorship opportunities. LVMS is a newly constructed 1.5 mile, lighted, asphalt superspeedway, with several other on-site race tracks, and has permanent seating capacity of approximately 107,000, including 102 luxury suites, as of December 31, 1998. The superspeedway's configuration readily allows for significant future expansion. LVMS currently hosts several annual NASCAR-sanctioned racing events, including a Winston Cup Series, Busch Grand National Series, Craftsman Truck Series, two Winston West Series, and two Winston Southwest Series racing events. Additional major events held annually include IRL, World of Outlaws, American Motorcycle Association ("AMA"), and drag racing events, among others. The Company was incorporated in the State of Delaware in 1994.

    As of December 31, 1998, the Company's total permanent seating capacity exceeded 665,000, the largest in the motorsports industry. Management believes that spectator demand for its largest events exceeds existing permanent seating capacity at each of its speedways. In 1998, the Company added more than 140,000 permanent seats, including approximately 19,000 at BMS, 12,000 at LMSC, 3,000 at TMS, and the acquisition of LVMS. At December 31, 1998, AMS, BMS, LMSC, and TMS had permanent seating capacity of approximately 124,000, 134,000, 147,000 and 153,000, respectively, in each case excluding infield admission, temporary seats and general admission. Also at December 31, 1998, the Company had a total of 659 suites luxury suites, with 141 at AMS, 97 at BMS, 125 at LMSC, 102 at LVMS, and 194 at TMS. SPR currently does not have permanent seating capacity but provides temporary seating and suites for approximately 24,000 spectators in addition to other general admission seating arrangements along its 2.52 mile road course.

    The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedway facilities, from the sale of food, beverages and souvenirs during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events, and from the licensing of television, cable network and radio rights to broadcast such events. In 1998, the Company derived approximately 77% of its total revenues from events sanctioned by NASCAR. The Company has experienced substantial growth in revenues and profitability as a result of its continued improvement, expansion and investments in facilities, its consistent marketing and promotional efforts and the overall increase in popularity of Winston Cup, Busch Grand National, Indy Racing League, National Hot Rod Association and other motorsports events in the United States.

    Television broadcast and naming rights values are rising. Published 1998 NASCAR Winston Cup television ratings indicated those of Speedway Motorsports events achieved four of the top eight ratings, and were above the average for all Winston Cup events. In February 1999, the Company achieved a motorsports industry first by obtaining a facility naming rights agreement whereby Charlotte Motor Speedway has been renamed Lowe's Motor Speedway for gross fees aggregating approximately $35,000,000 over the ten year agreement term. Also, the Company jointly announced in February 1999 it would be part of a newly formed NASCAR television negotiating alliance. Management believes these positive developments bode well for the Company's television contract renegotiations in 2000 and beyond and for future naming rights possibilities.

INDUSTRY OVERVIEW

    Motorsports is currently the fastest growing spectator sport in the United States, with NASCAR the fastest growing industry segment. In 1998, NASCAR sanctioned 93 Winston Cup, Busch Grand National and Craftsman Truck races which were attended by approximately 9.3 million spectators. Attendance of these NASCAR events has increased at a compound annual growth rate of 10.8% since 1994. Based on information developed independently by Goodyear Tire and Rubber, spectator attendance at Winston Cup and Busch Grand National events increased at compound annual growth rates of 6.5% and 12.7%, respectively, from 1994 to 1998. Also in 1998, Indy Racing League sanctioned events were attended by approximately 1.3 million spectators. Races are generally heavily promoted, with a number of supporting events surrounding the main event, for a total weekend experience.

    In recent years, television coverage and corporate sponsorship have increased for NASCAR-related events. All NASCAR Winston Cup and Busch Grand National events sponsored by the Company are currently broadcast by ABC, CBS, ESPN, TBS or TNN. Also, all Indy Racing League events sponsored by the Company are currently broadcast. The Company has entered into television rights contracts for all its major sanctioned events. According to NASCAR, major national corporate sponsorship of NASCAR-sanctioned events (which currently includes over 80 Fortune 500 companies) also has increased significantly. Sponsors include such companies as Coca-Cola, General Motors, Cracker Barrel, NAPA, PRIMESTAR, Save Mart, Kragen, Food City, Goody's, and RJR Nabisco. The Company intends to increase the exposure of its current Winston Cup, Busch Grand National, Indy Racing League and National Hot Rod Association events, add television coverage to other speedway events, increase broadcast and sponsorship revenues and schedule additional racing and other events at each of its speedway facilities.

    The dramatic increase in corporate interest in the sport has been driven by the attractive advertising demographics of stock car and other motorsports racing fans. In addition, brand loyalty (as measured by fans using sponsors' products) is the highest of any nationally televised sport according to a study published by Performance Research in 1997. Fueled by popular and accessible drivers, strong fan brand loyalty, a widening demographic reach, increasing appeal to corporate sponsors and rising broadcast revenues, industry competitors are actively pursuing internal growth and industry consolidation. Speedway operations generate high operating margins and are protected by high barriers to competitive entry, including capital requirements for new speedway construction, marketing, promotional and operational expertise, and license agreements with NASCAR.

OPERATING STRATEGY

    The Company's operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at modern facilities, which serve to enhance customer loyalty. The Company markets its scheduled events throughout the year both regionally and nationally via television, radio and newspaper advertising, facility tours, satellite links for media outlets, direct mail campaigns, pre-race promotional activities and other innovative marketing activities. The key components of this strategy are as follows:

    COMMITMENT TO QUALITY AND CUSTOMER SATISFACTION. Upon assuming control of LMSC in 1975, management embarked upon a series of capital improvements, including the construction of additional permanent grandstand seating, new luxury suites, trackside dining and entertainment facilities and a condominium complex overlooking the track. In 1992, LMSC became the first and only superspeedway in North America to offer nighttime racing, and now all of the Company's speedways, except SPR, offer it. Following the purchase of AMS in 1990, the Company began to implement a similar strategy thereby constructing additional grandstand seating, luxury suites and condominiums. The Company continues to improve and construct new food concessions, restroom and other fan amenities at each of its speedways to increase spectator comfort and enjoyment. For example, BMS has relocated various souvenir, concessions and restroom facilities to the mezzanine level, and added new permanent seating, all of which feature new stadium-style terrace sections to increase spectator convenience and accessibility. In 1997, LMSC opened the Diamond Tower Terrace, a "state-of-the-art" 25,000 seat grandstand, also featuring a unique mezzanine level concourse, which was further expanded in 1998 with the addition of 12,000 permanent seats. The Company continues to reconfigure traffic patterns, entrances, and expand on-site roads and available parking at each of its speedways to ease congestion caused by the increases in attendance. For example, in 1998 SPR acquired adjoining land to provide an additional entrance and significantly expand spectator parking areas. Also, TMS has significantly expanded its parking areas and improved traffic control dramatically reducing travel congestion. Finally, LVMS and TMS were designed to maximize spectator comfort and enjoyment, and further design improvements are expected as management acquires operating experience with these new facilities.

    INNOVATIVE MARKETING AND EVENT PROMOTION. Management believes that it is important to market the Company's scheduled events throughout the year, both regionally and nationally. The Company markets its events by offering tours of its facilities, providing satellite links for media outlets, conducting direct mail campaigns and staging pre-race promotional activities such as live music, skydivers and daredevil stunts. The Company's marketing program also includes the solicitation of prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event include luxury suite rentals, block ticket sales and Company-catered hospitality, as well as souvenir race program and track signage advertising. As an example of its marketing innovations, in 1996, the Company began offering Preferred Seat Licenses ("PSL") entitling licensees to purchase annual TMS season-ticket packages for sanctioned racing events. Other recent examples include the Company's announcing its facility naming rights agreement involving Lowe's Home Improvements Warehouse in early 1999 - a first in the motorsports industry. Another industry first was the Company's joint venture with Turner Sports in which LMSC's October 1998 NASCAR Winston Cup race was broadcast on pay-per-view DirectTv, as well as on TBS. Subscribers to DirectTv received the full broadcast of the race plus continuous broadcasts from four in-car cameras, along with constantly updated graphics of various driver, car and race statistics.

    The Company also owns The Speedway Club, an exclusive dining and entertainment facility located on the fifth and sixth floors of Smith Tower at LMSC. The Company has constructed a similar office tower adjoining the main grandstand and overlooking turn one at TMS that houses The Texas Motor Speedway Club. The Company is conducting a membership drive for The Texas Motor Speedway Club, which contains a first-class, year-round restaurant-entertainment club and a health-fitness club. The Texas Motor Speedway Club celebrated its grand opening in March 1999. Open year-round, these two VIP clubs are a focal point of the Company's efforts to improve the amenities and enhance the comfort of its facilities for the benefit of spectators.

    UTILIZATION OF MEDIA. The Company currently negotiates directly with network and cable television companies for live coverage of its NASCAR-sanctioned races. In May 1996, AMS signed a four-year television rights agreement with ESPN for NASCAR seasons for 1997 through 2000. Also in May 1996, BMS renegotiated a seven-year television rights agreement with ESPN covering the April and August NASCAR Winston Cup and related races through the NASCAR season for 2002. In May 1996, LMSC signed a three-year television rights agreement with Turner Sports, Inc. ("TSI"), with a TSI renewal right for the fourth year. The TSI agreement covers the May and October NASCAR and ARCA races at LMSC to be broadcast on TBS through the NASCAR season for 2000. In 1997, LMSC entered into a five-year television rights agreement with TNN for "The Winston" race and associated events to be held through 2002. LVMS has a five-year television rights agreement with ESPN covering the March NASCAR Winston Cup and related races through the NASCAR season for 2002. In November 1996, SPR renegotiated a three-year television rights agreement with ESPN covering its June NASCAR Winston Cup races through the NASCAR season for 1999. In August 1996, TMS signed a four-year television rights agreement with CBS Sports for the March races at TMS through the NASCAR season for 2000.

    The Company also broadcasts all of its NASCAR Winston Cup and Busch Grand National Series racing events over its proprietary radio Performance Racing Network ("PRN"), which is syndicated to more than 500 stations. PRN also sponsors a weekly racing- oriented program throughout the NASCAR season, which is syndicated to more than 175 stations. Management also seeks to increase the visibility of its racing events and facilities through local and regional media interaction. For example, each January the Company sponsors a four-day media tour at LMSC to promote the upcoming Winston Cup season. In 1999, this event featured Winston Cup drivers and attracted media personnel representing television networks and stations from throughout the United States. In addition, in early 1999, a similar media tour was staged at TMS which also featured Winston Cup drivers and was attended by numerous media personnel from throughout the United States. The Company is planning to carry other events at each of its speedways over PRN in 1999.

GROWTH STRATEGY

    Management believes that the Company can achieve its growth objectives by increasing attendance and revenues at existing facilities and by expanding its promotional and marketing expertise to take advantage of opportunities in attractive new markets. It intends to continue implementing this growth strategy through the following means:

    EXPANSION AND IMPROVEMENT OF EXISTING FACILITIES. Management believes that spectator demand for its largest events exceeds existing permanent seating capacity. The Company plans to continue its expansion by adding permanent grandstand seating and luxury suites, and making other significant renovations and improvements at each of its speedways in 1999, as further described in "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Expenditures." The Company completed major renovations at AMS in 1997, including reconfiguration into a "state-of-the-art"
1.54 mile, lighted, quad-oval superspeedway, adding approximately 22,000 permanent seats, including 58 new suites, and changing the start-finish line location. AMS installed lighting for its inaugural IRL night race in August, and now all of the Company's speedways, except SPR, offer nighttime racing. In 1998, BMS continued its expansion by adding approximately 19,000 permanent seats, including 42 new luxury suites, and LMSC added approximately 12,000 permanent seats, including 12 new luxury suites. In 1998, SPR purchased adjoining land to provide an additional entrance and further expand its parking areas to improve traffic flow and ease congestion caused by the growth in attendance. Also in 1998, SPR was partially reconfigured into a stadium-style road course featuring "The Chute" which provides spectators improved sight lines and expanded viewing areas for increased spectator comfort and enjoyment. TMS opened in April 1997 as the second-largest sports facility in the United States. Since its inaugural Winston Cup event in 1997, TMS has significantly expanded its parking areas and improved traffic control dramatically reducing travel congestion.

    In 1999, after planning to add more than 25,000 permanent seats, exclusive of SPR, the Company's total permanent seating capacity will exceed 690,000 and the total number of luxury suites will be approximately 659. In 1999, BMS is reconstructing and expanding its dragstrip into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Also in 1999, the Company expects to continue major renovations at SPR, including its on-going reconfiguration into a stadium-style road racing course, the addition of approximately 45,000 permanent seats, and further improving and expanding concessions, restroom and other fan amenities facilities. The Company continues to improve and expand concessions, restroom and other fan amenities facilities at each of its speedways, as well as reconfiguring traffic patterns, entrances, and expanding on-site roads and available parking to ease congestion caused by the increases in attendance, consistent with management's commitment to quality and customer satisfaction. Management believes that the expansion and improvements will generate additional admissions and event-related revenues.

    MAXIMIZATION OF MEDIA EXPOSURE AND ENHANCEMENT OF BROADCAST AND SPONSORSHIP REVENUES. NASCAR-sanctioned stock car racing is experiencing significant growth in television viewership and spectator attendance. This growth has allowed the Company to expand its television coverage to include more races and to negotiate more favorable broadcast rights fees with television networks as well as to negotiate more favorable contract terms with sponsors. Management believes that spectator interest in stock car racing will continue to grow, thereby increasing broadcast media and sponsors' interest in the sport. The Company intends to increase media exposure of its current NASCAR and IRL events, to add television coverage to other speedway events and to further increase broadcast and sponsorship revenues. For instance, with over 30 million people visiting Las Vegas annually, management believes the newly acquired LVMS has the potential to significantly increase broadcasting and sponsorship revenues. Also, the acquisition of SPR marked the Company's entry into the Northern California television market, which is currently the 5th largest television market in the United States.

    The LVMS acquisition is a major strategic transaction for the Company. It achieves a critical mass west of the Mississippi River that will enhance the Company's overall operations, as well as broadcast and sponsorship opportunities. The Company intends to capitalize on its top market entertainment value to further grow LVMS, the sport of NASCAR and other racing series.

    The Company is currently strategically positioned with speedways in six of the premier markets in the United States, including three of the top ten television markets. Also, the Company's NASCAR Winston Cup events in 1998 achieved four of the top eight television ratings, and rankings above the average for all Winston Cup events. In February 1999, the Company obtained its naming rights agreement involving Lowe's Home Improvements Warehouse - a first in the motorsports industry, and jointly announced it would be part of a newly formed NASCAR television negotiating alliance. Management believes these positive developments bode well for the Company's television contract renegotiations in 2000 and beyond and for future naming rights possibilities. Another example of the Company being a leading promoter is its joint venture with Turner Sports in which LMSC's October 1998 NASCAR Winston Cup race was broadcast on pay-per-view DirectTv, as well as on TBS. Subscribers to DirectTv received the full broadcast of the race plus continuous broadcasts from four in-car cameras, along with constantly updated graphics of various driver, car and race statistics.

    FURTHER DEVELOPMENT OF FINISH LINE EVENTS AND LEGENDS CAR BUSINESS. In January 1998, the Company restructured and consolidated its food, beverage and souvenir operations into Finish Line Events, a wholly-owned subsidiary of the Company. FLE provides event food, beverage, and souvenir merchandising services, as well as expanded ancillary support services, to all of the Company's facilities and other unaffiliated sports-related venues. The Company believes this restructuring will provide better products and expanded services to its customers, enhancing their overall entertainment experience, while allowing the Company to achieve substantial operating efficiencies.

    In 1992, the Company developed the Legends Circuit for which it manufactures and sells cars and parts used in Legends Circuit racing events and is the official sanctioning body. At retail prices starting at less than $12,400, management believes that Legends Cars are economically affordable to a new group of racing enthusiasts who previously could not race on an organized circuit. Legends Cars are an increasingly important part of the Company's business as revenues from this business have grown from $5.7 million in 1994 to $10.9 million in 1998. As an extension of the Legends Car concept, the Company released in late 1997 a new smaller, lower priced "Bandolero" stock car, which appeals largely to younger racing enthusiasts. The Company intends to further broaden the Legends Car Circuit, increasing the number of sanctioned races and tracks at which Legend and Bandolero Car races are held in 1999.

    INCREASED DAILY USAGE OF EXISTING FACILITIES. Management constantly seeks revenue-producing uses for the Company's speedway facilities on days not committed to racing events. Such other uses include car and truck shows, supercross motorcycle racing, auto fairs, driving schools, vehicle testing and settings for television commercials, concerts, holiday season festivities, print advertisements and motion pictures. In 1998, the Company began hosting a summer Legend Cars series at AMS and TMS, and in 1999 is planning to begin a similar series at LVMS and SPR. Other examples of increased usage include LMSC's hosting of the 35th Anniversary of the Mustang celebration, and TMS's spring and fall Autofests featuring Pate Swap Meets in 1999. The Company is also currently attempting to schedule music concerts at certain facilities. Non-race-day track rental revenues were $1,730,000 in 1996, $3,092,000 in 1997 and $3,919,000 in
1998.

    Along with such increased daily usage of the facilities, the Company hosted one new IRL race event at both AMS and TMS in 1998. The TMS and LMSC races were attended by the second and third largest crowds, respectively, ever for an IRL event, exclusive of the Indianapolis 500. In 1999, the Company is hosting five IRL events, including LVMS. Also, the IRL season championship finale has been moved to TMS coupled with a NASCAR Craftsman Truck Series race. With more than twelve different track configurations at LVMS, including a 2.5 mile road course, 1/4 mile dragstrip, 1/8 mile dragstrip, 1/2 mile clay oval, 3/8 mile paved oval and several other race courses, the Company plans to capitalize on its top market entertainment value to further grow the speedway and other racing series, and to promote new expanded venues.

    ACQUISITION AND DEVELOPMENT OF ADDITIONAL MOTORSPORTS FACILITIES. The Company also considers growth by acquisition and development of motorsports facilities as appropriate opportunities arise. The Company acquired Bristol Motor Speedway in January

1996, Sears Point Raceway in November 1996, and Las Vegas Motor Speedway in December 1998. In 1997, the Company completed construction of Texas Motor Speedway. The Company continuously seeks to locate, acquire, develop and operate venues which the Company feels are underdeveloped or underutilized and to capitalize on markets where the pricing of sponsorships and television rights are considerably more lucrative.

OPERATIONS

    The Company's operations consist principally of racing and related events. The Company also sells Legends and Bandolero Cars and is the official sanctioning body for the Legends and Bandolero Car Racing Circuits. Its other activities are ancillary to its core business of racing.

RACING AND RELATED EVENTS

    NASCAR-sanctioned races are held annually at each of the Company's speedways. The following are summaries of racing events scheduled in 1999 at each Company speedway. Management is actively pursuing the scheduling of additional motorsports racing and other events.

AMS. In March 1999, AMS conducted the Cracker Barrel Old Country Store 500 Winston Cup race and the Yellow Freight 300 Busch Grand National race. AMS is scheduled to hold the last Winston Cup race of the season, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

DATE                  EVENT                                            CIRCUIT
----                  -----                                            -------
March 13              "Yellow Freight 300"                             Busch Grand National
March 14              "Cracker Barrel Old Country Store 500"           Winston Cup
November 21           "NAPA 500"                                       Winston Cup


    In 1999, AMS is also scheduled to sponsor an IRL event and two ARCA races.

BMS. In 1999, BMS is scheduled to hold two Winston Cup races and two Busch Grand National races, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

DATE                  EVENT                                   CIRCUIT
----                  -----                                   -------
April 10              "Moore's Snack Food 250"                Busch Grand National
April 11              "Food City 500"                         Winston Cup
August 27             "Food City 250"                         Busch Grand National
August 28             "Goody's Headache Powder 500"           Winston Cup



    In 1999, BMS is also scheduled to sponsor a NASCAR Craftsman Truck Series event and the NHRA's "The Winston No-Bull Showdown" all-star race.

LMSC. In 1999, LMSC is scheduled to hold three Winston Cup races and two Busch Grand National races, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

DATE                  EVENT                                                     CIRCUIT
----                  -----                                                     -------
May 22                "The Winston"                                             Winston Cup (all-star race)
May 29                "CARQUEST Auto Parts 300"                                 Busch Grand National
May 30                "Coca-Cola 600"                                           Winston Cup
October 9             "All Pro Auto Parts Bumper to Bumper 300"                 Busch Grand National
October 10            "UAW-GM Quality 500"                                      Winston Cup


    In 1999, LMSC is also scheduled to sponsor an IRL event and two ARCA races.

LVMS. In March 1999, LVMS conducted the Las Vegas 400 Winston Cup race and the Sam's Town 300 Busch Grand National race, among others. Its NASCAR-sanctioned racing schedule is as follows:


DATE                  EVENT                              CIRCUIT
----                  -----                              -------
March 6               "Sam's Town 300"                   Busch Grand National
March 7               "Las Vegas 400"                    Winston Cup


    In 1999, LVMS is also scheduled to sponsor one NASCAR Craftsman Truck Series event, one IRL event, two NASCAR Winston West and two Winston Southwest Series events, and various AMA, NHRA, World of Outlaws and other events.

SPR. In 1999, SPR is scheduled to hold one Winston Cup race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

DATE                  EVENT                                         CIRCUIT
----                  -----                                         -------
June 27               "Save Mart / Kragen 350"                      Winston Cup

    In 1999, SPR is also scheduled to sponsor a NHRA Nationals event, a NASCAR Winston Southwest Series event, and various AMA, Sports Car Club of America and other racing events.

TMS. In 1999, TMS is currently scheduled to hold one Winston Cup race and one Busch Grand National race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

DATE                  EVENT                              CIRCUIT
----                  -----                              -------
March 27              "Coca-Cola 300"                    Busch Grand National
March 28              "PRIMESTAR 500"                    Winston Cup

    In 1999, TMS is also scheduled to sponsor two NASCAR Craftsman Truck Series events and two IRL events.

    The following table shows selected revenues for the years ended December 31, 1996, 1997 and 1998. All amounts for 1996, 1997 and 1998 exclude information for LVMS before the December 1, 1998 acquisition.

                                                  1996      1997        1998
                                                  ----      ----        ----
                                                        (IN THOUSANDS)
Admissions....................................  $ 52,451   $ 94,032    $107,601
Sponsorship revenue...........................     6,989     14,646      18,346
Broadcast revenue.............................     5,299     17,947      20,014
Other.........................................    37,374     65,501      83,835
                                                  ------     ------      ------
  Total.......................................  $102,113   $192,126    $229,796
                                                ========   ========    ========

     ADMISSIONS. Grandstand ticket prices at the Company's NASCAR-sanctioned events in 1999 range from $15.00 to $130.00. In general, the Company is raising ticket prices as the cost of living increases.

    SPONSORSHIP REVENUE. The Company's revenue from corporate sponsorships is paid in accordance with negotiated contracts. The identities of sponsors and the terms of sponsorship change from time to time. The Company currently has sponsorship contracts with such major manufacturing and consumer products companies as Coca-Cola, General Motors, Miller Brewing Company, Anheuser-Busch, NAPA, Cracker Barrel, PRIMESTAR, Goody's, Save Mart, Kragen, Chevrolet and Ford. Some contracts allow the sponsor to name a particular racing event, as in the "Coca-Cola 600" and the "UAW-GM Quality 500." Other consideration ranges from "Official Car" designation (as with Ford at AMS, and Chevrolet at BMS, LMSC, LVMS, SPR and TMS) to exclusive advertising and promotional rights in the sponsor's product category (as with Anheuser-Busch at AMS, BMS, LVMS and TMS, Coors also at TMS, and Miller at LMSC). Also, the Company obtained a naming rights agreement in early 1999 renaming Charlotte Motor Speedway as Lowe's Motor Speedway at Charlotte. None of the Company's event sponsors accounted for as much as 5% of total revenues in 1998.

    BROADCAST REVENUE. The Company has negotiated contracts with television networks and stations for the broadcast coverage of all of its NASCAR-sanctioned events. The Company has contracts with ABC, CBS, ESPN, TBS and TNN covering events at AMS, BMS, LMSC, SPR and TMS. The Company also broadcasts all of its NASCAR Winston Cup and Busch Grand National Series races over its proprietary Performance Racing Network ("PRN"), which is syndicated to more than 500 stations. PRN also sponsors a weekly racing-oriented program throughout the NASCAR season, which is syndicated to more than 175 stations. The Company derives revenue from the sale of commercial time on PRN. None of the Company's broadcast contracts accounted for as much as 5% of total revenues in 1998.

    OTHER REVENUE. The Company derives other revenue from the sale of souvenirs and concessions, from fees paid for catering "hospitality" receptions and private parties at its speedways and from parking. Also, as of December 31, 1998, the Company's speedway facilities include a total of approximately 659 luxury suites available for leasing to corporate sponsors or others at current 1999 annual rates ranging from $20,000 to $100,000. LMSC has also constructed 40 open-air boxes, each containing 32 seats, which are currently available for renting by corporate sponsors or others at annual rates of up to $37,000. The Company's tracks and related facilities often are leased to others for use in driving schools, testing, research and development of race cars and racing products, use as settings for commercials and motion pictures, and other outdoor events. The Company also derives other revenue from the sale of Legend and

Bandolero cars and parts, and industrial park rental revenues.

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

600 RACING AND THE LEGENDS CARS CIRCUIT

    Introduced by the Company in 1992, Legends Cars are 5/8-scale versions of the modified cars driven by legendary early NASCAR racers. Designed primarily to race on "short" tracks of 3/8-mile or less, they are currently available in eight body styles modeled after classic sedans and coupes. Legends Circuit races are sanctioned by the Company's subsidiary, 600 Racing, and continue to be the fastest growing short track racing division in motorsports. More than 1,500 sanctioned races were held nationwide in 1998, and 600 Racing is now the third largest short track sanctioning body in terms of membership behind NASCAR and IMSA. Since 1995, Legends Cars have been manufactured by 600 Racing at a leased 92,000-square-foot facility located approximately two miles from LMSC.

    Management believes that the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $12,400. At these retail prices, management believes that Legends Cars are economically affordable to a new group of racing enthusiasts who otherwise could not race on an organized circuit. Legends Cars are not designed for general road use. Cars and parts are currently marketed and sold through approximately 45 distributors doing business throughout the United States, Canada, and Europe.

    In late 1997, 600 Racing released a new "Bandolero" line of smaller, lower-priced, entry level stock cars, which is expected to appeal to younger racing enthusiasts. The Company further broadened the Legends Car Circuit in 1998, increasing the number of sanctioned races and tracks at which Legend and Bandolero Car races are held. In 1998, 600 Racing also began conducting sanctioned Legend and Bandolero Car races at AMS and TMS, as well as again at LMSC, and in 1999, plans to begin at both SPR and LVMS.

OTHER ACTIVITIES

    The Company also owns Smith Tower, a seven-story, 135,000 square foot building adjoining the main grandstand and overlooking the principal track at LMSC. Smith Tower houses the Speedway Club, the corporate offices of LMSC and office space leased to others. The Speedway Club is an exclusive dining and entertainment facility located on the fifth and sixth floors of Smith Tower. The Company has constructed a similar office tower adjoining the main grandstand and overlooking the track at TMS. This TMS tower houses The Texas Motor Speedway Club and corporate offices. The Company is currently conducting a membership drive for The Texas Motor Speedway Club, which contains a first class, year round dining-entertainment club and a health-fitness club. The Texas Motor Speedway Club opened in March 1999. Open year-round, these two VIP clubs are a focal point of the Company's efforts to improve the amenities and enhance the comfort of its facilities for the benefit of spectators.

    The Company has built 46 trackside condominiums at AMS of which 41 were sold as of December 31, 1998. Also, the Company completed construction of 76 condominiums at TMS above turn two of the speedway, 66 of have been sold or contracted for sale as of December 31, 1998. The Company has built and sold 40 trackside condominiums at LMSC in the 1980's and another 12 units at LMSC from 1991 to 1994. Some are used by team owners and drivers, which is believed to enhance their commercial appeal.

COMPETITION

    The Company is the leading motorsports promoter in the local and regional markets served by AMS, BMS, LMSC, LVMS, SPR and TMS, and competes regionally and nationally with other speedway owners to sponsor events, especially NASCAR, IRL and NHRA sanctioned events. The Company also must compete for spectator interest with all forms of professional and amateur spring, summer and fall sports conducted in and near Atlanta, Bristol, Charlotte, Las Vegas, Fort Worth, and Sonoma. The Company also competes for attendance with a wide range of other available entertainment and recreational activities.

EMPLOYEES

    As of December 31, 1998, the Company had approximately 860 full-time employees and 110 part-time employees. The Company hires temporary employees to assist during periods of peak attendance at its events. None of the Company's employees are represented by a labor union. Management believes that the Company enjoys a good relationship with its employees.

ENVIRONMENTAL MATTERS

    Solid waste landfilling has occurred on and around the Company's property at LMSC for many years. Landfilling of general categories of municipal solid waste on the LMSC property ceased in 1992. However, there are two landfills currently operating at LMSC that are permitted to receive inert debris and waste from land clearing activities ("LCID" landfills). Two other LCID landfills on the LMSC property were closed in 1994. LMSC intends to allow similar LCID landfills to be operated on the LMSC property in the future. LMSC also leases a portion of its property to a subsidiary of Browning-Ferris Industries, Inc. ("BFI") for use as a construction and demolition debris landfill (a "C&D" landfill), which can receive solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but cannot receive inert debris, land-clearing debris or yard debris. In addition, the BFI subsidiary owns and operates an active solid waste landfill adjacent to LMSC. Management believes that the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property.

    Portions of the inactive solid waste landfill areas on the LMSC property are subject to a groundwater monitoring program and data are submitted to the North Carolina Department of Environment, and Natural Resources ("DENR"). DENR has noted that data from certain groundwater sampling events have indicated levels of certain regulated compounds that exceed acceptable trigger levels and organic compounds that exceed regulatory groundwater standards. DENR has not acted to require any remedial action by the Company at this time with respect to this situation. In the future, DENR could possibly require the Company to take certain actions with respect to this situation that could result in material costs being incurred by the Company.

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

PATENTS AND TRADEMARKS

    The Company has trademark rights in "Atlanta Motor Speedway" and "Charlotte Motor Speedway." It also has trademark rights concerning its Legends Cars, "600 Racing" and its corporate logos. Trademark and service mark registrations are pending with respect to "Speedway Motorsports," "Bristol Motor Speedway," "Sears Point Raceway" and "Texas Motor Speedway." The Company also has two patent applications pending with respect to its Legends Car technology. Management's policy is to protect its intellectual property rights zealously, including through litigation, to protect their proprietary value in souvenir sales and market recognition.

ITEM 2. PROPERTIES

    The Company's principal executive offices are located at U.S. Highway 29 North, Concord, North Carolina, 28026, and its telephone number is (704) 455-3239. A description of each Company speedway follows:

    ATLANTA MOTOR SPEEDWAY. AMS is located on 870 acres of Company-owned land in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. Built in 1960, today it is a modern, attractive facility. In 1996, the Company completed 17 new suites at AMS, reconfigured AMS's main entrances and expanded on-site roads to ease congestion caused by the increases in attendance. In November 1997, the Company completed major renovations at AMS, including its reconfiguration into a "state-of-the-art" 1.54 mile, lighted, quad-oval superspeedway, the addition of approximately 22,000 permanent seats, including 58 new suites, and changing the start-finish line location. Other significant improvements in 1997 included new scoreboards, new garage areas, and new infield media and press box centers. Lighting was installed for its inaugural IRL night race in August 1998. At December 31, 1998, AMS had permanent seating capacity of approximately 124,000, including 141 new luxury suites. In 1999, AMS plans to improve and expand its on-site roads and available parking, as well as reconfiguring traffic patterns and entrances, to ease congestion and improve traffic flow. AMS has constructed 46 condominiums overlooking the Atlanta speedway and is in the process of selling the four remaining condominiums.

    BRISTOL MOTOR SPEEDWAY. In January 1996, the Company acquired 100% of the capital stock of BMS. BMS is located on approximately 550 acres in Bristol, Tennessee and is a one-half mile, lighted, 36-degree banked concrete oval. BMS also owns and operates a one-quarter mile lighted dragstrip. BMS is one of the most popular facilities in the Winston Cup circuit among race fans due to its 36 degree banked turns and lighted nighttime races. Management believes that spectator demand for its Winston Cup events at BMS exceeds existing permanent seating capacity. In 1996, BMS added approximately 6,000 permanent grandstand seats and relocated various souvenir, concessions and restroom facilities to the mezzanine level to increase spectator convenience and accessibility. In 1997, BMS added approximately 39,000 permanent grandstand seats and constructed 55 new suites for a net increase of 31. In 1998, BMS added approximately 19,000 permanent grandstand seats, including 42 new luxury suites, again featuring a new stadium-style terrace section and mezzanine level facilities for enhanced spectator convenience and assessibility, and made other site improvements. At December 31, 1998, BMS had permanent seating capacity of approximately 134,000, including 97 luxury suites. In 1999, BMS is reconstructing and expanding its dragstrip into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Construction of the Bristol Dragway is expected to be completed in 1999, and its inaugural National Hot Rod Association
(NHRA) sanctioned Winston Showdown will be hosted in July 1999. Bristol Dragway will also host regional and weekly drag racing events, as well as various auto shows.

    LOWE'S MOTOR SPEEDWAY (FORMERLY KNOWN AS CHARLOTTE MOTOR SPEEDWAY). LMSC is located in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. On Winston Cup race days it uses more than 1,000 acres of land, some of which is leased from others. LMSC was among the first superspeedways built and today is a modern, attractive facility. The principal track is a 1.5-mile banked asphalt quad-oval facility in excellent condition, having been repaved in 1994, and was the first superspeedway in North America lighted for nighttime racing. LMSC also has three lighted "short" tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), as well as a 2.25-mile asphalt road course. The Company has consistently improved and increased spectator seating arrangements at LMSC. In 1997, LMSC added a "state-of-the-art" 25,000 seat grandstand, featuring a unique mezzanine level concourse and 26 new suites, among other site improvements. In 1998, LMSC added approximately 12,000 permanent seats, including 12 new luxury suites, again featuring a new stadium-style terrace section and mezzanine level facilities for enhanced spectator convenience and assessibility. LMSC also further expanded parking areas to accommodate the increases in attendance and to ease congestion. At December 31, 1998, LMSC had permanent seating capacity of approximately 147,000, including 125 luxury suites. In 1999, LMSC plans to add approximately 10,000 permanent seats, further expand concessions, restroom and other fan amenities, and make other site improvements.

    LAS VEGAS MOTOR SPEEDWAY. LVMS, located on approximately 1,300 acres in Las Vegas, Nevada, is a 1.5 mile, lighted, asphalt superspeedway, and includes several other on-site race tracks and a 1.4 million square foot on-site industrial park. The other race tracks include a 1/4 mile dragstrip, 1/8 mile dragstrip, 2.5 mile road course, 1/2 mile clay oval, 3/8 mile paved oval, motocross and other off-road race courses. Construction of LVMS was substantially completed in 1997 and its first major NASCAR Winston Cup Series race was held in March 1998. As of December 31, 1998, construction of the 1.4 million square foot industrial park was nearing completion and is expected to commence operations in early 1999. The industrial park is expected to be leased under triple net operating leases primarily to businesses and individuals involved in racing and related industries. At December 31, 1998, LVMS had permanent seating capacity of approximately 107,000, including 102 luxury suites. In 1999, LVMS plans to add approximately 15,000 permanent seats, expand concessions, restroom and other fan amenities facilities, and make other site improvements.

    SEARS POINT RACEWAY. SPR, located on approximately 1,500 acres in Sonoma, California, consists of a 2.52-mile, twelve-turn road course, a one-quarter mile dragstrip, and a 157,000 square foot industrial park. SPR currently does not have permanent seating capacity but provides temporary seating and suites for approximately 24,000 spectators in addition to other general admission seating arrangements along its 2.52 mile road course. In 1997, SPR made various parking, road improvements and grading changes to improve spectator sight lines, and to increase and improve seating and facilities for spectator and media amenities. In 1998, SPR acquired adjoining land to provide an additional entrance and expanded spectator parking areas to accommodate the increases in attendance and to ease congestion. Also in 1998, SPR was partially reconfigured into a stadium-style road course featuring "The Chute" which provides spectators with improved sight lines and expanded viewing areas. Pending governmental approvals, in 1999, the Company expects to begin major renovations at SPR, including its on-going reconfiguration into a "stadium-style" road racing course, the addition of approximately 45,000 permanent seats, and improving and expanding concessions, restroom and other fan amenities facilities.

    TEXAS MOTOR SPEEDWAY. TMS, located on approximately 1,360 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway with a permanent seating capacity of approximately 153,000, including 194 suites, and 76 condominiums. TMS, the second-largest sports facility in the United States in terms of permanent seating capacity, hosted its first major NASCAR Winston Cup race on April 6, 1997, preceded by a Busch Grand National race. TMS was designed to maximize spectator comfort and enjoyment, and further design improvements are expected at TMS as management acquires operating experience with this new facility. The TMS facilities are subject to a lease transaction with the Fort Worth Sports Authority as of December 31, 1998. See
Note 2 to the Consolidated Financial Statements for information on the terms and conditions of the lease transaction. In addition to adding approximately 3,000 permanent seats, among other site improvements, TMS significantly expanded its parking areas and improved traffic control dramatically reducing travel congestion.

    In addition, TMS has constructed an office tower adjoining the main grandstand and overlooking the speedway, similar to The Speedway Club at LMSC. This TMS tower houses The Texas Motor Speedway Club and corporate offices. The Company is currently conducting a membership drive for The Texas Motor Speedway Club which opened in March 1999.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to ordinary routine litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

    On April 23, 1996, the Northwest Independent School District (the "Texas School District"), within whose borders TMS is located, filed a complaint against TMS, among others, in a case styled Northwest Independent School District v. City of Fort Worth, FW Sports Authority, Inc., the Governor of Texas, the Comptroller of Public Accounts of Texas, the Attorney General and Texas Motor Speedway, Inc. (the "School District Litigation"). The School District Litigation was filed in State District Court of Travis County, Texas seeking a judgement that the statutory basis for any claimed tax exemption for TMS is unconstitutional under the Texas Constitution and that TMS will be required to pay ad valorem taxes on the TMS facility. The Texas School District has the power to levy ad valorem taxes against TMS if the TMS facility is not exempt property. All defendants successfully moved for dismissal on the grounds that the School District Litigation had been improperly brought in Travis County, Texas, rather than in the county in which TMS is located, as provided in Texas statutory procedural rules for challenging claims of ad valorem tax exemptions. In June 1997, the Texas Court of Appeals, an intermediate appellate court in Austin, Texas denied the Texas School District's appeal and sustained the dismissal by the state district court. Subsequently, the Texas School District filed an administrative protest with the Denton County, Texas Tax Appraisal District, which substantially realleges the allegations expressed originally in the School District Litigation and challenges the tax exempt status of the TMS facility. By order entered on June 19, 1997, the Denton County, Texas Tax Appraisal District confirmed the tax exempt status of the TMS properties. The Texas School District appealed that order in state district court. The case remains in its discovery phase. The Company has vigorously defended, and will continue to defend, the tax exempt status of TMS. At this pretrial stage in the proceeding, management is unable to quantify with any certainty the tax effect on the Company of any outcome in this matter.


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

    During the fourth quarter of 1998, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The common stock of SMI, $.01 per share par value (the "Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol "TRK." The Common Stock has traded on the NYSE since the Company's initial public offering (the "IPO") in February 1995. As of March 26, 1999, giving effect to the Stock Split, 41,512,121 shares of Common Stock were outstanding and there were approximately 3,027 record holders of Common Stock.

    On February 9, 1996, SMI's Board of Directors approved the two for one Stock Split effected as of March 15, 1996 in the form of a 100% Common Stock dividend payable to stockholders of record as of February 26, 1996.

    At the 1998 annual meeting on May 5, 1998, the Company's stockholders approved amendments increasing the number of shares of common stock issuable under each stock option plan as follows: from 2,000,000 to 3,000,000 shares under the 1994 Stock Option Plan; from 400,000 to 800,000 shares under the Formula Stock Option Plan; and from 200,000 to 400,000 shares under the Employee Stock Purchase Plan. The amendments allow future grants to key employees, independent directors and other eligible employees.

    The Company intends to retain future earnings to provide funds for the operation and expansion of its business. As a holding company, the Company will depend on dividends and other payments from each of its speedways and its other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and operating expense requirements.

    The Company does not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of dividends on the Common Stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. Furthermore, the Credit Facility (as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Dividends", and in Note 5 to the Consolidated Financial Statements) includes covenants which preclude the payment of dividends.

    The following table sets forth the high and low closing sales prices for the Company's Common Stock, as reported by the NYSE Composite Tape for each calendar quarter during the periods indicated.

                                1998                          HIGH         LOW
                                ----                          -----        ---
First Quarter............................................    $27.875     $23.063
Second Quarter...........................................     29.188      23.188
Third Quarter............................................     26.000      16.250
Fourth Quarter...........................................     29.563      16.313

                                1997
                                ----
First Quarter............................................     25.125      19.250
Second Quarter...........................................     24.125      20.750
Third Quarter............................................     24.563      20.688
Fourth Quarter...........................................     24.813      21.750

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data for the five years ended December 31, 1998 have been derived from audited financial statements. The financial statements for each of the three years ended December 31, 1998 were audited by Deloitte & Touche LLP, independent auditors, and these financial statements and auditors' report are contained elsewhere herein. All of the data set forth below are qualified by this reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements (including the Notes thereto), and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                                                                   YEAR ENDED DECEMBER 31:
                                                                   -----------------------
                                                        1994     1995       1996       1997       1998
                                                        ----     ----       ----       ----       ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA(1)
Revenues:
  Admissions.......................................   $31,523   $36,569   $52,451    $94,032   $107,601
  Event-related revenue............................    24,814    27,783    36,414     83,177    105,459
  Other operating revenue..........................     8,200    11,221    13,248     14,917     16,736
                                                        -----    ------    ------     ------     ------
    Total revenues.................................    64,537    75,573   102,113    192,126    229,796
                                                       ------    ------   -------    -------    -------
Operating Expenses:



  Direct expense of events.........................    18,327    19,999    30,173     65,347     83,046
  Other direct operating expense...................     6,110     7,611     8,005      9,181     10,975
  General and administrative.......................    11,812    13,381    16,995     31,623     34,279
  Non-cash stock compensation(2)...................     3,000        --        --         --         --
  Depreciation and amortization....................     4,500     4,893     7,598     15,742     21,701
  Preoperating expense of new facility(3)..........        --        --        --      1,850         --
                                                           --        --        --      -----         --
  Total operating expenses.........................    43,749    45,884    62,771    123,743    150,001
                                                       ------    ------    ------    -------    -------
Operating income...................................    20,788    29,689    39,342     68,383     79,795
Interest income (expense), net.....................    (3,855)      (24)    1,316     (5,313)   (12,228)
Bridge loan cost amortization (4)..................        --        --        --         --       (752)
Other income.......................................     1,592     3,625     2,399        991      3,202
                                                        -----     -----     -----        ---      -----
Income from continuing operations before income taxes  18,525    33,290    43,057     64,061     70,017
Provision for income taxes.........................     8,055    13,700    16,652     25,883     27,646
                                                        -----    ------    ------     ------     ------
Income from continuing operations..................    10,470    19,590    26,405     38,178     42,371
Discontinued operations............................      (294)       --        --         --         --
                                                         ----        --        --         --         --
Income before extraordinary item...................    10,176    19,590    26,405     38,178     42,371
Extraordinary item, net............................        --      (133)       --         --         --
                                                           --      ----        --         --         --
Net income.........................................   $10,176   $19,457   $26,405    $38,178    $42,371
                                                      =======   =======   =======    =======    =======

Income from continuing operations applicable to
 Common Stock(5)...................................    $7,464   $19,590   $26,405    $38,178    $42,371
                                                       ======   =======   =======    =======    =======
Income per share from continuing operations
 applicable to Common Stock - basic (6)............     $0.25     $0.53     $0.65      $0.92      $1.02
                                                        =====     =====     =====      =====      =====
Weighted average shares outstanding - basic (6)....    30,000    36,663    40,476     41,338     41,482
                                                       ======    ======    ======     ======     ======

Income per share from continuing operations
 applicable to Common Stock - diluted (6)..........     $0.25     $0.52     $0.64      $0.89      $1.00
                                                        =====     =====     =====      =====      =====
Weighted average shares outstanding - diluted (6)..    30,400    37,275    41,911     44,491     44,611
                                                       ======    ======    ======     ======     ======

BALANCE SHEET DATA(1)
Total assets.......................................   $93,453  $136,446  $409,284   $597,168   $904,877
Long-term debt, including current maturities:
  Loans payable to NationsBank and other (7).......    47,261     1,806    23,465      1,433    254,714
  Senior subordinated notes .......................        --        --        --    124,674    124,708
  Convertible subordinated debentures..............        --        --    74,000     74,000     74,000
  Capital lease obligation.........................        --        --    18,165     19,433        502
Stockholders' equity...............................   $19,232   $95,380  $204,735   $244,114   $287,120



(1) These data for 1994 and 1995 include AMS and LMSC; for 1996 include BMS acquired in January 1996 and SPR acquired in November 1996; for 1997 include TMS which hosted it first racing event on April 6, 1997; and for 1998 include LVMS acquired in December 1998. See Note 1 to the Consolidated Financial Statements.

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

(4) Bridge loan cost amortization results from financing costs incurred amending the Company's bank credit facility and bridge loan to fund the December 1, 1998 acquisition of LVMS. See Note 5 to the Consolidated Financial Statements. Associated deferred financing costs of $4,050,000 are being amortized over the loan term which matures May 18, 1999.

(5) The data for 1994 represents reported income from continuing operations less accretion in the estimated redemption value of certain warrants to purchase AMS stock. On December 16, 1994, AMS redeemed such warrants from NationsBank, N.A. (Carolinas).

(6) The 1994 income per share from continuing operations applicable to common stock has been prepared on a pro forma basis to reflect the 30,000,000 common shares outstanding after giving effect to a restructuring whereby AMS and LMSC became wholly-owned subsidiaries of SMI. Income per share from continuing operations applicable to common stock represents basic and diluted earnings per share. See Note 6 to the Consolidated Financial Statements.

(7) Other notes payable principally represents a road construction loan of $1,465,000, $983,000 and $647,000 outstanding as of December 31, 1996, 1997 and
1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the results of operations and financial condition as of December 31, 1998 should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) appearing elsewhere herein.

OVERVIEW

    The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedway facilities, from the sale of food, beverage and souvenirs during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events, and from the licensing of television, cable network and radio rights to broadcast such events. The Company derives additional revenue from The Speedway Club, a dining and entertainment facility at LMSC, Legends Car operations, and from Oil-Chem, a wholly-owned subsidiary, that produces an environmentally friendly motor oil additive that the Company intends to promote in conjunction with its speedways.

    The Company classifies its revenues as admissions, event-related revenues and other operating revenue. "Admissions" includes ticket sales for all of the Company's events. "Event related revenues" includes food, beverage and souvenir sales, luxury suite rentals, sponsorship fees and broadcast right fees. "Other operating revenue" includes the Speedway Club, Legends Car, industrial park rental and Oil-Chem revenues. The Company's revenue items produce different operating margins. Sponsorships, broadcast rights, ticket sales and luxury suite rentals produce higher margins than concessions and souvenir sales, as well as Legends Car sales.

    The Company classifies its expenses to include direct expense of events and other direct operating expense, among other things. "Direct expense of events" principally consists of race purses, sanctioning fees, cost of souvenir sales, compensation of certain employees and advertising. "Other direct operating expense" includes the cost of the Speedway Club and Legends Car sales, and industrial park rentals and Oil-Chem revenues.

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

RESULTS OF OPERATIONS

    In 1998, the Company began operating certain food and beverage concession activities through its wholly-owned subsidiary Finish Line Events, which previously had been procured from a third party. As a result, revenues and expenses associated with such concession activities for the year ended December 31, 1998 are included in event related revenues, direct expense of events and general and administrative expense. For the years ended December 31, 1996 and 1997, the Company's operating profits from such activities under its arrangement with the outside vendor were reported as event related revenue.

    The table below shows the relationship of income and expense items relative to total revenue for the years ended December 31, 1996, 1997 and 1998.



                                                          PERCENTAGE OF TOTAL REVENUE
                                                           FOR YEAR ENDED DECEMBER 31:
                                                          ----------------------------
                                                             1996    1997     1998
                                                             ----    ----     ----

Revenues:
  Admissions.............................                    51.4%    48.9%    46.8%
  Event-related revenue..................                     35.6    43.3     45.9
  Other operating revenue................                     13.0     7.8      7.3
                                                              ----     ---      ---
  Total revenues.........................                    100.0%  100.0%   100.0%
                                                             -----   -----    -----
Operating Expenses:
  Direct expense of events...............                     29.6    34.0     36.1
  Other direct operating expense.........                      7.8     4.8      4.8
  General and administrative.............                     16.6    16.4     14.9
  Depreciation and amortization..........                      7.5     8.2      9.5
  Preoperating expense of new facility                          --     1.0       --
                                                                --     ---       --
  Total operating expenses...............                     61.5    64.4     65.3
                                                              ----    ----     ----
Operating income.........................                     38.5    35.6     34.7
Interest income (expense), net...........                      1.3    (2.7)    (5.3)
Other income, net........................                      2.4      .5      1.0
Income tax provision.....................                    (16.3)  (13.5)   (12.0)
                                                                     -----    -----
Net income...............................                     25.9%   19.9%    18.4%
                                                              ====    ====     ====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997




    TOTAL REVENUES for 1998 increased by $37.7 million, or 19.6%, to $229.8 million, over such revenues for 1997. This improvement was attributable to increases in all revenue items, particularly admissions and event related revenues.

    ADMISSIONS for 1998 increased by $13.6 million, or 14.4%, over admissions for 1997. This increase was due primarily to growth in NASCAR sanctioned racing events, and to hosting new IRL racing events at AMS and TMS during the current period. The growth in admissions reflects the continued increases in attendance, additions to permanent seating capacity, and increases in ticket prices.

    EVENT RELATED REVENUE for 1998 increased by $22.3 million, or 26.8%, over such revenue for 1997. This increase was due to the growth in attendance, including related increases in concessions and souvenir sales, to hosting new IRL racing events at AMS and TMS, and to increases in broadcast rights and sponsorship fees. The increase also reflects that the Company now operates certain food and beverage concession activities previously procured from a third party.

    OTHER OPERATING REVENUE for 1998 increased by $1.8 million, or 12.2%, over such revenue for 1997. This increase was primarily attributable to an increase in Legend Car revenues of 600 Racing.

    DIRECT EXPENSE OF EVENTS for 1998 increased by $17.7 million, or 27.1%, over such expense for 1997. This increase was due to hosting new IRL events at AMS and TMS, to increased operating costs associated with the growth in attendance and seating capacity, including related increases in concessions and souvenir sales, and to higher sanctioning fees and race purses required for NASCAR-sanctioned racing events held during the current year. This increase also reflects that the Company now operates certain food and beverage concession activities previously procured from a third party.

    As a percentage of admissions and event related revenues combined, direct expense of events for 1998 was 39.0% compared to 36.9% for 1997. Such increase, which was anticipated, results primarily from proportionately higher operating expenses associated with hosting IRL racing events relative to operating margins historically achieved with NASCAR sanctioned events. The increase also results because operating profits from certain food and beverage concession activities previously procured from a third party were reported as event related revenue in 1997.

    OTHER DIRECT OPERATING EXPENSE for 1998 increased by $1.8 million, or 19.5%, over such expense for 1997. The increase includes expenses associated with the increase in other operating revenues derived from Legend Cars.

    GENERAL AND ADMINISTRATIVE EXPENSE. As a percentage of total revenues, general and administrative expense decreased from 16.5% for 1997 to 14.9% for 1998. This improvement reflects continuing scale efficiencies associated with revenue increases outpacing increases in general and administrative expenses. General and administrative expense for 1998 increased by $2.7 million, or 8.4%, over such expense for 1997. The increase reflects costs associated with the Company now operating certain food and beverage concession activities previously procured from a third party. Increases in operating costs associated with the growth and expansion at the Company's speedways, and to a lesser extent, the LVMS acquisition in December 1998, also contributed to this increase.

    DEPRECIATION AND AMORTIZATION EXPENSE for 1998 increased by $6.0 million, or 37.9%, over such expense for 1997. This increase was due to property and equipment of TMS placed into service upon hosting of its first racing event in April 1997, and to additions to property and equipment at AMS, BMS and LMSC. The increase was also due, to a lesser extent, the LVMS acquisition in December 1998.

    PREOPERATING EXPENSE OF NEW FACILITY for 1997 of $1.85 million consist of non-recurring and non-event related costs to develop, organize and open TMS.

    OPERATING INCOME for 1998 increased $11.4 million, or 16.7%, over such income for 1997. This increase was due to the factors discussed above.

    INTEREST EXPENSE, NET for 1998 was $12.2 million compared to $5.3 million for 1997. This increase was due to higher average borrowings outstanding in 1998, including additional borrowings to fund the LVMS acquisition, as compared to 1997. The change also reflects lower capitalized interest costs of $3.8 million during 1998 as compared to $5.8 million in 1997. The lower capitalized interest results from property and equipment of TMS being placed into service upon its opening in April 1997, and reduced capital expenditures for construction projects in 1998 as compared to 1997.

    BRIDGE LOAN COST AMORTIZATION for 1998 of $752,000 represents financing costs incurred in obtaining an amended bank credit facility and bridge loan to fund the LVMS acquisition. Associated deferred financing costs of $4,050,000 are being amortized over the loan term which matures May 18, 1999.

    OTHER INCOME, NET for 1998 increased by $2.2 million over such income for 1997. This increase resulted from gains on sales of fifteen TMS condominiums during 1998. No sales of TMS condominiums were recognized in 1997. The increase also reflects a gain on exercise of the SPR purchase option.

    INCOME TAX PROVISION. The Company's effective income tax rate for 1998 and 1997 was approximately 40%.

    NET INCOME for 1998 increased by $4.2 million, or 11.0%, over such income for 1997. This increase was due to the factors discussed above.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    TOTAL REVENUES for 1997 increased by $90.0 million, or 88.2%, to $192.1 million, over such revenues for 1996. This improvement was attributable to increases in all revenue items, particularly admissions and event related revenues.

    ADMISSIONS for 1997 increased by $41.6 million, or 79.3%, over admissions for 1996. This increase was due primarily to hosting major NASCAR Winston Cup series racing events at each of the Company's then new speedways, TMS and SPR, to hosting IRL racing events at LMSC and TMS, to hosting a NASCAR Craftsman Truck Series racing event at TMS, and to growth in NASCAR sanctioned racing events held at AMS, BMS, and LMSC during the current year. The growth in admissions reflects the continued increases in attendance, additions to permanent seating capacity and, to a lesser extent, ticket prices.

    EVENT RELATED REVENUE for 1997 increased by $46.8 million, or 128.4%, over such revenue for 1996. The increase was due primarily to hosting major NASCAR Winston Cup series racing events at the Company's then new speedways, TMS and SPR, to hosting IRL racing events at LMSC and TMS, to hosting a NASCAR Craftsman Truck Series racing event at TMS, to the growth in attendance, including related increases in concessions and souvenir sales, and to increases in broadcast rights and sponsorship fees.

    OTHER OPERATING REVENUE for 1997 increased by $1.7 million, or 12.6%, over such revenue for 1996. This increase was primarily attributable to operating revenues derived from Oil-Chem, and to rental revenues from SPR, which were acquired in April and November 1996, respectively, and to an increase in Speedway Club revenues.

    DIRECT EXPENSE OF EVENTS for 1997 increased by $35.2 million, or 116.6%, over such expense for 1996. This increase was due primarily to hosting major NASCAR Winston Cup series racing events at TMS and SPR, IRL racing events at LMSC and TMS, and a NASCAR Craftsman Truck Series racing event at TMS, to higher operating costs associated with the growth in attendance and seating capacity at AMS, BMS and LMSC, and to increases in the size of race purses and sanctioning fees required for NASCAR sanctioned racing events held during the current year. As a percentage of admissions and event related revenues combined, direct expense of events for 1997 was 36.9% compared to 34.0% for 1996. Such increase results primarily from proportionately higher operating expenses associated with TMS's inaugural race weekend, the inaugural IRL racing events at LMSC and TMS, and at SPR, relative to operating margins historically achieved at the Company's other speedways.

    OTHER DIRECT OPERATING EXPENSE for 1997 increased by $1.2 million, or 14.7%, over such expense for 1996. The increase occurred primarily due to the expenses associated with the increase in other operating revenues derived from SPR, Oil-Chem, and the Speedway Club.

    GENERAL AND ADMINISTRATIVE EXPENSE. As a percentage of total revenues, general and administrative expense decreased from 16.6% for 1996 to 16.4% for 1997. This improvement reflects continuing scale efficiencies associated with revenue increases outpacing increases in general and administrative expenses. General and administrative expense for 1997 increased by $14.6 million, or 86.1%, over such expense for 1996. The increase was due primarily to general and administrative expenses incurred during 1997 by Oil-Chem and SPR, acquired in April 1996 and November 1996, respectively, and at TMS, and to increases in operating costs associated with the growth and expansion at AMS, BMS and LMSC.

    DEPRECIATION AND AMORTIZATION EXPENSE for 1997 increased by $8.1 million, or 107.2%, over such expense for 1996. This increase was due to property and equipment of TMS placed into service upon hosting of its first racing event in April 1997, to additions to property and equipment at AMS, BMS and LMSC, and from the property and equipment and goodwill and other intangible assets related to the acquisitions of SPR in 1996.

    PREOPERATING EXPENSE OF NEW FACILITY for 1997 of $1.85 million consist of non-recurring and non-event related costs to develop, organize and open TMS.

    OPERATING INCOME for the year ended December 31, 1997 increased by $29.0 million, or 73.8%, over such income for 1996.

This increase was due to the factors discussed above.

    INTEREST INCOME (EXPENSE), NET for 1997 was $5.3 million, compared to interest income, net for 1996 of $1.3 million. This change was due to higher levels of average outstanding borrowings for construction funding during 1997 as compared to 1996. The change also reflects the capitalizing of $5.8 million in interest costs incurred during 1997 on TMS and other construction projects compared to $2.8 million for 1996.

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

SEASONALITY AND QUARTERLY RESULTS

    The Company has derived a substantial portion of its 1998 total revenues from admissions and event-related revenue attributable to 15 major NASCAR-sanctioned races, four IRL races, three NASCAR Craftsman Truck Series and one National Hot Rod Association Nationals racing events. In 1999, the Company currently will host 17 major NASCAR-sanctioned races, five IRL races, four NASCAR Craftsman Truck Series and two major National Hot Rod Association racing events.

    In 1997 and 1998, the Company's second and fourth quarters accounted for 78% and 74%, respectively, of its total annual revenues and 100% and 97%, respectively, of its total annual operating income. The Company sometimes produces minimal operating income or losses during its first and third quarters when it hosts only one major NASCAR race weekend. In 1999, the Company's operating results for the first and thirds quarters will be significantly impacted by the additional scheduled racing events at LVMS. The concentration of racing events in the second quarter and the growth in the Company's operations with attendant increases in overhead expenses will tend to increase operating losses or minimize operating income in future first and third quarters. Also, race dates at the Company's various facilities may be changed from time to time, lessening the comparability of the financial results of quarters between years and increasing or decreasing the seasonal nature of the Company's business.


                                            (IN THOUSANDS, EXCEPT NASCAR-SANCTIONED EVENTS AND PER SHARE AMOUNTS)
                                             1997 (UNAUDITED)                                  1998 (UNAUDITED)
                                   1ST         2ND      3RD         4TH               1ST      2ND        3RD        4TH
                                 QUARTER    QUARTER   QUARTER     QUARTER    TOTAL   QUARTER  QUARTER    QUARTER    QUARTER    TOTAL

Total revenues............       $15,453   $104,141    $26,384    $46,148  $192,126  $17,960  $117,739   $41,748   $52,349  $229,796
Operating income (loss)...        (1,065)    51,155        768     17,525    68,383   (3,147)   60,139     5,852    16,951    79,795
Net income (loss) ........          (263)    29,517       (981)     9,905    38,178   (2,923)   34,614     1,895     8,785    42,371
NASCAR-sanctioned events. .            2          8          2          3        15        1         8         2         4        15
Basic earnings (loss) per share.  ($0.01)     $0.71     ($0.02)     $0.24     $0.92   ($0.07)    $0.83     $0.05     $0.21     $1.02
Diluted earnings (loss) per share.($0.01)     $0.67     ($0.02)     $0.23     $0.89   ($0.07)    $0.79     $0.05     $0.21     $1.00



     Where computations are anti-dilutive, reported basic and diluted per share amounts are the same. As such, individual quarterly per share amounts may not be additive. The Busch Grand National series race at AMS, originally scheduled to be held in March 1998, was rescheduled to November 1998 due to poor weather conditions. Rescheduling did not materially impact revenues and operating expenses as reported for the first and fourth quarters of 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in 1998 for the acquisition of LVMS in December 1998, for improvements and expansion at BMS, LMSC and TMS, and the exercise of the SPR purchase option on February 17, 1998 as further described below. Significant changes in the Company's financial condition and liquidity during 1998 resulted primarily from:
(1) net cash generated by operations amounting to $86.4 million; (2) capital expenditures amounting to $98.6 million; and (3) net borrowings of $235.7 million, including amendment of the Company's bank credit facility to fund the December 1998 acquisition of LVMS costing approximately $215.0 million as further described below.

    AMENDED BANK CREDIT FACILITY AND BRIDGE LOAN. On November 23, 1998, the Company's Credit Facility dated as of August 4,

1997 was amended and restated in connection with the December 1, 1998 acquisition of LVMS. The amended Credit Facility and Bridge Loan (the Bridge
Loan) increased the Company's overall borrowing limit from $175,000,000 to $270,000,000 to fund the LVMS acquisition and maintain a revolving credit facility for working capital needs and general corporate purposes. The Bridge Loan matures on May 18, 1999. At December 31, 1998, the Company had $254,050,000 in outstanding borrowings under the Bridge Loan. Interest, standby letters of credit terms and restrictive and required financial covenants are generally similar to those prior to amendment. The Bridge Loan was obtained from NationsBank N.A., and is an unsecured, senior revolving credit facility and term loan with a $10,000,000 borrowing sub-limit for standby letters of credit. Interest is based, at the Company's option, upon (i) LIBOR plus 1.125% or (ii) the greater of NationsBank's prime rate or the Federal fund rate plus .5%.

    Because the Bridge Loan matures May 18, 1999, replacement debt and equity offering alternatives are being evaluated by the Company. The Company presently intends to refinance its revolving credit facility with a syndicated bank group including NationsBank as an agent and lender. While the Company does not believe that the Bridge Loan's maturity will result in the use of significant working capital, the amount outstanding has been classified as a current liability in the accompanying Consolidated December 31, 1998 Balance Sheet in accordance with generally accepted accounting principles. In conjunction with seeking replacement financing, the Company also intends to retain a revolving credit facility with sufficient overall borrowing limits for working capital needs and general corporate purposes. See Note 5 to the Consolidated Financial Statements for discussion of additional terms and restrictive covenants of the Bridge Loan.

    Management anticipates that cash from operations, and funds available through Bridge Loan replacement debt and equity offering alternatives, including retention of a revolving credit facility, will be sufficient to meet the Company's operating needs through 1999, including planned capital expenditures at its speedway facilities. Based upon anticipated future growth and financing requirements, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.

    EXERCISE OF SPR PURCHASE OPTION. On February 17, 1998, the real estate purchase option on SPR was consummated for $18,100,000 net cash outlay, thereby transferring ownership of the SPR complex to the Company and eliminating its capital lease obligation. The purchase transaction was funded with borrowings from the Company's credit facility.

    ACQUISITION OF LVMS. On December 1, 1998, the Company acquired certain tangible and intangible assets, including the real and personal property and operations of LVMS, an industrial park and certain adjacent unimproved land for approximately $215,000,000, consisting principally of net cash outlay of $210,400,000 and assumed associated deferred revenue. The acquisition was financed through borrowings under the Bridge Loan.

CAPITAL EXPENDITURES

    Significant growth in the Company's revenues depends, in large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

    In 1998, AMS installed lighting for its inaugural IRL night race in August. In 1998, BMS added approximately 19,000 permanent grandstand seats, including 42 new luxury suites, featuring a new stadium-style terrace section and mezzanine level facilities, and made other site improvements. LMSC added approximately 12,000 permanent seats, including 12 new luxury suites, also featuring a stadium- style terrace section and mezzanine level facilities. Also in 1998, LMSC and SPR further expanded their parking areas, and SPR acquired adjoining land to provide an additional entrance, to accommodate the increases in attendance and to ease congestion, and made other site improvements. SPR also was partially reconfigured into a stadium-style road course featuring "The Chute" which provides spectators improved sight lines and expanded viewing areas. In 1998, TMS significantly expanded its parking areas and improved traffic control dramatically reducing travel congestion and added approximately 3,000 permanent seats, among making other site improvements.

    In 1999, AMS plans to continue improving and expanding its on-site roads and available parking, as well as reconfiguring traffic patterns and entrances, to ease congestion and improve traffic flow. BMS is reconstructing and expanding its dragstrip with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Construction of the Bristol Dragway is expected to be completed in 1999. LMSC plans to add approximately 10,000 permanent seats, further expand concessions, restroom and other fan amenities facilities, and make other site improvements. In 1999, LVMS plans to add approximately 15,000 permanent seats, expand concessions, restroom and other fan amenities facilities, and make other site improvements. SPR plans to further expand and improve seating and viewing areas to increase spectator comfort and enjoyment. Also in 1999, pending governmental approvals, the Company expects to begin major renovations at SPR, including its on-going reconfiguration into a "stadium-style" road racing course, the addition of approximately 45,000 permanent seats, and improving and expanding concessions, restroom and other fan amenities facilities. Construction of the Texas Motor Speedway Club and corporate offices was substantially completed with their opening in March 1999. In 1999, after adding approximately 25,000 permanent seats, exclusive of SPR, the Company's total permanent seating capacity will exceed 690,000 and the total number of luxury suites will be approximately 659.

    The estimated aggregate cost of capital expenditures in 1999 will approximate $60 million. Numerous factors, many of which are beyond the Company's control, may influence the ultimate costs and timing of various capital improvements at the Company's facilities, including undetected soil or land conditions, additional land acquisition costs, increases in the cost of construction materials and labor, unforeseen changes in the design, litigation, accidents or natural disasters affecting the construction site and national or regional economic changes. In addition, the actual cost could vary materially from the Company's estimates if the Company's assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost.

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

DIVIDENDS

    The Company does not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of dividends on the Common Stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such factors as permissibility under the Bridge Loan, the Senior Subordinated Notes and as the Board of Directors, in its sole discretion, may consider relevant. The Bridge Loan and Senior Subordinated Notes preclude the payment of any dividends.

IMPACT OF NEW ACCOUNTING STANDARDS

    The Company adopted SFAS No. 130 "Reporting Comprehensive Income" in 1998. SFAS No. 130 specifies that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Because the Company does not have material items of other comprehensive income, adoption did not result in presentation or financial statements significantly different from that under previous accounting standards.

    The Company also adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 establishes standards for reporting selected information about operating segments determined using quantitative thresholds and a "management approach", which reflects how the chief operating decision maker evaluates segment performance and allocates resources. The combined operations of the Company's speedways comprise one operating segment, and encompasses all admissions and event related revenues and associated expenses. Other Company operations presently are not considered significant relative to those of the speedways. As such, adoption had no effect on the Company's financial statements or disclosures.

AUTOMATED SYSTEMS AND THE YEAR 2000

    The ability of automated systems to recognize the date change from December 31, 1999 to January 1, 2000 is commonly referred to as the Year 2000 matter. The Company has assessed the potential impact of the Year 2000 matter on its operations based on current and foreseeable computer and other automated system applications, including those of its significant third party vendors, suppliers and customers. The nature of the Company's business does not require significant reliance on automated systems applications except for its ticketing systems, which presently are believed to be compliant. For critical systems, contingency plans may include utilizing alternative processing methods and manual processes, among others. Should Year 2000 problems arise, management believes interruption to Company operations would be limited principally to delays in capital projects during the first two months of 2000. Also, management is not aware of any significant potential Year 2000 problems or risks involving third parties based on the nature of the Company's relationships with third parties such as NASCAR and other sanctioning bodies, network and cable television companies, major sponsors, and financial services companies. Management believes that any potential adverse consequences or risk of financial loss from Year 2000 issues are substantially mitigated as the Company's first significant racing event, as presently scheduled, does not occur until March 2000. Although Year 2000 problems could cause temporary minor inconveniences, the Company and third parties likely would have over two months to resolve any significant Year 2000 matters that might arise. While no assurances can be given, the Company's assessment has determined that the potential consequences of Year 2000 problems, if any, would not materially adversely impact its business, or cause the Company to incur potential liabilities to third parties if its systems were not Year 2000 compliant. The costs associated with modifying its computer software and other automated systems for Year 2000 matters has not been, and is not expected to be, significant. The aggregate incremental costs associated with the Company's Year 2000 compliance are expected to be less than $100,000. In addition, management is not aware of any Year 2000 issues which would materially adversely affect the Company's financial condition, liquidity or future results of operations.

ENVIRONMENTAL MATTERS

    The Company's property at LMSC includes areas that were used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMSC property ceased in 1992. There are two landfills currently operating at LMSC, however, that are permitted to receive inert debris and waste from land clearing activities ("LCID" landfills). Two other LCID landfills on the LMSC property were closed in 1994. LMSC intends to allow similar LCID landfills to be operated on the LMSC property in the future. LMSC also leases certain LMSC property to a BFI subsidiary for use as C&D landfill, which can receive solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but cannot receive inert debris, land-clearing debris or yard debris. In addition, the BFI subsidiary owns and operates an active solid waste landfill adjacent to LMSC. Management believes that the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property. Management also believes that the Company's operations, including the landfills and facilities on its property, are in substantial compliance with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situations related to landfill operations which it expects would materially adversely affect the Company's financial position or future results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISK. The Company's financial instruments with market risk exposure consist only of bank revolving credit facility and bridge loan borrowings which are sensitive to changes in interest rates. The weighted-average interest rate on borrowings under the credit facility and bridge loan in 1998 was 6.4% and the total outstanding balance was $254,050,000 as of December 31, 1998. A change in interest rates of one percent on this balance would cause a change in interest expense of approximately $2.5 million. The Company's senior subordinated notes payable and convertible subordinated debentures are fixed interest rate debt obligations. See Note 5 to the Consolidated Financial Statements for information on the terms and conditions, including redemption and conversion features, of the Company's debt obligations. The carrying values of short and long-term debt approximate their fair value as of December 31, 1998. The table below presents the principle balances outstanding, maturity dates, and interest rates as of December 31, 1998 (dollars in thousands):



                                                                 Principle     Maturity
                                                   Interest       Balance       Date
                                                   ---------------------------------------
Revolving credit facility and bridge loan          Variable       $254,050     May 1999
Senior subordinated notes                          Fixed - 8.5%    124,674     August 2007
Convertible subordinated debentures                Fixed - 5.75%    74,000     September 2003



    EQUITY PRICE RISK. The Company has marketable equity securities, all classified as "available for sale", with an aggregate cost of $2,119,000 and fair market value of $1,439,000 as of December 31, 1998 and such investments are subject to price risk. The Company attempts to minimize price risk generally through portfolio diversification.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements which appears on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors of SMI are elected at the Annual Meetings of stockholders of SMI to serve staggered terms of three years and until their successors are elected and qualified. The Board of Directors currently consists of six directors. The terms of Messrs. Brooks and Gambill expire at the 1999 Annual Meeting; the terms of Messrs. Wheeler and Clark expire at the 2000 Annual Meeting; and the terms of Messrs. Smith and Benton expire at the 2001 Annual Meeting. Messrs. Brooks and Gambill are standing for reelection at the 1999 Annual Meeting. Officers are elected by the Board of Directors to hold office until the first meeting of the Board of Directors following the next Annual Meeting of stockholders and until their successors are elected and qualified. The directors and executive officers of the Company are as follows:



NAME                                 AGE       PRINCIPAL POSITION(S) WITH THE COMPANY
----                                 ---       --------- ----------- ---- --- -------
O. Bruton Smith..............         72       Chief Executive Officer and Chairman
H.A. "Humpy" Wheeler.........         60       President, Chief Operating Officer and
                                               Director of SMI; President and General Manager
                                                    of LMSC
William R. Brooks............         49       Vice President, Treasurer, Chief Financial
                                                    Officer and Director
Edwin R. Clark...............         44       Executive Vice President and Director of SMI;
                                                    President and General Manager of AMS
William P. Benton............         75       Director
Mark M. Gambill..............         48       Director




    The name, age, present principal occupation or employment and the material occupations, positions, offices or employments for the past five years of each SMI director and director-nominee are set forth below.

    O. BRUTON SMITH, 72, has been Chief Executive Officer and a director of Charlotte Motor Speedway, Inc. ("LMSC"), a wholly-owned subsidiary of SMI, since 1975. He was a founder of LMSC in 1959 and was an executive officer and director of LMSC until 1961, when it entered reorganization proceedings under the bankruptcy laws. Mr. Smith became Chairman and Chief Executive Officer, President and a director of AMS upon acquiring it in 1990. He became Chief Executive Officer of SMI upon its organization in December 1994 and became the Chairman and CEO of BMS upon its acquisition in January 1996, SPR upon its acquisition in November 1996, and TMS in 1995. Mr. Smith became the President of LVMS upon its acquisition on December 1, 1998. Mr. Smith also is the Chairman, Chief Executive Officer, a director and controlling stockholder of Sonic Automotive, Inc. ("SAI"), (NYSE: symbol SAH), and serves as the president and a director of each of SAI's operating subsidiaries. SAI is believed to be one of the ten largest automobile retail dealership groups in the United States and is engaged in the acquisition and operation of automobile dealerships principally in the southeastern United States. Mr. Smith has entered into an employment agreement with SAI pursuant to which he has agreed to devote 50% of his business time to the affairs of SAI. Mr. Smith also owns and operates Sonic Financial Corporation ("Sonic Financial"), among other private businesses.

    H.A. "HUMPY" WHEELER, 60, was hired by LMSC in 1975 and has been a director and General Manager of LMSC since 1976. Mr. Wheeler was named President of LMSC in 1980 and became a director of AMS upon its acquisition in 1990. He became President, Chief Operating Officer and a director of SMI upon its organization in December 1994. Mr. Wheeler has been a Vice President and a director of BMS and SPR since their acquisition in 1996, and of TMS since its formation in 1995. Mr. Wheeler also became Vice President of LVMS upon its acquisition on December 1, 1998.

    WILLIAM R. BROOKS, 49, joined Sonic Financial from PricewaterhouseCoopers in 1983. Mr. Brooks has been Vice President of LMSC for more than five years and has been Vice President and a director of AMS, BMS and SPR since their acquisition, and TMS since its formation. Mr. Brooks became Vice President of LVMS upon its acquisition on December 1, 1998. Mr. Brooks has been Vice President, Treasurer, Chief Financial Officer and a director of SMI since its organization in December 1994 and has been the President and a director of Speedway Funding Corp., the Company's financing subsidiary, since 1995. Mr. Brooks has also served as a director of SAI since its formation in 1997 and served as its Chief Financial Officer from February to April 1997.

    EDWIN R. CLARK, 44, became Vice President and General Manager of AMS in 1992 and was promoted to President and General Manager of AMS in 1995. Prior to that appointment, he had been LMSC' Vice President of Events since 1981. Mr. Clark became Executive Vice President of SMI upon its organization in December 1994 and became a director of SMI in 1995.

    WILLIAM P. BENTON, 75, became a director of SMI in 1995. Since January 1997, Mr. Benton has been the Executive Director of Ogilvy & Mather, a world-wide advertising agency. He is also a consultant to the Chairman and Chief Executive Officers of TI Group and Allied Holdings, Inc. Prior to his appointment at Ogilvy & Mather, Mr. Benton served as Vice Chairman of Wells, Rich, Greene/BDDP Inc., an advertising agency with offices in New York and Detroit. Mr. Benton retired from Ford Motor Company as its Vice President of Marketing Worldwide in 1984 after a 37-year career with that company. In addition, Mr. Benton serves as a director of SAI.

    MARK M. GAMBILL, 48, became a director of SMI in 1995. Mr. Gambill has been employed continuously since 1972 by First Union Capital Markets and its predecessor entities. First Union Capital Markets is an investment banking firm headquartered in Richmond, Virginia, and is a wholly-owned subsidiary of First Union Corporation. In 1996, he was named President of First Union Capital Markets. Previously, Mr. Gambill acted as head of the Capital Markets division, including Corporate and Public Finance, Taxable Fixed Income, Municipal Sales and Trading, Equity Sales, Trading and Research. Mr. Gambill has served on the Board of Directors of First Union Capital Markets since 1983.

COMMITTEES OF THE BOARD OF DIRECTORS

    There are two standing committees of the Board of Directors of SMI, the Audit Committee and the Compensation Committee. The Audit Committee currently consists of Messrs. Benton and Gambill. The Compensation Committee is comprised of Messrs. Benton, Gambill and Smith. Set forth below is a summary of the principal functions of each committee and the number of meetings held during 1998.

    AUDIT COMMITTEE. The Audit Committee, which held two meetings in 1998, recommends the appointment of the Company's independent auditors, determines the scope of the annual audit to be made, reviews the conclusions of the auditors and reports the findings and recommendations thereof to the Board of Directors, reviews with the Company's auditors the adequacy of the Company's system of internal control and procedures and the role of management in connection therewith, reviews transactions between the Company and its officers, directors and principal stockholders, and performs such other functions and exercises such other powers as the Board of Directors from time to time may determine.

    COMPENSATION COMMITTEE. The Compensation Committee, which held four meetings in 1998, administers compensation and employee benefit plans, annually reviews and determines executive officer compensation, including annual salaries, bonus performance goals, bonus plan allocations, stock option grants and other benefits, direct and indirect, of all executive officers and other senior officers. The Compensation Committee administers the SMI 1994 Stock Option Plan and the Employee Stock Purchase Plan, and periodically reviews the Company's executive compensation programs and takes action to modify programs that yield payments or benefits not closely related to Company or executive performance. The policy of the Compensation Committee's program for executive officers is to link pay to business strategy and performance in a manner which is effective in attracting, retaining and rewarding key executives while also providing performance incentives and awarding equity-based compensation to align the long-term interests of executive officers with those of Company stockholders. The Compensation Committee's objective is to offer salaries and incentive performance pay opportunities that are competitive in the marketplace.

    The Company currently has no standing nominating committee.

    During 1998, there were four meetings of the Board of Directors of SMI, with each director attending at least seventy-five percent of the meetings (and, as applicable, committees thereof).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

    To the Company's knowledge, based solely on review of reports furnished to it, all Section 16 (a) filing requirements applicable to its executive officers, directors and more than 10% beneficial owners were complied with, except that Messrs. Benton and Gambill each inadvertently filed late a report on Form 5 showing the 1998 issuance of options to acquire 20,000 shares each of Common Stock pursuant to the Formula Stock Option Plan.

ITEM 11. EXECUTIVE COMPENSATION

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

1998 OFFICER COMPENSATION PROGRAM

    The 1998 executive officer compensation program of the Company had three primary components: (i) base salary, (ii) short-term incentives under the Company's executive bonus plan, and (iii) long-term incentives which consisted solely of stock option grants made under the 1994 Stock Option Plan (for officers other than the Chief Executive Officer). Executive officers (including the Chief Executive Officer) were also eligible in 1998 to participate in various benefits plans similar to those provided to other employees. Such benefits plans are intended to provide a safety net of coverage against various events, such as death, disability and retirement.

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

    The Company's executive bonus plan established a potential bonus pool for the payment of year-end bonuses to Company officers and other key personnel based on 1998 performance and operating results. Under this plan, aggressive revenue and profit target levels were established by the Compensation Committee as incentives for superior individual, group and Company performance. Each executive officer was eligible to receive a discretionary bonus based upon individually established subjective performance goals. The Compensation Committee approved cash incentive bonuses in amounts ranging from 0.43% to 1.37% of the Company's 1998 operating income.

    Awards of stock options under SMI's 1994 Stock Option Plan are based on a number of factors in the discretion of the Compensation Committee, including various subjective factors primarily relating to the responsibilities of the individual officers for and contribution to the Company's operating results (in relation to the Company's other optionees), their expected future contributions and the levels of stock options currently held by the executive officers individually and in the aggregate. Stock option awards to executive officers have been at then-current market prices in order to align a portion of an executive's net worth with the returns to the Company's stockholders. For details concerning the grant of options to the executive officers named in the Summary Compensation Table below, see "Fiscal Year-End Option Values."

    As noted above, the Company's compensation policy is primarily based upon the practice of pay-for-performance. Section 162(m) of the Internal Revenue Code imposes a limitation on the deductibility of nonperformance-based compensation in excess of $1 million paid to named executive officers. The 1994 Stock Option Plan was created with the intention that all compensation attributable to stock option exercises should qualify as deductible performance-based compensation. The Compensation Committee currently believes that, generally, the Company should be able to continue to manage its executive compensation program to preserve federal income tax deductions.

CHIEF EXECUTIVE OFFICER COMPENSATION

    The Compensation Committee's members other than Mr. Smith annually review and approve the compensation of Mr. Smith, the Company's Chief Executive Officer. Mr. Smith also participates in the executive bonus plan, with his bonus tied to corporate revenue and profit goals. His maximum possible bonus is 2.5% of the Company's 1998 operating income. The Compensation Committee believes that Mr. Smith is paid a reasonable salary. Mr. Smith is the only employee of the Company not eligible for stock options. Since he is a significant stockholder, his rewards as Chief Executive Officer reflect increases in value enjoyed by all other stockholders.

COMPENSATION COMMITTEE

    William P. Benton,  Chairman
    Mark M. Gambill
    O. Bruton Smith

COMPENSATION OF OFFICERS

    The following table sets forth compensation paid by or on behalf of the Company to its Chief Executive Officer and other executive officers for services rendered during fiscal years ended December 31, 1998, 1997 and 1996:



                                         SUMMARY COMPENSATION TABLE
                                                                             LONG-TERM
                                                                            COMPENSATION
                                                                              AWARDS
                                                                             NUMBER OF
                                                ANNUAL COMPENSATION (1)       SHARES
          NAME AND PRINCIPAL                                  OTHER ANNUAL   UNDERLYING    ALL OTHER





              POSITION                     YEAR   SALARY  BONUS (2) COMPENSATION  OPTIONS (3)  COMPENSATION (4)
              --------                     ----   ------  ----- --- ------------  ------- ---  ------------ ---
O. Bruton Smith                           1998  $350,000  $1,092,000    $103,256(5)      --            -0-
  Chairman and Chief                      1997   350,000   1,039,000     108,313(5)      --            -0-
  Executive Officer of SMI                1996   350,000     975,000      99,288(5)      --            -0-
H.A. "Humpy" Wheeler                      1998   250,000     764,000            (6)      --            $2,600
  President and Chief                     1997   250,000     727,000            (6)      --             2,600
  Operating Officer of SMI;               1996   250,000     685,000            (6)      --             2,500
  President and General
  Manager of LMSC
William R. Brooks                         1998   175,000     340,000            (6)      --             2,600
  Vice President, Treasurer               1997   175,000     294,000            (6)      --             2,600
  and Chief Financial Officer of SMI      1996   175,000     273,000            (6)   100,000           2,500
Edwin R. Clark                            1998   102,500     150,000            (6)      --             2,600
  Executive Vice President                1997   102,500     309,600            (6)      --             2,600
  of SMI; President and                   1996   102,500     205,600            (6)      --             2,500
  General Manager of AMS



(1) Does not include the dollar value of perquisites and other personal benefits.
(2) The amounts shown are cash bonuses earned in the specified year and paid in the first quarter of the following year. (3) The 1994 Stock Option Plan was adopted in December 1994. The number of shares underlying options is, in the case of each executive officer, the sum of shares available upon exercise of incentive stock options and non-statutory stock options, giving effect to the Stock Split. No options were granted to executive officers in 1998 or 1997.
(4) Includes Company match to 401(k) plan.
(5) Amount represents share of split-dollar insurance premium treated as compensation to Mr. Smith. See "Smith Life Insurance Arrangements." Mr. Smith also received certain perquisites and other personal benefits totaling not more than $50,000.
(6) The aggregate amount of perquisites and other personal benefits received did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

FISCAL YEAR-END OPTION VALUES

    The following table sets forth information concerning outstanding options to purchase Common Stock held by executive officers at December 31, 1998.

             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                      SHARES ACQUIRED ON     VALUE REALIZED ON
                                       OPTIONS EXERCISED     OPTIONS EXERCISED
NAME                                        IN 1998               IN 1998
----                                        -- ----             -- ----
H.A. "Humpy" Wheeler.................        4,196              $95,000
William R. Brooks....................          --                  --
Edwin R. Clark.......................          --                  --



                                          NUMBER OF SECURITIES
                                      UNDERLYING UNEXERCISED OPTIONS        VALUE OF UNEXERCISED
                                         AT FISCAL YEAR-END (#)            IN-THE-MONEY OPTIONS AT
                                         -- ------ -------- ---            FISCAL YEAR-END ($)(1)
NAME                                    EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
----                                   -------------------------         -------------------------
H.A. "Humpy" Wheeler.................           581,174/0                       $13,931,000/0
William R. Brooks....................           240,000/0                         3,700,000/0
Edwin R. Clark.......................            80,000/0                         1,770,000/0



(1) Year-end value is based on the December 31, 1998 closing sales price for the Company's Common Stock of $28.50 per share, less the applicable aggregate option exercise price(s) of in-the-money options, multiplied by the number of unexercised in-the-money options which are exercisable and unexercisable, respectively.

STOCK OPTION PLANS

    The Company currently has in place two stock options plans with respect to the Common Stock: (i) its 1994 Stock Option Plan (the "1994 Stock Option Plan"), and (ii) its Formula Stock Option Plan (the "Formula Option Plan"). The 1994 Stock Option Plan provides for the granting of options for up to an aggregate of 3,000,000 shares of Common Stock. Options indicated above as held by executive officers at December 31, 1998 were granted pursuant to the 1994 Stock Option Plan. The Formula Option Plan was adopted by the Board of Directors as of January 1, 1996, for the benefit of the Company's outside directors, which was approved by SMI's stockholders at their 1996 annual meeting. It provides for the issuance of up to 800,000 shares of Common Stock. The Company granted options to purchase 20,000 shares in each of 1996 through 1998, to each of Messrs. Benton and Gambill under the Formula Option Plan. Effective January 4, 1999, the Company granted options to purchase an additional 20,000 shares, to each of Messrs. Benton and Gambill under the Formula Option Plan. Effective January 1, 1997, the Company's Board of Directors and stockholders adopted the SMI Employee Stock Purchase Plan. The SMI Employee Stock Purchase Plan was adopted to provide employees the opportunity to acquire stock ownership. An aggregate total of 400,000 shares of common stock have been reserved for purchase under the plan. See Note 11 to the Consolidated Financial Statements for additional information on stock options and the stock plans.

SMITH LIFE INSURANCE ARRANGEMENTS

    In 1995, the Compensation Committee (excluding Mr. Smith) approved the establishment of a "split-dollar" life insurance plan for the benefit of Mr. Smith. Pursuant to such plan, the Company entered into split-dollar insurance agreements whereby split- dollar life insurance policies in the total face amount of $17,167,000 (individually, a "Policy" or together the "Policies") would be purchased and held in trust for the benefit of Mr. Smith's lineal descendants. The Company has agreed to pay the annual (or shorter period) premium payments on the Policies.

    Upon payment of the death benefit or upon the surrender of a Policy for its cash value, the Company will receive an amount equal to the Company's Split-Dollar Interest. The Company's Split-Dollar Interest equals, in the case of the payment of the death benefit, the cumulative payments made by the Company towards the premiums under a Policy less any portion of such payments charged as compensation to Mr. Smith (the "Reimbursable Payment"). The Company's Split-Dollar Interest equals, in the case of surrender of a Policy for its cash value, the lesser of (i) the net cash value of such Policy and (ii) the Reimbursable Payment.

    In the event a Policy is surrendered or terminated prior to his death, Mr. Smith has agreed to reimburse the Company for the positive amount, if any, by which the Reimbursable Payment exceeds the net cash value of such Policy. Mr. Smith's promise is evidenced by a promissory note in favor of the Company, which note includes a limited guaranty by Sonic Financial whereby it will permit amounts owed by Mr. Smith to the Company to be offset by amounts owed to Sonic Financial by AMS.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Benton, Gambill and Smith served on the Company's Compensation Committee during 1998. Mr. Smith serves as the Chief Executive Officer of the Company. Mark M. Gambill is the President of First Union Capital Markets, the investment banking firm which acted as a lead underwriter in the Company's initial public offering in February 1995, the Company's additional equity offering in March 1996, and the Company's offering of 5 3/4% convertible subordinated debentures in October 1996, and co-managed the Company's offering of 8 1/2% senior subordinated notes in August 1997.

    The Company pays the annual (or shorter period) premiums on split-dollar life insurance policies for the benefit of Mr. Smith. See "Smith Life Insurance Arrangements."

    Mr. Smith is the only officer of SMI to have served on the compensation committee of another entity during 1998. He served as a member of the Board of Directors and the Compensation Committee for SAI during 1998. Mr. Smith received aggregate salary and other annual compensation of $737,500 from SAI during 1998.

DIRECTOR COMPENSATION

    Members of the Board of Directors who are not employees of the Company each received in 1998 an option to purchase 20,000 shares of the Company's common stock at $24.8125 for services as directors. The Company also reimburses all directors for their expenses incurred in connection with their activities as directors of SMI. Directors who are also employees receive no additional compensation for serving on the Board of Directors. For additional information concerning the Formula Option Plan for SMI's outside directors, see the Company's December 31, 1998 Audited Consolidated Financial Statements.

STOCKHOLDER RETURN PERFORMANCE GRAPH

    Set forth below is a line graph comparing the cumulative stockholder return on the Company's Common Stock against the cumulative total return of each of the Standard & Poor's 500 Stock Index, the Russell 2000 Stock Index, and a Peer Group Index for the period commencing February 24, 1995 and ending December 31, 1998. The Russell 2000 Index was included in 1998 because management believes, as a small-cap index, it more closely represents companies with market capitalization similar to the Company's than the Standard & Poor's Stock 500 Index. The companies used in the Peer Group Index in 1995 consist of Churchill Downs

Incorporated, International Speedway Corporation, and Walt Disney Co.; in 1996 also include Penske Motorsports and Dover International Raceway; in 1997 also include Grand Prix of Long Beach; and in 1998 also include Action Performance, which are all publicly traded companies known by the Company to be involved in the amusement, sports and recreation industries. Churchill Downs Incorporated, Gaylord Entertainment Company, Hollywood Park, Inc., International Family Entertainment, which is no longer a publicly traded company, and Grand Prix of Long Beach, which was acquired by Dover International Raceway, are no longer included in the Peer Group Index. The graph assumes that $100 was invested on February 24, 1995 in each of the Company's Common Stock, the Standard & Poor's 500 Stock Index, the Russell 2000 Stock Index, and the Peer Group Index companies, and that all dividends were reinvested.

Graph appears below:

         Speedway Motorsports Inc.   New Peer Group    S&P 500 Composite Index    Old Peer Group   Russell 2000 Index

24-Feb-95     $100                      $100                 $100                      $100            $100
30-Jun-95     $115                      $111                 $115                      $105            $115
31-Dec-95     $159                      $124                 $129                      $112            $111
30-Jun-96     $272                      $120                 $142                      $120            $119
31-Dec-96     $223                      $133                 $159                      $132            $132
30-Jun-97     $230                      $154                 $192                      $155            $152
31-Dec-97     $263                      $198                 $212                      $188            $171
30-Jun-98     $271                      $202                 $248                      $200            $179
31-Dec-98     $302                      $176                 $268                      $174            $165


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding ownership of SMI's Common Stock as of March 8, 1999, by (i) each person or entity known to SMI and its subsidiaries who beneficially owns five percent or more of the Common Stock, (ii) each director and nominee to the Board of Directors of SMI,
(iii) each executive officer of SMI (including the Chief Executive Officer), and
(iv) all directors and executive officers of SMI as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by him or it as set forth opposite his or its name.

                                                                               AMOUNT & NATURE OF
BENEFICIAL OWNER                                                         BENEFICIAL OWNERSHIP  PERCENT
---------- -----                                                         ---------- ---------  -------
O. Bruton Smith (1)(2)................................................        29,000,000        67.3%
Sonic Financial Corporation (2).......................................        23,700,000        55.0
H.A. "Humpy" Wheeler (3)(8)...........................................          591,600          1.4
William R. Brooks (4)(8)..............................................          241,000            *
Edwin R. Clark (5)(8).................................................           85,300            *
William P. Benton (6)(8)..............................................           60,000            *
Mark M. Gambill (7)(8)................................................           84,200            *
All directors and executive officers as a group (six persons) (1).....        30,062,100        69.7
----------
* Less than one percent




(1) The shares of Common Stock shown as owned by such person or group include, without limitation, all of the shares shown as owned by Sonic Financial elsewhere in the table. Mr. Smith owns the substantial majority of the common stock of Sonic Financial.
(2) The address of such person is P.O. Box 18747, Charlotte, North Carolina
    28218.
(3) All the shares shown as owned by Mr. Wheeler, other than 10,400 shares owned by him directly, underlie options granted by the Company.
(4) All the shares shown as owned by Mr. Brooks, other than 1,000 shares owned by him directly, underlie options granted by the Company.
(5) All the shares shown as owned by Mr. Clark, other than 5,300 shares owned by him directly, underlie options granted by the Company.
(6) All the shares shown as owned by Mr. Benton underlie options granted by the Company.
(7) All the shares shown as owned by Mr. Gambill, other than 4,200 shares owned by him directly, underlie options granted by the Company.
(8) All such options are currently exercisable. For additional information concerning options granted to executive officers, see "Item 11 -- Executive Compensation."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    LMSC holds a note from a partnership in which the Company's Chief Executive Officer is a partner. The outstanding balance due thereunder was $798,000 at December 31, 1998, including accrued interest. The note due from such partnership is collateralized by certain land owned by the partnership and is payable on demand. The note bears interest at 1% over prime.

    Sonic Financial, an affiliate of the Company through common ownership, has made several loans and cash advances to AMS prior to 1996. Such loans and advances stood at approximately $2.6 million at December 31, 1998. Of such amount, approximately $1.8 million bears interest at 3.83% per annum. The remainder of the amount bears interest at 1% over prime.

    From time to time during 1998, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial. At December 31, 1998, the Company had a net receivable from Sonic Financial of approximately $1,040,000.

    Prior to the completion of SMI's initial public offering, LMSC joined with Sonic Financial in filing consolidated federal income tax returns for several years. It did so for the period of 1995 ending with the restructuring consummated prior to the completion of the initial public offering. Under applicable federal tax law, each corporation included in Sonic Financial's consolidated return is jointly and severally liable for any resultant tax. Under a tax allocation agreement dated January 27, 1995, however, LMSC agreed to pay Sonic Financial, in the event that additional federal income tax is determined to be due, an amount equal to LMSC' separate federal income tax liability computed for all periods in which LMSC and Sonic Financial have been members of Sonic Financial's consolidated group. Also pursuant to such agreement, Sonic Financial agreed to indemnify LMSC for any additional amount determined to be due from Sonic Financial's consolidated group in excess of the federal income tax liability of LMSC for such periods. The tax allocation agreement establishes procedures with respect to tax adjustments, tax claims, tax refunds, tax credits and other tax attributes relating to periods ending prior to the time that LMSC left Sonic Financial's consolidated group. Pursuant to such agreement, amounts payable by LMSC for tax adjustments, if any, shall in no event exceed the sum of $1.8 million plus the amount of any tax adjustments for which LMSC may receive future tax benefits.

    At December 31, 1998, the Company had a note receivable from the Company's Chairman and Chief Executive Officer for approximately $842,000, including accrued interest. The principal balance of the note represents premiums paid by the Company under the split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value, see "Smith Life Insurance Arrangements." The note bears interest at 1% over prime.

    At December 31, 1998, the Company owed $1,542,000 to a former shareholder of LVMS who is now a LVMS officer and employee. The amount is due in equal monthly payments through December 2003 at 6.4% imputed interest.

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

(a) (1) Financial Statements:

    See the Index to Financial Statements which appears on page F-1 hereof.

    (2) Financial Statement Schedules:

     None.

    (3) Exhibits:

    Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain exhibits, indicated by an asterisk, are hereby incorporated by reference to other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part hereof as of their respective dates.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER

                                   DESCRIPTION

*3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-87740) of the Company (the "Form S-1")).

*3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form
     S-1).

*3.3 Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3 (File No. 333-13431) of the Company (the "November 1996 Form S-3")).

*3.4 Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (File No. 333-35091) of the Company (the "September 1997 Form S-4")).

*4.1 Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the
     Form S-1).

*4.2 Indenture dated as of September 1, 1996 between the Company and First Union
     National Bank of North Carolina, as Trustee (the "First Union Indenture") (incorporated by reference to Exhibit 4.1 to the November 1996 Form S-3).

*4.3 Form of 5 3/4% Convertible Subordinated Debenture due 2003 (included in the
     First Union Indenture).

*4.4 Indenture dated as of August 4, 1997 between the Company and First Trust
     National Association, as Trustee (the "First Trust Indenture") (incorporated by reference to Exhibit 4.1 to the September 1997 Form S-4).

*4.5 Form of 8 1/2% Senior Subordinated Notes Due 2007 (included in the First
     Trust Indenture).

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

*10.19 Purchase Contract dated December 18, 1996 between Texas Motor Speedway,
       Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996 (the "1996
       Form 10-K").

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

*10.22 Credit Agreement dated as of March 7, 1996 among the Company and Speedway
       Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-3 (File No. 333-1856) of the Company (the "March 1996 Form S-3").

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


*10.28 Registration Rights Agreement dated as of August 4, 1997 among the
       Company, NationsBanc Capital Markets, Inc., Wheat, First Securities, Inc. and J.C. Bradford & Co. (incorporated by reference to Exhibit 4.3 to the September 1997 Form S-4).


*10.29 Purchase Agreement dated as of August 4, 1997 among the Company,
       NationsBanc Capital Markets, Inc., Wheat, First Securities, Inc. and J.C. Bradford & Co. (incorporated by reference to Exhibit 10.35 to the September 1997 Form S-4).

*10.30 Asset Purchase Agreement and Escrow Instructions dated November 17, 1998 between Speedway Motorsports, Inc., as buyer, and Las Vegas Motor Speedway, Inc., as seller (incorporated by reference to Exhibit 99.1 to the Company's current Report on Form 8-K filed as of December 15, 1998 ("the LVMS Form 8-K").

*10.31 First Amendment to Amended and Restated Credit Agreement dated as of
       November 18, 1998 among

                      Speedway Motorsports, Inc. and Speedway Funding Corp., as borrowers, certain subsidiaries of Speedwa y Motorsports, Inc., as guarantors, and NationsBank, N.A., as the lender (incorporated by reference to Exhibit 99.2 to the LVMS Form 8-K).

             *10.32 Second Amended and Restated Credit Agreement dated as of November 23, 1998 among Speedway Motorsports, Inc. and Speedway Funding Corp., as borrowers, certain subsidiaries of Speedway Motorsp orts, Inc., as guarantors, and NationsBank, N.A., as agent for the lenders and a lender (incorporated by reference to Exhibit 99.3 to the LVMS Form 8-K).

              21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1998 Form 10-K).

              23.0 Independent Auditors' Consent for Registration Statements No. 33-99942, No. 333-17687, and No. 333-49027 of Speedway
                      Motorsports, Inc. on Forms S-8.

              27.0    Financial Data Schedule for the Year Ended December 31,
                      1998.

-----------
* Previously filed.


(b) Reports on Form 8-K

    The Company filed the LVMS Form 8-K dated December 15, 1998 relating to the business acquisition of Las Vegas Motor Speedway, Inc. by Speedway Motorsports, Inc. The Company filed a report on Form 8-K/A dated February 12, 1999 containing the required audited financial statements and unaudited pro forma financial information referenced previously in the LVMS Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, State of North Carolina, on the 26th day of March, 1999.


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



SIGNATURE                                                 TITLE                               DATES

/s/ O. BRUTON SMITH                          Chief Executive Officer (principal executive     March 26, 1999
      O. Bruton Smith                         officer) and Chairman

/s/ H.A. "HUMPY" WHEELER                     President, Chief Operating Officer               March 26, 1999
      H.A. "Humpy" Wheeler                   and Director

/s/ WILLIAM R. BROOKS                        Vice President, Treasurer, Chief Financial       March 26, 1999
      William R. Brooks                      Officer (principal financial officer and
                                             accounting officer) and Director

/s/ EDWIN R. CLARK                           Executive Vice President and Director            March 26, 1999
      Edwin R. Clark

/s/ WILLIAM P. BENTON                        Director                                         March 26, 1999
      William P. Benton

/s/ MARK M. GAMBILL                          Director                                         March 26, 1999
      Mark M. Gambill


                                  EXHIBIT INDEX

EXHIBIT
NUMBER

                                   DESCRIPTION

*3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 33-87740) of the Company (the "Form S-1")).

*3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form
     S-1).

*3.3 Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3 (File No. 333-13431) of the Company (the "November 1996 Form S-3")).

*3.4 Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (File No. 333-35091) of the Company (the "September 1997 Form S-4")).

*4.1 Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the
     Form S-1).

*4.2 Indenture dated as of September 1, 1996 between the Company and First Union
     National Bank of North Carolina, as Trustee (the "First Union Indenture") (incorporated by reference to Exhibit 4.1 to the November 1996 Form S-3).

*4.3 Form of 5 3/4% Convertible Subordinated Debenture due 2003 (included in the
     First Union Indenture).

*4.4 Indenture dated as of August 4, 1997 between the Company and First Trust
     National Association, as Trustee (the "First Trust Indenture") (incorporated by reference to Exhibit 4.1 to the September 1997 Form S-4).

*4.5 Form of 8 1/2% Senior Subordinated Notes Due 2007 (included in the First
     Trust Indenture).

*10.1 Letter of Credit issued by NationsBank of North Carolina, N.A. in favor of Charlotte Motor Speedway, Inc. for the benefit of the North Carolina Department of Transportation for $1,902,600, dated March 14, 1994 incorporated by reference to Exhibit 10.9 to the Form S-1).

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

*10.19 Purchase Contract dated December 18, 1996 between Texas Motor Speedway,
       Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K of the Company for the year ended December 31, 1996 (the "1996 Form 10-K").

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

*10.28 Registration Rights Agreement dated as of August 4, 1997 among the
       Company, NationsBanc Capital Markets, Inc., Wheat, First Securities, Inc. and J.C. Bradford & Co. (incorporated by reference to Exhibit 4.3 to the September 1997 Form S-4).


*10.29 Purchase Agreement dated as of August 4, 1997 among the Company,
       NationsBanc Capital Markets, Inc., Wheat, First Securities, Inc. and J.C. Bradford & Co. (incorporated by reference to Exhibit 10.35 to the September 1997 Form S-4).


*10.30 Asset Purchase Agreement and Escrow Instructions dated November 17, 1998 between Speedway Motorsports, Inc., as buyer, and Las Vegas Motor Speedway, Inc., as seller (incorporated by reference to Exhibit 99.1 to the Company's current Report on Form 8-K filed as of December 15, 1998 ("the LVMS Form 8-K").

*10.31 First Amendment to Amended and Restated Credit Agreement dated as of
       November 18, 1998 among Speedway Motorsports, Inc. and Speedway Funding Corp., as borrowers, certain subsidiaries of Speedway Motorsports, Inc., as guarantors, and NationsBank, N.A., as the lender (incorporated by reference to Exhibit 99.2 to the LVMS Form 8-K).

*10.32 Second Amended and Restated Credit Agreement dated as of November 23,
       1998 among Speedway Motorsports, Inc. and Speedway Funding Corp., as borrowers, certain subsidiaries of Speedway Motorsports, Inc., as guarantors, and NationsBank, N.A., as agent for the lenders and a lender (incorporated by reference to Exhibit 99.3 to the LVMS Form 8-K).

21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1998 Form 10-K).

23.0 Independent Auditors' Consent for Registration Statements No. 33-99942, No. 333-17687, and No. 333-49027 of Speedway Motorsports, Inc. on Forms S-8.

27.0   Financial Data Schedule for the Year Ended December 31, 1998.

-----------
* Previously filed.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                            PAGE
                                                                                           -----
INDEPENDENT AUDITORS' REPORT .............................................................  F-2
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
 Consolidated Balance Sheets at December 31, 1997 and 1998. ..............................  F-3
 Consolidated Statements of Income for the Years Ended December 31, 1996, 1997 and 1998 ..  F-5
 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1996,     F-6
  1997 and 1998
 Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and      F-7
  1998
 Notes to Consolidated Financial Statements ..............................................  F-8

                         INDEPENDENT AUDITORS' REPORT



BOARD OF DIRECTORS
SPEEDWAY MOTORSPORTS, INC.
CHARLOTTE, NORTH CAROLINA

     We have audited the accompanying consolidated balance sheets of Speedway Motorsports, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 23, 1999

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                          DECEMBER 31, 1997 AND 1998




                                                                1997        1998
                                                             ---------- -----------
                                                             (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .................................  $ 28,148   $ 35,399
 Restricted cash (Note 2) ..................................     2,775        258
 Accounts and notes receivable (Notes 2 and 8) .............    24,452     28,924
 Prepaid income taxes ......................................     4,649     10,356
 Inventories (Note 3) ......................................     8,900     10,447
 Speedway condominiums held for sale (Note 2) ..............    22,908      4,930
 Prepaid expenses ..........................................       768      2,026
                                                              --------   --------
   Total current assets. ...................................    92,600     92,340
                                                              --------   --------
PROPERTY AND EQUIPMENT, NET (Notes 2 and 4) ................   436,547    730,686
GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Note 2) .........    51,300     56,903
OTHER ASSETS:
 Marketable equity securities (Note 2) .....................     1,609      1,439
 Notes receivable (Note 8) .................................     5,498     11,420
 Other assets (Note 2) .....................................     9,614     12,089
                                                              --------   --------
   Total other assets ......................................    16,721     24,948
                                                              --------   --------
   TOTAL ...................................................  $597,168   $904,877
                                                              ========   ========

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                          DECEMBER 31, 1997 AND 1998




                                                                                               1997        1998
                                                                                           ----------- ------------
                                                                                            (DOLLARS IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 5) ..........................................  $    375     $    539
  Accounts payable .......................................................................    21,927        6,592
  Deferred race event income, net (Note 2) ...............................................    58,433       84,713
  Accrued expenses and other liabilities .................................................    13,853       14,772
                                                                                            --------     --------
                                                                                              94,588      106,616
  Revolving credit facility and bridge loan (Notes 2 and 5) ..............................        --      254,050
                                                                                            --------     --------
   Total current liabilities .............................................................    94,588      360,666
LONG-TERM DEBT (Note 5) ..................................................................   219,135      199,335
PAYABLE TO AFFILIATES (Note 8) ...........................................................     2,603        4,134
DEFERRED INCOME, NET (Note 2) ............................................................    13,900       16,252
DEFERRED INCOME TAXES (Note 7) ...........................................................    18,795       35,208
OTHER LIABILITIES ........................................................................     4,033        2,162
                                                                                            --------     --------
   Total liabilities                                                                         353,054      617,757
                                                                                            --------     --------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 9)
STOCKHOLDERS' EQUITY (Notes 2, 6 and 11):
  Preferred stock, $.10 par value, 3,000,000 shares authorized, no shares issued .........        --           --
  Common stock, $.01 par value, 200,000,000 shares authorized, 41,433,000 and 41,502,000
   shares issued and outstanding in 1997 and 1998 ........................................       414          415
  Additional paid-in capital .............................................................   156,477      157,216
  Retained earnings ......................................................................    87,526      129,897
  Accumulated other comprehensive loss -- unrealized loss on marketable equity securities       (303)        (408)
                                                                                            --------     --------
   Total stockholders' equity ............................................................   244,114      287,120
                                                                                            --------     --------
   TOTAL .................................................................................  $597,168     $904,877
                                                                                            ========     ========

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME


                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998




                                                         1996         1997         1998
                                                     ------------ ------------ -----------
                                                        (IN THOUSANDS EXCEPT PER SHARE
                                                                   AMOUNTS)
REVENUES (Note 2):
 Admissions ........................................  $  52,451    $  94,032    $ 107,601
 Event related revenue .............................     36,414       83,177      105,459
 Other operating revenue ...........................     13,248       14,917       16,736
                                                      ---------    ---------    ---------
   Total revenues ..................................    102,113      192,126      229,796
                                                      ---------    ---------    ---------
OPERATING EXPENSES:
 Direct expense of events ..........................     30,173       65,347       83,046
 Other direct operating expense ....................      8,005        9,181       10,975
 General and administrative ........................     16,995       31,623       34,279
 Depreciation and amortization .....................      7,598       15,742       21,701
 Preoperating expense of new facility (Note 2) .....         --        1,850           --
                                                      ---------    ---------    ---------
   Total operating expenses ........................     62,771      123,743      150,001
                                                      ---------    ---------    ---------
OPERATING INCOME ...................................     39,342       68,383       79,795
Interest income (expense), net (Notes 5 and 8) .....      1,316       (5,313)     (12,228)
Bridge loan cost amortization (Note 2) .............         --           --         (752)
Other income, net (Note 10) ........................      2,399          991        3,202
                                                      ---------    ---------    ---------
INCOME BEFORE INCOME TAXES .........................     43,057       64,061       70,017
Provision for income taxes (Note 7) ................    (16,652)     (25,883)     (27,646)
                                                      ---------    ---------    ---------
NET INCOME .........................................  $  26,405    $  38,178    $  42,371
                                                      =========    =========    =========
PER SHARE DATA (Note 6):
 Basic earnings per share ..........................  $    0.65    $    0.92    $    1.02
   Weighted average shares outstanding .............     40,476       41,338       41,482
 Diluted earnings per share ........................  $    0.64    $    0.89    $    1.00
   Weighted average shares outstanding .............     41,911       44,491       44,611

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998




                                                                                             ACCUMULATED      TOTAL
                                                 COMMON STOCK     ADDITIONAL                    OTHER         STOCK-
                                               -----------------    PAID-IN     RETAINED    COMPREHENSIVE    HOLDERS'
                                                SHARES   AMOUNT     CAPITAL     EARNINGS         LOSS         EQUITY
                                               -------- -------- ------------ ------------ --------------- -----------
                                                                           (IN THOUSANDS)
BALANCE, JANUARY 1, 1996 .....................  38,000    $380     $ 72,148     $ 22,943       $  (92)      $ 95,379
  Net income .................................      --      --           --       26,405           --         26,405
  Issuance of common stock (Note 9) ..........   3,000      30       78,324           --           --         78,354
  Issuance of common stock in business
   acquisition (Note 1) ......................     146       1        3,944           --           --          3,945
  Exercise of stock options (Note 11) ........     159       2          740           --           --            742
  Net unrealized loss on marketable equity
   securities ................................      --      --           --           --          (90)           (90)
                                                ------    ----     --------     --------       ------       --------
BALANCE, DECEMBER 31, 1996 ...................  41,305     413      155,156       49,348         (182)       204,735
  Net income .................................      --      --           --       38,178           --         38,178
  Issuance of stock under employee stock
   purchase plan (Note 11) ...................      25      --          375           --           --            375
  Exercise of stock options (Note 11) ........     103       1          946           --           --            947
  Net unrealized loss on marketable equity
   securities ................................      --      --           --           --         (121)          (121)
                                                ------    ----     --------     --------       ------       --------
BALANCE, DECEMBER 31, 1997 ...................  41,433     414      156,477       87,526         (303)       244,114
  Net income .................................      --      --           --       42,371           --         42,371
  Issuance of stock under employee stock
   purchase plan (Note 11) ...................      16      --          340           --           --            340
  Exercise of stock options (Note 11) ........      53       1          399           --           --            400
  Net unrealized loss on marketable equity
   securities ................................      --      --           --           --         (105)          (105)
                                                ------    ----     --------     --------       ------       --------
BALANCE, DECEMBER 31, 1998 ...................  41,502    $415     $157,216     $129,897       $ (408)      $287,120
                                                ======    ====     ========     ========       ======       ========

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998




                                                                                               1996         1997         1998
                                                                                           ------------ ------------ ------------
                                                                                                       (IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................................................  $   26,405   $   38,178   $   42,371
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .........................................................       7,598       15,742       21,701
   Gain on sale of marketable equity securities and investments ..........................        (698)        (241)        (150)
   Amortization of bridge loan costs .....................................................          --           --          752
   Amortization of deferred income .......................................................        (275)        (662)        (891)
   Deferred income tax provision .........................................................       3,890        5,053       16,256
   Changes in operating assets and liabilities, net of effects of business acquisitions:
     Restricted cash .....................................................................     (14,538)      11,849        2,517
     Accounts receivable .................................................................      (4,569)      (4,245)      (7,262)
     Prepaid and accrued income taxes ....................................................      (4,057)         135       (5,707)
     Inventories .........................................................................        (819)      (2,682)      (1,384)
     Condominiums held for sale ..........................................................        (393)     (19,373)      17,978
     Accounts payable ....................................................................      (4,917)      10,564      (15,335)
     Deferred race event income ..........................................................      15,812       22,040       16,258
     Accrued expenses and other liabilities ..............................................       3,179        3,720          672
     Deferred income .....................................................................       8,444        4,830        3,243
     Other assets and liabilities ........................................................       2,322       (3,859)      (4,623)
                                                                                            ----------   ----------   ----------
      Net cash provided by operating activities ..........................................      37,384       81,049       86,396
                                                                                            ----------   ----------   ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under long-term debt and bridge loan ........................................     146,525      203,073      254,253
  Principal payments on long-term debt ...................................................     (50,866)    (100,475)     (18,565)
  Payments of debt issuance costs ........................................................      (2,894)      (6,429)      (4,053)
  Issuance of stock under employee stock purchase plan ...................................          --          375          340
  Exercise of common stock options .......................................................         742          947          400
  Issuance of common stock to public .....................................................      78,354           --           --
                                                                                            ----------   ----------   ----------
      Net cash provided by financing activities ..........................................     171,861       97,491      232,375
                                                                                            ----------   ----------   ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................................................    (147,741)    (162,011)     (98,574)
  Purchase of Bristol Motor Speedway .....................................................     (27,176)          --           --
  Purchase of Oil-Chem Research Corp .....................................................        (514)          --           --
  Purchase of Sears Point Raceway ........................................................      (8,487)          --           --
  Purchase of Las Vegas Motor Speedway ...................................................          --           --     (210,400)
  Purchase of marketable equity securities and other investments .........................      (2,135)        (412)        (933)
  Proceeds from sales of marketable equity securities and investments ....................       2,094        1,417          692
  Distribution from equity method investee ...............................................          --           --        1,300
                                                                                            ----------   ----------   ----------
  Increase in notes and other receivables ................................................     (13,166)     (11,638)     (13,394)
  Repayment of notes and other receivables ...............................................          --           --        9,789
                                                                                            ----------   ----------   ----------
      Net cash used in investing activities ..............................................    (197,125)    (172,644)    (311,520)
                                                                                            ----------   ----------   ----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................................      12,120        5,896        7,251
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..........................................      10,132       22,252       28,148
                                                                                            ----------   ----------   ----------
 CASH AND CASH EQUIVALENTS AT END OF YEAR ................................................  $   22,252   $   28,148   $   35,399
                                                                                            ==========   ==========   ==========
 SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized .....................................          --   $    5,232   $   14,951
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (Note 5):
  Capital lease obligation incurred for Sears Point Raceway facility .....................  $   31,618
  Net liabilities assumed and incurred in Las Vegas Motor Speedway acquisition ...........                            $    8,783

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway, Inc. and subsidiaries (LMSC), Las Vegas Motor Speedway LLC (LVMS), SPR Acquisition Corp. d/b/a Sears Point Raceway (SPR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a Finish Line Events
(FLE), Oil-Chem Research Corp. and subsidiary (ORC), Speedway Screen Printing LLC d/b/a Wild Man Industries (WMI), Speedway Funding Corp. and Sonoma Funding Corp. (collectively, the Company).

     CURRENT YEAR BUSINESS ACQUISITIONS (see Description of Business and Note
13) -- On December 1, 1998, the Company acquired certain tangible and intangible assets, including the real and personal property and operations of LVMS, an industrial park and certain adjacent unimproved land for approximately $215.0 million, consisting principally of net cash outlay of $210.4 million and assumed associated deferred revenue. The acquisition was financed with borrowings under the Company's revolving credit facility and bridge loan (see
Note 5).

     On October 2, 1998, the Company acquired certain tangible and intangible assets and the operations of WMI for $510,000 in cash and notes payable.

     DESCRIPTION OF BUSINESS -- AMS owns and operates a 1.54-mile lighted, quad-oval, asphalt superspeedway located on approximately 870 acres in Hampton, Georgia. Two major National Association of Stock Car Auto Racing (NASCAR) Winston Cup events are held annually, one in March and one in November. Additionally, a Busch Grand National race and two Automobile Racing Club of America (ARCA) races are also held annually, each preceding a Winston Cup event. AMS also hosts an annual Indy Racing League (IRL) racing event. All of these events are sanctioned by NASCAR, IRL or ARCA. AMS has constructed 46 condominiums overlooking the Atlanta speedway and is in the process of selling the 4 remaining condominiums.

     BMS owns and operates a one-half mile lighted, 36-degree banked concrete oval speedway, and a one-quarter mile lighted dragstrip, located on approximately 550 acres in Bristol, Tennessee. BMS currently holds two major NASCAR-sanctioned Winston Cup events annually. Additionally, two NASCAR-sanctioned Busch Grand National races are held annually, each preceding a Winston Cup event. In January 1996, the Company acquired 100% of the outstanding capital stock of Bristol Motor Speedway, formerly known as National Raceways, Inc., for $27,176,000. As part of the acquisition, the Company obtained a right of first refusal to acquire certain adjacent land used for camping and parking for race events.

     BMS is reconstructing and expanding its dragstrip into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Construction of the Bristol Dragway is expected to be completed in 1999, and its inaugural National Hot Rod Association (NHRA) sanctioned Winston Showdown will be hosted in July 1999. Bristol Dragway will also host NHRA and other bracket racing events, as well as various auto shows.

     LMSC owns and operates a 1.5-mile lighted quad-oval, asphalt superspeedway located in Concord, North Carolina. LMSC stages three major NASCAR Winston Cup events annually, two in May and one in October. Additionally, two Busch Grand National and two ARCA races are held annually, each preceding a Winston Cup event. LMSC also hosts an IRL racing event annually. All of these events are sanctioned by NASCAR, IRL or ARCA. The Charlotte facility also includes a 2.25-mile road course, a one-quarter mile asphalt oval track, a one-fifth mile asphalt oval track and a one-fifth mile dirt oval track, all of which hold race events throughout the year. In addition, LMSC has constructed 52 condominiums overlooking the main speedway, all of which have been sold.

     In February 1999, the Company entered into a ten year naming rights agreement whereby Charlotte Motor Speedway has been renamed Lowe's Motor Speedway (at Charlotte) for gross fees aggregating approximately $35,000,000 over the agreement term. The agreement specifies, among other things, that essentially all promotional signage, souvenirs, marketing and other associated materials, formerly bearing Charlotte Motor Speedway insignia, be renamed Lowe's Motor Speedway (at Charlotte). Fee revenues, net of associated expenses, will be recognized ratably over the ten year agreement term.

     LMSC also owns an office and entertainment complex which overlooks the main speedway. A wholly-owned subsidiary, The Speedway Club, Inc. (Speedway
Club), derives rental, catering and dining revenues from the complex.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS -- (Continued)

     LVMS owns and operates a 1.5 mile, lighted, asphalt superspeedway, several other on-site race tracks and a 1.4 million square foot on-site industrial park, located on approximately 1,300 acres in Las Vegas, Nevada. LVMS currently hosts several annual NASCAR-sanctioned racing events, including a Winston Cup Series, Busch Grand National Series, Craftsman Truck Series, two Winston West Series, and two Winston Southwest Series racing events. Additional major events held annually include IRL, World of Outlaws, American Motorcycle Association
(AMA), and drag racing events, among others. The racetrack is also rented throughout the year for non-racing activities such as driving schools and automobile testing.

     Construction of LVMS was substantially completed in 1997 and its first major NASCAR Winston Cup race was held in March 1998. As of December 31, 1998, construction of the 1.4 million square foot industrial park was nearing completion and is expected to commence operations in the first half of 1999 (see Note 4). The industrial park is expected to be leased under triple net operating leases primarily to businesses and individuals involved in racing and related industries.

     SPR, located on approximately 1,500 acres in Sonoma, California, owns and operates a 2.52-mile, twelve-turn road course, a one-quarter mile dragstrip, and an 157,000 square foot industrial park. SPR currently holds one major NASCAR-sanctioned Winston Cup racing event annually. Additional events held annually include a NASCAR-sanctioned Winston Southwest Series, NHRA Winston Drag Racing Series National, as well as AMA and Sports Car Club of America
(SCCA), racing events. The racetrack is also rented throughout the year by various organizations, including the SCCA, driving schools, major automobile manufacturers, and other car clubs.

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

     TMS, located on approximately 1,360 acres in Fort Worth, Texas, is a 1.5-mile lighted, banked, asphalt quad-oval superspeedway. Construction of TMS was completed at March 31, 1997 with TMS hosting its first major NASCAR Winston Cup race on April 6, 1997. TMS currently hosts one major NASCAR Winston Cup event, preceded by a Busch Grand National racing event. In 1999, TMS is also hosting two NASCAR-sanctioned Craftsman Truck Series and two IRL racing events. In 1998, TMS completed construction of 76 condominiums above turn two overlooking the speedway, 66 of which have been sold or contracted for sale as of December 31, 1998 (see Note 2).

     TMS also is constructing an office and entertainment complex which overlooks the main speedway. Construction is expected to be completed in 1999, and TMS plans to derive rental, catering and dining revenues from the dining-entertainment and health-fitness club complex.

     FLE provides event food, beverage, and souvenir merchandising services at each of the Company's speedways and to other third party sports-oriented venues (see Note 2).

     ORC produces an environmentally friendly motor oil additive that the Company intends to promote in conjunction with its speedways (see Note 2). On April 16, 1996, the Company acquired 100% of the outstanding capital stock of ORC for $4,459,000 in Company stock and cash.

     WMI, a wholly-owned subsidiary of FLE, is a screen printing and embroidery manufacturer and distributor of wholesale and retail apparel.

     600 RACING, INC., a wholly-owned subsidiary of LMSC, developed, operates and is the official sanctioning body of the Legends Racing Circuit. 600 Racing also manufactures and sells 5/8-scale cars (Legends Cars) modeled after older-style coupes and sedans. In 1997, 600 Racing released a new line of smaller-scale cars (the Bandolero). Revenue is principally derived from the sale of vehicles and vehicle parts.

     OTHER -- In October 1996, the Company signed a joint management and development agreement with Quad-Cities International Raceway Park. The Company will serve in an advisory capacity for the development of a multi-use facility, which includes a speedway located in northwest Illinois. The agreement also grants the Company the option to purchase up to 40% equity ownership in the facility. The option has not been exercised.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES
     PRINCIPLES OF CONSOLIDATION -- All significant intercompany accounts and transactions have been eliminated in consolidation.

     REVENUE RECOGNITION -- Admissions revenue consists of ticket sales. Event related revenues consist of amounts received from sponsorships, broadcasting rights, concessions, luxury suite rentals, commissions and souvenir sales. Other operating revenue consists of Legends Car sales, Speedway Club restaurant and catering revenues, Speedway Club membership income, industrial park rentals, Oil-Chem and WMI revenues.

     The Company recognizes admissions and other event related revenues when the events are held. Advance revenues and certain related direct expenses pertaining to a specific event are deferred until such time as the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies.

     Deferred race event income relates to scheduled events to be held in the upcoming year. If circumstances prevent a race from being held at any time during the racing season, all advance revenue must be refunded and all direct event expenses deferred would be recognized immediately except for race purses which would be refundable from NASCAR, IRL or other sanctioning bodies.

     CASH AND CASH EQUIVALENTS -- The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of commercial paper and United States Treasury securities.

     RESTRICTED CASH -- Restricted cash consists principally of customer deposits received on speedway condominiums under construction and held for sale of $2,671,000 and $223,000 at December 31, 1997 and 1998. Condominium deposits are held in escrow accounts until sales are closed.

     ACCOUNTS AND NOTES RECEIVABLE -- Accounts receivable are reported net of allowance for doubtful accounts of $553,000 and $291,000 at December 31, 1997 and 1998. Short term notes receivable amounted to $593,000 and $4,222,000 at December 31, 1997 and 1998. Bad debt expense amounted to $97,000 in 1996, $392,000 in 1997 and $29,000 in 1998, and allowance for doubtful accounts reductions for actual write-offs and recoveries of specific accounts receivable amounted to $82,000 in 1996, $0 in 1997 and $291,000 in 1998.

     INVENTORIES -- Inventories consist of souvenirs, finished vehicles, parts and accessories, and food costs determined on a first-in, first-out basis, and apparel and oil additive costs determined on a average current cost basis, all of which are stated at the lower of cost or market.

     SPEEDWAY CONDOMINIUMS HELD FOR SALE -- The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 41 and 66, respectively, have been sold or contracted for sale as of December 31, 1998. Speedway condominiums held for sale represent 5 condominiums at AMS and 10 condominiums at TMS which are substantially complete and are in the process of being sold.

     PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense when incurred. Construction in progress includes all direct costs and capitalized interest on fixed assets under construction. Management periodically evaluates long-lived assets for possible impairment based on expected future undiscounted operating cash flows attributable to such assets.

     In the fourth quarter ended December 31, 1997, the Company revised the estimated useful lives of certain property and equipment based on new information obtained from a third party review of applicable lives for these assets. Management believes the revised lives are more appropriate and result in better estimates of depreciation. The revised lives decreased depreciation expense $735,000, and increased net income $441,000, or approximately $.01 per share, for the year ended December 31, 1997 compared to using former lives.

     In connection with the development and completed construction of TMS in 1997, the Company entered into arrangements with the FW Sports Authority, a non-profit corporate instrumentality of the City of Fort Worth, Texas, whereby the Company conveyed the speedway facility, excluding its on-site condominiums and office and entertainment complex, to the

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

sports authority and is leasing the facility back over a 30-year period. Because of the Company's responsibilities under these arrangements, the speedway facility and related liabilities are included in the accompanying consolidated balance sheets.

     GOODWILL AND OTHER INTANGIBLE ASSETS -- Goodwill and other intangible assets represent the excess of business acquisition costs over the fair value of the net assets acquired and are being amortized on a straight-line basis principally over 40 years. Goodwill and other intangible assets are reported net of accumulated amortization of $2,837,000 and $4,063,000 at December 31, 1997 and 1998. Management periodically evaluates the recoverability of goodwill and other intangible assets based on expected future profitability and undiscounted operating cash flows of acquired businesses.

     MARKETABLE EQUITY SECURITIES -- The Company's marketable equity securities are classified as "available for sale" and are not bought and held principally for the purpose of selling them in the near term. Accordingly, these securities are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Management intends to hold these securities through at least fiscal 1999, and accordingly, they are reflected as non-current assets. Realized gains and losses on sales of marketable equity securities are determined using the specific identification method.

     Valuation allowances for unrealized losses of $303,000 and $408,000, net of $219,000 and $272,000 in tax benefits, are reflected as a charge to stockholders' equity to reduce the carrying amount of long-term marketable equity securities to market value as of December 31, 1997 and 1998, respectively. Net realized gains on sales of marketable equity securities were $698,000 in 1996, $241,000 in 1997 and $150,000 in 1998.

     DEFERRED FINANCING COSTS AND BRIDGE LOAN COST AMORTIZATION -- Deferred financing costs are included in other noncurrent assets and are amortized over the term of the related debt. Bridge loan cost amortization results from financing costs incurred in obtaining an amended credit facility and bridge loan to fund the Company's December 1, 1998 acquisition of LVMS (see Note 5). Associated deferred financing costs of $4,050,000 are being amortized over the loan term which matures May 18, 1999. Deferred financing costs are reported net of accumulated amortization of $700,000 and $2,458,000 at December 31, 1997 and 1998.

     DEFERRED INCOME -- Deferred income as of December 31, 1997 and 1998 consisted of the following (dollars in thousands):



                                                          1997       1998
                                                       ---------- ----------
        TMS Preferred Seat License fee deposits, net .  $12,862    $12,624
        Deferred gain on TMS condominium sales. ......       --      2,817
        Deferred LMSC Speedway Club membership income     1,014        739
        Other ........................................       24         72
                                                        -------    -------
         Total .......................................  $13,900    $16,252
                                                        =======    =======

     In 1996, TMS began offering Preferred Seat License agreements whereby licensees are entitled to purchase annual TMS season-ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season-ticket packages when and as offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket. Also, licensees are not entitled to refunds for postponements or cancellation of events due to weather or certain other conditions. After May 31, 1999, license agreements are transferrable once each year subject to certain terms and conditions. TMS Preferred Seat License fee deposits are reported net of expenses of $1,036,000 and $1,052,000 at December 31, 1997 and 1998.

     Fees received under PSL agreements were deferred prior to TMS hosting its first Winston Cup race on April 6, 1997. The Company began amortizing net PSL fee revenues into income over the estimated useful life of TMS's facility upon its opening. Amortization income recognized in 1997 was $387,000 and in 1998 was $616,000.

     The Speedway Club at LMSC has sold lifetime memberships which entitle individual members to certain private dining and racing event seating privileges. Net revenues from lifetime membership fees are being amortized into income over 25 years. In each of the three years ended December 31, 1998, lifetime membership income of $275,000 was recognized.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

The Speedway Club also offers executive memberships, which entitle members to certain dining privileges and require a monthly assessment. Monthly executive membership fees are recognized as income when billed.

     Certain condominium sales contracts, aggregating approximately $17,300,000 as of December 31, 1998, provide buyers the right to require the Company to repurchase real estate within three years from the purchase date. Gain recognition has been deferred until the buyer's right expires. Management believes the likelihood of buyers exercising such rights, in amounts that at any one time or in the aggregate would be significant, is remote.

     ADVERTISING EXPENSES -- Advertising costs other than for direct-response advertising are expensed as incurred and are included principally in direct expense of events. Advertising expenses amounted to $2,154,000 in 1996, $5,205,000 in 1997, and $7,626,000 in 1998. Prepaid expense at December 31,
1998 includes $1,240,000 of deferred direct-response advertising costs related to future media promotion of certain ORC products. These deferred costs will be amortized over the estimated period of future benefits commencing when primary media promotion begins.

     PREOPERATING EXPENSE OF NEW FACILITY -- Preoperating expenses consist of non-recurring and non-event related costs to develop, organize and open Texas Motor Speedway, which hosted its first racing event on April 6, 1997.

     INCOME TAXES -- The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at the amounts reported in the financial statements.

     STOCK-BASED COMPENSATION -- The Company continues to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The pro forma effect on net income and earnings per share under the provisions of SFAS No. 123 is disclosed in Note 11.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's financial instruments consist of cash, accounts and notes receivable, accounts payable and short and long-term debt. The carrying value of these financial instruments approximate their fair value at December 31, 1997 and 1998.

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

     IMPACT OF NEW ACCOUNTING STANDARDS -- The Company adopted SFAS No. 130 "Reporting Comprehensive Income" in 1998. SFAS No. 130 specifies that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Because the Company does not have material items of other comprehensive income, adoption did not result in presentation or financial statements significantly different from that under previous accounting standards.

     The Company also adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in 1998. SFAS No. 131 establishes standards for reporting selected information about operating segments determined using quantitative thresholds and a "management approach", which reflects how the chief operating decision maker evaluates segment performance and allocates resources. The combined operations of the Company's speedways comprise one operating segment, and encompasses all admissions and event related revenues and associated expenses. Other Company operations presently are not considered significant relative to those of the speedways. As such, adoption had no effect on the Company's financial statements or disclosures.

     RECLASSIFICATIONS -- Certain prior year accounts were reclassified to conform with current year presentation.

     PRESENTATION -- In 1998, the Company began operating certain food and beverage concession activities through FLE which previously had been procured from a third party. As a result, revenues and expenses associated with such concession activities in 1998 are included in event related revenues, direct expense of events and general and administrative expense.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

In 1996 and 1997, the Company's operating profits from such activities under its arrangement with the outside vendor were reported as event related revenue.



3. INVENTORIES

     Inventories as of December 31, 1997 and 1998 consisted of the following components (dollars in thousands):



                                                          1997      1998
                                                       --------- ---------
       Souvenirs and apparel .........................  $3,839    $ 5,023
       Finished vehicles, parts and accessories. .....   4,907      4,409
       Oil additives, food and other. ................     154      1,015
                                                        ------    -------
         Total .......................................  $8,900    $10,447
                                                        ======    =======

4. PROPERTY AND EQUIPMENT

     Property and equipment as of December 31, 1997 and 1998 is summarized as follows (dollars in thousands):



                                             ESTIMATED
                                           USEFUL LIVES      1997        1998
                                          -------------- ----------- -----------
       Land and land improvements .......     5-25        $  88,019   $ 200,193
       Racetracks and grandstands .......     5-45          214,998     298,701
       Buildings and luxury suites. .....     5-40          140,785     182,426
       Machinery and equipment. .........     3-20           15,321      32,302
       Furniture and fixtures ...........     5-20           10,878      11,390
       Autos and trucks .................     3-10            2,747       3,651
       Construction in progress .........                    25,303      83,081
                                                          ---------   ---------
         Total ..........................                   498,051     811,744
         Less accumulated depreciation ..                   (61,504)    (81,058)
                                                          ---------   ---------
  Net ...................................                 $ 436,547   $ 730,686
                                                          =========   =========

     CONSTRUCTION IN PROGRESS -- At December 31, 1998, the Company had various construction projects underway to increase and improve grandstand seating capacity, luxury suites, facilities for fan amenities, and make various other site improvements at each of its speedways. For example, BMS is reconstructing and expanding its dragstrip with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Construction is expected to be completed in 1999, with its inaugural NHRA-sanctioned Winston Showdown hosted in July 1999. In addition, construction of a 1.4 million square foot industrial park and a dragstrip on-site at LVMS was nearing completion as of December 31, 1998, and commencement of operations is expected in early 1999. The estimated aggregate cost of capital expenditures in 1999 will approximate $60,000,000.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. AMENDED BANK CREDIT FACILITY AND BRIDGE LOAN AND LONG-TERM DEBT
     Revolving credit facility and bridge loan borrowings and long-term debt as of December 31, 1997 and 1998 consist of the following (dollars in thousands):



                                                         1997          1998
                                                     ------------ -------------
           Revolving credit facility and bridge loan   $     --    $  254,050
           Senior subordinated notes ...............    124,674       124,708
           Convertible subordinated debentures .....     74,000        74,000
           Capital lease obligation ................     19,433            --
           Other notes payable .....................      1,403         1,166
                                                       --------    ----------
            Total ..................................    219,510       453,924
  Less current maturities ..........................       (375)         (539)
  Less revolving credit facility and bridge loan
  borrowings maturing May 1999 .....................         --      (254,050)
                                                       --------    ----------
                                                       $219,135    $  199,335
                                                       ========    ==========

     AMENDED BANK CREDIT FACILITY AND BRIDGE LOAN -- On November 23, 1998, the Company's Credit Facility dated as of August 4, 1997 was amended and restated in connection with the Company's December 1, 1998 acquisition of LVMS. The amended Credit Facility and Bridge Loan (the Bridge Loan) increased the Company's overall borrowing limit from $175,000,000 to $270,000,000 to fund the LVMS acquisition and maintain a revolving credit facility for working capital needs and general corporate purposes. The Bridge Loan matures on May 18, 1999. At December 31, 1998, the Company has $254,050,000 in outstanding borrowings under the Bridge Loan. Interest, standby letters of credit terms and restrictive and required financial covenants are generally similar to those prior to amendment. The Bridge Loan was obtained from NationsBank N.A., and is an unsecured, senior revolving credit facility and term loan with a $10,000,000 borrowing sub-limit for standby letters of credit. Associated deferred financing costs incurred in obtaining the bridge loan amounted to approximately $4,050,000 and are being amortized over the loan term through May 18, 1999 (see
Note 2).

     Because the Bridge Loan matures May 18, 1999, replacement debt and equity offering alternatives are being evaluated by the Company. While the Company does not believe maturity will result in the use of significant working capital, the outstanding borrowings of $254,050,000 have been classified as a current liability in the accompanying December 31, 1998 balance sheet in accordance with generally accepted accounting principles. In conjunction with seeking replacement financing, the Company also intends to retain a revolving credit facility with sufficient overall borrowing limits for working capital needs and general corporate purposes.

     Interest is based, at the Company's option, upon (i) LIBOR plus 1.125% or
(ii) the greater of NationsBank's prime rate or the Federal fund rate plus .5%. Although the Bridge Loan is unsecured, the Company has agreed not to pledge its assets to any third party. In addition, among other items, the Company must meet certain financial covenants, including specified levels of net worth and ratios of (i) debt to capitalization, (ii) debt to earnings before interest, taxes, depreciation and amortization (EBITDA), and (iii) earnings before interest and taxes (EBIT) to interest expense. The Bridge Loan also contains certain limitations on cash expenditures to acquire additional motor speedways without the consent of the lenders, and limits the Company's consolidated capital expenditures to amounts not to exceed $125 million annually, beginning for fiscal 1998, and $325 million in the aggregate over the loan term. The Company also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, transactions with affiliates, guarantees, asset sales, investments, cash dividends to shareholders, distributions and redemptions. The weighted-average interest rate on borrowings under the Credit Facility and Bridge Loan in 1998 was 6.4%.

     SENIOR SUBORDINATED NOTES -- In August 1997, the Company completed a private placement of 8 1/2% senior subordinated notes (the Senior Notes) in the aggregate principal amount of $125,000,000. The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002. Interest payments are due semi-annually on February 15 and August 15. The Senior Notes are subordinated to all present and future senior secured indebtedness of the Company, including the Bridge Loan. Redemption prices in fiscal year periods ending August 15 are 104.25% in 2002,

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. AMENDED BANK CREDIT FACILITY AND BRIDGE LOAN AND LONG-TERM
                DEBT -- (Continued)

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

     The Indenture governing the Senior Notes contains certain specified restrictive and required financial covenants. The Company has agreed not to pledge its assets to any third party except under certain limited circumstances. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. The Indenture and Bridge Loan agreements contain cross-default provisions.

     CONVERTIBLE SUBORDINATED DEBENTURES -- In October 1996, the Company completed a private placement of 5 3/4% convertible subordinated debentures in the aggregate principal amount of $74,000,000. On October 4, 1996, the Company filed a registration statement to register these debentures and the underlying equity securities. Net proceeds after commissions and discounts were $72,150,000. The debentures are unsecured, mature on September 30, 2003, are convertible into Company common stock at the holder's option after December 1, 1996 at $31.11 per share until maturity, and are redeemable at the Company's option after September 29, 2000. Interest payments are due semi-annually on March 31 and September 30. The debentures are subordinated to all present and future secured indebtedness of the Company, including the Bridge Loan. Redemption prices in fiscal year periods ending September 30 are 102.46% in 2000, 101.64% in 2001 and 100.82% in 2002. After September 30, 2002, the
debentures are redeemable at par. In conversion, 2,378,565 shares of common stock would be issuable (see Note 6). The proceeds of this offering were used to repay outstanding borrowings under the Company's former bank credit facility, fund construction costs of TMS and for working capital needs of the Company.

     CAPITAL LEASE OBLIGATION AND EXERCISE OF PURCHASE OPTION (SEARS POINT RACEWAY) -- In connection with its SPR asset acquisition on November 18, 1996 (see Note 1), the Company executed a fourteen year capital lease, including a purchase option, with the seller for all real property of the SPR complex. On February 17, 1998, the purchase transaction was consummated for $18,100,000 net cash, thereby transferring ownership of the SPR racetrack facilities and real property to the Company and eliminating its capital lease obligation. The purchase transaction was funded with borrowings under the Company's former credit facility, and has been reflected in the accompanying December 31, 1998 consolidated financial statements.

     The purchase option, consisting of the Company's right to purchase the real property for $38,100,000, subject to seller acceleration, was initially acquired for a $3,500,000 payment. This payment, a security deposit of $3,000,000 paid at lease inception, and a promissory note receivable of $13,453,000 due from the seller, were credited against the purchase price. Because a legal right of offset existed under the lease obligation and note receivable agreements prior to exercise, the note receivable was netted against the capital lease obligation in the accompanying December 31, 1997 consolidated balance sheet.

     OTHER NOTES PAYABLE -- Other notes payable includes a note arrangement the Company entered into in 1995 to pay a portion of the costs to construct an improved access road to LMSC from Interstate 85. The note payable bears interest at 8% and is collateralized by a bank letter of credit from NationsBank.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. AMENDED BANK CREDIT FACILITY AND BRIDGE LOAN AND LONG-TERM
                DEBT -- (Continued)

     Annual maturities of debt at December 31, 1998 are as follows (dollars in thousands):


  1999 ....................................  $    539
  2000 ....................................       347
  2001 ....................................       125
  2002 ....................................       116
  2003 ....................................    74,039
  Thereafter ..............................   124,708
                                             --------
  Total ...................................   199,874
  Revolving credit facility and bridge loan
  maturing May 1999 .......................   254,050
                                             --------
                                             $453,924
                                             ========

     Interest income (expense), net includes interest expense of $693,000 in 1996, $7,745,000 in 1997, and $15,258,000 in 1998; and includes interest income of $2,009,000 in 1996, $2,432,000 in 1997, and $3,030,000 in 1998. The Company
capitalized interest costs of $2,834,000 in 1996, $5,768,000 in 1997, and $3,846,000 in 1998.


6. CAPITAL STRUCTURE, PUBLIC OFFERING OF COMMON STOCK AND PER SHARE DATA

     PREFERRED STOCK -- At December 31, 1998, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company's Board of Directors. No preferred shares were issued and outstanding at December 31, 1997 or 1998.

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

     PUBLIC OFFERING OF COMMON STOCK -- The Company completed its second offering of common stock on April 1, 1996 by issuing 3,000,000 shares of common stock at a price of $27.625 per share. Net proceeds after offering expenses were $78,354,000 with such proceeds used to pay construction costs of TMS and for other general corporate purposes.

     PER SHARE DATA -- Diluted earnings per share assumes conversion of the convertible debentures into common stock based on the weighted average of issuable shares from the date of debt issuance, and elimination of interest expense, net of taxes, on such debt (see Note 5). The following schedule reconciles basic and diluted earnings per share(dollars and shares in thousands):

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. CAPITAL STRUCTURE, PUBLIC OFFERING OF COMMON STOCK AND PER SHARE
                DATA -- (Continued)


                                                                   WEIGHTED
                                                           NET     AVERAGE   EARNINGS
YEAR ENDED:                                              INCOME     SHARES   PER SHARE
------------------------------------------------------ ---------- --------- ----------
 December 31, 1996:
  Basic earnings per share ...........................  $26,405    40,476     $ 0.65
  Dilution adjustments:
   Common stock equivalents -- stock options .........       --       825
   5 3/4% Convertible debentures .....................      210       610
                                                        -------    ------
  Diluted earnings per share .........................  $26,615    41,911     $ 0.64
                                                        =======    ======
 December 31, 1997:
  Basic earnings per share ...........................  $38,178    41,338     $ 0.92
  Dilution adjustments:
   Common stock equivalents -- stock options .........       --       774
   5 3/4% Convertible debentures .....................    1,237     2,379
                                                        -------    ------
  Diluted earnings per share .........................  $39,415    44,491     $ 0.89
                                                        =======    ======
 December 31, 1998:
  Basic earnings per share ...........................  $42,371    41,482     $ 1.02
  Dilution adjustments:
   Common stock equivalents -- stock options .........       --       750
   5 3/4% Convertible debentures .....................    2,108     2,379
                                                        -------    ------
  Diluted earnings per share .........................  $44,479    44,611     $ 1.00
                                                        =======    ======

7. INCOME TAXES

     The components of the provision for income taxes are as follows (dollars in thousands):



                         1996       1997       1998
                      ---------- ---------- ----------
  Current ...........  $12,762    $20,830    $11,390
  Deferred ..........    3,890      5,053     16,256
                       -------    -------    -------
  Total .............  $16,652    $25,883    $27,646
                       =======    =======    =======

     The reconciliation of the statutory federal income tax rate and the effective income tax rate is as follows:



                                                            1996     1997     1998
                                                          -------- -------- --------
    Statutory federal tax rate ..........................     35%      35%      35%
    State and local income taxes, net of federal income
  tax effect ............................................      4        4        4
    Other, net ..........................................     --        1       --
                                                              --       --       --
  Total .................................................     39%      40%      39%
                                                              ==       ==       ==

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. INCOME TAXES -- (Continued)

     The tax effect of temporary differences resulting in deferred income taxes are as follows (dollars in thousands):



                                                       1996       1997        1998
                                                    ---------- ---------- ------------
        Deferred tax liabilities:
          Property and equipment ..................  $ 14,958   $ 25,627   $  49,493
          Expenses deducted for tax purposes and other    755        582       1,520
                                                     --------   --------   ---------
           Subtotal ...............................    15,713     26,209      51,013
                                                     --------   --------   ---------
        Deferred tax assets:
          Income previously recognized for tax purposes  (520)      (406)       (808)
          Stock option compensation expense .......    (1,095)    (1,054)     (1,020)
          PSL and other deferred income recognized for tax
           purposes ...............................        --     (5,028)     (5,075)
          Alternative minimum tax credit ..........        --         --      (6,898)
          Other ...................................      (356)      (926)     (2,004)
                                                     --------   --------   ---------
           Subtotal ...............................    (1,971)    (7,414)    (15,805)
                                                     --------   --------   ---------
        Total net deferred tax liability ..........  $ 13,742   $ 18,795   $  35,208
                                                     ========   ========   =========

     The Company made income tax payments during 1996, 1997 and 1998 totaling approximately $17,402,000, $27,329,000 and $16,328,000, respectively. No valuation allowance against deferred tax assets has been recorded for any year presented.

     On October 31, 1997, the Company reached a final settlement with the Internal Revenue Service (IRS) involving AMS, as the successor in interest to BND, Inc. (BND), for deficient income taxes and interest related to BND's income tax returns for certain years. The IRS had alleged that, during the acquisition of AMS in 1990, BND's merger into AMS resulted in a taxable gain to BND, and eliminated a net operating loss carryback to the tax return filed for 1988. The settlement included taxes payable of approximately $2,900,000 plus interest which have been reflected as an increase to goodwill arising from the AMS acquisition and a charge to previously established accruals, respectively.


8. RELATED PARTY TRANSACTIONS

     Notes receivable at December 31, 1997 and 1998 include $747,000 and $798,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note during 1999, the balance has been classified as a noncurrent asset in the accompanying 1998 balance sheet.

     Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $1,876,000 at December 31, 1997 and $842,000 at December 31, 1998. The principal balance of the note represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value. The note bears interest at 1% over prime. Because the Company does not anticipate repayment of the note during 1999, the balance has been classified as a noncurrent asset in the accompanying 1998 balance sheet.

     From time to time, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), an affiliate of the Company through common ownership. At December 31, 1997 and 1998, accounts receivable include approximately $3,875,000 and $1,040,000 net due from Sonic Financial. The amounts are classified as short-term based on expected repayment dates.

     Interest income of $130,000 in 1996, $166,000 in 1997, and $115,000 in
1998 was earned on amounts due from related parties.

     Amounts payable to affiliates at December 31, 1997 and 1998 includes $2,592,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. Interest expense incurred on this obligation was $141,000 in 1996, $144,000 in 1997 and

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. RELATED PARTY TRANSACTIONS -- (Continued)

$143,000 in 1998. Amounts payable to affiliates at December 31, 1998 also include $1,542,000 owed to a former LVMS shareholder and executive officer, who is now a LVMS officer and employee, in equal monthly payments through December 2003 at 6.4% imputed interest.


9. CONTINGENCIES

     The Company is involved in various lawsuits and disputes which arose in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material impact on the Company's financial condition or future results of operations. The Company's property at LMSC includes areas that were used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMSC property ceased in 1992, but LMSC currently allows certain property to be used for land clearing and inert debris landfilling and for construction and demolition debris landfilling. Management believes that the Company's operations, including the landfills on its property, are in compliance with all applicable federal, state and local environmental laws and regulations. Company management is not aware of any situation related to landfill operations which would adversely affect the Company's financial position or future results of operations.


10. OTHER INCOME

     Other income, net for the years ended December 31, 1996, 1997 and 1998 consists of the following (dollars in thousands):



                                             1996     1997      1998
                                           -------- -------- ---------
  Gain on sale of speedway condominiums ..  $  163   $ 142    $1,032
  Equity in operations of equity investee      371     (97)       26
  Other income ...........................   1,865     946     2,144
                                            ------   -----    ------
                                            $2,399   $ 991    $3,202
                                            ======   =====    ======

     Other income in 1996 consists primarily of gains on sales of land and marketable equity securities, and landfill fees; in 1997 consists primarily of gains on sales of marketable equity securities and landfill fees; and in 1998 consists primarily of December gain on exercise of SPR purchase option and on sales of marketable equity securities and landfill fees.


11. STOCK OPTION PLANS

     1994 STOCK OPTION PLAN -- The Board of Directors and stockholders of SMI adopted the Company's 1994 Stock Option Plan in order to attract and retain key personnel. Under the stock option plan, options to purchase up to an aggregate of 3,000,000 shares of common stock may be granted to directors, officers and key employees of SMI and its subsidiaries. All options to purchase shares under this plan expire ten years from grant date. Such options provide for the purchase of common stock at a price as determined by the Compensation Committee of the Board of Directors. The exercise price of all stock options granted in 1996 through 1998 was the fair or trading value of the Company's common stock at grant date. Other option information regarding the 1994 Stock Option Plan for 1996 through 1998 is summarized as follows:

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. STOCK OPTION PLANS -- (Continued)


                                                                  WEIGHTED
                                                   EXERCISE       AVERAGE
                                   SHARES IN        PRICE         EXERCISE
                                   THOUSANDS      PER SHARE        PRICE
                                  ----------- ----------------- -----------
  Outstanding, January 1, 1996 ..    1,220     $  3.75-$15.38    $   6.00
  Granted .......................      280              23.00       23.00
  Exercised .....................     (159)         3.75-15.38       4.67
  Cancelled .....................      (17)             15.38       15.38
                                     -----     ---------------   --------
  Outstanding, December 31, 1996     1,324          3.75-23.00       9.64
  Granted .......................       90              23.50       23.50
  Exercised .....................      (83)          3.75-9.00       7.73
                                     -----     ---------------   --------
  Outstanding, December 31, 1997     1,331          3.75-23.50      10.40
  Granted .......................      200              25.63       25.63
  Exercised .....................      (53)          3.75-9.00       7.71
                                     -----     ---------------   --------
  Outstanding, December 31, 1998     1,478     $  3.75-$25.63    $  12.56
                                     =====     ===============   ========

     Of the options outstanding as of December 31, 1998, 1,438,000 are currently exercisable at a weighted average exercise price of $12.27 per share. The weighted average remaining contractual life of the options outstanding at December 31, 1998 is 7.06 years.

     FORMULA STOCK OPTION PLAN -- The Company's Board of Directors and stockholders adopted the Formula Stock Option Plan for the benefit of the Company's outside directors. The plan authorizes options to purchase up to an aggregate of 800,000 shares of common stock. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 20,000 shares of common stock at an exercise price equal to the fair market value per share at award date.

     In each year of 1996 through 1998, the Company granted options to purchase 20,000 common shares to each of the Company's two outside directors at exercise prices per share at award dates of $14.94, $20.63 and $24.81, respectively. Options on 20,000 shares granted in 1996 were exercised in 1997. No stock options under this plan were exercised in 1996 or 1998. The outstanding options for 100,000 shares at December 31, 1998 have a weighted average exercise price of $21.16 per share, with a weighted average remaining contractual life of 8.20 years. Effective January 4, 1999, the Company granted options to purchase an additional 20,000 shares to each of the two outside directors at an exercise price per share of $27.88 at award date.

     STOCK-BASED COMPENSATION INFORMATION -- As discussed in Note 2, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company granted 320,000, 130,000 and 240,000 options in 1996, 1997 and 1998 with weighted average grant-date fair values of $7.16, $7.18 and $7.91, respectively, under both stock option plans. No compensation cost has been recognized for the stock option plans. Had compensation cost for the stock options been determined based on the fair value method as prescribed by SFAS No. 123, the Company's pro forma net income and basic and diluted earnings per share would have been $25,036,000 or $0.62 and $0.60 per share for 1996, $37,704,000 or $0.91 and $0.88 per share for 1997, and $41,223,000 or $0.99 and $0.97 per share for 1998.

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 37.3% in 1996, 37.1% in 1997, and 37.8% in 1998; risk-free interest rates of 5.7% in 1996, 5.9% in 1997, and 4.6% in 1998; and expected lives of 3.1 years in 1996, 3.0 years in 1997, and 3.0 years in 1998. The model reflects that no dividends were declared in 1996 through 1998.

     EMPLOYEE STOCK PURCHASE PLAN -- The Company's Board of Directors and stockholders adopted the SMI Employee Stock Purchase Plan to provide employees the opportunity to acquire stock ownership. An aggregate total of 400,000 shares of common stock have been reserved for purchase under the plan. Each January 1, eligible employees electing to participate will be granted an option to purchase shares of common stock. Prior to each January 1, the Compensation Committee of the Board of Directors determines the number of shares available for purchase under each option, with the same number of shares to be available under each option granted on the same grant date. No participant can be granted options to purchase more than 500 shares in each calendar year, nor which would allow an employee to purchase stock under this or all other

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. STOCK OPTION PLANS -- (Continued)

employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. Participating employees designate a limited percentage of their annual compensation or may directly contribute an amount for deferral as contributions to the Plan. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Options granted may be exercised once at the end of each calendar quarter, and will be automatically exercised to the extent of each participant's contributions. Options granted that are unexercised expire at the end of each calendar year.

     In 1997 and 1998, employees purchased approximately 25,000 and 16,000 shares granted under the Plan on January 1, 1997 and 1998 at an average purchase price of $18.56 and $21.79 per share, respectively.


12. EMPLOYEE BENEFIT PLAN

     The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to all employees of the Company meeting certain eligibility requirements. The Plan allows participants to elect contributions of up to 15% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants are fully vested in Company matching contributions after five years. The Company's contributions to the Plan were $35,000 in 1996, $81,000 in 1997, and $151,000 in 1998.


13. LAS VEGAS MOTOR SPEEDWAY ACQUISITION

     As further described in Note 1, the Company acquired Las Vegas Motor Speedway on December 1, 1998. The LVMS acquisition was accounted for using the purchase method in accordance with Accounting Principles Board Opinion ("APB") No. 16. The results of operations after the acquisition date are included in the Company's consolidated statements of income. The purchase price has been allocated to assets and liabilities acquired at their estimated fair market values at acquisition date. The Company obtained an independent appraisal of the LVMS property and equipment acquired, the fair values of which have been used in the accompanying financial statements. In the near future, the Company plans to obtain an independent appraisal of the fair value of other LVMS net assets acquired, including identifiable intangibles, if any. Accordingly, the purchase price allocation is preliminary. However, based on current information, Company management does not expect the final allocation of the purchase price to materially differ from that used in the accompanying December 31, 1998 balance sheet.

     The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the LVMS acquisition had occurred as of January 1, 1997, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on that date, nor are they necessarily indicative of results which may occur in the future.



                                         PRO FORMA
                                   (IN THOUSANDS,EXCEPT
                                    PER SHARE AMOUNTS)
                                        YEAR ENDED
                                       DECEMBER 31,
                                ---------------------------
                                     1997          1998
                                ------------- -------------
  Total revenues ..............   $ 206,304     $ 264,583
  Net income ..................      26,551        40,672
                                  =========     =========
  Basic earnings per share ....   $    0.64     $    0.98
                                  =========     =========
  Diluted earnings per share ..   $    0.62     $    0.96
                                  =========     =========