Form 10-Q
period 1999-03-31
SPEEDWAY MOTORSPORTS INC
filed 1999-05-17
CIK 934648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Yes  X   No
   ----     ----


As of May 12, 1999, there were 41,549,578 shares of common stock outstanding.

                               INDEX TO FORM 10-Q

                                                                  PAGE
                                                                  ----
PART I  - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements - Unaudited               3

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              15

ITEM 3.  Quantitative and Qualitative Disclosures About             21
         Market Risk

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                           22

SIGNATURES                                                          23

                         PART I - FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                   December 31,    March 31,
                                                       1998          1999
                                                   -----------    ----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................  $ 35,399      $ 41,141
 Restricted cash ...................................       258           440
 Accounts and notes receivable .....................    28,924        36,576
 Prepaid income taxes ..............................    10,356         9,220
 Inventories .......................................    10,447        10,870
 Speedway condominiums held for sale ...............     4,930         4,730
 Prepaid expenses ..................................     2,026         2,819
                                                      --------      --------

   Total Current Assets ............................    92,340       105,796
                                                      --------      --------

PROPERTY AND EQUIPMENT, NET ........................   730,686       754,583

GOODWILL AND OTHER INTANGIBLE ASSETS, NET ..........    56,903        57,365

OTHER ASSETS:
 Marketable equity securities ......................     1,439         1,667
 Notes receivable ..................................    11,420        12,377
 Other assets ......................................    12,089         9,406
                                                      --------      --------

   Total Other Assets ..............................    24,948        23,450
                                                      --------      --------

   TOTAL ...........................................  $904,877      $941,194
                                                      ========      ========


                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                   December 31,    March 31,
                                                       1998          1999
                                                   ------------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt .............   $    539      $    548
 Accounts payable .................................      6,592        14,918
 Deferred race event income, net ..................     84,713       113,526
 Accrued expenses and other liabilities............     14,772        10,292
                                                      --------      --------
                                                       106,616       139,284
 Revolving credit facility and acquisition loan ...    254,050       254,050
                                                      --------      --------
    Total Current Liabilities .....................    360,666       393,334

LONG-TERM DEBT ....................................    199,335       200,208
PAYABLE TO AFFILIATES .............................      4,134         4,073
DEFERRED INCOME, NET ..............................     16,252        16,434
DEFERRED INCOME TAXES .............................     35,208        35,187
OTHER LIABILITIES .................................      2,162         2,698
                                                      --------      --------

    Total Liabilities .............................    617,757       651,934
                                                      --------      --------

COMMITMENTS (Notes 4 and 9)........................

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, shares
  authorized - 3,000,000, no shares issued ........         --            --
 Common stock, $.01 par value, shares authorized -
  200,000,000, issued and outstanding - 41,502,000
  in 1998 and 41,512,000 in 1999 ..................        415           415
 Additional paid-in capital .......................    157,216       157,379
 Retained earnings ................................    129,897       131,905
 Accumulated other comprehensive loss - unrealized
  loss on marketable equity securities ............       (408)         (439)
                                                      --------      --------

    Total Stockholders' Equity ....................    287,120       289,260
                                                      --------      --------

    TOTAL .........................................   $904,877      $941,194
                                                      ========      ========


                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                       -------------------
                                                            March 31,
                                                         1998        1999
                                                      --------   ---------
REVENUES:
 Admissions ...................................        $ 5,688     $19,826
 Event related revenue ........................          8,469      27,956
 Other operating revenue ......................          3,803       5,322
                                                       -------     -------
    Total Revenues ............................         17,960      53,104
                                                       -------     -------

OPERATING EXPENSES:
 Direct expense of events .....................          5,953      19,769
 Other direct operating expense ...............          2,222       3,527
 General and administrative ...................          8,174      10,800
 Depreciation and amortization ................          4,758       7,119
                                                       -------     -------
    Total Operating Expenses ..................         21,107      41,215
                                                       -------     -------
OPERATING INCOME (LOSS)........................         (3,147)     11,889
Interest expense, net .........................         (2,748)     (6,327)
Acquisition loan cost amortization ............             --      (2,263)
Other income, net .............................          1,044         174
                                                       -------     -------
INCOME (LOSS) BEFORE INCOME TAXES .............         (4,851)      3,473
Income tax provision (benefit).................         (1,928)      1,465
                                                       -------     -------
NET INCOME (LOSS)..............................        $(2,923)    $ 2,008
                                                       =======     =======

PER SHARE DATA:
  Basic earnings (loss) per share .............        $ (0.07)    $  0.05
                                                       =======     =======
   Weighted average shares outstanding ........         41,461      41,507
  Diluted earnings (loss) per share ...........        $ (0.07)    $  0.05
                                                       =======     =======
   Weighted average shares outstanding ........         44,613      44,872




                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)



                                                                                  Accumulated     Total
                                          Common Stock   Additional                  Other       Stock-
                                         --------------   Paid-In      Retained  Comprehensive   holders'
                                         Shares  Amount   Capital      Earnings      Loss        Equity
                                         ------  ------  ----------    --------  ------------- ----------

BALANCE - JANUARY 1, 1999 .............. 41,502   $415    $157,216     $129,897      $(408)    $287,120

Net income..............................     --     --          --        2,008         --        2,008

Exercise of stock options ..............     10     --         163           --         --          163

Net unrealized loss on marketable
 equity securities .....................     --     --          --           --        (31)         (31)
                                         ------   ----    --------     --------      -----     --------

BALANCE - MARCH 31, 1999................ 41,512   $415    $157,379     $131,905      $(439)    $289,260
                                         ======   ====    ========     ========      =====     ========





                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                            --------------------
                                                                   March 31,
                                                                1998      1999
                                                             ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) ....................................       $(2,923)   $ 2,008
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization .......................       4,758      7,119
    Gain on sale of marketable equity securities and
     investments ........................................        (131)      (133)
    Amortization of acquisition loan costs...............          --      2,263
    Amortization of deferred income......................         (68)       (81)
    Changes in operating assets and liabilities:
      Restricted cash....................................       1,392       (182)
      Accounts receivable................................      (2,301)    (8,519)
      Prepaid and accrued income taxes...................      (1,928)     1,136
      Inventories .......................................      (2,084)      (348)
      Condominiums held for sale.........................      12,873        200
      Accounts payable...................................      (5,152)     8,326
      Deferred race event income.........................      30,333     28,813
      Accrued expenses and other liabilities.............      (5,073)    (4,480)
      Deferred income....................................       2,364        263
      Other assets and liabilities.......................      (2,956)        11
                                                              -------    -------
        Net cash provided by operating activities .......      29,104     36,396
                                                              -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt..................       (18,291)      (131)
 Issuance of long-term debt............................        25,000         --
 Exercise of common stock options......................           389        163
                                                              -------    -------
        Net cash provided by financing activities .......       7,098         32
                                                              -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..................................       (36,478)   (30,484)
 Purchases of marketable equity securities and other
  investments..........................................          (100)      (644)
 Proceeds from sales of marketable equity securities
  and other investments................................           517        532
 Increase in notes and other receivables...............        (1,305)    (1,021)
 Repayment of notes and other receivables..............            --        931
                                                              -------    -------
        Net cash used in investing activities ...........      37,366)   (30,686)
                                                              -------    -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...        (1,164)     5,742

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......        28,148     35,399
                                                              -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............       $26,984    $41,141
                                                              =======    =======


                 See notes to consolidated financial statements.

    The following Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contain estimates and forward-looking statements as indicated by use of such terms as "estimates", "anticipates", "believes", "approximates", "expects", "intends", "hopes", or "projected", and variations of such words and similar expressions. Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could cause actual results to differ, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; disruption of the Company's relationship with NASCAR; and other factors that generally affect the business of sports and recreational companies.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway, Inc. and subsidiaries (LMSC), Las Vegas Motor Speedway LLC (LVMS), SPR Acquisition Corp. d/b/a Sears Point Raceway (SPR), Texas Motor Speedway, Inc.
(TMS), Speedway Systems LLC d/b/a Finish Line Events and subsidiaries (FLE), Oil-Chem Research Corp. and subsidiary (ORC), SoldUSA, Inc., Speedway Funding Corp. and Sonoma Funding Corp. (collectively, the Company).

    See Note 1 to the December 31, 1998 Consolidated Financial Statements for further description of the Company's business operations, properties and scheduled events.

    LVMS ACQUISITION (see Note 8) - On December 1, 1998, the Company acquired certain tangible and intangible assets, including the real and personal property and operations of LVMS, an industrial park and certain adjacent unimproved land for approximately $215.0 million, consisting principally of net cash outlay of $210.4 million and assumed associated deferred revenue. The acquisition was financed with borrowings under the Company's revolving credit facility and acquisition loan (see Note 5).

    NAMING RIGHTS AGREEMENT - In February 1999, the Company entered into a ten year naming rights agreement whereby Charlotte Motor Speedway has been renamed Lowe's Motor Speedway (at Charlotte) for gross fees aggregating approximately $35,000,000 over the agreement term. The agreement specifies, among other things, that essentially all promotional signage, souvenirs, marketing and other associated materials, formerly bearing Charlotte Motor Speedway insignia, be renamed Lowe's Motor Speedway (at Charlotte). Fee revenues, net of associated expenses, will be recognized ratably over the ten year agreement term.

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

2. SIGNIFICANT ACCOUNTING POLICIES

    These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 1998 included in its 1998 Annual Report on Form 10-K.

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

    A major NASCAR sanctioned racing event occurred at BMS on the weekends of March 27-29, 1998 and April 9-11, 1999. A major NASCAR sanctioned racing event occurred at TMS on the weekends of April 3-5, 1998 and March 26-28, 1999. Also, a major NASCAR sanctioned racing event occurred, and is scheduled to occur, at SPR on the weekends of June 27-28, 1998 and June 26-27, 1999. Accordingly, the revenues and direct expenses of these race events are recognized in the second quarter of both calendar years, and the reporting periods for the three months ended March 31, 1998 and 1999 are comparable.

    The Busch Grand National series race at AMS, originally scheduled to be held March 7, 1998, was rescheduled to November 7, 1998 due to poor weather conditions. Certain advance revenues and direct expenses related to the rescheduled Busch race were deferred as of March 31, 1998. Rescheduling did not materially impact revenues and operating expenses as reported for the three months ended March 31, 1998.

    SPEEDWAY CONDOMINIUMS HELD FOR SALE - The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 42 and 66, respectively, have been sold or contracted for sale as of March 31, 1999. Speedway condominiums held for sale represent 4 condominiums at AMS and 10 condominiums at TMS which are substantially complete and are being marketed.

    MARKETABLE EQUITY SECURITIES - The Company's marketable equity securities are classified as "available for sale" and are not bought and held principally for the purpose of selling them in the near term. Valuation allowances for unrealized losses of $408,000 and $439,000, net of $272,000 and $293,000 in tax benefits, are reflected as a charge to stockholders' equity to reduce the carrying amount of long-term marketable equity securities to market value as of December 31, 1998 and March 31, 1999, respectively.

    DEFERRED FINANCING COSTS AND ACQUISITION LOAN COST AMORTIZATION - Acquisition loan cost amortization results from financing costs incurred in obtaining an amended credit facility and acquisition loan to fund the Company's acquisition of LVMS in December 1998 (see Note 5). Associated deferred financing costs of $4,050,000 are being amortized over the loan term which matures May 31, 1999.

    DEFERRED INCOME - Deferred income as of December 31, 1998 and March 31, 1999 consisted of the following (in thousands):

                                                             December 31,  March 31,
                                                                1998         1999
                                                             ------------  ---------
TMS Preferred Seat License fee deposits, net.............      $12,624      $12,685
Deferred gain on TMS condominium sales...................        2,817        3,015
Deferred LMSC Speedway Club membership income and other..          811          734
                                                               -------      -------
  Total..................................................      $16,252      $16,434
                                                               =======      =======

     Fees received under Preferred Seat License (PSL) agreements were deferred prior to TMS hosting its first Winston Cup race on April 6, 1997. The Company began amortizing net PSL fee revenues into income over the estimated useful life of TMS's facility upon its opening. After May 31, 1999, license agreements are transferrable once each year subject to certain terms and conditions. PSL fee deposits are reported net of expenses of $1,052,000 at December 31, 1998 and March 31, 1999. Amortization income recognized in the three months ended March 31, 1998 and 1999 was $126,000 and $62,000.

     Certain condominium sales contracts, aggregating approximately $17,300,000 as of March 31, 1999, provide buyers the right to require the Company to repurchase real estate within three years from the purchase date. Gain recognition has been deferred until the buyer's right expires. Management believes the likelihood of buyers exercising such rights, in amounts that at any one time or in the aggregate would be significant, is remote.

3. INVENTORIES

     Inventories as of December 31, 1997 and March 31, 1999 consist of the following components (in thousands):

                                                         December 31,    March 31,
                                                             1998           1999
                                                         ------------    ---------
Souvenirs and apparel...................................     $ 5,023      $ 5,649
Finished vehicles, parts and accessories................       4,409        3,934
Oil additives, food and other...........................       1,015        1,287
                                                             -------      -------
   Total................................................     $10,447      $10,870
                                                             =======      =======

4. PROPERTY AND EQUIPMENT

     CONSTRUCTION IN PROGRESS - As of March 31, 1999, the Company had various construction projects underway to increase and improve grandstand seating capacity, luxury suites, facilities for fan amenities, and make various other site improvements at each of its speedways. For example, BMS is reconstructing and expanding its dragstrip with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Construction is expected to be completed before the hosting of BMS's inaugural NHRA-sanctioned Winston Showdown in July 1999.

     As of March 31, 1999, construction of LVMS's 1.4 million square foot industrial park was nearing completion and is expected to commence operations in the first half of 1999. The industrial park is expected to be leased under triple net operating leases primarily to businesses and individuals involved in racing and related industries. Also, construction of an office and entertainment complex overlooking TMS, similar to The Smith Tower and Speedway Club at LMSC, was nearing completion. TMS will derive rental, catering, dining and dues revenues from the dining-entertainment and health-fitness club complex, The Texas Motor Speedway Club, which opened March 26, 1999. The estimated aggregate cost of capital expenditures in 1999 will approximate $60,000,000.

5. LONG-TERM DEBT

     BANK CREDIT FACILITY AND ACQUISITION LOAN (SEE NOTE 9) - On November 23, 1998, the Company's credit facility dated August 4, 1997 was amended and restated in connection with the Company's December 1998 acquisition of LVMS. The amended credit facility and acquisition loan (the Acquisition Loan) increased the Company's overall borrowing limit from $175,000,000 to $270,000,000 to fund the LVMS acquisition and maintain a revolving credit facility for working capital needs and general corporate purposes. At December 31, 1998 and March 31, 1999, the Company had $254,050,000 in outstanding borrowings under the Acquisition Loan. Interest is based, at the Company's option, upon (i) LIBOR plus 1.125% or (ii) the greater of NationsBank's prime rate or the Federal funds rate plus .5%.

     The Acquisition Loan matures May 31, 1999. While the Company does not believe maturity will result in the use of significant working capital, the outstanding borrowings of $254,050,000 have been classified as a current liability in the accompanying balance sheets in accordance with generally accepted accounting principles. As further described in Note 9, the Company refinanced a portion of the Acquisition Loan with proceeds from a private placement offering of 8 1/2% senior subordinated notes in the aggregate principal amount of $125,000,000 on May 11, 1999. In May 1999, the Company intends to obtain a replacement revolving credit facility with sufficient overall borrowing limits to fully repay and retire the Acquisition Loan, and for working capital and general corporate purposes.

     SENIOR SUBORDINATED NOTES - In August 1997, the Company issued 8 1/2% senior subordinated notes (the Senior Notes) in the aggregate principal amount of $125,000,000. The Senior Notes are unsecured, mature in August 2007 and are redeemable at the Company's option after August 15, 2002. Interest payments are due semi-annually on February 15 and August 15.

     CONVERTIBLE SUBORDINATED DEBENTURES - In October 1996, the Company issued 5 3/4% convertible subordinated debentures in the aggregate principal amount of $74,000,000. The debentures are unsecured, mature on September 30, 2003, are convertible into common stock at the holder's option at $31.11 per share until maturity and are redeemable at the Company's option after September 29, 2000. In conversion, 2,378,565 shares of common stock are issuable (see Note 6). Semi-annual interest payments are due on March 31 and September 30.

     INTEREST EXPENSE - Interest expense, net for the three months ended March 31, 1998 and 1999 includes interest expense of $3,408,000 and $7,037,000, and interest income of $660,000 and $710,000. The Company capitalized interest costs of $905,000 and $943,000 during the three months ended March 31, 1998 and 1999. The weighted-average interest rate on borrowings under the Credit Facility and Acquisition Loan during the three months ended March 31, 1998 and 1999 was 6.4% and 6.3%.

6. PER SHARE DATA

     The computations of diluted earnings (loss) per share were anti-dilutive for the three months ended March 31, 1998 and 1999; therefore, reported basic and diluted per share amounts are the same.

     Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt (see Note 5). The following schedule reconciles basic and diluted earnings per share(dollars and shares in thousands):

                                                          Net          Weighted
                                                        Income         Average        Earnings
Three Months Ended:                                     (Loss)          Shares        Per Share
-------------------                                     ------          ------        ---------
  March 31, 1998:
  Basic loss per share.......................           $(2,923)        41,461         $(0.07)
  Dilution adjustments:
     Common stock equivalents - stock options.               --            773
     5 3/4% Convertible debentures ...........              513          2,379
                                                        -------         ------
  Diluted loss per share.....................           $(2,410)        44,613         $(0.07)
                                                        =======         ======

 March 31, 1999:
  Basic earnings per share...................           $ 2,008         41,507          $0.05
  Dilution adjustments:
     Common stock equivalents - stock options.               --            986
     5 3/4% Convertible debentures ...........              563          2,379
                                                        -------          -----
  Diluted earnings per share.................           $ 2,571         44,872          $0.05
                                                        =======         ======

7. RELATED PARTY TRANSACTIONS

     Notes receivable at December 31, 1998 and March 31, 1999 include a note receivable of $798,000 and $810,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note before March 31, 2000, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

     Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $842,000 at December 31, 1998 and $1,568,000 at March 31, 1999. The principal balance of the note represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value. The note bears interest at 1% over prime. Because the Company does not anticipate repayment of the note before March 31, 2000, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

     From time to time, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), an affiliate of the Company through common ownership. The Company had a net receivable from Sonic Financial for $1,040,000 at December 31, 1998 and $909,000 at March 31, 1999. The amounts are classified as short-term based on expected repayment dates.

     Amounts payable to affiliates at December 31, 1998 and March 31, 1999 includes $2,592,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at 1% over prime. The entire amount is classified as long-term based on expected repayment dates. Amounts payable to affiliates at December 31, 1998 and March 31, 1999 also include $1,542,000 and $1,471,000 owed to a former LVMS shareholder and executive officer, who is now a LVMS officer and employee, in equal monthly payments through December 2003 at 6.4% imputed interest.

8. LAS VEGAS MOTOR SPEEDWAY ACQUISITION

     As further described in Note 1, the Company acquired Las Vegas Motor Speedway on December 1, 1998. The LVMS acquisition was accounted for using the purchase method in accordance with APB No. 16. The results of operations after the acquisition date are included in the Company's consolidated statements of income. The purchase price has been allocated to assets and liabilities acquired at their estimated fair market values at acquisition date. The Company obtained an independent appraisal of the LVMS property and equipment acquired, the fair values of which have been used in the accompanying financial statements. In the near future, the Company plans to obtain an independent appraisal of the fair value of other LVMS net assets acquired, including identifiable intangibles, if any. Accordingly, the purchase price allocation is preliminary. However, based on current information, Company management does not expect the final allocation of the purchase price to materially differ from that used in the accompanying consolidated balance sheets.

     The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the LVMS acquisition had occurred as of January 1, 1998, after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on that date, nor are they necessarily indicative of results which may occur in the future.

                                                                  Pro Forma
                                                            (in thousands,except
                                                             per share amounts)
                                                             Three Months Ended
                                                            --------------------
                                                                  March 31,
                                                                    1998
                                                                  --------
Total revenues..............................                      $42,898
Net income..................................                        2,238
                                                                  =======
Basic earnings per share ...................                        $0.05
Diluted earnings per share .................                        $0.05

9. SUBSEQUENT EVENT - ISSUANCE OF SENIOR SUBORDINATED NOTES

     SENIOR SUBORDINATED NOTES - On May 11, 1999, the Company completed a private placement of 8 1/2% senior subordinated notes (the 1999 Senior Notes) in the aggregate principal amount of $125,000,000. The 1999 Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002. Interest payments are due semi-annually on February 15 and August 15 commencing August 15, 1999. The 1999 Senior Notes are subordinated to all present and future senior secured indebtedness of the Company. Redemption prices in fiscal year periods ending August 15 are 104.25% in 2002, 102.83% in 2003, 101.42% in 2004 and 100% in 2005 and thereafter. The Company intends to file a registration statement to register these notes during the second quarter of 1999. Net proceeds, after issuance at 103% of face value, commissions and discounts, were approximately $125,737,000 which will be used to repay a portion of the outstanding borrowings under the Acquisition Loan.

     The Indenture governing the 1999 Senior Notes contains certain specified restrictive and required financial covenants. The Company has agreed not to pledge its assets to any third party except under certain limited circumstances. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. The Indenture and 1999 Credit Facility agreements will likely contain cross-default provisions.

     BANK CREDIT FACILITY REPLACEMENT - The Company is currently negotiating the terms of a long-term, secured, senior revolving credit facility with a syndicate of banks led by NationsBank, N.A. as an agent and lender (the 1999 Credit Facility). The 1999 Credit Facility is expected to be obtained by May 31, 1999 and to have an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit. The 1999 Credit Facility would mature in 2004 and would be secured by a pledge of the capital stock of all Company subsidiaries and limited liability company interests. Also, the Company would likely agree not to pledge its assets to any third party. The 1999 Credit Facility would be used to fully repay and retire then outstanding borrowings under the Acquisition Loan after reduction for the application of proceeds from the 1999 Senior Notes offering, and for working capital and general corporate purposes.

     Interest is expected to be based, at the Company's option, upon (i) LIBOR plus .5% to 1.125% or (ii) the greater of NationsBank's prime rate or the Federal fund rate plus .5%. The margin applicable to LIBOR borrowings would be adjusted periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, among other items, the Company will likely be required to meet certain financial covenants, including specified levels of net worth and ratios of (i) debt to EBITDA, and (ii) earnings before interest and taxes (EBIT) to interest expense. The 1999 Credit Facility also will likely contain certain limitations on cash expenditures to acquire additional motor speedways without the consent of the lenders, and limit the Company's consolidated capital expenditures to amounts not to exceed $125 million annually and $500 million in the aggregate over the loan term. The Company also would agree to certain other limitations or prohibitions concerning the incurrence of other indebtedness, transactions with affiliates, guaranties, asset sales, investments, dividends, distributions and redemptions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

OVERVIEW

     The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedway facilities, from the sale of food, beverage and souvenirs during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events, and from the licensing of television, cable network and radio rights to broadcast such events. The Company derives additional revenue from The Speedway Club, a dining and entertainment facility at LMSC, Legends Car operations, from Oil-Chem, which produces environmentally friendly motor oil additives, and from Wild Man Industries (WMI), a wholly-owned subsidiary of FLE, that is a screen printing and embroidery manufacturer and distributor of wholesale and retail apparel.

     The Company classifies its revenues as admissions, event-related revenues and other operating revenue. "Admissions" includes ticket sales for all of the Company's events. "Event related revenues" includes food, beverage and souvenir sales, luxury suite rentals, sponsorship fees and broadcast right fees. "Other operating revenue" includes the Speedway Club, Legends Car, industrial park rental, WMI and Oil-Chem revenues. The Company's revenue items produce different operating margins. Sponsorships, broadcast rights, ticket sales and luxury suite rentals produce higher margins than concessions and souvenir sales, as well as Legends Car sales.

     The Company classifies its expenses to include direct expense of events and other direct operating expense, among other things. "Direct expense of events" principally consists of race purses, sanctioning fees, cost of souvenir sales, compensation of certain employees and advertising. "Other direct operating expense" includes the cost of the Speedway Club and Legends Car sales, and industrial park rentals, WMI and Oil-Chem revenues.

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

SEASONALITY AND QUARTERLY RESULTS

     In 1998, the Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 15 major NASCAR sanctioned races, four IRL races, three NASCAR Craftsman Truck Series races and one National Hot Rod Association Nationals racing event. In 1999, the Company currently will host 17 major NASCAR-sanctioned races, five IRL races, four NASCAR Craftsman Truck Series and two major National Hot Rod Association racing events. As a result, the Company's business has been, and is expected to remain, highly seasonal.

     In 1997 and 1998, the Company's second and fourth quarters accounted for 78% and 74%, respectively, of its total annual revenues and 100% and 97%, respectively, of its total annual operating income. The Company sometimes produces minimal operating income or losses during its third quarter when it hosts only one major NASCAR race weekend. In 1999, the Company's operating results for the first and thirds quarters will be significantly impacted by the additional scheduled racing events at LVMS. The concentration of racing events in the second quarter, and the growth in the Company's operations with attendant increases in overhead expenses, will tend to increase operating losses or minimize operating income in future first and third quarters.

     Also, race dates at the Company's various facilities may be changed from time to time, lessening the comparability of the financial results of quarters between years and increasing or decreasing the seasonal nature of the Company's business.

     The results of operations for the three months ended March 31, 1998 and 1999 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

     Set forth below is certain comparative summary information with respect to the Company's scheduled major NASCAR-sanctioned racing events for 1998 and 1999:

                                                      NUMBER OF SCHEDULED MAJOR
                                                      NASCAR-SANCTIONED EVENTS
                                                      ------------------------
                                                          1998        1999
                                                          ----        ----
     1st Quarter.......................                    1(*)         4
     2nd Quarter.......................                    8            8
     3rd Quarter.......................                    2            2
     4th Quarter.......................                    4(*)         3
                                                          --           --
       Total...........................                   15           17
                                                          ==           ==

(*) Reflects rescheduling of the Busch Grand National series race at AMS from March to November 1998 due to poor weather conditions.

RESULTS OF OPERATIONS

     The NASCAR sanctioned Busch Grand National series race at AMS, originally scheduled to be held March 7, 1998, was rescheduled to November 7, 1998 due to poor weather conditions. Rescheduling did not materially impact revenues and operating expenses as reported for the three months ended March 31, 1998.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

     TOTAL REVENUES. Total revenues for the three months ended March 31, 1999 increased by $35.1 million, or 195.7%, to $53.1 million, over such revenues for the same period in 1998. This improvement was due to increases in all revenue items, particularly admissions and event related revenues.

     ADMISSIONS. Admissions for the three months ended March 31, 1999 increased by $14.1 million, or 248.6%, over admissions for the same period in 1998. This increase was due primarily to hosting new NASCAR-sanctioned racing events at LVMS, which was acquired in December 1998. The increase also was due to growth in NASCAR-sanctioned racing events held at AMS during the current quarter. The growth in admissions also reflects the continued increases in attendance and in ticket prices, and additions to permanent seating capacity.

     EVENT RELATED REVENUE. Event related revenue for the three months ended March 31, 1999 increased by $19.5 million, or 230.1%, over such revenue for the same period in 1998. This increase was due primarily to hosting NASCAR-sanctioned racing events at the Company's newly acquired LVMS. The increase also was due to increases in broadcast rights and sponsorship fees, and to growth in attendance, including related increases in concessions and souvenir sales.

     OTHER OPERATING REVENUE. Other operating revenue for the three months ended March 31, 1999 increased by $1.5 million, or 39.9%, over such revenue for the same period in 1998. This increase was primarily attributable to revenues derived from WMI, which was acquired in October 1998, and to an increase in Legend Car revenues of 600 Racing.

     DIRECT EXPENSE OF EVENTS. Direct expense of events for the three months ended March 31, 1999 increased by $13.8 million, or 232.1%, over such expense for the same period in 1998. This increase was due primarily to hosting NASCAR-sanctioned racing events at the Company's newly acquired LVMS. The increase also was due to higher race purses and sanctioning fees required for NASCAR-sanctioned racing events held at AMS, and to increased operating costs associated with the growth in attendance, including related increases in concessions and souvenir sales.

     OTHER DIRECT OPERATING EXPENSE. Other direct operating expense for the three months ended March 31, 1999 increased by $1.3 million, or 58.7%, over such expense for the same period in 1998. The increase includes expenses associated with other operating revenues derived from WMI and with the increase in revenues derived from Legend Cars of 600 Racing.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the three months ended March 31, 1999 increased by $2.6 million, or 32.1%, over such expense for the same period in 1998. The increase was primarily attributable to costs associated with the Company's newly acquired LVMS. The increase also was due to increases in operating costs associated with the growth and expansion at the Company's other speedways.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 31, 1999 increased by $2.4 million, or 49.6%, over such expense for the same period in 1998. This increase was primarily due to property and equipment and intangible assets related to the LVMS acquisition. The increase also was due to additions to property and equipment at the Company's other speedways.

     OPERATING INCOME. Operating income for the three months ended March 31, 1999 increased $15.0 million to $11.9 million compared to an operating loss of $3.1 million for the same period in 1998. This increase was due to the factors discussed above.

     INTEREST EXPENSE, NET. Interest expense, net for the three months ended March 31, 1999 was $6.3 million compared to $2.7 million for the same period in 1998. This increase was due primarily to higher average borrowings outstanding during the three months ended March 31, 1999 as compared to the same period in 1998. The increase reflects additional borrowings to fund the LVMS acquisition.

     ACQUISITION LOAN COST AMORTIZATION. Acquisition loan cost amortization of $2.3 million for the three months ended March 31, 1999 represents financing costs incurred in obtaining the Acquisition Loan to fund the LVMS acquisition. Associated deferred financing costs of $4.1 million are being amortized over the loan term which matures May 31, 1999.

     OTHER INCOME. Other income for the three months ended March 31, 1999 decreased by $870,000 over such income for the same period in 1998. This decrease results primarily from gains on sales of eight TMS condominiums in the three months ended March 31, 1998. No sales of TMS condominiums occurred in the three months ended March 31, 1999.

     INCOME TAX PROVISION. The Company's effective income tax rate for the three months ended March 31, 1999 and 1998 was 40%.

     NET INCOME. Net income for the three months ended March 31, 1999 increased by $4.9 million to $2.0 million, compared to a net loss of $2.9 million for the same period in 1998. This increase was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the first quarter of 1999 for improvements and expansion at its speedway facilities. Significant changes in the Company's financial condition and liquidity during the three months ended March 31, 1999 resulted primarily from: (1) net cash generated by operations amounting to $36.4 million and (2) capital expenditures amounting to $30.5 million. As of March 31, 1999, the Company had $254.1 million in outstanding borrowings under the $270.0 million Acquisition Loan.

     SENIOR SUBORDINATED NOTES - On May 11, 1999, the Company completed a private placement of 8 1/2% senior subordinated notes in the aggregate principal amount of $125,000,000. The 1999 Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002 at varying redemption prices. Interest payments are due semi-annually on February 15 and August 15 commencing August 15, 1999. The Company intends to file a registration statement to register these notes during the second quarter of 1999. Net proceeds, after issuance at 103% of face value, commissions and discounts, were approximately $125,737,000 which will be used to repay a portion of the outstanding borrowings under the Acquisition Loan. The Indenture governing the 1999 Senior Notes contains certain specified restrictive and required financial covenants.

     BANK CREDIT FACILITY REPLACEMENT - The Company is currently negotiating the terms of a long-term, secured, senior revolving credit facility with a syndicate of banks led by NationsBank, N.A. as an agent and lender (the 1999 Credit Facility). The 1999 Credit Facility is expected to be obtained by May 31, 1999 and to have an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit. The 1999 Credit Facility would mature in 2004 and would be secured by a pledge of the capital stock of all Company subsidiaries and limited liability company interests. Also, the Company would agreed not to pledge its assets to any third party. The 1999 Credit Facility would be used to fully repay and retire then outstanding borrowings under the Acquisition Loan after reduction for the application of proceeds from the 1999 Senior Notes, and for working capital and general corporate purposes.

     Interest is expected to be based, at the Company's option, upon (i) LIBOR plus .5% to 1.125% or (ii) the greater of NationsBank's prime rate or the Federal fund rate plus .5%. The margin applicable to LIBOR borrowings would be adjusted periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, among other items, the 1999 Credit Facility will likely require the Company to meet certain financial covenants and contain certain limitations on cash expenditures to acquire additional motor speedways without the consent of the lenders.

     Management anticipates that cash from operations, and funds available through the 1999 Senior Notes and 1999 Credit Facility, will be sufficient to meet the Company's operating needs through 1999, including planned capital expenditures at its speedway facilities. Based upon anticipated future growth and financing requirements, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.

CAPITAL EXPENDITURES

     Significant growth in the Company's revenues depends, in large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

     In 1999, AMS plans to continue improving and expanding its on-site roads and available parking, as well as reconfiguring traffic patterns and entrances, to ease congestion and improve traffic flow. BMS is reconstructing and expanding its dragstrip with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Construction of the Bristol Dragway is expected to be completed in mid-1999. LMSC plans to add approximately 10,000 permanent seats, further expand concessions, restroom and other fan amenities facilities, and make other site improvements. In 1999, LVMS plans to add approximately 15,000 permanent seats, expand concessions, restroom and other fan amenities facilities, and make other site improvements. SPR plans to further expand and improve seating and viewing areas to increase spectator comfort and enjoyment. Also in 1999, pending governmental approvals, the Company expects to begin major renovations at SPR, including its on-going reconfiguration into a "stadium-style" road racing course, the addition of approximately 45,000 permanent seats, and improving and expanding concessions, restroom and other fan amenities facilities. Construction of the Texas Motor Speedway Club and corporate offices was substantially completed with their opening in March 1999. In 1999, after adding approximately 25,000 permanent seats, exclusive of SPR, the Company's total permanent seating capacity will exceed 690,000 and the total number of luxury suites will be approximately 659.

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

DIVIDENDS

     The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company intends to retain its earnings to provide funds for operations, capital expenditures and expansion. Any decision concerning the payment of dividends on the common stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such factors as permissibility under the anticipated 1999 Credit Facility, the Senior Notes and the 1999 Senior Notes, and as the Board of Directors, in its sole discretion, may consider relevant. The 1999 Credit Facility, the Senior Notes and the 1999 Senior Notes presently preclude the payment of any dividends by the Company.

YEAR 2000 COMPLIANCE

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

     Should Year 2000 problems arise, management believes interruption to Company operations would be limited principally to delays in capital projects during the first two months of 2000. Also, management is not aware of any significant potential Year 2000 problems or risks involving third parties based on the nature of the Company's relationships with third parties such as NASCAR and other sanctioning bodies, network and cable television companies, major sponsors, and financial services companies. Management believes that any potential adverse consequences or risk of financial loss from Year 2000 issues are substantially mitigated because the Company's first significant racing event, as presently scheduled, does not occur until March 2000. Although Year 2000 problems could cause temporary minor inconveniences, the Company and third parties likely would have over two months to resolve any significant Year 2000 matters that might arise.

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

MAY 1999 IRL RACE EVENT CANCELLED AFTER ACCIDENT

     LMSC cancelled its May 1, 1999 IRL event after three spectators were killed and eight others injured when debris from an on-track accident at LMSC entered a grandstand during the race. The Company is investigating this incident and has not reached any conclusion regarding it. The Company will be providing refunds to paid ticket holders for the IRL event, and will be pursuing recovery of associated race purse and sanction fees. The Company is presently unable to determine whether this incident will result in claims by injured parties or their representatives or other liabilities that may have a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has no been no significant change in the Company's interest rate risk or equity price risk as of and during the three months ended March 31, 1999.

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

*3.4 Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement of Form S-4 (File No. 333-35091) of the Company (the "September 1997 Form S-4")).

*4.1 Form of Stock Certificate (incorporated by reference to Exhibit 4.1 of the
     Form S-1).

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

*4.5 Form of 8 1/2% Senior Subordinated Notes due 2007 (included in the First
     Trust Indenture).

10.1 Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe's Home Centers, Inc., Lowe's HIW, Inc., and Sterling Advertising Ltd.

27.0 Financial data schedule for the three month period ended March 31, 1999.
--------
* Previously filed


     (b) The Company filed a report on Form 8-K/A dated February 12, 1999 containing the required audited financial statements and unaudited pro forma financial information as referenced in the Company's report on Form 8-K dated December 1, 1998 related to the acquisition of Las Vegas Motor Speedway by Speedway Motorsports, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SPEEDWAY MOTORSPORTS, INC.
                                  (REGISTRANT)



Date: May 12, 1999                    By:    /s/ O. Bruton Smith
      -----------------                  ---------------------------
                                               O. Bruton Smith
                                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER



Date: May 12, 1999                    By:    /s/ William R. Brooks
      -----------------                  ---------------------------
                                               William R. Brooks
                                         VICE PRESIDENT, CHIEF FINANCIAL
                                         OFFICER, TREASURER AND DIRECTOR
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                           SPEEDWAY MOTORSPORTS, INC.
                      FOR THE QUARTER ENDED MARCH 31, 1999

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
------           -----------------------

 27.0 Financial data schedule for the three month period ended March 31, 1999.