Form 10-Q/A
period 1999-03-31
SPEEDWAY MOTORSPORTS INC
filed 1999-05-19
CIK 934648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------



                                   FORM 10-Q/A


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

     This Amendment to the Quarterly Report on Form 10-Q of Speedway Motorsports, Inc. for the quarter ended March 31, 1999 (the "Form 10-Q") is filed solely for the purpose of filing Exhibit 10.1 to the Form 10-Q, which exhibit was inadvertently omitted from the Form 10-Q filed with the Securities and Exchange Commission on May 17, 1999.


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


*27.0 Financial data schedule for the three month period ended March 31, 1999.
--------
* Previously filed

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SPEEDWAY MOTORSPORTS, INC.
                                  (REGISTRANT)




Date: May 19, 1999                    By:    /s/ O. Bruton Smith
      -----------------                  ---------------------------
                                               O. Bruton Smith
                                      CHAIRMAN AND CHIEF EXECUTIVE OFFICER



Date: May 19, 1999                    By:    /s/ William R. Brooks
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

*27.0 Financial data schedule for the three month period ended March 31, 1999.
--------
* Previously filed