Form 10-Q
period 1999-06-30
SPEEDWAY MOTORSPORTS INC
filed 1999-08-12
CIK 934648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Yes  X   No


As of August 12, 1999, there were 41,597,482 shares of common stock outstanding.

                               INDEX TO FORM 10-Q

                                                                  PAGE
PART I  - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements - Unaudited               3

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              17

ITEM 3.  Quantitative and Qualitative Disclosures About             24
         Market Risk

PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                  25

ITEM 4.  Submission of Matters to a Vote of Security Holders        25

ITEM 6.  Exhibits and Reports on Form 8-K                           25

SIGNATURES                                                          28

                         PART I - FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                      June 30,      December 31,
                                                        1999          1998
                                                       --------    -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................  $ 35,750      $ 35,399
 Restricted cash ...................................       605           258
 Accounts and notes receivable .....................    26,742        28,924
 Prepaid income taxes ..............................        --        10,356
 Inventories .......................................    12,002        10,447
 Speedway condominiums held for sale ...............     5,533         4,930
 Prepaid expenses ..................................     3,993         2,026
                                                      --------      --------

   Total Current Assets ............................    84,625        92,340
                                                      --------      --------

PROPERTY AND EQUIPMENT, NET ........................   771,397       730,686

GOODWILL AND OTHER INTANGIBLE ASSETS, NET ..........    57,979        56,903

OTHER ASSETS:
 Marketable equity securities ......................     2,013         1,439
 Notes receivable ..................................    12,610        11,420
 Other assets ......................................    14,207        12,089
                                                      --------      --------

   Total Other Assets ..............................    28,830        24,948
                                                      --------      --------

   TOTAL ...........................................  $942,831      $904,877
                                                      ========      ========

                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                      June 30,   December 31,
                                                        1999         1998
                                                        ----         ----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt .............   $    557      $    539
 Accounts payable .................................     12,659         6,592
 Deferred race event income, net ..................     50,892        84,713
 Accrued income taxes..............................     14,429            --
 Accrued interest .................................      7,261         5,108
 Accrued expenses and other liabilities............     11,940         9,664
                                                      --------      --------
                                                        97,738       106,616
 Revolving credit facility and acquisition loan ...         --       254,050
                                                      --------      --------
    Total Current Liabilities .....................     97,738       360,666

LONG-TERM DEBT ....................................    458,786       199,335
PAYABLE TO AFFILIATES .............................      3,992         4,134
DEFERRED INCOME, NET ..............................     15,751        16,252
DEFERRED INCOME TAXES .............................     35,329        35,208
OTHER LIABILITIES .................................      3,083         2,162
                                                      --------      --------

    Total Liabilities .............................    614,679       617,757
                                                      --------      --------

COMMITMENTS (Notes 4 and 9)........................

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, shares
  authorized - 3,000,000, no shares issued ........         --            --
 Common stock, $.01 par value, shares authorized -
  200,000,000, issued and outstanding - 41,568,000
  in 1999 and 41,502,000 in 1998 ..................        416           415
 Additional paid-in capital .......................    158,644       157,216
 Retained earnings ................................    169,317       129,897
 Accumulated other comprehensive loss - unrealized
  loss on marketable equity securities ............       (225)         (408)
                                                      --------      --------

    Total Stockholders' Equity ....................    328,152       287,120
                                                      --------      --------

    TOTAL .........................................   $942,831      $904,877
                                                      ========      ========


                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                            June 30,
                                                        1999        1998
                                                      --------   ---------
REVENUES:
 Admissions ...................................       $ 63,051    $ 55,708
 Event related revenue ........................         69,377      57,314
 Other operating revenue ......................          7,626       4,717
                                                      --------    --------
    Total Revenues ............................        140,054     117,739
                                                      --------    --------

OPERATING EXPENSES:
 Direct expense of events .....................         46,558      40,810
 Other direct operating expense ...............          5,683       3,038
 General and administrative ...................         11,518       8,771
 Depreciation and amortization ................          7,140       4,981
                                                      --------    --------
    Total Operating Expenses ..................         70,899      57,600
                                                      --------    --------
OPERATING INCOME ..............................         69,155      60,139
Interest expense, net .........................         (6,325)     (2,864)
Acquisition loan cost amortization ............         (1,135)         --
Other income, net .............................            121         393
                                                      --------    --------
INCOME BEFORE INCOME TAXES ....................         61,816      57,668
Income tax provision...........................         24,404      23,054
                                                      --------    --------
NET INCOME ....................................       $ 37,412    $ 34,614
                                                      ========    ========

PER SHARE DATA:
  Basic earnings per share ....................       $   0.90    $   0.83
                                                      ========    ========
   Weighted average shares outstanding ........         41,549      41,487
  Diluted earnings per share ..................       $   0.84    $   0.79
                                                      ========    ========
   Weighted average shares outstanding ........         44,993      44,657




                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                        1999        1998
                                                      --------   ---------
REVENUES:
 Admissions ...................................       $ 82,877    $ 61,396
 Event related revenue ........................         97,333      65,783
 Other operating revenue ......................         12,948       8,520
                                                      --------    --------
    Total Revenues ............................        193,158     135,699
                                                      --------    --------

OPERATING EXPENSES:
 Direct expense of events .....................         66,327      46,763
 Other direct operating expense ...............          9,210       5,260
 General and administrative ...................         22,318      16,945
 Depreciation and amortization ................         14,259       9,739
                                                      --------    --------
    Total Operating Expenses ..................        112,114      78,707
                                                      --------    --------
OPERATING INCOME ..............................         81,044      56,992
Interest expense, net .........................        (12,652)     (5,612)
Acquisition loan cost amortization ............         (3,398)         --
Other income, net .............................            295       1,437
                                                      --------    --------
INCOME BEFORE INCOME TAXES ....................         65,289      52,817
Income tax provision...........................         25,869      21,126
                                                      --------    --------
NET INCOME.....................................       $ 39,420    $ 31,691
                                                      ========    ========

PER SHARE DATA:
  Basic earnings per share ....................       $   0.95    $   0.76
                                                      ========    ========
   Weighted average shares outstanding ........         41,528      41,474
  Diluted earnings per share ..................       $   0.90    $   0.73
                                                      ========    ========
   Weighted average shares outstanding ........         44,932      44,635




                 See notes to consolidated financial statements.



                                         SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                       (In thousands)
                                                         (Unaudited)



                                                                                  Accumulated     Total
                                                       Additional                    Other       Stock-
                                          Common Stock    Paid-In      Retained   Comprehensive  holders'
                                         Shares  Amount   Capital      Earnings      Loss        Equity
                                         ------  ------   -------      --------      ----        ------

BALANCE - JANUARY 1, 1999 .............. 41,502   $415    $157,216     $129,897      $(408)    $287,120

Net income..............................     --     --          --       39,420         --       39,420

Exercise of stock options ..............     50      1       1,018           --         --        1,019

Issuances of stock under employee
 stock purchase plan ...................     16     --         410           --         --          410

Net unrealized gain on marketable
 equity securities .....................     --     --          --           --        183          183
                                         ------   ----    --------     --------      -----     --------

BALANCE - JUNE 30, 1999.. .............. 41,568   $416    $158,644     $169,317      $(225)    $328,152
                                         ======   ====    ========     ========      =====     ========





                 See notes to consolidated financial statements.





                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Six Months Ended
                                                               -----------------
                                                                   June 30,
                                                               1999       1998
                                                               ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .............................................   $  39,420    $  31,691
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization .......................      14,259        9,739
    Gain on sale of marketable equity securities and
     investments ........................................         (25)        (150)
    Amortization of acquisition loan costs ..............       3,398         --
    Amortization of deferred income .....................        (748)        (432)
    Changes in operating assets and liabilities:
      Restricted cash ...................................        (347)       1,549
      Accounts receivable ...............................         (34)      (3,991)
      Prepaid and accrued income taxes ..................      24,785       19,681
      Inventories .......................................      (1,663)      (1,196)
      Condominiums held for sale ........................        (603)      15,054
      Accounts payable ..................................       6,067      (10,659)
      Deferred race event income ........................     (33,821)      (8,088)
      Accrued expenses and other liabilities ............       4,429        2,012
      Deferred income ...................................         247        2,099
      Other assets and liabilities ......................        (613)      (3,534)
                                                            ---------    ---------
        Net cash provided by operating activities .......      54,751       53,775
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt ...................    (124,315)     (18,413)
 Issuance of long-term debt .............................     128,750       35,000
 Payments of debt issuance costs ........................      (6,235)        --
 Issuance of stock under employee stock purchase plan ...         410          136
 Exercise of common stock options .......................       1,019          389
                                                            ---------    ---------
        Net cash provided (used) by financing activities         (371)      17,112
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ...................................     (54,069)     (59,635)
 Purchases of marketable equity securities and other
  investments ...........................................        (716)        (100)
 Proceeds from sales of marketable equity securities
  and other investments .................................         532          692
 Increase in notes and other receivables ................      (1,936)      (7,883)
 Repayment of notes and other receivables ...............       2,160         --
                                                            ---------    ---------
        Net cash used by investing activities ...........     (54,029)     (66,926)
                                                            ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...............         351        3,961

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........      35,399       28,148
                                                            ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $  35,750    $  32,109
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

    LVMS ACQUISITION (see Note 11) - On December 1, 1998, the Company acquired certain tangible and intangible assets, including the real and personal property and operations of LVMS, an industrial park and certain adjacent unimproved land for approximately $215.0 million, consisting principally of net cash outlay of $210.4 million and assumed associated deferred revenue. The acquisition was financed with borrowings under the Company's revolving credit facility and acquisition loan (see Note 5).

    NAMING RIGHTS AGREEMENT - In February 1999, the Company entered into a ten year naming rights agreement whereby Charlotte Motor Speedway has been renamed Lowe's Motor Speedway (at Charlotte) for gross fees aggregating approximately $35,000,000 over the agreement term. The agreement specifies, among other things, that essentially all promotional signage, souvenirs, marketing and other associated materials, formerly bearing Charlotte Motor Speedway insignia, be renamed Lowe's Motor Speedway (at Charlotte). Fee revenues, net of associated expenses, are being recognized ratably over the ten year agreement term principally as associated NASCAR and other significant racing events are conducted each year in the second and fourth quarters.

    OTHER - In October 1996, the Company signed a joint management and development agreement with Quad-Cities International Raceway Park. The Company will serve in an advisory capacity for the development of a multi-use facility, which is expected to include a speedway located in northwest Illinois. The agreement grants the Company the option to purchase up to 40% equity ownership in the facility. The option has not been exercised.

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

    A major NASCAR sanctioned racing event occurred at BMS on the weekends of April 9-11, 1999 and March 27-29, 1998. A major NASCAR sanctioned racing event occurred at TMS on the weekends of March 26-28, 1999 and April 3-5, 1998. Also, a major NASCAR sanctioned racing event occurred at SPR on the weekends of June 26-27, 1999 and June 27-28, 1998. Accordingly, the revenues and direct expenses of these race events are recognized in the second quarter of both calendar years, and the reporting periods are comparable.

    The Busch Grand National series race at AMS, originally scheduled to be held March 7, 1998, was rescheduled to November 7, 1998 due to poor weather conditions. Certain advance revenues and direct expenses related to the rescheduled Busch race were deferred as of March 31, 1998. Rescheduling did not materially impact revenues and operating expenses as reported for the six months ended June 30, 1998.

    SPEEDWAY CONDOMINIUMS HELD FOR SALE - The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 42 and 67, respectively, have been sold or contracted for sale as of June 30, 1999. Speedway condominiums held for sale represent 4 condominiums at AMS and 9 condominiums at TMS which are substantially complete and are being marketed.

    MARKETABLE EQUITY SECURITIES - The Company's marketable equity securities are classified as "available for sale" and are not bought and held principally for the purpose of selling them in the near term. Valuation allowances for unrealized losses of $225,000 and $408,000, net of $151,000 and $272,000 in tax benefits, are reflected as a charge to stockholders' equity to reduce the carrying amount of long-term marketable equity securities to market value as of June 30, 1999 and December 31, 1998, respectively.

    DEFERRED FINANCING COSTS AND ACQUISITION LOAN COST AMORTIZATION - Deferred financing costs are included in other noncurrent assets and are amortized over the term of the related debt.

    Acquisition loan cost amortization results from financing costs incurred in obtaining an amended credit facility and acquisition loan to fund the Company's acquisition of LVMS in December 1998 (see Note 5). Associated deferred financing costs of $4,150,000 were amortized over the loan term which matured May 28, 1999.

    DEFERRED INCOME - Deferred income as of June 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                             June 30,   December 31,
                                                              1999         1998
                                                              ----         ----
TMS Preferred Seat License fee deposits, net.............   $12,138      $12,624
Deferred gain on TMS condominium sales...................     2,957        2,817
Deferred LMSC Speedway Club membership income and other..       656          811
                                                            -------      -------
  Total..................................................   $15,751      $16,252
                                                            =======      =======

     Fees received under Preferred Seat License (PSL) agreements were deferred prior to TMS hosting its first Winston Cup race on April 6, 1997. The Company began amortizing net PSL fee revenues into income over the estimated useful life of TMS's facility upon its opening. After May 31, 1999, license agreements are transferrable once each year subject to certain terms and conditions. PSL fee deposits are reported net of expenses of $1,052,000 at June 30, 1999 and December 31, 1998. Amortization income recognized in the three months ended June 30, 1999 and 1998 was $533,000 and $238,000, and in the six months ended June 30, 1999 and 1998 was $595,000 and $364,000.

     Certain condominium sales contracts, aggregating approximately $17,600,000 as of June 30, 1999, provide buyers the right to require the Company to repurchase real estate within three years from the purchase date. Gain recognition has been deferred until the buyer's right expires. Management believes the likelihood of buyers exercising such rights, in amounts that at any one time or in the aggregate would be significant, is remote.

     RECLASSIFICATIONS - Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES

     Inventories as of June 30, 1999 and December 31, 1998 consist of the following components (in thousands):

                                                             June 30,  December 31,
                                                               1999        1998
                                                            -------     --------
Souvenirs and apparel...................................     $ 6,571      $ 5,023


Finished vehicles, parts and accessories................       3,918        4,409
Oil additives, food and other...........................       1,513        1,015
                                                             -------      -------
   Total................................................     $12,002      $10,447
                                                             =======      =======

4. PROPERTY AND EQUIPMENT

     CONSTRUCTION IN PROGRESS - As of June 30, 1999, the Company had various construction projects underway to increase and improve grandstand seating capacity, luxury suites, facilities for fan amenities, and make various other site improvements at each of its speedways. For example, BMS is reconstructing and expanding its dragstrip with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Construction was substantially completed before the hosting of BMS's inaugural NHRA-sanctioned Winston Showdown in July 1999.

     As of June 30, 1999, construction of LVMS's 1.4 million square foot industrial park was nearing completion and rental operations of completed building space commenced in the first half of 1999. Also, construction of an office and entertainment complex overlooking TMS, similar to The Smith Tower and Speedway Club at LMSC, was nearing completion. TMS derives rental, catering, dining and dues revenues from the dining-entertainment and health-fitness club complex, The Texas Motor Speedway Club, which opened March 26, 1999.

5. LONG-TERM DEBT

     ACQUISITION LOAN - On November 23, 1998, the Company's former credit facility was amended and restated in connection with the Company's December 1998 acquisition of LVMS. The amended credit facility and acquisition loan (the Acquisition Loan) increased the Company's overall borrowing limit from $175,000,000 to $270,000,000 to fund the LVMS acquisition. The Acquisition Loan was retired and repaid on May 28, 1999 concurrently with the issuance of senior subordinated notes as described below. At December 31, 1998, the Company had $254,050,000 in outstanding borrowings under the Acquisition Loan. Interest was based, at the Company's option, upon (i) LIBOR plus 1.125% or (ii) the greater of NationsBank's prime rate or the Federal funds rate plus .5%.

      While the retirement and repayment did not result in the use of significant working capital, the outstanding borrowings of $254,050,000 have been classified as a current liability in the accompanying December 31, 1998 balance sheet in accordance with generally accepted accounting principles.

     BANK CREDIT FACILITY REPLACEMENT - On May 28, 1999, the Company obtained a long-term, secured, senior revolving credit facility with a syndicate of banks led by NationsBank, N.A. as an agent and lender (the 1999 Credit Facility). The 1999 Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, matures in May 2004, and is secured by a pledge of the capital stock of all material Company subsidiaries and of Company interests in limited liability partnerships and corporations. Also, the Company agreed not to pledge its assets to any third party. The 1999 Credit Facility was used to fully repay and retire then outstanding borrowings under the Acquisition Loan after reduction for the application of proceeds from the 1999 Senior Notes offering, and for working capital and general corporate purposes. See Note 5 to the December 31, 1998 Consolidated Financial Statements for discussion of the terms and conditions of the former credit facility.

     At June 30, 1999, the Company had $130,000,000 in outstanding borrowings under the 1999 Credit Facility. Interest is based, at the Company's option, upon
(i) LIBOR plus .5% to 1.125% or (ii) the greater of NationsBank's prime rate or the Federal Funds rate plus .5%. The margin applicable to LIBOR borrowings will be adjusted periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, among other items, the Company is required to meet certain financial covenants, including specified levels of net worth and ratios of (i) debt to EBITDA and
(ii) earnings before interest and taxes (EBIT) to interest expense. The 1999 Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without the consent of the lenders, and limit the Company's consolidated capital expenditures to amounts not to exceed $125 million annually and $500 million in the aggregate over the loan term. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, transactions with affiliates, guaranties, asset sales, investments, dividends, distributions and redemptions.

     SENIOR SUBORDINATED NOTES - On May 11, 1999, the Company completed a private placement of 8 1/2% senior subordinated notes (the 1999 Senior Notes) in the aggregate principal amount of $125,000,000. The Company filed a registration statement to register these notes in June 1999. Net proceeds, after issuance at 103% of face value, commissions and discounts, approximated $125,737,000 and were used to repay a portion of the outstanding borrowings under the Acquisition Loan. In August 1997, the Company issued 8 1/2% senior subordinated notes in the aggregate principal amount of $125,000,000. The 1999 Senior Notes and those issued in 1997 (the Senior Notes) are substantially identical and are governed by the same Indenture. The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002. Interest payments are due semi-annually on February 15 and August 15. The Senior Notes are subordinated to all present and future senior secured indebtedness of the Company. Redemption prices in fiscal year periods ending August 15 are 104.25% in 2002, 102.83% in 2003, 101.42% in 2004 and 100% in 2005 and thereafter.

     The Indenture governing the Senior Notes contains certain specified restrictive and required financial covenants. The Company has agreed not to pledge its assets to any third party except under certain limited circumstances. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. The Indenture and 1999 Credit Facility agreements contain cross-default provisions.

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

     INTEREST EXPENSE - Interest expense, net for the three months ended June 30, 1999 and 1998 includes interest expense of $6,969,000 and $3,419,000, and interest income of $644,000 and $555,000. The Company capitalized interest costs of $1,466,000 and $742,000 during the three months ended June 30, 1999 and 1998.

     Interest expense, net for the six months ended June 30, 1999 and 1998 includes interest expense of $14,006,000 and $6,827,000, and interest income of $1,354,000 and $1,215,000. The Company capitalized interest costs of $2,409,000 and $1,647,000 during the six months ended June 30, 1999 and 1998. The weighted-average interest rate on borrowings under bank revolving credit facilities during the three and six months ended June 30, 1999 was 6.2% and 6.3%, and the three and six months ended June 30, 1998 was 6.3%.

6. PER SHARE DATA

     Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt (see Note 5). The following schedule reconciles basic and diluted earnings per share(dollars and shares in thousands):

                                                                                Weighted
                                                          Net                   Average  Earnings
THREE MONTHS ENDED:                                     Income                  Shares  Per Share
-------------------                                     ------                  ------  ---------
  June 30, 1999:
  Basic earnings per share...................           $37,412                 41,549    $0.90
  Dilution adjustments:
     Common stock equivalents - stock options.               --                  1,065
     5 3/4% Convertible debentures ...........              524                  2,379
                                                        -------                 ------
  Diluted earnings per share.................           $37,936                 44,993    $0.84
                                                        =======                 ======

 June 30, 1998:
  Basic earnings per share...................           $34,614                 41,487    $0.83
  Dilution adjustments:
     Common stock equivalents - stock options.               --                    791
     5 3/4% Convertible debentures ...........              516                  2,379
                                                        -------                 ------
  Diluted earnings per share.................           $35,130                 44,657    $0.79
                                                        =======                 ======

SIX MONTHS ENDED:
  June 30, 1999:
  Basic earnings per share...................           $39,420                 41,528    $0.95
  Dilution adjustments:
     Common stock equivalents - stock options.               --                  1,025
     5 3/4% Convertible debentures ...........            1,087                  2,379
                                                        -------                 ------
  Diluted earnings per share.................           $40,507                 44,932    $0.90
                                                        =======                 ======

 June 30, 1998:
  Basic earnings per share...................           $31,691                 41,474    $0.76
  Dilution adjustments:
     Common stock equivalents - stock options.               --                    782
     5 3/4% Convertible debentures ...........            1,028                  2,379
                                                        -------                  -----
  Diluted earnings per share.................           $32,719                 44,635    $0.73
                                                        =======                 ======

7. RELATED PARTY TRANSACTIONS

     Notes receivable at June 30, 1999 and December 31, 1998 include a note receivable of $823,000 and $798,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note before June 30, 2000, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

     Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $1,568,000 at June 30, 1999 and $842,000 at December 31, 1998. The principal balance of the note represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value. The note bears interest at 1% over prime. Because the Company does not anticipate repayment of the note before June 30, 2000, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

     From time to time, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), an affiliate of the Company through common ownership. The Company had a net receivable from Sonic Financial for $303,000 at June 30, 1999 and $1,040,000 at December 31, 1998. The amounts are classified as short-term based on expected repayment dates.

     Amounts payable to affiliates at June 30, 1999 and December 31, 1998 includes $2,592,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at 1% over prime. The entire amount is classified as long-term based on expected repayment dates. Amounts payable to affiliates at June 30, 1999 and December 31, 1998 also include $1,400,000 and $1,542,000 owed to a former LVMS shareholder and executive officer, who is now a LVMS officer and employee, in equal monthly payments through December 2003 at 6.4% imputed interest.

8. STOCK OPTION PLANS

     1994 STOCK OPTION PLAN - In 1999, the Company granted options to non-executive officer employees to purchase an aggregate of 285,000 shares at an exercise price per share of $41.13 at award date under the 1994 Stock Option Plan.

     FORMULA STOCK OPTION PLAN - In 1999, the Company granted options to three outside directors to purchase an aggregate of 55,000 shares at an exercise price per share of $27.88 at award date under the Formula Stock Option Plan.

9.  CONTINGENCIES

     LMSC cancelled its May 1, 1999 IRL event after three spectators were killed and eight others injured when debris from an on-track accident at LMSC entered a grandstand during the race. The Company continues to investigate this incident. The Company is offering refunds to paid ticket holders for the IRL event through July 31, 1999, and has recovered certain associated race purse and sanction fees. On May 28, 1999, a wrongful death lawsuit was filed against the Company, IRL, and certain others by Laurie Ann Mobley Helton, as administratrix of the Estate of Dexter Barry Mobley, Sr. The lawsuit seeks unspecified compensatory and punitive damages arising from the incident that resulted in fatal injury to Dexter Mobley, Sr. SMI has not yet filed an answer to the lawsuit but intends to defend itself against the lawsuit's allegations. It is possible additional lawsuits may be filed against the Company, although none have been filed to date. The Company is presently unable to determine whether this incident will result in additional claims by injured parties or their representatives or other liabilities that may have a material adverse effect on the Company.

10. SUMMARIZED PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following table presents summarized parent company only financial information as of and for the three months ended June 30, 1999 and 1998 (in thousands):

                                                                 June 30
                                                         ---------------------
                                                             1999      1998
                                                          ---------  ----------
Current assets...........................................  $19,096     $23,272
Noncurrent assets, including investment in and advances
 to subsidiaries, net....................................  817,980     523,062
Total Assets.............................................  837,076     546,334
Current liabilities......................................   30,219      31,516
  Noncurrent liabilities.................................  478,705     238,512
Total Liabilities........................................  508,924     270,028
Total Stockholders' Equity............................... $328,152    $276,306

                                                     Three Months Ended June 30:
                                                     ---------------------------
                                                           1999          1998
                                                         --------     ---------
Total revenues...........................................    $869        $577
Total expenses...........................................  (2,734)     (1,385)
Loss from continuing operations..........................  (1,865)       (808)
Loss before equity in subsidiaries.......................  (1,119)       (485)
Net income............................................... $37,412     $34,614

11. LAS VEGAS MOTOR SPEEDWAY ACQUISITION

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

                                                        Pro forma
                                                  (in thousands,except
                                                   per share amounts)
                                           Three Months Ended Six Months Ended
                                           ------------------ ----------------
                                              June 30, 1998     June 30, 1998
                                              -------------     -------------

Total revenues..............................      $119,307         $162,205
Net income..................................        31,372           33,610
Basic earnings per share ...................         $0.76            $0.81
Diluted earnings per share .................         $0.71            $0.76

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

OVERVIEW

     The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedway facilities, from the sale of food, beverage and souvenirs during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events, and from the licensing of television, cable network and radio rights to broadcast such events. The Company derives additional revenue from The Speedway Club at LMSC and the Texas Speedway Club, dining and entertainment facilities located at the respective speedways, Legends Car operations, from Oil-Chem, which produces environmentally friendly motor oil additives, and from Wild Man Industries (WMI), a wholly-owned subsidiary of FLE, that is a screen printing and embroidery manufacturer and distributor of wholesale and retail apparel.

     The Company classifies its revenues as admissions, event-related revenues and other operating revenue. "Admissions" includes ticket sales for all of the Company's events. "Event related revenue" includes food, beverage and souvenir sales, luxury suite rentals, sponsorship fees and broadcast right fees. "Other operating revenue" includes the Speedway Club at LMSC, the Texas Speedway Club, Legends Car, industrial park rental, WMI and Oil-Chem revenues. The Company's revenue items produce different operating margins. Sponsorships, broadcast rights, ticket sales and luxury suite rentals produce higher margins than concessions and souvenir sales, as well as Legends Car sales.

     The Company classifies its expenses to include direct expense of events and other direct operating expense, among other things. "Direct expense of events" principally consists of race purses, sanctioning fees, cost of food, beverage and souvenir sales, compensation of certain employees and advertising. "Other direct operating expense" includes the cost of the Speedway Club at LMSC, the Texas Speedway Club, Legends Car sales, and industrial park rentals, WMI and Oil-Chem revenues.

     The Company sponsors and promotes outdoor motorsports events. Weather conditions affect sales of tickets, concessions and souvenirs, among other things at these events. Although the Company sells tickets well in advance of its events, poor weather conditions can have an effect on the Company's results of operations.

     Significant growth in the Company's revenues will depend in part on consistent investment in facilities. The Company has several capital projects underway at each of its speedways.

     The Company does not believe that its financial performance has been materially affected by inflation. The Company has been able to mitigate the effects of inflation by increasing prices.

SEASONALITY AND QUARTERLY RESULTS

     In 1998, the Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 15 major NASCAR-sanctioned races, four IRL races, three NASCAR Craftsman Truck Series races and one National Hot Rod Association Nationals racing event. In 1999, the Company currently will host 17 major NASCAR-sanctioned races, five IRL races, four NASCAR Craftsman Truck Series and two major National Hot Rod Association racing events. As a result, the Company's business has been, and is expected to remain, highly seasonal.

     In 1997 and 1998, the Company's second and fourth quarters accounted for 78% and 74%, respectively, of its total annual revenues and 100% and 97%, respectively, of its total annual operating income. The Company sometimes produces minimal operating income or losses during its third quarter when it hosts only one major NASCAR race weekend. In 1999, the Company's operating results for the first and third quarters will be significantly impacted by the additional scheduled racing events at LVMS. The concentration of racing events in the second quarter, and the growth in the Company's operations with attendant increases in overhead expenses, will tend to increase operating losses or minimize operating income in future first and third quarters.

     Also, race dates at the Company's various facilities may be changed from time to time, lessening the comparability of the financial results of quarters between years and increasing or decreasing the seasonal nature of the Company's business.

     The results of operations for the three and six months ended June 30, 1999 and 1998 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

     Set forth below is certain comparative summary information with respect to the Company's scheduled major NASCAR-sanctioned racing events for 1998 and 1999:

                                                    NUMBER OF SCHEDULED MAJOR
                                                    NASCAR-SANCTIONED EVENTS
                                                         1999        1998
                                                         ----        ----
     1st Quarter.......................                    4            1(*)
     2nd Quarter.......................                    8            8
     3rd Quarter.......................                    2            2
     4th Quarter.......................                    3            4(*)
                                                          --           --
       Total...........................                   17           15
                                                          ==           ==

(*) Reflects rescheduling of the Busch Grand National series race at AMS from March to November 1998 due to poor weather conditions.

RESULTS OF OPERATIONS

     The NASCAR sanctioned Busch Grand National series race at AMS, originally scheduled to be held March 7, 1998, was rescheduled to November 7, 1998 due to poor weather conditions. Rescheduling did not materially impact revenues and operating expenses as reported for the six months ended June 30, 1998.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     TOTAL REVENUES. Total revenues for the three months ended June 30, 1999 increased by $22.3 million, or 19.0%, to $140.1 million, over such revenues for the same period in 1998. This improvement was due to increases in all revenue items, particularly admissions and event related revenue.

     ADMISSIONS. Admissions for the three months ended June 30, 1999 increased by $7.3 million, or 13.2%, over admissions for the same period in 1998. This increase was due primarily to growth in NASCAR-sanctioned racing events held at BMS, LMSC, SPR and TMS during the current quarter. The growth in admissions reflects the continued increases in attendance and in ticket prices, and additions to permanent seating capacity.

     EVENT RELATED REVENUE. Event related revenue for the three months ended June 30, 1999 increased by $12.1 million, or 21.0%, over such revenue for the same period in 1998. This increase was due to increases in sponsorship fees and broadcast rights, and to the growth in attendance, including related increases in concessions and souvenir sales.

     OTHER OPERATING REVENUE. Other operating revenue for the three months ended June 30, 1999 increased by $2.9 million, or 61.7%, over such revenue for the same period in 1998. This increase was primarily attributable to revenues derived from the Texas Speedway Club which opened March 26, 1999, WMI and to an increase in Oil-Chem revenues.

     DIRECT EXPENSE OF EVENTS. Direct expense of events for the three months ended June 30, 1999 increased by $5.7 million, or 14.1%, over such expense for the same period in 1998. This increase was due to higher race purses and sanctioning fees required for NASCAR-sanctioned racing events held during the current quarter, and to increased operating costs associated with the growth in attendance, including related increases in concessions and souvenir sales.

     OTHER DIRECT OPERATING EXPENSE. Other direct operating expense for the three months ended June 30, 1999 increased by $2.6 million, or 87.1%, over such expense for the same period in 1998. The increase includes expenses associated with other operating revenues derived from the Texas Speedway Club, WMI and with the increase in Oil-Chem revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the three months ended June 30, 1999 increased by $2.7 million, or 31.3%, over such expense for the same period in 1998. The increase was primarily attributable to costs associated with the Company's newly acquired LVMS. The increase also was due to increases in operating costs associated with the growth and expansion at the Company's other speedways.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended June 30, 1999 increased by $2.2 million, or 43.3%, over such expense for the same period in 1998. This increase was primarily due to property and equipment and intangible assets related to the LVMS acquisition. The increase also was due to additions to property and equipment at the Company's other speedways.

     OPERATING INCOME. Operating income for the three months ended June 30, 1999 increased by $9.0 million, or 15.0%, over such income for the same period in 1998. This increase was due to the factors discussed above.

     INTEREST EXPENSE, NET. Interest expense, net for the three months ended June 30, 1999 was $6.3 million compared to $2.9 million for the same period in 1998. This increase was due primarily to higher average borrowings outstanding during the current quarter as compared to the same period in 1998. The increase reflects additional borrowings to fund the LVMS acquisition.

     ACQUISITION LOAN COST AMORTIZATION. Acquisition loan cost amortization of $1.1 million for the three months ended June 30, 1999 represents financing costs incurred in obtaining the Acquisition Loan to fund the LVMS acquisition. Associated deferred financing costs of $4.1 million were amortized over the loan term which matured May 28, 1999.

     OTHER INCOME. Other income for the three months ended June 30, 1999 decreased by $272,000 over such income for the same period in 1998. This decrease results primarily from gains on sales of three TMS condominiums in the three months ended June 30, 1998. No gains on sales of TMS condominiums were recognized in the three months ended June 30, 1999.

     INCOME TAX PROVISION. The Company's effective income tax rate for the three months ended June 30, 1999 and 1998 was 40%.

     NET INCOME. Net income for the three months ended June 30, 1999 increased by $2.8 million, or 8.1%, over such income for the same period in 1998. This increase was due to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     TOTAL REVENUES. Total revenues for the six months ended June 30, 1999 increased by $57.5 million, or 42.3%, to $193.2 million, over such revenues for the same period in 1998. This improvement was due to increases in all revenue items, particularly admissions and event related revenue.

     ADMISSIONS. Admissions for the six months ended June 30, 1999 increased by $21.5 million, or 35.0%, over admissions for the same period in 1998. This increase was primarily due to hosting new NASCAR-sanctioned racing events at LVMS, which was acquired in December 1998. The increase also was due to growth in NASCAR-sanctioned racing events held during the current period. The growth in admissions reflects the continued increases in attendance and in ticket prices, and additions to permanent seating capacity.

     EVENT RELATED REVENUE. Event related revenue for the six months ended June 30, 1999 increased by $31.6 million, or 48.0%, over such revenue for the same period in 1998. This increase was due to hosting NASCAR-sanctioned racing events at the Company's newly acquired LVMS. The increase also was due to increases in sponsorship fees and broadcast rights, and to growth in attendance, including related increases in concessions and souvenir sales.

     OTHER OPERATING REVENUE. Other operating revenue for the six months ended June 30, 1999 increased by $4.4 million, or 52.0%, over such revenue for the same period in 1998. This increase was primarily attributable to revenues derived from the Texas Speedway Club opened March 26, 1999, WMI and to an increase in Oil-Chem revenues.

     DIRECT EXPENSE OF EVENTS. Direct expense of events for the six months ended June 30, 1999 increased by $19.6 million, or 41.8%, over such expense for the same period in 1998. This increase was due primarily to hosting NASCAR-sanctioned racing events at the Company's newly acquired LVMS. The increase also was due to higher race purses and sanctioning fees required for NASCAR-sanctioned racing events held during the current period, and to increased operating costs associated with the growth in attendance, including related increases in concessions and souvenir sales.

     OTHER DIRECT OPERATING EXPENSE. Other direct operating expense for the six months ended June 30, 1999 increased by $3.9 million, or 75.1%, over such expense for the same period in 1998. The increase includes expenses associated with other operating revenues derived from the Texas Speedway Club, WMI and with the increase in Oil-Chem revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the six months ended June 30, 1999 increased by $5.4 million, or 31.7%, over such expense for the same period in 1998. The increase was primarily attributable to costs associated with the Company's newly acquired LVMS. The increase also was due to increases in operating costs associated with the growth and expansion at the Company's other speedways.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the six months ended June 30, 1999 increased by $4.5 million, or 46.4%, over such expense for the same period in 1998. This increase was primarily due to property and equipment and intangible assets related to the LVMS acquisition. The increase also was due to additions to property and equipment at the Company's other speedways.

     OPERATING INCOME. Operating income for the six months ended June 30, 1999 increased by $24.1 million, or 42.2%, over such income for the same period in 1998. This increase was due to the factors discussed above.

     INTEREST EXPENSE, NET. Interest expense, net for the six months ended June 30, 1999 was $12.7 million compared to $5.6 million for the same period in 1998. This increase was due primarily to higher average borrowings outstanding during the six months ended June 30, 1999 as compared to the same period in 1998. The increase reflects additional borrowings to fund the LVMS acquisition.

     ACQUISITION LOAN COST AMORTIZATION. Acquisition loan cost amortization of $3.4 million for the six months ended June 30, 1999 represents financing costs incurred in obtaining the Acquisition Loan to fund the LVMS acquisition. Associated deferred financing costs of $4.1 million were amortized over the loan term which matured May 28, 1999.

     OTHER INCOME. Other income for the six months ended June 30, 1999 decreased by $1.1 million over such income for the same period in 1998. This decrease results primarily from gains on sales of eleven TMS condominiums in the six months ended June 30, 1998. No gains on sales of TMS condominiums were recognized in the six months ended June 30, 1999.

     INCOME TAX PROVISION. The Company's effective income tax rate for the six months ended June 30, 1999 and 1998 was 40%.

     NET INCOME. Net income for the six months ended June 30, 1999 increased by $7.7 million, or 24.4%, over such income for the same period in 1998. This increase was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the first quarter of 1999 for improvements and expansion at its speedway facilities. Significant changes in the Company's financial condition and liquidity during the six months ended June 30, 1999 resulted primarily from: (1) net cash generated by operations amounting to $54.8 million and (2) capital expenditures amounting to $54.1 million. As of June 30, 1999, the Company had $130.0 million in outstanding borrowings under the 1999 Credit Facility.

     SENIOR SUBORDINATED NOTES - On May 11, 1999, the Company completed a private placement of 8 1/2% senior subordinated notes in the aggregate principal amount of $125,000,000. The 1999 Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002 at varying redemption prices. Interest payments are due semi-annually on February 15 and August 15 commencing August 15, 1999. The Company filed a registration statement to register these notes in June 1999. Net proceeds, after issuance at 103% of face value, commissions and discounts, were approximately $125,737,000 which were used to repay a portion of the outstanding borrowings under the Acquisition Loan. The Indenture governing the 1999 Senior Notes contains certain specified restrictive and required financial covenants.

     BANK CREDIT FACILITY REPLACEMENT - On May 28, 1999, the Company obtained a long-term, secured, senior revolving credit facility with a syndicate of banks led by NationsBank, N.A. as an agent and lender (the 1999 Credit Facility). The 1999 Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, matures in May 2004, and is secured by a pledge of the capital stock of all material Company subsidiaries and of Company interests in limited liability partnerships and corporations. Also, the Company agreed not to pledge its assets to any third party. The 1999 Credit Facility was used to fully repay and retire then outstanding borrowings under the Acquisition Loan after reduction for the application of proceeds from the 1999 Senior Notes, and for working capital and general corporate purposes.

     Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.125% or (ii) the greater of NationsBank's prime rate or the Federal fund rate plus .5%. The margin applicable to LIBOR borrowings will be adjusted periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, among other items, the 1999 Credit Facility requires the Company to meet certain financial covenants and contain certain limitations on cash expenditures to acquire additional motor speedways without the consent of the lenders.

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

CAPITAL EXPENDITURES

     Significant growth in the Company's revenues depends, in large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenues. Currently, a number of significant capital projects are underway.

     In 1999, AMS plans to continue improving and expanding its on-site roads and available parking, as well as reconfiguring traffic patterns and entrances, to ease congestion and improve traffic flow. BMS is reconstructing and expanding its dragstrip with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Construction of the Bristol Dragway was substantially completed in July 1999. LMSC added approximately 10,000 permanent seats and further expanded concessions, restroom and other fan amenities facilities, and made other site improvements. In 1999, LVMS plans to add approximately 15,000 permanent seats, expand concessions, restroom and other fan amenities facilities, and make other site improvements. In 1999 or 2000, pending governmental approvals, the Company expects to begin major renovations at SPR, including its on-going reconfiguration into a "stadium-style" road racing course, the addition of up to 45,000 permanent seats, and improving and expanding concessions, restroom and other fan amenities facilities. Construction of the Texas Motor Speedway Club was substantially completed with its opening in March 1999. In 1999, after adding approximately 25,000 permanent seats, exclusive of SPR, the Company's total permanent seating capacity will exceed 690,000 and the total number of luxury suites will be approximately 659.

     The estimated aggregate cost of capital expenditures in 1999 will approximate $75 million. Numerous factors, many of which are beyond the Company's control, may influence the ultimate costs and timing of various capital improvements at the Company's facilities, including undetected soil or land conditions, additional land acquisition costs, increases in the cost of construction materials and labor, unforeseen changes in the design, litigation, accidents or natural disasters affecting the construction site and national or regional economic changes. In addition, the actual cost could vary materially from the Company's estimates if the Company's assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost.

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

DIVIDENDS

     The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company intends to retain its earnings to provide funds for operations, capital expenditures and expansion. Any decision concerning the payment of dividends on the common stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such factors as permissibility under the 1999 Credit Facility and the 1999 Senior Notes, and as the Board of Directors, in its sole discretion, may consider relevant. The 1999 Credit Facility and the Senior Notes presently preclude the payment of any dividends by the Company.

YEAR 2000 COMPLIANCE

     The ability of automated systems to recognize the date change from December 31, 1999 to January 1, 2000 is commonly referred to as the Year 2000 matter. The Company has assessed the potential impact of the Year 2000 matter on its operations based on current and foreseeable computer and other automated system applications, including those of its significant third party vendors, suppliers and customers. The nature of the Company's business does not require significant reliance on automated systems applications except for its ticketing systems, which are believed to be compliant. For critical systems, contingency plans may include utilizing alternative processing methods and manual processes, among others.

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

MAY 1999 IRL RACE EVENT CANCELLED AFTER ACCIDENT

     LMSC cancelled its May 1, 1999 IRL event after three spectators were killed and eight others injured when debris from an on-track accident at LMSC entered a grandstand during the race. The Company continues to investigate this incident. The Company is offering refunds to paid ticket holders for the IRL event through July 31, 1999, and has recovered certain associated race purse and sanction fees. On May 28, 1999, a wrongful death lawsuit was filed against the Company, IRL, and certain others by Laurie Ann Mobley Helton, as administratrix of the Estate of Dexter Barry Mobley, Sr. The lawsuit seeks unspecified compensatory and punitive damages arising from the incident that resulted in fatal injury to Dexter Mobley, Sr. SMI has not yet filed an answer to the lawsuit but intends to defend itself against the lawsuit's allegations. It is possible additional lawsuits may be filed against the Company, although none have been filed to date. The Company is presently unable to determine whether this incident will result in additional claims by injured parties or their representatives or other liabilities that may have a material adverse effect on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of and during the six months ended June 30, 1999, borrowings under bank revolving credit facilities decreased $124.1 million to $130.0 million, and senior subordinated 8 1/2% fixed interest rate debt increased $128.8 million to $253.4 million. See Note 5 to the accompanying June 30, 1999 financial statements for additional information on the terms and conditions of the Company's debt obligations. There have been no other significant changes in the Company's interest rate risk or equity price risk as of and during the six months ended June 30, 1999.

PART II - OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

     On July 16, 1999, the Company completed an offer to exchange $250.0 million in aggregate principal amount of its publicly-registered 8 1/2% Senior Subordinated Notes, Series D (the Series D Notes) for its outstanding $125.0 million in aggregate principal of publicly-registered 8 1/2% Senior Subordinated Notes, Series B (the Series B Notes)and its outstanding $125.0 million in aggregate principal of unregistered 8 1/2% Senior Subordinated Notes, Series C (the Series C Notes). Holders of $124.9 million of Series B Notes and all holders of Series C Notes have tendered their notes for exchange to Series D Notes.

     The Series C Notes and D Notes are governed by an Indenture dated May 11, 1999 (the 1999 Indenture). The terms of the 1999 Indenture are substantially identical to the Series B Notes Indenture dated August 4, 1997 (the 1997 Indenture). In exchange of Series B Notes for Series D Notes, prior Series B Notes are now governed by the 1999 Indenture.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Annual Meeting of Stockholders held on May 5, 1999, William R. Brooks and Mark M. Gambill were elected directors by the Company's stockholders. Directors whose terms of office continued after the meeting were O. Bruton Smith, H.A. Wheeler, William P. Benton, and Edwin R. Clark. In addition to election of two directors, the stockholders ratified the selection of Deloitte & Touche LLP as the principal auditors of the Company.

                                                 Votes          Votes
                                  Votes For      Against      Abstained    Unvoted
                                  ---------      -------      ---------    -------

Election of William R. Brooks.... 39,224,169       0           39,910      2,247,544

Election of Mark M. Gambill...... 39,223,269       0           40,810      2,247,544

Ratification of Deloitte & Touche
 LLP as principal auditors....... 39,245,160        6,773      12,146      2,247,544

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

*4.5 Form of 8 1/2% Senior Subordinated Notes due 2007 (included in the First Trust Indenture).

*4.6 First Supplemental Indenture to the First Trust Indenture, dated as of April 1, 1999 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 (File No. 333-80021) of the Company (the "June 1999 Form S-4").

*4.7 Second Supplemental Indenture to the First Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.7 to the June 1999 Form S-4).

*4.8 Indenture dated as of May 11, 1999 between the Company, the Guarantors named therein and US Bank Trust National Association, as Trustee (the "US Bank Trust Indenture") (incorporated by reference to Exhibit 4.8 to the June 1999 Form S-4).

*4.9 Form of 8 1/2% Senior Subordinated Notes Due 2007 (included in the US Bank Trust Indenture).

*4.10 First Supplemental Indenture to the US Bank Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.10 to the June 1999 Form S-4).

*10.1 Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe's Home Centers, Inc., Lowe's HIW, Inc., and Sterling Advertising Ltd.

*10.2 Registration Rights Agreement dated as of May 11, 1999 among the Company, NationsBank Montgomery Securities LLC, First Union Capital Markets Corp. and JC Bradford & Co., LLC (incorporated by reference to
         Exhibit 10.34 to the June 1999 Form S-4).

*10.3 Purchase Agreement dated as of May 4, 1999 among the Company, NationsBank Montgomery Securities LLC, First Union Capital Markets Corp. and JC Bradford & Co., LLC (incorporated by reference to Exhibit
         10.35 to the June 1999 Form S-4).

*10.4 Credit Agreement dated as of May 28, 1999 (the "Credit Agreement") among the Company and Speedway Funding Corp., as borrowers, certain subsidiaries of the Company, as guarantors, and the lenders named therein, including NationsBank, N.A., as agent for the lenders and a lender (incorporated by reference to Exhibit 10.36 to the June 1999 Form S-4).

*10.5 Pledge Agreement dated as of May 28, 1999 among the Company and the subsidiaries of the Company that are guarantors under the Credit Agreement, as pledgors, and, NationsBank, N.A., as agent for the lenders under the Credit Agreement (incorporated by reference to Exhibit 10.37 to the June 1999 Form S-4).

27.0     Financial data schedule for the six month period ended June 30, 1999.
--------
* Previously filed


     (b) On April 30, 1999, the Company filed a report on Form 8-K dated April 29, 1999, pursuant to Item 5 of such form, announcing the Company's proposed private placement of approximately $75 million, with the option to increase to $125 million, of Senior Subordinated Notes due 2007.

     On June 3, 1999, the Company filed a report of Form 8-K dated June 2, 1999, pursuant to Item 5 of such form, announcing that the Company had closed on a $250 million Senior Secured Revolving Credit Facility with a group of financial institutions led by Bank of America.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SPEEDWAY MOTORSPORTS, INC.
                                  (REGISTRANT)



Date: August 12, 1999               By:    /s/ O. Bruton Smith
      --------------------             ---------------------------
                                       O. Bruton Smith
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER



Date: August 12, 1999               By:    /s/ William R. Brooks
      --------------------             ---------------------------
                                       William R. Brooks
                                    VICE PRESIDENT, CHIEF FINANCIAL
                                    OFFICER, TREASURER AND DIRECTOR
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                           SPEEDWAY MOTORSPORTS, INC.
                       FOR THE QUARTER ENDED JUNE 30, 1999

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS

   27.0  Financial data schedule for the six month period ended June 30, 1999.