Form 10-Q
period 1999-09-30
SPEEDWAY MOTORSPORTS INC
filed 1999-11-12
CIK 934648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Yes [X]   No [ ]


As of November 10, 1999, there were 41,619,528 shares of common stock outstanding.

                               INDEX TO FORM 10-Q

                                                                  PAGE
PART I  - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements - Unaudited               3

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              18

ITEM 3.  Quantitative and Qualitative Disclosures About             26
         Market Risk

PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds                  27

ITEM 6.  Exhibits and Reports on Form 8-K                           27

SIGNATURES                                                          29

                         PART I - FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                    September 30,  December 31,
                                                        1999          1998
                                                    ------------   -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................  $ 26,584      $ 35,399
 Restricted cash ...................................       839           258
 Accounts and notes receivable .....................    22,747        28,924
 Prepaid income taxes ..............................        --        10,356
 Inventories .......................................    14,450        10,447
 Speedway condominiums held for sale ...............     5,228         4,930
 Prepaid expenses ..................................     4,864         2,026
                                                      --------      --------

   Total Current Assets ............................    74,712        92,340
                                                      --------      --------

PROPERTY AND EQUIPMENT, NET ........................   776,851       730,686

GOODWILL AND OTHER INTANGIBLE ASSETS, NET ..........    58,817        56,903

OTHER ASSETS:
 Marketable equity securities ......................     1,915         1,439
 Notes receivable ..................................    15,228        11,420
 Other assets ......................................    13,936        12,089
                                                      --------      --------

   Total Other Assets ..............................    31,079        24,948
                                                      --------      --------

   TOTAL ...........................................  $941,459      $904,877
                                                      ========      ========


                See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                   September 30,  December 31,
                                                        1999          1998
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt .............   $    117      $    539
 Accounts payable .................................      9,924         6,592
 Deferred race event income, net ..................     67,433        84,713
 Accrued income taxes..............................      8,566            --
 Accrued interest .................................      4,166         5,756
 Accrued expenses and other liabilities............     10,296         9,016
                                                      --------      --------
                                                       100,502       106,616
 Revolving credit facility and acquisition loan ...         --       254,050
                                                      --------      --------
    Total Current Liabilities .....................    100,502       360,666

LONG-TERM DEBT ....................................    458,521       199,335
PAYABLE TO AFFILIATES .............................      4,670         4,134
DEFERRED INCOME, NET ..............................     16,006        16,252
DEFERRED INCOME TAXES .............................     35,374        35,208
OTHER LIABILITIES .................................      1,461         2,162
                                                      --------      --------

    Total Liabilities .............................    616,534       617,757
                                                      --------      --------

COMMITMENTS (Notes 4 and 9)........................

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, shares
  authorized - 3,000,000, no shares issued ........         --            --
 Common stock, $.01 par value, shares authorized -
  200,000,000, issued and outstanding - 41,619,000
  in 1999 and 41,502,000 in 1998 ..................        416           415
 Additional paid-in capital .......................    160,129       157,216
 Retained earnings ................................    164,539       129,897
 Accumulated other comprehensive loss - unrealized
  loss on marketable equity securities ............       (159)         (408)
                                                      --------      --------

    Total Stockholders' Equity ....................    324,925       287,120
                                                      --------      --------

    TOTAL .........................................   $941,459      $904,877
                                                      ========      ========


                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                        1999        1998
                                                      --------   ---------
REVENUES:
 Admissions ...................................        $19,691     $20,761
 Event related revenue ........................         17,461      16,891
 Other operating revenue ......................         11,468       4,096
                                                       -------     -------
    Total Revenues ............................         48,620      41,748
                                                       -------     -------

OPERATING EXPENSES:
 Direct expense of events .....................         19,636      19,369
 Other direct operating expense ...............         10,955       2,878
 General and administrative ...................         11,102       8,541
 Depreciation and amortization ................          7,584       5,108
                                                       -------     -------
    Total Operating Expenses ..................         49,277      35,896
                                                       -------     -------
OPERATING INCOME (LOSS)........................           (657)      5,852
Interest expense, net .........................         (7,624)     (2,871)
Other income, net .............................            310         189
                                                       -------     -------
INCOME (LOSS) BEFORE INCOME TAXES .............         (7,971)      3,170
Income tax provision (benefit).................         (3,193)      1,275
                                                       -------     -------
NET INCOME (LOSS)..............................        $(4,778)    $ 1,895
                                                       =======     =======

PER SHARE DATA:
  Basic earnings (loss) per share .............        $ (0.11)    $  0.05
                                                       =======     =======
   Weighted average shares outstanding ........         41,599      41,488
  Diluted earnings (loss) per share ...........        $ (0.11)    $  0.05
                                                       =======     =======
   Weighted average shares outstanding ........         45,025      44,527


                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                       Nine Months Ended
                                                          September 30,
                                                        1999        1998
                                                      --------    --------
REVENUES:
 Admissions ...................................       $102,568    $ 82,157
 Event related revenue ........................        114,794      82,674
 Other operating revenue ......................         24,416      12,616
                                                      --------    --------
    Total Revenues ............................        241,778     177,447
                                                      --------    --------

OPERATING EXPENSES:
 Direct expense of events .....................         85,963      66,132
 Other direct operating expense ...............         20,165       8,138
 General and administrative ...................         33,420      25,486
 Depreciation and amortization ................         21,843      14,847
                                                      --------    --------
    Total Operating Expenses ..................        161,391     114,603
                                                      --------    --------
OPERATING INCOME ..............................         80,387      62,844
Interest expense, net .........................        (20,276)     (8,483)
Acquisition loan cost amortization ............         (3,398)         --
Other income, net .............................            605       1,626
                                                      --------    --------
INCOME BEFORE INCOME TAXES ....................         57,318      55,987
Income tax provision...........................         22,676      22,401
                                                      --------    --------
NET INCOME.....................................       $ 34,642    $ 33,586
                                                      ========    ========

PER SHARE DATA:
  Basic earnings per share ....................       $   0.83    $   0.81
                                                      ========    ========
   Weighted average shares outstanding ........         41,552      41,479
  Diluted earnings per share ..................       $   0.81    $   0.79
                                                      ========    ========
   Weighted average shares outstanding ........         44,963      44,599


                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                                    Accumulated      Total
                                        Common Stock     Additional                    Other         Stock-
                                        ------------       Paid-In     Retained    Comprehensive    holders'
                                      Shares    Amount     Capital     Earnings        Loss         Equity
                                      ----------------     -------     --------    -------------    --------
BALANCE - JANUARY 1, 1999 .......     41,502   $    415   $157,216     $129,897     $   (408)     $287,120

Net income ......................       --         --         --         34,642         --          34,642

Exercise of stock options .......         60          1      1,447         --           --           1,448

Issuances of stock under employee
 stock purchase plan ............         57       --        1,466         --           --           1,466

Net unrealized gain on marketable
 equity securities ..............       --         --         --           --            249           249
                                    --------   --------   --------     --------     --------      --------
BALANCE - SEPTEMBER 30, 1999 ....     41,619   $    416   $160,129     $164,539     $   (159)     $324,925
                                    ========   ========   ========     ========     ========      ========

                See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                             -----------------
                                                                September 30,
                                                             1999        1998
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...........................................  $  34,642    $  33,586
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization .....................     21,843       14,847
    Gain on sale of marketable equity securities and
     investments ......................................       (119)        (150)
    Amortization of acquisition loan costs ............      3,398         --
    Amortization of deferred income ...................       (954)        (693)
    Changes in operating assets and liabilities:
      Restricted cash .................................       (581)       1,508
      Accounts receivable .............................      3,902        1,496
      Prepaid and accrued income taxes ................     18,922       11,082
      Inventories .....................................     (3,611)      (1,736)
      Condominiums held for sale ......................       (298)      14,600
      Accounts payable ................................      3,332      (10,462)
      Deferred race event income ......................    (17,280)      (7,357)
      Accrued expenses and other liabilities ..........       (560)      (1,191)
      Deferred income .................................        708        2,372
      Other assets and liabilities ....................     (2,875)      (4,505)
                                                         ---------    ---------
        Net cash provided by operating activities .....     60,469       53,397
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt .................   (124,800)     (18,434)
 Issuance of long-term debt ...........................    128,750       35,000
 Payments of debt issuance costs ......................     (6,361)        --
 Issuance of stock under employee stock purchase plan .      1,466          136
 Exercise of common stock options .....................      1,448          389
                                                         ---------    ---------
        Net cash provided by financing activities .....        503       17,091
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures .................................    (66,599)     (74,716)
 Purchases of marketable equity securities and other
  investments .........................................     (1,728)        (100)
 Proceeds from sales of marketable equity securities
  and other investments ...............................        875          692
 Distribution from equity method investee .............       --          1,300
 Increase in notes and other receivables ..............     (4,627)     (12,119)
 Repayment of notes and other receivables .............      2,292        9,887
                                                         ---------    ---------
        Net cash used by investing activities .........    (69,787)     (75,056)
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..     (8,815)      (4,568)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......     35,399       28,148
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............  $  26,584    $  23,580
                                                         =========    =========


                 See notes to consolidated financial statements.

    The following Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contain estimates and forward-looking statements as indicated by use of such terms as "estimates", "anticipates", "believes", "approximates", "expects", "intends", "hopes", or "projected", and variations of such words and similar expressions. Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could cause actual results to differ, in addition to the other factors noted with such forward-looking statements, include: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors; casualty to or other disruption of the Company's facilities and equipment; disruption of the Company's relationship with NASCAR and other sanctioning bodies; promotional success of marketing campaigns; real estate market conditions; and other factors that generally affect the business of sports and recreational companies.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway, Inc. and subsidiaries d/b/a Lowe's Motor Speedway at Charlotte (LMS), Las Vegas Motor Speedway LLC (LVMS), SPR Acquisition Corp. d/b/a Sears Point Raceway (SPR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a Finish Line Events and subsidiaries (FLE), Oil-Chem Research Corp. and subsidiary (ORC), SoldUSA, Inc., Speedway Funding Corp. and Sonoma Funding Corp. (collectively, the Company).

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

    The Indy Racing League and NASCAR-sanctioned Craftsman Truck Series racing events hosted at TMS in the fourth quarter of 1999 were held in the third quarter of 1998. In addition, the IRL racing event hosted at LMS in the second quarter of 1999 was held in the third quarter of 1998. Changes in race schedules at the Company's speedways from time to time lessen the comparability of operating results between quarterly financial statements of successive years.

    The Busch Grand National series race at AMS, originally scheduled to be held March 7, 1998, was rescheduled to November 7, 1998 due to poor weather conditions. Certain advance revenues and direct expenses related to the rescheduled Busch race were deferred as of March 31, 1998. Rescheduling did not materially impact revenues and operating expenses as reported for the nine months ended September 30, 1998.

    SPEEDWAY CONDOMINIUMS HELD FOR SALE - The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 42 and 68, respectively, have been sold or contracted for sale as of September 30, 1999. Speedway condominiums held for sale represent 4 condominiums at AMS and 8 condominiums at TMS which are substantially complete and are being marketed.

    MARKETABLE EQUITY SECURITIES - The Company's marketable equity securities are classified as "available for sale" and are not bought and held principally for the purpose of selling them in the near term. Valuation allowances for unrealized losses of $159,000 and $408,000, net of $106,000 and $272,000 in tax benefits, are reflected as a charge to stockholders' equity to reduce the carrying amount of long-term marketable equity securities to market value as of September 30, 1999 and December 31, 1998, respectively.

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

    DEFERRED INCOME - Deferred income as of September 30, 1999 and December 31, 1998 consisted of the following (in thousands):
                                                      September 30, December 31,
                                                          1999         1998
                                                          ----         ----
TMS Preferred Seat License fee deposits, net..........  $12,083      $12,624
Deferred gain on TMS condominium sales................    2,957        2,817
Deferred Speedway Club membership income and other....      966          811
                                                        -------      -------
  Total...............................................  $16,006      $16,252
                                                        =======      =======

     Fees received under Preferred Seat License (PSL) agreements were deferred prior to TMS hosting its first Winston Cup race on April 6, 1997. The Company began amortizing net PSL fee revenues into income over the estimated useful life of TMS's facility upon its opening. After May 31, 1999, license agreements are transferrable once each year subject to certain terms and conditions. PSL fee deposits are reported net of expenses of $1,052,000 at September 30, 1999 and December 31, 1998. Amortization income recognized in the three months ended September 30, 1999 and 1998 was $129,000 and $125,000, and in the nine months ended September 30, 1999 and 1998 was $724,000 and $489,000.

     Certain condominium sales contracts, aggregating approximately $17,600,000 as of September 30, 1999, provide buyers the right to require the Company to repurchase real estate within three years from the purchase date. Gain recognition has been deferred until the buyer's right expires. Management believes the likelihood of buyers exercising such rights, in amounts that at any one time or in the aggregate would be significant, is remote.

     RECLASSIFICATIONS - Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES

     Inventories as of September 30, 1999 and December 31, 1998 consist of the following components (in thousands):
                                                     September 30,  December 31,
                                                         1999           1998
                                                       -------        -------
Souvenirs and apparel.............................     $ 8,280        $ 5,023
Finished vehicles, parts and accessories..........       4,322          4,409

Oil additives, food and other.....................       1,848          1,015
                                                       -------        -------
   Total..........................................     $14,450        $10,447
                                                       =======        =======

4. PROPERTY AND EQUIPMENT

     CONSTRUCTION IN PROGRESS - As of September 30, 1999, the Company had various construction projects underway to increase and improve grandstand seating capacity, luxury suites, facilities for fan amenities, and make various other site improvements at each of its speedways.

     As of September 30, 1999, construction of LVMS's 1.4 million square foot industrial park was nearing completion and rental operations of completed building space commenced in the first half of 1999. The industrial park is being leased under triple net operating leases. Also, construction of an office and entertainment complex overlooking TMS, similar to The Smith Tower and Speedway Club at LMS, was nearing completion. TMS derives rental, catering, dining and dues revenues from the dining-entertainment and health-fitness club complex, The Texas Motor Speedway Club, which opened March 26, 1999.

5. LONG-TERM DEBT

     ACQUISITION LOAN - On November 23, 1998, the Company's former credit facility was amended and restated in connection with the Company's December 1998 acquisition of LVMS. The amended credit facility and acquisition loan (the Acquisition Loan) increased the Company's overall borrowing limit from $175,000,000 to $270,000,000 to fund the LVMS acquisition. The Acquisition Loan was retired and repaid on May 28, 1999 concurrently with the issuance of senior subordinated notes and bank credit facility replacement as described below. At December 31, 1998, the Company had $254,050,000 in outstanding borrowings under the Acquisition Loan.

      While the retirement and repayment did not result in the use of significant working capital, the outstanding borrowings of $254,050,000 have been classified as a current liability in the accompanying December 31, 1998 balance sheet in accordance with generally accepted accounting principles.

     BANK CREDIT FACILITY REPLACEMENT - On May 28, 1999, the Company obtained a long-term, secured, senior revolving credit facility with a syndicate of banks led by NationsBank, N.A. as an agent and lender (the 1999 Credit Facility). The 1999 Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, matures in May 2004, and is secured by a pledge of the capital stock and other equity interests of all material Company subsidiaries. Also, the Company agreed not to pledge its assets to any third party. The 1999 Credit Facility was used to fully repay and retire then outstanding borrowings under the Acquisition Loan after reduction for the application of proceeds from the 1999 Senior Notes offering, and for working capital and general corporate purposes. See Note 5 to the December 31, 1998 Consolidated Financial Statements for discussion of the terms and conditions of the former credit facility.

     At September 30, 1999, the Company had $130,000,000 in outstanding borrowings under the 1999 Credit Facility. Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.125% or (ii) the greater of NationsBank's prime rate or the Federal Funds rate plus .5%. The margin applicable to LIBOR borrowings will be adjusted periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, among other items, the Company is required to meet certain financial covenants, including specified levels of net worth and ratios of (i) debt to EBITDA and (ii) earnings before interest and taxes (EBIT) to interest expense. The 1999 Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without the consent of the lenders, and limit the Company's consolidated capital expenditures to amounts not to exceed $125 million annually and $500 million in the aggregate over the loan term. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, transactions with affiliates, guaranties, asset sales, investments, dividends, distributions and redemptions.

     SENIOR SUBORDINATED NOTES - On May 11, 1999, the Company completed a private placement of 8 1/2% senior subordinated notes (the 1999 Senior Notes) in the aggregate principal amount of $125,000,000. The Company filed a registration statement to register these notes in June 1999. Net proceeds, after issuance at 103% of face value, commissions and discounts, approximated $125,737,000 and were used to repay a portion of the outstanding borrowings under the Acquisition Loan. In August 1997, the Company issued 8 1/2% senior subordinated notes in the aggregate principal amount of $125,000,000. The 1999 Senior Notes and those issued in 1997 (the Senior Notes) are substantially identical and are governed by substantially similar Indentures. The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002. Interest payments are due semi-annually on February 15 and August 15. The Senior Notes are subordinated to all present and future senior secured indebtedness of the Company. Redemption prices in fiscal year periods ending August 15 are 104.25% in 2002, 102.83% in 2003, 101.42% in 2004 and 100% in 2005 and
thereafter.

     The Indentures governing the Senior Notes contain certain specified restrictive and required financial covenants. The Company has agreed not to pledge its assets to any third party except under certain limited circumstances. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. The Indentures and 1999 Credit Facility agreements contain cross-default provisions.

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

     INTEREST EXPENSE - Interest expense, net for the three months ended September 30, 1999 and 1998 includes interest expense of $8,232,000 and $3,605,000, and interest income of $608,000 and $734,000. The Company capitalized interest costs of $745,000 and $771,000 during the three months ended September 30, 1999 and 1998.

     Interest expense, net for the nine months ended September 30, 1999 and 1998 includes interest expense of $22,238,000 and $10,432,000, and interest income of $1,962,000 and $1,949,000. The Company capitalized interest costs of $3,154,000 and $2,418,000 during the nine months ended September 30, 1999 and 1998. The weighted-average interest rate on borrowings under bank revolving credit facilities during the three and nine months ended September 30, 1999 and 1998 was 6.3%.

6. PER SHARE DATA

     The computation of diluted loss per share was anti-dilutive for the three months ended September 30, 1999 and 1998; therefore, reported basic and diluted per share amounts are the same.

     Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt (see Note 5). The following schedule reconciles basic and diluted earnings per share(dollars and shares in thousands):

                                                            Weighted   Earnings
                                               Net Income    Average     (Loss)
THREE MONTHS ENDED:                              (Loss)      Shares    Per Share
-------------------                              ------      ------    ---------
 September 30, 1999:
  Basic loss per share........................  $(4,778)     41,599     $(0.11)
  Dilution adjustments:
     Common stock equivalents - stock options.       --       1,047
     5 3/4% Convertible debentures ...........      584       2,379
                                                -------      ------
  Diluted loss per share......................  $(4,194)     45,025     $(0.11)
                                                =======      ======

 September 30, 1998:
  Basic earnings per share....................   $1,895      41,488      $0.05
  Dilution adjustments:
     Common stock equivalents - stock options.       --         660
     5 3/4% Convertible debentures ...........      523       2,379
                                                -------      ------
  Diluted earnings per share..................   $2,418      44,527      $0.05
                                                =======      ======

NINE MONTHS ENDED:
 September 30, 1999:
  Basic earnings per share....................  $34,642      41,552      $0.83
  Dilution adjustments:
     Common stock equivalents - stock options.       --       1,032
     5 3/4% Convertible debentures ...........    1,671       2,379
                                                -------      ------
  Diluted earnings per share..................  $36,313      44,963      $0.81
                                                =======      ======

 September 30, 1998:
  Basic earnings per share....................  $33,586      41,479      $0.81
  Dilution adjustments:
     Common stock equivalents - stock options.       --         741
     5 3/4% Convertible debentures ...........    1,551       2,379
                                                -------       -----
  Diluted earnings per share..................  $35,137      44,599      $0.79
                                                =======      ======

7. RELATED PARTY TRANSACTIONS

     Notes receivable at September 30, 1999 and December 31, 1998 include a note receivable of $835,000 and $798,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note before September 30, 2000, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

     Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $1,571,000 at September 30, 1999 and $842,000 at December 31, 1998. The principal balance of the note represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value. The note bears interest at 1% over prime. Because the Company does not anticipate repayment of the note before September 30, 2000, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

     From time to time, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), an affiliate of the Company through common ownership. The Company had a net receivable from Sonic Financial for $184,000 at September 30, 1999 and $1,040,000 at December 31, 1998. The amounts are classified as short-term based on expected repayment dates.

     Amounts payable to affiliates at September 30, 1999 and December 31, 1998 includes $2,592,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at 1% over prime. The entire amount is classified as long-term based on expected repayment dates. Amounts payable to affiliates at September 30, 1999 and December 31, 1998 also include $1,329,000 and $1,542,000 owed to a former LVMS shareholder and executive officer, who is now a LVMS officer and employee, in equal monthly payments through December 2003 at 6.4% imputed interest.

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

9.  CONTINGENCIES

     LMS cancelled its May 1, 1999 IRL event after three spectators were killed and eight others injured when debris from an on-track accident at LMS entered a grandstand during the race. The Company offered refunds to paid ticket holders for the IRL event through July 31, 1999, and has recovered certain associated race purse and sanction fees. On May 28, 1999, a wrongful death lawsuit was filed against the Company, IRL, and certain others by Laurie Ann Mobley Helton, as administratrix of the Estate of Dexter Barry Mobley, Sr. On August 26, 1999, wrongful death lawsuits were filed against these same entities by Angela Patton as administratrix of the Estate of Jeffrey Alan Patton, and Roger Dale Pyatte and Vickie Jean Pyatte as co-administrators of the Estate of Randy Dale Pyatte. The lawsuits seek unspecified compensatory and punitive damages arising from the incident that resulted in fatal injury to Dexter Mobley, Sr., Jeffrey Alan Patton and

Roger Dale Pyatte. SMI has filed answers in all three pending actions and fully intends to defend itself against the allegations in these lawsuits. It is possible additional lawsuits may be filed against the Company, although none have been filed to date. The Company is presently unable to determine whether this incident will result in additional claims by injured parties or their representatives or other liabilities that may have a material adverse effect on the Company.

10. SUMMARIZED PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following table presents summarized parent company only financial information as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998 (in thousands):

                                                            September 30, December 31,
                                                                 1999         1998
                                                                 ----         ----
Current assets...........................................     $ 13,263     $ 37,908
Noncurrent assets, including investment in and advances
  to subsidiaries, net...................................      811,592      732,404
Total Assets.............................................      824,857      770,312
Current liabilities......................................       21,332        9,147
Noncurrent liabilities...................................      478,600      474,045
Total Liabilities .......................................      499,932      483,192
Total Stockholders' Equity...............................     $324,925     $287,120

                                                                Three Months Ended
                                                                   September 30:
                                                                   -------------
                                                                 1999         1998
                                                                 ----         ----
Total revenues ..........................................      $   747      $   794
Total expenses...........................................         (470)      (1,117)
Income (loss) from continuing operations.................          277         (323)
Net income (loss) before equity in subsidiaries..........          166         (194)
Net income (loss)........................................      $(4,778)     $ 1,895

                                                                 Nine Months Ended
                                                                    September 30:
                                                                    -------------
                                                                  1999         1998
                                                                  ----         ----
Total revenues ..........................................      $ 2,452      $ 2,064
Total expenses...........................................       (5,939)      (3,761)
Loss from continuing operations..........................       (3,487)      (1,697)
Net loss before equity in subsidiaries...................       (2,092)      (1,019)
Net income ..............................................      $34,642      $33,586

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

                                                          Pro forma
                                                  (in thousands,except
                                                   per share amounts)
                                        Three Months Ended  Nine Months Ended
                                        ------------------  -----------------
                                                  September 30, 1998
                                        -------------------------------------

Total revenues.........................       $43,505         $205,710
Net income (loss)......................        (1,234)          32,376
Basic earnings (loss) per share .......        ($0.03)           $0.78
Diluted earnings (loss) per share .....        ($0.03)           $0.76

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

OVERVIEW

     The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedway facilities, from the sale of food, beverage and souvenirs during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events, and from the licensing of television, cable network and radio rights to broadcast such events. The Company derives additional revenue from The Speedway Club at LMS and the Texas Motor Speedway Club, dining and entertainment facilities located at the respective speedways, Legends Car operations, from Oil-Chem, which produces environmentally friendly motor oil additives, from SoldUSA, an internet auction and e-commerce company under development, and from Wild Man Industries (WMI), a wholly-owned subsidiary of FLE, that is a screen printing and embroidery manufacturer and distributor of wholesale and retail apparel.

     The Company classifies its revenues as admissions, event-related revenues and other operating revenue. "Admissions" includes ticket sales for all of the Company's events. "Event related revenue" includes food, beverage and souvenir sales, luxury suite rentals, sponsorship fees and broadcast right fees. "Other operating revenue" includes the Speedway Club at LMS, the Texas Motor Speedway Club, Legends Car, industrial park rental, Oil-Chem, SoldUSA and WMI revenues. The Company's revenue items produce different operating margins. Sponsorships, broadcast rights, ticket sales and luxury suite rentals produce higher margins than concessions and souvenir sales, as well as Legends Car sales.

     The Company classifies its expenses to include direct expense of events and other direct operating expense, among other things. "Direct expense of events" principally consists of race purses, sanctioning fees, cost of food, beverage and souvenir sales, compensation of certain employees and advertising. "Other direct operating expense" includes the cost of the Speedway Club at LMS, the Texas Motor Speedway Club, Legends Car sales, and industrial park rentals, Oil-Chem, SoldUSA and WMI revenues.

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

     In 1997 and 1998, the Company's second and fourth quarters accounted for 78% and 74%, respectively, of its total annual revenues and 100% and 97%, respectively, of its total annual operating income. The Company sometimes produces minimal operating income or losses during its third quarter when it hosts only one major NASCAR race weekend. In 1999, the Company's operating results for the first and third quarters were significantly impacted by the additional scheduled racing events at LVMS. The concentration of racing events in the second quarter, and the growth in the Company's operations with attendant increases in overhead expenses, will tend to increase operating losses or minimize operating income in future first and third quarters.

     Also, race schedules at the Company's speedways may be changed from time to time, lessening the comparability of the financial results of quarters between years and increasing or decreasing the seasonal nature of the Company's business.

     The results of operations for the three and nine months ended September 30, 1999 and 1998 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

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

RESULTS OF OPERATIONS

     The Indy Racing League and NASCAR-sanctioned Craftsman Truck Series racing events hosted at TMS in the fourth quarter of 1999 were held in the third quarter of 1998. In addition, the IRL racing event hosted at LMS in the second quarter of 1999 was held in the third quarter of 1998.

     The NASCAR sanctioned Busch Grand National series race at AMS, originally scheduled to be held March 7, 1998, was rescheduled to November 7, 1998 due to poor weather conditions. Rescheduling did not materially impact revenues and operating expenses as reported for the nine months ended September 30, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     TOTAL REVENUES. Total revenues for the three months ended September 30, 1999 increased by $6.9 million, or 16.5%, to $48.6 million, over such revenues for the same period in 1998. This improvement was due particularly to increases in event related and other operating revenues.

     ADMISSIONS. Admissions for the three months ended September 30, 1999 decreased by $1.1 million, or 5.2%, from admissions for the same period in 1998. The decrease resulted primarily from hosting IRL and NASCAR-sanctioned Craftsman Truck Series racing events at TMS in the fourth quarter of 1999 which were held in the third quarter of 1998, and an IRL racing event at LMS in the second quarter of 1999 which was held in the third quarter of 1998. Operating results are impacted more by the combined events at TMS than LVMS. The decrease is also due, to a lesser extent, to lower attendance at the IRL racing event held at AMS in the current quarter.

     The overall decrease was offset by continued growth in NASCAR-sanctioned racing events held at BMS during the current quarter. The growth in admissions at NASCAR-sanctioned racing events reflects the continued increases in attendance and in ticket prices. The overall decrease was also offset by hosting IRL and NASCAR racing events at LVMS, which was acquired in December 1998, and an inaugural NHRA-sanctioned racing event at BMS, in the current quarter.

     EVENT RELATED REVENUE. Event related revenue for the three months ended September 30, 1999 increased by $570,000, or 3.4%, over such revenue for the same period in 1998. The increase was due to hosting IRL and NASCAR Craftsman Truck Series racing events at the Company's newly acquired LVMS and a new NHRA racing event at BMS. The increase was also due to growth in attendance, including related increases in concessions and souvenir sales, and to increases in sponsorship fees and broadcast rights for NASCAR-sanctioned racing events at BMS.

     Those increases were offset by hosting IRL and NASCAR racing events at TMS in the fourth quarter of 1999 which were held in the third quarter of 1998, and an IRL racing event at LMS in the second quarter of 1999 which was held in the third quarter of 1998.

     OTHER OPERATING REVENUE. Other operating revenue for the three months ended September 30, 1999 increased by $7.4 million, or 180.0%, over such revenue for the same period in 1998. This increase was primarily due to growth in revenues of Oil-Chem associated with commencement of media and other promotional campaigns. The increase was also due to revenues derived from the Texas Motor Speedway Club opened March 26, 1999, and from apparel and other merchandise sold through outside venues.

     DIRECT EXPENSE OF EVENTS. Direct expense of events for the three months ended September 30, 1999 increased by $267,000, or 1.4%, over such expense for the same period in 1998. The increase was due to hosting a new NHRA racing event at BMS, and to IRL and NASCAR Craftsman Truck Series racing events at the Company's newly acquired LVMS. The increase was also due higher race purses and sanctioning fees required for NASCAR-sanctioned racing events held at BMS, and to increased operating costs associated with the growth in attendance, including related increases in concessions and souvenir sales. Operating expenses associated with newly acquired speedways or inaugural events are typically higher than historical events or operations.

     Those overall increases were offset by hosting IRL and NASCAR racing events at TMS in the fourth quarter of 1999 which were held in the third quarter of 1998, and an IRL racing event at LMS in the second quarter of 1999 which was held in the third quarter of 1998.

     As a percentage of admissions and event related revenues combined, direct expense of events for the three months ended September 30, 1999 was 52.9% compared to 51.4% for the same period in 1998. Such increase results primarily from proportionately higher operating expenses associated with hosting IRL and NHRA racing events relative to operating margins historically achieved with NASCAR-sanctioned events.

     OTHER DIRECT OPERATING EXPENSE. Other direct operating expense for the three months ended September 30, 1999 increased by $8.1 million, or 280.6%, over such expense for the same period in 1998. This increase includes expenses associated with commencement of Oil-Chem's media and other promotional campaigns. The increase also includes expenses associated with other operating revenues derived from the Texas Motor Speedway Club, apparel and other merchandise sold through outside venues, and with the increase in Oil-Chem revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the three months ended September 30, 1999 increased by $2.6 million, or 30.0%, over such expense for the same period in 1998. The increase was primarily attributable to costs associated with the Company's newly acquired LVMS, and to increases in operating costs associated with the growth and expansion at the Company's other speedways and operations.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended September 30, 1999 increased by $2.5 million, or 48.5%, over such expense for the same period in 1998. This increase was primarily due to property and equipment and intangible assets related to the LVMS acquisition, and to additions to property and equipment at the Company's other speedways.

     OPERATING INCOME (LOSS). Operating loss for the three months ended September 30, 1999 was $657,000 compared to operating income of $5.9 million for the same period in 1998. This change occurred because of the factors discussed above.

     INTEREST EXPENSE, NET. Interest expense, net for the three months ended September 30, 1999 was $7.6 million compared to $2.9 million for the same period in 1998. This increase was due primarily to higher average borrowings outstanding during the current quarter as compared to the same period in 1998. The increase reflects additional borrowings to fund the LVMS acquisition.

     OTHER INCOME. Other income for the three months ended September 30, 1999 increased by $121,000 over such income for the same period in 1998. This increase was due primarily to larger gains recognized on sales of marketable equity securities in the three months ended September 30, 1999 compared to the same period in 1998.

     INCOME TAX PROVISION (BENEFIT). The Company's effective income tax rate for the three months ended September 30, 1999 and 1998 was 40%.

     NET INCOME (LOSS). Net loss for the three months ended September 30, 1999 was $4.8 million compared to net income of $1.9 million for the same period in 1998. This change occurred because of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     TOTAL REVENUES. Total revenues for the nine months ended September 30, 1999 increased by $64.3 million, or 36.3%, to $241.8 million, over such revenues for the same period in 1998. This improvement was due to increases in all revenue items, particularly admissions and event related revenue.

     ADMISSIONS. Admissions for the nine months ended September 30, 1999 increased by $20.4 million, or 24.8%, over admissions for the same period in 1998. This increase was primarily due to hosting NASCAR-sanctioned and IRL racing events at newly acquired LVMS, and to continued growth in NASCAR-sanctioned racing events held at the Company's other speedways during the current period. The growth in admissions reflects the continued increases in attendance and in ticket prices, and additions to permanent seating capacity. The increase was also due, to a lesser extent, to hosting a new NHRA racing event at BMS in the current period. The overall increase was offset by hosting IRL and NASCAR Craftsman Truck Series racing events at TMS in the fourth quarter of 1999 which were held in the third quarter of 1998.

     EVENT RELATED REVENUE. Event related revenue for the nine months ended September 30, 1999 increased by $32.1 million, or 38.9%, over such revenue for the same period in 1998. This increase was primarily due to hosting NASCAR-sanctioned and IRL racing events at the Company's newly acquired LVMS. The increase also results from increases in sponsorship fees and broadcast rights, and to growth in attendance, including related increases in concessions and souvenir sales, for NASCAR-sanctioned racing events. The overall increase was offset by hosting IRL and NASCAR Craftsman Truck Series racing events at TMS in the fourth quarter of 1999 which were held in the third quarter of 1998.

     OTHER OPERATING REVENUE. Other operating revenue for the nine months ended September 30, 1999 increased by $11.8 million, or 93.5%, over such revenue for the same period in 1998. This increase was due to growth in revenues of Oil-Chem associated with commencement of media and other promotional campaigns. The increase was also attributable to revenues derived from the Texas Motor Speedway Club opened March 26, 1999, and from apparel and other merchandise sold through outside venues.

     DIRECT EXPENSE OF EVENTS. Direct expense of events for the nine months ended September 30, 1999 increased by $19.8 million, or 30.0%, over such expense for the same period in 1998. This increase was due primarily to hosting NASCAR-sanctioned and IRL racing events at the Company's newly acquired LVMS. The increase also was due to higher race purses and sanctioning fees required for NASCAR-sanctioned racing events held during the current period, and to increased operating costs associated with the growth in attendance, including related increases in concessions and souvenir sales. The increase was also due to hosting a new NHRA racing event at BMS in the current period. Operating expenses associated with inaugural events or newly acquired speedways are typically higher than historical events or operations.

     OTHER DIRECT OPERATING EXPENSE. Other direct operating expense for the nine months ended September 30, 1999 increased by $12.0 million, or 147.8%, over such expense for the same period in 1998. This increase includes expenses associated with commencement of Oil-Chem's media and other promotional campaigns. The increase also includes expenses associated with other operating revenues derived from the Texas Motor Speedway Club, apparel and other merchandise sold through outside venues, and with the increase in Oil-Chem revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the nine months ended September 30, 1999 increased by $7.9 million, or 31.1%, over such expense for the same period in 1998. The increase was primarily attributable to costs associated with the Company's newly acquired LVMS, and to increases in operating costs associated with the growth and expansion at the Company's other speedways and operations.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the nine months ended September 30, 1999 increased by $7.0 million, or 47.1%, over such expense for the same period in 1998. This increase was primarily due to property and equipment and intangible assets related to the LVMS acquisition, and to additions to property and equipment at the Company's other speedways.

     OPERATING INCOME. Operating income for the nine months ended September 30, 1999 increased by $17.5 million, or 27.9%, over such income for the same period in 1998. This increase was due to the factors discussed above.

     INTEREST EXPENSE, NET. Interest expense, net for the nine months ended September 30, 1999 was $20.3 million compared to $8.5 million for the same period in 1998. This increase was due primarily to higher average borrowings outstanding during the nine months ended September 30, 1999 as compared to the same period in 1998. The increase reflects additional borrowings to fund the LVMS acquisition.

     ACQUISITION LOAN COST AMORTIZATION. Acquisition loan cost amortization of $3.4 million for the nine months ended September 30, 1999 represents financing costs incurred in obtaining the Acquisition Loan to fund the LVMS acquisition. Associated deferred financing costs of $4.1 million were amortized over the loan term which matured May 28, 1999.

     OTHER INCOME. Other income for the nine months ended September 30, 1999 decreased by $1.0 million over such income for the same period in 1998. This decrease results primarily from gains on sales of thirteen TMS condominiums in the nine months ended September 30, 1998. The gain on sale of one TMS condominium was recognized in the nine months ended September 30, 1999.

     INCOME TAX PROVISION. The Company's effective income tax rate for the nine months ended September 30, 1999 and 1998 was 40%.

     NET INCOME. Net income for the nine months ended September 30, 1999 increased by $1.1 million, or 3.1%, over such income for the same period in 1998. This increase was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the first nine months of 1999 for improvements and expansion at its speedway facilities. Significant changes in the Company's financial condition and liquidity during the nine months ended September 30, 1999 resulted primarily from: (1) net cash generated by operations amounting to $60.5 million and (2) capital expenditures amounting to $66.6 million. As of September 30, 1999, the Company had $130.0 million in outstanding borrowings under the 1999 Credit Facility.

     SENIOR SUBORDINATED NOTES - On May 11, 1999, the Company completed a private placement of 8 1/2% senior subordinated notes in the aggregate principal amount of $125,000,000 (the 1999 Senior Notes). The 1999 Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002 at varying redemption prices. Interest payments are due semi-annually on February 15 and August 15. Net proceeds, after issuance at 103% of face value, commissions and discounts, were approximately $125,737,000 which were used to repay a portion of the outstanding borrowings under the Acquisition Loan. The Indenture governing the 1999 Senior Notes contains certain specified restrictive and required financial covenants.

     In August 1997, the Company issued 8 1/2% senior subordinated notes due 2007 (the 1997 Senior Notes) in the aggregate principal of $125,000,000. In July 1999, the 1999 Senior Notes and all but $125,000 in aggregate principal amount of the 1997 Senior Notes were exchanged, pursuant to the Company's registration statement, for the Company's registered 8 1/2% senior subordinated notes due 2007 (the Senior Notes) in the aggregate principal amount of $249,875,000. The Senior Notes are substantially identical to the 1999 Senior Notes and the 1997 Senior Notes. The Senior Notes and the remaining outstanding 1997 Senior Notes rank equally as to payment and are governed by separate but substantially similar indentures.

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

     Management anticipates that cash from operations, and funds available through the 1999 Credit Facility, will be sufficient to meet the Company's operating needs through 1999, including planned capital expenditures at its speedway facilities. Based upon anticipated future growth and financing requirements, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.

CAPITAL EXPENDITURES

     Significant growth in the Company's revenues depends, in large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenues. Currently, a number of significant capital projects are underway.

     In 1999, AMS plans to continue improving and expanding its on-site roads and available parking, as well as reconfiguring traffic patterns and entrances, to ease congestion and improve traffic flow. BMS reconstructed and expanded its dragstrip with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities all of which was substantially completed in July 1999. LMS added approximately 10,000 permanent seats and further expanded concessions, restroom and other fan amenities facilities, and made other site improvements. In 1999, LVMS plans to add approximately 10,000 permanent seats, expand concessions, restroom and other fan amenities facilities, and make other site improvements. In 2000 or 2001, pending governmental approvals, the Company expects to begin major renovations at SPR, including its on-going reconfiguration into a "stadium-style" road racing course, the addition of up to 45,000 permanent seats, and improving and expanding concessions, restroom and other fan amenities facilities. Construction of the Texas Motor Speedway Club was substantially completed with its opening in March 1999. In 1999, after adding approximately 25,000 permanent seats, exclusive of SPR, the Company's total permanent seating capacity will exceed 690,000 and the total number of luxury suites will be approximately 659.

     The estimated aggregate cost of capital expenditures in 1999 will approximate $85 million. Numerous factors, many of which are beyond the Company's control, may influence the ultimate costs and timing of various capital improvements at the Company's facilities, including undetected soil or land conditions, additional land acquisition costs, increases in the cost of construction materials and labor, unforeseen changes in the design, litigation, accidents or natural disasters affecting the construction site and national or regional economic changes. In addition, the actual cost could vary materially from the Company's estimates if the Company's assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost.

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

MAY 1999 IRL RACE EVENT CANCELLED AFTER ACCIDENT

     LMS cancelled its May 1, 1999 IRL event after three spectators were killed and eight others injured when debris from an on-track accident at LMS entered a grandstand during the race. The Company offered refunds to paid ticket holders for the IRL event through July 31, 1999, and has recovered certain associated race purse and sanction fees. On May 28, 1999, a wrongful death lawsuit was filed against the Company, IRL, and certain others by Laurie Ann Mobley Helton, as administratrix of the Estate of Dexter Barry Mobley, Sr. On August 26, 1999, wrongful death lawsuits were filed against these same entities by Angela Patton as administratrix of the Estate of Jeffrey Alan Patton, and Roger Dale Pyatte and Vickie Jean Pyatte as co-administrators of the Estate of Randy Dale Pyatte. The lawsuits seek unspecified compensatory and punitive damages arising from the incident that resulted in fatal injury to Dexter Mobley, Sr., Jeffrey Alan Patton and Roger Dale Pyatte. SMI has filed answers in all three pending actions and fully intends to defend itself against the allegations in these lawsuits. It is possible additional lawsuits may be filed against the Company, although none have been filed to date. The Company is presently unable to determine whether this incident will result in additional claims by injured parties or their representatives or other liabilities that may have a material adverse effect on the Company.

OTHER SIGNIFICANT FACTORS ARISING IN QUARTER ENDED SEPTEMBER 30, 1999

     The financial results for three months ended September 30, 1999 and 1998 are not readily comparable because of the acquisition of LVMS in December 1998 and changes in the Company's 1999 racing schedule from last year. The IRL and NASCAR Craftsman Truck Series racing events hosted at TMS in the fourth quarter of 1999 were held in the third quarter of 1998. Also, the IRL racing event hosted at LMS in the second quarter of 1999 was held in the third quarter of 1998. Changes in racing schedules can lessen the comparability of operating results between quarterly financial statements of successive years.

     The operating results for the three months ended September 30, 1999 were negatively impacted by less than expected attendance and event related revenues for IRL racing events at AMS and LVMS, less than expected attendance and increased direct event expenses due to poor weather conditions at BMS's inaugural NHRA event, continued carrying costs of LVMS's Industrial Park, and expenses for media and other promotional campaigns of Oil-Chem. Management is taking corrective actions to lessen the risk of financial exposure from IRL and NHRA events by renegotiating its agreements with those sanctioning bodies and restructuring the events to improve their profitability. Management believes the profitability of LVMS's Industrial Park will improve as the facility continues to lease up and as area real estate markets develop. In addition, Oil-Chem expects to commence retail sales of its principal product line in early fiscal 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of and during the nine months ended September 30, 1999, borrowings under bank revolving credit facilities decreased $124.1 million to $130.0 million, and senior subordinated 8 1/2% fixed interest rate debt increased $128.8 million to $253.4 million. See Note 5 to the accompanying September 30, 1999 financial statements for additional information on the terms and conditions of the Company's debt obligations. There have been no other significant changes in the Company's interest rate risk or equity price risk as of and during the nine months ended September 30, 1999.

PART II - OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

     On July 16, 1999, the Company completed an offer to exchange $250.0 million in aggregate principal amount of its publicly-registered 8 1/2% Senior Subordinated Notes, Series D (the Series D Notes) for its outstanding $125.0 million in aggregate principal of publicly-registered 8 1/2% Senior Subordinated Notes, Series B (the Series B Notes)and its outstanding $125.0 million in aggregate principal of unregistered 8 1/2% Senior Subordinated Notes, Series C (the Series C Notes). Holders of $124.9 million of Series B Notes and all holders of Series C Notes tendered their notes for exchange to Series D Notes.

     The Series C Notes and D Notes are governed by an Indenture dated May 11, 1999 (the 1999 Indenture). The terms of the 1999 Indenture are substantially identical to the Series B Notes Indenture dated August 4, 1997 (the 1997 Indenture). In exchange of Series B Notes for Series D Notes, prior Series B Notes that were tendered in the exchange offer are now governed by the 1999 Indenture. The remaining $125,000 of Series B Notes remain governed by the 1997 Indenture.

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

27.0 Financial data schedule for the nine month period ended September 30, 1999.

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



Date: November 10, 1999               By:    /s/ O. Bruton Smith
      --------------------               ---------------------------
                                         O. Bruton Smith
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER



Date: November 10, 1999               By:    /s/ William R. Brooks
      --------------------               ---------------------------
                                         William R. Brooks
                                   VICE PRESIDENT, CHIEF FINANCIAL
                                   OFFICER, TREASURER AND DIRECTOR
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                           SPEEDWAY MOTORSPORTS, INC.
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS

   27.0 Financial data schedule for the nine month period ended September 30, 1999.