Form 10-K
period 1999-12-31
SPEEDWAY MOTORSPORTS INC
filed 2000-03-24
CIK 934648

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
For the fiscal year ended December 31, 1999

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934
For the transition period from -------  to -------


                        Commission file number 1-13582


                          SPEEDWAY MOTORSPORTS, INC.
            (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                     51-0363307
       (State or Other Jurisdiction of                       (IRS Employer
       Incorporation or Organization)                     Identification No.)

            U.S. HIGHWAY 29 NORTH
           CONCORD, NORTH CAROLINA                               28026
  (Address of Principal Executive Offices)                     (Zip Code)

                                 (704) 455-3239
             (Registrant's telephone number, including area code)


                                ---------------
          Securities registered pursuant to Section 12(b) of the Act:

                             NAME OF EACH EXCHANGE


      TITLE OF EACH CLASS                       ON WHICH REGISTERED
  $.01 Par Value Common Stock                 New York Stock Exchange

       Securities registered pursuant to section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $325,885,316 based upon the closing sales price of the registrant's Common Stock on March 16, 2000 of $25.81 per share. At March 16, 2000, 41,646,997 shares of registrant's Common Stock, $.01 par value per share, were outstanding. Unless otherwise indicated, all other share and share price information contained herein takes into account the effect of the two for one stock split effected as of March 15, 1996 in the form of a 100% Common Stock dividend payable to stockholders of record as of February 26, 1996 (the "Stock Split").

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     (This Page Intentionally Left Blank)

                          FORM 10-K TABLE OF CONTENTS



                                                                                                      PAGE
                                                                                                      -----
PART I
Item 1.  Business .................................................................................     4
Item 2.  Properties ...............................................................................    13
Item 3.  Legal Proceedings ........................................................................    15
Item 4.  Submission of Matters to a Vote of Security Holders ......................................    16
PART II
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters ................    16
Item 6.  Selected Financial Data ..................................................................    16
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation .....    18
Item 7a. Quantitative and Qualitative Disclosures About Market Risk ...............................    26
Item 8.  Financial Statements and Supplementary Data ..............................................    26
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....    26
PART III
Item 10. Directors and Executive Officers of the Registrant .......................................    27
Item 11. Executive Compensation ...................................................................    29
Item 12. Security Ownership of Certain Beneficial Owners and Management ...........................    34
Item 13. Certain Relationships and Related Transactions ...........................................    34
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................    35
EXHIBIT INDEX .....................................................................................    35
SIGNATURES ........................................................................................    39
INDEX TO FINANCIAL STATEMENTS .....................................................................    F-1

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in "Business", "Properties", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", or relating to the Company's future capital projects, hosting of races, broadcasting rights or sponsorships, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends", and "hopes", and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the SEC as an exhibit to this Form 10-K.

                                    PART I

ITEM 1. BUSINESS

     Speedway Motorsports, Inc. (the "Company"), the owner and operator of Atlanta Motor Speedway ("AMS"), Bristol Motor Speedway ("BMS"), Lowe's Motor Speedway at Charlotte (formerly known as Charlotte Motor Speedway) ("LMSC"), Las Vegas Motor Speedway ("LVMS"), Sears Point Raceway ("SPR"), and Texas Motor Speedway ("TMS"), is a leading promoter, marketer and sponsor of motorsports activities in the United States. The Company also provides event food, beverage, and souvenir merchandising services through its Finish Line Events ("FLE") subsidiary, and manufactures and distributes smaller-scale, modified racing cars and parts through its 600 Racing subsidiary. The Company currently will sponsor 17 major annual racing events in 2000 sanctioned by the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), including ten races associated with the Winston Cup professional stock car racing circuit ("Winston Cup") and seven races associated with the Busch Grand National circuit. The Company will also sponsor four Indy Racing Northern Light Series ("IRL") racing events, two NASCAR Craftsman Truck Series racing events, three major National Hot Rod Association ("NHRA") Racing Events, and seven World of Outlaws ("WOO") racing events in 2000. The Company was incorporated in the State of Delaware in 1994.


RECENT DEVELOPMENTS

     TELEVISION BROADCASTING RIGHTS. In January 2000, the Company, NASCAR and others in the motorsports industry announced the consolidation of domestic television broadcast rights for NASCAR Winston Cup and Busch Grand National Series events beginning with the 2001 racing season. The Company has historically negotiated directly with network and cable television companies for live coverage of its NASCAR-sanctioned races. For seasons after 2000, NASCAR is negotiating the industry-wide television and ancillary media rights agreements for NASCAR-sanctioned events. The existing television agreements will be honored through 2000. NASCAR has negotiated a six-year television rights agreement with NBC Sports and Turner Sports, with both media companies developing a combined joint venture. In addition, NASCAR has negotiated an eight-year television rights agreement with FOX and FX cable networks. These new consolidated agreements include only the domestic television broadcast rights. NASCAR is in the process of negotiating the sale of ancillary rights packages for, among other items, internet, specialty pay-per-view, NASCAR channel, foreign distribution and other international television broadcast rights.

     In January 2000, NASCAR announced that these industry-wide total net television broadcast revenues for the domestic rights will approximate $244 million in 2001, with annual increases averaging 17%. Annual increases will range from approximately 15% to 21% throughout the agreement term, with industry-wide total net domestic rights revenues in 2006 approximating $534 million. These revenue estimates are based on NASCAR Winston Cup and Busch Grand National Series races as scheduled for the 2000 racing season, and would be impacted by future changes in race schedules. There presently is no available estimate for the value of the ancillary rights.

     Management believes this consolidation of television broadcast and ancillary rights will increase the overall media attention focused on motorsports, expanding sponsorship, merchandising and attendance revenues. These rights packages will provide significant contracted revenue streams beginning in fiscal 2001. Management also believes that, once finalized, the ancillary rights packages for internet, specialty pay-per-view, foreign distribution and other international television broadcast rights will help generate intensified interest and demand for NASCAR racing in foreign markets.

     SALE OF LAS VEGAS INDUSTRIAL PARK. In December 1998, the Company acquired LVMS, including a 1.4 million square foot industrial park then under construction, and 280 acres of adjacent unimproved land. Construction was completed and rental operations commenced in 1999. In January 2000, the Company sold the Las Vegas Industrial Park and undeveloped land to Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer, for approximately $53.3 million. The sales price was based on an independent fair value appraisal and approximates the Company's net carrying value as of December 31, 1999. See "Item 2 -- Properties" for further description and terms of the LVMS acquisition and property sale transaction.

     FACILITY NAMING RIGHTS AGREEMENT. In February 1999, the Company obtained the motorsports industry's first facility naming rights agreement whereby Charlotte Motor Speedway has been renamed Lowe's Motor Speedway for gross fees aggregating approximately $35,000,000 over the ten year agreement term.


GENERAL OVERVIEW

     At December 31, 1999, the Company's total permanent seating capacity exceeded 679,000, one of the largest in the motorsports industry. Management believes that spectator demand for its largest events exceeds existing permanent seating capacity at each of its speedways. In 1999, the Company added more than 14,000 permanent seats, including approximately 10,000 at LMSC and 4,000 at TMS. At December 31, 1999, AMS, BMS, LMSC, LVMS and TMS had permanent seating capacity of approximately 124,000, 134,000, 157,000, 107,000, and 157,000, respectively, in each case excluding infield admission, temporary seats and general admission. Also at December 31, 1999, the Company had a total of 666 luxury suites, with 141 at AMS, 104 at BMS, 125 at LMSC, 102 at LVMS, and 194 at TMS. SPR currently does not have permanent seating capacity but provides temporary seating and suites for approximately 24,000 spectators in addition to other general admission seating arrangements along its 2.52 mile road course.

     The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedway facilities, from the sale of food, beverages and souvenirs during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events, and from the licensing of television, cable network and radio rights to broadcast such events. In 1999, the Company derived approximately 73% of its total revenues from events sanctioned by NASCAR. The Company has experienced substantial growth in revenues and profitability as a result of its continued improvement, expansion and investments in facilities, its consistent marketing and promotional efforts and the overall increase in popularity of Winston Cup, Busch Grand National, Indy Racing League, National Hot Rod Association, World Of Outlaws and other motorsports events in the United States.

     As described above, television broadcast and naming rights values are rising. Published 1999 NASCAR Winston Cup television ratings indicated the average ratings for Speedway Motorsports events, and the motorsports industry as a whole, increased over 1998. Also, Speedway Motorsports achieved three of the top six ratings for all Winston Cup events in 1999. Similar to many televised sports, overall seasonal averages may increase year to year, while ratings for certain individual events may decline one year and increase the next for any number of reasons.


INDUSTRY OVERVIEW

     Motorsports is currently the fastest growing spectator sport in the United States, with NASCAR the fastest growing industry segment. In 1999, NASCAR sanctioned 94 Winston Cup, Busch Grand National and Craftsman Truck Series races. Races are generally heavily promoted, with a number of supporting events surrounding the main event, for a total weekend experience.

     In recent years, television coverage and corporate sponsorship have increased for NASCAR-related events. All NASCAR Winston Cup and Busch Grand National events sponsored by the Company are currently broadcast by ABC, CBS, ESPN, FOX, TBS or TNN. Also, all Indy Racing League events sponsored by the Company are currently broadcast. The Company has entered into television rights contracts for all its NASCAR-sanctioned events. According to NASCAR, major national corporate sponsorship of NASCAR-sanctioned events (which currently includes over 80 Fortune 500 companies) also has increased significantly. Sponsors include such companies as Coca-Cola, General Motors, Cracker Barrel, NAPA, DIRECTV, goracing.com, CarsDirect.com, Save Mart, Kragen, Food City, and RJR Nabisco. The Company intends to increase the exposure of its current Winston Cup, Busch Grand National, Indy Racing League, National Hot Rod Association and World of Outlaw events, add television coverage to other speedway events, increase broadcast and sponsorship revenues and schedule additional racing and other events at each of its speedway facilities.

     Although somewhat common in other major sports venues, the Company's 1999 facility naming rights agreement involving Lowe's Home Improvement Warehouse was the first in the motorsports industry. This ten year agreement, as well as other sponsorships similar to the Company's three year comprehensive marketing agreement with Nationwide Insurance focusing on safety and customer assistance, illustrate not only the increasingly broad spectrum of major national corporate sponsorship interest, but the long-term confidence being placed in first-class facilities in premium markets. The Company is currently strategically positioned with speedways in six of the premier markets in the United States, including three of the top ten television markets. In addition, corporate sponsorships from industries somewhat new to NASCAR, and motorsports in general, are another strong indicator of the increasing marketing appeal to widening demographics. For example, technology-related companies such as CarsDirect.com, DIRECTV, goracing.com, Mall.com, and others have recently become major sponsors. The four-year old Indy Racing League recently signed a five-year series naming rights agreement with Northern Lighting Technology -- a leading Internet search engine.

     Management believes the historic consolidation of domestic television broadcast rights for NASCAR Winston Cup and Busch Grand National Series events announced in January 2000 (see "Recent Developments -- Television Broadcasting Rights"), will significantly increase the media's overall attention focused on motorsports, resulting in expanding sponsorship, merchandising and attendance revenues. An important aspect of these rights packages is that significant contract revenue streams will begin in fiscal 2001. Management also believes that, once finalized, the ancillary rights packages for internet, specialty pay-per-view, foreign distribution and other international television broadcast rights will intensify corporate and fan interest and create increased demand for NASCAR racing and related merchandising in foreign markets.

     The dramatic increase in corporate interest in the sport has been driven by the attractive advertising demographics of stock car and other motorsports racing fans. In addition, brand loyalty (as measured by fans using sponsors' products) is the highest of any nationally televised sport according to a study published by Performance Research in 1999. Fueled by popular and accessible drivers, strong fan brand loyalty, a widening demographic reach, increasing appeal to corporate sponsors and rising broadcast revenues, industry competitors are actively pursuing internal growth and industry consolidation. Speedway operations generate high operating margins and are protected by high barriers to competitive entry, including capital requirements for new speedway construction, marketing, promotional and operational expertise, and license agreements with NASCAR and other sanctioning bodies.


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

     COMMITMENT TO QUALITY AND CUSTOMER SATISFACTION. Since the 1970's, management has embarked upon a series of capital improvements at LMSC, including the construction of additional permanent grandstand seating, new luxury suites, trackside dining and entertainment facilities and a condominium complex overlooking the speedway. In 1992, LMSC became the first and only superspeedway in North America to offer nighttime racing, and now all of the Company's speedways, except SPR, offer it. Following the purchase of AMS in 1990, the Company began to implement a similar strategy of constructing additional grandstand seating, luxury suites, and condominiums and the installation of lighting. The Company continues to improve and construct new food concessions, restroom and other fan amenities at each of its speedways to increase spectator comfort and enjoyment. For example, BMS has relocated various souvenir, concessions and restroom facilities to the mezzanine level, and added new permanent seating, all of which feature new stadium-style terrace sections to increase spectator convenience and accessibility. In 2000, BMS is adding 13,000 stadium-style seats featuring convenient elevator access. In 1997, LMSC opened the Diamond Tower Terrace, a "state-of-the-art" 25,000 seat grandstand, also featuring a unique mezzanine level concourse. In 2000, LMSC is adding 11,000 stadium-style, terrace seats to help meet the continuing increase in demand for premium seating. The Company continues to reconfigure traffic patterns, entrances, and expand on-site roads and available parking at each of its speedways to ease congestion caused by the increases in attendance. For example, in recent years SPR has acquired adjoining land to provide an additional entrance and significantly expand spectator parking areas. Also, TMS has significantly expanded its parking areas and improved traffic control dramatically reducing travel congestion. Finally, both LVMS and TMS were designed to maximize spectator comfort and enjoyment, and continuing improvements are expected as management acquires further operating experience with these new facilities.

     INNOVATIVE MARKETING AND EVENT PROMOTION. Management believes that it is important to market the Company's scheduled events throughout the year, both regionally and nationally. The Company markets its events by offering tours of its facilities, providing satellite links for media outlets, conducting direct mail campaigns and staging pre-race promotional activities such as live music, skydivers and daredevil stunts. The Company's marketing program also includes the solicitation of prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event include luxury suite rentals, block ticket sales and Company-catered hospitality, as well as souvenir race program and track signage advertising. As an example of its innovative marketing, in 1996, the Company began offering Preferred Seat Licenses ("PSL") entitling licensees to purchase annual TMS season-ticket packages for sanctioned racing events. More recent examples include the Company's announcing its facility naming rights agreement involving Lowe's Home Improvement Warehouse -- a first in the motorsports industry -- and its three year comprehensive marketing agreement with Nationwide Insurance focusing on safety and customer assistance. Another industry first was the Company's joint venture with Turner Sports in which LMSC's October 1998 NASCAR Winston Cup race was broadcast on pay-per-view DIRECTV, as well as on TBS. Subscribers to DIRECTV received the full broadcast of the race plus continuous broadcasts from four in-car cameras, along with constantly updated graphics of various driver, car and race statistics.

     The Company also owns The Speedway Club, an exclusive dining and entertainment facility located on the fifth and sixth floors of Smith Tower at LMSC. The Company has constructed a similar office tower adjoining the main grandstand and overlooking turn one at TMS that houses The Texas Motor Speedway Club. The club contains a first-class, year-round restaurant-entertainment and health-fitness membership club. The Texas Motor Speedway Club celebrated its grand opening in March 1999. Open year-round, these two VIP clubs are a focal point of the Company's efforts to improve the amenities and enhance the comfort of its facilities for the benefit of spectators.

     UTILIZATION OF MEDIA. The Company currently negotiates directly with network and cable television companies for live coverage of its NASCAR-sanctioned races. In January 2000, the Company, NASCAR and others in the motorsports industry announced the consolidation of domestic television broadcast rights for NASCAR Winston Cup and Busch Grand National Series events beginning with the 2001 racing season. See "Recent Developments -- Television Broadcasting Rights" above for further details on the consolidation of broadcasting and ancillary media rights arrangements. The existing television agreements will be honored through 2000. Management believes consolidation of these rights will significantly increase the media's overall attention focused on motorsports, resulting in expanding sponsorship, merchandising and attendance revenues. These rights packages will provide significant contracted revenue streams beginning in fiscal 2001. Management also believes that, once finalized, the ancillary rights packages for internet, specialty pay-per-view, foreign distribution and other international television broadcast rights, will intensify corporate and fan interest and create increased demand for NASCAR racing and related merchandising in foreign markets.

     As discussed in the preceding paragraph, existing television agreements will be honored through 2000. AMS has a four-year television rights agreement with ABC/ESPN for NASCAR seasons through 2000. BMS has a seven-year television rights agreement with ESPN for NASCAR seasons previously through 2002. LMSC has a four-year television rights agreement with Turner Sports, Inc. ("TSI") covering its May and October NASCAR and Automobile Racing Club of America ("ARCA") races to be broadcast on TBS through NASCAR's season for 2000. LMSC also has a five-year television rights agreement with TNN for "The Winston" race and associated events previously through 2002. LVMS has a five-year television rights agreement with ESPN covering the March NASCAR Winston Cup and related races previously through 2002. SPR has a one year television rights agreement with ESPN covering its June NASCAR Winston Cup race in 2000. TMS has a four-year television rights agreement with CBS Sports for its NASCAR Winston Cup and related races previously through 2002.

     The Company also broadcasts all of its NASCAR Winston Cup and Busch Grand National Series racing events, except at LVMS, over its proprietary radio Performance Racing Network ("PRN"), which is syndicated to more than 500 stations. PRN also sponsors two weekly racing-oriented programs throughout the NASCAR season, which are syndicated to more than 290 stations. In 2000, the Company acquired Racing Country USA, a national radio show syndicated to more than 300 affiliates nationwide. Its combination with PRN provides the Company with access to more than 11 million listeners nationwide -- plus over 800 radio stations throughout North America -- offering sponsors a very powerful and expansive promotional network. The Company plans to begin broadcasting its NASCAR Winston Cup and Busch Grand National Series and other racing events at LVMS over PRN in 2001.

     Management also seeks to increase the visibility of its racing events and facilities through local and regional media interaction. For example, each January the Company sponsors a four-day media tour at LMSC to promote the upcoming Winston Cup season. In 2000, this event featured Winston Cup drivers and attracted media personnel representing television networks and stations from throughout the United States. A similar media tour was staged at TMS in early 2000 also featuring Winston Cup drivers and was attended by numerous media personnel from throughout the United States. The Company is planning to carry other events at each of its speedways over PRN and Racing Country USA in 2000.


GROWTH STRATEGY

     Management believes that the Company can achieve its growth objectives by increasing attendance and broadcasting, sponsorship and other revenues at existing facilities and by expanding its promotional and marketing expertise to take advantage of opportunities in attractive new markets. It intends to continue implementing this growth strategy through the following means:

     EXPANSION AND IMPROVEMENT OF EXISTING FACILITIES. Management believes that spectator demand for its largest events exceeds existing permanent seating capacity. The Company plans to continue its expansion by adding permanent grandstand seating and luxury suites, and making other significant renovations and improvements at each of its speedways in 2000, as further described in "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Expenditures." The Company completed major renovations at AMS in 1997, including reconfiguration into a "state-of-the-art" 1.54-mile, lighted, quad-oval superspeedway, adding approximately 22,000 permanent seats, including 58 new suites, and changing the start-finish line location. AMS installed lighting for its inaugural IRL night race in 1998, and now all of the Company's speedways, except SPR, offer nighttime racing. In 1998, BMS continued its expansion by adding approximately 19,000 permanent seats, including 42 new luxury suites, and LMSC added approximately 12,000 permanent seats, including 12 new luxury suites. In 1999, BMS completed the reconstruction and expansion of its dragstrip into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. BMS currently hosts an annual NHRA-sanctioned Winston Showdown and other bracket racing events, as well as various auto shows. In 1999, the Company added approximately 10,000 permanent seats at LMSC and 4,000 at TMS. The Company also expanded its concessions, restroom and other fan amenities, and made various site improvements for items such as better traffic control and increased parking capacity at each of its speedways. Construction of The Texas Motor Speedway Club was substantially completed with its opening in March 1999. In recent years, SPR has purchased adjoining land to provide additional entrances and further expand its parking areas to improve traffic flow and ease congestion caused by the growth in attendance. SPR was partially reconfigured in 1998 into a stadium-style road course featuring "The Chute" which provides spectators improved sight lines and expanded viewing areas for increased spectator comfort and enjoyment.

     In 2000, after planning to add more than 31,000 permanent seats, exclusive of SPR, the Company's total permanent seating capacity will exceed 710,000 and the total number of luxury suites will be approximately 666. LMSC and TMS are constructing 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as World of Outlaws and Hav-A-Tampa Dirt Late Model Series, as well as American Motorcycle Association (AMA) and other racing events will be held annually. Construction is expected to be completed in 2000. In addition, LVMS is reconstructing and expanding one of its dragstrips into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Construction of "The Strip at Las Vegas" is expected to be completed in 2000, with its inaugural NHRA-sanctioned SummitRacing.com Nationals event hosted in April 2000. Also in 2000 or 2001, pending governmental approvals, the Company expects to begin major renovations at SPR, including its ongoing reconfiguration into a stadium-style road racing course, the addition of up to 35,000 grandstand bleacher seats, and further improving and expanding concessions, restroom and other fan amenities facilities. The Company continues to improve and expand concessions, restroom and other fan amenities facilities at each of its speedways, as well as reconfiguring traffic patterns, entrances, and expanding on-site roads and available parking to ease congestion caused by the increases in attendance, consistent with management's commitment to quality and customer satisfaction. Management believes that the expansion and improvements will generate additional admissions and event related revenues.

     MAXIMIZATION OF MEDIA EXPOSURE AND ENHANCEMENT OF BROADCAST AND SPONSORSHIP REVENUES. NASCAR-sanctioned stock car racing has experienced significant growth in television viewership and spectator attendance during the past several years. This growth has allowed the Company to expand its television coverage to include more races and to negotiate more favorable broadcast rights fees with television networks, as well as to negotiate more favorable contract terms with sponsors. Management believes that spectator interest in stock car racing will continue to grow, thereby increasing broadcast media and sponsors' interest in the sport. The Company intends to increase media exposure of its current NASCAR, IRL and NHRA events, to add television coverage to other speedway events and to further increase broadcast and sponsorship revenues. For instance, with over 30 million people visiting Las Vegas annually, management believes the newly acquired LVMS has the potential to significantly increase broadcasting and sponsorship revenues.

     The LVMS acquisition is a major strategic transaction for the Company. Also, the acquisition of SPR marked the Company's entry into the Northern California television market, which is currently the 5th largest television market in the United States. These acquisitions achieve a critical mass west of the Mississippi River that enhances the Company's overall operations, as well as broadcast and sponsorship opportunities. The Company intends to capitalize on its top market entertainment value to further grow LVMS, the sport of NASCAR and other racing series.

     The Company is currently strategically positioned with speedways in six of the premier markets in the United States, including three of the top ten television markets. Published 1999 NASCAR Winston Cup television ratings indicated the average ratings for Speedway Motorsports events, and the motorsports industry as a whole, increased over 1998. Also, Speedway Motorsports achieved three of the top six ratings for all Winston Cup events in 1999. Management believes these positive developments bode well for the Company's future naming rights possibilities and other innovative marketing opportunities.

     FURTHER DEVELOPMENT OF FINISH LINE EVENTS, 600 RACING LEGENDS CAR AND PERFORMANCE RACING NETWORK BUSINESSES. In January 1998, the Company restructured and consolidated its food, beverage and souvenir operations into Finish Line Events ("FLE"), a wholly-owned subsidiary of the Company. FLE provides event food, beverage, and souvenir merchandising services, as well as expanded ancillary support services, to all of the Company's facilities and other unaffiliated sports-related venues. The Company believes this restructuring will provide better products and expanded services to its customers, enhancing their overall entertainment experience, while allowing the Company to achieve substantial operating efficiencies.

     In 1992, the Company developed the Legends Circuit for which it manufactures and sells cars and parts used in Legends Circuit racing events and is the official sanctioning body. At retail prices starting at less than $12,500, management believes that Legends Cars are economically affordable to a new group of racing enthusiasts who previously could not race on an organized circuit. Legends Car revenues from this business have grown from $5.7 million in 1994 to $10.9 million in 1999. As an extension of the Legends Car concept, the Company released in late 1997 a new smaller, lower priced "Bandolero" stock car, which appeals largely to younger racing enthusiasts. The Company further broadened the Legends Car Circuit in 1999, increasing the number of sanctioned races and tracks at which Legends and Bandolero Car races were held. In 1999, 600 Racing began conducting sanctioned Legends and Bandolero Car races at SPR and LVMS, as well as again at AMS, LMSC, and TMS.

     The Company broadcasts all of its NASCAR Winston Cup and Busch Grand National Series racing events, except at LVMS, over its proprietary radio Performance Racing Network. PRN also sponsors two weekly racing-oriented programs throughout the NASCAR season, which are syndicated to more than 290 stations. In February 2000, the Company acquired Racing Country USA, a national radio show syndicated to more than 300 affiliates nationwide. Founded in 1990, Racing Country USA is a two-hour radio show featuring country music hits and NASCAR-related programming. This combined programming with PRN provides the Company access to more than 11 million listeners nationwide, plus over 800 radio stations throughout North America. It will allow the Company to further promote its events and facilities on a weekly basis and offer sponsors a very powerful and expansive promotional network. The Company plans to begin broadcasting its NASCAR Winston Cup and Busch Grand National Series and other racing events at LVMS over PRN in 2001.

     INCREASED DAILY USAGE OF EXISTING FACILITIES. Management constantly seeks revenue-producing uses for the Company's speedway facilities on days not committed to racing events. Such other uses include car and truck shows, supercross motorcycle racing, auto fairs, driving schools, vehicle testing, settings for television commercials, concerts, holiday season festivities, print advertisements and motion pictures. In 1998, the Company began hosting a summer Legends Car series at AMS and TMS, and in 1999 began a similar series at LVMS and SPR. In 1999, BMS completed reconstruction and expansion of its "state-of-the-art" dragway with permanent grandstand seating and luxury suites. BMS is currently hosting an annual NHRA-sanctioned Winston Showdown and other bracket racing events, as well as various auto shows.

     In 2000, LMSC and TMS will complete construction of 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as World of Outlaws and Hav-A-Tampa Dirt Late Model Series, as well as AMA and other racing events will be held annually. The Pennzoil World of Outlaws Sprint Car Series is the fifth most popular motorsports series in the Untied States. LVMS is also reconstructing and expanding one of its dragstrips into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities. Construction is expected to be completed with its inaugural NHRA-sanctioned SummitRacing.com Nationals event hosted in April 2000. The Strip at Las Vegas will hold various bracket racing events, as well as auto shows, throughout the year. Other examples of increased usage include LMSC's hosting of a country music concert in April 2000, and TMS's spring Autofest featuring Pate Swap Meets. The Company is also currently attempting to schedule music concerts at certain other facilities. Non-race-day track rental revenues were $3,092,000 in 1997, $3,919,000 in 1998 and $7,802,000 in 1999.

     Along with such increased daily usage of its facilities, the Company is scheduled to host four IRL race events in 2000. Also in 1998, the IRL season championship finale was moved to TMS coupled with a NASCAR Craftsman Truck Series race. With more than twelve different track configurations at LVMS, including a 2.5-mile road course, 1/4-mile dragstrip, 1/8- mile dragstrip,
 1/2-mile clay oval, 3/8-mile paved oval and several other race courses, the Company plans to capitalize on its top market entertainment value to further grow the speedway and other racing series, and to promote new expanded venues.

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

RACING AND RELATED EVENTS

     NASCAR-sanctioned races are held annually at each of the Company's speedways. The following are summaries of racing events scheduled in 2000 at each Company speedway. Management constantly pursues the scheduling of additional motorsports racing and other events.

     AMS. In March 2000, AMS conducted the Cracker Barrel Old Country Store 500 Winston Cup race and the Aaron's 312 Busch Grand National race. AMS is scheduled to hold the last Winston Cup race of the season, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:



DATE          EVENT                                         CIRCUIT
------------  -----                                   ---------------------
March 11      "Aaron's 312"                            Busch Grand National
March 12      "Cracker Barrel Old Country Store 500"   Winston Cup
November 19   "NAPA 500"                               Winston Cup

     In 2000, AMS is also scheduled to hold one IRL event and one ARCA race.

     BMS. In 2000, BMS is scheduled to hold two Winston Cup races and two Busch Grand National races, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:



DATE          EVENT                                          CIRCUIT
----------    -----                                   ---------------------
March 25      "Cheez-It 250"                           Busch Grand National
March 26      "Food City 500"                          Winston Cup
August 25     "Food City 250"                          Busch Grand National
August 26     "goracing.com 500"                       Winston Cup

     In 2000, BMS is also scheduled to hold the NHRA's "The Winston No-Bull Showdown" all-star race and one WOO racing event.

     LMSC. In 2000, LMSC is scheduled to hold three Winston Cup races and two Busch Grand National races, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:



DATE        EVENT                                            CIRCUIT
----------  -----                                      ----------------------------
May 20      "The Winston"                               Winston Cup (all-star race)
May 27      "CARQUEST Auto Parts 300"                   Busch Grand National
May 28      "Coca-Cola 600"                             Winston Cup
October 7   "All Pro Auto Parts Bumper to Bumper 300"   Busch Grand National
October 8   "UAW-GM Quality 500"                        Winston Cup

     In 2000, LMSC is also scheduled to hold two ARCA races, two WOO events, and one American LeMans event.

     LVMS. In March 2000, LVMS conducted the CarsDirect.com 400 Winston Cup race and the Sam's Town 300 Busch Grand National race, among others. Its NASCAR-sanctioned racing schedule is as follows:



DATE      EVENT                       CIRCUIT
--------- ------                 ---------------------
March 4   "Sam's Town 300"       Busch Grand National
March 5   "CarsDirect.com 400"   Winston Cup

     In 2000, LVMS is also scheduled to hold one IRL event, one NHRA Nationals event, two WOO events, one American LeMans event, two NASCAR Winston West and two Winston Southwest Series events, and various AMA, and other racing events.

     SPR. In 2000, SPR is scheduled to hold one Winston Cup race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:


DATE      EVENT                      CIRCUIT
--------  -----                    ------------
June 25   "Save Mart/Kragen 350"   Winston Cup

     In 2000, SPR is also scheduled to hold one NHRA Nationals event, one NASCAR Winston Southwest Series event, one American LeMans event, and various AMA, Sports Car Club of America and other racing events.

     TMS. In 2000, TMS is scheduled to hold one Winston Cup race and one Busch Grand National race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:



DATE      EVENT                                            CIRCUIT
--------- -----                                       ---------------------
April 1   "Albertson's 300 Presented by Pop Secret"   Busch Grand National
April 2   "DIRECTV 500"                               Winston Cup

     In 2000, TMS is also scheduled to hold two NASCAR Craftsman Truck Series races, two IRL events, two WOO events and one American LeMans event.

     The following table shows selected revenues for the years ended December 31, 1999, 1998 and 1997. All amounts for 1998 and 1997 exclude information for LVMS before the December 1, 1998 acquisition.



                                        1999        1998        1997
                                    ----------- ----------- -----------
                                              (IN THOUSANDS)
      Admissions ..................  $132,694    $107,601    $ 94,032
      Sponsorship revenue .........    29,202      18,346      14,646
      Broadcast revenue ...........    28,547      20,014      17,947
      Other .......................   127,050      83,835      65,501
                                     --------    --------    --------
          Total ...................  $317,493    $229,796    $192,126
                                     ========    ========    ========

     ADMISSIONS. Grandstand ticket prices at the Company's NASCAR-sanctioned events in 2000 range from $15.00 to $130.00. In general, the Company is raising ticket prices as the cost of living increases.

     SPONSORSHIP REVENUE. The Company's revenue from corporate sponsorships is paid in accordance with negotiated contracts. The identities of sponsors and the terms of sponsorship change from time to time. The Company currently has sponsorship contracts with such major manufacturing and consumer products companies as Coca-Cola, General Motors, Miller Brewing Company, Anheuser-Busch, RJR Nabisco, NAPA, Cracker Barrel, DIRECTV, goracing.com, CarsDirect.com, Save Mart, Kragen, Chevrolet and Ford. Some contracts allow the sponsor to name a particular racing event, as in the "Coca-Cola 600", "CarsDirect.com 400", and the "UAW-GM Quality 500." Other consideration ranges from "Official Car" designation (as with Ford at AMS, and Chevrolet at BMS, LMSC, LVMS, SPR and
TMS) to exclusive advertising and promotional rights in the sponsor's product category (as with Anheuser-Busch at AMS, BMS, LVMS and TMS, Coors also at TMS, and Miller at LMSC). Also, the Company has a facility naming rights agreement whereby Charlotte Motor Speedway was renamed Lowe's Motor Speedway at Charlotte. None of the Company's event sponsors accounted for as much as 5% of total revenues in 1999.

     BROADCAST REVENUE. The Company has negotiated contracts with television networks and stations for the broadcast coverage of all of its NASCAR-sanctioned events. The Company has contracts with ABC, CBS, ESPN, TBS and TNN covering events at AMS, BMS, LMSC, LVMS, SPR and TMS. The Company also broadcasts all of its NASCAR Winston Cup and Busch Grand National Series races, except at LVMS, over its proprietary Performance Racing Network, which is syndicated to more than 500 stations. PRN also sponsors two weekly racing-oriented programs throughout the NASCAR season, which are syndicated to more than 290 stations. The Company derives revenue from the sale of commercial time on PRN. None of the Company's broadcast contracts accounted for as much as 5% of total revenues in 1999.

     OTHER REVENUE. The Company derives other revenue from the sale of souvenirs and concessions, from fees paid for catering "hospitality" receptions and private parties at its speedways and from parking. As of December 31, 1999, the Company's speedway facilities include a total of approximately 666 luxury suites available for leasing to corporate sponsors or others at current 2000 annual rates ranging from $20,000 to $100,000. LMSC has also constructed 40 open-air boxes, each containing 32 seats, which are currently available for renting by corporate sponsors or others at annual rates of up to $37,000. The Company's tracks and related facilities often are leased to others for use in driving schools, testing, research and development of race cars and racing products, use as settings for commercials and motion pictures, and other outdoor events. The Company also derives other revenue from The Speedway Club at LMSC and The Texas Motor Speedway Club, dining and entertainment facilities located at the respective speedways, and from Legends Car operations. The Company also derives other revenue from Motorsports By Mail LLC ("MBM"), a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel, from Oil-Chem Research Corp. ("Oil-Chem"), which produces environmentally friendly motor oil additives, from SoldUSA, Inc., an internet auction and e-commerce company under development, and from Wild Man Industries ("WMI"), a screen printing and embroidery manufacturer and distributor of wholesale and retail apparel.

MBM is a wholly-owned subsidiary of FLE, Oil Chem and SoldUSA are substantially wholly-owned subsidiaries of SMI, and WMI is a division of FLE.


600 RACING AND THE LEGENDS CARS CIRCUIT

     Introduced by the Company in 1992, Legends Cars are 5/8-scale versions of the modified cars driven by legendary early NASCAR racers. Designed primarily to race on "short" tracks of 3/8-mile or less, they are currently available in eight body styles modeled after classic sedans and coupes. Legends Circuit races are sanctioned by 600 Racing and continue to be the fastest growing short track racing division in motorsports. More than 1,800 sanctioned races were held nationwide in 1999, and 600 Racing is the third largest short track sanctioning body in terms of membership behind NASCAR and IMCA. Since 1995, Legends Cars have been manufactured by 600 Racing at a leased 92,000-square-foot facility located approximately two miles from LMSC.

     Management believes that the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $12,500. At these retail prices, management believes that Legends Cars are affordable by a new and expanding group of racing enthusiasts who otherwise could not race on an organized circuit. Legends Cars are not designed for general road use. Cars and parts are currently marketed and sold through approximately 60 distributors doing business throughout the United States, Canada, and Europe.

     In late 1997, 600 Racing released a new "Bandolero" line of smaller, lower-priced, entry level stock cars, which appeals to younger racing enthusiasts. The Company further broadened the Legends Car Circuit in 1999, increasing the number of sanctioned races and tracks at which Legends and Bandolero Car races are held. In 1999, 600 Racing conducted sanctioned Legends and Bandolero Car races at SPR and LVMS for the first time, as well as again at AMS, LMSC, and TMS.


OTHER ACTIVITIES

     The Company also owns Smith Tower, a seven-story, 135,000 square foot building adjoining the main grandstand and overlooking the principal track at LMSC. Smith Tower houses the Speedway Club, the corporate offices of LMSC and office space leased to others. The Speedway Club is an exclusive dining and entertainment facility located on the fifth and sixth floors of Smith Tower. The Company has constructed a similar office tower adjoining the main grandstand and overlooking the track at TMS. This TMS tower houses The Texas Motor Speedway Club and corporate offices, and contains first class, year round dining-entertainment and health-fitness membership clubs. The Texas Motor Speedway Club opened in March 1999. Open year-round, these two VIP clubs are a focal point of the Company's efforts to improve the amenities and enhance the comfort of its facilities for the benefit of spectators.

     The Company has built 46 trackside condominiums at AMS of which 42 were sold as of December 31, 1999. Also, the Company completed construction of 76 condominiums at TMS above turn two of the speedway, 68 of which have been sold or contracted for sale as of December 31, 1999. The Company has built and sold 40 trackside condominiums at LMSC in the 1980's and another 12 units at LMSC from 1991 to 1994. Some are used by team owners and drivers, which is believed to enhance their commercial appeal.


COMPETITION

     The Company is the leading motorsports promoter in the local and regional markets served by AMS, BMS, LMSC, LVMS, SPR and TMS, and competes regionally and nationally with other speedway owners to sponsor events, especially NASCAR, IRL, NHRA and WOO sanctioned events. The Company also must compete for spectator interest with all forms of professional and amateur spring, summer and fall sports conducted in and near Atlanta, Bristol, Charlotte, Las Vegas, Fort Worth, and Sonoma. The Company also competes for attendance with a wide range of other available entertainment and recreational activities.


EMPLOYEES

     As of December 31, 1999, the Company had approximately 819 full-time employees and 330 part-time employees. The Company hires temporary employees to assist during periods of peak attendance at its events. None of the Company's employees are represented by a labor union. Management believes that the Company enjoys a good relationship with its employees.

ENVIRONMENTAL MATTERS

     Solid waste landfilling has occurred on and around the Company's property at LMSC for many years. Landfilling of general categories of municipal solid waste on the LMSC property ceased in 1992. However, there is one landfill currently operating at LMSC that is permitted to receive inert debris and waste from land clearing activities ("LCID" landfills), and one LCID landfill that was closed in 1999. Two other LCID landfills on the LMSC property were closed in 1994. LMSC intends to allow similar LCID landfills to be operated on the LMSC property in the future. Prior to 1999, LMSC leased a portion of its property to Allied Waste Industries, Inc. ("Allied") for use as a construction and demolition debris landfill (a "C&D" landfill), which can receive solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but cannot receive inert debris, land-clearing debris or yard debris. In addition, Allied owns and operates an active solid waste landfill adjacent to LMSC. Management believes that the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property.

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


PATENTS AND TRADEMARKS

     The Company has trademark rights in "Speedway Motorsports", "Atlanta Motor Speedway", "Charlotte Motor Speedway", "Sears Point Raceway" and "Finish Line Events". It also has trademark rights concerning its "Legends Cars", "600 Racing", "The Speedway Club", "AutoFair", and its corporate logos. Trademark and service mark registrations are pending with respect to "Bristol Motor Speedway", "Motorsports By Mail", "WildMan", "Bandolero", "Las Vegas Motor Speedway", "Texas Motor Speedway", and "Z -Max". The Company also has six patents and five patent applications pending with respect to its Legends Car and Bandolero Car design and technology. Management's policy is to protect its intellectual property rights zealously, including through litigation, to protect their proprietary value in souvenir sales and market recognition.


ITEM 2. PROPERTIES

     The Company's principal executive offices are located at U.S. Highway 29 North, Concord, North Carolina, 28026, and its telephone number is (704) 455-3239. A description of each Company speedway follows:

     ATLANTA MOTOR SPEEDWAY. AMS is located on 870 acres of Company-owned land in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. Built in 1960, and owned by the Company since 1990, today AMS is a modern, attractive facility. In 1996, the Company completed 17 new suites at AMS, reconfigured AMS's main entrances and expanded on-site roads to ease congestion caused by the increases in attendance. In November 1997, the Company completed major renovations at AMS, including its reconfiguration into a "state-of-the-art" 1.54-mile, lighted, quad-oval superspeedway, the addition of approximately 22,000 permanent seats, including 58 new suites, and changing the start-finish line location. Other significant improvements in 1997 included new scoreboards, new garage areas, and new infield media and press box centers. Lighting was installed for its inaugural IRL night race in August 1998. At December 31, 1999, AMS had permanent seating capacity of approximately 124,000, including 141 luxury suites.

     Similar to 1999, AMS plans to continue improving and expanding its on-site roads and available parking in 2000, as well as reconfiguring traffic patterns and entrances, to ease congestion and improve traffic flow. AMS has constructed 46 condominiums overlooking the Atlanta speedway and is marketing the four remaining condominiums.

     BRISTOL MOTOR SPEEDWAY. The Company acquired BMS in January 1996. BMS is located on approximately 550 acres in Bristol, Tennessee and is a one-half mile, lighted, 36-degree banked concrete oval. BMS also owns and operates a one-quarter mile lighted dragstrip. BMS is the most popular facility in the Winston Cup circuit among race fans due to its 36 degree banked turns and lighted nighttime races. Management believes that spectator demand for its Winston Cup events at BMS exceeds existing permanent seating capacity. In 1996, BMS added approximately 6,000 permanent grandstand seats and relocated various souvenir, concessions and restroom facilities to the mezzanine level to increase spectator convenience and accessibility. In 1997, BMS added approximately 39,000 permanent grandstand seats and constructed 55 new suites for a net increase of 31. In 1998, BMS added approximately 19,000 permanent grandstand seats, including 42 new luxury suites, again featuring a new stadium-style terrace section and mezzanine level facilities for enhanced spectator convenience and accessibility, and made other site improvements. In 1999, BMS completed reconstructing and expanding its dragstrip into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. At December 31, 1999, BMS had permanent seating capacity of approximately 134,000, including 104 luxury suites. In 2000, BMS plans to add approximately 13,000 permanent seats, further expand concessions, restroom and other fan amenities, and make other site improvements.

     LOWE'S MOTOR SPEEDWAY (FORMERLY KNOWN AS CHARLOTTE MOTOR SPEEDWAY). LMSC is located in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. On Winston Cup race days it uses more than 1,000 acres of land, some of which is leased from others. LMSC was among the first superspeedways built and today is a modern, attractive facility. The principal track is a 1.5-mile banked asphalt quad-oval facility and was the first superspeedway in North America lighted for nighttime racing. LMSC also has three lighted "short" tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), as well as a 2.25-mile asphalt road course. The Company has consistently improved and increased spectator seating arrangements at LMSC. In 1997, LMSC added a "state-of-the-art" 25,000 seat grandstand, featuring a unique mezzanine level concourse and 26 new suites, among other site improvements. In 1998, LMSC added approximately 12,000 permanent seats, including 12 new luxury suites, again featuring a new stadium-style terrace section and mezzanine level facilities for enhanced spectator convenience and accessibility. In 1999, LMSC added approximately 10,000 permanent seats, and further expanded parking areas to accommodate the increases in attendance and to ease congestion. At December 31, 1999, LMSC had permanent seating capacity of approximately 157,000, including 125 luxury suites.

     In 2000, LMSC plans to add approximately 11,000 permanent seats, featuring stadium-style terrace seating, and further expand concessions, restroom and other fan amenities, and make other site improvements. Also, LMSC is constructing a 4/10-mile, modern, lighted, dirt track facility where nationally-televised events such as World of Outlaws and Hav-A-Tampa Dirt Late Model Series, as well as AMA and other racing events will be held annually. Construction is expected to be completed by May 2000.

     LAS VEGAS MOTOR SPEEDWAY. LVMS, located on approximately 1,300 acres in Las Vegas, Nevada, is a 1.5-mile, lighted, asphalt superspeedway, and includes several other on-site race tracks. The other race tracks include a 1/4-mile dragstrip, 1/8- mile dragstrip, 2.5-mile road course, 1/2-mile clay oval,
 3/8-mile paved oval, motocross and other off-road race courses. Construction of LVMS was substantially completed in 1997 and its first major NASCAR Winston Cup race was held in March 1998. The superspeedway's configuration readily allows for significant future expansion. The Company acquired LVMS in December 1998, including certain tangible and intangible assets, its operations, an industrial park and certain adjacent unimproved land for approximately $215.0 million. Construction of the 1.4 million square foot industrial park was completed and operations commenced in 1999. Also in 1999, LVMS expanded concessions, restroom and other fan amenities facilities, and made other site improvements. At December 31, 1999, LVMS had permanent seating capacity of approximately 107,000, including 102 luxury suites.

     As further described in Note 4 to the Consolidated Financial Statements, the Company sold the industrial park and 280 acres of undeveloped land in January 2000. In 2000, LVMS plans to add approximately 7,000 permanent seats, further expand concessions, restroom and other fan amenities, and make other site improvements. LVMS also is reconstructing and expanding one of its dragstrips into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Construction of The Strip at Las Vegas is expected to be completed in 2000, with its inaugural NHRA-sanctioned SummitRacing.com Nationals event hosted in April 2000.

     SEARS POINT RACEWAY. SPR, located on approximately 1,500 acres in Sonoma, California, consists of a 2.52-mile, twelve-turn road course, a one-quarter mile dragstrip, and a 157,000 square foot industrial park. SPR currently does not have permanent seating capacity but provides temporary seating and suites for approximately 24,000 spectators in addition to other general admission seating arrangements along its 2.52-mile road course. In 1997, SPR made various parking, road improvements and grading changes to improve spectator sight lines, and to increase and improve seating and facilities for spectator and media amenities. In 1998, SPR acquired adjoining land to provide an additional entrance and expanded spectator parking areas to accommodate the increases in attendance and to ease congestion. Also in 1998, SPR was partially reconfigured into a 1.9-mile stadium-style road course featuring "The Chute" which provides spectators with improved sight lines and expanded viewing areas. The Chute provides multiple configurations within SPR's overall 2.52-mile road coarse.

     Subject to governmental approval, SPR plans to continue improving and expanding its on-site roads and available parking in 2000, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow, as well as make other site improvements. Also pending governmental approvals, in 2000 or 2001, the Company expects to begin major renovations at SPR, including its ongoing reconfiguration into a "stadium-style" road racing course, the addition of up to 35,000 grandstand bleacher seats, and improving and expanding concessions, restroom and other fan amenities facilities.

     TEXAS MOTOR SPEEDWAY. TMS, located on approximately 1,360 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway with a permanent seating capacity of approximately 157,000, including 194 suites, and 76 condominiums. TMS, one of the largest sports facility in the United States in terms of permanent seating capacity, hosted its first major NASCAR Winston Cup race in April, 1997, preceded by a Busch Grand National race. TMS was designed to maximize spectator comfort and enjoyment, and further design improvements are expected at TMS as management acquires operating experience with this new facility. The TMS facilities are subject to a lease transaction with the Fort Worth Sports Authority as of December 31, 1999. See
Note 2 to the Consolidated Financial Statements for information on the terms and conditions of the lease transaction. In 1999, TMS added approximately 4,000 permanent seats and, among other site improvements, expanded its parking areas and improved traffic control dramatically reducing travel congestion. In addition, TMS has constructed an office tower adjoining the main grandstand and overlooking the speedway, similar to The Speedway Club at LMSC. This TMS tower houses The Texas Motor Speedway Club, which opened in March 1999, and corporate offices. In 2000, similar to LMSC, TMS is constructing a 4/10-mile, modern, lighted, dirt track facility where nationally-televised events such as World of Outlaws and Hav-A-Tampa Dirt Late Model Series, as well as AMA and other racing events will be held annually.


ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or results of operations.

     On April 23, 1996, the Northwest Independent School District (the "Texas School District"), within whose borders TMS is located, filed a complaint against TMS, among others, in a case styled Northwest Independent School District v. City of Fort Worth, FW Sports Authority, Inc., the Governor of Texas, the Comptroller of Public Accounts of Texas, the Attorney General and Texas Motor Speedway, Inc. (the "School District Litigation"). The School District Litigation was filed in State District Court of Travis County, Texas seeking a judgement that the statutory basis for any claimed tax exemption for TMS was unconstitutional under the Texas Constitution and that TMS would be required to pay ad valorem taxes on the TMS facility. The trial court dismissed this case. In June 1997, the Texas Court of Appeals, an intermediate appellate court in Austin, Texas denied the Texas School District's appeal and sustained the dismissal. Subsequently, the Texas School District filed an administrative protest with the Denton County, Texas Tax Appraisal District, which substantially realleged the allegations expressed originally in the School District Litigation and challenged the tax exempt status of the TMS facility. By order entered on June 19, 1997, the Denton County, Texas Tax Appraisal District confirmed the tax exempt status of the TMS properties. The Texas School District appealed that order in state district court. In January 2000, the Texas School District settled this matter after affiliates of SMI conveyed approximately three acres of land to the Texas School District.

     On May 1, 1999, during the running of an IRL event at LMSC, an on-track accident occurred that caused race car debris to enter the spectator seating area. Three deaths resulted, and all three decedents' estates filed separate wrongful death lawsuits against SMI, IRL and others in the Superior Court of Mecklenburg County, North Carolina. The Estate of Dexter Mobley lawsuit was filed on May 28, 1999, and the Estates of Randy Pyatte and Jeffrey Patton lawsuits were filed on August 26, 1999. These suits seek unspecified compensatory and punitive damages. SMI has filed answers in all three pending actions, and preliminary discovery has occurred. SMI intends to defend itself and denies the allegations of negligence as well as related claims for punitive damages. Management does not believe the outcome of these lawsuits will have a material adverse affect on the Company's financial position or future results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of 1999, no matters were submitted to a vote of security holders.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The common stock of SMI, $.01 per share par value (the "Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol "TRK." The Common Stock has traded on the NYSE since the Company's initial public offering (the "IPO") in February 1995. As of March 16, 2000, 41,646,997 shares of Common Stock were outstanding and there were approximately 3,079 record holders of Common Stock.

     The Company intends to retain future earnings to provide funds for the operation and expansion of its business. As a holding company, the Company will depend on dividends and other payments from each of its speedways and its other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and operating expense requirements.

     The Company does not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of dividends on the Common Stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. Furthermore, the 1999 Credit Facility and Senior Subordinated Notes (as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Dividends", and in Note 5 to the Consolidated Financial Statements) includes covenants which preclude the payment of dividends.

     The following table sets forth the high and low closing sales prices for the Company's Common Stock, as reported by the NYSE Composite Tape for each calendar quarter during the periods indicated.

      1998                          HIGH          LOW
      ----                      ------------ ------------
      First Quarter ...........  $  27.875    $  23.063
      Second Quarter ..........     29.188       23.188
      Third Quarter ...........     26.000       16.250
      Fourth Quarter ..........     29.563       16.313

      1999
      ----
      First Quarter ...........     41.250       24.625
      Second Quarter ..........     44.750       38.000
      Third Quarter ...........     46.313       35.000
      Fourth Quarter ..........     46.125       25.500

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended December 31, 1999 have been derived from audited financial statements. The financial statements for each of the three years ended December 31, 1999 were audited by Deloitte & Touche LLP, independent auditors, and these financial statements and auditors' report are contained elsewhere herein. All of the data set forth below are qualified by this reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements (including the Notes thereto), and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                                YEAR ENDED DECEMBER 31:
                                                             --------------------------------------------------------------
                                                                 1995         1996         1997         1998        1999
                                                             ------------ ------------ ------------ ----------- -----------
INCOME STATEMENT DATA (1)                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Admissions ...............................................   $ 36,569     $ 52,451     $ 94,032    $ 107,601   $ 132,694
  Event related revenue ....................................     27,783       36,414       83,177      105,459     148,316
  Other operating revenue ..................................     11,221       13,248       14,917       16,736      36,483
                                                               --------     --------     --------    ---------   ---------
   Total revenues ..........................................     75,573      102,113      192,126      229,796     317,493
                                                               --------     --------     --------    ---------   ---------
Operating Expenses:
  Direct expense of events .................................     19,999       30,173       65,347       83,046     110,650
  Other direct operating expense ...........................      7,611        8,005        9,181       10,975      32,241
  General and administrative ...............................     13,381       16,995       31,623       34,279      47,375
  Depreciation and amortization ............................      4,893        7,598       15,742       21,701      28,536
  Preoperating expense of new facility (2) .................         --           --        1,850           --          --
                                                               --------     --------     --------    ---------   ---------
  Total operating expenses .................................     45,884       62,771      123,743      150,001     218,802
                                                               --------     --------     --------    ---------   ---------
Operating income ...........................................     29,689       39,342       68,383       79,795      98,691
Interest income (expense), net .............................        (24)       1,316       (5,313)     (12,228)    (27,686)
Acquisition loan cost amortization (3) .....................         --           --           --         (752)     (3,398)
Other income ...............................................      3,625        2,399          991        3,202         959
                                                               --------     --------     --------    ---------   ---------
Income before income taxes..................................     33,290       43,057       64,061       70,017      68,566
Provision for income taxes .................................     13,700       16,652       25,883       27,646      27,123
                                                               --------     --------     --------    ---------   ---------
Income before extraordinary item ...........................     19,590       26,405       38,178       42,371      41,443
Extraordinary item, net ....................................       (133)          --           --           --          --
                                                               --------     --------     --------    ---------   ---------
Net income .................................................   $ 19,457     $ 26,405     $ 38,178    $  42,371   $  41,443
                                                               ========     ========     ========    =========   =========
Income per share applicable to Common Stock -- basic .......   $   0.53     $   0.65     $   0.92    $    1.02   $    1.00
                                                               ========     ========     ========    =========   =========
Weighted average shares outstanding -- basic ...............     36,663       40,476       41,338       41,482      41,569
Income per share applicable to Common Stock -- diluted .....   $   0.52     $   0.64     $   0.89    $    1.00   $    0.97
                                                               ========     ========     ========    =========   =========
Weighted average shares outstanding -- diluted .............     37,275       41,911       44,491       44,611      44,960

BALANCE SHEET DATA (1)
Total assets ...............................................   $136,446     $409,284     $597,168    $ 904,877   $ 995,982
Long-term debt, including current maturities:
  Revolving credit facility and other (4) ..................      1,806       23,465        1,433      254,714     130,975
  Senior subordinated notes ................................         --           --      124,674      124,708     253,208
  Convertible subordinated debentures ......................         --       74,000       74,000       74,000      74,000
  Capital lease obligations ................................         --       18,165       19,433          502         377
Stockholders' equity .......................................   $ 95,380     $204,735     $244,114    $ 287,120   $ 331,708

---------
(1) These data for 1995 include AMS and LMSC; for 1996 include BMS acquired in January 1996 and SPR acquired in November 1996; for 1997 include TMS which hosted its first racing event in April 1997; and for 1998 include LVMS acquired in December 1998.

(2) Preoperating expenses consist of non-recurring and non-event related costs to develop, organize and open TMS, which hosted its first racing event on April 6, 1997.

(3) Acquisition loan cost amortization results from financing costs incurred in amending the Company's bank credit facility and acquisition loan to fund the December 1, 1998 acquisition of LVMS. See Note 5 to the Consolidated Financial Statements. Associated deferred financing costs of $4,050,000 were amortized over the loan term which matured May 28, 1999.

(4) Other debt includes principally notes payable outstanding for road construction of $1,465,000, $983,000 and $647,000 at December 31, 1996,
    1997 and 1998, respectively, and the acquisition of SoldUSA of $941,000 at December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the results of operations and financial condition as of December 31, 1999 should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) appearing elsewhere herein.


OVERVIEW

     The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedway facilities, from the sale of food, beverage and souvenirs during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events, and from the licensing of television, cable network and radio rights to broadcast such events. The Company derives additional revenue from The Speedway Club at LMSC and The Texas Motor Speedway Club, dining and entertainment facilities located at the respective speedways, and from Legends Car operations. The Company also derives additional revenue from MBM, a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel, from Oil-Chem, which produces environmentally friendly motor oil additives, from SoldUSA, an internet auction and e-commerce company under development, and from WMI, a screen printing and embroidery manufacturer and distributor of wholesale and retail apparel.

     The Company classifies its revenues as admissions, event related revenues and other operating revenue. "Admissions" includes ticket sales for all of the Company's events. "Event related revenue" includes food, beverage and souvenir sales, luxury suite rentals, sponsorship fees and broadcast rights fees. "Other operating revenue" includes the two Speedway Clubs, Legends Car, industrial park rental, MBM, Oil-Chem, SoldUSA and WMI revenues. The Company's revenue items produce different operating margins. Sponsorships, broadcast rights, ticket sales and luxury suite rentals produce higher margins than concessions and souvenir sales, as well as Legends Car sales, Oil-Chem sales or other operating revenues.

     The Company classifies its expenses to include direct expense of events and other direct operating expense, among other things. "Direct expense of events" principally consists of race purses, sanctioning fees, cost of food, beverage and souvenir sales, compensation of certain employees and advertising. "Other direct operating expense" includes the cost of Speedway Club revenues, Legends Car sales, and industrial park rentals, MBM, Oil-Chem, SoldUSA and WMI revenues.

     The Company sponsors and promotes outdoor motorsports events. Weather conditions affect sales of tickets, concessions and souvenirs, among other things, at these events. Although the Company sells tickets well in advance of its larger events, poor weather conditions can have an effect on the Company's results of operations.

     Significant growth in the Company's revenues will depend on consistent investment in facilities. The Company has several capital projects underway at each of its speedways.

     The Company does not believe that its financial performance has been materially affected by inflation. The Company has been able to mitigate the effects of inflation by increasing prices.


RESULTS OF OPERATIONS

     In 1998, the Company began operating certain food and beverage concession activities through its wholly-owned subsidiary Finish Line Events, which previously had been procured from a third party. As a result, revenues and expenses associated with such concession activities for the years ended December 31, 1999 and 1998 are included in event related revenues, direct expense of events and general and administrative expense. For the year ended December 31, 1997, the Company's operating profits from such activities under its arrangement with the outside vendor were reported as event related revenue.

     The table below shows the relationship of income and expense items relative to total revenue for the years ended December 31, 1999, 1998 and 1997.

                                                    PERCENTAGE OF TOTAL REVENUE
                                                    FOR YEAR ENDED DECEMBER 31:
                                                 ----------------------------------
                                                    1999        1998        1997
                                                 ----------  ----------  ----------
Revenues:
  Admissions ...................................     41.8%       46.8%       48.9%
  Event related revenue ........................     46.7        45.9        43.3
  Other operating revenue ......................     11.5         7.8         7.8
                                                    -----       -----       -----
  Total revenues ...............................    100.0%      100.0%      100.0%
                                                    -----       -----       -----
Operating Expenses:
  Direct expense of events .....................     34.9        36.1        34.0
  Other direct operating expense ...............     10.1         4.8         4.8
  General and administrative ...................     14.9        14.9        16.4
  Depreciation and amortization ................      9.0         9.5         8.2
  Preoperating expense of new facility .........       --          --         1.0
                                                    -----       -----       -----
  Total operating expenses .....................     68.9        65.3        64.4
                                                    -----       -----       -----
Operating income ...............................     31.1        34.7        35.6
Interest income (expense), net .................    ( 8.7)      ( 5.3)      ( 2.7)
Other income (expense), net ....................    ( 0.8)        1.0          .5
Income tax provision ...........................    ( 8.5)      (12.0)      (13.5)
                                                    -----       -----       -----
Net income .....................................     13.1%       18.4%       19.9%
                                                    =====       =====       =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     TOTAL REVENUES for 1999 increased by $87.7 million, or 38.2%, to $317.5 million, over such revenues for 1998. This improvement was due to increases in all revenue items, particularly admissions and event related revenue.

     ADMISSIONS for 1999 increased by $25.1 million, or 23.3% to $132.7 million, over admissions for 1998. This increase was primarily due to hosting NASCAR-sanctioned and IRL racing events at newly acquired LVMS, and to continued growth in NASCAR-sanctioned racing events held at the Company's other speedways during the current period. The growth in admissions reflects the continued increases in attendance and in ticket prices, and additions to permanent seating capacity. The increase was also due, to a lesser extent, to hosting a new NHRA racing event at BMS in the current period.

     EVENT RELATED REVENUE for 1999 increased by $42.9 million, or 40.6% to $148.3 million, over such revenue for 1998. This increase was primarily due to hosting NASCAR-sanctioned and IRL racing events at the Company's newly acquired LVMS. The increase also results from increases in sponsorship fees, including LMSC facility naming rights fees, in broadcast rights fees, and to growth in attendance, resulting in related increases in concessions and souvenir sales, at NASCAR-sanctioned racing events.

     OTHER OPERATING REVENUE for 1999 increased by $19.7 million, or 118.0% to $36.5 million, over such revenue for 1998. This increase was due to growth in revenues of Oil-Chem associated with the commencement of media and other promotional campaigns, and to revenues derived from apparel and other merchandise sold through outside venues, including FLE, MBM and WMI, and from The Texas Motor Speedway Club which opened March 26, 1999.

     DIRECT EXPENSE OF EVENTS for 1999 increased by $27.6 million, or 33.2%, over such expense for 1998. This increase was due primarily to hosting NASCAR-sanctioned and IRL racing events at the Company's newly acquired LVMS. The increase also was due to higher race purses and sanctioning fees required for NASCAR-sanctioned racing events held during the current period, and to increased operating costs associated with the growth in attendance, including related increases in concessions and souvenir sales. The increase was also due to hosting a new NHRA racing event at BMS in the current period. Operating expenses associated with inaugural events or newly acquired speedways are typically higher than historical events or operations.

     OTHER DIRECT OPERATING EXPENSE for 1999 increased by $21.3 million, or 193.8%, over such expense for 1998. This increase includes expenses associated with commencement of Oil-Chem's media and other promotional campaigns. The increase also includes expenses associated with other operating revenues derived from apparel and other merchandise sold through outside venues, including FLE, MBM and WMI, from The Texas Motor Speedway Club, and with the increase in Oil-Chem revenues.

     GENERAL AND ADMINISTRATIVE EXPENSE for 1999 increased by $13.1 million, or 38.2%, over such expense for 1998. The increase was primarily attributable to costs associated with the Company's newly acquired LVMS, and to increases in operating costs associated with the growth and expansion at the Company's other speedways and operations. As a percentage of total revenues, general and administrative expense was 14.9% for both 1999 and 1998.

     DEPRECIATION AND AMORTIZATION EXPENSE for 1999 increased by $6.8 million, or 31.5%, over such expense for 1998. This increase was primarily due to property and equipment and intangible assets related to the LVMS acquisition, and to additions to property and equipment at the Company's other speedways.

     OPERATING INCOME for 1999 increased by $18.9 million, or 23.7%, over such income for 1998. This increase was due to the factors discussed above.

     INTEREST EXPENSE, NET for 1999 was $27.7 million compared to $12.2 million for 1998. This increase was due primarily to higher average borrowings outstanding during 1999 as compared to 1998. The increase reflects additional borrowings to fund the LVMS acquisition, and a higher interest rate on the senior subordinated notes issued in May 1999.

     ACQUISITION LOAN COST AMORTIZATION of $3.4 million for 1999 represents financing costs incurred in obtaining the Acquisition Loan to fund the LVMS acquisition. Associated deferred financing costs of $4.1 million were amortized over the loan term which matured May 28, 1999.

     OTHER INCOME for 1999 decreased by $2.2 million compared to such income for 1998. This decrease results primarily from gains on sales of thirteen TMS condominiums in 1998. The gain on sale of two TMS condominiums was recognized in 1999.

     INCOME TAX PROVISION. The Company's effective income tax rate was 39.6% in 1999 and 39.5% in 1998.

     NET INCOME for 1999 decreased by $928,000, or 2.2%, compared to such income for 1998. This decrease was due to the factors discussed above.


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

     EVENT RELATED REVENUE for 1998 increased by $22.3 million, or 26.8%, over such revenue for 1997. This increase was due to the growth in attendance, resulting in related increases in concessions and souvenir sales, to hosting new IRL racing events at AMS and TMS, and to increases in broadcast rights and sponsorship fees. The increase also reflects that the Company now operates certain food and beverage concession activities previously procured from a third party.

     OTHER OPERATING REVENUE for 1998 increased by $1.8 million, or 12.2%, over such revenue for 1997. This increase was primarily attributable to an increase in Legends Car revenues of 600 Racing.

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

     ACQUISITION LOAN COST AMORTIZATION for 1998 of $752,000 represents financing costs incurred in obtaining an amended bank credit facility and bridge loan to fund the LVMS acquisition. Associated deferred financing costs of $4,050,000 are being amortized over the loan term which matures May 18, 1999.

     OTHER INCOME, NET for 1998 increased by $2.2 million over such income for 1997. This increase resulted from gains on sales of fifteen TMS condominiums during 1998. No sales of TMS condominiums were recognized in 1997. The increase also reflects a gain on exercise of the SPR purchase option.

     INCOME TAX PROVISION. The Company's effective income tax rate was 39.5% in 1998 and 40.4% in 1997.

     NET INCOME for 1998 increased by $4.2 million, or 11.0%, over such income for 1997. This increase was due to the factors discussed above.


SEASONALITY AND QUARTERLY RESULTS

     The Company derived a substantial portion of its 1999 total revenues from admissions and event related revenue attributable to 17 major NASCAR-sanctioned racing events, five IRL racing events, four NASCAR Craftsman Truck Series racing events, two major NHRA racing events, and two WOO racing events. In 1998, the Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 15 major NASCAR-sanctioned racing events, four IRL racing events, three NASCAR Craftsman Truck Series racing events, and one NHRA Nationals racing event. The Company currently will sponsor 17 major annual racing events in 2000 sanctioned by NASCAR, including ten Winston Cup and seven Busch Grand National Series racing events. The Company will also sponsor four Indy Racing Northern Light Series racing events, two NASCAR Craftsman Truck Series racing events, three major NHRA racing events, and seven WOO racing events in 2000. As a result, the Company's business has been, and is expected to remain, highly seasonal.

     In 1999 and 1998, the Company's second and fourth quarters accounted for 68% and 74%, respectively, of its total annual revenues and 80% and 97%, respectively, of its total annual operating income. The Company sometimes produces minimal operating income or losses during its third quarter when it hosts only one major NASCAR race weekend. In 1999, the Company's operating results for the first and third quarters were significantly impacted by the additional racing events held at LVMS. The concentration of racing events in the second quarter, and the growth in the Company's operations with attendant increases in overhead expenses, will tend to increase operating losses or minimize operating income in future first and third quarters.

     Also, racing schedules may be changed from time to time and can lessen the comparability of operating results between quarterly results of successive years and increase or decrease the seasonal nature of the Company's business. The IRL and NASCAR-sanctioned Craftsman Truck Series racing events hosted at TMS in the fourth quarter of 1999 were held in the third quarter of 1998. In addition, the IRL racing event hosted at LMSC in the second quarter of 1999 was held in the third quarter of 1998. The Busch Grand National Series race at AMS, originally scheduled to be held in March 1998, was rescheduled to November 1998 due to poor weather conditions. Rescheduling did not materially impact revenues and operating expenses as reported for the first and fourth quarters of 1998.

                                          (IN THOUSANDS, EXCEPT NASCAR-SANCTIONED EVENTS AND PER SHARE
                                                                    AMOUNTS)
                                        -----------------------------------------------------------------
                                                                1999 (UNAUDITED)
                                        -----------------------------------------------------------------
                                             1ST          2ND          3RD          4TH
                                           QUARTER      QUARTER      QUARTER      QUARTER       TOTAL
                                        ------------ ------------- ----------- ------------ -------------
Total revenues ........................   $ 53,104     $ 140,054     $48,620     $ 75,715     $ 317,493
Operating income (loss) ...............     11,889        69,155        (657)      18,304        98,691
Net income (loss) .....................      2,008        37,412      (4,778)       6,801        41,443
NASCAR-sanctioned events ..............          4             8           2            3            17
Basic earnings (loss) per share .......   $   0.05     $    0.90     $ (0.11)    $   0.16     $    1.00
Diluted earnings (loss) per share .....   $   0.05     $    0.84     $ (0.11)    $   0.16     $    0.97



                                          (IN THOUSANDS, EXCEPT NASCAR-SANCTIONED EVENTS AND PER SHARE
                                                                     AMOUNTS)
                                        -----------------------------------------------------------------
                                                                1998 (UNAUDITED)
                                        -----------------------------------------------------------------
                                            1ST          2ND           3RD          4TH
                                          QUARTER      QUARTER       QUARTER      QUARTER       TOTAL
                                        ----------- ------------- ------------ ------------ -------------
Total revenues ........................   $17,960     $ 117,739     $ 41,748     $ 52,349     $ 229,796
Operating income (loss) ...............    (3,147)       60,139        5,852       16,951        79,795
Net income (loss) .....................    (2,923)       34,614        1,895        8,785        42,371
NASCAR-sanctioned events ..............         1             8            2            4            15
Basic earnings (loss) per share .......   $ (0.07)    $    0.83     $   0.05     $   0.21     $    1.02
Diluted earnings (loss) per share .....   $ (0.07)    $    0.79     $   0.05     $   0.21     $    1.00

     Where computations are anti-dilutive, reported basic and diluted per share amounts are the same. As such, individual quarterly per share amounts may not be additive.


MAY 1999 IRL RACE EVENT AT LMSC CANCELLED AFTER ACCIDENT

     On May 1, 1999, during the running of an IRL event at LMSC, an on-track accident occurred that caused race car debris to enter the spectator seating area. Three deaths resulted, and all three decedents' estates filed separate wrongful death lawsuits against SMI, IRL and others in the Superior Court of Mecklenburg County, North Carolina. The Estate of Dexter Mobley lawsuit was filed on May 28, 1999, and the Estates of Randy Pyatte and Jeffrey Patton lawsuits were filed on August 26, 1999. These suits seek unspecified compensatory and punitive damages. SMI has filed answers in all three pending actions, and preliminary discovery has occurred. SMI intends to defend itself and denies the allegations of negligence as well as related claims for punitive damages. Management does not believe the outcome of these lawsuits will have a material adverse affect on the Company's financial position or future results of operations.


OTHER SIGNIFICANT FACTORS ARISING IN FISCAL 1999

     The operating results for fiscal 1999, and more specifically the three months ended September 30, 1999, were negatively impacted by less than expected attendance and event related revenues for IRL racing events at AMS and LVMS, less than expected attendance and increased direct event expenses due to poor weather conditions at BMS's inaugural NHRA event, continued carrying costs of LVMS's Industrial Park, and expenses for media and other promotional campaigns of Oil-Chem. Management has taken corrective actions to lessen the risk of financial exposure from IRL and NHRA events by renegotiating its agreements with those sanctioning bodies and restructuring the events to improve their profitability. As discussed more fully below in "Liquidity and Capital Resources" and in Note 4 to the Consolidated Financial Statements, the Company sold the Las Vegas Industrial Park in January 2000. In addition, Oil-Chem commenced retail sales of its principal product line in early fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings and other debt and equity offerings. The Company significantly increased its outstanding borrowings to fund the acquisition of LVMS in December 1998. The Company expended significant amounts of cash in 1999 for improvements and expansion at BMS, LMSC and TMS. Significant changes in the Company's financial condition and liquidity during 1999 resulted primarily from: (1) net cash generated by operations amounting to $107.5 million and (2) capital expenditures amounting to $90.6 million. Net borrowings in 1999 were $3.9 million, including replacement of the Company's bank credit facility and concurrent issuance of $125.0 million of senior subordinated notes, as further described below.

     ACQUISITION LOAN. On November 23, 1998, the Company's former credit facility was amended and restated in connection with the Company's December 1998 acquisition of LVMS. The amended credit facility and acquisition loan (the Acquisition Loan) increased the Company's overall borrowing limit from $175,000,000 to $270,000,000 to fund the LVMS acquisition. The Acquisition Loan was retired and repaid on May 28, 1999 concurrently with the issuance of senior subordinated notes and bank credit facility replacement as described below. At December 31, 1998, the Company had $254,050,000 in outstanding borrowings under the Acquisition Loan. The former Acquisition Loan, obtained from NationsBank N.A., was an unsecured, senior revolving credit facility and term loan with a $10,000,000 borrowing sub-limit for standby letters of credit. Interest was based, at the Company's option, upon (i) LIBOR plus 1.125% or (ii) the greater of NationsBank's prime rate or the Federal fund rate plus .5%.

     While the retirement and repayment did not result in the use of significant working capital, the outstanding borrowings of $254,050,000 were classified as a current liability in the accompanying December 31, 1998 balance sheet in accordance with generally accepted accounting principles.

     SENIOR SUBORDINATED NOTES. On May 11, 1999, the Company completed a private placement of 8 1/2% senior subordinated notes (the "1999 Senior Notes") in the aggregate principal amount of $125,000,000. The Company filed a registration statement to register these notes in June 1999. Net proceeds, after issuance at 103% of face value, commissions and discounts, approximated $125,737,000 and were used to repay a portion of the outstanding borrowings under the Acquisition Loan. The 1999 Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002 at varying redemption prices. Interest payments are due semi-annually on February 15 and August 15. The 1999 Senior Notes are subordinated to all present and future senior secured indebtedness of the Company. Redemption prices in fiscal year periods ending August 15 are 104.25% in 2002, 102.83% in 2003, 101.42% in 2004 and 100% in 2005 and thereafter. The Indentures governing the 1999 Senior Notes contain certain specified restrictive and required financial covenants. The Company has agreed not to pledge its assets to any third party except under certain limited circumstances. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. The Indentures and 1999 Credit Facility agreements contain cross-default provisions.

     In August 1997, the Company issued 8 1/2% senior subordinated notes due 2007 (the "1997 Senior Notes") in the aggregate principal of $125,000,000. In July 1999, the 1999 Senior Notes and all but $125,000 in aggregate principal amount of the 1997 Senior Notes were exchanged, pursuant to the Company's registration statement, for the Company's registered 8 1/2% senior subordinated notes due 2007 (the "Senior Notes") in the aggregate principal amount of $249,875,000. The Senior Notes are substantially identical to the 1999 Senior Notes and the 1997 Senior Notes. The Senior Notes and the remaining outstanding 1997 Senior Notes rank equally as to payment and are governed by separate but substantially similar indentures.

     BANK CREDIT FACILITY REPLACEMENT. On May 28, 1999, the Company obtained a long-term, secured, senior revolving credit facility with a syndicate of banks led by NationsBank, N.A. as an agent and lender (the "1999 Credit Facility"). The 1999 Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, matures in May 2004, and is secured by a pledge of the capital stock and other equity interests of all material Company subsidiaries. Also, the Company agreed not to pledge its assets to any third party. The 1999 Credit Facility was used to fully repay and retire then outstanding borrowings under the Acquisition Loan after reduction for the application of proceeds from the 1999 Senior Notes offering, and for working capital and general corporate purposes. At December 31, 1999, the Company had $130,000,000 in outstanding borrowings under the 1999 Credit Facility.

     Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.25% or (ii) the greater of NationsBank's prime rate or the Federal Funds rate plus .5%. The margin applicable to LIBOR borrowings will be adjusted periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). In addition, among other items, the Company is required to meet certain financial covenants and contains certain limitations on cash expenditures to acquire additional motor speedways without the consent of the lenders, and on other consolidated capital expenditures. See Note 5 to the Consolidated Financial Statements for discussion of additional terms and restrictive covenants of the 1999 Credit Facility.

     SALE OF LAS VEGAS INDUSTRIAL PARK. In January 2000, the Company sold the Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer, for approximately $53.3 million paid in cash of $40.0 million and a note receivable of $13.3 million. The sales price was based on an independent fair value appraisal and approximates the Company's net carrying value as of December 31, 1999 and selling costs. In fiscal 1999, rental operations associated with property held for sale resulted in operating losses and pro forma net losses, after taxes, of approximately $815,000 and $4.1 million, respectively. Management intends to use the sale proceeds principally to reduce outstanding borrowings under the 1999 Credit Facility.

     Management anticipates that cash from operations, and funds available through the 1999 Credit Facility, will be sufficient to meet the Company's operating needs through 2000, including planned capital expenditures at its speedway facilities. Based upon anticipated future growth and financing requirements, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.


CAPITAL EXPENDITURES

     Significant growth in the Company's revenues depends, in large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

     In 1999, AMS and SPR continued to improve and expand on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow, and made various site improvements. BMS completed reconstructing and expanding its dragstrip into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities, and made other site improvements. In 1999, LMSC added approximately 10,000 permanent seats, expanded parking areas to accommodate the increases in attendance and ease congestion, and made other site improvements. LVMS expanded concessions, restroom and other fan amenities, and made other site improvements. In 1999, TMS added approximately 4,000 permanent seats and, among other site improvements, expanded its parking areas and improved traffic control dramatically reducing travel congestion. In addition, TMS completed construction of an office tower adjoining the main grandstand and overlooking the speedway. The tower houses The Texas Motor Speedway Club and corporate offices.

     In 2000, AMS plans to continue improving and expanding its on-site roads and available parking and make other site improvements. BMS plans to add approximately 13,000 permanent seats, further expand concessions, restroom and other fan amenities, and make other site improvements. LMSC plans to add approximately 11,000 permanent seats, again featuring stadium-style terrace seating, and further expand concessions, restroom and other fan amenities, and make other site improvements. Also, LMSC and TMS are constructing 4/10-mile, modern, lighted, dirt track facilities. LVMS plans to add approximately 7,000 permanent seats, further expand concessions, restroom and other fan amenities, and make other site improvements. LVMS is also reconstructing and expanding one of its dragstrips into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Subject to governmental approval, SPR plans to continue improving and expanding its on-site roads and available parking in 2000, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow, as well as make other site improvements. Pending governmental approvals, in 2000 or 2001, the Company expects to begin major renovations at SPR, including its ongoing reconfiguration into a "stadium-style" road racing course, the addition of up to 35,000 grandstand bleacher seats, and improving and expanding concessions, restroom and other fan amenities facilities. TMS plans to continue improving and expanding its on-site roads and available parking and making other site improvements. In 2000, after adding approximately 31,000 permanent seats, exclusive of SPR, the Company's total permanent seating capacity will exceed 710,000 and the total number of luxury suites will be approximately 666.

     The estimated aggregate cost of capital expenditures in 2000 will approximate $90 million. Numerous factors, many of which are beyond the Company's control, may influence the ultimate costs and timing of various capital improvements at the Company's facilities, including undetected soil or land conditions, additional land acquisition costs, increases in the cost of construction materials and labor, unforeseen changes in the design, litigation, accidents or natural disasters affecting the construction site and national or regional economic changes. In addition, the actual cost could vary materially from the Company's estimates if the Company's assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost.

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

DIVIDENDS

     The Company does not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of dividends on the Common Stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such factors as permissibility under the 1999 Credit Facility, the Senior Subordinated Notes and as the Board of Directors, in its sole discretion, may consider relevant. The 1999 Credit Facility and Senior Subordinated Notes preclude the payment of any dividends.


IMPACT OF NEW ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, where applicable, provides for restatement of prior financial statements or reporting a change in accounting principle no later than the first quarter of fiscal years beginning after December 15, 1999. The Company has assessed its revenue recognition policies for Speedway Club membership fees, and expects to report a change in accounting principle under SAB No. 101. However, the change is not expected to materially impact the Company's financial position or future results of operations.

ENVIRONMENTAL MATTERS

     The Company's property at LMSC includes areas that were used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMSC property ceased in 1992. There is one landfill currently operating at LMSC, however, that is permitted to receive inert debris and waste from land clearing activities ("LCID" landfills), and one LCID landfill that was closed in 1999. Two other LCID landfills on the LMSC property were closed in 1994. LMSC intends to allow similar LCID landfills to be operated on the LMSC property in the future. Prior to 1999, LMSC leased certain LMSC property to Allied Waste Industries, Inc. for use as C&D landfill, which can receive solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but cannot receive inert debris, land-clearing debris or yard debris. In addition, Allied Waste Industries owns and operates an active solid waste landfill adjacent to LMSC. Management believes that the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property. Management also believes that the Company's operations, including the landfills and facilities on its property, are in substantial compliance with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situations related to landfill operations which it expects would materially adversely affect the Company's financial position or future results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. The Company's financial instruments with market risk exposure consist only of bank revolving credit facility borrowings which are sensitive to changes in interest rates. A change in interest rates of one percent on the balance outstanding at December 31, 1999 would cause a change in interest expense of approximately $1.3 million. The Company's senior subordinated notes payable and convertible subordinated debentures are fixed interest rate debt obligations. See Note 5 to the Consolidated Financial Statements for information on the terms and conditions, including redemption and conversion features, of the Company's debt obligations. The table below presents the principal balances outstanding, fair values, interest rates and maturity dates as of December 31, 1999 and 1998 (dollars in thousands):

                                            PRINCIPAL BALANCE    FAIR VALUE(2)
                                          --------------------- ---------------
                                                                                    INTEREST         MATURITY
                                           12/31/99   12/31/98      12/31/99          RATES           DATES
                                          ---------- ---------- --------------- ---------------- ---------------
Revolving credit facility ...............  $130,000   $254,050      $130,000    Variable (1)     May 2004
Senior subordinated notes ...............   253,208    124,674       238,750    Fixed -- 8.5%    August 2007
Convertible subordinated debentures .....    74,000     74,000        77,330    Fixed -- 5.75%   September 2003

---------
(1) The weighted-average interest rate on borrowings under the revolving credit facility and acquisition loan was 6.5% in 1999 and 6.4% in 1998.

(2) The carrying values of short and long-term debt approximate their fair value as of December 31, 1998.

     EQUITY PRICE RISK. The Company has marketable equity securities, all classified as "available for sale." Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification. The table below presents the aggregate cost and fair market value of marketable equity securities as of December 31, 1999 and 1998 (dollars in thousands):

                                DECEMBER 31,
                            --------------------
                               1999       1998
                            ---------  ---------
Aggregate cost ............  $1,637     $2,119
Fair market value .........   1,181      1,439

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements which appears on page F-1 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors of SMI are elected at the Annual Meetings of stockholders of SMI to serve staggered terms of three years and until their successors are elected and qualified. The Board of Directors of SMI currently consists of seven (7) directors. The terms of Messrs. Wheeler and Clark expire at the 2000 Annual Meeting; the terms of Messrs. Smith and Benton expire at the 2001 Annual Meeting; and the terms of Messrs. Brooks, Gambill and Kemp expire at the 2002 Annual Meeting. Messrs. Wheeler and Clark are standing for reelection at the 2000 Annual Meeting. Officers are elected by the Board of Directors to hold office until the first meeting of the Board of Directors following the next Annual Meeting of stockholders and until their successors are elected and qualified. The directors and executive officers of the Company are as follows:



NAME                             AGE  PRINCIPAL POSITION(S) WITH THE COMPANY
----                            ----- --------------------------------------
O. Bruton Smith ...............  73   Chief Executive Officer and Chairman
                                      President, Chief Operating Officer and Director of SMI;
H.A. "Humpy" Wheeler ..........  61   President and General Manager of LMSC
                                      Vice President, Treasurer, Chief Financial Officer and
William R. Brooks .............  50   Director
                                      Executive Vice President and Director of SMI; President
Edwin R. Clark ................  45   and General Manager of AMS
William P. Benton .............  76   Director
Mark M. Gambill ...............  49   Director
Jack L. Kemp ..................  64   Director

     The name, age, present principal occupation or employment and the material occupations, positions, offices or employments for the past five years of each SMI director and director-nominee are set forth below.

     O. BRUTON SMITH, 73, has been Chief Executive Officer and a director of Charlotte Motor Speedway, Inc. ("LMSC"), a wholly-owned subsidiary of SMI, since 1975. He was a founder of LMSC in 1959 and was an executive officer and director of LMSC until 1961, when it entered reorganization proceedings under the bankruptcy laws. Mr. Smith became Chairman and Chief Executive Officer, President and a director of AMS upon acquiring it in 1990. He became Chief Executive Officer of SMI upon its organization in December 1994 and became the Chairman and CEO of BMS upon its acquisition in January 1996, SPR upon its acquisition in November 1996, and TMS in 1995. Mr. Smith became the President of LVMS upon its acquisition in December 1998. Mr. Smith also is the Chairman, Chief Executive Officer, a director and controlling stockholder of Sonic Automotive, Inc. ("SAI"), (NYSE: symbol SAH), and serves as the president and a director of each of SAI's operating subsidiaries. SAI is believed to be one of the ten largest automobile retail dealership groups in the United States and is engaged in the acquisition and operation of automobile dealerships principally in the "Sunbelt" and southeastern United States. Mr. Smith has entered into an employment agreement with SAI pursuant to which he has agreed to devote 50% of his business time to the affairs of SAI. Mr. Smith also owns and operates Sonic Financial Corporation ("Sonic Financial"), among other private businesses.

     H.A. "HUMPY" WHEELER, 61, was hired by LMSC in 1975 and has been a director and General Manager of LMSC since 1976. Mr. Wheeler was named President of LMSC in 1980 and became a director of AMS upon its acquisition in 1990. He became President, Chief Operating Officer and a director of SMI upon its organization in December 1994. Mr. Wheeler has been a Vice President and a director of BMS and SPR since their acquisition in 1996, and of TMS since its formation in 1995. Mr. Wheeler also became Vice President of LVMS upon its acquisition in December 1998.

     WILLIAM R. BROOKS, 50, joined Sonic Financial from PricewaterhouseCoopers in 1983. Mr. Brooks has been Vice President of LMSC for more than five years and has been Vice President and a director of AMS, BMS, and SPR since their acquisition, and TMS since its formation. Mr. Brooks became Vice President of LVMS upon its acquisition in December 1998. Mr. Brooks has been Vice President, Treasurer, Chief Financial Officer and a director of SMI since its organization in December 1994 and has been the President and a director of Speedway Funding Corp., the Company's financing subsidiary, since 1995. Mr. Brooks has also served as a director of SAI since its formation in 1997 and served as its Chief Financial Officer from February to April 1997.

     EDWIN R. CLARK, 45, became Vice President and General Manager of AMS in 1992 and was promoted to President and General Manager of AMS in 1995. Prior to that appointment, he had been LMSC's Vice President of Events since 1981. Mr. Clark became Executive Vice President of SMI upon its organization in December 1994 and became a director of SMI in 1995.

     WILLIAM P. BENTON, 76, became a director of SMI in 1995. Since January 1997, Mr. Benton has been the Executive Director of Ogilvy & Mather, a world-wide advertising agency. He is also a consultant to the Chairman and Chief Executive Officers of TI Group and serves on the Board of Directors of Allied Holdings, Inc. Prior to his appointment at Ogilvy & Mather, Mr. Benton served as Vice Chairman of Wells, Rich, Greene/BDDP Inc., an advertising agency with offices in New York and Detroit. Mr. Benton retired from Ford Motor Company as its Vice President of Marketing Worldwide in 1984 after a 37-year career with that company. In addition, Mr. Benton serves as a director of SAI.

     MARK M. GAMBILL, 49, became a director of SMI in 1995 and is currently a managing partner of McKenzie Holdings, LLC, a consulting firm. Mr. Gambill was employed continuously from 1972 until 1999 by First Union Capital Markets and its predecessor entities. First Union Capital Markets is an investment banking firm and a wholly-owned subsidiary of First Union Corporation. In 1996, he was named President of First Union Capital Markets. Previously, Mr. Gambill acted as head of the Capital Markets division, including Corporate and Public Finance, Taxable Fixed Income, Municipal Sales and Trading, Equity Sales, Trading and Research. Mr. Gambill has served on the Board of Directors of First Union Capital Markets since 1983.

     JACK L. KEMP, 64, became a director of SMI in May 1999. Mr. Kemp is co-director of Empower America, a public policy advocacy organization founded in 1993. Prior to Empower America, Mr. Kemp served for four years as Secretary of Housing and Urban Development and was a New York representative to the United States House of Representatives. He served for seven years as Chairman of the House Republican Conference after a 13-year career as a professional football quarterback with the San Diego Chargers and the Buffalo Bills.


COMMITTEES OF THE BOARD OF DIRECTORS

     There are two standing committees of the Board of Directors of SMI, the Audit Committee and the Compensation Committee. The Audit Committee currently consists of Messrs. Benton, Gambill and Kemp. The Compensation Committee is comprised of Messrs. Benton, Gambill and Smith. Set forth below is a summary of the principal functions of each committee and the number of meetings held during 1999.

     AUDIT COMMITTEE. The Audit Committee, which held two meetings in 1999, recommends the appointment of the Company's independent auditors, determines the scope of the annual audit to be made, reviews the conclusions of the auditors and reports the findings and recommendations thereof to the Board of Directors, reviews with the Company's auditors the adequacy of the Company's system of internal control and procedures and the role of management in connection therewith, reviews transactions between the Company and its officers, directors and principal stockholders, and performs such other functions and exercises such other powers as the Board of Directors from time to time may determine.

     COMPENSATION COMMITTEE. The Compensation Committee, which held two meetings in 1999, administers compensation and employee benefit plans, annually reviews and determines executive officer compensation, including annual salaries, bonus performance goals, bonus plan allocations, stock option grants and other benefits, direct and indirect, of all executive officers and other senior officers. The Compensation Committee administers the SMI 1994 Stock Option Plan and the Employee Stock Purchase Plan, and periodically reviews the Company's executive compensation programs and takes action to modify programs that yield payments or benefits not closely related to Company or executive performance. The policy of the Compensation Committee's program for executive officers is to link pay to business strategy and performance in a manner which is effective in attracting, retaining and rewarding key executives while also providing performance incentives and awarding equity-based compensation to align the long-term interests of executive officers with those of Company stockholders. The Compensation Committee's objective is to offer salaries and incentive performance pay opportunities that are competitive in the marketplace.

     The Company currently has no standing nominating committee.

     During 1999, there were five meetings of the Board of Directors of SMI, with each director attending at least seventy-five percent of the meetings (and, as applicable, committees thereof).


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To the Company's knowledge, based solely on review of reports furnished to it, all Section 16 (a) filing requirements applicable to its executive officers, directors and more than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     1999 OFFICER COMPENSATION PROGRAM. The 1999 executive officer compensation program of the Company had three primary components: (i) base salary, (ii) short-term incentives under the Company's executive bonus plan, and (iii) long-term incentives which consisted solely of stock option grants made under the 1994 Stock Option Plan (for officers other than the Chief Executive Officer). Executive officers (including the Chief Executive Officer) were also eligible in 1999 to participate in various benefits plans similar to those provided to other employees. Such benefits plans are intended to provide a safety net of coverage against various events, such as death, disability and retirement.

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

     The Company's executive bonus plan established a potential bonus pool for the payment of year-end bonuses to Company officers and other key personnel based on 1999 performance and operating results. Under this plan, aggressive revenue and profit target levels were established by the Compensation Committee as incentives for superior individual, group and Company performance. Each executive officer was eligible to receive a discretionary bonus based upon individually established subjective performance goals. The Compensation Committee approved cash incentive bonuses in amounts ranging from 0.14% to .55% of the Company's 1999 operating income.

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

     CHIEF EXECUTIVE OFFICER COMPENSATION. The Compensation Committee's members other than Mr. Smith annually review and approve the compensation of Mr. Smith, the Company's Chief Executive Officer. Mr. Smith also participates in the executive bonus plan, with his bonus tied to corporate revenue and profit goals. His maximum possible bonus is 2.5% of the Company's 1999 operating income. The Compensation Committee believes that Mr. Smith is paid a reasonable salary. Mr. Smith is the only employee of the Company not eligible for stock options. Since he is a significant stockholder, his rewards as Chief Executive Officer reflect increases in value enjoyed by all other stockholders.

     COMPENSATION COMMITTEE. William P. Benton, Chairman Mark M. Gambill O. Bruton Smith

 COMPENSATION OF OFFICERS

     The following table sets forth compensation paid by or on behalf of the Company to its Chief Executive Officer and other executive officers for services rendered during fiscal years ended December 31, 1999, 1998 and 1997:


                          SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                                                           AWARDS
                                                                                       -------------
                                                      ANNUAL COMPENSATION(1)
                                            ------------------------------------------   NUMBER OF
                                                                                           SHARES
                                                                        OTHER ANNUAL     UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR     SALARY     BONUS(2)      COMPENSATION     OPTIONS(3)   COMPENSATION(4)
------------------------------------ ------ ----------- ------------ ----------------- ------------- ----------------
O. Bruton Smith                      1999    $375,000    $  546,000     $  118,163(5)          --              0
 Chairman and Chief                  1998     350,000     1,092,000        103,256(5)          --              0
 Executive Officer of SMI            1997     350,000     1,039,000        108,313(5)          --              0
H.A. "Humpy" Wheeler                 1999     275,000       488,000               (6)      50,000         $2,600
 President and Chief Operating       1998     250,000       764,000               (6)          --          2,600
 Officer of SMI; President and       1997     250,000       727,000               (6)          --          2,600
 General Manager of CMS
William R. Brooks                    1999     200,000       170,000               (6)      50,000          2,600
 Vice President, Treasurer           1998     175,000       340,000               (6)          --          2,600
 and Chief Financial Officer of SMI  1997     175,000       294,000               (6)          --          2,600
Edwin R. Clark                       1999     102,500       141,000               (6)      20,000          2,600
 Executive Vice President of SMI;    1998     102,500       150,000               (6)          --          2,600
 President and General Manager       1997     102,500       309,600               (6)          --          2,600
  of AMS

---------
(1) Does not include the dollar value of perquisites and other personal benefits.
(2) The amounts shown are cash bonuses earned in the specified year and paid in the first quarter of the following year.
(3) The 1994 Stock Option Plan was adopted in December 1994. The number of shares underlying options is, in the case of each executive officer, the sum of shares available upon exercise of incentive stock options and non-statutory stock options, giving effect to the two for one stock split effected as of March 15, 1996 in the form of a 100% Common Stock dividend (the "Stock Split"). No options were granted to the Company's executive officers in 1998 or 1997.
(4) Includes Company match to 401(k) plan.
(5) Amount represents share of split-dollar insurance premium treated as compensation to Mr. Smith. See "Smith Life Insur ance Arrangements." Mr. Smith also received certain perquisites and other personal benefits totaling not more than $50,000.
(6) The aggregate amount of perquisites and other personal benefits received did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such executive officer.

 FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning outstanding options to purchase Common Stock held by executive officers at December 31, 1999:


AGGREGATED OPTION EXERCISES IN LATEST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

                                SHARES ACQUIRED ON     VALUE REALIZED ON
                                 OPTIONS EXERCISED     OPTIONS EXERCISED
NAME                                  IN 1999               IN 1999
------------------------------ --------------------   ------------------
H.A. "Humpy" Wheeler .........        25,150               $438,500
William R. Brooks ............            --                     --
Edwin R. Clark ...............            --                     --


                                     NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                UNDERLYING UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS AT
                                     AT FISCAL YEAR-END(#)         FISCAL YEAR-END($)(1)
                               -------------------------------- --------------------------
NAME                               EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
------------------------------ -------------------------------- --------------------------
H.A. "Humpy" Wheeler .........               556,024/0                 $13,058,000/0
William R. Brooks ............               240,000/0                   3,535,000/0
Edwin R. Clark ...............           80,000/20,000                   1,715,000/0

---------
(1) Year-end value is based on the December 31, 1999 closing sales price for the Company's common stock of $27.81 per share, less the applicable aggregate option exercise price(s) of in-the-money options, multiplied by the number of unexercised in-the-money options which are exercisable and unexercisable, respectively.


     STOCK OPTION PLANS

     The Company currently has in place two stock option plans with respect to the Common Stock: (i) its 1994 Stock Option Plan (the "1994 Stock Option Plan"), and (ii) its Formula Stock Option Plan (the "Formula Option Plan"). The 1994 Stock Option Plan provides for the granting of options for up to an aggregate of 3,000,000 shares of Common Stock. Options indicated above as held by executive officers at December 31, 1999 were granted pursuant to the 1994 Stock Option Plan. The Formula Option Plan was adopted by the Board of Directors as of January 1, 1996, for the benefit of the Company's outside directors, which was approved by SMI's stockholders at their 1996 annual meeting. It provides for the issuance of up to 800,000 shares of Common Stock. The Company granted options to purchase 20,000 shares in each of 1996 through 1999, to each of Messrs. Benton and Gambill, and 15,000 shares in 1999 to Mr. Kemp, under the Formula Option Plan. Effective January 3, 2000, the Company granted options to purchase an additional 20,000 shares, to each of Messrs. Benton, Gambill and Kemp under the Formula Option Plan. Effective January 1, 1997, the Company's Board of Directors and stockholders adopted the SMI Employee Stock Purchase Plan. The SMI Employee Stock Purchase Plan was adopted to provide employees the opportunity to acquire stock ownership. An aggregate total of 400,000 shares of common stock have been reserved for purchase under the plan. See Note 11 to the Consolidated Financial Statements for additional information on stock options and the stock plans.


SMITH LIFE INSURANCE ARRANGEMENTS

     In 1995, the Compensation Committee (excluding Mr. Smith) approved the establishment of a "split-dollar" life insurance plan for the benefit of Mr. Smith. Pursuant to such plan, the Company entered into split-dollar insurance agreements whereby split-dollar life insurance policies in the total face amount of $17,094,000 (individually, a "Policy" or together the "Policies") would be purchased and held in trust for the benefit of Mr. Smith's lineal descendants. The Company has agreed to pay the annual (or shorter period) premium payments on the Policies.

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


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Benton, Gambill and Smith served on the Company's Compensation Committee during 1999. Mr. Smith serves as the Chief Executive Officer of the Company. Mark M. Gambill has been the President of First Union Capital Markets, the investment banking firm which co-managed the Company's offering of 8 1/2% senior subordinated notes in August 1997 and May 1999.

     The Company pays the annual (or shorter period) premiums on split-dollar life insurance policies for the benefit of Mr. Smith. See "Smith Life Insurance Arrangements."

     Mr. Smith is the only officer of SMI to have served on the compensation committee of another entity during 1999. He served as a member of the Board of Directors and the Compensation Committee for SAI during 1999. Mr. Smith received aggregate salary and other annual compensation of $929,900 from SAI during 1999. Mr. Brooks served as a member of the Board of Directors of SAI during 1999.


DIRECTOR COMPENSATION

     Members of the Board of Directors who are not employees of the Company received options to purchase shares of the Company's common stock in 1999 as follows: for Messrs. Benton and Gambill 20,000 shares each at $27.88, and for Mr. Kemp 15,000 shares at $26.88. The Company also reimburses all directors for their expenses incurred in connection with their activities as directors of SMI. Directors who are also employees of the Company receive no additional compensation for serving on the Board of Directors. For additional information concerning the Formula Stock Option Plan for SMI's outside directors, see Note 11 to the Consolidated Financial Statements.

STOCKHOLDER RETURN PERFORMANCE GRAPH

     Set forth below is a line graph comparing the cumulative stockholder return on the Company's Common Stock against the cumulative total return of each of the Standard & Poor's 500 Stock Index, the Russell 2000 Stock Index, and a Peer Group Index for the period commencing February 24, 1995 and ending December 31, 1999. The Russell 2000 Index was included beginning in 1998 because management believes, as a small-cap index, it more closely represents companies with market capitalization similar to the Company's than the Standard & Poor's 500 Stock Index. The companies used in the Peer Group Index in 1995 consist of Churchill Downs Incorporated, International Speedway Corporation, and Walt Disney Co.; in 1996 also include Penske Motorsports and Dover Downs Entertainment; in 1997 also include Grand Prix of Long Beach; in 1998 also include Action Performance; and in 1999 also include Championship Auto Racing Teams, which are all publicly traded companies known by the Company to be involved in the amusement, sports and recreation industries. Churchill Downs Incorporated, Gaylord Entertainment Company, Hollywood Park, Inc., International Family Entertainment, which is no longer a publicly traded company, Grand Prix of Long Beach, which was acquired by Dover Downs Entertainment, and Penske Motorsports, which was acquired by International Speedway Corporation, are no longer included in the Peer Group Index. The graph assumes that $100 was invested on February 24, 1995 in each of the Company's Common Stock, the Standard & Poor's 500 Stock Index, the Russell 2000 Index, and the Peer Group Index companies and that all dividends were reinvested.

(Performance Graph appears here with the following plot points.)

                     Comparison of Cumulative Total Return

                           1994         1995      1996      1997      1998     1999
Speedway Motorsports Inc   $100         $158      $221      $261      $300     $293
1999 Peer Group            $100         $111      $132      $188      $175     $173
S&P 500 Index              $100         $129      $159      $212      $272     $329
1998 Peer Group            $100         $111      $132      $188      $175     $173
Russell 2000 Index         $100         $125      $146      $178      $173     $207

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding ownership of SMI's Common Stock as of March 16, 2000, by (i) each person or entity known to SMI and its subsidiaries who beneficially owns five percent or more of the Common Stock, (ii) each director and nominee to the Board of Directors of SMI,
(iii) each executive officer of SMI (including the Chief Executive Officer), and (iv) all directors and executive officers of SMI as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned by him or it as set forth opposite his or its name.



                                                                     AMOUNT & NATURE OF
BENEFICIAL OWNER                                                    BENEFICIAL OWNERSHIP    PERCENT
------------------------------------------------------------------ ---------------------- ----------
O. Bruton Smith (1)(2) ...........................................       29,000,000           66.3%
Sonic Financial Corporation (2) ..................................       23,700,000           54.2
H.A. "Humpy" Wheeler (3)(8) ......................................          616,500            1.4
William R. Brooks (4)(8) .........................................          291,000              *
Edwin R. Clark (5)(8) ............................................          106,300              *
William P. Benton (6)(8) .........................................           80,000              *
Mark M. Gambill (7)(8) ...........................................          104,200              *
Jack L. Kemp (6)(8) ..............................................           35,000              *
All directors and executive officers as a group (six persons) (1)        30,233,000           69.1

---------
     * Less than one percent

(1) The shares of Common Stock shown as owned by such person or group include, without limitation, all of the shares shown as owned by Sonic Financial Corporation ("Sonic Financial") elsewhere in the table. Mr. Smith owns the substantial majority of the common stock of Sonic Financial.
(2) The address of such person is P.O. Box 18747, Charlotte, North Carolina
    28218.
(3) All the shares shown as owned by Mr. Wheeler, other than 10,400 shares owned by him directly, underlie options granted by the Company.
(4) All the shares shown as owned by Mr. Brooks, other than 1,000 shares owned by him directly, underlie options granted by the Company.
(5) All the shares shown as owned by Mr. Clark, other than 6,300 shares owned by him directly, underlie options granted by the Company.
(6) All the shares shown as owned by Messrs. Benton and Kemp underlie options granted by the Company.
(7) All the shares shown as owned by Mr. Gambill, other than 4,200 shares owned by him directly, underlie options granted by the Company.
(8) All such options are currently exercisable except for 20,000 shares owned by Mr. Clark. For additional information concerning options granted to the Company's executive officers, see "Executive Compensation" above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     LMSC holds a note from a partnership in which Mr. Smith, the Company's Chairman and Chief Executive Officer, is a partner. The outstanding balance due thereunder was $848,000 at December 31, 1999, including accrued interest. The note due from such partnership is collateralized by certain land owned by the partnership and is payable on demand. The note bears interest at 1% over prime.


     Sonic Financial, an affiliate of the Company through common ownership, has made several loans and cash advances to AMS prior to 1996. Such loans and advances stood at approximately $2.6 million at December 31, 1999. Of such amount, approximately $1.8 million bears interest at 3.83% per annum. The remainder of the amount bears interest at 1% over prime.

     From time to time during 1999, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial. At December 31, 1999, the Company had no outstanding amounts due from Sonic Financial.

     At December 31, 1999, the Company had a note receivable from the Company's Chairman and Chief Executive Officer for approximately $2.1 million including accrued interest. The principal balance of the note represents premiums paid by the Company under the split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value, see "Smith Life Insurance Arrangements." The note bears interest at 1% over prime.

     In January 2000, the Company sold the 1.4 million square-foot Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer, for approximately $53.3 million paid in cash of $40.0 million and a note receivable of $13.3 million. The sales price was based on an independent fair value appraisal and approximates the Company's net carrying value as of December 31, 1999 and selling costs.

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


                                 EXHIBIT INDEX

   EXHIBIT
    NUMBER                                                      DESCRIPTION
-------------   ----------------------------------------------------------------------------------------------------------
  *3.1          Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration
                Statement on Form S-1 (File No. 33-87740) of the Company (the "Form S-1")).
  *3.2          Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1).
  *3.3          Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3 (File No. 333-13431) of the Company (the "November 1996
                Form S-3")).
  *3.4          Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (File No. 333-35091) of the Company (the "September 1997
                Form S-4")).
  *4.1          Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).
  *4.2          Indenture dated as of September 1, 1996 between the Company and First Union National Bank of North
                Carolina, as Trustee (the "First Union Indenture") (incorporated by reference to Exhibit 4.1 to the
                November 1996 Form S-3).
  *4.3          Form of 5 3/4% Convertible Subordinated Debenture due 2003 (included in the First Union Indenture).
  *4.4          Indenture dated as of August 4, 1997 between the Company and First Trust National Association, as
                Trustee (the "First Trust Indenture") (incorporated by reference to Exhibit 4.1 to the September 1997
                Form S-4).
  *4.5          Form of 8 1/2% Senior Subordinated Notes Due 2007 (included in the First Trust Indenture).
  *4.6          First Supplemental Indenture to the First Trust Indenture, dated as of April 1, 1999 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 (File No. 333-80021) of the Company
                (the "June 1999 Form S-4").
  *4.7          Second Supplemental Indenture to the First Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.7 to the June 1999 Form S-4).
  *4.8          Indenture dated as of May 11, 1999 between the Company, the Guarantors named therein and US Bank
                Trust National Association, as Trustee (the "US Bank Trust Indenture") (incorporated by reference to
                Exhibit 4.8 to the June 1999 Form S-4).

  EXHIBIT
NUMBER                                                      DESCRIPTION
----------   ---------------------------------------------------------------------------------------------------------
* 4.9        Form of 8 1/2% Senior Subordinated Notes Due 2007 (included in the US Bank Trust Indenture).
* 4.10       First Supplemental Indenture to the US Bank Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.10 to the June 1999 Form S-4).
*10.1        Letter of Credit issued by NationsBank of North Carolina, N.A. in favor of Charlotte Motor Speedway,
             Inc. for the benefit of the North Carolina Department of Transportation for $1,902,600, dated March 14,
             1994 (incorporated by reference to Exhibit 10.9 to the Form S-1).
*10.2        Reimbursement Agreement by and between Charlotte Motor Speedway, Inc. and NationsBank of North
             Carolina, N.A., dated as of March 11, 1994 (incorporated by reference to Exhibit 10.11 to the Form S-1).
*10.3        Project Agreement by and among The Department of Transportation, an agency of the State of North
             Carolina, Interstate Combined Ventures and Charlotte Motor Speedway, Inc., dated as of December 6,
             1993 (incorporated by reference to Exhibit 10.12 to the Form S-1).
*10.4        Deed of Trust by and among Terry L. Faulkenburg and Danny Ray Safrit, as Trustees of West Cabarrus
             Church, Charlotte Motor Speedway, Inc. and Alan G. Dexter, Trustee, dated as of September 29, 1994
             (incorporated by reference to Exhibit 10.38 to the Form S-1).
*10.5        Balance of Purchase Money Promissory Note in the amount of $720,000, made by Charlotte Motor
             Speedway, Inc. in favor of West Cabarrus Church, dated as of September 29, 1994 (incorporated by reference to Exhibit 10.39 to the Form S-1).
*10.6        Agreement for Purchase and Sale of an Option in Real Property by and between West Cabarrus Church and Charlotte Motor Speedway, Inc., dated as of July 26, 1994 (incorporated by reference to Exhibit
             10.40 to the Form S-1).
*10.7        Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R.
             Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).
*10.8        Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and
             H.A. "Humpy" Wheeler (incorporated by reference to Exhibit 10.44 to the Form S-1).
*10.9        Speedway Motorsports, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.45 to the
             Form S-1).
*10.10       Speedway Motorsports, Inc. Formula Stock Option Plan (incorporated by reference to Exhibit 10.13 to the
             Annual Report on Form 10-K of the Company for the year ended December 31, 1995 (the "1995 Form
             10-K")).
*10.11       Speedway Motorsports, Inc. Employee Stock Purchase Plan amended and restated as of July 1, 1996
             (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-17687)
             of the Company).
*10.12       Amended and Restated Agreement by and among Charlotte Motor Speedway, Inc., Sonic Financial
             Corporation, Town and Country Ford, Inc., O. Bruton Smith, SMDA Properties and Chartown, dated
             February 10, 1995 (incorporated by reference to Exhibit 10.50 to the Form S-1).
*10.13       Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to
             Form S-1).
*10.14       Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton Smith in favor of the Company
             (incorporated by reference to Exhibit 10.20 to the 1995 Form 10-K).
*10.15       Asset Purchase Agreement dated October 24, 1996 between the Company, as buyer, and Sears Point
             Raceway (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company
             filed as of December 4, 1996 (the "SPR Form 8-K")).
*10.16       Master Ground Lease dated November 18, 1996 by and between Brenda Raceway Corporation and the
             Company (incorporated by reference to Exhibit 99.2 to the SPR Form 8-K).
*10.17       Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents and Agreements dated as of November 18, 1996 by Brenda Raceway Corporation to First American Title Insurance Company for
             the benefit of Sonoma Funding Corporation (incorporated by reference to Exhibit 99.3 to the SPR Form
             8-K).
*10.18       Promissory Note secured by Deed of Trust dated November 18, 1996 by Brenda Raceway Corporation in favor of Sonoma Funding Corporation (incorporated by reference to Exhibit 99.4 to the SPR Form 8-K).
*10.19       Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW
             Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to the Annual Report on
             Form 10-K of the Company for the year ended December 31, 1996 (the "1996 Form 10-K")).

  EXHIBIT
NUMBER                                                        DESCRIPTION
-----------   -----------------------------------------------------------------------------------------------------------
*10.20        Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas
              Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).
*10.21        Guaranty Agreement dated as of December 18, 1996 among the Company, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).
*10.22        Credit Agreement dated as of March 7, 1996 among the Company and Speedway Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-3 (File No.
              333-1856) of the Company (the "March 1996 Form S-3")).
*10.23        First Amendment to the Credit Agreement dated as of September 24, 1996 among the Company and
              Speedway Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 99.3 to the November 1996 Form
              S-3).
*10.24        Second Amendment to Credit Agreement dated June 30, 1997 among the Company and Speedway
              Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 10.32 to the September 1997 Form S-4).
*10.25        Promissory Note dated June 30, 1997 among the Company and Speedway Funding Corp. as borrowers, and NationsBank, N.A. as lender (incorporated by reference to Exhibit 10.33 to the September 1997 Form
              S-4).
*10.26        Guaranty Agreement dated as of June 30, 1997 among Atlanta Motor Speedway, Inc., Charlotte Motor
              Speedway, Inc., Texas Motor Speedway, Inc., 600 Racing, Inc., Bristol Motor Speedway, Inc. and SPR
              Acquisition Corporation, as guarantors, and NationsBank, N.A. (incorporated by reference to Exhibit
              10.34 to the September 1997 Form S-4).
*10.27        Amended and Restated Credit Agreement dated as of August 4, 1997 among the Company and Speedway
              Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 10.36 to the September 1997 Form S-4).
*10.28        Registration Rights Agreement dated as of August 4, 1997 among the Company, NationsBanc Capital
              Markets, Inc., Wheat, First Securities, Inc. and J.C. Bradford & Co. (incorporated by reference to Exhibit
              4.3 to the September 1997 Form S-4).
*10.29        Purchase Agreement dated as of August 4, 1997 among the Company, NationsBanc Capital Markets, Inc.,
              Wheat, First Securities, Inc. and J.C. Bradford & Co. (incorporated by reference to Exhibit 10.35 to the
              September 1997 Form S-4).
*10.30        Asset Purchase Agreement and Escrow Instructions dated November 17, 1998 between Speedway
              Motorsports, Inc., as buyer, and Las Vegas Motor Speedway, Inc., as seller (incorporated by reference to
              Exhibit 99.1 to the Company's current Report on Form 8-K filed as of December 15, 1998 ("the LVMS
              Form 8- K").
*10.31        First Amendment to Amended and Restated Credit Agreement dated as of November 18, 1998 among
              Speedway Motorsports, Inc. and Speedway Funding Corp., as borrowers, certain subsidiaries of Speedway
              Motorsports, Inc., as guarantors, and NationsBank, N.A., as the lender (incorporated by reference to
              Exhibit 99.2 to the LVMS Form 8-K).
*10.32        Second Amended and Restated Credit Agreement dated as of November 23, 1998 among Speedway
              Motorsports, Inc. and Speedway Funding Corp., as borrowers, certain subsidiaries of Speedway
              Motorsports, Inc., as guarantors, and NationsBank, N.A., as agent for the lenders and a lender
              (incorporated by reference to Exhibit 99.3 to the LVMS Form 8-K).
*10.33        Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc.,
              Charlotte Motor Speedway, Inc., Lowe's Home Center's, Inc. Lowe's HIW, Inc. and Sterling Advertising
              Ltd. (incorporated by reference to Exhibit 10.1 to SMI's Quarterly Report of Form 10-Q for the quarter ended March 31, 1999).
*10.34        Registration Rights Agreement dated as of May 11, 1999 among the Company, NationsBank Montgomery
              Securities LLC, First Union Capital Markets Corp. and JC Bradford & Co., LLC (incorporated by reference to Exhibit 10.34 to the June 1999 Form S-4).
*10.35        Purchase Agreement dated as of May 4, 1999 among the Company, NationsBank Montgomery Securities
              LLC, First Union Capital Markets Corp. and JC Bradford & Co., LLC (incorporated by reference to
              Exhibit 10.35 to the June 1999 Form S-4).
*10.36        Credit Agreement dated as of May 28, 1999 (the "Credit Agreement") among the Company and
              Speedway Funding Corp., as borrowers, certain subsidiaries of the Company, as guarantors, and the lenders named therein, including NationsBank, N.A., as agent for the lenders and a lender (incorporated by reference to Exhibit 10.36 to the June 1999 Form S-4).

  EXHIBIT
NUMBER                                                      DESCRIPTION
-----------   -------------------------------------------------------------------------------------------------------
*10.37        Pledge Agreement dated as of May 28, 1999 among the Company and the subsidiaries of the Company that are guarantors under the Credit Agreement, as pledgors, and, Nations Bank, N.A., as agent for the lenders under the Credit Agreement (incorporated by reference to Exhibit 10.37 to the June 1999 Form
              S-4).
 21.1         Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 Form 10-K).
 23.0         Independent Auditors' Consent for Registration Statements No. 33-99942, No. 333-17687, and No.
              333-49027 of Speedway Motorsports, Inc. on Forms S-8.
 27.0         Financial Data Schedule for the Year Ended December 31, 1999.
 99.1         Risk Factors regarding "forward-looking" statements.

---------
*Previously filed.

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the fourth quarter of 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, State of North Carolina, on the 23rd day of March, 2000.


                                      SPEEDWAY MOTORSPORTS, INC.

                                      By: /S/       O. BRUTON SMITH
                                         --------------------------------------

                                                    O. BRUTON SMITH

                                         CHAIRMAN AND CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.



                       SIGNATURE                                          TITLE                       DATES
------------------------------------------------------  ---------------------------------------- ---------------
  /S/     O. BRUTON SMITH                               Chief Executive Officer (principal       March 23, 2000
  ----------------------------------                    executive officer) and Chairman
          O. BRUTON SMITH

  /S/    H.A. "HUMPY" WHEELER                           President, Chief Operating Officer and   March 23, 2000
  ----------------------------------                    Director
         H.A. "HUMPY" WHEELER

  /S/      WILLIAM R. BROOKS                            Vice President, Treasurer, Chief         March 23, 2000
  ----------------------------------                    Financial Officer (principal financial
           WILLIAM R. BROOKS                            officer and accounting officer) and
                                                        Director

  /S/      EDWIN R. CLARK                               Executive Vice President and Director    March 23, 2000
  ----------------------------------
           EDWIN R. CLARK

  /S/      WILLIAM P. BENTON                            Director                                 March 23, 2000
  ----------------------------------
           WILLIAM P. BENTON

  /S/      MARK M. GAMBILL                              Director                                 March 23, 2000
  ----------------------------------
          MARK M. GAMBILL

  /S/      JACK L. KEMP                                 Director                                 March 23, 2000
  ----------------------------------
           JACK L. KEMP

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                     DESCRIPTION
----------   ----------------------------------------------------------------------------------------------------------
* 3.1        Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration
             Statement on Form S-1 (File No. 33-87740) of the Company (the "Form S-1")).
* 3.2        Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1).
* 3.3        Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-3 (File No. 333-13431) of the Company (the "November 1996
             Form S-3")).
* 3.4        Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 (File No. 333-35091) of the Company (the "September 1997
             Form S-4")).
* 4.1        Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).
* 4.2        Indenture dated as of September 1, 1996 between the Company and First Union National Bank of North
             Carolina, as Trustee (the "First Union Indenture") (incorporated by reference to Exhibit 4.1 to the
             November 1996 Form S-3).
* 4.3        Form of 5 3/4% Convertible Subordinated Debenture due 2003 (included in the First Union Indenture).
* 4.4        Indenture dated as of August 4, 1997 between the Company and First Trust National Association, as
             Trustee (the "First Trust Indenture") (incorporated by reference to Exhibit 4.1 to the September 1997
             Form S-4).
* 4.5        Form of 8 1/2% Senior Subordinated Notes Due 2007 (included in the First Trust Indenture).
* 4.6        First Supplemental Indenture to the First Trust Indenture, dated as of April 1, 1999 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 (File No. 333-80021) of the Company
             (the "June 1999 Form S-4").
* 4.7        Second Supplemental Indenture to the First Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.7 to the June 1999 Form S-4).
* 4.8        Indenture dated as of May 11, 1999 between the Company, the Guarantors named therein and US Bank
             Trust National Association, as Trustee (the "US Bank Trust Indenture") (incorporated by reference to
             Exhibit 4.8 to the June 1999 Form S-4).
* 4.9        Form of 8 1/2% Senior Subordinated Notes Due 2007 (included in the US Bank Trust Indenture).
* 4.10       First Supplemental Indenture to the US Bank Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.10 to the June 1999 Form S-4).
*10.1        Letter of Credit issued by NationsBank of North Carolina, N.A. in favor of Charlotte Motor Speedway,
             Inc. for the benefit of the North Carolina Department of Transportation for $1,902,600, dated March 14,
             1994 (incorporated by reference to Exhibit 10.9 to the Form S-1).
*10.2        Reimbursement Agreement by and between Charlotte Motor Speedway, Inc. and NationsBank of North
             Carolina, N.A., dated as of March 11, 1994 (incorporated by reference to Exhibit 10.11 to the Form S-1).
*10.3        Project Agreement by and among The Department of Transportation, an agency of the State of North
             Carolina, Interstate Combined Ventures and Charlotte Motor Speedway, Inc., dated as of December 6,
             1993 (incorporated by reference to Exhibit 10.12 to the Form S-1).
*10.4        Deed of Trust by and among Terry L. Faulkenburg and Danny Ray Safrit, as Trustees of West Cabarrus
             Church, Charlotte Motor Speedway, Inc. and Alan G. Dexter, Trustee, dated as of September 29, 1994
             (incorporated by reference to Exhibit 10.38 to the Form S-1).
*10.5        Balance of Purchase Money Promissory Note in the amount of $720,000, made by Charlotte Motor
             Speedway, Inc. in favor of West Cabarrus Church, dated as of September 29, 1994 (incorporated by reference to Exhibit 10.39 to the Form S-1).
*10.6        Agreement for Purchase and Sale of an Option in Real Property by and between West Cabarrus Church and Charlotte Motor Speedway, Inc., dated as of July 26, 1994 (incorporated by reference to Exhibit
             10.40 to the Form S-1).
*10.7        Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R.
             Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).
*10.8        Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and
             H.A. "Humpy" Wheeler (incorporated by reference to Exhibit 10.44 to the Form S-1).
*10.9        Speedway Motorsports, Inc. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.45 to the
             Form S-1).

  EXHIBIT
NUMBER                                                        DESCRIPTION
-----------   -----------------------------------------------------------------------------------------------------------
*10.10        Speedway Motorsports, Inc. Formula Stock Option Plan (incorporated by reference to Exhibit 10.13 to the
              Annual Report on Form 10-K of the Company for the year ended December 31, 1995 (the "1995 Form
              10-K")).
*10.11        Speedway Motorsports, Inc. Employee Stock Purchase Plan amended and restated as of July 1, 1996
              (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-17687)
              of the Company).
*10.12        Amended and Restated Agreement by and among Charlotte Motor Speedway, Inc., Sonic Financial
              Corporation, Town and Country Ford, Inc., O. Bruton Smith, SMDA Properties and Chartown, dated
              February 10, 1995 (incorporated by reference to Exhibit 10.50 to the Form S-1).
*10.13        Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to
              Form S-1).
*10.14        Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton Smith in favor of the Company
              (incorporated by reference to Exhibit 10.20 to the 1995 Form 10-K).
*10.15        Asset Purchase Agreement dated October 24, 1996 between the Company, as buyer, and Sears Point
              Raceway (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of the Company
              filed as of December 4, 1996 (the "SPR Form 8-K")).
*10.16        Master Ground Lease dated November 18, 1996 by and between Brenda Raceway Corporation and the
              Company (incorporated by reference to Exhibit 99.2 to the SPR Form 8-K).
*10.17        Deed of Trust, Security Agreement and Fixture Filing with Assignment of Rents and Agreements dated as of November 18, 1996 by Brenda Raceway Corporation to First American Title Insurance Company for
              the benefit of Sonoma Funding Corporation (incorporated by reference to Exhibit 99.3 to the SPR Form
              8-K).
*10.18        Promissory Note secured by Deed of Trust dated November 18, 1996 by Brenda Raceway Corporation in favor of Sonoma Funding Corporation (incorporated by reference to Exhibit 99.4 to the SPR Form 8-K).
*10.19        Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW
              Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to the Annual Report on
              Form 10-K of the Company for the year ended December 31, 1996 (the "1996 Form 10-K")).
*10.20        Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas
              Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).
*10.21        Guaranty Agreement dated as of December 18, 1996 among the Company, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).
*10.22        Credit Agreement dated as of March 7, 1996 among the Company and Speedway Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-3 (File No.
              333-1856) of the Company (the "March 1996 Form S-3")).
*10.23        First Amendment to the Credit Agreement dated as of September 24, 1996 among the Company and
              Speedway Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 99.3 to the November 1996 Form
              S-3).
*10.24        Second Amendment to Credit Agreement dated June 30, 1997 among the Company and Speedway
              Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 10.32 to the September 1997 Form S-4).
*10.25        Promissory Note dated June 30, 1997 among the Company and Speedway Funding Corp. as borrowers, and NationsBank, N.A. as lender (incorporated by reference to Exhibit 10.33 to the September 1997 Form
              S-4).
*10.26        Guaranty Agreement dated as of June 30, 1997 among Atlanta Motor Speedway, Inc., Charlotte Motor
              Speedway, Inc., Texas Motor Speedway, Inc., 600 Racing, Inc., Bristol Motor Speedway, Inc. and SPR
              Acquisition Corporation, as guarantors, and NationsBank, N.A. (incorporated by reference to Exhibit
              10.34 to the September 1997 Form S-4).
*10.27        Amended and Restated Credit Agreement dated as of August 4, 1997 among the Company and Speedway
              Funding Corp., as borrowers, and the lenders named therein, including NationsBank, N.A. as agent for the lenders and a lender (incorporated by reference to Exhibit 10.36 to the September 1997 Form S-4).
*10.28        Registration Rights Agreement dated as of August 4, 1997 among the Company, NationsBanc Capital
              Markets, Inc., Wheat, First Securities, Inc. and J.C. Bradford & Co. (incorporated by reference to Exhibit
              4.3 to the September 1997 Form S-4).

  EXHIBIT
NUMBER                                                       DESCRIPTION
-----------   ---------------------------------------------------------------------------------------------------------
*10.29        Purchase Agreement dated as of August 4, 1997 among the Company, NationsBanc Capital Markets, Inc.,
              Wheat, First Securities, Inc. and J.C. Bradford & Co. (incorporated by reference to Exhibit 10.35 to the
              September 1997 Form S-4).
*10.30        Asset Purchase Agreement and Escrow Instructions dated November 17, 1998 between Speedway
              Motorsports, Inc., as buyer, and Las Vegas Motor Speedway, Inc., as seller (incorporated by reference to
              Exhibit 99.1 to the Company's current Report on Form 8-K filed as of December 15, 1998 ("the LVMS
              Form 8- K").
*10.31        First Amendment to Amended and Restated Credit Agreement dated as of November 18, 1998 among
              Speedway Motorsports, Inc. and Speedway Funding Corp., as borrowers, certain subsidiaries of Speedway
              Motorsports, Inc., as guarantors, and NationsBank, N.A., as the lender (incorporated by reference to
              Exhibit 99.2 to the LVMS Form 8-K).
*10.32        Second Amended and Restated Credit Agreement dated as of November 23, 1998 among Speedway
              Motorsports, Inc. and Speedway Funding Corp., as borrowers, certain subsidiaries of Speedway
              Motorsports, Inc., as guarantors, and NationsBank, N.A., as agent for the lenders and a lender
              (incorporated by reference to Exhibit 99.3 to the LVMS Form 8-K).
*10.33        Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc.,
              Charlotte Motor Speedway, Inc., Lowe's Home Center's, Inc. Lowe's HIW, Inc. and Sterling Advertising
              Ltd. (incorporated by reference to Exhibit 10.1 to SMI's Quarterly Report of Form 10-Q for the quarter ended March 31, 1999).
*10.34        Registration Rights Agreement dated as of May 11, 1999 among the Company, NationsBank Montgomery
              Securities LLC, First Union Capital Markets Corp. and JC Bradford & Co., LLC (incorporated by reference to Exhibit 10.34 to the June 1999 Form S-4).
*10.35        Purchase Agreement dated as of May 4, 1999 among the Company, NationsBank Montgomery Securities
              LLC, First Union Capital Markets Corp. and JC Bradford & Co., LLC (incorporated by reference to
              Exhibit 10.35 to the June 1999 Form S-4).
*10.36        Credit Agreement dated as of May 28, 1999 (the "Credit Agreement") among the Company and
              Speedway Funding Corp., as borrowers, certain subsidiaries of the Company, as guarantors, and the lenders named therein, including NationsBank, N.A., as agent for the lenders and a lender (incorporated by reference to Exhibit 10.36 to the June 1999 Form S-4).
*10.37        Pledge Agreement dated as of May 28, 1999 among the Company and the subsidiaries of the Company that are guarantors under the Credit Agreement, as pledgors, and, Nations Bank, N.A., as agent for the lenders under the Credit Agreement (incorporated by reference to Exhibit 10.37 to the June 1999 Form
              S-4).
 21.1         Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the 1999 Form 10-K).
 23.0         Independent Auditors' Consent for Registration Statements No. 33-99942, No. 333-17687, and No.
              333-49027 of Speedway Motorsports, Inc. on Forms S-8.
 27.0         Financial Data Schedule for the Year Ended December 31, 1999.
 99.1         Risk Factors regarding "forward-looking" statements.

---------
*Previously filed.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                            PAGE
                                                                                           -----
INDEPENDENT AUDITORS' REPORT .............................................................  F-2
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
 Consolidated Balance Sheets at December 31, 1999 and 1998 ...............................  F-3
 Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997 ..  F-5
 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999,     F-6
  1998 and 1997
 Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and      F-7
  1997
 Notes to Consolidated Financial Statements ..............................................  F-8

                         INDEPENDENT AUDITORS' REPORT



BOARD OF DIRECTORS
SPEEDWAY MOTORSPORTS, INC.
CHARLOTTE, NORTH CAROLINA

     We have audited the accompanying consolidated balance sheets of Speedway Motorsports, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 15, 2000

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                          DECEMBER 31, 1999 AND 1998




                                                                1999        1998
                                                             ---------- -----------
                                                             (DOLLARS IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .................................  $ 56,270   $ 35,399
 Restricted cash (Note 2) ..................................       278        258
 Accounts and notes receivable (Notes 2 and 8) .............    28,695     28,924
 Prepaid income taxes ......................................     4,137     10,356
 Inventories (Note 3) ......................................    15,287     10,447
 Prepaid expenses (Note 2) .................................     3,900      2,026
                                                              --------   --------
   Total Current Assets ....................................   108,567     87,410
                                                              --------   --------
PROPERTY HELD FOR SALE (NOTE 4) ............................    53,254         --
PROPERTY AND EQUIPMENT, NET (Notes 2 and 4) ................   741,580    730,686
GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Note 2) .........    58,987     56,903
OTHER ASSETS:
 Speedway condominiums held for sale (Note 2) ..............     5,359      4,930
 Marketable equity securities (Note 2) .....................     1,181      1,439
 Notes receivable (Note 8) .................................    13,018     11,420
 Other assets (Note 2) .....................................    14,036     12,089
                                                              --------   --------
   Total Other Assets ......................................    33,594     29,878
                                                              --------   --------
   TOTAL ...................................................  $995,982   $904,877
                                                              ========   ========

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                          DECEMBER 31, 1999 AND 1998



                                                                                               1999         1998
                                                                                           ------------ ------------
                                                                                            (DOLLARS IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 5) ..........................................   $    160     $    539
  Accounts payable .......................................................................     17,771        6,592
  Deferred race event income, net (Note 2) ...............................................     93,349       84,713
  Accrued interest .......................................................................     10,897        5,756
  Accrued expenses and other liabilities .................................................      9,805        9,016
                                                                                             --------     --------
                                                                                              131,982      106,616
  Revolving credit facility and acquisition loan (Notes 2 and 5) .........................         --      254,050
                                                                                             --------     --------
   Total Current Liabilities .............................................................    131,982      360,666
LONG-TERM DEBT (Note 5) ..................................................................    458,400      199,335
PAYABLE TO AFFILIATES (Note 8) ...........................................................      4,320        4,134
DEFERRED INCOME, NET (Note 2) ............................................................     15,262       16,252
DEFERRED INCOME TAXES (Note 7) ...........................................................     51,680       35,208
OTHER LIABILITIES ........................................................................      2,630        2,162
                                                                                             --------     --------
   Total Liabilities .....................................................................    664,274      617,757
                                                                                             --------     --------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 9)
STOCKHOLDERS' EQUITY (Notes 2, 5, 6 and 11):
  Preferred stock, $.10 par value, 3,000,000 shares authorized, no shares issued .........         --           --
  Common stock, $.01 par value, 200,000,000 shares authorized, 41,647,000 and 41,502,000
   shares issued and outstanding in 1999 and 1998 ........................................        416          415
  Additional paid-in capital .............................................................    160,225      157,216
  Retained earnings ......................................................................    171,340      129,897
  Accumulated other comprehensive loss -- unrealized loss on marketable equity securities        (273)        (408)
                                                                                             --------     --------
   Total Stockholders' Equity ............................................................    331,708      287,120
                                                                                             --------     --------
   TOTAL .................................................................................   $995,982     $904,877
                                                                                             ========     ========

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME


                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                         1999        1998        1997
                                                     ----------- ----------- -----------
                                                       (IN THOUSANDS EXCEPT PER SHARE
                                                                  AMOUNTS)
REVENUES (Note 2):
 Admissions ........................................  $ 132,694   $ 107,601   $  94,032
 Event related revenue .............................    148,316     105,459      83,177
 Other operating revenue ...........................     36,483      16,736      14,917
                                                      ---------   ---------   ---------
   Total Revenues ..................................    317,493     229,796     192,126
                                                      ---------   ---------   ---------
OPERATING EXPENSES:
 Direct expense of events ..........................    110,650      83,046      65,347
 Other direct operating expense ....................     32,241      10,975       9,181
 General and administrative ........................     47,375      34,279      31,623
 Depreciation and amortization .....................     28,536      21,701      15,742
 Preoperating expense of new facility (Note 2) .....         --          --       1,850
                                                      ---------   ---------   ---------
   Total Operating Expenses ........................    218,802     150,001     123,743
                                                      ---------   ---------   ---------
OPERATING INCOME ...................................     98,691      79,795      68,383
 Interest expense, net (Notes 5 and 8) .............    (27,686)    (12,228)     (5,313)
 Acquisition loan cost amortization (Note 2) .......     (3,398)       (752)         --
 Other income, net (Note 10) .......................        959       3,202         991
                                                      ---------   ---------   ---------
INCOME BEFORE INCOME TAXES .........................     68,566      70,017      64,061
Provision for Income Taxes (Note 7) ................    (27,123)    (27,646)    (25,883)
                                                      ---------   ---------   ---------
NET INCOME .........................................  $  41,443   $  42,371   $  38,178
                                                      =========   =========   =========
PER SHARE DATA (NOTE 6):
 Basic Earnings Per Share ..........................  $    1.00   $    1.02   $    0.92
   Weighted average shares outstanding .............     41,569      41,482      41,338
 Diluted Earnings Per Share ........................  $    0.97   $    1.00   $    0.89
   Weighted average shares outstanding .............     44,960      44,611      44,491

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                (IN THOUSANDS)



                                                                                           ACCUMULATED      TOTAL
                                                 COMMON STOCK     ADDITIONAL                  OTHER         STOCK-
                                               -----------------    PAID-IN    RETAINED   COMPREHENSIVE    HOLDERS'
                                                SHARES   AMOUNT     CAPITAL    EARNINGS        LOSS         EQUITY
                                               -------- -------- ------------ ---------- --------------- -----------
BALANCE, JANUARY 1, 1997 .....................  41,305    $413     $155,156    $ 49,348      $ (182)      $204,735
  Net income .................................      --      --           --      38,178          --         38,178
  Issuance of stock under employee stock
   purchase plan (Note 11) ...................      25      --          375          --          --            375
  Exercise of stock options (Note 11) ........     103       1          946          --          --            947
  Net unrealized loss on marketable equity
   securities ................................      --      --           --          --        (121)          (121)
                                                ------    ----     --------    --------      ------       --------
BALANCE, DECEMBER 31, 1997 ...................  41,433     414      156,477      87,526        (303)       244,114
  Net income .................................      --      --           --      42,371          --         42,371
  Issuance of stock under employee stock
   purchase plan (Note 11) ...................      16      --          340          --          --            340
  Exercise of stock options (Note 11) ........      53       1          399          --          --            400
  Net unrealized loss on marketable equity
   securities ................................      --      --           --          --        (105)          (105)
                                                ------    ----     --------    --------      ------       --------
BALANCE, DECEMBER 31, 1998 ...................  41,502     415      157,216     129,897        (408)       287,120
  Net income .................................      --      --           --      41,443          --         41,443
  Issuance of stock under employee stock
   purchase plan (Note 11) ...................      60      --        1,535          --          --          1,535
  Exercise of stock options (Note 11) ........      85       1        1,474          --          --          1,475
  Net unrealized gain on marketable equity
   securities ................................      --      --           --          --         135            135
                                                ------    ----     --------    --------      ------       --------
BALANCE, DECEMBER 31, 1999 ...................  41,647    $416     $160,225    $171,340      $ (273)      $331,708
                                                ======    ====     ========    ========      ======       ========

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                                                1999
                                                                                           -------------
                                                                                           (IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................................................  $    41,443
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .........................................................       28,536
   Gain on sale of marketable equity securities and investments ..........................         (415)
   Amortization of acquisition loan costs ................................................        3,398
   Amortization of deferred income .......................................................       (1,366)
   Deferred income tax provision .........................................................       16,383
   Changes in operating assets and liabilities, net of effects of business acquisitions:
     Restricted cash .....................................................................          (20)
     Accounts receivable .................................................................       (5,825)
     Prepaid and accrued income taxes ....................................................        6,219
     Inventories .........................................................................       (4,447)
     Condominiums held for sale ..........................................................         (429)
     Accounts payable ....................................................................       11,179
     Deferred race event income ..........................................................        8,636
     Accrued expenses and other liabilities ..............................................        5,680
     Deferred income .....................................................................          376
     Other assets and liabilities ........................................................       (1,854)
                                                                                            -----------
      Net Cash Provided by Operating Activities ..........................................      107,494
                                                                                            -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under long-term debt and acquisition loan ...................................      128,750
  Principal payments on long-term debt ...................................................     (124,805)
  Payments of debt issuance costs ........................................................       (6,446)
  Issuance of stock under employee stock purchase plan ...................................        1,535
  Exercise of common stock options .......................................................        1,475
                                                                                            -----------
      Net Cash Provided by Financing Activities ..........................................          509
                                                                                            -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................................................      (90,616)
  Purchase of Las Vegas Motor Speedway ...................................................           --
  Purchase of marketable equity securities and other investments .........................       (1,645)
  Proceeds from sales of marketable equity securities and investments ....................        1,435
  Distribution from equity method invested ...............................................           --
  Increase in notes and other receivables ................................................       (5,185)
  Repayment of notes and other receivables ...............................................        8,879
                                                                                            -----------
      Net Cash Used in Investing Activities ..............................................      (87,132)
                                                                                            -----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................................       20,871
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..........................................       35,399
                                                                                            -----------
 CASH AND CASH EQUIVALENTS AT END OF YEAR ................................................  $    56,270
                                                                                            ===========
 SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized .....................................  $    24,942
 SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES INFORMATION (Note 13):
  Net liabilities assumed and incurred in Las Vegas Motor Speedway acquisition ...........           --



                                                                                                1998          1997
                                                                                           ------------- -------------
                                                                                                 (IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................................................  $    42,371   $    38,178
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .........................................................       21,701        15,742
   Gain on sale of marketable equity securities and investments ..........................         (150)         (241)
   Amortization of acquisition loan costs ................................................          752            --
   Amortization of deferred income .......................................................         (891)         (662)
   Deferred income tax provision .........................................................       16,256         5,053
   Changes in operating assets and liabilities, net of effects of business acquisitions:
     Restricted cash .....................................................................        2,517        11,849
     Accounts receivable .................................................................       (7,262)       (4,245)
     Prepaid and accrued income taxes ....................................................       (5,707)          135
     Inventories .........................................................................       (1,384)       (2,682)
     Condominiums held for sale ..........................................................       17,978       (19,373)
     Accounts payable ....................................................................      (15,335)       10,564
     Deferred race event income ..........................................................       16,258        22,040
     Accrued expenses and other liabilities ..............................................          672         3,720
     Deferred income .....................................................................        3,243         4,830
     Other assets and liabilities ........................................................       (4,623)       (3,859)
                                                                                            -----------   -----------
      Net Cash Provided by Operating Activities ..........................................       86,396        81,049
                                                                                            -----------   -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under long-term debt and acquisition loan ...................................      254,253       203,073
  Principal payments on long-term debt ...................................................      (18,565)     (100,475)
  Payments of debt issuance costs ........................................................       (4,053)       (6,429)
  Issuance of stock under employee stock purchase plan ...................................          340           375
  Exercise of common stock options .......................................................          400           947
                                                                                            -----------   -----------
      Net Cash Provided by Financing Activities ..........................................      232,375        97,491
                                                                                            -----------   -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................................................      (98,574)     (162,011)
  Purchase of Las Vegas Motor Speedway ...................................................     (210,400)           --
  Purchase of marketable equity securities and other investments .........................         (933)         (412)
  Proceeds from sales of marketable equity securities and investments ....................          692         1,417
  Distribution from equity method invested ...............................................        1,300            --
  Increase in notes and other receivables ................................................      (13,394)      (11,638)
  Repayment of notes and other receivables ...............................................        9,789            --
                                                                                            -----------   -----------
      Net Cash Used in Investing Activities ..............................................     (311,520)     (172,644)
                                                                                            -----------   -----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................................        7,251         5,896
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..........................................       28,148        22,252
                                                                                            -----------   -----------
 CASH AND CASH EQUIVALENTS AT END OF YEAR ................................................  $    35,399   $    28,148
                                                                                            ===========   ===========
 SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest, net of amounts capitalized .....................................  $    14,951   $     5,232
 SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES INFORMATION (Note 13):
  Net liabilities assumed and incurred in Las Vegas Motor Speedway acquisition ...........  $     8,783            --

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     BASIS OF PRESENTATION -- The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway, Inc. and subsidiaries d/b/a Lowe's Motor Speedway at Charlotte (LMSC), Las Vegas Motor Speedway LLC (LVMS), SPR Acquisition Corp. d/b/a Sears Point Raceway (SPR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a Finish Line Events and subsidiaries (FLE), Oil-Chem Research Corp. and subsidiary (ORC), SoldUSA, Inc., and Speedway Funding Corp. (collectively, the Company).

     CURRENT YEAR BUSINESS ACQUISITIONS (see Description of Business) -- In January 1999, the Company acquired certain tangible and intangible assets and operations of SoldUSA, Inc. for $1,069,000 in cash and notes payable. In July 1999, the Company acquired certain tangible and intangible assets and operations of Motorsports By Mail, LLC (MBM) for $2,001,000 in cash and other liabilities. The acquisitions were accounted for using the purchase method, and the results of operations after acquisition are included in the Company's consolidated statements of income. The acquisitions were not significant and, therefore, unaudited pro forma financial information is not presented.

     DESCRIPTION OF BUSINESS -- AMS owns and operates a 1.54-mile lighted, quad-oval, asphalt superspeedway located on approximately 870 acres in Hampton, Georgia. Two major National Association for Stock Car Auto Racing (NASCAR) Winston Cup events are held annually, one in March and one in November. In addition, AMS is currently hosting one Busch Grand National race and one Automobile Racing Club of America (ARCA) race annually, each preceding a Winston Cup event. AMS also hosts an annual Indy Racing Northern Light Series
(IRL) racing event. All of these events are sanctioned by NASCAR, IRL or ARCA. AMS has constructed 46 condominiums overlooking the Atlanta speedway and is in the process of marketing the 4 remaining condominiums.

     BMS owns and operates a one-half mile lighted, 36-degree banked concrete oval speedway, and a one-quarter mile lighted dragstrip, located on approximately 550 acres in Bristol, Tennessee. BMS currently holds two major NASCAR-sanctioned Winston Cup events annually. Additionally, two NASCAR-sanctioned Busch Grand National races are held annually, each preceding a Winston Cup event. BMS also owns and operates a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Construction of the Bristol Dragway was completed in 1999. BMS is currently hosting an annual National Hot Rod Association (NHRA) sanctioned Winston Showdown and other bracket racing events, as well as various auto shows.

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

     LMSC is constructing a 4/10-mile, modern, lighted, dirt track facility where nationally-televised events such as World of Outlaws and Hav-A-Tampa Dirt Late Model Series, as well as American Motorcycle Association (AMA) and other racing events will be held annually. Construction is expected to be completed in 2000.

     LMSC also owns an office and entertainment complex which overlooks the main speedway, d/b/a The Speedway Club, which derives rental, catering and dining revenues from the complex.

     LVMS owns and operates a 1.5-mile, lighted, asphalt superspeedway, several other on-site race tracks and a 1.4 million square foot on-site industrial park, located on approximately 1,300 acres in Las Vegas, Nevada. LVMS currently hosts several annual NASCAR-sanctioned racing events, including a Winston Cup Series, Busch Grand National Series, two Winston West Series, and two Winston Southwest Series racing events. Additional major events held annually include IRL, World of Outlaws, AMA, and drag racing events, among others. The racetrack is also rented throughout the year for non-racing activities such as driving schools and automobile testing.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS -- (CONTINUED)

     Construction of LVMS was substantially completed in 1997 and its first major NASCAR Winston Cup race was held in March 1998. LVMS is reconstructing and expanding one of its dragstrips into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Construction of The Strip at Las Vegas is expected to be completed in 2000, and its inaugural NHRA-sanctioned Nationals event will be hosted in April 2000. The dragway will also host NHRA and other bracket racing events, as well as various auto shows.

     SPR, located on approximately 1,500 acres in Sonoma, California, owns and operates a 2.52-mile, twelve-turn road course, a one-quarter mile dragstrip, and an 157,000 square foot industrial park. SPR currently holds one major NASCAR-sanctioned Winston Cup racing event annually. Additional events held annually include a NASCAR-sanctioned Winston Southwest Series, NHRA Winston Drag Racing Series National, as well as AMA and Sports Car Club of America
(SCCA) racing events. The racetrack is also rented throughout the year by various organizations, including the SCCA, driving schools, major automobile manufacturers, and other car clubs.

     TMS, located on approximately 1,360 acres in Fort Worth, Texas, is a 1.5-mile lighted, banked, asphalt quad-oval superspeedway. Construction of TMS was completed at March 31, 1997 with TMS hosting its first major NASCAR Winston Cup race on April 6, 1997. TMS currently hosts one major NASCAR Winston Cup event, preceded by a Busch Grand National racing event. In 2000, TMS is also hosting two NASCAR-sanctioned Craftsman Truck Series and two IRL racing events. In 1998, TMS completed construction of 76 condominiums above turn two overlooking the speedway, 68 of which have been sold or contracted for sale as of December 31, 1999 (see Note 2).

     TMS is constructing a 4/10-mile, modern, lighted, dirt track facility where nationally-televised events such as World of Outlaws and Hav-A-Tampa Dirt Late Model Series, as well as AMA and other racing events will be held annually. Construction is expected to be completed in 2000.

     TMS also owns and operates an office and entertainment complex which overlooks the main speedway. Construction was completed in 1999. TMS derives rental, catering and dining revenues from the dining-entertainment and health-fitness club complex, The Texas Motor Speedway Club, which opened March 26, 1999.

     FLE provides event food, beverage, and souvenir merchandising services at each of the Company's speedways and to other third party sports-oriented venues (see Note 2).

     MBM, a wholly-owned subsidiary of FLE, is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel.

     ORC produces an environmentally friendly motor oil additive that the Company is promoting in conjunction with its speedways and through direct-response and other advertising, and intends to also sell to wholesale and retail distributors (see Note 2).

     SOLDUSA is an internet auction and e-commerce company under development.

     WMI, a division of FLE, is a screen printing and embroidery manufacturer and distributor of wholesale and retail apparel.

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

     REVENUE RECOGNITION -- Admissions revenue consists of ticket sales. Event related revenues consist of amounts received from sponsorships, broadcasting rights, concessions, luxury suite rentals, commissions and souvenir sales. Other operating revenue consists of Legends Car sales, Speedway Clubs' restaurant, catering and membership income, and industrial park rentals, MBM, Oil-Chem, SoldUSA and WMI revenues.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

     The Company recognizes admissions and other event related revenues when an event is held. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies.

     Deferred race event income relates to scheduled events to be held in the upcoming year. If circumstances prevent a race from being held at any time during the racing season, all advance revenue must be refunded and all direct event expenses deferred would be recognized immediately except for race purses which would be refundable from NASCAR or other sanctioning bodies.

     NAMING RIGHTS -- In February 1999, the Company entered into a ten year naming rights agreement whereby Charlotte Motor Speedway has been renamed Lowe's Motor Speedway (at Charlotte) for gross fees aggregating approximately $35,000,000 over the agreement term. The agreement specifies, among other things, that essentially all promotional signage, souvenirs, marketing and other associated materials, formerly bearing Charlotte Motor Speedway insignia, be renamed Lowe's Motor Speedway (at Charlotte). Fee revenues, net of associated expenses, are being recognized ratably over the ten year agreement term.

     CASH AND CASH EQUIVALENTS -- The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of commercial paper and United States Treasury securities.

     RESTRICTED CASH -- Restricted cash consists principally of customer deposits received on speedway condominiums held for sale of $187,000 and $223,000 at December 31, 1999 and 1998. Condominium deposits are held in escrow accounts until sales are closed.

     ACCOUNTS AND NOTES RECEIVABLE -- Accounts receivable are reported net of allowance for doubtful accounts of $951,000 and $291,000 at December 31, 1999 and 1998. Short term notes receivable amounted to $3,000 and $4,222,000 at December 31, 1999 and 1998. Bad debt expense amounted to $660,000 in 1999, $29,000 in 1998 and $392,000 in 1997, and allowance for doubtful accounts reductions for actual write-offs and recoveries of specific accounts receivable amounted to $0 in 1999, $291,000 in 1998 and $0 in 1997.

     INVENTORIES -- Inventories consist of souvenirs, finished vehicles, parts and accessories, and food costs determined on a first-in, first-out basis, and apparel and oil additive costs determined on a average current cost basis, all of which are stated at the lower of cost or market.

     SPEEDWAY CONDOMINIUMS HELD FOR SALE -- The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 42 and 68, respectively, have been sold or contracted for sale as of December 31, 1999. Speedway condominiums held for sale are recorded at cost, and represent 4 condominiums at AMS and 8 condominiums at TMS which are substantially complete and are being marketed.

     PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense when incurred. Construction in progress includes all direct costs and capitalized interest on fixed assets under construction. Under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", management periodically evaluates long-lived assets for possible impairment based on expected future undiscounted operating cash flows attributable to such assets.

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

     In connection with the development and completed construction of TMS in 1997, the Company entered into arrangements with the FW Sports Authority, a non-profit corporate instrumentality of the City of Fort Worth, Texas, whereby the

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

Company conveyed the speedway facility, excluding its on-site condominiums and office and entertainment complex, to the sports authority and is leasing the facility back over a 30-year period. Because of the Company's responsibilities under these arrangements, the speedway facility and related liabilities are included in the accompanying consolidated balance sheets.

     GOODWILL AND OTHER INTANGIBLE ASSETS -- Goodwill and other intangible assets represent the excess of business acquisition costs over the fair value of net assets acquired and are being amortized on a straight-line basis principally over 40 years. Goodwill and other intangible assets are reported net of accumulated amortization of $5,615,000 and $4,063,000 at December 31, 1999 and 1998. Management periodically evaluates the recoverability of goodwill and other intangible assets based on expected future profitability and undiscounted operating cash flows of acquired businesses.

     MARKETABLE EQUITY SECURITIES -- The Company's marketable equity securities are classified as "available for sale" and are not bought and held principally for the purpose of selling them in the near term. Accordingly, these securities are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Management intends to hold these securities through at least fiscal 2000, and accordingly, they are reflected as non-current assets. Realized gains and losses on sales of marketable equity securities are determined using the specific identification method.

     Valuation allowances for unrealized losses of $273,000 and $408,000, net of $183,000 and $272,000 in tax benefits, are reflected as a charge to stockholders' equity to reduce the carrying amount of long-term marketable equity securities to market value as of December 31, 1999 and 1998, respectively. Realized gains on sales of marketable equity securities were $415,000 in 1999, $150,000 in 1998 and $241,000 in 1997.

     DEFERRED FINANCING COSTS AND ACQUISITION LOAN COST AMORTIZATION -- Deferred financing costs are included in other noncurrent assets and are amortized over the term of the related debt. Acquisition loan cost amortization resulted from financing costs incurred in obtaining an amended credit facility and acquisition loan to fund the Company's acquisition of LVMS in December 1998 (see Notes 5 and 13). Associated deferred financing costs of $4,050,000 were amortized over the loan term which matured May 28, 1999. Deferred financing costs are reported net of accumulated amortization of $3,132,000 and $2,458,000 at December 31, 1999 and 1998.

     DEFERRED INCOME -- Deferred income as of December 31, 1999 and 1998 consisted of the following (dollars in thousands):



                                                            1999       1998
                                                         ---------- ----------
   TMS Preferred Seat License fees, net ................  $11,802    $12,624
   Deferred gain on TMS condominium sales. .............    2,957      2,817
   Deferred Speedway Club membership income and other ..      464        739
   Other ...............................................       39         72
                                                          -------    -------
    Total ..............................................  $15,262    $16,252
                                                          =======    =======

     In 1996, TMS began offering Preferred Seat License agreements whereby licensees are entitled to purchase annual TMS season-ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season-ticket packages when and as offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket. Also, licensees are not entitled to refunds for postponements or cancellation of events due to weather or certain other conditions. After May 31, 1999, license agreements are transferrable once each year subject to certain terms and conditions. TMS Preferred Seat License fees are reported net of expenses of $1,052,000 at December 31, 1999 and 1998.

     Fees received under PSL agreements were deferred prior to TMS hosting its first Winston Cup race in April 1997. The Company began amortizing net PSL fee revenues into income over the estimated useful life of TMS's facility upon its opening. Amortization income recognized was $1,060,000 in 1999, $616,000 in 1998, and $387,000 in 1997.

     The LMSC and TMS Speedway Clubs have sold lifetime and other extended memberships which entitle individual members to certain private dining and racing event seating privileges. Net revenues from lifetime membership fees are being amortized into income principally over 15 years. In each of the three years ended December 31, 1999, lifetime membership

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

income of $275,000 was recognized. The Speedway Clubs also offer executive memberships, which entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments. Net revenues from other membership fees and monthly assessments are recognized through December 31, 1999 as income when billed and associated expenses are incurred.

     Certain condominium sales contracts, aggregating approximately $17,300,000 as of December 31, 1999, provide buyers the right to require the Company to repurchase real estate within three years from the purchase date. Gain recognition has been deferred until the buyer's right expires. Management believes the likelihood of buyers exercising such rights, in amounts that at any one time or in the aggregate would be significant, is remote.

     ADVERTISING EXPENSES -- Event related advertising costs are expensed when an event is held and included principally in direct expense of events. Non-event related advertising costs, excluding direct-response advertising, are expensed as incurred and included principally in other direct operating expense. Advertising expenses amounted to $15,144,000 in 1999, $7,626,000 in 1998, and $5,205,000 in 1997. Prepaid expense at December 31, 1999 and 1998 includes $1,407,000 and $1,240,000 of deferred direct-response advertising costs related to future media promotion of certain ORC products. These deferred costs are amortized into advertising expense over the estimated period of future benefit upon commencement of the primary media promotion.

     PREOPERATING EXPENSE OF NEW FACILITY -- Preoperating expenses consist of non-recurring and non-event related costs to develop, organize and open Texas Motor Speedway, which hosted its first racing event on April 6, 1997.

     INCOME TAXES -- The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at amounts reported in the financial statements.

     STOCK-BASED COMPENSATION -- The Company continues to apply Accounting Principles Board (APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation." The pro forma effect on net income and earnings per share under the provisions of SFAS No. 123 is disclosed in Note 11.

     FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's financial instruments include cash, accounts and notes receivable, marketable equity securities, accounts payable and bank revolving credit facility borrowings with carrying values approximating their fair value at December 31, 1999 and 1998. Also included are fixed rate senior subordinated notes and convertible subordinated debentures with carrying values of $253,208,000 and $74,000,000, and fair values of approximately $238,750,000 and $77,330,000, respectively, as of December 31, 1999. The carrying values of those financial instruments approximated their fair value at December 31, 1998.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenues and expenses. Actual future results could differ from those estimates.

     IMPACT OF NEW ACCOUNTING STANDARDS -- In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, where applicable, provides for restatement of prior financial statements or reporting a change in accounting principle no later than the first quarter of fiscal years beginning after December 15, 1999. The Company has assessed its revenue recognition policies for Speedway Club membership fees, and expects to report a change in accounting principle under SAB No. 101. However, the change is not expected to materially impact the Company's financial position or future results of operations.

     RECLASSIFICATIONS -- Certain prior year accounts were reclassified to conform with current year presentation.

     PRESENTATION -- In 1998, the Company began operating certain food and beverage concession activities through FLE which previously had been procured from a third party. As a result, revenues and expenses associated with such concession activities in 1999 and 1998 are included in event related revenues, direct expense of events and general and administrative

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

expense. In 1997, the Company's operating profits from such activities under its arrangement with the outside vendor were reported as event related revenue.



3. INVENTORIES

     Inventories as of December 31, 1999 and 1998 consisted of the following components (dollars in thousands):



                                                        1999       1998
                                                     ---------  ---------
 Souvenirs and apparel .............................  $ 8,490    $ 5,023
 Finished vehicles, parts and accessories ..........    4,310      4,409
 Oil additives, food and other .....................    2,487      1,015
                                                      -------    -------
   Total ...........................................  $15,287    $10,447
                                                      =======    =======

4. PROPERTY AND EQUIPMENT AND PROPERTY HELD FOR SALE

     Property and equipment as of December 31, 1999 and 1998 is summarized as follows (dollars in thousands):



                                              ESTIMATED
                                            USEFUL LIVES       1999         1998
                                           -------------- ------------- -----------
  Land and land improvements .............     5-25        $  202,692    $ 200,193
  Racetracks and grandstands .............     5-45           333,037      298,701
  Buildings and luxury suites ............     5-40           215,163      182,426
  Machinery and equipment ................     3-20            39,409       32,302
  Furniture and fixtures .................     5-20            15,034       11,390
  Autos and trucks .......................     3-10             4,282        3,651
  Construction in progress ...............                     39,111       83,081
                                                           ----------    ---------
   Total .................................                    848,728      811,744
   Less accumulated depreciation .........                   (107,148)     (81,058)
                                                           ----------    ---------
    Net ..................................                 $  741,580    $ 730,686
                                                           ==========    =========

     CONSTRUCTION IN PROGRESS -- At December 31, 1999, the Company had various construction projects underway to increase and improve grandstand seating capacity, luxury suites, facilities for fan amenities, and make various other site improvements at each of its speedways. For example, LMSC and TMS are constructing 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as World of Outlaws and Hav-A-Tampa Dirt Late Model Series, as well as AMA and other racing events will be held annually. Construction is expected to be completed in 2000. In addition, LVMS is reconstructing and expanding one of its dragstrips into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Construction of The Strip at Las Vegas is expected to be completed in 2000, with its inaugural NHRA-sanctioned Nationals event hosted in April 2000. The estimated aggregate cost of capital expenditures in 2000 will approximate $90,000,000.

     PROPERTY HELD FOR SALE -- In January 2000, the Company sold the 1.4 million square-foot Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer, for approximately $53.3 million paid in cash of $40.0 million and a note receivable of $13.3 million. The Company acquired the industrial park then under construction and land in connection with its acquisition of LVMS in December 1998. Construction was completed and rental operations commenced in 1999. The sales price was based on an independent fair value appraisal and approximates the Company's net carrying value as of December 31, 1999 and selling costs.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. LONG-TERM DEBT
     Revolving credit facility and acquisition loan borrowings and long-term debt as of December 31, 1999 and 1998 consisted of the following (dollars in thousands):



                                                                                               1999         1998
                                                                                           ----------- -------------
  Revolving credit facility and acquisition loan .........................................  $130,000    $  254,050
  Senior subordinated notes ..............................................................   253,208       124,708
  Convertible subordinated debentures ....................................................    74,000        74,000
  Other notes payable ....................................................................     1,352         1,166
                                                                                            --------    ----------
    Total ................................................................................   458,560       453,924
     Less current maturities .............................................................      (160)         (539)
     Less revolving credit facility and acquisition loan borrowings matured May 1999 .....        --      (254,050)
                                                                                            --------    ----------
                                                                                            $458,400    $  199,335
                                                                                            ========    ==========

     ACQUISITION LOAN -- On November 23, 1998, the Company's former credit facility was amended and restated in connection with the Company's December 1998 acquisition of LVMS. The amended credit facility and acquisition loan (the Acquisition Loan) increased the Company's overall borrowing limit from $175,000,000 to $270,000,000 to fund the LVMS acquisition. The Acquisition Loan was retired and repaid on May 28, 1999 concurrently with the issuance of senior subordinated notes and bank credit facility replacement as described below. At December 31, 1998, the Company had $254,050,000 in outstanding borrowings under the former Acquisition Loan.

     The former Acquisition Loan, obtained from NationsBank N.A., was an unsecured, senior revolving credit facility and term loan with a $10,000,000 borrowing sub-limit for standby letters of credit. Interest was based, at the Company's option, upon (i) LIBOR plus 1.125% or (ii) the greater of NationsBank's prime rate or the Federal fund rate plus .5%.

     While the retirement and repayment did not result in the use of significant working capital, the outstanding borrowings of $254,050,000 were classified as a current liability in the accompanying December 31, 1998 balance sheet in accordance with generally accepted accounting principles.

     BANK CREDIT FACILITY REPLACEMENT -- On May 28, 1999, the Company obtained a long-term, secured, senior revolving credit facility with a syndicate of banks led by NationsBank, N.A. as an agent and lender (the 1999 Credit Facility). The 1999 Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, matures in May 2004, and is secured by a pledge of the capital stock and other equity interests of all material Company subsidiaries. Also, the Company agreed not to pledge its assets to any third party. The 1999 Credit Facility was used to fully repay and retire then outstanding borrowings under the Acquisition Loan after reduction for the application of proceeds from the 1999 Senior Notes offering, and for working capital and general corporate purposes. At December 31, 1999, the Company had $130,000,000 in outstanding borrowings under the 1999 Credit Facility.

     Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.25% or (ii) the greater of NationsBank's prime rate or the Federal Funds rate plus .5%. The margin applicable to LIBOR borrowings will be adjusted periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, among other items, the Company is required to meet certain financial covenants, including specified levels of net worth and ratios of (i) debt to EBITDA and
(ii) earnings before interest and taxes (EBIT) to interest expense. The 1999 Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without the consent of the lenders, and limits the Company's consolidated capital expenditures to amounts not to exceed $125 million annually and $500 million in the aggregate over the loan term. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, transactions with affiliates, guaranties, asset sales, investments, dividends, distributions and redemptions.

     SENIOR SUBORDINATED NOTES -- On May 11, 1999, the Company completed a private placement of 8 1/2% senior subordinated notes (the 1999 Senior Notes) in the aggregate principal amount of $125,000,000. The Company filed a registration statement to register these notes in June 1999. Net proceeds, after issuance at 103% of face value, commissions and discounts, approximated $125,737,000 and were used to repay a portion of the outstanding borrowings under the Acquisition Loan. In August 1997, the Company issued 8 1/2% senior subordinated notes in the aggregate principal amount of $125,000,000.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
5. LONG-TERM DEBT -- (CONTINUED)

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

     CONVERTIBLE SUBORDINATED DEBENTURES -- In October 1996, the Company completed a private placement of 5 3/4% convertible subordinated debentures in the aggregate principal amount of $74,000,000, and subsequently filed a registration statement to register these debentures and the underlying equity securities. Net proceeds after commissions and discounts were $72,150,000. The debentures are unsecured, mature on September 30, 2003, are convertible into Company common stock at the holder's option after December 1, 1996 at $31.11 per share until maturity, and are redeemable at the Company's option after September 29, 2000. Interest payments are due semi-annually on March 31 and September 30. The debentures are subordinated to all present and future secured indebtedness of the Company, including the Acquisition Loan. Redemption prices in fiscal year periods ending September 30 are 102.46% in 2000, 101.64% in 2001 and 100.82% in 2002. After September 30, 2002, the debentures are redeemable at par. In conversion, 2,378,565 shares of common stock would be issuable (see
Note 6). The proceeds of this offering were used to repay outstanding borrowings under the Company's former bank credit facility, fund construction costs of TMS and for working capital needs of the Company.

     CAPITAL LEASE OBLIGATION AND EXERCISE OF PURCHASE OPTION (SEARS POINT RACEWAY) -- In connection with its SPR asset acquisition in 1996, the Company executed a fourteen year capital lease, including a purchase option, with the seller for all real property of the SPR complex. In 1998, the purchase transaction was consummated thereby transferring ownership of the SPR racetrack facilities and real property to the Company and eliminating its capital lease obligation.

     Annual maturities of debt at December 31, 1999 are as follows (dollars in thousands):


  2000 ...................  $    160
  2001 ...................       129
  2002 ...................     1,035
  2003 ...................    74,028
  2004 ...................   130,000
  Thereafter .............   253,208
                            --------
                            $458,560
                            ========

     Interest expense, net includes interest expense of $30,083,000 in 1999, $15,258,000 in 1998, and $7,745,000 in 1997; and includes interest income of $2,397,000 in 1999, $3,030,000 in 1998, and $2,432,000 in 1997. The Company
capitalized interest costs of $4,667,000 in 1999, $3,846,000 in 1998, and $5,768,000 in 1997. The weighted-average interest rate on borrowings under bank revolving credit facilities was 6.5% in 1999 and 6.4% in 1998.


6. CAPITAL STRUCTURE AND PER SHARE DATA

     PREFERRED STOCK -- At December 31, 1999, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company's Board of Directors. No preferred shares were issued and outstanding at December 31, 1999 or 1998.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
6. CAPITAL STRUCTURE AND PER SHARE DATA -- (CONTINUED)

     PER SHARE DATA -- Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt (see Note 5). The following schedule reconciles basic and diluted earnings per share (dollars and shares in thousands):

                                                                 WEIGHTED
                                                         NET     AVERAGE   EARNINGS
YEAR ENDED:                                            INCOME     SHARES   PER SHARE
---------------------------------------------------- ---------- --------- ----------
December 31, 1999:
 Basic earnings per share ..........................  $41,443     41,569    $ 1.00
 Dilution adjustments:
    Common stock equivalents--stock options.........       --      1,012
   5 3/4% Convertible debentures ...................    2,200      2,379
                                                      -------    -------
 Diluted earnings per share ........................  $43,643     44,960    $ 0.97
                                                      =======    =======
December 31, 1998:
 Basic earnings per share ..........................  $42,371     41,482    $ 1.02
 Dilution adjustments:
    Common stock equivalents--stock options.........       --        750
   5 3/4% Convertible debentures ...................    2,108      2,379
                                                      -------    -------
 Diluted earnings per share ........................  $44,479     44,611    $ 1.00
                                                      =======    =======
December 31, 1997:
 Basic earnings per share ..........................  $38,178     41,338    $ 0.92
 Dilution adjustments:
    Common stock equivalents--stock options.........       --        774
   5 3/4% Convertible debentures ...................    1,237      2,379
                                                      -------    -------
 Diluted earnings per share ........................  $39,415     44,491    $ 0.89
                                                      =======    =======

7. INCOME TAXES

     The components of the provision for income taxes are as follows (dollars in thousands):



                       1999       1998       1997
                    ---------- ---------- ----------
Current ...........  $10,740    $11,390    $20,830
Deferred ..........   16,383     16,256      5,053
                     -------    -------    -------
 Total ............  $27,123    $27,646    $25,883
                     =======    =======    =======

     The reconciliation of the statutory federal income tax rate and the effective income tax rate is as follows:



                                                                  1999     1998     1997
                                                                -------- -------- --------
Statutory federal tax rate ....................................     35%      35%      35%
State and local income taxes, net of federal income tax effect       4        4        4
Other, net ....................................................     --       --        1
                                                                    --       --       --
 Total ........................................................     39%      39%      40%
                                                                    ==       ==       ==


                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
7. INCOME TAXES -- (CONTINUED)

     The tax effect of temporary differences resulting in deferred income taxes are as follows (dollars in thousands):



                                                                     1999         1998
                                                                 ------------ ------------
Deferred tax liabilities:
 Property and equipment ........................................  $  82,023    $  49,493
 Expenses deducted for tax purposes and other ..................      1,055        1,520
                                                                  ---------    ---------
   Subtotal ....................................................     83,078       51,013
                                                                  ---------    ---------
Deferred tax assets:
 Income previously recognized for tax purposes .................     (1,107)        (808)
 Stock option compensation expense .............................       (933)      (1,020)
 PSL and other deferred income recognized for tax purposes .....     (4,511)      (5,075)
 State and federal net operating loss carryforwards ............     (8,932)      (1,639)
 Alternative minimum tax credit ................................    (15,915)      (6,898)
 Other .........................................................         --         (365)
                                                                  ---------    ---------
   Subtotal ....................................................    (31,398)     (15,805)
                                                                  ---------    ---------
Total net deferred tax liability ...............................  $  51,680    $  35,208
                                                                  =========    =========

     The Company made income tax payments during 1999, 1998 and 1997 totaling approximately $15,375,000, $16,328,000, and $27,329,000, respectively. No valuation allowance against deferred tax assets has been recorded for any year presented.


8. RELATED PARTY TRANSACTIONS

     Notes receivable at December 31, 1999 and 1998 include $848,000 and $798,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note during 2000, the balance has been classified as a noncurrent asset in the accompanying 1999 balance sheet.

     Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $2,103,000 at December 31, 1999 and $842,000 at December 31, 1998. The principal balance of the note represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value. The note bears interest at 1% over prime. Because the Company does not anticipate repayment of the note during 2000, the balance has been classified as a noncurrent asset in the accompanying 1999 balance sheet.

     From time to time, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), an affiliate of the Company through common ownership. Accounts receivable include approximately $1,040,000 net due from Sonic Financial at December 31, 1998. There were no amounts outstanding due from Sonic Financial at December 31, 1999.

     Interest income of $179,000 in 1999, $115,000 in 1998, and $166,000 in
1997 was earned on amounts due from related parties.

     Amounts payable to affiliates at December 31, 1999 and 1998 includes $2,592,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. Amounts payable to affiliates at December 31, 1999 and 1998 also include $1,729,000 and $1,542,000 owed to a former LVMS shareholder and executive officer, who is now an LVMS employee, in equal monthly payments through December 2003 at 6.4% imputed interest.

     Interest expense of $266,000 in 1999, $151,000 in 1998 and $144,000 in
1997 was accrued on amounts payable to affiliates.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. LEGAL PROCEEDINGS & CONTINGENCIES
     On May 1, 1999, during the running of an IRL event at LMSC, an on-track accident occurred that caused race car debris to enter the spectator seating area. The Company offered refunds to paid ticket holders for the IRL event through July 31, 1999, and recovered certain associated race purse and sanction fees. Three deaths resulted, and all three decedents' estates filed separate wrongful death lawsuits against SMI, IRL and others in the Superior Court of Mecklenburg County, North Carolina. The Estate of Dexter Mobley lawsuit was filed on May 28, 1999, and the Estates of Randy Pyatte and Jeffrey Patton lawsuits were filed on August 26, 1999. These suits seek unspecified compensatory and punitive damages. SMI has filed answers in all three pending actions, and preliminary discovery has occurred. SMI intends to defend itself and denies the allegations of negligence as well as related claims for punitive damages. Management does not believe the outcome of these lawsuits will have a material adverse affect on the Company's financial position or future results of operations.

     The Company is also involved in various lawsuits and disputes which arose in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material impact on the Company's financial position or future results of operations.

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


10. OTHER INCOME

     Other income, net for the years ended December 31, 1999, 1998 and 1997 consisted of the following (dollars in thousands):



                                                        1999      1998     1997
                                                     --------- --------- -------
  Gain on sale of speedway condominiums ............  $  186    $1,032    $ 142
  Equity in operations of equity investee ..........    (103)       26      (97)
  Other income .....................................     876     2,144      946
                                                      ------    ------    -----
                                                      $  959    $3,202    $ 991
                                                      ======    ======    =====

     Other income in 1999 and 1997 consists primarily of landfill fees and gains on sales of marketable equity securities; and in 1998 consists primarily of December gain on exercise of SPR purchase option and on sales of marketable equity securities and landfill fees.


11. STOCK OPTION PLANS

     1994 STOCK OPTION PLAN -- The Board of Directors and stockholders of SMI adopted the Company's 1994 Stock Option Plan in order to attract and retain key personnel. Under the stock option plan, options to purchase up to an aggregate of 3,000,000 shares of common stock may be granted to directors, officers and key employees of SMI and its subsidiaries. All options to purchase shares under this plan expire ten years from grant date. Such options provide for the purchase of common stock at a price as determined by the Compensation Committee of the Board of Directors. The exercise price of all stock options granted in 1997 through 1999 was the fair or trading value of the Company's common stock at grant date. Other option information regarding the 1994 Stock Option Plan for 1997 through 1999 is summarized as follows:

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
11. STOCK OPTION PLANS -- (CONTINUED)


                                                                          WEIGHTED
                                                            EXERCISE      AVERAGE
                                            SHARES IN        PRICE        EXERCISE
                                            THOUSANDS      PER SHARE       PRICE
                                           ----------- ----------------- ---------

  Outstanding, January 1, 1997 ...........    1,324     $  3.75-$23.00   $  9.64
  Granted ................................      90               23.50     23.50
  Exercised ..............................     (83)           3.75-9.00     7.73
                                              -----     ---------------  -------
  Outstanding, December 31, 1997 .........    1,331          3.75-23.50    10.40
  Granted ................................     200               25.63     25.63
  Exercised ..............................     (53)           3.75-9.00     7.71
                                              -----     ---------------  -------
  Outstanding, December 31, 1998 .........    1,478          3.75-25.63    12.56
  Granted ................................     490          29.13-41.13    36.23
  Cancelled ..............................        (5)            23.50     23.50
  Exercised ..............................     (85)          9.00-23.50    17.67
                                              ------    ---------------  -------
  Outstanding, December 31, 1999 .........    1,878     $  3.75-$41.13   $ 18.49
                                              ======    ===============  =======

     Of the options outstanding as of December 31, 1999, 1,618,000 are currently exercisable at a weighted average exercise price of $16.04 per share. The weighted average remaining contractual life of the options outstanding at December 31, 1999 is 6.59 years.

     FORMULA STOCK OPTION PLAN -- The Company's Board of Directors and stockholders adopted the Formula Stock Option Plan for the benefit of the Company's outside directors. The plan authorizes options to purchase up to an aggregate of 800,000 shares of common stock. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 20,000 shares of common stock at an exercise price equal to the fair market value per share at award date. In 1999, the Company's Board of Directors appointed a third outside director who was granted options to purchase 15,000 shares at an exercise price equal to the fair market value per share at award date. Other option information regarding the Formula Option Plan for 1997 through 1999 is summarized as follows:

                                                                          WEIGHTED
                                                           EXERCISE       AVERAGE
                                           SHARES IN        PRICE         EXERCISE
                                           THOUSANDS      PER SHARE        PRICE
                                          ----------- ----------------- -----------
 Outstanding, January 1, 1997 ...........      40      $        14.94    $  14.94
 Granted ................................      40               20.63       20.63
 Exercised ..............................     (20)              14.94       14.94
                                             ----      --------------    --------
 Outstanding, December 31, 1997 .........      60          14.94-20.63      18.73
 Granted ................................      40               24.81       24.81
 Exercised ..............................      --                  --          --
                                             ----      ---------------   --------
 Outstanding, December 31, 1998 .........     100          14.94-24.81      21.16
 Granted ................................      55          26.88-27.88      27.60
 Exercised ..............................      --                  --          --
                                             ----      ---------------   --------
 Outstanding, December 31, 1999 .........     155      $ 14.94-$27.88    $  23.45
                                             ====      ===============   ========

     All options outstanding as of December 31, 1999 are currently exercisable, and have a weighted average remaining contractual life of 7.94 years. Effective January 3, 2000, the Company granted options to purchase an additional 20,000 shares to each of the three outside directors at an exercise price per share of $27.13 at award date.

     STOCK-BASED COMPENSATION INFORMATION -- As discussed in Note 2, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company granted 545,000, 240,000, and

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
11. STOCK OPTION PLANS -- (CONTINUED)

130,000 options in 1999, 1998 and 1997 with weighted average grant-date fair values of $12.56, $7.91 and $7.18, respectively, under both stock option plans. No compensation cost has been recognized for the stock option plans. Had compensation cost for the stock options been determined based on the fair value method as prescribed by SFAS No. 123, the Company's pro forma net income and basic and diluted earnings per share would have been $37,308,000 or $0.90 and $0.88 per share for 1999, $41,233,000 or $0.99 and $0.97 per share for 1998, and $37,704,000 or $0.91 and $0.88 per share for 1997.

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 44.7% in 1999, 37.8% in 1998, and 37.1% in 1997; risk-free interest rates of 5.5% in 1999, 4.6% in 1998, and 5.9% in 1997; and expected lives of 3.0 years in 1997 through 1999. The model reflects that no dividends were declared in 1997 through 1999.

     Options outstanding and exercisable for both stock option plans as of December 31, 1999 are as follows (shares in thousands):

                                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                   --------------------------------------------------- -----------------------------
                                  WEIGHTED AVERAGE
                                      REMAINING                                          WEIGHTED
     RANGE OF          NUMBER     CONTRACTUAL LIFE   WEIGHTED AVERAGE      NUMBER        AVERAGE
EXERCISE PRICE      OUTSTANDING      (IN YEARS)       EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
------------------ ------------- ------------------ ------------------ ------------- ---------------
          $3.75         632              5.0            $  3.75             632        $  3.75
           9.00         211              5.2               9.00             211           9.00
    14.94-20.63         110              6.4              17.20             110          17.20
    23.00-25.63         535              7.9              24.16             495          24.25
    26.88-29.13         255              9.8              28.80             155          28.58
          41.13         290              9.5              41.13             170          41.13
----------------      -----              ---            -------             ---        -------
   $3.75-$41.13       2,033              7.1            $ 18.87           1,773        $ 16.69
================      =====              ===            =======           =====        =======

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

     In 1999, 1998 and 1997, employees purchased approximately 60,000, 16,000 and 25,000 shares granted under the Plan on January 1, 1999, 1998 and 1997 at an average purchase price of $25.48, $21.79 and $18.56 per share, respectively.


12. EMPLOYEE BENEFIT PLAN

     The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to all employees of the Company meeting certain eligibility requirements. The Plan allows participants to elect contributions of up to 15% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants are fully vested in Company matching contributions after five years. The Company's contributions to the Plan were $161,000 in 1999, $151,000 in 1998, and $81,000 in 1997.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. LAS VEGAS MOTOR SPEEDWAY ACQUISITION

     On December 1, 1998, the Company acquired certain tangible and intangible assets, including the real and personal property and operations of LVMS, an industrial park and certain adjacent unimproved land for approximately $215.0 million, consisting principally of net cash outlay of $210.4 million and assumed associated deferred revenue. The LVMS acquisition was accounted for using the purchase method in accordance with APB No. 16. Accordingly, the results of operations after the acquisition date are included in the Company's consolidated statements of income.

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


                                              PRO FORMA
                                        (IN THOUSANDS, EXCEPT
                                         PER SHARE AMOUNTS)
                                             YEAR ENDED
                                            DECEMBER 31,
                                     ---------------------------
                                          1998          1997
                                     ------------- -------------
Total revenues .....................   $ 264,583     $ 206,304
Net income .........................      40,672        26,551
                                       =========     =========
Basic earnings per share ...........   $    0.98     $    0.64
Diluted earnings per share .........   $    0.96     $    0.62

14. SUMMARIZED PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following table presents summarized parent company only financial information for fiscal years 1997 through 1999 (in thousands):

                                                                                  DECEMBER 31,
                                                                              ---------------------
                                                                                 1999       1998
                                                                              ---------- ----------
Current assets ..............................................................  $ 43,842   $ 37,908
Noncurrent assets, including investment in and advances to subsidiaries, net    796,896    732,404
Total Assets ................................................................   840,738    770,312
Current liabilities .........................................................    14,172      9,147
Noncurrent liabilities ......................................................   494,858    474,045
Total Liabilities ...........................................................   509,030    483,192
Total Stockholders' Equity ..................................................  $331,708   $287,120


                                                  YEAR ENDED DECEMBER 31:
                                             ----------------------------------
                                                 1999        1998       1997
                                             ------------ ---------- ----------
Total revenues .............................  $  14,878    $  5,344   $  2,823
Total expenses .............................    (15,474)     (6,446)    (5,112)
Loss from operations .......................       (596)     (1,102)    (2,289)
Loss before equity in subsidiaries .........       (358)       (661)    (1,373)
Net income .................................  $  41,443    $ 42,371   $ 38,178
