Form 10-Q
period 2000-03-31
SPEEDWAY MOTORSPORTS INC
filed 2000-05-12
CIK 934648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Yes [X]   No [ ]


As of May 10, 2000, there were 41,654,809 shares of common stock outstanding.

                               INDEX TO FORM 10-Q

                                                                  PAGE
                                                                  ----
PART I  - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements - Unaudited               3

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              14

ITEM 3.  Quantitative and Qualitative Disclosures About             19
         Market Risk

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                           20

SIGNATURES                                                          21

                         PART I - FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                     March 31,    December 31,
                                                        2000          1999
                                                      --------      --------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................  $ 42,185      $ 56,270
 Restricted cash ...................................       502           278
 Accounts and notes receivable .....................    39,620        28,695
 Prepaid income taxes ..............................     1,211         4,137
 Inventories .......................................    17,634        15,287
 Prepaid expenses ..................................     3,558         3,900
                                                      --------      --------
   Total Current Assets ............................   104,710       108,567
                                                      --------      --------

Property Held For Sale .............................        --        53,254
Property and Equipment, Net ........................   763,154       741,580
Goodwill and Other Intangible Assets, Net ..........    60,529        58,987
Other Assets:
 Speedway condominiums held for sale ...............     5,046         5,359
 Marketable equity securities ......................     1,168         1,181
 Notes receivable ..................................    27,543        13,018
 Other assets ......................................    13,895        14,036
                                                      --------      --------
   Total Other Assets ..............................    47,652        33,594
                                                      --------      --------
   TOTAL ...........................................  $976,045      $995,982
                                                      ========      ========


                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                     March 31,    December 31,
                                                        2000          1999
                                                      --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt .............   $    160      $    160
 Accounts payable .................................     14,257        17,771
 Deferred race event income, net ..................    121,645        93,349
 Accrued interest .................................      2,712        10,897
 Accrued expenses and other liabilities............      9,286         9,805
                                                      --------      --------
    Total Current Liabilities .....................    148,060       131,982
Long-Term Debt ....................................    418,277       458,400
Payable to Affiliates .............................      4,222         4,320
Deferred Income, Net ..............................     14,937        15,262
Deferred Income Taxes .............................     51,667        51,680
Other Liabilities .................................      2,622         2,630
                                                      --------      --------
    Total Liabilities .............................    639,785       664,274
                                                      --------      --------

Commitments (Note 4)...............................

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, shares
  authorized - 3,000,000, no shares issued ........         --            --
 Common stock, $.01 par value, shares authorized -
  200,000,000, issued and outstanding - 41,655,000
  in 2000 and 41,647,000 in 1999...................        416           416
 Additional paid-in capital .......................    160,392       160,225
 Retained earnings ................................    175,746       171,340
 Accumulated other comprehensive loss - unrealized
  loss on marketable equity securities ............       (294)         (273)
                                                      --------      --------
    Total Stockholders' Equity ....................    336,260       331,708
                                                      --------      --------
    TOTAL .........................................   $976,045      $995,982
                                                      ========      ========


                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
                                                        2000        1999
                                                       -------     -------
REVENUES:
 Admissions ...................................        $20,894     $19,826
 Event related revenue ........................         33,143      27,956
 Other operating revenue ......................         12,227       5,322
                                                       -------     -------
    Total Revenues ............................         66,264      53,104
                                                       -------     -------

OPERATING EXPENSES:
 Direct expense of events .....................         21,226      19,769
 Other direct operating expense ...............         10,552       3,527
 General and administrative ...................         13,124      10,800
 Depreciation and amortization ................          7,750       7,119
                                                       -------     -------
    Total Operating Expenses ..................         52,652      41,215
                                                       -------     -------
OPERATING INCOME ..............................         13,612      11,889
Interest Expense, Net .........................         (6,473)     (6,327)
Acquisition Loan Cost Amortization.............             --      (2,263)
Other Income, Net .............................            204         174
                                                       -------     -------
INCOME BEFORE INCOME TAXES ....................          7,343       3,473
Income Tax Provision ..........................          2,937       1,465
                                                       -------     -------
NET INCOME ....................................        $ 4,406     $ 2,008
                                                       =======     =======

PER SHARE DATA:
  Basic Earnings Per Share ....................        $  0.11     $  0.05
                                                       =======     =======
   Weighted Average Shares Outstanding ........         41,647      41,507

  Diluted Earnings Per Share ..................        $  0.11     $  0.05
                                                       =======     =======
   Weighted Average Shares Outstanding ........         44,863      44,872


                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                                Accumulated    Total
                                          Common Stock   Additional                Other       Stock-
                                         --------------   Paid-In    Retained  Comprehensive  holders'
                                         Shares  Amount   Capital    Earnings      Loss       Equity
                                         ------  ------   --------   --------  -------------  -------
BALANCE - JANUARY 1, 2000 .............. 41,647   $416    $160,225   $171,340      $(273)    $331,708

Net income..............................     --     --          --      4,406         --        4,406

Issuance of stock under employee stock
 purchase plan..........................      8     --         167         --         --          167

Net unrealized loss on marketable
 equity securities .....................     --     --          --         --        (21)         (21)
                                         ------   ----    --------   --------      ------    --------
BALANCE - MARCH 31, 2000................ 41,655   $416    $160,392   $175,746      $(294)    $336,260
                                         ======   ====    ========   ========      =====     ========

                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                           ------------------
                                                               March 31,
                                                            2000       1999
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...........................................   $  4,406   $  2,008
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization .......................    7,750      7,119
    Gain on sale of marketable equity securities and
     investments ........................................       --       (133)
    Amortization of acquisition loan costs...............       --      2,263
    Amortization of deferred income......................     (427)       (81)
    Changes in operating assets and liabilities:
      Restricted cash....................................     (224)      (182)
      Accounts receivable................................  (10,985)    (8,519)
      Prepaid and accrued income taxes...................    2,926      1,136
      Inventories .......................................   (2,347)      (348)
      Condominiums held for sale.........................      313        200
      Accounts payable...................................   (3,514)     8,326
      Deferred race event income.........................   28,365     28,813
      Accrued expenses and other liabilities.............   (8,704)    (4,480)
      Deferred income....................................       33        263
      Other assets and liabilities.......................      566         11
                                                          --------   --------
        Net Cash Provided By Operating Activities .......   18,158     36,396
                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt...................   (40,031)      (131)
 Issuance of stock under employee stock purchase plan...       167        163
                                                          --------   --------
        Net Cash Provided (Used) By Financing Activities.  (39,864)        32
                                                          --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..................................    (28,849)   (30,484)
 Proceeds from sale of property held for sale..........     40,000         --
 Purchases of marketable equity securities and other
  investments..........................................     (2,334)      (644)
 Proceeds from sales of marketable equity securities
  and other investments................................         15        532
 Increase in notes and other receivables...............     (1,342)    (1,021)
 Repayment of notes and other receivables..............        131        931
                                                          --------   --------
        Net Cash Provided (Used By) Investing Activities.    7,621    (30,686)
                                                          --------   --------

Net Increase (Decrease) In Cash and Cash Equivalents...    (14,085)     5,742

Cash and Cash Equivalents At Beginning Of Period.......     56,270     35,399
                                                          --------   --------
Cash and Cash Equivalents At End Of Period.............   $ 42,185   $ 41,141
                                                          ========   ========
SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
  Increase in notes receivable for sale of property
     held for sale - LVMS Industrial Park................ $ 13,254   $     --
                                                          ========   ========
                 See notes to consolidated financial statements.

    The following Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends", and "hopes", and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 to the Company's 1999 Annual Report on Form 10-K.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway, Inc. and subsidiaries d/b/a Lowe's Motor Speedway at Charlotte (LMSC), Las Vegas Motor Speedway LLC (LVMS), SPR Acquisition Corp. d/b/a Sears Point Raceway (SPR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a Finish Line Events and subsidiaries (FLE), Oil-Chem Research Corp. (ORC), Speedway Media LLC d/b/a Racing Country USA (RCU), SoldUSA, Inc., and Speedway Funding Corp. (collectively, the Company).

    See Note 1 to the December 31, 1999 Consolidated Financial Statements for further description of the Company's business operations, properties and scheduled events.

    CURRENT YEAR ACQUISITION - In January 2000, the Company acquired certain tangible and intangible assets and operations of Racing Country USA, a nationally syndicated radio show, for $2,000,000 in cash. The acquisition was accounted for using the purchase method, and the results of operations after acquisition are included in the Company's consolidated statements of income.

2. SIGNIFICANT ACCOUNTING POLICIES

    These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 1999 included in its 1999 Annual Report on Form 10-K.

    In management's opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods. All such adjustments are of a normal recurring nature.

    The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company's motorsports business.

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

    A major NASCAR sanctioned racing event occurred at BMS on the weekends of March 25-26, 2000 and April 10-11, 1999. A major NASCAR sanctioned racing event occurred at TMS on the weekends of April 1-2, 2000 and March 27-28, 1999. Also, a major NASCAR sanctioned racing event is scheduled to occur, and occurred, at SPR on the weekends of June 24-25, 2000 and June 26-27, 1999. Accordingly, the revenues and direct expenses of these race events are recognized in the second quarter of both calendar years, and the reporting periods for the three months ended March 31, 2000 and 1999 are comparable.

    SPEEDWAY CONDOMINIUMS HELD FOR SALE - The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 42 and 69, respectively, have been sold or contracted for sale as of March 31, 2000. Speedway condominiums held for sale represent 4 condominiums at AMS and 7 condominiums at TMS which are substantially complete and are being marketed.

    DEFERRED FINANCING COSTS AND ACQUISITION LOAN COST AMORTIZATION - Deferred financing costs are included in other noncurrent assets and are amortized over the term of the related debt. Acquisition loan cost amortization resulted from financing costs incurred in obtaining an amended credit facility and acquisition loan to fund the Company's acquisition of LVMS in December 1998. Associated deferred financing costs of $4,050,000 were amortized over the loan term which matured May 28, 1999.

3. INVENTORIES

     Inventories as of March 31, 2000 and December 31, 1999 consisted of the following components (in thousands):
                                                   March 31,  December 31,
                                                      2000         1999
                                                    -------      -------
Souvenirs and apparel.............................. $11,267      $ 8,490
Finished vehicles, parts and accessories...........   4,155        4,310
Oil additives, food and other......................   2,212        2,487
                                                    -------      -------
   Total........................................... $17,634      $15,287
                                                    =======      =======

4. PROPERTY AND EQUIPMENT AND PROPERTY HELD FOR SALE

     CONSTRUCTION IN PROGRESS - At March 31, 2000, the Company had various construction projects underway to increase and improve grandstand seating capacity, luxury suites, facilities for fan amenities, and make various other site improvements at each of its speedways. For example, LMSC and TMS were nearing completion of construction of 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as World of Outlaws and Hav-A-Tampa Dirt Late Model Series, as well as AMA and other racing events will be held annually. In addition, LVMS reconstructed and expanded one of its dragstrips into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Construction of The Strip at Las Vegas was substantially completed, with the hosting of its inaugural NHRA-sanctioned Nationals event, in April 2000. The estimated aggregate cost of capital expenditures in 2000 will approximate $90,000,000.

     PROPERTY HELD FOR SALE - In January 2000, the Company sold the 1.4 million square-foot Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer, for approximately $53.3 million (see Note 7). The Company acquired the industrial park then under construction and land in connection with its acquisition of LVMS in December 1998. Construction was completed and rental operations commenced in 1999. The sales price was based on an independent fair value appraisal and approximates the Company's net carrying value as of December 31, 1999 and selling costs.

5. LONG-TERM DEBT

     BANK CREDIT FACILITY -- The Company has a long-term, secured, senior revolving credit facility with a syndicate of banks led by NationsBank, N.A. as an agent and lender (the Credit Facility). The Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, matures in May 2004, and is secured by a pledge of the capital stock and other equity interests of all material Company subsidiaries. Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.25% or
(ii) the greater of NationsBank's prime rate or the Federal Funds rate plus .5%. At March 31, 2000 and December 31, 1999, the Company had $90,000,000 and $130,000,000, respectively, in outstanding borrowings under the Credit Facility.

     SENIOR SUBORDINATED NOTES - At March 31, 2000 and December 31, 1999, the Company had outstanding 8 1/2% senior subordinated notes in the aggregate principal amount of $250,000,000 (the Senior Notes). The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002. Semi-annual interest payments are due February 15 and August 15.

     CONVERTIBLE SUBORDINATED DEBENTURES - At March 31, 2000 and December 31, 1999, the Company had outstanding 5 3/4% convertible subordinated debentures in the aggregate principal amount of $74,000,000. The debentures are unsecured, mature on September 30, 2003, are convertible into common stock at the holder's option at $31.11 per share until maturity and are redeemable at the Company's option after September 29, 2000. In conversion, 2,378,565 shares of common stock are issuable (see Note 6). Semi-annual interest payments are due March 31 and September 30.

     See Note 5 to the December 31, 1999 Consolidated Financial Statements for additional discussion of the terms and conditions of the bank credit facility, senior notes and convertible subordinated debentures.

     INTEREST EXPENSE - Interest expense, net for the three months ended March 31, 2000 and 1999 includes interest expense of $7,580,000 and $7,037,000, and interest income of $1,107,000 and $710,000. The Company capitalized interest costs of $1,013,000 and $943,000 during the three months ended March 31, 2000 and 1999. The weighted-average interest rate on borrowings under the bank revolving credit facility during the three months ended March

31, 2000 and 1999 was 7.3% and 6.3%.

6. PER SHARE DATA

     The computation of diluted loss per share was anti-dilutive for the three months ended March 31, 1999, and therefore, reported basic and diluted per share amounts are the same.

     Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt (see Note 5). The following schedule reconciles basic and diluted earnings per share(dollars and shares in thousands):

                                                          Weighted
                                                           Average  Earnings
THREE MONTHS ENDED:                            Net Income  Shares   Per Share
-------------------                            ---------- --------  ---------
 March 31, 2000:
  Basic earnings per share...................     $4,406   41,647    $0.11
  Dilution adjustments:
     Common stock equivalents - stock options.        --      837
     5 3/4% Convertible debentures ...........       561    2,379
                                                 -------   ------
  Diluted earnings per share.................     $4,967   44,863    $0.11
                                                  ======   ======
 March 31, 1999:
  Basic earnings per share...................     $2,008   41,507    $0.05
  Dilution adjustments:
     Common stock equivalents - stock options.        --      986
     5 3/4% Convertible debentures ...........       563    2,379
                                                 -------   ------
  Diluted earnings per share.................     $2,571   44,872    $0.05
                                                 =======   ======

7. RELATED PARTY TRANSACTIONS

     Notes receivable at March 31, 2000 and December 31, 1999 include a note receivable of $861,000 and $848,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note before March 31, 2001, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

     Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $2,103,000 at March 31, 2000 and December 31, 1999. The principal balance of the note represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value. The note bears interest at 1% over prime and is payable upon demand. Because the Company does not anticipate repayment of the note before March 31, 2001, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

     Notes receivable at March 31, 2000 include a note receivable of $13,254,000 due from Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer. In January 2000, the Company sold the 1.4 million square-foot Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC for approximately $53.3 million for approximately $53.3 million paid in cash of $40.0 million and a note receivable of $13.3 million. The note bears interest at LIBOR plus 2.00%, is payable upon demand, and is collateralized by the underlying sold property. Because the Company does not anticipate repayment of the note before March 31, 2001, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

     From time to time, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), an affiliate of the Company through common ownership. There were no amounts outstanding due from Sonic Financial at March 31, 2000 and December 31, 1999.

     Amounts payable to affiliates at March 31, 2000 and December 31, 1999 includes $2,592,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at 1% over prime. The entire amount is classified as long-term based on expected repayment dates. Amounts payable to affiliates at March 31, 2000 and December 31, 1999 also include $1,631,000 and $1,729,000 owed to a former LVMS shareholder and executive officer, who is now a LVMS employee, in equal monthly payments through December 2003 at 6.4% imputed interest.

8. STOCK OPTION PLANS

     1994 STOCK OPTION PLAN - In first quarter of 2000, the Company granted options to non-executive officer employees to purchase an aggregate of 140,000 shares at an exercise price per share of $33.81 at award date under the 1994 Stock Option Plan.

     FORMULA STOCK OPTION PLAN - In first quarter of 2000, the Company granted options to three outside directors to purchase an aggregate of 60,000 shares at an exercise price per share of $27.13 at award date under the Formula Stock Option Plan.

9. LITIGATION SETTLEMENT - MAY 1999 IRL RACE EVENT

     On May 1, 1999, during the running of an IRL event at LMSC, an on-track accident occurred that caused race car debris to enter the spectator seating area. Three deaths resulted, and all three decedents' estates filed separate wrongful death lawsuits against SMI, IRL and others in the Superior Court of Mecklenburg County, North Carolina. The Estate of Dexter Mobley lawsuit was filed on May 28, 1999, and the Estates of Randy Pyatte and Jeffrey Patton lawsuits were filed on August 26, 1999. These suits sought unspecified compensatory and punitive damages. All three lawsuits were settled in May 2000. Settlement had no material adverse affect on the Company's financial position or results of operations.

10. SUMMARIZED PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following table presents summarized parent company only financial information as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999 (in thousands):
                                                       March 31,  December 31,
                                                         2000         1999
                                                       ---------  ------------
Current assets......................................   $ 24,588     $ 43,842
Noncurrent assets, including investment in and
  advances to subsidiaries, net.....................    775,653      796,896
Total Assets........................................    800,241      840,738

Current liabilities.................................      9,228       14,172
Noncurrent liabilities..............................    454,753      494,858
Total Liabilities ..................................    463,981      509,030
Total Stockholders' Equity..........................   $336,260     $331,708

                                                         Three Months Ended
                                                               March 31,
                                                        --------------------
                                                          2000         1999
                                                        --------     -------
Total revenues .....................................    $ 1,887      $   836
Total expenses......................................     (3,983)      (2,735)
Loss from operations................................     (2,096)      (1,899)
Net loss before equity in subsidiaries..............     (1,258)      (1,139)
Net income .........................................    $ 4,406      $ 2,008

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

OVERVIEW

     The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedway facilities, from the sale of food, beverage and souvenirs during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events, and from the licensing of television, cable network and radio rights to broadcast such events. The Company derives additional revenue from The Speedway Club at LMSC and The Texas Motor Speedway Club, dining and entertainment facilities located at the respective speedways, and from Legends Car operations of 600 Racing, Inc., a wholly-owned subsidiary of LMSC. The Company also derives additional revenue from Motorsports By Mail LLC (MBM), a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel, from Oil-Chem, which produces environmentally friendly motor oil additives, from Racing Country USA, a nationally syndicated radio show, from SoldUSA, an internet auction and e-commerce company under development, and from Wild Man Industries (WMI), a screen printing and embroidery manufacturer and distributor of wholesale and retail apparel. MBM is a wholly-owned subsidiary of FLE, and WMI is a division of FLE.

     The Company classifies its revenues as admissions, event related revenue and other operating revenue. "Admissions" includes ticket sales for all of the Company's events. "Event related revenue" includes food, beverage and souvenir sales, luxury suite rentals, sponsorship fees and broadcast rights fees. "Other operating revenue" includes the two Speedway Clubs, Legends Car, industrial park rental, MBM, Oil-Chem, RCU, SoldUSA and WMI revenues. The Company's revenue items produce different operating margins. Sponsorships, broadcast rights, ticket sales and luxury suite rentals produce higher margins than concessions and souvenir sales, as well as Legends Car sales, Oil-Chem sales or other operating revenues.

     The Company classifies its expenses to include direct expense of events and other direct operating expense, among other things. "Direct expense of events" principally consists of race purses, sanctioning fees, cost of food, beverage and souvenir sales, compensation of certain employees and advertising. "Other direct operating expense" includes the cost of Speedway Club revenues, Legends Car sales, and industrial park rentals, MBM, Oil-Chem, RCU, SoldUSA and WMI revenues.

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

SEASONALITY AND QUARTERLY RESULTS

     In 1999, the Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 17 major NASCAR-sanctioned racing events, five IRL racing events, four NASCAR Craftsman Truck Series racing events, two major NHRA racing events, and two WOO racing events. In 2000, the Company currently will sponsor 17 major annual racing events sanctioned by NASCAR, including ten Winston Cup and seven Busch Grand National Series racing events. The Company will also sponsor four Indy Racing Northern Light Series racing events, two NASCAR Craftsman Truck Series racing events, three major NHRA racing events, and seven WOO racing events in 2000. As a result, the Company's business has been, and is expected to remain, highly seasonal.

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

     Also, racing schedules may be changed from time to time and can lessen the comparability of operating results between quarterly results of successive years and increase or decrease the seasonal nature of the Company's motorsports business.

     The results of operations for the three months ended March 31, 2000 and 1999 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

     Set forth below is certain comparative summary information with respect to the Company's scheduled major NASCAR-sanctioned racing events for 2000 and 1999:

                                                      NUMBER OF SCHEDULED MAJOR
                                                      NASCAR-SANCTIONED EVENTS
                                                      ------------------------
                                                          2000        1999
                                                          ----        ----
     1st Quarter.......................                    4            4
     2nd Quarter.......................                    8            8
     3rd Quarter.......................                    2            2
     4th Quarter.......................                    3            3
                                                          --           --
       Total...........................                   17           17
                                                          ==           ==
RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     TOTAL REVENUES. Total revenues for the three months ended March 31, 2000 increased by $13.2 million, or 24.8%, to $66.3 million, over such revenues for the same period in 1999. This improvement was due to increases in all revenue items, particularly event related and other operating revenue.

     ADMISSIONS. Admissions for the three months ended March 31, 2000 increased by $1.1 million, or 5.4%, over admissions for the same period in 1999. This increase was due primarily to growth in NASCAR-sanctioned racing events held during the current quarter. The growth in admissions reflects the continued increases in attendance and additions to permanent seating capacity, and to a lesser extent, increases in ticket prices.

     EVENT RELATED REVENUE. Event related revenue for the three months ended March 31, 2000 increased by $5.2 million, or 18.6%, over such revenue for the same period in 1999. This increase was due primarily to increases in broadcast rights and sponsorship fees, and to growth in attendance, including related increases in concessions and souvenir sales.

     OTHER OPERATING REVENUE. Other operating revenue for the three months ended March 31, 2000 increased by $6.9 million, or 129.7%, over such revenue for the same period in 1999. This increase was due to growth in revenues of Oil-Chem associated with the commencement of media and other promotional campaigns, and to revenues derived from apparel and other merchandise sold through outside venues, including FLE, MBM and WMI, and from The Texas Motor Speedway Club which opened March 26, 1999.

     DIRECT EXPENSE OF EVENTS. Direct expense of events for the three months ended March 31, 2000 increased by $1.5 million, or 7.4%, over such expense for the same period in 1999. This increase was due to increased operating costs associated with the growth in attendance, including related increases in concessions and souvenir sales, and to higher race purses and sanctioning fees. As a percentage of admissions and event related revenues combined, direct expense of events for the three months ended March 31, 2000 was 39.3% compared to 41.4% for the same period in 1999.

     OTHER DIRECT OPERATING EXPENSE. Other direct operating expense for the three months ended March 31, 2000 increased by $7.0 million, or 199.2%, over such expense for the same period in 1999. This increase includes expenses associated with commencement of Oil-Chem's media and other promotional campaigns. The increase also includes expenses associated with other operating revenues derived from apparel and other merchandise sold through outside venues, including FLE, MBM and WMI, from The Texas Motor Speedway Club, and with the increase in Oil-Chem revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expense for the three months ended March 31, 2000 increased by $2.3 million, or 21.5%, over such expense for the same period in 1999. This increase was attributable to increases in operating costs associated with the growth and expansion at the Company's speedways and operations. The increase also reflects the operating growth of WMI and MBM, which was acquired in July 1999, and of The Texas Motor Speedway Club which opened in March 1999. As a percentage of total revenues, general and administrative expense for the three months ended March 31, 2000 was 19.8% compared to 20.3% for the same period in 1999.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 31, 2000 increased by $631,000, or 8.9%, over such expense for the same period in 1999. This increase results primarily from additions to property and equipment at the Company's speedways.

     OPERATING INCOME. Operating income for the three months ended March 31, 2000 increased by $1.7 million, or 14.5%, over such income for 1999. This increase was due to the factors discussed above.

     INTEREST EXPENSE, NET. Interest expense, net for the three months ended March 31, 2000 was $6.5 million compared to $6.3 million for the same period in 1999. This increase is due primarily to higher interest rates on the senior subordinated notes issued in May 1999 and the revolving Credit Facility. Those increases were offset by a reduction in outstanding borrowings under the Credit Facility during the current period.

     ACQUISITION LOAN COST AMORTIZATION. Acquisition loan cost amortization of $2.3 million for the three months ended March 31, 1999 represents financing costs incurred in obtaining interim financing to fund the LVMS acquisition. Associated deferred financing costs of $4.1 million were amortized over the loan term which matured May 28, 1999.

     OTHER INCOME. Other income for the three months ended March 31, 2000 increased by $30,000 over such income for the same period in 1999. This increase results primarily from the gain on sale of one TMS condominium in the three months ended March 31, 2000. No sales of TMS condominiums occurred in the three months ended March 31, 1999.

     INCOME TAX PROVISION. The Company's effective income tax rate for the three months ended March 31, 2000 and 1999 was 40% and 41%, respectively.

     NET INCOME. Net income for the three months ended March 31, 2000 increased by $2.4 million, or 119.4%, over such income for the same period in 1999. This increase was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the first quarter of 2000 for improvements and expansion at its speedway facilities. Significant changes in the Company's financial condition and liquidity during the three months ended March 31, 2000 resulted primarily from: (1) net cash generated by operations amounting to $18.2 million, (2) capital expenditures amounting to $28.8 million, and (3) reducing outstanding borrowings under the Credit Facility by $40.0 million with proceeds from the sale of the LVMS Industrial Park. At March 31, 2000, the Company had $90.0 million in outstanding borrowings under the $250.0 million Credit Facility.

     Management anticipates that cash from operations, and funds available through the Credit Facility, will be sufficient to meet the Company's operating needs through 2000, including planned capital expenditures at its speedway facilities. Based upon anticipated future growth and financing requirements, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.

CAPITAL EXPENDITURES

     Significant growth in the Company's revenues depends, in large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

     In 2000, AMS plans to continue improving and expanding its on-site roads and available parking and make other site improvements. In 2000, BMS added approximately 13,000 permanent seats, further expanded concessions, restroom and other fan amenities, and is making other site improvements. LMSC plans to add approximately 11,000 permanent seats, again featuring stadium-style terrace seating, and further expand concessions, restroom and other fan amenities, and make other site improvements. Also, LMSC and TMS are constructing 4/10-mile, modern, lighted, dirt track facilities. LVMS added approximately 7,000 permanent seats, further expanded concessions, restroom and other fan amenities, and is making other site improvements. LVMS also reconstructed and expanded one of its dragstrips into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Subject to governmental approval, SPR plans to continue improving and expanding its on-site roads and available parking in 2000, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow, as well as make other site improvements. Pending governmental approvals, in 2000 or 2001, the Company expects to begin major renovations at SPR, including its ongoing reconfiguration into a "stadium-style" road racing course, the addition of up to 35,000 grandstand bleacher seats, and improving and expanding concessions, restroom and other fan amenities facilities. TMS plans to continue improving and expanding its on-site roads and available parking and making other site improvements. In 2000, after adding approximately 31,000 permanent seats, exclusive of SPR, the Company's total permanent seating capacity will exceed 710,000 and the total number of luxury suites will be approximately 666.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, as amended, where applicable, provides for restatement of prior financial statements or reporting a change in accounting principle no later than the second quarter of fiscal years beginning after December 15, 1999. The Company has assessed its revenue recognition policies for Speedway Club membership fees, and expects to report a change in accounting principle under SAB No. 101 in the second quarter of 2000. However, the change is not expected to materially impact the Company's financial position or future results of operations.

SALE OF LAS VEGAS INDUSTRIAL PARK

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

LITIGATION SETTLEMENT - MAY 1999 IRL RACE EVENT

     On May 1, 1999, during the running of an IRL event at LMSC, an on-track accident occurred that caused race car debris to enter the spectator seating area. Three deaths resulted, and all three decedents' estates filed separate wrongful death lawsuits against SMI, IRL and others in the Superior Court of Mecklenburg County, North Carolina. The Estate of Dexter Mobley lawsuit was filed on May 28, 1999, and the Estates of Randy Pyatte and Jeffrey Patton lawsuits were filed on August 26, 1999. These suits sought unspecified compensatory and punitive damages. All three lawsuits were settled in May 2000. Settlement had no material adverse affect on the

Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. The Company's financial instruments with market risk exposure consist only of bank revolving credit facility borrowings which are sensitive to changes in interest rates. A change in interest rates of one percent on the balance outstanding at March 31, 2000 would cause a change in interest expense of approximately $900,000. The Company's senior subordinated notes payable and convertible subordinated debentures are fixed interest rate debt obligations.

     EQUITY PRICE RISK. The Company has marketable equity securities, all classified as "available for sale." Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

     As of and during the three months ended March 31, 2000, borrowings under bank revolving credit facility decreased $40.0 million to $90.0 million. See
Note 5 to the accompanying March 31, 2000 financial statements for additional information on the terms and conditions of the Company's debt obligations. There have been no other significant changes in the Company's interest rate risk or equity price risk as of and during the three months ended March 31, 2000.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

10.1 Contract For Sale of Real Estate dated as of December 23, 1999 between Las Vegas Motor Speedway, LLC and Las Vegas Industrial Park, LLC.

10.2 Subordinated Promissory Note dated January 12, 2000 by Las Vegas Industrial Park, LLC in favor of Las Vegas Motor Speedway, LLC.

10.3 Deed of Trust, Assignment of Rents and Fixture Filing dated as of January 12, 2000 among Las Vegas Industrial Park, LLC, National Title Co. and Las Vegas Motor Speedway, LLC.

10.4 Guaranty dated as of January 12, 2000 by O. Bruton Smith to and in favor of Las Vegas Motor Speedway, LLC.

27.0           Financial data schedule for the three month period ended March
               31, 2000.

     (b) No reports were filed on Form 8-K during the fiscal quarter covered by this Form 10-Q.
----------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SPEEDWAY MOTORSPORTS, INC.
                                  (REGISTRANT)



Date: May 10, 2000                    By:    /s/ O. Bruton Smith
      ----------------                   -----------------------
                                             O. Bruton Smith
                                  CHAIRMAN AND CHIEF EXECUTIVE OFFICER



Date: May 10, 2000                    By:    /s/ William R. Brooks
      ----------------                   -------------------------
                                               William R. Brooks
                                        VICE PRESIDENT, CHIEF FINANCIAL
                                        OFFICER, TREASURER AND DIRECTOR
                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                              INDEX TO EXHIBITS TO
                        QUARTERLY REPORT ON FORM 10-Q FOR
                           SPEEDWAY MOTORSPORTS, INC.
                      FOR THE QUARTER ENDED MARCH 31, 2000

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
------           -----------------------
10.1 Contract For Sale of Real Estate dated as of December 23, 1999 between Las Vegas Motor Speedway, LLC and Las Vegas Industrial Park, LLC.

10.2 Subordinated Promissory Note dated January 12, 2000 by Las Vegas Industrial Park, LLC in favor of Las Vegas Motor Speedway, LLC.

10.3 Deed of Trust, Assignment of Rents and Fixture Filing dated as of January 12, 2000 among Las Vegas Industrial Park, LLC, National Title Co. and Las Vegas Motor Speedway, LLC.

10.4 Guaranty dated as of January 12, 2000 by O. Bruton Smith to and in favor of Las Vegas Motor Speedway, LLC.

27.0           Financial data schedule for the three month period ended March
               31, 2000.