Form 10-Q
period 2000-06-30
SPEEDWAY MOTORSPORTS INC
filed 2000-08-09
CIK 934648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

As of August 9, 2000, there were 41,654,809 shares of common stock outstanding.

                               INDEX TO FORM 10-Q

                                                                  PAGE
                                                                  ----
PART I  - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements - Unaudited               3

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              15

ITEM 3.  Quantitative and Qualitative Disclosures About             21
         Market Risk

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                          23

ITEM 4.  Submission of Matters to a Vote of Security Holders        23

ITEM 6.  Exhibits and Reports on Form 8-K                           23

SIGNATURES                                                          24

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                        June 30,    December 31,
                                                         2000          1999
                                                     -----------    -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................  $ 34,098      $ 56,270
 Restricted cash ...................................       529           278
 Accounts and notes receivable .....................    32,068        28,695
 Prepaid income taxes ..............................        --         4,137
 Inventories .......................................    17,430        15,287
 Prepaid expenses ..................................     4,306         3,900
                                                      --------      --------
   Total Current Assets ............................    88,431       108,567
                                                      --------      --------

Property Held For Sale .............................        --        53,254
Property and Equipment, Net ........................   782,658       741,580
Goodwill and Other Intangible Assets, Net ..........    60,060        58,987
Other Assets:
 Speedway condominiums held for sale ...............     4,733         5,359
 Marketable equity securities ......................     1,078         1,181
 Notes receivable ..................................    28,620        13,018
 Other assets ......................................    13,616        14,036
                                                      --------      --------
   Total Other Assets ..............................    48,047        33,594
                                                      --------      --------
   TOTAL ...........................................  $979,196      $995,982
                                                      ========      ========


                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                      June 30,    December 31,
                                                        2000          1999
                                                    -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt .............   $    160      $    160
 Accounts payable .................................     14,393        17,771
 Deferred race event income, net ..................     49,773        93,349
 Accrued income taxes..............................     25,440            --
 Accrued interest .................................      9,572        10,897
 Accrued expenses and other liabilities............     10,697         9,805
                                                      --------      --------
    Total Current Liabilities .....................    110,035       131,982

Long-Term Debt ....................................    418,156       458,400
Payable to Affiliates .............................      4,115         4,320
Deferred Income, Net ..............................     14,445        15,262
Deferred Income Taxes .............................     51,644        51,680
Other Liabilities .................................      2,639         2,630
                                                      --------      --------
    Total Liabilities .............................    601,034       664,274
                                                      --------      --------

Commitments and Contingencies (Notes 4 and 9)......

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, shares
  authorized - 3,000,000, no shares issued ........         --            --
 Common stock, $.01 par value, shares authorized -
  200,000,000, issued and outstanding - 41,655,000
  in 2000 and 41,647,000 in 1999...................        416           416
 Additional paid-in capital .......................    160,392       160,225
 Retained earnings ................................    217,681       171,340
 Accumulated other comprehensive loss - unrealized
  loss on marketable equity securities ............       (327)         (273)
                                                      --------      --------
    Total Stockholders' Equity ....................    378,162       331,708
                                                      --------      --------
    TOTAL .........................................   $979,196      $995,982
                                                      ========      ========


                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                       ------------------
                                                             June 30,
                                                         2000       1999
                                                       --------    -------
REVENUES:
 Admissions ...................................       $ 70,906    $ 63,051
 Event related revenue ........................         77,353      69,377
 Other operating revenue ......................         12,555       7,626
                                                      --------    --------
    Total Revenues ............................        160,814     140,054
                                                      --------    --------

OPERATING EXPENSES:
 Direct expense of events .....................         52,691      46,558
 Other direct operating expense ...............         10,420       5,683
 General and administrative ...................         13,129      11,518
 Depreciation and amortization ................          7,870       7,140
                                                      --------    --------
    Total Operating Expenses ..................         84,110      70,899
                                                      --------    --------
OPERATING INCOME ..............................         76,704      69,155
Interest Expense, Net .........................         (6,778)     (6,325)
Acquisition Loan Cost Amortization.............             --      (1,135)
Other Income, Net .............................            220         121
                                                      --------    --------
INCOME BEFORE INCOME TAXES ....................         70,146      61,816
Income Tax Provision ..........................         28,211      24,404
                                                      --------    --------
NET INCOME ....................................       $ 41,935    $ 37,412
                                                      ========    ========

PER SHARE DATA:
  Basic Earnings Per Share ....................       $   1.01    $   0.90
                                                      ========    ========
   Weighted Average Shares Outstanding ........         41,656      41,549
  Diluted Earnings Per Share ..................       $   0.95    $   0.84
                                                      ========    ========
   Weighted Average Shares Outstanding ........         44,714      44,993




                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                        Six Months Ended
                                                       -------------------
                                                            June 30,
                                                         2000        1999
                                                       -------     -------
REVENUES:
 Admissions ...................................       $ 91,800    $ 82,877
 Event related revenue ........................        110,496      97,333
 Other operating revenue ......................         24,782      12,948
                                                      --------    --------
    Total Revenues ............................        227,078     193,158
                                                      --------    --------

OPERATING EXPENSES:
 Direct expense of events .....................         73,917      66,327
 Other direct operating expense ...............         20,972       9,210
 General and administrative ...................         26,253      22,318
 Depreciation and amortization ................         15,620      14,259
                                                      --------    --------
    Total Operating Expenses ..................        136,762     112,114
                                                      --------    --------
OPERATING INCOME ..............................         90,316      81,044
Interest Expense, Net .........................        (13,251)    (12,652)
Acquisition Loan Cost Amortization.............             --      (3,398)
Other Income, Net .............................            424         295
                                                      --------    --------
INCOME BEFORE INCOME TAXES ....................         77,489      65,289
Income Tax Provision ..........................         31,148      25,869
                                                      --------    --------
NET INCOME ....................................       $ 46,341    $ 39,420
                                                      ========    ========

PER SHARE DATA:
  Basic Earnings Per Share ....................       $   1.11    $   0.95
                                                      ========    ========
   Weighted Average Shares Outstanding ........         41,652      41,528
  Diluted Earnings Per Share ..................       $   1.06    $   0.90
                                                      ========    ========
   Weighted Average Shares Outstanding ........         44,788      44,932




                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)



                                                                                  Accumulated     Total
                                         Common  Stock   Additional                  Other        Stock-
                                         -------------    Paid-In      Retained  Comprehensive   holders'
                                         Shares  Amount   Capital      Earnings      Loss        Equity
                                         ------  ------  ----------    --------  -------------   --------
BALANCE - JANUARY 1, 2000 .............. 41,647   $416    $160,225     $171,340      $(273)    $331,708

Net income..............................     --     --          --       46,341         --       46,341

Issuance of stock under employee stock
 purchase plan..........................      8     --         167           --         --          167

Net unrealized loss on marketable
 equity securities .....................     --     --          --           --        (54)         (54)
                                         ------   ----    --------     --------      ------    --------

BALANCE - JUNE 30, 2000................. 41,655   $416    $160,392     $217,681      $(327)    $378,162
                                         ======   ====    ========     ========      =====     ========


                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                            -----------------
                                                                 June 30,
                                                             2000       1999
                                                            ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...........................................    $ 46,341   $ 39,420
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization .....................      15,620     14,259
    Amortization of acquisition loan costs.............          --      3,398
    Amortization of deferred income....................        (790)      (748)
    Changes in operating assets and liabilities:
      Restricted cash..................................        (251)      (347)
      Accounts receivable..............................      (3,562)       (34)
      Prepaid and accrued income taxes.................      29,577     24,785
      Inventories .....................................      (2,143)    (1,663)
      Condominiums held for sale.......................         626       (603)
      Accounts payable.................................      (3,378)     6,067
      Deferred race event income.......................     (43,576)   (33,821)
      Accrued expenses and other liabilities...........        (433)     4,429
      Deferred income..................................         (27)       247
      Other assets and liabilities.....................        (133)      (638)
                                                           --------   --------
        Net Cash Provided By Operating Activities .....      37,871     54,751
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt..................     (40,062)  (124,315)
 Issuance of long-term debt............................          --    128,750
 Payment of debt issuance costs........................                 (6,235)
 Issuance of stock under employee stock purchase plan..         167        410
 Exercise of common stock options......................          --      1,019
                                                           --------   --------
        Net Cash Used By Financing Activities..........     (39,895)      (371)
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..................................     (55,693)   (54,069)
 Proceeds from sale of property held for sale..........      40,000         --
 Purchases of marketable equity securities and other
  investments..........................................      (2,311)      (716)
 Proceeds from sales of marketable equity securities
  and other investments................................          15        532
 Increase in notes and other receivables...............      (3,233)    (1,936)
 Repayment of notes and other receivables..............       1,074      2,160
                                                           --------   --------
        Net Cash Used By Investing Activities..........     (20,148)   (54,029)
                                                           --------   --------
Net Increase (Decrease) In Cash and Cash Equivalents...     (22,172)       351
Cash and Cash Equivalents At Beginning Of Period.......      56,270     35,399
                                                           --------   --------
Cash and Cash Equivalents At End Of Period.............    $ 34,098   $ 35,750
                                                           ========   ========

SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
  Increase in notes receivable for sale of property
     held for sale - LVMS Industrial Park..............    $ 13,254   $     --
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

              Notes to Unaudited Consolidated Financial Statements
              ----------------------------------------------------

1. DESCRIPTION OF BUSINESS

     The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway, Inc. and subsidiaries a/k/a Lowe's Motor Speedway at Charlotte (LMSC), Las Vegas Motor Speedway LLC (LVMS), SPR Acquisition Corp. d/b/a Sears Point Raceway (SPR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a Finish Line Events and subsidiaries (FLE), Oil-Chem Research Corp. (ORC), Speedway Media LLC d/b/a Racing Country USA (RCU), SoldUSA, Inc., and Speedway Funding Corp. (collectively, the Company).

     See Note 1 to the December 31, 1999 Consolidated Financial Statements for further description of the Company's business operations, properties and scheduled events.

     Current Year Acquisition - In January 2000, the Company acquired certain tangible and intangible assets and operations of Racing Country USA, a nationally-syndicated radio show, for $2,000,000 in cash. The acquisition was accounted for using the purchase method, and the results of operations after acquisition are included in the Company's consolidated statements of income.

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

     A major NASCAR-sanctioned racing event occurred at BMS on the weekends of March 25-26, 2000 and April 10-11, 1999. A major NASCAR-sanctioned racing event occurred at TMS on the weekends of April 1-2, 2000 and March 27-28, 1999. Also, a major NASCAR-sanctioned racing event occurred at SPR on the weekends of June 24-25, 2000 and June 26-27, 1999. Accordingly, the revenues and direct expenses of these race events are recognized in the second quarter of both calendar years, and the reporting periods are comparable.

     Speedway Condominiums Held for Sale - The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 42 and 70, respectively, have been sold or contracted for sale as of June 30, 2000. Speedway condominiums held for sale represent 4 condominiums at AMS and 6 condominiums at TMS which are substantially complete and are being marketed.

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

3. INVENTORIES

     Inventories as of June 30, 2000 and December 31, 1999 consisted of the following components (in thousands):

                                                            June 30,   December 31,
                                                              2000         1999
                                                           ---------   -----------
Souvenirs and apparel...................................     $10,377     $ 8,490
Finished vehicles, parts and accessories................       4,772       4,310
Oil additives, food and other...........................       2,281       2,487
                                                             -------     -------
   Total................................................     $17,430     $15,287
                                                             =======     =======

4. PROPERTY AND EQUIPMENT AND PROPERTY HELD FOR SALE

     Construction In Progress - At June 30, 2000, the Company had various construction projects underway to increase and improve facilities for fan amenities, and make various other site improvements at each of its speedways. Construction of 4/10-mile, modern, lighted, dirt track facilities at LMSC and TMS was substantially completed, with the hosting of inaugural, nationally-televised World of Outlaws (WOO) and Hav-A-Tampa Dirt Late Model
(HAT) Series racing events, in the current quarter. Construction of The Strip at Las Vegas, a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities was substantially completed, with the hosting of its inaugural National Hot Rod

Association (NHRA)-sanctioned Nationals racing event, in April 2000. The estimated aggregate cost of capital expenditures in 2000 will approximate $90,000,000.

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

5. LONG-TERM DEBT

     Bank Credit Facility -- The Company has a long-term, secured, senior revolving credit facility with a syndicate of banks led by NationsBank, N.A. as an agent and lender (the Credit Facility). The Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, matures in May 2004, and is secured by a pledge of the capital stock and other equity interests of all material Company subsidiaries. Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.25% or
(ii) the greater of NationsBank's prime rate or the Federal Funds rate plus .5%. At June 30, 2000 and December 31, 1999, the Company had $90,000,000 and $130,000,000, respectively, in outstanding borrowings under the Credit Facility.

     Senior Subordinated Notes - At June 30, 2000 and December 31, 1999, the Company had outstanding 8 1/2% senior subordinated notes in the aggregate principal amount of $250,000,000 (the Senior Notes). The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002. Semi-annual interest payments are due February 15 and August 15.

     Convertible Subordinated Debentures - At June 30, 2000 and December 31, 1999, the Company had outstanding 5 3/4% convertible subordinated debentures in the aggregate principal amount of $74,000,000. The debentures are unsecured, mature on September 30, 2003, are convertible into common stock at the holder's option at $31.11 per share until maturity, and are redeemable at the Company's option after September 29, 2000. In conversion, 2,378,565 shares of common stock are issuable (see Note 6). Semi-annual interest payments are due March 31 and September 30.

     See Note 5 to the December 31, 1999 Consolidated Financial Statements for additional discussion of the terms and conditions of the bank credit facility, senior subordinated notes and convertible subordinated debentures.

     Interest Expense - Interest expense, net for the three months ended June 30, 2000 and 1999 includes interest expense of $7,734,000 and $6,969,000, and interest income of $956,000 and $644,000. The Company capitalized interest costs of $784,000 and $1,466,000 during the three months ended June 30, 2000 and 1999. The weighted-average interest rate on borrowings under the bank revolving credit facility during the three months ended June 30, 2000 and 1999 was 7.6% and 6.2%.

     Interest expense, net for the six months ended June 30, 2000 and 1999 includes interest expense of $15,314,000 and $14,006,000, and interest income of $2,063,000 and $1,354,000. The Company capitalized interest costs of $1,797,000 and $2,409,000 during the six months ended June 30, 2000 and 1999. The weighted-average interest rate on borrowings under bank revolving credit facilities during the six months ended June 30, 2000 and 1999 was 7.4% and 6.3%.

6. PER SHARE DATA

     Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt (see Note 5). The following schedule reconciles basic and diluted earnings per share(dollars and shares in thousands):

                                                                        Weighted
                                                                        Average    Earnings
Three Months Ended:                                   Net Income        Shares    Per Share
-------------------                                   ----------        --------  ---------
 June 30, 2000:
  Basic earnings per share...................           $41,935         41,656       $1.01
  Dilution adjustments:
     Common stock equivalents - stock options.               --            679
     5 3/4% Convertible debentures ...........              578          2,379
                                                        -------         ------
  Diluted earnings per share.................           $42,513         44,714       $0.95
                                                        =======         ======

 June 30, 1999:
  Basic earnings per share...................           $37,412         41,549       $0.90
  Dilution adjustments:
     Common stock equivalents - stock options.               --          1,065
     5 3/4% Convertible debentures ...........              524          2,379
                                                        -------         ------
  Diluted earnings per share.................           $37,936         44,993       $0.84
                                                        =======         ======

Six Months Ended:
-----------------
 June 30, 2000:
  Basic earnings per share...................           $46,341         41,652       $1.11
  Dilution adjustments:
     Common stock equivalents - stock options.               --            757
     5 3/4% Convertible debentures ...........            1,140          2,379
                                                        -------         ------
  Diluted earnings per share.................           $47,481         44,788       $1.06
                                                        =======         ======

 June 30, 1999:
  Basic earnings per share...................           $39,420         41,528       $0.95
  Dilution adjustments:
     Common stock equivalents - stock options.               --          1,025
     5 3/4% Convertible debentures ...........            1,087          2,379
                                                        -------         ------
  Diluted earnings per share.................           $40,507         44,932       $0.90
                                                        =======         ======

7. RELATED PARTY TRANSACTIONS

     Notes receivable at June 30, 2000 and December 31, 1999 include a note receivable of $873,000 and $848,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note before June 30, 2001, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

     Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $2,497,000 at June 30, 2000 and

$2,103,000 at December 31, 1999. The principal balance of the note represents primarily premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, in excess of cash surrender value. The note bears interest at 1% over prime and is payable upon demand. Because the Company does not anticipate repayment of the note before June 30, 2001, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

     Notes receivable at June 30, 2000 include a note receivable of $14,781,000, including accrued interest, due from Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer. In January 2000, the Company sold the 1.4 million square-foot Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC for approximately $53.3 million paid in cash of $40.0 million and a note receivable of $13.3 million. The note bears interest at LIBOR plus 2.00%, is payable upon demand, and is collateralized by the underlying sold property. Because the Company does not anticipate repayment of the note before June 30, 2001, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

     From time to time, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), an affiliate of the Company through common ownership. There were no amounts outstanding due from Sonic Financial at June 30, 2000 and December 31, 1999.

     Amounts payable to affiliates at June 30, 2000 and December 31, 1999 includes $2,592,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at 1% over prime. The entire amount is classified as long-term based on expected repayment dates. Amounts payable to affiliates at June 30, 2000 and December 31, 1999 also include $1,531,000 and $1,729,000 owed to a former LVMS shareholder and executive officer, who is now a LVMS employee, in equal monthly payments through December 2003 at 6.4% imputed interest.

8. STOCK OPTION PLANS

     1994 Stock Option Plan - In 2000, the Company granted options to non-executive officer employees to purchase an aggregate of 140,000 and 89,000 shares at exercise prices per share of $33.81 and $24.38, respectively, at award dates under the 1994 Stock Option Plan.

     Formula Stock Option Plan - In 2000, the Company granted options to three outside directors to purchase an aggregate of 60,000 shares at an exercise price per share of $27.13 at award date under the Formula Stock Option Plan.

9. LEGAL PROCEEDINGS AND CONTINGENCIES

     In May 2000, SMI settled three wrongful death lawsuits arising from the May 1, 1999 on-track accident during an IRL event at LMSC causing race car debris to enter the spectator seating area. Three deaths resulted, and all three decedents' estates filed separate wrongful death lawsuits against SMI, IRL and others in the Superior Court of Mecklenburg County, North Carolina. The Estate of Dexter Mobley lawsuit was filed on May 28, 1999, and the Estates of Randy Pyatte and Jeffrey Patton lawsuits were filed on August 26,

1999. These suits sought unspecified compensatory and punitive damages. This settlement had no material adverse affect on the Company's financial position or results of operations.

     On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMSC, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure was the result of excessive interior corrosion resulting from improperly manufactured bridge components. At this time, all personal injury claims resulting from this incident are being handled by the bridge's manufacturer, Tindall Corporation, and its insurer. On May 31, 2000, a lawsuit resulting from this incident was filed in the Superior Court of Rowan County, North Carolina on behalf of seven plaintiffs. This lawsuit, styled Kenneth Brown, Sandra Melton, Robert Melton,Jr., Robert Melton, Cammie Yarborough, Charles Yarborough, Charles Yarborough and Alexandria Yarborough v. Speedway Motorsports, Inc. and Tindall Corporation, seeks unspecified compensatory and punitive damages. SMI has filed an answer to this action, and preliminary discovery is underway. SMI intends to defend itself and denies the allegation of negligence as well as related claims for punitive damages. Management does not believe the outcome of this lawsuit or this incident will have a material adverse affect on the Company's financial position or future results of operations.

10. SUMMARIZED PARENT COMPANY ONLY FINANCIAL INFORMATION

     The following table presents summarized parent company only financial information as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999 (in thousands):

                                                               June 30,   December 31,
                                                                 2000         1999
                                                               -------    -----------
Current assets...........................................     $ 16,506     $ 43,842
Noncurrent assets, including investment in and advances
  to subsidiaries, net...................................      859,266      796,896
Total Assets.............................................      875,772      840,738
Current liabilities......................................       42,962       14,172
Noncurrent liabilities...................................      454,648      494,858
Total Liabilities .......................................      497,610      509,030
Total Stockholders' Equity...............................     $378,162     $331,708

                                                               Three Months Ended
                                                                     June 30,
                                                               -------------------
                                                                 2000         1999
                                                               ------        -----
Total revenues ..........................................      $ 1,798      $   869
Total expenses...........................................       (1,886)      (2,734)
Income (loss) from operations............................          (88)      (1,865)
Net income (loss) before equity in subsidiaries..........          (53)      (1,119)
Net income ..............................................      $41,935      $37,412

                                                                Six Months Ended
                                                                     June 30,
                                                                ------------------
                                                                 2000         1999
                                                                ------      ------
Total revenues ..........................................      $ 3,685      $ 1,705
Total expenses...........................................       (5,870)      (5,469)
Loss from operations.....................................       (2,185)      (3,764)
Net loss before equity in subsidiaries...................       (1,311)      (2,258)
Net income ..............................................      $46,341      $39,420

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

Seasonality and Quarterly Results

     In 1999, the Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 17 major NASCAR-sanctioned racing events, five Indy Racing Northern Light Series (IRL) racing events, four NASCAR Craftsman Truck Series racing events, two major NHRA racing events, and two WOO racing events. In 2000, the Company currently will sponsor 17 major annual racing events sanctioned by NASCAR, including ten Winston Cup and seven Busch Grand National Series racing events. The Company will also sponsor four IRL racing events, two NASCAR Craftsman Truck Series racing events, three major NHRA racing events, and seven WOO racing events in 2000. As a result, the Company's business has been, and is expected to remain, highly seasonal.

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

     Also, racing schedules may be changed from time to time and can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company's motorsports business.

     The results of operations for the three and six months ended June 30, 2000 and 1999 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

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
                                                    ==           ==

RESULTS OF OPERATIONS

     LVMS hosted an Indy Racing Northern Light Series racing event in the second quarter of 2000 which was held in the third quarter of 1999. Also in the second quarter of 2000, LVMS hosted an inaugural NHRA-sanctioned Nationals racing event, and BMS, LMSC and TMS hosted inaugural World of Outlaws and Hav-A-Tampa Dirt Late Model Series racing events.

Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999

     Total Revenues. Total revenues for the three months ended June 30, 2000 increased by $20.8 million, or 14.8%, to $160.8 million, over such revenues for the same period in 1999. This improvement was due to increases in all revenue items, particularly admissions and event related revenue.

     Admissions. Admissions for the three months ended June 30, 2000 increased by $7.9 million, or 12.5%, over admissions for the same period in 1999. This increase was due to growth in NASCAR-sanctioned racing events, and to hosting inaugural World of Outlaws and Hav-A-Tampa Dirt Late Model Series racing events at BMS, LMSC, and TMS, in the current quarter. The growth in admissions at NASCAR-sanctioned racing events reflects the continued increases in attendance and additions to permanent seating capacity, and to a lesser extent, increases in ticket prices.

     Event Related Revenue. Event related revenue for the three months ended June 30, 2000 increased by $8.0 million, or 11.5%, over such revenue for the same period in 1999. This increase was due primarily to increases in broadcast rights and sponsorship fees for NASCAR-sanctioned racing events. The increase was also due to LVMS hosting an inaugural NHRA-sanctioned Nationals racing event and an IRL racing event in the current quarter which was held in the third quarter of 1999. The increase also reflects the hosting of new WOO and HAT racing events at BMS, LMSC, and TMS, and the growth in attendance, including related increases in concessions and souvenir sales.

     Other Operating Revenue. Other operating revenue for the three months ended June 30, 2000 increased by $4.9 million, or 64.6%, over such revenue for the same period in 1999. This increase was due to growth in revenues of Oil-Chem associated with the commencement of media and other promotional campaigns. The increase was also attributable to revenues derived from the LMSC and TMS Speedway Clubs, and from apparel and other merchandise sold through outside venues of MBM, which was acquired in July 1999.

     Direct Expense of Events. Direct expense of events for the three months ended June 30, 2000 increased by $6.1 million, or 13.2%, over such expense for the same period in 1999. This increase was due to higher race purses and sanctioning fees required for NASCAR-sanctioned racing events, and to LVMS hosting a new NHRA-sanctioned Nationals racing event and an IRL racing event in the current quarter which was held in the third quarter of 1999. The increase also reflects the hosting of new WOO and HAT racing events at BMS, LMSC, and TMS, and the increased operating costs associated with the growth in attendance, including related increases in concessions and souvenir sales.

     As a percentage of admissions and event related revenues combined, direct expense of events for the three months ended June 30, 2000 was 35.5% compared to 35.2% for the same period in 1999. Such increase results primarily from proportionately higher operating expenses associated with hosting NHRA, IRL, WOO and HAT racing events relative to operating margins historically achieved with NASCAR-sanctioned events.

     Other Direct Operating Expense. Other direct operating expense for the three months ended June 30, 2000 increased by $4.7 million, or 83.4%, over such expense for the same period in 1999. This increase includes expenses associated with commencement of Oil-Chem's media and other promotional campaigns. The increase also includes expenses associated with other operating revenues derived from the LMSC and TMS Speedway Clubs, and from apparel and other merchandise sold through outside venues of MBM.

     General and Administrative. General and administrative expense for the three months ended June 30, 2000 increased by $1.6 million, or 14.0%, over such expense for the same period in 1999. This increase was attributable to increases in operating costs associated with the growth and expansion at the Company's speedways and operations. As a percentage of total revenues, general and administrative expense for the three months ended June 30, 2000 and 1999 was 8.2%.

     Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2000 increased by $730,000, or 10.2%, over such expense for the same period in 1999. This increase results primarily from additions to property and equipment at the Company's speedways. The overall increase was offset by depreciation in the same period of 1999 on certain LVMS property which was sold in January 2000.

     Operating Income. Operating income for the three months ended June 30, 2000 increased by $7.5 million, or 10.9%, over such income for 1999. This increase was due to the factors discussed above.

     Interest Expense, Net. Interest expense, net for the three months ended June 30, 2000 was $6.8 million compared to $6.3 million for the same period in 1999. This increase was due primarily to higher interest rates on the revolving Credit Facility and the Senior Subordinated Notes issued in May 1999. Those increases were offset by a reduction in outstanding borrowings under the Credit Facility during the current period.

     Acquisition Loan Cost Amortization. Acquisition loan cost amortization of $1.1 million for the three months ended June 30, 1999 represents financing costs incurred in obtaining interim financing to fund the LVMS acquisition. Associated deferred financing costs of $4.1 million were amortized over the loan term which matured May 28, 1999.

     Other Income. Other income for the three months ended June 30, 2000 increased by $99,000 over such income for the same period in 1999. This increase was due primarily to larger gains recognized on sales of marketable equity securities and other investments in the three months ended June 30, 2000 compared to the same period in 1999.

     Income Tax Provision. The Company's effective income tax rate for the three months ended June 30, 2000 and 1999 was 40% and 39%, respectively.

     Net Income. Net income for the three months ended June 30, 2000 increased by $4.5 million, or 12.1%, over such income for the same period in 1999. This increase was due to the factors discussed above.

Six Months Ended June 30, 2000 Compared To Six Months Ended June 30, 1999

     Total Revenues. Total revenues for the six months ended June 30, 2000 increased by $33.9 million, or 17.6%, to $227.1 million, over such revenues for the same period in 1999. This improvement was due to increases in all revenue items.

     Admissions. Admissions for the six months ended June 30, 2000 increased by $8.9 million, or 10.8%, over admissions for the same period in 1999. This increase was due to growth in NASCAR-sanctioned racing events, and to hosting inaugural WOO and HAT racing events at BMS, LMSC, and TMS, in the current period. The growth in admissions at NASCAR-sanctioned racing events reflects the continued increases in attendance and additions to permanent seating capacity, and to a lesser extent, increases in ticket prices.

     Event Related Revenue. Event related revenue for the six months ended June 30, 2000 increased by $13.2 million, or 13.5%, over such revenue for the same period in 1999. This increase was due primarily to increases in broadcast rights and sponsorship fees for NASCAR-sanctioned racing events. The increase was also due to LVMS hosting an inaugural NHRA-sanctioned Nationals racing event and an IRL racing event in the second quarter of 2000 which was held in the third quarter of 1999. The increase also reflects the hosting of new WOO and HAT racing events at BMS, LMSC, and TMS, and the growth in attendance, including related increases in concessions and souvenir sales.

     Other Operating Revenue. Other operating revenue for the six months ended June 30, 2000 increased by $11.8 million, or 91.4%, over such revenue for the same period in 1999. This increase was due to growth in revenues of Oil-Chem associated with the commencement of media and other promotional campaigns. The increase was also attributable to revenues derived from the LMSC Speedway Club, TMS Speedway Club, which opened March 26, 1999, and from apparel and other merchandise sold through outside venues, including MBM, which was acquired in July 1999, and WMI.

     Direct Expense of Events. Direct expense of events for the six months ended June 30, 2000 increased by $7.6 million, or 11.4%, over such expense for the same period in 1999. This increase was due to higher race purses and sanctioning fees required for NASCAR-sanctioned racing events held during the current period, and to LVMS hosting a new NHRA racing event and an IRL racing event in the second quarter of 2000 which was held in the third quarter of 1999. The increase also reflects the hosting of new WOO and HAT racing events at BMS, LMSC, and TMS, and the increased operating costs associated with the growth in attendance, including related increases in concessions and souvenir sales. As a percentage of admissions and event related revenues combined, direct expense of events for the six months ended June 30, 2000 was 36.5% compared to 36.8% for the same period in 1999.

     Other Direct Operating Expense. Other direct operating expense for the six months ended June 30, 2000 increased by $11.8 million, or 127.7%, over such expense for the same period in 1999. This increase includes expenses associated with commencement of Oil-Chem's media and other promotional campaigns. The increase also includes expenses associated with other operating revenues derived from apparel and other merchandise sold through outside venues of MBM, with the increase in Oil-Chem revenues, and from the LMSC and TMS Speedway Clubs.

     General and Administrative. General and administrative expense for the six months ended June 30, 2000 increased by $3.9 million, or 17.6%, over such expense for the same period in 1999. The increase was attributable to increases in operating costs associated with the growth and expansion at the Company's speedways. The increase also reflects the operating costs associated with The Texas Motor Speedway Club which opened in March 1999. As a percentage of total revenues, general and administrative expense for the six months ended June 30, 2000 and 1999 was 11.6%.

     Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2000 increased by $1.4 million, or 9.5%, over such expense for the same period in 1999. This increase was primarily due to additions to property and equipment at the Company's speedways. The overall increase was offset by depreciation in the same period of 1999 on certain LVMS property which was sold in January 2000.

     Operating Income. Operating income for the six months ended June 30, 2000 increased by $9.3 million, or 11.4%, over such income for the same period in 1999. This increase was due to the factors discussed above.

     Interest Expense, Net. Interest expense, net for the six months ended June 30, 2000 was $13.3 million compared to $12.7 million for the same period in 1999. This increase was due primarily to higher interest rates on the revolving Credit Facility and the Senior Subordinated Notes issued in May 1999. Those increases were offset by a reduction in outstanding borrowings under the Credit Facility during the current period.

     Acquisition Loan Cost Amortization. Acquisition loan cost amortization of $3.4 million for the six months ended June 30, 1999 represents financing costs incurred in obtaining the Acquisition Loan to fund the LVMS acquisition. Associated deferred financing costs of $4.1 million were amortized over the loan term which matured May 28, 1999.

     Other Income. Other income for the six months ended June 30, 2000 increased by $129,000 over such income for the same period in 1999. This increase results primarily from gains on sales of two TMS condominiums in the six months ended June 30, 2000. No gains on sales of TMS condominiums were recognized in the six months ended June 30, 1999. To a lesser extent, this increase was also due to larger gains recognized on sales of marketable equity securities and other investments in the three months ended June 30, 2000 compared to the same period in 1999.

     Income Tax Provision. The Company's effective income tax rate for the six months ended June 30, 2000 and 1999 was 40%.

     Net Income. Net income for the six months ended June 30, 2000 increased by $6.9 million, or 17.6%, over such income for the same period in 1999. This increase was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the first half of 2000 for improvements and expansion at its speedway facilities. Significant changes in the Company's financial condition and liquidity during the six months ended June 30, 2000 resulted primarily from: (1) net cash generated by operations amounting to $37.9 million, (2) capital expenditures amounting to $55.7 million, and (3) reducing outstanding borrowings under the Credit Facility by $40.0 million with proceeds from the sale of the LVMS Industrial Park. At June 30, 2000, the Company had $90.0 million in outstanding borrowings under the $250.0 million Credit Facility.

     Management anticipates that cash from operations and funds available through the Credit Facility will be sufficient to meet the Company's operating needs through 2000, including planned capital expenditures at its speedway facilities. Based upon anticipated future growth and financing requirements, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.

Capital Expenditures

     Significant growth in the Company's revenues depends, in large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

     In 2000, AMS plans to continue improving and expanding its on-site roads and available parking and make other site improvements. In 2000, BMS added approximately 13,000 permanent seats, further expanded concessions, restroom and other fan amenities, and made other site improvements. LMSC added approximately 13,000 permanent seats, again featuring stadium-style terrace seating, and further expanded concessions, restroom and other fan amenities, and made other site improvements. Also, LMSC and TMS completed construction of 4/10-mile, modern, lighted, dirt track facilities. LVMS added approximately 8,000 permanent seats, further expanded concessions, restroom and other fan amenities, and made other site improvements. LVMS also reconstructed and expanded one of its dragstrips into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Subject to governmental approval, SPR plans to continue improving and expanding its on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow, as well as make other site improvements. Pending governmental approvals, in 2000 or 2001, the Company expects to begin major renovations at SPR, including its ongoing reconfiguration into a "stadium-style" road racing course, the addition of up to 35,000 grandstand bleacher seats, and improving and expanding concessions, restroom and other fan amenities facilities. TMS plans to continue improving and expanding its on-site roads and available parking and making other site improvements. In 2000, after adding approximately 34,000 permanent seats, exclusive of SPR, the Company's total permanent seating capacity will exceed 713,000 and the total number of luxury suites will be approximately 663.

     The estimated aggregate cost of capital expenditures in 2000 will approximate $90 million. Numerous factors, many of which are beyond the Company's control, may influence the ultimate costs and timing of various capital improvements at the Company's facilities, including undetected soil or land conditions, additional land acquisition costs, increases in the cost of construction materials and labor, unforeseen changes in the design, litigation, accidents or natural disasters affecting the construction site and national or regional economic changes. In addition, actual costs could vary materially from Company estimates if Company assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost.

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

Dividends

     The Company does not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of dividends on the Common Stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such factors as permissibility under the Credit Facility, the Senior Subordinated Notes and as the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility and Senior Subordinated Notes preclude the payment of any dividends.

Impact of New Accounting Standards

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements" which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, as amended, where applicable, provides for restatement of prior financial statements or reporting a change in accounting principle no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company has assessed its revenue recognition policies for Speedway Club membership fees, and expects to report a change in accounting principle under SAB No. 101 in the fourth quarter of 2000. However, the change is not expected to materially impact the Company's financial position or future results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company's financial instruments with market risk exposure consist only of bank revolving credit facility borrowings which are sensitive to changes in interest rates. A change in interest rates of one percent on the balance outstanding at June 30, 2000 would cause a change in annual interest expense of approximately $900,000. The Company's senior subordinated notes payable and convertible subordinated debentures are fixed interest rate debt obligations.

     Equity Price Risk. The Company has marketable equity securities, all classified as "available for sale." Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

     As of and during the six months ended June 30, 2000, borrowings under the bank revolving credit facility decreased $40.0 million to $90.0 million. See
Note 5 to the accompanying June 30, 2000 financial statements for additional information on the terms and conditions of the Company's debt obligations. There have been no other significant changes in the Company's interest rate risk or equity price risk as of and during the six months ended June 30, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In May 2000, SMI settled three wrongful death lawsuits arising from the May 1, 1999 on-track accident during an IRL event at LMSC causing race car debris to enter the spectator seating area. Three deaths resulted, and all three decedents' estates filed separate wrongful death lawsuits against SMI, IRL and others in the Superior Court of Mecklenburg County, North Carolina. The Estate of Dexter Mobley lawsuit was filed on May 28, 1999, and the Estates of Randy Pyatte and Jeffrey Patton lawsuits were filed on August 26, 1999. These suits sought unspecified compensatory and punitive damages. This settlement had no material adverse affect on the Company's financial position or results of operations.

     On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMSC, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure was the result of excessive interior corrosion resulting from improperly manufactured bridge components. At this time, all personal injury claims resulting from this incident are being handled by the bridge's manufacturer, Tindall Corporation, and its insurer. On May 31, 2000, a lawsuit resulting from this incident was filed in the Superior Court of Rowan County, North Carolina on behalf of seven plaintiffs. This lawsuit, styled Kenneth Brown, Sandra Melton, Robert Melton,Jr., Robert Melton, Cammie Yarborough, Charles Yarborough, Charles Yarborough and Alexandria Yarborough v. Speedway Motorsports, Inc. and Tindall Corporation, seeks unspecified compensatory and punitive damages. SMI has filed an answer to this action, and preliminary discovery is underway. SMI intends to defend itself and denies the allegation of negligence as well as related claims for punitive damages. Management does not believe the outcome of this lawsuit or this incident will have a material adverse affect on the Company's financial position or future results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on May 3, 2000, H.A. Wheeler and Edwin R. Clark were elected directors by the Company's stockholders. Directors whose terms of office continued after the meeting were O. Bruton Smith, William
R. Brooks, William P. Benton, Mark M. Gambill, Edwin R. Clark and Jack L. Kemp. In addition to election of two directors, the stockholders ratified the amendment of the May 5, 1998 Amended and Restated Speedway Motorsports, Inc. Employee Stock Purchase Plan and the selection of Deloitte & Touche LLP as the principal auditors of the Company.


                                                  Votes        Votes
                                   Votes For     Against     Abstained     Unvoted
                                   ---------     -------     ---------     -------
Election of H.A. Wheeler......... 39,044,064        0          49,581     2,561,164
Election of Edwin R. Clark....... 39,044,058        0          49,587     2,561,164
Approval of Amendment to SMI
 Employee Stock Purchase Plan.... 38,464,305     600,126       29,214     2,561,164
Ratification of Deloitte & Touche
 LLP as principal auditors....... 39,065,687      13,208       14,750     2,561,164

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

27.0 Financial data schedule for the six month period ended June 30, 2000.

     (b) No reports were filed on Form 8-K during the fiscal quarter covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SPEEDWAY MOTORSPORTS, INC.
                                  (Registrant)



Date: August 9, 2000             By:    /s/ O. Bruton Smith
      ------------------            -----------------------
                                            O. Bruton Smith
                                   Chairman and Chief Executive Officer



Date: August 9, 2000             By:    /s/ William R. Brooks
      ------------------            -------------------------
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
                       FOR THE QUARTER ENDED JUNE 30, 2000

EXHIBIT
NUMBER     DESCRIPTION OF EXHIBITS
------     -----------------------

 27.0      Financial data schedule for the six month period ended June 30, 2000.