Form 10-Q
period 2000-09-30
SPEEDWAY MOTORSPORTS INC
filed 2000-11-14
CIK 934648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

As of November 14, 2000, there were 41,674,372 shares of common stock outstanding.

                               INDEX TO FORM 10-Q

                                                                  PAGE
                                                                  ----
PART I  - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements - Unaudited               3

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              17

ITEM 3.  Quantitative and Qualitative Disclosures About             24
         Market Risk

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                          25

ITEM 6.  Exhibits and Reports on Form 8-K                           25

SIGNATURES                                                          26

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                   September 30,   December 31,
                                                        2000          1999
                                                   ------------    ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .........................  $ 24,748      $ 56,270
 Restricted cash ...................................       326           278
 Accounts and notes receivable .....................    25,698        28,695
 Prepaid income taxes ..............................        --         4,137
 Inventories .......................................    18,675        15,287
 Prepaid expenses ..................................     4,575         3,900
                                                      --------      --------
   Total Current Assets ............................    74,022       108,567
                                                      --------      --------

Property Held For Sale .............................        --        53,254
Property and Equipment, Net ........................   785,440       741,580
Goodwill and Other Intangible Assets, Net ..........    59,580        58,987
Other Assets:
 Speedway condominiums held for sale ...............     4,726         5,359
 Marketable equity securities ......................     1,029         1,181
 Notes receivable ..................................    31,144        13,018
 Other assets ......................................    13,237        14,036
                                                      --------      --------
   Total Other Assets ..............................    50,136        33,594
                                                      --------      --------
   TOTAL ...........................................  $969,178      $995,982
                                                      ========      ========


                See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                   September 30,  December 31,
                                                        2000          1999
                                                   ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt .............   $    159      $    160
 Accounts payable .................................     10,311        17,771
 Deferred race event income, net ..................     62,388        93,349
 Accrued income taxes .............................     17,743            --
 Accrued interest .................................      3,239        10,897
 Accrued expenses and other liabilities............     11,239         9,805
                                                      --------      --------
    Total Current Liabilities .....................    105,079       131,982

Long-Term Debt ....................................    418,039       458,400
Payable to Affiliates .............................      4,014         4,320
Deferred Income, Net ..............................     14,254        15,262
Deferred Income Taxes .............................     51,630        51,680
Other Liabilities .................................      2,420         2,630
                                                      --------      --------
    Total Liabilities .............................    595,436       664,274
                                                      --------      --------

Commitments and Contingencies (Notes 4 and 9)......

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, shares
  authorized - 3,000,000, no shares issued ........         --            --
 Common stock, $.01 par value, shares authorized -
  200,000,000, issued and outstanding - 41,674,000
  in 2000 and 41,647,000 in 1999...................        417           416
 Additional paid-in capital .......................    160,558       160,225
 Retained earnings ................................    213,115       171,340
 Accumulated other comprehensive loss - unrealized
  loss on marketable equity securities ............       (348)         (273)
                                                      --------      --------
    Total Stockholders' Equity ....................    373,742       331,708
                                                      --------      --------
    TOTAL .........................................   $969,178      $995,982
                                                      ========      ========

                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                       ------------------
                                                          September 30,
                                                        2000        1999
                                                      --------    --------
REVENUES:
 Admissions ...................................       $ 20,677     $19,691
 Event related revenue ........................         19,572      17,461
 Other operating revenue ......................         11,479      11,468
                                                      --------     -------
    Total Revenues ............................         51,728      48,620
                                                      --------     -------

OPERATING EXPENSES:
 Direct expense of events .....................         18,158      19,636
 Other direct operating expense ...............         10,102      10,955
 General and administrative ...................         13,210      11,102
 Depreciation and amortization ................          7,996       7,584
                                                      --------     -------
    Total Operating Expenses ..................         49,466      49,277
                                                      --------     -------
OPERATING INCOME (LOSS)........................          2,262        (657)
Interest Expense, Net .........................         (7,120)     (7,624)
Concession Contract Rights Resolution..........         (3,137)         --
Other Income, Net .............................            405         310
                                                      --------     -------
LOSS BEFORE INCOME TAXES ......................         (7,590)     (7,971)
Income Tax Benefit.............................         (3,024)     (3,193)
                                                      --------     -------
NET LOSS.......................................       $ (4,566)    $(4,778)
                                                      ========     =======

PER SHARE DATA:
  Basic Loss Per Share ........................       $  (0.11)    $ (0.11)
                                                      ========     =======
   Weighted Average Shares Outstanding ........         41,668      41,599
  Diluted Loss Per Share ......................       $  (0.11)    $ (0.11)
                                                      ========     =======
   Weighted Average Shares Outstanding ........         44,725      45,025


                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                        Nine Months Ended
                                                      --------------------
                                                          September 30,
                                                        2000        1999
                                                      --------    --------
REVENUES:
 Admissions ...................................       $112,477    $102,568
 Event related revenue ........................        130,068     114,794
 Other operating revenue ......................         36,261      24,416
                                                      --------    --------
    Total Revenues ............................        278,806     241,778
                                                      --------    --------

OPERATING EXPENSES:
 Direct expense of events .....................         92,075      85,963
 Other direct operating expense ...............         31,074      20,165
 General and administrative ...................         39,463      33,420
 Depreciation and amortization ................         23,616      21,843
                                                      --------    --------
    Total Operating Expenses ..................        186,228     161,391
                                                      --------    --------
OPERATING INCOME ..............................         92,578      80,387
Interest Expense, Net .........................        (20,371)    (20,276)
Concession Contract Rights Resolution..........         (3,137)         --
Acquisition Loan Cost Amortization.............             --      (3,398)
Other Income, Net .............................            829         605
                                                      --------    --------
INCOME BEFORE INCOME TAXES ....................         69,899      57,318
Income Tax Provision ..........................         28,124      22,676
                                                      --------    --------
NET INCOME ....................................       $ 41,775    $ 34,642
                                                      ========    ========

PER SHARE DATA:
  Basic Earnings Per Share ....................       $   1.00    $   0.83
                                                      ========    ========
   Weighted Average Shares Outstanding ........         41,657      41,552
  Diluted Earnings Per Share ..................       $   0.97    $   0.81
                                                      ========    ========
   Weighted Average Shares Outstanding ........         44,767      44,963


                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)


                                                                                 Accumulated     Total
                                          Common Stock   Additional                  Other       Stock-
                                         --------------   Paid-In      Retained  Comprehensive  holders'
                                         Shares  Amount   Capital      Earnings      Loss       Equity
                                         ------  ------  ----------   ---------   -----------  --------

BALANCE - JANUARY 1, 2000 .............. 41,647   $416    $160,225     $171,340      $(273)    $331,708

Net income..............................     --     --          --       41,775         --       41,775

Exercise of stock options ..............     16      1         106           --         --          107

Issuance of stock under employee stock
 purchase plan .........................     11     --         227           --         --          227

Net unrealized loss on marketable
 equity securities .....................     --     --          --           --        (75)         (75)
                                         ------   ----    --------     --------      ------    --------

BALANCE - SEPTEMBER 30, 2000 ........... 41,674   $417    $160,558     $213,115      $(348)    $373,742
                                         ======   ====    ========     ========      =====     ========

                See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                             -----------------
                                                               September 30,
                                                             2000        1999
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...........................................      $ 41,775   $ 34,642
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization .......................      23,616     21,843
    Amortization of acquisition loan costs...............          --      3,398
    Amortization of deferred income......................        (866)      (954)
    Changes in operating assets and liabilities:
      Restricted cash....................................         (48)      (581)
      Accounts receivable................................       2,675      3,902
      Prepaid and accrued income taxes...................      21,880     18,922
      Inventories .......................................      (3,388)    (3,611)
      Condominiums held for sale.........................         633       (298)
      Accounts payable...................................      (7,460)     3,332
      Deferred race event income.........................     (30,961)   (17,280)
      Accrued expenses and other liabilities.............      (6,224)      (560)
      Deferred income....................................        (142)       708
      Other assets and liabilities.......................        (496)    (2,994)
                                                             --------   --------
       Net Cash Provided By Operating Activities ........      40,994     60,469
                                                             --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt..................       (40,090)  (124,800)
 Issuance of long-term debt............................            --    128,750
 Payment of debt issuance costs........................            --     (6,361)
 Issuance of stock under employee stock purchase plan..           227      1,466
 Exercise of common stock options......................           107      1,448
                                                             --------   --------
       Net Cash Provided (Used) By Financing Activities..     (39,756)       503
                                                             --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..................................       (65,920)   (66,599)
 Proceeds from sale of property held for sale..........        40,000         --
 Purchases of marketable equity securities and other
  investments..........................................        (2,311)    (1,728)
 Proceeds from sales of marketable equity securities
  and other investments................................            21        875
 Increase in notes and other receivables...............        (5,757)    (4,627)
 Repayment of notes and other receivables..............         1,207      2,292
                                                             --------   --------
       Net Cash Used By Investing Activities.............     (32,760)   (69,787)
                                                             --------   --------
Net Decrease In Cash and Cash Equivalents..............       (31,522)    (8,815)
Cash and Cash Equivalents At Beginning Of Period.......        56,270     35,399
                                                             --------   --------
Cash and Cash Equivalents At End Of Period.............      $ 24,748   $ 26,584
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

    LVMS hosted an Indy Racing Northern Light Series racing event in the second quarter of 2000 which, along with a NASCAR Craftsman Truck Series racing event, was held in the third quarter of 1999. Changes in race schedules at the Company's speedways from time to time lessen the comparability of operating results between quarterly financial statements of successive years.

    Speedway Condominiums Held for Sale - The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 43 and 69, respectively, have been sold or contracted for sale as of September 30, 2000. Speedway condominiums held for sale represent 3 condominiums at AMS and 7 condominiums at TMS which are substantially complete and are being marketed.

    Concession Contract Rights Resolution - In November 1996, the Company acquired certain tangible and intangible assets and the operations of Sears Point Raceway. At that time, a third party enjoyed the contract rights to provide event food, beverage and souvenir merchandising services at SPR whose original contract expired in 2004. Since 1998, the Company's subsidiary Finish Line Events (FLE) has provided such services. In September 2000, the Company reacquired such contract rights for approximately $3.1 million, including legal and other transaction costs. Because fair value was not readily ascertainable until reaching final agreement in September 2000, the contract rights were not reflected in SPR's original purchase price allocation nor recorded until their value was established. Management anticipates the present value of estimated net future benefits under the contract rights will exceed its costs. Notwithstanding this expected future benefit, their cost has been reflected as a current period expense because acquisition was beyond Accounting Principles Board Opinion No. 16's one year allocation period.

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

3. INVENTORIES

     Inventories as of September 30, 2000 and December 31, 1999 consisted of the following components (in thousands):
                                                      September 30, December 31,
                                                          2000         1999
                                                         --------     --------
Souvenirs and apparel..................................  $10,940      $ 8,490
Finished vehicles, parts and accessories...............    4,895        4,310
Oil additives, food and other..........................    2,840        2,487
                                                         -------      -------
   Total...............................................  $18,675      $15,287
                                                         =======      =======

4. PROPERTY AND EQUIPMENT AND PROPERTY HELD FOR SALE

     Construction In Progress - At September 30, 2000, the Company had various construction projects underway to increase and improve facilities for fan amenities and make various other site improvements at each of its speedways. The estimated aggregate cost of capital expenditures in each of 2000 and 2001 will approximate $90,000,000.

     Property Held For Sale - In January 2000, the Company sold the 1.4 million square-foot Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer, for approximately $53.3 million (see Note 7). The Company acquired the industrial park then under construction and land in connection with its acquisition of LVMS in December 1998. Construction was completed and rental operations commenced in 1999. The sales price was based on an independent appraisal and approximates the Company's net carrying value as of December 31, 1999 and selling costs.

5. LONG-TERM DEBT

     Bank Credit Facility -- The Company has a long-term, secured, senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender (the Credit Facility). The Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, matures in May 2004, and is secured by a pledge of the capital stock and other equity interests of all material Company subsidiaries. Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.25% or
(ii) the greater of Bank of America's prime rate or the Federal Funds rate plus .5%. At September 30, 2000 and December 31, 1999, the Company had $90,000,000
and $130,000,000, respectively, in outstanding borrowings under the Credit Facility.

     Senior Subordinated Notes - At September 30, 2000 and December 31, 1999, the Company had outstanding 8 1/2% senior subordinated notes in the aggregate principal amount of $250,000,000 (the Senior Notes). The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002. Semi-annual interest payments are due February 15 and August 15.

     Convertible Subordinated Debentures - At September 30, 2000 and December 31, 1999, the Company had outstanding 5 3/4% convertible subordinated debentures in the aggregate principal amount of $74,000,000. The debentures are unsecured, mature on September 30, 2003, are convertible into common stock at the holder's option at $31.11 per share until maturity, and are redeemable at the Company's option after September 29, 2000. In conversion, 2,378,565 shares of common stock are issuable (see Note 6). Semi-annual interest payments are due March 31 and September 30.

     See Note 5 to the December 31, 1999 Consolidated Financial Statements for additional discussion of the terms and conditions of the bank credit facility, senior subordinated notes and convertible subordinated debentures.

     Interest Expense - Interest expense, net for the three months ended September 30, 2000 and 1999 includes interest expense of $8,044,000 and $8,232,000, and interest income of $924,000 and $608,000. The Company capitalized interest costs of $648,000 and $745,000 during the three months ended September 30, 2000 and 1999. The weighted-average interest rate on borrowings under the bank revolving credit facility during the three months ended September 30, 2000 and 1999 was 7.8% and 6.3%.

     Interest expense, net for the nine months ended September 30, 2000 and 1999 includes interest expense of $23,358,000 and $22,238,000, and interest income of $2,987,000 and $1,962,000. The Company capitalized interest costs of $2,445,000 and $3,154,000 during the nine months ended September 30, 2000 and 1999. The weighted-average interest rate on borrowings under bank revolving credit facilities during the nine months ended September 30, 2000 and 1999 was 7.5% and 6.3%.

6. PER SHARE DATA

     The computation of diluted loss per share was anti-dilutive for the three months ended September 30, 2000 and 1999; therefore, reported basic and diluted per share amounts are the same.

     Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt (see Note 5). The following schedule reconciles basic and diluted earnings per share(dollars and shares in thousands):

                                                                         Weighted    Earnings
                                                       Net Income        Average      (Loss)
Three Months Ended:                                     (Loss)            Shares    Per Share
-------------------                                     ------            ------    ---------
 September 30, 2000:
  Basic loss per share.......................           $(4,566)         41,668       $(0.11)
  Dilution adjustments:
     Common stock equivalents - stock options.               --             678
     5 3/4% Convertible debentures ...........              598           2,379
                                                        -------          ------
  Diluted loss per share.....................           $(3,968)         44,725       $(0.11)
                                                        =======          ======

 September 30, 1999:
  Basic loss per share.......................           $(4,778)         41,599       $(0.11)
  Dilution adjustments:
     Common stock equivalents - stock options.               --           1,047
     5 3/4% Convertible debentures ...........              584           2,379
                                                        -------          ------
  Diluted loss per share.....................           $(4,194)         45,025       $(0.11)
                                                        =======          ======

Nine Months Ended:
------------------
 September 30, 2000:
  Basic earnings per share...................           $41,775          41,657        $1.00
  Dilution adjustments:
     Common stock equivalents - stock options.               --             731
     5 3/4% Convertible debentures ...........            1,737           2,379
                                                        -------          ------
  Diluted earnings per share.................           $43,512          44,767        $0.97
                                                        =======          ======

 September 30, 1999:
  Basic earnings per share...................           $34,642          41,552        $0.83
  Dilution adjustments:
     Common stock equivalents - stock options.               --           1,032
     5 3/4% Convertible debentures ...........            1,671           2,379
                                                        -------          ------
  Diluted earnings per share.................           $36,313          44,963        $0.81
                                                        =======          ======

                                       12

7. RELATED PARTY TRANSACTIONS

     Notes receivable at September 30, 2000 and December 31, 1999 include a note receivable of $886,000 and $848,000, respectively, due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner. The note bears interest at 1% over prime, is collateralized by certain partnership land and is payable on demand. Because the Company does not anticipate repayment of the note before September 30, 2001, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

     Notes receivable also include a note receivable from the Company's Chairman and Chief Executive Officer for $4,508,000 at September 30, 2000 and $2,103,000 at December 31, 1999. The note bears interest at 1% over prime and is payable upon demand. Because the Company does not anticipate repayment of the note before September 30, 2001, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheets.

     Notes receivable at September 30, 2000 include a note receivable of $15,082,000, including accrued interest, due from Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer. In January 2000, the Company sold the 1.4 million square-foot Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC for approximately $53.3 million paid in cash of $40.0 million and a note receivable of $13.3 million. The note bears interest at LIBOR plus 2.00%, is payable upon demand, and is collateralized by the underlying sold property. Because the Company does not anticipate repayment of the note before September 30, 2001, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

     From time to time, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), an affiliate of the Company through common ownership. The Company had a net receivable from Sonic Financial for $216,000 at September 30, 2000. The amount is classified as short-term based on expected repayment date. There were no amounts outstanding due from Sonic Financial at December 31, 1999.

     Amounts payable to affiliates at September 30, 2000 and December 31, 1999 includes $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at 1% over prime. The entire amount is classified as long-term based on expected repayment dates. Amounts payable to affiliates at September 30, 2000 and December 31, 1999 also include $1,430,000 and $1,729,000 owed to a former LVMS shareholder and executive officer, who is now a LVMS employee, in equal monthly payments through December 2003 at 6.4% imputed interest.

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

9. LEGAL PROCEEDINGS AND CONTINGENCIES

     On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMSC, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure was the result of excessive interior corrosion resulting from improperly manufactured bridge components. At this time, all personal injury claims resulting from this incident are being handled by the bridge's manufacturer, Tindall Corporation, and its insurer. On May 31, 2000, the first lawsuit resulting from this incident was filed in the Superior Court of Rowan County, North Carolina on behalf of seven plaintiffs and is styled Kenneth Brown, Sandra Melton, Robert Melton, Jr., Robert Melton, Cammie Yarborough, Charles Yarborough and Alexandria Yarborough v. Speedway Motorsports, Inc. and Tindall Corporation (the "Brown Complaint"). On August 24, 2000 a second lawsuit was filed in Cabarrus County, North Carolina, entitled Thomas A. Joyner, Jr. and Kathy B. Joyner, Individually, and as Husband and Wife
v. Speedway Motorsports, Inc. and Tindall Corporation (the "Joyner Complaint"). On October 12, 2000, the most recent lawsuit regarding this incident was filed in Rowan County entitled Bryan Heath Baker, Susan D. Baker, John A. Hepler, III, Tammy L. Hepler, Curtis D. Hepler and wife, Patricia B. Hepler v. Speedway Motorsports, Inc. and Tindall Corporation (the "Baker Complaint"). All three lawsuits seek unspecified compensatory and punitive damages. SMI has filed an Answer to both the Brown and Joyner Complaints and is preparing an Answer to the Baker Complaint. Preliminary discovery is underway. SMI intends to defend itself and denies the allegations of negligence as well as related claims for punitive damages. Management does not believe the outcome of these lawsuits or this incident will have a material adverse affect on the Company's financial position or future results of operations.

    On August 23, 2000, a shareholder derivative complaint was filed against Speedway Motorsports, Inc. ("SMI") and its directors in Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. "Humpy" Wheeler, William R. Brooks, Edwin R. Clark, William
P. Benton, Mark M. Gambill, Jack L. Kemp and Speedway Motorsports, Inc. (the "Crandon Complaint"), alleges that in February 2000, SMI sold the Las Vegas Industrial Park - R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, SMI's Chief Executive Officer, Chairman and majority stockholder, at less than these properties' fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. Plaintiffs are seeking, on behalf of SMI, unspecified damages, SMI's establishment of a system of internal controls and procedures, rescission of the transaction with Mr. Smith or, alternatively, unspecified rescissory damages from Mr. Smith, and plaintiff's costs and attorney fees. On September 13, 2000, a second complaint, styled Kathy Mayo v. O. Bruton Smith, H.A. "Humpy" Wheeler, William R. Brooks, Mark M. Gambill, Jack L. Kemp and Speedway Motorsports, Inc., was filed raising the same allegations and seeking the same relief as the Crandon Complaint. The Delaware court has consolidated the two cases. SMI believes that the consolidated complaints have no basis and will defend the action vigorously.

10. CONDENSED NON-GUARANTOR FINANCIAL INFORMATION

         The Company's Credit Facility and Senior Subordinated Notes are joint and severally guaranteed by all of the Company's wholly-owned subsidiaries except for certain minor wholly-owned subsidiaries. The following table presents condensed consolidating financial information of the Company's guarantor and non-guarantor subsidiaries as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999 (in thousands):

         CONDENSED CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2000

                                          Parent     Combined   Combined Non-
                                           Only     Guarantors   Guarantors   Eliminations   Consolidated
                                         -------   -----------  ------------- ------------  --------------

Current assets.......................... $  9,437  $  57,016     $7,569        $   --          $74,022
Property held for sale and property and
  equipment, net........................    9,772    772,535      3,133            --          785,440
Goodwill and other intangibles..........    5,090     49,726      4,764            --           59,580
Other assets............................   26,015     24,608         35            --           50,136
Advances to and investments in
 subsidiaries...........................  583,522   (220,375)   (14,211)     (348,936)               0
Total assets............................  633,836    682,988      1,290      (348,936)         969,178
                                         ========   ========    =======      =========        ========

Current liabilities.....................   30,969     69,892      1,265         2,953          105,079
Long-term debt..........................  416,892        315        985          (153)         418,039
Other liabilities.......................   37,649     34,707        (27)          (11)          72,318
Total liabilities.......................  485,510    104,914      2,223         2,789          595,436
Total stockholder's equity.............. $148,326   $578,074     $ (933)    $(351,725)        $373,742

          CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 1999

                                          Parent     Combined   Combined Non-
                                           Only     Guarantors   Guarantors   Eliminations   Consolidated
                                         -------   -----------  ------------- ------------  --------------

Current assets.......................... $ 43,350   $ 61,986     $5,751        $2,520         $108,567
Property held for sale and property and
  equipment, net........................    9,340    782,392      3,102            --          794,834
Goodwill and other intangibles..........    5,181     48,925      4,881            --           58,987
Other assets............................   24,252      9,312         30            --           33,594
Advances to and investments in
  subsidiaries..........................  550,493   (189,902)   (13,720)     (346,871)               0
Total assets............................  632,616    712,713         44      (349,391)        $995,982
                                         ========   ========    =======     =========        =========

Current liabilities.....................   13,681    116,930        961           410          131,982
Long-term debt..........................  457,208        404        941          (153)         458,400
Other liabilities.......................   37,650     36,272        (19)          (11)          73,892
Total liabilities.......................  508,539    153,606      1,883           246          664,274
Total stockholder's equity.............. $124,077   $559,107    $(1,839)    $(349,637)        $331,708


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                          Parent     Combined    Combined Non-
                                           Only     Guarantors    Guarantors    Consolidated
                                        ---------   ----------   ------------   -------------

Total revenues..........................   $270      $47,009         $4,449       $51,728
Total expenses..........................    969       42,939          5,558        49,466
Operating income (loss).................   (699)       4,070         (1,109)        2,262
Interest and other expense, net......... (3,060)      (7,146)           354        (9,852)
Net income (loss).......................$(2,267)     $(1,846)       $  (453)      $(4,566)
                                         ======      =======        =======        =======

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                          Parent     Combined   Combined Non-
                                           Only     Guarantors   Guarantors      Consolidated
                                         -------   -----------  -------------    ------------

Total revenues..........................     $1      $45,194         $3,425         $48,620
Total expenses..........................   (981)      45,074          5,184          49,277
Operating income (loss).................    982          120         (1,759)           (657)
Interest and other expense, net.........  1,236       (8,389)          (161)         (7,314)
Net income (loss)....................... $1,335      $(4,961)       $(1,152)        $(4,778)
                                         ======      =======        =======          =======

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                          Parent     Combined   Combined Non-
                                           Only     Guarantors   Guarantors      Consolidated
                                         -------   -----------  -------------     ------------

Total revenues..........................   $409      $265,333       $13,064          $278,806
Total expenses..........................  3,178       166,997        16,053           186,228
Operating income (loss)................. (2,769)       98,336        (2,989)           92,578
Interest and other expense, net......... (3,123)      (20,422)          866           (22,679)
Net income (loss).......................$(3,699)      $46,748       $(1,274)          $41,775
                                        =======       =======       =======          ========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                          Parent     Combined   Combined Non-
                                           Only     Guarantors   Guarantors       Consolidated
                                         -------   -----------  -------------      ------------

Total revenues..........................   $  1      $237,539        $4,208          $241,778
Total expenses.......................... (1,267)      153,656         6,468           161,391
Operating income (loss)................. (1,266)       83,913        (2,260)           80,387
Interest and other expense, net.........    967       (23,644)         (392)          (23,069)
Net income (loss)....................... $   72       $36,161       $(1,591)          $34,642
                                         ======       =======       =======           =======

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                          Parent     Combined   Combined Non-
                                           Only     Guarantors   Guarantors   Consolidated
                                         -------    ----------  ------------- ------------
Net cash provided by operations......... $10,318      $30,417          $259     $40,994
Net cash used by financing
  activities............................ (39,756)          --            --     (39,756)
Net cash used by investing
  activities ...........................  (5,010)     (27,400)         (350)    (32,760)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                          Parent     Combined   Combined Non-
                                           Only     Guarantors   Guarantors   Consolidated
                                         --------   ----------  ------------- ------------
Net cash provided by operations......... $ 6,953      $50,262        $3,254     $60,469
Net cash provided by financing
  activities............................     503           --            --         503
Net cash provided (used) by investing
  activities ...........................  (2,702)      22,127        (2,049)    (69,787)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

Overview

     The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedway facilities, from the sale of food, beverage and souvenirs during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events, and from the licensing of television, cable network and radio rights to broadcast such events. The Company derives additional revenue from The Speedway Club at LMSC and The Texas Motor Speedway Club, dining and entertainment facilities located at the respective speedways, and from Legends Car operations of 600 Racing, Inc., a wholly-owned subsidiary of LMSC. The Company also derives additional revenue from Motorsports By Mail LLC (MBM), a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; from Oil-Chem, which produces environmentally friendly motor oil additives; from Racing Country USA, a nationally syndicated radio show; from SoldUSA, an internet auction and e-commerce company under development; and from Wild Man Industries (WMI), a screen printing and embroidery manufacturer and distributor of wholesale and retail apparel. MBM is a wholly-owned subsidiary of FLE, and WMI is a division of FLE.

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

Seasonality and Quarterly Results

     In 1999, the Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 17 major annual NASCAR-sanctioned racing events, five Indy Racing Northern Light Series (IRL) racing events, four NASCAR Craftsman Truck Series racing events, two major NHRA racing events, and two World of Outlaws Series (WOO) racing events. In 2000, the Company currently will sponsor 17 major annual racing events sanctioned by NASCAR, including ten Winston Cup and seven Busch Grand National Series racing events. The Company will also sponsor four IRL racing events, two NASCAR Craftsman Truck Series racing events, three major NHRA racing events, and seven WOO racing events in 2000. As a result, the Company's business has been, and is expected to remain, highly seasonal.

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

     The results of operations for the three and nine months ended September 30, 2000 and 1999 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

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
                                                 ==           ==

RESULTS OF OPERATIONS

     LVMS hosted an Indy Racing Northern Light Series racing event in the second quarter of 2000 which, along with a NASCAR Craftsman Truck Series racing event, was held in the third quarter of 1999. In the third quarter of 2000, AMS hosted an IRL racing event under a restructured sanctioning agreement whereby net event results are included in event related revenue. In the third quarter of 1999, revenues and expenses associated with the IRL event are included in admissions and event related revenues and direct expense of events.

     In the second quarter of 2000, LVMS hosted an inaugural NHRA-sanctioned Nationals racing event, and BMS, LMSC and TMS hosted inaugural World of Outlaws and Hav-A-Tampa Dirt Late Model Series racing events.

Three Months Ended September 30, 2000 Compared To Three Months Ended September 30, 1999

     Total Revenues. Total revenues for the three months ended September 30, 2000 increased by $3.1 million, or 6.4%, to $51.7 million, over such revenues for the same period in 1999. This improvement was due to increases in all revenue items, particularly admissions and event related revenue.

     Admissions. Admissions for the three months ended September 30, 2000 increased by $986,000, or 5.0%, over such revenue for the same period in 1999. This increase was due primarily to continued growth in NASCAR-sanctioned racing events held at BMS during the current period. The growth in admissions at NASCAR-sanctioned racing events reflects the continued increases in attendance and ticket prices at BMS. The overall increase was partially offset by an IRL racing event hosted at LVMS in the second quarter of 2000 which, along with a NASCAR Craftsman Truck racing event, was held in the third quarter of 1999.

     Event Related Revenue. Event related revenue for the three months ended September 30, 2000 increased by $2.1 million, or 12.1%, over such revenue for the same period in 1999. This increase was due to increases in broadcast rights and sponsorship fees, and to growth in attendance, including related increases in concessions and souvenir sales, for NASCAR-sanctioned racing events at BMS. The overall increase was partially offset by the IRL racing event at LVMS in the second quarter of 2000 which, along with a NASCAR Craftsman Truck racing event, was held in the third quarter of 1999.

     Other Operating Revenue. Other operating revenue for the three months ended September 30, 2000 increased by $11,000, or 0.1%, over such revenue for the same period in 1999. This increase was due primarily to growth in revenues of Oil-Chem associated with the commencement of media and other promotional campaigns. The overall increase was offset by decreased Legends Car revenues, in connection with the delayed release of a new "Thunder Roadster" line of entry level stock car. The overall increase was also offset by revenues derived in the third quarter of 1999 from the Las Vegas Industrial Park which was sold in January 2000.

     Direct Expense of Events. Direct expense of events for the three months ended September 30, 2000 decreased by $1.5 million, or 7.5%, over such expense for the same period in 1999. This decrease was due to hosting an IRL racing event at LVMS in the second quarter of 2000 which, along with a NASCAR Craftsman Truck racing event, was held in the third quarter of 1999. The decrease also reflects the restructured IRL racing event at AMS whereby net event results are included in event related revenue.

     The overall decreases were offset by increased operating costs associated with the growth in attendance, including related increases in concessions and souvenir sales, and to a lesser extent, higher race purses and sanctioning fees required for NASCAR-sanctioned racing events held at BMS.

     As a percentage of admissions and event related revenues combined, direct expense of events for the three months ended September 30, 2000 was 45.1% compared to 52.9% for the same period in 1999. Such decrease reflects LVMS's IRL racing event hosted in the second quarter of 2000 which, along with a NASCAR Craftsman Truck racing event, was held in the third quarter of 1999. The decrease also reflects the restructured IRL racing event at AMS. Proportionately higher operating expenses are associated with hosting IRL racing events relative to operating margins historically achieved with NASCAR-sanctioned events.

     Other Direct Operating Expense. Other direct operating expense for the three months ended September 30, 2000 decreased by $853,000, or 7.8%, over such expense for the same period in 1999. The decrease was due to reduced expenses associated with commencement of Oil-Chem's media and other promotional campaigns, and decreased Legends Car sales in the current period as compared to the same period in 1999.

     General and Administrative. General and administrative expense for the three months ended September 30, 2000 increased by $2.1 million, or 19.0%, over such expense for the same period in 1999. This increase was attributable to increases in operating costs associated with the growth and expansion at the Company's speedways and operations. As a percentage of total revenues, general and administrative expense for the three months ended September 30, 2000 and 1999 was 25.5% and 22.8%.

     Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2000 increased by $412,000, or 5.4%, over such expense for the same period in 1999. This increase results primarily from additions to property and equipment at the Company's speedways. The overall increase was offset by depreciation in the same period of 1999 on certain LVMS property which was sold in January 2000.

     Operating Income (Loss). Operating income for the three months ended September 30, 2000 was $2.3 million compared to an operating loss of $657,000 for the same period of 1999. This change was due to the factors discussed above.

     Interest Expense, Net. Interest expense, net for the three months ended September 30, 2000 was $7.1 million compared to $7.6 million for the same period in 1999. The decrease was due primarily to higher interest income earned on notes receivable and a reduction in outstanding borrowings under the Credit Facility during the current period. Those items were partially offset by higher interest rates on the revolving Credit Facility during the current period.

     Concession Contract Rights Resolution - Concession contract rights resolution of $3.1 million for the three months ended September 30, 2000 represents costs to reacquire the contract rights to provide event food, beverage and souvenir merchandising services at SPR from a previous provider whose original contract term expired in 2004, including legal and other transaction costs. The present value of estimated net future benefits to operations under the contract rights is anticipated to exceed its costs. Notwithstanding this expected future benefit, their cost has been reflected as a current period expense because acquisition was beyond Accounting Principles Board Opinion No. 16's one year allocation period.

     Other Income. Other income for the three months ended September 30, 2000 increased by $95,000 over such income for the same period in 1999. The increase was due to a combination of individually insignificant items.

    Income Tax Benefit. The Company's effective income tax rate for the three months ended September 30, 2000 and 1999 was 40%.

     Net Loss. Net loss for the three months ended September 30, 2000 decreased by $212,000 to $4.6 million compared to $4.8 million for the same period in 1999. This change was due to the factors discussed above.

Nine Months Ended September 30, 2000 Compared To Nine Months Ended September 30, 1999

     Total Revenues. Total revenues for the nine months ended September 30, 2000 increased by $37.0 million, or 15.3%, to $278.8 million, over such revenues for the same period in 1999. This improvement was due to increases in all revenue items.

     Admissions. Admissions for the nine months ended September 30, 2000 increased by $9.9 million, or 9.7%, over such revenue for the same period in 1999. This increase was due to growth in NASCAR-sanctioned racing events, and to hosting inaugural WOO and HAT racing events at BMS, LMSC, and TMS, in the current period. The growth in admissions at NASCAR-sanctioned racing events reflects the continued increases in attendance and additions to seating capacity, and to a lesser extent, increases in ticket prices.

     Event Related Revenue. Event related revenue for the nine months ended September 30, 2000 increased by $15.3 million, or 13.3%, over such revenue for the same period in 1999. This increase was due primarily to increases in broadcast rights and sponsorship fees for NASCAR-sanctioned racing events. The increase also reflects hosting a new NHRA-sanctioned Nationals racing event at LVMS, and new WOO and HAT racing events at BMS, LMSC, and TMS, and the growth in attendance, including related increases in concessions and souvenir sales.

     Other Operating Revenue. Other operating revenue for the nine months ended September 30, 2000 increased by $11.8 million, or 48.5%, over such revenue for the same period in 1999. This increase was due primarily to growth in revenues of Oil-Chem associated with the commencement of media and other promotional campaigns. The increase was also attributable to revenues derived from apparel and other merchandise sold through outside venues, including MBM acquired in July 1999, the LMSC Speedway Club, and the TMS Speedway Club opened March 26, 1999.

     The overall increase was partially offset by decreased Legends Car sales, in connection with the delayed release of a new "Thunder Roadster" line of entry level stock car. The overall increase was also offset by revenues derived from the Las Vegas Industrial Park which was sold in January 2000.

     Direct Expense of Events. Direct expense of events for the nine months ended September 30, 2000 increased by $6.1 million, or 7.1%, over such expense for the same period in 1999. This increase was due to higher race purses and sanctioning fees required for NASCAR-sanctioned racing events held during the current period. The increase also reflects hosting a new NHRA racing event at LVMS, and hosting new WOO and HAT racing events at BMS, LMSC, and TMS, and the increased operating costs associated with the growth in attendance, including related increases in concessions and souvenir sales. The overall increases were partially offset by the restructured IRL racing event at AMS whereby net event results are included in event related revenue. As a percentage of admissions and event related revenues combined, direct expense of events for the nine months ended September 30, 2000 was 38.0% compared to 39.5% for the same period in 1999.

     Other Direct Operating Expense. Other direct operating expense for the nine months ended September 30, 2000 increased by $10.9 million, or 54.1%, over such expense for the same period in 1999. This increase is due primarily to expenses associated with commencement of Oil-Chem's media and other promotional campaigns. The increase includes expenses associated with other operating revenues derived from apparel and other merchandise sold through outside venues including MBM, and with the increase in Oil-Chem, LMSC Speedway Club, and TMS Speedway Club revenues. The overall increase was partially offset by decreased Legends Car sales.

     General and Administrative. General and administrative expense for the nine months ended September 30, 2000 increased by $6.0 million, or 18.1%, over such expense for the same period in 1999. The increase was attributable to increases in operating costs associated with the growth and expansion at the Company's speedways. The increase also reflects the operating costs associated with The Texas Motor Speedway Club which opened in March 1999. As a percentage of total revenues, general and administrative expense for the nine months ended September 30, 2000 and 1999 was 14.2% and 13.8%.

     Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2000 increased by $1.8 million, or 8.1%, over such expense for the same period in 1999. This increase was primarily due to additions to property and equipment at the Company's speedways. The overall increase was offset by depreciation in the same period of 1999 on certain LVMS property which was sold in January 2000.

     Operating Income. Operating income for the nine months ended September 30, 2000 increased by $12.2 million, or 15.2%, to $92.6 million, over such income for the same period in 1999. This increase was due to the factors discussed above.

     Interest Expense, Net. Interest expense, net for the nine months ended September 30, 2000 was $20.4 million compared to $20.3 million for the same period in 1999. The increase is due to higher interest rates on the revolving Credit Facility and the Senior Subordinated Notes issued in May 1999. Those increases were offset by higher interest income earned on notes receivable and a reduction in outstanding borrowings under the Credit Facility during the current period.

     Concession Contract Rights Resolution - Concession contract rights resolution of $3.1 million for the nine months ended September 30, 2000 represents costs to reacquire the contract rights to provide event food, beverage and souvenir merchandising services at SPR from a previous provider whose original contract term expired in 2004, including legal and other transaction costs. The present value of estimated net future benefits to operations under the contract rights is anticipated to exceed its costs. Notwithstanding this expected future benefit, their cost has been reflected as a current period expense because acquisition was beyond Accounting Principles Board Opinion No. 16's one year allocation period.

     Acquisition Loan Cost Amortization. Acquisition loan cost amortization of $3.4 million for the nine months ended September 30, 1999 represents financing costs incurred in obtaining the Acquisition Loan to fund the LVMS acquisition. Associated deferred financing costs of $4.1 million were amortized over the loan term which matured May 28, 1999.

     Other Income. Other income for the nine months ended September 30, 2000 increased by $224,000, or 37.0%, over such income for the same period in 1999. This increase results primarily from larger gains recognized on sales of TMS condominiums and marketable equity securities and other investments in the nine months ended September 30, 2000 compared to the same period in 1999.

    Income Tax Provision. The Company's effective income tax rate for nine months ended September 30, 2000 and 1999 was 40%.

     Net Income. Net income for the nine months ended September 30, 2000 increased by $7.1 million, or 21.0%, to $41.8 million, over such income for the same period in 1999. This increase was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the first nine months of 2000 for improvements and expansion at its speedway facilities. Significant changes in the Company's financial condition and liquidity during the nine months ended September 30, 2000 resulted primarily from: (1) net cash generated by operations amounting to $41.0 million, (2) capital expenditures amounting to $65.9 million, and (3) reducing outstanding borrowings under the Credit Facility by $40.0 million with proceeds from the sale of the LVMS Industrial Park. At September 30, 2000, the Company had $90.0 million in outstanding borrowings under the $250.0 million Credit Facility.

     Management anticipates that cash from operations and funds available through the Credit Facility will be sufficient to meet the Company's operating needs into 2001, including planned capital expenditures at its speedway facilities. Based upon anticipated future growth and financing requirements, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire convertible subordinated debentures and other debt, and purchase its other securities, depending on liquidity, prevailing market conditions, as well as such factors as permissibility under the Credit Facility, the Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.

Capital Expenditures

     Significant growth in the Company's revenues depends, in large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

     In 2000, AMS continued improving and expanding its on-site roads and available parking and made other site improvements. In 2000, BMS added approximately 13,000 permanent seats, further expanded concessions, restroom and other fan amenities, and made other site improvements. LMSC added approximately 13,000 permanent seats, again featuring stadium-style terrace seating, and further expanded concessions, restroom and other fan amenities, and made other site improvements. Also, LMSC and TMS completed construction of 4/10-mile, modern, lighted, dirt track facilities. LVMS added approximately 8,000 permanent seats, further expanded concessions, restroom and other fan amenities, and made other site improvements. LVMS also reconstructed and expanded one of its dragstrips into a "state-of-the-art" dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. Subject to governmental approval, SPR plans to continue improving and expanding its on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow, as well as make other site improvements. Pending governmental approvals, in 2000 or 2001, the Company expects to begin major renovations at SPR, including its ongoing reconfiguration into a "stadium-style" road racing course, the addition of up to 35,000 grandstand bleacher seats, and improving and expanding concessions, restroom and other fan amenities facilities. TMS plans to continue improving and expanding its on-site roads and available parking and making other site improvements. In 2000, after adding approximately 34,000 permanent seats, exclusive of SPR, the Company's total permanent seating capacity will approximate 713,000 and the total number of luxury suites will be approximately 663.

     The estimated aggregate cost of capital expenditures in each of 2000 and 2001 will approximate $90 million. Numerous factors, many of which are beyond the Company's control, may influence the ultimate costs and timing of various capital improvements at the Company's facilities, including undetected soil or land conditions, additional land acquisition costs, increases in the cost of construction materials and labor, unforeseen changes in the design, litigation, accidents or natural disasters affecting the construction site and national or regional economic changes. In addition, actual costs could vary materially from Company estimates if Company assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost.

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

     The Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Because the Company does not have any derivative instruments, adoption is expected to have no effect on the Company's financial statements or disclosures.

Sale of Las Vegas Industrial Park

     In January 2000, the Company sold the Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer, for approximately $53.3 million paid in cash of $40.0 million and a note receivable of $13.3 million. The sales price was based on an independent appraisal and approximates the Company's net carrying value as of December 31, 1999 and selling costs.

Near-term Operating Trends

     There are many factors that affect the Company's growth potential, future operations and financial results. Fiscal 2001 will be the Company's first year under the multi-year consolidated domestic television broadcast rights agreement for NASCAR Winston Cup and Busch Grand National Series events. This new agreement is expected to provide the Company with significant future increases in contracted broadcasting revenues. Although management believes ticket demand should continue to grow, ticket and concession price increases will likely level off at least for 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company's financial instruments with market risk exposure consist only of bank revolving credit facility borrowings which are sensitive to changes in interest rates. A change in interest rates of one percent on the balance outstanding at September 30, 2000 would cause a change in annual interest expense of approximately $900,000. The Company's senior subordinated notes payable and convertible subordinated debentures are fixed interest rate debt obligations.

     Equity Price Risk. The Company has marketable equity securities, all classified as "available for sale." Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

     As of and during the nine months ended September 30, 2000, borrowings under the bank revolving credit facility decreased $40.0 million to $90.0 million. See
Note 5 to the accompanying September 30, 2000 financial statements for additional information on the terms and conditions of the Company's debt obligations. There have been no other significant changes in the Company's interest rate risk or equity price risk as of and during the nine months ended September 30, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMSC, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure was the result of excessive interior corrosion resulting from improperly manufactured bridge components. At this time, all personal injury claims resulting from this incident are being handled by the bridge's manufacturer, Tindall Corporation, and its insurer. On May 31, 2000, the first lawsuit resulting from this incident was filed in the Superior Court of Rowan County, North Carolina on behalf of seven plaintiffs and is styled Kenneth Brown, Sandra Melton, Robert Melton, Jr., Robert Melton, Cammie Yarborough, Charles Yarborough and Alexandria Yarborough v. Speedway Motorsports, Inc. and Tindall Corporation (the "Brown Complaint"). On August 24, 2000 a second lawsuit was filed in Cabarrus County, North Carolina, entitled Thomas A. Joyner, Jr. and Kathy B. Joyner, Individually, and as Husband and Wife
v. Speedway Motorsports, Inc. and Tindall Corporation (the "Joyner Complaint"). On October 12, 2000, the most recent lawsuit regarding this incident was filed in Rowan County entitled Bryan Heath Baker, Susan D. Baker, John A. Hepler, III, Tammy L. Hepler, Curtis D. Hepler and wife, Patricia B. Hepler v. Speedway Motorsports, Inc. and Tindall Corporation (the "Baker Complaint"). All three lawsuits seek unspecified compensatory and punitive damages. SMI has filed an Answer to both the Brown and Joyner Complaints and is preparing an Answer to the Baker Complaint. Preliminary discovery is underway. SMI intends to defend itself and denies the allegations of negligence as well as related claims for punitive damages. Management does not believe the outcome of these lawsuits or this incident will have a material adverse affect on the Company's financial position or future results of operations.

    On August 23, 2000, a shareholder derivative complaint was filed against Speedway Motorsports, Inc. ("SMI") and its directors in Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. "Humpy" Wheeler, William R. Brooks, Edwin R. Clark, William
P. Benton, Mark M. Gambill, Jack L. Kemp and Speedway Motorsports, Inc. (the "Crandon Complaint"), alleges that in February 2000, SMI sold the Las Vegas Industrial Park - R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, SMI's Chief Executive Officer, Chairman and majority stockholder, at less than these properties' fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. Plaintiffs are seeking, on behalf of SMI, unspecified damages, SMI's establishment of a system of internal controls and procedures, rescission of the transaction with Mr. Smith or, alternatively, unspecified rescissory damages from Mr. Smith, and plaintiff's costs and attorney fees. On September 13, 2000, a second complaint, styled Kathy Mayo v. O. Bruton Smith, H.A. "Humpy" Wheeler, William R. Brooks, Mark M. Gambill, Jack L. Kemp and Speedway Motorsports, Inc., was filed raising the same allegations and seeking the same relief as the Crandon Complaint. The Delaware court has consolidated the two cases. SMI believes that the consolidated complaints have no basis and will defend the action vigorously.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

27.0 Financial data schedule for the nine month period ended September 30, 2000.

     (b) No reports were filed on Form 8-K during the fiscal quarter covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SPEEDWAY MOTORSPORTS, INC.
                                  (Registrant)



Date: November 14, 2000           By:    /s/ O. Bruton Smith
      -------------------            ---------------------------
                                     O. Bruton Smith
                                  Chairman and Chief Executive Officer



Date: November 14, 2000           By:    /s/ William R. Brooks
      -------------------            ---------------------------
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
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
------           -----------------------

   27.0 Financial data schedule for the nine month period ended September 30, 2000.