Form 10-K
period 2000-12-31
SPEEDWAY MOTORSPORTS INC
filed 2001-03-30
CIK 934648

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 ---------------
                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from -------  to -------


                         Commission file number 1-13582


                           Speedway Motorsports, Inc.
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                51-0363307
     (State or Other Jurisdiction                    (IRS Employer
  of Incorporation or Organization)                Identification No.)

      5555 Concord Parkway South
       Concord, North Carolina                           28027
        (Address of principal                          (Zip Code)
          executive offices)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $325,005,184 based upon the closing sales price of the registrant's Common Stock on March 9, 2001 of $25.57 per share. At March 9, 2001, 41,741,810 shares of registrant's Common Stock, $.01 par value per share, were outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================

                      (This Page Intentionally Left Blank)

                          FORM 10-K TABLE OF CONTENTS

                                                                                                       Page
                                                                                                      -----
PART I
Item 1.  Business .................................................................................     4
Item 2.  Properties ...............................................................................    13
Item 3.  Legal Proceedings. .......................................................................    14
Item 4.  Submission of Matters to a Vote of Security Holders. .....................................    16

PART II
Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters. ...............    16
Item 6.  Selected Financial Data. .................................................................    17
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation .....    19
Item 7a. Quantitative and Qualitative Disclosures About Market Risk ...............................    27
Item 8.  Financial Statements and Supplementary Data. .............................................    28
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....    28

PART III
Item 10. Directors and Executive Officers of the Registrant .......................................    29
Item 11. Executive Compensation ...................................................................    29
Item 12. Security Ownership of Certain Beneficial Owners and Management ...........................    29
Item 13. Certain Relationships and Related Transactions ...........................................    29

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................    30

EXHIBIT INDEX .....................................................................................    30

SIGNATURES ........................................................................................    33

INDEX TO FINANCIAL STATEMENTS .....................................................................    F-1

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein. Statements in this Annual Report on Form 10-K that reflect projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those contained in "Business", "Properties", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", or relating to the Company's future capital projects, hosting of races, broadcasting rights or sponsorships, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects", "anticipates", "approximates", "believes", "estimates", "hopes", "intends", and "plans", and variations of such words and similar expressions are intended to identify such forward- looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the SEC as an exhibit to this Form 10-K.

                                    PART I

Item 1. Business

     Speedway Motorsports, Inc. (the "Company"), the owner and operator of Atlanta Motor Speedway ("AMS"), Bristol Motor Speedway ("BMS"), Lowe's Motor Speedway at Charlotte (formerly known as Charlotte Motor Speedway) ("LMSC"), Las Vegas Motor Speedway ("LVMS"), Sears Point Raceway ("SPR"), and Texas Motor Speedway ("TMS"), is a leading promoter, marketer and sponsor of motorsports activities in the United States. The Company also provides event food, beverage, and souvenir merchandising services through its Finish Line Events ("FLE") subsidiary, and manufactures and distributes smaller-scale, modified racing cars and parts through its 600 Racing subsidiary. The Company currently will sponsor 17 major annual racing events in 2001 sanctioned by the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), including ten races associated with the Winston Cup professional stock car racing series ("Winston Cup") and seven races associated with the Busch Grand National series. The Company will also sponsor three Indy Racing Northern Light Series ("IRL") racing events, one Fed-Ex Championship Auto Racing Teams ("CART") Series racing event, three NASCAR Craftsman Truck Series racing events, four major National Hot Rod Association ("NHRA") racing events, seven World of Outlaws ("WOO") racing events, and three UDTRA Pro Dirt Car Series ("UDTRA") racing events in 2001. The Company was incorporated in the State of Delaware in 1994.


Recent Developments

     Television Broadcasting Rights. Beginning with the 2001 racing season, the domestic television broadcast rights for NASCAR Winston Cup and Busch Grand National Series events have been consolidated for the Company, NASCAR and others in the motorsports industry. The Company historically has negotiated directly with network and cable television companies for live coverage of its NASCAR-sanctioned races. For seasons starting in 2001, NASCAR has negotiated industry-wide television media rights agreements for all Winston Cup and Busch Grand National Series racing events. These domestic television broadcast rights agreements are for six years with NBC Sports and Turner Sports, and eight years with FOX and FX cable networks. NASCAR has announced that industry-wide total net television broadcast revenues for the domestic rights will approximate $257 million in 2001, increasing to approximately $534 million in 2006. Annual increases will range from approximately 15% to 21%, averaging 17% annually, over the agreement terms.

     Ancillary Broadcasting Rights. In February 2001, the Company announced that an ancillary rights package for, among other items, NASCAR.com, the NASCAR Channel, international broadcasting, satellite radio broadcasting, NASCAR images, SportsVision, FanScan, and specialty pay-per-view telecasts, has been reached with the Company, NASCAR and others in the motorsports industry. Ancillary rights package fees begin in 2001 with industry-wide totals estimated to approximate $245 million over a 12 year period, excluding a profit participation aspect. Industry-wide total fees are estimated to approximate $8.5 million in 2001, increasing to approximately $38 million in 2006. Annual increases will average approximately 35% from 2001 to 2006.

     These revenue estimates are based on NASCAR Winston Cup and Busch Grand National Series races as scheduled for the 2001 racing season, and would be impacted by future changes in race schedules.


General Overview

     At December 31, 2000, the Company's total permanent speedway seating capacity was approximately 712,000, one of the largest in the motorsports industry. Management believes that spectator demand for its largest events exceeds existing permanent seating capacity at each of its speedways. In 2000, the Company added more than 33,000 permanent seats, including approximately 12,000 at BMS, 14,000 at LMSC, and 7,000 at LVMS. At December 31, 2000, AMS, BMS, LMSC, LVMS and TMS had permanent seating capacities of approximately 124,000, 146,000, 171,000, 114,000, and 157,000, respectively, in each case excluding infield admission, temporary seats, general admission, and dragway and dirt track seats. Also at December 31, 2000, the Company had a total of 663 luxury suites, with 141 at AMS, 106 at BMS, 120 at LMSC, 102 at LVMS, and 194 at TMS, in each case excluding dragway and dirt track suites. SPR currently does not have permanent seating capacity but provides temporary seating and suites for approximately 24,000 spectators in addition to other general admission seating arrangements along its 2.52 mile road course. The Company plans to continue a multi-year renovation of SPR, including the ongoing reconfiguration and modernization into a "stadium-style" road racing course, adding up to 25,000 new grandstand seats, 64,000 new hillside terrace seats, and 19 new luxury suites.

     The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedways, from the sale of food, beverages and souvenirs during such events, from the licensing of television, cable network and radio rights to broadcast such events, and from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events. In 2000, the Company derived approximately 72% of its total revenues from NASCAR sanctioned events. The Company has experienced substantial growth in revenues and profitability as a result of its continued improvement, expansion and investments in facilities, its consistent marketing and promotional efforts and the overall increase in popularity of Winston Cup, Busch Grand National, Indy Racing League, National Hot Rod Association, World Of Outlaws and other motorsports events in the United States.

     As described above, television broadcast and ancillary rights values have risen significantly. Published NASCAR Winston Cup and Busch Grand National television ratings indicate that so far the average ratings for the 2001 racing season have increased significantly over 2000. Although early in the season, these strong increases under the new television broadcasting contract are positive indications that the popularity of NASCAR racing is growing and is appealing to an ever-widening demographic audience. The Company is currently strategically positioned with speedways in six of the premier markets in the United States, including three of the top ten television markets. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, while ratings for certain individual events may decline one year and increase the next for any number of reasons.


Industry Overview

     Motorsports is currently the fastest growing spectator sport in the United States, with NASCAR the fastest growing industry segment. In 2000, NASCAR sanctioned 94 Winston Cup, Busch Grand National and Craftsman Truck Series races. Races are generally heavily promoted, with a number of supporting events surrounding the main event, for a total weekend experience.

     In recent years, television coverage and corporate sponsorship have increased for NASCAR-sanctioned and other motorsports events. All NASCAR Winston Cup and Busch Grand National, Indy Racing League, Championship Auto Racing Teams, and major National Hot Rod Association events, as well as several World Of Outlaws and other events sponsored by the Company are currently televised nationally. According to NASCAR, major national corporate sponsorship of NASCAR-sanctioned events (which currently includes over 70 Fortune 500 companies) also continues to increase significantly. Sponsors include such companies as Coca-Cola, Dodge, General Motors, DaimlerChrysler, Cracker Barrel, Harrah's Casino, NAPA, Save Mart, United Auto Workers, Food City, Sharpie and RJR Nabisco. The Company intends to increase the exposure of its current Winston Cup, Busch Grand National, Indy Racing League, Championship Auto Racing Teams, National Hot Rod Association and World of Outlaw events. The Company also intends to add television coverage to other speedway events, increase broadcast and sponsorship revenues and schedule additional racing and other events at each of its speedway facilities.

     Management believes the historic consolidation of domestic television broadcast and ancillary rights for NASCAR Winston Cup and Busch Grand National Series events, which commences in 2001 (see "Recent Developments"), will significantly increase the media's interest, while expanding sponsorship, merchandising and attendance revenues. An important aspect of these rights packages is that increased contracted revenue streams begin in fiscal 2001 and continue for several years. Management also believes that the ancillary rights packages for internet, specialty pay-per-view, foreign distribution and other international television broadcast rights will intensify corporate and fan interest and create increased demand for NASCAR racing and related merchandising in foreign and other untapped markets.

     Although somewhat common in other major sports venues, the Company's facility naming rights agreement with Lowe's Home Improvement Warehouse was the first in the motorsports industry. This ten year agreement, as well as other sponsorships similar to the Company's three year comprehensive marketing agreement with Nationwide Insurance focusing on safety and customer assistance, illustrates not only the increasingly broad spectrum of major national corporate sponsorship interest, but also the long-term confidence being placed in first-class facilities in premium markets. In 2001, Dodge is reentering NASCAR racing. This country's "big three" automakers will now be competing against each other for the first time since 1985, bringing many Chrysler loyalists back to motorsports. In addition, corporate sponsorships from industries somewhat new to NASCAR, and motorsports in general, are another strong indicator of the increasing marketing appeal to widening demographics. For example, entertainment and service-oriented companies such as Harrah's Casino, Federal Express, Northern Lighting Technology, a leading Internet search engine, and others have recently become major sponsors.

     The dramatic increase in corporate interest in the sport has been driven by the attractive advertising demographics of stock car and other motorsports racing fans. A recent Street & Smith's Business Journal survey shows NASCAR continues as the leader in sponsor satisfaction in the eyes of national sports sponsors. In addition, brand loyalty (as measured by fan's usage of sponsors' products) is the highest of any nationally televised sport according to a study published by Performance

Research in 2000. Fueled by popular and accessible drivers, strong fan brand loyalty, a widening demographic reach, increasing appeal to corporate sponsors and rising broadcast revenues, industry competitors are actively pursuing internal growth and industry consolidation. Speedway operations generate high operating margins and are protected by high barriers to competitive entry, including capital requirements for new speedway construction, marketing, promotional and operational expertise, and license agreements with NASCAR and other sanctioning bodies.


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

     Commitment to Quality and Customer Satisfaction. Since the 1970's, management has embarked upon a series of capital improvements, including the construction and expansion of additional premium permanent grandstand seating, new luxury suites, first- class trackside dining and entertainment facilities, and condominium complexes overlooking three of the Company's speedways. In 1992, LMSC became the first and only superspeedway in North America to offer nighttime racing, and now all of the Company's speedways, except SPR, offer it. The Company continues to improve and construct new food concessions, restrooms and other fan amenities at its speedways to increase spectator comfort and enjoyment. For example, BMS and LMSC have recently added unique mezzanine level concourses with convenient souvenir, concessions and restroom facilities, and permanent seating featuring new stadium-style terrace sections to increase spectator convenience and accessibility. Because excess demand for premium seating continues, in 2000, BMS and LMSC added 12,000 and 14,000 stadium-style seats, respectively, both featuring outstanding views, convenient elevator access and popular food courts. The Company continues to reconfigure traffic patterns, entrances, and expand on-site roads and available parking at its speedways to ease congestion caused by the increases in attendance. For example, in recent years LMSC, SPR and TMS have acquired adjoining land to provide additional entrances and significantly expand spectator parking areas. These improvements complement the Company's plans to significantly upgrade and modernize SPR's facilities over the next few years with expanded seating, suites, fan amenities and pedestrian infrastructure. Lastly, TMS has significantly expanded its parking areas and improved traffic control dramatically reducing travel congestion. Both LVMS and TMS were designed to maximize spectator comfort and enjoyment, and the Company continues to make improvements as management acquires further operating experience with these new facilities.

     Innovative Marketing and Event Promotion. Management believes that it is important to market the Company's scheduled events throughout the year, both regionally and nationally. The Company markets its events by offering tours of its facilities, providing satellite links for media outlets, conducting direct mail campaigns and staging pre-race promotional activities such as live music, skydivers and daredevil stunts. The Company's marketing program also includes the solicitation of prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event include luxury suite rentals, block ticket sales and Company-catered hospitality, as well as souvenir race program and track signage advertising. The Company's innovative marketing is exemplified by progressive programs such as offering Preferred Seat Licenses at TMS -- a first in the motorsports industry, and obtaining a ten-year facility naming rights agreement with Lowe's Home Improvement Warehouse -- another industry first. The Company's three year comprehensive marketing agreement with Nationwide Insurance focusing on safety and customer assistance is yet another example of its successful efforts in marketing the widening demographic reach of motorsports.

     The Company constructed and operates The Speedway Club at LMSC and The Texas Motor Speedway Club, both featuring exclusive dining and entertainment facilities and executive offices adjoining the main grandstands and overlooking the main super speedways. These VIP clubs contain first-class restaurant-entertainment clubs, and TMS includes a health-fitness membership club, and offer top quality catering and corporate meeting facilities. Open year-round, these two VIP clubs are focal points of the Company's ongoing efforts to improve amenities, attract corporate and other clientele, and provide enhanced facility comfort for the benefit of spectators. The Texas Motor Speedway Club opened in March 1999.

     The Company has constructed 46 trackside condominiums at AMS and 76 condominiums at TMS above turn two of the speedway, of which 44 and 68, respectively, have been sold or contracted for sale as of December 31, 2000. The Company has also built and sold 40 trackside condominiums at LMSC in the 1980's and another 12 units at LMSC from 1991 to 1994. Many are used by team owners and drivers, which is believed to enhance their commercial appeal.

     Utilization of Media. As discussed above, the Company no longer negotiates directly with network and cable television companies for live coverage of its NASCAR-sanctioned races. The Company, NASCAR and others in the motorsports industry have consolidated the domestic television and ancillary broadcast rights for NASCAR Winston Cup and Busch Grand National Series events beginning in 2001. Management believes the media's increased overall attention focused on motorsports will result in expanding sponsorship, merchandising and attendance revenues. Management also believes the ancillary rights package with the NASCAR Channel, NASCAR.com, international broadcasting, satellite radio broadcasting, SportsVision, FanScan, and specialty pay-per-view telecasts, will appeal to a broadening demographic base, including younger and foreign racing enthusiasts, thereby intensifying corporate and fan interest and creating increased demand for NASCAR racing and related merchandising in foreign and other new untapped markets.

     The Company also broadcasts substantially all of its NASCAR Winston Cup and Busch Grand National Series racing events, as well as other events at each of its speedways, over its proprietary radio Performance Racing Network ("PRN"). PRN is syndicated nationwide to more than 500 stations, and along with the broadcasting of Company racing events, sponsors four weekly racing-oriented programs throughout the NASCAR season. In 2000, the Company acquired Racing Country USA, a national radio show syndicated to more than 300 affiliates nationwide. Its combination with PRN provides the Company with access to more than 11 million listeners nationwide plus over 800 radio stations throughout North America -- offering sponsors a very powerful and expansive promotional network. The Company plans to carry additional events at each of its speedways over PRN and Racing Country USA in 2001.

     Management also seeks to increase the visibility of its racing events and facilities through local and regional media interaction. For example, each January the Company sponsors a four-day media tour at LMSC to promote the upcoming Winston Cup season. In 2001, this event featured Winston Cup drivers and attracted media personnel representing television networks and stations from throughout the United States. TMS also stages a similar media tour each year before the racing season begins featuring Winston Cup drivers and is attended by numerous media personnel from throughout the United States.


Growth Strategy

     Management believes that the Company can achieve its growth objectives by increasing attendance and broadcasting, sponsorship and other revenues at existing facilities and by expanding its promotional and marketing expertise to take advantage of opportunities in attractive new markets. It intends to continue implementing this growth strategy through the following means:

     Expansion and Improvement of Existing Facilities. Management believes that spectator demand for its largest events exceeds existing permanent seating capacity. The Company plans to continue expanding permanent grandstand seating and luxury suites, and making other significant renovations and improvements at its speedways in 2001, as further described in "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Expenditures." The Company completed major renovations at AMS in 1997, including reconfiguration into a state-of-the-art 1.54-mile, lighted, quad-oval superspeedway, adding approximately 22,000 permanent seats, including 58 new suites, and changing the start-finish line location. AMS installed lighting for its inaugural IRL night race in 1998, and now all of the Company's speedways, except SPR, offer nighttime racing. In 1998, BMS continued its expansion by adding approximately 19,000 permanent seats, including 42 new luxury suites, and LMSC added approximately 12,000 permanent seats, including 12 new luxury suites. SPR was partially reconfigured in 1998 into a stadium-style road course featuring "The Chute" which provides spectators improved sight lines and expanded viewing areas for increased spectator comfort and enjoyment. In 1999, BMS completed the reconstruction and expansion of its dragstrip into a state-of-the-art dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. BMS currently hosts an annual NHRA-sanctioned Nationals event and other bracket racing events, as well as various auto shows. Also in 1999, the Company added approximately 10,000 permanent seats at LMSC and 4,000 at TMS. In recent years, LMSC, SPR and TMS have purchased adjoining land to provide additional entrances and further expand its parking areas to improve traffic flow and ease congestion caused by the growth in attendance.

     In 2000, the Company added approximately 12,000 permanent seats at BMS, 14,000 at LMSC, and 7,000 at LVMS. Construction of 4/10-mile, modern, lighted, dirt track facilities at LMSC and TMS was completed in 2000, where nationally-televised events such as World of Outlaws and UDTRA Pro Dirt Car Series, as well as American Motorcycle Association ("AMA") and other racing events are held annually. Also in 2000, LVMS completed reconstruction and expansion of one of its dragstrips into a state-of-the-art dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. The Strip at Las Vegas is currently hosting two NHRA Nationals events in 2001. The Company plans to continue reconfiguring and modernizing SPR into a "stadium-style" road racing course, adding up to 25,000 new grandstand bleacher seats, 64,000 new hillside terrace seats, and 19 new luxury suites. As in recent years, the Company will continue to improve and expand concessions, restroom and other fan amenities facilities at its speedways, as well as reconfiguring traffic patterns, entrances, and expanding on-site roads and available parking to ease congestion caused by the increases in attendance, consistent with management's commitment to quality and customer satisfaction. Management believes that the expansion and improvements will generate additional admissions and event related revenues. In 2002, after planning to add up to 89,000 new seats at SPR, the Company's total permanent speedway seating capacity would exceed 800,000.

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

     The LVMS acquisition was a major strategic transaction for the Company. Also, the acquisition of SPR marked the Company's entry into the Northern California television market, which is currently the fifth largest television market in the United States. These acquisitions achieve a critical mass west of the Mississippi River that enhances the Company's overall operations, as well as broadcast and sponsorship opportunities. The Company intends to capitalize on its top market entertainment value to further grow LVMS, the sport of NASCAR and other racing series.

     The Company is currently strategically positioned with speedways in six of the premier markets in the United States, including three of the top ten television markets. Published NASCAR Winston Cup and Busch Grand National television ratings indicate that so far the average ratings for the 2001 racing season have increased significantly over 2000. These strong increases, although early in the season, are positive indicators of NASCAR's continuing growth in popularity and appeal to an ever-widening demographic audience. In addition, the Company's first facility naming rights agreement with Lowe's Motor Speedway contains gross fees aggregating approximately $35,000,000 over the ten year agreement term. Management believes these positive developments bode well for the Company's future naming rights possibilities and other innovative marketing opportunities.

     Further Development of Finish Line Events, 600 Racing Legends Car and Performance Racing Network Businesses. In 1998, the Company restructured and consolidated its food, beverage and souvenir operations into Finish Line Events. FLE provides event food, beverage, and souvenir merchandising services, as well as expanded ancillary support services, to all of the Company's facilities and other unaffiliated sports-related venues. The Company believes this restructuring provides better products and expanded services to its customers, enhancing their overall entertainment experience, while allowing the Company to achieve substantial operating efficiencies.

     Introduced by the Company in 1992, the Company developed the Legends Circuit for which it manufactures and sells cars and parts used in Legends Circuit racing events and is the official sanctioning body. Legends Cars are 5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on "short" tracks of 3/8-mile or less. In late 1997, as an extension of the Legends Car concept, 600 Racing released a new "Bandolero" line of smaller, lower-priced, entry level stock cars, which appeals to younger racing enthusiasts. Then in late 2000, the Company released a new faster "Thunder Roadster" stock car modeled after older-style roadsters that competed in past Indianapolis 500's in the early 1960's.

     Management believes that the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $13,000. With retail prices of less than $7,000 for the Bandolero and $17,000 for the Thunder Roadster, management believes these cars are affordable by a new and expanding group of racing enthusiasts who otherwise could not race on an organized circuit. The Legends Car, the Bandolero, and the Thunder Roadster (hereafter referred to collectively as "Legends Cars") are not designed for general road use. Cars and parts are currently marketed and sold through approximately 50 distributors doing business throughout the United States, Canada, and Europe. Since 1995, Legends Cars have been manufactured by 600 Racing at a leased 92,000-square-foot facility located approximately two miles from LMSC. Legends Car revenues from this business have grown from $5.7 million in 1994 to $9.4 million in 2000.

     Legends Circuit races continue to be the fastest growing short track racing division in motorsports. More than 1,900 sanctioned races were held nationwide in 2000, and 600 Racing is the third largest short track sanctioning body in terms of membership behind NASCAR and IMCA. Currently, sanctioned Legends Car races are conducted at all of the Company's speedways except BMS. The Company plans to continue broadening the Legends Car Circuit, increasing the number of sanctioned races and tracks at which Legends Car races are held.

     The Company broadcasts substantially all of its NASCAR Winston Cup and Busch Grand National Series racing events over its proprietary radio Performance Racing Network. PRN also sponsors four weekly racing-oriented programs throughout the NASCAR season, which along with event broadcasts, are nationally syndicated to more than 500 stations. In 2000, the Company acquired Racing Country USA, a national radio show syndicated to more than 300 affiliates nationwide. Founded in 1990, Racing Country USA is a two-hour radio show featuring country music hits and NASCAR-related programming. This combined programming with PRN provides the Company access to more than 11 million listeners nationwide, plus over 800 radio stations throughout North America. It also allows the Company to further promote its events and facilities on a weekly basis and offer sponsors a very powerful and expansive promotional network. The Company plans to carry other events at each of its speedways over PRN and Racing Country USA in 2001.

     Increased Daily Usage of Existing Facilities. Management constantly seeks revenue-producing uses for the Company's speedway facilities on days not committed to racing events. Such other uses include car and truck shows, supercross motorcycle racing, auto fairs, driving schools, vehicle testing, settings for television commercials, concerts, holiday season festivities, print advertisements and motion pictures. In recent years, the Company began hosting a summer Legends Car series at each of its speedways except BMS. BMS and LVMS have recently reconstructed and expanded their dragways with permanent grandstand seating and luxury suites. Also, BMS and LVMS combined are currently hosting three annual NHRA Nationals events, other NHRA and bracket racing events, as well as various auto shows throughout the year.

     In 2000, LMSC and TMS completed construction of 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as World of Outlaws and UDTRA Pro Dirt Car Series, as well as AMA and other racing events are held annually. The Pennzoil World of Outlaws Sprint Car Series is the fifth most popular motorsports series in the United States. Other examples of increased usage include LMSC's hosting of a major country music concert in 2000, and TMS's spring Autofest featuring Pate Swap Meets. The Company is also hosting a major country music concert at LVMS in 2001 and is attempting to schedule music concerts at certain other facilities. Non-race-day track rental revenues were $3,919,000 in 1998, $7,802,000 in 1999, and $10,034,000 in 2000.

     Along with such increased daily usage of its facilities, the Company is scheduled to host an inaugural CART racing event at TMS, and three IRL racing events company-wide in 2001. With more than twelve different track configurations at LVMS, including a 2.5 mile road course, 1/4 mile dragstrip, 1/8 mile dragstrip, 1/2 mile clay oval, 3/8 mile paved oval and several other race courses, the Company plans to capitalize on its top market entertainment value to further grow the speedway and other racing series, and to promote new expanded venues. With the addition of CART racing to its season schedule, TMS currently promotes the largest number of major motorsports racing series in the world.

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


Operations

     The Company's operations consist principally of racing and related events. The Company also conducts various other activities that generally are ancillary to its core business of racing as further described in "Other Operating Revenue" below.


Racing and Related Events

     NASCAR-sanctioned races are held annually at each of the Company's speedways. The following are summaries of racing events scheduled in 2001 at each speedway. Management constantly pursues the scheduling of additional motorsports racing and other events.

     AMS. In March 2001, AMS conducted the Cracker Barrel Old Country Store 500 Winston Cup race and the Aaron's 312 Busch Grand National race. AMS is scheduled to hold the last Winston Cup race of the season, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date          Event                                       Circuit
----          -----                                       -------
March 10      "Aaron's 312"                          Busch Grand National
March 11      "Cracker Barrel Old Country Store 500" Winston Cup
November 18   "NAPA 500"                             Winston Cup

     In 2001, AMS is also scheduled to hold one IRL event and one ARCA race.

     BMS. In March 2001, BMS conducted the Food City 500 Winston Cup race and the Cheez-It 250 Busch Grand National race. BMS is scheduled to hold an additional Winston Cup race and Busch Grand National race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date          Event                                       Circuit
----          -----                                       -------
March 24    "Cheez-It 250"                           Busch Grand National
March 25    "Food City 500"                          Winston Cup
August 24   "Food City 250"                          Busch Grand National
August 25   "Sharpie 500"                            Winston Cup

     In 2001, BMS is also scheduled to hold one NHRA Nationals event, one UDTRA event, and one WOO event.

     LMSC. In 2001, LMSC is scheduled to hold three Winston Cup races and two Busch Grand National races, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date          Event                                       Circuit
----          -----                                       -------
May 19      "The Winston"                            Winston Cup (all-star race)
May 26      "CARQUEST Auto Parts 300"                Busch Grand National
May 27      "Coca-Cola 600"                          Winston Cup
October 6   "Charlotte 300"                          Busch Grand National
October 7   "UAW-GM Quality 500"                     Winston Cup

     In 2001, LMSC is also scheduled to hold two ARCA races, two WOO events, one American LeMans event, and one AMA event.

     LVMS. In March 2001, LVMS conducted the UAW-DaimlerChrylser 400 Winston Cup race and the Sam's Town 300 Busch Grand National race, as well as other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date          Event                                       Circuit
----          -----                                       -------
March 3   "Sam's Town 300"                           Busch Grand National
March 4   "UAW-DaimlerChrysler 400"                  Winston Cup

     In 2001, LVMS is also scheduled to hold one NASCAR Craftsman Truck Series race, two NHRA Nationals events, two WOO events, two NASCAR Winston West and two Winston Southwest Series events, and various other racing events.

     SPR. In 2001, SPR is scheduled to hold one Winston Cup race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date          Event                                         Circuit
----          -----                                         -------
June 24   "Dodge/Save Mart 350"                        Winston Cup

     In 2001, SPR is also scheduled to hold one NHRA Nationals event, one NASCAR Winston Southwest Series event, one American LeMans event, and various AMA, Sports Car Club of America and other racing events.

     TMS. In 2001, TMS is scheduled to hold one Winston Cup race and one Busch Grand National race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date          Event                                         Circuit
----          -----                                         -------
March 31   "Jani-King 300"                             Busch Grand National
April 1    "Harrah's 500"                              Winston Cup

     In 2001, TMS is also scheduled to hold two NASCAR Craftsman Truck Series races, two IRL events, one CART event, two WOO events and one American LeMans event.

     The following table shows selected revenues for the three years ended December 31, 2000. All amounts for 1998 exclude information for LVMS before the December 1998 acquisition.

                                             2000        1999        1998
                                         ----------- ----------- -----------
                                                   (in thousands)
      Admissions .......................  $142,160    $132,694    $107,601
      Broadcast revenue ................    34,495      28,547      20,014
      Sponsorship revenue ..............    33,977      29,202      18,346
      Other event related revenue ......    95,162      90,567      67,099
      Other operating revenue ..........    48,503      36,483      16,736
                                          --------    --------    --------
        Total ..........................  $354,297    $317,493    $229,796
                                          ========    ========    ========

     Admissions. Grandstand ticket prices at the Company's NASCAR-sanctioned events in 2000 range from $10.00 to $130.00. In general, the Company establishes ticket prices based on spectator demand and cost of living increases.

     Broadcast Revenue. The Company has negotiated contracts with NASCAR for television station and network broadcast coverage of all of its NASCAR-sanctioned events. The Company also broadcasts substantially all of its NASCAR Winston Cup and Busch Grand National Series races over its proprietary Performance Racing Network, which also sponsors four weekly racing-oriented programs throughout the NASCAR season. The Company derives revenue from the sale of commercial time on PRN, which is syndicated nationwide to more than 500 stations. None of the Company's broadcast contracts accounted for as much as 5% of total revenues in 2000.

     Sponsorship Revenue. The Company's revenue from corporate sponsorships is paid in accordance with negotiated contracts. The identities of sponsors and the terms of sponsorship change from time to time. The Company currently has sponsorship contracts with such major manufacturing and consumer products companies as Coca-Cola, DaimlerChrysler, Dodge, General Motors, Miller Brewing Company, Anheuser-Busch, RJ Nabisco, NAPA, Cracker Barrel, Harrah's Casino, Save Mart, Food City, Sharpie, Chevrolet and Ford. Some contracts allow sponsors to name a particular racing event, as in the "Coca-Cola 600", "UAW-DaimlerChrylser 400", and the "UAW-GM Quality 500." Other considerations range from "Official Car" or "Official Truck" designations at Company speedways including Ford, Chevrolet, Dodge, and Pontiac, to exclusive advertising and promotional rights in sponsor product categories such as Anheuser-Busch and Miller. Also, the Company's ten-year facility naming rights agreement renamed Charlotte Motor Speedway as Lowe's Motor Speedway at Charlotte. None of the Company's event sponsors accounted for as much as 5% of total revenues in 2000.


     Other Event Related Revenue. The Company derives other revenue from the sale of food, beverages, and souvenirs, from fees paid for catering "hospitality" receptions and private parties at its speedways and from parking. As of December 31, 2000, the Company's speedways had a total of approximately 663 luxury suites available for leasing to corporate sponsors or others at current 2000 annual rates ranging from $20,000 to $100,000. LMSC has also constructed 40 open-air boxes, each containing 32 seats, which are currently available for renting by corporate sponsors or others at annual rates of up to $38,000. The Company's tracks and related facilities are leased frequently to others for use in driving schools, testing, research and development of race cars and racing products, settings for commercials and motion pictures, and other outdoor events.

     Other Operating Revenue. The Company also derives other operating revenue from The Speedway Club at LMSC and The Texas Motor Speedway Club, dining and entertainment facilities located at the respective speedways, and from Legends Car operations. The Company also derives other revenue from Motorsports By Mail LLC ("MBM"), a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel, from Oil-Chem Research Corp. ("Oil-Chem"), which produces an environmentally-friendly metal-energizer, from SoldUSA, Inc., an internet auction and e-commerce company, and from Wild Man Industries ("WMI"), a screen printing and embroidery manufacturer and distributor of wholesale and retail apparel. MBM is a wholly-owned subsidiary of FLE, Oil-Chem and SoldUSA are substantially wholly-owned subsidiaries of SMI, and WMI is a division of FLE.


Competition

     The Company is the leading motorsports promoter in the local and regional markets served by its six speedways, and competes regionally and nationally with other speedway owners to sponsor events, especially NASCAR, IRL, CART, NHRA and WOO sanctioned events. The Company also competes for spectator interest with all forms of professional and amateur spring, summer and fall sports, and with a wide range of other available entertainment and recreational activities, conducted in and near Atlanta, Bristol, Charlotte, Las Vegas, Fort Worth, and Sonoma.


Employees

     As of December 31, 2000, the Company had approximately 803 full-time employees and 248 part-time employees. The Company hires temporary employees to assist during periods of peak attendance at its events. None of the Company's employees are represented by a labor union. Management believes that the Company enjoys a good relationship with its employees.


Environmental Matters

     Solid waste landfilling has occurred on and around the Company's property at LMSC for many years. Landfilling of general categories of municipal solid waste on the LMSC property ceased in 1992. However, there is one landfill currently being permitted at LMSC to receive inert debris and waste from land clearing activities ("LCID" landfill), and one LCID landfill that was closed in 1999. Two other LCID landfills on the LMSC property were closed in 1994. LMSC intends to allow similar LCID landfills to be operated on the LMSC property in the future. Prior to 1999, LMSC leased a portion of its property to Allied Waste Industries, Inc. ("Allied") for use as a construction and demolition debris landfill (a "C & D" landfill), which can receive solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but cannot receive inert debris, land-clearing debris or yard debris. In addition, Allied owns and operates an active solid waste landfill adjacent to LMSC. Management believes that the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property.

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


Patents and Trademarks

     The Company has trademark rights in "Speedway Motorsports", "Atlanta Motor Speedway", "Charlotte Motor Speedway", "Las Vegas Motor Speedway", "Sears Point Raceway", "Finish Line Events" and "Z - Max". It also has trademark rights concerning its "Legends Cars", "600 Racing", "The Speedway Club", "AutoFair", and its corporate logos. Trademark and service mark registrations are pending with respect to "Bristol Motor Speedway", "Motorsports By Mail", "WildMan", "Bandolero", and "Texas Motor Speedway". The Company also has six patents and five patent applications pending with respect to its Legends Car and Bandolero Car design and technology. Management's policy is to protect its intellectual property rights zealously, including through litigation, to protect their proprietary value in souvenir sales and market recognition.

Item 2. Properties

     The Company's principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and its telephone number is
(704) 455-3239. A description of each Company speedway follows:

     Atlanta Motor Speedway. AMS is located on 870 acres of Company-owned land in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. Built in 1960, and owned by the Company since 1990, today AMS is a modern, attractive facility. In 1996, the Company completed 17 new suites at AMS, reconfigured AMS's main entrances and expanded on-site roads to ease congestion caused by the increases in attendance. In November 1997, the Company completed major renovations at AMS, including its reconfiguration into a "state-of-the-art" 1.54-mile, lighted, quad-oval superspeedway, the addition of approximately 22,000 permanent seats, including 58 new suites, and changing the start-finish line location. Other significant improvements in 1997 included new scoreboards, new garage areas, and new infield media and press box centers. Lighting was installed for its inaugural IRL night race in August 1998. At December 31, 2000, AMS had permanent seating capacity of approximately 124,000, including 141 luxury suites. AMS has constructed 46 condominiums overlooking the Atlanta speedway and is marketing the two remaining unsold condominiums. Similar to 2000, AMS plans to continue improving and expanding its on-site roads and available parking in 2001 to ease congestion and improve traffic flow.

     Bristol Motor Speedway. The Company acquired BMS in January 1996. BMS is located on approximately 550 acres in Bristol, Tennessee and is a one-half mile, lighted, 36-degree banked concrete oval. BMS also owns and operates a one-quarter mile lighted dragstrip. BMS is the most popular facility in the Winston Cup circuit among race fans due to its 36 degree banked turns and lighted nighttime races. Management believes that spectator demand for its Winston Cup events at BMS exceeds existing permanent seating capacity. In 1996, BMS added approximately 6,000 permanent grandstand seats and relocated various souvenir, concessions and restroom facilities to the mezzanine level to increase spectator convenience and accessibility. In 1997, BMS added approximately 39,000 permanent grandstand seats and constructed 55 new suites for a net increase of 31. In 1998, BMS added approximately 19,000 permanent grandstand seats, including 42 new luxury suites, again featuring a new stadium-style terrace section and mezzanine level facilities for enhanced spectator convenience and accessibility, and made other site improvements. In 1999, BMS completed reconstruction and expansion of its dragstrip into a state-of-the-art dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. In 2000, BMS added 12,000 stadium-style seats, featuring outstanding views, convenient elevator access and popular food courts. At December 31, 2000, BMS had permanent seating capacity of approximately 146,000, including 106 luxury suites. In 2001, BMS plans to continue improving and expanding fan amenities, and make other site improvements.

     Lowe's Motor Speedway (formerly known as Charlotte Motor Speedway). LMSC is located in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. On Winston Cup race days it uses more than 1,000 acres of land, some of which is leased from others. LMSC was among the first superspeedways built and today is a modern, attractive facility. The principal track is a 1.5- mile banked asphalt quad-oval facility, and was the first superspeedway in North America lighted for nighttime racing. LMSC also has four lighted "short" tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), as well as a 2.25-mile asphalt road course. The Company has consistently improved and increased spectator seating arrangements at LMSC, and is now the second largest capacity sports facility in the United States. In 1997, LMSC added a state-of-the-art 25,000 seat grandstand, featuring a unique mezzanine level concourse and 26 new suites, among other site improvements. In 1998, LMSC added approximately 12,000 permanent seats, including 12 new luxury suites, again featuring a new stadium-style terrace section and mezzanine level facilities for enhanced spectator convenience and accessibility. In 1999, LMSC added approximately 10,000 permanent seats, and further expanded parking areas to accommodate the increases in attendance and to ease congestion. In 2000, LMSC added 14,000 stadium-style terrace seats, featuring outstanding views, convenient elevator access and popular food courts. Also in 2000, LMSC completed construction of a 4/10-mile, modern, lighted, dirt track facility. At December 31, 2000, LMSC had permanent seating capacity of approximately 171,000, including 120 luxury suites. In 2001, LMSC plans to continue improving and expanding concessions, restroom and other fan amenities, expand its available parking to ease congestion and improve traffic flow, and make other site improvements.

     Las Vegas Motor Speedway. The Company acquired LVMS in December 1998. LVMS, located on approximately 1,300 acres in Las Vegas, Nevada, is a 1.5-mile, lighted, asphalt superspeedway, and includes several other on-site race tracks. The other race tracks include a 1/4-mile dragstrip, 1/8-mile dragstrip, 2.5-mile road course, 1/2-mile clay oval, 3/8-mile paved oval, motocross and other off-road race courses. Construction of LVMS was substantially completed in 1997, and its first major NASCAR Winston Cup race was held in March 1998. The superspeedway's configuration readily allows for significant future expansion. In 1999, LVMS expanded concessions, restroom and other fan amenities facilities, and made other site improvements. In 2000, LVMS added approximately 7,000 permanent seats, expanded concessions, restroom and other fan amenities, and made other site improvements. LVMS also completed reconstruction and expansion of one of its dragstrips into a state-of-the-art dragway, The Strip at Las Vegas, with permanent grandstand seating, luxury suites, and extensive fan amenities. At December 31, 2000, LVMS had permanent seating capacity of approximately 114,000, including 102 luxury suites. In 2001, LVMS plans to continue improving and expanding fan amenities and make other site improvements.

     Sears Point Raceway. The Company acquired SPR in November 1996. SPR, located on approximately 1,500 acres in Sonoma, California, consists of a 2.52-mile, twelve-turn road course, a one-quarter mile dragstrip, and a 157,000 square foot industrial park. SPR currently does not have permanent seating capacity but provides temporary seating and suites for approximately 24,000 spectators in addition to other general admission seating arrangements along its 2.52-mile road course. In 1997, SPR made various parking, road improvements and grading changes to improve spectator sight lines, and to increase and improve seating and facilities for spectator and media amenities. In 1998, SPR acquired adjoining land to provide an additional entrance and expanded spectator parking areas to accommodate the increases in attendance and to ease congestion. Also in 1998, SPR was partially reconfigured into a 1.9-mile stadium-style road course featuring "The Chute" which provides spectators with improved sight lines and expanded viewing areas. The Chute provides multiple configurations within SPR's overall 2.52-mile road coarse. The Company plans to continue major renovations at SPR, including its ongoing reconfiguration and modernization into a "stadium-style" road racing course, adding up to 25,000 new grandstand seats, 64,000 new hillside terrace seats, and 19 new luxury suites. In addition, SPR plans to continue improving and expanding its on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow.

     Texas Motor Speedway. TMS, located on approximately 1,360 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway with permanent seating capacity of approximately 157,000, including 194 suites, and 76 condominiums. TMS, one of the largest sports facilities in the United States in terms of permanent seating capacity, hosted its first major NASCAR Winston Cup race in April 1997, preceded by a Busch Grand National race. TMS was designed to maximize spectator comfort and enjoyment, and further design improvements are expected at TMS as management acquires operating experience with this new facility. The TMS facilities are subject to a lease transaction with the Fort Worth Sports Authority as of December 31, 2000. See Note 2 to the Consolidated Financial Statements for information on the terms and conditions of the lease transaction. In 1999, TMS added approximately 4,000 permanent seats and, among other site improvements, expanded its parking areas and improved traffic control dramatically reducing travel congestion. In addition, TMS has an executive office tower adjoining the main grandstand and overlooking the speedway which houses The Texas Motor Speedway Club. In 2000, TMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. At December 31, 2000, TMS had permanent seating capacity of approximately 157,000, including 194 luxury suites. In 2001, TMS plans to convert approximately 50 suites to speedway club-style seating areas. Although these suites are currently unleased, management believes excess demand for premium seating and services at TMS's largest events exceeds current availability, and that conversion will generate additional operating profits. Similar to 2000, TMS plans to continue improving and expanding its on-site roads and available parking in 2001 to ease congestion and improve traffic flow.


Item 3. Legal Proceedings

     On April 23, 1996, the Northwest Independent School District (the "Texas School District"), within whose borders TMS is located, filed a complaint against TMS, among others, in a case styled Northwest Independent School District v. City of Fort Worth, F Sports Authority, Inc., the Governor of Texas, the Comptroller of Public Accounts of Texas, the Attorney General and Texas Motor Speedway, Inc. (the "School District Litigation"). The School District Litigation was filed in State District Court of Thrives County, Texas seeking a judgement that the statutory basis for any claimed tax exemption for TMS was unconstitutional under the Texas Constitution and that TMS would be required to pay ad valorem taxes on the TMS facility. In January 2000, the Texas School District settled this matter after affiliates of SMI conveyed approximately three acres of land to the Texas School District.

     On May 1, 1999, during the running of an IRL event at LMSC, an on-track accident occurred that caused race car debris to enter the spectator seating area (the "May 1999 IRL Accident"). Three deaths and injuries to others resulted. The three decedents' estates filed separate wrongful death lawsuits against SMI, IRL and others in the Superior Court of Mecklenburg County, North Carolina. The Estate of Dexter Mobley lawsuit was filed on May 28, 1999, and the Estates of Randy Pyatte and Jeffrey Patton lawsuits were filed on August 26, 1999. These suits sought unspecified compensatory and punitive damages. These lawsuits were settled in May 2000 without any admission of wrongdoing or liability on the part of SMI. Settlement had no material adverse affect on the Company's financial position or results of operations.

     On February 13, 2001, the parents of Haley A. McGee filed a personal injury action related to the May 1999 IRL Accident against SMI, LMSC and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of the minor, Haley A. McGee, as well as the medical expenses incurred and wages lost by her parents. SMI intends to file an answer in this action. SMI intends to defend itself and to deny the allegations of negligence as well as related claims for punitive damages. Management does not believe the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

     On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMSC, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure was the result of excessive interior corrosion resulting from improperly manufactured bridge components. All personal injury claims resulting from this incident are currently being handled by the bridge's manufacturer, Tindall Corporation, and its insurer.

     To date, fifteen separate lawsuits have been filed by individuals claiming injuries from the bridge failure on May 20, 2000. All fifteen lawsuits seek unspecified compensatory and punitive damages. SMI has filed or will file shortly answers in all of the actions and preliminary discovery has begun in many of the cases but is not complete. SMI intends to defend itself and denies the allegations of negligence as well as related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future. Management does not believe the outcome of these lawsuits or this incident will have a material adverse affect on the Company's financial position or future results of operations.

     The fifteen lawsuits that have been filed are as follows: Bryan Heath Baker, Susan D. Baker, John A. Hepler, III, Tammy L. Hepler, Curtis D. Hepler and Patricia B. Hepler vs. Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Tindall Corporation and Anti-Hydro International, Inc., Rowan County, North Carolina, filed October 12, 2000; Richard F. Brenner and Eileen
M. Brenner vs. Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Tindall Corporation and Anti-Hydro International, Inc., Mecklenburg County, North Carolina, filed November 13, 2000; Kenneth Michael Brown, Sandra D. Melton, Robert Morris Melton, Jr., Robert Christopher Melton, Cammie L. Yarborough, Charles Lynn Yarborough, Cammie Yarborough as parent and natural guardian of Alexandria V. Yarborough vs. Speedway Motorsports, Inc., Tindall Corporation and Anti-Hydro International, Inc., Rowan County, North Carolina, filed May 31, 2000; Thomas A. Joyner, Jr. and Cathy B. Joyner vs. Speedway Motorsports, Inc., Tindall Corporation and Anti-Hydro International, Inc., Cabarrus County, North Carolina, filed August 24, 2000; William A. Malesich vs. Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Tindall Corporation and Anti-Hydro International, Inc., Mecklenburg County, North Carolina, filed November 13, 2000; Hugh E. Merchant and Dallas B. Merchant vs. Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Tindall Corporation, and Anti-Hydro International, Inc., Rowan County, North Carolina, filed December 4, 2000; James H. Merchant, Melissa K. Merchant, James Shelby Merchant, and Melissa K. Merchant as parent and Guardian Ad Litem for Logan A. Merchant, minor, vs. Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Tindall Corporation and Anti-Hydro International, Inc., Wake County, North Carolina, filed December 27, 2000; Alexander Watson vs. Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Tindall Corporation and Anti-Hydro International, Inc., Mecklenburg County, North Carolina, filed November 13, 2000; Matthew T. Watson vs. Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Tindall Corporation and Anti-Hydro International, Inc., Mecklenburg County, North Carolina, filed November 13, 2000; David G. Yetter and Ruth M. Yetter vs. Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Tindall Corporation and Anti-Hydro International, Inc., Mecklenburg County, North Carolina, filed November 13, 2000; Henry Stevenson Crawford and Carolyn E. Crawford vs. Speedway Motorsports, Inc., Tindall Corporation, and Anti-Hydro International, Inc., Cabarrus County, North Carolina, filed December 18, 2000; Michael L. Propes and Susan Propes vs. Speedway Motorsports, Inc., Tindall Corporation, and Anti-Hydro International, Inc., Cabarrus County, North Carolina, filed December 18, 2000; Terrell Kearse, Deborah Kearse, Michael Kearse and Pam Kearse vs. Charlotte Motor Speedway, Inc., Tindall Corporation and Anti-Hydro International, Inc., Cabarrus County, North Carolina, filed February 16, 2001; John Emery v. Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc. and Tindall Corporation, United States District Court for the Middle District of North Carolina, filed February 23, 2001; and Tracy Foster v. Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc. and Tindall Corporation, United States District Court for the Middle District of North Carolina, filed February 23, 2001.

     On May 24, 2000, a Petition for Writ of Mandate, Declaratory Relief and Injunctive Relief was filed in the Superior Court of California, Sonoma County styled Yellow Flag Alliance, Tony Lilly and Nancy Lilly vs. Sonoma County and Sonoma County Board of Supervisors. This action was brought to challenge the Sonoma County Board of Supervisors' decision to authorize SPR to proceed with a renovation project. In particular, the petitioners claim that the Board failed to follow certain California's environmental statutes requiring evaluation of the impact the renovation would have on the environment such as noise, traffic, visual impairments, land use and zoning issues. Although neither SMI nor SPR is named in the action, an adverse outcome could impact our ability to expand the facility as planned. SMI believes that the Petition has no basis and will defend itself vigorously. Management does not believe the outcome of this incident will have a material adverse affect on the Company's financial position or future results of operations.

     On August 23, 2000, a shareholder derivative complaint was filed against SMI and its directors in Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. "Humpy" Wheeler, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack L. Kemp and Speedway Motorsports, Inc. (the "Crandon Complaint"), alleges that in February 2000, SMI sold the Las Vegas Industrial Park -- R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, SMI's Chief Executive Officer, Chairman and majority stockholder, at less than these properties' fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. Plaintiffs are seeking unspecified damages, SMI's establishment of a system of internal controls and procedures, rescission of the transaction with Mr. Smith or, alternatively, unspecified rescissory damages from Mr. Smith, and plaintiff's costs and attorney fees. On September 13, 2000, a second complaint, styled Kathy Mayo v. O. Bruton Smith, H.A. "Humpy" Wheeler, William R. Brooks, Mark M. Gambill, Jack L. Kemp and Speedway Motorsports, Inc., was filed in Delaware Chancery Court raising the same allegations and seeking the same relief as the Crandon Complaint. The Delaware court has consolidated the two cases. SMI believes that the consolidated complaints have no basis and will defend the action vigorously. SMI has filed an answer denying the allegations, and preliminary discovery has begun but is not yet complete.

     On January 31, 2001, the Federal Trade Commission (the "FTC") filed a complaint against SMI and its subsidiary, Oil-Chem, in the United States District Court, Middle District of North Carolina. The FTC is seeking a judgment to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to redress alleged injury to consumers. SMI has filed an answer in this action denying the allegations and intends to defend itself. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

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

     The Company is a party to other litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or future results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 2000, no matters were submitted to a vote of security holders.


                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

     The common stock of SMI, $.01 per share par value (the "Common Stock"), is traded on the New York Stock Exchange ("NYSE") under the symbol "TRK." The Common Stock has traded on the NYSE since the Company's initial public offering (the "IPO") in February 1995. As of March 9, 2001, 41,741,810 shares of Common Stock were outstanding and there were approximately 3,040 record holders of Common Stock.

     The Company intends to retain future earnings to provide funds for the operation and expansion of its business. As a holding company, the Company will depend on dividends and other payments from each of its speedways and its other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and working capital requirements. The Company does not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of dividends on the Common Stock will depend upon the results of operations, financial condition and capital expenditure plans of the Company, as well as such other factors as the Board of Directors, in its sole discretion, may consider relevant. Furthermore, the Company's Credit Facility and Senior Subordinated Notes (as described in Note 5 to the Consolidated Financial Statements) include covenants which preclude the payment of dividends.

     The following table sets forth the high and low closing sales prices for the Company's Common Stock, as reported by the NYSE Composite Tape for each calendar quarter during the periods indicated.

      2000                           High          Low
      -----                     ------------ ------------
      First Quarter ...........  $  35.000    $  23.750
      Second Quarter ..........     24.438       19.875
      Third Quarter ...........     26.250       20.813
      Fourth Quarter ..........     24.375       16.875

      1999
      ----
      First Quarter ...........     41.250       24.625
      Second Quarter ..........     44.750       38.000
      Third Quarter ...........     46.313       35.000
      Fourth Quarter ..........     46.125       25.500

Item 6. Selected Financial Data

     The following selected financial data for the five years ended December 31, 2000 have been derived from audited financial statements. The financial statements for each of the three years ended December 31, 2000 were audited by Deloitte & Touche LLP, and these financial statements and independent auditors' report are contained elsewhere herein. All of the data set forth below are qualified by this reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements (including the Notes thereto), and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                              Year Ended December 31:
                                                           -------------------------------------------------------------
                                                               2000        1999        1998        1997         1996
                                                           ----------- ----------- ----------- ------------ ------------
Income Statement Data (1)                                              (in thousands, except per share data)
Revenues:
  Admissions .............................................  $ 142,160   $ 132,694   $ 107,601    $ 94,032     $ 52,451
  Event related revenue. .................................    163,634     148,316     105,459      83,177       36,414
  Other operating revenue ................................     48,503      36,483      16,736      14,917       13,248
                                                            ---------   ---------   ---------    --------     --------
   Total revenues ........................................    354,297     317,493     229,796     192,126      102,113
                                                            ---------   ---------   ---------    --------     --------
Operating Expenses:
  Direct expense of events ...............................    117,229     110,650      83,046      65,347       30,173
  Other direct operating expense .........................     44,432      32,241      10,975       9,181        8,005
  General and administrative .............................     53,794      47,375      34,279      31,623       16,995
  Depreciation and amortization ..........................     31,192      28,536      21,701      15,742        7,598
  Preoperating expense of new facility (2) ...............         --          --          --       1,850           --
                                                            ---------   ---------   ---------    --------     --------
  Total operating expenses ...............................    246,647     218,802     150,001     123,743       62,771
                                                            ---------   ---------   ---------    --------     --------
Operating income .........................................    107,650      98,691      79,795      68,383       39,342
Interest income (expense), net ...........................    (26,973)    (27,686)    (12,228)     (5,313)       1,316
Concession contract rights resolution (3) ................     (3,185)         --          --          --           --
Acquisition loan cost amortization (4) ...................         --      (3,398)       (752)         --           --
Other income .............................................      1,740         959       3,202         991        2,399
                                                            ---------   ---------   ---------    --------     --------
Income before income taxes and cumulative effect of
  accounting change ......................................     79,232      68,566      70,017      64,061       43,057
Provision for income taxes ...............................     31,100      27,123      27,646      25,883       16,652
                                                            ---------   ---------   ---------    --------     --------
Income before cumulative effect of accounting change .....     48,132      41,443      42,371      38,178       26,405
Cumulative effect of accounting change for club
  membership fees (5) ....................................     (1,257)         --          --          --           --
                                                            ---------   ---------   ---------    --------     --------
Net income ...............................................  $  46,875   $  41,443   $  42,371    $ 38,178     $ 26,405
                                                            =========   =========   =========    ========     ========
Basic Earnings Per Share:
  Before cumulative effect of accounting change ..........  $    1.16   $    1.00   $    1.02    $   0.92     $   0.65
                                                                        =========   =========    ========     ========
  Accounting change for club membership fees (5) .........      (0.03)
                                                            ---------
  Basic earnings per share ...............................  $    1.13   $    1.00   $    1.02    $   0.92     $   0.65
                                                            =========   =========   =========    ========     ========
  Weighted average shares outstanding ....................     41,663      41,569      41,482      41,338       40,476
                                                            =========   =========   =========    ========     ========
Diluted Earnings Per Share:
  Before cumulative effect of accounting change ..........  $    1.13   $    0.97   $    1.00    $   0.89     $   0.64
                                                                        =========   =========    ========     ========
  Accounting change for club membership fees (5) .........      (0.03)
                                                            ---------
  Diluted earnings per share .............................  $    1.10   $    0.97   $    1.00    $   0.89     $   0.64
                                                            =========   =========   =========    ========     ========
  Weighted average shares outstanding ....................     44,715      44,960      44,611      44,491       41,911
                                                            =========   =========   =========    ========     ========
Pro forma Amounts Assuming Retroactive Application Of
  Accounting Change (5): .................................
  Net income .............................................  $  48,132   $  40,601   $  42,294    $ 38,104     $ 26,334
  Basic earnings per share ...............................  $    1.16   $    0.98   $    1.02    $   0.92     $   0.65
  Diluted earnings per share .............................  $    1.13   $    0.95   $    1.00    $   0.89     $   0.64
Balance Sheet Data (1)
Total assets .............................................  $ 991,957   $ 995,982   $ 904,877    $597,168     $409,284
Long-term debt, including current maturities:
  Revolving credit facility and other (6) ................     91,000     130,975     254,714       1,433       23,465
  Senior subordinated notes ..............................    252,788     253,208     124,708     124,674           --
  Convertible subordinated debentures ....................     66,000      74,000      74,000      74,000       74,000
  Capital lease obligations ..............................        309         377         502      19,433       18,165
Stockholders' equity .....................................  $ 379,341   $ 331,708   $ 287,120    $244,114     $204,735

---------
(1) These data for 1998 include LVMS acquired in December 1998, for 1997 include TMS which hosted its first racing event in April 1997, and for 1996 include AMS, LMSC and BMS acquired in January 1996 and SPR acquired in November 1996.

(2) Preoperating expenses consist of non-recurring and non-event related costs to develop, organize and open TMS, which hosted its first racing event in April 1997.

(3) Concession contract rights resolution represents costs to reacquire the contract rights to provide event food, beverage and souvenir merchandising services at SPR from a previous provider whose original contract term was to expire in 2004, including legal and other transaction costs. The present value of estimated net future benefits to operations under the contract rights is anticipated to exceed its costs. See Note 2 to the Consolidated Financial Statements.

(4) Acquisition loan cost amortization results from financing costs incurred in amending the Company's Credit Facility and Acquisition Loan to fund the December 1998 acquisition of LVMS. Associated deferred financing costs of $4,050,000 were amortized over the Acquisition Loan term which matured May 28, 1999. See Note 5 to the Consolidated Financial Statements.

(5) The Company changed its revenue recognition policies for Speedway Club membership fees in the fourth quarter of 2000. Net revenues from membership fees previously were recognized as income when billed and associated expenses were incurred. Under the change, net membership revenues are deferred when billed and amortized into income over ten years. The cumulative effect of the accounting change as of January 1, 2000 reduced fiscal year 2000 net income by $1,257,000 after income taxes. The pro forma amounts reflected above have been adjusted for the effect of retroactive application of the accounting change on net membership fee revenues, and related income taxes, had the new method been in effect for the periods presented. See Note 2 to the Consolidated Financial Statements.

(6) Other debt includes principally notes payable outstanding for the acquisition of SoldUSA of $1,000,000 and $941,000 at December 31, 2000 and 1999, respectively, and for road construction of $647,000, $983,000 and $1,465,000 at December 31, 1998, 1997 and 1996, respectively.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the results of operations and financial condition as of December 31, 2000 should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) appearing elsewhere herein.


Overview

     The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedway facilities, from the sale of food, beverage and souvenirs during such events, from the licensing of television, cable network and radio rights to broadcast such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events, and from the rental of luxury suites during such events and other track facilities. The Company derives additional revenue from the operations of The Speedway Clubs at LMSC and TMS, 600 Racing, Motorsports By Mail, Oil-Chem, Racing Country USA, and SoldUSA. See Item 1 -- "Other Operating Revenue" and Note 1 to the Consolidated Financial Statements for descriptions of these businesses.

     The Company classifies its revenues as admissions, event related revenue and other operating revenue. "Admissions" includes ticket sales for all of the Company's events. "Event related revenue" includes food, beverage and souvenir sales, broadcast rights fees, sponsorship fees, and luxury suite and track rentals. "Other operating revenue" includes the two Speedway Clubs, Legends Car, industrial park rental, MBM, Oil-Chem, SoldUSA and certain FLE revenues. The Company's revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, and luxury suite and track rentals produce higher margins than concessions and souvenir sales, as well as sales of Legends Cars, MBM, Oil-Chem, or other operating revenues.

     The Company classifies its expenses to include direct expense of events and other direct operating expense, among other things. "Direct expense of events" principally consists of race purses, sanctioning fees, cost of food, beverage and souvenir sales, compensation of certain employees and advertising. "Other direct operating expense" includes the cost of Speedway Clubs, Legends Car, industrial park rental, MBM, Oil-Chem, SoldUSA and certain FLE revenues.

     The Company sponsors and promotes outdoor motorsports events. Weather conditions affect sales of tickets, concessions and souvenirs, among other things, at these events. Although the Company sells tickets well in advance of its larger events, poor weather conditions can have a negative effect on the Company's results of operations.

     Significant growth in the Company's revenues will depend on consistent investment in facilities. The Company has several capital projects underway at each of its speedways.

     The Company does not believe that its financial performance has been materially affected by inflation. The Company has been able to mitigate the effects of inflation by increasing prices.


Results of Operations

     In 2000, the Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 17 major NASCAR-sanctioned racing events, four IRL racing events, two NASCAR Craftsman Truck Series racing events, three major NHRA racing events, seven WOO racing events, and three Hav-A-Tampa Dirt Late Model Series ("HAT") racing events. In 1999, the Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 17 major NASCAR-sanctioned racing events, five IRL racing events, four NASCAR Craftsman Truck Series racing events, two major NHRA racing events, and two WOO racing events. In 1998, the Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 15 major NASCAR-sanctioned racing events, four IRL racing events, three NASCAR Craftsman Truck Series racing events, and one NHRA Nationals racing event.

     The table below shows the relationship of income and expense items relative to total revenue for the three years ended December 31, 2000.



                                                             Percentage of Total Revenue
                                                             for Year Ended December 31:
                                                          ----------------------------------
                                                             2000        1999        1998
                                                          ----------  ----------  ----------
Revenues:
  Admissions ............................................     40.1%       41.8%       46.8%
  Event related revenue .................................     46.2        46.7        45.9
  Other operating revenue ...............................     13.7        11.5         7.3
                                                             -----       -----       -----
  Total revenues ........................................    100.0%      100.0%      100.0%
                                                             -----       -----       -----
Operating Expenses:
  Direct expense of events ..............................     33.1        34.9        36.1
  Other direct operating expense ........................     12.5        10.1         4.8
  General and administrative ............................     15.2        14.9        14.9
  Depreciation and amortization .........................      8.8         9.0         9.5
                                                             -----       -----       -----
  Total operating expenses ..............................     69.6        68.9        65.3
                                                             -----       -----       -----
Operating income ........................................     30.4        31.1        34.7
Interest expense, net ...................................    ( 7.6)      ( 8.7)      ( 5.3)
Other income (expense), net .............................    ( 0.4)      ( 0.8)        1.0
                                                             -----       -----       -----
Income before income taxes and accounting change ........     22.4        21.6        30.4
Income tax provision ....................................    ( 8.8)      ( 8.5)      (12.0)
                                                             -----       -----       -----
Income before accounting change .........................     13.6        13.1        18.4
Accounting change for club membership fees ..............    ( 0.4)         --          --
                                                             -----       -----       -----
Net income ..............................................     13.2%       13.1%       18.4%
                                                             =====       =====       =====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Total Revenues for 2000 increased by $36.8 million, or 11.6%, to $354.3 million, over such revenues for 1999. This improvement was due to increases in all revenue items.

     Admissions for 2000 increased by $9.5 million, or 7.1%, over such revenue for 1999. This increase was due to growth in NASCAR-sanctioned racing events, and to hosting inaugural WOO and HAT racing events at BMS, LMSC, and TMS, in the current period. The growth in admissions at NASCAR-sanctioned racing events reflects the continued increases in attendance and additions to seating capacity, and to a lesser extent, increases in ticket prices. In 2000, admissions were negatively impacted by a convergence of uncontrollable factors including poor weather at several major racing events and an early substantial lead in and winning of the Winston Cup Series point race.

     Event Related Revenue for 2000 increased by $15.3 million, or 10.3%, over such revenue for 1999. This increase was due primarily to increases in broadcast rights and sponsorship fees for NASCAR-sanctioned racing events. The increase also reflects hosting a new NHRA-sanctioned Nationals racing event at LVMS, and new WOO and HAT racing events at BMS, LMSC, and TMS, and the growth in attendance, including related increases in concessions and souvenir sales. In 2000, poor weather at several major racing events, and an early substantial lead in and winning of the Winston Cup Series point race, negatively impacted attendance with related effects on event related revenues.

     Other Operating Revenue for 2000 increased by $12.0 million, or 32.9%, over such revenue for 1999. This increase was due primarily to growth in revenues of Oil-Chem associated with the commencement of media and other promotional campaigns. The increase was also attributable to revenues derived from apparel and other merchandise sold through outside venues, including MBM acquired in July 1999, from the LMSC Speedway Club and the TMS Speedway Club opened in March 1999.

     The overall increase was partially offset by decreased Legends Car sales, in connection with the delayed release of a new "Thunder Roadster" line of entry level stock car. The overall increase was also offset by revenues derived from the Las Vegas Industrial Park which was sold in January 2000.

     Direct Expense of Events for 2000 increased by $6.6 million, or 5.9%, over such expense for 1999. This increase was due to higher race purses and sanctioning fees required for NASCAR-sanctioned racing events held during the current period. The increase also reflects hosting a new NHRA racing event at LVMS, and hosting new WOO and HAT racing events at BMS, LMSC, and TMS, and the increased operating costs associated with the growth in attendance, including related increases in concessions and souvenir sales. The overall increases were partially offset by the restructured IRL racing event at AMS whereby net event results are included in event related revenue. As a percentage of admissions and event related revenues combined, direct expense of events for 2000 was 38.3% compared to 39.4% for 1999.

     Other Direct Operating Expense for 2000 increased by $12.2 million, or 37.8%, over such expense for 1999. This increase is due primarily to expenses associated with commencement of Oil-Chem's media and other promotional campaigns. The increase includes expenses associated with other operating revenues derived from apparel and other merchandise sold through outside venues including MBM, and with the increase in Oil-Chem, LMSC Speedway Club, and TMS Speedway Club revenues. The overall increase was partially offset by decreased Legends Car sales.

     General and Administrative for 2000 increased by $6.4 million, or 13.5%, over such expense for 1999. The increase was attributable to increases in operating costs associated with the growth and expansion at the Company's speedways. The increase also reflects the operating costs associated with The Texas Motor Speedway Club which opened in March 1999 and MBM which was acquired in July 1999. As a percentage of total revenues, general and administrative expense for 2000 was 15.2% and for 1999 was 14.9%.

     Depreciation and Amortization Expense for 2000 increased by $2.7 million, or 9.3%, over such expense for 1999. This increase was primarily due to additions to property and equipment at the Company's speedways. The overall increase was offset by depreciation in 1999 on certain LVMS property which was sold in January 2000.

     Operating Income for 2000 increased by $9.0 million, or 9.1%, to $107.7 million, over such income for 1999. This increase was due to the factors discussed above.

     Interest Expense, Net for 2000 was $27.0 million compared to $27.7 million for 1999. This decrease was due primarily to higher interest income earned on notes receivable and a reduction in outstanding borrowings under the Credit Facility during the current period. The decrease was partially offset by higher interest rates on the revolving Credit Facility and the Senior Subordinated Notes issued in May 1999.

     Concession Contract Rights Resolution of $3.2 million for 2000 represents costs to reacquire the contract rights to provide event food, beverage and souvenir merchandising services at SPR from a previous provider whose original contract term expired in 2004, including legal and other transaction costs. The present value of estimated net future benefits to operations under the contract rights is anticipated to exceed its costs. Notwithstanding this expected future benefit, their cost has been reflected as a current period expense because acquisition was beyond Accounting Principles Board Opinion No. 16's one year allocation period.

     Acquisition Loan Cost Amortization of $3.4 million for 1999 represents financing costs incurred in obtaining the Acquisition Loan to fund the LVMS acquisition. Associated deferred financing costs of $4.1 million were amortized over the loan term which matured May 28, 1999.

     Other Income for 2000 increased by $781,000 over such income for 1999. This increase results primarily from larger gains from sales of marketable equity securities and other investments in 2000 compared to 1999, and from gains on repurchases of convertible debentures in 2000.

     Income Tax Provision. The Company's effective income tax rate for 2000 was 39.3% and for 1999 was 39.6%.

     Income Before Accounting Change for 2000 increased by $6.7 million, or 16.1%, to $48.1 million, over such income for 1999. This increase was due to the factors discussed above.

     Cumulative Effect of Accounting Change for Club Membership Fees of $1.3 million for 2000 represents the cumulative effect, net of income taxes, as of January 1, 2000 of the Company's change in revenue recognition policies for Speedway Club membership fees. Net revenues from membership fees previously were recognized as income when billed and associated expenses were incurred. Under the change, net membership revenues are deferred when billed and amortized into income over ten years.

     Net Income for 2000 increased by $5.4 million, or 13.1%, to $46.9 million, over such income for 1999. This increase was due to the factors discussed above.


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Total Revenues for 1999 increased by $87.7 million, or 38.2%, to $317.5 million, over such revenues for 1998. This improvement was due to increases in all revenue items, particularly admissions and event related revenue.

     Admissions for 1999 increased by $25.1 million, or 23.3% to $132.7 million, over admissions for 1998. This increase was primarily due to hosting NASCAR-sanctioned and IRL racing events at newly acquired LVMS, and to continued growth in NASCAR-sanctioned racing events held at the Company's other speedways during 1999. The growth in admissions reflects the continued increases in attendance and in ticket prices, and additions to permanent seating capacity. The increase was also due, to a lesser extent, to hosting a new NHRA racing event at BMS in 1999.

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

     Other Operating Revenue for 1999 increased by $19.7 million, or 118.0% to $36.5 million, over such revenue for 1998. This increase was due to growth in revenues of Oil-Chem associated with the commencement of media and other promotional campaigns, and to revenues derived from apparel and other merchandise sold through outside venues, including FLE, MBM and WMI, and from The Texas Motor Speedway Club which opened in March 1999.

     Direct Expense of Events for 1999 increased by $27.6 million, or 33.2%, over such expense for 1998. This increase was due primarily to hosting NASCAR-sanctioned and IRL racing events at the Company's newly acquired LVMS. The increase also was due to higher race purses and sanctioning fees required for NASCAR-sanctioned racing events held during 1999, and to increased operating costs associated with the growth in attendance, including related increases in concessions and souvenir sales. The increase was also due to hosting a new NHRA racing event at BMS in 1999. Operating expenses associated with inaugural events or newly acquired speedways are typically higher than historical events or operations.

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

     Income Tax Provision. The Company's effective income tax rate for 1999 was 39.6% and for 1998 was 39.5%.

     Net Income for 1999 decreased by $928,000, or 2.2%, compared to such income for 1998. This decrease was due to the factors discussed above.


Seasonality and Quarterly Results

     The Company currently will sponsor 17 major annual racing events in 2001 sanctioned by NASCAR, including ten Winston Cup and seven Busch Grand National Series racing events. The Company will also sponsor three IRL racing events, one CART racing event, three NASCAR Craftsman Truck Series racing events, four major NHRA racing events, seven WOO racing events, and three UDTRA Pro Dirt Car Series racing events. As a result, the Company's business has been, and is expected to remain, highly seasonal.

     In 2000 and 1999, the Company's second and fourth quarters accounted for 67% and 68%, respectively, of its total annual revenues and 86% and 89%, respectively, of its total annual operating income. The Company sometimes produces minimal operating income or losses during its third quarter when it hosts only one major NASCAR race weekend. In 1999, the Company's operating results for the first and third quarters were significantly impacted by the additional racing events held at LVMS. The concentration of racing events in the second quarter, and the growth in the Company's operations with attendant increases in overhead expenses, may tend to increase operating losses or minimize operating income in future first and third quarters.

     Racing schedules may be changed from time to time and can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company's motorsports business. The more significant racing schedule changes that have occurred during the last three years include the following: LVMS hosted an IRL racing event in the second quarter of 2000 which, along with a NASCAR Craftsman Truck Series racing event, was held in the third quarter of 1999. Also in the second quarter of 2000, LVMS hosted an inaugural NHRA Nationals racing event, and BMS, LMSC and TMS hosted inaugural WOO and HAT racing events. In the third quarter of 2000, AMS hosted an IRL racing event under a restructured sanctioning agreement whereby net event results are included in event related revenue. In the third quarter of 1999, revenues and expenses associated with the IRL event are included in admissions and event related revenues and direct expense of events.


     The table below shows excerpted results from the Company's Quarterly Reports on Form 10-Q filed in the years ended December 31, 2000 and 1999. As further described in Note 2 to the Consolidated Financial Statements, the Company changed its revenue recognition policies for Speedway Club membership fees in the fourth quarter of 2000. The quarterly operating results for the year ended December 31, 2000 below reflect restatement for retroactive application of the accounting change on club membership fees. Previously reported amounts for fiscal 2000 included: total revenues of $66.3 million for the first quarter, $160.8 million for the second quarter, and $51.7 million for the third quarter; operating income of $13.6 million for the first quarter, $76.7 million for the second quarter, and $2.3 million for the third quarter; and net income of $4.4 million for the first quarter and $41.9 million for the second quarter, and net loss of $4.6 million for the third quarter. The cumulative effect of the accounting change reduced fiscal year 2000 net income by $1,257,000 after income taxes, and is reflected below as of January 1, 2000 in the first quarter of 2000.

     The pro forma amounts for fiscal year 1999 reflected below have been adjusted for the effect of retroactive application of the accounting change on net membership fee revenues, and related income taxes, had the new method been in effect for the periods presented. Previously reported amounts for fiscal 1999 included: total revenues of $53.1 million for the first quarter, $140.1 million for the second quarter, $48.6 million for the third quarter, and $75.7 million for the fourth quarter; operating income of $11.9 million for the first quarter and $69.2 million for the second quarter, operating loss of $657,000 for the third quarter, and operating income of $18.3 million for the fourth quarter; and net income of $2.0 million for the first quarter and $37.4 million for the second quarter, net loss of $4.8 million for the third quarter, and net income of $6.8 million for the fourth quarter. Pro forma amounts for fiscal year 1999 are presented to provide comparability with restated amounts for fiscal year 2000.

     Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Also, individual quarterly amounts may not be additive due to rounding.



                                                       (In thousands, except NASCAR-Sanctioned
                                                            Events and Per Share Amounts)
                                           ---------------------------------------------------------------
                                                              2000 (Unaudited/Restated)
                                           ---------------------------------------------------------------
                                               1st          2nd           3rd          4th
                                             Quarter      Quarter       Quarter      Quarter      Total
                                           ----------- ------------- ------------ ------------ -----------
Total revenues ...........................  $ 65,525     $ 160,454      $51,604     $ 76,714    $354,297
Operating income (loss) ..................    12,873        76,344        2,138       16,295     107,650
Net income (loss) before cumulative
 effect of accounting change, as
 restated for 2000 and pro forma
 for 1999 ................................     3,960        41,718       (4,641)       7,097      48,132
Cumulative effect of accounting
 change ..................................    (1,257)           --           --           --      (1,257)
                                            --------     ---------      -------     --------    --------
Net income (loss) as restated for 2000
 and pro forma for 1999 ..................  $  2,703     $  41,718      $(4,641)    $  7,097    $ 46,875
                                            ========     =========      =======     ========    ========
Basic earnings (loss) per share before
 accounting change as previously
 reported ................................  $   0.11     $    1.01      $  0.11)    $   0.17    $   1.18
Accounting change ........................     (0.04)        (0.01)          --           --       (0.05)
                                            --------     ---------      -------     --------    --------
Basic earnings (loss) per share as
 restated for 2000 and pro forma
 for 1999 ................................  $   0.07     $    1.00      $  0.11)    $   0.17    $   1.13
                                            ========     =========      =======     ========    ========
Diluted earnings (loss) per share
 before accounting change as
 previously reported .....................  $   0.11     $    0.95      $  0.11)    $   0.17    $   1.15
Accounting change ........................     (0.05)           --           --           --       (0.05)
                                            --------     ---------      -------     --------    --------
Diluted earnings (loss) per share as
 restated for 2000 and pro forma
 for 1999 ................................  $   0.06     $    0.95      $  0.11)    $   0.17    $   1.10
                                            ========     =========      =======     ========    ========
NASCAR-sanctioned events .................         4             8            2            3          17



                                                        (In thousands, except NASCAR-Sanctioned
                                                             Events and Per Share Amounts)
                                           ------------------------------------------------------------------
                                                               1999 (Unaudited/Pro forma)
                                           ------------------------------------------------------------------
                                                1st          2nd           3rd          4th
                                              Quarter      Quarter       Quarter      Quarter       Total
                                           ------------ ------------- ------------ ------------ -------------
Total revenues ...........................   $ 53,029     $ 139,999      $47,908     $ 75,162     $ 316,099
Operating income (loss) ..................     11,814        69,100       (1,369)      17,751        97,297
Net income (loss) before cumulative
 effect of accounting change, as
 restated for 2000 and pro forma
 for 1999 ................................      1,963        37,379       (5,208)       6,467        40,601
Cumulative effect of accounting
 change ..................................         --            --           --           --            --
                                             --------     ---------      -------     --------     ---------
Net income (loss) as restated for 2000
 and pro forma for 1999 ..................   $  1,963     $  37,379      $(5,208)    $  6,467     $  40,601
                                             ========     =========      =======     ========     =========
Basic earnings (loss) per share before
 accounting change as previously
 reported ................................   $   0.05     $    0.90      $  0.11)    $   0.16     $    1.00
Accounting change ........................         --            --       ( 0.02)          --         (0.02)
                                             --------     ---------      -------     --------     ---------
Basic earnings (loss) per share as
 restated for 2000 and pro forma
 for 1999 ................................   $   0.05     $    0.90      $  0.13)    $   0.16     $    0.98
                                             ========     =========      =======     ========     =========
Diluted earnings (loss) per share
 before accounting change as
 previously reported .....................   $   0.05     $    0.84      $  0.11)    $   0.16     $    0.97
Accounting change ........................         --            --       ( 0.02)          --         (0.02)
                                             --------     ---------      -------     --------     ---------
Diluted earnings (loss) per share as
 restated for 2000 and pro forma
 for 1999 ................................   $   0.05     $    0.84      $  0.13)    $   0.16     $    0.95
                                             ========     =========      =======     ========     =========
NASCAR-sanctioned events .................          4             8            2            3            17

Near-Term Operating Trends

     There are many factors that affect the Company's growth potential, future operations and financial results. Fiscal 2001 will be the Company's first year under the multi-year consolidated domestic television broadcast and ancillary rights agreements for NASCAR Winston Cup and Busch Grand National Series events. These new agreements are expected to provide the Company with future increases in contracted broadcasting and other ancillary revenues. Total combined revenues under the domestic broadcast and ancillary rights agreements could approximate up to $68 million in 2001, representing a $38 million increase over 2000. While economic conditions and competitive racing can affect ticket sales, management believes ticket demand should continue to grow. However, to help bolster fan interest in challenging economic conditions, management has decided not to increase many ticket and concession prices at least for 2001.


Significant Factors in 2000

     SPR Concession Contract Rights Resolution. In November 1996, the Company acquired certain tangible and intangible assets and the operations of Sears Point Raceway. At that time, a third party enjoyed the contract rights to provide event food, beverage and souvenir merchandising services at SPR whose original contract was to expire in 2004. The Company's subsidiary Finish Line Events has provided such services since 1998. In September 2000, the Company reacquired such contract rights for approximately $3.2 million, including legal and other transaction costs. Because fair value was not readily ascertainable until reaching final agreement in September 2000, the contract rights were not reflected in SPR's original purchase price allocation nor recorded until their value was established. Management anticipates the present value of estimated net future benefits under the contract rights will exceed its costs. Notwithstanding this expected future benefit, their cost has been reflected as a current period expense because acquisition was beyond Accounting Principles Board Opinion No. 16's one year allocation period.

     May 2000 Bridge Collapse after LMSC Race Event. On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMSC, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure was the result of excessive interior corrosion resulting from improperly manufactured bridge components. All personal injury claims resulting from this incident are currently being handled by the bridge's manufacturer, Tindall Corporation, and its insurer. To date, fifteen lawsuits resulting from this incident have been filed, all seeking unspecified compensatory and punitive damages. SMI has filed, or will file shortly, answers in all of the actions and preliminary discovery has begun in many of the cases but is not yet complete. See Item 3 -- "Legal Proceedings" for additional information on these legal matters. Additional lawsuits involving this incident may be filed in the future. SMI intends to defend itself and denies the allegations of negligence as well as related claims for punitive damages. Management does not believe the outcome of these lawsuits or this incident will have a material adverse affect on the Company's financial position or future results of operations.

     Sale of Las Vegas Industrial Park. In January 2000, the Company sold the Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer, for approximately $53.3 million paid in cash of $40.0 million and a note receivable of $13.3 million. The sales price was based on an independent appraisal and approximates the Company's net carrying value as of December 31, 2000 and selling costs. The sale proceeds were used to reduce outstanding borrowings under the Credit Facility. See Item 3 -- "Legal Proceedings" for information on related legal matters.

     Complaint Against Oil-Chem Research Corp. In January 2001, the Federal Trade Commission filed a complaint against SMI and Oil-Chem seeking a judgment to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to redress alleged injury to consumers. See Item 3 -- "Legal Proceedings" for additional information on this legal matter. SMI has filed an answer in this action. SMI intends to defend itself and denies the allegations. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

     May 1999 IRL Race Event Accident at LMSC. In May 2000, SMI settled three wrongful death lawsuits arising from the May 1, 1999 on-track accident during an IRL event at LMSC causing race car debris to enter the spectator seating area. Three deaths and other injuries resulted. The settled wrongful death lawsuits sought unspecified compensatory and punitive damages. This settlement had no material adverse affect on the Company's financial position or results of operations. A personal injury lawsuit was filed in February 2001 against SMI, IRL and others seeking unspecified compensatory and punitive damages. SMI has filed an answer in this pending action and preliminary discovery is underway but not yet completed. See Item 3 -- "Legal Proceedings" for additional information on these legal matters. SMI intends to defend itself and denies the allegations of negligence as well as related claims for punitive damages. Management does not believe the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

     Other Significant Factors in Fiscal 2000. The operating results for fiscal 2000, and more specifically the three months ended December 31, 2000, were negatively impacted by less than expected attendance and event related revenues at several of the Company's major racing events due to a convergence of uncontrollable factors including poor weather and an early substantial lead in and winning of the Winston Cup Series point race.


Liquidity and Capital Resources

     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in 2000 for improvements and expansion at its speedway facilities. Significant changes in the Company's financial condition and liquidity during 2000 resulted primarily from: (1) net cash generated by operations amounting to $75.6 million, (2) capital expenditures amounting to $85.5 million, and (3) reducing outstanding borrowings under the Credit Facility by $40.0 million with proceeds from the sale of the LVMS Industrial Park, and reducing outstanding Convertible Subordinated Debentures by $8.0 million. Cash flows from operations in 2000 were negatively impacted by a decrease in deferred race event income of $21.3 million between December 31, 2000 and 1999 due primarily to changes in billing and payment terms of advance ticket sales and suites rentals and slower ticket sales for the upcoming 2001 racing season. At December 31, 2000, the Company had $90.0 million in outstanding borrowings under the $250.0 million Credit Facility.

     Management anticipates that cash from operations, and funds available through the Credit Facility, will be sufficient to meet the Company's operating needs through 2001, including planned capital expenditures at its speedway facilities. Based upon anticipated future growth and financing requirements, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire convertible subordinated debentures and other debt, and purchase its other securities, depending on liquidity, prevailing market conditions, as well as such factors as permissibility under the Credit Facility, the Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.


Capital Expenditures

     Significant growth in the Company's revenues depends, in large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

     In 2000, AMS continued improving and expanding its on-site roads and available parking and made other site improvements. In 2000, the Company added approximately 12,000 permanent seats at BMS, 14,000 at LMSC, and 7,000 at LVMS, all featuring stadium-style premium seating. At BMS, LMSC and LVMS, the Company further expanded concessions, restroom and other fan amenities, and made other site improvements. Also, LMSC and TMS completed construction of 4/10-mile, modern, lighted, dirt track facilities. LVMS also completed reconstruction and expansion of one of its dragstrips into a state-of-the-art dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities.

     In 2001, the Company plans to continue major renovations at SPR, including its ongoing reconfiguration and modernization into a "stadium-style" road racing course, adding up to 25,000 new grandstand seats, 64,000 new hillside terrace seats, and 19 new luxury suites. Also, SPR plans to continue improving and expanding its on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. In 2001, TMS plans to convert approximately 50 suites to speedway club-style seating areas. Although these suites are currently unleased, management believes excess demand for premium seating and services at TMS's largest events exceeds current availability, and that conversion will generate additional operating profits. Similar to 2000, the Company plans to further expand concessions, restroom and other fan amenities for the convenience, comfort and enjoyment of fans, and to continue improving and expanding its on-site roads and available parking to ease congestion and improve traffic flow at each of its speedways in 2001.

     The estimated aggregate cost of capital expenditures in 2001 will approximate $55 million. Numerous factors, many of which are beyond the Company's control, may influence the ultimate costs and timing of various capital improvements at the Company's facilities, including undetected soil or land conditions, additional land acquisition costs, increases in the cost of construction materials and labor, unforeseen changes in the design, litigation, accidents or natural disasters affecting the construction site and national or regional economic changes. In addition, the actual cost could vary materially from the Company's estimates if the Company's assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost.

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

Recently Issued Accounting Standards

     The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Because the Company does not have any derivative instruments, adoption is expected to have no effect on the Company's financial statements or disclosures.

     The Company periodically evaluates the possible effects of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" on its financial statement disclosures. The combined operations of the Company's speedways comprise one operating segment, and encompass all admissions and event related revenues and associated expenses. Other Company operations presently are not significant relative to those of the speedways. As such, at this time, SFAS No. 131 continues to have no effect on the Company's financial statement disclosures.


Environmental Matters

     The Company's property at LMSC includes areas that were used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMSC property ceased in 1992. There is one LCID landfill currently being permitted at LMSC, however, to receive inert debris and waste from land clearing activities, and one LCID landfill that was closed in 1999. Two other LCID landfills on the LMSC property were closed in 1994. LMSC intends to allow similar LCID landfills to be operated on the LMSC property in the future. Prior to 1999, LMSC leased certain LMSC property to Allied Waste Industries, Inc. for use as C&D landfill, which can receive solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but cannot receive inert debris, land-clearing debris or yard debris. In addition, Allied Waste Industries owns and operates an active solid waste landfill adjacent to LMSC. Management believes that the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property. Management also believes that the Company's operations, including the landfills and facilities on its property, are in substantial compliance with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situations related to landfill operations which it expects would materially adversely affect the Company's financial position or future results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company's financial instruments with market risk exposure consist only of bank revolving Credit Facility borrowings which are sensitive to changes in interest rates. A change in interest rates of one percent on the balance outstanding at December 31, 2000 would cause a change in annual interest expense of approximately $900,000. The Company's Senior Subordinated Notes and Convertible Subordinated Debentures are fixed interest rate debt obligations. See Note 5 to the Consolidated Financial Statements for information on the terms and conditions, including redemption and conversion features, of the Company's debt obligations. The table below presents the principal balances outstanding, fair values, interest rates and maturity dates as of December 31, 2000 and 1999 (in thousands):



                                                   Carrying Value           Fair Value
                                               ---------------------- ----------------------
                                                                                                 Maturity
                                                  2000        1999       2000        1999         Dates
                                               ---------- ----------- ---------- ----------- ---------------
Floating rate revolving credit facility (1) ..  $ 90,000   $130,000    $ 90,000   $130,000   May 2004
8.5% Senior subordinated notes payable .......   252,788    253,208     243,125    238,750   August 2007
5.75% Convertible subordinated debentures ....    66,000     74,000      63,030     77,330   September 2003

---------
(1) The weighted-average interest rate on borrowings under the revolving Credit Facility was 7.6% in 2000 and 6.5% in 1999.

     Equity Price Risk. The Company has marketable equity securities, all classified as "available for sale." Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification. The table below presents the aggregate cost and fair market value of marketable equity securities as of December 31, 2000 and 1999 (in thousands):

                               December 31,
                            -------------------
                               2000      1999
                            ---------  --------
Aggregate cost ............  $1,615     1,637
Fair market value .........     864     1,181

Item 8. Financial Statements and Supplementary Data

     See Index to Financial Statements which appears on page F-1 herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this item with respect to compliance by SMI's directors, executive officers and certain beneficial owners of SMI's Common Stock with Section 16(a) of the Securities Exchange Act of 1934, and with respect to Committees of the Board of Directors, including the Audit Committee and the Compensation Committee, is furnished by incorporation by reference to all information under the captions entitled "Ownership of Capital Securities," "Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement (to be filed hereafter) for SMI's Annual Meeting of the Stockholders to be held on May 3, 2001 (the "Proxy Statement").


Item 11. Executive Compensation

     The information required by this item is furnished by incorporation by reference to all information under the captions entitled "Election of Directors" and "Executive Compensation" in the Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is furnished by incorporation by reference to all information under the caption "General -- Owner of Capital Securities" in the Proxy Statement.


Item 13. Certain Relationships and Related Transactions

     The information required by this item is furnished by incorporation by reference to all information under the caption "Certain Transactions" in the Proxy Statement.

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


                                 EXHIBIT INDEX



 Exhibit
 Number                                                    Description
--------   ----------------------------------------------------------------------------------------------------------
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

 4.8       Third Supplemental Indenture to the First Trust Indenture, dated as of December 31, 1999.

 4.9       Fourth Supplemental Indenture to the First Trust Indenture, dated as of December 31, 2000.

*4.10      Indenture dated as of May 11, 1999 between the Company, the Guarantors named therein and US Bank
           Trust National Association, as Trustee (the "US Bank Trust Indenture") (incorporated by reference to
           Exhibit 4.8 to the June 1999 Form S-4).

*4.11      Form of 8 1/2% Senior Subordinated Notes Due 2007 (included in the US Bank Trust Indenture).

*4.12      First Supplemental Indenture to the US Bank Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.10 to the June 1999 Form S-4).

 4.13      Second Supplemental Indenture to the US Bank Trust Indenture, dated as of December 31, 1999.

 4.14      Third Supplemental Indenture to the US Bank Trust Indenture, dated as of December 31, 2000.

  Exhibit
Number                                                      Description
----------   ---------------------------------------------------------------------------------------------------------
*10.7        Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R.
             Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).

*10.8        Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and
             H.A. "Humpy" Wheeler, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.44 to the
             Form S-1).

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

*10.30       Asset Purchase Agreement and Escrow Instructions dated November 17, 1998 between Speedway
             Motorsports, Inc., as buyer, and Las Vegas Motor Speedway, Inc., as seller (incorporated by reference to
             Exhibit 99.1 to the Company's current Report on Report 8-K filed as of December 15, 1998 ("the LVMS
             Form 8-K").

*10.33       Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc.,
             Charlotte Motor Speedway, Inc., Lowe's Home Center's, Inc., Lowe's HIW, Inc. and Sterling Advertising
             Ltd. (incorporated by reference to Exhibit 10.1 to SMI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

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

  Exhibit
Number                                                      Description
-----------   ------------------------------------------------------------------------------------------------------
*10.37        Pledge Agreement dated as of May 28, 1999 among the Company and the subsidiaries of the Company that are guarantors under the Credit Agreement, as pledgors, and, NationsBank, N.A., as agent for the lenders under the Credit Agreement (incorporated by reference to Exhibit 10.37 to the June 1999
              Form S-4).

*10.38        Contract for Sale of Real Estate dated as of December 23, 1999 between Las Vegas Motor Speedway,
              LLC and Las Vegas Industrial Park, LLC (incorporated by reference to Exhibit 10.1 to SMI's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 2000 (the "March 2000 Form 10-Q")).

*10.39        Subordinated Promissory Note dated January 12, 2000 by Las Vegas Industrial Park, LLC in favor of Las
              Vegas Motor Speedway, LLC (incorporated by reference to Exhibit 10.2 to the March 2000 Form 10-Q).

*10.40        Deed of Trust, Assignment of Rents and Fixture Filing dated as of January 12, 2000 among Las Vegas
              Industrial Park, LLC, National Title Co. and Las Vegas Motor Speedway, LLC (incorporated by reference to Exhibit 10.3 to the March 2000 Form 10-Q).

*10.41        Guaranty dated as of January 12, 2000 by O. Bruton Smith to and in favor of Las Vegas Motor
              Speedway, LLC (incorporated by reference to Exhibit 10.4 to the March 2000 Form 10-Q).

 21.1         Subsidiaries of the Company.

 23.0         Independent Auditors' Consent for Registration Statements No. 33-99942, No. 333-17687, and
              No. 333-49027 of Speedway Motorsports, Inc. on Form S-8.

 99.1         Risk Factors regarding "forward-looking" statements.

---------
*Previously filed.

     (b) Reports on Form 8-K

     No reports were filed on Form 8-K during the fourth quarter of 2000.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, State of North Carolina, on the 28th day of March, 2001.


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



                       Signature                                          Title                       Dates
------------------------------------------------------  ---------------------------------------- ---------------
  /S/     O. BRUTON SMITH                               Chief Executive Officer (principal       March 28, 2001
  ----------------------------------                    executive officer) and Chairman
          O. Bruton Smith

  /S/     H.A. "HUMPY" WHEELER                          President, Chief Operating Officer and   March 28, 2001
  ----------------------------------                    Directory
          H.A. "Humpy" Wheeler

  /S/     WILLIAM R. BROOKS                             Vice President, Treasurer, Chief         March 28, 2001
  ----------------------------------                    Financial Officer (principal financial
          William R. Brooks                             officer and accounting officer) and
                                                        Director

  /S/     EDWIN R. CLARK                                Executive Vice President and Director    March 28, 2001
  ----------------------------------
          Edwin R. Clark

  /S/     WILLIAM P. BENTON                             Director                                 March 28, 2001
  ----------------------------------
          William P. Benton

  /S/     MARK M. GAMBILL                               Director                                 March 28, 2001
  ----------------------------------
          Mark M. Gambill

  /S/     TOM E. SMITH                                  Director                                 March 28, 2001
  ----------------------------------
          Tom E. Smith

  /S/     JACK L. KEMP                                  Director                                 March 28, 2001
  ----------------------------------
          Jack L. Kemp

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

  4.8        Third Supplemental Indenture to the First Trust Indenture, dated as of December 31, 1999.

  4.9        Fourth Supplemental Indenture to the First Trust Indenture, dated as of December 31, 2000.

* 4.10       Indenture dated as of May 11, 1999 between the Company, the Guarantors named therein and US Bank
             Trust National Association, as Trustee (the "US Bank Trust Indenture") (incorporated by reference to
             Exhibit 4.8 to the June 1999 Form S-4).

* 4.11       Form of 8 1/2% Senior Subordinated Notes Due 2007 (included in the US Bank Trust Indenture).

* 4.12       First Supplemental Indenture to the US Bank Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.10 to the June 1999 Form S-4).

  4.13       Second Supplemental Indenture to the US Bank Trust Indenture, dated as of December 31, 1999.

  4.14       Third Supplemental Indenture to the US Bank Trust Indenture, dated as of December 31, 2000.

*10.7        Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R.
             Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).

*10.8        Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and
             H.A. "Humpy" Wheeler, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.44 to the
             Form S-1).

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

  Exhibit
Number                                                       Description
-----------   ---------------------------------------------------------------------------------------------------------
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

*10.30        Asset Purchase Agreement and Escrow Instructions dated November 17, 1998 between Speedway
              Motorsports, Inc., as buyer, and Las Vegas Motor Speedway, Inc., as seller (incorporated by reference to
              Exhibit 99.1 to the Company's current Report on Report 8-K filed as of December 15, 1998 ("the LVMS
              Form 8-K").

*10.33        Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc.,
              Charlotte Motor Speedway, Inc., Lowe's Home Center's, Inc., Lowe's HIW, Inc. and Sterling Advertising
              Ltd. (incorporated by reference to Exhibit 10.1 to SMI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

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

*10.38        Contract for Sale of Real Estate dated as of December 23, 1999 between Las Vegas Motor Speedway,
              LLC and Las Vegas Industrial Park, LLC (incorporated by reference to Exhibit 10.1 to SMI's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 2000 (the "March 2000 Form 10-Q")).

*10.39        Subordinated Promissory Note dated January 12, 2000 by Las Vegas Industrial Park, LLC in favor of Las
              Vegas Motor Speedway, LLC (incorporated by reference to Exhibit 10.2 to the March 2000 Form 10-Q).

*10.40        Deed of Trust, Assignment of Rents and Fixture Filing dated as of January 12, 2000 among Las Vegas
              Industrial Park, LLC, National Title Co. and Las Vegas Motor Speedway, LLC (incorporated by reference to Exhibit 10.3 to the March 2000 Form 10-Q).

*10.41        Guaranty dated as of January 12, 2000 by O. Bruton Smith to and in favor of Las Vegas Motor
              Speedway, LLC (incorporated by reference to Exhibit 10.4 to the March 2000 Form 10-Q).

 21.1         Subsidiaries of the Company.

 23.0         Independent Auditors' Consent for Registration Statements No. 33-99942, No. 333-17687, and
              No. 333-49027 of Speedway Motorsports, Inc. on Form S-8.

 99.1         Risk Factors regarding "forward-looking" statements.

---------
*Previously filed.

                     (This Page Intentionally Left Blank)

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                            Page
                                                                                           -----
INDEPENDENT AUDITORS' REPORT .............................................................  F-2
AUDITED CONSOLIDATED FINANCIAL STATEMENTS:
 Consolidated Balance Sheets at December 31, 2000 and 1999 ...............................  F-3
 Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998 ..  F-5
 Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000,
  1999 and 1998...........................................................................  F-6
 Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and
  1998....................................................................................  F-7
 Notes to Consolidated Financial Statements ..............................................  F-8

                         INDEPENDENT AUDITORS' REPORT



BOARD OF DIRECTORS
SPEEDWAY MOTORSPORTS, INC.
CHARLOTTE, NORTH CAROLINA

     We have audited the accompanying consolidated balance sheets of Speedway Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for club membership fees in 2000.





DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 14, 2001

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2000 and 1999

                                                             2000        1999
                                                         ----------- -----------
                                                         (Dollars in thousands)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .............................  $ 30,737    $ 56,270
 Accounts and notes receivable (Notes 2 and 8) .........    30,433      28,695
 Prepaid income taxes (Note 7) .........................     2,946       4,137
 Inventories (Note 3) ..................................    16,487      15,287
 Prepaid expenses (Note 2) .............................     2,700       3,900
                                                          --------    --------
   Total Current Assets ................................    83,303     108,289
                                                          --------    --------
PROPERTY HELD FOR SALE (Note 4) ........................        --      53,254
PROPERTY AND EQUIPMENT, NET (Notes 2 and 4) ............   798,481     741,580
GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Note 2) .....    59,105      58,987
OTHER ASSETS:
 Speedway condominiums held for sale (Note 2) ..........     4,419       5,359
 Marketable equity securities (Note 2) .................       864       1,181
 Notes and other receivables from affiliates (Note 8) ..    21,214       2,950
 Notes receivable, other (Note 2) ......................    11,645      10,068
 Other assets (Note 2) .................................    12,926      14,314
                                                          --------    --------
   Total Other Assets ..................................    51,068      33,872
                                                          --------    --------
   TOTAL ...............................................  $991,957    $995,982
                                                          ========    ========

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                          December 31, 2000 and 1999

                                                                                               2000         1999
                                                                                           ------------ ------------
                                                                                            (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 5) ..........................................   $    168     $    160
  Accounts payable .......................................................................      9,683       17,771
  Deferred race event income, net (Note 2) ...............................................     72,052       93,349
  Accrued interest .......................................................................      9,591       10,897
  Accrued expenses and other liabilities .................................................     13,689        9,805
                                                                                             --------     --------
   Total Current Liabilities .............................................................    105,183      131,982
LONG-TERM DEBT (Notes 2 and 5) ...........................................................    409,929      458,400
PAYABLE TO AFFILIATES (Note 8) ...........................................................      3,911        4,320
DEFERRED INCOME, NET (Note 2) ............................................................     17,130       15,262
DEFERRED INCOME TAXES (Note 7) ...........................................................     74,106       51,680
OTHER LIABILITIES ........................................................................      2,357        2,630
                                                                                             --------     --------
   Total Liabilities .....................................................................    612,616      664,274
                                                                                             --------     --------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 9)
STOCKHOLDERS' EQUITY (Notes 2, 5, 6 and 10):
  Preferred stock, $.10 par value, 3,000,000 shares authorized, no shares issued .........         --           --
  Common stock, $.01 par value, 200,000,000 shares authorized, 41,739,000 and 41,647,000
   shares issued and outstanding in 2000 and 1999 ........................................        417          416
  Additional paid-in capital .............................................................    161,159      160,225
  Retained earnings ......................................................................    218,215      171,340
  Accumulated other comprehensive loss -- unrealized loss on marketable equity securities        (450)        (273)
                                                                                             --------     --------
   Total Stockholders' Equity ............................................................    379,341      331,708
                                                                                             --------     --------
   TOTAL .................................................................................   $991,957     $995,982
                                                                                             ========     ========

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                 Years Ended December 31, 2000, 1999 and 1998

                                                                                   2000        1999        1998
                                                                               ----------- ----------- -----------
                                                                                 (In thousands, except per share
                                                                                            amounts)
REVENUES (Note 2):
 Admissions ..................................................................  $ 142,160   $ 132,694   $ 107,601
 Event related revenue .......................................................    163,634     148,316     105,459
 Other operating revenue .....................................................     48,503      36,483      16,736
                                                                                ---------   ---------   ---------
   Total Revenues ............................................................    354,297     317,493     229,796
                                                                                ---------   ---------   ---------
OPERATING EXPENSES:
 Direct expense of events ....................................................    117,229     110,650      83,046
 Other direct operating expense ..............................................     44,432      32,241      10,975
 General and administrative ..................................................     53,794      47,375      34,279
 Depreciation and amortization ...............................................     31,192      28,536      21,701
                                                                                ---------   ---------   ---------
   Total Operating Expenses ..................................................    246,647     218,802     150,001
                                                                                ---------   ---------   ---------
OPERATING INCOME .............................................................    107,650      98,691      79,795
 Interest expense, net (Notes 5 and 8) .......................................    (26,973)    (27,686)    (12,228)
 Concession contract rights resolution (Note 2) ..............................     (3,185)         --          --
 Acquisition loan cost amortization (Note 2) .................................         --      (3,398)       (752)
 Other income, net ...........................................................      1,740         959       3,202
                                                                                ---------   ---------   ---------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ........     79,232      68,566      70,017
Provision for Income Taxes (Note 7) ..........................................    (31,100)    (27,123)    (27,646)
                                                                                ---------   ---------   ---------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE .........................     48,132      41,443      42,371
Cumulative Effect of Accounting Change For Club Membership Fees (Note 2) .....     (1,257)         --          --
                                                                                ---------   ---------   ---------
NET INCOME ...................................................................  $  46,875   $  41,443   $  42,371
                                                                                =========   =========   =========
BASIC EARNINGS PER SHARE (Note 6):
 Before Cumulative Effect of Accounting Change ...............................  $    1.16   $    1.00   $    1.02
 Accounting Change ...........................................................      (0.03)         --          --
                                                                                ---------   ---------   ---------
 Basic Earnings Per Share ....................................................  $    1.13   $    1.00   $    1.02
                                                                                =========   =========   =========
 Weighted average shares outstanding .........................................     41,663      41,569      41,482
DILUTED EARNINGS PER SHARE (Note 6):
 Before Cumulative Effect of Accounting Change ...............................  $    1.13   $    0.97   $    1.00
 Accounting Change ...........................................................      (0.03)         --          --
                                                                                ---------   ---------   ---------
 Diluted Earnings Per Share ..................................................  $    1.10   $    0.97   $    1.00
                                                                                =========   =========   =========
 Weighted average shares outstanding .........................................     44,715      44,960      44,611
PRO FORMA AMOUNTS ASSUMING RETROACTIVE APPLICATION OF ACCOUNTING
 CHANGE (Note 2):
 Net Income ..................................................................  $  48,132   $  40,601   $  42,294
 Basic Earnings Per Share ....................................................  $    1.16   $    0.98   $    1.02
 Diluted Earnings Per Share ..................................................  $    1.13   $    0.95   $    1.00

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                 Years Ended December 31, 2000, 1999 and 1998
                                (In thousands)


                                                                                           Accumulated      Total
                                                  Common Stock    Additional                  Other         Stock-
                                               -----------------    Paid-In    Retained   Comprehensive    holders'
                                                Shares   Amount     Capital    Earnings        Loss         Equity
                                               -------- -------- ------------ ---------- --------------- -----------
BALANCE, JANUARY 1, 1998 .....................  41,433    $414     $156,477    $ 87,526      $ (303)      $244,114
  Net income .................................      --      --           --      42,371          --         42,371
  Issuance of stock under employee stock
   purchase plan (Note 10) ...................      16      --          340          --          --            340
  Exercise of stock options (Note 10) ........      53       1          399          --          --            400
  Net unrealized loss on marketable equity
   securities ................................      --      --           --          --        (105)          (105)
                                                ------    ----     --------    --------      ------       --------
BALANCE, DECEMBER 31, 1998 ...................  41,502     415      157,216     129,897        (408)       287,120
  Net income .................................      --      --           --      41,443          --         41,443
  Issuance of stock under employee stock
   purchase plan (Note 10) ...................      60      --        1,535          --          --          1,535
  Exercise of stock options (Note 10) ........      85       1        1,474          --          --          1,475
  Net unrealized gain on marketable equity
   securities ................................      --      --           --          --         135            135
                                                ------    ----     --------    --------      ------       --------
BALANCE, DECEMBER 31, 1999 ...................  41,647     416      160,225     171,340        (273)       331,708
  Net income .................................      --      --           --      46,875          --         46,875
  Issuance of stock under employee stock
   purchase plan (Note 10) ...................      13      --          274          --          --            274
  Exercise of stock options (Note 10) ........      79       1          660          --          --            661
  Net unrealized loss on marketable equity
   securities ................................      --      --           --          --        (177)          (177)
                                                ------    ----     --------    --------      ------       --------
BALANCE, DECEMBER 31, 2000 ...................  41,739    $417     $161,159    $218,215      $ (450)      $379,341
                                                ======    ====     ========    ========      ======       ========

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years Ended December 31, 2000, 1999 and 1998


                                                                                               2000           1999          1998
                                                                                           ------------  ------------- -------------
                                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..............................................................................  $   46,875    $   41,443   $    42,371
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .........................................................      31,192        28,536        21,701
   Amortization of acquisition loan costs ................................................          --         3,398           752
   Amortization of deferred income .......................................................      (1,179)       (1,366)         (891)
   Deferred income tax provision .........................................................      22,426        16,383        16,256
   Cumulative effect of accounting change ................................................       1,257            --            --
   Changes in operating assets and liabilities, net of effects of business acquisitions:
    Accounts receivable ..................................................................        (796)       (5,825)       (7,262)
    Prepaid and accrued income taxes .....................................................       1,191         6,219        (5,707)
    Inventories ..........................................................................      (1,200)       (4,447)       (1,384)
    Condominiums held for sale ...........................................................         290          (429)       17,978
    Accounts payable .....................................................................      (8,088)       11,179       (15,335)
    Deferred race event income ...........................................................     (21,297)        8,636        16,258
    Accrued expenses and other liabilities ...............................................       2,578         5,680           672
    Deferred income ......................................................................       1,790           376         3,243
    Other assets and liabilities .........................................................         583        (2,289)       (2,256)
                                                                                            ----------    ----------   -----------
     Net Cash Provided by Operating Activities ...........................................      75,622       107,494        86,396
                                                                                            ----------    ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under long-term debt .........................................................          --       128,750       254,253
 Principal payments on long-term debt ....................................................     (47,234)     (124,805)      (18,565)
 Payments of debt issuance costs .........................................................          --        (6,446)       (4,053)
 Issuance of stock under employee stock purchase plan ....................................         274         1,535           340
 Exercise of common stock options ........................................................         661         1,475           400
                                                                                            ----------    ----------   -----------
     Net Cash Provided (Used) by Financing Activities ....................................     (46,299)          509       232,375
                                                                                            ----------    ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ....................................................................     (85,538)      (90,616)      (98,574)
 Proceeds from sale of property held for sale to affiliate ...............................      40,008            --            --
 Purchase of Las Vegas Motor Speedway ....................................................          --            --      (210,400)
 Purchase of marketable equity securities and other investments ..........................      (2,318)       (1,645)         (933)
 Proceeds from sales of marketable equity securities and other investments ...............          21         1,435           692
 Distribution from equity method investee ................................................          --            --         1,300
 Increase in notes and other receivables .................................................      (8,484)       (5,185)      (13,394)
 Repayment of notes and other receivables ................................................       1,455         8,879         9,789
                                                                                            ----------    ----------   -----------
     Net Cash Used by Investing Activities ...............................................     (54,856)      (87,132)     (311,520)
                                                                                            ----------    ----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................     (25,533)       20,871         7,251
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...........................................      56,270        35,399        28,148
                                                                                            ----------    ----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR .................................................  $   30,737    $   56,270   $    35,399
                                                                                            ==========    ==========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest, net of amounts capitalized ......................................  $   32,788    $   24,942   $    14,951
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES INFORMATION:
 Increase in notes receivable for sale of Las Vegas Industrial Park and land (Note 4) ....      13,254            --            --
 Net liabilities assumed and incurred in Las Vegas Motor Speedway acquisition (Note 12) ..          --            --         8,783

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 2000, 1999 and 1998


1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Basis of Presentation -- The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway LLC and subsidiaries a/k/a Lowe's Motor Speedway at Charlotte (LMSC), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Sears Point Raceway LLC (SPR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a Finish Line Events and subsidiaries (FLE), Oil-Chem Research Corp. (ORC), Speedway Media LLC d/b/a Racing Country USA (RCU), SoldUSA, Inc., and Speedway Funding Corp. (collectively, the Company).

     Current Year Business Acquisition -- In January 2000, the Company acquired certain tangible and intangible assets and operations of Racing Country USA, a nationally-syndicated radio show, for $2,000,000 in cash. The acquisition was accounted for using the purchase method, and the results of operations after acquisition are included in the Company's consolidated statements of income. The Company may be required to pay additional consideration contingent upon RCU's operations exceeding certain targeted levels. However, the Company does not believe the final purchase price allocation will differ significantly from the preliminary allocation. The acquisition was not significant and, therefore, unaudited pro forma financial information is not presented.

     Description of Business -- AMS owns and operates a 1.54-mile lighted, quad-oval, asphalt superspeedway located on approximately 870 acres in Hampton, Georgia. AMS currently hosts two major National Association for Stock Car Auto Racing (NASCAR) Winston Cup Series events annually, one in March and one in November. Additionally, one Busch Grand National race and one Automobile Racing Club of America (ARCA) race is held annually, each preceding a Winston Cup event. AMS also hosts an annual Indy Racing Northern Light Series (IRL) racing event. AMS has constructed 46 condominiums overlooking the Atlanta speedway and is in the process of marketing the 2 remaining condominiums.

     BMS owns and operates a one-half mile lighted, 36-degree banked concrete oval speedway, and a one-quarter mile lighted dragstrip, located on approximately 550 acres in Bristol, Tennessee. BMS currently hosts two major NASCAR Winston Cup events annually. Additionally, two NASCAR-sanctioned Busch Grand National races are held annually, each preceding a Winston Cup event. BMS also owns and operates a state-of-the-art dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. BMS currently conducts an annual National Hot Rod Association (NHRA) sanctioned Nationals racing event and other bracket racing events, as well as various auto shows. BMS also conducts major World of Outlaws (WOO) and UDTRA Pro Dirt Car (UDTRA) Series racing events annually.

     LMSC owns and operates a 1.5-mile lighted quad-oval, asphalt superspeedway located in Concord, North Carolina. LMSC hosts three major NASCAR Winston Cup events annually, two in May and one in October. Additionally, two Busch Grand National and two ARCA races are held annually, each preceding a Winston Cup event. The Charlotte facility includes a 2.25-mile road course, a one-quarter mile asphalt oval track, a one-fifth mile asphalt oval track and a one-fifth mile dirt oval track, all of which hold race events throughout the year. In addition, LMSC has constructed 52 condominiums overlooking the main speedway, all of which have been sold. In 2000, LMSC completed construction of a 4/10-mile, modern, lighted, dirt track facility where nationally-televised events such as WOO, UDTRA, American Motorcycle Association (AMA) Series, and other racing events are held annually.

     LMSC also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Speedway Club, which generates rental, membership, catering and dining revenues.

     LVMS owns and operates a 1.5-mile, lighted, asphalt superspeedway, and several other on-site race tracks, located on approximately 1,300 acres in Las Vegas, Nevada. LVMS currently hosts several annual NASCAR-sanctioned racing events, including a Winston Cup Series, Busch Grand National Series, two Winston West Series, and two Winston Southwest Series racing events. Additional major events held annually include WOO and drag racing events, as well as various other motorsports events conducted at the on-site paved and dirt tracks. The racetrack is also rented throughout the year for non-racing activities such as driving schools and automobile testing.

     In 2000, LVMS completed reconstruction and expansion of one of its dragstrips into a state-of-the-art dragway with permanent grandstand seating, luxury suites, and extensive fan amenities and facilities. The Strip at Las Vegas hosted an

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS -- (Continued)

inaugural NHRA-sanctioned Nationals event in 2000, and is scheduled to host two Nationals events in 2001, as well as other NHRA and bracket racing events.

     SPR, located on approximately 1,500 acres in Sonoma, California, owns and operates a 2.52-mile, twelve-turn road course, a one-quarter mile dragstrip, and a 157,000 square foot industrial park. SPR currently holds one major NASCAR Winston Cup racing event annually. Additional events held annually include a NASCAR-sanctioned Winston Southwest Series, NHRA Winston Drag Racing Series National, as well as AMA and Sports Car Club of America (SCCA) racing events. The racetrack is also rented throughout the year by various organizations, including the SCCA, driving schools, major automobile manufacturers, and other car clubs. Significant renovations and expansion are currently underway at SPR (see Note 4).

     TMS, located on approximately 1,360 acres in Fort Worth, Texas, is a 1.5-mile lighted, banked, asphalt quad-oval superspeedway. TMS currently hosts one major NASCAR Winston Cup event annually, preceded by a Busch Grand National racing event. TMS also hosts two NASCAR-sanctioned Craftsman Truck and two IRL Series racing events, and will host an inaugural Fed-Ex Championship Auto Racing Teams (CART) Series racing event in 2001. TMS has constructed 76 condominiums above turn two overlooking the speedway, 68 of which have been sold or contracted for sale as of December 31, 2000. In 2000, TMS substantially completed construction of a 4/10-mile, modern, lighted, dirt track facility where nationally- televised events such as WOO, UDTRA, AMA Series, and other racing events are held annually.

     TMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Texas Motor Speedway Club, which generates rental, membership, catering and dining revenues. The TMS Club opened in March 1999.

     FLE provides event food, beverage, and souvenir merchandising services at each of the Company's speedways and to other third party sports-oriented venues.

     MBM, a wholly-owned subsidiary of FLE, is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel.

     ORC produces an environmentally-friendly, metal-energizer that is promoted and distributed by direct-response and other advertising to wholesale and retail customers.

     RCU is a nationally-syndicated radio show with racing-oriented programming.

     SoldUSA is an internet auction and e-commerce company.

     WMI, a division of FLE, is a screen printing and embroidery manufacturer and distributor of wholesale and retail apparel.

     600 Racing, Inc., a wholly-owned subsidiary of LMSC, developed, operates and is the official sanctioning body of the Legends Racing Circuit. 600 Racing also manufactures and sells 5/8-scale cars (Legends Cars) modeled after older-style coupes and sedans, a line of smaller-scale cars (the Bandolero), and a newly released line (the Thunder Roadster) modeled after older-style roadsters. Revenue is principally derived from the sale of vehicles and vehicle parts.


2. SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation -- All significant intercompany accounts and transactions have been eliminated in consolidation.

     Revenue Recognition -- Admissions revenue consists of ticket sales. Event related revenues consist of amounts received from broadcasting rights, sponsorships, concessions, luxury suite rentals, commissions and souvenirs, and other event and speedway related revenue. Other operating revenue consists of Speedway Clubs' restaurant, catering and membership income, Legends Car and parts sales, and industrial park rentals, MBM, Oil-Chem, SoldUSA and certain FLE revenues.

     The Company recognizes admissions and other event related revenues when an event is held. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

     Deferred race event income relates to scheduled events to be held in the upcoming year. If circumstances prevent a race from being held during the racing season, advance revenue is refundable and all deferred direct event expenses would be immediately recognized except for race purses which would be refundable from NASCAR or other sanctioning bodies.

     Accounting Change For Club Membership Fees -- The Company reassessed and changed its revenue recognition policies for Speedway Club membership fees in the fourth quarter of 2000. The LMSC and TMS Speedway Clubs have sold extended memberships since their opening which entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments.

     Before the change, net revenues from membership fees were recognized as income when billed and associated expenses were incurred. Under the new policy, net membership revenues are deferred when billed and amortized into income over an estimated average membership term of ten years. The cumulative effect of the accounting change as of January 1, 2000 reduced fiscal year 2000 net income by $1,257,000 after income taxes of $824,000, and basic and diluted earnings per share by $0.03. The change also reduced fiscal year 2000 other operating revenue by $1,346,000, net income by $813,000 after income taxes, and basic and diluted earnings per share by $0.02. The pro forma amounts on the consolidated income statement reflect the effect of retroactive application on net membership fee revenues, and related income taxes, had the new method been in effect for all periods presented.

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

     Accounts and Notes Receivable -- Accounts receivable are reported net of allowance for doubtful accounts of $1,351,000 and $951,000 at December 31, 2000 and 1999. Bad debt expense amounted to $1,134,000 in 2000, $660,000 in 1999, and $29,000 in 1998, and allowance for doubtful accounts reductions for actual write-offs and recoveries of specific accounts receivable amounted to $734,000 in 2000, $0 in 1999, and $291,000 in 1998. Notes and other receivables are collateralized principally by property and other assets which management believes sufficient to ensure full collectibility. As such, no allowance for uncollectible amounts has been recorded.

     Inventories -- Inventories consist of souvenirs, finished vehicles, parts and accessories, and food costs determined on a first-in, first-out basis, and apparel and metal-energizer product costs determined on an average current cost basis, all of which are stated at the lower of cost or market.

     Speedway Condominiums Held for Sale -- The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 44 and 68, respectively, have been sold or contracted for sale as of December 31, 2000. Speedway condominiums held for sale are recorded at cost, and represent 2 condominiums at AMS and 8 condominiums at TMS which are substantially complete and are being marketed.

     Property and Equipment -- Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense when incurred. Construction in progress includes all direct costs and capitalized interest on fixed assets under construction. Under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", management periodically evaluates long-lived assets for possible impairment based on expected future undiscounted operating cash flows attributable to such assets. Fully depreciated assets relieved from property and equipment amounted to approximately $4,100,000 in 2000 and $700,000 in 1999. Depreciation expense amounted to $29,286,000 in 2000, $26,758,000 in 1999, and $19,564,000 in 1998.

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

     Goodwill and Other Intangible Assets -- Goodwill and other intangible assets represent the excess of business acquisition costs over the fair value of net assets acquired and are being amortized on a straight-line basis principally over 40 years for speedway acquisitions and 10 to 15 years for others. Goodwill and other intangible assets are reported net of accumulated amortization of $7,390,000 and $5,615,000 at December 31, 2000 and 1999.
Management periodically evaluates the recoverability of goodwill and other intangible assets based on expected future profitability and undiscounted operating cash flows of acquired businesses.

     Marketable Equity Securities -- The Company's marketable equity securities are classified as "available for sale" and are not bought and held principally for the purpose of selling them in the near term. Accordingly, these securities are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Management intends to hold these securities through at least fiscal 2001, and accordingly, they are reflected as non-current assets. Realized gains and losses on sales of marketable equity securities are determined using the specific identification method.

     Valuation allowances for unrealized losses of $450,000 and $273,000, net of $301,000 and $183,000 in tax benefits, are reflected as a charge to stockholders' equity to reduce the carrying amount of long-term marketable equity securities to market value as of December 31, 2000 and 1999, respectively. Sales of marketable equity securities resulted in realized losses of $7,000 in 2000, and realized gains of $415,000 in 1999 and $150,000 in 1998.


     Deferred Financing Costs and Acquisition Loan Cost Amortization -- Deferred financing costs are included in other noncurrent assets and amortized over the term of the related debt. Acquisition loan cost amortization resulted from financing costs incurred in obtaining an amended credit facility and acquisition loan to fund the Company's acquisition of LVMS in December 1998 (see Notes 5 and 12). Associated deferred financing costs of $4,050,000 were amortized over the loan term which matured May 28, 1999. Deferred financing costs of $14,381,000 and $14,636,000 are reported net of accumulated amortization of $4,912,000 and $3,132,000 at December 31, 2000 and 1999.

     Deferred Income -- Deferred income as of December 31, 2000 and 1999 consists of the following (in thousands):

                                                          2000       1999
                                                       ---------- ----------
   TMS Preferred Seat License fees, net ..............  $11,067    $11,802
   Deferred gain on TMS condominium sales. ...........    2,438      2,957
   Deferred Speedway Club membership income ..........    3,616        464
   Other .............................................        9         39
                                                        -------    -------
    Total ............................................  $17,130    $15,262
                                                        =======    =======

     TMS offers Preferred Seat License agreements whereby licensees are entitled to purchase annual TMS season-ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season-ticket packages when and as offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket. Also, licensees are not entitled to refunds for postponements or cancellation of events due to weather or certain other conditions. After May 31, 1999, license agreements became transferrable once each year subject to certain terms and conditions. Net PSL fees are deferred when received and amortized into income over the estimated useful life of TMS's facility.

     Certain condominium sales contracts, aggregating approximately $16,700,000 as of December 31, 2000, provide buyers the right to require the Company to repurchase real estate within three years from the purchase date. Gain recognition has been deferred until the buyer's right expires. Management believes the likelihood of buyers exercising such rights, in amounts that at any one time or in the aggregate would be significant, is remote.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

     The LMSC and TMS Speedway Clubs sell extended memberships which entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments. The Company changed its accounting policy for these Speedway Club membership fees in fiscal 2000 (see "Accounting Change For Club Membership Fees" above). The LMSC Speedway Club has also sold lifetime memberships which entitle individual members to certain private dining and racing event seating privileges. Net revenues from these lifetime membership fees are being amortized into income principally over 15 years ending in 2001. Net membership income recognized for these extended and lifetime memberships was $1,261,000 in 2000, $1,934,000 in 1999, and $500,000
in 1998. On a pro forma basis, had the new policy been in effect, these fees would have been $540,000 in 1999 and $373,000 in 1998.

     Advertising Expenses -- Event related advertising costs are expensed when an event is held and included principally in direct expense of events. Non-event related advertising costs, including direct-response advertising once primary media promotion has commenced, are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $21,187,000 in 2000, $15,144,000 in 1999, and $7,626,000 in 1998. Prepaid
expense at December 31, 1999 included $1,407,000 of deferred direct-response advertising costs related to then future media promotion of certain ORC products. These costs were amortized into expense in 2000 and no direct-response advertising costs are deferred at December 31, 2000.

     Concession Contract Rights Resolution -- In November 1996, the Company acquired certain tangible and intangible assets and the operations of Sears Point Raceway. At that time, a third party enjoyed the contract rights to provide event food, beverage and souvenir merchandising services at SPR whose original contract was to expire in 2004. Since 1998, the Company's subsidiary Finish Line Events has provided such services. In September 2000, the Company reacquired such contract rights for approximately $3.2 million, including legal and other transaction costs. Because fair value was not readily ascertainable until reaching final agreement in September 2000, the contract rights were not reflected in SPR's original purchase price allocation nor recorded until their value was established. Management anticipates the present value of estimated net future benefits under the contract rights will exceed its costs. Notwithstanding this expected future benefit, the cost has been reflected as a current period expense because acquisition was beyond Accounting Principles Board (APB) Opinion No. 16's one year allocation period.

     Income Taxes -- The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at amounts reported in the financial statements.

     Stock-Based Compensation -- The Company continues to apply APB Opinion No. 25 which recognizes compensation cost based on the intrinsic value of the equity instrument awarded as permitted under Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation." The pro forma effect on net income and earnings per share under the provisions of SFAS No. 123 is disclosed in Note 10.

     Fair Value of Financial Instruments -- Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Marketable equity securities are carried at fair value. Notes receivable and bank revolving credit facility borrowings are frequently repriced variable interest rate financial instruments, and therefore, carrying values approximate fair value. Fixed rate senior subordinated notes and convertible subordinated debentures have carrying and fair values as of December 31, 2000 and 1999 as follows (in thousands):



                                                    Carrying Value            Fair Value
                                                ----------------------- -----------------------
                                                    2000        1999        2000        1999
                                                ----------- ----------- ----------- -----------
   8.5% Senior subordinated notes payable .....  $252,788    $253,208    $243,125    $238,750
   5.75% Convertible subordinated debentures ..    66,000      74,000      63,030      77,330

     Concentrations of Credit Risk -- Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts and notes receivable, and marketable equity securities. The Company places its cash and cash equivalents with major high-credit qualified financial institutions, limiting its exposure to concentrations of credit risk. Concentrations of credit risk with respect to accounts receivable are limited due to the large

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

numbers of customers, wide variety of customers and customer industries, and their broad geographical dispersion. The Company generally requires sufficient collateral equal or exceeding note amounts, and accepts notes only from high-credit quality companies or high net-worth individuals, limiting its exposure to concentrations of credit risk. Concentrations of credit risk with respect to marketable equity securities are limited through portfolio diversification.

     Impact of New Accounting Standards -- The Company will adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Because the Company does not have any derivative instruments, adoption is expected to have no effect on the Company's financial statements or disclosures.

     Segment Disclosures -- The Company periodically evaluates the possible effects of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" on its financial statement disclosures. The combined operations of the Company's speedways comprise one operating segment, and encompass all admissions and event related revenues and associated expenses. Other Company operations presently are not significant relative to those of the speedways. As such, at this time, SFAS No. 131 continues to have no effect on the Company's financial statement disclosures.

     Reclassifications -- Certain prior year accounts were reclassified to conform with current year presentation.


3. INVENTORIES

     Inventories as of December 31, 2000 and 1999 consist of the following components (in thousands):

                                                        2000       1999
                                                     ---------  ---------
 Souvenirs and apparel .............................  $ 9,421    $ 8,490
 Finished vehicles, parts and accessories ..........    4,212      4,310
 Oil additives, food and other .....................    2,854      2,487
                                                      -------    -------
   Total ...........................................  $16,487    $15,287
                                                      =======    =======

4. PROPERTY AND EQUIPMENT AND PROPERTY HELD FOR SALE

     Property and equipment as of December 31, 2000 and 1999 is summarized as follows (dollars in thousands):

                                          Estimated
                                        Useful Lives       2000          1999
                                       -------------- ------------- -----------
 Land and land improvements ..........     5-25        $  210,649    $  202,692
 Racetracks and grandstands ..........     5-45           392,495       333,037
 Buildings and luxury suites .........     5-40           236,472       215,163
 Machinery and equipment .............     3-20            41,002        39,409
 Furniture and fixtures ..............     5-20            16,347        15,034
 Autos and trucks ....................     3-10             4,756         4,282
 Construction in progress ............                     28,852        39,111
                                                       ----------    ----------
   Total .............................                    930,573       848,728
   Less accumulated depreciation .....                   (132,092)     (107,148)
                                                       ----------    ----------
    Net ..............................                 $  798,481    $  741,580
                                                       ==========    ==========

     Construction In Progress -- At December 31, 2000, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at each of its speedways. In addition, the Company plans to continue major renovations at SPR, including its ongoing reconfiguration into a "stadium-style" road racing course, adding a significant number of grandstand and hillside terrace seats, adding luxury suites, and improving and expanding concessions, restroom and other fan amenities and facilities. SPR also plans to continue improving and expanding its

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT AND PROPERTY HELD FOR SALE -- (Continued)

on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. The estimated aggregate cost of capital expenditures in 2001 is approximately $55,000,000.

     Property Held For Sale -- In January 2000, the Company sold the 1.4 million square-foot Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer, for approximately $53.3 million (see Note 8). The Company acquired the industrial park then under construction and land in connection with its acquisition of LVMS in December 1998. Construction was completed and rental operations commenced in 1999. The sales price approximated the Company's net carrying value as of December 31, 1999 and selling costs.


5. LONG-TERM DEBT

     Long-term debt as of December 31, 2000 and 1999 consists of the following (in thousands):

                                                    2000         1999
                                                ------------ -----------
 Revolving bank credit facility ...............   $ 90,000    $130,000
 Senior subordinated notes ....................    252,788     253,208
 Convertible subordinated debentures ..........     66,000      74,000
 Other notes payable ..........................      1,309       1,352
                                                  --------    --------
   Total ......................................    410,097     458,560
    Less current maturities ...................       (168)       (160)
                                                  --------    --------
                                                  $409,929    $458,400
                                                  ========    ========

     Bank Credit Facility -- In May 1999, the Company obtained a long-term, secured, senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender (the Credit Facility). The Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, matures in May 2004, and is secured by a pledge of the capital stock and other equity interests of all material Company subsidiaries. The Company also agreed not to pledge its assets to any third party. The Credit Facility was used to fully repay and retire then outstanding borrowings under the Acquisition Loan (as described below) after reduction for the application of proceeds from the 1999 Senior Notes offering, and for working capital and general corporate purposes. At December 31, 2000, outstanding letters of credit amounted to $106,000.

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

     Senior Subordinated Notes -- In May 1999, the Company completed a private placement of 8 1/2% senior subordinated notes (the 1999 Senior Notes) in the aggregate principal amount of $125,000,000. These notes were registered in July 1999. Net proceeds, after issuance at 103% of face value, commissions and discounts, approximated $125,737,000 and were used to repay a portion of the outstanding borrowings under the Acquisition Loan. The Company's 8 1/2% senior subordinated notes of $125,000,000 issued in 1997, and the 1999 Senior Notes (hereafter referred to collectively as the Senior Notes), are substantially identical and governed by similar Indentures. The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002. Interest payments are due semi-annually on February 15 and August 15. The Senior Notes are subordinated to all present and future senior secured indebtedness of the Company.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

5. LONG-TERM DEBT -- (Continued)

Redemption prices in fiscal year periods ending August 15 are 104.25% in 2002, 102.83% in 2003, 101.42% in 2004, and 100% in 2005 and thereafter.

     The Indentures governing the Senior Notes contain certain specified restrictive and required financial covenants. The Company has agreed not to pledge its assets to any third party except under certain limited circumstances. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, cash dividends to shareholders, distributions and redemptions. The Indentures and Credit Facility agreements contain cross-default provisions.

     Convertible Subordinated Debentures -- In 1996, the Company completed a private placement of 5 3/4% convertible subordinated debentures in the aggregate principal amount of $74,000,000. These debentures and the underlying equity securities were registered in 1996. In 2000, the Company repurchased debentures aggregating $8,000,000 in principal at a discount resulting in a $460,000 gain, net of income taxes, which is included in other income due to immateriality. The debentures are unsecured, mature on September 30, 2003, are convertible into Company common stock at the holder's option after December 1, 1996 at $31.11 per share until maturity, and are redeemable at the Company's option. Interest payments are due semi-annually on March 31 and September 30. The debentures are subordinated to all present and future secured indebtedness of the Company. Redemption prices in fiscal year periods ending September 30 are 101.64% in 2001 and 100.82% in 2002. After September 30, 2002, the
debentures are redeemable at par. As of December 31, 2000 and 1999, 2,122,000 and 2,379,000 shares of common stock would be issuable upon conversion (see
Note 6).

     Acquisition Loan -- In November 1998, the Company's former credit facility was amended and restated (the Acquisition Loan) to fund the Company's December 1998 acquisition of LVMS (see Note 12). The Acquisition Loan was retired and repaid on May 28, 1999 concurrently with the issuance of senior subordinated notes and bank credit facility proceeds as described above.

     Annual maturities of debt at December 31, 2000 are as follows (in thousands):

  2001 ...................  $    168
  2002 ...................     1,085
  2003 ...................    66,028
  2004 ...................    90,028
  2005 ...................        --
  Thereafter .............   252,788
                            --------
                            $410,097
                            ========

     Interest expense, net includes interest expense of $31,482,000 in 2000, $30,083,000 in 1999, and $15,258,000 in 1998, and includes interest income of $4,509,000 in 2000, $2,397,000 in 1999, and $3,030,000 in 1998. The Company
capitalized interest costs of $2,912,000 in 2000, $4,667,000 in 1999, and $3,846,000 in 1998. The weighted-average interest rate on borrowings under bank revolving credit facilities was 7.6% in 2000, 6.5% in 1999, and 6.4% in 1998.


6. CAPITAL STRUCTURE AND PER SHARE DATA

     Preferred Stock -- At December 31, 2000, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company's Board of Directors. No preferred shares were issued and outstanding at December 31, 2000 or 1999.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

6. CAPITAL STRUCTURE AND PER SHARE DATA -- (Continued)

     Per Share Data -- Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt (see Note 5). The following schedule reconciles basic and diluted earnings per share (dollars and shares in thousands):

                                                                                            Weighted
                                                                                   Net      Average   Earnings
Year Ended:                                                                       Income     Shares   Per Share
------------------------------------------------------------------------------ ----------- --------- ----------
December 31, 2000:
 Basic earnings per share before cumulative effect of accounting change
   for club membership fees (Note 2) .........................................  $ 48,132    41,663    $  1.16
 Accounting change, net of taxes .............................................    (1,257)   41,663      (0.03)
                                                                                --------              -------
 Basic earnings per share ....................................................  $ 46,875    41,663    $  1.13
                                                                                ========              =======
 Basic earnings per share before accounting change ...........................  $ 48,132    41,663    $  1.16
 Dilution adjustments:
   Common stock equivalents -- stock options .................................        --       699
   5 3/4% Convertible debentures .............................................     2,321     2,353
                                                                                --------    ------
 Diluted earnings per share before cumulative effect of accounting change ....    50,453    44,715    $  1.13
 Accounting change, net of taxes .............................................    (1,257)   44,715      (0.03)
                                                                                --------              -------
 Diluted earnings per share ..................................................  $ 49,196    44,715    $  1.10
                                                                                ========              =======
December 31, 1999:
 Basic earnings per share ....................................................  $ 41,443    41,569    $  1.00
 Dilution adjustments:
   Common stock equivalents -- stock options .................................        --     1,012
   5 3/4% Convertible debentures .............................................     2,200     2,379
                                                                                --------    ------
 Diluted earnings per share ..................................................  $ 43,643    44,960    $  0.97
                                                                                ========    ======
December 31, 1998:
 Basic earnings per share ....................................................  $ 42,371    41,482    $  1.02
 Dilution adjustments:
   Common stock equivalents -- stock options .................................        --       750
   5 3/4% Convertible debentures .............................................     2,108     2,379
                                                                                --------    ------
 Diluted earnings per share ..................................................  $ 44,479    44,611    $  1.00
                                                                                ========    ======

7. INCOME TAXES

     The components of the provision for income taxes are as follows (in thousands):

                       2000      1999       1998
                    --------- ---------- ----------
Current ...........  $ 8,674   $10,740    $11,390
Deferred ..........   22,426    16,383     16,256
                     -------   -------    -------
  Total ...........  $31,100   $27,123    $27,646
                     =======   =======    =======

     The reconciliation of the statutory federal income tax rate and the effective income tax rate is as follows:



                                                                   2000       1999       1998
                                                                 --------   --------   --------
 Statutory federal tax rate ....................................     35%        35%        35%
 State and local income taxes, net of federal income tax effect       3          4          4
 Other, net ....................................................      1         --         --
                                                                     --         --         --
  Total ........................................................     39%        39%        39%
                                                                     ==         ==         ==

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

7. INCOME TAXES -- (Continued)

     The tax effect of temporary differences resulting in deferred income taxes are as follows (in thousands):

                                                                      2000        1999
                                                                  ----------- ------------
Deferred tax liabilities:
  Property and equipment ........................................  $ 107,889   $  82,023
  Expenses deducted for tax purposes and other ..................        768       1,055
                                                                   ---------   ---------
   Subtotal .....................................................    108,657      83,078
                                                                   ---------   ---------
Deferred tax assets:
  Income previously recognized for tax purposes .................     (1,210)     (1,107)
  Stock option compensation expense .............................       (632)       (933)
  PSL and other deferred income recognized for tax purposes .....     (5,276)     (4,511)
  State and federal net operating loss carryforwards ............     (7,201)     (8,932)
  Alternative minimum tax credit ................................    (20,232)    (15,915)
                                                                   ---------   ---------
   Subtotal .....................................................    (34,551)    (31,398)
                                                                   ---------   ---------
Total net deferred tax liability ................................  $  74,106   $  51,680
                                                                   =========   =========

     The Company made income tax payments during 2000, 1999, and 1998 totaling approximately $13,149,000, $15,375,000, and $16,328,000, respectively. At
December 31, 2000, the Company has approximately $21,780,000 of federal net operating loss carryforwards which expire in 2018 and 2019, and $72,650,000 of state net operating loss carryforwards which expire in 2003 through 2019. The Company's alternative minimum tax credits do not expire. No valuation allowance against deferred tax assets has been recorded for any year presented.


8. RELATED PARTY TRANSACTIONS

     Notes and other receivables at December 31, 2000 and 1999 include $886,000 and $848,000 due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner, including accrued interest. The note bears interest at 1% over prime, is collateralized by certain partnership land, and is payable on demand. Because the Company does not anticipate or require repayment during 2001, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

     Notes and other receivables at December 31, 2000 and 1999 include $4,945,000 and $2,103,000 due from the Company's Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman, and accrued interest. The amount due bears interest at 1% over prime and is payable on demand. Because the Company does not anticipate or require repayment during 2001, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

     Notes and other receivables at December 31, 2000 include $15,383,000 due from Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer, including accrued interest. In January 2000, the Company sold the 1.4 million square-foot Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC for approximately $53.3 million paid in cash of $40.0 million and a note receivable of $13.3 million. The note bears interest at LIBOR plus 2.00%, is collateralized by the underlying sold property, and is scheduled to mature in July 2002. Because the Company does not anticipate or require repayment during 2001, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

     From time to time, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), a Company affiliate through common ownership, and of Las Vegas Industrial Park, LLC. At December 31, 2000, accounts receivable include $940,000 due from Sonic Financial and $1,643,000 due from Las Vegas Industrial Park, LLC. The amounts are classified as short-term based on expected repayment dates. There were no amounts outstanding due from Sonic Financial or Las Vegas Industrial Park, LLC at December 31, 1999.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

8. RELATED PARTY TRANSACTIONS -- (Continued)

     Interest income of $1,568,000 in 2000, $179,000 in 1999, and $115,000 in
1998 was earned on amounts due from related parties.

     Amounts payable to affiliates at December 31, 2000 and 1999 includes $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. Amounts payable to affiliates at December 31, 2000 and 1999 also include $1,317,000 and $1,726,000 owed to a former LVMS shareholder and executive officer in equal monthly payments through December 2003 at 6.4% imputed interest.

     Interest expense of $308,000 in 2000, $266,000 in 1999, and $151,000 in
1998 was accrued on amounts payable to affiliates.


9. LEGAL PROCEEDINGS AND CONTINGENCIES

     On May 1, 1999, during the running of an IRL event at LMSC, an on-track accident occurred that caused race car debris to enter the spectator seating area (the "May 1999 IRL Accident"). Three deaths and injuries to others resulted. The three decedents' estates filed separate wrongful death lawsuits against SMI, IRL and others in the Superior Court of Mecklenburg County, North Carolina. The Estate of Dexter Mobley lawsuit was filed on May 28, 1999, and the Estates of Randy Pyatte and Jeffrey Patton lawsuits were filed on August 26, 1999. These suits sought unspecified compensatory and punitive damages. These lawsuits were settled in May 2000 without any admission of wrongdoing or liability on the part of SMI. Settlement had no material adverse affect on the Company's financial position or results of operations.

     On February 13, 2001, the parents of Haley A. McGee filed a personal injury action related to the May 1999 IRL Accident against SMI, LMSC and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of the minor, Haley A. McGee, as well as the medical expenses incurred and wages lost by her parents. SMI intends to file an answer in this action. SMI intends to defend itself and to deny the allegations of negligence as well as related claims for punitive damages. Management does not believe the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

     On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMSC, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure was the result of excessive interior corrosion resulting from improperly manufactured bridge components. All personal injury claims resulting from this incident are currently being handled by the bridge's manufacturer, Tindall Corporation, and its insurer. To date, fifteen separate lawsuits have been filed by individuals claiming injuries from the bridge failure on May 20, 2000. All fifteen lawsuits were filed against SMI, LMSC, Tindall Corporation and Anti-Hydro International, Inc. in Cabarrus, Mecklenburg, Rowan and Wake Counties of North Carolina, and in the United States District Court for the Middle District of North Carolina, seeking unspecified compensatory and punitive damages. SMI has filed or will file shortly answers in all of the actions and preliminary discovery has begun in many of the cases but is not complete. SMI intends to defend itself and denies the allegations of negligence as well as related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future. Management does not believe the outcome of these lawsuits or this incident will have a material adverse affect on the Company's financial position or future results of operations.

     On May 24, 2000, a Petition for Writ of Mandate, Declaratory Relief and Injunctive Relief was filed in the Superior Court of California, Sonoma County styled Yellow Flag Alliance, Tony Lilly and Nancy Lilly vs. Sonoma County and Sonoma County Board of Supervisors. This action was brought to challenge the Sonoma County Board of Supervisors' decision to authorize SPR to proceed with a renovation project. In particular, the petitioners claim that the Board failed to follow certain of California's environmental statutes requiring evaluation of the impact the renovation would have on the environment such as noise, traffic, visual impairments, land use and zoning issues. Although neither SMI nor SPR is named in the action, an adverse outcome could impact the Company's ability to expand the facility as planned. SMI believes that the Petition has no basis and will defend itself vigorously. Management does not believe the outcome of this incident will have a material adverse affect on the Company's financial position or future results of operations.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

9. LEGAL PROCEEDINGS AND CONTINGENCIES -- (Continued)

     On August 23, 2000, a shareholder derivative complaint was filed against SMI and its directors in Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. "Humpy" Wheeler, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack L. Kemp and Speedway Motorsports, Inc. (the "Crandon Complaint"), alleges that in February 2000, SMI sold the Las Vegas Industrial Park -- R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, SMI's Chief Executive Officer, Chairman and majority stockholder, at less than these properties' fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. Plaintiffs are seeking unspecified damages, SMI's establishment of a system of internal controls and procedures, rescission of the transaction with Mr. Smith or, alternatively, unspecified rescissory damages from Mr. Smith, and plaintiff's costs and attorney fees. On September 13, 2000, a second complaint, styled Kathy Mayo v. O. Bruton Smith, H.A. "Humpy" Wheeler, William R. Brooks, Mark M. Gambill, Jack L. Kemp and Speedway Motorsports, Inc., was filed in Delaware Chancery Court raising the same allegations and seeking the same relief as the Crandon Complaint. The Delaware court has consolidated the two cases. SMI believes that the consolidated complaints have no basis and will defend the action vigorously. SMI has filed an answer denying the allegations, and preliminary discovery has begun.

     On January 31, 2001, the Federal Trade Commission (the "FTC") filed a complaint against SMI and its subsidiary, Oil-Chem Research Corp., in the United States District Court, Middle District of North Carolina. The FTC is seeking a judgment to enjoin SMI and Oil-Chem Research Corp. from advertising zMax Power System for use in motor vehicles and to award equitable relief to redress alleged injury to consumers. SMI has filed an answer in this action denying the allegations and intends to defend itself. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

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

     The Company is a party to other litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company's financial condition or future results of operations.


10. STOCK OPTION PLANS

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

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

10. STOCK OPTION PLANS -- (Continued)

     The exercise price of all stock options granted in 1998 through 2000 was the fair or trading value of the Company's common stock at grant date. Other option information regarding the 1994 Stock Option Plan for 1998 through 2000 is summarized as follows:

                                                                        Weighted
                                                         Exercise       Average
                                         Shares in        Price         Exercise
                                         Thousands      Per Share        Price
                                       ------------ ----------------- ----------
  Outstanding, January 1, 1998 .......    1,331      $  3.75-$23.50    $  10.40
  Granted ............................      200               25.63       25.63
  Exercised ..........................     (53)           3.75-9.00        7.71
                                          ------     ---------------   --------
  Outstanding, December 31, 1998 .....    1,478           3.75-25.63      12.56
  Granted ............................      490          29.13-41.13      36.23
  Cancelled ..........................      (5)                23.50      23.50
  Exercised ..........................     (85)           9.00-23.50      17.67
                                          ------     ---------------   --------
  Outstanding, December 31, 1999 .....    1,878           3.75-41.13      18.49
  Granted ............................      455          22.38-33.81      26.04
  Cancelled ..........................     (23)          33.81-41.13      36.99
  Exercised ..........................     (79)            3.75-9.00       8.39
                                          ------     ---------------   --------
  Outstanding, December 31, 2000 .....    2,231      $   3.75-$41.13   $  20.19
                                          ======     ===============   ========

     As of December 31, 2000, 1999, and 1998, options aggregating 2,057,000, 1,618,000, and 1,438,000 were exercisable at weighted average exercise prices of $18.97, $16.04, and $12.27 per share, and had weighted average remaining contractual lives of 6.64, 6.59, and 7.06 years, respectively.

     Formula Stock Option Plan -- The Company's Board of Directors and stockholders adopted the Formula Stock Option Plan for the benefit of the Company's outside directors. The plan authorizes options to purchase up to an aggregate of 800,000 shares of common stock. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 20,000 shares of common stock at an exercise price equal to the fair market value per share at award date. Other option information regarding the Formula Option Plan for 1998 through 2000 is summarized as follows:

                                                                       Weighted
                                                        Exercise       Average
                                        Shares in         Price        Exercise
                                        Thousands       Per Share       Price
                                       ----------- ------------------ ---------
  Outstanding, January 1, 1998 .......      60      $  14.94-$20.63     18.73
  Granted ............................      40                24.81     24.81
  Exercised ..........................      --                   --        --
                                           ---       ---------------    ------
  Outstanding, December 31, 1998 .....     100           14.94-24.81    21.16
  Granted ............................      55           26.88-27.88    27.60
  Exercised ..........................      --                   --        --
                                           ---      ----------------   ------
  Outstanding, December 31, 1999 .....     155           14.94-27.88    23.45
  Granted ............................      60                27.13     27.13
  Exercised ..........................      --                   --        --
                                           ---      ----------------   ------
  Outstanding, December 31, 2000 .....     215      $  14.94-$27.88   $ 24.47
                                           ===      ================  =======

     All options outstanding as of December 31, 2000, 1999, and 1998 were exercisable, and had weighted average remaining contractual lives of 7.51, 7.94, and 8.20 years, respectively. Effective January 2, 2001, the Company granted options to purchase an additional 20,000 shares to each of the then three outside directors at an exercise price per share of $22.31 at award date.

     Stock-Based Compensation Information -- As discussed in Note 2, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company granted 515,000, 545,000, and

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

10. STOCK OPTION PLANS -- (Continued)

240,000 options in 2000, 1999, and 1998 with weighted average grant-date fair values of $10.38, $12.56, and $7.91, respectively, under both stock option plans. No compensation cost has been recognized for the stock option plans. Had compensation cost for the stock options been determined based on the fair value method as prescribed by SFAS No. 123, the Company's pro forma net income and basic and diluted earnings per share would have been $43,631,000 or $1.05 and $1.03 per share for 2000, $37,308,000 or $0.90 and $0.88 per share for 1999, and $41,233,000 or $0.99 and $0.97 per share for 1998.

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 50.1% in 2000, 44.7% in 1999, and 37.8% in 1998; risk-free interest rates of 6.0% in 2000, 5.5% in 1999, and 4.6% in 1998; and expected lives of 3.0 years in 1998 through 2000. The model reflects that no dividends were declared in 1998 through 2000.

     Options outstanding and exercisable for both stock option plans as of December 31, 2000 are as follows (shares in thousands):



                              Options Outstanding                          Options Exercisable
                   ------------------------------------------   -----------------------------------------
                                        Weighted Average                            Weighted Average
                                   --------------------------                   -------------------------
     Average                                      Remaining                                    Remaining
    Range of                                     Contractual                                  Contractual
    Exercise           Number       Exercise         Life           Number       Exercise        Life
     Prices         Outstanding       Price       (in years)     Exercisable       Price      (in years)
----------------   -------------   ----------   -------------   -------------   ----------   ------------
$        3.75            623        $  3.75         4.0              623        $  3.75          4.0
         9.00            141           9.00         4.2              141           9.00          4.2
  14.94-20.63            110          17.21         5.4              110          17.21          5.4
        22.38            235          22.38         9.8              235          23.38          9.8
  23.00-25.63            625          24.19         7.3              625          24.19          7.3
  26.88-29.13            315          28.48         8.9              221          28.21          8.9
        33.81            117          33.81         9.2              117          33.81          9.2
        41.13            280          41.13         8.5              200          41.13          8.5
-------------            ---        -------         ---              ---        -------          ---
$3.75-$41.13           2,446        $ 20.57         6.9            2,272        $ 19.49          6.7
=============          =====        =======         ===            =====        =======          ===

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

     In 2000, 1999, and 1998, employees purchased approximately 13,000, 60,000, and 16,000 shares granted under the Plan on January 1, 2000, 1999, and 1998 at an average purchase price of $20.47, $25.48, and $21.79 per share, respectively.


11. EMPLOYEE BENEFIT PLAN

     The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to all Company employees meeting certain eligibility requirements. The Plan allows participants to elect contributions of up to 15% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants are fully vested in Company matching contributions after five years. The Company's contributions to the Plan were $243,000 in 2000, $161,000 in 1999, and $151,000 in 1998.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

12. LAS VEGAS MOTOR SPEEDWAY ACQUISITION

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

                                            Pro forma
                                      (in thousands, except
                                       per share amounts)
                                           Year Ended
                                        December 31, 1998
                                     ----------------------
Total revenues .....................       $ 264,583
Net income .........................       $  40,672
Basic earnings per share ...........       $    0.98
Diluted earnings per share .........       $    0.96

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


13. CONDENSED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

     The Company's Credit Facility and Senior Subordinated Notes are joint and severally guaranteed by all of the Company's wholly-owned subsidiaries except for certain minor wholly-owned subsidiaries. The following table presents condensed consolidating financial information of the Company's guarantor and non-guarantor subsidiaries as of December 31, 2000 and 1999 and for each of the three years ended December 31, 2000 (in thousands):


    Condensed Consolidating Balance Sheets As Of December 31, 2000 and 1999



                                                                  2000
                                   -------------------------------------------------------------------
                                     Parent                     Non-
                                      Only      Guarantors   Guarantors   Eliminations   Consolidated
                                   ---------- ------------- ------------ -------------- --------------
  Current assets .................  $ 15,423   $    63,008   $    7,280    $   (2,408)     $ 83,303
  Property and equipment, net         10,640       784,506        2,685           650       798,481
  Goodwill and other
   intangible assets, net ........     5,066        49,314        4,725            --        59,105
  Other assets ...................    27,017        24,608          108          (665)       51,068
  Advances to and investments
   in subsidiaries, net ..........   805,871      (227,732)     (14,837)     (563,302)           --
                                    --------   -----------   ----------    ----------      --------
  Total assets ...................  $864,017   $   693,704   $      (39)   $ (565,725)     $991,957
                                    ========   ===========   ==========    ==========      ========
  Current liabilities ............  $ 15,694   $    86,972   $    1,983    $      534      $105,183
  Long-term debt .................   408,788           305        1,000          (164)      409,929
  Other liabilities ..............    60,194        37,348          (27)          (11)       97,504
                                    --------   -----------   ----------    ----------      --------
  Total liabilities ..............   484,676       124,625        2,956           359       612,616
  Total stockholders' equity .....   379,341       569,079       (2,995)     (566,084)      379,341
                                    --------   -----------   ----------    ----------      --------
  Total liabilities and
   stockholders' equity ..........  $864,017   $   693,704   $      (39)   $ (565,725)     $991,957
                                    ========   ===========   ==========    ==========      ========



                                                                  1999
                                   ------------------------------------------------------------------
                                     Parent                     Non-
                                      Only      Guarantors   Guarantors   Eliminations   Consolidated
                                   ---------- ------------- ------------ -------------- -------------
  Current assets .................  $ 43,350   $    61,769   $    5,690    $   (2,520)     $108,289
  Property and equipment, net          9,340       782,392        3,102            --       794,834
  Goodwill and other
   intangible assets, net ........     5,181        48,925        4,881            --        58,987
  Other assets ...................    24,252         9,529           91            --        33,872
  Advances to and investments
   in subsidiaries, net ..........   758,124      (219,256)     (11,542)     (527,326)           --
                                    --------   -----------   ----------    ----------      --------
  Total assets ...................  $840,247   $   683,359   $    2,222    $ (529,846)     $995,982
                                    ========   ===========   ==========    ==========      ========
  Current liabilities ............  $ 13,681   $   116,930   $      961    $      410      $131,982
  Long-term debt .................   457,208           404          941          (153)      458,400
  Other liabilities ..............    37,650        36,272          (19)          (11)       73,892
                                    --------   -----------   ----------    ----------      --------
  Total liabilities ..............   508,539       153,606        1,883           246       664,274
  Total stockholders' equity .....   331,708       529,753          339      (530,092)      331,708
                                    --------   -----------   ----------    ----------      --------
  Total liabilities and
   stockholders' equity ..........  $840,247   $   683,359   $    2,222    $ (529,846)     $995,982
                                    ========   ===========   ==========    ==========      ========

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


13. CONDENSED GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION -- (CONTINUED)

               Condensed Consolidating Statements Of Operations
             For the Years Ended December 31, 2000, 1999 and 1998



                                                            2000
                             ------------------------------------------------------------------
                               Parent                    Non-
                                Only     Guarantors   Guarantors   Eliminations   Consolidated
                             ---------- ------------ ------------ -------------- --------------
 Total revenues ............  $ 3,455    $ 332,357     $ 18,485            --      $ 354,297
 Total expenses ............    3,650      218,518       24,479            --        246,647
                              -------    ---------     --------            --      ---------
 Operating income
  (loss) ...................     (195)     113,839       (5,994)           --        107,650
 Interest and other
  expense, net .............    4,609      (33,530)         504            --        (28,417)
 Equity in net income
  (loss) of
  subsidiaries .............   45,453           --           --     $ (45,453)            --
 Net income (loss) .........  $46,875    $  48,788     $ (3,335)    $ (45,453)     $  46,875
                              =======    =========     ========     =========      =========



                                                            1999                                           1998
                             ------------------------------------------------------------------- ------------------------
                                Parent                    Non-                                      Parent
                                 Only     Guarantors   Guarantors   Eliminations   Consolidated      Only     Guarantors
                             ----------- ------------ ------------ -------------- -------------- ----------- ------------
 Total revenues ............  $    641    $ 309,179     $  7,673            --      $ 317,493           --    $ 229,456
 Total expenses ............     4,009      202,358       12,435            --        218,802     $  4,619      144,968
                              --------    ---------     --------            --      ---------     --------    ---------
 Operating income
  (loss) ...................    (3,368)     106,821       (4,762)           --         98,691       (4,619)      84,488
 Interest and other
  expense, net .............     3,236      (32,618)        (743)           --        (30,125)       3,516      (13,049)
 Equity in net income
  (loss) of
  subsidiaries .............    41,521           --           --     $ (41,521)            --       43,042           --
 Net income (loss) .........  $ 41,443    $  44,848     $ (3,327)    $ (41,521)     $  41,443     $ 42,371    $  43,235
                              ========    =========     ========     =========      =========     ========    =========



                                               1998
                             ----------------------------------------
                                 Non-
                              Guarantors   Elimnations   Consolidated
                             ------------ ------------- -------------
 Total revenues ............    $  340             --     $229,796
 Total expenses ............       414             --      150,001
                                ------             --     --------
 Operating income
  (loss) ...................       (74)            --       79,795
 Interest and other
  expense, net .............      (245)            --       (9,778)
 Equity in net income
  (loss) of
  subsidiaries .............        --      $ (43,042)          --
 Net income (loss) .........    $ (193)     $ (43,042)    $ 42,371
                                ======      =========     ========

               Condensed Consolidating Statements Of Cash Flows
             For the Years Ended December 31, 2000, 1999 and 1998



                                                                  2000
                                          -----------------------------------------------------
                                             Parent                     Non-
                                              Only      Guarantors   Guarantors   Consolidated
                                          ------------ ------------ ------------ --------------
Net cash provided by operations .........  $   33,528   $   41,831    $   263      $   75,622
Net cash provided (used) by
 financing activities, including
 LVMS acquisition loan
 borrowings in 1998 .....................     (55,159)       8,860         --         (46,299)
Net cash provided (used) by
 investing activities, including
 purchase of LVMS in 1998 ...............      (8,032)     (46,378)      (446)        (54,856)



                                                                 1999                                    1998
                                          --------------------------------------------------- --------------------------
                                            Parent                    Non-                       Parent
                                             Only     Guarantors   Guarantors   Consolidated      Only       Guarantors
                                          ---------- ------------ ------------ -------------- ------------ -------------
Net cash provided by operations .........  $12,658    $   92,304   $   2,532     $ 107,494     $   13,087   $    73,187
Net cash provided (used) by
 financing activities, including
 LVMS acquisition loan
 borrowings in 1998 .....................    1,296          (787)         --           509         17,140       215,235
Net cash provided (used) by
 investing activities, including
 purchase of LVMS in 1998 ...............    3,432       (88,417)     (2,147)      (87,132)       (11,670)     (299,731)



                                                       1998
                                          ------------------------------
                                           Non-Guarantors   Consolidated
                                          ---------------- -------------
Net cash provided by operations .........     $   122       $    86,396
Net cash provided (used) by
 financing activities, including
 LVMS acquisition loan
 borrowings in 1998 .....................          --           232,375
Net cash provided (used) by
 investing activities, including
 purchase of LVMS in 1998 ...............        (119)         (311,520)