Form 10-Q
period 2001-03-31
SPEEDWAY MOTORSPORTS INC
filed 2001-05-15
CIK 934648

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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


As of May 10, 2001, there were 41,741,782 shares of common stock outstanding.

                               INDEX TO FORM 10-Q

                                                                   PAGE
PART I  - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements - Unaudited               3

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              15

ITEM 3.  Quantitative and Qualitative Disclosures About             19
         Market Risk

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                          21

ITEM 6.  Exhibits and Reports on Form 8-K                           22

SIGNATURES                                                          23

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                     March 31,   December 31,
                                                       2001          2000
                                                     --------    -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ........................   $ 44,092      $ 30,737
 Accounts and notes receivable ....................     49,214        30,433
 Prepaid income taxes .............................         --         2,946
 Inventories ......................................     18,167        16,487
 Prepaid expenses .................................      2,488         2,700
                                                    ----------      --------
   Total Current Assets ...........................    113,961        83,303
                                                    ----------      --------
Property and Equipment, Net .......................    805,048       798,481
Goodwill and Other Intangible Assets, Net .........     58,531        59,105
Other Assets:
 Speedway condominiums held for sale ..............      4,734         4,419
 Marketable equity securities .....................      1,035           864
 Notes and other receivables from affiliates.......     22,515        21,214
 Notes receivable, other...........................     12,105        11,645
 Other assets .....................................     12,608        12,926
                                                    ----------      --------
   Total Other Assets .............................     52,997        51,068
                                                    ----------      --------
   TOTAL .......................................... $1,030,537      $991,957
                                                    ==========      ========


                See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                     March 31,  December 31,
                                                       2001          2000
                                                    ----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt .............   $    166      $    168
 Accounts payable .................................     12,529         9,683
 Deferred race event income, net ..................    116,761        72,052
 Accrued income taxes .............................        633            --
 Accrued interest .................................      2,260         9,591
 Accrued expenses and other liabilities............     12,597        13,689
                                                     ---------      --------
    Total Current Liabilities .....................    144,946       105,183
Long-Term Debt ....................................    405,285       409,929
Payable to Affiliates .............................      3,806         3,911
Deferred Income, Net ..............................     14,342        17,130
Deferred Income Taxes .............................     74,172        74,106
Other Liabilities .................................      2,439         2,357
                                                     ---------      --------
    Total Liabilities .............................    644,990       612,616
                                                     ---------      --------

Commitments and Contingencies (Notes 4, 9 and 11)..

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, shares
  authorized - 3,000,000, no shares issued ........         --            --
 Common stock, $.01 par value, shares authorized -
  200,000,000, issued and outstanding - 41,742,000
  in 2001 and 41,739,000 in 2000...................        417           417
 Additional paid-in capital .......................    161,202       161,159
 Retained earnings ................................    224,279       218,215
 Accumulated other comprehensive loss - unrealized
  loss on marketable equity securities ............       (351)         (450)
                                                    ----------      --------
    Total Stockholders' Equity ....................    385,547       379,341
                                                    ----------      --------
    TOTAL ......................................... $1,030,537      $991,957
                                                    ==========      ========


                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    Three Months Ended
                                                   --------------------
                                                         March 31,
                                                     2001        2000
                                                  ---------    --------
REVENUES:
 Admissions ...................................     $19,978     $20,894
 Event related revenue ........................      37,834      33,143
 Other operating revenue ......................       9,163      11,488
                                                    -------     -------
    Total Revenues ............................      66,975      65,525
                                                    -------     -------
OPERATING EXPENSES:
 Direct expense of events .....................      23,574      21,226
 Other direct operating expense ...............       7,282      10,552
 General and administrative ...................      13,740      13,124
 Depreciation and amortization ................       8,356       7,750
                                                    -------     -------
    Total Operating Expenses ..................      52,952      52,652
                                                    -------     -------
OPERATING INCOME ..............................      14,023      12,873
Interest Expense, Net .........................      (6,031)     (6,473)
Other Income, Net .............................       2,017         204
                                                    -------     -------
Income Before Income Taxes and Cumulative
 Effect of Accounting Change...................      10,009       6,604
Income Tax Provision...........................       3,945       2,644
                                                    -------     -------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE .......................................       6,064       3,960
Cumulative Effect of Accounting Change for
 Club Membership Fees (Note 2).................          --      (1,257)
                                                    -------     -------
NET INCOME.....................................     $ 6,064     $ 2,703
                                                    =======     =======

BASIC EARNINGS PER SHARE:
 Before Cumulative Effect Of Accounting Change.     $  0.15     $  0.09
 Accounting Change (Notes 2 and 6).............          --       (0.03)
                                                    -------     -------
 Basic Earnings Per Share......................     $  0.15     $  0.06
                                                    =======     =======
 Weighted average shares outstanding...........      41,740      41,647
 DILUTED EARNINGS PER SHARE:
 Before Cumulative Effect Of Accounting Change.     $  0.15     $  0.09
 Accounting Change (Notes 2 and 6).............          --       (0.03)
                                                    -------     -------
 Diluted Earnings Per Share....................     $  0.15     $  0.06
                                                    =======     =======
 Weighted average shares outstanding...........      44,529      44,863

                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                              Accumulated    Total
                                      Common Stock Additional                 Other         Stock-
                                     --------------   Paid-In      Retained  Comprehensive  holders'
                                     Shares  Amount   Capital      Earnings      Loss       Equity
                                     ------  ------  ----------   ---------   -----------  --------
BALANCE - JANUARY 1, 2001 .......... 41,739   $417    $161,159     $218,215      $(450)    $379,341
Net income..........................     --     --          --        6,064         --        6,064
Exercise of stock options ..........      1     --           3           --         --            3
Issuance of stock under employee
  stock purchase plan ..............      2     --          40           --         --           40
Net unrealized gain on marketable
 equity securities .................     --     --          --           --         99           99
                                     ------   ----    --------     --------      ------    --------
BALANCE - MARCH 31, 2001 ........... 41,742   $417    $161,202     $224,279      $(351)    $385,547
                                     ======   ====    ========     ========      =====     ========

                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                           -------------------
                                                                March 31,
                                                             2001       2000
                                                             ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...........................................  $  6,064   $  2,703
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Cumulative effect of accounting change..............         --      1,257
    Depreciation and amortization ......................      8,356      7,750
    Amortization of deferred income.....................     (2,593)      (427)
    Changes in operating assets and liabilities:
      Accounts receivable...............................    (18,905)   (10,985)
      Prepaid and accrued income taxes..................      3,579      1,809
      Inventories ......................................     (1,680)    (2,347)
      Condominiums held for sale........................       (315)       313
      Accounts payable..................................      2,846     (3,514)
      Deferred race event income........................     44,709     28,365
      Accrued expenses and other liabilities............     (8,423)    (8,704)
      Deferred income...................................       (195)     1,596
      Other assets and liabilities......................        358        342
                                                           --------   --------
       Net Cash Provided By Operating Activities .......     33,801     18,158
                                                           --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt.................    (4,547)   (40,031)
    Issuance of stock under employee stock purchase plan.        40        167
    Exercise of common stock options.....................         3         --
                                                           --------   --------
      Net Cash Used By Financing Activities..............    (4,504)   (39,864)
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..................................     (14,400)   (28,849)
 Proceeds from sale of property held for sale..........          --     40,000
 Purchases of marketable equity securities and other
  investments..........................................          (5)    (2,334)
 Proceeds from sales of marketable equity securities
  and distribution from equity method investee.........         100         15
 Increase in notes and other receivables...............      (3,369)    (1,342)
 Repayment of notes and other receivables..............       1,732        131
                                                           --------   --------
     Net Cash Provided (Used) By Investing Activities....   (15,942)     7,621
                                                           --------   --------
Net Increase (Decrease) In Cash and Cash Equivalents...      13,355    (14,085)
Cash and Cash Equivalents At Beginning Of Period.......      30,737     56,270
                                                           --------   --------
Cash and Cash Equivalents At End Of Period.............    $ 44,092   $ 42,185
                                                           ========   ========

SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
  Increase in notes receivable for sale of
   LVMS Industrial Park and land.......................    $     --   $ 13,254
                                                           ========   ========

                 See notes to consolidated financial statements.

    The following Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends", and "hopes", and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 to the Company's 2000 Annual Report on Form 10-K.


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

    See Note 1 to the December 31, 2000 consolidated financial statements for further description of the Company's business operations, properties and scheduled events.

2. SIGNIFICANT ACCOUNTING POLICIES

    These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 2000 included in its 2000 Annual Report on Form 10-K.

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

    Revenue Recognition - The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted except for major NASCAR and other sanctioned racing events which occur on the last full weekend of a calendar quarter. When major racing events occur on the last full weekend of a calendar quarter, the race event revenues and operating expenses are recognized in the current or immediately succeeding calendar quarter that corresponds to the calendar quarter of the prior year in which the same major racing event was conducted. The Company has adopted this accounting policy to help ensure comparability and consistency between quarterly financial statements of successive years.

    A major NASCAR sanctioned racing event occurred at BMS on the weekends of March 24-25, 2001 and March 25-26, 2000. A major NASCAR sanctioned racing event occurred at TMS on the weekends of March 31-April 1, 2001 and April 1-2, 2000. Accordingly, the revenues and direct expenses of these race events are recognized in the second quarter of both calendar years, and the reporting periods for the three months ended March 31, 2001 and 2000 are comparable.

    Accounting Change For Club Membership Fees - As reported in the Company's Annual Report on Form 10-K for fiscal 2000, the operating results for the quarter ended March 31, 2000 were restated for the effects of retroactive application of an accounting change for net club membership fees. The operating results for the quarter ended March 31, 2000 also reflect the cumulative effect of the accounting change as of January 1, 2000, reducing net income by $1,257,000 after income taxes of $824,000, and basic and diluted earnings per share by $0.03.

    Speedway Condominiums Held for Sale - The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 44 and 66, respectively, have been sold or contracted for sale as of March 31, 2001. Speedway condominiums held for sale represent 2 condominiums at AMS and 10 condominiums at TMS which are substantially complete and are being marketed.

    Certain TMS condominium sales contracts provide buyers the right to require Company repurchase within three years from the purchase date. Gain recognition is deferred until the buyer's right expires. Aggregate gains approximating $2,100,000, before income taxes, were recognized upon expiration of such buyer rights in the three months ended March 31, 2001, and are included in other income. Unexpired buyer rights under sales contracts aggregate approximately $1,400,000 as of March 31, 2001, and substantially all expire in 2001.

    Reclassifications - Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES

     Inventories as of March 31, 2001 and December 31, 2000 consisted of the following components (in thousands):
                                                         March 31,  December 31,
                                                           2001         2000
                                                         --------   -----------
Souvenirs and apparel...................................  $10,112      $ 9,421
Finished vehicles, parts and accessories................    4,680        4,212
Oil additives, food and other...........................    3,375        2,854
                                                          -------      -------
   Total................................................  $18,167      $16,487
                                                          =======      =======

4. PROPERTY AND EQUIPMENT

     Construction In Progress - At March 31, 2001, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at each of its speedways. In addition, the Company plans to continue major renovations at SPR, including its ongoing reconfiguration into a "stadium-style" road racing course, adding a significant number of grandstand and hillside terrace seats, adding luxury suites, and improving and expanding concessions, restroom and other fan amenities and facilities. SPR also plans to continue improving and expanding its on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. The estimated aggregate cost of capital expenditures in 2001 will approximate $55,000,000.

5. LONG-TERM DEBT

     Bank Credit Facility -- The Company has a long-term, secured, senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender (the Credit Facility). The Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, matures in May 2004, and is secured by a pledge of the capital stock and other equity interests of all material Company subsidiaries. Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.25% or
(ii) the greater of Bank of America's prime rate or the Federal Funds rate plus .5%. At March 31, 2001 and December 31, 2000, the Company had $90,000,000 in
outstanding borrowings under the Credit Facility.

     Senior Subordinated Notes - At March 31, 2001 and December 31, 2000, the Company had outstanding 8 1/2% senior subordinated notes in the aggregate principal amount of $250,000,000 (the Senior Notes). Semi-annual interest payments are due February 15 and August 15. The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002.

     Convertible Subordinated Debentures - At March 31, 2001 and December 31, 2000, the Company had outstanding 5 3/4% convertible subordinated debentures in the aggregate principal amount of $61,500,000 and $66,000,000. During the three months ended March 31, 2001, debentures aggregating $4,500,000 in principal were repurchased substantially at par. Semi-annual interest payments are due March 31 and September 30. The debentures are unsecured, mature on September 30, 2003, are convertible into common stock at the holder's option at $31.11 per share until maturity, and are redeemable at the Company's option at various redemption prices. As of March 31, 2001 and 2000, 1,977,000 and 2,379,000 shares of common stock would be issuable upon conversion (see Note 6).

     See Note 5 to the December 31, 2000 Consolidated Financial Statements for additional discussion of the terms and conditions of the bank credit facility, senior subordinated notes and convertible subordinated debentures.

     Interest Expense - Interest expense, net for the three months ended March 31, 2001 and 2000 includes interest expense of $7,421,000 and $7,580,000, and interest income of $1,390,000 and $1,107,000. The Company capitalized interest costs of $690,000 and $1,013,000 during the three months ended March 31, 2001 and 2000. The weighted-average interest rate on borrowings under the bank revolving credit facility during the three months ended March 31, 2001 and 2000 was 7.0% and 7.3%.

6. PER SHARE DATA

     The computation of diluted earnings per share was anti-dilutive for the three months ended March 31, 2000; therefore, reported basic and diluted per share amounts are the same.

     Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt (see Note 5). The following schedule reconciles basic and diluted earnings per share(dollars and shares in thousands):

                                                          Weighted
                                                          Average   Earnings
                                              Net Income   Shares  Per Share
                                              ---------- --------- ---------
Three Months Ended
 March 31, 2001:
  Basic earnings per share...................   $6,064    41,740     $0.15
  Dilution adjustments:
     Common stock equivalents - stock options.      --       712
     5 3/4% Convertible debentures ...........     510     2,077
                                                ------    ------
  Diluted earnings per share.................   $6,574    44,529     $0.15
                                                ======    ======

 Three Months Ended
 March 31, 2000:
  Basic earnings per share before cumulative
   effect of accounting change...............   $3,960    41,647     $0.09
  Cumulative effect of accounting
   change, net of taxes (Note 2).............   (1,257)   41,647     (0.03)
                                                ------               -----
  Basic earnings per share...................    2,703    41,647      0.06
  Dilution adjustments:
     Common stock equivalents - stock options.      --       837
     5 3/4% Convertible debentures ...........     561     2,379
                                                ------    ------
  Diluted earnings per share.................   $3,264    44,863     $0.06
                                                ======    ======     =====

7. RELATED PARTY TRANSACTIONS

     Notes and other receivables at March 31, 2001 and December 31, 2000 include $898,000 and $886,000 due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner, including accrued interest. The note bears interest at 1% over prime, is collateralized by certain partnership land, and is payable on demand. Because the Company does not anticipate or require repayment before March 31, 2002, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

     Notes and other receivables at March 31, 2001 and December 31, 2000 include $5,933,000 and $4,945,000 due from the Company's Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman, and accrued interest. The amount due bears interest at 1% over prime and is payable on demand. Because the Company does not anticipate or require repayment before March 31, 2002, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

     Notes and other receivables at March 31, 2001 and December 31, 2000 include $15,685,000 and $15,383,000 due from Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer, including accrued interest. In January 2000, the Company sold the 1.4 million square-foot Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC for approximately $53.3 million paid in cash of $40.0 million and a note receivable of $13.3 million. The note bears interest at LIBOR plus 2.00%, is collateralized by the underlying sold property, and is scheduled to mature in July 2002. Because the Company does not anticipate or require repayment before March 31, 2002, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

     From time to time, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), a Company affiliate through common ownership, and of Las Vegas Industrial Park, LLC. At March 31, 2001 and December 31, 2000, accounts receivable include $816,000 and $940,000 due from Sonic Financial, and $2,033,000 and $1,643,000 due from Las Vegas Industrial Park, LLC. The amounts are classified as short-term based on expected repayment dates.

     Amounts payable to affiliates at March 31, 2001 and December 31, 2000 include $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. Amounts payable to affiliates at March 31, 2001 and December 31, 2000 also include $1,212,000 and $1,317,000 owed to a former LVMS shareholder and executive officer in equal monthly payments through December 2003 at 6.4% imputed interest.

8. STOCK OPTION PLANS

     Formula Stock Option Plan - In 2001, the Company granted options to four outside directors to purchase an aggregate of 60,000 and 15,000 shares at exercise prices per share of $22.31 and $23.21, respectively, at award dates under the Formula Stock Option Plan.

9. LEGAL PROCEEDINGS AND CONTINGENCIES

     On May 1, 1999, during the running of an IRL event at LMSC, an on-track accident occurred that caused race debris to enter the spectator seating area (the "May 1999 IRL Accident"). On February 13, 2001, the parents of Haley A. McGee filed a personal injury action related to the May 1999 IRL Accident against SMI, LMSC and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of the minor, Haley A. McGee, as well as the medical expenses incurred and wages lost by her parents. SMI intends to file an answer in this action. SMI intends to defend itself and to deny the allegations of negligence as well as related claims for punitive damages. Management does not believe the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

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

     To date, 25 separate lawsuits have been filed by individuals claiming injuries from the bridge failure on May 20, 2000, including 13 new lawsuits filed since the beginning of 2001. Generally, these lawsuits were filed against SMI, LMSC, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan and Wake Counties, and in the United States District Court for the Middle District of North Carolina, seeking unspecified compensatory and punitive damages. SMI has filed or will file shortly answers in all of the actions and preliminary discovery has begun in many of the cases but is not complete. SMI intends to defend itself and denies the allegations of negligence as well as related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future. Management does not believe the outcome of these lawsuits or this incident will have a material adverse affect on the Company's financial position or future results of operations. The following additional plaintiffs filed claims in this matter since the beginning of 2001 on the dates indicated: Terrell Kearse, Deborah Kearse, Michael Kearse and Pam Kearse, February 16, 2001; John Emery, February 23, 2001; Tracy Foster, February 23, 2001; Steven Gregory Southern, March 21, 2001; Susie O'Parrish, March 21, 2001; Terry L. Dennie, March 29, 2001; Tammy L. Potter-Dennie, March 29, 2001; Billy Ashburn, Teresa Ashburn and Shea Ashburn, a minor appearing by and through his Guardian Ad Litem, Eric C. Morgan, April 23, 2001; Jack Medlin and Anne Medlin, April 23, 2001; Deborah Lynn Ketner and Steve Ketner, April 23, 2001; John Nicola, Jr., Ellen Nicola and John Nicola, Sr., April 23, 2001; Susan Ann Anderson, April 23, 2001; and Kandi Tipton, May 1, 2001.

     On January 31, 2001, the Federal Trade Commission (the "FTC") filed a complaint (the "FTC Complaint") against SMI and its subsidiary, Oil-Chem, in the United States District Court, Middle District of North Carolina. The FTC is seeking a judgment to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to redress alleged injury to consumers. SMI has filed an answer in this action denying the allegations and intends to defend itself. Management does not believe the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

     On March 8, 2001, Larry L. Johnson filed a class action complaint, against SMI and Oil-Chem, in the Superior Court of Gaston County, North Carolina. The plaintiff is seeking unspecified damages for violation of the North Carolina Unfair and Deceptive Trade Practices Act. The facts alleged to support this claim are substantially identical to those of the FTC Complaint. The class has not been certified and no discovery has taken place. SMI intends to defend itself vigorously. Management does not believe the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

10. CONDENSED NON-GUARANTOR FINANCIAL INFORMATION

     The Company's Credit Facility and Senior Subordinated Notes are joint and severally guaranteed by all of the Company's wholly-owned subsidiaries except for certain minor wholly-owned subsidiaries. The following table presents condensed consolidating financial information of the Company's guarantor and non-guarantor subsidiaries as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 (in thousands):

                  Condensed Consolidating Balance Sheets As Of
                      March 31, 2001 and December 31, 2000


                                              March 31, 2001                                    December 31, 2000
                                              --------------                                    -----------------
                                Parent               Non-     Elimin- Consoli- Parent                Non-      Elimin- Consoli-
                                 Only  Guarantors Guarantors  ations  dated     Only    Guarantors Guarantors  ations  dated
                                 ----  ---------- ----------  ------  -----    -----    ---------- ----------  ------- --------

Current assets.................$26,874  $80,792   $6,727     $(432)  $113,961   $ 15,423  $63,008   $7,280    $(2,408)   $83,303
Property and equipment, net.... 11,291  791,191    2,566         --   805,048     10,640  784,506    2,685        650    798,481
Goodwill and other intangible
  assets, net..................  4,936   48,909    4,686         --    58,531      5,066   49,314    4,725         --     59,105


Other assets.................. .28,001   24,886      110         --    52,997     27,017   24,608      108       (665)    51,068
Advances to and investments
  in subsidiaries, net.........789,680  (86,049) (14,487)   (689,144)      --    805,871 (227,732) (14,837)  (563,302)        --
                                ------- --------  ------    --------  --------- --------  --------  -------  ---------  --------
Total assets...................$860,782 $859,729   $(398)  $(689,576)$1,030,537 $864,017 $693,704     $(39) $(565,725)  $991,957
                               ======== ========  ======   ========= ========== ======== ========   =======  =========  ========

Current liabilities............$10,859 $129,720   $1,860     $2,507   $144,946   $15,694  $86,972   $1,983       $534   $105,183
Long-term debt.................404,182      251    1,016      (164)    405,285   408,788      305    1,000       (164)   409,929
Other liabilities..............60,194    34,603     (27)       (11)     94,759    60,194   37,348      (27)       (11)    97,504
                               ------    ------     ---        ---    --------   -------  -------   ------    --------  --------
Total liabilities.............. 475,235 164,574    2,849      2,332    644,990   484,676  124,625    2,956        359    612,616
Total stockholders' equity.....385,547  695,155  (3,247)  (691,908)    385,547   379,341  569,079   (2,995)  (566,084)   379,341
                               -------  ------- -------   --------  ----------  --------  -------   ------   --------   --------
Total liabilities and
  stockholders' equity........$860,782 $859,729   $(398) $(689,576) $1,030,537  $864,017 $693,704     $(39) $(565,725)  $991,957
                               ========= ======== =====  =========  ==========  ======== ========   ======  =========   ========

                Condensed Consolidating Statements Of Operations
               For the Three Months Ended March 31, 2001 and 2000

                                               2001                                             2000
                                              -----                                            -----
                                 Parent                Non-     Elimi-  Consoli- Parent                Non-     Elim-     Consoli-
                                  Only   Guarantors  Guarantors nations dated    Only   Guarantors  Guarantors  nations    dated
                                -------  ----------  ---------- ------- ------ -------  ----------  ----------  -------   --------

Total revenues.................   $600   $63,493       $2,882      --   $66,975        --   $60,810   $4,715        --    $65,525
Total expenses.................  1,151    48,514        3,287      --    52,952    $1,443    44,975    6,234        --     52,652
                                ------   -------       ------           -------    ------   -------   ------              --------
Operating income (loss)........   (551)   14,979         (405)     --    14,023   (1,443)    15,835   (1,519)       --     12,873
Interest and other expense, net   (936)   (3,062)         (16)     --    (4,014)    (653)    (6,248)    632         --     (6,269)
Equity in net income (loss)
  of subsidiaries..............  6,965       --       --   $(6,965)        --    $3,964        --       --     $(3,964)
Net income (loss).............. $6,064   $7,220   $(255)   $(6,965)    $6,064    $2,703    $4,495    $(531)    $(3,964)     $2,703
                               =======   ======   =====    =======     ======   =======    ======    ======    =======      ======

                Condensed Consolidating Statements Of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000

                                               2001                                       2000
                                              -----                                       ----
                                 Parent                Non-     Consoli-    Parent                Non-      Consoli-
                                 Only    Guarantors Guarantors   dated       Only   Guarantors  Guarantors   dated
                                -------  ---------- ----------  --------    ------  ----------  ----------  --------
Net cash provided by operations $17,407  $16,182    $212        $33,801    $24,006  $(5,832)    $(16)       $18,158
Net cash provided (used) by
  financing activities.........  (4,504)     --       --         (4,504)   (39,864)      --       --        (39,864)
Net cash provided (used) by
  investing activities.........  (1,841) (14,084)    (17)       (15,942)   (43,347)   51,196    (228)         7,621


NOTE 11. CHAMPIONSHIP AUTO RACING TEAMS RACING EVENT IN APRIL 2001 NOT HELD

     A major Championship Auto Racing Teams (CART) racing event originally scheduled at TMS on April 29, 2001 was not conducted under direction from CART's sanctioning body. At this time, neither the Company nor CART have determined whether the race will be rescheduled. The Company is refunding paid advance ticket and certain other revenues, and is seeking and expects to recover from CART the associated race purse, sanction fees and certain other event related costs incurred by the Company. At this time, management is unable to estimate the impact that ultimate resolution of this matter may have on the Company's financial position or future results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

Overview

     The Company derives revenues principally from the sale of tickets to automobile races and other events held at its speedway facilities, from the sale of food, beverage and souvenirs during such events, from the sale of sponsorships to companies that desire to advertise or sell their products or services at such events, and from the licensing of television, cable network and radio rights to broadcast such events. The Company derives additional revenue from The Speedway Club at LMSC and The Texas Motor Speedway Club, dining and entertainment facilities located at the respective speedways, and from Legends Car operations of 600 Racing, Inc., a wholly-owned subsidiary of LMSC. The Company also derives additional revenue from Motorsports By Mail LLC (MBM), a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; from Oil-Chem, which produces an environmentally-friendly, metal energizer; from Racing Country USA, a nationally syndicated radio show; from SoldUSA, an internet auction and e-commerce company; and from Wild Man Industries (WMI), a screen printing and embroidery manufacturer and distributor of wholesale and retail apparel. MBM is a wholly-owned subsidiary of FLE, and WMI is a division of FLE.

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

     The Company classifies its expenses to include direct expense of events and other direct operating expense, among other things. "Direct expense of events" principally consists of race purses, sanctioning fees, cost of food, beverage and souvenir sales, compensation of certain employees and advertising. "Other direct operating expense" includes the cost of Speedway Clubs, Legends Car, industrial park rental, MBM, Oil-Chem, SoldUSA and WMI revenues.

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

Seasonality and Quarterly Results

     In 2001, the Company currently will sponsor 17 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), including ten Winston Cup and seven Busch Grand National Series racing events. The Company will also sponsor three Indy Racing Northern Light Series ("IRL") racing events, three NASCAR Craftsman Truck Series racing events, four major National Hot Rod Association ("NHRA") racing events, seven World of Outlaws ("WOO") racing events, and three UDTRA Pro Dirt

Car Series ("UDTRA") racing events in 2001. In 2000, the Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 17 major NASCAR-sanctioned racing events, four IRL racing events, two NASCAR Craftsman Truck Series racing events, three major NHRA racing events, seven WOO racing events, and three Hav-A-Tampa Dirt Late Model Series ("HAT") racing events. As a result, the Company's business has been, and is expected to remain, highly seasonal.

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

     The results of operations for the three months ended March 31, 2001 and 2000 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

     Set forth below is certain comparative summary information with respect to the Company's scheduled major NASCAR-sanctioned racing events for 2001 and 2000:

                                                  Number of scheduled major
                                                  NASCAR-sanctioned events
                                                ----------------------------
                                                2001         2000
                                               -----        -----
     1st Quarter.......................           4            4
     2nd Quarter.......................           8            8
     3rd Quarter.......................           2            2
     4th Quarter.......................           3            3
                                                 --           --
       Total...........................          17           17
                                                 ==           ==

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared To Three Months Ended March 31, 2000

     Total Revenues. Total revenues for the three months ended March 31, 2001 increased by $1.5 million, or 2.2%, over such revenues for the same period in 2000. This improvement was due primarily to an increase in event related revenue.

     Admissions. Admissions for the three months ended March 31, 2001 decreased by $916,000, or 4.4%, from such revenue for the same period in 2000. This decrease was due primarily to lower attendance at LVMS's NASCAR-sanctioned racing events held during the current period as compared to last year. The overall decrease was partially offset by increased admissions at AMS's NASCAR-sanctioned racing events held during the current period.

     Event Related Revenue. Event related revenue for the three months ended March 31, 2001 increased by $4.7 million, or 14.2%, over such revenue for the same period in 2000. This increase was due primarily to increases in broadcast rights fees for NASCAR-sanctioned racing events and track rental revenues.

     Other Operating Revenue. Other operating revenue for the three months ended March 31, 2001 decreased by $2.3 million, or 20.2%, from such revenue for the same period in 2000. This decrease was due primarily to decreased Oil-Chem revenues associated with reduced direct-response advertising while FTC proceedings against Oil-Chem continue. See Part II - "Item 1. Legal Proceedings" for additional information on this legal matter.

     Direct Expense of Events. Direct expense of events for the three months ended March 31, 2001 increased by $2.3 million, or 11.1%, over such expense for the same period in 2000. This increase was due primarily to higher race purses and sanctioning fees for NASCAR-sanctioned racing events.

     Other Direct Operating Expense. Other direct operating expense for the three months ended March 31, 2001 decreased by $3.3 million, or 31.0%, from such expense for the same period in 2000. This decrease was due primarily to reduced direct-response advertising while FTC proceedings against Oil-Chem continue, and decreased operating costs associated with reduced Oil-Chem revenues in the current period as compared to the same period in 2000.

     General and Administrative. General and administrative expense for the three months ended March 31, 2001 increased by $616,000, or 4.7%, over such expense for the same period in 2000. This increase was attributable to legal costs associated with the FTC proceedings against Oil-Chem, and to increases in operating costs associated with the growth and expansion at the Company's speedways and operations.

     Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2001 increased by $606,000, or 7.8%, over such expense for the same period in 2000. This increase results primarily from additions to property and equipment at the Company's speedways.

     Operating Income. Operating income for the three months ended March 31, 2001 increased by $1.2 million, or 8.9%, over such income for the same period in 2000. This increase was due to the factors discussed above.

     Interest Expense, Net. Interest expense, net for the three months ended March 31, 2001 was $6.0 million compared to $6.5 million for the same period in 2000. This decrease was due to higher interest income earned on notes receivable and cash investments, a reduction in outstanding Convertible Subordinated Debentures and lower interest rates on the revolving Credit Facility during the current period. The overall decrease was offset by lower capitalized interest during the current period.

     Other Income. Other income for the three months ended March 31, 2001 increased by $1.8 million over such income for the same period in 2000. This increase results primarily from gains recognized upon expiration, in the three months ended March 31, 2001, of buyer rights under certain TMS condominium sales contracts whereby buyers could require Company repurchase within three years from date of purchase. Recognition of such gains was deferred until the buyer's right expired.

     Income Tax Provision. The Company's effective income tax rate for the three months ended March 31, 2001 and 2000 was 39.3%.

     Income Before Cumulative Effect of Accounting Change. Income before accounting change for the three months ended March 31, 2001 increased by $2.1 million, or 53.1%, to $6.1 million, over such income for the same period in 2000. This increase was due to the factors discussed above.

     Cumulative Effect of Accounting Change. Cumulative effect of accounting change for Club Membership Fees of $1.3 million for the three months ended March 31, 2000 represents the cumulative effect, net of income taxes of $824,000, as of January 1, 2000, of the Company's change in revenue recognition policies for Speedway Club membership fees. Net revenues from membership fees previously were recognized as income when billed and associated expenses were incurred. Under the new method, net membership revenues are deferred when billed and amortized into income over ten years.

     Net Income. Net income for the three months ended March 31, 2001 increased by $3.4 million, or 124.3%, to $6.1 million, over such income for the same period in 2000. This increase was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the first three months of 2001 for improvements and expansion at its speedway facilities. Significant changes in the Company's financial condition and liquidity during the three months ended March 31, 2001 resulted primarily from: (1) net cash generated by operations amounting to $33.8 million, (2) capital expenditures amounting to $14.4 million, and (3) reducing outstanding Convertible Subordinated Debentures by $4.5 million. At March 31, 2001, the Company had $90.0 million in outstanding borrowings under the $250.0 million Credit Facility.

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

     In 2001, the Company plans to continue major renovations at SPR, including its ongoing reconfiguration and modernization into a "stadium-style" road racing course, adding up to 25,000 new grandstand seats, 64,000 new hillside terrace seats, and 19 new luxury suites. Also, SPR plans to continue improving and expanding its on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. In 2001, TMS converted approximately 50 suites to speedway club-style seating areas. Although these suites were previously unleased, management believes demand for premium seating and services at TMS's largest events exceeds current availability. Similar to 2000, at each of its speedways in 2001, the Company plans to further expand concessions, restroom and other fan amenities for the convenience, comfort and enjoyment of fans, and to continue improving and expanding its on-site roads and available parking to ease congestion and improve traffic flow.

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

Recently Issued Accounting Standards

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Because the Company does not have any derivative instruments, adoption had no effect on the Company's financial statements or disclosures.

Near-term Operating Trends

     There are many factors that affect the Company's growth potential, future operations and financial results. Fiscal 2001 will be the Company's first year under the multi-year consolidated domestic television broadcast and ancillary rights agreements for NASCAR Winston Cup and Busch Grand National Series events. These new agreements are expected to provide the Company with future increases in contracted broadcasting and other ancillary revenues. Total combined revenues under the domestic broadcast and ancillary rights agreements could approximate up to $67 million in 2001, representing a $37 million increase over 2000. Economic conditions and competitive racing can affect ticket and other sales. While management believes long-term ticket demand should continue to grow, near-term ticket and other sales may be affected by challenging economic conditions. To help bolster fan interest in challenging economic conditions, management has decided not to increase many ticket and concession prices at least for 2001.

Championship Auto Racing Teams Racing Event Scheduled At TMS In April 2001 Not Held

     A major Championship Auto Racing Teams (CART) racing event originally scheduled at TMS on April 29, 2001 was not conducted under direction from CART's sanctioning body. At this time, neither the Company nor CART have determined whether the race will be rescheduled. The Company is refunding paid advance ticket and certain other revenues, and is seeking and expects to recover from CART the associated race purse, sanction fees and certain other event related costs incurred by the Company. At this time, management is unable to estimate the impact that ultimate resolution of this matter may have on the Company's financial position or future results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company's financial instruments with market risk exposure consist only of bank revolving Credit Facility borrowings which are sensitive to changes in interest rates. A change in interest rates of one percent on the balance outstanding at March 31, 2001 would cause a change in annual interest expense of approximately $900,000. The Company's Senior Subordinated Notes and Convertible Subordinated Debentures are fixed interest rate debt obligations.

     Equity Price Risk. The Company has marketable equity securities, all classified as "available for sale." Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

     As of and during the three months ended March 31, 2001, the Company repurchased Convertible Subordinated Debentures aggregating $4.5 million in principal at substantially par. See Note 5 to the accompanying March 31, 2001 financial statements for additional information on the terms and conditions of the Company's debt obligations. There have been no other significant changes in the Company's interest rate risk or equity price risk as of and during the three months ended March 31, 2001.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On May 1, 1999, during the running of an IRL event at LMSC, an on-track accident occurred that caused race debris to enter the spectator seating area (the "May 1999 IRL Accident). On February 13, 2001, the parents of Haley A. McGee filed a personal injury action related to the May 1999 IRL Accident against SMI, LMSC and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of the minor, Haley A. McGee, as well as the medical expenses incurred and wages lost by her parents. SMI intends to file an answer in this action. SMI intends to defend itself and to deny the allegations of negligence as well as related claims for punitive damages. Management does not believe the outcome of this lawsuit will have a material adverse affect on the Company's financial position or future results of operations.

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

     To date, 25 separate lawsuits have been filed by individuals claiming injuries from the bridge failure on May 20, 2000, including 13 new lawsuits filed since the beginning of 2001. Generally, these lawsuits were filed against SMI, LMSC, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan and Wake Counties, and in the United States District Court for the Middle District of North Carolina, seeking unspecified compensatory and punitive damages. SMI has filed or will file shortly answers in all of the actions and preliminary discovery has begun in many of the cases but is not complete. SMI intends to defend itself and denies the allegations of negligence as well as related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future. Management does not believe the outcome of these lawsuits or this incident will have a material adverse affect on the Company's financial position or future results of operations. The following additional plaintiffs filed claims in this matter since the beginning of 2001 on the dates indicated: Terrell Kearse, Deborah Kearse, Michael Kearse and Pam Kearse, February 16, 2001; John Emery, February 23, 2001; Tracy Foster, February 23, 2001; Steven Gregory Southern, March 21, 2001; Susie O'Parrish, March 21, 2001; Terry L. Dennie, March 29, 2001; Tammy L. Potter-Dennie, March 29, 2001; Billy Ashburn, Teresa Ashburn and Shea Ashburn, a minor appearing by and through his Guardian Ad Litem, Eric C. Morgan, April 23, 2001; Jack Medlin and Anne Medlin, April 23, 2001; Deborah Lynn Ketner and Steve Ketner, April 23, 2001; John Nicola, Jr., Ellen Nicola and John Nicola, Sr., April 23, 2001; Susan Ann Anderson, April 23, 2001; and Kandi Tipton, May 1, 2001.

     On January 31, 2001, the Federal Trade Commission (the "FTC") filed a complaint (the "FTC Complaint") against SMI and its subsidiary, Oil-Chem, in the United States District Court, Middle District of North Carolina. The FTC is seeking a judgment to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to redress alleged injury to consumers. SMI has filed an answer in this action denying the allegations and intends to defend itself. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

     On March 8, 2001, Larry L. Johnson filed a class action complaint, against SMI and Oil-Chem, in the Superior Court of Gaston County, North Carolina. The plaintiff is seeking unspecified damages for violation of the North Carolina Unfair and Deceptive Trade Practices Act. The facts alleged to support this claim are substantially identical to those of the FTC Complaint. The class has not been certified and no discovery has taken place. SMI intends to defend itself vigorously. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

Item 6.  Exhibits and Reports on Form 8-K

     (a) None.

     (b) No reports were filed on Form 8-K during the fiscal quarter covered by this Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SPEEDWAY MOTORSPORTS, INC.
                                 (Registrant)

Date: May 10, 2001           By:    /s/ O. Bruton Smith
      --------------            ---------------------------
                                    O. Bruton Smith
                               Chairman and Chief Executive Officer



Date: May 10, 2001           By:    /s/ William R. Brooks
      --------------            ---------------------------
                                    William R. Brooks
                               Vice President, Chief Financial
                               Officer, Treasurer and Director
                               (principal financial and accounting officer)