Form 10-Q
period 2001-06-30
SPEEDWAY MOTORSPORTS INC
filed 2001-08-14
CIK 934648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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


As of August 14, 2001, there were 41,749,718 shares of common stock outstanding.

                               INDEX TO FORM 10-Q

                                                                  PAGE
                                                                  ----
PART I  - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements - Unaudited               3

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              17

ITEM 3.  Quantitative and Qualitative Disclosures About             24
         Market Risk

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                          25

ITEM 4.  Submission of Matters to a Vote of Security Holders        26

ITEM 5.  Other Information                                          26

ITEM 6.  Exhibits and Reports on Form 8-K                           26

SIGNATURES                                                          27

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                       June 30,    December 31,
                                                         2001          2000
                                                       --------    ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .......................     $   57,157     $   30,737
 Accounts and notes receivable ...................         40,156         30,433
 Prepaid income taxes ............................           --            2,946
 Inventories .....................................         17,782         16,487
 Prepaid expenses ................................          2,920          2,700
                                                       ----------     ----------
   Total Current Assets ..........................        118,015         83,303
                                                       ----------     ----------
Property and Equipment, Net ......................        810,066        798,481
Goodwill and Other Intangible Assets, Net ........         57,706         59,105
Other Assets:
 Speedway condominiums held for sale .............          4,482          4,419
 Marketable equity securities ....................            732            864
 Notes and other receivables from affiliates .....         22,943         21,214
 Notes receivable, other .........................         12,105         11,645
 Other assets ....................................         12,233         12,926
                                                       ----------     ----------
   Total Other Assets ............................         52,495         51,068
                                                       ----------     ----------
   TOTAL .........................................     $1,038,282     $  991,957
                                                       ==========     ==========

                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                       June 30,     December 31,
                                                         2001          2000
                                                      ---------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt ............   $       165    $       168
 Accounts payable ................................        11,814          9,683
 Deferred race event income, net .................        55,002         72,052
 Accrued income taxes ............................        22,605           --
 Accrued interest ................................         9,078          9,591
 Accrued expenses and other liabilities ..........        13,733         13,689
                                                     -----------    -----------
    Total Current Liabilities ....................       112,397        105,183
Long-Term Debt ...................................       403,197        409,929
Payable to Affiliates ............................         3,700          3,911
Deferred Income, Net .............................        14,006         17,130
Deferred Income Taxes ............................        74,242         74,106
Other Liabilities ................................         1,868          2,357
                                                     -----------    -----------
    Total Liabilities ............................       609,410        612,616
                                                     -----------    -----------

Commitments and Contingencies (Notes 5, 9 and 10)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, shares
  authorized - 3,000,000, no shares issued .......            --             --
 Common stock, $.01 par value, shares authorized -
  200,000,000, issued and outstanding - 41,750,000
  in 2001 and 41,739,000 in 2000 .................           418            417
 Additional paid-in capital ......................       161,374        161,159
 Retained earnings ...............................       267,482        218,215
 Accumulated other comprehensive loss - unrealized
  loss on marketable equity securities ...........          (402)          (450)
                                                     -----------    -----------
    Total Stockholders' Equity ...................       428,872        379,341
                                                     -----------    -----------
    TOTAL ........................................   $ 1,038,282    $   991,957
                                                     ===========    ===========

                 See notes to consolidated financial statements.

                                         SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share amounts)
                                                         (Unaudited)


                                                                                   Three Months Ended
                                                                                  --------------------
                                                                                        June 30,
                                                                                    2001        2000
                                                                                 ---------    ---------
REVENUES:
 Admissions ..................................................................   $  69,761    $  70,906
 Event related revenue .......................................................      95,194       77,353
 Other operating revenue .....................................................      10,505       12,195
                                                                                 ---------    ---------
    Total Revenues ...........................................................     175,460      160,454
                                                                                 ---------    ---------
EXPENSES AND OTHER:
 Direct expense of events ....................................................      61,746       52,691
 Other direct operating expense ..............................................       9,001       10,420
 General and administrative ..................................................      16,586       13,129
 Depreciation and amortization ...............................................       8,221        7,870
 Interest expense, net .......................................................       6,147        6,778
 Expenses of cancelled CART race (Note 10) ...................................       3,469         --
 Other income, net ...........................................................        (904)        (220)
                                                                                 ---------    ---------
    Total Expenses and Other .................................................     104,266       90,668
                                                                                 ---------    ---------
Income Before Income Taxes ...................................................      71,194       69,786
Income Tax Provision .........................................................      27,991       28,068
                                                                                 ---------    ---------
NET INCOME ...................................................................   $  43,203    $  41,718
                                                                                 =========    =========

BASIC EARNINGS PER SHARE:
 Basic Earnings Per Share (Notes 2 and 6) ....................................   $    1.03    $    1.00
                                                                                 =========    =========
 Weighted average shares outstanding .........................................      41,744       41,656
DILUTED EARNINGS PER SHARE:
 Diluted Earnings Per Share (Notes 2 and 6) ..................................   $    0.98    $    0.95
                                                                                 =========    =========
 Weighted average shares outstanding .........................................      44,387       44,714

                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                     Six Months Ended
                                                   --------------------
                                                         June 30,
                                                     2001        2000
                                                  ---------    ---------

REVENUES:
 Admissions ...................................   $  89,739    $  91,800
 Event related revenue ........................     133,028      110,496
 Other operating revenue ......................      19,668       23,683
                                                  ---------    ---------
    Total Revenues ............................     242,435      225,979
                                                  ---------    ---------
OPERATING EXPENSES:
 Direct expense of events .....................      85,320       73,917
 Other direct operating expense ...............      16,283       20,972
 General and administrative ...................      30,326       26,253
 Depreciation and amortization ................      16,577       15,620
 Interest expense, net ........................      12,178       13,251
 Expenses of cancelled CART race (Note 10) ....       3,469         --
 Other income, net ............................      (2,921)        (424)
                                                  ---------    ---------
   Total Expenses and Other ...................     161,232      149,589
                                                  ---------    ---------
Income Before Income Taxes and Cumulative
 Effect of Accounting Change ..................      81,203       76,390
Income Tax Provision ..........................      31,936       30,712
                                                  ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
 CHANGE .......................................      49,267       45,678
Cumulative Effect of Accounting Change for
 Club Membership Fees (Note 2) ................          --       (1,257)
                                                  ---------    ---------
NET INCOME ....................................   $  49,267    $  44,421
                                                  =========    =========

BASIC EARNINGS PER SHARE:
 Before Cumulative Effect Of Accounting Change    $    1.18    $    1.10
 Accounting Change (Notes 2 and 6) ............          --        (0.03)
                                                  ---------    ---------

 Basic Earnings Per Share .....................   $    1.18    $    1.07
                                                  =========    =========
 Weighted average shares outstanding ..........      41,742       41,652
DILUTED EARNINGS PER SHARE:
 Before Cumulative Effect Of Accounting Change    $    1.13    $    1.05
 Accounting Change (Notes 2 and 6) ............        --          (0.03)
                                                  ---------    ---------

 Diluted Earnings Per Share ...................   $    1.13    $    1.02
                                                  =========    =========
 Weighted average shares outstanding ..........      44,457       44,788

                 See notes to consolidated financial statements.

                                             SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (In thousands)
                                                             (Unaudited)

                                                                                  Accumulated    Total
                                      Common Stock       Additional                  Other       Stock-
                                     --------------       Paid-In    Retained   Comprehensive  holders'
                                     Shares     Amount    Capital    Earnings       Loss        Equity
                                     ------     ------   ----------  ---------   -----------   --------
BALANCE - JANUARY 1, 2001 .......     41,739   $    417   $161,159   $218,215      $   (450)   $379,341
Net income ......................         --         --         --     49,267            --      49,267
Net unrealized gain on marketable
 equity securities ..............         --         --         --         --            48          48
Exercise of stock options .......          3         --         47         --            --          47
Issuance of stock under employee
 stock purchase plan ............          8          1        168         --            --         169
                                    --------   --------   --------   --------      --------    --------
BALANCE - JUNE 30, 2001 .........     41,750   $    418   $161,374   $267,482      $   (402)   $428,872
                                    ========   ========   ========   ========      ========    ========

                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                            -------------------
                                                                  June 30,
                                                              2001        2000
                                                            --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .............................................   $ 49,267    $ 44,421
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Cumulative effect of accounting change ..............         --       1,257
    Depreciation and amortization .......................     16,577      15,620
    Amortization of deferred income .....................     (2,979)       (790)
    Changes in operating assets and liabilities:
      Accounts receivable ...............................     (7,846)     (3,562)
      Prepaid and accrued income taxes ..................     25,551      29,577
      Inventories .......................................     (1,295)     (2,143)
      Accounts payable ..................................      2,131      (3,378)
      Deferred race event income ........................    (17,050)    (43,576)
      Accrued expenses and other liabilities ............       (469)       (433)
      Deferred income ...................................       (145)        636
      Other assets and liabilities ......................       (506)        242
                                                            --------    --------
       Net Cash Provided By Operating Activities ........     63,236      37,871
                                                            --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt ................     (6,508)    (40,062)
    Issuance of stock under employee stock purchase plan          47         167
    Exercise of common stock options ....................        169        --
                                                            --------    --------
      Net Cash Used By Financing Activities .............     (6,292)    (39,895)
                                                            --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ...................................    (27,074)    (55,693)
 Proceeds from sale of property held for sale ...........       --        40,000
 Purchases of marketable equity securities and other
  investments ...........................................        (16)     (2,311)
 Proceeds from sales of marketable equity securities
  and distribution from equity method investee ..........        632          15
 Increase in notes and other receivables ................     (5,935)     (3,233)
 Repayment of notes and other receivables ...............      1,869       1,074
                                                            --------    --------
     Net Cash Used By Investing Activities ..............    (30,524)    (20,148)
                                                            --------    --------
Net Increase (Decrease) In Cash and Cash Equivalents ....     26,420     (22,172)
Cash and Cash Equivalents At Beginning Of Period ........     30,737      56,270
                                                            --------    --------
Cash and Cash Equivalents At End Of Period ..............   $ 57,157    $ 34,098
                                                            ========    ========

SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
  Increase in notes receivable for sale of
   LVMS Industrial Park and land ........................   $   --      $ 13,254
                                                            ========    ========

                 See notes to consolidated financial statements.

    The following Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects", "anticipates", "approximates", "believes", "estimates", "intends", and "hopes", and variations of such words and similar expressions are intended to identify such forward-looking statements. Such statements reflect management's current views, are based on certain assumptions and are subject to risks and uncertainties. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with forward-looking statements, include those discussed in Exhibit 99.1 to the Company's fiscal 2000 Annual Report on Form 10-K.

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

    A major NASCAR sanctioned racing event occurred at BMS on the weekends of March 24-25, 2001 and March 25-26, 2000. A major NASCAR sanctioned racing event occurred at TMS on the weekends of March 31-April 1, 2001 and April 1-2, 2000. Accordingly, the revenues and operating expenses of these race events are recognized in the second quarter of both calendar years, and the reporting periods for the three and six months ended June 30, 2001 and 2000 are comparable.

    Accounting Change For Club Membership Fees - As reported in the Company's Annual Report on Form 10-K for fiscal 2000, the operating results for the three and six months ended June 30, 2000 were restated for the effects of retroactive application of an accounting change for net club membership fees. The operating results for the six months ended June 30, 2000 also reflect the cumulative effect of the accounting change as of January 1, 2000, reducing net income by $1,257,000 after income taxes of $824,000, and basic and diluted earnings per share by $0.03.

    Notes Receivable, Other - At June 30, 2001, notes receivable of approximately $12,105,000 are past their scheduled due date. Management is currently reviewing available recoverability alternatives, and believes property collateralizing such notes receivable is sufficient to ensure full collectibility. As such, no allowance for uncollectible amounts has been recorded.

    Speedway Condominiums Held for Sale - The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 44 and 66, respectively, have been sold or contracted for sale as of June 30, 2001. Speedway condominiums held for sale represent 2 condominiums at AMS and 10 condominiums at TMS which are substantially complete and are being marketed.

    Certain TMS condominium sales contracts provide buyers the right to require Company repurchase within three years from the purchase date. Gain recognition is deferred until the buyer's right expires. Aggregate gains approximating $2,100,000, before income taxes, were recognized upon expiration of such buyer rights in the six months ended June 30, 2001, and are included in other income. Gains recognized in the three months ended June 30, 2001 were insignificant. Unexpired buyer rights under sales contracts aggregate approximately $450,000 as of June 30, 2001, and substantially all expire in 2001.

    Interest Rate Swap (See Note 5) - The Company at times may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize its combination of variable and fixed interest rate debt. The Company's swap is designated as a fair value hedge of the underlying fixed rate debt obligation, and meets the conditions for assuming no ineffectiveness using the short-cut method under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". As such, market value changes of both the interest rate swap and underlying debt obligation are reflected in interest expense as equal and offsetting unrealized gains or losses, and as corresponding adjustments to other long-term debt and the associated senior subordinated debt. Net payments received or made under the swap are recognized as an adjustment to interest expense.

    Reclassifications - Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES

     Inventories as of June 30, 2001 and December 31, 2000 consist of the following components (in thousands):

                                           June 30, December 31,
                                             2001       2000
                                           -------    -------
Souvenirs and apparel ..................   $ 9,573    $ 9,421
Finished vehicles, parts and accessories     4,968      4,212
Oil additives, food and other ..........     3,241      2,854
                                           -------    -------
   Total ...............................   $17,782    $16,487
                                           =======    =======

4. PROPERTY AND EQUIPMENT

     Construction In Progress - At June 30, 2001, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at each of its speedways. In addition, the Company plans to continue major renovations at SPR, including its ongoing reconfiguration into a "stadium-style" road racing course, adding a significant number of grandstand and hillside terrace seats, adding luxury suites, and improving and expanding concessions, restroom and other fan amenities and facilities. SPR also plans to continue improving and expanding its on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. The estimated aggregate cost of capital expenditures in 2001 will approximate $55,000,000.

5. LONG-TERM DEBT

     Bank Credit Facility -- The Company has a long-term, secured, senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender (the Credit Facility). The Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, matures in May 2004, and is secured by a pledge of the capital stock and other equity interests of all material Company subsidiaries. Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.25% or
(ii) the greater of Bank of America's prime rate or the Federal Funds rate plus .5%. At June 30, 2001 and December 31, 2000, the Company had $90,000,000 in
outstanding borrowings under the Credit Facility.

     Senior Subordinated Notes - At June 30, 2001 and December 31, 2000, the Company had outstanding 8 1/2% senior subordinated notes in the aggregate principal amount of $250,000,000 (the Senior Notes). Semi-annual interest payments are due February 15 and August 15. The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002.

     Convertible Subordinated Debentures - At June 30, 2001 and December 31, 2000, the Company had outstanding 5 3/4% convertible subordinated debentures in the aggregate principal amount of $59,500,000 and $66,000,000. During the three and six months ended June 30, 2001, debentures aggregating $2,000,000 and $6,500,000 in principal were repurchased substantially at par. Semi-annual interest payments are due March 31 and September 30. The debentures are unsecured, mature on September 30, 2003, are convertible into common stock at the holder's option at $31.11 per share until maturity, and are redeemable at the Company's option at various redemption prices. As of June 30, 2001 and 2000, 1,913,000 and 2,379,000 shares of common stock would be issuable upon conversion (see Note 6).

     See Note 5 to the December 31, 2000 Consolidated Financial Statements for additional discussion of the terms and conditions of the bank credit facility, senior subordinated notes and convertible subordinated debentures.

     Interest Expense - Interest expense, net for the three months ended June 30, 2001 and 2000 includes interest expense of $7,098,000 and $7,734,000, and interest income of $951,000 and $956,000. The Company capitalized interest costs of $718,000 and $784,000 during the three months ended June 30, 2001 and 2000. The weighted-average interest rate on borrowings under the bank revolving credit facility during the three months ended June 30, 2001 and 2000 was 5.3% and 7.6%.

     Interest expense, net for the six months ended June 30, 2001 and 2000 includes interest expense of $14,519,000 and $15,314,000, and interest income of $2,341,000 and $2,063,000. The Company capitalized interest costs of $1,408,000 and $1,797,000 during the six months ended June 30, 2001 and 2000. The weighted-average interest rate on borrowings under the bank revolving credit facility during the six months ended June 30, 2001 and 2000 was 6.2% and 7.4%.

     Interest Rate Swap (See Note 2) - On June 22, 2001, the Company entered into an interest rate swap transaction with a financial institution that provides variable interest rate features on certain fixed rate senior subordinated debt obligations. The agreement provides that the Company pay a variable interest rate based on LIBOR, and that the Company receive a fixed interest rate of 5.9%, on a principal notional amount of $125,000,000. The agreement contains early cancellation penalties, which correspond to the underlying hedged debt, and expires in August 2007. At June 30, 2001, the interest rate swap's estimated fair value was an obligation of approximately $2,300,000 which was reflected in other long-term debt. The hedged debt was adjusted to fair value by an equal and offsetting adjustment to the underlying senior subordinated debt. As such, the adjustments to fair value had no net effect on the accompanying statement of operations. As of July 31, 2001, the swap's estimated fair value had improved by approximately $2,650,000 to $350,000 as receivable by the Company had the swap agreement been settled on that date.

6. PER SHARE DATA

     Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt (see Note 5). The following schedule reconciles basic and diluted earnings per share (dollars and shares in thousands):

                                                            Weighted
                                                             Average    Earnings
                                               Net Income     Shares    Per Share
                                               ----------   --------    ---------

 Three Months Ended
 June 30, 2001:
 --------------
  Basic earnings per share ...................   $ 43,203      41,744   $   1.03
  Dilution adjustments:
     Common stock equivalents - stock options          --         704
     5 3/4% Convertible debentures ...........        471       1,939
                                                 --------      ------
  Diluted earnings per share .................   $ 43,674      44,387   $   0.98
                                                 ========      ======

 Three Months Ended
 June 30, 2000:
 --------------
  Basic earnings per share (Note 2) ..........   $ 41,718      41,656   $   1.00
  Dilution adjustments:
     Common stock equivalents - stock options          --         679
     5 3/4% Convertible debentures ...........        578       2,379
                                                 --------      ------
  Diluted earnings per share .................   $ 42,296      44,714   $   0.95
                                                 ========      ======

 Six Months Ended
 June 30, 2001:
 --------------
  Basic earnings per share ...................   $ 49,267      41,742   $   1.18
  Dilution adjustments:
     Common stock equivalents - stock options          --         707
     5 3/4% Convertible debentures ...........        980       2,008
                                                 --------      ------
  Diluted earnings per share .................   $ 50,247      44,457   $   1.13
                                                 ========      ======

 Six Months Ended
 June 30, 2000:
 --------------
  Basic earnings per share before cumulative
   effect of accounting change (Note 2) ......   $ 45,678      41,652   $   1.10
  Cumulative effect of accounting
   change, net of taxes ......................     (1,257)     41,652      (0.03)
                                                 --------               --------
  Basic earnings per share ...................     44,421      41,652       1.07
  Dilution adjustments:
     Common stock equivalents - stock options          --         757
     5 3/4% Convertible debentures ...........      1,140       2,379
                                                 --------      ------
  Diluted earnings per share .................   $ 45,561      44,788   $   1.02
                                                 ========      ======   ========

7. RELATED PARTY TRANSACTIONS

     Notes and other receivables at June 30, 2001 and December 31, 2000 include $908,000 and $886,000 due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner, including accrued interest. The note bears interest at 1% over prime, is collateralized by certain partnership land, and is payable on demand. Because the Company does not anticipate or require repayment before June 30, 2002, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

     Notes and other receivables at June 30, 2001 and December 31, 2000 include $6,050,000 and $4,945,000 due from the Company's Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman, and accrued interest. The amount due bears interest at 1% over prime and is payable on demand. Because the Company does not anticipate or require repayment before June 30, 2002, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

     Notes and other receivables at June 30, 2001 and December 31, 2000 include $15,986,000 and $15,383,000 due from Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer, including accrued interest. In January 2000, the Company sold the 1.4 million square-foot Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC for approximately $53.3 million paid in cash of $40.0 million and a note receivable of $13.3 million. The note bears interest at LIBOR plus 2.00%, is collateralized by the underlying sold property, and is scheduled to mature in July 2002. Because the Company does not anticipate or require repayment before June 30, 2002, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

     From time to time, the Company paid certain expenses and made cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), a Company affiliate through common ownership, and of Las Vegas Industrial Park, LLC. At June 30, 2001 and December 31, 2000, accounts receivable include $1,323,000 and $940,000 due from Sonic Financial, and $3,137,000 and $1,643,000 due from Las Vegas Industrial Park, LLC. The amounts are classified as short-term based on expected repayment dates.

     Amounts payable to affiliates at June 30, 2001 and December 31, 2000 include $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. Amounts payable to affiliates at June 30, 2001 and December 31, 2000 also include $1,106,000 and $1,317,000 owed to a former LVMS shareholder and executive officer in equal monthly payments through December 2003 at 6.4% imputed interest.

8. STOCK OPTION PLANS

     Formula Stock Option Plan - In 2001, the Company granted options to four outside directors to purchase an aggregate of 60,000 and 15,000 shares at exercise prices per share of $22.31 and $23.21, respectively, representing fair market value at award dates under the Formula Stock Option Plan.

9. LEGAL PROCEEDINGS AND CONTINGENCIES (SEE NOTE 10)

     On May 1, 1999, during the running of an Indy Racing Northern Light Series
(IRL) racing event at LMSC, an on-track accident occurred that caused race debris to enter the spectator seating area (the "May 1999 IRL Accident"). On February 13, 2001, the parents of Haley A. McGee filed a personal injury action related to the May 1999 IRL Accident against SMI, LMSC and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of the minor, Haley A. McGee, as well as the medical expenses incurred and wages lost by her parents. On April 23, 2001, SMI filed its answer in this action. SMI intends to defend itself and to deny the allegations of negligence as well as related claims for punitive damages. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

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

     To date, 30 separate lawsuits have been filed by individuals claiming injuries from the bridge failure on May 20, 2000, including 5 new lawsuits filed since the beginning of the second quarter of 2001. Generally, these lawsuits were filed against SMI, LMSC, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. SMI has filed answers in all of the actions except two and preliminary discovery has begun in many of the cases but is not complete. SMI intends to defend itself and denies the allegations of negligence as well as related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future. Management does not believe the outcome of these lawsuits or this incident will have a material adverse effect on the Company's financial position or future results of operations. The five additional plaintiffs filing claims in this matter since the beginning of the second quarter of 2001 are as follows: Michael Kevin Neal and Torene Rumfelt Neal, May 2, 2001; Jack T. Blevins, Sr., Tina Louise Blevins and Bridget Repsher, May 14, 2001; Jeff Hill and Jodi Hill, May 30, 2001; Cindy Taylor, Arthur M. Taylor and Brody Patrick Wright (a minor), June 21, 2001; Hurley Long and Pauline Long, July 23, 2001.

     On February 8, 2000, a lawsuit, styled Robert L. "Larry" Carrier v. Speedway Motorsports, Inc. and Bristol Motor Speedway, Inc., was filed in the Chancery Court for Sullivan County, Tennessee. This suit alleges that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint is seeking $15 million in compensatory, and $60 million in punitive, damages as well as injunctive relief. On August 8, 2001, the trial court denied all motions for summary judgment previously filed by plaintiff and the defendants and the matter is being scheduled for trial. SMI believes that the allegations are without merit and is defending itself vigorously. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

10. CHAMPIONSHIP AUTO RACING TEAMS RACING EVENT IN APRIL 2001 NOT HELD

     A major Championship Auto Racing Teams (CART) racing event originally scheduled at TMS on April 29, 2001 was not conducted as a result of a decision made by CART's sanctioning body. At this time, neither the Company nor CART have determined whether the race will be rescheduled. The Company offered refunds of paid tickets and certain other event revenues. On May 3, 2001, the Company filed a legal action against CART, which is currently pending in the United States District Court for the Eastern District of Texas, claiming, among other things, that CART was negligent and that it breached its contract. The Company is seeking recovery of the associated race purse, sanction fees, certain other event related costs incurred by the Company, and various lost revenues and other damages. While management believes the Company will ultimately prevail, at this time, management is unable to determine the outcome or effects of any favorable resolution of this matter may have on the Company's financial position or future results of operations. All event related costs, including those for which recovery is sought, have been reflected as a current period expense, and no lost revenues or damage awards have been recognized, pending ultimate resolution of the recovery proceedings.

11. CONDENSED NON-GUARANTOR FINANCIAL INFORMATION

     The Company's Credit Facility and Senior Subordinated Notes are joint and severally guaranteed by all of the Company's wholly-owned subsidiaries except for certain minor wholly-owned subsidiaries.

     The following table presents condensed consolidating financial information of the Company's guarantor and non-guarantor subsidiaries as of June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000 (in thousands):



                  Condensed Consolidating Balance Sheets As Of
                       June 30, 2001 and December 31, 2000

                                                        June 30, 2001
                                                        -------------
                                         Parent                     Non-          Elimin-       Consoli-
                                          Only     Guarantors    Guarantors       ations         dated
                                      ----------   ----------    ----------    ----------    ----------
Current assets ....................   $   50,017   $   62,359    $    5,639          --      $  118,015
Property and equipment, net .......       11,938      796,139         1,989          --         810,066
Goodwill and other intangible
  assets, net .....................        4,906       48,152         4,648          --          57,706
Other assets ......................       27,675       24,707           113          --          52,495
Advances to and investments
  in subsidiaries, net ............      838,189      (90,177)      (13,702)   $ (734,310)         --
                                      ----------   ----------    ----------    ----------    ----------
Total assets ......................   $  932,725   $  841,180    $   (1,313)   $ (734,310)   $1,038,282
                                      ==========   ==========    ==========    ==========    ==========

Current liabilities ...............   $   41,478   $   66,902    $    1,934    $    2,083    $  112,397
Long-term debt ....................      402,077          252         1,032          (164)      403,197
Other liabilities .................       60,298       33,556           (27)          (11)       93,816
                                      ----------   ----------    ----------    ----------    ----------
Total liabilities .................      503,853      100,710         2,939         1,908       609,410
Total stockholders' equity and
  (deficiency) ....................      428,872      740,470        (4,252)     (736,218)      428,872
                                      ----------   ----------    ----------    ----------    ----------
Total liabilities and stockholders'
  equity (deficiency) .............   $  932,725   $  841,180    $   (1,313)   $ (734,310)   $1,038,282
                                      ==========   ==========    ==========    ==========    ==========




                                                   December 31, 2000
                                                    -----------------
                                        Parent                      Non-        Elimin-       Consoli-
                                         Only   Guarantors       Guarantors     nations        dated
                                     ----------   ----------    ----------    ----------    ----------
Current assets ....................  $   15,423   $   63,008    $    7,280    $   (2,408)   $   83,303
Property and equipment, net .......      10,640      784,506         2,685           650       798,481
Goodwill and other intangible
  assets, net .....................       5,066       49,314         4,725          --          59,105
Other assets ......................      27,017       24,608           108          (665)       51,068
Advances to and investments
  in subsidiaries, net ............     805,871     (227,732)      (14,837)     (563,302)         --
                                     ----------   ----------    ----------    ----------    ----------
Total assets ......................  $  864,017   $  693,704    $      (39)   $ (565,725)   $  991,957
                                     ==========   ==========    ==========    ==========    ==========

Current liabilities ...............  $   15,694   $   86,972    $    1,983    $      534    $  105,183
Long-term debt ....................     408,788          305         1,000          (164)      409,929
Other liabilities .................      60,194       37,348           (27)          (11)       97,504
                                     ----------   ----------    ----------    ----------    ----------
Total liabilities .................     484,676      124,625         2,956           359       612,616
Total stockholders' equity and
  (deficiency) ....................     379,341      569,079        (2,995)     (566,084)      379,341
                                     ----------   ----------    ----------    ----------    ----------
Total liabilities and stockholders'
  equity (deficiency) .............  $  864,017   $  693,704    $      (39)   $ (565,725)   $  991,957
                                     ==========   ==========    ==========    ==========    ==========



                Condensed Consolidating Statements Of Operations
                For the Three Months Ended June 30, 2001 and 2000

                                                 2001
                                                -----
                               Parent                  Non-       Elimi-    Consoli-
                                Only    Guarantors  Guarantors   nations     dated
                              --------   --------   --------    --------    --------
Total revenues ............   $    212   $172,971   $  2,277        --      $175,460
Total expenses and other ..        430     99,945      3,891        --       104,266
Equity in net income (loss)
  of subsidiaries .........     44,295       --         --      $(44,295)       --

Net income (loss) .........   $ 43,203   $ 45,301   $ (1,006)   $(44,295)   $ 43,203
                              ========   ========   ========    ========    ========


                                                2000
                                                ----
                                Parent                 Non-      Elimi-    Consoli-
                                 Only   Guarantors  Guarantors   nations    dated
                              --------   --------   --------    --------    --------
Total revenues ............   $    139   $156,415   $  3,900        --      $160,454
Total expenses and other ..      1,272     85,255      4,141        --        90,668
Equity in net income (loss)
  of subsidiaries .........     41,688       --         --      $(41,688)

Net income (loss) .........   $ 41,718   $ 41,976   $   (288)   $(41,688)   $ 41,718
                              ========   ========   ========    ========    ========

                Condensed Consolidating Statements Of Operations
                 For the Six Months Ended June 30, 2001 and 2000

                                                  2001
                                                 -----
                               Parent                  Non-      Elimi-     Consoli-
                                Only    Guarantors  Guarantors   nations     dated
                              --------   --------   --------    --------    --------
Total revenues ............   $    812   $236,464   $  5,159        --      $242,435
Total expenses and other ..        646    153,423      7,163        --       161,232
Equity in net income (loss)
  of subsidiaries .........     51,261       --         --      $(51,261)       --
Net income (loss) .........   $ 49,267   $ 52,522   $ (1,261)   $(51,261)   $ 49,267
                              ========   ========   ========    ========    ========


                                               2000
                                               ----
                              Parent                 Non-        Elimi-     Consoli-
                               Only   Guarantors  Guarantors    nations      dated
                             --------   --------   --------    --------    --------
Total revenues ............  $    139   $217,225   $  8,615        --      $225,979
Total expenses and other ..     2,062    137,544      9,983        --       149,589
Equity in net income (loss)
  of subsidiaries .........    45,645       --         --      $(45,645)
Net income (loss) .........  $ 44,421   $ 46,463   $   (818)   $(45,645)   $ 44,421
                             ========   ========   ========    ========    ========



                Condensed Consolidating Statements Of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000



                                            2001                                             2000
                                           -----                                             ----
                              Parent                    Non-      Consoli-    Parent                    Non-      Consoli-
                               Only      Guarantors  Guarantors    dated       Only      Guarantors  Guarantors     dated
                              --------    --------   ----------   --------    --------    --------   ---------    --------
Net cash provided (used) by
  operations ..............   $ 42,012    $ 21,828    $   (604)   $ 63,236    $ 15,382    $ 22,276    $    213    $ 37,871
Net cash used by
  financing activities ....     (6,292)       --          --        (6,292)    (39,895)       --          --       (39,895)
Net cash provided (used) by
  investing activities ....     (2,598)    (27,931)          5     (30,524)     (2,859)    (16,963)       (326)    (20,148)

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

     The Company classifies its revenues as admissions, event related revenue and other operating revenue. "Admissions" includes ticket sales for all of the Company's events. "Event related revenue" includes broadcast rights fees, food, beverage and souvenir sales, sponsorship fees, promotional and hospitality revenues, and luxury suite and track rentals. "Other operating revenue" includes the two Speedway Clubs, Legends Car, industrial park rental, MBM, Oil-Chem, SoldUSA and WMI revenues. The Company's revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, and luxury suite and track rentals produce higher margins than concessions and souvenir sales, as well as sales of Legends Cars, MBM, Oil-Chem, or other operating revenues.

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

     The Company does not believe that its financial performance has been materially affected by inflation. The Company has generally been able to mitigate the effects of inflation by increasing prices.

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

     The results of operations for the three and six months ended June 30, 2001 and 2000 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

     Set forth below is certain comparative summary information with respect to the Company's scheduled major NASCAR-sanctioned racing events for 2001 and 2000:

                        Number of scheduled major
                        NASCAR-sanctioned events
                        ------------------------
                           2001        2000
                           ----        ----
     1st Quarter ......     4            4
     2nd Quarter ......     8            8
     3rd Quarter ......     2            2
     4th Quarter ......     3            3
                           --           --
       Total ..........    17           17
                           ==           ==

RESULTS OF OPERATIONS

     AMS hosted an Indy Racing Northern Light Series racing event in the second quarter of 2001 which was held in the third quarter of 2000. The second quarter 2001 IRL event results are included in admissions and event related revenues and direct expense of events. The third quarter 2000 IRL event was hosted under a restructured sanctioning agreement whereby net event results were included in event related revenue. Also, BMS hosted a major NHRA-sanctioned Nationals racing event in the second quarter of 2001 which was held in the third quarter of 2000. An IRL racing event hosted by LVMS in the second quarter of 2000, whereby net events results were included in event related revenue, was not held in the current period.

     A major Championship Auto Racing Teams (CART) racing event originally scheduled at TMS in April 2001 was not conducted as a result of a decision made by CART's sanctioning body. See Note 10 to the June 30, 2001 consolidated financial statements and Part II - "Item 1. Legal Proceedings" for additional information on this matter.

Three Months Ended June 30, 2001 Compared To Three Months Ended June 30, 2000

     Total Revenues. Total revenues for the three months ended June 30, 2001 increased by $15.0 million, or 9.4%, over such revenues for the same period in 2000. This improvement was due primarily to an increase in event related revenue.

     Admissions. Admissions for the three months ended June 30, 2001 decreased by $1.1 million, or 1.6%, from such revenue for the same period in 2000. This decrease was due primarily to lower attendance at NASCAR-sanctioned racing events held at LMSC and TMS, an IRL racing event held at TMS, and World of Outlaws and UDTRA Pro Dirt Car Series racing events held at BMS during the current period as compared to last year. The overall decrease was partially offset by increased admissions at NASCAR-sanctioned racing events held at BMS and SPR during the current period. The overall decrease was also partially offset by an IRL racing event hosted at AMS, and a major NHRA-sanctioned Nationals racing event hosted at BMS, in the second quarter of 2001 which were held in the third quarter of 2000.

     Event Related Revenue. Event related revenue for the three months ended June 30, 2001 increased by $17.8 million, or 23.1%, over such revenue for the same period in 2000. This increase was due primarily to increases in broadcast rights fees for NASCAR-sanctioned racing events held during the current period. The increase was also due to the IRL racing event hosted at AMS, and the NHRA racing event hosted at BMS, in the second quarter of 2001 which were held in the third quarter of 2000. The overall increase was partially offset by lower corporate suite rental, hospitality and other event related revenues during the current period as compared to the same period in 2000. The overall increase was also partially offset by the IRL racing event hosted at LVMS in the second quarter of 2000 which was not held in the current period.

     Other Operating Revenue. Other operating revenue for the three months ended June 30, 2001 decreased by $1.7 million, or 13.9%, from such revenue for the same period in 2000. This decrease was due primarily to decreased Oil-Chem revenues associated with reduced direct-response advertising while FTC litigation with Oil-Chem continues. See Part II - "Item 1. Legal Proceedings" for additional information on this legal matter. The decrease was also, to a lesser extent, due to decreased MBM sales revenue in the current period as compared to the same period in 2000.

     Direct Expense of Events. Direct expense of events for the three months ended June 30, 2001 increased by $9.1 million, or 17.2%, over such expense for the same period in 2000. This increase was due primarily to higher race purses and sanctioning fees for NASCAR-sanctioned racing events held during the current period. The increase was also due to the IRL racing event hosted at AMS, and the NHRA racing event hosted at BMS, in the second quarter of 2001 which were held in the third quarter of 2000. The increase also reflects higher advertising and other promotional costs for events held during the current period as compared to the same period in 2000.

     Other Direct Operating Expense. Other direct operating expense for the three months ended June 30, 2001 decreased by $1.4 million, or 13.6%, from such expense for the same period in 2000. This decrease was due primarily to reduced direct-response advertising while FTC litigation with Oil-Chem continues, and decreased operating costs associated with reduced Oil-Chem revenues in the current period as compared to the same period in 2000. The decrease was also due to decreased operating costs associated with reduced MBM sales revenues and advertising expenses in the current period as compared to the same period in 2000.

     General and Administrative. General and administrative expense for the three months ended June 30, 2001 increased by $3.5 million, or 26.3%, over such expense for the same period in 2000. This increase was attributable to increases in operating costs associated with the growth and expansion at the Company's speedways and operations, and to legal and testing costs associated with the FTC litigation with Oil-Chem.

     Depreciation and Amortization. Depreciation and amortization expense for the three months ended June 30, 2001 increased by $351,000, or 4.5%, over such expense for the same period in 2000. This increase results primarily from additions to property and equipment at the Company's speedways.

     Interest Expense, Net. Interest expense, net for the three months ended June 30, 2001 was $6.1 million compared to $6.8 million for the same period in 2000. This decrease was due primarily to lower interest rates on the revolving Credit Facility and a reduction in outstanding Convertible Subordinated Debentures during the current period.

     Expenses of Cancelled CART Race. Expenses of cancelled CART race of $3.5 million for the three months ended June 30, 2001 represent principally race event costs associated with the CART-sanctioned race originally scheduled at TMS on April 29, 2001. The race was not conducted as a result of a decision made by CART's sanctioning body. The Company has filed a legal action against CART claiming, among other things, that CART was negligent and breached its contract, and is seeking recovery of various expenses, lost revenues and other damages. See Note 10 to the June 30, 2001 consolidated financial statements and Part II - "Item 1. Legal Proceedings" for additional information on this matter.

     Other Income. Other income for the three months ended June 30, 2001 increased by $684,000 over such income for the same period in 2000. This increase results primarily from gains on sales of two TMS condominiums in the current period, and to larger gains recognized on sales of marketable equity securities and other investments in the current period as compared to the same period in 2000.

     Income Tax Provision. The Company's effective income tax rate for the three months ended June 30, 2001 and 2000 was 39% and 40%, respectively.

     Net Income. Net income for the three months ended June 30, 2001 increased by $1.5 million, or 3.6%, to $43.2 million, over such income for the same period in 2000. This increase was due to the factors discussed above.

Six Months Ended June 30, 2001 Compared To Six Months Ended June 30, 2000

     Total Revenues. Total revenues for the six months ended June 30, 2001 increased by $16.5 million, or 7.3%, over such revenues for the same period in 2000. This improvement was due primarily to an increase in event related revenue.

     Admissions. Admissions for the six months ended June 30, 2001 decreased by $2.1 million, or 2.2%, from such revenue for the same period in 2000. This decrease was due primarily to lower attendance at NASCAR-sanctioned racing events held at LMSC, LVMS and TMS, an IRL racing event held at TMS, and World of Outlaws and UDTRA Pro Dirt Car Series racing events held at BMS during the current period as compared to last year. The overall decrease was partially offset by increased admissions at NASCAR-sanctioned racing events held at AMS, BMS and SPR during the current period. The overall decrease was also partially offset by an IRL racing event hosted at AMS, and a major NHRA-sanctioned Nationals racing event hosted at BMS, in the second quarter of 2001 which were held in the third quarter of 2000.

     Event Related Revenue. Event related revenue for the six months ended June 30, 2001 increased by $22.5 million, or 20.4%, over such revenue for the same period in 2000. This increase was due primarily to increases in broadcast rights fees for NASCAR-sanctioned racing events held during the current period and, to a lesser extent, an increase in track rental revenues. The increase was also due to the IRL racing event hosted at AMS, and the NHRA racing event hosted at BMS, in the second quarter of 2001 which were held in the third quarter of 2000. The overall increase was partially offset by lower corporate suite rental, hospitality and other event related revenues during the current period as compared to the same period in 2000. The overall increase was also partially offset by the IRL racing event hosted at LVMS in the second quarter of 2000 which was not held in the current period.

     Other Operating Revenue. Other operating revenue for the six months ended June 30, 2001 decreased by $4.0 million, or 17.0%, from such revenue for the same period in 2000. This decrease was due primarily to decreased Oil-Chem revenues associated with reduced direct-response advertising while FTC litigation with Oil-Chem continues.

     Direct Expense of Events. Direct expense of events for the six months ended June 30, 2001 increased by $11.4 million, or 15.4%, over such expense for the same period in 2000. This increase was due primarily to higher race purses and sanctioning fees for NASCAR-sanctioned racing events. The increase was also due to the IRL racing event hosted at AMS, and the NHRA racing event hosted at BMS, in the second quarter of 2001 which were held in the third quarter of 2000. The increase also reflects higher advertising and other promotional costs for events held during the current period as compared to the same period in 2000.

     Other Direct Operating Expense. Other direct operating expense for the six months ended June 30, 2001 decreased by $4.7 million, or 22.4%, from such expense for the same period in 2000. This decrease was due primarily to reduced direct-response advertising while FTC litigation with Oil-Chem continues, and decreased operating costs associated with reduced Oil-Chem revenues in the current period as compared to the same period in 2000. The decrease was also due to decreased operating costs associated with reduced MBM sales revenues and advertising expenses in the current period as compared to the same period in 2000.

     General and Administrative. General and administrative expense for the six months ended June 30, 2001 increased by $4.1 million, or 15.5%, over such expense for the same period in 2000. This increase was attributable to increases in operating costs associated with the growth and expansion at the Company's speedways and operations, and to legal and testing costs associated with the FTC litigation with Oil-Chem.

     Depreciation and Amortization. Depreciation and amortization expense for the six months ended June 30, 2001 increased by $957,000, or 6.1%, over such expense for the same period in 2000. This increase results primarily from additions to property and equipment at the Company's speedways.

     Interest Expense, Net. Interest expense, net for the six months ended June 30, 2001 was $12.2 million compared to $13.3 million for the same period in 2000. This decrease was due primarily to lower interest rates on the revolving Credit Facility, a reduction in outstanding Convertible Subordinated Debentures during the current period, and to higher interest income earned on cash investments. The overall decrease was offset by lower capitalized interest during the current period.

     Expenses of Cancelled CART Race. Expenses of cancelled CART race of $3.5 million for the six months ended June 30, 2001 represent principally race event costs associated with the CART-sanctioned race, originally scheduled at TMS on April 29, 2001, which was not conducted as a result of a decision made by CART's sanctioning body.

     Other Income. Other income for the six months ended June 30, 2001 increased by $2.5 million over such income for the same period in 2000. This increase results primarily from gains recognized upon expiration in the current period of buyer rights under certain TMS condominium sales contracts whereby buyers could require Company repurchase within three years from date of purchase. Recognition of such gains was deferred until the buyer's right expired. The increase also results from gains on sales of two TMS condominiums in the current period, and to larger gains recognized on sales of marketable equity securities and other investments in the current period as compared to the same period in 2000.

     Income Tax Provision. The Company's effective income tax rate for the six months ended June 30, 2001 and 2000 was 39% and 40%, respectively.

     Income Before Cumulative Effect of Accounting Change. Income before accounting change for the six months ended June 30, 2001 increased by $3.6 million, or 7.9%, to $49.3 million, over such income for the same period in 2000. This increase was due to the factors discussed above.

     Cumulative Effect of Accounting Change. Cumulative effect of accounting change for Club Membership Fees of $1.3 million for the six months ended June 30, 2000 represents the cumulative effect, net of income taxes of $824,000, as of January 1, 2000, of the Company's change in revenue recognition policies for Speedway Club membership fees. Net revenues from membership fees previously were recognized as income when billed and associated expenses were incurred. Under the new method, net membership revenues are deferred when billed and amortized into income over ten years.

     Net Income. Net income for the six months ended June 30, 2001 increased by $4.8 million, or 10.9%, to $49.3 million, over such income for the same period in 2000. This increase was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the first six months of 2001 for improvements and expansion at its speedway facilities. Significant changes in the Company's financial condition and liquidity during the six months ended June 30, 2001 resulted primarily from: (1) net cash generated by operations amounting to $63.2 million, (2) capital expenditures amounting to $27.1 million, and (3) reducing outstanding Convertible Subordinated Debentures by $6.5 million. At June 30, 2001, the Company had $90.0 million in outstanding borrowings under the $250.0 million Credit Facility.

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

     In 2001, the Company continued major renovations at SPR, including its ongoing reconfiguration and modernization into a "stadium-style" road racing course, adding up to 25,000 new grandstand seats, 64,000 new hillside terrace seats, and 19 new luxury suites. Also, SPR plans to continue improving and expanding its on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. Completion of such renovation and expansion at SPR is presently scheduled for 2003. Similar to 2000, at each of its speedways in 2001, the Company plans to further expand concessions, restroom and other fan amenities for the convenience, comfort and enjoyment of fans, and to continue improving and expanding its on-site roads and available parking to ease congestion and improve traffic flow.

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

Recently Issued Accounting Standards

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Because the Company had no derivative instruments on January 1, 2001, adoption had no effect on the Company's financial statements or disclosures.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" which requires, among other things, the purchase method of accounting for business combinations initiated after June 30, 2001, eliminates the pooling-of-interests method and clarifies the criteria for recording intangible assets separate from goodwill. The Company believes the adoption of SFAS No.141 will have no significant impact on its financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets" which specifies, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead will be evaluated for possible impairment at least annually. Under SFAS No. 142, the Company will cease amortizing goodwill, including goodwill from past business combinations, identify appropriate reporting units for purposes of assessing any possible future impairment of goodwill, and assess goodwill for impairment under transitional rules. The Company is required to adopt SFAS No.142 on January 1, 2002 and has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations. Goodwill amortization expense amounted to $445,000 and $889,000 in the three and six months ended June 30, 2001.

Near-term Operating Trends

     There are many factors that affect the Company's growth potential, future operations and financial results. Fiscal 2001 will be the Company's first year under the multi-year consolidated domestic television broadcast and ancillary rights agreements for NASCAR Winston Cup and Busch Grand National Series events. These new agreements are expected to provide the Company with future increases in contracted broadcasting and other ancillary revenues. Total combined revenues under the domestic broadcast and ancillary rights agreements could approximate up to $67 million in 2001, representing a $37 million increase over 2000. These new rights agreements have associated increases in purse and sanction fees. Economic conditions and competitive racing can affect ticket and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, near-term ticket sales, particularly to corporate customers, and suite rentals, hospitality and other event revenues have been, and may continue to be, adversely impacted by challenging economic conditions. Management has decided not to increase many ticket and concession prices at least for 2001, to help foster fan support and mitigate any near term weakness.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The Company's financial instruments with market risk exposure consist only of bank revolving Credit Facility borrowings and an interest rate swap agreement which are sensitive to changes in interest rates. The Company's Senior Subordinated Notes and Convertible Subordinated Debentures are fixed interest rate debt obligations. On June 22, 2001, the Company entered into an interest rate swap transaction that provides variable interest rate features on certain fixed rate senior subordinated debt obligations. The swap agreement provides that the Company pay a variable interest rate based on LIBOR, and that the Company receive a fixed interest rate of 5.9%, on a principal notional amount of $125,000,000. A change in interest rates of one percent on the Credit Facility balance outstanding at June 30, 2001 and the interest rate swap would cause a change in annual interest expense of approximately $2.1 million. At June 30, 2001, the interest rate swap's estimated fair value was an obligation of approximately $2,300,000.

     Equity Price Risk. The Company has marketable equity securities, all classified as "available for sale." Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

     As of and during the three and six months ended June 30, 2001, the Company repurchased Convertible Subordinated Debentures aggregating $6.5 million in principal at substantially par, and entered into an interest rate swap agreement. See Note 5 to the accompanying June 30, 2001 financial statements for additional information on the terms and conditions of the Company's debt obligations and swap agreement. There have been no other significant changes in the Company's interest rate risk or equity price risk as of and during the three and six months ended June 30, 2001.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     On May 1, 1999, during the running of an IRL event at LMSC, an on-track accident occurred that caused race debris to enter the spectator seating area (the "May 1999 IRL Accident"). On February 13, 2001, the parents of Haley A. McGee filed a personal injury action related to the May 1999 IRL Accident against SMI, LMSC and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of the minor, Haley A. McGee, as well as the medical expenses incurred and wages lost by her parents. On April 23, 2001, SMI filed its answer in this action. SMI intends to defend itself and to deny the allegations of negligence as well as related claims for punitive damages. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

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

     To date, 30 separate lawsuits have been filed by individuals claiming injuries from the bridge failure on May 20, 2000, including 5 new lawsuits filed since the beginning of the second quarter of 2001. Generally, these lawsuits were filed against SMI, LMSC, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. SMI has filed answers in all of the actions except two and preliminary discovery has begun in many of the cases but is not complete. SMI intends to defend itself and denies the allegations of negligence as well as related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future. Management does not believe the outcome of these lawsuits or this incident will have a material adverse effect on the Company's financial position or future results of operations. The five additional plaintiffs filing claims in this matter since the beginning of the second quarter of 2001 are as follows: Michael Kevin Neal and Torene Rumfelt Neal, May 2, 2001; Jack T. Blevins, Sr., Tina Louise Blevins and Bridget Repsher, May 14, 2001; Jeff Hill and Jodi Hill, May 30, 2001; Cindy Taylor, Arthur M. Taylor and Brody Patrick Wright (a minor), June 21, 2001; Hurley Long and Pauline Long, July 23, 2001.

     A major Championship Auto Racing Teams (CART) racing event originally scheduled at TMS on April 29, 2001 was not conducted as a result of a decision made by CART's sanctioning body. At this time, neither the Company nor CART have determined whether the race will be rescheduled. The Company offered refunds of paid tickets and certain other event revenues. On May 3, 2001, the Company filed a legal action against CART, which is currently pending in the United States District Court for the Eastern District of Texas, claiming, among other things, that CART was negligent and that it breached its contract. The Company is seeking recovery of the associated race purse, sanction fees, certain other event related costs incurred by the Company, and various lost revenues and other damages. At this time, management is unable to determine the impact that ultimate resolution of this matter may have on the Company's financial position or future results of operations.

     On February 8, 2000, a lawsuit, styled Robert L. "Larry" Carrier v. Speedway Motorsports, Inc. and Bristol Motor Speedway, Inc., was filed in the Chancery Court for Sullivan County, Tennessee. This suit alleges that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint is seeking $15 million in compensatory, and $60 million in punitive, damages as well as injunctive relief. On August 8, 2001, the trial court denied all motions for summary judgment previously filed by plaintiff and the defendants and the matter is being scheduled for trial. SMI believes that the allegations are without merit and is defending itself vigorously. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held on May 3, 2001, O. Bruton Smith and William P. Benton were elected directors by the Company's stockholders. Directors whose terms of office continued after the meeting were O. Bruton Smith, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack L. Kemp, and Tom E. Smith. In addition to election of two directors, the stockholders ratified the selection of Deloitte & Touche LLP as the principal auditors of the Company.


                                                        Votes        Votes
                                        Votes For      Against     Abstained    Unvoted
                                        ----------     -------     ---------   ---------
Election of O. Bruton Smith .........   38,526,564         0       1,135,593   2,079,653
Election of William P. Benton .......   39,425,493         0         236,664   2,079,653
Ratification of Deloitte & Touche
 LLP as principal auditors ..........   39,641,158       4,496        16,503   2,079,653

Item 5.  Other Information

     On August 9, 2001, the Board of Directors approved an amendment to the Company's insider trading policy to permit its officers, directors and other insiders to enter into trading plans or other arrangements that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. These plans will enable insiders to exercise Company-granted options and sell the Company's common stock without violating insider trading restrictions. The Board of Directors also specifically permitted the following executive officers and directors to adopt plans that are compliant with Rule 10b5-1: O. Bruton Smith; H.A. Wheeler; William R. Brooks; Edwin R. Clark; Marylaurel E. Wilks; William P. Benton; Mark
M. Gambill; Tom E. Smith; and Jack L. Kemp. The Company expects that most, if not all, of these individuals will adopt plans to sell periodically some or all of the shares of common stock they own or are entitled to receive under options.

Item 6.  Exhibits and Reports on Form 8-K

     (a) None.

     (b) No reports were filed on Form 8-K during the fiscal quarter covered by this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SPEEDWAY MOTORSPORTS, INC.
                                      (Registrant)

Date: August 14, 2001          By:    /s/ O. Bruton Smith
      ----------------            ---------------------------
                                  O. Bruton Smith
                                  Chairman and Chief Executive Officer

Date: August 14, 2001          By:    /s/ William R. Brooks
      -----------------           ---------------------------
                                  William R. Brooks
                                  Vice President, Chief Financial
                                  Officer, Treasurer and Director
                                  (principal financial and accounting officer)