Form 10-Q
period 2001-09-30
SPEEDWAY MOTORSPORTS INC
filed 2001-11-13
CIK 934648

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       __________________________________


                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                         Commission file number 1-13582


                          SPEEDWAY MOTORSPORTS, INC.
            (Exact name of registrant as specified in its charter)


                      Delaware                         51-0363307
          (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)           Identification No.)


           5555 Concord Parkway South, Concord, North Carolina  28027
            (Address of principal executive offices)        (Zip Code)


                                (704) 455-3239
             (Registrant's telephone number, including area code)
                      __________________________________


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ___
    ---


As of November 13, 2001, there were 41,767,123 shares of common stock outstanding.

                                    INDEX TO FORM 10-Q

                                                                  PAGE
                                                                  ----
PART I  - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements - Unaudited               3

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              18

ITEM 3.  Quantitative and Qualitative Disclosures About             25
         Market Risk

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                          26

ITEM 6.  Exhibits and Reports on Form 8-K                           27

SIGNATURES                                                          28

                         PART I - FINANCIAL INFORMATION
                  Item 1.  Consolidated Financial Statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)

                                                    September 30,   December 31,
                                                         2001           2000
                                                       --------       --------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents........................   $   47,227       $ 30,737
 Accounts receivable..............................       24,207         27,850
 Notes and other receivables from affiliates......       25,579          2,583
 Prepaid income taxes.............................           --          2,946
 Inventories......................................       18,195         16,487
 Prepaid expenses.................................        2,663          2,700
                                                     ----------       --------
  Total Current Assets............................      117,871         83,303
                                                     ----------       --------
Property and Equipment, Net.......................      813,782        798,481
Goodwill and Other Intangible Assets, Net.........       57,231         59,105
Other Assets:
 Speedway condominiums held for sale..............        4,483          4,419
 Notes and other receivables from affiliates......        7,068         21,214
 Notes receivable, other..........................       12,180         11,645
 Other assets.....................................       12,306         13,790
                                                     ----------       --------
  Total Other Assets..............................       36,037         51,068
                                                     ----------       --------
  TOTAL ..........................................   $1,024,921       $991,957
                                                     ==========       ========


                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)

                                                     September 30,  December 31,
                                                          2001          2000
                                                        --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current maturities of long-term debt................ $      164      $    168
 Accounts payable....................................      9,074         9,683
 Deferred race event income, net.....................     60,403        72,052
 Accrued income taxes................................     17,575            --
 Accrued interest....................................      2,830         9,591
 Accrued expenses and other liabilities..............     13,944        13,689
                                                      ----------      --------
    Total Current Liabilities........................    103,990       105,183
Long-Term Debt.......................................    398,770       409,929
Payable to Affiliates................................      3,593         3,911
Deferred Income, Net.................................     15,458        17,130
Deferred Income Taxes................................     74,212        74,106
Other Liabilities....................................      1,967         2,357
                                                      ----------      --------
    Total Liabilities................................    597,990       612,616
                                                      ----------      --------

Commitments and Contingencies (Notes 2 and 9)........

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, shares
  authorized - 3,000,000, no shares issued...........         --            --
 Common stock, $.01 par value, shares authorized -
  200,000,000, issued and outstanding - 41,767,000
  in 2001 and 41,739,000 in 2000.....................        418           417
 Additional paid-in capital..........................    161,753       161,159
 Retained earnings...................................    265,207       218,215
 Accumulated other comprehensive loss - unrealized
  loss on marketable equity securities...............       (447)         (450)
                                                      ----------      --------
    Total Stockholders' Equity.......................    426,931       379,341
                                                      ----------      --------
    TOTAL ........................................... $1,024,921      $991,957
                                                      ==========      ========


                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                      Three Months Ended
                                                      ------------------
                                                          September 30,
                                                        2001      2000
                                                      -------   -------
REVENUES:
 Admissions....................................       $20,147    $20,677
 Event related revenue.........................        24,119     19,572
 Other operating revenue.......................         9,088     11,355
                                                      -------    -------
  Total Revenues...............................        53,354     51,604
                                                      -------    -------
EXPENSES AND OTHER:
 Direct expense of events......................        19,415     18,158
 Other direct operating expense................         9,056     10,102
 General and administrative....................        14,160     13,210
 Depreciation and amortization.................         8,069      7,996
 Interest expense, net.........................         6,459      7,120
 Concession contract rights resolution (Note 2)            --      3,137
 Other income, net.............................           (77)      (405)
                                                      -------    -------
  Total Expenses and Other.....................        57,082     59,318
                                                      -------    -------
Loss Before Income Taxes.......................        (3,728)    (7,714)
Income Tax Benefit.............................        (1,453)    (3,073)
                                                      -------    -------
NET LOSS.......................................       $(2,275)   $(4,641)
                                                      =======    =======

Basic Loss Per Share:
 Basic loss per share (Notes 2 and 6)..........       $ (0.05)   $ (0.11)
                                                      =======    =======
  Weighted average shares outstanding..........        41,757     41,668
 Diluted Loss Per Share:
 Diluted loss per share (Notes 2 and 6)........       $ (0.05)   $ (0.11)
                                                      =======    =======
  Weighted average shares outstanding..........        44,332     44,725

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (Unaudited)

                                                             Nine Months Ended
                                                            -------------------
                                                               September 30,
                                                              2001       2000
                                                            --------   --------
REVENUES:
 Admissions...............................................  $109,886   $112,477
 Event related revenue....................................   157,147    130,068
 Other operating revenue..................................    28,756     35,038
                                                            --------   --------
   Total Revenues.........................................   295,789    277,583
                                                            --------   --------
OPERATING EXPENSES:
 Direct expense of events.................................   104,735     92,075
 Other direct operating expense...........................    25,339     31,074
 General and administrative...............................    44,486     39,463
 Depreciation and amortization............................    24,646     23,616
 Interest expense, net....................................    18,637     20,371
 Expenses of cancelled CART race (Note 2).................     3,469         --
 Concession contract rights resolution (Note 2)...........        --      3,137
 Other income, net........................................    (2,998)      (829)
                                                            --------   --------
  Total Expenses and Other................................   218,314    208,907
                                                            --------   --------
Income Before Income Taxes and Cumulative
 Effect of Accounting Change..............................    77,475     68,676
Income Tax Provision......................................    30,483     27,640
                                                            --------   --------
Income Before Cumulative Effect Of Accounting
 Change...................................................    46,992     41,036
Cumulative Effect of Accounting Change for
 Club Membership Fees (Note 2)............................        --     (1,257)
                                                            --------   --------
NET INCOME................................................  $ 46,992   $ 39,779
                                                            ========   ========

Basic Earnings Per Share:
 Before cumulative effect of accounting change............  $   1.13   $   0.99
   Accounting change (Notes 2 and 6)......................        --      (0.03)
                                                            --------   --------
 Basic earnings per share.................................  $   1.13   $   0.96
                                                            ========   ========
   Weighted average shares outstanding....................    41,747     41,657

Diluted Earnings Per Share:
 Before cumulative effect of accounting change............  $   1.09   $   0.96
   Accounting change (Notes 2 and 6)......................        --      (0.03)
                                                            --------   --------
 Diluted earnings per share...............................  $   1.09   $   0.93
                                                            ========   ========
Weighted average shares outstanding.......................    44,415     44,767

                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                  (Unaudited)

                                                                               Accumulated    Total
                                                       Additional                 Other       Stock-
                                        Common Stock     Paid-In    Retained  Comprehensive   holders'
                                       ---------------
                                       Shares  Amount    Capital    Earnings       Loss        Equity
                                       ---------------  ----------  --------- -------------  --------
BALANCE - JANUARY 1, 2001 ...........  41,739    $ 417    $161,159   $218,215         $(450)  $379,341
Net income...........................      --       --          --     46,992            --     46,992
Net unrealized gain on marketable
 equity securities...................      --       --          --         --             3          3
Exercise of stock options............      18       --         392         --            --        392
Issuance of stock under employee
 stock purchase plan.................      10        1         202         --            --        203
                                      -------  -------    --------  ---------  ------------   --------
BALANCE - SEPTEMBER 30, 2001 .......   41,767    $ 418    $161,753   $265,207         $(447)  $426,931
                                      =======  =======    ========  =========  ============   ========

                See notes to consolidated financial statements.

                 SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                  -------------------
                                                                     September 30,
                                                                    2001       2000
                                                                  --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.....................................................  $ 46,992   $ 39,779
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Cumulative effect of accounting change........................        --      1,257
  Depreciation and amortization.................................    24,646     23,616
  Amortization of deferred income...............................    (3,364)      (866)
  Changes in operating assets and liabilities:
   Accounts receivable..........................................     3,643      2,675
   Prepaid and accrued income taxes.............................    20,521     21,880
   Inventories.................................................     (1,708)    (3,388)
   Accounts payable.............................................      (609)    (7,460)
   Deferred race event income...................................   (11,649)   (30,961)
   Accrued expenses and other liabilities.......................    (6,506)    (6,224)
   Deferred income..............................................        92        597
   Other assets and liabilities.................................       171         89
                                                                  --------   --------
    Net Cash Provided By Operating Activities...................    72,229     40,994
                                                                  --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt..........................   (10,801)   (40,090)
  Interest rate swap settlement receipt.........................     1,600         --
  Issuance of stock under employee stock purchase plan..........       203        227
  Exercise of common stock options..............................       392        107
                                                                  --------   --------
   Net Cash Used By Financing Activities........................    (8,606)   (39,756)
                                                                  --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures...........................................   (38,356)   (65,920)
 Proceeds from sale of property held for sale...................        --     40,000
 Purchases of marketable equity securities and other
  investments...................................................       (24)    (2,311)
 Proceeds from sales of marketable equity securities
  and distribution from equity method investee..................       632         21
 Increase in notes and other receivables........................   (11,459)    (5,757)
 Repayment of notes and other receivables.......................     2,074      1,207
                                                                  --------   --------
   Net Cash Used By Investing Activities........................   (47,133)   (32,760)
                                                                  --------   --------
Net Increase (Decrease) In Cash and Cash Equivalents............    16,490    (31,522)
Cash and Cash Equivalents At Beginning Of Period................    30,737     56,270
                                                                  --------   --------
Cash and Cash Equivalents At End Of Period......................  $ 47,227   $ 24,748
                                                                  ========   ========

SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
  Increase in notes receivable for sale of
   LVMS Industrial Park and land................................  $     --   $ 13,254
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

  AMS hosted an Indy Racing Northern Light Series racing event, and BMS hosted a major NHRA-sanctioned Nationals racing event, in the third quarter of 2000 which were held in the second quarter of 2001. Changes in race schedules at the Company's speedways from time to time lessen the comparability of operating results between quarterly financial statements of successive years.

  Surrounding the attacks that occurred on September 11, 2001, the Company cancelled and rescheduled various racing events at TMS previously scheduled in the third quarter of 2001. NASCAR Craftsman Truck and Indy Racing Northern Light Series racing events originally scheduled on September 15 and 16, 2001 were rescheduled to October 5 and 6, 2001, respectively. Also, one UDTRA Pro Dirt Car Series and two World of Outlaws racing events were cancelled and will not be rescheduled. Advance ticket and other revenues and direct costs associated with the two rescheduled events were deferred at September 30, 2001, and will be recognized when the events are held. As to events not rescheduled, the Company offered refunds of paid tickets and certain other event revenues, and all non-refundable event related costs have been expensed in the current period.

  Accounting Change For Club Membership Fees - As reported in the Company's Annual Report on Form 10-K for fiscal 2000, the operating results for the three and nine months ended September 30, 2000 were restated for the effects of retroactive application of an accounting change for net club membership fees. The operating results for the nine months ended September 30, 2000 also reflect the cumulative effect of the accounting change as of January 1, 2000, reducing net income by $1,257,000 after income taxes of $824,000, and basic and diluted earnings per share by $0.03.

  Notes Receivable, Other - At September 30, 2001, notes receivable of approximately $12,180,000 are past their scheduled due date. Management is currently reviewing available recoverability alternatives, and believes property collateralizing such notes receivable is sufficient to ensure full collectibility. As such, no allowance for uncollectible amounts has been recorded.

  Speedway Condominiums Held for Sale - The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 44 and 66, respectively, have been sold or contracted for sale as of September 30, 2001. Speedway condominiums held for sale represent 2 condominiums at AMS and 10 condominiums at TMS which are substantially complete and are being marketed.

  Certain TMS condominium sales contracts provided buyers the right to require Company repurchase within three years from the purchase date. Gain recognition was deferred until the buyer's right expired. As of September 30, 2001, all such buyer rights have expired. Aggregate gains approximating $140,000 and $2,240,000, before income taxes, were recognized upon expiration of such buyer rights in the three and nine months ended September 30, 2001, and are included in other income. There were no gains recognized in the three and nine months ended September 31, 2000.

  Expenses of Cancelled CART Race - A major Championship Auto Racing Teams
(CART) racing event originally scheduled at TMS on April 29, 2001 was not conducted as a result of a decision made by CART's sanctioning body. The Company offered refunds of paid tickets and certain other event revenues. Expenses of cancelled CART race of approximately $3.5 million represent principally associated race event costs which were expensed in the quarter ended June 30, 2001 pending ultimate resolution of recovery. In October 2001, the Company's legal action against CART claiming negligence and breach of contract was settled for approximately $5.0 million, representing recovery of associated sanction fees, race purse, and various expenses, lost revenues and other damages. The effects of settlement will be recognized in the quarter ending December 31, 2001.

  Concession Contract Rights Resolution - In November 1996, the Company acquired certain tangible and intangible assets and the operations of Sears Point Raceway. At that time, a third party enjoyed the contract rights to provide event food, beverage and souvenir merchandising services at SPR whose original contract was to expire in 2004. Since 1998, the Company's subsidiary Finish Line Events has provided such services. In September 2000, the Company reacquired such contract rights for approximately $3.1 million, including legal and other transaction costs. Management anticipates the present value of estimated net future benefits under the contract rights as of the resolution date exceeded its costs.

  Recently Issued Accounting Standards - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Because the Company had no derivative instruments on January 1, 2001, adoption had no effect on the Company's financial statements or disclosures.

  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" which requires, among other things, the purchase method of accounting for business combinations initiated after September 30, 2001, eliminates the pooling-of-interests method and clarifies the criteria for recording intangible assets separate from goodwill. The Company believes the adoption of SFAS No.141 will have no significant impact on its financial statements.

  In July 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued specifying, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead will be evaluated for possible impairment at least annually. Under SFAS No. 142, the Company will cease amortizing goodwill, including goodwill from past business combinations, identify appropriate reporting units for purposes of assessing any possible future impairment of goodwill, and assess goodwill for impairment under transitional rules. The Company is required to adopt SFAS No.142 on January 1, 2002 and has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations. Goodwill amortization expense amounted to $445,000 and $1.3 million in the three and nine months ended September 30, 2001.

  In October 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued specifying, among other things, the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Because the Company presently does not have asset retirement obligations, adoption is expected to have no significant impact on the Company's financial statements or disclosures.

  In October 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" was issued specifying, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No.144 on January 1, 2002 and has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

  Reclassifications - Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES

   Inventories as of September 30, 2001 and December 31, 2000 consist of the following components (in thousands):

                                                                 September 30, December 31,
                                                                        2001          2000
                                                                 ------------- ------------
Souvenirs and apparel.......................................       $   9,472     $  9,421
Finished vehicles, parts and accessories....................           5,609        4,212
Oil additives, food and other...............................           3,114        2,854
                                                                   ---------     --------
   Total....................................................       $  18,195     $ 16,487
                                                                   =========     ========

4. PROPERTY AND EQUIPMENT

   Construction In Progress - At September 30, 2001, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at each of its speedways. In addition, the Company plans to continue major renovations at SPR, including its ongoing reconfiguration into a "stadium-style" road racing course, adding a significant number of grandstand and hillside terrace seats, adding luxury suites, and improving and expanding concessions, restroom and other fan amenities and facilities. SPR also plans to continue improving and expanding its on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. The estimated aggregate cost of capital expenditures in each of 2001 and 2002 will approximate $55,000,000.

5. LONG-TERM DEBT

   Bank Credit Facility -- The Company has a long-term, secured, senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender (the Credit Facility). The Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, matures in May 2004, and is secured by a pledge of the capital stock and other equity interests of all material Company subsidiaries. Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.25% or
(ii) the greater of Bank of America's prime rate or the Federal Funds rate plus .5%. At September 30, 2001 and December 31, 2000, the Company had $90,000,000 in
outstanding borrowings under the Credit Facility.

   Senior Subordinated Notes - At September 30, 2001 and December 31, 2000, the Company had outstanding 8 1/2% senior subordinated notes in the aggregate principal amount of $250,000,000 (the Senior Notes). Semi-annual interest payments are due February 15 and August 15. The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002.

   Convertible Subordinated Debentures - At September 30, 2001 and December 31, 2000, the Company had outstanding 5 3/4% convertible subordinated debentures in the aggregate principal amount of $55,194,000 and $66,000,000. During the three and nine months ended September 30, 2001, debentures aggregating $4,306,000 and $10,806,000 in principal were repurchased substantially at par. Semi-annual interest payments are due March 31 and September 30. The debentures are unsecured, mature on September 30, 2003, are convertible into common stock at the holder's option at $31.11 per share until maturity, and are redeemable at the Company's option at various redemption prices. As of September 30, 2001 and 2000, 1,774,000 and 2,379,000 shares of common stock would be issuable upon conversion (see Note 6).

   See Note 5 to the December 31, 2000 Consolidated Financial Statements for additional discussion of the terms and conditions of the bank credit facility, senior subordinated notes and convertible subordinated debentures.

   Interest Expense - Interest expense, net for the three months ended September 30, 2001 and 2000 includes interest expense of $7,271,000 and $8,044,000, and interest income of $812,000 and $924,000. The Company capitalized interest costs of $509,000 and $648,000 during the three months ended September 30, 2001 and 2000. The weighted-average interest rate on borrowings under the bank revolving credit facility during the three months ended September 30, 2001 and 2000 was 4.6% and 7.8%.

   Interest expense, net for the nine months ended September 30, 2001 and 2000 includes interest expense of $21,790,000 and $23,358,000, and interest income of $3,153,000 and $2,987,000. The Company capitalized interest costs of $1,917,000 and $2,445,000 during the nine months ended September 30, 2001 and 2000. The weighted-average interest rate on borrowings under the bank revolving credit facility during the nine months ended September 30, 2001 and 2000 was 5.7% and 7.5%.

   Interest Rate Swap - The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize its combination of variable and fixed interest rate debt. In June 2001, the Company entered into an interest rate swap transaction with a financial institution that provided variable interest rate features on certain fixed rate senior subordinated debt obligations. The agreement provided that the Company pay a variable interest rate based on LIBOR, and that the Company receive a fixed interest rate of 5.9%, on a principal notional amount of $125,000,000. The swap was designated as a fair value hedge of the underlying fixed rate debt obligation, and met the conditions for assuming no ineffectiveness using the short-cut method under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities".

   In September 2001, the swap agreement was terminated and settled with a $1,600,000 net payment to the Company. The $1,600,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through August 2007. Interest expense reflects adjustments of $11,000 in the three and nine months ended September 30, 2001.

6. PER SHARE DATA

   The computation of diluted loss per share was anti-dilutive for the three months ended September 30, 2001 and 2000; therefore, reported basic and diluted per share amounts are the same.

   Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt (see Note 5). The following schedule reconciles basic and diluted earnings per share (dollars and shares in thousands):

                                                             Weighted   Earnings
                                                Net Income   Average     (Loss)
                                                  (Loss)      Shares   Per Share
                                                -----------  --------  ----------
 Three Months Ended
 September 30, 2001:
--------------------
  Basic Loss per share........................     $(2,275)    41,757     $(0.05)
  Dilution adjustments:
   Common stock equivalents - stock options.            --        679
   5 3/4% Convertible debentures..............         479      1,896
                                                   -------     ------
  Diluted loss per share......................     $(1,796)    44,332     $(0.05)
                                                   =======     ======

 Three Months Ended
 September 30, 2000:
--------------------
  Basic loss per share (Note 2)...............     $(4,641)    41,668     $(0.11)
  Dilution adjustments:
   Common stock equivalents - stock options.            --        678
   5 3/4% Convertible debentures..............         598      2,379
                                                   -------     ------
  Diluted loss per share......................     $(4,043)    44,725     $(0.11)
                                                   =======     ======

 Nine months Ended
 September 30, 2001:
--------------------
  Basic earnings per share....................     $46,992     41,747     $ 1.13
  Dilution adjustments:
   Common stock equivalents - stock options.            --        698
   5 3/4% Convertible debentures..............       1,458      1,970
                                                   -------     ------
  Diluted earnings per share..................     $48,450     44,415     $ 1.09
                                                   =======     ======

 Nine months Ended
 September 30, 2000:
--------------------
  Basic earnings per share before cumulative
   effect of accounting change (Note 2).......     $41,036     41,657     $ 0.99
  Cumulative effect of accounting
   change, net of taxes.......................      (1,257)    41,657      (0.03)
                                                   -------                ------
  Basic earnings per share....................      39,779     41,657       0.96
  Dilution adjustments:
   Common stock equivalents - stock options.            --        731
   5 3/4% Convertible debentures..............       1,738      2,379
                                                   -------     ------
  Diluted earnings per share..................     $41,517     44,767     $ 0.93
                                                   =======     ======     ======

7. RELATED PARTY TRANSACTIONS

   Notes and other receivables at September 30, 2001 and December 31, 2000 include $918,000 and $886,000 due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner, including accrued interest. The note bears interest at 1% over prime, is collateralized by certain partnership land, and is payable on demand. Because the Company does not anticipate or require repayment before September 30, 2002, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

   Notes and other receivables at September 30, 2001 and December 31, 2000 include $6,151,000 and $4,945,000 due from the Company's Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman, and accrued interest. The amount due bears interest at 1% over prime and is payable on demand. Because the Company does not anticipate or require repayment before September 30, 2002, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

   Note and other receivables at September 30, 2001 include $16,287,000 due from Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer, including accrued interest. At December 31, 2000, notes and other receivables include $15,383,000 due from Las Vegas Industrial Park, LLC. In January 2000, the Company sold the 1.4 million square-foot Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC for approximately $53.3 million paid in cash of $40.0 million and a note receivable of $13.3 million. The note bears interest at LIBOR plus 2.00% and is collateralized by the underlying sold property. Because the note is scheduled to mature in July 2002, the balance has been classified as a current and noncurrent asset in the accompanying September 30, 2001 and December 31, 2000 consolidated balance sheets, respectively.

   From time to time, the Company pays certain expenses and makes cash advances for various corporate purposes on behalf of Sonic Financial Corp. (Sonic Financial), a Company affiliate through common ownership, and of Las Vegas Industrial Park, LLC. At September 30, 2001 and December 31, 2000, notes and other receivables include $5,733,000 and $940,000 due from Sonic Financial, and $3,559,000 and $1,643,000 due from Las Vegas Industrial Park, LLC. The amounts are classified as short-term based on expected repayment dates.

   Amounts payable to affiliates at September 30, 2001 and December 31, 2000 include $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. Amounts payable to affiliates at September 30, 2001 and December 31, 2000 also include $999,000 and $1,317,000 owed to a former LVMS shareholder and executive officer in equal monthly payments through December 2003 at 6.4% imputed interest.

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

  To date, 33 separate lawsuits have been filed by individuals claiming injuries from the bridge failure on May 20, 2000, including 3 new lawsuits filed since the beginning of the third quarter of 2001. Generally, these lawsuits were filed against SMI, LMSC, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. Discovery has begun in many of the cases but will not be completed until June 2002. SMI intends to defend itself and denies the allegations of negligence as well as related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future. Management does not believe the outcome of these lawsuits or this incident will have a material adverse efect on the Company's financial position or future results of operations. The following additional plaintiffs filed claims in this matter since the beginning of the third quarter of 2001 on the dates indicated:
Edwin L. King and Patricia C. King, August 27, 2001; Scott A. Hansen and Pamela
C. Hansen, August 28, 2001; and William R. Coltrane, September 6, 2001.

  On January 31, 2001, the Federal Trade Commission (the "FTC") filed a complaint (the "FTC Complaint") against SMI and its subsidiary, Oil-Chem, in the United States District Court, Middle District of North Carolina. The FTC is seeking a judgment to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to redress alleged injury to consumers. SMI has filed an answer in this action and discovery has begun. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

  On March 8, 2001, Larry L. Johnson filed a class action compliant against SMI and Oil-Chem in the Superior Court of Gaston County, North Carolina. The plaintiff is seeking unspecified damages for violation of the North Carolina Unfair and Deceptive Trade Practices Act. The facts alleged to support this claim are substantially identical to those of the FTC Complaint. The class has not been certified, but discovery has begun. SMI intends to defend itself vigorously. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

  On February 8, 2000, a lawsuit, styled Robert L. "Larry" Carrier v. Speedway Motorsports, Inc. and Bristol Motor Speedway, Inc. was filed in the Chancery Court for Sullivan County, Tennessee. This suit alleges that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint is seeking $15 million in compensatory, and $60 million in punitive, damages as well as injunctive relief. On August 8, 2001, the trial court denied all motions for summary judgment previously filed by plaintiff and the defendant and the matter is being scheduled for trial. SMI believes that the allegations are without merit and is defending itself vigorously. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

10. CONDENSED NON-GUARANTOR FINANCIAL INFORMATION

  The Company's Credit Facility and Senior Subordinated Notes are joint and severally guaranteed by all of the Company's wholly-owned subsidiaries except for certain minor wholly-owned subsidiaries.

  The following table presents condensed consolidating financial information of the Company's guarantor and non-guarantor subsidiaries as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                  Condensed Consolidating Balance Sheets As Of
                    September 30, 2001 and December 31, 2000

                                              September 30, 2001                                December 31, 2000
                                              ------------------                                -----------------
                               Parent             Non-       Elimin-     Consoli-   Parent              Non-       Elimin-  Consoli-
                                Only   Guarantors Guarantors  ations       dated      Only   Guarantors Guarantors ations   dated
                                ----   ---------- ----------  ------     ---------   ----    ---------- ---------- ------   --------
Current assets                  $ 40,279 $ 71,982 $  5,610         --  $  117,871 $ 15,423 $  63,008  $ 7,280  $   (2,408)  $ 83,303
Property and equipment, net....   12,081  799,791    1,910         --     813,782   10,640   784,506    2,685         650    798,481
Goodwill and other intangible
  assets, net..................    4,876   47,746    4,609         --      57,231    5,066    49,314    4,725          --     59,105
Other assets...................   27,439    8,481      117         --      36,037   27,017    24,608      108        (665)    51,068
Advances to and investments
  in subsidiaries, net.........  833,011  (84,972) (14,560) $(733,479)         --  805,871  (227,732) (14,837)   (563,302)        --
                                -------- -------- --------  ---------  ---------- -------- ---------  -------   ---------   --------
Total assets................... $917,686 $843,028 $ (2,314) $(733,479) $1,024,921 $864,017 $ 693,704  $   (39)  $(565,725)  $991,957
                                ======== ======== ========  =========  ========== ======== =========  =======   =========   ========

Current liabilities............ $ 31,202 $ 68,962 $  2,080  $   1,746  $  103,990 $ 15,694 $  86,972  $ 1,983   $     534   $105,183
Long-term debt.................  397,666      220    1,048       (164)   398,770   408,788       305    1,000        (164)   409,929
Other liabilities..............   61,887   33,381      (27)       (11)     95,230   60,194    37,348      (27)        (11)    97,504
                                -------- --------  -------  ---------  ---------- -------- ---------  -------   ---------   --------
Total liabilities..............  490,755  102,563    3,101      1,571     597,990  484,676   124,625    2,956         359    612,616
Total stockholders' equity and
  (deficiency).................  426,931  740,465   (5,415)  (735,050)    426,931  379,341   569,079   (2,995)   (566,084)   379,341
                                -------- --------  -------  ---------  ---------- -------- ---------  -------   ---------   --------
Total liabilities and stock-
holders' equity (deficiency)... $917,686 $843,028  $(2,314) $(733,479) $1,024,921 $864,017 $ 693,704  $   (39)  $(565,725)  $991,957
                                ======== ========  =======  =========  ========== ======== =========  =======   =========   ========

                Condensed Consolidating Statements Of Operations
             For the Three Months Ended September 30, 2001 and 2000

                                           2001                                             2000
                                           ----                                             ----

                                 Parent           Non-       Elimi-  Cosoli-      Parent            Non-       Elimi-    Consoli-
                                 Only  Guarantors Guarantors nations dated        Only   Guarantors Guarantors nations   dated
                                 ----  ---------- ---------- ------- -----        ----   ---------- ---------- -------   -----
Total revenues.................  $  204  $49,445   $ 3,705         --  $53,354    $   270   $46,885   $4,449         --  $51,604
Total expenses and other.......   2,106   49,354     5,622         --   57,082        893    53,221    5,204         --   59,318
Equity in net income (loss)
  of subsidiaries..............  (1,114)      --        --     $1,114       --     (4,266)       --       --     $4,266
Net income (loss).............. $(2,275) $    56   $(1,170)    $1,114  $(2,275)   $(4,641)  $(3,812)  $ (454)    $4,266  $(4,641)
                                =======  =======   =======     ======  =======    =======   =======   ======     ======  =======

                Condensed Consolidating Statements Of Operations
              For the Nine Months Ended September 30, 2001 and 2000

                                               2001                                             2000
                                              -----                                             ----

                                 Parent              Non-       Elimi-  Consoli-  Parent            Non-       Elimi-    Consoli-
                                 Only    Guarantors  Guarantors nations dated     Only   Guarantors Guarantors nations   dated
                                 ----    ----------  ---------- ------- -----     ----   ---------- ---------- -------   -----
Total revenues................. $ 1,106 $285,909      $ 8,864         --  $295,789 $   409  $264,110  $13,064         --  $277,583
Total expenses and other.......   6,203  199,252       12,859         --   218,314   3,166   190,554   15,187         --   208,907
Equity in net income (loss)
  of subsidiaries..............  50,138       --           --   $(50,138)       --  41,427        --       --   $(41,427)
Net income (loss).............. $46,992 $ 52,561      $(2,423)  $(50,138) $ 46,992 $39,779   $42,696  $(1,269)  $(41,427) $ 39,779
                                ======= ========      =======   ========  ======== =======   ======= ========   ========  ========

                Condensed Consolidating Statements Of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000

                                               2001                                             2000
                                              -----                                             ----
                                 Parent                              Consoli-       Parent               Non-      Consoli-
                                 Only    Guarantors Guarantors        dated         Only   Guarantors Guarantors   dated
                                 ----    ---------- ----------        -----         ----   ---------- ----------   -----
Net cash provided (used) by
  operations................... $34,687  $ 38,161   $(619)           $ 72,229    $ 12,193  $ 28,541     $ 260      $ 40,994
Net cash used by
  financing activities.........  (8,606)       --      --              (8,606)    (39,756)       --        --       (39,756)
Net cash provided (used) by
  investing activities.........  (7,341)  (39,802)     10             (47,133)     (5,010)  (27,266)     (484)      (32,760)

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

Seasonality and Quarterly Results

  In 2001, the Company currently will promote 17 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), including ten Winston Cup and seven Busch Grand National Series racing events. The Company will also promote three Indy Racing Northern Light Series ("IRL") racing events, three NASCAR Craftsman Truck Series racing events, four major National Hot Rod Association ("NHRA") racing events, five World of Outlaws ("WOO") racing events, and two UDTRA Pro Dirt Car Series ("UDTRA") racing events in 2001. In 2000, the Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 17 major NASCAR-sanctioned racing events, four IRL racing events, two NASCAR Craftsman Truck Series racing events, three major NHRA racing events, seven WOO racing events, and three Hav-A-Tampa Dirt Late Model Series ("HAT") racing events. As a result, the Company's business has been, and is expected to remain, highly seasonal.

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

  The results of operations for the three and nine months ended September 30, 2001 and 2000 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

  Set forth below is certain comparative summary information with respect to the Company's scheduled major NASCAR-sanctioned racing events for 2001 and 2000:

                                     Number of scheduled major
                                     NASCAR-sanctioned events
                                     ------------------------
                                       2001             2000
                                       ----             ----
  1st Quarter.....................       4                4
  2nd Quarter.....................       8                8
  3rd Quarter.....................       2                2
  4th Quarter.....................       3                3
                                      ----             ----
    Total.........................      17               17
                                      ====             ====

RESULTS OF OPERATIONS

  AMS hosted an Indy Racing Northern Light Series racing event in the third quarter of 2000 which was held in the second quarter of 2001. The third quarter 2000 IRL event was hosted under a restructured sanctioning agreement whereby net event results were included in event related revenue. The second quarter 2001 IRL event results are included in admissions and event related revenues and direct expense of events. Also, BMS hosted a major NHRA-sanctioned Nationals racing event in the third quarter of 2000 which was held in the second quarter of 2001. An IRL racing event hosted by LVMS in the second quarter of 2000, whereby net events results were included in event related revenue, was not held in the current period.

  Surrounding the attacks that occurred on September 11, 2001, a NASCAR Craftsman Truck and an Indy Racing Northern Light Series racing event originally scheduled at TMS in September 2001 was rescheduled to October 2001. Also, one UDTRA Pro Dirt Car Series and two World of Outlaws racing events originally scheduled at TMS in September 2001 were cancelled and will not be rescheduled.

  A major Championship Auto Racing Teams racing event originally scheduled at TMS in April 2001 was not conducted as a result of a decision made by CART's sanctioning body. See Note 2 to the September 30, 2001 consolidated financial statements and Part II - "Item 1. Legal Proceedings" for additional information on this matter.

Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

  Total Revenues. Total revenues for the three months ended September 30, 2001 increased by $1.8 million, or 3.4%, over such revenues for the same period in 2000. This improvement was due primarily to an increase in event related revenue.

  Admissions. Admissions for the three months ended September 30, 2001 decreased by $530,000, or 2.6%, from such revenue for the same period in 2000. This decrease was due primarily to BMS hosting a major NHRA-sanctioned Nationals racing event in the third quarter of 2000 which was held in the second quarter of 2001. The overall decrease was partially offset by continued growth in admissions at NASCAR-sanctioned racing events held at BMS during the current period.

  Event Related Revenue. Event related revenue for the three months ended September 30, 2001 increased by $4.5 million, or 23.2%, over such revenue for the same period in 2000. This increase was due primarily to increases in broadcast rights fees for NASCAR-sanctioned racing events held at BMS during the current period. The overall increase was partially offset by the IRL racing event hosted at AMS, and the NHRA racing event hosted at BMS, in the third quarter of 2000 which were held in the second quarter of 2001.

  Other Operating Revenue. Other operating revenue for the three months ended September 30, 2001 decreased by $2.3 million, or 20.0%, from such revenue for the same period in 2000. This decrease was due to decreased MBM sales revenues and certain FLE revenues associated with outside venues. The decrease was also due to decreased Oil-Chem revenues associated with reduced advertising while FTC litigation with Oil-Chem continues. See Part II - "Item 1. Legal Proceedings" for additional information on this legal matter.

  Direct Expense of Events. Direct expense of events for the three months ended September 30, 2001 increased by $1.3 million, or 6.9%, over such expense for the same period in 2000. This increase was due primarily to higher race purses and sanctioning fees for NASCAR-sanctioned racing events held at BMS during the current period. The overall increase was partially offset by hosting the IRL racing event at AMS, and the NHRA racing event at BMS, in the third quarter of 2000 which were held in the second quarter of 2001.

  Other Direct Operating Expense. Other direct operating expense for the three months ended September 30, 2001 decreased by $1.0 million, or 10.4%, from such expense for the same period in 2000. This decrease reflects lower operating costs associated with reduced MBM and certain FLE outside venue revenues in the current period as compared to the same period in 2000. The decrease was also due to decreased Oil-Chem revenues associated with reduced advertising while FTC litigation with Oil-Chem continues.

  General and Administrative. General and administrative expense for the three months ended September 30, 2001 increased by $950,000, or 7.2%, over such expense for the same period in 2000. This increase was due to legal and testing costs associated with the FTC litigation with Oil-Chem, and to increases in operating costs associated with the growth and expansion at the Company's speedways and operations.

  Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2001 increased by $73,000, or 0.9%, over such expense for the same period in 2000. This increase results primarily from additions to property and equipment at the Company's speedways.

  Interest Expense, Net. Interest expense, net for the three months ended September 30, 2001 was $6.5 million compared to $7.1 million for the same period in 2000. This decrease was due primarily to lower interest rates on the revolving Credit Facility and a reduction in outstanding Convertible Subordinated Debentures during the current period. The overall decrease was offset by lower capitalized interest during the current period.

  Concession Contract Rights Resolution. Concession contract rights resolution of $3.1 million for the three months ended September 30, 2000 represents costs to reacquire the contract rights to provide event food, beverage and souvenir merchandising services at SPR from a previous provider whose original contract term expired in 2004, including legal and other transaction costs. The present value of estimated net future benefits to operations under the contract rights as of the resolution date is anticipated to exceed its costs.

  Other Income. Other income for the three months ended September 30, 2001 decreased by $328,000, to $77,000, from such income for the same period in 2000. This decrease was due to a combination of individually insignificant items.

  Income Tax Benefit. The Company's effective income tax rate for the three months ended September 30, 2001 and 2000 was 39% and 40%, respectively.

  Net Loss. Net loss for the three months ended September 30, 2001 decreased by $2.4 million or 51.0%, to $2.3 million, as compared to the same period in 2000. This decrease was due to the factors discussed above.

Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

  Total Revenues. Total revenues for the nine months ended September 30, 2001 increased by $18.2 million, or 6.6%, over such revenues for the same period in 2000. This improvement was due primarily to an increase in event related revenue.

  Admissions. Admissions for the nine months ended September 30, 2001 decreased by $2.6 million, or 2.3%, from such revenue for the same period in 2000. This decrease was due primarily to lower attendance at NASCAR-sanctioned racing events held at LMSC, LVMS and TMS, an IRL racing event held at TMS, and World of Outlaws and UDTRA Pro Dirt Car Series racing events held at BMS during the current period as compared to last year. The overall decrease was partially offset by increased admissions at NASCAR-sanctioned racing events held at AMS, BMS and SPR during the current period.

  Event Related Revenue. Event related revenue for the nine months ended September 30, 2001 increased by $27.1 million, or 20.8%, over such revenue for the same period in 2000. This increase was due primarily to increases in broadcast rights fees for NASCAR-sanctioned racing events held during the current period. The overall increase was partially offset by lower corporate suite rental, hospitality and other event related revenues during the current period as compared to the same period in 2000. The overall increase was also partially offset by the IRL racing event hosted at LVMS in the second quarter of 2000 which was not held in the current period.

  Other Operating Revenue. Other operating revenue for the nine months ended September 30, 2001 decreased by $6.3 million, or 17.9%, from such revenue for the same period in 2000. This decrease was due primarily to decreased Oil-Chem revenues associated with reduced advertising while FTC litigation with Oil-Chem continues, and to decreased Legends Car, MBM and certain FLE outside venue revenues.

  Direct Expense of Events. Direct expense of events for the nine months ended September 30, 2001 increased by $12.7 million, or 13.7%, over such expense for the same period in 2000. This increase was due primarily to higher race purses and sanctioning fees for NASCAR-sanctioned racing events. The increase also reflects the restructured IRL racing event at AMS whereby net event results were included in event related revenue in 2000, and higher advertising and other promotional costs for events held during the current period as compared to the same period in 2000.

  Other Direct Operating Expense. Other direct operating expense for the nine months ended September 30, 2001 decreased by $5.7 million, or 18.5%, from such expense for the same period in 2000. This decrease was due primarily to reduced advertising while FTC litigation with Oil-Chem continues, and to decreased operating and advertising costs associated with reduced Oil-Chem, Legends Car, MBM and certain FLE outside venue revenues in the current period as compared to the same period in 2000.

  General and Administrative. General and administrative expense for the nine months ended September 30, 2001 increased by $5.0 million, or 12.7%, over such expense for the same period in 2000. This increase was attributable to increases in operating costs associated with the growth and expansion at the Company's speedways and operations, and to legal and testing costs associated with the FTC litigation with Oil-Chem.

  Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2001 increased by $1.0 million, or 4.4%, over such expense for the same period in 2000. This increase results primarily from additions to property and equipment at the Company's speedways.

  Interest Expense, Net. Interest expense, net for the nine months ended September 30, 2001 was $18.6 million compared to $20.4 million for the same period in 2000. This decrease was due primarily to lower interest rates on the revolving Credit Facility, a reduction in outstanding Convertible Subordinated Debentures during the current period, and to higher interest income earned on cash investments. The overall decrease was offset by lower capitalized interest during the current period.

  Expenses of Cancelled CART Race. Expenses of cancelled CART race of $3.5 million for the nine months ended September 30, 2001 represent principally race event costs associated with the CART-sanctioned race, originally scheduled at TMS on April 29, 2001, which was not conducted as a result of a decision made by CART's sanctioning body. See Note 2 to the September 30, 2001 consolidated financial statements and Part II - "Item 1. Legal Proceedings" for additional information on this matter.

  Concession Contract Rights Resolution. Concession contract rights resolution of $3.1 million for the nine months ended September 30, 2000 represents costs to reacquire the contract rights to provide event food, beverage and souvenir merchandising services at SPR from a previous provider whose original contract term expired in 2004, including legal and other transaction costs. The present value of estimated net future benefits to operations under the contract rights as of the resolution date is anticipated to exceed its costs.

  Other Income. Other income for the nine months ended September 30, 2001 increased by $2.2 million, to $3.0 million, over such income for the same period in 2000. This increase results primarily from gains recognized upon expiration in the current period of buyer rights under certain TMS condominium sales contracts whereby buyers could require Company repurchase within three years from date of purchase. Recognition of such gains was deferred until the buyer's right expired.

  Income Tax Provision. The Company's effective income tax rate for the nine months ended September 30, 2001 and 2000 was 39% and 40%, respectively.

  Income Before Cumulative Effect of Accounting Change. Income before accounting change for the nine months ended September 30, 2001 increased by $6.0 million, or 14.5%, to $47.0 million, over such income for the same period in 2000. This increase was due to the factors discussed above.

  Cumulative Effect of Accounting Change. Cumulative effect of accounting change for Club Membership Fees of $1.3 million for the nine months ended September 30, 2000 represents the cumulative effect, net of income taxes of $824,000, as of January 1, 2000, of the Company's change in revenue recognition policies for Speedway Club membership fees. Net revenues from membership fees previously were recognized as income when billed and associated expenses were incurred. Under the new method, net membership revenues are deferred when billed and amortized into income over ten years.

  Net Income. Net income for the nine months ended September 30, 2001 increased by $7.2 million, or 18.1%, to $47.0 million, over such income for the same period in 2000. This increase was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically met its working capital and capital expenditure requirements through a combination of cash flow from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the nine months of 2001 for improvements and expansion at its speedway facilities. Significant changes in the Company's financial condition and liquidity during the nine months ended September 30, 2001 resulted primarily from: (1) net cash generated by operations amounting to $72.2 million, (2) capital expenditures amounting to $38.4 million, and (3) reducing outstanding Convertible Subordinated Debentures by $10.8 million. At September 30, 2001, the Company had $90.0 million in outstanding borrowings under the $250.0 million Credit Facility.

  Management anticipates that cash from operations, and funds available through the Credit Facility, will be sufficient to meet the Company's operating needs through 2002, including planned capital expenditures at its speedway facilities. Based upon anticipated future growth and financing requirements, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire convertible subordinated debentures and other debt, and purchase its other securities, depending on liquidity, prevailing market conditions, as well as such factors as permissibility under the Credit Facility, the Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.

Capital Expenditures

  Significant growth in the Company's revenues depends, in large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

  In 2001, the Company continued major renovations at SPR, including its ongoing reconfiguration and modernization into a "stadium-style" road racing course, adding up to 25,000 new grandstand seats, 64,000 new hillside terrace seats, and 19 new luxury suites. Also, SPR plans to continue improving and expanding its on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. Completion of such renovation and expansion at SPR is presently scheduled for 2002. In 2001, the Company continued to further expand concessions, restroom and other fan amenities for the convenience, comfort and enjoyment of fans, and to continue improving and expanding its on-site roads and available parking to ease congestion and improve traffic flow at each of its speedways.

  The estimated aggregate cost of capital expenditures in each of 2001 and 2002 will approximate $55 million. Numerous factors, many of which are beyond the Company's control, may influence the ultimate costs and timing of various capital improvements at the Company's facilities, including undetected soil or land conditions, additional land acquisition costs, increases in the cost of construction materials and labor, unforeseen changes in the design, litigation, accidents or natural disasters affecting the construction site and national or regional economic changes. In addition, the actual cost could vary materially from the Company's estimates if the Company's assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost.

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

  In July 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" which requires, among other things, the purchase method of accounting for business combinations initiated after September 30, 2001, eliminates the pooling-of-interests method and clarifies the criteria for recording intangible assets separate from goodwill. The Company believes the adoption of SFAS No.141 will have no significant impact on its financial statements.

  In July 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued specifying, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead will be evaluated for possible impairment at least annually. Under SFAS No. 142, the Company will cease amortizing goodwill, including goodwill from past business combinations, identify appropriate reporting units for purposes of assessing any possible future impairment of goodwill, and assess goodwill for impairment under transitional rules. The Company is required to adopt SFAS No.142 on January 1, 2002 and has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations. Goodwill amortization expense amounted to $445,000 and $1.3 million in the three and nine months ended September 30, 2001.

  In October 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued specifying, among other things, the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Because the Company presently does not have asset retirement obligations, adoption is expected to have no significant impact on the Company's financial statements or disclosures.

  In October 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" was issued specifying, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No.144 on January 1, 2002 and has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Near-term Operating Trends

  There are many factors that affect the Company's growth potential, future operations and financial results. Fiscal 2001 is the Company's first year under the multi-year consolidated domestic television broadcast and ancillary rights agreements for NASCAR Winston Cup and Busch Grand National Series events. These new agreements are expected to provide the Company with future increases in contracted broadcasting and other ancillary revenues. Total combined revenues under the domestic broadcast and ancillary rights agreements could approximate up to $67 million in 2001, representing a $37 million increase over 2000. These new rights agreements have associated increases in purse and sanction fees.

  The recent national attacks of September 11, 2001 have raised a combination of unforeseen factors never before encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. These factors, in an already challenging economy, are affecting consumer and corporate spending sentiment. Economic conditions and competitive racing also can affect ticket and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, near-term ticket sales, particularly to corporate customers, and suite rentals, hospitality and other event revenues have been, and may continue to be, adversely impacted by circumstances arising from recent national tragedies and challenging economic conditions. Management decided not to increase many ticket and concession prices at least for 2001 to help foster fan support and mitigate any near term weakness.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Interest Rate Risk. The Company's financial instruments with market risk exposure consist only of bank revolving Credit Facility borrowings which are sensitive to changes in interest rates. The Company's Senior Subordinated Notes and Convertible Subordinated Debentures are fixed interest rate debt obligations. A change in interest rates of one percent on the Credit Facility balance outstanding at September 30, 2001 would cause a change in annual interest expense of approximately $900,000.

  Equity Price Risk. The Company has marketable equity securities, all classified as "available for sale." Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

  As of and during the three and nine months ended September 30, 2001, the Company repurchased Convertible Subordinated Debentures aggregating $4.3 million and $10.8 million in principal at substantially par, and entered into and settled an interest rate swap agreement. See Note 5 to the accompanying September 30, 2001 financial statements for additional information on the terms and conditions of the Company's debt obligations and swap agreement. There have been no other significant changes in the Company's interest rate risk or equity price risk as of and during the three and nine months ended September 30, 2001.

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

  To date, 33 separate lawsuits have been filed by individuals claiming injuries from the bridge failure on May 20, 2000, including 3 new lawsuits filed since the beginning of the third quarter of 2001. Generally, these lawsuits were filed against SMI, LMSC, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. Discovery has begun in many of the cases but will not be completed until June 2002. SMI intends to defend itself and denies the allegations of negligence as well as related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future. Management does not believe the outcome of these lawsuits or this incident will have a material adverse effect on the Company's financial position or future results of operations. The following additional plaintiffs filed claims in this matter since the beginning of the third quarter of 2001 on the dates indicated:
Edwin L. King and Patricia C. King, August 27, 2001; Scott A. Hansen and Pamela
C. Hansen, August 28, 2001; and William R. Coltrane, September 6, 2001.

  On January 31, 2001, the Federal Trade Commission (the "FTC") filed a complaint (the "FTC Complaint") against SMI and its subsidiary, Oil-Chem, in the United States District Court, Middle District of North Carolina. The FTC is seeking a judgment to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to redress alleged injury to consumers. SMI has filed an answer in this action and discovery has begun. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

  On March 8, 2001, Larry L. Johnson filed a class action compliant against SMI and Oil-Chem in the Superior Court of Gaston County, North Carolina. The plaintiff is seeking unspecified damages for violation of the North Carolina Unfair and Deceptive Trade Practices Act. The facts alleged to support this claim are substantially identical to those of the FTC Complaint. The class has not been certified, but discovery has begun. SMI intends to defend itself vigorously. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

  On February 8, 2000, a lawsuit, styled Robert L. "Larry" Carrier v. Speedway Motorsports, Inc. and Bristol Motor Speedway, Inc. was filed in the Chancery Court for Sullivan County, Tennessee. This suit alleges that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint is seeking $15 million in compensatory, and $60 million in punitive, damages as well as injunctive relief. On August 8, 2001, the trial court denied all motions for summary judgment previously filed by plaintiff and the defendant and the matter is being scheduled for trial. SMI believes that the allegations are without merit and is defending itself vigorously. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

  A major Championship Auto Racing Teams racing event originally scheduled at TMS on April 29, 2001 was not conducted as a result of a decision made by CART's sanctioning body. The Company offered refunds of paid tickets and certain other event revenues.

On May 3, 2001, the Company filed an action against CART in the United States District Court for the Eastern District of Texas, claiming, among other things, that CART was negligent and that it breached its contract. On October 12, 2001, this legal action was settled for approximately $5.0 million, representing recovery of the associated sanction fees, race purse, various expenses, revenues and other damages.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  None.

  (b) No reports were filed on Form 8-K during the fiscal quarter covered by this Form 10-Q.