Form 10-K405
period 2001-12-31
SPEEDWAY MOTORSPORTS INC
filed 2002-03-28
CIK 934648

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from      to
                        Commission file number 1-13582

                               -----------------

                          SPEEDWAY MOTORSPORTS, INC.
            (Exact Name of Registrant as Specified in its Charter)

                      Delaware                 51-0363307
                   (State or other            (IRS Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)


         5555 Concord Parkway South, Concord, North Carolina   28027
              (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code: (704) 455-3239

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                          Name of Each Exchange
                 Title of Each Class       on Which Registered
                 -------------------       -------------------
                $.01 Par Value Common
                         Stock           New York Stock Exchange

                               -----------------

       Securities registered pursuant to section 12(g) of the Act: NONE

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $319,243,531 based upon the closing sales price of the registrant's Common Stock on March 11, 2002 of $24.83 per share. At March 11, 2002, 41,881,270 shares of the registrant's Common Stock, $.01 par value per share, were outstanding.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2002 are incorporated by reference into Part III of this report.

================================================================================

                          FORM 10-K TABLE OF CONTENTS

                                    Part I

                                                                                      Page
                                                                                      ----
Item 1.    Business..................................................................    3
Item 2.    Properties................................................................   11
Item 3.    Legal Proceedings.........................................................   13
Item 4.    Submission of Matters to a Vote of Security Holders.......................   15

                                         Part II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.   16
Item 6.    Selected Financial Data...................................................   16
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................   18
Item 7a.   Quantitative and Qualitative Disclosures About Market Risk................   28
Item 8.    Financial Statements and Supplementary Data...............................   28
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.......................................   28

                                        Part III

Item 10.   Directors and Executive Officers of the Registrant........................   29
Item 11.   Executive Compensation....................................................   29
Item 12.   Security Ownership of Certain Beneficial Owners and Management............   29
Item 13.   Certain Relationships and Related Transactions............................   29

                                         Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........   30

Exhibit Index........................................................................   30
Signatures...........................................................................   32
Index to Financial Statements........................................................  F-1

   The following discussion and analysis should be read along with the Consolidated Financial Statements, including the Notes thereto, appearing later in this report. Statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance, and statements of our plans and objectives for future operations, including those contained in "Business", "Properties", "Legal Proceedings", and "Management's Discussion and Analysis of Financial Condition and Results of Operations", or relating to our future capital projects, hosting of races, broadcasting rights or sponsorships, are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "expects", "anticipates", "approximates", "believes", "estimates", "hopes", "intends", and "plans", and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statement. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the SEC as an exhibit to this report.

                                    Part I

Item 1.  Business

   Speedway Motorsports, Inc. (the "Company", "SMI", "we", "us", and "our"), owns and operates Atlanta Motor Speedway ("AMS"), Bristol Motor Speedway ("BMS"), Lowe's Motor Speedway at Charlotte (formerly known as Charlotte Motor Speedway) ("LMSC"), Las Vegas Motor Speedway ("LVMS"), Sears Point Raceway ("SPR"), and Texas Motor Speedway ("TMS"), and is a leading promoter, marketer and sponsor of motorsports activities in the United States. We also provide event food, beverage, and souvenir merchandising services through our Finish Line Events ("FLE") subsidiary, and manufacture and distribute smaller-scale, modified racing cars and parts through our 600 Racing subsidiary. We currently will sponsor 17 major annual racing events in 2002 sanctioned by the National Association for Stock Car Auto Racing, Inc. ("NASCAR"), including ten races associated with the Winston Cup stock car racing series ("Winston Cup") and seven races associated with the Busch Grand National ("Busch") series. We will also sponsor two Indy Racing League Series ("IRL") racing events, three NASCAR Craftsman Truck Series racing events, four major National Hot Rod Association ("NHRA") racing events, and six World of Outlaws ("WOO") racing events in 2002. SMI was incorporated in the State of Delaware in 1994.

  Recent Developments

   Long-Term Management Contract and Asset Sale in Fiscal 2002. In February 2002, several of our subsidiaries and Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the "Levy Group") consummated a long-term food and beverage management agreement and an asset purchase agreement. The Levy Group will have exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of our six speedways and other outside venues beginning February 2002. These services were previously provided by our Finish Line Events subsidiary. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to us over the contract period. The contract period is initially ten years with renewal options for an additional ten year period. The Levy Group also purchased certain food and beverage machinery and equipment of FLE for approximately $10,000,000 in cash, representing net book value as of December 31, 2001. See
Note 4 to the Consolidated Financial Statements for additional information on the transaction.

   Redemption of Convertible Subordinated Debentures. At December 31, 2001, we had $53.7 million of 5 3/4% convertible subordinated debentures due 2003 ("Convertible Subordinated Debentures") which are presently redeemable at our option at 101.64%, and under which 1,726,000 shares of common stock would be issuable upon conversion. We plan to redeem all such convertible debentures on April 19, 2002. We believe redemption is in our long-term interest and an appropriate use of available funds. Redemption would reduce future interest expense and eliminate the associated dilution effect on our earnings per share. The redemption is expected to be funded entirely from available cash and cash investments on hand. As such, our cash and cash investments and long-term debt would be reduced by approximately $53.7 million upon redemption, excluding redemption premium, accrued interest and transaction costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Near term Operating Factors" and Notes 5 and 6 to the Consolidated Financial Statements for additional information on this redemption, and related terms and conditions, including redemption and conversion features.

  General Overview

   We have one of the largest total permanent speedway seating capacities in the motorsports industry. We believe that long-term spectator demand for our largest events exceeds existing permanent seating capacity at each of our speedways. At December 31, 2001, our total permanent seating capacity was approximately 731,000 located at the following facilities:

                                                                                     Approx. Length   Luxury   Permanent
Speedway                                                                 Location    Acreage (miles) Suites(1) Seating(2)
--------                                                               ------------- ------- ------- --------- ----------
Atlanta Motor Speedway................................................ Hampton, GA      820    1.5      141     124,000
Bristol Motor Speedway................................................ Bristol, TN      650    0.5      106     146,000
Las Vegas Motor Speedway.............................................. Las Vegas, NV  1,000    1.5      102     114,000
Lowe's Motor Speedway at Charlotte (formerly Charlotte Motor Speedway) Concord, NC    1,140    1.5      120     171,000
Sears Point Raceway................................................... Sonoma, CA     1,600    2.5       11      19,000(3)
Texas Motor Speedway.................................................. Ft. Worth, TX  1,760    1.5      194     157,000
                                                                                                        ---     -------
                                                                                                        674     731,000
                                                                                                        ===     =======

--------
(1) Excluding dragway and dirt track suites.
(2) Excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(3) In 2001, SPR added more than 19,000 permanent seats. SPR currently has limited permanent seating capacity which is supplemented by temporary seating for approximately 17,000 spectators and other general admission seating arrangements along its 2.52 mile road course. See "Properties--Sears Point Raceway" for additional information on our ongoing multi-year expansion and modernization of SPR.

   We derive revenues principally from the following activities:

  . the sale of tickets to automobile races and other events held at our speedways;

  . the licensing of television, cable network and radio rights to broadcast such events;

  .  the sale of food, beverages and souvenirs during such events; and

  . the sale of sponsorships to companies that desire to advertise or sell their products or services at such events.

   In 2001, we derived approximately 76% of our total revenues from NASCAR-sanctioned events. We have experienced substantial growth in revenues and profitability as a result of the following factors:

  .  continued improvement, expansion and investments in our facilities;

  . our participation in the consolidated NASCAR television and ancillary rights agreements;

  .  consistent marketing and promotional efforts; and

  . the overall increase in popularity of Winston Cup, Busch, IRL, NHRA, WOO and other motorsports events in the United States.

   Television Broadcasting Rights. The domestic television broadcast rights for NASCAR Winston Cup and Busch Grand National Series events are now consolidated for us, NASCAR and others in the motorsports industry. Prior to 2001, we had negotiated directly with network and cable television companies for live coverage of our NASCAR-sanctioned races. Beginning with the 2001 racing season, NASCAR has negotiated industry-wide television media rights agreements for all Winston Cup and Busch Series racing events. These domestic television broadcast rights agreements are for six years with NBC Sports and Turner Sports, and eight years with FOX and FX cable networks. NASCAR has announced that industry-wide total net television broadcast revenues for the domestic rights will approximate $257 million in 2001, increasing to approximately $534 million in 2006. Annual increases range from approximately 15% to 21%, averaging 17% annually, over the agreement terms. In fiscal 2001, the first year of this multi-year contract, our television broadcast revenue was approximately $67.5 million.

   Ancillary Broadcasting Rights. In 2001, an ancillary rights package for NASCAR.com, the NASCAR Channel, international and satellite broadcasting, NASCAR images, SportsVision, FanScan, specialty pay-per-view telecasts, and other items was reached with us, NASCAR and others in the motorsports industry. NASCAR has announced industry-wide total ancillary rights fees, which began in 2001, are estimated to approximate $245 million over a 12-year period, excluding a profit participation aspect. Industry-wide total fees are estimated to approximate $6.0 million in 2001, increasing to approximately $38 million in 2006. Annual increases will average approximately 35% from 2001 to 2006.

   These revenue estimates are based on NASCAR Winston Cup and Busch Series races as scheduled for the 2002 racing season. Future changes in race schedules would impact these estimates. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, while television ratings for certain individual events may decline one year and increase the next for any number of reasons.

  Industry Overview

   Motorsports is currently the fastest growing spectator sport in the United States, with NASCAR the fastest growing industry segment. In 2001, NASCAR sanctioned 95 Winston Cup, Busch and Craftsman Truck Series races. Races are generally heavily promoted, with a number of supporting events surrounding the main event, for a total weekend experience.

   Television broadcast and ancillary rights values continue to rise significantly. Nielsen Media Research reported a 38% ratings increase and a 36% increase in households for the 2001 Winston Cup Series racing season. More significantly, the NASCAR television package continues to bring higher audience levels to motorsports in 2002. Published NASCAR Winston Cup and Busch television ratings indicate that so far the average ratings for the 2002 racing season have increased over 2001. Although early in the season, these increases in the second year of the new television broadcasting contract are positive indications that the popularity of NASCAR racing continues to grow and is appealing to an ever-widening demographic audience. We believe the consolidated NASCAR domestic television broadcast and ancillary rights packages are significantly increasing media intensity, while expanding sponsorship, merchandising and other marketing opportunities. We also believe that the ancillary rights package for internet, specialty pay-per-view, foreign distribution and other international television broadcasting media will intensify corporate and fan interest and create increased demand for NASCAR racing and related merchandising in foreign, internet and other untapped markets.

   In recent years, television coverage and corporate sponsorship have increased for NASCAR and other motorsports events. All NASCAR Winston Cup and Busch, IRL, and major NHRA events, as well as several WOO and other events sponsored by us are currently televised nationally. According to NASCAR, major national corporate sponsorship of NASCAR-sanctioned events (which currently includes over 70 Fortune 500 companies) also continues to increase significantly. Sponsors include such companies as Coca-Cola, Dodge, General Motors, DaimlerChrysler, NAPA, Save Mart, United Auto Workers, Food City, MBNA, Sharpie of Sanford North America Corporation, Samsung,

RadioShack, Coleman, Bank of the West, and RJR Nabisco. The challenging economy, particularly in 2001, affected consumer and corporate spending sentiment. Current economic conditions have created difficulties for some race team owners in obtaining desired levels of sponsorship and other promotional support. However, we believe long-term ticket demand, including corporate marketing and promotional spending, should increase as the inevitable improvement in the economy occurs. Those factors, along with the continuing increases in media intensity and the attractiveness of the advertising demographics surrounding motorsports, are expected to drive increases in the long-term value of sponsorship and other marketing rights.

   Although somewhat common in other major sports venues, our facility naming rights agreement with Lowe's Home Improvement Warehouse was the first in the motorsports industry. This ten year agreement, as well as other sponsorships like our three year comprehensive marketing agreement with Nationwide Insurance focusing on safety and customer assistance, illustrates the increasingly broad spectrum of major national corporate sponsorship interest. It also illustrates the long-term confidence and marketing value being placed in first-class facilities in premium markets. In 2001, Dodge reentered NASCAR racing. This country's "big-three" automakers began competing against each other again for the first time since 1985, bringing many Chrysler loyalists back to motorsports. In addition, corporate sponsorships from industries somewhat new to NASCAR, and motorsports in general, are another strong indicator of the increasing marketing appeal to widening demographics. For example, companies such as MBNA, RadioShack, Sharpie of Sanford North America Corporation, Coleman, Bank of the West, as well as others have recently become major sponsors of ours.

   The dramatic increase in corporate interest in the sport has been driven by the attractive advertising demographics of stock car and other motorsports racing fans. A recent Street & Smith's Business Journal survey shows NASCAR continues to lead in sponsor satisfaction in the eyes of national sports sponsors. In addition, brand loyalty (as measured by fan usage of sponsors' products) is the highest of any nationally televised sport according to a study published by Performance Research in 2001. Speedway operations generate high operating margins and are protected by high barriers to competitive entry, including capital requirements for new speedway construction, marketing, promotional and operational expertise, and license agreements with NASCAR and other sanctioning bodies. Industry competitors are actively pursuing internal growth and industry consolidation due to the following factors:

  .  popular and accessible drivers;

  .  strong fan brand loyalty;

  .  a widening demographic reach;

  .  increasing appeal to corporate sponsors; and

  .  rising broadcast revenues.

Operating Strategy

   Our operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at modern facilities, which serve to enhance customer loyalty. We market our scheduled events throughout the year both regionally and nationally via television, radio and newspaper advertising, facility tours, satellite links for media outlets, direct mail campaigns, pre-race promotional activities and other innovative marketing activities. The key components of this strategy are as follows:

   Commitment to Quality and Customer Satisfaction. Since the 1970's, we have embarked upon a series of capital improvements including:

  . the construction and expansion of additional premium permanent grandstand seating;

  .  new luxury suites;

  .  first-class trackside dining and entertainment facilities; and

  .  condominium complexes overlooking three of our speedways.

   In 1992, LMSC became the first and only superspeedway in North America to offer nighttime racing, and now all of our speedways, except SPR, offer it. We continue to improve and construct new food concessions, restrooms and other fan amenities at our speedways to increase spectator comfort and enjoyment. For example, BMS and LMSC have unique mezzanine level concourses with convenient souvenir, concessions and restroom facilities, and permanent seating featuring new stadium-style terrace sections to increase spectator convenience and accessibility. BMS, LMSC, LVMS and TMS also have premium stadium-style seating featuring outstanding views, convenient elevator access and popular food courts. In 2001, we widened certain front-stretch concourses at LMSC to improve spectator convenience and accessibility. We continue to reconfigure traffic patterns, provide additional entrances, and expand on-site roads and available parking at our speedways to ease spectator congestion and improve traffic flow. These improvements complement our significant upgrade and modernization of SPR's facilities featuring expanded seating, suites, fan amenities and pedestrian infrastructure. Both LVMS and TMS were designed to maximize spectator comfort and enjoyment, and we continue to make improvements as we acquire further operating experience with these new facilities.

   Innovative Marketing and Event Promotion. We believe that it is important to market our scheduled events throughout the year, both regionally and nationally. In addition to innovative television, radio, newspaper, trade publication and other promotions, we market our events and services by offering the following:

  .  tours of our facilities;

  .  providing satellite links for media outlets;

  . marketing on emerging internet sites with motorsports news and entertainment;

  .  conducting direct mail campaigns; and

  . staging pre-race promotional activities such as live music, skydivers and daredevil stunts.

   Our marketing program also includes soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event include luxury suite rentals, block ticket sales and company-catered hospitality, as well as souvenir race program and track signage advertising. Our innovative marketing is exemplified by progressive programs such as offering Preferred Seat Licenses at TMS and obtaining a ten-year facility naming rights agreement with Lowe's Home Improvement Warehouse--both industry firsts. We also believe the recently announced long-term agreement with the Levy Group offers corporate and other clientele first-class food, beverage and catering services, and will facilitate the marketing of luxury suites and hospitality functions at each of our speedways.

   SMI owns The Speedway Club at LMSC and The Texas Motor Speedway Club, both featuring exclusive dining and entertainment facilities and executive offices adjoining the main grandstands and overlooking the super speedways. These VIP clubs contain first-class restaurant-entertainment clubs, offering top quality catering and corporate meeting facilities, and TMS includes a health-fitness membership club. Open year-round, these two VIP clubs are focal points of our ongoing efforts to improve amenities, attract corporate and other clientele, and provide enhanced facility comfort for the benefit of our spectators.

   SMI has constructed 46 trackside condominiums at AMS and 76 condominiums at TMS, of which 44 and 70, respectively, have been sold as of December 31, 2001. We have also built and sold 52 trackside condominiums at LMSC in the 1980's and early 1990's. Many are used by team owners and drivers, which is believed to enhance their commercial appeal.

   Utilization of Media. We are currently strategically positioned with speedways in six of the premier markets in the United States, including three of the top ten television markets. We believe owning first-class facilities in premium markets offers long-term, highly-attractive media markets that should benefit from the accelerating growth of the motorsports industry. We intend to increase the exposure of our current Winston Cup, Busch, IRL, NHRA and WOO events. We also intend to increase television coverage of other speedway events, increase broadcast and sponsorship revenues and schedule additional racing and other events at each of our speedway facilities.

   As discussed above, expanded network and cable television coverage of our NASCAR-sanctioned races are now part of the motorsports industry's consolidated domestic television and ancillary broadcast rights agreements. We believe the increased media attention focused on motorsports will result in expanding sponsorship, merchandising and other marketing opportunities. We also believe the ancillary rights package, including the NASCAR Channel, NASCAR.com, and international, satellite and other emerging media outlets, will offer new and innovative marketing opportunities. The expanding media exposure is expected to appeal to a broadening demographic base, including younger and foreign racing enthusiasts, thereby intensifying corporate and fan interest and creating increased demand for NASCAR racing and related merchandising in foreign, internet and other new markets.

   We also broadcast substantially all of our NASCAR Winston Cup and Busch Series racing events, as well as other events, at each of our speedways over our proprietary radio Performance Racing Network ("PRN"). PRN is syndicated nationwide to more than 500 stations. Along with the broadcasting of our racing events, PRN sponsors four weekly racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, a national radio show syndicated to more than 250 affiliates nationwide. Its combination with PRN provides us with access to more than 11 million listeners nationwide plus over 750 radio stations throughout North America--offering sponsors a very powerful and expansive promotional network. We plan to carry additional events over PRN and Racing Country USA in 2002.

   We also seek to increase the visibility of our racing events and facilities through local and regional media interaction. For example, each January we sponsor a four-day media tour at LMSC to promote the upcoming Winston Cup season. In 2002, this event featured Winston Cup drivers and attracted media personnel representing television networks and stations from throughout the United States. TMS also stages a similar media tour each year before the racing season begins featuring Winston Cup drivers and is attended by numerous media personnel from throughout the United States.

  Growth Strategy

   We believe that we can achieve our growth objectives by increasing attendance and broadcasting, sponsorship and other revenues at existing facilities, and by expanding our promotional and marketing expertise to take advantage of opportunities in attractive existing and new markets. We intend to continue implementing this growth strategy through the following means:

   Expansion and Improvement of Existing Facilities. We believe that long-term spectator demand for our largest events exceeds existing permanent seating capacity. We plan to continue modernizing and making other significant improvements at our speedways in 2002, as further described in "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Expenditures." We completed major renovations at AMS in 1997, including reconfiguration into a state-of-the-art 1.54-mile, lighted, quad-oval superspeedway, adding approximately 22,000 permanent seats, including 58 new suites, and changing the start-finish line location. AMS installed lighting for its inaugural IRL night race in 1998, and now all of our speedways, except SPR, offer nighttime racing. In 1998, BMS continued its expansion by adding approximately 19,000 permanent seats, including 42 new luxury suites, and LMSC added approximately 12,000 permanent seats, including 12 new luxury suites. SPR was partially reconfigured in 1998 into a stadium-style road course featuring "The Chute" which provides spectators improved sight lines and expanded viewing areas for increased spectator comfort and enjoyment. In 1999, BMS completed the reconstruction and expansion of its dragstrip into a state-of-the-art dragway, "Thunder Valley", with permanent grandstand seating, luxury suites, and extensive fan amenities.

   In 2000, we added approximately 12,000 permanent seats at BMS, 14,000 at LMSC, and 7,000 at LVMS, as well as completed construction of 4/10-mile, modern, lighted, dirt track facilities at LMSC and TMS. Also in 2000, LVMS completed reconstruction and expansion of one of its dragstrips into a state-of-the-art dragway, "The Strip at Las Vegas", featuring permanent grandstand seating, luxury suites, and extensive fan amenities. We continue to expand and modernize SPR into a "stadium-style" road racing course, adding up to 11,000 new grandstand seats, 16,000 new hillside terrace seats, and 16 new luxury suites. As in recent years, we continue to improve and expand concessions, restroom and other fan amenities at each of our speedways. Also, we have purchased adjoining land at several of our speedways to provide additional entranceways and expand our parking areas, as well as reconfigured traffic patterns and expanded on-site roads to improve traffic flow and ease congestion caused by the increases in attendance, all consistent with our commitment to quality and customer satisfaction. We believe that the expansion and improvements will generate additional admissions and event related revenues. In 2002, after planning to add up to 27,000 new seats at SPR, our total permanent speedway seating capacity would exceed 758,000.

   Maximization of Media Exposure and Enhancement of Broadcast and Sponsorship Revenues. NASCAR-sanctioned stock car racing has experienced significant growth in television viewership and spectator attendance during the past several years. This growth has allowed us to expand our television coverage to include more races and to participate in negotiating more favorable broadcast rights fees with television networks, as well as to negotiate more favorable contract terms with sponsors. We believe that spectator interest in stock car racing will continue to grow, thereby increasing broadcast media and sponsor interest in the sport. We intend to increase media exposure of our current NASCAR, IRL and NHRA events, to add television coverage to other speedway events and to further increase broadcast and sponsorship revenues. For instance, with over 30 million people visiting Las Vegas annually, we believe LVMS has the potential to significantly increase our industry's broadcasting and sponsorship revenues.

   We are currently strategically positioned with speedways in six of the premier markets in the United States, including three of the top ten television markets. The LVMS acquisition was a major strategic transaction for us. Also, the acquisition of SPR marked our entry into Northern California media markets, which currently has the fifth largest television market in the United States. These acquisitions achieve a critical mass west of the Mississippi River that enhances our overall operations, as well as broadcast and sponsorship opportunities. We intend to capitalize on these top market entertainment venues to further grow our company, the sport of NASCAR and other racing series.

   Published NASCAR Winston Cup and Busch Grand National television ratings indicate that so far the average ratings for the 2002 racing season have increased over 2001. These increases, although early in the season, are positive indicators of NASCAR's continuing growth in popularity and appeal to an ever-widening demographic audience. In addition, our first facility naming rights agreement with Lowe's Motor Speedway contains gross fees aggregating approximately $35,000,000 over our ten year term. We believe these positive developments bode well for our future naming rights possibilities and other innovative marketing opportunities.

   Further Development of Finish Line Events, 600 Racing Legends Car and Performance Racing Network Businesses. FLE provides event food, beverage, and souvenir merchandising services, as well as hospitality, catering and other ancillary support services, to all of our facilities and other outside sports-related venues. As discussed above, we believe the long-term Levy Group agreement will enable us to provide better products and expanded services to our customers, enhancing their overall entertainment experience, while allowing us to achieve substantial operating efficiencies. In addition, the long-term alliance is expected to facilitate the marketing of luxury suites, hospitality and other high-end venues to corporate and other clientele desiring premium-quality menu choices and service.

   Introduced in 1992, SMI developed the Legends Circuit for which we manufacture and sell cars and parts used in Legends Circuit racing events and are the official sanctioning body. Legends Cars are 5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on "short" tracks of 3/8-mile or less. In late 1997, as an extension of the Legends Car concept, 600 Racing released a new "Bandolero" line of smaller, lower-priced, entry level stock cars, which appeals to younger racing enthusiasts. Then in late 2000, SMI released a new faster "Thunder Roadster" stock car modeled after older-style roadsters that competed in past Indianapolis 500's in the early 1960's.

   We believe that the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $13,000. With retail prices of less than $7,000 for the Bandolero and $17,000 for the Thunder Roadster, we believe these cars are affordable by a new and expanding group of racing enthusiasts who otherwise could not race on an organized circuit. The Legends Car, the Bandolero, and the Thunder Roadster (hereafter referred to collectively as "Legends Cars") are not designed for general road use. Cars and parts are currently marketed and sold through approximately 50 distributors doing business throughout the United States, Canada, and Europe. Legends Car revenues from this business have grown from $5.7 million in 1994 to $7.3 million in 2001.

   Legends Circuit races continue to be the fastest growing short track racing division in motorsports. More than 1,300 sanctioned races were held nationwide in 2001, and 600 Racing is the third largest short track sanctioning body in terms of membership behind NASCAR and IMCA. Currently, sanctioned Legends Car races are conducted at all of our speedways except BMS. We plan to continue broadening the Legends Car Circuit, increasing the number of sanctioned races and tracks at which Legends Car races are held.

   We broadcast substantially all of our NASCAR Winston Cup and Busch Grand National Series racing events over our proprietary radio Performance Racing Network. PRN also sponsors four weekly racing-oriented programs throughout the NASCAR season, which along with event broadcasts, are nationally syndicated to more than 500 stations. We also own Racing Country USA, a national radio show syndicated to more than 250 affiliates nationwide. Founded in 1990, and acquired by us in 2000, Racing Country USA is a two-hour radio show featuring country music hits and NASCAR-related programming. This combined programming with PRN provides us access to more than 11 million listeners nationwide, plus over 750 radio stations throughout North America. It also allows us to further promote our events and facilities on a weekly basis and offers sponsors a very powerful and expansive promotional network. We plan to carry other events over PRN and Racing Country USA in 2002.

   Increased Daily Usage of Existing Facilities. We constantly seek revenue-producing uses for our speedway facilities on days not committed to racing events. Such other uses include car and truck shows, supercross motorcycle racing, auto fairs, driving schools, vehicle testing, settings for television commercials, concerts, holiday season festivities, print advertisements and motion pictures. We host a summer Legends Car series at several of our speedways. Also, we are currently hosting three annual NHRA Nationals events, other NHRA and bracket racing events, as well as various auto shows throughout the year at the newly modernized BMS and LVMS dragways.

   In 2000, LMSC and TMS completed construction of 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as World of Outlaws Series, as well as American Motorcycle Association ("AMA") and other racing events are held annually. The Pennzoil World of Outlaws Sprint Car Series is the fifth most popular motorsports series in the United States. Other examples of increased usage include AMS's hosting of Harley Davidson's 100th Anniversary Celebration in 2002, LVMS's hosting of a major country music concert in 2001, and TMS's spring Autofest featuring Pate Swap Meets. TMS currently promotes one of the largest number of major motorsports racing series in the world. We are attempting to schedule music concerts at certain other facilities. In addition, our larger road courses at AMS, LMSC, LVMS and TMS are increasingly being rented for various activities such as series racing, driving schools and vehicle testing. Non-race-day track rental revenues amounted to $10,527,000 in 2001, $10,034,000 in 2000, and $7,802,000 in 1999.

   Along with such increased daily usage of our facilities, we hosted three IRL and two American LeMans racing events company-wide in 2001. With more than twelve different track configurations at LVMS, including a 2.5-mile road course, 1/4-mile dragstrip, 1/8-mile dragstrip, 1/2-mile clay oval, 3/8-mile paved oval and several other race courses, we plan to capitalize on LVMS's top market entertainment value to further grow the speedway and other racing series, and to promote new expanded venues.

   Acquisition and Development of Additional Motorsports Facilities. We also consider growth by acquisition and development of motorsports facilities as appropriate opportunities arise. We acquired Bristol Motor Speedway in January 1996, Sears Point Raceway in November 1996, and Las Vegas Motor Speedway in December 1998. In 1997, we completed construction of Texas Motor Speedway. We continuously seek to locate, acquire, develop and operate venues which we feel are underdeveloped or underutilized and to capitalize on markets where the pricing of sponsorships and television rights are considerably more lucrative.

  Operations

   Our operations consist principally of motorsports racing and related events. We also conduct various other activities that generally are ancillary to our core business of racing as further described in "Other Operating Revenue" below.

  Racing and Related Events

   NASCAR-sanctioned races are held annually at each of our speedways. The following are summaries of racing events scheduled in 2002 at each speedway. We constantly pursue the scheduling of additional motorsports racing and other events.

   AMS. In March 2002, AMS conducted the MBNA America 500 Winston Cup race and an ARCA race. AMS is scheduled to hold an additional Winston Cup race and a Busch Grand National race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

 Date                                Event                    Circuit
 ----                                -----                    -------
 March 10                  "MBNA America 500"        Winston Cup
 October 26                "Aaron's 312"             Busch Grand National
 October 27                "NAPA 500"                Winston Cup

   In 2002, AMS is also scheduled to hold other races and events.

   BMS. In March 2002, BMS conducted the Food City 500 Winston Cup race and the Channellock 250 Busch Grand National race. BMS is scheduled to hold an additional Winston Cup race and Busch Grand National race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

 Date                                Event                    Circuit
 ----                                -----                    -------
 March 23                  "Channellock 250"         Busch Grand National
 March 24                  "Food City 500"           Winston Cup
 August 23                 "Food City 250"           Busch Grand National
 August 24                 "Sharpie 500"             Winston Cup

   In 2002, BMS is also scheduled to hold one NHRA Nationals event, as well as several other races and events.

   LMSC. In 2002, LMSC is scheduled to hold three Winston Cup races and two Busch Grand National races, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date                                Event                     Circuit
----                                -----                     -------
May 18                    "The Winston"             Winston Cup (all-star race)
May 25                    "CARQUEST Auto Parts 300" Busch Grand National
May 26                    "Coca-Cola 600"           Winston Cup
October 12                "Little Trees 300"        Busch Grand National
October 13                "UAW-GM Quality 500"      Winston Cup

   In 2002, LMSC is also scheduled to hold two ARCA races, two WOO events, one AMA event, as well as several other races and events.

   LVMS. In March 2002, LVMS conducted the UAW-DaimlerChrylser 400 Winston Cup race and the Sam's Town 300 Busch Grand National race, as well as other races and events. Its NASCAR-sanctioned racing schedule is as follows:

 Date                                Event                    Circuit
 ----                                -----                    -------
 March 2                   "Sam's Town 300"          Busch Grand National
 March 3                   "UAW-DaimlerChrysler 400" Winston Cup

   In 2002, LVMS is also scheduled to hold one NASCAR Craftsman Truck Series race, two NHRA Nationals events, two WOO events, two NASCAR Winston West events, as well as several other races and events.

   SPR. In 2002, SPR is scheduled to hold one Winston Cup race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

 Date                                Event                    Circuit
 ----                                -----                    -------
 June 23                   "Dodge /Save Mart 350"    Winston Cup

   In 2002, SPR is also scheduled to hold one NHRA Nationals event, one NASCAR Winston Southwest Series event, one American LeMans event, and various AMA, Sports Car Club of America and other racing events.

   TMS. In 2002, TMS is scheduled to hold one Winston Cup race and one Busch Grand National race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

 Date                                Event                     Circuit
 ----                                -----                     -------
 April 6                   "O'Reilly 300"             Busch Grand National
 April 7                   "Samsung / RadioShack 500" Winston Cup

   In 2002, TMS is also scheduled to hold two NASCAR Craftsman Truck Series races, two IRL events, two WOO events, as well as several other races and events.

   The following table shows selected revenues for the three years ended December 31, 2001:

                                           2001     2000     1999
                                         -------- -------- --------
                                               (in thousands)
             Admissions................. $136,362 $142,160 $132,694
             NASCAR broadcasting revenue   67,488   29,297   25,363
             Sponsorship revenue........   33,317   33,977   29,202
             Other event related revenue  100,715  100,360   93,751
             Other operating revenue....   38,796   48,503   36,483
                                         -------- -------- --------
                    Total............... $376,678 $354,297 $317,493
                                         ======== ======== ========

   Admissions. Grandstand ticket prices at our NASCAR-sanctioned events in 2001 range from $10.00 to $135.00. In general, we establish ticket prices based on spectator demand and cost of living increases.

   NASCAR Broadcasting Revenue. We have negotiated contracts with NASCAR for domestic television station and network broadcast coverage of all of our NASCAR-sanctioned events. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. NASCAR broadcasting revenue accounted for 18% of total revenues in 2001.

   Sponsorship Revenue. Our revenue from corporate sponsorships is paid in accordance with negotiated contracts. The identities of sponsors and the terms of sponsorship change from time to time. We currently have sponsorship contracts with such major manufacturing and consumer products companies as Coca-Cola, DaimlerChrysler, Dodge, General Motors, Miller Brewing Company, Anheuser-Busch, RJR Nabisco, NAPA, Save Mart, Food City, MBNA, Samsung, RadioShack, Chevrolet and Ford. Some contracts allow sponsors to name a particular racing event, as in the "Coca-Cola 600", "UAW-DaimlerChrylser 400", and the "UAW-GM Quality 500." Other considerations range from "Official Car" or "Official Truck" designations at our speedways including Ford, Chevrolet, Dodge, and Pontiac, to exclusive advertising and promotional rights in sponsor product categories such as Anheuser-Busch and Miller. Also, our ten-year facility naming rights agreement renamed Charlotte Motor Speedway as Lowe's Motor Speedway at Charlotte. None of our event sponsors accounted for as much as 5% of total revenues in 2001.

   Other Event Related Revenue. We derive revenue from the sale of food, beverages, and souvenirs during racing and non-racing events, speedway giftshop sales of souvenirs throughout the year, and from fees paid for speedway catering "hospitality" receptions and private parties. Food, beverages, and souvenir merchandise is sold primarily in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities, and in luxury suites, giftshops, club-style seating and food-court areas located within the speedway facilities, to individual, group, corporate and other customers.

   We derive other revenue from luxury suite and track rentals, from parking and other event and speedway related revenue. As of December 31, 2001, our speedways had a total of approximately 674 luxury suites available for leasing to corporate sponsors or others at current 2001 annual rates generally ranging from $22,000 to $100,000. LMSC has also constructed 40 open-air boxes, each containing 32 seats, which are currently available for renting by corporate sponsors or others at annual rates of up to $38,000. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of race cars and racing products, settings for commercials and motion pictures, and other outdoor events.

   We broadcast substantially all of our NASCAR Winston Cup and Busch Series races over our proprietary Performance Racing Network, which also sponsors four weekly racing-oriented programs throughout the NASCAR season. We derive revenue from the sale of commercial time on PRN, which is syndicated nationwide to more than 750 stations. We have negotiated contracts with NASCAR for ancillary broadcasts associated with NASCAR.com, the NASCAR Channel, international, satellite and other media. None of our other event related contracts accounted for as much as 5% of total revenues in 2001.

   Other Operating Revenue. We derive other operating revenue from The Speedway Club at LMSC and The Texas Motor Speedway Club, dining and entertainment facilities located at the respective speedways, which serve individual, group, corporate and other clientele. We also derive other operating revenue from Legends Car operations, from Motorsports By Mail, LLC ("MBM"), a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel, from Oil-Chem Research Corp. ("Oil-Chem"), which produces an environmentally-friendly metal-energizer, from SoldUSA, Inc., an internet auction and e-commerce company, and from Wild Man Industries ("WMI"), a screen printing and embroidery manufacturer and distributor of wholesale and retail apparel. MBM is a wholly-owned subsidiary of FLE, Oil-Chem and SoldUSA are substantially wholly-owned subsidiaries of SMI, and WMI is a division of FLE.

  Competition

   We are the leading motorsports promoter in the local and regional markets served by our six speedways, and compete regionally and nationally with other speedway owners to sponsor events, especially NASCAR, IRL, CART, NHRA and WOO sanctioned events. We also compete for spectator interest with all forms of professional and amateur spring, summer and fall sports, and with a wide range of other available entertainment and recreational activities, conducted in and near Atlanta, Bristol, Charlotte, Las Vegas, Fort Worth, and Sonoma.

  Employees

   As of December 31, 2001, we had approximately 753 full-time employees and 180 part-time employees. We hire temporary employees to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees. After closing of the Levy Group transaction in February 2002, we had approximately 642 full-time employees and 101 part-time employees.

  Environmental Matters

   Solid waste landfilling has occurred on and around LMSC's property for many years. Landfilling of general categories of municipal solid waste on the LMSC property ceased in 1992. However, there is one landfill at LMSC currently being permitted to receive inert debris and waste from land clearing activities ("LCID" landfill), and one LCID landfill that was closed in 1999. Two other LCID landfills on the LMSC property were closed in 1994. LMSC intends to allow similar LCID landfills to be operated on the LMSC property in the future. Prior to 1999, LMSC leased a portion of our property to Allied Waste Industries, Inc. ("Allied") for use as a construction and demolition debris landfill (a "C&D" landfill), which can receive solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but cannot receive inert debris, land-clearing debris or yard debris. In addition, Allied owns and operates an active solid waste landfill adjacent to LMSC. We believe that the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property.

   Portions of the inactive solid waste landfill areas on the LMSC property are subject to a groundwater monitoring program and data are submitted to the North Carolina Department of Environment and Natural Resources ("DENR"). DENR has noted that data from certain groundwater sampling events have indicated levels of certain regulated compounds that exceed acceptable trigger levels and organic compounds that exceed regulatory groundwater standards. DENR has not required any remedial action by us at this time with respect to this situation. In the future, DENR could possibly require us to take certain actions with respect to this situation that could result in us incurring material costs.

   We believe that our operations, including the landfills on our property, are in substantial compliance with all applicable federal, state and local environmental laws and regulations. Nonetheless, if damage to persons or property or contamination of the environment is determined to have been caused by the conduct of our business or by pollutants, substances, contaminants or wastes used, generated or disposed of by us, or which may be found on our property, we may be held liable for such damage and may be required to pay the cost of investigation or remediation, or both, of such contamination or damage caused thereby. The amount of such liability, as to which we are self-insured, could be material. Changes in federal, state or local laws, regulations or requirements, or the discovery of previously unknown conditions, could require additional expenditures.

  Patents and Trademarks

   We have federally registered trademark and service mark rights in "Speedway Motorsports", "Atlanta Motor Speedway", "Bristol Motor Speedway", "Charlotte Motor Speedway", "Las Vegas Motor Speedway", "Sear Point Raceway", "Finish Line Events", and "zMAX". We also have federally registered trademark and service mark rights concerning "AutoFair", "Lug Nut", and "The Speedway Club" and our corporate logos. Federal trademark and service mark registrations are pending with respect to "600 Racing Thunder Roadster", "Bandolero", "Legends Cars", "Texas Motor Speedway", "Wild Man Industries", and "Motorsports By Mail", among others. We also have six patents and five patents pending related to our Legends Car and Bandolero Car design and technology, respectively. Our policy is to protect our intellectual property rights zealously, including litigation, to protect their proprietary value in sales and market recognition.

Item 2.  Properties

   Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway follows:

   Atlanta Motor Speedway. AMS is located on 820 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. Built in 1960, and owned by us since 1990, today AMS is a modern, attractive facility. In 1996, we completed 17 new suites at AMS, reconfigured AMS's main entrances and expanded on-site roads to ease congestion caused by the increases in attendance. In 1997, we completed major renovations at AMS, including its reconfiguration into a "state-of-the-art" 1.54-mile, lighted, asphalt, quad-oval superspeedway, the addition of 22,000 permanent seats, including 58 luxury suites, and changing the start-finish line location. Lighting was installed for its inaugural IRL night race in August 1998. Other significant improvements include new scoreboards, new garage areas, and new infield media and press box centers. At December 31, 2001, AMS had permanent seating capacity of approximately 124,000, including 141 luxury suites. AMS has constructed 46 condominiums overlooking the Atlanta speedway and is marketing the two remaining unsold condominiums. Similar to 2001, AMS plans to continue improving and expanding its on-site roads and available parking, and reconfiguring traffic patterns and entrances in 2002 to ease congestion and improve traffic flow.

   Bristol Motor Speedway. We acquired BMS in January 1996. BMS is located on approximately 650 acres in Bristol, Tennessee and is a one-half mile, lighted, 36-degree banked concrete oval. BMS also owns and operates a one-quarter mile modern, lighted dragway. BMS is the most popular facility on the Winston Cup circuit among race fans due to its 36 degree banked turns and lighted nighttime races. We believe that spectator demand for our Winston Cup events at BMS exceeds existing permanent seating capacity. In 1996, BMS added 6,000 permanent grandstand seats and relocated various souvenir, concessions and restroom facilities to the mezzanine level to increase spectator convenience and accessibility. In 1997, BMS added 39,000 permanent grandstand seats and constructed 55 new suites for a net increase of 31. In 1998, BMS added 19,000 permanent grandstand seats, including 42 new luxury suites, again featuring a new stadium-style terrace section and mezzanine level facilities for enhanced spectator convenience and accessibility. In 1999, BMS completed reconstruction and expansion of its dragstrip into a state-of-the-art dragway, "Thunder Valley" featuring permanent grandstand seating, luxury suites, and extensive fan amenities. In 2000, BMS added 12,000 stadium-style seats, featuring outstanding views, convenient elevator access and popular food courts. At December 31, 2001, BMS had permanent seating capacity of approximately 146,000, including 106 luxury suites. In 2002, BMS plans to continue improving and expanding fan amenities, and make other site improvements.

   Lowe's Motor Speedway (formerly known as Charlotte Motor Speedway). LMSC is located on approximately 1,140 acres in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. LMSC was among the first superspeedways built and today is a modern, attractive facility. The principal track is a 1.5-mile banked asphalt quad-oval facility, and was the first superspeedway in North America lighted for nighttime racing. LMSC also has several lighted "short" tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), as well as a 2.25-mile asphalt road course. We have consistently improved and increased spectator seating arrangements at LMSC, and it is now the second largest capacity sports facility in the United States. In 1997, LMSC added a state-of-the-art 25,000 seat grandstand, featuring a unique mezzanine level concourse and 26 new suites. In 1998, LMSC added 12,000 permanent seats, including 12 new luxury suites, again featuring a new stadium-style terrace section and mezzanine level facilities for enhanced spectator convenience and accessibility. In 1999, LMSC added 10,000 permanent seats, and further expanded parking areas to accommodate the increases in attendance and to ease congestion. In 2000, LMSC added 14,000 stadium-style terrace seats, featuring outstanding views, convenient elevator access and popular food courts. In 2000, LMSC also completed construction of a 4/10-mile, modern, lighted, dirt track facility. In 2001, LMSC widened certain front-stretch concourses and entranceways to improve spectator convenience and accessibility, and made other site improvements. At December 31, 2001, LMSC had permanent seating capacity of approximately 171,000, including 120 luxury suites. In 2002, LMSC plans to continue improving and expanding concessions, restroom and other fan amenities, expand available parking to ease congestion and improve traffic flow, and make other site improvements.

   Las Vegas Motor Speedway. We acquired LVMS in December 1998. LVMS, located on approximately 1,000 acres in Las Vegas, Nevada, is a 1.5-mile, lighted, asphalt, quad-oval superspeedway, and includes several other on-site paved and dirt race tracks. The other race tracks include a 1/4-mile dragstrip, 1/8-mile dragstrip, 2.5-mile road course, 1/2-mile clay oval, 3/8-mile paved oval, motocross and other off-road race courses. LVMS hosted its first major NASCAR Winston Cup race in March 1998. In 1999 and 2000, LVMS expanded concessions, restroom and other fan amenities and added 7,000 permanent seats. In 2000, LVMS also completed reconstruction and expansion of one of its dragstrips into a state-of-the-art dragway, "The Strip at Las Vegas", with permanent grandstand seating, luxury suites, and extensive fan amenities. In 2001, LVMS further expanded its restroom facilities, renovated its 3/8-mile paved racetrack, "The Bullring", and made other facility improvements. LVMS has significant club-style seating with convenient access to restaurant quality food and beverage service. The superspeedway's configuration readily allows for significant future expansion. At December 31, 2001, LVMS had permanent seating capacity of approximately 114,000, including 102 luxury suites. In 2002, LVMS plans to continue improving and expanding fan amenities and make other site improvements.

   Sears Point Raceway. We acquired SPR in November 1996. SPR, located on approximately 1,600 acres in Sonoma, California, consists of a 2.52-mile, twelve-turn road course, a one-quarter mile dragway, and a 157,000 square foot industrial park. SPR currently has permanent seating capacity of approximately 19,000, including 11 suites, and provides temporary seating and suites and other general admission seating arrangements along its 2.52-mile road course. In 1997, SPR made various parking, road improvements and grading changes to improve spectator sight lines, and to increase and improve seating and facilities for spectator and media amenities. In 1998, SPR acquired adjoining land to provide an additional entrance and expanded spectator parking areas to accommodate the increases in attendance and to ease congestion. In 1998, SPR also was partially reconfigured into a 1.9-mile stadium-style road course featuring "The Chute" providing spectators with improved sight lines and expanded viewing areas. The Chute provides multiple configurations within SPR's overall 2.52-mile road course. In 2001, SPR added approximately 19,000 new permanent seats. In 2002, we plan to continue major renovations at SPR, including its ongoing reconfiguration and modernization into a "stadium-style" road racing course, adding up to 11,000 new grandstand seats, 16,000 new hillside terrace seats, and 16 new luxury suites. In addition, SPR plans to continue improving and expanding its on-site roads system and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. Other enhancements will include underground pedestrian tunnels, a new world-class karting center, permanent garages for race teams, an expanded industrial park, an enlarged pit road and improved sight lines. Modernization and reconstruction of SPR's dragway also continues featuring permanent seating, luxury suites, and extensive fan amenities. Substantial completion of the SPR renovations is presently scheduled for 2002 and into 2003.

   Texas Motor Speedway. TMS, located on approximately 1,760 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway, with an on-site 2.5 mile road course. TMS has constructed 76 condominiums overlooking turn two of the speedway and is marketing six remaining unsold condominiums. TMS also has an executive office tower adjoining the main grandstand and overlooking the speedway which houses The Texas Motor Speedway Club. TMS, one of the largest sports facilities in the United States in terms of permanent seating capacity, hosted its first major NASCAR Winston Cup race in April 1997. TMS was designed to maximize spectator comfort and enjoyment, and further design improvements continue as we acquire operating experience with the facility. The TMS facilities are subject to a lease transaction with the Fort Worth Sports Authority as of December 31, 2001. See Note 2 to the Consolidated Financial Statements for information on the terms and conditions of the lease transaction. In 1999, TMS added 4,000 permanent seats, expanded its parking areas and improved traffic control dramatically reducing travel congestion. In 2000, TMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. In 2001, TMS converted approximately 50 suites to speedway club-style seating areas to help meet demand for premium seating and services at its largest events. At December 31, 2001, TMS had permanent seating capacity of approximately 157,000, including 194 luxury suites. Similar to 2001, TMS plans to continue expanding and increasing surrounding interstate access roads and interchanges, improving and expanding its on-site roads and available parking, and reconfiguring traffic patterns and entrances in 2002 to ease congestion and improve traffic flow.

Item 3.  Legal Proceedings

   On May 1, 1999, during the running of an Indy Racing League Series racing event at LMSC, an on-track accident occurred that caused race debris to enter the spectator seating area. On February 13, 2001, the parents of Haley A. McGee filed a personal injury action related to this accident against SMI, LMSC and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of the minor, Haley A. McGee, as well as the medical expenses incurred and wages lost by her parents. On April 23, 2001, we filed our answer in this action. We intend to defend ourselves and to deny the allegations of negligence as well as related claims for punitive damages. We do not believe the outcome of this lawsuit will have a material adverse effect on our financial position or future results of operations.

   On February 8, 2000, a lawsuit by Robert L. "Larry" Carrier against SMI and BMS was filed in the Chancery Court for Sullivan County, Tennessee. This suit alleges that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint seeks $15 million in compensatory and $60 million in punitive damages as well as injunctive relief. On August 8, 2001, the trial court denied all motions for summary judgment previously filed by plaintiff and the defendant and is scheduling the matter for trial. We believe that the allegations are without merit and will vigorously contest this matter. We do not believe the outcome of this lawsuit will have a material adverse effect on our financial position or future results of operations.

   On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMSC, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure resulted from excessive interior corrosion resulting from improperly manufactured bridge components. Tindall Corporation designed, manufactured and constructed the portion of the pedestrian bridge that failed. Tindall contends that a product that Tindall purchased from Anti-Hydro International, Inc. and that Tindall incorporated into the bridge caused the corrosion.

   To date, individuals claiming injuries from the bridge failure on May 20, 2000, have filed 34 separate lawsuits including one new lawsuit filed since the beginning of the fourth quarter of 2001. Generally, the plaintiffs filed these negligence and wrongful death lawsuits against SMI, LMSC, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages.

   The following plaintiffs have filed claims in this matter since the beginning of 2001 on the dates indicated:

Date Filed LMSC Bridge Collapse Plaintiffs                    Date Filed LMSC Bridge Collapse Plaintiffs
---------- -------------------------------                    ---------- -------------------------------
 5/31/00   Kenneth Michael Brown, Sandra D. Melton, Robert     4/23/01   Billy Ashburn, Teresa Ashburn and Shea Ashburn, a minor
           Morris Melton, Jr., Robert Christopher Melton,                appearing by and through his Guardian Ad Litem, Eric C.
           Cammie L. Yarborough, Charles Lynn Yarborough,                Morgan; Jack Medlin and Anne Medlin; Deborah Lynn
           Cammie Yarborough as parent and natural guardian              Ketner and Steve Ketner; John Nicola, Jr., Ellen Nicola
           of Alexandria V. Yarborough                                   and John Nicola, Sr.; Susan Ann Anderson
 8/24/00   Thomas A. Joyner, Jr. and Cathy B. Joyner           5/1/01    Kandi Tipton
 10/12/00  Bryan Heath Baker, Susan D. Baker, John A.          5/2/01    Michael Kevin Neal and Torene Rumfelt Neal
           Hepler, III, Tammy L. Hepler, Curtis D. Hepler
           and Patricia B. Hepler
 11/13/00  Richard F. Brenner and Eileen M. Brenner; William   5/14/01   Jack T. Blevins, Sr., Tina Louise Blevins and Bridget
           A. Malesich; Alexander Watson; Matthew T. Watson;             Repsher
           David G. Yetter and Ruth M. Yetter
 12/4/00   Hugh E. Merchant and Dallas B. Merchant             5/30/01   Jeff Hill and Jodi Hill
 12/18/00  Henry Stevenson Crawford and Carolyn E. Crawford;   6/21/01   Cindy Taylor, Arthur M. Taylor and Brody Patrick Wright
           Michael L. Propes and Susan Propes                            (a minor)
 12/27/00  James H. Merchant, Melissa K. Merchant, James       7/23/01   Hurley Long and Pauline Long
           Shelby Merchant and Melissa K. Merchant as parent
           and Guardian Ad Litem for Logan A. Merchant, minor
 2/16/01   Terrell Kearse, Deborah Kearse, Michael Kearse      8/27/01   Edwin L. King and Patricia C. King
           and Pam Kearse
 2/23/01   John Emery; Tracy Foster                            8/28/01   Scott A. Hansen and Pamela C. Hansen
 3/21/01   Steven Gregory Southern; Susie O'Parrish            9/6/01    William R. Coltrane
 3/29/01   Terry L. Dennie; Tammy L. Potter-Dennie             12/17/01  Mark Craven and Tim Roegge

   Discovery is proceeding in all of the cases but will not be completed until June 2002. All of the state court lawsuits were consolidated before one judge and are pending in Mecklenburg County. The federal lawsuits are progressing under the same discovery plan that the parties are following in the consolidated state court lawsuit. We are vigorously defending ourselves and deny the allegations of negligence as well as the related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future. We do not believe the outcome of these lawsuits or this incident will have a material adverse effect on our financial position or future results of operations.

   On May 24, 2000, a Petition for Writ of Mandate, Declaratory Relief and Injunctive Relief was filed in the Superior Court of California, Sonoma County by Yellow Flag Alliance, Tony Lilly and Nancy Lilly against Sonoma County and Sonoma County Board of Supervisors. This action challenges the Sonoma County Board of Supervisors' authorization of a SPR renovation project. In particular, the petitioners claim that the County board failed to follow California statutes requiring environmental assessments of the SPR project on issues such as noise, traffic, visual impairments, land use and zoning. Although neither SMI nor SPR is named in the action, an adverse outcome could impact our ability to expand the SPR facility as planned. We believe that the Petition has no basis and will defend ourselves vigorously. We do not believe the outcome of this incident will have a material adverse effect on our financial position or future results of operations.

   On August 23, 2000, a shareholder derivative complaint was filed against SMI and our directors in the Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. "Humpy" Wheeler, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack L. Kemp and Speedway Motorsports, Inc., alleges that in February 2000, SMI sold the Las Vegas Industrial Park--R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, our Chief Executive Officer, Chairman and majority stockholder, at less than these properties' fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. Plaintiffs are seeking unspecified damages, our establishment of a system of internal controls and procedures, rescission of the transaction with Mr. Smith or, alternatively, unspecified rescissory damages from Mr. Smith, and plaintiff's costs and attorney fees. On September 13, 2000, a second complaint by Kathy Mayo was filed in the same court raising the same allegations and seeking the same relief as the Crandon complaint. We filed answers denying the allegations of both complaints. The Delaware court then consolidated the two cases. We believe that the consolidated complaints have no basis and will defend the action vigorously. The Delaware Court has since dismissed the Mayo complaint. Discovery in the Crandon matter is ongoing. We do not believe the outcome of this lawsuit will have a material adverse effect on our financial position or future results of operations.

   On January 31, 2001, the Federal Trade Commission filed a complaint against SMI and our subsidiary, Oil-Chem, in the United States District Court, Middle District of North Carolina. The FTC is seeking a judgment to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to redress alleged injury to consumers. We filed our answer and have begun discovery in this action. We do not believe the outcome of this lawsuit will have a material adverse effect on our financial position or future results of operations.

   On March 8, 2001, Larry L. Johnson filed a class action compliant against SMI and Oil-Chem in the Superior Court of Gaston County, North Carolina. The plaintiff is seeking unspecified damages for violation of the North Carolina Unfair and Deceptive Trade Practices Act. The facts alleged to support this claim are substantially identical to those of the complaint filed by the FTC. The court has not certified the class, but the parties have begun discovery. We intend to defend ourselves vigorously. We do not believe the outcome of this lawsuit will have a material adverse effect on our financial position or future results of operations.

   On April 18, 2001, Cracker Barrel Old Country Store, Inc. filed a complaint against AMS, SMI, NASCAR and Fox Entertainment Group, Inc. in the Chancery Court for Wilson County, Tennessee. The action was removed by the Defendants to the United States District Court for the Middle District of Tennessee. Cracker Barrel alleges that AMS breached its sponsorship contract for the March 11, 2001 Cracker Barrel 500 Winston Cup event at AMS, and alleges that SMI tortiously interfered with this contract. Cracker Barrel contends that as a result of the sponsorship contract, it was entitled to receive certain exposure from the national broadcast of the race. AMS and SMI deny the allegations. Cracker Barrel seeks unspecified compensatory, punitive and treble damages, as well as costs and attorneys fees. We have filed an answer in this matter and the parties have begun discovery. We do not believe the outcome of this lawsuit will have a material adverse effect on our financial position or future results of operations.

   On February 13, 2002, Francis Ferko, as a shareholder of SMI, filed a lawsuit in the United States Federal Court for the Eastern District of Texas against NASCAR and International Speedway Corporation ("ISC") alleging, among other things, that NASCAR and ISC unlawfully refused to award SMI a NASCAR Winston Cup Series race date at TMS. The plaintiff demands judgment against defendants NASCAR and ISC for a Winston Cup race date at TMS, monetary damages and other relief. We were named as a necessary party to the lawsuit, since the lawsuit is being brought on behalf of the shareholder. We have taken no position on this matter.

   A major Championship Auto Racing Teams ("CART") racing event originally scheduled at TMS on April 29, 2001 was not conducted as a result of a decision made by CART's sanctioning body. We offered refunds of paid tickets and certain other event revenues to our customers. On May 3, 2001, we filed an action against CART in the United States District Court for the Eastern District of Texas, claiming, among other things, that CART was negligent and that it breached its contract. On October 12, 2001, this legal action was settled for approximately $5.0 million, representing our recovery of the associated sanction fees, race purse, various expenses, lost revenues and other damages.

   LMSC's property includes areas used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMSC property ceased in 1992, but LMSC currently allows certain property to be used for land clearing and inert debris landfilling ("LCID") and for construction and demolition debris landfilling ("C&D"). We believe that our operations, including the landfills on our property, comply with all applicable federal, state and local environmental laws and regulations. We are not aware of any situation related to landfill operations which would adversely affect our financial position or future results of operations.

   Our company is a party to other litigation incidental to our business. We do not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on our financial condition or future results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

   During the fourth quarter of 2001, no matters were submitted to a vote of our security holders.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

   SMI's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "TRK." As of March 11, 2002, 41,881,270 shares of common stock were outstanding and held by approximately 3,020 record holders.

   We intend to retain future earnings to provide funds for the operation and expansion of our business. As a holding company, SMI will depend on dividends and other payments from each of our speedways and our other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and working capital requirements. We do not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of dividends on the common stock will depend upon SMI's results of operations, financial condition and capital expenditure plans, as well as such other factors as our Board of Directors, in its sole discretion, may consider relevant. Furthermore, our long-term, secured, senior revolving credit facility under a Credit Agreement dated May 28, 1999 (the "Credit Facility") and the instruments governing our 81/2% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes") include covenants which preclude the payment of dividends. See Note 5 to the Consolidated Financial Statements for further information concerning the Credit Facility and the Senior Subordinated Notes.

   The following table sets forth the high and low closing sales prices for SMI's common stock, as reported by the NYSE Composite Tape for each calendar quarter during the periods indicated.

                              2001       High     Low
                              ----       ----     ---
                         First Quarter. $26.440 $22.210
                         Second Quarter  29.900  21.000
                         Third Quarter.  26.580  19.050
                         Fourth Quarter  26.230  18.850

                              2000       High     Low
                              ----       ----     ---
                         First Quarter. $35.000 $23.750
                         Second Quarter  24.438  19.875
                         Third Quarter.  26.250  20.813
                         Fourth Quarter  24.375  16.875

Item 6.  Selected Financial Data

   The following selected financial data for the five years ended December 31, 2001 have been derived from audited financial statements. The financial statements for each of the three years ended December 31, 2001 were audited by Deloitte & Touche LLP, and these financial statements and independent auditors' report are contained elsewhere in this report. All of the data set forth below are qualified by this reference to, and should be read in conjunction with, SMI's Consolidated Financial Statements (including the Notes thereto), and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                                                                           Year Ended December 31:
                                                                             --------------------------------------------------
                                                                                2001       2000      1999      1998      1997
                                                                             ----------  --------  --------  --------  --------
                                                                                    (in thousands, except per share data)
Income Statement Data (1)
Revenues:
  Admissions................................................................ $  136,362  $142,160  $132,694  $107,601  $ 94,032
  Event related revenue.....................................................    134,032   134,337   122,953    87,684    67,464
  NASCAR broadcasting revenue...............................................     67,488    29,297    25,363    17,775    15,713
  Other operating revenue...................................................     38,796    48,503    36,483    16,736    14,917
                                                                             ----------  --------  --------  --------  --------
   Total revenues...........................................................    376,678   354,297   317,493   229,796   192,126
                                                                             ----------  --------  --------  --------  --------
Expenses and Other:
  Direct expense of events..................................................     77,322    79,048    74,802    57,126    43,321
  NASCAR purse and sanction fees............................................     54,479    38,181    35,848    25,920    22,026
  Other direct operating expense............................................     36,292    44,432    32,241    10,975     9,181
  General and administrative................................................     60,313    53,794    47,375    34,279    31,623
  Depreciation and amortization.............................................     33,182    31,192    28,536    21,701    15,742
  Interest expense, net.....................................................     24,382    26,973    27,686    12,228     5,313
  Cancelled CART race settlement, net (2)...................................     (1,361)       --        --        --        --
  Concession contract rights resolution (3).................................         --     3,185        --        --        --
  Acquisition loan cost amortization (4)....................................         --        --     3,398       752        --
  Other income, net.........................................................     (2,864)   (1,740)     (959)   (3,202)     (991)
  Preoperating expense of new facility (5)..................................         --        --        --        --     1,850
                                                                             ----------  --------  --------  --------  --------
   Total Expenses and Other.................................................    281,745   275,065   248,927   159,779   128,065
                                                                             ----------  --------  --------  --------  --------
Income before income taxes and cumulative effect of accounting change.......     94,933    79,232    68,566    70,017    64,061
Provision for income taxes..................................................     37,341    31,100    27,123    27,646    25,883
                                                                             ----------  --------  --------  --------  --------
Income before cumulative effect of accounting change........................     57,592    48,132    41,443    42,371    38,178
Cumulative effect of accounting change for club membership fees (6).........         --    (1,257)       --        --        --
                                                                             ----------  --------  --------  --------  --------
Net income.................................................................. $   57,592  $ 46,875  $ 41,443  $ 42,371  $ 38,178
                                                                             ==========  ========  ========  ========  ========
Basic Earnings Per Share:
  Before cumulative effect of accounting change............................. $     1.38  $   1.16  $   1.00  $   1.02  $   0.92
                                                                             ==========            ========  ========  ========
  Accounting change for club membership fees (6)............................                (0.03)
                                                                                         --------
  Basic earnings per share.................................................. $     1.38  $   1.13  $   1.00  $   1.02  $   0.92
                                                                             ==========  ========  ========  ========  ========
  Weighted average shares outstanding.......................................     41,753    41,663    41,569    41,482    41,338
                                                                             ==========  ========  ========  ========  ========
Diluted Earnings Per Share:
  Before cumulative effect of accounting change............................. $     1.34  $   1.13  $   0.97  $   1.00  $   0.89
                                                                             ==========            ========  ========  ========
  Accounting change for club membership fees (6)............................                (0.03)
                                                                                         --------
  Diluted earnings per share................................................ $     1.34  $   1.10  $   0.97  $   1.00  $   0.89
                                                                             ==========  ========  ========  ========  ========
  Weighted average shares outstanding.......................................     44,367    44,715    44,960    44,611    44,491
                                                                             ==========  ========  ========  ========  ========
Pro forma Amounts Assuming Retroactive Application Of Accounting Change (6):
  Net income................................................................ $   57,592  $ 48,132  $ 40,601  $ 42,294  $ 38,104
  Basic earnings per share.................................................. $     1.38  $   1.16  $   0.98  $   1.02  $   0.92
  Diluted earnings per share................................................ $     1.34  $   1.13  $   0.95  $   1.00  $   0.89
Balance Sheet Data (1)
Goodwill and other intangible assets........................................ $   56,742  $ 59,105  $ 58,987  $ 56,903  $ 51,300
Total assets................................................................  1,063,578   991,957   995,982   904,877   597,168
Long-term debt, including current maturities:
  Revolving credit facility and other (7)...................................     91,064    91,000   130,975   254,714     1,433
  Senior subordinated notes ................................................    252,367   252,788   253,208   124,708   124,674
  Convertible subordinated debentures.......................................     53,694    66,000    74,000    74,000    74,000
  Capital lease obligations.................................................        188       309       377       502    19,433
Stockholders' equity........................................................ $  438,889  $379,341  $331,708  $287,120  $244,114

--------
(1) These data for 1998 include LVMS acquired in December 1998.
(2) A Championship Auto Racing Teams racing event originally scheduled at TMS in April 2001 was not conducted as a result of a decision made by CART's sanctioning body. In October 2001, our legal action against CART claiming negligence and breach of contract was settled for approximately $5.0 million, representing our recovery of associated sanction fees, race purse, various expenses, lost revenues and other damages. The CART settlement is reflected net of associated race event costs of approximately $3.6 million. See Note 2 to the Consolidated Financial Statements.
(3) Concession contract rights resolution represents costs to reacquire the contract rights to provide event food, beverage and souvenir merchandising services at SPR from a previous provider whose original contract term was to expire in 2004, including legal and other transaction costs. We anticipate the present value of estimated net future benefits under the contract rights as of the resolution date exceeded its costs. See Note 2 to the Consolidated Financial Statements.
(4) Acquisition loan cost amortization results from financing costs incurred in amending our Credit Facility and Acquisition Loan to fund the December 1998 acquisition of LVMS. Associated deferred financing costs of $4,050,000 were amortized over the Acquisition Loan term which matured May 1999. See Notes 2 and 5 to the Consolidated Financial Statements.
(5) Preoperating expenses consist of non-recurring and non-event related costs to develop, organize and open TMS, which hosted its first racing event in April 1997.
(6) We changed our revenue recognition policies for Speedway Club membership fees in the fourth quarter of 2000. Net revenues from membership fees previously were recognized as income when billed and associated expenses were incurred. Under the change, net membership revenues are deferred when billed and amortized into income over ten years. The cumulative effect of the accounting change as of January 1, 2000 reduced fiscal year 2000 net income by $1,257,000 after income taxes, and basic and diluted earnings per share by $0.03. The pro forma amounts reflected above have been adjusted for the effect of retroactive application of the accounting change on net membership fee revenues, and related income taxes, had the new method been in effect for the periods presented. See Note 2 to the Consolidated Financial Statements.
(7) Other debt includes principally notes payable outstanding for the acquisition of SoldUSA of $1,100,000, $1,000,000 and $941,000 at December 31, 2001, 2000 and 1999, respectively, and for road construction of $647,000 and $983,000 at December 31, 1998 and 1997, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of the results of operations and financial condition as of December 31, 2001 should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) appearing elsewhere in this report.

  Overview

   We derive revenues principally from the following:

  . the sale of tickets to automobile races and other events held at our speedway facilities;

  . the licensing of television, cable network and radio rights to broadcast such events;

  .  the sale of food, beverage and souvenirs during such events;

  . the sale of sponsorships, promotions and hospitality to companies that desire to advertise, sell or promote their products or services at such events; and

  .  the rental of luxury suites during such events and other track facilities.

   We derive additional revenue from the operations of The Speedway Clubs at LMSC and TMS, 600 Racing, MBM, Oil-Chem, Racing Country USA, SoldUSA and WMI. See "Business--Other Operating Revenue" and Note 1 to the Consolidated Financial Statements for descriptions of these businesses.

   We classify our revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. "Admissions" includes ticket sales for all of our events. "Event related revenue" includes amounts received from food, beverage and souvenir sales, sponsorship fees, promotional and hospitality revenues, luxury suite rentals, broadcasting rights other than NASCAR broadcasting revenue, track rentals, and other event and speedway related revenue. "NASCAR broadcasting revenue" includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. "Other operating revenue" includes Speedway Clubs' restaurant, catering and membership income, Legends Car and parts sales, and industrial park rentals, and MBM, Oil-Chem, SoldUSA, WMI and certain FLE revenues. Our revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, and luxury suite and track rentals produce higher margins than food, beverage and souvenir sales, as well as sales of Legends Cars, MBM, Oil-Chem, WMI or other operating revenues.

   We classify our expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. "Direct expense of events" principally includes cost of food, beverage and souvenir sales, non-NASCAR race purses and sanctioning fees, compensation of certain employees, advertising and outside event support services. "NASCAR purse and sanction fees" includes payments to NASCAR for associated events held at our speedways. "Other direct operating expense" includes the cost of Speedway Clubs' operations and Legends Car sales, industrial park rental, MBM, Oil-Chem, SoldUSA and WMI revenues.

   We sponsor and promote outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Although we sell a substantial number of tickets well in advance of our larger events, poor weather conditions can have a negative effect on our results of operations.

   Significant growth in our revenues will depend on consistent investment in facilities. We have several capital projects underway at each of our speedways.

   We do not believe that our financial performance has been materially affected by inflation. We have been able to mitigate the effects of inflation by increasing prices.

  Results of Operations

   In 2001, we derived a substantial portion of our total revenues from admissions and event related revenue attributable to 17 major NASCAR-sanctioned racing events, three IRL racing events, three NASCAR Craftsman Truck Series racing events, four major NHRA racing events, five WOO racing events, and two UDTRA Pro Dirt Car Series ("UDTRA") racing events in 2001. In 2000, we derived a substantial portion of our total revenues from admissions and event related revenue attributable to 17 major NASCAR-sanctioned racing events, four IRL racing events, two NASCAR Craftsman Truck Series racing events, three major NHRA racing events, seven WOO racing events, and three Hav-A-Tampa Dirt Late Model Series ("HAT") racing events. In 1999, we derived a substantial portion of our total revenues from admissions and event related revenue attributable to 17 major NASCAR-sanctioned racing events, five IRL racing events, four NASCAR Craftsman Truck Series racing events, two major NHRA racing events, and two WOO racing events.

   The table below shows the relationship of income and expense items relative to total revenue for the three years ended December 31, 2001:

                                                    Percentage of Total Revenue
                                                    For Year Ended December 31:
                                                    --------------------------
                                                      2001       2000    1999
                                                     -----       -----   -----
   Revenues:
      Admissions...................................  36.2%       40.1%   41.8%
      Event related revenue........................  35.6        37.9    38.7
      NASCAR broadcasting revenue..................  17.9         8.3     8.0
      Other operating revenue......................  10.3        13.7    11.5
                                                     -----       -----   -----
      Total revenues............................... 100.0%      100.0%  100.0%
                                                     -----       -----   -----
   Expenses and Other:
      Direct expense of events.....................  20.5        22.3    23.6
      NASCAR purse and sanction fees...............  14.5        10.8    11.3
      Other direct operating expense...............   9.6        12.5    10.1
      General and administrative...................  16.0        15.2    14.9
      Depreciation and amortization................   8.8         8.8     9.0
      Interest expense, net........................   6.5         7.6     8.7
      Other income (expense), net..................  (1.1)        0.4     0.8
                                                     -----       -----   -----
      Total Expenses and Other.....................  74.8        77.6    78.4
                                                     -----       -----   -----
   Income before income taxes and accounting change  25.2        22.4    21.6
   Income tax provision............................  (9.9)       (8.8)   (8.5)
                                                     -----       -----   -----
   Income before accounting change.................  15.3        13.6    13.1
   Accounting change for club membership fees......    --        (0.4)     --
                                                     -----       -----   -----
   Net income......................................  15.3%       13.2%   13.1%
                                                     =====       =====   =====

  Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

   Total Revenues for 2001 increased by $22.4 million, or 6.3%, to $376.7 million, over such revenues for 2000. This improvement was due primarily to an increase in NASCAR broadcasting revenue.

   Admissions for 2001 decreased by $5.8 million, or 4.1%, from such revenue for 2000. This decrease was due primarily to lower attendance at NASCAR-sanctioned racing events held at LMSC, LVMS and TMS, an IRL racing event held at TMS, and WOO and UDTRA racing events held at BMS. The overall decrease was partially offset by increased admissions at NASCAR-sanctioned racing events held at BMS and SPR. In 2001, admissions were negatively impacted by a convergence of factors including challenging economic conditions, public concerns over additional incidents similar to September 11, 2001 and air travel, and an early substantial lead in and winning of the Winston Cup Series points race. Admissions from corporate customers were negatively impacted more than individual customers.

   Event Related Revenue for 2001 decreased by $305,000 from such revenue for 2000. The decrease was due to lower corporate suite rental, hospitality and other event related revenues, and decreased concession sales associated with lower attendance in 2001. The decrease was also due to an IRL racing event hosted at LVMS in 2000 which was not held in 2001. In 2001, the challenging economic conditions, public concerns over additional incidents and air travel, and an early substantial lead in and winning of the Winston Cup Series points race, negatively impacted attendance with resulting effects on event related revenues. Similar to admission revenues, event related revenues from corporate customers were negatively impacted more than individual customers.

   NASCAR Broadcasting Revenue for 2001 increased by $38.2 million, or 130.4%, over such revenue for 2000. This increase was due to increases in broadcast rights fees for NASCAR-sanctioned racing events held in 2001.

   Other Operating Revenue for 2001 decreased by $9.7 million, or 20.0%, from such revenue for 2000. This decrease was due primarily to decreased Oil-Chem revenues associated with reduced advertising while FTC litigation with Oil-Chem continues, and to decreased Legends Car, MBM, and certain FLE outside venue revenues. The overall decrease was partially offset by an increase in WMI revenues.

   Direct Expense of Events for 2001 decreased by $1.7 million, or 2.2%, from such expense for 2000. The decrease was due to decreased operating costs associated with lower attendance, including related decreases in concession sales. The overall decrease was partially offset by the restructured IRL racing event at AMS whereby net event results were included in event related revenue in 2000, and higher advertising and other promotional costs for events held in 2001 as compared to 2000. As a percentage of admissions and event related revenues combined, direct expense of events was 28.6% in 2001 and 2000.

   NASCAR Purse and Sanction Fees for 2001 increased by $16.3 million, or 42.7%, over such expense for 2000. This increase was due primarily to higher race purses and sanctioning fees for NASCAR-sanctioned racing events.

   Other Direct Operating Expense for 2001 decreased by $8.1 million, or 18.3%, from such expense for 2000. This decrease was due primarily to reduced advertising while FTC litigation with Oil-Chem continues, and to decreased operating and advertising costs associated with reduced Oil-Chem, Legends Car, MBM and certain FLE outside venue revenues. The overall decrease was partially offset by an increase in costs associated with the growth in WMI revenues.

   General and Administrative Expense for 2001 increased by $6.5 million, or 12.1%, over such expense for 2000. This increase was attributable to increases in operating costs associated with the growth and expansion at our speedways and operations, and to legal costs associated with the FTC litigation with Oil-Chem and other legal matters. As a percentage of total revenues, general and administrative expense was 16.0% in 2001 and 15.2% in 2000.

   Depreciation and Amortization Expense for 2001 increased by $2.0 million, or 6.4%, over such expense for 2000. This increase results primarily from additions to property and equipment at our speedways.

   Interest Expense, Net for 2001 was $24.4 million compared to $27.0 million for 2000. This decrease was due primarily to lower interest rates on the revolving Credit Facility, a reduction in our outstanding Convertible Subordinated Debentures, and to higher interest income earned on larger cash investments in 2001. The overall decrease was offset by lower capitalized interest in 2001.

   Cancelled CART Race Settlement, Net of $1.4 million for 2001 represents settlement of our legal action against CART for approximately $5.0 million, representing recovery of associated sanction fees, race purse, and various expenses, lost revenues and other damages, net of associated race event costs of approximately $3.6 million. A CART racing event originally scheduled at TMS in April 2001 was not conducted as a result of a decision made by CART's sanctioning body. See Note 2 to the Consolidated Financial Statements for additional information.

   Concession Contract Rights Resolution of $3.2 million for 2000 represents costs to reacquire the contract rights to provide event food, beverage and souvenir merchandising services at SPR from a previous provider whose original contract term expired in 2004, including legal and other transaction costs. We anticipate the present value of estimated net future benefits under the contract rights as of the resolution date exceeded its costs. See Note 2 to the Consolidated Financial Statements for additional information.

   Other Income for 2001 increased by $1.1 million, to $2.9 million, over such income for 2000. This increase results primarily from gains recognized upon expiration in 2001 of buyer rights under certain TMS condominium sales contracts whereby buyers could require our repurchase within three years from date of purchase. Recognition of such gains was deferred until the buyer's right expired. The increase was also due to larger gains on TMS condominium sales in 2001. The overall increase was partially offset by lower gains from sales of marketable equity securities and other investments, from loss recognition for decreased fair value of certain marketable equity securities, and from gains on repurchases of convertible debentures in 2000.

   Income Tax Provision. Our effective income tax rate was 39.3% for both 2001 and 2000.

   Income Before Cumulative Effect of Accounting Change for 2001 increased by $9.5 million, or 19.7%, to $57.6 million, over such income for 2000. This increase was due to the factors discussed above.

   Cumulative Effect of Accounting Change for Club Membership Fees of $1.3 million for 2000 represents the cumulative effect, net of income taxes of $824,000, as of January 1, 2000, of our change in revenue recognition policies for Speedway Club membership fees. Net revenues from membership fees previously were recognized as income when billed and associated expenses were incurred. Under the new method, net membership revenues are deferred when billed and amortized into income over ten years.

   Net Income for 2001 increased by $10.7 million, or 22.9%, to $57.6 million, over such income for 2000. This increase was due to the factors discussed above.

  Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

   Total Revenues for 2000 increased by $36.8 million, or 11.6%, to $354.3 million, over such revenues for 1999. This improvement was due to increases in all revenue items.

   Admissions for 2000 increased by $9.5 million, or 7.1%, over such revenue for 1999. This increase was due to growth in NASCAR-sanctioned racing events, and to hosting inaugural WOO and HAT racing events at BMS, LMSC, and TMS, in 2000. The growth in admissions at NASCAR-sanctioned racing events reflects the increased attendance and additions to seating capacity, and to a lesser extent, increases in ticket prices. In 2000, admissions were negatively impacted by a convergence of uncontrollable factors including poor weather at several major racing events and an early substantial lead in and winning of the Winston Cup Series points race.

   Event Related Revenue for 2000 increased by $11.4 million, or 9.3%, over such revenue for 1999. The increase reflects hosting a new NHRA-sanctioned Nationals racing event at LVMS, and new WOO and HAT racing events at BMS, LMSC, and TMS, and the growth in attendance, including related increases in concessions and souvenir sales. In 2000, poor weather at several major racing events, and an early substantial lead in and winning of the Winston Cup Series points race, negatively impacted attendance with related effects on event related revenues.

   NASCAR Broadcasting Revenue for 2000 increased by $3.9 million, or 15.5%, over such revenue for 1999. This increase was due to increases in broadcast rights fees for NASCAR-sanctioned racing events held in 2000.

   Other Operating Revenue for 2000 increased by $12.0 million, or 32.9%, over such revenue for 1999. This increase was due primarily to growth in revenues of Oil-Chem associated with the commencement of media and other promotional campaigns. The increase was also attributable to revenues derived from apparel and other merchandise sold through outside venues, including MBM acquired in July 1999, from the LMSC Speedway Club and the TMS Speedway Club which opened in March 1999. The overall increase was partially offset by decreased Legends Car sales and revenues derived from the Las Vegas Industrial Park which was sold in January 2000.

   Direct Expense of Events for 2000 increased by $4.2 million, or 5.7%, over such expense for 1999. The increase reflects hosting a new NHRA racing event at LVMS, and hosting new WOO and HAT racing events at BMS, LMSC, and TMS, and the increased operating costs associated with the growth in attendance, including related increases in concessions and souvenir sales. The overall increases were partially offset by the restructured IRL racing event at AMS whereby net event results are included in event related revenue. As a percentage of admissions and event related revenues combined, direct expense of events was 28.6% in 2000 and 29.3% in 1999.

   NASCAR Purse and Sanction Fees for 2000 increased by $2.3 million, or 6.5%, over such expense for 1999. This increase was due primarily to higher race purses and sanctioning fees for NASCAR-sanctioned racing events.

   Other Direct Operating Expense for 2000 increased by $12.2 million, or 37.8%, over such expense for 1999. This increase was due primarily to expenses associated with commencement of Oil-Chem's media and other promotional campaigns. The increase includes expenses associated with other operating revenues derived from apparel and other merchandise sold through outside venues including MBM, and with the increase in Oil-Chem and Speedway Club' revenues. The overall increase was partially offset by decreased Legends Car sales.

   General and Administrative for 2000 increased by $6.4 million, or 13.5%, over such expense for 1999. The increase was attributable to increases in operating costs associated with the growth and expansion at our speedways. The increase also reflects the operating costs associated with The Texas Motor Speedway Club which opened in March 1999 and MBM which was acquired in July 1999. As a percentage of total revenues, general and administrative expense was 15.2% in 2000 and 14.9% in 1999.

   Depreciation and Amortization Expense for 2000 increased by $2.7 million, or 9.3%, over such expense for 1999. This increase was primarily due to additions to property and equipment at our speedways. The overall increase was offset by depreciation in 1999 on LVMS property associated with the Industrial Park sold in January 2000.

   Interest Expense, Net for 2000 was $27.0 million compared to $27.7 million for 1999. This decrease was due primarily to higher interest income earned on notes receivable and reduced outstanding borrowings under the Credit Facility in 2000. The decrease was partially offset by higher interest rates on the Credit Facility and the Senior Subordinated Notes issued in May 1999.

   Concession Contract Rights Resolution of $3.2 million for 2000 represents costs to reacquire the contract rights to provide event food, beverage and souvenir merchandising services at SPR from a previous provider whose original contract term expired in 2004, including legal and other transaction costs. We anticipate the present value of estimated net future benefits under the contract rights as of the resolution date exceeded its costs. See Note 2 to the Consolidated Financial Statements for additional information.

   Acquisition Loan Cost Amortization of $3.4 million for 1999 represents financing costs incurred in obtaining the Acquisition Loan to fund the LVMS acquisition. Associated deferred financing costs of $4.1 million were amortized over the loan term which matured May 1999.

   Other Income for 2000 increased by $781,000 over such income for 1999. This increase results primarily from larger gains from sales of marketable equity securities and other investments in 2000 compared to 1999, and from gains on repurchases of convertible debentures in 2000.

   Income Tax Provision.   Our effective income tax rate was 39.3% in 2000 and
39.6% in 1999.

   Income Before Cumulative Effect of Accounting Change for 2000 increased by $6.7 million, or 16.1%, to $48.1 million, over such income for 1999. This increase was due to the factors discussed above.

   Cumulative Effect of Accounting Change for Club Membership Fees of $1.3 million for 2000 represents the cumulative effect, net of income taxes of $824,000, as of January 1, 2000 of our change in revenue recognition policies for Speedway Club membership fees. Net revenues from membership fees previously were recognized as income when billed and associated expenses were incurred. Under the change, net membership revenues are deferred when billed and amortized into income over ten years.

   Net Income for 2000 increased by $5.4 million, or 13.1%, to $46.9 million, over such income for 1999. This increase was due to the factors discussed above.

  Seasonality and Quarterly Results

   We currently will sponsor 17 major annual racing events in 2002 sanctioned by NASCAR, including ten Winston Cup and seven Busch Series racing events. We will also sponsor two IRL racing events, three NASCAR Craftsman Truck Series racing events, four major NHRA racing events, and six WOO racing events. As a result, our business has been, and is expected to remain, highly seasonal.

   In 2001 and 2000, our second and fourth quarters accounted for 68% and 67%, respectively, of our total annual revenues and 93% and 104%, respectively, of our total annual net income. We sometimes produce minimal operating income or losses during our third quarter when we host only one major NASCAR race weekend. Concentration of racing events in any particular future quarter, and the growth in our operations with attendant increases in overhead expenses, may tend to increase operating losses or minimize operating income in respective future quarters. Racing schedules may be changed from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business.

   We recognize revenues and operating expenses for all events in the calendar quarter in which conducted except for major NASCAR and other sanctioned racing events which occur on the last full weekend of a calendar quarter. When major racing events occur on the last full weekend of a calendar quarter, the race event revenues and operating expenses are recognized in the current or immediately succeeding calendar quarter that corresponds to the calendar quarter of the prior year in which the same major racing event was conducted. We have adopted this accounting policy to help ensure comparability and consistency between quarterly financial statements of successive years. A major NASCAR-sanctioned racing event was held at BMS on the weekend of March 23-24, 2002 was held last year on the weekend of March 24-25, 2001. Accordingly, the revenues and operating expenses of the 2002 race event will be recognized in the first quarter 2002, where as those of the 2001 race event were recognized in the second quarter 2001.

   The more significant racing schedule changes that have occurred during the last three years include the following:

  . AMS hosted an IRL event in the second quarter 2001 which was held in the third quarter 2000. The third quarter 2000 IRL event at AMS was hosted under a restructured sanctioning agreement whereby net event results were included in event related revenue. The second quarter 2001 IRL event results are included in admissions and event related revenues and direct expense of events.

  . BMS hosted a major NHRA-sanctioned Nationals racing event in the second quarter 2001 which was held in the third quarter 2000.

  . An IRL racing event hosted by LVMS in the second quarter 2000, whereby net events results were included in event related revenue, was not held in 2001.

  . LVMS hosted an IRL racing event in the second quarter 2000 which, along with a NASCAR Craftsman Truck Series racing event, was held in the third quarter 1999.

  . Also in the second quarter 2000, LVMS hosted an inaugural NHRA Nationals racing event, and BMS, LMSC and TMS hosted inaugural WOO and HAT racing events.

  . In the third quarter 2000, AMS hosted an IRL racing event under a restructured sanctioning agreement whereby net event results are included in event related revenue. In the third quarter 1999, revenues and expenses associated with the IRL event are included in admissions and event related revenues and direct expense of events.

   The table below shows excerpted results from our Quarterly Reports on Form 10-Q filed in the years ended December 31, 2001 and 2000. As further described in Note 2 to the Consolidated Financial Statements, we changed our revenue recognition policies for Speedway Club membership fees in the fourth quarter of 2000. The quarterly operating results for the year ended December 31, 2000 below reflect restatement for retroactive application of the accounting change on club membership fees. Amounts previously reported on Form 10-Q for fiscal 2000 included:

  . total revenues of $66.3 million for the first quarter, $160.8 million for the second quarter, and $51.7 million for the third quarter; and

  . net income of $4.4 million for the first quarter and $41.9 million for the second quarter, and net loss of $4.6 million for the third quarter.

   The cumulative effect of the accounting change reduced fiscal year 2000 net income by $1.3 million after income taxes, and basic and diluted earnings by $0.03, and is reflected below as of January 1, 2000 in the first quarter of 2000. Restated amounts for fiscal year 2000 are presented to provide comparability with amounts for fiscal year 2001.

   Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Also, individual quarterly amounts may not be additive due to rounding.

                                                    2001 (unaudited/)                        2000 (unaudited/restated)
                                        ------------------------------------------ --------------------------------------------
                                          1st     2nd      3rd      4th              1st      2nd       3rd      4th
                                        Quarter Quarter  Quarter  Quarter  Total   Quarter  Quarter   Quarter  Quarter  Total
                                        ------- -------- -------  ------- -------- -------  --------  -------  ------- --------
                                                 (in thousands, except NASCAR-sanctioned events and per share amounts)
Total revenues......................... $66,975 $175,460 $53,354  $80,889 $376,678 $65,525  $160,454  $51,604  $76,714 $354,297
Total expenses and other...............  56,966  104,266  57,082   63,431  281,745  58,921    90,668   59,318   66,158  275,065
Net income (loss) before cumulative
 effect of accounting change, as
 restated for 2000.....................   6,064   43,203  (2,275)  10,600   57,592   3,960    41,718   (4,641)   7,097   48,132
Cumulative effect of accounting change.      --       --      --       --       --  (1,257)       --       --       --   (1,257)
                                        ------- -------- -------  ------- -------- -------  --------  -------  ------- --------
Net income (loss), as restated for 2000 $ 6,064 $ 43,203 $(2,275) $10,600 $ 57,592 $ 2,703  $ 41,718  $(4,641) $ 7,097 $ 46,875
                                        ======= ======== =======  ======= ======== =======  ========  =======  ======= ========
Basic earnings (loss) per share before
 accounting change as previously
 reported.............................. $  0.15 $   1.03 $ (0.05) $  0.25 $   1.38 $  0.11  $   1.01  $ (0.11) $  0.17 $   1.18
Accounting change......................      --       --      --       --       --   (0.04)    (0.01)      --       --    (0.05)
                                        ------- -------- -------  ------- -------- -------  --------  -------  ------- --------
Basic earnings (loss) per share, as
 restated for 2000..................... $  0.15 $   1.03 $ (0.05) $  0.25 $   1.38 $  0.07  $   1.00  $ (0.11) $  0.17 $   1.13
                                        ======= ======== =======  ======= ======== =======  ========  =======  ======= ========
Diluted earnings (loss) per share
 before accounting change as previously
 reported.............................. $  0.15 $   0.98 $ (0.05) $  0.25 $   1.34 $  0.11  $   0.95  $ (0.11) $  0.17 $   1.15
Accounting change......................      --       --      --       --       --   (0.05)       --       --       --    (0.05)
                                        ------- -------- -------  ------- -------- -------  --------  -------  ------- --------
Diluted earnings (loss) per share, as
 restated for 2000..................... $  0.15 $   0.98 $ (0.05) $  0.25 $   1.34 $  0.06  $   0.95  $ (0.11) $  0.17 $   1.10
                                        ======= ======== =======  ======= ======== =======  ========  =======  ======= ========
NASCAR-sanctioned events...............       4        8       2        3       17       4         8        2        3       17

  Near-term Operating Factors

   There are many factors that affect our growth potential, future operations and financial results, including some of the following operating factors:

   Current Operating Trends. The national incidents of September 11, 2001 have raised a combination of operating factors never before encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. These factors, in an already challenging economy, are affecting consumer and corporate spending sentiment. Economic conditions and competitive racing can affect ticket and other sales. We believe long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, near-term ticket sales, particularly to corporate customers, and suite rentals, hospitality and other event revenues have been, and may continue to be, adversely impacted by these and other factors. We have decided not to increase many ticket and concession prices at least for 2002 to help foster fan support and mitigate any near term weakness.

   NASCAR Broadcasting Rights Agreement. Fiscal 2001 was our first year under the multi-year consolidated domestic television broadcast rights agreement for NASCAR Winston Cup and Busch Series events. The new agreement is expected to provide us with future increases in contracted broadcasting revenues. Total revenues under this domestic broadcast rights agreement is expected to approximate $79 million in 2002, reflecting an increase of approximately $11 million over 2001. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR have, and may continue to, increase at a relatively higher rate.

   Possible Goodwill Impairment. As discussed below in "Recently Issued Accounting Standards", we are adopting Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002, and have until June 30, 2002 to assess initial goodwill impairment under transitional rules. The potential exists that approximately $5 million of goodwill associated with certain of our non-motorsports related reporting units, that was not considered impaired under previous accounting standards, could be considered impaired under the new accounting guidelines. Initial impairment, if any, would be reported as a non-cash cumulative effect of a change in accounting principle.

   Insurance Coverage.   Heightened concerns and challenges regarding property,
casualty, liability, business interruption, and other insurance coverage have resulted after the national incidents on September 11, 2001. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. We have a material investment in property and equipment at each of our six speedway facilities, generally located near highly populated cities, and which hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, are resulting in significant increases in insurance premium costs in fiscal 2002, and further increases are possible. While we believe we have reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, we can not guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of our speedway facilities could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability were to exceed insurance coverage limits. The occurrence of additional national incidents, and particularly incidents at sporting event, entertainment or other public venues, may significantly impair our ability to obtain such insurance coverage in the future.

   Litigation Costs. As discussed in "Legal Proceedings", we are involved in various litigation for which significant legal costs were incurred in fiscal 2001, particularly associated with the FTC litigation with Oil-Chem. We intend to defend vigorously against the claims raised in existing legal actions, and we will likely incur significant legal costs in fiscal 2002. We are presently unable to quantify the amount of these expected legal costs. New or changes in pending or threatened legal action against us could result in further increases in legal costs.

   Long-Term Management Contract. As discussed above in " Business--Recent Developments", the new Levy Group food and beverage management agreement began in February 2002. This new agreement will affect our reporting of operating profits associated with our food, beverage and hospitality catering activities. Beginning in fiscal 2002, our operating profits from such activities provided by the Levy Group will be reported as net event related revenue. Revenues and expenses associated with those services previously provided by FLE are presently included in event related revenue, direct expense of events and general and administrative expense. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to us over the contract period. The contract period is initially ten years with renewal options for an additional ten year period.

   Redemption of Convertible Subordinated Debentures. The 5 3/4% convertible subordinated debentures are presently redeemable at our option at 101.64%. At December 31, 2001, outstanding convertible debentures totaled $53.7 million, and 1,726,000 shares of common stock would be issuable upon conversion. See Notes 5 and 6 to the Consolidated Financial Statements for additional information on related terms and conditions, including redemption and conversion features. We plan to redeem all such outstanding convertible debentures on April 19, 2002. Our management, including our Board of Directors, believe redemption is in our long-term interest and an appropriate use of available funds. Redemption would reduce future interest expense and eliminate the associated dilution effect on our earnings per share, and is expected to be funded entirely from available cash and cash investments on hand. As such, our cash and cash investments and long-term debt would be reduced by approximately $53.7 million upon redemption, excluding redemption premium, accrued interest and transaction costs. The redemption premium, associated unamortized net deferred loan costs, and transaction costs would be reflected as a non-recurring charge to earnings in the period of redemption. Such charges are estimated to total approximately $1.4 million. No amounts would be borrowed under the Credit Facility. We believe that cash from operations, remaining cash and cash investments, and funds available through the Credit Facility, would be sufficient to meet our operating and capital needs through 2002.

  Significant Factors in 2001

   The following are significant factors that affected our financial condition and results of operations in the year ended December 31, 2001.

   General Factors. Operating results for fiscal 2001 were negatively impacted by public concerns over additional national security incidents, air travel, and difficult economic conditions, as well as the substantial lead in the Winston Cup Series championship points race. Reduced consumer and corporate spending at several of our major racing events negatively impacted attendance with related effects on event related revenue.

   Cancelled CART Race Settlement, Net. A major Championship Auto Racing Teams racing event originally scheduled at TMS in April 2001 was not conducted as a result of a decision made by CART's sanctioning body. We offered refunds of paid tickets and certain other event revenues. In October 2001, our legal action against CART claiming negligence and breach of contract was settled for approximately $5.0 million, representing our recovery of associated sanction fees, race purse, various expenses, lost revenues and other damages, net of associated race event costs of approximately $3.6 million.

   Complaint Against Oil-Chem Research Corp. On January 31, 2001, the Federal Trade Commission filed a complaint against SMI and Oil-Chem seeking a judgment to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to redress alleged injury to consumers. See "Legal Proceedings" for additional information on this legal matter. SMI has filed an answer in this action denying the allegations and intends to defend itself. While we do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position or future results of operations, we incurred significant legal costs in defending this action.

  Liquidity and Capital Resources

   We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. We expended significant amounts of cash in 2001 for improvements and expansion at our speedway facilities. Significant changes in our financial condition and liquidity during 2001 resulted primarily from:

   (1) net cash generated by operations amounting to $119.0 million;

   (2) capital expenditures amounting to $55.8 million;

   (3) note receivable repayment of approximately $17.0 million associated with the LVMS Industrial Park sale to an affiliate; and

   (4) reducing outstanding Convertible Subordinated Debentures by $12.3 million.

   At December 31, 2001, we had cash and cash equivalents totaling $94.0 million and had $90.0 million in outstanding borrowings under the $250.0 million Credit Facility. As discussed above in "Business--Recent Developments" and "Near-term Operating Factors", we plan to redeem all of our Convertible Subordinated Debentures totaling $53.7 million in principal on April 19, 2002. We plan to fund the redemption from cash and cash investments on hand, along with cash proceeds from the Levy Group transaction consummated in February 2002. At December 31, 2001, net deferred tax liabilities totaled $102.1 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

   As further discussed in Notes 2, 5, 7 and 8 to the Consolidated Financial Statements, we had the following contractual cash obligations and other commercial commitments as of December 31, 2001 (in thousands):

                                                                                                     Payments Due By Period
                                                                                               ----------------------------------
                                                                                       Total   Current  2003    2004   Thereafter
Contractual Cash Obligations                                                          -------- ------- ------- ------- ----------
Current liabilities, excluding current maturities of long-term debt and deferred race
  event income....................................................................... $ 33,248 $33,248      --      --        --
Long-term debt, including current maturities.........................................  397,313   1,228 $53,718 $90,000  $252,367
Payable to affiliates................................................................    3,483     456     433      --     2,594
Other liabilities....................................................................    1,823      --      --      --     1,823
                                                                                      -------- ------- ------- -------  --------
   Total Contractual Cash Obligations................................................ $435,867 $34,932 $54,151 $90,000  $256,784
                                                                                      ======== ======= ======= =======  ========

                                                                                                Commitment Expiration By Period
                                                                                               ----------------------------------
                                                                                       Total   Current  2003    2004   Thereafter
Other Commercial Commitments                                                          -------- ------- ------- ------- ----------
Stand by letters of credit,
  Total Other Commercial Commitments................................................. $     26 $    26      --      --        --
                                                                                      ======== ======= ======= =======  ========

   We presently do not have any significant operating lease obligations or off balance sheet obligations, guarantees, commitments or other contractual cash obligations or other commercial commitments.

   We anticipate that cash from operations, and funds available through the Credit Facility, will be sufficient to meet our operating needs through 2002, including planned capital expenditures at our speedway facilities. Based upon anticipated future growth and financing requirements, we expect that we will, from time to time, engage in additional financing of a character and in amounts to be determined. In addition to our planned redemption of the Convertible Subordinated Debentures, we may, from time to time, redeem or retire our debt securities, and purchase our debt and equity securities, depending on liquidity, prevailing market conditions, as well as such factors as permissibility under the Credit Facility, and the Senior Subordinated Notes, and as our Board of Directors, in its sole discretion, may consider relevant. While we expect to continue to generate positive cash flows from our existing speedway operations, and have generally experienced improvement in our financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund our continued growth, including the continued expansion and improvement of our speedway facilities.

  Capital Expenditures

   Significant growth in our revenues depends, in large part, on consistent investment in facilities. We expect to continue to make substantial capital improvements in our facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

   2001 Projects. In 2001, we continued major renovations at SPR, including its ongoing reconfiguration and modernization into a "stadium-style" road racing course, adding approximately 19,000 new permanent seats. We also widened certain front-stretch concourses at LMSC to improve spectator convenience and accessibility. In 2001, we continued to improve and expand on-site roads and available parking, and reconfigure traffic patterns and entrances to ease congestion and improve traffic flow, as well as further expand concessions, restroom and other fan amenities for the convenience, comfort and enjoyment of fans at each of our speedways.

   2002 Projects. At December 31, 2001, we had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at our speedways. In 2002, we plan to continue the multi-year major reconfiguration and modernization of SPR, adding up to 11,000 new grandstand seats, 16,000 new hillside terrace seats, and 16 new luxury suites. Modernization and reconstruction of SPR's dragway also continues featuring permanent seating, luxury suites, and extensive fan amenities. Substantial completion of the SPR renovations is presently scheduled for 2002 and into 2003. Similar to 2001, we plan to further expand concessions, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans, and to continue improving and expanding our on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at each of our speedways.

   The estimated aggregate cost of capital expenditures in 2002 will approximate $55.0 million. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our facilities, including:

  .  undetected soil or land conditions;

  .  additional land acquisition costs;

  .  increases in the cost of construction materials and labor;

  .  unforeseen changes in design;

  . litigation, accidents or natural disasters affecting the construction site; and

  .  national or regional economic changes.

   In addition, the actual cost could vary materially from our estimates if our assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost.

   In addition to expansion and improvements of our existing speedway facilities and business operations, we are continually evaluating new opportunities that will add value for our stockholders, including the acquisition and construction of new speedway facilities, the expansion and development of our existing Legends Cars and Oil-Chem products and markets and the expansion into complementary businesses.

  Dividends

   We do not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such factors as permissibility under the Credit Facility and the Senior Subordinated Notes and as our Board of Directors, in its sole discretion, may consider relevant. The Credit Facility and Senior Subordinated Notes preclude the payment of any dividends.

  Critical Accounting Policies

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments and uncertainties affecting the application of those policies. In applying critical accounting policies, materially different amounts or results could be reported under different conditions or using different assumptions. The following discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Quantitative and Qualitative Disclosures About Market Risk", and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere in this report. We believe our critical accounting policies, and amounts involving significant estimates, uncertainties and susceptibility to change include the following:

   Recoverability of Property and Equipment and Goodwill and Other Intangible Assets. We have net property and equipment of $813.2 million, and net goodwill and other intangible assets of $56.7 million, as of December 31, 2001. We periodically evaluate long-lived assets for possible impairment based on expected future undiscounted operating cash flows and profitability attributable to such assets. While we believe no impairment exists at December 31, 2001 under accounting standards applicable at that date, different conditions or assumptions, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our evaluation and our financial condition or future results of operations. As discussed above in "Near-term Operating Factors--Possible Goodwill Impairment", the potential exists that approximately $5 million of goodwill associated with certain of our non-motorsports related reporting units, that was not considered impaired under previous accounting standards, could be considered impaired under new accounting guidelines. See "Recently Issued Accounting Standards" below.

   Property Held For Sale. Our property held for sale at December 31, 2001 includes land for development with a carrying value of $12.2 million and speedway condominiums held for sale with a carrying value of $4.2 million. The carrying value of land for development is supported by recent independent appraisal. The carrying value of the speedway condominiums held for sale is supported by market prices of recent condominium sales. While we believe the carrying value of such property is fully recoverable, changes in local and regional real estate markets, including zoning and other land use laws, and motorsports industry interest, if significantly negative or unfavorable, could have a material adverse effect on the property's market value and our financial condition or future results of operations.

   Revenue Recognition For Our Racing Events. We recognize admissions, NASCAR broadcasting and other event related revenues when an event is held. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies. Deferred race event income relates to scheduled events to be held in the upcoming year. If circumstances prevent a race from being held during the racing season, advance revenue is refundable and all deferred direct event expenses would be immediately recognized except for race purses which would be refundable from NASCAR or other sanctioning bodies. We believe this accounting policy results in appropriate matching of revenues and expenses associated with our racing events and helps ensure comparability and consistency between our financial statements.

   We also recognize revenues and operating expenses for all events in the calendar quarter in which conducted except for major NASCAR and other sanctioned racing events which occur on the last full weekend of a calendar quarter. When major racing events occur on the last full weekend of a calendar quarter, the race event revenues and operating expenses are recognized in the current or immediately succeeding calendar quarter that corresponds to the calendar quarter of the prior year in which the same major racing event was conducted. We believe this accounting policy helps ensure comparability and consistency between our quarterly financial statements of successive years.

   Deferred Income Taxes. We recognize deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at amounts reported in the financial statements. At December 31, 2001, net deferred tax liabilities totaled $102.1 million, including deferred tax assets of $32.1 million. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. We believe realization of the deferred tax assets is more likely than not and no valuation allowance has been recorded. However, changes in tax laws, assumptions or estimates used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our financial condition or future results of operations. See Note 7 to the Consolidated Financial Statements for additional information on income taxes.

   Legal Proceedings and Contingencies. As discussed above in "Legal Proceedings", we are involved in various litigation and we intend to continue to defend ourselves in existing legal actions in fiscal 2002. We do not believe the outcome of the lawsuits, incidents or other legal matters will have a material adverse effect on our financial position or future results of operations. However, new or changes in pending or threatened legal action against us, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these legal matters and our financial condition or future results of operations.

  Recently Issued Accounting Standards

   We adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Because we had no derivative instruments on January 1, 2001, adoption had no effect on our financial statements or disclosures. See Note 5 to the Consolidated Financial Statements for information on an interest rate swap agreement entered into and settled in 2001.

   We adopted SFAS No. 141 "Business Combinations" as of July 1, 2001. SFAS No. 141 requires, among other things, the purchase method of accounting for business combinations initiated after June 30, 2001, eliminates the pooling-of-interests method and clarifies the criteria for recording intangible assets separate from goodwill. The adoption of SFAS No.141 had no significant impact on our financial statements.

   We will adopt SFAS No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002. SFAS No. 142 specifies, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead will be evaluated for possible impairment at least annually. Under SFAS No. 142, we will cease amortizing goodwill, including goodwill from past business combinations, and periodically assess goodwill at the reporting unit level for possible impairment. We presently are assessing the effects of SFAS No. 142 and have until June 30, 2002 to assess initial goodwill impairment under transitional rules. Preliminary results indicate approximately $5.0 million of goodwill associated with certain of our non-motorsports related reporting units may be impaired under the new accounting guidelines. We expect to report such initial impairment, if any, as a non-cash cumulative effect of a change in accounting principle under SFAS No.
142. Goodwill amortization expense amounted to $1,778,000 in 2001, $1,775,000 in 2000 and $1,552,000 in 1999.

   In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" was issued specifying, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. We are required to adopt SFAS No.144 on January 1, 2002 and have not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

   We periodically evaluate the possible effects of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" on our financial statement disclosures. Our speedways and other motorsports related operations combined comprise one operating segment, and encompass all admissions and event related revenues and associated expenses. Our other operations comprising non-motorsports related activities presently are not significant relative to those of motorsports related operations. As such, at this time, SFAS No. 131 continues to have no effect on our financial statement disclosures.

  Environmental Matters

   LMSC's property includes areas that were used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMSC property ceased in 1992. There is one LCID landfill currently being permitted at LMSC, however, to receive inert debris and waste from land clearing activities, and one LCID landfill that was closed in 1999. Two other LCID landfills on the LMSC property were closed in 1994. LMSC intends to allow similar LCID landfills to be operated on the LMSC property in the future. Prior to 1999, LMSC leased certain LMSC property to Allied for use as C&D landfill, which can receive solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but cannot receive inert debris, land-clearing debris or yard debris. In addition, Allied owns and operates an active solid waste landfill adjacent to LMSC. We believe that the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property. We also believe that our operations, including the landfills and facilities on our property, are in substantial compliance with all applicable federal, state and local environmental laws and regulations. We are not aware of any situations related to landfill operations which we expect would materially adversely affect our financial position or future results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   Interest Rate Risk. Our financial instruments with market risk exposure consist only of notes receivable and bank revolving Credit Facility borrowings which are sensitive to changes in interest rates. A change in interest rates of one percent on the balances outstanding at December 31, 2001 would cause a change in annual interest income of approximately $141,000 and annual interest expense of approximately $900,000. Our notes receivable are variable interest rate financial instruments. See Note 8 to the Consolidated Financial Statements for information on the terms and conditions of notes receivable. Our Senior Subordinated Notes and Convertible Subordinated Debentures are fixed interest rate debt obligations. In fiscal year 2001, we repurchased Convertible Subordinated Debentures aggregating $12.3 million in principal at substantially par, and entered into and settled an interest rate swap agreement with a $1.6 million net payment to us. See Note 5 to the Consolidated Financial Statements for additional information on the terms and conditions of debt obligations, including redemption and conversion features, and the swap agreement. The table below presents the notes receivable and principal balances outstanding, fair values, interest rates and maturity dates as of December 31, 2001 and 2000 (in thousands):

                                             Carrying Value      Fair Value
                                            ----------------- -----------------
                                              2001     2000     2001     2000   Maturity Dates
                                            -------- -------- -------- -------- --------------
Floating rate notes receivable............. $ 14,120 $ 35,442 $ 14,120 $ 35,442 Due on demand
Floating rate revolving Credit Facility (1)   90,000   90,000   90,000   90,000 May 2004
8.5% Senior subordinated notes payable.....  252,367  252,788  256,250  243,125 August 2007
5.75% Convertible subordinated debentures..   53,694   66,000   54,768   63,030 September 2003(2)

--------
(1) The weighted-average interest rate on borrowings under the revolving Credit Facility was 5.0% in 2001 and 7.6% in 2000.
(2) The Convertible Subordinated Debentures are to be redeemed in full on April 19, 2002. On and after that date, interest on the Convertible Subordinated Debentures will cease to accrue.

   Equity Price Risk. We have marketable equity securities, all classified as "available for sale." Such investments are subject to price risk, which we attempt to minimize generally through portfolio diversification. The table below presents the aggregate cost and fair market value of marketable equity securities as of December 31, 2001 and 2000 (in thousands):

                                           December 31,
                                           ------------
                                           2001   2000
                                           ----  ------
                         Aggregate cost... $871  $1,615
                         Fair market value  718     864

Item 8.  Financial Statements and Supplementary Data

   See Index to Financial Statements which appears on page F-1 in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   Information required by this item with respect to compliance by SMI's directors, executive officers and certain beneficial owners of SMI's common stock with Section 16(a) of the Securities Exchange Act of 1934, and with respect to Committees of the Board of Directors, including the Audit Committee and the Compensation Committee, is furnished by incorporation by reference to all information under the captions titled "Ownership of Capital Securities", "Election of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance", in the Proxy Statement (to be filed after the filing date of this report) for SMI's Annual Meeting of the Shareholders to be held on May 9, 2002 (the "Proxy Statement").

Item 11.  Executive Compensation

   The information required by this item is furnished by incorporation by reference to all information under the captions titled "Election of Directors" and "Executive Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by this item is furnished by incorporation by reference to all information under the caption "General--Ownership of Capital Securities" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

   The information required by this item is furnished by incorporation by reference to all information under the caption "Certain Transactions" in the Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference in this report are:

   (a) (1) Financial Statements:

      See the Index to Financial Statements which appears on page F-1 hereof.

      (2) Financial Statement Schedules:

      None.

      (3) Exhibits:

   Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain exhibits, indicated by an asterisk, are incorporated by this reference to other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part of this report as of their respective dates.

                                 EXHIBIT INDEX

 Exhibit
 Number                               Description
 ------                               -----------

  *3.1   Certificate of Incorporation of Speedway Motorsports, Inc. ("SMI")
         (incorporated by reference to Exhibit 3.1 to SMI's Registration
         Statement on Form S-1 (File No. 33-87740) of SMI (the "Form S-1")).

  *3.2   Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form
         S-1).

  *3.3 Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to SMI's Registration Statement on Form S-3
         (File No. 333-13431) (the "November 1996 Form S-3")).

  *3.4 Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI's Registration Statement on Form S-4
         (File No. 333-35091) (the "September 1997 Form S-4")).

  *4.1 Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

  *4.2   Indenture dated as of September 1, 1996 between SMI and First Union
         National Bank of North Carolina, as Trustee (the "First Union
         Indenture") (incorporated by reference to Exhibit 4.1 to the November
         1996 Form S-3).

  *4.3 Form of 53/4% Convertible Subordinated Debenture due 2003 (included in the First Union Indenture).

  *4.4   Indenture dated as of August 4, 1997 between SMI and First Trust
         National Association, as Trustee (the "First Trust Indenture")
         (incorporated by reference to Exhibit 4.1 to the September 1997
         Form S-4).

  *4.5   Form of 81/2% Senior Subordinated Notes Due 2007 (included in the
         First Trust Indenture).

  *4.6 First Supplemental Indenture to the First Trust Indenture, dated as of April 1, 1999 (incorporated by reference to Exhibit 4.6 to SMI's
         Registration Statement on Form S-4 (File No. 333-80021) (the "June
         1999 Form S-4").

  *4.7 Second Supplemental Indenture to the First Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.7 to the June
         1999 Form S-4).

  *4.8 Third Supplemental Indenture to the First Trust Indenture, dated as of December 31, 1999 (incorporated by reference to Exhibit 4.8 to
         SMI's Annual Report on Form 10-K for the year ended December 31, 2000
         (the "2000 Form 10-K).

  *4.9 Fourth Supplemental Indenture to the First Trust Indenture, dated as of December 31, 2000 (incorporated by reference to Exhibit 4.9 to the 2000 Form 10-K).

  *4.10 Indenture dated as of May 11, 1999 between SMI, the Guarantors named therein and US Bank Trust National Association, as Trustee (the "US
         Bank Trust Indenture") (incorporated by reference to Exhibit 4.8 to the June 1999 Form S-4).

  *4.11  Form of 81/2% Senior Subordinated Notes Due 2007 (included in the US
         Bank Trust Indenture).

  *4.12 First Supplemental Indenture to the US Bank Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.10 to the June 1999 Form S-4).

  *4.13 Second Supplemental Indenture to the US Bank Trust Indenture, dated as of December 31, 1999 (incorporated by reference to Exhibit 4.13 to the 2000 Form 10-K).

  *4.14 Third Supplemental Indenture to the US Bank Trust Indenture, dated as of December 31, 2000 (incorporated by reference to Exhibit 4.14 to the 2000 Form 10-K).

 Exhibit
 Number                               Description
 ------                               -----------

 +*10.1  Deferred Compensation Plan and Agreement by and between Atlanta Motor
         Speedway, Inc. and Edwin R. Clark, dated as of January 22, 1993
         (incorporated by reference to Exhibit 10.43 to the Form S-1).

 +*10.2  Deferred Compensation Plan and Agreement by and between Charlotte
         Motor Speedway, Inc. and H.A. "Humpy" Wheeler, dated as of March 1,
         1990 (incorporated by reference to Exhibit 10.44 to the Form S-1).

 +*10.3  Speedway Motorsports, Inc. 1994 Stock Option Plan Amended and
         Restated May 5, 1998 (incorporated by reference to Exhibit 4.1 to
         SMI's Registration Statement on Form S-8 (File No. 333-69616).

 +*10.4  Speedway Motorsports, Inc. Formula Stock Option Plan Amended and
         Restated May 5, 1998 (incorporated by reference to Exhibit 4.1 to the
         Amendment to SMI's Registration Statement on Form S-8 (File No.
         333-49027)).

 +*10.5  Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and
         Restated as of May 3, 2000 (incorporated by reference to Exhibit 4.1 to SMI's Registration Statement on Form S-8 (File No. 333-69618)).

 *10.6   Promissory Note made by Atlanta Motor Speedway, Inc. in favor of
         Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to Form
         S-1).

 *10.7   Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton
         Smith in favor of SMI (incorporated by reference to Exhibit 10.20 to SMI's Annual Report on Form 10-K for the year ended December 31, 1995
         (the "1995 Form 10-K").

 *10.8   Purchase Contract dated December 18, 1996 between Texas Motor
         Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI's Annual
         Report on Form 10-K for the year ended December 31, 1996 (the "1996
         Form 10-K")).

 *10.9   Lease Agreement dated as of December 18, 1996 between FW Sports
         Authority, Inc., as lessor, and Texas Motor Speedway, Inc., as lessee
         (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

 *10.10 Guaranty Agreement dated as of December 18, 1996 among SMI, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).

 *10.11  Naming Rights Agreement dated as of February 9, 1999 by and between
         Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe's
         Home Center's, Inc., Lowe's HIW, Inc. and Sterling Advertising Ltd.
         (incorporated by reference to Exhibit 10.1 to SMI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

 *10.12 Credit Agreement dated as of May 28, 1999 (the "Credit Agreement") among SMI and Speedway Funding Corp., as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including NationsBank, N.A., as agent for the lenders and a lender
         (incorporated by reference to Exhibit 10.36 to the June 1999 Form
         S-4).

 *10.13 Pledge Agreement dated as of May 28, 1999 among SMI and the subsidiaries of SMI that are guarantors under the Credit Agreement, as pledgors, and, NationsBank, N.A., as agent for the lenders under the Credit Agreement (incorporated by reference to Exhibit 10.37 to the June 1999 Form S-4).

 10.14   Asset Purchase Agreement between Speedway Systems LLC, Charlotte
         Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor
         Speedway, Inc. and Levy Premium Foodservice Limited Partnership dated
         November 29, 2001 (the "Levy Asset Purchase Agreement") (portions omitted pursuant to a request for confidential treatment).

 10.15   Amendment Number 1 to Levy Asset Purchase Agreement dated January 31,
         2002 (portions omitted pursuant to a request for confidential treatment).

 10.16   Management Agreement by and between SMI, Levy Premium Foodservice
         Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (the "Levy Management Agreement") (portions omitted pursuant to a request for confidential treatment).

 10.17   Assignment of and Amendment to Levy Management Agreement dated
         January 24, 2002.

 10.18   Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy
         Premium Foodservice Limited Partnership.

 10.19   Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc.
         in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC,
         Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and SMI.

 21.1    Subsidiaries of SMI.

 23.0    Independent Auditors' Consent for Registration Statements Nos.
         333-69616, 333-49027 and 333-69618 of Speedway Motorsports, Inc. on
         Form S-8 and Registration Statement No. 333-13431 of Speedway
         Motorsports, Inc. on Form S-3.

 99.1    Speedway Motorsports, Inc.--Risk Factors.

--------
*  Previously filed.

+  Management compensation contract, plan or arrangement.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, State of North Carolina, on the 27th day of March, 2002.

                                               SPEEDWAY MOTORSPORTS, INC.

                                               By:     /s/  O. BRUTON SMITH
                                                   -----------------------------
                                                          O. Bruton Smith
                                                   Chairman and Chief Executive
                                                              Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons in the capacities and on the dates indicated.

          Signature                       Title                   Dates
          ---------                       -----                   -----

    /s/  O. BRUTON SMITH      Chief Executive Officer         March 27, 2002
-----------------------------   (principal executive
       O. Bruton Smith          officer) and Chairman

  /s/  H.A. "HUMPY" WHEELER   President, Chief Operating      March 27, 2002
-----------------------------   Officer and Director
    H.A. "Humpy" Wheeler

   /s/  WILLIAM R. BROOKS     Vice President, Treasurer,      March 27, 2002
-----------------------------   Chief Financial Officer
      William R. Brooks         (principal financial
                                officer and accounting
                                officer) and Director

     /s/  EDWIN R. CLARK      Executive Vice President and    March 27, 2002
-----------------------------   Director
       Edwin R. Clark

   /s/  WILLIAM P. BENTON     Director                        March 27, 2002
-----------------------------
      William P. Benton

    /s/  MARK M. GAMBILL      Director                        March 27, 2002
-----------------------------
       Mark M. Gambill

    /s/  ROBERT L. REWEY      Director                        March 27, 2002
-----------------------------
       Robert L. Rewey

      /s/  TOM E. SMITH       Director                        March 27, 2002
-----------------------------
        Tom E. Smith

     /s/   JACK F. KEMP       Director                        March 27, 2002
-----------------------------
        Jack F. Kemp

                                 EXHIBIT INDEX

 Exhibit
 Number                               Description
 ------                               -----------

 *3.1    Certificate of Incorporation of Speedway Motorsports, Inc. ("SMI")
         (incorporated by reference to Exhibit 3.1 to SMI's Registration
         Statement on Form S-1 (File No. 33-87740) of SMI (the "Form S-1")).

 *3.2    Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form
         S-1).

 *3.3 Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to SMI's Registration Statement on Form S-3
         (File No. 333-13431) (the "November 1996 Form S-3")).

 *3.4 Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI's Registration Statement on Form S-4
         (File No. 333-35091) (the "September 1997 Form S-4")).

 *4.1 Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

 *4.2    Indenture dated as of September 1, 1996 between SMI and First Union
         National Bank of North Carolina, as Trustee (the "First Union
         Indenture") (incorporated by reference to Exhibit 4.1 to the November
         1996 Form S-3).

 *4.3 Form of 53/4% Convertible Subordinated Debenture due 2003 (included in the First Union Indenture).

 *4.4    Indenture dated as of August 4, 1997 between SMI and First Trust
         National Association, as Trustee (the "First Trust Indenture")
         (incorporated by reference to Exhibit 4.1 to the September 1997
         Form S-4).

 *4.5    Form of 81/2% Senior Subordinated Notes Due 2007 (included in the
         First Trust Indenture).

 *4.6 First Supplemental Indenture to the First Trust Indenture, dated as of April 1, 1999 (incorporated by reference to Exhibit 4.6 to SMI's
         Registration Statement on Form S-4 (File No. 333-80021) (the "June
         1999 Form S-4").

 *4.7 Second Supplemental Indenture to the First Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.7 to the June
         1999 Form S-4).

 *4.8 Third Supplemental Indenture to the First Trust Indenture, dated as of December 31, 1999 (incorporated by reference to Exhibit 4.8 to
         SMI's Annual Report on Form 10-K for the year ended December 31, 2000
         (the "2000 Form 10-K).

 *4.9 Fourth Supplemental Indenture to the First Trust Indenture, dated as of December 31, 2000 (incorporated by reference to Exhibit 4.9 to the 2000 Form 10-K).

 *4.10 Indenture dated as of May 11, 1999 between SMI, the Guarantors named therein and US Bank Trust National Association, as Trustee (the "US
         Bank Trust Indenture") (incorporated by reference to Exhibit 4.8 to the June 1999 Form S-4).

 *4.11   Form of 81/2% Senior Subordinated Notes Due 2007 (included in the US
         Bank Trust Indenture).

 *4.12 First Supplemental Indenture to the US Bank Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.10 to the June 1999 Form S-4).

 *4.13 Second Supplemental Indenture to the US Bank Trust Indenture, dated as of December 31, 1999 (incorporated by reference to Exhibit 4.13 to the 2000 Form 10-K).

 *4.14 Third Supplemental Indenture to the US Bank Trust Indenture, dated as of December 31, 2000 (incorporated by reference to Exhibit 4.14 to the 2000 Form 10-K).

 +*10.1  Deferred Compensation Plan and Agreement by and between Atlanta Motor
         Speedway, Inc. and Edwin R. Clark, dated as of January 22, 1993
         (incorporated by reference to Exhibit 10.43 to the Form S-1).

 +*10.2  Deferred Compensation Plan and Agreement by and between Charlotte
         Motor Speedway, Inc. and H.A. "Humpy" Wheeler, dated as of March 1,
         1990 (incorporated by reference to Exhibit 10.44 to the Form S-1).

 +*10.3  Speedway Motorsports, Inc. 1994 Stock Option Plan Amended and
         Restated May 5, 1998 (incorporated by reference to Exhibit 4.1 to
         SMI's Registration Statement on Form S-8 (File No. 333-69616).

 +*10.4  Speedway Motorsports, Inc. Formula Stock Option Plan Amended and
         Restated May 5, 1998 (incorporated by reference to Exhibit 4.1 to the
         Amendment to SMI's Registration Statement on Form S-8 (File No.
         333-49027)).

 +*10.5  Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and
         Restated as of May 3, 2000 (incorporated by reference to Exhibit 4.1 to SMI's Registration Statement on Form S-8 (File No. 333-69618)).

 *10.6   Promissory Note made by Atlanta Motor Speedway, Inc. in favor of
         Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to Form
         S-1).

 *10.7   Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton
         Smith in favor of SMI (incorporated by reference to Exhibit 10.20 to SMI's Annual Report on Form 10-K for the year ended December 31, 1995
         (the "1995 Form 10-K").

 *10.8   Purchase Contract dated December 18, 1996 between Texas Motor
         Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI's Annual
         Report on Form 10-K for the year ended December 31, 1996 (the "1996
         Form 10-K")).

Exhibit
Number                                  Description
------                                  -----------

*10.9   Lease Agreement dated as of December 18, 1996 between FW Sports Authority,
        Inc., as lessor, and Texas Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

*10.10  Guaranty Agreement dated as of December 18, 1996 among SMI, the City of Fort
        Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to
        Exhibit 10.25 to the 1996 Form 10-K).

*10.11  Naming Rights Agreement dated as of February 9, 1999 by and between Speedway
        Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe's Home Center's,
        Inc., Lowe's HIW, Inc. and Sterling Advertising Ltd. (incorporated by reference to Exhibit 10.1 to SMI's Quarterly Report on Form 10-Q for the
        quarter ended March 31, 1999).

*10.12  Credit Agreement dated as of May 28, 1999 (the "Credit Agreement") among SMI and Speedway Funding Corp., as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including NationsBank, N.A., as agent for the lenders and a lender (incorporated by reference to Exhibit
        10.36 to the June 1999 Form S-4).

*10.13  Pledge Agreement dated as of May 28, 1999 among SMI and the subsidiaries of
        SMI that are guarantors under the Credit Agreement, as pledgors, and,
        NationsBank, N.A., as agent for the lenders under the Credit Agreement
        (incorporated by reference to Exhibit 10.37 to the June 1999 Form S-4).

10.14   Asset Purchase Agreement between Speedway Systems LLC, Charlotte Motor
        Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and
        Levy Premium Foodservice Limited Partnership dated November 29, 2001 (the
        "Levy Asset Purchase Agreement") (portions omitted pursuant to a request for confidential treatment).

10.15   Amendment Number 1 to Levy Asset Purchase Agreement dated January 31, 2002
        (portions omitted pursuant to a request for confidential treatment).

10.16   Management Agreement by and between SMI, Levy Premium Foodservice Limited
        Partnership and Levy Premium Foodservice Partnership of Texas dated November
        29, 2001 (the "Levy Management Agreement") (portions omitted pursuant to a request for confidential treatment).

10.17   Assignment of and Amendment to Levy Management Agreement dated January 24,
        2002.

10.18   Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy Premium
        Foodservice Limited Partnership.

10.19 Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc. in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor
        Speedway, Inc, Bristol Motor Speedway, Inc. and SMI.

21.1    Subsidiaries of SMI.

23.0    Independent Auditors' Consent for Registration Statements Nos. 333-69616,
        333-49027 and 333-69618 of Speedway Motorsports, Inc. on Form S-8 and
        Registration Statement No. 333-13431 of Speedway Motorsports, Inc. on Form
        S-3.

99.1    Speedway Motorsports, Inc.--Risk Factors.

--------
*  Previously filed.

+  Management compensation contract, plan or arrangement.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         Page
                                                                                                         ----
INDEPENDENT AUDITORS' REPORT............................................................................ F-2

AUDITED CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets at December 31, 2001 and 2000............................................ F-3

   Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999............... F-4

   Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999. F-5

   Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999........... F-6

   Notes to Consolidated Financial Statements........................................................... F-7

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Speedway Motorsports, Inc.
Charlotte, North Carolina

   We have audited the accompanying consolidated balance sheets of Speedway Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina
February 12, 2002

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2001 and 2000
                            (Dollars in thousands)

                                                                                                             2001       2000
                                                                                                          ----------  --------
Assets
Current Assets:
 Cash and cash equivalents............................................................................... $   93,980  $ 30,737
 Accounts receivable (Note 2)............................................................................     22,934    27,850
 Notes and other receivables from affiliates (Note 8)....................................................      7,397     2,583
 Prepaid income taxes (Note 7)...........................................................................      5,206     2,946
 Inventories (Note 3)....................................................................................     17,108    16,487
 Prepaid expenses........................................................................................      1,507     2,700
                                                                                                          ----------  --------
   Total Current Assets..................................................................................    148,132    83,303
                                                                                                          ----------  --------
Property Held For Sale (Note 4)..........................................................................     26,385     4,419
Property and Equipment, Net (Notes 2 and 4)..............................................................    813,154   798,481
Goodwill and Other Intangible Assets, Net (Note 2).......................................................     56,742    59,105
Other Assets:
 Notes and other receivables from affiliates (Note 8)....................................................      7,163    21,214
 Notes receivable, other (Note 4)........................................................................         --    11,645
 Other assets (Note 2)...................................................................................     12,002    13,790
                                                                                                          ----------  --------
   Total Other Assets....................................................................................     19,165    46,649
                                                                                                          ----------  --------
   Total................................................................................................. $1,063,578  $991,957
                                                                                                          ==========  ========
Liabilities and Stockholders' Equity
Current Liabilities:
 Current maturities of long-term debt (Note 5)........................................................... $    1,228  $    168
 Accounts payable........................................................................................      9,864     9,683
 Deferred race event income, net (Note 2)................................................................     71,578    72,052
 Accrued interest........................................................................................      8,784     9,591
 Accrued expenses and other liabilities..................................................................     14,600    13,689
                                                                                                          ----------  --------
   Total Current Liabilities.............................................................................    106,054   105,183
Long-term Debt (Notes 2 and 5)...........................................................................    396,085   409,929
Payable to Affiliates (Note 8)...........................................................................      3,483     3,911
Deferred Income, Net (Note 2)............................................................................     15,166    17,130
Deferred Income Taxes (Note 7)...........................................................................    102,078    74,106
Other Liabilities........................................................................................      1,823     2,357
                                                                                                          ----------  --------
   Total Liabilities.....................................................................................    624,689   612,616
                                                                                                          ----------  --------
Commitments and Contingencies (Notes 4 and 9)
Stockholders' Equity (Notes 2, 5, 6 and 10):
 Preferred stock, $.10 par value, 3,000,000 shares authorized, no shares issued..........................         --        --
 Common stock, $.01 par value, 200,000,000 shares authorized, 41,848,000 and 41,739,000 shares issued and
   outstanding in 2001 and 2000..........................................................................        418       417
 Additional paid-in capital..............................................................................    162,756   161,159
 Retained earnings.......................................................................................    275,807   218,215
 Accumulated other comprehensive loss--unrealized loss on marketable equity securities...................        (92)     (450)
                                                                                                          ----------  --------
   Total Stockholders' Equity............................................................................    438,889   379,341
                                                                                                          ----------  --------
   Total................................................................................................. $1,063,578  $991,957
                                                                                                          ==========  ========


                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 Years Ended December 31, 2001, 2000 and 1999
                   (In thousands, except per share amounts)

                                                                                    2001      2000      1999
                                                                                  --------  --------  --------
Revenues (Notes 2 and 8):
 Admissions...................................................................... $136,362  $142,160  $132,694
 Event related revenue...........................................................  134,032   134,337   122,953
 NASCAR broadcasting revenue.....................................................   67,488    29,297    25,363
 Other operating revenue.........................................................   38,796    48,503    36,483
                                                                                  --------  --------  --------
   Total Revenues................................................................  376,678   354,297   317,493
                                                                                  --------  --------  --------
Expenses and Other (Note 8):
 Direct expense of events........................................................   77,322    79,048    74,802
 NASCAR purse and sanction fees..................................................   54,479    38,181    35,848
 Other direct operating expense..................................................   36,292    44,432    32,241
 General and administrative......................................................   60,313    53,794    47,375
 Depreciation and amortization...................................................   33,182    31,192    28,536
 Interest expense, net (Note 5)..................................................   24,382    26,973    27,686
 Cancelled CART race settlement, net (Note 2)....................................   (1,361)       --        --
 Concession contract rights resolution (Note 2)..................................       --     3,185        --
 Acquisition loan cost amortization (Note 2).....................................       --        --     3,398
 Other income, net (Note 2)......................................................   (2,864)   (1,740)     (959)
                                                                                  --------  --------  --------
   Total Expenses and Other......................................................  281,745   275,065   248,927
                                                                                  --------  --------  --------
Income Before Income Taxes and Cumulative Effect Of Accounting Change............   94,933    79,232    68,566
Provision For Income Taxes (Note 7)..............................................  (37,341)  (31,100)  (27,123)
                                                                                  --------  --------  --------
Income Before Cumulative Effect Of Accounting Change.............................   57,592    48,132    41,443
Cumulative Effect Of Accounting Change For Club Membership Fees (Note 2).........       --    (1,257)       --
                                                                                  --------  --------  --------
Net Income....................................................................... $ 57,592  $ 46,875  $ 41,443
                                                                                  ========  ========  ========
Basic Earnings Per Share (Note 6):
 Before Cumulative Effect of Accounting Change................................... $   1.38  $   1.16  $   1.00
 Accounting Change...............................................................       --     (0.03)       --
                                                                                  --------  --------  --------
 Basic Earnings Per Share........................................................ $   1.38  $   1.13  $   1.00
                                                                                  ========  ========  ========
 Weighted average shares outstanding.............................................   41,753    41,663    41,569
Diluted Earnings Per Share (Note 6):
 Before Cumulative Effect of Accounting Change................................... $   1.34  $   1.13  $   0.97
 Accounting Change...............................................................       --     (0.03)       --
                                                                                  --------  --------  --------
 Diluted Earnings Per Share...................................................... $   1.34  $   1.10  $   0.97
                                                                                  ========  ========  ========
 Weighted average shares outstanding.............................................   44,367    44,715    44,960
Pro Forma Amounts Assuming Retroactive Application of Accounting Change (Note 2):
 Net Income...................................................................... $ 57,592  $ 48,132  $ 40,601
 Basic Earnings Per Share........................................................ $   1.38  $   1.16  $   0.98
 Diluted Earnings Per Share...................................................... $   1.34  $   1.13  $   0.95


                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 2001, 2000 and 1999
                                (In thousands)

                                                                                                   Accumulated   Total
                                                                Common Stock  Additional              Other      Stock-
                                                                -------------  Paid-In   Retained Comprehensive holders'
                                                                Shares Amount  Capital   Earnings     Loss       Equity
                                                                ------ ------ ---------- -------- ------------- --------
Balance, January 1, 1999....................................... 41,502  $415   $157,216  $129,897     $(408)    $287,120
 Net income....................................................     --    --         --    41,443        --       41,443
 Issuance of stock under employee stock purchase plan (Note 10)     60    --      1,535        --        --        1,535
 Exercise of stock options (Note 10)...........................     85     1      1,474        --        --        1,475
 Net unrealized gain on marketable equity securities...........     --    --         --        --       135          135
                                                                ------  ----   --------  --------     -----     --------
Balance, December 31, 1999..................................... 41,647   416    160,225   171,340      (273)     331,708
 Net income....................................................     --    --         --    46,875        --       46,875
 Issuance of stock under employee stock purchase plan (Note 10)     13    --        274        --        --          274
 Exercise of stock options (Note 10)...........................     79     1        660        --        --          661
 Net unrealized loss on marketable equity securities...........     --    --         --        --      (177)        (177)
                                                                ------  ----   --------  --------     -----     --------
Balance, December 31, 2000..................................... 41,739   417    161,159   218,215      (450)     379,341
 Net income....................................................     --    --         --    57,592        --       57,592
 Issuance of stock under employee stock purchase plan (Note 10)     85     1      1,094        --        --        1,095
 Exercise of stock options (Note 10)...........................     24    --        503        --        --          503
 Net unrealized gain on marketable equity securities...........     --    --         --        --       358          358
                                                                ------  ----   --------  --------     -----     --------
Balance, December 31, 2001..................................... 41,848  $418   $162,756  $275,807     $ (92)    $438,889
                                                                ======  ====   ========  ========     =====     ========




                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2001, 2000 and 1999
                                (In thousands)

                                                                                                          2001      2000
                                                                                                        --------  --------
Cash flows from operating activities:
 Net income............................................................................................ $ 57,592  $ 46,875
 Adjustments to reconcile net income to net cash provided by operating activities:
   Cumulative effect of accounting change..............................................................       --     1,257
   Depreciation and amortization.......................................................................   33,182    31,192
   Amortization of acquisition loan costs..............................................................       --        --
   Amortization of deferred income.....................................................................   (1,196)   (1,179)
 Deferred income tax provision.........................................................................   27,732    22,426
 Changes in operating assets and liabilities:
   Accounts receivable.................................................................................    5,039      (796)
   Prepaid income taxes................................................................................   (2,260)    1,191
   Inventories.........................................................................................     (621)   (1,200)
   Accounts payable....................................................................................      181    (8,088)
   Deferred race event income..........................................................................     (474)  (21,297)
   Accrued expenses and other liabilities..............................................................      104     2,578
   Deferred income.....................................................................................   (2,368)    1,790
   Other assets and liabilities........................................................................    2,133       873
                                                                                                        --------  --------
       Net Cash Provided By Operating Activities.......................................................  119,044    75,622
                                                                                                        --------  --------
Cash flows from financing activities:
 Borrowings under long-term debt.......................................................................       --        --
 Principal payments on long-term debt..................................................................  (12,324)  (47,234)
 Interest rate swap settlement.........................................................................    1,600        --
 Payments of debt issuance costs.......................................................................       --        --
 Exercise of common stock options......................................................................    1,095       661
 Issuance of stock under employee stock purchase plan..................................................      503       274
                                                                                                        --------  --------
       Net Cash Provided (Used) By Financing Activities................................................   (9,126)  (46,299)
                                                                                                        --------  --------
Cash flows from investing activities:
 Capital expenditures..................................................................................  (55,848)  (85,538)
 Proceeds from sale of property held for sale to affiliate.............................................       --    40,008
 Purchase of marketable equity securities and other investments........................................      (38)   (2,318)
 Proceeds from sales of marketable equity securities and other investments and distribution from equity
   method investee.....................................................................................      632        21
 Increase in notes and other receivables:
   Affiliates..........................................................................................  (14,631)   (7,407)
   Other...............................................................................................     (535)   (1,077)
 Repayment of notes and other receivables:
   Affiliates..........................................................................................   23,745     1,455
   Other...............................................................................................       --        --
                                                                                                        --------  --------
       Net Cash Used By Investing Activities...........................................................  (46,675)  (54,856)
                                                                                                        --------  --------
Net Increase (Decrease) In Cash and Cash Equivalents...................................................   63,243   (25,533)
Cash and Cash Equivalents at Beginning of Year.........................................................   30,737    56,270
                                                                                                        --------  --------
Cash and Cash Equivalents at End of Year............................................................... $ 93,980  $ 30,737
                                                                                                        ========  ========
Supplemental Cash Flow Information:
 Cash paid for interest, net of amounts capitalized.................................................... $ 29,328  $ 32,788
Supplemental Noncash Investing and Financing Activities Information:
 Increase in property held for sale for recovery of notes receivable (Note 4)..........................   12,180        --
 Increase in notes receivable for sale of Las Vegas Industrial Park and land (Note 8)..................       --    13,254

                                                                                                          1999
                                                                                                        ---------
Cash flows from operating activities:
 Net income............................................................................................ $  41,443
 Adjustments to reconcile net income to net cash provided by operating activities:
   Cumulative effect of accounting change..............................................................        --
   Depreciation and amortization.......................................................................    28,536
   Amortization of acquisition loan costs..............................................................     3,398
   Amortization of deferred income.....................................................................    (1,366)
 Deferred income tax provision.........................................................................    16,383
 Changes in operating assets and liabilities:
   Accounts receivable.................................................................................    (5,825)
   Prepaid income taxes................................................................................     6,219
   Inventories.........................................................................................    (4,447)
   Accounts payable....................................................................................    11,179
   Deferred race event income..........................................................................     8,636
   Accrued expenses and other liabilities..............................................................     5,680
   Deferred income.....................................................................................       376
   Other assets and liabilities........................................................................    (2,718)
                                                                                                        ---------
       Net Cash Provided By Operating Activities.......................................................   107,494
                                                                                                        ---------
Cash flows from financing activities:
 Borrowings under long-term debt.......................................................................   128,750
 Principal payments on long-term debt..................................................................  (124,805)
 Interest rate swap settlement.........................................................................        --
 Payments of debt issuance costs.......................................................................    (6,446)
 Exercise of common stock options......................................................................     1,475
 Issuance of stock under employee stock purchase plan..................................................     1,535
                                                                                                        ---------
       Net Cash Provided (Used) By Financing Activities................................................       509
                                                                                                        ---------
Cash flows from investing activities:
 Capital expenditures..................................................................................   (90,616)
 Proceeds from sale of property held for sale to affiliate.............................................        --
 Purchase of marketable equity securities and other investments........................................    (1,645)
 Proceeds from sales of marketable equity securities and other investments and distribution from equity
   method investee.....................................................................................     1,435
 Increase in notes and other receivables:
   Affiliates..........................................................................................    (1,860)
   Other...............................................................................................    (3,325)
 Repayment of notes and other receivables:
   Affiliates..........................................................................................     1,697
   Other...............................................................................................     7,182
                                                                                                        ---------
       Net Cash Used By Investing Activities...........................................................   (87,132)
                                                                                                        ---------
Net Increase (Decrease) In Cash and Cash Equivalents...................................................    20,871
Cash and Cash Equivalents at Beginning of Year.........................................................    35,399
                                                                                                        ---------
Cash and Cash Equivalents at End of Year............................................................... $  56,270
                                                                                                        =========
Supplemental Cash Flow Information:
 Cash paid for interest, net of amounts capitalized.................................................... $  24,942
Supplemental Noncash Investing and Financing Activities Information:
 Increase in property held for sale for recovery of notes receivable (Note 4)..........................        --
 Increase in notes receivable for sale of Las Vegas Industrial Park and land (Note 8)..................        --


                See notes to consolidated financial statements.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 Years Ended December 31, 2001, 2000 and 1999

1.  Basis of Presentation and Description of Business

   Basis of Presentation--The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc.
(BMS), Charlotte Motor Speedway LLC and subsidiaries a/k/a Lowe's Motor Speedway at Charlotte (LMSC), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Sears Point Raceway LLC (SPR), Texas Motor Speedway, Inc.
(TMS), Speedway Systems LLC d/b/a Finish Line Events and subsidiaries (FLE), Oil-Chem Research Corp. (ORC), Speedway Media LLC d/b/a Racing Country USA
(RCU), SoldUSA, Inc., Speedway Funding LLC, and Speedway Holdings, Inc. (collectively, the Company).

   Description of Business--AMS owns and operates a 1.54-mile lighted, quad-oval, asphalt superspeedway, and a 2.47-mile road course, located on approximately 820 acres in Hampton, Georgia. AMS currently hosts two major National Association for Stock Car Auto Racing (NASCAR) Winston Cup Series events annually, and one Busch Grand National race and one Automobile Racing Club of America (ARCA) race, each preceding a Winston Cup event. AMS also hosts motorsports related events such as auto, truck and motorcycle shows, as well as rents the racetrack throughout the year for driving schools, automobile testing and other activities. AMS has constructed 46 condominiums overlooking its speedway and is currently marketing the two remaining condominiums.

   BMS owns and operates a one-half mile lighted, 36-degree banked concrete oval speedway, and a one-quarter mile modern, lighted dragway, located on approximately 650 acres in Bristol, Tennessee. BMS currently hosts two major NASCAR Winston Cup events annually, and two NASCAR-sanctioned Busch Grand National races, each preceding a Winston Cup event. BMS also currently hosts an annual National Hot Rod Association (NHRA) sanctioned Nationals racing event and other bracket racing events, as well as various auto shows.

   LMSC owns and operates a 1.5-mile lighted quad-oval, asphalt superspeedway, a 4/10-mile, modern, lighted dirt track, a 2.25-mile road course, and several other on-site race tracks, located on approximately 1,140 acres in Concord, North Carolina. LMSC currently hosts three major NASCAR Winston Cup events annually, and two Busch Grand National and two ARCA races, each preceding a Winston Cup event. LMSC also promotes World of Outlaws (WOO), American Motorcycle Association (AMA) Series, and various other motorsports events throughout the year. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. LMSC has constructed 52 condominiums overlooking the main speedway, all of which have been sold.

   LMSC also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Speedway Club, which generates rental, membership, catering and dining revenues.

   LVMS owns and operates a 1.5-mile lighted quad-oval, asphalt superspeedway, a one-quarter mile modern, lighted dragway, a 4/10-mile, modern, lighted dirt track, and several other on-site race tracks, located on approximately 1,000 acres in Las Vegas, Nevada. LVMS currently promotes several annual NASCAR-sanctioned racing events, including a Winston Cup Series, Busch Grand National Series, Craftsman Truck Series, and two Winston West Series, racing events. LVMS currently promotes two annual NHRA-sanctioned Nationals events, as well as other NHRA and bracket drag racing events. LVMS also annually promotes WOO, drag racing, and various other motorsports events at its on-site paved and dirt tracks. The racetrack is also rented throughout the year for motorsports related activities such as driving schools and automobile testing.

   SPR, located on approximately 1,600 acres in Sonoma, California, owns and operates a 2.52-mile, twelve-turn asphalt road course, a one-quarter mile dragway, and a 157,000 square foot industrial park. SPR currently hosts one major NASCAR Winston Cup racing event annually. SPR also annually promotes a NASCAR- sanctioned Winston Southwest Series, a NHRA-sanctioned Nationals, as well as AMA, American LeMans and Sports Car Club of America (SCCA) racing events. The racetrack is also rented throughout the year by various organizations, including the SCCA, driving schools, major automobile manufacturers, and other car clubs. Significant renovations and expansion are currently underway at SPR (see Note 4).

   TMS, located on approximately 1,760 acres in Fort Worth, Texas, operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, and a 2.48-mile road course. TMS currently promotes one major NASCAR Winston Cup event annually, preceded by a Busch Grand National racing event, as well as two NASCAR-sanctioned Craftsman Truck and two IRL Series racing events. TMS also annually promotes WOO, AMA Series, and other racing events. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. TMS has constructed 76 condominiums above turn two overlooking the speedway, 70 of which have been sold or contracted for sale as of December 31, 2001.

   TMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Texas Motor Speedway Club, which generates rental, membership, catering and dining revenues.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

   FLE provides event food, beverage, and souvenir merchandising services to each of the Company's speedways and to other third party sports-oriented venues. See "Long-Term Management Contract and Asset Sale in 2002" below.

   Motorsports By Mail (MBM), a wholly-owned subsidiary of FLE, is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel.

   ORC produces an environmentally-friendly, metal-energizer that is promoted and distributed by direct-response and other advertising to wholesale and retail customers.

   RCU is a nationally-syndicated radio show with racing-oriented programming.

   SoldUSA is an internet auction and e-commerce company.

   Wild Man Industries (WMI), a division of FLE, is a screen printing and embroidery manufacturer and distributor of wholesale and retail apparel.

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

   Long-Term Management Contract and Asset Sale in Fiscal 2002--Certain Company subsidiaries and Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) executed a long-term food and beverage management agreement and an asset purchase agreement in November 2001, which closed in February 2002. The Levy Group will have exclusive rights to providing on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company's six speedways and other outside venues beginning February 2002. These services were previously provided by the Company's subsidiary Finish Line Events. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The contract period is initially ten years with renewal options for an additional ten year period. The Levy Group also purchased certain food and beverage machinery and equipment of FLE for approximately $10,000,000 in cash, representing net book value as of December 31, 2001. See Note 4 "Property Held For Sale" for additional information related to the assets being sold.

   The new management agreement will affect the Company's reporting of operating profits associated with its food, beverage and hospitality catering activities. Beginning in fiscal 2002, the Company's operating profits from such activities provided by the Levy Group will be reported as net event related revenue. Revenues and expenses associated with those services provided by FLE are presently included in event related revenue, direct expense of events and general and administrative expense.

2.  Significant Accounting Policies

   Principles of Consolidation--All significant intercompany accounts and transactions have been eliminated in consolidation.

   Revenue and Expense Recognition--The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. Admissions revenue consists of ticket sales. Event related revenue consists of amounts received from food, beverage and souvenir sales, sponsorship fees, promotional and hospitality revenues, luxury suite rentals, broadcasting rights other than NASCAR broadcasting revenue, track rentals, and other event and speedway related revenue. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company's speedways. Other operating revenue consists of Speedway Clubs' restaurant, catering and membership income, Legends Car and parts sales, and industrial park rentals, MBM, Oil-Chem, SoldUSA, WMI and certain FLE revenues.

   The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. Direct expense of events principally consists of cost of food, beverage and souvenir sales, non-NASCAR race purses and sanctioning fees, compensation of certain employees, advertising and outside event support services. NASCAR purse and sanction fees are paid to NASCAR for associated events held at the Company's speedways. Other direct operating expense includes the cost of Speedway Clubs, Legends Car, industrial park rental, MBM, Oil-Chem, SoldUSA and WMI revenues.

   The Company recognizes admissions and NASCAR broadcasting and other event related revenues when an event is held. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies.

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

   Accounting Change For Club Membership Fees--The Company reassessed and changed its revenue recognition policies for Speedway Club membership fees in 2000. The LMSC and TMS Speedway Clubs have sold extended memberships since their opening which entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments.

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

   Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenues and expenses. Actual future results could differ from those estimates.

   Cash and Cash Equivalents--The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of commercial paper and United States Treasury securities.

   Accounts Receivable--Accounts receivable are reported net of allowance for doubtful accounts of $1,749,000 and $1,351,000 at December 31, 2001 and 2000. The allowance for doubtful accounts was $951,000 at December 31, 1999. Bad debt expense amounted to $1,308,000 in 2001, $1,134,000 in 2000, and $660,000 in
1999, and allowance for doubtful accounts reductions for actual write-offs and recoveries of specific accounts receivable amounted to $910,000 in 2001, $734,000 in 2000, and $0 in 1999.

   Inventories--Inventories consist of souvenirs, finished vehicles, and food costs determined on a first-in, first-out basis, and apparel, metal-energizer, and parts and accessories product costs determined on an average current cost basis, and all inventories are stated at the lower of cost or market.

   Property and Equipment--Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense when incurred. Construction in progress includes all direct costs and capitalized interest on fixed assets under construction. Under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", management periodically evaluates long-lived assets for possible impairment based on expected future undiscounted operating cash flows attributable to such assets. Fully depreciated assets relieved from property and equipment amounted to approximately $4,100,000 in 2000 and $700,000 in 1999. Fully depreciated assets relieved from property and equipment in 2001 were not significant. Depreciation expense amounted to $31,315,000 in 2001, $29,286,000 in 2000, and $26,758,000 in 1999.

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

   Goodwill and Other Intangible Assets--Goodwill and other intangible assets represent the excess of business acquisition costs over the fair value of net assets acquired and are being amortized on a straight-line basis principally over 40 years for speedway acquisitions and 10 to 15 years for others. Goodwill and other intangible assets are reported net of accumulated amortization of $9,168,000 and $7,390,000 at December 31, 2001 and 2000. Of total net goodwill and other intangible assets at December 31, 2001, approximately $51,740,000 and $5,000,000 was associated with motorsports and non-motorsports related operations of the Company, respectively. Management periodically evaluates the recoverability of goodwill and other intangible assets based on expected future profitability and undiscounted operating cash flows of acquired businesses. As of January 1, 2002, the Company is adopting SFAS No. 142 "Goodwill and Other Intangibles Assets" which provides for nonamortization of goodwill and expanded impairment testing--see "Impact of New Accounting Standards" below.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

   Marketable Equity Securities--The Company's marketable equity securities are included in other noncurrent assets and are classified as "available for sale" as they are not bought and held principally for the purpose of near-term sale. Accordingly, these securities are reported at fair value, with temporary unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Management intends to hold these securities through at least fiscal 2002, and accordingly, they are reflected as non-current assets. Realized gains and losses on sales of marketable equity securities are determined using the specific identification method.

   At December 31, 2001 and 2000, the fair value of marketable equities securities was $718,000 and $864,000. Valuation allowances for unrealized losses of $92,000 and $450,000, net of $61,000 and $301,000 in tax benefits, are reflected as a charge to stockholders' equity to reduce the carrying amount of long-term marketable equity securities to market value as of December 31, 2001 and 2000, respectively. Marketable equity securities with fair value declines assessed as other than temporary resulted in recognized pretax losses of $554,000 in 2001. There were no such losses recognized in 2000 or 1999. Sales of marketable equity securities resulted in realized gains of $303,000 in 2001, realized losses of $7,000 in 2000, and realized gains of $415,000 in 1999. Such gross recognized losses for 2001, and gross realized gains and losses for 1999 through 2001, are reflected net as corresponding reclassification adjustments in other comprehensive loss for the respective periods.

   Deferred Financing Costs and Acquisition Loan Cost Amortization--Deferred financing costs are included in other noncurrent assets and amortized over the term of the related debt. Acquisition loan cost amortization resulted from financing costs incurred in obtaining an amended credit facility and acquisition loan to fund the Company's acquisition of LVMS in December 1998 (see Note 5). Associated deferred financing costs of $4,050,000 were amortized over the loan term which matured May 1999. Deferred financing costs of $13,997,000 and $14,381,000 are reported net of accumulated amortization of $6,521,000 and $4,912,000 at December 31, 2001 and 2000.

   Deferred Income--Deferred income as of December 31, 2001 and 2000 consists of (in thousands):

                                                      2001    2000
                                                     ------- -------
            TMS Preferred Seat License fees, net.... $ 9,992 $11,067
            Deferred Speedway Club membership income   3,653   3,616
            Deferred gain on TMS condominium sales..      --   2,259
            Other...................................   1,521     188
                                                     ------- -------
               Total................................ $15,166 $17,130
                                                     ======= =======

   TMS offers Preferred Seat License agreements whereby licensees are entitled to purchase annual TMS season-ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season-ticket packages when and as offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket. Also, licensees are not entitled to refunds for postponements or cancellation of events due to weather or certain other conditions. After May 31, 1999, license agreements became transferrable once each year subject to certain terms and conditions. Net PSL fees are deferred when received and amortized into income over the estimated useful life of TMS's facility or recognized upon license agreement termination.

   The LMSC and TMS Speedway Clubs sell extended memberships which entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments. Net membership revenues are deferred when billed and amortized into income over an estimated average membership term of ten years. The LMSC Speedway Club has also sold lifetime memberships which entitle individual members to certain private dining and racing event seating privileges. Net revenues from these lifetime membership fees were being amortized into income principally over 15 years ending in 2001. Net membership income, before income taxes, recognized for these extended and lifetime memberships was $669,000 in 2001, $674,000 in 2000, and $1,934,000 in
1999. On a pro forma basis, had the new accounting policy for club membership fees been in effect (see "Accounting Change" above), these fees, before income taxes, would have been $540,000 in 1999.

   Certain TMS condominium sales contracts provided buyers the right to require Company repurchase within three years from the purchase date. Gain recognition was deferred until the buyer's right expired. As of December 31, 2001, all such buyer rights have expired. Aggregate gains approximating $2,259,000, before income taxes, were recognized in 2001 upon expiration of such buyer rights and are included in other income. There were no such gains recognized in 2000 or 1999.

   Advertising Expenses--Event related advertising costs are expensed when an event is held and included principally in direct expense of events. Non-event related advertising costs, including direct-response advertising once primary media promotion has commenced, are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $16,385,000 in 2001, $21,187,000 in 2000, and $15,144,000 in 1999. There were no direct-response advertising costs deferred at December 31, 2001 or 2000.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

   Cancelled CART Race Settlement, Net--A major Championship Auto Racing Teams
(CART) racing event originally scheduled at TMS in April 2001 was not conducted as a result of a decision made by CART's sanctioning body. The Company offered refunds of paid tickets and certain other event revenues. In October 2001, Company legal action against CART claiming negligence and breach of contract was settled for approximately $5.0 million, representing recovery of associated sanction fees, race purse, various expenses, lost revenues and other damages. The CART settlement is reflected net of associated race event costs of approximately $3.6 million in 2001.

   Concession Contract Rights Resolution--In 1996, the Company acquired certain tangible and intangible assets and the operations of Sears Point Raceway. At that time, a third party enjoyed the contract rights to provide event food, beverage and souvenir merchandising services at SPR whose original contract was to expire in 2004. Since 1998, the Company's FLE subsidiary has provided such services. In September 2000, the Company reacquired such contract rights for approximately $3.2 million, including legal and other transaction costs. Management anticipates the present value of estimated net future benefits under the contract rights as of the resolution date exceeded its costs.

   Income Taxes--The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at amounts reported in the financial statements.

   Stock-Based Compensation--The Company continues to apply APB Opinion No. 25 "Accounting for Stock Issued to Employees" which recognizes compensation cost based on the intrinsic value of the equity instrument awarded as permitted under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." The pro forma effect on net income and earnings per share under the provisions of SFAS No. 123 is disclosed in Note 10.

   Fair Value of Financial Instruments--Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Marketable equity securities are carried at fair value. Notes receivable and bank revolving credit facility borrowings are frequently repriced variable interest rate financial instruments, and therefore, carrying values approximate fair value. Fixed rate senior subordinated notes and convertible subordinated debentures have carrying and fair values as of December 31, 2001 and 2000 as follows (in thousands):

                                            Carrying Value      Fair Value
                                           ----------------- -----------------
                                             2001     2000     2001     2000
                                           -------- -------- -------- --------
 8.5% Senior subordinated notes payable... $252,367 $252,788 $256,250 $243,125
 5.75% Convertible subordinated debentures   53,694   66,000   54,768   63,030

   Concentrations of Credit Risk--Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts and notes receivable, and marketable equity securities. The Company places its cash and cash equivalents with major high-credit qualified financial institutions, limiting its exposure to concentrations of credit risk. Concentrations of credit risk with respect to accounts receivable are limited due to the large numbers of customers, wide variety of customers and customer industries, and their broad geographical dispersion. The Company generally requires sufficient collateral equal or exceeding note amounts, or accepts notes from high-credit quality companies or high net-worth individuals, limiting its exposure to concentrations of credit risk. Concentrations of credit risk with respect to marketable equity securities are limited through portfolio diversification.

   Segment Disclosures--The Company periodically evaluates the possible effects of Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" on its financial statement disclosures. The Company's speedways and other motorsports related operations combined comprise one operating segment, and encompass all admissions and event related revenues and associated expenses. Other Company operations comprising non-motorsports related activities presently are not significant relative to those of motorsports related operations. As such, at this time, SFAS No. 131 continues to have no effect on the Company's financial statement disclosures.

   Impact of New Accounting Standards--The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires, among other things, that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Because the Company had no derivative instruments on January 1, 2001, adoption had no effect on the Company's financial statements or disclosures. See Note 5 for information on an interest rate swap agreement entered into and settled in 2001.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

   The Company adopted SFAS No. 141 "Business Combinations" as of July 1, 2001. SFAS No. 141 requires, among other things, the purchase method of accounting for business combinations initiated after June 30, 2001, eliminates the pooling-of-interests method and clarifies the criteria for recording intangible assets separate from goodwill. Adoption of SFAS No.141 had no significant impact on the Company's financial statements.

   The Company will adopt SFAS No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002. SFAS No. 142 specifies, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead will be evaluated for possible impairment at least annually. Under SFAS No. 142, the Company will cease amortizing goodwill, including goodwill from past business combinations, and periodically assess goodwill at the reporting unit level for possible impairment. The Company presently is assessing the effects of SFAS No. 142 and has until June 30, 2002 to assess initial goodwill impairment under transitional rules. Preliminary results indicate approximately $5.0 million of goodwill associated with certain non-motorsports related reporting units of the Company may be impaired under the new accounting guidelines. The Company expects to report such initial impairment, if any, as a non-cash cumulative effect of a change in accounting principle under SFAS No. 142. Goodwill amortization expense amounted to $1,778,000 in 2001, $1,775,000 in 2000, and $1,552,000 in 1999.

   In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" was issued specifying, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No.144 on January 1, 2002 and has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

   Reclassifications--Certain prior year accounts were reclassified to conform with current year presentation.

3.  Inventories

   Inventories as of December 31, 2001 and 2000 consist of (in thousands):

                                                      2001    2000
                                                     ------- -------
            Souvenirs and apparel................... $ 8,882 $ 9,421
            Finished vehicles, parts and accessories   5,289   4,212
            Oil additives, food and other...........   2,937   2,854
                                                     ------- -------
               Total................................ $17,108 $16,487
                                                     ======= =======

4.  Property Held For Sale and Property and Equipment

   Property Held For Sale--Property held for sale as of December 31, 2001 and 2000 consists of (in thousands):

                                                        2001    2000
                                                       ------- ------
          Land for development........................ $12,180     --
          Machinery and equipment under sales contract  10,003     --
          Speedway condominiums held for sale.........   4,202 $4,419
                                                       ------- ------
             Total.................................... $26,385 $4,419
                                                       ======= ======

   Land For Development--In December 2001, management foreclosed on and obtained ownership of property previously collateralizing past due notes receivable, including accrued interest, with carrying values aggregating $12,180,000. Independent appraised fair value less estimated selling costs supported reflecting the property based on the carrying value of the notes at foreclosure. Therefore, no gain or loss was recognized in the transaction. Management is in the process of developing and marketing the property for sale.

   Machinery and Equipment Under Sales Contract--Certain machinery and equipment of FLE was sold in connection with a management contract executed in November 2001, which closed in February 2002 (see Note 1 "Long-Term Management Contract and Asset Sale in Fiscal 2002"). The sales price is based on net book value as of December 31, 2001. As such, machinery and equipment with historical cost and accumulated depreciation of approximately $14,629,000 and $4,626,000, respectively, was reclassified as property held for sale in the accompanying December 31, 2001 consolidated balance sheet.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

   Speedway Condominiums Held for Sale--The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 44 and 70, respectively, have been sold or contracted for sale as of December 31, 2001. Speedway condominiums held for sale are recorded at cost, and represent two condominiums at AMS and six condominiums at TMS which are substantially complete and are being marketed.

   Property and Equipment--Property and equipment as of December 31, 2001 and 2000 is summarized as follows (dollars in thousands):

                                         Estimated
                                          Useful
                                           Lives     2001       2000
                                         --------- ---------  ---------
       Land and land improvements.......   5-25    $ 218,959  $ 210,649
       Racetracks and grandstands.......   5-45      432,740    392,495
       Buildings and luxury suites......   5-40      236,227    236,472
       Machinery and equipment..........   3-20       26,977     41,002
       Furniture and fixtures...........   5-20       17,641     16,347
       Autos and trucks.................   3-10        5,418      4,756
       Construction in progress.........              33,251     28,852
                                                   ---------  ---------
          Total.........................             971,213    930,573
          Less accumulated depreciation.            (158,059)  (132,092)
                                                   ---------  ---------
              Net.......................           $ 813,154  $ 798,481
                                                   =========  =========

   Construction In Progress--At December 31, 2001, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at each of its speedways. In addition, the Company plans to continue major renovations at SPR, including its ongoing modernization and reconfiguration into a "stadium-style" road racing course, adding a significant number of grandstand and hillside terrace seats, adding luxury suites, and improving and expanding concessions, restroom and other fan amenities and facilities. Modernization and reconstruction of SPR's dragway also continues featuring permanent seating, luxury suites, and extensive fan amenities. SPR plans to continue improving and expanding its on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. The estimated aggregate cost of capital expenditures in 2002 will approximate $55,000,000.

5.  Long-Term Debt

   Long-term debt as of December 31, 2001 and 2000 consists of (in thousands):

                                                  2001      2000
                                                --------  --------
            Revolving bank credit facility..... $ 90,000  $ 90,000
            Senior subordinated notes..........  252,367   252,788
            Convertible subordinated debentures   53,694    66,000
            Other notes payable................    1,252     1,309
                                                --------  --------
               Total...........................  397,313   410,097
                   Less current maturities.....   (1,228)     (168)
                                                --------  --------
                                                $396,085  $409,929
                                                ========  ========

   Annual maturities of long-term debt at December 31, 2001 are (in thousands):

                 2002................................. $  1,228
                 2003 (See "Planned Redemption" below)   53,718
                 2004.................................   90,000
                 2005.................................       --
                 2006.................................       --
                 Thereafter...........................  252,367
                                                       --------
                                                       $397,313
                                                       ========

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

   Bank Credit Facility--In May 1999, the Company obtained a long-term, secured, senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender (the Credit Facility). The Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, unused commitment fee of .2%, matures in May 2004, and is secured by a pledge of the capital stock and other equity interests of all material Company subsidiaries. The Company also agreed not to pledge its assets to any third party. The Credit Facility was used to fully repay and retire then outstanding borrowings under the Acquisition Loan (as described below) after reduction for the application of proceeds from the 1999 Senior Notes offering (as described below), and for working capital and general corporate purposes. At December 31, 2001, outstanding letters of credit amounted to $26,000.

   Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.25% or (ii) the greater of Bank of America's prime rate or the Federal Funds rate plus .5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, among other items, the Company is required to meet certain financial covenants, including specified levels of net worth and ratios of (i) debt to EBITDA and (ii) earnings before interest and taxes (EBIT) to interest expense. The Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without the consent of the lenders, and limits the Company's consolidated capital expenditures to amounts not to exceed $125 million annually and $500 million in the aggregate over the loan term. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, transactions with affiliates, guaranties, asset sales, investments, dividends, distributions and redemptions.

   Senior Subordinated Notes--In May 1999, the Company completed a private placement of 8 1/2 % senior subordinated notes (the 1999 Senior Notes) in the aggregate principal amount of $125,000,000. These notes were registered in July 1999. Net proceeds, after issuance at 103% of face value, commissions and discounts, approximated $125,737,000 and were used to repay a portion of the outstanding borrowings under the Acquisition Loan. The Company's 8 1/2 % senior subordinated notes of $125,000,000 issued in 1997, and the 1999 Senior Notes (hereafter referred to collectively as the Senior Notes), are substantially identical and governed by similar Indentures. The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002. Interest payments are due semi-annually on February 15 and August 15. The Senior Notes are subordinated to all present and future senior secured indebtedness of the Company. Redemption prices in fiscal year periods ending August 15 are 104.25% in 2002, 102.83% in 2003, 101.42% in 2004, and 100% in
2005 and thereafter.

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

   Convertible Subordinated Debentures--In 1996, the Company completed a private placement of 5 3/4% convertible subordinated debentures in the aggregate principal amount of $74,000,000. These debentures and the underlying equity securities were registered in 1996. In 2001, debentures aggregating $12,306,000 in principal were repurchased substantially at par. In 2000, debentures aggregating $8,000,000 in principal were repurchased at a discount resulting in a $460,000 gain, net of income taxes, which is included in other income due to immateriality. The debentures are unsecured, mature on September 30, 2003, are convertible into Company common stock at the holder's option after December 1, 1996 at $31.11 per share until maturity, and are redeemable at the Company's option at 101.64% through September 30, 2002, 100.82% through September 30, 2003 and par thereafter. Interest payments are due semi-annually on March 31 and September 30. The debentures are subordinated to all present and future secured indebtedness of the Company. As of December 31, 2001 and 2000, 1,726,000 and 2,122,000 shares of common stock would be issuable upon conversion (see Note 6).

   Planned Redemption--The Company is planning to redeem all of its outstanding convertible subordinated debentures on April 19, 2002. The Company's management, including the Board of Directors, believes redemption to be in the Company's long-term interest and an appropriate use of available funds. The redemption would reduce future interest expense and eliminate the associated dilution effect on earnings per share, and would be funded entirely from available cash and cash investments on hand. As such, the Company's cash and cash investments and long-term debt would be reduced by approximately $53,700,000 upon redemption, excluding redemption premium, accrued interest and transaction costs. The redemption premium, associated unamortized net deferred loan costs, and transaction costs would be reflected as a non-recurring charge to earnings in the period of redemption. Such charges are estimated to total approximately $1,400,000.

   Acquisition Loan--In November 1998, the Company's former credit facility was amended and restated (the Acquisition Loan) to fund the Company's December 1998 acquisition of LVMS. The Acquisition Loan was retired and repaid on May 28, 1999 concurrently with the issuance of senior subordinated notes and bank credit facility proceeds as described above.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

   Interest Rate Swap--The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize its combination of variable and fixed interest rate debt. In June 2001, the Company entered into an interest rate swap transaction with a financial institution that provided variable interest rate features on certain fixed rate senior subordinated debt obligations. The agreement provided that the Company pay a variable interest rate based on LIBOR, and that the Company receive a fixed interest rate of 5.9%, on a principal notional amount of $125,000,000. The swap was designated as a fair value hedge of the underlying fixed rate debt obligation, and met the conditions for assuming no ineffectiveness using the short-cut method under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". In September 2001, the swap agreement was terminated and settled with a $1,600,000 net payment to the Company. The $1,600,000 net payment was deferred when received and is being amortized into income as a yield adjustment to interest expense over the underlying hedged debt term through August 2007. Interest expense for 2001 reflects adjustments totaling $79,000.

   Interest Expense, Net--Interest expense, net includes interest expense of $28,521,000 in 2001, $31,482,000 in 2000, and $30,083,000 in 1999, and interest income of $4,139,000 in 2001, $4,509,000 in 2000, and $2,397,000 in 1999. The
Company capitalized interest costs of $2,386,000 in 2001, $2,912,000 in 2000, and $4,667,000 in 1999. The weighted-average interest rate on borrowings under bank revolving credit facilities was 5.0% in 2001, 7.6% in 2000, and 6.5% in 1999.

6.  Capital Structure and Per Share Data

   Preferred Stock--At December 31, 2001, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company's Board of Directors. No preferred shares were issued or outstanding at December 31, 2001 or 2000.

   Per Share Data--Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt (see Note 5). Anti-dilutive common stock equivalents for stock options of 297,000 in 2001, 404,000 in 2000, and 20,000 in 1999 were excluded in computing diluted earnings per share. The following schedule reconciles basic and diluted earnings per share (dollars and shares in thousands):

                                                                                         Year Ended December 31
                                                                                        ------------------------
                                                                                         2001    2000     1999
                                                                                        ------- -------  -------
Net income before accounting change.................................................... $57,592 $48,132  $41,443
Cumulative effect of accounting change for club memberships fees, net of taxes (Note 2)      --  (1,257)      --
Net income available to common stockholders............................................  57,592  46,875   41,443
Dilution effect of assumed conversions:
   Common stock equivalents--stock options.............................................      --      --       --
   5 3/4% Convertible debentures.......................................................   1,901   2,321    2,200
                                                                                        ------- -------  -------
Net income available to common stockholders and assumed conversions.................... $59,493 $49,196  $43,643
                                                                                        ======= =======  =======
Weighted average common shares outstanding.............................................  41,753  41,663   41,569
Dilution effect of assumed conversions:
   Common stock equivalents--stock options.............................................     704     699    1,012
   5 3/4% Convertible debentures.......................................................   1,910   2,353    2,379
                                                                                        ------- -------  -------
Weighted average common shares outstanding and assumed conversions.....................  44,367  44,715   44,960
                                                                                        ======= =======  =======
Basic earnings per share before accounting change...................................... $  1.38 $  1.16  $  1.00
Accounting change (Note 2).............................................................      --   (0.03)      --
                                                                                        ------- -------  -------
Basic earnings per share............................................................... $  1.38 $  1.13  $  1.00
                                                                                        ======= =======  =======
Diluted earnings per share before accounting change.................................... $  1.34 $  1.13  $  0.97
Accounting change (Note 2).............................................................      --   (0.03)      --
                                                                                        ------- -------  -------
Basic earnings per share............................................................... $  1.34 $  1.10  $  0.97
                                                                                        ======= =======  =======

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

7.  Income Taxes

   Components of the provision for income taxes are (in thousands):

                                  2001    2000    1999
                                 ------- ------- -------
                       Current.. $ 9,609 $ 8,674 $10,740
                       Deferred.  27,732  22,426  16,383
                                 ------- ------- -------
                          Total. $37,341 $31,100 $27,123
                                 ======= ======= =======

   Reconciliation of statutory federal and effective income tax rates is as follows:

                                                                2001 2000 1999
                                                                ---- ---- ----
 Statutory federal tax rate....................................  35%  35%  35%
 State and local income taxes, net of federal income tax effect   3    3    4
 Other, net....................................................   1    1   --
                                                                -     --   --
    Total......................................................  39%  39%  39%
                                                                 ==   ==   ==

   Tax effects of temporary differences resulting in deferred income taxes are (in thousands):

                                                                2001      2000
                                                              --------  --------
Deferred tax liabilities:
   Property and equipment.................................... $133,195  $107,889
   Expenses deducted for tax purposes and other..............    1,032       768
                                                              --------  --------
       Subtotal..............................................  134,227   108,657
                                                              --------  --------
Deferred tax assets:
   Income previously recognized for tax purposes.............     (636)   (1,210)
   Stock option compensation expense.........................     (468)     (632)
   PSL and other deferred income recognized for tax purposes.   (5,143)   (5,276)
   State and federal net operating loss carryforwards........   (3,284)   (7,201)
   Alternative minimum tax credit............................  (22,618)  (20,232)
                                                              --------  --------
       Subtotal..............................................  (32,149)  (34,551)
                                                              --------  --------
Total net deferred tax liability............................. $102,078  $ 74,106
                                                              ========  ========

   The Company made income tax payments during 2001, 2000, and 1999 totaling approximately $14,742,000, $13,155,000, and $15,375,000, respectively. At
December 31, 2001, the Company has approximately $111,963,000 of state net operating loss carryforwards which expire in 2003 through 2020, and approximately $22,618,000 of alternative minimum tax credits that do not expire. No valuation allowance against deferred tax assets has been recorded for 2001 or 2000 as management believes realization is more likely than not.

8.  Related Party Transactions

   Notes and other receivables from affiliates at December 31, 2001 and 2000 include $925,000 and $886,000 due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner, including accrued interest. The note bears interest at 1% over prime, is collateralized by certain partnership land, and is payable on demand. Because the Company does not anticipate or require repayment during 2002, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet. The Board of Directors, including SMI's independent directors, have reviewed this transaction and have determined it to be an appropriate use of available Company funds based on interest rates at the original transaction date and the underlying note collateral and creditworthiness of the Company's Chairman and his partnership.

   Notes and other receivables from affiliates at December 31, 2001 and 2000 include $6,238,000 and $4,945,000 due from the Company's Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman, and accrued interest. The amount due bears interest at 1% over prime and is payable on demand. Because the Company does not anticipate or require repayment during 2002, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet. The Board of Directors, including SMI's independent directors, have reviewed this compensatory arrangement and have determined it to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

   Notes and other receivables from affiliates at December 31, 2001 include $440,000 due from a corporation which is a Company affiliate through common ownership by the Company's Chairman and Chief Executive Officer. From time to time, the Company makes cash advances for various corporate purposes on behalf of the affiliate. The amount due is collateralized by certain personal property, is payable on demand and is classified as short-term based on expected repayment date. There were no amounts outstanding due at December 31, 2000. The Board of Directors, including SMI's independent directors, have reviewed this transaction and have determined it to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company's Chairman and the affiliate.

   In January 2000, the Company sold the 1.4 million square-foot Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC, an entity owned by the Company's Chairman and Chief Executive Officer, for approximately $53.3 million paid in cash of $40.0 million and a note receivable of $13.3 million. The sales price approximated the Company's net carrying value as of December 31, 1999 and selling costs. Notes and other receivables from affiliates at December 31, 2000 include $15,383,000 due from Las Vegas Industrial Park, LLC, including accrued interest based on LIBOR plus 2.00%. The note and accrued interest were repaid in 2001, and there are no amounts outstanding due at December 31, 2001.

   The Company has made loans to Sonic Financial Corp. (Sonic Financial), a Company affiliate through common ownership by the Company's Chairman and Chief Executive Officer, and to Las Vegas Industrial Park, LLC. Notes and other receivables from affiliates, current, include $6,957,000 and $940,000 due from Sonic Financial at December 31, 2001 and 2000, and $1,643,000 due from Las Vegas Industrial Park, LLC at December 31, 2000. The amounts due bear interest at 1% over prime, are payable on demand, and are classified as short-term based on expected repayment dates. The amount due from Las Vegas Industrial Park, LLC was repaid in 2001, and there are no amounts outstanding due at December 31, 2001. The Board of Directors, including SMI's independent directors, have reviewed these transactions and have determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company's Chairman.

   Amounts payable to affiliates at December 31, 2001 and 2000 include $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. Amounts payable to affiliates at December 31, 2001 and 2000 also include $889,000 and $1,317,000 owed to a former LVMS shareholder and executive officer in equal monthly payments through December 2003 at 6.4% imputed interest. The Company believes that the terms of these loans and advances are more favorable than those that could be obtained in an arm's-length transaction with an unrelated third-party.

   600 Racing leases an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company's Chairman and Chief Executive Officer, under an annually renewable lease agreement. Rent expense approximated $143,000 in 2001 and $144,000 in 2000 and 1999. The lease contains terms more favorable to the Company than terms that would be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested directors of SMI, on behalf of the Company, has evaluated this lease, assisted by independent counsel and real estate experts, and has concluded that the lease is in the best interests of the Company and its stockholders. The economic terms of the lease were based on several factors, including projected earnings capacity of 600 Racing, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties.

   In 2001, LVMS leased a fleet of new vehicles for use by its employees from Nevada Dodge, a subsidiary of Sonic Automotive, Inc. (SAI), an entity in which the Company's Chairman and Chief Executive Officer is a controlling stockholder, for approximately $217,000. The Company believes these lease terms approximate market value.

   Oil-Chem sold z-Max oil additive product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $665,000 in 2001, $389,000 in 2000, and were insignificant in 1999. These sales occurred on terms no less favorable than could be obtained in an arm's-length transaction from an unrelated third party buyer.

   SAI and its dealerships frequently purchase various apparel items, which are screen-printed with SAI and dealership logos, for its employees as part of internal marketing and sales promotions. SAI and its dealerships purchase such items from several companies, including WMI. Total purchases from WMI by SAI and its dealerships approximated $219,000 in 2001, $160,000 in 2000, and were insignificant in 1999. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm's-length transaction with an unrelated third party.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

   In connection with the supervision and management of significant construction and renovation projects at SAI dealerships in 2000, SAI paid approximately $110,000 to SMI in 2000 for project management services provided to SAI by six SMI employees with expertise in these areas. There were no significant project management services provided in 2001 or 1999. The Company believes the terms of providing these services to SAI are no less favorable than, and commensurate with, terms SMI could obtain for providing similar services in an arm's-length transaction with an unrelated third party based on SMI's national and regional experience in retaining third party project managers for various Company construction projects.

   Interest income of $1,933,000 in 2001, $1,568,000 in 2000, and $179,000 in
1999 was earned on amounts due from related parties. Interest expense of $270,000 in 2001, $308,000 in 2000, and $266,000 in 1999 was accrued on amounts payable to affiliates.

9.  Legal Proceedings and Contingencies

   On May 1, 1999, during the running of an Indy Racing League Series racing event at LMSC, an on-track accident occurred that caused race debris to enter the spectator seating area (the "May 1999 IRL Accident"). On February 13, 2001, the parents of Haley A. McGee filed a personal injury action related to the May 1999 IRL Accident against SMI, LMSC and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of the minor, Haley A. McGee, as well as the medical expenses incurred and wages lost by her parents. On April 23, 2001, SMI filed its answer in this action. SMI intends to defend itself and to deny the allegations of negligence as well as related claims for punitive damages. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

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

   On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMSC, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure was the result of excessive interior corrosion resulting from improperly manufactured bridge components. Tindall Corporation designed, manufactured and constructed the portion of the pedestrian bridge that failed. Tindall contends that a product that Tindall purchased from Anti-Hydro International, Inc. and that Tindall incorporated into the bridge caused the corrosion.

   To date, 34 separate lawsuits have been filed by individuals claiming injuries and wrongful death from the bridge failure on May 20, 2000, including one new lawsuit filed since the beginning of the fourth quarter of 2001. Generally, these lawsuits were filed against SMI, LMSC, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages.

   The following plaintiffs have filed claims in this matter to date and since the beginning of 2001 on the dates indicated: Bryan Heath Baker, Susan D. Baker, John A. Hepler, III, Tammy L. Hepler, Curtis D. Hepler and Patricia B. Hepler, October 12, 2000; Richard F. Brenner and Eileen M. Brenner, November 13, 2000; Kenneth Michael Brown, Sandra D. Melton, Robert Morris Melton, Jr., Robert Christopher Melton, Cammie L. Yarborough, Charles Lynn Yarborough, Cammie Yarborough as parent and natural guardian of Alexandria V. Yarborough, May 31, 2000; Thomas A. Joyner, Jr. and Cathy B. Joyner, August 24, 2000; William A. Malesich, November 13, 2000; Hugh E. Merchant and Dallas B. Merchant, December 4, 2000; James H. Merchant, Melissa K. Merchant, James Shelby Merchant, and Melissa K. Merchant as parent and Guardian Ad Litem for Logan A. Merchant, minor, December 27, 2000; Alexander Watson, November 13, 2000; Matthew T. Watson, November 13, 2000; David G. Yetter and Ruth M. Yetter, November 13, 2000; Henry Stevenson Crawford and Carolyn E. Crawford, December 18, 2000; Michael L. Propes and Susan Propes, December 18, 2000; Terrell Kearse, Deborah Kearse, Michael Kearse and Pam Kearse, February 16, 2001; John Emery, February 23, 2001; and Tracy Foster, February 23, 2001; Steven Gregory Southern, March 21, 2001; Susie O'Parrish, March 21, 2001; Terry L. Dennie, March 29, 2001; Tammy L. Potter-Dennie, March 29, 2001; Billy Ashburn, Teresa Ashburn and Shea Ashburn, a minor appearing by and through his Guardian Ad Litem, Eric C. Morgan, April 23, 2001; Jack Medlin and Anne Medlin, April 23, 2001; Deborah Lynn Ketner and Steve Ketner, April 23, 2001; John Nicola, Jr., Ellen Nicola and John Nicola, Sr., April 23, 2001; Susan Ann Anderson, April 23, 2001; and Kandi Tipton, May 1, 2001; Michael Kevin Neal and Torene Rumfelt Neal, May 2, 2001; Jack T. Blevins, Sr., Tina Louise Blevins and Bridget Repsher, May 14, 2001; Jeff Hill and Jodi Hill, May 30, 2001; Cindy Taylor, Arthur M. Taylor and Brody Patrick Wright (a minor), June 21, 2001; Hurley Long and Pauline Long, July 23, 2001; Edwin L. King and

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

Patricia C. King, August 27, 2001; Scott A. Hansen and Pamela C. Hansen, August 28, 2001; William R. Coltrane, September 6, 2001; and Mark Craven and Tim Roegge, December 17, 2001.

   Discovery is proceeding in all of the cases but will not be completed until June 2002. All of the state court lawsuits have been consolidated before one judge and are pending in Mecklenburg County. The federal lawsuits are progressing under the same discovery plan that the parties are following in the consolidated state court lawsuit. SMI is vigorously defending itself and denies the allegations of negligence as well as the related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future. Management does not believe the outcome of these lawsuits or this incident will have a material adverse effect on the Company's financial position or future results of operations.

   On May 24, 2000, a Petition for Writ of Mandate, Declaratory Relief and Injunctive Relief was filed in the Superior Court of California, Sonoma County styled Yellow Flag Alliance, Tony Lilly and Nancy Lilly vs. Sonoma County and Sonoma County Board of Supervisors. This action was brought to challenge the Sonoma County Board of Supervisors' decision to authorize SPR to proceed with a renovation project. In particular, the petitioners claim that the County board failed to follow certain of California's environmental statutes requiring evaluation of the impact the renovation would have on the environment such as noise, traffic, visual impairments, land use and zoning issues. Although neither SMI nor SPR is named in the action, an adverse outcome could impact our ability to expand the facility as planned. SMI believes that the Petition has no basis and will defend itself vigorously. Management does not believe the outcome of this incident will have a material adverse effect on the Company's financial position or future results of operations.

   On August 23, 2000, a shareholder derivative complaint was filed against SMI and its directors in the Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. "Humpy" Wheeler, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack L. Kemp and Speedway Motorsports, Inc. (the "Crandon Complaint"), alleges that in February 2000, SMI sold the Las Vegas Industrial Park--R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, SMI's Chief Executive Officer, Chairman and majority stockholder, at less than these properties' fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. Plaintiffs are seeking unspecified damages, SMI's establishment of a system of internal controls and procedures, rescission of the transaction with Mr. Smith or, alternatively, unspecified rescissory damages from Mr. Smith, and plaintiff's costs and attorney fees. On September 13, 2000, a second complaint, styled Kathy Mayo v. O. Bruton Smith, H.A. "Humpy" Wheeler, William R. Brooks, Mark M. Gambill, Jack L. Kemp and Speedway Motorsports, Inc. (the "Mayo Complaint"), was filed in Delaware Chancery Court raising the same allegations and seeking the same relief as the Crandon Complaint. SMI has filed answers denying the allegations of both complaints. The Delaware court consolidated the two cases. SMI believes that the consolidated complaints have no basis and will defend the action vigorously. The Mayo complaint has since been dismissed. Discovery in the Crandon matter is ongoing. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

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

   On April 18, 2001, Cracker Barrel Old Country Store, Inc. filed a complaint against AMS, SMI, NASCAR and Fox Entertainment Group, Inc. in the Chancery Court for Wilson County, Tennessee. The action was removed by the Defendants to the United States District Court for the Middle District of Tennessee. Cracker Barrel alleges that AMS breached its sponsorship contract for the March 11, 2001 Cracker Barrel 500 Winston Cup event at AMS, and alleges that SMI tortiously interfered with this contract. Cracker Barrel contends that as a result of the sponsorship contract, it was entitled to receive certain exposure from the national broadcast of the race. AMS and SMI deny the allegations. Cracker Barrel seeks unspecified compensatory, punitive and treble damages, as well as costs and attorney fees. The Company has filed an answer in this matter and the parties have begun discovery. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

   On February 13, 2002, Francis Ferko, as a shareholder of SMI, filed a lawsuit in the United States Federal Court for the Eastern District of Texas against NASCAR and International Speedway Corporation (ISC) alleging, among other things, that NASCAR and ISC unlawfully refused to award SMI a NASCAR Winston Cup Series race date at TMS. The plaintiff demands judgement against defendants NASCAR and ISC for a Winston Cup Series race date at TMS, monetary damages and other relief. SMI was named as a necessary party to the lawsuit, since the lawsuit is being brought on behalf of the Company shareholder. The Company has not taken any position with respect to this matter.

   A major Championship Auto Racing Teams racing event originally scheduled at TMS on April 29, 2001 was not conducted as a result of a decision made by CART's sanctioning body. The Company offered refunds of paid tickets and certain other event revenues. On May 3, 2001, the Company filed an action against CART in the United States District Court for the Eastern District of Texas, claiming, among other things, that CART was negligent and that it breached its contract. On October 12, 2001, this legal action was settled for approximately $5.0 million, representing recovery by the Company of the associated sanction fees, race purse, various expenses, lost revenues and other damages.

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

10.  Stock Option Plans

   1994 Stock Option Plan--The Board of Directors and stockholders of SMI adopted the Company's 1994 Stock Option Plan in order to attract and retain key personnel. Under the stock option plan, options to purchase up to an aggregate of 3,000,000 shares of common stock may be granted to directors, officers and key employees of SMI and its subsidiaries. At December 31, 2001, no options for additional shares are available for future grant. All options to purchase shares under this plan expire ten years from grant date. At the Company's Annual Meeting on May 9, 2002 stockholders are voting on a proposed plan amendment to increase the authorized number of shares of common stock issuable thereunder to 4,000,000. Of the options granted in 2001, options to purchase 167,000 shares of common stock were granted subject to stockholder approval of such amendment. All options provide for the purchase of common stock at a price as determined by the Compensation Committee of the Board of Directors. The exercise price of all stock options granted in 1999 through 2001 was the fair or trading value of the Company's common stock at grant date. Other option information regarding the 1994 Stock Option Plan for 1999 through 2001 is summarized as follows:

                                                                  Weighted
                                                                  Average
                                     Shares in Exercise Price Per Exercise
                                     Thousands       Share         Price
                                     --------- ------------------ --------
     Outstanding, January 1, 1999...   1,478     $ 3.75 - $25.63   $12.56
     Granted........................     505      26.88 -  41.13    35.95
     Cancelled......................      (5)              23.50    23.50
     Exercised......................     (85)      9.00 -  23.50    17.67
                                       -----    ----------------   ------
     Outstanding, December 31, 1999.   1,893       3.75 -  41.13    18.56
     Granted........................     455      22.38 -  33.81    26.04
     Cancelled......................     (23)     33.81 -  41.13    36.99
     Exercised......................     (79)      3.75 -   9.00     8.39
                                       -----    ----------------   ------
     Outstanding, December 31, 2000.   2,246       3.75 -  41.13    20.23
     Granted........................     445      18.85 -  23.21    19.00
     Exercised......................     (86)      3.75 -  22.38    12.80
     Cancelled......................     (45)      9.00 -  33.81    21.31
                                       -----    ----------------   ------
     Outstanding, December 31, 2001.   2,560    $   3.75- $41.13   $20.25
                                       =====    ================   ======

   As of December 31, 2001, 2000, and 1999, options aggregating 1,933,000, 2,057,000, and 1,618,000, were exercisable at weighted average exercise prices of $19.78, $18.97, and $16.04 per share, and had weighted average remaining contractual lives of 5.7, 6.6, and 6.6 years, respectively.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

   Formula Stock Option Plan--The Company's Board of Directors and stockholders adopted the Formula Stock Option Plan for the benefit of the Company's outside directors. The plan authorizes options to purchase up to an aggregate of 800,000 shares of common stock. At December 31, 2001, options for approximately 520,000 additional shares are available for future grant. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 20,000 shares of common stock at an exercise price equal to the fair market value per share at award date. At the Company's 2002 Annual Meeting stockholders are voting on proposed plan amendments to reduce the number of shares of common stock awarded annually to each outside director to 10,000. Other option information regarding the Formula Option Plan for 1999 through 2001 is summarized as follows:

                                                                 Weighted
                                                    Exercise     Average
                                       Shares in      Price      Exercise
                                       Thousands    Per Share     Price
                                       --------- --------------- --------
       Outstanding, January 1, 1999...    100    $14.94 - $24.81  $21.16
       Granted........................     40              27.88   27.88
       Exercised......................     --                 --      --
                                          ---    ---------------  ------
       Outstanding, December 31, 1999.    140      14.94 - 27.88   23.08
       Granted........................     60              27.13   27.13
       Exercised......................     --                 --      --
                                          ---    ---------------  ------
       Outstanding, December 31, 2000.    200      14.94 - 27.88   24.29
       Granted........................     60              22.31   22.31
       Exercised......................     --                 --      --
                                          ---    ---------------  ------
       Outstanding, December 31, 2001.    260    $14.94 - $27.88  $23.84
                                          ===    ===============  ======

   All options outstanding as of December 31, 2001, 2000, and 1999 were exercisable, and had weighted average remaining contractual lives of 7.0, 7.5, and 7.9 years, respectively.

   Effective January 2, 2002, the Company granted options to purchase an additional 10,000 shares to each of the five outside directors at an exercise price per share of $25.65 at award date which equaled fair value at date of grant. The options are subject to stockholder approval of an amendment to the Formula Stock Option Plan at the Annual Meeting.

   Stock-Based Compensation Information--As discussed in Note 2, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company granted 505,000, 515,000, and 545,000 options in 2001, 2000, and 1999 with weighted average grant-date fair values of $9.24, $10.38, and $12.56, respectively, under both stock option plans. No compensation cost has been recognized for the stock option plans. Had compensation cost for the stock options been determined based on the fair value method as prescribed by SFAS No. 123, the Company's pro forma net income and basic and diluted earnings per share would have been $54,763,000 or $1.31 and $1.28 per share for 2001, $43,631,000 or $1.05 and $1.03 per share for 2000, and $37,308,000 or $0.90 and $0.88 per share for 1999.

   The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 49.1% in 2001, 50.1% in 2000, and 44.7% in 1999; risk-free interest rates of 4.0% in 2001, 6.0% in 2000, and 5.5% in 1999; and expected lives of 5.0 years in 2001 and 3.0 years in 2000 and 1999. The model reflects that no dividends were declared in 1999 through 2001.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

   Options outstanding and exercisable for both stock option plans as of December 31, 2001 are as follows (shares in thousands):

                             Options Outstanding              Options Exercisable
                       -------------------------------- --------------------------------
                                     Weighted Average                 Weighted Average
                                   --------------------             --------------------
   Average Range                             Remaining                        Remaining
   of Exercise           Number    Exercise Contractual   Number    Exercise Contractual
      Prices           Outstanding  Price      Life     Exercisable  Price      Life
  --------------       ----------- -------- ----------- ----------- -------- -----------
                                            (in years)                       (in years)
            $3.75           583     $ 3.75      3.0          583     $ 3.75      3.0
             9.00           131       9.00      3.2          131       9.00      3.2
     14.94 - 20.63          515      18.50      8.6          110      17.21      4.4
     22.31 - 22.38          247      22.36      8.6          247      22.36      8.7
     23.00 - 25.63          640      24.17      6.1          640      24.17      6.1
     26.88 - 29.13          315      28.48      7.9          228      28.24      7.8
            33.81           109      33.81      8.2          109      33.81      8.2
            41.13           280      41.13      7.5          240      41.13      7.5
-                         -----     ------      ---        -----     ------      ---
     $3.75 - $41.13       2,820     $20.58      6.5        2,288     $20.20      5.8
     ============         =====     ======      ===        =====     ======      ===

   Employee Stock Purchase Plan--The Company's Board of Directors and stockholders adopted the SMI Employee Stock Purchase Plan to provide employees the opportunity to acquire stock ownership. An aggregate total of 400,000 shares of common stock have been reserved for purchase under the plan. At December 31, 2001, options for approximately 262,000 additional shares are available for future grant. Each January 1, eligible employees electing to participate will be granted an option to purchase shares of common stock. Prior to each January 1, the Compensation Committee of the Board of Directors determines the number of shares available for purchase under each option, with the same number of shares to be available under each option granted on the same grant date. No participant can be granted options to purchase more than 500 shares in each calendar year, nor which would allow an employee to purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. Participating employees designate a limited percentage of their annual compensation or may directly contribute an amount for deferral as contributions to the Plan. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Options granted may be exercised once at the end of each calendar quarter, and will be automatically exercised to the extent of each participant's contributions. Options granted that are unexercised expire at the end of each calendar year.

   In 2001, 2000, and 1999, employees purchased approximately 24,000, 13,000, and 60,000 shares granted under the Plan on January 1, 2001, 2000, and 1999 at an average purchase price of $21.10, $20.47, and $25.48 per share, respectively.

11.  Employee Benefit Plan

   The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to all Company employees meeting certain eligibility requirements. The Plan allows participants to elect contributions of up to 15% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants are fully vested in Company matching contributions after five years. The Company's contributions to the Plan were $167,000 in 2001, $243,000 in 2000, and $161,000 in 1999.

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

12.  Condensed Guarantor and Non-Guarantor Financial Information

   The Company's Credit Facility and Senior Subordinated Notes are joint and severally guaranteed by all of the Company's wholly-owned subsidiaries except for certain minor wholly-owned subsidiaries. The following table presents condensed consolidating financial information of the Company's guarantor and non-guarantor subsidiaries as of December 31, 2001 and 2000 and for each of the three years ended December 31, 2001 (in thousands):

                 Condensed Consolidating Balance Sheets as of
                          December 31, 2001 and 2000

                                                                         December 31, 2001
                                                       ----------------------------------------------------- --------
                                                                             Non-
                                                        Parent    Guar-     Guar-      Elimin-     Consoli-   Parent
                                                         Only     antors    antors     ations       dated      Only
                                                       -------- ---------- --------  -----------  ---------- --------
Current assets........................................ $ 88,515 $   58,194 $  4,223  $    (2,800) $  148,132 $ 15,423
Property held for sale and property and equipment, net   24,351    813,425    1,763           --     839,539   10,640
Goodwill and other intangible assets, net.............    4,831     47,341    4,570           --      56,742    5,066
Other assets..........................................   15,017      4,031      117           --      19,165   27,017
Advances to and
 investments in subsidiaries, net.....................  807,003    839,570  (13,975)  (1,632,598)         --  805,871
                                                       -------- ---------- --------  -----------  ---------- --------
Total assets.......................................... $939,717 $1,762,561 $ (3,302) $(1,635,398) $1,063,578 $864,017
                                                       ======== ========== ========  ===========  ========== ========

Current liabilities................................... $ 15,319 $   87,174 $  2,335  $     1,226  $  106,054 $ 15,694
Long-term debt........................................  396,061        188    1,064       (1,228)    396,085  408,788
Other liabilities.....................................   89,448     33,140      (27)         (11)    122,550   60,194
                                                       -------- ---------- --------  -----------  ---------- --------
Total liabilities.....................................  500,828    120,502    3,372          (13)    624,689  484,676
Total stockholders' equity and (deficiency)...........  438,889  1,642,059   (6,674)  (1,635,385)    438,889  379,341
                                                       -------- ---------- --------  -----------  ---------- --------
Total liabilities and
 stockholders' equity (deficiency).................... $939,717 $1,762,561 $ (3,302) $(1,635,398) $1,063,578 $864,017
                                                       ======== ========== ========  ===========  ========== ========


                                                                    Non-
                                                        Guar-      Guar-     Elimin-   Consoli-
                                                        antors     antors    ations     dated
                                                       ---------  --------  ---------  --------
Current assets........................................ $  63,008  $  7,280  $  (2,408) $ 83,303
Property held for sale and property and equipment, net   788,925     2,685        650   802,900
Goodwill and other intangible assets, net.............    49,314     4,725         --    59,105
Other assets..........................................    20,189       108       (665)   46,649
Advances to and
 investments in subsidiaries, net.....................  (227,732)  (14,837)  (563,302)       --
                                                       ---------  --------  ---------  --------
Total assets.......................................... $ 693,704  $    (39) $(565,725) $991,957
                                                       =========  ========  =========  ========

Current liabilities................................... $  86,972  $  1,983  $     534  $105,183
Long-term debt........................................       305     1,000       (164)  409,929
Other liabilities.....................................    37,348       (27)       (11)   97,504
                                                       ---------  --------  ---------  --------
Total liabilities.....................................   124,625     2,956        359   612,616
Total stockholders' equity and (deficiency)...........   569,079    (2,995)  (566,084)  379,341
                                                       ---------  --------  ---------  --------
Total liabilities and
 stockholders' equity (deficiency).................... $ 693,704  $    (39) $(565,725) $991,957
                                                       =========  ========  =========  ========

  -----------------------------------------------------------------------------

                  SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

               Condensed Consolidating Statements of Operations
             For the Years Ended December 31, 2001, 2000 and 1999

                                                                2001                                         2000
                                            -------------------------------------------- ------------------------------------
                                                              Non-                                          Non-
                                            Parent   Guar-   Guar-    Elimi-    Consoli- Parent    Guar-   Guar-    Elimi-
                                             Only    antors  antors   nations    dated    Only     antors  antors   nations
                                            ------- -------- -------  --------  -------- -------  -------- -------  --------
Total revenues............................. $ 1,160 $363,891 $11,627        --  $376,678 $ 3,455  $332,357 $18,485        --
Total expenses and other...................   3,733  260,318  17,694        --   281,745    (959)  252,049  23,975        --
Equity in net income (loss) of subsidiaries  59,153       --      --  $(59,153)       -- $45,453        --      --  $(45,453)
Net income (loss).......................... $57,592 $ 62,834 $(3,681) $(59,153) $ 57,592 $46,875  $ 48,788 $(3,335) $(45,453)
                                            ======= ======== =======  ========  ======== =======  ======== =======  ========

                                                                1999
                                            --------------------------------------------
                                                                       Non-
                                            Consoli- Parent   Guar-   Guar-    Elimi-    Consoli-
                                             dated    Only    antors  antors   nations    dated
                                            -------- ------- -------- -------  --------  --------
Total revenues............................. $354,297 $   641 $309,179 $ 7,673        --  $317,493
Total expenses and other...................  275,065     773  234,976  13,178        --   248,927
Equity in net income (loss) of subsidiaries       --  41,521       --      --   (41,521)       --
Net income (loss).......................... $ 46,875 $41,443 $ 44,848 $(3,327) $(41,521) $ 41,443
                                            ======== ======= ======== =======  ========  ========


               Condensed Consolidating Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000 and 1999

                                                                2001                                   2000
                                                 ----------------------------------    -----------------------------------
                                                                     Non-                                   Non-
                                                 Parent    Guar-    Guar-  Consoli-     Parent    Guar-    Guar-  Consoli-
                                                  Only     antors   antors  dated        Only     antors   antors  dated
                                                 -------  --------  ------ --------    --------  --------  ------ --------
Net cash provided (used) by operations.......... $81,979  $ 37,456  $(831) $118,604    $ 33,528  $ 41,831  $ 263  $ 75,622
Net cash provided (used) by financing activities  (9,126)       --     --    (9,126)    (55,159)    8,860     --   (46,299)
Net cash provided (used) by investing activities  (8,806)  (37,431)     2   (46,235)     (8,032)  (46,378)  (446)  (54,856)

                                                                 1999
                                                 -----------------------------------
                                                                    Non-
                                                 Parent   Guar-    Guar-    Consoli-
                                                  Only    antors   antors    dated
                                                 ------- --------  -------  --------
Net cash provided (used) by operations.......... $12,568 $ 92,304  $ 2,532  $107,494
Net cash provided (used) by financing activities   1,296     (787)      --       509
Net cash provided (used) by investing activities   3,432  (88,417)  (2,147)  (87,132)