Form 10-Q
period 2002-03-31
SPEEDWAY MOTORSPORTS INC
filed 2002-05-15
CIK 934648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

As of May 14, 2002, there were 42,068,125 shares of common stock outstanding.

                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                      PAGE
                                                                    ----

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

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                        March 31,  December 31,
                                                          2002        2001
                                                       ----------  -----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .......................     $  124,136   $   93,980
 Accounts receivable .............................         46,539       22,934
 Notes and other receivables from affiliates .....          7,864        7,397
 Prepaid income taxes ............................             --        5,206
 Inventories .....................................         17,013       17,108
 Prepaid expenses ................................          3,472        1,507
                                                       ----------   ----------
   Total Current Assets ..........................        199,024      148,132
                                                       ----------   ----------
Property Held For Sale ...........................         16,192       26,385
Property and Equipment, Net ......................        824,201      813,154
Goodwill and Other Intangible Assets, Net ........         52,095       56,742
Notes and Other Receivables from Affiliates ......          8,495        7,163
Other Assets .....................................         11,577       12,002
                                                       ----------   ----------
   TOTAL .........................................     $1,111,584   $1,063,578
                                                       ==========   ==========

                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                March 31,      December 31,
                                                                  2002             2001
                                                              -----------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Redeemable convertible subordinated
  debentures (Note 5) ..................................      $     53,694     $        --
 Current maturities of long-term debt ..................             1,228           1,228
 Accounts payable ......................................            14,344           9,864
 Deferred race event income, net .......................           104,792          71,578
 Accrued income taxes ..................................             5,821              --
 Accrued interest ......................................             2,117           8,784
 Accrued expenses and other liabilities ................            14,769          14,600
                                                              ------------     -----------
   Total Current Liabilities ...........................           196,765         106,054
Long-Term Debt .........................................           341,245         396,085
Payable to Affiliates ..................................             2,594           3,483
Deferred Income, Net ...................................            15,218          15,166
Deferred Income Taxes ..................................           102,086         102,078
Other Liabilities ......................................             1,854           1,823
                                                              ------------     -----------
   Total Liabilities ...................................           659,762         624,689
                                                              ------------     -----------

Commitments and Contingencies (Note 9)

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, shares
  authorized - 3,000,000, no shares issued .............                --              --
 Common stock, $.01 par value, shares authorized -
  200,000,000, issued and outstanding - 41,914,000
  in 2002 and 41,848,000 in 2001 .......................               419             418
 Additional paid-in capital ............................           163,277         162,756
 Retained earnings .....................................           288,206         275,807
 Accumulated other comprehensive loss - unrealized
  loss on marketable equity securities .................               (80)            (92)
                                                              ------------     -----------
   Total Stockholders' Equity ..........................           451,822         438,889
                                                              ------------     -----------
   TOTAL ...............................................      $  1,111,584     $ 1,063,578
                                                              ============     ===========

                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                            Three Months Ended
                                                            -------------------
                                                                 March 31,
                                                             2002         2001
                                                             ----         ----
REVENUES:
 Admissions ..........................................     $ 39,109    $ 19,978
 Event related revenue ...............................       26,064      24,739
 NASCAR broadcasting revenue .........................       21,575      13,095
 Other operating revenue .............................        9,820       8,987
                                                           --------    --------
    Total Revenues ...................................       96,568      66,799
                                                           --------    --------
EXPENSES AND OTHER:
 Direct expense of events ............................       14,883      12,656
 NASCAR purse and sanction fees ......................       16,821      10,918
 Other direct operating expense ......................        8,224       7,170
 General and administrative ..........................       14,355      13,512
 Depreciation and amortization (Note 2) ..............        7,923       8,230
 Interest expense, net ...............................        5,796       6,015
 Other income, net (Note 4) ..........................           (9)     (2,017)
                                                           --------    --------
    Total Expenses and Other .........................       67,993      56,484
                                                           --------    --------
Income From Continuing Operations Before Income
 Taxes and Cumulative Effect of Accounting Change ....       28,575      10,315
Income Tax Provision .................................       11,217       4,065
                                                           --------    --------
Income From Continuing Operations Before
 Cumulative Effect of Accounting Change ..............       17,358       6,250
Loss From Operations and Disposal of
 Discontinued Business (Note 1) ......................         (686)       (186)
                                                           --------    --------
Income Before Cumulative Effect of Accounting Change         16,672       6,064
Cumulative Effect of Accounting Change for
 Goodwill Impairment (Note 2) ........................       (4,273)         --
                                                           --------    --------
NET INCOME ...........................................     $ 12,399    $  6,064
                                                           ========    ========

Basic Earnings Per Share (Note 6):
 Continuing Operations Before Accounting Change ......     $   0.41    $   0.15
 Discontinued Operations .............................        (0.01)         --
 Accounting Change ...................................        (0.10)         --
                                                           --------    --------
 Basic Earnings Per Share ............................     $   0.30    $   0.15
                                                           ========    ========
Weighted average shares outstanding ..................       41,883      41,740

Diluted Earnings Per Share (Note 6):
 Continuing Operations Before Accounting Change ......     $   0.40    $   0.15
 Discontinued Operations .............................        (0.01)         --
 Accounting Change ...................................        (0.10)         --
                                                           --------    --------
 Diluted Earnings Per Share ..........................     $   0.29    $   0.15
                                                           ========    ========
Weighted average shares outstanding ..................       44,342      44,529

                 See notes to consolidated financial statements.

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                                           Accumulated     Total
                                                    Common Stock    Additional                 Other       Stock-
                                                  ----------------    Paid-In    Retained  Comprehensive   holders'
                                                  Shares    Amount    Capital    Earnings      Loss        Equity
                                                  ------    ------  -----------  --------- -------------   ------
BALANCE - JANUARY 1, 2002 .....................   41,848   $    418   $162,756   $275,807   $    (92)     $438,889
Net income ....................................       --         --         --     12,399         --        12,399
Net unrealized gain on marketable equity
 securities ...................................       --         --         --         --         12            12
Exercise of stock options .....................       58          1        340         --         --           341
Issuance of stock under employee stock
 purchase plan ................................        8         --        181         --         --           181
                                                --------   --------   --------   --------   --------      --------
BALANCE - MARCH 31, 2002 ......................   41,914   $    419   $163,277   $288,206   $    (80)     $451,822
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

                   SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                          Three Months Ended
                                                                                                        -----------------------
                                                                                                                March 31,
                                                                                                          2002           2001
                                                                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ....................................................................................        $  12,399     $   6,064
 Adjustments to reconcile net income to net cash provided by operating activities:
    Loss from operations and disposal of discontinued business .................................              686           186
    Cumulative effect of accounting change .....................................................            4,273            --
    Depreciation and amortization ..............................................................            7,923         8,356
    Amortization of deferred income ............................................................             (339)       (2,593)
    Changes in operating assets and liabilities:
      Accounts receivable ......................................................................          (23,869)      (18,905)
      Prepaid and accrued income taxes .........................................................           11,768         3,579
      Inventories ..............................................................................             (657)       (1,680)
      Accounts payable .........................................................................            4,577         2,846
      Deferred race event income ...............................................................           33,214        44,709
      Accrued expenses and other liabilities ...................................................           (7,190)       (8,423)
      Deferred income ..........................................................................              391          (195)
      Other assets and liabilities .............................................................           (2,579)         (143)
                                                                                                        ---------     ---------
       Net Cash Provided By Operating Activities ...............................................           40,597        33,801
                                                                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under long-term debt ...............................................................               60            --
 Principal payments on long-term debt ..........................................................              (37)       (4,547)
 Issuance of stock under employee stock purchase plan ..........................................              181            40
 Exercise of common stock options ..............................................................              341             3
                                                                                                        ---------     ---------
       Net Cash Provided (Used) By Financing Activities ........................................              545        (4,504)
                                                                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures ..........................................................................          (19,562)      (14,400)
 Proceeds from sale of property held for sale ..................................................           10,003            --
 Proceeds from sales of marketable equity securities and distribution from equity method
  investee .....................................................................................              249            95
 Increase in notes and other receivables:
  Affiliates ...................................................................................           (2,382)       (2,909)
  Other ........................................................................................               --          (460)
 Repayment of notes and other receivables from affiliates ......................................              706         1,732
                                                                                                        ---------     ---------
       Net Cash Used By Investing Activities ...................................................          (10,986)      (15,942)
                                                                                                        ---------     ---------
Net Increase In Cash and Cash Equivalents ......................................................           30,156        13,355
Cash and Cash Equivalents At Beginning Of Period ...............................................           93,980        30,737
                                                                                                        ---------     ---------
Cash and Cash Equivalents At End Of Period .....................................................        $ 124,136     $  44,092
                                                                                                        =========     =========

                See notes to consolidated financial statements.

     The following Notes to Unaudited Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include projections or expectations of future financial or economic performance of the Company, and statements of the Company's plans and objectives for future operations, including those relating to the Company's future capital projects, hosting of races, broadcasting rights or sponsorships. Words such as "expects", "anticipates", "approximates", "believes", "estimates", "hopes", "intends", and "plans", and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the SEC as an exhibit to the Company's fiscal 2001 Annual Report on Form 10-K.

              Notes to Unaudited Consolidated Financial Statements
              ----------------------------------------------------

1.   DESCRIPTION OF BUSINESS

     The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway LLC and subsidiaries a/k/a Lowe's Motor Speedway at Charlotte (LMSC), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Sears Point Raceway LLC (SPR), Texas Motor Speedway, Inc. (TMS), SMI Properties, Speedway Systems LLC d/b/a Finish Line Events and subsidiaries (FLE), Oil-Chem Research Corp.
(ORC), Speedway Media LLC d/b/a Racing Country USA (RCU), SoldUSA, Inc., Speedway Funding LLC, and Speedway Holdings, Inc. (collectively, the Company).

     Discontinued Operations and Disposal of Business - In March 2002, the Company committed to a formal plan to discontinue and dispose of the operations of SoldUSA due to continuing difficult market conditions for internet auction and e-commerce companies. Disposal is expected to occur in the second quarter 2002. Certain of SoldUSA's net assets, which total approximately $1,514,000 as of March 31, 2002, will be transferred to the previous owner in exchange primarily for elimination of a $1,069,000 note payable owed by the Company for acquiring SoldUSA. Losses from SoldUSA's discontinued operations were $99,000 and $186,000, after income taxes of $64,000 and $120,000, respectively, for the three months ended March 31, 2002 and 2001. Total SoldUSA revenues amounted to $249,000 and $176,000 in the three months ended March 31, 2002 and 2001. Losses on disposal are estimated to approximate $587,000, after income taxes of $381,000.

     See Note 1 to the December 31, 2001 consolidated financial statements for further description of the Company's business operations, properties and scheduled events.

2.   SIGNIFICANT ACCOUNTING POLICIES

     These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended December 31, 2001 included in its 2001 Annual Report on Form 10-K.

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

     Revenue Recognition - The Company recognizes admissions, NASCAR broadcasting and other event related revenues when an event is held. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies. Deferred race event income relates to scheduled events to be held in the upcoming year. If circumstances prevent a race from being held during the racing season, advance revenue is refundable and all deferred direct event expenses would be immediately recognized except for race purses which would be refundable from NASCAR or other sanctioning bodies. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company's racing events and helps ensure comparability and consistency between its financial statements.

     The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted except for major NASCAR and other sanctioned racing events which occur on the last full weekend of a calendar quarter. When major racing events occur on the last full weekend of a calendar quarter, the race event revenues and operating expenses are recognized in the current or immediately succeeding calendar quarter that corresponds to the calendar quarter of the prior year in which the same major racing event was conducted. The Company has adopted this accounting policy to help ensure comparability and consistency between quarterly financial statements of successive years. Changes in race schedules from time to time lessen the comparability of operating results between quarterly financial statements of successive years.

     A major NASCAR-sanctioned racing event occurred at BMS on the weekend of March 23-24, 2002 which was held last year on the weekend of March 24-25, 2001. Accordingly, the revenues and operating expenses of these 2002 race events were recognized in the first quarter 2002, where as those of the 2001 race events were recognized in the second quarter 2001.

     Long-Term Management Contract and Asset Sale - Certain Company subsidiaries and Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) executed a long-term food and beverage management agreement and an asset purchase agreement in November 2001, which closed in February 2002. The Levy Group has exclusive rights to providing on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company's six speedways and other outside venues beginning February 2002. These services were previously provided by the Company's subsidiary Finish Line Events. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The management contract period is initially ten years with a renewal option for an additional ten year period. The Levy Group also purchased certain food and beverage machinery and equipment of FLE for approximately $10,000,000 in cash, which approximated net book value as of December 31, 2001. See Note 4 "Property Held For Sale" for additional information related to the sold assets.

     The new management agreement affects the Company's reporting of operating profits associated with its food, beverage and hospitality catering activities. Beginning in the first quarter 2002, the Company's operating profits from such activities provided by the Levy Group are reported as net event related revenue. For the three months ended March 31, 2001, revenues and expenses associated with those services previously provided by FLE are included in event related revenue, direct expense of events and general and administrative expense.

     Recently Issued Accounting Standards - The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002. SFAS No. 142 specifies, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead evaluated for possible impairment at least annually. Under SFAS No. 142, the Company has ceased amortizing goodwill, including goodwill from past business combinations, and will periodically assess goodwill at the reporting unit level for possible impairment. Such assessment is expected to be performed annually as of March 31. The Company has assessed the effects of SFAS No. 142 for possible initial goodwill impairment under transitional rules. See "Accounting Change for Goodwill and Other Intangible Assets" below for effects and other information on adopting SFAS No. 142.

     In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" was issued specifying, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of SFAS No.144 on January 1, 2002 had no significant impact on the Company's financial statements. The Company accounted for the disposal of SoldUSA using SFAS No. 144 (see Note 1 - "Discontinued Operations and Disposal of Business").

     Accounting Change For Goodwill and Other Intangible Assets - In adopting SFAS No. 142 "Goodwill and Other Intangible Assets", the Company ceased amortizing goodwill and other intangible assets and has assessed initial impairment under transitional rules as of January 1, 2002. As such, amortization expense of $444,000 on goodwill and other intangible assets as of December 31, 2001 was not reflected in the current period. The fair value of goodwill and other intangibles for each reporting unit of the Company was assessed primarily using expected present value of future cash flows and corroborated by quoted market prices or comparable transactions where available or applicable.

     Such impairment assessment indicated that goodwill associated with Oil-Chem of $3,815,000 and SoldUSA of $755,000, both non-motorsports related reporting units of the Company, was impaired under the new accounting guidelines. Oil-Chem and SoldUSA continue to incur operating losses in difficult market conditions, and while Federal Trade Commission litigation with Oil-Chem continues (see Note
9). Accordingly, the Company recorded a change in accounting principle under SFAS No. 142 as of January 1, 2002. The non-cash cumulative effect of the accounting change reduced first quarter 2002 net income by $4,273,000, after income taxes of $297,000, and basic and diluted earnings per share by $0.10. Goodwill associated will Oil-Chem is not deductible for tax reporting purposes and represents a permanent difference for which current or deferred income tax liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff.

     All remaining goodwill and other intangible assets, after the impairment loss recognition, are associated with the Company's motorsports related operating segment and are not subject to amortization. As of March 31, 2002 and December 31, 2001, these intangible assets had carrying values aggregating $52,095,000, including other intangible assets of approximately $3,800,000 associated with race event sanctioning arrangements and relationships.

     The following schedule reconciles net income and earnings per share adjusted to exclude after-tax amortization expense in the three months ended March 31, 2001 prior to adoption of SFAS No. 142, and the cumulative effect of the accounting change recognized in the three months ended March 31, 2002 (in thousands, except per share amounts):

                                                                 Three Months
                                                                Ended March 31:
                                                              ------------------
                                                               2002        2001
                                                              -------    -------
Net income, as previously reported for 2001 ..............    $12,399    $ 6,064
Loss from operations and disposal of discontinued
 business (Note 1) .......................................        686        186
                                                              -------    -------
Income from continuing operations, as previously
 reported for 2001 .......................................     13,085      6,250
Amortization expense, net of taxes of $174 ...............         --        270
Cumulative effect of accounting change ...................      4,273         --
                                                              -------    -------
Adjusted net income from continuing operations ...........    $17,358    $ 6,520
                                                              =======    =======
Basic Earnings Per Share:
------------------------
As previously reported for 2001 ..........................    $  0.30    $  0.15
Discontinued operations ..................................       0.01         --
                                                              -------    -------
Continuing operations as previously reported in 2001 .....       0.31       0.15
Amortization expense, net of tax .........................         --        .01
Cumulative effect of accounting change ...................       0.10         --
                                                              -------    -------
Adjusted earnings per share from continuing operations ...    $  0.41    $  0.16
                                                              =======    =======

     Diluted Earnings Per Share:
     --------------------------
     As previously reported for 2001 .............................        $0.29          $0.15
     Discontinued operations .....................................         0.01             --
                                                                          -----          -----
     Continuing operations as previously reported in 2001 ........         0.30           0.15
     Amortization expense, net of tax ............................           --            .01
     Cumulative effect of accounting change ......................         0.10             --
                                                                          -----          -----
     Adjusted earnings per share from continuing operations ......        $0.40          $0.16
                                                                          =====          =====


     Reclassifications - Certain prior year accounts were reclassified to conform with current year presentation.

3.   INVENTORIES

     Inventories as of March 31, 2002 and December 31, 2001 consist of the following components (in thousands):


                                                                      March 31,   December 31,
                                                                        2002          2001
                                                                      ---------   ------------
Souvenirs and apparel ......................                            $10,447        $ 8,882
Finished vehicles, parts and accessories ...                              4,781          5,289
Oil additives and other ....................                              1,785          2,937
                                                                        -------        -------
   Total ...................................                            $17,013        $17,108
                                                                        =======        =======


4.   PROPERTY HELD FOR SALE

     Property held for sale as of March 31, 2002 and December 31, 2001 consists of (in thousands):


                                                                      March 31,   December 31,
                                                                        2002          2001
                                                                      ---------   ------------
Land for development .......................                            $12,232        $12,180
Machinery and equipment under sales contract                                 --         10,003
Speedway condominiums held for sale ........                              3,960          4,202
                                                                        -------        -------
   Total ...................................                            $16,192        $26,385
                                                                        =======        =======


     Land For Development - In December 2001, management foreclosed on and obtained ownership of property previously collateralizing past due notes receivable, including accrued interest, with carrying values aggregating $12,180,000. Independent appraised fair value less estimated selling costs supported reflecting the property based on the carrying value of the notes at foreclosure. The increase in carrying value at March 31, 2002 reflects additional transaction costs. Management is in the process of developing and marketing the property for sale.

     Machinery and Equipment Under Sales Contract - Certain machinery and equipment of FLE was sold under an asset purchase contract executed in November 2001, which closed in February 2002 (see Note 1 - "Long-Term Management Contract and Asset Sale"). The sales price of $10,003,000 approximated net book value as of December 31, 2001. As such, machinery and equipment with historical cost and accumulated depreciation of approximately $14,629,000 and $4,626,000, respectively, was classified as property held for sale in the accompanying December 31, 2001 consolidated balance sheet.

     Speedway Condominiums Held for Sale - The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 44 and 71, respectively, have been sold or contracted for sale as of March 31, 2002. Speedway condominiums held for sale are recorded at cost, and represent two condominiums at AMS and five condominiums at TMS which are substantially complete and are being marketed.

     Certain TMS condominium sales contracts provided buyers the right to require Company repurchase within three years from the purchase date. Gain recognition was deferred until expiration of the buyer's right. All such buyer rights expired in 2001. Aggregate gains approximating $2,100,000, before income taxes, were recognized upon expiration of such buyer rights in the three months ended March 31, 2001 and are included in other income. There were no such gains recognized in the three months ended March 31, 2002.

5.   LONG-TERM DEBT

     Bank Credit Facility - The Company has a long-term, secured, senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender (the Credit Facility). The Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, matures in May 2004, and is secured by a pledge of the capital stock and other equity interests of all material Company subsidiaries. Interest is based, at the Company's option, upon (i) LIBOR plus .5% to 1.25% or
(ii) the greater of Bank of America's prime rate or the Federal Funds rate plus ..5%. At March 31, 2002 and December 31, 2001, the Company had $90,000,000 in outstanding borrowings under the Credit Facility.

     Senior Subordinated Notes - At March 31, 2002 and December 31, 2001, the Company had outstanding 8 1/2% senior subordinated notes in the aggregate principal amount of $250,000,000 (the Senior Notes). Semi-annual interest payments are due February 15 and August 15. The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company's option after August 15, 2002.

     April 2002 Redemption of Convertible Subordinated Debentures - At March 31, 2002 and December 31, 2001, the Company had outstanding 5 3/4% convertible subordinated debentures in the aggregate principal amount of $53,694,000. On April 19, 2002, the Company redeemed all such outstanding convertible debentures at 101.64% of par value. The Company's management, including the Board of Directors, believes redemption is in the Company's long-term interest and an appropriate use of available funds. The redemption reduces future interest expense and eliminates the associated dilution effect on earnings per share. The redemption was funded entirely from available cash and cash investments on hand, and accordingly, the outstanding debentures have been classified as a current liability in the accompanying March 31, 2002 balance sheet. The Company's cash and cash investments and current liabilities were reduced by approximately $53,700,000 upon redemption, excluding redemption premium, accrued interest and transaction costs. The redemption premium, associated unamortized net deferred loan costs, and transaction costs are estimated to total approximately $1,400,000 and will be reflected as a non-recurring charge to earnings in the second quarter 2002.

     Semi-annual interest payments were due March 31 and September 30. The debentures were convertible into common stock at the holder's option at $31.11 per share until maturity, and were redeemable at the Company's option at various redemption prices. As of March 31, 2002 and 2001, 1,726,000 and 1,977,000 shares of common stock were issuable upon conversion (see Note 6).

     Interest Expense - Interest expense, net for the three months ended March 31, 2002 and 2001 includes interest expense of $6,425,000 and $7,405,000, and interest income of $629,000 and $1,390,000. The Company capitalized interest costs of $648,000 and $690,000 during the three months ended March 31, 2002 and 2001. The weighted-average interest rate on borrowings under the bank revolving credit facility during the three months ended March 31, 2002 and 2001 was 2.6% and 7.0%.

6.   PER SHARE DATA

     Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt (see Note 5).

     The following schedule reconciles basic and diluted earnings per share (dollars and shares in thousands):

                                                                  Three Months
                                                                Ended March 31:
                                                           ---------------------
                                                              2002       2001
                                                           ----------  ---------
Income from continuing operations before
 accounting change ....................................... $ 17,358    $  6,250
Loss from operations and disposal of discontinued
 business, net of taxes (Note 1) .........................     (686)       (186)
                                                           --------    --------
Income from before accounting change .....................   16,672       6,064
Cumulative effect of accounting change for goodwill
 impairment, net of taxes (Note 1) .......................   (4,273)         --
                                                           --------    --------
Net income available to common stockholders ..............   12,399       6,064
Dilution effect of assumed conversions:
 5 3/4% Convertible debentures ...........................      421         510
                                                           --------    --------
Net income available to common stockholders and
 assumed conversions ..................................... $ 12,820    $  6,574
                                                           ========    ========

Weighted average common shares outstanding ...............   41,883      41,740
Dilution effect of assumed conversions:
 Common stock equivalents - stock options ................      733         712
 5 3/4% Convertible debentures ...........................    1,726       2,077
                                                           --------    --------
Weighted average common shares outstanding and
 assumed conversions .....................................   44,342      44,529
                                                           ========    ========

Basic earnings per share:
 Continuing operations before accounting change .......... $   0.41    $   0.15
 Discontinued operations (Note 1) ........................    (0.01)         --
 Accounting change (Note 2) ..............................    (0.10)         --
                                                           --------    --------
 Basic earnings per share ................................ $   0.30    $   0.15
                                                           ========    ========

Diluted earnings per share:
 Continuing operations before accounting change .......... $   0.40    $   0.15
 Discontinued operations (Note 1) ........................    (0.01)         --
 Accounting change (Note 2) ..............................    (0.10)         --
                                                           --------    --------
 Diluted earnings per share .............................. $   0.29    $   0.15
                                                           ========    ========

7.   RELATED PARTY TRANSACTIONS

     Notes and other receivables from affiliates at March 31, 2002 and December 31, 2001 include $932,000 and $925,000 due from a partnership in which the Company's Chairman and Chief Executive Officer is a partner, including accrued interest. The note bears interest at 1% over prime, is collateralized by certain partnership land, and is payable on demand. Because the Company does not anticipate or require repayment before March 31, 2003, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet. The Board of Directors, including SMI's independent directors, have reviewed this transaction and have determined it to be an appropriate use of available Company funds based on interest rates at the original transaction date and the underlying note collateral and creditworthiness of the Company's Chairman and his partnership.

     Notes and other receivables from affiliates at March 31, 2002 and December 31, 2001 include $7,563,000 and $6,238,000 due from the Company's Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman, and accrued interest. The amount due bears interest at 1% over prime and is payable on demand. Because the Company does not anticipate or require repayment before March 31, 2003, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet. The Board of Directors, including SMI's independent directors, have reviewed this compensatory arrangement and have determined it to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman.

     Notes and other receivables from affiliates, current, at March 31, 2002 and December 31, 2001 include $310,000 and $440,000 due from a corporation which is a Company affiliate through common ownership by the Company's Chairman and Chief Executive Officer. From time to time, the Company makes cash advances for various corporate purposes on behalf of the affiliate. The amount due is collateralized by certain personal property, is payable on demand and is classified as short-term based on expected repayment date. The Board of Directors, including SMI's independent directors, have reviewed these transactions and have determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company's Chairman and the affiliate.

     The Company has made loans to Sonic Financial Corp. (Sonic Financial), a Company affiliate through common ownership by the Company's Chairman and Chief Executive Officer. Notes and other receivables from affiliates, current, at March 31, 2002 and December 31, 2001 include $7,554,000 and $6,957,000 due from
Sonic Financial. The amounts due bear interest at 1% over prime, are payable on demand, and are classified as short-term based on expected repayment dates. The Board of Directors, including SMI's independent directors, have reviewed these transactions and have determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company's Chairman.

     Amounts payable to affiliates at March 31, 2002 and December 31, 2001 include $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes that the terms of these loans and advances are more favorable than those that could be obtained in an arm's-length transaction with an unrelated third-party.

8.   STOCK OPTION PLANS

     Formula Stock Option Plan - Effective January 2, 2002, the Company granted options to purchase an additional 10,000 shares to each of the five outside directors at an exercise price per share of $25.65 at award date which equaled fair value at date of grant.

9.   LEGAL PROCEEDINGS AND CONTINGENCIES

     On February 8, 2000, a lawsuit by Robert L. "Larry" Carrier against SMI and BMS was filed in the Chancery Court for Sullivan County, Tennessee. This suit alleges that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint seeks $15 million in compensatory and $60 million in punitive damages as well as injunctive relief. The trial has been scheduled for May 30, 2002. The Company believes that the allegations are without merit and will vigorously contest this matter. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

     On January 31, 2001, the Federal Trade Commission (FTC) filed a complaint against SMI and Oil-Chem, in the United States District Court, Middle District of North Carolina. The FTC is seeking a judgment to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to redress alleged injury to consumers. SMI filed an answer and discovery has been completed. On March 5, 2002, both sides moved for summary judgment. A trial date has been set for July 8, 2002. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

     On April 18, 2001, Cracker Barrel Old Country Store, Inc. filed a complaint against AMS, SMI, NASCAR and Fox Entertainment Group, Inc., that is currently pending in the United States District Court for the Middle District of Tennessee. Cracker Barrel alleges that AMS breached its sponsorship contract for the March 11, 2001 Cracker Barrel 500 Winston Cup event at AMS, and alleges that SMI tortiously interfered with this contract. Cracker Barrel contends that as a result of the sponsorship contract, it was entitled to receive certain exposure from the national broadcast of the race. AMS and SMI deny the allegations. On February 1, 2002, Cracker Barrel amended its complaint to include allegations of conspiracy. Cracker Barrel seeks unspecified compensatory, punitive and treble damages, as well as costs and attorneys fees. The Company has filed an answer in this matter and the parties have begun discovery. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

10. CONDENSED NON-GUARANTOR FINANCIAL INFORMATION

     The Company's Credit Facility and Senior Subordinated Notes are joint and severally guaranteed by all of the Company's wholly-owned subsidiaries except for certain minor wholly-owned subsidiaries.

     The following table presents condensed consolidating financial information of the Company's guarantor and non-guarantor subsidiaries as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 (in thousands):

                  Condensed Consolidating Balance Sheets As Of
                      March 31, 2002 and December 31, 2001

                                                                     March 31, 2002
                                                                     --------------
                                            Parent                         Non-
                                            Only        Guarantor       Guarantor        Elimations       Consolidated
                                            ----        ---------       ---------        ----------       ------------

Current assets ........................ $   118,173     $    76,166     $     4,409      $       276      $   199,024
Property held for sale and property
  and equipment, net ..................      23,667         815,481           1,245               --          840,393
Goodwill and other intangible
  assets, net .........................       4,754          47,341              --               --           52,095
Other assets ..........................      15,893           4,074             105               --           20,072
Advances to and investments
  in subsidiaries, net ................     792,732         869,416         (11,702)      (1,650,446)              --
                                        -----------     -----------     -----------      -----------      -----------
Total assets .......................... $   955,219     $ 1,812,478     $    (5,943)     $(1,650,170)     $ 1,111,584
                                        ===========     ===========     ===========      ===========      ===========

Current liabilities ................... $    71,699     $   118,655     $     2,163      $     4,248      $   196,765
Long-term debt ........................     342,317             156              --           (1,228)         341,245
Other liabilities .....................      89,381          32,398             (27)              --          121,752
                                        -----------     -----------     -----------      -----------      -----------
Total liabilities .....................     503,397         151,209           2,136            3,020          659,762
Total stockholders' equity and
  (deficiency) ........................     451,822       1,661,269          (8,079)      (1,653,190)         451,822
                                        -----------     -----------     -----------      -----------      -----------
Total liabilities and stockholders'
  equity (deficiency) ................. $   955,219     $ 1,812,478     $    (5,943)     $(1,650,170)     $ 1,111,584
                                        ===========     ===========     ===========      ===========      ===========


                                                                         December 31, 2001
                                                                         -----------------
                                            Parent                         Non-
                                             Only        Guarantor       Guarantor        Elimations       Consolidated
                                             ----        ---------       ---------        ----------       ------------
Current assets ........................ $    88,515     $    58,194     $     4,223      $    (2,800)     $   148,132
Property held for sale and property
  and equipment, net ..................      24,351         813,425           1,763               --          839,539
Goodwill and other intangible
  assets, net .........................       4,831          47,341           4,570               --           56,742
Other assets ..........................      15,017           4,031             117               --           19,165
Advances to and investments
  in subsidiaries, net ................     807,003         839,570         (13,975)      (1,632,598)              --
                                        -----------     -----------     -----------      -----------      -----------
Total assets .......................... $   939,717     $ 1,762,561     $    (3,302)     $(1,635,398)     $ 1,063,578
                                        ===========     ===========     ===========      ===========      ===========

Current liabilities ................... $    15,319     $    87,174     $     2,335      $     1,226      $   106,054
Long-term debt ........................     396,061             188           1,064           (1,228)         396,085
Other liabilities .....................      89,448          33,140             (27)             (11)         122,550
                                        -----------     -----------     -----------      -----------      -----------
Total liabilities .....................     500,828         120,502           3,372              (13)         624,689
Total stockholders' equity and
  (deficiency) ........................     438,889       1,642,059          (6,674)         438,889
                                        -----------     -----------     -----------      -----------      -----------
Total liabilities and stockholders'
  equity (deficiency) ................. $   939,717     $ 1,762,561     $    (3,302)     $(1,635,398)     $ 1,063,578
                                        ===========     ===========     ===========      ===========      ===========

                Condensed Consolidating Statements Of Operations
               For the Three Months Ended March 31, 2002 and 2001

                                                2002                                                      2001
                                                ----                                                      ----
                               Parent                 Non-      Elimi-      Consoli-    Parent                  Non-      Elimi-
                                Only    Guarantors Guarantors   nations       dated      Only     Guarantors Guarantors   nations
                                ----    ---------- ----------   -------       -----      ----     ---------- ----------   -------
Total revenues ............   $    331   $ 92,391   $  3,846          --    $ 96,568   $    600    $ 63,493   $  2,706          --
Total expenses and other ..      2,279     60,790      4,924          --      67,993      2,087      51,576      2,821          --
Equity in net income (loss)
  of subsidiaries .........     13,582         --         --    $(13,582)         --     (6,965)         --         --    $ (6,965)
Net income (loss) .........   $ 12,399   $ 19,196   $ (5,614)   $(13,582)   $ 12,399   $  6,064    $  7,220   $   (255)   $ (6,965)
                              ========   ========   ========    ========    ========   ========    ========   ========    ========

                               Consoli-
                                 dated
                                 -----
Total revenues ..............  $ 66,799
Total expenses and other ....    56,484
Equity in net income (loss)
  of subsidiaries ...........
Net income (loss) ...........  $  6,064
                               ========


                Condensed Consolidating Statements Of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001

                                                 2002                                             2001
                                                 ----                                             ----
                                 Parent                Non-      Consoli-     Parent                   Non-       Consoli-
                                 Only   Guarantors  Guarantors    dated        Only     Guarantors  Guarantors     dated
                                 ----   ----------  ----------    -----        ----     ----------  ----------     -----
Net cash provided (used) by
  operations ..............   $ 22,426   $ 18,399    $   (228)   $ 40,597    $ 17,407    $ 16,182    $    212    $ 33,801
Net cash provided (used) by
  financing activities ....        577        (32)         --         545      (4,504)         --          --      (4,504)
Net cash provided (used) by
  investing activities ....      7,938    (18,974)         50     (10,986)     (1,841)    (14,084)        (17)    (15,942)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

Overview

     The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. "Admissions" includes ticket sales for all of the Company's events. "Event related revenue" includes amounts received from food and beverage commissioned sales, souvenir sales, sponsorship fees, promotional and hospitality revenues, luxury suite rentals, broadcasting rights other than NASCAR broadcasting revenue, track rentals, and other event and speedway related revenue. "NASCAR broadcasting revenue" includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company's speedways.

     The Company derives "other operating revenue" from The Speedway Club at LMSC and The Texas Motor Speedway Club, dining and entertainment facilities located at the respective speedways, and from Legends Car operations of 600 Racing, Inc., a wholly-owned subsidiary of LMSC. The Company also derives additional revenue from Motorsports By Mail LLC (MBM), a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; from Oil-Chem, which produces an environmentally-friendly metal energizer; from Racing Country USA, a nationally syndicated radio show; and from Wild Man Industries (WMI), a screen printing and embroidery manufacturer and distributor of primarily motorsports related wholesale and retail apparel. MBM is a wholly-owned subsidiary of FLE, and WMI is a division of FLE.

     The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. "Direct expense of events" principally includes cost of souvenir sales (and food and beverage sales prior to the Levy Group management contract in 2002), non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising and outside event support services. "NASCAR purse and sanction fees" includes payments to NASCAR for associated events held at the Company's speedways. "Other direct operating expense" includes the cost of Speedway Clubs', Legends Car, industrial park rental, MBM, Oil-Chem, and WMI revenues.

     The Company sponsors and promotes outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions can have a negative effect on the Company's results of operations.

     The Company does not believe that its financial performance has been materially affected by inflation. The Company has generally been able to mitigate the effects of inflation by increasing prices.

Seasonality and Quarterly Results

     The Company currently will sponsor 17 major annual racing events in 2002 sanctioned by NASCAR, including ten Winston Cup and seven Busch Grand National Series racing events. The Company will also sponsor two Indy Racing League (IRL) racing events, three NASCAR Craftsman Truck Series racing events, four major National Hot Rod Association (NHRA) racing events, and six World of Outlaws
(WOO) racing events. As a result, the Company's business has been, and is expected to remain, highly seasonal. In 2001, the Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 17 major NASCAR-sanctioned racing events, three IRL racing events, three NASCAR Craftsman Truck Series racing events, four major NHRA racing events, five WOO racing events, and two UDTRA Pro Dirt Car Series ("UDTRA") racing events in 2001.

     In 2001 and 2000, the Company's second and fourth quarters accounted for 68% and 67%, respectively, of its total annual revenues and 93% and 104%, respectively, of its total annual net income. The Company sometimes produces minimal operating income or losses during its third quarter when it hosts only one major NASCAR race weekend. Concentration of racing events in any particular quarter, and the growth in the Company's operations with attendant increases in overhead expenses, may tend to increase operating losses or minimize operating income in respective future quarters. Racing schedules may be changed from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company's motorsports business.

     The results of operations for the three months ended March 31, 2002 and 2001 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

     Set forth below is certain comparative summary information with respect to the Company's scheduled major NASCAR-sanctioned racing events for 2002 and 2001:

                                       Number of scheduled major
                                       NASCAR-sanctioned events
                                       ------------------------
                                           2002     2001
                                           ----     ----
     1st Quarter ...................         5         4
     2nd Quarter ...................         6         8
     3rd Quarter ...................         2         2
     4th Quarter ...................         4         3
                                            --        --
       Total .......................        17        17
                                            ==        ==

RESULTS OF OPERATIONS

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

     A major NASCAR-sanctioned racing event occurred at BMS on the weekend of March 23-24, 2002 which was held last year on the weekend of March 24-25, 2001. Accordingly, the revenues and operating expenses of these 2002 race events were recognized in the first quarter 2002, where as those of the 2001 race events were recognized in the second quarter 2001.

     As discussed in Note 2 to the Consolidated Financial Statements, the new Levy Group food and beverage management agreement affects the Company's reporting of operating profits associated with its food, beverage and hospitality catering activities. For the three months ended March 31, 2002, operating profits from such activities provided by the Levy Group are reported as net event related revenue. For the three months ended March 31, 2001, revenues and expenses associated with those services previously provided by FLE are included in event related revenue, direct expense of events and general and administrative expense.

Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001

     Total Revenues. Total revenues for the three months ended March 31, 2002 increased by $29.8 million, or 44.6%, over such revenues for the same period in 2001.

     Admissions. Admissions for the three months ended March 31, 2002 increased by $19.1 million, or 95.8%, over such revenue for the same period in 2001. This increase was due primarily to BMS hosting NASCAR-sanctioned racing events in the first quarter 2002 which were held in the second quarter 2001. The increase also reflects higher attendance at NASCAR-sanctioned racing events held at AMS and LVMS during the current period.

     Event Related Revenue. Event related revenue for the three months ended March 31, 2002 increased by $1.3 million, or 5.4%, over such revenue for the same period in 2001. This increase was due primarily to BMS hosting NASCAR-sanctioned racing events in the first quarter 2002 which were held in the second quarter 2001. The overall increase was partially offset by reporting operating profits for food, beverage and hospitality catering activities now provided by the Levy Group as net event related revenue in the three months ended March 31, 2002. Revenues and expenses associated with those services previously provided by FLE in the same period in 2001 are included in event related revenue, direct expense of events and general and administrative expense.

     The overall increase also was partially offset by lower corporate suite and track rentals, hospitality, and other event related revenues during the current period as compared to the same period in 2001. Challenging economic conditions, including public concerns over additional incidents and air travel, continued to negatively impact event related revenues, particularly from corporate customers, in the first quarter 2002 as compared to the same period in 2001.

     NASCAR Broadcasting Revenue. NASCAR broadcasting revenue for the three months ended March 31, 2002 increased by $8.5 million, or 64.8%, over such revenue for the same period in 2001. This increase was due primarily to broadcast rights fees for NASCAR-sanctioned racing events hosted at BMS in the first quarter 2002 which were held in the second quarter 2001. The increase also was due to increases in broadcast rights fees for NASCAR-sanctioned racing events held at AMS and LVMS during the current period.

     Other Operating Revenue. Other operating revenue for the three months ended March 31, 2002 increased by $833,000, or 9.3%, over such revenue for the same period in 2001. This increase was due primarily to an increase in Oil-Chem revenues in the current period.

     Direct Expense of Events. Direct expense of events for the three months ended March 31, 2002 increased by $2.2 million, or 17.6%, over such expense for the same period in 2001. This increase was due primarily to BMS hosting NASCAR-sanctioned racing events in the first quarter 2002 which were held in the second quarter 2001. The increase also reflects significant increases in insurance premium costs, resulting after the national incidents on September 11, 2001, for property, casualty, liability, and other insurance coverage for events held in the current period as compared to the same period in 2001. The overall increase was partially offset from the Levy Group now providing food, beverage and hospitality catering services previously provided by FLE as described above.

     NASCAR Purse and Sanction Fees. NASCAR purse and sanction fees for the three months ended March 31, 2002 increased by $5.9 million, or 54.1%, over such expense for the same period in 2001. This increase was due primarily to race purses and sanctioning fees for NASCAR-sanctioned racing events hosted at BMS in the first quarter 2002 which were held in the second quarter 2001. The increase also was due to higher race purses and sanctioning fees for NASCAR-sanctioned racing events held at AMS and LVMS during the current period.

     Other Direct Operating Expense. Other direct operating expense for the three months ended March 31, 2002 increased by $1.1 million, or 14.7%, over such expense for the same period in 2001. This increase was primarily due to higher operating and advertising costs associated with increased Oil-Chem revenues in the current period.

     General and Administrative. General and administrative expense for the three months ended March 31, 2002 increased by $843,000, or 6.2%, over such expense for the same period in 2001. This increase was due primarily to legal costs associated with the FTC litigation with Oil-Chem and other legal matters, and to increases in operating costs associated with the growth and expansion at the Company's speedways and operations. The overall increase was partially offset from the Levy Group now providing food, beverage and hospitality catering services previously provided by FLE as described above.

     Depreciation and Amortization. Depreciation and amortization expense for the three months ended March 31, 2002 decreased by $307,000, or 3.7%, from such expense for the same period in 2001. This decrease was due primarily to the Company ceasing to amortize goodwill and other intangible assets upon adopting SFAS No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002. See
Note 2 to the Consolidated Financial statements for additional information. Amortization expense amounted to $444,000 in the three months ended March 31, 2001. The overall decrease was partially offset by an increase in depreciation expense from additions to property and equipment at the Company's speedways.

     Interest Expense, Net. Interest expense, net for the three months ended March 31, 2002 was $5.8 million compared to $6.0 million for the same period in 2001. This decrease was due primarily to lower interest rates on the revolving Credit Facility and lower outstanding Convertible Subordinated Debentures in the three months ended March 31, 2002 as compared to the same period in 2001. The overall decrease was partially offset by lower interest rates earned on cash investments and lower outstanding notes receivable in the current period.

     Other Income. Other income for the three months ended March 31, 2002 decreased by $2.0 million to $9,000 from such income for the same period in 2001. This decrease results primarily from gains recognized upon expiration, in the three months ended March 31, 2001, of buyer rights under certain TMS condominium sales contracts whereby buyers could require Company repurchase within three years from date of purchase. Recognition of such gains was deferred until the buyer's right expired. No such gains were recognized in the current period.

     Income Tax Provision. The Company's effective income tax rate for the three months ended March 31, 2002 and 2001 was 39.3%.

     Income From Continuing Operations Before Cumulative Effect of Accounting Change. Income from continuing operations before accounting change for the three months ended March 31, 2002 increased by $11.1 million, or 177.7%, to $17.4 million, over such income for the same period in 2001. This increase was due to the factors discussed above.

     Loss From Operations and Disposal of Discontinued Business. Loss from operations and disposal of discontinued business represents the accounting for the Company's plans to discontinue operations and dispose of SoldUSA as of April 30, 2002. Losses from SoldUSA's discontinued operations were $99,000 and $186,000, after income taxes of $64,000 and $120,000, respectively, for the three months ended March 31, 2002 and 2001. Losses on disposal are estimated to approximate $587,000, after income taxes of $381,000. See Note 1 to the Consolidated Financial statements for additional information.

     Cumulative Effect of Accounting Change for Goodwill Impairment. Cumulative effect of accounting change for goodwill impairment of $4.3 million for the three months ended March 31, 2002 represents the cumulative effect, net of income taxes of $300,000, of the Company's assessment that goodwill associated with certain non-motorsports related reporting units was impaired upon adopting SFAS No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002. See
Note 2 to the Consolidated Financial statements for additional information.

     Net Income. Net income for the three months ended March 31, 2002 increased by $6.3 million, or 104.5%, to $12.4 million, over such income for the same period in 2001. This increase was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the three months ended March 31, 2002 for improvements and expansion at its speedway facilities. Significant changes in the Company's financial condition and liquidity during the three months ended March 31, 2002 resulted primarily from:

     (1) net cash generated by operations amounting to $40.6 million;
     (2) capital expenditures amounting to $19.6 million; and
     (3) proceeds from sale of property to the Levy Group amounting to $10.0 million.

     At March 31, 2002, the Company had cash and cash equivalents totaling $124.1 million and had $90.0 million in outstanding borrowings under the $250.0 million Credit Facility. As discussed below in "Near-term Operating Factors", the Company redeemed all of its Convertible Subordinated Debentures totaling $53.7 million in principal on April 19, 2002. The redemption was funded entirely from cash and cash investments on hand. At March 31, 2002, net deferred tax liabilities totaled $102.1 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

     The Company had the following contractual cash obligations and other commercial commitments as of March 31, 2002 (in thousands):

                                                                                  Payments Due By Period
                                                                                  ----------------------
Contractual Cash Obligations                                      Total        Current     2003       2004     Thereafter
                                                                 ------        -------    ------      ----     ----------
Current liabilities, excluding current maturities of
 long-term debt and deferred race event income ...............  $ 37,051      $ 37,051        --        --             --
Long-term debt, including current maturities .................   396,167        54,922  $  1,122  $ 90,000     $  250,123
Payable to affiliates ........................................     2,594            --        --        --          2,594
Other liabilities ............................................     1,854            --        --        --          1,854
                                                                --------      --------  --------  --------     ----------
  Total Contractual Cash Obligations .........................  $437,666      $ 91,973  $  1,122  $ 90,000     $  254,571
                                                                ========      ========  ========  ========     ==========

                                                                              Commitment Expiration By Period
                                                                              -------------------------------
Other Commercial Commitments                                      Total        Current     2003       2004     Thereafter
                                                                 ------        -------    ------      ----     ----------
Stand by letters of credit,
  Total Other Commercial Commitments .........................  $    806      $    806        --        --             --
                                                                ========      ========  ========  ========     ==========



     The Company presently does not have any significant operating lease obligations or off balance sheet obligations, guarantees, commitments or other contractual cash obligations or other commercial commitments.

     Management anticipates that cash from operations, and funds available through the Credit Facility, will be sufficient to meet the Company's operating needs through 2002, including planned capital expenditures at its speedway facilities. Based upon anticipated future growth and financing requirements, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire debt, and purchase its other securities, depending on liquidity, prevailing market conditions, as well as such factors as permissibility under the Credit Facility, the Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company's continued growth, including the continued expansion and improvement of its speedway facilities.

Capital Expenditures

   Significant growth in the Company's revenues depends, in large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

   At March 31, 2002, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at its speedways. In 2002, the Company plans to continue the multi-year major reconfiguration and modernization of SPR, adding up to 11,000 new grandstand seats, 16,000 new hillside terrace seats, and 16 new luxury suites. Modernization and reconstruction of SPR's dragway also continues featuring permanent seating, luxury suites, and extensive fan amenities. Substantial completion of the SPR renovations is presently scheduled for 2002 and into 2003. Similar to 2001, the Company plans to further expand concessions, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans, and to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at each of the Company's speedways.

   The estimated aggregate cost of capital expenditures in 2002 will approximate $55.0 million. Numerous factors, many of which are beyond the Company's control, may influence the ultimate costs and timing of various capital improvements, including:

   .  undetected soil or land conditions;
   .  additional land acquisition costs;
   .  increases in the cost of construction materials and labor;
   .  unforeseen changes in design;
   . litigation, accidents or natural disasters affecting the construction site; and
   .  national or regional economic changes.

   In addition, the actual cost could vary materially from estimates if assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost.

   In addition to expansion and improvements of existing speedway facilities and business operations, the Company is continually evaluating new opportunities that will add value for its stockholders, including the acquisition and construction of new speedway facilities, the expansion and development of existing Legends Cars and Oil-Chem products and markets and the expansion into complementary businesses.

Dividends

   The Company does not anticipate paying any cash dividends in the foreseeable future. Any decision concerning the payment of common stock dividends will depend upon the Company's results of operations, financial condition and capital expenditure plans, as well as such factors as permissibility under the Credit Facility and the Senior Subordinated Notes and as the Company's Board of Directors, in its sole discretion, may consider relevant. The Credit Facility and Senior Subordinated Notes preclude the payment of any dividends.

Recently Issued Accounting Standards

   The Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" as of January 1, 2002. SFAS No. 142 specifies, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead evaluated for possible impairment at least annually. Under SFAS No. 142, the Company has ceased amortizing goodwill, including goodwill from past business combinations, and will periodically assess goodwill at the reporting unit level for possible impairment. Such assessment is expected to be performed annually as of March 31. The Company has assessed the effects of SFAS No. 142 for possible initial goodwill impairment under transitional rules.

   In adopting SFAS No. 142 "Goodwill and Other Intangible Assets", the Company ceased amortizing goodwill and other intangible assets and has assessed initial impairment under transitional rules as of January 1, 2002. As such, amortization expense of $444,000 on goodwill and other intangible assets as of December 31, 2001 was not reflected in the current period. The fair value of goodwill and other intangibles for each reporting unit of the Company was assessed primarily using expected present value of future cash flows and corroborated by quoted market prices or comparable transactions where available or applicable.

   Such impairment assessment indicated that goodwill associated with Oil-Chem of $3,815,000 and SoldUSA of $755,000, both non-motorsports related reporting units of the Company, was impaired under the new accounting guidelines. Oil-Chem and SoldUSA continue to incur operating losses in difficult market conditions, and while FTC litigation with Oil-Chem continues. Accordingly, the Company recorded a change in accounting principle under SFAS No. 142 as of January 1, 2002. The non-cash cumulative effect of the accounting change reduced first quarter 2002 net income by $4,273,000, after income taxes of $297,000. Goodwill associated will Oil-Chem is not deductible for tax reporting purposes and represents a permanent difference for which current or deferred income tax liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff. See Note 2 to the Consolidated Financial Statements for additional information.

   In August 2001, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" was issued specifying, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of SFAS No.144 on January 1, 2002 had no significant impact on the Company's financial statements. The Company accounted for the disposal of SoldUSA using SFAS No. 144. See Note 1 to the Consolidated Financial Statements for additional information.

Near-term Operating Factors

   There are many factors that affect the Company's growth potential, future operations and financial results, including some of the following operating factors:

.. Current Operating Trends. The national incidents of September 11, 2001 have raised a combination of operating factors never before encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. These factors, in an already challenging economy, continue to affect consumer and corporate spending sentiment. Economic conditions and competitive racing can affect ticket and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, near-term ticket sales, particularly to corporate customers, and suite rentals, hospitality and other event revenues have been, and may continue to be, adversely impacted by these and other factors. Management has decided not to increase many ticket and concession prices at least for 2002 to help foster fan support and mitigate any near term weakness.

.. NASCAR Broadcasting Rights Agreement. Fiscal 2001 was the Company's first year under the multi-year consolidated domestic television broadcast rights agreement for NASCAR Winston Cup and Busch Series events. The new agreement is expected to provide the Company with future increases in contracted broadcasting revenues. Total revenue under this domestic broadcast rights agreement is expected to approximate $79 million in 2002, reflecting an increase of approximately $11 million over 2001. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR have, and may continue to, increase at a relatively higher rate.

.. Insurance Coverage. Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted after the national incidents on September 11, 2001. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. The Company has a material investment in property and equipment at each of its six speedway facilities, generally located near highly populated cities, and which hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, are resulting in significant increases in insurance premium costs in fiscal 2002, and further increases are possible. While management believes the Company has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, no guarantee can be given that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company's speedway facilities could have a material adverse effect on the Company's financial position and future results of operations if asset damage and/or company liability were to exceed insurance coverage limits. The occurrence of additional national incidents, and particularly incidents at sporting event, entertainment or other public venues, may significantly impair the Company's ability to obtain such insurance coverage in the future.

.. Litigation Costs. As discussed in "Legal Proceedings" and Note 9 to the December 31, 2001 Consolidated Financial Statements, we are involved in various litigation for which significant legal costs continue to be incurred, particularly associated with the FTC litigation with Oil-Chem. The Company intends to defend itself vigorously against the claims raised in existing legal actions, and will likely incur significant additional legal costs in fiscal 2002. The Company is presently unable to quantify the amount of these expected legal costs. New or changes in pending or threatened legal action against the Company could result in further increases in legal costs.

.. Redemption of Convertible Subordinated Debentures. On April 19, 2002, the Company redeemed all outstanding 5 3/4% convertible subordinated debentures aggregating $53.7 million at 101.64% of par value. At March 31, 2002, 1,726,000 shares of common stock would have been issuable upon conversion. Management, including the Board of Directors, believes redemption is in the Company's long-term interest and an appropriate use of available funds. Redemption will reduce future interest expense and eliminate the associated dilution effect on earnings per share, and was funded entirely from available cash and cash investments on hand. As such, cash and cash investments and long-term debt was reduced by approximately $53.7 million upon redemption, excluding redemption premium, accrued interest and transaction costs. The redemption premium, associated unamortized net deferred loan costs, and transaction costs will be reflected as a non-recurring charge to earnings in the second quarter 2002. Such charges are estimated to total approximately $1.4 million. No amounts were borrowed under the Credit Facility to fund the redemption. Management believes that cash from operations, remaining cash and cash investments, and funds available through the Credit Facility, will be sufficient to meet the Company's operating and capital needs through 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Interest Rate Risk. The Company's financial instruments with market risk exposure consist only of notes receivable and bank revolving Credit Facility borrowings which are sensitive to changes in interest rates. The Company's Senior Subordinated Notes are fixed interest rate debt obligations. A change in interest rates of one percent on the balances outstanding at March 31, 2002 would cause a change in annual interest income of approximately $160,000 and annual interest expense of approximately $900,000. See Note 8 to the Consolidated Financial Statements for information on the terms and conditions of notes receivable. See Note 5 to the Consolidated Financial Statements for additional information on the terms and conditions of debt obligations.

   Equity Price Risk. The Company has marketable equity securities, all classified as "available for sale." Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

   As of and during the three months ended March 31, 2002, there have been no significant changes in the Company's interest rate risk or equity price risk. As discussed above in "Near Term Operating Factors", the Company redeemed its outstanding

Convertible Subordinated Debentures in full on April 19, 2002. On and after that date, interest on the Convertible Subordinated Debentures ceased to accrue.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   On February 8, 2000, a lawsuit by Robert L. "Larry" Carrier against SMI and BMS was filed in the Chancery Court for Sullivan County, Tennessee. This suit alleges that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint seeks $15 million in compensatory and $60 million in punitive damages as well as injunctive relief. The trial has been scheduled for May 30, 2002. The Company believes that the allegations are without merit and will vigorously contest this matter. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

   On January 31, 2001, the Federal Trade Commission filed a complaint against SMI and Oil-Chem, in the United States District Court, Middle District of North Carolina. The FTC is seeking a judgment to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to redress alleged injury to consumers. SMI filed an answer and discovery has been completed. On March 5, 2002, both sides moved for summary judgment. A trial date has been set for July 8, 2002. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

   On April 18, 2001, Cracker Barrel Old Country Store, Inc. filed a complaint against AMS, SMI, NASCAR and Fox Entertainment Group, Inc., that is currently pending in the United States District Court for the Middle District of Tennessee. Cracker Barrel alleges that AMS breached its sponsorship contract for the March 11, 2001 Cracker Barrel 500 Winston Cup event at AMS, and alleges that SMI tortiously interfered with this contract. Cracker Barrel contends that as a result of the sponsorship contract, it was entitled to receive certain exposure from the national broadcast of the race. AMS and SMI deny the allegations. On February 1, 2002, Cracker Barrel amended its complaint to include allegations of conspiracy. Cracker Barrel seeks unspecified compensatory, punitive and treble damages, as well as costs and attorneys fees. The Company has filed an answer in this matter and the parties have begun discovery. Management does not believe the outcome of this lawsuit will have a material adverse effect on the Company's financial position or future results of operations.

Item 6.  Exhibits and Reports on Form 8-K

   (a) *10.1 Amendment Number 1 dated January 31, 2002 to the Asset Purchase Agreement among Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and Levy Premium Foodservice Limited Partnership dated November 29, 2001 (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to SMI's Annual Report on Form 10-K for the year ended December 31, 2001(the "2001 Form 10-K")).

           *10.2 Assignment of and Amendment dated January 24, 2002 to the Management Agreement by and among SMI, Levy Premium Foodservice Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

*Previously filed.

   (b) No reports were filed on Form 8-K during the fiscal quarter covered by this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SPEEDWAY MOTORSPORTS, INC.
                                  (Registrant)



Date: May 14, 2002         By:    /s/ O. Bruton Smith
      -------------           ---------------------------
                                  O. Bruton Smith
                         Chairman and Chief Executive Officer


Date: May 14, 2002         By:    /s/ William R. Brooks
      -------------           ---------------------------
                                  William R. Brooks
                            Vice President, Chief Financial
                           Officer, Treasurer and Director
                     (principal financial and accounting officer)