Form 10-Q
period 2002-06-30
SPEEDWAY MOTORSPORTS INC
filed 2002-08-13
CIK 934648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                          to

Commission file number 1-13582

SPEEDWAY MOTORSPORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0363307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 Concord Parkway South, Concord, North Carolina	28027
(Address of principal executive offices)	(Zip Code)

(704) 455-3239
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of August 13, 2002, there were 42,208,370 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)
	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,792	$93,980
Accounts receivable	36,266	22,934
Prepaid income taxes	—	5,206
Inventories	17,348	17,108
Prepaid expenses	3,730	1,507

Total Current Assets	143,136	140,735

Property Held For Sale	16,192	26,385
Property and Equipment, Net	843,624	813,154
Goodwill and Other Intangible Assets, Net	52,065	56,742
Notes and Other Receivables from Affiliates	18,306	14,560
Other Assets	9,881	12,002

TOTAL	$1,083,204	$1,063,578

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$275	$1,228
Accounts payable	23,449	9,864
Deferred race event income, net	58,194	71,578
Accrued income taxes	20,880	—
Accrued interest	8,209	8,784
Accrued expenses and other liabilities	19,055	14,600

Total Current Liabilities	130,062	106,054
Long-Term Debt	342,225	396,085
Payable to Affiliates	2,594	3,483
Deferred Income, Net	14,440	15,166
Deferred Income Taxes	100,079	102,078
Other Liabilities	1,892	1,823

Total Liabilities	591,292	624,689

Commitments and Contingencies (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, shares authorized—3,000,000, no shares issued	—	—
Common stock, $.01 par value, shares authorized—200,000,000, issued and outstanding—42,202,000 in 2002 and 41,848,000 in 2001	422	418
Additional paid-in capital	168,911	162,756
Retained earnings	322,668	275,807
Accumulated other comprehensive loss—unrealized
loss on marketable equity securities	(89)	(92)

Total Stockholders’ Equity	491,912	438,889

TOTAL	$1,083,204	$1,063,578

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2002	2001
REVENUES:
Admissions	$54,684	$69,761
Event related revenue	49,029	60,552
NASCAR broadcasting revenue	33,211	34,642
Other operating revenue	10,693	10,397

Total Revenues	147,617	175,352

EXPENSES AND OTHER:
Direct expense of events	27,375	34,634
NASCAR purse and sanction fees	25,154	27,112
Other direct operating expense	8,522	8,925
General and administrative	15,922	16,364
Depreciation and amortization (Note 2)	7,884	8,116
Interest expense, net	4,996	6,128
Loss on early debt redemption (Note 5)	1,237	—
Expenses of cancelled CART race (Note 2)	—	3,469
Other income, net	(268)	(906)

Total Expenses and Other	90,822	103,842

Income From Continuing Operations Before Income Taxes	56,795	71,510
Income Tax Provision	22,333	28,115

Income From Continuing Operations	34,462	43,395
Loss From Operations of Discontinued Business (Note 1)	—	(192)

NET INCOME	$34,462	$43,203

Basic Earnings Per Share (Note 6):
Continuing Operations	$0.82	$1.04
Discontinued Operations	—	(0.01)

Basic Earnings Per Share	$0.82	$1.03

Weighted average shares outstanding	42,117	41,744
Diluted Earnings Per Share (Note 6):
Continuing Operations	$0.80	$0.99
Discontinued Operations	—	(0.01)

Diluted Earnings Per Share	$0.80	$0.98

Weighted average shares outstanding	43,109	44,387

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
REVENUES:
Admissions	$93,793	$89,739
Event related revenue	75,093	85,290
NASCAR broadcasting revenue	54,786	47,738
Other operating revenue	20,513	19,384

Total Revenues	244,185	242,151

EXPENSES AND OTHER:
Direct expense of events	42,258	47,289
NASCAR purse and sanction fees	41,975	38,031
Other direct operating expense	16,746	16,095
General and administrative	30,277	29,876
Depreciation and amortization (Note 2)	15,807	16,346
Interest expense, net	10,792	12,143
Loss on early debt redemption (Note 5)	1,237	—
Expenses of cancelled CART race (Note 2)	—	3,469
Other income, net (Note 4)	(277)	(2,923)

Total Expenses and Other	158,815	160,326

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change	85,370	81,825
Income Tax Provision	33,550	32,180

Income From Continuing Operations Before Cumulative Effect of Accounting Change	51,820	49,645
Loss From Operations and Disposal of Discontinued Business (Note 1)	(686)	(378)

Income Before Cumulative Effect of Accounting Change	51,134	49,267
Cumulative Effect of Accounting Change for Goodwill Impairment (Note 2)	(4,273)	—

NET INCOME	$46,861	$49,267

Basic Earnings Per Share (Note 6):
Continuing Operations Before Accounting Change	$1.23	$1.19
Discontinued Operations	(0.01)	(0.01)
Accounting Change	(0.10)	—

Basic Earnings Per Share	$1.12	$1.18

Weighted average shares outstanding	42,000	41,742
Diluted Earnings Per Share (Note 6):
Continuing Operations Before Accounting Change	$1.19	$1.14
Discontinued Operations	(0.01)	(0.01)
Accounting Change	(0.10)	—

Diluted Earnings Per Share	$1.08	$1.13

Weighted average shares outstanding	43,725	44,457

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity
	Shares	Amount
BALANCE—JANUARY 1, 2002	41,848	$418	$162,756	$275,807	$(92)	$438,889
Net income	—	—	—	46,861	—	46,861
Net unrealized gain on marketable equity securities	—	—	—	—	3	3
Exercise of stock options	346	4	3,974	—	—	3,978
Tax benefit from exercise of stock options	—	—	2,000	—	—	2,000
Issuance of stock under employee stock purchase plan	8	—	181	—	—	181

BALANCE—JUNE 30, 2002	42,202	$422	$168,911	$322,668	$(89)	$491,912

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,861	$49,267
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early debt redemption	1,237	—
Loss from operations and disposal of discontinued business	686	378
Cumulative effect of accounting change	4,273	—
Depreciation and amortization	15,807	16,346
Amortization of deferred income	(1,345)	(2,979)
Changes in operating assets and liabilities:
Accounts receivable	(13,856)	(7,846)
Prepaid and accrued income taxes	26,827	25,551
Inventories	(992)	(1,295)
Prepaid expenses	(2,254)	(220)
Accounts payable	4,311	2,131
Deferred race event income	(13,384)	(17,050)
Accrued expenses and other liabilities	2,288	(469)
Deferred income	619	(145)
Other assets and liabilities	1,708	(433)

Net Cash Provided By Operating Activities	72,786	63,236

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	232	—
Principal payments on long-term debt	(54,652)	(6,508)
Exercise of common stock options	3,978	47
Issuance of stock under employee stock purchase plan	181	169

Net Cash Used By Financing Activities	(50,261)	(6,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,393)	(27,074)
Proceeds from sale of property held for sale	10,003	—
Proceeds from sales of marketable equity securities and distribution from equity method investee	300	616
Increase in notes and other receivables:
Affiliates	(4,755)	(5,475)
Other	—	(460)
Repayment of notes and other receivables from affiliates	1,132	1,869

Net Cash Used By Investing Activities	(30,713)	(30,524)

Net Increase (Decrease) In Cash and Cash Equivalents	(8,188)	26,420
Cash and Cash Equivalents At Beginning Of Period	93,980	30,737

Cash and Cash Equivalents At End Of Period	$85,792	$57,157

SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable for capital expenditures	$9,371

See notes to consolidated financial statements.

The following Notes to Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include projections or expectations of future financial or economic performance of the Company, and statements of the Company’s plans and objectives for future operations, including those relating to the Company’s future capital projects, hosting of races, broadcasting rights or sponsorships. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, and “plans”, and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the SEC as an exhibit to the Company’s fiscal 2001 Annual Report on Form 10-K.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway LLC and subsidiaries a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Sears Point Raceway LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries (SMIP), Oil-Chem Research Corp. (ORC), Speedway Media LLC d/b/a Racing Country USA (RCU), SoldUSA, Inc., Speedway Funding LLC, and Speedway Holdings, Inc. (collectively, the Company).

Discontinued Operations and Disposal of Business—In March 2002, the Company committed to a formal plan to discontinue and dispose of the operations of SoldUSA due to continuing difficult market conditions for internet auction and e-commerce companies. Disposal occurred in the second quarter 2002. Certain of SoldUSA’s net assets, which totaled approximately $1,514,000 as of March 31, 2002, were transferred to the previous owner in exchange primarily for elimination of a $1,069,000 note payable owed by the Company for acquiring SoldUSA. Losses from SoldUSA’s discontinued operations for the three months ended June 30, 2001 were $192,000, after income taxes of $124,000, and for the three months ended June 30, 2002 were insignificant. Losses from SoldUSA’s discontinued operations were $99,000 and $378,000, after income taxes of $64,000 and $244,000, respectively, for the six months ended June 30, 2002 and 2001. Total SoldUSA revenues amounted to $0 and $108,000 in the three months ended June 30, 2002 and 2001, and $249,000 and $284,000 in the six months ended June 30, 2002 and 2001. Losses on disposal approximating $587,000, after income taxes of $381,000, were recognized in the first quarter 2002 and six months ended June 30, 2002. See Note 2 on goodwill impairment recognition associated with SoldUSA.

See Note 1 to the December 31, 2001 consolidated financial statements for further description of the Company’s business operations, properties and scheduled events.

2.    SIGNIFICANT ACCOUNTING POLICIES

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2001 included in its 2001 Annual Report on Form 10-K.

In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods. All such adjustments are of a normal recurring nature.

The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company’s motorsports business.

Revenue Recognition—The Company recognizes admissions, NASCAR broadcasting and other event related revenues when an event is held. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season, advance revenue is refundable and all deferred direct event expenses would be immediately recognized except for race purses which would be refundable from NASCAR or other sanctioning bodies. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements.

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

A major NASCAR-sanctioned racing event occurred at BMS on the weekend of March 23-24, 2002 which was held last year on the weekend of March 24-25, 2001. Accordingly, the revenues and operating expenses of these 2002 race events were recognized in the first quarter 2002, whereas those of the 2001 race events were recognized in the second quarter 2001.

Naming Rights—In June 2002, the Company entered into a ten year naming rights agreement whereby Sears Point Raceway has been renamed Infineon Raceway for gross fees aggregating approximately $34,600,000 over the agreement term. In 1999, the Company entered into a naming rights agreement whereby Charlotte Motor Speedway was renamed Lowe’s Motor Speedway for gross fees aggregating approximately $35,000,000 over a ten year agreement term. The agreements specify, among other things, that essentially all promotional signage, souvenirs, marketing and other associated materials, formerly bearing Sears Point Raceway or Charlotte Motor Speedway insignia, be renamed Infineon Raceway and Lowe’s Motor Speedway, respectively. Annual contracted fee revenues, net of associated expenses, are recognized as associated events are held each year in accordance with the respective agreement terms.

Long-Term Management Contract and Asset Sale—Certain Company subsidiaries and Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) executed a long-term food and beverage management agreement and an asset purchase agreement in November 2001, which closed in February 2002. The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s six speedways and other outside venues beginning February 2002. These services were previously provided by the Company’s subsidiary SMI Properties. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The management contract period is initially ten years with a renewal option for an additional ten year period. The Levy Group also purchased certain food and beverage machinery and equipment of SMIP for approximately $10,000,000 in cash, which approximated net book value as of December 31, 2001. See Note 4 “Property Held For Sale” for additional information related to the sold assets.

The new management agreement affects the Company’s reporting of operating profits associated with its food, beverage and hospitality catering activities. Beginning in the first quarter 2002, the Company’s operating profits from such activities provided by the Levy Group are reported as net event related revenue and net other operating revenue. For the three and six months ended June 30, 2001, revenues and expenses associated with those services previously provided by SMIP are included in event related revenue, other operating revenue, direct expense of events, other direct operating expense and general and administrative expense.

Expenses of Cancelled CART Race—A major Championship Auto Racing Teams (CART) racing event originally scheduled at TMS in April 2001 was not conducted as a result of a decision made by CART’s sanctioning body. The Company offered refunds of paid tickets and certain other event revenues. In May 2001, the Company filed a legal action against CART claiming, among other things, that CART was negligent and had breached its contract. The Company sought recovery of the associated race purse, sanction fees, certain other event related costs incurred by the Company, and various lost revenues and other damages. At June 30, 2001, management was unable to determine the outcome or effects that any favorable resolution might have on the Company’s financial position or future results of operations. As such, all event related costs, including those for which recovery was sought, were reflected as a period expense in the second quarter 2001, and no anticipated recovery of lost revenues or damage awards were recognized, pending ultimate resolution of the recovery proceedings. In October 2001, the Company’s legal action against CART was settled for approximately $5.0 million which was recognized in the fourth quarter 2001.

Recently Issued Accounting Standards—The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 specifies, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead evaluated for possible impairment at least annually. Under SFAS No. 142, the Company has ceased amortizing goodwill, including goodwill from past business combinations, and will periodically assess goodwill at the reporting unit level for possible impairment. Such assessment is expected to be performed annually as of April 1 or when events or circumstances indicate possible impairment may have occurred. The Company has assessed the effects of SFAS No. 142 for possible initial goodwill impairment under transitional rules. See “Accounting Change for Goodwill and Other Intangible Assets” below for effects and other information on adopting SFAS No. 142.

In August 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” was issued specifying, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of SFAS No. 144 on January 1, 2002 had no significant impact on the Company’s financial statements. The Company accounted for the disposal of SoldUSA under the requirements of SFAS No. 144 (see Note 1—“Discontinued Operations and Disposal of Business”).

In April 2002, SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections” was issued. SFAS No. 145, among other things, eliminates FASB Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required gains and losses from debt extinguishments to be aggregated and, if material, classified as an extraordinary item net of associated income tax effects, and also eliminates the exception to applying APB Opinion No. 30. As such, gains and losses from debt extinguishments should be classified as extraordinary items only if they meet certain criteria in APB Opinion No. 30. Such criteria distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria of APB Opinion No. 30 for classification as an extraordinary item. As further discussed in Note 5, the Company applied the provisions of SFAS No. 145 in accounting for the early redemption of its convertible subordinated debentures in the second quarter 2002.

Accounting Change For Goodwill and Other Intangible Assets—In adopting SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company ceased amortizing goodwill and other intangible assets and has assessed initial impairment under transitional rules as of January 1, 2002. As such, amortization expense of $445,000 and $889,000 on goodwill and other intangible assets recorded as of December 31, 2001 was not reflected in the three and six months ended June 30, 2002. The fair value of goodwill and other intangibles for each reporting unit of the Company was assessed primarily using expected present value of future cash flows and corroborated by quoted market prices or comparable transactions where available or applicable.

Such impairment assessment indicated that goodwill associated with Oil-Chem of $3,815,000 and SoldUSA of $755,000, both non-motorsports related reporting units of the Company, was impaired under the new accounting guidelines. Oil-Chem and SoldUSA continued to incur operating losses in difficult market conditions, and Federal Trade Commission litigation with Oil-Chem continued (see Note 9). In accordance with the provisions of SFAS No. 142, the Company recorded these impairments as a change in accounting principle as of January 1, 2002. The non-cash cumulative effect of the accounting change reduced net income in the first quarter 2002 and six months ended June 30, 2002 by $4,273,000, after income taxes of $297,000, and basic and diluted earnings per share by $0.10. Goodwill associated with Oil-Chem is not deductible for tax reporting purposes and represents a permanent difference for which current or deferred income tax liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff.

All remaining goodwill and other intangible assets, after the impairment loss recognition, are associated with the Company’s motorsports related operating segment and are not subject to amortization. As of June 30, 2002 and December 31, 2001, these intangible assets had carrying values aggregating $52,065,000, including other intangible assets of approximately $2,900,000 associated with race event sanctioning arrangements and relationships.

The following schedule reconciles net income and earnings per share adjusted to exclude after-tax amortization expense in the three and six months ended June 30, 2001 prior to adoption of SFAS No. 142, and the cumulative effect of the accounting change recognized in the first quarter 2002 and six months ended June 30, 2002 (in thousands, except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2002	2001	2002	2001
Net income, as previously reported for 2001	$34,462	$43,203	$46,861	$49,267
Loss from operations and disposal of discontinued business (Note 1)	—	192	686	378

Income from continuing operations	34,462	43,395	47,547	49,645
Amortization expense, net of taxes of $174 and $348 for three and six months of 2001	—	270	—	541
Cumulative effect of accounting change	—	—	4,273	—

Adjusted net income from continuing operations.	$34,462	$43,665	$51,820	$50,186

Basic Earnings Per Share:
As previously reported for 2001	$0.82	$1.03	$1.12	$1.18
Discontinued operations	—	0.01	0.01	0.01

Continuing operations	0.82	1.04	1.13	1.19
Amortization expense, net of tax	—	0.01	—	0.01
Cumulative effect of accounting change	—	—	0.10	—

Adjusted earnings per share from continuing operations	$0.82	$1.05	$1.23	$1.20

Diluted Earnings Per Share:
As previously reported for 2001	$0.80	$0.98	$1.08	$1.13
Discontinued operations	—	0.01	0.01	0.01

Continuing operations	0.80	0.99	1.09	1.14
Amortization expense, net of tax	—	0.01	—	0.01
Cumulative effect of accounting change	—	—	0.10	—

Adjusted earnings per share from continuing operations	$0.80	$1.00	$1.19	$1.15

Reclassifications—Certain prior year accounts were reclassified to conform with current year presentation.

3.    INVENTORIES

Inventories as of June 30, 2002 and December 31, 2001 consist of the following components (in thousands):

	June 30, 2002	December 31, 2001
Souvenirs and apparel	$10,510	$8,882
Finished vehicles, parts and accessories	5,103	5,289
Oil lubricant and other	1,735	2,937

Total	$17,348	$17,108

4.    PROPERTY HELD FOR SALE

Property held for sale as of June 30, 2002 and December 31, 2001 consists of (in thousands):

	June 30, 2002	December 31, 2001
Land for development	$12,232	$12,180
Machinery and equipment under sales contract	—	10,003
Speedway condominiums held for sale	3,960	4,202

Total	$16,192	$26,385

Land For Development—In December 2001, management foreclosed on and obtained ownership of property previously collateralizing past due notes receivable, including accrued interest, with carrying values aggregating $12,180,000. Independent appraised fair value less estimated selling costs supported reflecting the property based on the carrying value of the notes at foreclosure. The increase in carrying value at June 30, 2002 reflects additional transaction costs. Management is in the process of developing and marketing the property for sale.

Machinery and Equipment Under Sales Contract—Certain machinery and equipment of SMIP was sold under an asset purchase contract executed in November 2001, which closed in February 2002 (see Note 1—“Long-Term Management Contract and Asset Sale”). The sales price of $10,003,000 approximated net book value as of December 31, 2001. As such, machinery and equipment with historical cost and accumulated depreciation of approximately $14,629,000 and $4,626,000, respectively, was classified as property held for sale in the accompanying December 31, 2001 consolidated balance sheet.

Speedway Condominiums Held for Sale—The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 44 and 71, respectively, have been sold or contracted for sale as of June 30, 2002. Speedway condominiums held for sale are recorded at cost, and represent two condominiums at AMS and five condominiums at TMS which are substantially complete and are being marketed.

Certain TMS condominium sales contracts provided buyers the right to require Company repurchase within three years from the purchase date. Gain recognition was deferred until expiration of the buyer’s right. All such buyer rights expired in 2001. Aggregate gains approximating $2,100,000, before income taxes, were recognized upon expiration of such buyer rights in the first quarter 2001 and are included in other income for the six months ended June 30, 2001. There were no such gains recognized in 2002.

5.    LONG-TERM DEBT

Bank Credit Facility—The Company has a long-term, secured, senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender (the Credit Facility). The Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, matures in May 2004, and is secured by a pledge of the capital stock and other equity interests of all material Company subsidiaries. Interest is based, at the Company’s option, upon

(i) LIBOR plus .5% to 1.25% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus .5%. At June 30, 2002 and December 31, 2001, the Company had $90,000,000 in outstanding borrowings under the Credit Facility.

Senior Subordinated Notes—At June 30, 2002 and December 31, 2001, the Company had outstanding 8 1/2% senior subordinated notes in the aggregate principal amount of $250,000,000 (the Senior Notes). Semi-annual interest payments are due February 15 and August 15. The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company’s option after August 15, 2002.

Loss on Early Redemption of Convertible Subordinated Debentures—At December 31, 2001, the Company had outstanding 5 3/4% convertible subordinated debentures in the aggregate principal amount of $53,694,000. On April 19, 2002, the Company redeemed all such outstanding convertible debentures at 101.64% of par value. Prior to redemption, semi-annual interest payments were due March 31 and September 30. The debentures were convertible into common stock at the holder’s option at $31.11 per share until maturity in September 2003, and were redeemable at the Company’s option at various redemption prices. At June 30, 2001, 1,913,000 shares of common stock were issuable upon conversion (see Note 6).

The debt redemption was accounted for under SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections”, which is further discussed in Note 2. In applying the provisions of SFAS No. 145, the Company determined the transaction did not meet the criteria for classification as an extraordinary item. As such, the redemption premium, associated unamortized net deferred loan costs and transaction costs totaling approximately $1,237,000, before income taxes of $486,000, have been reflected as a charge to earnings in the three and six months ended June 30, 2002. The charge reduced basic and diluted earnings per share for the three and six months ended June 30, 2002 by $0.01.

Subsidiary Guarantees—Amounts outstanding under the Credit Facility and Senior Notes are guaranteed by all of the Company’s wholly-owned subsidiaries except for one minor wholly-owned subsidiary. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations.

Interest Expense, Net—Interest expense, net for the three months ended June 30, 2002 and 2001 includes interest expense of $5,507,000 and $7,079,000, and interest income of $511,000 and $951,000. The Company capitalized interest costs of $1,006,000 and $718,000 during the three months ended June 30, 2002 and 2001. The weighted-average interest rate on borrowings under the bank revolving credit facility during the three months ended June 30, 2002 and 2001 was 2.7% and 5.3%.

Interest expense, net for the six months ended June 30, 2002 and 2001 includes interest expense of $11,932,000 and $14,484,000, and interest income of $1,140,000 and $2,341,000. The Company capitalized interest costs of $1,654,000 and $1,408,000 during the six months ended June 30, 2002 and 2001. The weighted-average interest rate on borrowings under the bank revolving credit facility during the six months ended June 30, 2002 and 2001 was 2.7% and 6.2%.

6.    PER SHARE DATA

Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt prior to redemption on April 19, 2002 (see Note 5).

The following schedule reconciles basic and diluted earnings per share (dollars and shares in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2002	2001	2002	2001
Income from continuing operations before accounting change	$34,462	$43,395	$51,820	$49,645
Loss from operations and disposal of discontinued business, net of taxes (Note 1)	—	(192)	(686)	(378)

Income from before accounting change	34,462	43,203	51,134	49,267
Cumulative effect of accounting change for goodwill impairment, net of taxes (Note 2)	—	—	(4,273)	—

Net income available to common stockholders	34,462	43,203	46,861	49,267
Dilution effect of assumed conversions:
5 3/4% Convertible debentures	86	470	506	980

Net income available to common stockholders and assumed conversions	$34,548	$43,673	$47,367	$50,247

Weighted average common shares outstanding	42,117	41,744	42,000	41,742
Dilution effect of assumed conversions:
Common stock equivalents—stock options	688	704	711	707
5 3/4% Convertible debentures	304	1,939	1,014	2,008

Weighted average common shares outstanding and assumed conversions	43,109	44,387	43,725	44,457

Basic Earnings Per Share:
Continuing operations before accounting change.	$0.82	$1.04	$1.23	$1.19
Discontinued operations (Note 1)	—	(0.01)	(0.01)	(0.01)
Accounting change (Note 2)	—	—	(0.10)	—

Basic earnings per share	$0.82	$1.03	$1.12	$1.18

Diluted Earnings Per Share:
Continuing operations before accounting change.	$0.80	$0.99	$1.19	$1.14
Discontinued operations (Note 1)	—	(0.01)	(0.01)	(0.01)
Accounting change (Note 2)	—	—	(0.10)	—

Diluted earnings per share	$0.80	$0.98	$1.08	$1.13

7.    RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at June 30, 2002 and December 31, 2001 include $939,000 and $925,000 due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner, including accrued interest. The note bears interest at 1% over prime, is collateralized by certain partnership land, and is payable on demand. Because the Company does not anticipate or require repayment before June 30, 2003, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and have determined it to be an appropriate use of available Company funds based on interest rates at the original transaction date and the underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at June 30, 2002 and December 31, 2001 include $8,426,000 and $6,238,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman, and accrued interest. The amount due bears interest at 1% over prime and is payable on demand. Because the Company does not anticipate or require repayment before June 30, 2003, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and have determined it to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman.

Notes and other receivables from affiliates at June 30, 2002 and December 31, 2001 include $435,000 and $440,000 due from a corporation which is a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. From time to time, the Company makes cash advances for various corporate purposes on behalf of the affiliate. The amount due is collateralized by certain personal property and is payable on demand. Because the Company does not anticipate or require repayment before June 30, 2003, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and have determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and the affiliate.

The Company has made loans to, and paid certain expenses on behalf of, Sonic Financial Corp. (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer for various corporate purposes. Notes and other receivables from affiliates at June 30, 2002 and December 31, 2001 include $8,505,000 and $6,957,000 due from Sonic Financial. The amounts due bear interest at 1% over prime and are payable on demand. Because the Company does not anticipate or require repayment before June 30, 2003, the balance has been classified as a noncurrent asset in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and have determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

Amounts payable to affiliates at June 30, 2002 and December 31, 2001 include $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes that the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing leases an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under an annually renewable lease agreement. Rent expense approximated $49,000 and $33,000 for the three months ended June 30, 2002 and 2001, and $98,000 and $66,000 for the six months ended June 30, 2002 and 2001. The lease contains terms more favorable to the Company than terms that would be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested directors of SMI, on behalf of the Company, has evaluated this lease, assisted by independent counsel and real estate experts, and has concluded that the lease is in the best interests of the Company and its stockholders. The economic terms of the lease were based on several factors, including projected earnings capacity of 600 Racing, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties.

During the six months ended June 30, 2002, LVMS purchased a fleet of new vehicles for use by its employees from Nevada Dodge, a subsidiary of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $728,000. The Company believes the purchase terms approximate market value and are no less favorable than could be obtained in an arm’s-length transaction from an unrelated third party buyer.

Oil-Chem sold zMax oil lubricant product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $297,000 and $168,000 for the three months ended June 30, 2002 and 2001, and $535,000 and $319,000 for the six months ended June 30, 2002 and 2001. These sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction from an unrelated third party buyer.

SAI and its dealerships frequently purchase various apparel items, which are screen-printed with SAI and dealership logos, for its employees as part of internal marketing and sales promotions. SAI and its dealerships purchase such items from several companies, including WMI. Total purchases from WMI by SAI and its dealerships approximated $193,000 and $65,000 for the three months ended June 30, 2002 and 2001, and $259,000 and $114,000 for the six months ended June 30, 2002 and 2001. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

Interest income of $228,000 and $123,000 for the three months ended June 30, 2002 and 2001, and $431,000 and $247,000 for the six months ended June 30, 2002 and 2001, was earned on amounts due from related parties. Interest expense of $29,000 and $34,000 for the three months ended June 30, 2002 and 2001, and $57,000 and $70,000 for the six months ended June 30, 2002 and 2001, was accrued on amounts payable to affiliates.

8.    STOCK OPTION PLANS

Formula Stock Option Plan—Effective January 2, 2002, the Company granted options to purchase 10,000 shares to each of the five outside directors at an exercise price per share of $25.65 at award date which equaled fair value at date of grant.

9.    LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. The more significant of these lawsuits are described below. Management does not believe the outcome of any of these lawsuits or incidents will have a material adverse effect on the Company’s financial position or future results of operations.

On May 1, 1999, during the running of an Indy Racing League Series racing event at LMS, an on-track accident occurred that caused race debris to enter the spectator seating area. On April 24, 2002, Rodney Pyatte filed a personal injury action related to this accident against SMI, LMS and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of Rodney Pyatte, as well as the medical expenses incurred and wages lost. On June 24, 2002, the Company filed its answer in this action. The Company intends to defend itself and to deny the allegations of negligence as well as related claims for punitive damages.

On February 8, 2000, Robert L. “Larry” Carrier filed a lawsuit against SMI and BMS in the Chancery Court for Sullivan County, Tennessee. This suit alleges that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint seeks $15 million in compensatory and $60 million in punitive damages as well as injunctive relief. The trial has occurred and the judge is currently considering his ruling. The Company believes that the allegations are without merit and will vigorously contest this matter.

On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMS, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure resulted from excessive interior corrosion resulting from improperly manufactured bridge components. Tindall Corporation designed, manufactured and constructed the portion of the pedestrian bridge that failed. Tindall contends that a product that Tindall purchased from Anti-Hydro International, Inc. and that Tindall incorporated into the bridge caused the corrosion.

To date, individuals claiming injuries from the bridge failure on May 20, 2000, have filed 36 separate lawsuits including two new lawsuits filed since the beginning of the second quarter of 2002. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle

District and Western District of North Carolina, seeking unspecified compensatory and punitive damages.

The following plaintiffs have filed claims in this matter since the beginning of the second quarter of 2002 on the dates indicated: Clara Matthews and Alfred Matthews, filed on May 15, 2002; and John Wayne Malesich and Katlin Malesich, filed on June 28, 2002.

Discovery is proceeding in all of the cases. All of the state court lawsuits were consolidated before one judge and are pending in Mecklenburg County. Four of the state court lawsuits are scheduled for trial on August 19, 2002. The federal lawsuits are progressing under the same discovery plan that the parties are following in the consolidated state court lawsuits. The Company is vigorously defending itself and denies the allegations of negligence as well as the related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future.

On January 31, 2001, the Federal Trade Commission filed a complaint against SMI and Oil-Chem, in the United States District Court, Middle District of North Carolina. The FTC is seeking a judgment to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to redress alleged injury to consumers. SMI filed an answer, and discovery has been completed. On March 5, 2002, both sides moved for summary judgment. The trial date has been continued.

On April 18, 2001, Cracker Barrel Old Country Store, Inc. filed a complaint against AMS, SMI, NASCAR and Fox Entertainment Group, Inc., that is currently pending in the United States District Court for the Middle District of Tennessee. Cracker Barrel alleges that AMS breached its sponsorship contract for the March 11, 2001 Cracker Barrel 500 Winston Cup event at AMS, and alleges that SMI tortiously interfered with this contract. Cracker Barrel contends that as a result of the sponsorship contract, it was entitled to receive certain exposure from the national broadcast of the race. On February 1, 2002, Cracker Barrel amended its complaint to include allegations of conspiracy. On April 16, 2002, Cracker Barrel amended its complaint to seek $2,600,000 in compensatory damages, plus punitive and treble damages, as well as costs and attorneys fees. AMS and SMI deny the allegations. The Company has filed an answer in this matter and the parties have begun discovery.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

Overview

The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all of the Company’s events. “Event related revenue” includes amounts received from food and beverage commissioned sales, souvenir sales, sponsorship fees, promotional and hospitality revenues, luxury suite rentals, broadcasting rights other than NASCAR broadcasting revenue, track rentals, and other event and speedway related revenue. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways.

The Company derives “other operating revenue” from The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”), dining and entertainment facilities located at the respective speedways, and from Legends Car operations of 600 Racing, Inc., a wholly-owned subsidiary of LMS. The Company also derives additional revenue from Motorsports By Mail LLC (MBM), a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; from Oil-Chem, which produces an environmentally-friendly metal energizer; from Racing Country USA, a nationally syndicated radio show; and from Wild Man Industries (WMI), a screen printing and embroidery manufacturer and distributor of primarily motorsports related wholesale and retail apparel. MBM is a wholly-owned subsidiary of SMIP, and WMI is a division of SMIP.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales (and food and beverage sales prior to the Levy Group management contract in 2002), non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of Speedway Clubs’, Legends Car, industrial park rental, MBM, Oil-Chem, and WMI revenues.

The Company sponsors and promotes outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions can have a negative effect on the Company’s results of operations.

The Company does not believe that its financial performance has been materially affected by inflation. The Company has generally been able to mitigate the effects of inflation by increasing prices.

Seasonality and Quarterly Results

The Company currently will sponsor 17 major annual racing events in 2002 sanctioned by NASCAR, including ten Winston Cup and seven Busch Grand National Series racing events. The Company will also sponsor two Indy Racing League (IRL) racing events, three NASCAR Craftsman Truck Series racing events, four major National Hot Rod Association (NHRA) racing events, and six World of Outlaws (WOO) racing events. As a result, the Company’s business has been, and is expected to remain, highly seasonal. In 2001, the Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 17 major NASCAR-sanctioned racing events, three IRL racing events, three NASCAR Craftsman Truck Series racing events, four major NHRA racing events, five WOO racing events, and two UDTRA Pro Dirt Car Series (“UDTRA”) racing events.

In 2001 and 2000, the Company’s second and fourth quarters accounted for 68% and 67%, respectively, of its total annual revenues and 93% and 104%, respectively, of its total annual net income. The Company sometimes produces minimal operating income or losses during its third quarter when it hosts only one major NASCAR race weekend. Concentration of racing events in any particular quarter, and the growth in the Company’s operations with attendant increases in overhead expenses, may tend to increase operating losses or minimize operating income in respective future quarters. Racing schedules may be changed from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business.

The results of operations for the three and six months ended June 30, 2002 and 2001 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

Set forth below is certain comparative summary information with respect to the Company’s scheduled major NASCAR-sanctioned racing events for 2002 and 2001:

	Number of scheduled major NASCAR-sanctioned events
	2002	2001
1st Quarter	5	4
2nd Quarter	6	8
3rd Quarter	2	2
4th Quarter	4	3

Total	17	17

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

A major NASCAR-sanctioned racing event occurred at BMS on the weekend of March 23-24, 2002 which was held last year on the weekend of March 24-25, 2001. Accordingly, the revenues and operating expenses of these 2002 race events were recognized in the first quarter 2002, whereas those of the 2001 race events were recognized in the second quarter 2001. Also, AMS hosted an Indy Racing League Series racing event, and BMS hosted World of Outlaws and UDTRA Pro Dirt Car Series racing events, in the second quarter 2001 which not were held in the current period.

As discussed in Note 2 to the Consolidated Financial Statements, the Levy Group food and beverage management agreement affects the Company’s reporting of operating profits associated with its food, beverage and hospitality catering activities. For the three and six months ended June 30, 2002, operating profits from such activities provided by the Levy Group are reported as net event related revenue and net other operating revenue. For the three and six months ended June 30, 2001, revenues and expenses associated with those services previously provided by SMIP are included in event related revenue, other operating revenue, direct expense of events, other direct operating expense and general and administrative expense.

Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001

Total Revenues.    Total revenues for the three months ended June 30, 2002 decreased by $27.7 million, or 15.8%, from such revenues for the same period in 2001.

Admissions.    Admissions for the three months ended June 30, 2002 decreased by $15.1 million, or 21.6%, from such revenue for the same period in 2001. This decrease was due primarily to BMS hosting NASCAR-sanctioned racing events in the first quarter 2002 which were held in the second quarter 2001. The overall decrease was partially offset by higher attendance at NASCAR-sanctioned racing events held at LMS, IR and TMS during the current period. The decrease also reflects, to a lesser extent, AMS hosting an IRL racing event, and BMS hosting World of Outlaws and UDTRA racing events, in the second quarter 2001 that were not held in the current period.

Event Related Revenue.    Event related revenue for the three months ended June 30, 2002 decreased by $11.5 million, or 19.0%, from such revenue for the same period in 2001. This decrease was due to reporting the operating profits for food, beverage and hospitality catering activities now provided by the Levy Group as net event related revenue in the second quarter 2002. Revenues and expenses associated with those services previously provided by SMIP in the same period in 2001 are included in event related revenue, direct expense of events and general and administrative expense. The decrease was also due to BMS hosting NASCAR-sanctioned racing events in the first quarter 2002 which were held in the second quarter 2001. The decrease also reflects, to a lesser extent, AMS hosting an IRL racing event, and BMS hosting World of Outlaws and UDTRA racing events, in the second quarter 2001 that were not held in the current period.

The overall decrease was partially offset by increased sponsorship revenues associated with the naming rights agreement obtained in June 2002 whereby Sears Point Raceway was renamed Infineon Raceway. See Note 2 to the Consolidated Financial Statements for additional information.

The current period reflects lower corporate suite and track rentals, hospitality, and other event related revenues as compared to the same period in 2001. Challenging economic conditions, including public concerns over additional incidents and air travel, continued to negatively impact event related revenues, particularly from corporate customers, in the second quarter 2002 as compared to the same period in 2001.

NASCAR Broadcasting Revenue.    NASCAR broadcasting revenue for the three months ended June 30, 2002 decreased by $1.4 million, or 4.1%, from such revenue for the same period in 2001. This decrease was due primarily to broadcast rights fees for NASCAR-sanctioned racing events hosted at BMS in the first quarter 2002 which were held in the second quarter 2001. The overall decrease was partially offset by increases in broadcast rights fees for NASCAR-sanctioned racing events held at LMS, IR and TMS during the current period.

Other Operating Revenue.    Other operating revenue for the three months ended June 30, 2002 increased by $296,000, or 2.8%, over such revenue for the same period in 2001. This increase was due primarily to an increase in Oil-Chem revenues in the current period. The overall increase was partially offset by reporting the operating profits for food, beverage and hospitality catering activities now provided by the Levy Group to third-party sports-oriented venues and the TMS Speedway Club as net other operating revenue in the three months ended June 30, 2002. Revenues and expenses associated with those services previously provided by SMIP in the same period in 2001 are included in other operating revenue, other direct operating expense and general and administrative expense.

Direct Expense of Events.    Direct expense of events for the three months ended June 30, 2002 decreased by $7.3 million, or 21.0%, from such expense for the same period in 2001. This decrease was due to the Levy Group now providing food, beverage and hospitality catering services previously provided by SMIP as described above, and to BMS hosting NASCAR-sanctioned racing events in the first quarter 2002 which were held in the second quarter 2001. The decrease also reflects, to a lesser extent, AMS hosting an IRL racing event, and BMS hosting World of Outlaws and UDTRA racing events, in the second quarter 2001 that were not held in the current period.

The overall decrease was partially offset by significant increases in insurance premium costs, resulting after the national incidents on September 11, 2001, for property, casualty, liability, and other insurance coverage for events held in the current period as compared to the same period in 2001. The overall decrease was also partially offset by increased operating costs associated with the growth in operations for NASCAR-sanctioned racing events held at IR’s newly expanded speedway facilities in the current period as compared to the same period in 2001.

NASCAR Purse and Sanction Fees.    NASCAR purse and sanction fees for the three months ended June 30, 2002 decreased by $2.0 million, or 7.2%, from such expense for the same period in 2001. This decrease was due primarily to race purses and sanctioning fees for NASCAR-sanctioned racing events hosted at BMS in the first quarter 2002 which were held in the second quarter 2001. The overall decrease was partially offset by higher race purses and sanctioning fees for NASCAR-sanctioned racing events held at LMS, IR and TMS in the current period.

Other Direct Operating Expense.    Other direct operating expense for the three months ended June 30, 2002 decreased by $403,000, or 4.5%, from such expense for the same period in 2001. This decrease was due primarily to the Levy Group now providing food, beverage and hospitality catering services previously provided by SMIP as described above. The overall decrease was partially offset by higher operating and advertising costs associated with increased Oil-Chem revenues in the current period.

General and Administrative.    General and administrative expense for the three months ended June 30, 2002 decreased by $442,000, or 2.7%, from such expense for the same period in 2001. This decrease was due primarily to the Levy Group now providing food, beverage and hospitality catering services previously provided by SMIP as described above. The overall decrease was partially offset by increased legal costs associated with the FTC litigation with Oil-Chem and other legal matters.

Depreciation and Amortization.    Depreciation and amortization expense for the three months ended June 30, 2002 decreased by $232,000, or 2.9%, from such expense for the same period in 2001. This decrease was due primarily to the Company ceasing to amortize goodwill and other intangible assets upon adopting SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. See Note 2 to the Consolidated Financial Statements for additional information. Amortization expense amounted to $445,000 in the three months ended June 30, 2001. The decrease also reflects the sale of certain machinery and equipment to the Levy Group in February 2002. See Notes 2 and 4 to the Consolidated Financial Statements for additional information. The overall decrease was partially offset by an increase in depreciation expense from additions to property and equipment at the Company’s speedways.

Interest Expense, Net.    Interest expense, net for the three months ended June 30, 2002 was $5.0 million compared to $6.1 million for the same period in 2001. This decrease was due primarily to redemption of the Convertible Subordinated Debentures in April 2002, and to lower interest rates on the revolving Credit Facility, and higher capitalized interest, in the three months ended June 30, 2002 as compared to the same period in 2001. The overall decrease was partially offset by lower interest rates earned on cash investments and lower outstanding notes receivable in the current period.

Loss on Early Debt Redemption.    Loss on early debt redemption of $1.2 million for the three months ended June 30, 2002 represents a charge associated with the Company’s redemption of all outstanding 5 3/4% Convertible Subordinated Debentures totaling $53,694,000 on April 19, 2002 at 101.64% of par value. The charge consists of redemption premium, associated unamortized net deferred loan costs, and transaction costs. See Notes 2 and 5 to the Consolidated Financial Statements for additional information.

Expenses of Cancelled CART race.    Expenses of cancelled CART race of $3.5 million for the three months ended June 30, 2001 represent principally race event costs associated with a CART-sanctioned racing event originally scheduled at TMS in April 2001 that was not conducted as a result of a decision made by CART’s sanctioning body. In May 2001, the Company filed a legal action against CART claiming, among other things, that CART was negligent and had breached its contract. The Company sought recovery of the associated race purse, sanction fees, certain other event related costs incurred by the Company, and various lost revenues and other damages. At June 30, 2001, management was unable to determine the outcome or effects that any favorable resolution might have on the Company’s financial position or future results of operations. As such, all event related costs, including those for which recovery was sought, were reflected as a period expense in the second quarter 2001, and no anticipated recovery of lost revenues or damage awards were recognized, pending ultimate resolution of the recovery proceedings. In October 2001, the Company’s legal action against CART was settled for approximately $5.0 million which was recognized in the fourth quarter 2001.

Other Income.    Other income for the three months ended June 30, 2002 decreased by $638,000 to $268,000 from such income for the same period in 2001. This decrease results primarily from gains on sales of two TMS condominiums in the three months ended June 30, 2001. There were no condominium sales in the current period.

Income Tax Provision.    The Company’s effective income tax rate for the three months ended June 30, 2002 and 2001 was 39.3%.

Income From Continuing Operations.    Income from continuing operations for the three months ended June 30, 2002 decreased by $8.9 million, or 20.6%, to $34.5 million, from such income for the same period in 2001. This decrease was due to the factors discussed above.

Loss From Operations of Discontinued Business.    Loss from operations of discontinued business relates to the Company’s disposal of SoldUSA in April 2002. Losses from SoldUSA’s discontinued operations for the three months ended June 30, 2001 were $192,000, after income taxes of $124,000, and for the three months ended June 30, 2002 were insignificant. See Note 1 to the Consolidated Financial Statements for additional information.

Net Income.    Net income for the three months ended June 30, 2002 decreased by $8.7 million, or 20.2%, to $34.5 million, from such income for the same period in 2001. This decrease was due to the factors discussed above.

Six Months Ended June 30, 2002 Compared To Six Months Ended June 30, 2001

Total Revenues.    Total revenues for the six months ended June 30, 2002 increased by $2.0 million, or 0.8%, over such revenues for the same period in 2001.

Admissions.    Admissions for the six months ended June 30, 2002 increased by $4.1 million, or 4.5%, over such revenue for the same period in 2001. This increase was due primarily to higher attendance at NASCAR-sanctioned racing events held at AMS, BMS, LMS, LVMS, IR and TMS during the current period. The overall increase was partially offset by AMS hosting an IRL racing event, and BMS hosting World of Outlaws and UDTRA racing events, in the second quarter 2001 that were not held in the current period.

Event Related Revenue.    Event related revenue for the six months ended June 30, 2002 decreased by $10.2 million, or 12.0%, from such revenue for the same period in 2001. This decrease was due primarily to reporting the operating profits for food, beverage and hospitality catering activities now provided by the Levy Group as net event related revenue in the current period. Revenues and expenses associated with those services previously provided by SMIP in the same period in 2001 are included in event related revenue, direct expense of events and general and administrative expense. The decrease also reflects, to a lesser extent, AMS hosting an IRL racing event, and BMS hosting World of Outlaws and UDTRA racing events, in the second quarter 2001 that were not held in the current period.

The overall decrease was partially offset by increased sponsorship revenues associated with the naming rights agreement obtained in June 2002 whereby Sears Point Raceway was renamed Infineon Raceway. See Note 2 to the Consolidated Financial Statements for additional information.

The current period also reflects lower corporate suite and track rentals, hospitality, and other event related revenues as compared to the same period in 2001. Challenging economic conditions, including public concerns over additional incidents and air travel, continued to negatively impact event related revenues, particularly from corporate customers, in the current period as compared to the same period in 2001.

NASCAR Broadcasting Revenue.    NASCAR broadcasting revenue for the six months ended June 30, 2002 increased by $7.0 million, or 14.8%, over such revenue for the same period in 2001. This increase was due to increases in broadcast rights fees for NASCAR-sanctioned racing events held during the current period.

Other Operating Revenue.    Other operating revenue for the six months ended June 30, 2002 increased by $1.1 million, or 5.8%, over such revenue for the same period in 2001. This increase was due primarily to an increase in Oil-Chem revenues in the current period. The overall increase was partially offset by reporting the operating profits for food, beverage and hospitality catering activities now provided by the Levy Group to third-party sports-oriented venues and the TMS Speedway Club as net other operating revenue in the six months ended June 30, 2002. Revenues and expenses associated with those services previously provided by SMIP in the same period in 2001 are included in other operating revenue, other direct operating expense and general and administrative expense.

Direct Expense of Events.    Direct expense of events for the six months ended June 30, 2002 decreased by $5.0 million, or 10.6%, from such expense for the same period in 2001. This decrease was due primarily to the Levy Group now providing food, beverage and hospitality catering services previously provided by SMIP as described above. The decrease also reflects, to a lesser extent, AMS hosting an IRL racing event, and BMS hosting World of Outlaws and UDTRA racing events, in the six months ended June 30, 2001 that were not held in the current period.

The overall decrease was partially offset by significant increases in insurance premium costs, resulting after the national incidents on September 11, 2001, for property, casualty, liability, and other insurance coverage for events held in the current period as compared to the same period in 2001. The overall decrease was also partially offset by increased operating costs associated with the growth in operations for NASCAR-sanctioned and other racing events held at IR’s newly expanded speedway facilities in the current period as compared to the same period in 2001.

NASCAR Purse and Sanction Fees.    NASCAR purse and sanction fees for the six months ended June 30, 2002 increased by $3.9 million, or 10.4%, over such expense for the same period in 2001. This increase was due to higher race purses and sanctioning fees for NASCAR-sanctioned racing events hosted in the current period.

Other Direct Operating Expense.    Other direct operating expense for the six months ended June 30, 2002 increased by $651,000, or 4.0%, over such expense for the same period in 2001. This increase was due primarily to higher operating and advertising costs associated with increased Oil-Chem revenues in the current period. The overall increase was partially offset by the Levy Group now providing food, beverage and hospitality catering services previously provided by SMIP as described above.

General and Administrative.    General and administrative expense for the six months ended June 30, 2002 increased by $401,000, or 1.3%, over such expense for the same period in 2001. This increase was due primarily to legal costs associated with the FTC litigation with Oil-Chem and other legal matters. The overall increase was partially offset from the Levy Group now providing food, beverage and hospitality catering services previously provided by SMIP as described above.

Depreciation and Amortization.    Depreciation and amortization expense for the six months ended June 30, 2002 decreased by $539,000, or 3.3%, from such expense for the same period in 2001. This decrease was due primarily to the Company ceasing to amortize goodwill and other intangible assets upon adopting SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. See Note 2 to the Consolidated Financial Statements for additional information. Amortization expense amounted to $889,000 in the six months ended June 30, 2001. The decrease also reflects the sale of certain machinery and equipment to the Levy Group in February 2002. See Notes 2 and 4 to the Consolidated Financial Statements for additional information. The overall decrease was partially offset by an increase in depreciation expense from additions to property and equipment at the Company’s speedways.

Interest Expense, Net.    Interest expense, net for the six months ended June 30, 2002 was $10.8 million compared to $12.1 million for the same period in 2001. This decrease was due primarily to lower interest rates on the revolving Credit Facility in the current period as compared to the same period in 2001, and to redemption of the Convertible Subordinated Debentures in April 2002. The overall decrease was partially offset by lower interest rates earned on cash investments and lower outstanding notes receivable in the current period.

Loss on Early Debt Redemption.    Loss on early debt redemption of $1.2 million for the six months ended June 30, 2002 represents a charge associated with the Company’s redemption of all outstanding 5 3/4% Convertible Subordinated Debentures totalling $53,694,000 on April 19, 2002 at 101.64% of par value. The charge consists of redemption premium, associated unamortized net deferred loan costs, and transaction costs. See Notes 2 and 5 to the Consolidated Financial Statements for additional information.

Expenses of Cancelled CART Race.    Expenses of cancelled CART race of $3.5 million for the six months ended June 30, 2001 represent principally race event costs associated with a CART-sanctioned racing event originally scheduled at TMS in April 2001 that was not conducted as a result of a decision made by CART’s sanctioning body. In May 2001, the Company filed a legal action against CART claiming, among other things, that CART was negligent and had breached its contract. The Company sought recovery of the associated race purse, sanction fees, certain other event related costs incurred by the Company, and various lost revenues and other damages. At June 30, 2001, management was unable to determine the outcome or effects that any favorable resolution might have on the Company’s financial position or future results of operations. As such, all event related costs, including those for which recovery was sought, were reflected as a period expense in the second quarter 2001, and no anticipated recovery of lost revenues or damage awards were recognized, pending ultimate resolution of the recovery proceedings. In October 2001, the Company’s legal action against CART was settled for approximately $5.0 million which was recognized in the fourth quarter 2001.

Other Income.    Other income for the six months ended June 30, 2002 decreased by $2.6 million to $277,000 from such income for the same period in 2001. This decrease results primarily from gains recognized upon expiration, in the six months ended June 30, 2001, of buyer rights under certain TMS condominium sales contracts whereby buyers could require Company repurchase within three years from date of purchase. Recognition of such gains was deferred until the buyer’s right expired. No such gains were recognized in the current period. The decrease also results from lower gains on sales of TMS condominiums in the current period as compared to the same period in 2001.

Income Tax Provision.    The Company’s effective income tax rate for the six months ended June 30, 2002 and 2001 was 39.3%.

Income From Continuing Operations Before Cumulative Effect of Accounting Change.    Income from continuing operations before cumulative effect of accounting change for the six months ended June 30, 2002 increased by $2.2 million, or 4.4%, to $51.8 million, over such income for the same period in 2001. This increase was due to the factors discussed above.

Loss From Operations and Disposal of Discontinued Business.    Loss from operations and disposal of discontinued business represents the accounting for the Company’s discontinued operations and disposal of SoldUSA in April 2002. Losses from SoldUSA’s discontinued operations were $99,000 and $387,000, after income taxes of $64,000 and $244,000, respectively, for the six months ended June 30, 2002 and 2001. Losses on disposal approximating $587,000, after income taxes of $381,000, were recognized in the current period. See Note 1 to the Consolidated Financial Statements for additional information.

Cumulative Effect of Accounting Change for Goodwill Impairment.    Cumulative effect of accounting change for goodwill impairment of $4.3 million for the six months ended June 30, 2002 represents the cumulative effect, net of income taxes of $297,000, of the Company’s assessment that goodwill associated with certain non-motorsports related reporting units was impaired upon adopting SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. See Note 2 to the Consolidated Financial Statements for additional information.

Net Income.    Net income for the six months ended June 30, 2002 decreased by $2.4 million, or 4.9%, to $46.9 million, from such income for the same period in 2001. This increase was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the six months ended June 30, 2002 for improvements and expansion at its speedway facilities. Significant changes in the Company’s financial condition and liquidity during the six months ended June 30, 2002 resulted primarily from:

(1)  net cash generated by operations amounting to $72.8 million;

(2)  cash outlays for capital expenditures amounting to $37.4 million;

(3)  proceeds from sale of property to the Levy Group amounting to $10.0 million; and

(4)  redemption of Convertible Subordinated Debentures totaling $53.7 million.

At June 30, 2002, the Company had cash and cash equivalents totaling $85.8 million and had $90.0 million in outstanding borrowings under the $250.0 million Credit Facility. At June 30, 2002, net deferred tax liabilities totaled $100.1 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

The Company had the following contractual cash obligations and other commercial commitments as of June 30, 2002 (in thousands):

		Payments Due By Period
	Total	Current	2003	2004	Thereafter
Contractual Cash Obligations
Current liabilities, excluding current maturities of long-term debt and deferred race event income	$71,593	$71,593	—	—	—
Long-term debt, including current maturities	342,500	275	$67	$90,000	$252,158
Payable to affiliates	2,594	—	—	—	2,594
Other liabilities	1,892	—	—	—	1,892

Total Contractual Cash Obligations	$418,579	$71,868	$67	$90,000	$256,644

		Commitment Expiration By Period
	Total	Current	2003	2004	Thereafter
Other Commercial Commitments
Letters of credit,
Total Other Commercial Commitments	$722	$722	—	—	—

The Company presently does not have any significant operating lease obligations or off balance sheet obligations, guarantees, commitments or other contractual cash obligations or other commercial commitments.

Management anticipates that cash from operations, and funds available through the Credit Facility, will be sufficient to meet the Company’s operating needs through 2002, including planned capital expenditures at its speedway facilities. Based upon anticipated future growth and financing requirements, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined, including additional debt or equity financings. The Company may, from time to time, redeem or retire debt, and purchase its debt or equity securities, depending on liquidity, prevailing market conditions, as well as such factors as permissibility under the Credit Facility, the Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company’s continued growth, including the continued expansion, improvement or acquisition of speedway facilities.

Capital Expenditures

Significant growth in the Company’s revenues depends, in large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At June 30, 2002, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at its speedways. In 2002, the Company continued the multi-year major reconfiguration and modernization of IR, adding up to 11,000 new grandstand seats, 16,000 new hillside terrace seats, and 16 new luxury suites. Modernization and reconstruction of IR’s dragway also continues featuring permanent seating, luxury suites, and extensive fan amenities. Substantial completion of the IR renovations is presently scheduled for 2002 and into 2003. Similar to 2001, the Company plans to further expand concessions, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans, and to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at each of the Company’s speedways.

The estimated aggregate cost of capital expenditures in 2002 will approximate $65.0 million. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements, including:

•	undetected soil or land conditions;

•	additional land acquisition costs;

•	increases in the cost of construction materials and labor;

•	unforeseen changes in design;

•	litigation, accidents or natural disasters affecting the construction site; and

•	national or regional economic changes.

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

Dividends

Any decision concerning the payment of common stock dividends will depend upon the Company’s results of operations, financial condition and capital expenditure plans, as well as such factors as permitted under the Credit Facility and the Senior Subordinated Notes and as the Company’s Board of Directors, in its sole discretion, may consider relevant. The Credit Facility currently precludes the payment of dividends.

Recently Issued Accounting Standards

The Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 specifies, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead evaluated for possible impairment at least annually. Under SFAS No. 142, the Company has ceased amortizing goodwill, including goodwill from past business combinations, and will periodically assess goodwill at the reporting unit level for possible impairment. Such assessment is expected to be performed annually as of April 1 or when events or circumstances indicate possible impairment may have occurred.

In adopting SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company ceased amortizing goodwill and other intangible assets and has assessed initial impairment under transitional rules as of January 1, 2002. As such, amortization expense of $445,000 and $889,000 on goodwill and other intangible assets recorded as of December 31, 2001 was not reflected in the three and six months ended June 30, 2002. The fair value of goodwill and other intangibles for each reporting unit of the Company was assessed primarily using expected present value of future cash flows and corroborated by quoted market prices or comparable transactions where available or applicable.

Such impairment assessment indicated that goodwill associated with Oil-Chem of $3,815,000 and SoldUSA of $755,000, both non-motorsports related reporting units of the Company, was impaired under the new accounting guidelines. Oil-Chem and SoldUSA continued to incur operating losses in difficult market conditions, and FTC litigation with Oil-Chem continued. Accordingly, the Company recorded a change in accounting principle under SFAS No. 142 as of January 1, 2002. The non-cash cumulative effect of the accounting change reduced first quarter 2002 net income by $4,273,000, after income taxes of $297,000. Goodwill associated with Oil-Chem is not deductible for tax reporting purposes and represents a permanent difference for which current or deferred income tax liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff. See Note 2 to the Consolidated Financial Statements for additional information.

In August 2001, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” was issued specifying, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of SFAS No. 144 on January 1, 2002 had no significant impact on the Company’s financial statements. The Company accounted for the disposal of SoldUSA using SFAS No. 144. See Note 1 to the Consolidated Financial Statements for additional information.

In April 2002, SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections” was issued. SFAS No. 145, among other things, eliminates FASB Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required gains and losses from debt extinguishments to be aggregated and, if material, classified as an extraordinary item net of associated income tax effects, and also eliminates the exception to applying APB Opinion No. 30. As such, gains and losses from debt extinguishments should be classified as extraordinary items only if they meet certain criteria in APB Opinion No. 30. Such criteria distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. As further discussed in Note 5, the Company applied the provisions of SFAS No. 145 in accounting for the early redemption of its convertible subordinated debentures in the second quarter 2002, and determined the loss on redemption did not meet the criteria for classification as an extraordinary item.

Near-term Operating Factors

There are many factors that affect the Company’s growth potential, future operations and financial results, including some of the following operating factors:

•
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

•
NASCAR Broadcasting Rights Agreement.    Fiscal 2001 was the Company’s first year under the multi-year consolidated domestic television broadcast rights agreement for NASCAR Winston Cup and Busch Series events. The new agreement is expected to provide the Company with future increases in contracted broadcasting revenues. Total revenue under this domestic broadcast rights agreement is expected to approximate $79 million in 2002, reflecting an increase of approximately $11 million over 2001. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR have, and may continue to, increase at a relatively higher rate.

•
Insurance Coverage.    Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted after the national incidents on September 11, 2001. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. The Company has a material investment in property and equipment at each of its six speedway facilities, generally located near highly populated cities, and which hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, are resulting in significant increases in insurance premium costs in fiscal 2002, and further increases are possible. While management believes the Company has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, no guarantee can be given that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company’s speedway facilities could have a material adverse effect on the Company’s financial position and future results of operations if asset damage and/or company liability were to exceed insurance coverage limits. The occurrence of additional national incidents, and particularly incidents at sporting event, entertainment or other public venues, may significantly impair the Company’s ability to obtain such insurance coverage in the future.

•
Litigation Costs.    As discussed in “Legal Proceedings” and Note 9 to the December 31, 2001 Consolidated Financial Statements, the Company is involved in various litigation for which significant legal costs continue to be incurred, particularly associated with the FTC litigation with Oil-Chem. The Company intends to defend itself vigorously against the claims raised in existing legal actions, and will likely incur significant additional legal costs in fiscal 2002. The Company is presently unable to quantify the amount of these expected legal costs. New or changes in pending or threatened legal action against the Company could result in further increases in legal costs.

•
Redemption of Convertible Subordinated Debentures.    On April 19, 2002, the Company redeemed alloutstanding 5 3/4% convertible subordinated debentures aggregating $53.7 million at 101.64% of par value. At March 31, 2002, 1,726,000 shares of common stock would have been issuable upon conversion. Management, including the Board of Directors, believed redemption was in the Company’s long-term interest and an appropriate use of available funds. Redemption will reduce future interest expense and eliminate the associated dilution effect on earnings per share, and was funded entirely from available cash and cash investments on hand. As such, cash and cash investments and long-term debt was reduced by approximately $53.7 million upon redemption, excluding redemption premium, accrued interest and transaction costs. The redemption premium, associated unamortized net deferred loan costs, and transaction costs totaling approximately $1,237,000, before income taxes, was reflected as a charge to earnings in the three and six months ended June 30, 2002. No amounts were borrowed under the Credit Facility to fund the redemption. Management believes that cash from operations, remaining cash and cash investments, and funds available through the Credit Facility, will be sufficient to meet the Company’s operating and capital needs through 2002.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    The Company’s financial instruments with market risk exposure consist only of notes receivable and bank revolving Credit Facility borrowings which are sensitive to changes in interest rates. The Company’s Senior Subordinated Notes are fixed interest rate debt obligations. A change in interest rates of one percent on the notes receivable and debt balances outstanding at June 30, 2002 would cause a change in annual interest income of approximately $180,000 and annual interest expense of approximately $900,000. See Note 7 to the Consolidated Financial Statements for information on the terms and conditions of notes receivable. See Note 5 to the Consolidated Financial Statements for additional information on the terms and conditions of debt obligations.

Equity Price Risk.    The Company’s marketable equity securities are included in other non-current assets and are classified as “available for sale.” Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

As of and during the six months ended June 30, 2002, there have been no significant changes in the Company’s interest rate risk or equity price risk. As discussed above in “Near Term Operating Factors”, the Company redeemed its outstanding Convertible Subordinated Debentures in full on April 19, 2002. On and after that date, interest on the Convertible Subordinated Debentures ceased to accrue.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. The more significant of these lawsuits are described below. Management does not believe the outcome of any of these lawsuits or incidents will have a material adverse effect on the Company’s financial position or future results of operations.

On May 1, 1999, during the running of an Indy Racing League Series racing event at LMS, an on-track accident occurred that caused race debris to enter the spectator seating area. On April 24, 2002, Rodney Pyatte filed a personal injury action related to this accident against SMI, LMS and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of Rodney Pyatte, as well as the medical expenses incurred and wages lost. On June 24, 2002, the Company filed its answer in this action. The Company intends to defend itself and to deny the allegations of negligence as well as related claims for punitive damages.

On February 8, 2000, Robert L. “Larry” Carrier filed a lawsuit against SMI and BMS in the Chancery Court for Sullivan County, Tennessee. This suit alleges that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint seeks $15 million in compensatory and $60 million in punitive damages as well as injunctive relief. The trial has occurred and the judge is currently considering his ruling. The Company believes that the allegations are without merit and will vigorously contest this matter.

On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMS, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure resulted from excessive interior corrosion resulting from improperly manufactured bridge components. Tindall Corporation designed, manufactured and constructed the portion of the pedestrian bridge that failed. Tindall contends that a product that Tindall purchased from Anti-Hydro International, Inc. and that Tindall incorporated into the bridge caused the corrosion.

To date, individuals claiming injuries from the bridge failure on May 20, 2000, have filed 36 separate lawsuits including two new lawsuits filed since the beginning of the second quarter of 2002. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages.

The following plaintiffs have filed claims in this matter since the beginning of the second quarter of 2002 on the dates indicated: Clara Matthews and Alfred Matthews, filed on May 15, 2002; and John Wayne Malesich and Katlin Malesich, filed on June 28, 2002.

Discovery is proceeding in all of the cases. All of the state court lawsuits were consolidated before one judge and are pending in Mecklenburg County. Four of the state court lawsuits are scheduled for trial on August 19, 2002. The federal lawsuits are progressing under the same discovery plan that the parties are following in the consolidated state court lawsuits. The Company is vigorously defending itself and denies the allegations of negligence as well as the related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future.

On January 31, 2001, the Federal Trade Commission filed a complaint against SMI and Oil-Chem, in the United States District Court, Middle District of North Carolina. The FTC is seeking a judgment to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to redress alleged injury to consumers. SMI filed an answer, and discovery has been completed. On March 5, 2002, both sides moved for summary judgment. The trial date has been continued.

On April 18, 2001, Cracker Barrel Old Country Store, Inc. filed a complaint against AMS, SMI, NASCAR and Fox Entertainment Group, Inc., that is currently pending in the United States District Court for the Middle District of Tennessee. Cracker Barrel alleges that AMS breached its sponsorship contract for the March 11, 2001 Cracker Barrel 500 Winston Cup event at AMS, and alleges that SMI tortiously interfered with this contract. Cracker Barrel contends that as a result of the sponsorship contract, it was entitled to receive certain exposure from the national broadcast of the race. On February 1, 2002, Cracker Barrel amended its complaint to include allegations of conspiracy. On April 16, 2002, Cracker Barrel amended its complaint to seek $2,600,000 in compensatory damages, plus punitive and treble damages, as well as costs and attorneys fees. AMS and SMI deny the allegations. The Company has filed an answer in this matter and the parties have begun discovery.

Item 4.     Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 9, 2002, William R. Brooks, Mark M. Gambill, and Jack F. Kemp were elected directors by the Company’s stockholders. Directors whose terms of office continued after the meeting were O. Bruton Smith, H.A. “Humpy” Wheeler, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack F. Kemp, Robert L. Rewey and Tom E. Smith. In addition to election of three directors, the stockholders approved amending the SMI 1994 Stock Option Plan to increase the authorized number of shares of common stock issuable thereunder from 3,000,000 to 4,000,000 and amending the SMI Formula Stock Option Plan to reduce the number of shares of common stock awarded annually to each independent director from 20,000 to 10,000, and ratified the selection of Deloitte & Touche LLP as the principal auditors of the Company.

	Votes For	Votes Against	Abstained	Broker Non-votes
Election of Directors
Election of William R. Brooks	32,967,091	0	2,144,199	6,770,280
Election of Mark M. Gambill	34,776,559	0	334,731	6,770,280
Election of Jack F. Kemp	34,482,073	0	629,217	6,770,280

Proposals
Proposal to amend SMI 1994 Stock Option Plan	33,298,071	1,808,351	4,868	6,770,280
Proposal to amend SMI Formula Stock Option Plan	35,033,850	75,370	2,070	6,770,280
Ratification of Deloitte & Touche LLP as principal auditors	34,960,347	148,915	2,028	6,770,280

Item 6.    Exhibits and Reports on Form 8-K

(a) *10.1
Amendment Number 1 dated January 31, 2002 to the Asset Purchase Agreement among Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and Levy Premium Foodservice Limited Partnership dated November 29, 2001 (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2001(the “2001 Form 10-K”)).

*10.2
Assignment of and Amendment dated January 24, 2002 to the Management Agreement by and among SMI, Levy Premium Foodservice Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

*10.3	Naming Rights Agreement Between Sears Point Raceway, LLC and Speedway

Motorsports, Inc., and Infineon Technologies North America Corp., dated June 11, 2002 (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed June 24, 2002).

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

(b)  On June 24, 2002, the Company filed a report of Form 8-K dated June 24, 2002, pursuant to Item 5 of such form, reporting that the Company had issued a press release announcing a Naming Rights Agreement Between Sears Point Raceway, LLC and Speedway Motorsports, Inc., and Infineon Technologies North American Corp., dated June 11, 2002, and that the press release and agreement were filed as exhibits to the report on Form 8-K.

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 9 are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC. (Registrant)

Date: August 13, 2002	By:	/s/ O. BRUTON SMITH

O. Bruton Smith Chairman and Chief Executive Officer

Date: August 13, 2002	By:	/s/ WILLIAM R. BROOKS

William R. Brooks Vice President, Chief Financial Officer, Treasurer and Director (principal financial and accounting officer)