Form 10-Q
period 2002-09-30
SPEEDWAY MOTORSPORTS INC
filed 2002-11-13
CIK 934648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes    ☒    No    ☐

As of November 12, 2002, there were 42,222,260 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,635	$93,980
Accounts receivable	24,985	22,934
Prepaid income taxes	—	5,206
Inventories	17,414	17,108
Prepaid expenses	3,055	1,507

Total Current Assets	146,089	140,735

Property Held For Sale	16,192	26,385
Property and Equipment, Net	842,423	813,154
Goodwill and Other Intangible Assets, Net	52,035	56,742
Notes and Other Receivables from Affiliates	16,300	14,560
Other Assets	10,019	12,002

TOTAL	$1,083,058	$1,063,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$275	$1,228
Accounts payable	14,233	9,864
Deferred race event income, net	69,264	71,578
Accrued income taxes	19,514	—
Accrued interest	3,053	8,784
Accrued expenses and other liabilities	22,727	14,600

Total Current Liabilities	129,066	106,054
Long-Term Debt	342,072	396,085
Payable to Affiliate	2,594	2,594
Deferred Income, Net	14,308	15,166
Deferred Income Taxes	100,077	102,078
Other Liabilities	1,948	2,712

Total Liabilities	590,065	624,689

Commitments and Contingencies (Notes 6 and 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, shares authorized—3,000,000, no shares issued	—	—
Common stock, $.01 par value, shares authorized—200,000,000, issued and outstanding—42,215,000 in 2002 and 41,848,000 in 2001	422	418
Additional paid-in capital	169,128	162,756
Retained earnings (Note 6)	323,537	275,807
Accumulated other comprehensive loss—unrealized loss on marketable equity securities	(94)	(92)

Total Stockholders’ Equity	492,993	438,889

TOTAL	$1,083,058	$1,063,578

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
REVENUES:
Admissions	$24,309	$20,147
Event related revenue	19,683	16,344
NASCAR broadcasting revenue	8,180	7,032
Other operating revenue	6,710	8,904

Total Revenues	58,882	52,427

EXPENSES AND OTHER:
Direct expense of events	15,420	13,054
NASCAR purse and sanction fees	6,919	5,618
Other direct operating expense	5,689	8,942
General and administrative	14,663	13,936
Depreciation and amortization (Note 2)	7,943	8,004
Interest expense, net	5,349	6,443
Other expense (income), net (Note 9)	1,468	(77)

Total Expenses and Other	57,451	55,920

Income (Loss) From Continuing Operations Before Income Taxes	1,431	(3,493)
Income Tax Provision (Benefit)	562	(1,361)

Income (Loss) From Continuing Operations	869	(2,132)
Loss From Operations of Discontinued Business (Note 1)	—	(143)

NET INCOME (LOSS)	$869	$(2,275)

Basic Earnings (Loss) Per Share (Note 6):
Continuing Operations	$0.02	$(0.05)
Discontinued Operations	—	—

Basic Earnings (Loss) Per Share	$0.02	$(0.05)

Weighted Average Shares Outstanding	42,213	41,757

Diluted Earnings (Loss) Per Share (Note 6):
Continuing Operations	$0.02	$(0.05)
Discontinued Operations	—	—

Diluted Earnings (Loss) Per Share	$0.02	$(0.05)

Weighted Average Shares Outstanding	42,532	44,332

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
REVENUES:
Admissions	$118,102	$109,886
Event related revenue	94,776	101,634
NASCAR broadcasting revenue	62,966	54,770
Other operating revenue	27,223	28,288

Total Revenues	303,067	294,578

EXPENSES AND OTHER:
Direct expense of events	57,678	60,343
NASCAR purse and sanction fees	48,894	43,649
Other direct operating expense	22,435	25,037
General and administrative	44,940	43,812
Depreciation and amortization (Note 2)	23,750	24,350
Interest expense, net	16,141	18,586
Loss on early debt redemption (Note 5)	1,237	—
Expenses of cancelled CART race (Note 2)	—	3,469
Other expense (income), net (Notes 4 and 9)	1,191	(3,000)

Total Expenses and Other	216,266	216,246

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change	86,801	78,332
Income Tax Provision	34,112	30,820

Income From Continuing Operations Before Cumulative Effect of Accounting Change	52,689	47,512
Loss From Operations and Disposal of Discontinued Business (Note 1)	(686)	(520)

Income Before Cumulative Effect of Accounting Change	52,003	46,992
Cumulative Effect of Accounting Change for Goodwill Impairment (Note 2)	(4,273)	—

NET INCOME	$47,730	$46,992

Basic Earnings Per Share (Note 6):
Continuing Operations Before Accounting Change	$1.24	$1.14
Discontinued Operations	(0.01)	(0.01)
Accounting Change	(0.10)	—

Basic Earnings Per Share	$1.13	$1.13

Weighted Average Shares Outstanding	42,071	41,747

Diluted Earnings Per Share (Note 6):
Continuing Operations Before Accounting Change	$1.22	$1.10
Discontinued Operations	(0.01)	(0.01)
Accounting Change	(0.10)	—

Diluted Earnings Per Share	$1.11	$1.09

Weighted Average Shares Outstanding	43,141	44,415

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
BALANCE—JANUARY 1, 2002	41,848	$418	$162,756	$275,807	$(92)	$438,889
Net income	—	—	—	47,730	—	47,730
Net unrealized gain on marketable equity securities	—	—	—	—	(2)	(2)
Exercise of stock options	351	4	4,025	—	—	4,029
Tax benefit from exercise of stock options	—	—	2,000	—	—	2,000
Issuance of stock under employee stock purchase plan	16	—	347	—	—	347

BALANCE—SEPTEMBER 30, 2002	42,215	$422	$169,128	$323,537	$(94)	$492,993

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,730	$46,992
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early debt redemption	1,237	—
Loss from operations and disposal of discontinued business	686	520
Cumulative effect of accounting change	4,273	—
Depreciation and amortization	23,750	24,350
Amortization of deferred income	(1,695)	(3,364)
Changes in operating assets and liabilities:
Accounts receivable	(2,575)	3,643
Prepaid and accrued income taxes	25,461	20,521
Inventories	(1,058)	(1,708)
Prepaid expenses	(1,579)	37
Accounts payable	(1,115)	(609)
Deferred race event income	(2,314)	(11,649)
Accrued expenses and other liabilities	804	(6,506)
Deferred income	837	92
Other assets and liabilities	1,391	(90)

Net Cash Provided By Operating Activities	95,833	72,229

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	232	—
Principal payments on long-term debt	(54,700)	(10,801)
Interest rate swap settlement receipt	—	1,600
Exercise of common stock options	4,029	203
Issuance of stock under employee stock purchase plan	347	392

Net Cash Used By Financing Activities	(50,092)	(8,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47,864)	(38,356)
Proceeds from sale of property held for sale	10,003	—
Purchases of marketable equity securities and other investments	—	(24)
Proceeds from sales of marketable equity securities and distribution from equity method investee	392	632
Increase in notes and other receivables:
Affiliates	(5,801)	(10,924)
Other	—	(535)
Repayment of notes and other receivables from affiliates	4,184	2,074

Net Cash Used By Investing Activities	(39,086)	(47,133)

Net Increase In Cash and Cash Equivalents	6,655	16,490
Cash and Cash Equivalents At Beginning Of Period	93,980	30,737

Cash and Cash Equivalents At End Of Period	$100,635	$47,227

SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in accounts payable for capital expenditures	$5,581

See notes to consolidated financial statements.

The following Notes to Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include projections or expectations of future financial or economic performance of the Company, and statements of the Company’s plans and objectives for future operations, including those relating to the Company’s future capital projects, hosting of races, broadcasting rights or sponsorships, and legal proceedings. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, and “plans”, and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the SEC as an exhibit to the Company’s fiscal 2001 Annual Report on Form 10-K.

Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway LLC and subsidiaries a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries (SMIP), Oil-Chem Research Corp. (ORC), Speedway Media LLC d/b/a Racing Country USA (RCU), SoldUSA, Inc., Speedway Funding LLC, and Speedway Holdings, Inc. (collectively, the Company).

Discontinued Operations and Disposal of Business—In March 2002, the Company committed to a formal plan to discontinue and dispose of the operations of SoldUSA due to continuing difficult market conditions for internet auction and e-commerce companies. Disposal occurred in the second quarter 2002. Certain of SoldUSA’s net assets, which totaled approximately $1,514,000 as of March 31, 2002, were transferred to the previous owner in exchange primarily for elimination of a $1,069,000 note payable owed by the Company for acquiring SoldUSA. Losses from SoldUSA’s discontinued operations for the three months ended September 30, 2001 were $143,000, after income taxes of $92,000, and for the three months ended September 30, 2002 were insignificant. Losses from SoldUSA’s discontinued operations were $99,000 and $520,000, after income taxes of $64,000 and $337,000, respectively, for the nine months ended September 30, 2002 and 2001. Total SoldUSA revenues amounted to $0 and $184,000 in the three months ended September 30, 2002 and 2001, and $249,000 and $468,000 in the nine months ended September 30, 2002 and 2001. Losses on disposal approximating $587,000, after income taxes of $381,000, were recognized in the first quarter 2002 and nine months ended September 30, 2002. See Note 2 on goodwill impairment recognition associated with SoldUSA.

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

Revenue Recognition—The Company recognizes admissions, NASCAR broadcasting and other event related revenues when an event is held. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season, advance revenue generally is refundable and all deferred direct event expenses would be immediately recognized except for race purses which would be refundable from NASCAR or other sanctioning bodies. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements.

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

TMS hosted NASCAR Craftsman Truck and Indy Racing League Series racing events in the third quarter 2002 which were held in the fourth quarter 2001. Changes in race schedules at the Company’s speedways from time to time lessen the comparability of operating results between quarterly financial statements of successive years.

Naming Rights—In June 2002, the Company entered into a ten year naming rights agreement whereby Sears Point Raceway was renamed Infineon Raceway for gross fees aggregating approximately $34,600,000 over the agreement term. In 1999, the Company entered into a naming rights agreement whereby Charlotte Motor Speedway was renamed Lowe’s Motor Speedway for gross fees aggregating approximately $35,000,000 over a ten year agreement term. The agreements specify, among other things, that essentially all promotional signage, souvenirs, marketing and other associated materials, formerly bearing Sears Point Raceway or Charlotte Motor Speedway insignia, be renamed Infineon Raceway and Lowe’s Motor Speedway, respectively. Annual contracted fee revenues, net of associated expenses, are recognized as associated events are held each year in accordance with the respective agreement terms.

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

The new management agreement affects the Company’s reporting of operating profits associated with its food, beverage and hospitality catering activities. Beginning in the first quarter 2002, the Company’s operating profits from such activities provided by the Levy Group are reported as net event related revenue and net other operating revenue. For the three and nine months ended September 30, 2001, revenues and expenses associated with those services previously provided by SMIP are included in event related revenue, other operating revenue, direct expense of events, other direct operating expense and general and administrative expense.

Expenses of Cancelled CART Race—A major Championship Auto Racing Teams (CART) racing event originally scheduled at TMS in April 2001 was not conducted as a result of a decision made by CART’s sanctioning body. The Company offered refunds of paid tickets and certain other event revenues. In May 2001, the Company filed a legal action against CART claiming, among other things, that CART was negligent and had breached its contract. The Company sought recovery of the associated race purse, sanction fees, certain other event related costs incurred by the Company, and various lost revenues and other damages. Expenses of cancelled CART race of approximately $3.5 million represent principally associated race event costs, including those for which recovery was sought, which were expensed in the second quarter 2001 pending ultimate resolution of the recovery proceedings. No anticipated recovery of lost revenues or damage awards was recognized pending ultimate resolution. At September 30, 2001, management was unable to determine the outcome or effects that any favorable resolution might have on the Company’s financial position or future results of operations. In October 2001, the Company’s legal action against CART was settled for approximately $5.0 million which was recognized in the fourth quarter 2001.

Recently Issued Accounting Standards—The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 specifies, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead evaluated for possible impairment at least annually. Under SFAS No. 142, the Company has ceased amortizing goodwill, including goodwill from past business combinations, and will periodically assess goodwill at the reporting unit level for possible impairment. Such assessment is expected to be performed annually as of April 1 or when events or circumstances indicate possible impairment may have occurred. The Company has assessed the effects of SFAS No. 142 for possible initial goodwill impairment under transitional rules. See “Accounting Change for Goodwill and Other Intangible Assets” below for effects and other information on adopting SFAS No. 142.

The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” as of January 1, 2002. SFAS No. 144 specifies, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of SFAS No. 144 had no significant impact on the Company’s financial statements as of January 1, 2002. The Company accounted for the disposal of SoldUSA and the replacement of certain BMS property under the requirements of SFAS No. 144 (see Note 1—“Discontinued Operations and Disposal of Business”).

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

In June 2002, SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued and is effective for such activities initiated after December 31, 2002. SFAS No. 146 specifies, among other things, the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring”. At this time, adoption of SFAS No. 146 is not expected to significantly impact the Company’s financial statements or future results of operations.

Accounting Change For Goodwill and Other Intangible Assets—In adopting SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company ceased amortizing goodwill and other intangible assets and has assessed initial impairment under transitional rules as of January 1, 2002. As such, amortization expense of $445,000 and $1,334,000 on goodwill and other intangible assets recorded as of December 31, 2001 was not reflected in the three and nine months ended September 30, 2002. The fair value of goodwill and other intangibles for each reporting unit of the Company was assessed primarily using expected present value of future cash flows and corroborated by quoted market prices or comparable transactions where available or applicable.

Such impairment assessment indicated that goodwill associated with Oil-Chem of $3,815,000 and SoldUSA of $755,000, both non-motorsports related reporting units of the Company, was impaired under the new accounting guidelines. Oil-Chem and SoldUSA continued to incur operating losses in difficult market conditions, and Federal Trade Commission litigation with Oil-Chem continued (see Note 9). In accordance with the provisions of SFAS No. 142, the Company recorded these impairments as a change in accounting principle as of January 1, 2002. The non-cash cumulative effect of the accounting change reduced net income in the first quarter 2002 and nine months ended September 30, 2002 by $4,273,000, after income taxes of $297,000, and basic and diluted earnings per share by $0.10. Goodwill associated with Oil-Chem is not deductible for tax reporting purposes and represents a permanent difference for which current or deferred income tax liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff.

All remaining goodwill and other intangible assets, after the impairment loss recognition, are associated with the Company’s motorsports related operating segment and are not subject to amortization. As of September 30, 2002 and December 31, 2001, these intangible assets had carrying values aggregating approximately $52,000,000, including other intangible assets of approximately $2,900,000 associated with race event sanctioning arrangements and relationships.

The following schedule reconciles net income and earnings per share adjusted to exclude after-tax amortization expense in the three and nine months ended September 30, 2001 prior to adoption of SFAS No. 142, and the cumulative effect of the accounting change recognized in the first quarter 2002 and nine months ended September 30, 2002 (in thousands, except per share amounts):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2002	2001	2002	2001
Net income (loss), as previously reported for 2001	$869	$(2,275)	$47,730	$46,992
Loss from operations and disposal of discontinued business (Note 1)	—	143	686	520

Income (loss) from continuing operations	869	(2,132)	48,416	47,512
Amortization expense, net of taxes of $176 and $524 for three and nine months of 2001	—	269	—	810
Cumulative effect of accounting change	—	—	4,273	—

Adjusted net income (loss) from continuing operations	$869	$(1,863)	$52,689	$48,322

Basic Earnings (Loss) Per Share:
As previously reported for 2001	$0.02	$(0.05)	$1.13	$1.13
Discontinued operations	—	—	0.01	0.01

Continuing operations	0.02	(0.05)	1.14	1.14
Amortization expense, net of tax	—	0.01	—	0.01
Cumulative effect of accounting change	—	—	0.10	—

Adjusted earnings (loss) per share from continuing operations	$0.02	$(0.04)	$1.24	$1.15

Diluted Earnings (Loss) Per Share:
As previously reported for 2001	$0.02	$(0.05)	$1.11	$1.09
Discontinued operations	—	—	0.01	0.01

Continuing operations	0.02	(0.05)	1.12	1.10
Amortization expense, net of tax	—	0.01	—	0.01
Cumulative effect of accounting change	—	—	0.10	—

Adjusted earnings (loss) per share from continuing operations	$0.02	$(0.04)	$1.22	$1.11

Reclassifications—Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES—Inventories as of September 30, 2002 and December 31, 2001 consist of the following components (in thousands):

	September 30, 2002	December 31, 2001
Souvenirs and apparel	$10,600	$8,882
Finished vehicles, parts and accessories	4,871	5,289
Oil lubricant and other	1,943	2,937

Total	$17,414	$17,108

4. PROPERTY HELD FOR SALE—Property held for sale as of September 30, 2002 and December 31, 2001 consists of (in thousands):

	September 30, 2002	December 31, 2001
Land for development	$12,232	$12,180
Machinery and equipment under sales contract	—	10,003
Speedway condominiums held for sale	3,960	4,202

Total	$16,192	$26,385

Land For Development—In December 2001, management foreclosed on and obtained ownership of property previously collateralizing past due notes receivable, including accrued interest, with carrying values aggregating $12,180,000. Independent appraised fair value less estimated selling costs supported reflecting the property based on the carrying value of the notes at foreclosure. The increase in carrying value at September 30, 2002 reflects additional transaction costs. Management is in the process of developing and marketing the property for sale.

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

Speedway Condominiums Held for Sale—The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 44 and 71, respectively, have been sold or contracted for sale as of September 30, 2002. Speedway condominiums held for sale are recorded at cost, and represent two condominiums at AMS and five condominiums at TMS which are substantially complete and are being marketed.

Certain TMS condominium sales contracts provided buyers the right to require Company repurchase within three years from the purchase date. Gain recognition was deferred until expiration of the buyer’s right. All such buyer rights expired in 2001. Aggregate gains approximating $140,000 and $2,240,000, before income taxes, were recognized upon expiration of such buyer rights in the three and nine months ended September 30, 2001 and are included in other income. There were no such gains recognized in 2002.

5. LONG-TERM DEBT

Bank Credit Facility—The Company has a long-term, secured, senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender (the Credit Facility). The Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, matures in May 2004, and is secured by a pledge of the capital stock and other equity interests of all material Company subsidiaries. Interest is based, at the Company’s option, upon LIBOR plus .75% to 1.25% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus .5%. At September 30, 2002 and December 31, 2001, the Company had $90,000,000 in outstanding borrowings under the Credit Facility.

Senior Subordinated Notes—At September 30, 2002 and December 31, 2001, the Company had outstanding 8 1/2% senior subordinated notes in the aggregate principal amount of $250,000,000 (the Senior Notes). Semi-annual interest payments are due February 15 and August 15. The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company’s option after August 15, 2002.

Loss on Early Redemption of Convertible Subordinated Debentures—At December 31, 2001, the Company had outstanding 5 3/4% convertible subordinated debentures in the aggregate principal amount of $53,694,000. On April 19, 2002, the Company redeemed all such outstanding convertible debentures at 101.64% of par value. Prior to redemption, semi-annual interest payments were due March 31 and September 30. The debentures were convertible into common stock at the holder’s option at $31.11 per share until maturity in September 2003, and were redeemable at the Company’s option at various redemption prices. At September 30,

2001, 1,774,000 shares of common stock were issuable upon conversion (see Note 6).

The debt redemption was accounted for under SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections”, which is further discussed in Note 2. In applying the provisions of SFAS No. 145, the Company determined the transaction did not meet the criteria for classification as an extraordinary item. As such, the redemption premium, associated unamortized net deferred loan costs and transaction costs totaling approximately $1,237,000, before income taxes of $486,000, have been reflected as a charge to earnings in the second quarter 2002 and nine months ended September 30, 2002. The charge reduced basic and diluted earnings per share for the nine months ended September 30, 2002 by $0.01.

Subsidiary Guarantees—Amounts outstanding under the Credit Facility and Senior Notes are guaranteed by all of the Company’s wholly-owned subsidiaries except for one minor wholly-owned subsidiary. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations.

Interest Expense, Net—Interest expense, net for the three months ended September 30, 2002 and 2001 includes interest expense of $5,875,000 and $7,255,000, and interest income of $526,000 and $812,000. The Company capitalized interest costs of $322,000 and $509,000 during the three months ended September 30, 2002 and 2001. The weighted-average interest rate on borrowings under the bank revolving credit facility during the three months ended September 30, 2002 and 2001 was 2.4% and 4.6%.

Interest expense, net for the nine months ended September 30, 2002 and 2001 includes interest expense of $17,807,000 and $21,739,000, and interest income of $1,666,000 and $3,153,000. The Company capitalized interest costs of $1,976,000 and $1,917,000 during the nine months ended September 30, 2002 and 2001. The weighted-average interest rate on borrowings under the bank revolving credit facility during the nine months ended September 30, 2002 and 2001 was 2.6% and 5.7%.

Interest Rate Swap—The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize its combination of variable and fixed interest rate debt. In June 2001, the Company entered into an interest rate swap transaction with a financial institution that provided variable interest rate features on certain fixed rate senior subordinated debt obligations. The agreement provided that the Company pay a variable interest rate based on LIBOR, and that the Company receive a fixed interest rate of 5.9%, on a principal notional amount of $125,000,000. The swap was designated as a cash flow hedge of the underlying fixed rate debt obligation, and met the conditions for assuming no ineffectiveness using the short-cut method under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities”.

In September 2001, the swap agreement was terminated and settled with a $1,600,000 net payment to the Company. The $1,600,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through August 2007.

6. PER SHARE DATA AND DECLARATION OF DIVIDEND

Per Share Data—The computation of diluted loss per share was anti-dilutive for the three months ended September 30, 2001; therefore, reported basic and diluted per share amounts are the same. Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt prior to redemption on April 19, 2002 (see Note 5).

The following schedule reconciles basic and diluted earnings per share (dollars and shares in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2002	2001	2002	2001
Income (loss) from continuing operations before accounting change	$869	$(2,132)	$52,689	$47,512
Loss from operations and disposal of discontinued business, net of taxes (Note 1)	—	(143)	(686)	(520)

Income (loss) before accounting change	869	(2,275)	52,003	46,992
Cumulative effect of accounting change for goodwill impairment, net of taxes (Note 2)	—	—	(4,273)	—

Net income (loss) applicable to common stockholders	869	(2,275)	47,730	46,992
Dilution effect of assumed conversions—5 3/4% Convertible debentures	—	479	507	1,458

Net income (loss) applicable to common stockholders and assumed conversions	$869	$(1,796)	$48,237	$48,450

Weighted average common shares outstanding	42,213	41,757	42,071	41,747
Dilution effect of assumed conversions:
Common stock equivalents—stock options	319	679	394	698
5 3/4% Convertible debentures	—	1,896	676	1,970

Weighted average common shares outstanding and assumed conversions	42,532	44,332	43,141	44,415

Basic Earnings (Loss) Per Share:
Continuing operations before accounting change	$0.02	$(0.05)	$1.24	$1.14
Discontinued operations (Note 1)	—	—	(0.01)	(0.01)
Accounting change (Note 2)	—	—	(0.10)	—

Basic earnings (loss) per share	$0.02	$(0.05)	$1.13	$1.13

Diluted Earnings (Loss) Per Share:
Continuing operations before accounting change	$0.02	$(0.05)	$1.22	$1.10
Discontinued operations (Note 1)	—	—	(0.01)	(0.01)
Accounting change (Note 2)	—	—	(0.10)	—

Diluted earnings (loss) per share	$0.02	$(0.05)	$1.11	$1.09

Declaration of Cash Dividend—On October 7, 2002, the Company’s Board of Directors approved an initial annual cash dividend of $0.30 per share of common stock payable on November 14, 2002 to shareholders of record as of October 31, 2002.

7. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at September 30, 2002 and December 31, 2001 include $945,000 and $925,000 due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner, including accrued interest. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and have determined it to be an appropriate use of available Company funds based on interest rates at the original transaction date and the underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at September 30, 2002 and December 31, 2001 include $8,871,000 and $6,238,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman, and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and have determined it to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman.

Notes and other receivables from affiliates at September 30, 2002 and December 31, 2001 include $295,000 and $440,000 due from a corporation which is a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. From time to time, the Company makes cash advances for various corporate purposes on behalf of the affiliate. The amount due is collateralized by certain personal property. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and have determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and the affiliate.

The Company has made loans to, and paid certain expenses on behalf of, Sonic Financial Corp. (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer for various corporate purposes. Notes and other receivables from affiliates at September 30, 2002 and December 31, 2001 include $6,189,000 and $6,957,000 due from Sonic Financial. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and have determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding four paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before September 30, 2003, have been classified as noncurrent assets in the accompanying consolidated balance sheet.

Amounts payable to affiliate at September 30, 2002 and December 31, 2001 consists of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing, Inc., a wholly-owed subsidiary of LMS, and Wild Man Industries (WMI), a division of SMIP, each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $49,000 and $33,000 for the three months ended September 30, 2002 and 2001, and $147,000 and $99,000 for the nine months ended September 30, 2002 and 2001. Rent expense for WMI approximated $48,000 for the three months ended September 30, 2002 and 2001, and $147,000 and $63,000 for the nine months ended September 30, 2002 and 2001. The leases contain terms more favorable to the Company than would be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested directors of SMI, on behalf of the Company, has evaluated these leases, assisted by independent counsel and real estate experts, and has concluded that the leases are in the best interests of the Company and its stockholders. The economic terms of the lease were based on several factors, including projected earnings capacity of 600 Racing and WMI, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties.

During the nine months ended September 30, 2002, LVMS purchased new vehicles for use by its employees from Nevada Dodge, a subsidiary of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $728,000. The Company believes the purchase terms approximate market value and are no less favorable than could be obtained in an arm’s-length transaction from an unrelated third party buyer.

Oil-Chem sold zMax oil lubricant product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $246,000 and $208,000 for the three months ended September 30, 2002 and 2001, and $781,000 and $527,000 for the nine months ended September 30, 2002 and 2001. These sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction from an unrelated third party buyer.

SAI and its dealerships frequently purchase various apparel items, which are screen-printed with SAI and dealership logos, for its employees as part of internal marketing and sales promotions. SAI and its dealerships purchase such items from several companies, including WMI. Total purchases from WMI by SAI and its dealerships approximated $118,000 and $64,000 for the three months ended September 30, 2002 and 2001, and $376,000 and $178,000 for the nine months ended September 30, 2002 and 2001. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

Interest income of $220,000 and $105,000 for the three months ended September 30, 2002 and 2001, and $652,000 and $352,000 for the nine months ended September 30, 2002 and 2001, was earned on amounts due from related parties. Interest expense of $29,000 and $34,000 for the three months ended September 30, 2002 and 2001, and $57,000 and $70,000 for the nine months ended September 30, 2002 and 2001, was accrued on amounts payable to an affiliate.

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

On February 8, 2000, Robert L. “Larry” Carrier filed a lawsuit against SMI and BMS in the Chancery Court for Sullivan County, Tennessee. This suit alleged that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint sought compensatory and punitive damages as well as injunctive relief. On October 11, 2002, the trial court entered a judgment against SMI and BMS for approximately $1.4 million in damages plus costs. A charge to earnings of approximately $1.4 million has been reflected in the third quarter 2002 for the pending litigation. The plaintiff has appealed and the Company intends to appeal this judgment. The Company believes that the plaintiff’s claim is without merit and intends to pursue its rights to appeal vigorously.

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

To date, individuals claiming injuries from the bridge failure on May 20, 2000, have filed a total of 39 separate lawsuits including three new lawsuits filed since the beginning of the third quarter of 2002. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages.

The following plaintiffs have filed claims in this matter since the beginning of the third quarter of 2002 on the dates indicated: John and Jolynn Hill, filed on August 28, 2002; James and Jane Hill, filed on August 28, 2002; and Matthew and Cathy Payne, filed on September 30, 2002.

Eight lawsuits previously filed in North Carolina state court were settled on or about August 29, 2002 with the claims being dismissed as to all defendants, including SMI and LMS. Management does not expect these settlements to have a material adverse effect on the Company’s financial position or future results of operations. Discovery is proceeding in the remaining cases. All of the state court lawsuits were consolidated before one judge and are pending in Mecklenburg County. The federal lawsuits are progressing under the same discovery plan that the parties are following in the consolidated state court lawsuits. The Company is vigorously defending itself and denies the allegations of negligence as well as the related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future.

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

On March 8, 2001, Larry L. Johnson filed a class action complaint against SMI and Oil-Chem in the Superior Court of Gaston County, North Carolina. The plaintiffs are seeking unspecified damages for violation of the North Carolina Unfair and Deceptive Trade Practices Act. The facts alleged to support this claim are substantially identical to those of the complaint filed by the Federal Trade Commission on January 31, 2001, against SMI and Oil-Chem, in the United States District Court, Middle District of North Carolina. On August 29, 2002, the court entered an order dismissing the case without prejudice. The plaintiffs can re-file within one year of the order.

On April 18, 2001, Cracker Barrel Old Country Store, Inc. filed a complaint against AMS, SMI, NASCAR and Fox Entertainment Group, Inc., that is currently pending in the United States District Court for the Middle District of Tennessee. Cracker Barrel alleges that AMS breached its sponsorship contract for the March 11, 2001 Cracker Barrel 500 Winston Cup event at AMS, and alleges that SMI tortiously interfered with this contract. Cracker Barrel contends that as a result of the sponsorship contract, it was entitled to receive certain exposure from the national broadcast of the race. The complaint seeks unspecified compensatory, treble and punitive damages, costs and attorneys fees. On April 16, 2002, Cracker Barrel amended its complaint to include allegations of conspiracy. SMI and AMS deny the allegations. The Company has filed an answer in this matter and the parties have completed discovery except for the depositions of the defendants’ expert witnesses. All of the defendants have filed motions for summary judgment which remain pending. The trial of the action is scheduled for January 21, 2003.

On February 13, 2002, Francis Ferko, as a shareholder of SMI, filed a “derivative action” in the United States Federal Court for the Eastern District of Texas against NASCAR and International Speedway Corporation (“ISC”) alleging, among other things, that NASCAR and ISC unlawfully refused to award SMI a NASCAR Winston Cup Series race date at TMS. The plaintiff demands judgment against defendants NASCAR and ISC for a Winston Cup race date at TMS, monetary damages and other relief. SMI was named as a necessary party to the lawsuit, since the lawsuit is being brought on behalf of SMI. On October 24, 2002, SMI filed an answer responding to the factual allegations of the complaint. NASCAR has filed a “cross-claim” against SMI requesting a declaratory judgment that, among other things, NASCAR has no obligation to award a second race date in Texas to SMI. In addition, NASCAR has filed a motion to realign SMI as a plaintiff in the lawsuit, and to dismiss the shareholder as the plaintiff. SMI intends to object to both of these assertions by NASCAR.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and associated Notes.

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

Seasonality and Quarterly Results

The Company is sponsoring 17 major annual racing events in 2002 sanctioned by NASCAR, including ten Winston Cup and seven Busch Grand National Series racing events. The Company is also sponsoring two Indy Racing League (IRL) racing events, three NASCAR Craftsman Truck Series racing events, four major National Hot Rod Association (NHRA) racing events, and six World of Outlaws (WOO) racing events. As a result, the Company’s business has been, and is expected to remain, highly seasonal. In 2001, the Company derived a substantial portion of its total revenues from admissions and event related revenue attributable to 17 major NASCAR-sanctioned racing events, three IRL racing events, three NASCAR Craftsman Truck Series racing events, four major NHRA racing events, five WOO racing events, and two UDTRA Pro Dirt Car Series (“UDTRA”) racing events.

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

The results of operations for the three and nine months ended September 30, 2002 and 2001 are not indicative of the results that may be expected for the entire year because of the seasonality discussed above.

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

In the third quarter 2002, TMS hosted NASCAR Craftsman Truck and Indy Racing League Series racing events which were held in the fourth quarter 2001.

As discussed in Note 2 to the Consolidated Financial Statements, the Levy Group food and beverage management agreement affects the Company’s reporting of operating profits associated with its food, beverage and hospitality catering activities. For the three and nine months ended September 30, 2002, operating profits from such activities provided by the Levy Group are reported as net event related revenue and net other operating revenue. For the three and nine months ended September 30, 2001, revenues and expenses associated with those services previously provided by SMIP are included in event related revenue, other operating revenue, direct expense of events, other direct operating expense and general and administrative expense.

Three Months Ended September 30, 2002 Compared To Three Months Ended September 30, 2001

Total Revenues. Total revenues for the three months ended September 30, 2002 increased by $6.5 million, or 12.3%, over such revenues for the same period in 2001.

Admissions. Admissions for the three months ended September 30, 2002 increased by $4.2 million, or 20.7%, over such revenue for the same period in 2001. This increase was due primarily to TMS hosting NASCAR Craftsman Truck and Indy Racing League Series racing events in the current period which were held in the fourth quarter 2001, and to continued growth in attendance at NASCAR-sanctioned racing events held at BMS during the current period.

Event Related Revenue. Event related revenue for the three months ended September 30, 2002 increased by $3.3 million, or 20.4%, over such revenue for the same period in 2001. This increase was due primarily to TMS hosting NASCAR Craftsman

Truck and IRL Series racing events in the current period which were held in the fourth quarter 2001. The increase is also due to increased sponsorship and other event related revenues associated with the growth in attendance at NASCAR-sanctioned racing events held at BMS, and to increased sponsorship revenues associated with the naming rights agreement obtained in June 2002 whereby Sears Point Raceway was renamed Infineon Raceway (see Note 2 to the Consolidated Financial Statements for additional information).

The overall increase was partially offset by reporting the operating profits for food, beverage and hospitality catering activities now provided by the Levy Group as net event related revenue in the third quarter 2002. Revenues and expenses associated with those services previously provided by SMIP in the same period in 2001 are included in event related revenue, direct expense of events and general and administrative expense.

NASCAR Broadcasting Revenue. NASCAR broadcasting revenue for the three months ended September 30, 2002 increased by $1.1 million, or 16.3%, over such revenue for the same period in 2001. This increase was due to increases in broadcast rights fees for NASCAR-sanctioned racing events held at BMS during the current period.

Other Operating Revenue. Other operating revenue for the three months ended September 30, 2002 decreased by $2.2 million, or 24.6%, from such revenue for the same period in 2001. This decrease was due primarily to a decrease in Oil-Chem and MBM revenues in the current period. The decrease was also due to reporting the operating profits for food, beverage and hospitality catering activities now provided by the Levy Group to third-party sports-oriented venues and the TMS Speedway Club as net other operating revenue in the three months ended September 30, 2002. Revenues and expenses associated with those services previously provided by SMIP in the same period in 2001 are included in other operating revenue, other direct operating expense and general and administrative expense.

Direct Expense of Events. Direct expense of events for the three months ended September 30, 2002 increased by $2.4 million, or 18.1%, over such expense for the same period in 2001. This increase was due primarily to TMS hosting NASCAR Craftsman Truck and IRL Series racing events in the current period which were held in the fourth quarter 2001. The increase was also due to higher insurance premium and other costs for property, casualty, liability, and other insurance coverage resulting after the national incidents on September 11, 2001, and to higher operating costs associated with the growth in attendance at NASCAR-sanctioned racing events held at BMS, during the current period.

This overall increase was partially offset by the Levy Group now providing food, beverage and hospitality catering services previously provided by SMIP as described above.

NASCAR Purse and Sanction Fees. NASCAR purse and sanction fees for the three months ended September 30, 2002 increased by $1.3 million, or 23.2%, over such fees for the same period in 2001. This increase was due to higher race purses and sanctioning fees for NASCAR-sanctioned racing events hosted at BMS in the current period, and to TMS hosting a NASCAR Craftsman Truck Series racing event in the current period which was held in the fourth quarter 2001.

Other Direct Operating Expense. Other direct operating expense for the three months ended September 30, 2002 decreased by $3.3 million, or 36.4%, from such expense for the same period in 2001. This decrease was due primarily to lower operating and advertising costs associated with decreased Oil-Chem and MBM revenues in the current period. The decrease was also due to the Levy Group now providing food, beverage and hospitality catering services previously provided by SMIP as described above.

General and Administrative. General and administrative expense for the three months ended September 30, 2002 increased by $727,000, or 5.2%, over such expense for the same period in 2001. This increase was due primarily to increased operating costs associated with the growth and expansion at the Company’s speedways and operations.

The overall increase was partially offset by the Levy Group now providing food, beverage and hospitality catering services previously provided by SMIP as described above.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2002 decreased by $61,000, or 0.8%, from such expense for the same period in 2001. This decrease was due primarily to the Company ceasing to amortize goodwill and other intangible assets upon adopting SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. See Note 2 to the Consolidated Financial Statements for additional information. Amortization expense amounted to $445,000 in the three months ended September 30, 2001. The decrease also reflects the sale of certain machinery and equipment to the Levy Group in February 2002. See Notes 2 and 4 to the Consolidated Financial Statements for additional information. The overall decrease was substantially offset by an increase in depreciation expense from additions to property and equipment at the Company’s speedways.

Interest Expense, Net. Interest expense, net for the three months ended September 30, 2002 was $5.3 million compared to $6.4 million for the same period in 2001. This decrease was due primarily to redemption of the Convertible Subordinated Debentures in April 2002, and to lower interest rates on the revolving Credit Facility during the current period as compared to the same period in 2001. The overall decrease was partially offset by lower interest rates earned on cash investments and lower outstanding notes receivable, and lower capitalized interest in the current period.

Other Expense (Income), Net. Other expense, net for the three months ended September 30, 2002 was $1.5 million compared to other income, net of $77,000 for the same period in 2001. This change results primarily from a charge to earnings for pending litigation associated with BMS. See Note 9 to the Consolidated Financial Statements for additional information. This change also results, to a lesser extent, from gains in the three months ended September 30, 2001 recognized upon expiration of buyer rights under certain TMS condominium sales contracts whereby buyers could require Company repurchase within three years from date of purchase. Recognition of such gains was deferred until the buyer’s right expired. No such gains were recognized in the current period.

Income Tax Provision (Benefit). The Company’s effective income tax rate for the three months ended September 30, 2002 and 2001 was 39.3%.

Income (Loss) From Continuing Operations. Income from continuing operations for the three months ended September 30, 2002 increased by $3.0 million, or 140.8%, to $869,000, over such loss for the same period in 2001. This increase was due to the factors discussed above.

Loss From Operations of Discontinued Business. Loss from operations of discontinued business relates to the Company’s disposal of SoldUSA in April 2002. Losses from SoldUSA’s discontinued operations for the three months ended September 30, 2001 were $143,000, after income taxes of $92,000, and for the three months ended September 30, 2002 were insignificant. See Note 1 to the Consolidated Financial Statements for additional information.

Net Income (Loss). Net income for the three months ended September 30, 2002 increased by $3.1 million, or 138.2%, to $869,000, over such loss for the same period in 2001. This increase was due to the factors discussed above.

Nine Months Ended September 30, 2002 Compared To Nine Months Ended September 30, 2001

Total Revenues. Total revenues for the nine months ended September 30, 2002 increased by $8.5 million, or 2.9%, over such revenues for the same period in 2001.

Admissions. Admissions for the nine months ended September 30, 2002 increased by $8.2 million, or 7.5%, over such revenue for the same period in 2001. This increase was due to TMS hosting NASCAR Craftsman Truck and IRL Series racing events in the third quarter 2002 which were held in the fourth quarter 2001. The increase was also due to higher attendance at NASCAR-sanctioned racing events held at all six Company speedways during the current period as compared to the same period in 2001.

The overall increase was partially offset by AMS hosting an IRL racing event, and BMS hosting World of Outlaws and UDTRA racing events, in the second quarter 2001 that were not held in the current period.

Event Related Revenue. Event related revenue for the nine months ended September 30, 2002 decreased by $6.9 million, or 6.7%, from such revenue for the same period in 2001. This decrease was due primarily to reporting the operating profits for food, beverage and hospitality catering activities now provided by the Levy Group as net event related revenue in the current period. Revenues and expenses associated with those services previously provided by SMIP in the same period in 2001 are included in event related revenue, direct expense of events and general and administrative expense. The decrease also reflects, to a lesser extent, AMS hosting an IRL racing event, and BMS hosting World of Outlaws and UDTRA racing events, in the second quarter 2001 that were not held in the current period.

The overall decrease was partially offset by TMS hosting NASCAR Craftsman Truck and IRL Series racing events in the third quarter 2002 which were held in the fourth quarter 2001, and to increased sponsorship revenues associated with the naming rights agreement obtained in June 2002 whereby Sears Point Raceway was renamed Infineon Raceway. See Note 2 to the Consolidated Financial Statements for additional information.

The current period also reflects lower corporate suite and track rentals, and other event related revenues as compared to the same period in 2001. Challenging economic conditions, including public concerns over additional incidents and air travel, continued to negatively impact event related revenues, particularly from corporate customers, in the current period as compared to the same period in 2001.

NASCAR Broadcasting Revenue. NASCAR broadcasting revenue for the nine months ended September 30, 2002 increased by $8.2 million, or 15.0%, over such revenue for the same period in 2001. This increase was due to increases in broadcast rights fees for NASCAR-sanctioned racing events held during the current period.

Other Operating Revenue. Other operating revenue for the nine months ended September 30, 2002 decreased by $1.1 million, or 3.8%, from such revenue for the same period in 2001. This decrease was due primarily to reporting the operating profits for food, beverage and hospitality catering activities now provided by the Levy Group to third-party sports-oriented venues and the TMS Speedway Club as net other operating revenue in the current period. Revenues and expenses associated with those services previously provided by SMIP in the same period in 2001 are included in other operating revenue, other direct operating expense and general and administrative expense. The decrease was also due to a decrease in MBM revenues in the current period. The overall decrease was partially offset by an increase in Oil-Chem revenues in the current period.

Direct Expense of Events. Direct expense of events for the nine months ended September 30, 2002 decreased by $2.7 million, or 4.4%, from such expense for the same period in 2001. This decrease was due primarily to the Levy Group now providing food, beverage and hospitality catering services previously provided by SMIP as described above. The decrease also reflects, to a lesser extent, AMS hosting an IRL racing event, and BMS hosting World of Outlaws and UDTRA racing events, in the nine months ended September 30, 2001 that were not held in the current period.

The overall decrease was partially offset by significant increases in insurance premium and other costs for property, casualty, liability, and other insurance coverage, resulting after the national incidents on September 11, 2001, for events held in the current period. The overall decrease was also offset by TMS hosting NASCAR Craftsman Truck and IRL Series racing events in the third quarter 2002 which were held in the fourth quarter 2001, and by increased operating costs associated with the growth in operations for NASCAR-sanctioned and other racing events held at IR’s newly expanded speedway facilities in the current period as compared to the same period in 2001.

NASCAR Purse and Sanction Fees. NASCAR purse and sanction fees for the nine months ended September 30, 2002 increased by $5.2 million, or 12.0%, over such fees for the same period in 2001. This increase was due primarily to higher race purses and sanctioning fees for NASCAR-sanctioned racing events hosted in the current period.

Other Direct Operating Expense. Other direct operating expense for the nine months ended September 30, 2002 decreased by $2.6 million, or 10.4%, from such expense for the same period in 2001. This decrease was due primarily to the Levy Group now providing food, beverage and hospitality catering services previously provided by SMIP as described above, and to decreased operating costs associated with reduced MBM revenues in the current period. The overall decrease was partially offset by higher operating costs associated with increased Oil-Chem revenues in the current period.

General and Administrative. General and administrative expense for the nine months ended September 30, 2002 increased by $1.1 million, or 2.6%, over such expense for the same period in 2001. This increase was due primarily to increased legal costs associated with the FTC litigation with Oil-Chem and other legal matters, and to increased operating costs associated with the growth and expansion at the Company’s speedways and operations. The overall increase was partially offset by the Levy Group now providing food, beverage and hospitality catering services previously provided by SMIP as described above.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2002 decreased by $600,000, or 2.5%, from such expense for the same period in 2001. This decrease was due primarily to the Company ceasing to amortize goodwill and other intangible assets upon adopting SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. See Note 2 to the Consolidated Financial Statements for additional information. Amortization expense amounted to $1,334,000 in the nine months ended September 30, 2001. The decrease also reflects the sale of certain machinery and equipment to the Levy Group in February 2002. See Notes 2 and 4 to the Consolidated Financial Statements for additional information. The overall decrease was partially offset by an increase in depreciation expense from additions to property and equipment at the Company’s speedways.

Interest Expense, Net. Interest expense, net for the nine months ended September 30, 2002 was $16.1 million compared to $18.6 million for the same period in 2001. This decrease was due primarily to lower interest rates on the revolving Credit Facility in the current period as compared to the same period in 2001, and to redemption of the Convertible Subordinated Debentures in April 2002. The overall decrease was partially offset by lower interest rates earned on cash investments and lower outstanding notes receivable in the current period.

Loss on Early Debt Redemption. Loss on early debt redemption of $1.2 million for the nine months ended September 30, 2002 represents a charge associated with the Company’s redemption of all outstanding 5 3/4% Convertible Subordinated Debentures totaling $53,694,000 on April 19, 2002 at 101.64% of par value. The charge consists of redemption premium, associated unamortized net deferred loan costs, and transaction costs. See Notes 2 and 5 to the Consolidated Financial Statements for additional information.

Expenses of Cancelled CART Race. Expenses of cancelled CART race of $3.5 million for the nine months ended September 30, 2001 represent principally race event costs associated with a CART-sanctioned racing event originally scheduled at TMS in April 2001 that was not conducted as a result of a decision made by CART’s sanctioning body. In May 2001, the Company filed a legal action against CART claiming, among other things, that CART was negligent and had breached its contract. The Company sought recovery of the associated race purse, sanction fees, certain other event related costs incurred by the Company, and various lost revenues and other damages. The race event costs, including those for which recovery was sought, were expensed in the second quarter 2001 pending ultimate resolution of the recovery proceedings. No anticipated recovery of lost revenues or damage awards was recognized pending ultimate resolution. At September 30, 2001, management was unable to determine the outcome or effects that any favorable resolution might have on the Company’s financial position or future results of operations. In October 2001, the Company’s legal action against CART was settled for approximately $5.0 million which was recognized in the fourth quarter 2001.

Other Expense (Income), Net. Other loss, net for the nine months ended September 30, 2002 was $1.2 million compared to other income, net of $3.0 million for the same period in 2001. This change results primarily from gains in the nine months ended September 30, 2001 recognized upon expiration of buyer rights under certain TMS condominium sales contracts whereby buyers could require Company repurchase within three years from date of purchase. Recognition of such gains was deferred until the buyer’s right expired. No such gains were recognized in the current period. The decrease also reflects a charge to earnings for pending litigation associated with BMS. See Note 9 to the Consolidated Financial Statements for additional information. The decrease also results, to a lesser extent, from lower gains on sales of TMS condominiums and marketable equity securities and other investments in the current period.

Income Tax Provision. The Company’s effective income tax rate for the nine months ended September 30, 2002 and 2001 was 39.3%.

Income From Continuing Operations Before Cumulative Effect of Accounting Change. Income from continuing operations before cumulative effect of accounting change for the nine months ended September 30, 2002 increased by $5.2 million, or 10.9%, to $52.7 million, over such income for the same period in 2001. This increase was due to the factors discussed above.

Loss From Operations and Disposal of Discontinued Business. Loss from operations and disposal of discontinued business represents the accounting for the Company’s discontinued operations and disposal of SoldUSA in April 2002. Losses from SoldUSA’s discontinued operations were $99,000 and $520,000, after income taxes of $64,000 and $337,000, respectively, for the nine months ended September 30, 2002 and 2001. Losses on disposal approximating $587,000, after income taxes of $381,000, were recognized in the current period. See Note 1 to the Consolidated Financial Statements for additional information.

Cumulative Effect of Accounting Change for Goodwill Impairment. Cumulative effect of accounting change for goodwill impairment of $4.3 million for the nine months ended September 30, 2002 represents the cumulative effect, net of income taxes of $297,000, of the Company’s assessment that goodwill associated with certain non-motorsports related reporting units was impaired upon adopting SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. See Note 2 to the Consolidated Financial Statements for additional information.

Net Income. Net income for the nine months ended September 30, 2002 increased by $738,000, or 1.6%, to $47.7 million, over such income for the same period in 2001. This increase was due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the nine months ended September 30, 2002 for improvements and expansion at its speedway facilities. Significant changes in the Company’s financial condition and liquidity during the nine months ended September 30, 2002 resulted primarily from:

(1) net cash generated by operations amounting to $95.8 million;
(2) cash outlays for capital expenditures amounting to $47.9 million;
(3) proceeds from sale of property to the Levy Group amounting to $10.0 million; and
(4) redemption of Convertible Subordinated Debentures totaling $53.7 million.

At September 30, 2002, the Company had cash and cash equivalents totaling $100.6 million and had $90.0 million in outstanding borrowings under the $250.0 million Credit Facility. At September 30, 2002, net deferred tax liabilities totaled $100.1 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

On October 7, 2002, the Company’s Board of Directors approved an initial annual cash dividend of $0.30 per share of common stock payable on November 14, 2002 to shareholders of record as of October 31, 2002. The aggregate dividend of approximately $12.7 million will be paid using available cash and cash investments.

The Company had the following contractual cash obligations and other commercial commitments as of September 30, 2002 (in thousands):

	Payments Due By Period
	Total	Current	2003	2004	Thereafter
Contractual Cash Obligations
Current liabilities, excluding current maturities of long-term debt and deferred race event income	$59,527	$59,527	—	—	—
Long-term debt, including current maturities	342,347	275	$70	$90,000	$252,002

Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	1,948	—	—	—	1,948

Total Contractual Cash Obligations	$406,416	$59,802	$70	$90,000	$256,544

	Commitment Expiration By Period
Other Commercial Commitments	Total	Current	2003	2004	Thereafter
Letters of credit,
Total Other Commercial Commitments	$722	$722	—	—	—

The Company presently does not have any significant operating lease obligations or off-balance sheet obligations, guarantees, commitments or other contractual cash obligations, other commercial commitments or contingent obligations.

Management anticipates that cash from operations, and funds available through the Credit Facility, will be sufficient to meet the Company’s operating needs through 2002 and into 2003, including planned capital expenditures at its speedway facilities. Based upon anticipated future growth and financing requirements, management expects that the Company will, from time to time, engage in additional financing of a character and in amounts to be determined, including additional debt or equity financings. The Company may, from time to time, redeem or retire debt, and purchase its debt or equity securities, depending on liquidity, prevailing market conditions, as well as such factors as permissibility under the Credit Facility, the Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund the Company’s continued growth, including the continued expansion, improvement or acquisition of speedway facilities.

Capital Expenditures

Significant growth in the Company’s revenues depends, in large part, on consistent investment in facilities. Therefore, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At September 30, 2002, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at its speedways. In 2002, the Company continued the multi-year major reconfiguration and modernization of IR, adding up to 11,000 new grandstand seats, 16,000 new hillside terrace seats, and 16 new luxury suites. Modernization and reconstruction of IR’s raceway facilities, including its dragway, was substantially complete featuring permanent seating, luxury suites, and extensive fan amenities. Completion of the IR renovations is presently scheduled for 2003. In 2002, the Company began construction of approximately 43,000 new permanent grandstand seats for a net increase of approximately 8,000, including 24 new luxury suites, at BMS featuring new stadium-style seating, outstanding views, convenient elevator access and popular food courts. Completion of BMS’s expansion is presently scheduled for 2003. Similar to 2001 and 2002, the Company plans to continue expanding concessions, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow particularly at Infineon Raceway, as well as the Company’s other speedways.

The estimated aggregate cost of capital expenditures in 2002 will approximate $65.0 million. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements, including:

• undetected soil or land conditions;
• additional land acquisition costs;
• increases in the cost of construction materials and labor;
• unforeseen changes in design;
• unforeseen environmental or other regulatory changes or requirements;
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

Dividends

Any decision concerning the payment of common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, as well as such factors as permitted under the Credit Facility and the Senior Subordinated Notes and as the Company’s Board of Directors, in its sole discretion, may consider relevant. The Credit Facility was recently amended to allow payment of dividends up to a specified annual amount. On October 7, 2002, the Company’s Board of Directors approved an initial annual cash dividend of $0.30 per share of common stock payable on November 14, 2002 to shareholders of record as of October 31, 2002.

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

In adopting SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company ceased amortizing goodwill and other intangible assets and has assessed initial impairment under transitional rules as of January 1, 2002. As such, amortization expense of $445,000 and $1,334,000 on goodwill and other intangible assets recorded as of December 31, 2001 was not reflected in the three and nine months ended September 30, 2002. The fair value of goodwill and other intangibles for each reporting unit of the Company was assessed primarily using expected present value of future cash flows and corroborated by quoted market prices or comparable transactions where available or applicable.

Such impairment assessment indicated that goodwill associated with Oil-Chem of $3,815,000 and SoldUSA of $755,000, both non-motorsports related reporting units of the Company, was impaired under the new accounting guidelines. Oil-Chem and SoldUSA continued to incur operating losses in difficult market conditions, and FTC litigation with Oil-Chem continued. Accordingly, the Company recorded a change in accounting principle under SFAS No. 142 as of January 1, 2002. The non-cash cumulative effect of the accounting change reduced net income in the first quarter 2002 and nine months ended September 30, 2002 by $4,273,000, after income taxes of $297,000. Goodwill associated with Oil-Chem is not deductible for tax reporting purposes and represents a permanent difference for which current or deferred income tax liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff. See Note 2 to the Consolidated Financial Statements for additional information.

The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” as of January 1, 2002. SFAS No. 144 specifies, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of SFAS No. 144 had no significant impact on the Company’s financial statements as of January 1, 2002. The Company accounted for the disposal of SoldUSA under the requirements of SFAS No. 144. See Note 1 to the Consolidated Financial Statements for additional information.

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

In June 2002, SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued and is effective for such activities initiated after December 31, 2002. SFAS No. 146 specifies, among other things, the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring”. At this time, adoption of SFAS No. 146 is not expected to significantly impact the Company’s financial statements or future results of operations.

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

• Insurance Coverage. Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted after the national incidents on September 11, 2001. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. The Company has a material investment in property and equipment at each of its six speedway facilities, generally located near highly populated cities, and which hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, are resulting in significant increases in insurance premium and other costs in fiscal 2002, and further increases are possible. While management believes the Company has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, no guarantee can be given that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company’s speedway facilities could have a material adverse effect on the Company’s financial position and future results of operations if asset damage and/or Company liability were to exceed insurance coverage limits. The occurrence of additional national incidents, and particularly incidents at sporting events, entertainment or other public venues, may significantly impair the Company’s ability to obtain such insurance coverage in the future.

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

• Redemption of Convertible Subordinated Debentures. On April 19, 2002, the Company redeemed all outstanding 5 3/4% convertible subordinated debentures aggregating $53.7 million at 101.64% of par value. At March 31, 2002, 1,726,000 shares of common stock would have been issuable upon conversion. Management, including the Board of Directors, believed redemption was in the Company’s long-term interest and an appropriate use of available funds. Redemption reduces future interest expense and eliminates the associated dilution effect on earnings per share, and was funded entirely from available cash and cash investments on hand. As such, cash and cash investments and long-term debt was reduced by approximately $53.7 million upon redemption, excluding redemption premium, accrued interest and transaction costs. The redemption premium, associated unamortized net deferred loan costs, and transaction costs totaling approximately $1,237,000, before income taxes, was reflected as a charge to earnings in the second quarter 2002 and nine months ended September 30, 2002. No amounts were borrowed under the Credit Facility to fund the redemption. Management believes that cash from operations, remaining cash and cash investments, and funds available through the Credit Facility, will be sufficient to meet the Company’s operating and capital needs through 2002 and into 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s financial instruments with market risk exposure consist only of notes receivable and bank revolving Credit Facility borrowings which are sensitive to changes in interest rates. The Company’s Senior Subordinated Notes are fixed interest rate debt obligations. A change in interest rates of one percent on the notes receivable and debt balances outstanding at September 30, 2002 would cause a change in annual interest income of approximately $160,000 and annual interest expense of approximately $900,000. See Note 7 to the Consolidated Financial Statements for information on the terms and conditions of notes receivable. See Note 5 to the Consolidated Financial Statements for additional information on the terms and conditions of debt obligations.

Equity Price Risk. The Company’s marketable equity securities are included in other non-current assets and are classified as “available for sale.” Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

As of and during the nine months ended September 30, 2002, there have been no significant changes in the Company’s interest rate risk or equity price risk. As discussed above in “Near Term Operating Factors”, the Company redeemed its outstanding Convertible Subordinated Debentures in full on April 19, 2002. On and after that date, interest on the Convertible Subordinated Debentures ceased to accrue.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could affect these controls subsequent to the date of such evaluation.

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

On February 8, 2000, Robert L. “Larry” Carrier filed a lawsuit against SMI and BMS in the Chancery Court for Sullivan County, Tennessee. This suit alleged that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint sought compensatory and punitive damages as well as injunctive relief. On October 11, 2002, the trial court entered a judgment against SMI and BMS for approximately $1.4 million in damages plus costs. A charge to earnings of approximately $1.4 million has been reflected in the third quarter 2002 for the pending litigation. The plaintiff has appealed and the Company intends to appeal this judgment. The Company believes that the plaintiff’s claim is without merit and intends to pursue its rights to appeal vigorously.

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

To date, individuals claiming injuries from the bridge failure on May 20, 2000, have filed a total of 39 separate lawsuits including three new lawsuits filed since the beginning of the third quarter of 2002. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages.

The following plaintiffs have filed claims in this matter since the beginning of the third quarter of 2002 on the dates indicated: John and Jolynn Hill, filed on August 28, 2002; James and Jane Hill, filed on August 28, 2002; and Matthew and Cathy Payne, filed on September 30, 2002.

Eight lawsuits previously filed in North Carolina state court were settled on or about August 29, 2002 with the claims being dismissed as to all defendants, including SMI and LMS. Management does not expect these settlements to have a material adverse effect on the Company’s financial position or future results of operations. Discovery is proceeding in the remaining cases. All of the state court lawsuits were consolidated before one judge and are pending in Mecklenburg County. The federal lawsuits are progressing under the same discovery plan that the parties are following in the consolidated state court lawsuits. The Company is vigorously defending itself and denies the allegations of negligence as well as the related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future.

On March 8, 2001, Larry L. Johnson filed a class action complaint against SMI and Oil-Chem in the Superior Court of Gaston County, North Carolina. The plaintiffs are seeking unspecified damages for violation of the North Carolina Unfair and Deceptive Trade Practices Act. The facts alleged to support this claim are substantially identical to those of the complaint filed by the Federal Trade Commission on January 31, 2001, against SMI and Oil-Chem, in the United States District Court, Middle District of North Carolina. On August 29, 2002, the court entered an order dismissing the case without prejudice. The plaintiffs can re-file within one year of the order.

On April 18, 2001, Cracker Barrel Old Country Store, Inc. filed a complaint against AMS, SMI, NASCAR and Fox Entertainment Group, Inc., that is currently pending in the United States District Court for the Middle District of Tennessee. Cracker Barrel alleges that AMS breached its sponsorship contract for the March 11, 2001 Cracker Barrel 500 Winston Cup

event at AMS, and alleges that SMI tortiously interfered with this contract. Cracker Barrel contends that as a result of the sponsorship contract, it was entitled to receive certain exposure from the national broadcast of the race. The complaint seeks unspecified compensatory, treble and punitive damages, costs and attorney fees. On April 16, 2002, Cracker Barrel amended its complaint to include allegations of conspiracy. SMI and AMS deny the allegations. The Company has filed an answer in this matter and the parties have completed discovery except for the depositions of the defendants’ expert witnesses. All of the defendants have filed motions for summary judgment which remain pending. The trial of the action is scheduled for January 21, 2003.

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

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: November 12, 2002	By:	/s/ O. BRUTON SMITH
O. Bruton Smith Chairman and Chief Executive Officer

Date: November 12, 2002	By:	/s/ WILLIAM R. BROOKS
William R. Brooks Vice President, Chief Financial Officer, Treasurer and Director (principal financial and accounting officer)

SPEEDWAY MOTORSPORTS, INC.

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, O. Bruton Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Speedway Motorsports, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ O. BRUTON SMITH
O. Bruton Smith Chairman and Chief Executive Officer

SPEEDWAY MOTORSPORTS, INC.

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William R. Brooks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Speedway Motorsports, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ WILLIAM R. BROOKS
William R. Brooks Vice President and Chief Financial Officer

SPEEDWAY MOTORSPORTS, INC.

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Speedway Motorsports, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2002 as filed with the Security and Exchange Commission on the date hereof (the “Report”), the undersigned, O. Bruton Smith, Chairman of the Board and Chief Executive Officer of the Company, does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2002	By:	/s/ O. Bruton Smith
O. Bruton Smith Chairman and Chief Executive Officer

SPEEDWAY MOTORSPORTS, INC.

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Speedway Motorsports, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2002 as filed with the Security and Exchange Commission on the date hereof (the “Report”), the undersigned, William R. Brooks, Vice President and Chief Financial Officer of the Company, does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 12, 2002	By:	/s/ William R. Brooks
William R. Brooks Vice President and Chief Financial Officer