Form 10-K
period 2002-12-31
SPEEDWAY MOTORSPORTS INC
filed 2003-03-20
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-13582

Speedway Motorsports, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0363307
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5555 Concord Parkway South Concord, North Carolina	28027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 455-3239

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
$.01 Par Value Common Stock	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒  Yes  ☐  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $308,086,993 based upon the closing sales price of the registrant’s Common Stock on June 28, 2002 of $25.43 per share. At March 11, 2003, 42,363,868 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2003 are incorporated by reference into Part III of this report.

FORM 10-K TABLE OF CONTENTS

The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing later in this report. Statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance, and statements of our plans and objectives for future operations, including those contained in “Business”, “Properties”, “Legal Proceedings”, “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, or relating to our future capital projects, hosting of races, broadcasting rights or sponsorships and legal proceedings, are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “expects”, “hopes”, “intends”, and “plans”, and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statement. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the SEC as an exhibit to this report.

PART I

Item 1.     Business

Speedway Motorsports, Inc. (the “Company”, “SMI”, “we”, “us”, and “our”), owns and operates Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Infineon Raceway (formerly known as Sears Point Raceway) (“IR”), Las Vegas Motor Speedway (“LVMS”), Lowe’s Motor Speedway at Charlotte (formerly known as Charlotte Motor Speedway) (“LMS”), and Texas Motor Speedway (“TMS”), and is a leading promoter, marketer and sponsor of motorsports activities in the United States. We also provide event souvenir merchandising services, and food, beverage and hospitality catering commissioned services, through our SMI Properties (formerly known as Finish Line Events) (“SMIP”) subsidiary, and manufacture and distribute smaller-scale, modified racing cars and parts through our 600 Racing subsidiary. SMI was incorporated in the State of Delaware in 1994.

We currently plan to promote the following annual racing events in 2003:

•	ten National Association for Stock Car Auto Racing, Inc. (“NASCAR”) sanctioned Winston Cup stock car racing series (“Winston Cup”) events;

•	seven NASCAR-sanctioned Busch (“Busch”) Series racing events;

•	five NASCAR Craftsman Truck Series racing events;

•	two Indy Racing League Series (“IRL”) racing events;

•	four major National Hot Rod Association (“NHRA”) racing events;

•	six World of Outlaws (“WOO”) racing events; and

•	several other races and events.

2002 Significant Developments

Long-Term Management Contract and Asset Sale.    In February 2002, certain SMI subsidiaries and Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the “Levy Group”) consummated a long-term food and beverage management agreement and an asset purchase agreement. The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of our six speedways and other outside venues beginning February 2002. These services were previously provided by our SMI Properties subsidiary. This new management agreement affects our reporting of operating profits associated with food, beverage and hospitality catering activities. See Notes 2 and 4 to the Consolidated Financial Statements for additional information on the transaction.

Discontinued Operations and Disposal of Business.    In March 2002, the Company committed to a formal plan to discontinue and dispose of the operations of SoldUSA due to continuing difficult market conditions for internet auction and e-commerce companies. The disposal was completed in the second quarter 2002. See Notes 1 and 2 to the Consolidated Financial Statements for additional information on the disposal.

Early Redemption of Convertible Subordinated Debentures.    In April 2002, we redeemed in full our 5 3/4% convertible subordinated debentures due 2003 (“Convertible Subordinated Debentures”) aggregating $53.7 million in principal at 101.64% of par value. We believe redemption is in our long-term interest and an appropriate use of available funds, reducing future interest expense and eliminating the associated dilution effect on our earnings per share. See Notes 5 and 6 to the Consolidated Financial Statements for additional information on this redemption.

Facility Naming Rights Agreement.    In June 2002, we obtained a ten-year naming rights agreement whereby Sears Point Raceway was renamed Infineon Raceway for gross fees aggregating approximately $34.6 million over the agreement term. In 1999, we obtained the motorsports industry’s first naming rights agreement which renamed Charlotte Motor Speedway as Lowe’s Motor Speedway for gross fees aggregating approximately $35.0 million over a ten-year agreement term. See Note 1 to the Consolidated Financial Statements for additional information on these agreements.

Declaration of Initial Cash Dividend.    On October 7, 2002, our Board of Directors approved an initial annual cash dividend of $0.30 per share of common stock which aggregated approximately $12.7 million paid on November 14, 2002 to shareholders of record as of October 31, 2002.

Corporate Governance.    In late 2002, our Board of Directors took the following actions in response to recent federal legislation and stock exchange initiatives: (i) formed a Nominating/Governance Committee, with a charter, to oversee the nomination of directors for election and various corporate governance issues, (ii) adopted a charter for the Compensation Committee, (iii) adopted a revised Audit Committee charter, (iv) adopted Corporate Governance Guidelines for the Board, (v) adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and employees involved in our financial reporting processes, and (vi) confirmed that all members of each of the Nominating/Governance Committee, the Compensation Committee, and the Audit Committee are independent as defined by applicable and proposed listing standards of the New York Stock Exchange.

These actions are expected to enhance the role of our independent directors in the governance of the Company and to codify our historical commitment to ethical business practices. As the New York Stock Exchange finalizes rules in response to its previous initiatives and SEC directives under the Sarbanes-Oxley Act of 2002, we expect many of the above items will be adjusted accordingly and additional steps will be taken to ensure that the functioning of the Board and the Company meet the highest standards of conduct.

General Overview

We have one of the largest total permanent speedway seating capacities in the motorsports industry. We believe that long-term spectator demand for our largest events exceeds existing permanent seating capacity at our speedways. At December 31, 2002, our total permanent seating capacity was approximately 751,000 located at the following facilities:

Speedway	Location	Approx. Acreage	Length (miles)	Luxury Suites(1)	Permanent Seating (2)
Atlanta Motor Speedway	Hampton, GA	820	1.5	137	124,000
Bristol Motor Speedway	Bristol, TN	650	0.5	106	146,000
Infineon Raceway (formerly Sears Point Raceway)	Sonoma, CA	1,600	2.5	27	47,000	(3)
Las Vegas Motor Speedway	Las Vegas, NV	1,030	1.5	102	114,000
Lowe’s Motor Speedway (formerly Charlotte Motor Speedway)	Concord, NC	1,130	1.5	113	162,000
Texas Motor Speedway	Ft. Worth, TX	1,490	1.5	194	158,000

				679	751,000

(1)	Excluding dragway and dirt track suites.
(2)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(3)	In 2001 and 2002 IR added more than 47,000 permanent seats. IR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course. See “Properties—Infineon Raceway” for additional information on our multi-year expansion and modernization of IR.

We derive revenues principally from the following activities:

•	sales of tickets to automobile races and other events held at our speedways;
•	licensing of television, cable network and radio rights to broadcast such events;
•	sales of sponsorships and facility naming rights to companies that desire to advertise or sell their products or services surrounding such events; and
•	commissions earned on sales of food and beverages and sales of souvenirs during such events.

In 2002, we derived approximately 79% of our total revenues from NASCAR-sanctioned events. We have experienced substantial growth in revenues and profitability as a result of the following factors:

•	continued improvement, expansion and investments in our facilities;
•	our participation in the consolidated NASCAR television and ancillary rights agreements;
•	consistent marketing and promotional efforts; and
•	the overall increase in popularity of Winston Cup, Busch, Craftsman Truck, IRL, NHRA, WOO and other motorsports events in the United States.

Television Broadcasting Rights.    The domestic television broadcast rights for NASCAR Winston Cup and Busch Series events are now consolidated for us, NASCAR and others in the motorsports industry. Prior to 2001, we had negotiated directly with network and cable television companies for live coverage of our NASCAR-sanctioned races. Beginning with the 2001 racing season, NASCAR has negotiated industry-wide television media rights agreements for all Winston Cup and Busch Series racing events. These NASCAR domestic television broadcast rights agreements are for six years with NBC Sports, Turner Sports, FOX and FX cable networks. Our share of the television broadcast revenues are contracted with NASCAR on an annual basis. We believe industry-wide total net television broadcast revenues for the domestic rights will approximate $300 million in 2002, increasing to approximately $534 million in 2006. Annual increases are expected to range from approximately 15% to 21%, averaging 17% annually, over the agreement term. Our television broadcast revenue under this NASCAR multi-year contract was $67 million in 2001 and $78 million in 2002, and is estimated to approximate $90 million in 2003.

Ancillary Broadcasting Rights.    In 2001, an ancillary rights package for NASCAR.com, the NASCAR Channel, international and satellite broadcasting, NASCAR images, SportsVision, FanScan, specialty pay-per-view telecasts, and other items was reached with us, NASCAR and others in the motorsports industry. NASCAR has announced industry-wide total ancillary rights fees, which began in 2001, are estimated to approximate $245 million over a 12-year period, excluding a profit participation aspect. Industry-wide total fees are estimated to approximate $7.5 million in 2002, increasing to approximately $38 million in 2006. Annual increases are expected to average approximately 35% from 2001 to 2006.

These revenue estimates are based on NASCAR Winston Cup and Busch Series races as scheduled for the 2003 racing season. Future changes in race schedules would impact these estimates. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, while television ratings for certain individual events may decline one year and increase the next for any number of reasons.

Our Contracted Revenues Are Increasing In Amount and Term Length.    We believe increasingly attractive demographics surrounding motorsports, and our premier markets and facilities, is increasing the number of longer-term sponsorship partners and commitments we obtain. Many of our long-term sponsorship contracts, and all of our broadcasting relationships, are with some of the largest, most financially sound companies in the world—NBC, FOX, Infineon Technologies, Lowe’s, Coca-Cola, DaimlerChrysler, Dodge, General Motors, United Auto Workers and RJR Tobacco to name a few.

We believe these increasingly longer-term contracted revenue sources help to solidify our financial strength and stabilize our earnings. As discussed above, NASCAR’s television broadcast revenues for the domestic rights are anticipated to increase an average 17% each year through 2006. Our television broadcast revenue under this NASCAR multi-year contract was $78 million in 2002 and is estimated to approximate $90 million in 2003. In addition, our two facility naming rights agreements—with Infineon Technologies and Lowe’s Home Improvement Warehouse—contain gross fees aggregating approximately $69 million over their ten-year terms. These ten-year agreements, including our new ten-year sponsorship agreement, including renewal options, with Coca-Cola for the annual May NASCAR Winston Cup Series race at LMS beginning in 2003, illustrate our increasingly longer-term contracted revenues. We believe these longer-term contracts demonstrate the increasing confidence and marketing value being placed in our first-class facilities in premium markets.

Industry Overview

NASCAR’s Winston Cup Series is currently the fastest growing spectator sport in the United States. The NASCAR Winston Cup Series is the only major sports league or series in the United States to show two consecutive years of television ratings growth in 2002 and 2001. In 2002, NASCAR sanctioned 93 Winston Cup, Busch and Craftsman Truck Series races. Races are generally heavily promoted, with a number of supporting events surrounding the main event, for a total weekend experience.

Television broadcast and ancillary rights values have risen significantly. Nielsen Media Research reported a 38% ratings increase and a 36% increase in households for the 2001 Winston Cup Series racing season, and 2% and 3% in 2002. The new television broadcasting contract has increased the popularity of NASCAR racing which, we believe, continues to grow and appeal to a widening demographic audience. We believe these consolidated NASCAR broadcasting rights packages are significantly increasing media intensity, while expanding sponsorship, merchandising and other marketing opportunities. We also believe the ancillary rights package for internet, specialty pay-per-view, foreign distribution and other international television broadcasting media is intensifying corporate and fan interest and creating increased demand for NASCAR racing and related merchandising in foreign, internet and other untapped markets.

In recent years, television coverage and corporate sponsorship have increased for NASCAR and other motorsports events. All NASCAR Winston Cup and Busch, IRL, and major NHRA events, as well as several WOO and other events sponsored by us are currently televised nationally. Major national corporate sponsorship of NASCAR-sanctioned events (which currently includes over 50 Fortune 500 companies) also continues to increase significantly. Sponsors include such companies as Coca-Cola, Dodge, General Motors, DaimlerChrysler, Save Mart Supermarkets, United Auto Workers, Food City, Bass Pro Shops, MBNA, Nationwide, Sharpie of Sanford North America Corporation, Samsung, RadioShack, Coleman, Bank of the West, and RJR Tobacco.

The challenging economy, particularly in 2002, has continued to affect consumer and corporate spending sentiment. Nevertheless, 3.5 million fans attended our events in 2002 increasing admission revenues by 4% over 2001. Corporate ticket purchases also increased in 2002 demonstrating that the demand and appeal for motorsports entertainment in our markets has remained strong even in challenging times. Current economic conditions have created difficulties for some race team owners in obtaining desired levels of sponsorship and other promotional support. However, we believe long-term ticket demand, including corporate marketing and promotional spending, should increase as improvements in economic conditions and travel concerns occur. Those factors, along with the continuing increases in media intensity and attractiveness of advertising demographics surrounding motorsports, are expected to drive increases in the long-term value of sponsorship and other marketing rights.

The increasing attractiveness of the demographics surrounding motorsports, and our premier markets, is being illustrated by our increasing number of longer-term sponsorship partners and commitments. Although somewhat common in other major sports venues, our facility naming rights agreement with Lowe’s Home Improvement Warehouse was the first in the motorsports industry. We then announced in 2002 our second facility naming rights agreement with Infineon Technologies for gross fees aggregating approximately $34.6 million over the ten-year agreement term. We also announced in 2002 a new ten-year sponsorship agreement, including renewal options, with Coca-Cola for the May Winston Cup races at LMS. These ten-year agreements, as well as other sponsorships like our three-year comprehensive marketing agreement with Nationwide Insurance focusing on safety and customer assistance, illustrates the increasingly broad spectrum of major national corporate sponsorship interest. It also illustrates the long-term confidence and marketing value being placed in our first-class facilities in premium markets. In 2001, Dodge reentered NASCAR racing. This country’s “big-three” automakers began competing against each other again for the first time since 1985, bringing many Chrysler loyalists back to motorsports. In addition, corporate sponsorships from industries somewhat new to NASCAR, and motorsports in general, are another strong indicator of the increasing marketing appeal to widening demographics. For example, companies such as MBNA, RadioShack, Sharpie of Sanford North America Corporation, Coleman, Bank of the West, Jelly Belly, as well as others, have recently become sponsors of ours.

The dramatic increase in corporate interest in the sport has been driven by the attractive advertising demographics of stock car and other motorsports racing fans. An ESPN Sports Poll shows the relative number of women attending NASCAR events increased over 13%, and minority groups over 130%, from 1995 to 2001. Those trends are believed to be accelerating providing substantial marketing potential for NASCAR and other motorsports venues. A recent Street & Smith’s Business Journal survey shows NASCAR continues to lead in sponsor satisfaction in the eyes of national sports sponsors. In addition, brand loyalty (as measured by fan usage of sponsors’ products) is the highest of any nationally televised major league sport, and NASCAR fans are three times as likely to purchase NASCAR sponsors’ products and services than non-fans, according to NASCAR Brand Review 2003. Speedway operations generate high operating margins and are protected by high barriers to competitive entry, including capital requirements for new speedway construction, marketing, promotional and operational expertise, and license agreements with NASCAR and other sanctioning bodies. Industry competitors are actively pursuing internal growth and industry consolidation due to the following factors:

•	popular and accessible drivers;
•	strong fan brand loyalty;
•	a widening demographic reach;
•	increasing appeal to corporate sponsors; and
•	rising broadcast revenues.

Operating Strategy

Our operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at modern facilities, which serve to enhance customer loyalty. We market our scheduled events throughout the year both regionally and nationally using extensive and innovative marketing activities. The key components of this strategy are as follows:

Commitment to Quality and Customer Satisfaction.    Since the 1970’s, we have embarked upon a series of capital improvements including:

•	construction and expansion of additional premium permanent grandstand seating;
•	new luxury suites, club-style seating areas and food courts;
•	first-class trackside dining and entertainment facilities; and
•	wider concourses, modern concession and restroom facilities, and expanded pedestrian infrastructure.

In 1992, LMS became the first and only superspeedway in North America to offer nighttime racing, and now all of our speedways, except IR, offer it. We continue to improve and construct new food concessions, restrooms and other fan amenities at our speedways to increase spectator comfort and enjoyment. For example, BMS and LMS have unique mezzanine level concourses with convenient souvenir, concessions and restroom facilities, and permanent seating featuring new stadium-style terrace sections to increase spectator convenience and accessibility. BMS, LMS, LVMS and TMS also have premium stadium-style seating featuring outstanding views, convenient elevator access and popular food courts. LMS, LVMS and TMS offer club-style seating areas to help meet demand for premium seating and services at their largest events. We have widened certain front-stretch concourses at LMS to improve spectator convenience and accessibility, and continue to reconfigure traffic patterns, provide additional entrances, and expand on-site roads and available parking at our speedways to ease spectator congestion and improve traffic flow. These improvements complement our significant upgrade and modernization of IR’s facilities featuring expanded seating, suites, fan amenities and pedestrian infrastructure. IR now offers significantly more unobstructed sight lines for improved spectator enjoyment, underground pedestrian tunnels to better accommodate pedestrian traffic around the road-course facility, an enlarged pit road to accommodate NASCAR’s 43-car grid, as well as an expanded industrial park for race teams, driving schools and others involved in motorsports. Both LVMS and TMS were designed to maximize spectator comfort and enjoyment, and we continue to make improvements as we acquire further operating experience with these facilities.

Innovative Marketing and Event Promotion.    We believe that it is important to market our scheduled events throughout the year, both regionally and nationally. In addition to innovative television, radio, newspaper, trade publication and other promotions, we market our events and services by offering the following:

•	tours of our facilities;
•	providing satellite links for media outlets;
•	marketing on emerging internet sites with motorsports news and entertainment;
•	conducting direct mail campaigns; and
•	staging pre-race promotional activities such as live music, skydivers and daredevil stunts.

Our marketing program also includes soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event include luxury suite rentals, block ticket sales and company-catered hospitality, as well as souvenir race program and track signage advertising. Our innovative marketing is exemplified by progressive programs such as offering Preferred Seat Licenses at TMS and ten-year facility naming rights agreements with Infineon Technologies and Lowe’s Home Improvement Warehouse—both industry firsts. We also believe our new long-term Levy Group agreement offers corporate and other clientele premium food, beverage and catering services, and facilitates the marketing of luxury suites and hospitality functions at each of our speedways.

SMI owns The Speedway Club at LMS and The Texas Motor Speedway Club, both featuring exclusive dining and entertainment facilities and executive offices adjoining the main grandstands and overlooking the superspeedways. These VIP clubs contain first-class restaurant-entertainment clubs, offering top quality catering and corporate meeting facilities, and TMS includes a health-fitness membership club. Open year-round, these two VIP clubs are focal points of our ongoing efforts to improve amenities, attract corporate and other clientele, and provide enhanced facility comfort and entertainment value for the benefit of our spectators.

SMI has constructed 46 trackside condominiums at AMS and 76 condominiums at TMS, of which 44 and 71, respectively, have been sold as of December 31, 2002. We have also built and sold 52 trackside condominiums at LMS in the 1980’s and early 1990’s. Many are used by team owners and drivers, which is believed to enhance their commercial appeal.

Utilization of Media.    We are currently strategically positioned with speedways in six of the premier markets in the United States, including three of the top ten television markets. We believe owning first-class facilities in premium markets offers long-term, highly-attractive media markets that should benefit from the accelerating growth of the motorsports industry. We intend to increase the exposure of our current Winston Cup, Busch, IRL, NHRA and WOO events. We also intend to increase television coverage of other speedway events and schedule additional racing and other events at each of our speedway facilities.

As discussed above, expanded network and cable television coverage of our NASCAR-sanctioned races are now part of the motorsports industry’s consolidated domestic television and ancillary broadcast rights agreements. We believe the increased media attention focused on motorsports continues to result in expanding sponsorship, merchandising and other marketing opportunities. We also believe the ancillary rights package, including the NASCAR Channel, NASCAR.com, and international, satellite and other emerging media outlets, offers new and innovative marketing opportunities. The expanding media exposure is expected to appeal to an ever-broadening demographic base, including younger and foreign racing enthusiasts, thereby intensifying corporate and fan interest and creating increased demand for NASCAR racing and related merchandising in foreign, internet and other new markets.

We also broadcast substantially all of our NASCAR Winston Cup and Busch Series racing events, as well as other events, at each of our speedways over our proprietary radio Performance Racing Network (“PRN”). PRN is syndicated nationwide to more than 725 stations. Along with the broadcasting of our racing events, PRN sponsors weekly and daily racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, a national radio show syndicated to more than 280 affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with XM Satellite Radio and NASCAR.com, offers sponsors a very powerful and expansive promotional network. We plan to carry additional events over PRN and Racing Country USA in 2003.

We also seek to increase the visibility of our racing events and facilities through local and regional media interaction. For example, each January we sponsor a four-day media tour at LMS to promote the upcoming Winston Cup season. In 2003, this event featured Winston Cup drivers and attracted media personnel representing television networks and stations from throughout the United States. TMS also stages a similar media tour each year before the racing season begins featuring Winston Cup drivers which was attended by numerous media personnel from throughout the United States.

Growth Strategy

We believe that we can achieve our growth objectives by increasing attendance and broadcasting, sponsorship and other revenues at existing facilities, and by expanding our promotional and marketing expertise to take advantage of opportunities in attractive existing and new markets. We intend to continue implementing this growth strategy through the following means:

Expansion and Improvement of Existing Facilities.    We believe that long-term spectator demand for our largest events exceeds existing permanent seating capacity. We plan to continue modernizing and making other significant improvements at our speedways in 2003, as further described in “Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures”. We completed major renovations at AMS in 1997, including reconfiguration into a state-of-the-art 1.54-mile, lighted, quad-oval superspeedway, adding new permanent seats and luxury suites, and changing the start-finish line location. AMS installed lighting for its inaugural IRL night race in 1998, and now all of our speedways, except IR, offer nighttime racing. In 1998, BMS continued its expansion by adding approximately 19,000 permanent seats, including 42 new luxury suites, and LMS added approximately 12,000 permanent seats, including 12 new luxury suites. IR was partially reconfigured in 1998 into a stadium-style road course featuring “The Chute” which provides spectators improved sight lines and expanded viewing areas for increased spectator comfort and enjoyment. In 1999, BMS completed the reconstruction and expansion of its dragstrip into a state-of-the-art dragway, “Thunder Valley”, with permanent grandstand seating, luxury suites, and extensive fan amenities. We have purchased adjoining land at several of our speedways to provide additional entranceways and expand our parking areas, as well as reconfigured traffic patterns and expanded on-site roads to improve traffic flow and ease congestion, all consistent with our commitment to quality and customer satisfaction.

In 2000, we added approximately 12,000 permanent seats at BMS, 14,000 at LMS, and 7,000 at LVMS, as well as completed construction of 4/10-mile, modern, lighted, dirt track facilities at LMS and TMS. Also in 2000, LVMS completed reconstruction and expansion of one of its dragstrips into a state-of-the-art dragway, “The Strip at Las Vegas”, featuring permanent grandstand seating, luxury suites, and extensive fan amenities. In recent years, LMS has widened certain front-stretch concourses and entranceways to improve spectator convenience and accessibility. In 2002, we substantially completed our multi-year major reconfiguration and modernization of IR, adding 47,000 new permanent seats and 16 new luxury suites. IR’s new raceway facilities also feature underground pedestrian tunnels, hillside terrace seats, an enlarged pit road to accommodate NASCAR’s 43-car grid, as well as a world-class 16-turn, three-quarter mile karting center and an expanded motorsports industrial park.

In 2002, we began construction at BMS of approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury suites. All new seats at BMS feature new stadium-style seating, outstanding views, convenient elevator access and popular food courts. Completion of BMS’s expansion is presently scheduled for March 2003. As in recent years, we plan to continue expanding concessions, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans at each of our speedways. In 2003, we also plan to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to further ease congestion and improve traffic flow particularly at Infineon Raceway, as well as our other speedways. We believe that the expansion and improvements will generate additional admissions and event related revenues. In 2003, after the new additional seats at BMS, our total permanent speedway seating capacity would exceed 761,000.

Maximization of Media Exposure and Enhancement of Broadcast and Sponsorship Revenues.    NASCAR-sanctioned stock car racing has experienced significant growth in television viewership and spectator attendance during the past several years. This growth has allowed us to expand our television coverage to include more races and to participate in negotiating more favorable broadcast rights fees with television networks, as well as to negotiate more favorable contract terms with sponsors. We believe that spectator interest in stock car racing will continue to grow, thereby increasing broadcast media and sponsor interest in the sport. We intend to increase media exposure of our current NASCAR, IRL and NHRA events, to add television coverage to other speedway events and to further increase broadcast and sponsorship revenues. For instance, with over 30 million people visiting Las Vegas annually, we believe LVMS has the potential to significantly increase our industry’s broadcasting and sponsorship revenues.

We are currently strategically positioned with speedways in six of the premier markets in the United States, including three of the top ten television markets. The LVMS acquisition was a major strategic transaction for us. Also, the acquisition of IR marked our entry into Northern California media markets, which currently is the fifth largest television market in the United States. These acquisitions achieve a critical mass west of the Mississippi River that enhances our overall operations, as well as broadcast and sponsorship opportunities. We intend to capitalize on these top market entertainment venues to further grow our company, the sport of NASCAR and other racing series. Our new facility naming rights agreement with Infineon Technologies contains gross fees aggregating approximately $34.6 million over a ten-year term. We believe these developments bode well for our future naming rights, event and official sponsorships and other innovative marketing opportunities.

Further Development of SMI Properties, 600 Racing Legends Car and Performance Racing Network Businesses.    SMIP provides event souvenir merchandising services, event food, beverage, hospitality and catering services through the Levy Group arrangement, and other ancillary support services to all SMI facilities and other outside sports-related venues. As discussed above, we believe the long-term Levy Group agreement enables us to provide better products and expanded services to our customers, enhancing their overall entertainment experience, while allowing us to achieve substantial operating efficiencies. In addition, the long-term alliance is expected to facilitate the marketing of luxury suites, hospitality and other high-end venues to corporate and other clientele desiring premium-quality menu choices and service.

Introduced in 1992, SMI developed the Legends Circuit for which we manufacture and sell cars and parts used in Legends Circuit racing events and are the official sanctioning body. Legends Cars are  5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on “short” tracks of  3/8-mile or less. In late 1997, as an extension of the Legends Car concept, 600 Racing released a new “Bandolero” line of smaller, lower-priced, entry level stock cars, which appeals to younger racing enthusiasts. Then in late 2000, SMI released a new faster “Thunder Roadster” stock car modeled after older-style roadsters that competed in past Indianapolis 500’s in the early 1960’s.

We believe that the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $13,000. With retail prices of less than $7,000 for the Bandolero and $16,000 for the Thunder Roadster, we believe these cars are affordable by a new and expanding group of racing enthusiasts who otherwise could not race on an organized circuit. The Legends Car, the Bandolero, and the Thunder Roadster (hereafter referred to collectively as “Legends Cars”) are not designed for general road use. Cars and parts are currently marketed and sold through approximately 50 distributors doing business throughout the United States, Canada, and Europe. Legends Car revenues from this business have grown to $7.1 million in 2002.

Legends Circuit races continue to be one of the fastest growing short track racing division in motorsports. More than 1,500 sanctioned races were held nationwide in 2002, and 600 Racing is the third largest short track sanctioning body in terms of membership behind NASCAR and IMCA. Currently, sanctioned Legends Car races are conducted at all of our speedways except BMS. We plan to continue broadening the Legends Car Circuit, increasing the number of sanctioned races and tracks at which Legends Car races are held.

We broadcast all of our NASCAR Winston Cup and Busch Series racing events over our proprietary radio Performance Racing Network. PRN also sponsors weekly and daily racing-oriented programs throughout the NASCAR season, which along with event broadcasts, are nationally syndicated to more than 725 stations. We also own Racing Country USA, a national radio show syndicated to more than 280 affiliates nationwide. Founded in 1990, and acquired by us in 2000, Racing Country USA is a two-hour radio show featuring country music hits and NASCAR-related programming. This combined programming allows us to further promote our events and facilities on a weekly and daily basis and offers sponsors a very powerful and expansive promotional network. We plan to carry other events over PRN and Racing Country USA in 2003.

Increased Daily Usage of Existing Facilities.    We constantly seek revenue-producing uses for our speedway facilities on days not committed to racing events. Such other uses include car and truck shows, auto fairs, driving schools, free-style motocross and monster truck events, vehicle testing, settings for television commercials, concerts, holiday season festivities, print advertisements and motion pictures. We host a summer Legends Car series at several of our speedways. Also, we currently host four annual NHRA Nationals events, other NHRA and bracket racing events, as well as various auto shows throughout the year at the newly modernized BMS, IR and LVMS dragways. In 2003, BMS and LMS are scheduled to host two new NASCAR Craftsman Truck Series races, for a company-wide total of five during the upcoming racing season.

In 2000, LMS and TMS completed construction of  4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as World of Outlaws Series, as well as American Motorcycle Association (“AMA”) and other racing events are held annually. The World of Outlaws Sprint Car Series is the fifth most popular motorsports series in the United States. Other examples of increased usage include AMS’s and TMS’s hosting of Harley-Davidson’s 100th Anniversary Celebrations in 2002, with top-name musical and family entertainment, as well as BMS’s unique holiday season “Speedway in Lights” which is gaining in regional prominence. LMS hosted the world renowned “Cirque du Soleil” tour in 2002 for four weeks, and LMS’s annual auto fair shows and TMS’s spring Autofest featuring Pate Swap Meets remain widely popular. We are also attempting to schedule music concerts at certain facilities. In addition, our larger road courses at AMS, LMS, LVMS and TMS are increasingly being rented for various activities such as series racing, driving schools and vehicle testing.

Along with such increased daily usage of our facilities, we hosted two IRL and one American LeMans racing event company-wide in 2002. With more than twelve different track configurations at LVMS, including a 2.5-mile road course,  1/4-mile dragstrip,  1/8-mile dragstrip,  1/2-mile clay oval,  3/8-mile paved oval and several other race courses, we plan to continue capitalizing on LVMS’s top market entertainment value to further grow the speedway and other racing series, and to promote new expanded venues.

Acquisition and Development of Additional Motorsports Facilities.    We also consider growth by acquisition and development of motorsports facilities as appropriate opportunities arise. We acquired Bristol Motor Speedway in January 1996, Infineon Raceway in November 1996, and Las Vegas Motor Speedway in December 1998. In 1997, we completed construction of Texas Motor Speedway. We continuously seek to locate, acquire, develop and operate venues which we feel are underdeveloped or underutilized and to capitalize on markets where the pricing of sponsorships and television rights are considerably more lucrative.

Operations

Our operations consist principally of motorsports racing and related events. We also conduct various other activities that generally are ancillary to our core business of racing as further described in “Other Operating Revenue” below.

Racing and Related Events

NASCAR-sanctioned races are held annually at each of our speedways. The following are summaries of racing events scheduled in 2003 at each speedway. We constantly pursue the scheduling of additional motorsports racing and other events.

AMS.    In March 2003, AMS conducted the Bass Pro Shops MBNA 500 Winston Cup race and an ARCA race. AMS is scheduled to hold an additional Winston Cup race and a Busch race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date	Event	Circuit
March 9	“Bass Pro Shops MBNA 500”	Winston Cup
October 25	“Aaron’s 312”	Busch
October 26	“Georgia 500”	Winston Cup

In 2003, AMS is also scheduled to hold other races and events.

BMS.    In March 2003, BMS is scheduled to hold two Winston Cup races and two Busch races, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date	Event	Circuit
March 22	“Channellock 250”	Busch
March 23	“Food City 500”	Winston Cup
August 22	“Food City 250”	Busch
August 23	“Sharpie 500”	Winston Cup

In 2003, BMS is also scheduled to hold one NASCAR Craftsman Truck Series race, one NHRA Nationals event, as well as several other races and events.

IR.    In 2003, IR is scheduled to hold one Winston Cup race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date	Event	Circuit
June 22	“Dodge / Save Mart 350”	Winston Cup

In 2003, IR is also scheduled to hold one NHRA Nationals event, one NASCAR Winston Southwest Series event, one American LeMans event, and various AMA, Sports Car Club of America and other racing events.

LMS.    In 2003, LMS is scheduled to hold three Winston Cup races and two Busch races, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date	Event	Circuit
May 17	“The Winston”	Winston Cup (all-star race)
May 24	“CARQUEST Auto Parts 300”	Busch
May 25	“Coca-Cola 600”	Winston Cup
October 10	“Little Trees 300”	Busch
October 11	“UAW-GM Quality 500”	Winston Cup

In 2003, LMS is also scheduled to hold one NASCAR Craftsman Truck Series race, two ARCA races, two WOO events, one AMA event, as well as several other races and events.

LVMS.    In March 2003, LVMS conducted the UAW-DaimlerChrylser 400 Winston Cup race and the Sam’s Town 300 Busch race, as well as other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date	Event	Circuit
March 1	“Sam’s Town 300”	Busch
March 2	“UAW-DaimlerChrysler 400”	Winston Cup

In 2003, LVMS is also scheduled to hold one NASCAR Craftsman Truck Series race, two NHRA Nationals events, two WOO events, two NASCAR Winston West events, as well as several other races and events.

TMS.    In 2003, TMS is scheduled to hold one Winston Cup race and one Busch race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date	Event	Circuit
March 29	“O’Reilly 300”	Busch
March 30	“Samsung / RadioShack 500”	Winston Cup

In 2003, TMS is also scheduled to hold two NASCAR Craftsman Truck Series races, two IRL events, two WOO events, as well as several other races and events.

The following table shows selected revenues for the three years ended December 31, 2002:

	2002	2001	2000
	(in thousands)
Admissions	$141,315	$136,362	$142,160
NASCAR broadcasting revenue	77,936	67,488	29,297
Sponsorship revenue	37,619	33,317	33,977
Other event related revenue (1)	84,553	100,715	100,360
Other operating revenue (1)	34,537	38,796	48,503

Total (1).	$375,960	$376,678	$354,297

(1)	The decrease in 2002 reflects that operating profits for food, beverage and hospitality catering activities now provided by the Levy Group are reported as net event related and other operating revenue, whereas revenues and expenses associated with those services previously provided by SMIP are included in event related revenue, direct expense of events and general and administrative expense. See Notes 1 and 2 to the Consolidated Financial Statements for additional information on the transaction.

Admissions.    Grandstand ticket prices at our NASCAR-sanctioned events in 2002 range from $10.00 to $135.00. In general, we establish ticket prices based on spectator demand and cost of living increases.

NASCAR Broadcasting Revenue.    We have negotiated contracts with NASCAR for domestic television station and network broadcast coverage of all of our NASCAR-sanctioned events. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. NASCAR broadcasting revenue accounted for 21% of total revenues in 2002.

Sponsorship Revenue.    Our revenue from corporate sponsorships is received in accordance with negotiated contracts. Sponsors and the terms of sponsorships change from time to time. We currently have sponsorship contracts with such major manufacturing and consumer products companies as Coca-Cola, DaimlerChrysler, Dodge, General Motors, Miller Brewing Company, Anheuser-Busch, RJR Tobacco, Save Mart Supermarkets, Food City, Bass Pro Shops, MBNA, Nationwide, Samsung, RadioShack, and Chevrolet. Some contracts allow sponsors to name a particular racing event, as in the “Coca-Cola 600”, “UAW-DaimlerChrysler 400”, and the “UAW-GM Quality 500.” Other considerations range from “Official Car” or “Official Truck” designations at our speedways including Chevrolet, Dodge, and Pontiac, to exclusive advertising and promotional rights in sponsor product categories such as Anheuser-Busch and Miller. Also, our ten-year facility naming rights agreements renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway at Charlotte. None of our sponsorship or naming rights contracts annually account for as much as 5% of total revenues in 2002.

Other Event Related Revenue.    We derive revenue from food and beverage commissioned sales and the sale of souvenirs during racing and non-racing events, speedway giftshop sales of souvenirs throughout the year, and from fees paid for speedway catering “hospitality” receptions and private parties. Food, beverage, and souvenir merchandise is sold primarily in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities, and in luxury suites, giftshops, club-style seating and food-court areas located within the speedway facilities, to individual, group, corporate and other customers.

We also derive revenue from luxury suite and track rentals, from parking and other event and speedway related revenue. As of December 31, 2002, our speedways had a total of approximately 679 luxury suites available for leasing to corporate sponsors or others at current 2002 annual rates generally ranging from $26,000 to $100,000. LMS has also constructed 40 open-air boxes, each containing 32 seats, which are currently available for renting by corporate sponsors or others at annual rates of up to $38,000. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of race cars and racing products, settings for commercials and motion pictures, and other outdoor events.

We broadcast all of our NASCAR Winston Cup and Busch Series races over our proprietary Performance Racing Network, which also sponsors four weekly racing-oriented programs throughout the NASCAR season. We derive revenue from the sale of commercial time on PRN, which is syndicated nationwide to more than 725 stations. We have negotiated contracts with NASCAR for ancillary broadcasts associated with NASCAR.com, the NASCAR Channel, international, satellite and other media. None of our other event related contracts annually account for as much as 5% of total revenues in 2002.

Other Operating Revenue.    We derive other operating revenue from The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”), dining and entertainment facilities located at the respective speedways, which serve individual, group, corporate and other clientele. We also derive other operating revenue from Legends Car operations, from Motorsports By Mail, LLC (“MBM”), a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel, from Oil-Chem Research Corp. (“Oil-Chem”), which produces an environmentally-friendly metal energizer, and from Wild Man Industries (“WMI”), a screenprinting and embroidery manufacturer and distributor of primarily motorsports related wholesale and retail apparel. MBM and Oil-Chem are wholly-owned direct and indirect subsidiaries of SMI, and WMI is a division of SMIP.

Competition

We are the leading motorsports promoter in the local and regional markets served by our six speedways, and compete regionally and nationally with other speedway owners, including International Speedway Corp., to sponsor events, especially Winston Cup events, and to a lesser extent, other NASCAR, IRL, CART, NHRA and WOO sanctioned events. To a lesser degree, we also compete for spectator interest with all forms of professional and amateur spring, summer and fall sports, and with a wide range of other available entertainment and recreational activities, conducted in and near Atlanta, Bristol, Charlotte, Las Vegas, Fort Worth, and Sonoma.

Employees

As of December 31, 2002, we had approximately 659 full-time employees and 122 part-time employees. We hire temporary employees to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe that we enjoy a good relationship with our employees.

Environmental Matters

Solid waste landfilling has occurred on and around LMS’s property for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992. However, there is one landfill at LMS currently being permitted to receive inert debris and waste from land clearing activities (“LCID” landfill), and one LCID landfill that was closed in 1999. Two other LCID landfills on the LMS property were closed in 1994. LMS intends to allow similar LCID landfills to be operated on the LMS property in the future. Prior to 1999, LMS leased a portion of our property to Allied Waste Industries, Inc. (“Allied”) for use as a construction and demolition debris landfill (a “C&D” landfill), which received solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but could not receive inert debris, land-clearing debris or yard debris. The LMS C&D landfill is now closed. In addition, Allied owns and operates an active solid waste landfill adjacent to LMS. We believe that the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property.

Portions of the inactive solid waste landfill areas on the LMS property are subject to a groundwater monitoring program and data are submitted to the North Carolina Department of Environment and Natural Resources (“DENR”). DENR has noted that data from certain groundwater sampling events have indicated levels of certain regulated compounds that exceed acceptable trigger levels and organic compounds that exceed regulatory groundwater standards. DENR has not required any remedial action by us at this time with respect to this situation. In the future, DENR could possibly require us to take certain actions with respect to this situation that could result in us incurring material costs.

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

Patents and Trademarks

We have federally registered trademark and service mark rights in “Speedway Motorsports”, “Atlanta Motor Speedway”, “Bristol Motor Speedway”, “Charlotte Motor Speedway”, “Las Vegas Motor Speedway”, “Sears Point Raceway”, “Texas Motor Speedway”, “600 Racing Thunder Roadster”, “Legends Cars”, “Bandolero”, “Atomic Oil”, “WBL”, “Pour A New Engine Into Your Car”, “It Soaks Into Metal”, “Linkite”, “Avblend”, “zMax”, “Finish Line Events”, and “Motorsports By Mail”. We also have federally registered trademark and service mark rights concerning “AutoFair”, “Lug Nut”, “Sparky”, and “The Speedway Club” and our corporate logos. Federal trademark and service mark registrations are pending with respect to “Seal of Champions”, “The Great American Speedway!”,”GP Roadster”, “Texas International Raceway” and “Wild Man Industries”, among others. We also have six patents and five patents pending related to our Legends Car and Bandolero Car design and technology, respectively. Our policy is to protect our intellectual property rights zealously, including litigation, to protect their proprietary value in sales and market recognition.

Available Information

The Company’s official website address is www.gospeedway.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended, as soon as reasonably practicable after we file such material with or furnish it to the Securities and Exchange Commission. In addition, other important information about the Company and its common stock will be posted from time to time on the Company’s website.

Item 2.     Properties

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway follows:

Atlanta Motor Speedway.    AMS is located on 820 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. Built in 1960, and owned by us since 1990, today AMS is a modern, attractive facility. In 1996, we completed 17 new suites at AMS, reconfigured AMS’s main entrances and expanded on-site roads to ease congestion caused by the increases in attendance. In 1997, we completed major renovations at AMS, including its reconfiguration into a “state-of-the-art” 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, the addition of 22,000 permanent seats, including 58 luxury suites, and changing the start-finish line location. Lighting was installed for its inaugural IRL night race in August 1998. AMS also has an on-site 2.5-mile road course. Other significant improvements include new scoreboards, new garage areas, and new infield media and press box centers. At December 31, 2002, AMS had permanent seating capacity of approximately 124,000, including 137 luxury suites. AMS has constructed 46 condominiums overlooking the speedway and is marketing the two remaining unsold condominiums. Similar to 2002, AMS plans to continue improving and expanding its on-site roads and available parking, and reconfiguring traffic patterns and entrances in 2003 to ease congestion and improve traffic flow.

Bristol Motor Speedway.    We acquired BMS in January 1996. BMS is located on approximately 650 acres in Bristol, Tennessee and is a one-half mile, lighted, 36-degree banked concrete oval speedway. BMS also owns and operates a one-quarter mile modern, lighted dragway. BMS is the most popular facility on the Winston Cup circuit among race fans due to its steep banked turns and lighted nighttime races. We believe that spectator demand for our Winston Cup events at BMS exceeds existing permanent seating capacity. In 1996, BMS added 6,000 permanent grandstand seats and relocated various souvenir, concessions and restroom facilities to the mezzanine level to increase spectator convenience and accessibility. In 1997, BMS added 39,000 permanent grandstand seats and constructed 55 new suites for a net increase of 31 suites. In 1998, BMS added 19,000 permanent grandstand seats, including 42 new luxury suites, again featuring a new stadium-style terrace section and mezzanine level facilities for enhanced spectator convenience and accessibility. In 1999, BMS completed reconstruction and expansion of its dragstrip into a state-of-the-art dragway, “Thunder Valley”, featuring permanent grandstand seating, luxury suites, and extensive fan amenities. In 2000, BMS added 12,000 stadium-style seats, featuring outstanding views, convenient elevator access and popular food courts. At December 31, 2002, BMS had permanent seating capacity of approximately 146,000, including 106 luxury suites. In 2002, the Company began construction of approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury sky-box suites, at BMS featuring new stadium-style seating, outstanding views, convenient elevator access and popular food courts. Completion of BMS’s expansion is presently scheduled for March 2003. In 2003, BMS plans to continue improving and expanding fan amenities and make other site improvements.

Infineon Raceway (formerly known as Sears Point Raceway).    We acquired IR in November 1996. IR, located on approximately 1,600 acres in Sonoma, California, consists of a 2.52-mile, twelve-turn road course, a one-quarter mile modern dragway, and a modern, expansive industrial park. IR currently has permanent seating capacity of approximately 47,000, including 27 suites, and provides temporary seating and other general admission seating arrangements along its 2.52-mile road course. In 1997, IR made various parking, road improvements and grading changes to improve spectator sight lines, and to increase and improve seating and facilities for spectator and media amenities. In 1998, IR acquired adjoining land to provide an additional entrance and expanded spectator parking areas to accommodate the increases in attendance and to ease congestion. In 1998, IR also was partially reconfigured into a 1.9-mile stadium-style road course for NASCAR Winston Cup racing featuring “The Chute”. The Chute provides spectators with improved sight lines and expanded viewing areas, along with multiple racing configurations within IR’s overall 2.52-mile road course. In 2001, IR added approximately 19,000 new permanent seats. In 2002, we substantially completed our multi-year major reconfiguration and modernization of IR, adding 11,000 new permanent grandstand seats, 17,000 new hillside terrace seats, and 16 new luxury suites. Modernization of IR’s dragway facilities were also substantially completed in 2002. IR’s enhancements include underground pedestrian tunnels to better accommodate pedestrian traffic, a new world-class karting center, permanent garages for race teams, an expanded industrial park, an enlarged pit road to accommodate NASCAR’s 43-car grid, and improved sight lines for better spectator enjoyment. At December 31, 2002, IR had permanent seating capacity of approximately 47,000, including 27 luxury suites. In 2003, IR plans to continue improving and expanding its on-site roads system and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. Completion of the IR expansion and renovations is presently scheduled for 2003.

Las Vegas Motor Speedway.    We acquired LVMS in December 1998. LVMS, located on approximately 1,030 acres in Las Vegas, Nevada, is a 1.5-mile, lighted, asphalt, quad-oval superspeedway, and includes several other on-site paved and dirt race tracks. These other race tracks include a  1/4-mile dragstrip,  1/8-mile dragstrip, 2.5-mile road course,  1/2-mile clay oval,  3/8-mile paved oval, motocross and other off-road race courses. LVMS hosted its first major NASCAR Winston Cup Series race in March 1998. In 1999 and 2000, LVMS expanded concessions, restroom and other fan amenities and added 7,000 permanent seats. In 2000, LVMS also completed reconstruction and expansion of one of its dragstrips into a state-of-the-art dragway, “The Strip at Las Vegas”, with permanent grandstand seating, luxury suites, and extensive fan amenities. In 2001, LVMS further expanded its restroom facilities, renovated its 3/8-mile paved racetrack, “The Bullring”, and made other facility improvements. LVMS has significant club-style seating with convenient access to premium restaurant quality food and beverage service. The superspeedway’s configuration readily allows for significant future expansion. At December 31, 2002, LVMS had permanent seating capacity of approximately 114,000, including 102 luxury suites. In 2003, we plan to begin construction of approximately 15,000 new permanent seats at LVMS, completion of which is presently scheduled for 2004.

Lowe’s Motor Speedway (formerly known as Charlotte Motor Speedway).    LMS is located on approximately 1,130 acres in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. LMS was among the first superspeedways built and today is a modern, attractive facility. The principal track is a 1.5-mile banked asphalt quad-oval facility, and was the first superspeedway in North America lighted for nighttime racing. LMS also has several lighted “short” tracks (a  1/5-mile asphalt oval, a  1/4-mile asphalt oval and a  1/5-mile dirt oval), as well as a 2.25-mile asphalt road course. We have consistently improved and increased spectator seating arrangements at LMS, and it is now the second largest capacity sports facility in the United States. In 1997, LMS added a state-of-the-art 25,000 seat grandstand, featuring a unique mezzanine level concourse and 26 new suites. In 1998, LMS added 12,000 permanent seats, including 12 new luxury suites, again featuring a new stadium-style terrace section and mezzanine level facilities for enhanced spectator convenience and accessibility. In 1999, LMS added 10,000 permanent seats, and further expanded parking areas to accommodate the increases in attendance and to ease congestion. In 2000, LMS added 14,000 stadium-style terrace seats, featuring outstanding views, convenient elevator access and popular food courts. In 2000, LMS also completed construction of a  4/10-mile, modern, lighted, dirt track facility. In 2001, LMS widened certain front-stretch concourses and entranceways to improve spectator convenience and accessibility, and made other site improvements. LMS has significant club-style seating with convenient access to premium restaurant quality food and beverage service. At December 31, 2002, LMS had permanent seating capacity of approximately 162,000, including 113 luxury suites. In 2003, LMS plans to continue improving and expanding concessions, restroom and other fan amenities, expand available parking to ease congestion and improve traffic flow, and make other site improvements.

Texas Motor Speedway.    TMS, located on approximately 1,490 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway, with an on-site 2.5-mile road course. TMS has constructed 76 condominiums overlooking turn two of the speedway and is marketing five remaining unsold condominiums. TMS also has an executive office tower adjoining the main grandstand overlooking the speedway which houses The Texas Motor Speedway Club. TMS, one of the largest sports facilities in the United States in terms of permanent seating capacity, hosted its first major NASCAR Winston Cup Series race in April 1997. TMS was designed to maximize spectator comfort and enjoyment, and further design improvements continue as we acquire operating experience with the facility. The TMS facilities are subject to a lease transaction with the Fort Worth Sports Authority as of December 31, 2002. See Note 2 to the Consolidated Financial Statements for information on the terms and conditions of the lease transaction. In 1999, TMS added 4,000 permanent seats, expanded its parking areas and improved traffic control dramatically reducing travel congestion. In 2000, TMS completed construction of a  4/10-mile, modern, lighted, dirt track facility. In 2001, TMS converted approximately 50 suites to speedway club-style seating areas to help meet demand for premium seating and services at its largest events. At December 31, 2002, TMS had permanent seating capacity of approximately 158,000, including 194 luxury suites. Similar to 2002, TMS plans to continue expanding and increasing surrounding interstate access roads and interchanges, improving and expanding its on-site roads and available parking, and reconfiguring traffic patterns and entrances in 2003 to ease congestion and improve traffic flow.

Item 3.     Legal Proceedings

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. The more significant of these lawsuits are described below. Management does not believe the outcome of any of these lawsuits or incidents will have a material adverse effect on the Company’s financial position or future results of operations.

On May 1, 1999, during the running of an IRL Series racing event at LMS, an on-track accident occurred that caused race debris to enter the spectator seating area. On February 13, 2001, the parents of Haley A. McGee filed a personal injury action related to this accident against SMI, LMS and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of their daughter, as well as the medical expenses incurred and wages lost by her parents. On April 23, 2001, we filed our answer in this action. The parties are presently engaged in discovery. We intend to defend ourselves and to deny the allegations of negligence as well as related claims for punitive damages. On April 24, 2002, Rodney Pyatte filed a personal injury action related to this accident against SMI, LMS and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of Rodney Pyatte, as well as the medical expenses incurred and wages lost. On June 24, 2002, the Company filed its answer in this action. The parties are presently engaged in discovery. The Company intends to defend itself and to deny the allegations of negligence as well as related claims for punitive damages.

On February 8, 2000, a lawsuit by Robert L. “Larry” Carrier against SMI and BMS was filed in the Chancery Court for Sullivan County, Tennessee. This suit alleges that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint seeks $15 million in compensatory and $60 million in punitive damages as well as injunctive relief. On October 11, 2002, the trial court entered a judgment against SMI and BMS for approximately $1.4 million in damages plus costs. On February 19, 2003, the court entered into an amended judgment awarding approximately $2.4 million to the plaintiff, and awarding BMS exclusive possession of the leased premises. A charge to earnings of approximately $2.4 million has been reflected in 2002 for the litigation. The plaintiff and the Company have appealed this judgment. The Company believes that the plaintiff’s claim is without merit and intends to pursue its rights to appeal vigorously.

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

To date, individuals claiming injuries from the bridge failure on May 20, 2000, have filed a total of 40 separate lawsuits including one new lawsuit filed since the beginning of the fourth quarter 2002. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages.

The following plaintiffs have filed claims in this matter since May 2000 on the dates indicated:

Date Filed	LMS Bridge Collapse Plaintiffs	Date Filed	LMS Bridge Collapse Plaintiffs
5/31/00

Kenneth Michael Brown, Sandra D. Melton, Robert Morris Melton, Jr., Robert Christopher Melton, Cammie L. Yarborough, Charles Lynn Yarborough, Cammie Yarborough as parent and natural guardian of Alexandria V. Yarborough

		5/2/01	Michael Kevin Neal and Torene Rumfelt Neal

8/24/00	Thomas A. Joyner, Jr. and Cathy B. Joyner	5/14/01	Jack T. Blevins, Sr., Tina Louise Blevins and Bridget Repsher

10/12/00	Bryan Heath Baker, Susan D. Baker, John A. Hepler, III, Tammy L. Hepler, Curtis D. Hepler and Patricia B. Hepler	5/30/01	Jeff Hill and Jodi Hill

11/13/00	Richard F. Brenner and Eileen M. Brenner; William A. Malesich; Alexander Watson; Matthew T. Watson; David G. Yetter and Ruth M. Yetter	6/21/01	Cindy Taylor, Arthur M. Taylor and Brody Patrick Wright (a minor)

12/4/00	Hugh E. Merchant and Dallas B. Merchant	7/23/01	Hurley Long and Pauline Long

12/18/00	Henry Stevenson Crawford and Carolyn E. Crawford; Michael L. Propes and Susan Propes	8/27/01	Edwin L. King and Patricia C. King

12/27/00	James H. Merchant, Melissa K. Merchant, James Shelby Merchant and Melissa K. Merchant as parent and Guardian Ad Litem for Logan A. Merchant (a minor)	8/28/01	Scott A. Hansen and Pamela C. Hansen

2/16/01	Terrell Kearse, Deborah Kearse, Michael Kearse and Pam Kearse	9/6/01	William R. Coltrane

2/23/01	John Emery; Tracy Foster	12/17/01	Mark Craven and Tim Roegge

3/21/01	Steven Gregory Southern; Susie O’Parrish	5/15/02	Clara Matthews and Alfred Matthews

3/29/01	Terry L. Dennie; Tammy L. Potter-Dennie	6/28/02	John Wayne Malesich and Katlin Malesich

		8/28/02	John and Jolynn Hill; James and Jane Hill

4/23/01

Billy Ashburn, Teresa Ashburn and Shea Ashburn, a minor appearing by and through his Guardian Ad Litem, Eric C. Morgan; Jack Medlin and Anne Medlin; Deborah Lynn Ketner and Steve Ketner; John Nicola, Jr., Ellen Nicola and John Nicola, Sr.; Susan Ann Anderson

		9/30/02	Matthew and Cathy Payne

5/1/01	Kandi Tipton	1/17/03	Nick Haralson and Michael Aquino

Eight of these lawsuits were settled on or about August 29, 2002, and three lawsuits were settled in December 2002 and January 2003, with the claims being dismissed as to all defendants, including SMI and LMS. Management does not expect these settlements to have a material adverse effect on the Company’s financial position or future results of operations. Discovery is proceeding in the remaining cases. All of the state court lawsuits were consolidated before one judge and are pending in Mecklenburg County. The federal lawsuits are progressing under the same discovery plan that the parties are following in the consolidated state court lawsuits. The Company is vigorously defending itself and denies the allegations of negligence as well as the related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future.

On May 24, 2000, a Petition for Writ of Mandate, Declaratory Relief and Injunctive Relief was filed in the Superior Court of California, Sonoma County by Yellow Flag Alliance, Tony Lilly and Nancy Lilly against Sonoma County and Sonoma County Board of Supervisors. This action challenges the Sonoma County Board of Supervisors’ authorization of an IR renovation project. In particular, the petitioners claim that the County board failed to follow California statutes requiring environmental assessments of the IR project on issues such as noise, traffic, visual impairments, land use and zoning. Although neither SMI nor IR is named in the action, an adverse outcome could impact our ability to expand the IR facility to the extent previously planned. We believe that the Petition has no basis.

On August 23, 2000, a shareholder derivative complaint was filed against SMI and our directors in the Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. “Humpy” Wheeler, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack F. Kemp and Speedway Motorsports, Inc., alleges that in February 2000, SMI sold the Las Vegas Industrial Park – R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, our Chief Executive Officer, Chairman and majority stockholder, at less than these properties’ fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. Plaintiffs are seeking unspecified damages, our establishment of a system of internal controls and procedures, rescission of the transaction with Mr. Smith or, alternatively, unspecified rescissory damages from Mr. Smith, and plaintiff’s costs and attorney fees. We filed an answer denying the allegations of the complaint. We believe that the complaint has no basis and are defending the action vigorously. Discovery in the Crandon matter is ongoing.

On January 31, 2001, the Federal Trade Commission filed a complaint against SMI and our subsidiary, Oil-Chem, in the United States District Court, Middle District of North Carolina. The FTC sought to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to address alleged injury to customers. In March 2003, a settlement was reached resolving all FTC claims against SMI and Oil-Chem without any admission of liability by SMI and Oil-Chem. The FTC staff has confirmed the advertising claims SMI and Oil-Chem may make going forward and indicated that no compliance action would be merited as a result of such advertising claims. In order to avoid protracted litigation with the FTC, SMI and Oil-Chem, as a part of the settlement, will offer a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the terms of the settlement, the aggregate refund amount to be paid by SMI and Oil-Chem is not to exceed $1.0 million. We cannot presently estimate the amount of aggregate refund payments which might be made since the Company is unable to determine how many customers will affirmatively accept our offer before a 180-day deadline for acceptances.

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

On April 18, 2001, Cracker Barrel Old Country Store, Inc. filed a complaint against AMS, SMI, NASCAR and Fox Entertainment Group, Inc., in the United States District Court for the Middle District of Tennessee. Cracker Barrel alleges that AMS breached its sponsorship contract for the March 11, 2001 Cracker Barrel 500 Winston Cup event at AMS, and alleges that SMI tortiously interfered with this contract. Cracker Barrel contends that as a result of the sponsorship contract, it was entitled to receive certain exposure from the national broadcast of the race. The complaint seeks unspecified compensatory, treble and punitive damages, costs and attorney fees. On April 16, 2002, Cracker Barrel amended its complaint to include allegations of conspiracy. SMI and AMS deny the allegations. On November 22, 2002, the Court entered summary judgment in favor of all defendants and dismissed the case. The plaintiff has appealed to the United States Court of Appeals for the Sixth Circuit.

On February 13, 2002, Francis Ferko, as a shareholder of SMI, filed a lawsuit in the United States Federal Court for the Eastern District of Texas against NASCAR and International Speedway Corporation (“ISC”) alleging, among other things, that NASCAR and ISC unlawfully refused to award SMI a NASCAR Winston Cup Series race date at TMS. The plaintiff demands judgment against defendants NASCAR and ISC for a Winston Cup race date at TMS, monetary damages and other relief. We were named as a necessary party to the lawsuit, since the lawsuit is being brought on behalf of the Company by a shareholder. We have not asserted any claim in this matter, which is currently in discovery.

LMS’s property includes areas used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992, but LMS currently allows certain property to be used for land clearing and inert debris landfilling (“LCID”). Landfilling for construction and demolition debris (“C&D”) has ceased on the LMS property. We believe that our operations, including the landfills on our property, comply with all applicable federal, state and local environmental laws and regulations. We are not aware of any situation related to landfill operations which would adversely affect our financial position or future results of operations.

Our company is a party to other litigation incidental to our business. We do not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on our financial condition or future results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2002, no matters were submitted to a vote of our security holders.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

SMI’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “TRK”. As of March 11, 2003, 42,363,868 shares of common stock were outstanding and held by approximately 3,014 record holders.

We intend to retain a substantial portion of our future earnings to provide funds for the operation and expansion of our business. As a holding company, SMI will depend on dividends and other payments from each of our speedways and our other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and working capital requirements. We paid our first cash dividend on November 14, 2002 of $0.30 per share of common stock aggregating approximately $12.7 million to shareholders of record as of October 31, 2002. We intend to pay similar annual cash dividends in the future. Any decision concerning the future payment of dividends on the common stock will depend upon SMI’s results of operations, financial condition and capital expenditure plans, as well as such other factors as our Board of Directors, in its sole discretion, may consider relevant. Furthermore, our long-term, secured, senior revolving credit facility under a Credit Agreement dated May 28, 1999 as amended (the “Credit Facility”) and the instruments governing our 8½% Senior Subordinated Notes due 2007 (the “Senior Subordinated Notes”) include covenants which limit the payment of dividends. The Credit Facility was amended in 2002 to allow payment of dividends and repurchase of SMI securities up to $15.0 million annually. See Note 5 to the Consolidated Financial Statements for further information concerning the Credit Facility and the Senior Subordinated Notes.

The following table sets forth the high and low closing sales prices for SMI’s common stock, as reported by the NYSE for each calendar quarter during the periods indicated:

2002	High	Low
First Quarter	$28.51	$22.85
Second Quarter	30.00	25.34
Third Quarter.	26.11	22.06
Fourth Quarter	26.55	22.50

2001	High	Low
First Quarter.	$26.44	$22.21
Second Quarter	29.90	21.00
Third Quarter.	26.58	19.05
Fourth Quarter	26.23	18.85

Item 6.     Selected Financial Data

The following selected financial data for the five years ended December 31, 2002 have been derived from audited financial statements. The financial statements for each of the three years ended December 31, 2002 were audited by Deloitte & Touche LLP, and these financial statements and independent auditors’ report are contained elsewhere in this report. All of the data set forth below are qualified by this reference to, and should be read in conjunction with, SMI’s Consolidated Financial Statements (including the Notes thereto), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

Beginning in 2002, we now report operating profits from such activities provided by the Levy Group as net event related revenue and other operating revenue. For periods before 2002, revenues and expenses associated with those services previously provided by SMIP are included in event related revenue, other operating revenue, direct expense of events, other direct operating expense and general and administrative expense. See Notes 2 and 4 to the Consolidated Financial Statements for additional information on the transaction.

	Year Ended December 31:
Income Statement Data	2002	2001	2000	1999	1998(1)
	(in thousands, except per share data)
Revenues:
Admissions	$141,315	$136,362	$142,160	$132,694	$107,601
Event related revenue.	122,172	133,289	134,337	122,940	87,684
NASCAR broadcasting revenue	77,936	67,488	29,297	25,363	17,775
Other operating revenue.	34,537	38,111	47,447	35,320	16,736

Total revenues.	375,960	375,250	353,241	316,317	229,796

Expenses and Other:
Direct expense of events	69,297	76,579	79,048	74,802	57,126
NASCAR purse and sanction fees	61,217	54,479	38,181	35,848	25,920
Other direct operating expense	31,032	35,787	43,678	31,511	10,975
General and administrative	57,235	59,331	52,001	46,009	34,279
Depreciation and amortization.	31,720	32,747	30,584	28,195	21,701
Interest expense, net	21,199	24,316	27,073	27,478	12,228
Loss on early debt redemption (2)	1,237	—	—	—	—
Cancelled CART race settlement, net (3)	—	(1,361)	—	—	—
Concession contract rights resolution (4)	—	—	3,185	—	—
Acquisition loan cost amortization (5)	—	—	—	3,398	752
Other income, net	2,239	(2,907)	(1,956)	(959)	(3,202)

Total Expenses and Other	275,176	278,971	271,794	246,282	159,779

Income from continuing operations before income taxes and cumulative effect of accounting changes	100,784	96,279	81,447	70,035	70,017
Provision for income taxes	39,609	37,870	31,970	27,705	27,646

Income from continuing operations before cumulative effect of accounting changes	61,175	58,409	49,477	42,330	42,371
Loss from operations and disposal of discontinued business (6)	(686)	(817)	(1,345)	(887)	—

Income before cumulative effect of accounting changes	60,489	57,592	48,132	41,443	42,371
Cumulative effect of accounting changes (7)(8)	(4,273)	—	(1,257)	—	—

Net income	$56,216	$57,592	$46,875	$41,443	$42,371

Basic Earnings Per Share:
Continuing operations before accounting changes	$1.44	$1.40	$1.19	$1.02	$1.02
Discontinued operations (6)	(0.01)	(0.02)	(0.03)	(0.02)	—
Accounting changes (7)(8)	(0.10)	—	(0.03)	—	—

Basic earnings per share	$1.33	$1.38	$1.13	$1.00	$1.02

Weighted average shares outstanding	42,114	41,753	41,663	41,569	41,482

Diluted Earnings Per Share:
Continuing operations before accounting changes	$1.43	$1.36	$1.16	$0.99	$1.00
Discontinued operations (6)	(0.01)	(0.02)	(0.03)	(0.02)	—
Accounting changes (7)(8)	(0.10)	—	(0.03)	—	—

Diluted earnings per share	$1.32	$1.34	$1.10	$0.97	$1.00

Weighted average shares outstanding	43,001	44,367	44,715	44,960	44,611

Pro Forma Amounts Assuming Retroactive Application Of Accounting Changes (7)(8):
Net income	$60,489	$58,644	$49,182	$41,512	$43,090
Basic earnings per share	$1.43	$1.40	$1.18	$1.00	$1.04
Diluted earnings per share	$1.42	$1.36	$1.15	$0.97	$1.02
Balance Sheet Data (1)
Goodwill and other intangible assets	$51,990	$56,742	$59,105	$58,987	$56,903
Total assets	1,105,740	1,063,578	991,957	995,982	904,877
Long-term debt, including current maturities:
Revolving credit facility and other (9)	90,246	91,064	91,000	130,975	254,714
Senior subordinated notes .	251,946	252,367	252,788	253,208	124,708
Convertible subordinated debentures (2).	—	53,694	66,000	74,000	74,000
Capital lease obligations	33	188	309	377	502
Stockholders’ equity	$491,172	$438,889	$379,341	$331,708	$287,120
Cash dividends per share of common stock	$0.30	—	—	—	—

Pro Forma and Non-GAAP Financial Information Reconciliation.    The following schedule reconciles pro forma diluted earnings per share from continuing operations amounts on the financial performance measurement graph presented in the accompanying Annual Report. Pro forma income and diluted earnings per share from continuing operations: (1) exclude the after-tax cumulative effects of the accounting changes for goodwill and other intangible assets and Speedway Club membership fees and (2) reflect retroactive application for excluding after-tax goodwill and other intangible assets amortization prior to adoption of SFAS No. 142 in 2002, and for the after-tax effects on net Speedway Club membership fees prior to the accounting change in 2000, had the new methods been in effect for all periods presented.

The following schedule also reconciles financial information presented below using other than generally accepted accounting principles (“non-GAAP”) to comparable information presented using GAAP. Non-GAAP net income and diluted earnings per share below are based on amounts determined using GAAP and adjusted for certain non-recurring items presented on the consolidating income statement net of income taxes based on applicable effective rates. The non-GAAP financial information below is presented nowhere else in this Annual Report. Management uses such information as a measure of operating performance, and believes it useful and meaningful for assessing the Company’s core operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to operating income or net income, which are determined in accordance with GAAP, as indicators of operating performance.

	Year Ended December 31:
	2002	2001	2000	1999	1998(1)
	(in thousands, except per share data)
Net income	$56,216	$57,592	$46,875	$41,443	$42,371
Cumulative effect of accounting changes (7)(8)	4,273	—	1,257	—	—
Loss from operations and disposal of discontinued business (6)	686	817	1,345	887	—

Income from continuing operations	61,175	58,409	49,477	42,330	42,371
Adjustments (net of taxes):
Amortization expense (8)	—	1,052	1,050	911	742
Speedway Club net membership fee revenue (7)	—	—	—	(842)	(23)

Pro forma income from continuing operations	61,175	59,461	50,527	42,399	43,090
Non-GAAP adjustments (net of taxes):
Loss on early debt redemption (2)	751	—	—	—	—
Cancelled CART race settlement (3)	—	(826)	—	—	—
Concession contract rights resolution (4)	—	—	1,933	—	—
Acquisition loan cost amortization (5)	—	—	—	2,052	455

Non-GAAP net income	$61,926	$58,635	$52,460	$44,451	$43,545

Diluted earnings per share using GAAP	$1.32	$1.34	$1.10	$0.97	$1.00
Adjustments:
Accounting changes (7)(8)	0.10	—	0.03	—	—
Amortization expense (8)	—	0.02	0.02	0.02	0.02
Net membership fee revenue (7)	—	—	—	(0.02)	—
Discontinued operations (6)	0.01	0.02	0.03	0.02	—

Pro forma diluted earnings per share from continuing operations	1.43	1.38	1.18	0.99	1.02
Non-GAAP adjustments:
Loss on early debt redemption (2)	0.02	—	—	—	—
Cancelled CART race settlement (3)	—	(0.02)	—	—	—
Concession contract rights resolution (4)	—	—	0.04	—	—
Acquisition loan cost amortization (5)	—	—	—	0.05	0.01

Non-GAAP diluted earnings per share	$1.45	$1.36	$1.22	$1.04	$1.03

(1)	This data for 1998 includes LVMS acquired in December 1998.
(2)	Loss on early debt redemption represents a charge associated with redemption of all outstanding Convertible Subordinated Debentures totaling approximately $53.7 million in April 2002. The charge consists of redemption premium, associated unamortized net deferred financing costs, and transaction costs. See Note 5 to the Consolidated Financial Statements.
(3)	A Championship Auto Racing Teams racing event originally scheduled at TMS in April 2001 was not conducted as a result of a decision made by CART’s sanctioning body. In October 2001, our legal action against CART claiming negligence and breach of contract was settled for approximately $5.0 million, representing our recovery of associated sanction fees, race purse, various expenses, lost revenues and other damages. The CART settlement is reflected net of associated race event costs of approximately $3.6 million. See Note 2 to the Consolidated Financial Statements.
(4)

Concession contract rights resolution represents costs to reacquire the contract rights to provide event food, beverage and souvenir merchandising services at IR from a previous provider whose original contract term was to expire in 2004, including legal and other transaction costs. We anticipate the present value of estimated net future benefits under the contract rights as of the resolution date exceeded its costs. See Note 2 to the Consolidated Financial Statements.
(5)	Acquisition loan cost amortization results from short-term bridge loan financing costs incurred in amending our Credit Facility and Acquisition Loan to fund the December 1998 acquisition of LVMS. Associated deferred financing costs of approximately $4.1 million were amortized over the Acquisition Loan term which matured May 1999.
(6)	Loss from operations and disposal of discontinued business represents the accounting for the discontinued operations and disposal of SoldUSA in April 2002. See Note 1 to the Consolidated Financial Statements.
(7)	We changed our revenue recognition policies for Speedway Club membership fees in 2000 under the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements”. Net revenues from membership fees previously were recognized as income when billed and associated expenses were incurred. Under the change, net membership revenues are deferred when billed and amortized into income over ten years. The cumulative effect of the accounting change as of January 1, 2000 reduced fiscal 2000 net income by approximately $1.3 million after income taxes, and basic and diluted earnings per share by $0.03. The pro forma amounts reflected above have been adjusted for the effect of retroactive application of the accounting change on net membership fee revenues, and related income taxes, had the new method been in effect for the periods presented. See Note 2 to the Consolidated Financial Statements.
(8)	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002, under which we ceased amortizing goodwill and other intangible assets and assessed initial impairment under transitional rules as of January 1, 2002. As such, amortization expense of approximately $1.7 million on goodwill and other intangible assets recorded as of December 31, 2001 was not reflected in 2002. The cumulative effect of the accounting change for goodwill impairment associated with certain non-motorsports related reporting units reduced fiscal year 2002 net income approximately $4.3 million, net of income taxes of $297,000, and basic and diluted earnings per share by $0.10. The pro forma amounts reflected above have been adjusted for the effect of retroactive application for ceasing goodwill and other intangible assets amortization, and related income taxes, had the new method been in effect for all periods presented. See Note 2 to the Consolidated Financial Statements.
(9)	Other debt includes principally notes payable outstanding associated with SoldUSA of $1,100,000, $1,000,000 and $941,000 at December 31, 2001, 2000 and 1999, respectively, and for road construction of $647,000 at December 31, 1998.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition as of December 31, 2002 should be read in conjunction with the Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report.

Overview

We derive revenues principally from the following:

•	sale of tickets to automobile races and other events held at our speedway facilities;

•	licensing of television, cable network and radio rights to broadcast such events;

•	sale of sponsorships, facility naming rights, promotions and hospitality to companies that desire to advertise, sell or promote their products or services surrounding such events;

•	sale of souvenirs and commissions earned on food and beverage sales during such events; and

•	rental of luxury suites during such events and other track facilities.

We derive additional revenue from the operations of The Speedway Clubs at LMS and TMS, 600 Racing, MBM, Oil-Chem, Racing Country USA, and WMI. See “Business-Other Operating Revenue” and Note 1 to the Consolidated Financial Statements for descriptions of these businesses.

We classify our revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all of our events. “Event related revenue” includes amounts received from sponsorship fees, naming rights fees, food and beverage commissioned sales, souvenir sales, promotional and hospitality revenues, luxury suite rentals, broadcasting rights other than NASCAR broadcasting revenue, track rentals, and other event and speedway related revenue. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. “Other operating revenue”

includes Speedway Clubs’ restaurant, catering and membership income, Legends Car operations, and industrial park rentals, and MBM, Oil-Chem, WMI and certain SMIP revenues. Our revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, food and beverage commissioned sales, and luxury suite and track rentals produce higher margins than souvenir sales, as well as sales of Legends Cars, MBM, Oil-Chem, WMI or other operating revenues.

We classify our expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales (and food and beverage sales prior to the Levy Group management contract in 2002), non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at our speedways. “Other direct operating expense” includes the cost of Speedway Clubs’ operations, Legends Car, industrial park rental, MBM, Oil-Chem, and WMI revenues.

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

We do not believe that our financial performance has been materially affected by inflation. We have generally been able to mitigate the effects of inflation by increasing prices.

Results of Operations

In 2002, we derived a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue attributable to 17 major NASCAR-sanctioned racing events, two Indy Racing League racing events, three NASCAR Craftsman Truck Series racing events, four major National Hot Rod Association racing events, and six World of Outlaws racing events. In 2001, we derived a substantial portion of our total revenues from admissions and event related revenue attributable to 17 major NASCAR-sanctioned racing events, three IRL racing events, three NASCAR Craftsman Truck Series racing events, four major NHRA racing events, five WOO racing events, and two UDTRA Pro Dirt Car Series (“UDTRA”) racing events. In 2000, we derived a substantial portion of our total revenues from admissions and event related revenue attributable to 17 major NASCAR-sanctioned racing events, four IRL racing events, two NASCAR Craftsman Truck Series racing events, three major NHRA racing events, seven WOO racing events, and three Hav-A-Tampa Dirt Late Model Series (“HAT”) racing events.

As discussed in Note 1 to the Consolidated Financial Statements, the Levy Group food and beverage management agreement affects our reporting of operating profits associated with food, beverage and hospitality catering activities. For 2002, operating profits from such activities provided by the Levy Group are reported as net event related revenue and net other operating revenue. For 2001, revenues and expenses associated with those services previously provided by SMIP are included in event related revenue, other operating revenue, direct expense of events, other direct operating expense and general and administrative expense.

The table below shows the relationship of income and expense items relative to total revenue for the three years ended December 31, 2002:

	Percentage of Total Revenue
	For Year Ended December 31:
	2002	2001	2000
Revenues:
Admissions	37.6%	36.3%	40.2%
Event related revenue.	32.5	35.5	38.0
NASCAR broadcasting revenue.	20.7	18.0	8.3
Other operating revenue.	9.2	10.2	13.5

Total revenues.	100.0%	100.0%	100.0%

Expenses and Other:
Direct expense of events	18.4	20.4	22.4
NASCAR purse and sanction fees	16.3	14.5	10.8
Other direct operating expense	8.3	9.6	12.3
General and administrative	15.2	15.8	14.7
Depreciation and amortization.	8.5	8.7	8.7
Interest expense, net	5.6	6.5	7.7
Other income (expense), net.	0.9	(1.1)	0.3

Total Expenses and Other	73.2	74.4	76.9

Income from continuing operations before income taxes and accounting changes	26.8	25.6	23.1
Income tax provision	(10.5)	(10.1)	(9.1)

Income from continuing operations before accounting changes	16.3	15.5	14.0
Loss from operations and disposal of discontinued business	(0.2)	(0.2)	(0.4)
Cumulative effect of accounting changes	(1.1)	—	(0.3)

Net income	15.0%	15.3%	13.3%

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

Total Revenues for 2002 increased by $710,000, or 0.2%, to $376.0 million, over such revenues for 2001. This improvement was due primarily to an increase in admissions and NASCAR broadcasting revenue. Total revenues in 2002, and particularly event related revenue, were significantly affected from reporting operating profits for food, beverage and hospitality catering activities now provided by the Levy Group as net event related revenue.

Admissions for 2002 increased by $5.0 million, or 3.6%, over such revenue for 2001. The increase was due primarily to higher attendance at NASCAR-sanctioned racing events held at AMS, BMS, IR, LVMS and TMS. The overall increase was partially offset by AMS hosting an IRL racing event, and BMS hosting WOO and UDTRA racing events, in 2001 that were not held in 2002.

Event Related Revenue for 2002 decreased by $11.1 million, or 8.3%, from such revenue in 2001. This decrease was due primarily to reporting in 2002 the operating profits for food, beverage and hospitality catering activities now provided by the Levy Group as net event related revenue. Revenues and expenses associated with those services previously provided by SMIP in 2001 are included in event related revenue, direct expense of events and general and administrative expense. The decrease also reflects, to a lesser extent, AMS hosting an IRL racing event, and BMS hosting WOO and UDTRA racing events, in 2001 that were not held in 2002.

The overall decrease was partially offset by increased sponsorship revenues associated with the naming rights agreement obtained in 2002 renaming Sears Point Raceway as Infineon Raceway. See Note 1 to the Consolidated Financial Statements for additional information.

NASCAR Broadcasting Revenue for 2002 increased by $10.4 million, or 15.5%, over such revenue for 2001. This increase was due to increases in broadcast rights fees for NASCAR-sanctioned racing events held in 2002.

Other Operating Revenue for 2002 decreased by $3.6 million, or 9.4%, from such revenue in 2001. This decrease was due primarily to reporting in 2002 the operating profits for food, beverage and hospitality catering activities now provided by the Levy Group to third party sports-oriented venues and the TMS Speedway Club as net other operating revenue. Revenues and expenses associated with those services previously provided by SMIP in 2001 are included in other operating revenue, other direct operating expense and general and administrative expense. The decrease was also due to lower MBM and WMI revenues in 2002. The overall decrease was partially offset by an increase in Oil-Chem revenues in the current period.

Direct Expense of Events for 2002 decreased by $7.3 million, or 9.5%, from such expense in 2001. This decrease was due primarily to the Levy Group now providing food, beverage and hospitality catering services previously provided by SMIP as described above. The decrease also reflects, to a lesser extent, AMS hosting an IRL racing event, and BMS hosting WOO and UDTRA racing events, in 2001 that were not held in 2002.

The overall decrease was partially offset by significant increases in insurance premium and other costs for property, casualty, liability, and other insurance coverage, resulting after the national incidents on September 11, 2001, for events held in 2002. The overall decrease was also offset by increased operating costs associated with the growth in operations for NASCAR-sanctioned and other racing events held at IR’s newly expanded speedway facilities in the current period.

NASCAR Purse and Sanction Fees for 2002 increased by $6.7 million, or 12.4%, over such expense for 2001. This increase was due primarily to higher race purses and sanctioning fees for NASCAR-sanctioned racing events.

Other Direct Operating Expense for 2002 decreased by $4.8 million, or 13.3%, from such expense in 2001. This decrease was due primarily to the Levy Group now providing food, beverage and hospitality catering services previously provided by SMIP as described above, and to decreased operating costs associated with reduced MBM revenues in 2002. The overall decrease was partially offset by higher operating costs associated with increased Oil-Chem revenues in the current period.

General and Administrative Expense for 2002 decreased by $2.1 million, or 3.5%, from such expense in 2001. This decrease was due primarily to the Levy Group now providing food, beverage and hospitality catering services previously provided by SMIP as described above. The overall decrease was partially offset by increased operating costs associated with growth and expansion at the Company’s speedways and operations.

Depreciation and Amortization Expense for 2002 decreased by $1.0 million, or 3.1%, from such expense in 2001. This decrease was due primarily to the Company ceasing to amortize goodwill and other intangible assets upon adopting SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. See Note 2 to the Consolidated Financial Statements for additional information. Amortization expense for goodwill and other intangible assets amounted to $1.7 million in 2001. The decrease also reflects the sale of certain machinery and equipment to the Levy Group in February 2002. See Notes 2 and 4 to the Consolidated Financial Statements for additional information. The overall decrease was partially offset by an increase in depreciation expense from additions to property and equipment at the Company’s speedways.

Interest Expense, Net for 2002 was $21.2 million compared to $24.3 million in 2001. This decrease was due primarily to lower interest rates on the revolving Credit Facility in 2002 as compared to 2001, and to redemption of the Convertible Subordinated Debentures in April 2002. The overall decrease was partially offset by lower interest rates earned on cash investments and lower outstanding notes receivable in the current period.

Loss on Early Debt Redemption of $1.2 million in 2002 represents a charge associated with the Company’s redemption of all outstanding 5 3/4% Convertible Subordinated Debentures totaling $53,694,000 on April 19, 2002 at 101.64% of par value. The charge consists of redemption premium, associated unamortized net deferred financing costs, and transaction costs. See Notes 2 and 5 to the Consolidated Financial Statements for additional information.

Cancelled CART Race Settlement, Net of $1.4 million for 2001 reflects settlement of our legal action against CART for approximately $5.0 million, representing recovery of associated sanction fees, race purse, and various expenses, lost revenues and other damages, net of associated race event costs of approximately $3.6 million. A CART racing event originally scheduled at TMS in April 2001 was not conducted as a result of a decision made by CART’s sanctioning body. See Note 2 to the Consolidated Financial Statements for additional information.

Other Expense (Income), Net for 2002 changed by $5.1 million from such income in 2001. This change results primarily from gains recognized in 2001 upon expiration of buyer rights under certain TMS condominium sales contracts whereby buyers could require Company repurchase within three years from date of purchase. Recognition of such gains was deferred until the buyer’s right expired. No such gains were recognized in 2002. The change also reflects a charge to earnings in 2002 for litigation associated with BMS. See Note 9 to the Consolidated Financial Statements for additional information. The change also results, to a lesser degree, from lower gains on sales of TMS condominiums in 2002. The overall increase in other expense, net was partially offset by higher gains in 2002 from sales of marketable equity securities and other investments, and reflects loss recognition in 2001 for decreased fair value of certain marketable equity securities.

Income Tax Provision.    The Company’s effective income tax rate for 2002 was 40.9% and for 2001 was 39.3%. As further discussed in Notes 2 and 7 to the Consolidated Financial Statements, adoption SFAS No. 142 “Goodwill and Other Intangible Assets” resulted in an impairment charge for goodwill associated with a change in accounting principle as of January 1, 2002. The effective tax rate increase for 2002 reflects the non-deductibility of the goodwill impairment charge associated with Oil-Chem for tax reporting purposes, representing a permanent difference for which current or deferred income tax assets or liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff.

Income From Continuing Operations Before Cumulative Effect of Accounting Change in 2002 increased by $2.8 million, or 4.7%, to $61.2 million, over such income in 2001. This increase was due to the factors discussed above.

Loss From Operations and Disposal of Discontinued Business represents the accounting for the Company’s discontinued operations and disposal of SoldUSA in April 2002. Losses from SoldUSA’s discontinued operations were $99,000 and $817,000, after income taxes of $64,000 and $529,000, respectively, for 2002 and 2001. Losses on disposal approximating $587,000, after income taxes of $381,000, were recognized in the current period. See Note 1 to the Consolidated Financial Statements for additional information.

Cumulative Effect of Accounting Change for Goodwill Impairment of $4.3 million in 2002 represents the cumulative effect, net of income taxes of $297,000, of the Company’s assessment that goodwill associated with certain non-motorsports related reporting units was impaired upon adopting SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. See Note 2 to the Consolidated Financial Statements for additional information.

Net Income for 2002 decreased by $1.4 million, or 2.4%, to $56.2 million, from such income for 2001. This decrease was due to the factors discussed above.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

Total Revenues for 2001 increased by $22.0 million, or 6.2%, to $375.3 million, over such revenues for 2000. This improvement was due primarily to an increase in NASCAR broadcasting revenue.

Admissions for 2001 decreased by $5.8 million, or 4.1%, from such revenue for 2000. This decrease was due primarily to lower attendance at NASCAR-sanctioned racing events held at LMS, LVMS and TMS, an IRL racing event held at TMS, and WOO and UDTRA racing events held at BMS. The overall decrease was partially offset by increased admissions at NASCAR-sanctioned racing events held at BMS and IR. In 2001, admissions were negatively impacted by a convergence of factors including challenging economic conditions, public concerns over additional incidents similar to September 11, 2001 and air travel, and an early substantial lead in and winning of the Winston Cup Series points race. Admissions from corporate customers were negatively impacted more than individual customers.

Event Related Revenue for 2001 decreased by $1.0 million, or 0.8%, from such revenue for 2000. The decrease was due to lower corporate suite rental, hospitality and other event related revenues, and decreased concession sales associated with lower attendance in 2001. The decrease was also due to an IRL racing event hosted at LVMS in 2000 which was not held in 2001. In 2001, the challenging economic conditions, public concerns over additional incidents and air travel, and an early substantial lead in and winning of the Winston Cup Series points race, negatively impacted attendance with resulting effects on event related revenues. Similar to admission revenues, event related revenues from corporate customers were negatively impacted more than individual customers.

NASCAR Broadcasting Revenue for 2001 increased by $38.2 million, or 130.4%, over such revenue for 2000. This increase was due to increases in broadcast rights fees for NASCAR-sanctioned racing events held in 2001.

Other Operating Revenue for 2001 decreased by $9.3 million, or 19.7%, from such revenue for 2000. This decrease was due primarily to decreased Oil-Chem revenues associated with reduced advertising while FTC litigation with Oil-Chem continued, and to decreased Legends Car, MBM, and certain SMIP outside venue revenues. The overall decrease was partially offset by an increase in WMI revenues.

Direct Expense of Events for 2001 decreased by $2.5 million, or 3.1%, from such expense for 2000. The decrease was due to decreased operating costs associated with lower attendance, including related decreases in concession sales. The overall decrease was partially offset by the restructured IRL racing event at AMS whereby net event results were included in event related revenue in 2000, and higher advertising and other promotional costs for events held in 2001 as compared to 2000. As a percentage of admissions and event related revenues combined, direct expense of events was 28.4% in 2001 and 28.6% in 2000.

NASCAR Purse and Sanction Fees for 2001 increased by $16.3 million, or 42.7%, over such expense for 2000. This increase was due primarily to higher race purses and sanctioning fees for NASCAR-sanctioned racing events.

Other Direct Operating Expense for 2001 decreased by $7.9 million, or 18.1%, from such expense for 2000. This decrease was due primarily to reduced advertising while FTC litigation with Oil-Chem continued, and to decreased operating and advertising costs associated with reduced Oil-Chem, Legends Car, MBM and certain SMIP outside venue revenues. The overall decrease was partially offset by an increase in costs associated with the growth in WMI revenues.

General and Administrative Expense for 2001 increased by $7.3 million, or 14.1%, over such expense for 2000. This increase was attributable to increases in operating costs associated with the growth and expansion at our speedways and operations, and to legal costs associated with the FTC litigation with Oil-Chem and other legal matters. As a percentage of total revenues, general and administrative expense was 15.8% in 2001 and 14.7% in 2000.

Depreciation and Amortization Expense for 2001 increased by $2.2 million, or 7.1%, over such expense for 2000. This increase results primarily from additions to property and equipment at our speedways.

Interest Expense, Net for 2001 was $24.3 million compared to $27.1 million for 2000. This decrease was due primarily to lower interest rates on the revolving Credit Facility, a reduction in our outstanding Convertible Subordinated Debentures, and to higher interest income earned on larger cash investments in 2001. The overall decrease was offset by lower capitalized interest in 2000.

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

Concession Contract Rights Resolution of $3.2 million for 2000 represents costs to reacquire the contract rights to provide event food, beverage and souvenir merchandising services at IR from a previous provider whose original contract term expired in 2004, including legal and other transaction costs. We anticipate the present value of estimated net future benefits under the contract rights as of the resolution date exceeded its costs. See Note 2 to the Consolidated Financial Statements for additional information.

Other Income for 2001 increased by $1.0 million, to $2.9 million, over such income for 2000. This increase results primarily from gains recognized upon expiration in 2001 of buyer rights under certain TMS condominium sales contracts whereby buyers could require our repurchase within three years from date of purchase. Recognition of such gains was deferred until the buyer’s right expired. The increase was also due to larger gains on TMS condominium sales in 2001. The overall increase was partially offset by lower gains from sales of marketable equity securities and other investments, from loss recognition for decreased fair value of certain marketable equity securities, and from gains on repurchases of convertible debentures in 2000.

Income Tax Provision.    Our effective income tax rate was 39.3% for both 2001 and 2000.

Income From Continuing Operations Before Cumulative Effect of Accounting Change for 2001 increased by $8.9 million, or 18.1%, to $58.4 million, over such income for 2000. This increase was due to the factors discussed above.

Loss From Operations and Disposal of Discontinued Business represents the accounting for the Company’s discontinued operations and disposal of SoldUSA in April 2002. Losses from SoldUSA’s discontinued operations were $817,000 and $1.3 million, after income taxes of $529,000 and $870,000, respectively, for 2001 and 2000. See Note 1 to the Consolidated Financial Statements for additional information.

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

Seasonality and Quarterly Results

We plan to promote 17 major annual racing events in 2003 sanctioned by NASCAR, including ten Winston Cup and seven Busch Series racing events. We will also sponsor five NASCAR Craftsman Truck Series racing events, two IRL racing events, four major NHRA racing events, and six WOO racing events. As a result, our business has been, and is expected to remain, highly seasonal.

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

We recognize revenues and operating expenses for all events in the calendar quarter in which conducted except for major NASCAR and other sanctioned racing events which occur on the last full weekend of a calendar quarter. When major racing events occur on the last full weekend of a calendar quarter, the race event revenues and operating expenses are recognized in the current or immediately succeeding calendar quarter that corresponds to the calendar quarter of the prior year in which the same major racing event was conducted. We have adopted this accounting policy to help ensure comparability and consistency between quarterly financial statements of successive years. A major NASCAR-sanctioned racing event scheduled to be held at TMS on the weekend of March 29-30, 2003 was held last year on the weekend of April 6-7, 2002. Accordingly, the revenues and operating expenses of the 2003 race event will be recognized in the second quarter 2003 corresponding with those of the 2002 race event recognized in the second quarter 2002. Also, a major NASCAR-sanctioned racing event held at BMS on the weekend of March 23-24, 2002 was held the previous year on the weekend of March 24-25, 2001. Accordingly, the revenues and operating expenses of the 2002 race event were recognized in the first quarter 2002, whereas those of the 2001 race event were recognized in the second quarter 2001.

The more significant racing schedule changes that have occurred during the last three years include the following:

•	AMS hosted an IRL event in the second quarter 2001 which was held in the third quarter 2000, and was not held in 2002. The third quarter 2000 IRL event at AMS was hosted under a restructured sanctioning agreement whereby net event results were included in event related revenue. The second quarter 2001 IRL event results are included in admissions and event related revenues and direct expense of events.

•	BMS hosted NASCAR Winston Cup and Busch Series racing events in the first quarter 2002 which were held in the second quarter 2001.

•	BMS hosted WOO and UDTRA Pro Dirt Car Series racing events in the second quarter 2001 which were not held in 2002.

•	BMS hosted a major NHRA-sanctioned Nationals racing event in the second quarter 2001 which was held in the third quarter 2000.

•	An IRL racing event hosted by LVMS in the second quarter 2000, whereby net events results were included in event related revenue, was not held in 2001.

•	TMS hosted NASCAR Craftsman Truck and IRL Series racing events in the third quarter 2002 which were held in the fourth quarter 2001.

The table below shows excerpted results from our Quarterly Reports on Form 10-Q filed in the years ended December 31, 2002 and 2001. As further described in Note 2 to the Consolidated Financial Statements, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002, under which we ceased amortizing goodwill and other intangible assets and assessed initial impairment under transitional rules as of January 1, 2002. As such, amortization expense of approximately $1.7 million for the full year, or $433,000 for each quarter, on goodwill and other intangible assets recorded as of December 31, 2001 was not reflected in 2002. The cumulative effect of the accounting change for goodwill impairment associated with certain non-motorsports related reporting units reduced full year 2002 net income approximately $4.3 million, net of income taxes of $297,000, and basic and diluted earnings per share by $0.10.

As further described in Note 1 to the Consolidated Financial Statements, the Company committed to a formal plan in March 2002 to discontinue and dispose of the operations of SoldUSA due to continuing difficult market conditions for internet auction and e-commerce companies. Disposal occurred in the second quarter 2002. Total SoldUSA revenues amounted to $249,000 for the first quarter and full year 2002 and there were no sales in the second, third or fourth quarters of 2002, and amounted to $176,000 in the first quarter 2001, $108,000 in the second quarter 2001, $184,000 in the third quarter 2001, $217,000 in the fourth quarter 2001, and $685,000 for the full year 2001.

Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Individual quarterly amounts may not be additive due to rounding.

	2002 (unaudited)					2001 (unaudited)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(in thousands, except NASCAR-sanctioned events and per share amounts)
Total revenues.	$96,568	$147,617	$58,882	$72,893	$375,960	$66,799	$175,352	$52,427	$80,672	$375,250
Total expenses and other	67,993	90,822	57,451	58,910	275,176	56,484	103,842	55,920	62,725	278,971
Loss from operations and disposal of discontinued business	(686)	—	—	—	(686)	(186)	(192)	(143)	(297)	(817)
Income (loss) before cumulative effect of accounting change	16,672	34,462	869	8,486	60,489	6,064	43,203	(2,275)	10,600	57,592
Cumulative effect of accounting change	(4,273)	—	—	—	(4,273)	—	—	—	—	—

Net income (loss)	$12,399	$34,462	$869	$8,486	$56,216	$6,064	$43,203	$(2,275)	$10,600	$57,592

Basic earnings (loss) per share before accounting change	$0.41	$0.82	$0.02	$0.20	$1.44	$0.15	$1.04	($0.05)	$0.26	$1.40
Discontinued operations	(0.01)	—	—	—	(0.01)	—	(0.01)	—	(0.01)	(0.02)
Accounting change	(0.10)	—	—	—	(0.10)	—	—	—	—	—

Basic earnings (loss) per share	$0.30	$0.82	$0.02	$0.20	$1.33	$0.15	$1.03	($0.05)	$0.25	$1.38

Diluted earnings (loss) per share before accounting change	$0.40	$0.80	$0.02	$0.20	$1.43	$0.15	$0.99	($0.05)	$0.26	$1.36
Discontinued operations	(0.01)	—	—	—	(0.01)	—	(0.01)	—	(0.01)	(0.02)
Accounting change	(0.10)	—	—	—	(0.10)	—	—	—	—	—

Diluted earnings (loss) per share	$0.29	$0.80	$0.02	$0.20	$1.32	$0.15	$0.98	($0.05)	$0.25	$1.34

NASCAR-sanctioned events.	5	6	2	4	17	4	8	2	3	17

Near-term Operating Factors

There are many factors that affect our growth potential, future operations and financial results, including some of the following operating factors:

Current Operating Trends.    The national incidents of September 11, 2001 have raised a combination of operating factors never before encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. These factors, in an already challenging economy, are affecting consumer and corporate spending sentiment. Economic conditions and competitive racing can affect ticket and other sales. We believe long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, near-term ticket sales, particularly to corporate customers, and suite rentals, hospitality and other event revenues have been, and may continue to be, adversely impacted by these and other factors. We have decided not to increase many ticket and concession prices at least for 2003 to help foster fan support and mitigate any near term weakness.

NASCAR Broadcasting Rights Agreement.    Fiscal 2002 was our second year under the multi-year consolidated domestic television broadcast rights agreement for NASCAR Winston Cup and Busch Series events. The new agreement is expected to provide us with future increases in contracted broadcasting revenues. Total revenues under this domestic broadcast rights agreement is expected to approximate $90 million in 2003, reflecting an increase of approximately $12 million over 2002. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR have increased, and may continue to increase, at a relatively higher rate. Purse and sanction fees are negotiated with NASCAR on an annual basis.

Insurance Coverage.    Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted after the national incidents on September 11, 2001. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. We have a material investment in property and equipment at each of our six speedway facilities, generally located near highly populated cities, and which hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs in fiscal 2002, and further increases are possible. While we believe we have reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, we can not guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of our speedway facilities could have a material adverse effect on our financial position and future results of operations if asset damage and/or Company liability were to exceed insurance coverage limits. The occurrence of additional national incidents, and particularly incidents at sporting event, entertainment or other public venues, may significantly impair our ability to obtain such insurance coverage in the future.

Litigation Costs.    As discussed in “Legal Proceedings” and Note 9 to the December 31, 2002 Consolidated Financial Statements, we are involved in various litigation for which significant legal costs were incurred in fiscal 2002, particularly associated with the FTC litigation with Oil-Chem. We intend to defend vigorously against the claims raised in existing legal actions, and we will likely incur significant legal costs in fiscal 2003. We are presently unable to quantify the amount of these expected legal costs. New or changes in pending or threatened legal action against us could result in further increases in legal costs.

Significant Factors in 2002

The following are significant factors that affected our financial condition and results of operations in the year ended December 31, 2002.

General Factors.    Operating results for fiscal 2002 were negatively impacted by public concerns over travel, difficult economic conditions and national security incidents. Reduced consumer and corporate spending at several of our major racing events negatively impacted attendance with related effects on event related revenue.

Complaint Against Oil-Chem Research Corp.    On January 31, 2001, the Federal Trade Commission filed a complaint against SMI and Oil-Chem seeking a judgment to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to redress alleged injury to consumers. See “Legal Proceedings” for additional information on this legal matter. In March 2003, this matter was settled. While we do not believe that the outcome of this lawsuit will have a material adverse effect on our financial position or future results of operations, we incurred significant legal costs in defending this action.

Complaint Against Bristol Motor Speedway.    On February 8, 2000, Robert L. “Larry” Carrier filed a lawsuit against SMI and BMS in the Chancery Court for Sullivan County, Tennessee. This suit alleged that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint sought compensatory and punitive damages as well as injunctive relief. On October 11, 2002, the trial court entered a judgment against SMI and BMS for approximately $1.4 million in damages plus costs. On February 19, 2003, the court entered into an amended judgment awarding approximately $2.4 million to the plaintiff, and awarding BMS exclusive possession of the leased premises. A charge to earnings of approximately $2.4 million was reflected in 2002 for the litigation. See “Legal Proceedings” for additional information on this legal matter. The plaintiff and the Company have appealed this judgment. The Company believes that the plaintiff’s claim is without merit and intends to pursue its rights to appeal vigorously.

Long-Term Management Contract and Asset Sale.    In February 2002, certain SMI subsidiaries and Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. consummated a long-term food and beverage management agreement and an asset purchase agreement. The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of our six speedways and other outside venues beginning February 2002. These services were previously provided by our SMIP subsidiary. This new management agreement affects our reporting of operating profits associated with food, beverage and hospitality catering activities. Beginning in 2002, we now report operating profits from such activities provided by the Levy Group as net event related revenue and other operating revenue. For periods before 2002, revenues and expenses associated with those services previously provided by SMIP are included in event related revenue, other operating revenue, direct expense of events, other direct operating expense and general and administrative expense. See Notes 2 and 4 to the Consolidated Financial Statements for additional information on the transaction.

Discontinued Operations and Disposal of Business.    In March 2002, the Company committed to a formal plan to discontinue and dispose of the operations of SoldUSA due to continuing difficult market conditions for internet auction and e-commerce companies. The disposal occurred in the second quarter 2002. See Notes 1 and 2 to the Consolidated Financial Statements for additional information on the disposal of SoldUSA.

Early Redemption of Convertible Subordinated Debentures.    On April 19, 2002, we redeemed all outstanding 5 3/4% Convertible Subordinated Debentures aggregating $53.7 million at 101.64% of par value. At March 31, 2002, 1,726,000 shares of common stock would have been issuable upon conversion. Management, including the Board of Directors, believes redemption was in our long-term interest and an appropriate use of available funds. Redemption reduces future interest expense and eliminates the associated dilution effect on earnings per share, and was funded entirely from available cash and cash investments on hand. As such, cash and cash investments and long-term debt were reduced by approximately $53.7 million upon redemption, excluding redemption premium, accrued interest and transaction costs. The redemption premium, associated unamortized net deferred loan costs, and transaction costs totaling approximately $1,237,000, before income taxes, was reflected as a charge to earnings in 2002. No amounts were borrowed under the Credit Facility to fund the redemption.

Declaration of Initial Cash Dividend.    On October 7, 2002, our Board of Directors approved an initial annual cash dividend of $0.30 per share of common stock, which aggregated approximately $12,666,000, paid on November 14, 2002 to shareholders of record as of October 31, 2002.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. We expended significant amounts of cash in 2002 for improvements and expansion at our speedway facilities. Significant changes in our financial condition and liquidity during 2002 resulted primarily from:

(1)	net cash generated by operations amounting to $136.6 million;
(2)	capital expenditures amounting to $67.0 million;
(3)	proceeds from sale of property to the Levy Group amounting to $10.0 million;
(4)	redemption of Convertible Subordinated Debentures totaling $53.7 million;
(5)	an increase in deferred race event revenue amounting to $14.0 million, and
(6)	payment of an initial annual cash dividend amounting to $12.7 million.

At December 31, 2002, we had cash and cash equivalents totaling $112.6 million and had $90.0 million in outstanding borrowings under the $250.0 million Credit Facility. The Convertible Subordinated Debentures redemption and annual cash dividend in 2002 were paid using available cash and cash investments. At December 31, 2002, net deferred tax liabilities totaled $122.6 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

As further discussed in Notes 2, 5, 7 and 8 to the Consolidated Financial Statements, we had the following contractual cash obligations and other commercial commitments as of December 31, 2002 (in thousands):

		Payments Due By Period
Contractual Cash Obligations	Total	Current	1-3 Years	3-5 Years	Thereafter
Current liabilities, excluding current maturities of long-term debt and deferred race event income	$45,519	$45,519	—	—	—
Long-term debt, including current maturities	342,225	156	$90,122	$251,947	—
Payable to affiliate	2,594	—	—	—	$2,594
Other liabilities	1,971	—	—	—	1,971
Operating leases	3,578	442	1,176	1,176	784

Total Contractual Cash Obligations	$395,887	$46,117	$91,298	$253,123	$5,349

		Commitment Expiration By Period
Other Commercial Commitments	Total	Current	1-3 Years	3-5 Years	Thereafter
Standby letters of credit,
Total Other Commercial Commitments	$722	$722	—	—	—

We presently do not have any significant off balance sheet obligations, guarantees, commitments or other contractual cash obligations or other commercial commitments.

We anticipate that cash from operations, and funds available through the Credit Facility, will be sufficient to meet our operating needs through 2003, including planned capital expenditures at our speedway facilities or any dividends that might be declared. Based upon anticipated future growth and financing requirements, we expect that we will, from time to time, engage in additional financing of a character and in amounts to be determined. We may, from time to time, redeem or retire our debt securities, and purchase our debt and equity securities, depending on liquidity, prevailing market conditions, as well as such factors as permissibility under the Credit Facility, and the Senior Subordinated Notes, and as our Board of Directors, in its sole discretion, may consider relevant. While we expect to continue to generate positive cash flows from our existing speedway operations, and have generally experienced improvement in our financial condition, liquidity and credit availability, such resources, as well as possibly others, could be needed to fund our continued growth, including the continued expansion and improvement of our speedway facilities.

Capital Expenditures

Significant growth in our revenues depends, in large part, on consistent investment in facilities. We expect to continue to make substantial capital improvements in our facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

2002 Projects.    In 2002, we substantially completed our multi-year major renovation of IR, including reconfiguration and modernization into a “stadium-style” road racing course, adding approximately 47,000 new permanent seats and 16 new luxury suites. IR’s new raceway facilities feature underground pedestrian tunnels, hillside terrace seats, an enlarged pit road, a world-class 16-turn, three-quarter mile karting center and an expanded motorsports industrial park. We also widened certain front-stretch concourses at LMS to improve spectator convenience and accessibility. In 2002, we continued to improve and expand on-site roads and available parking, and reconfigure traffic patterns and entrances to ease congestion and improve traffic flow, as well as further expand concessions, restroom and other fan amenities for the convenience, comfort and enjoyment of fans at each of our speedways.

2003 Projects.    At December 31, 2002, we had various construction projects underway to increase and improve facilities for fan amenities and other site improvements at our speedways. Our multi-year reconfiguration and modernization of IR was substantially finished in 2002, with completion presently scheduled for 2003. In 2002, we began construction at BMS of approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury suites, featuring new stadium-style seating, outstanding views, convenient elevator access and popular food courts. Completion of BMS’s expansion is presently scheduled for March 2003. In 2003, we plan to begin construction at LVMS of approximately 15,000 new permanent seats, completion of which is presently scheduled for 2004. Similar to prior years, we plan to continue expanding concessions, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans at several of our speedways. We also plan to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow particularly at IR, and at other Company speedways.

The estimated aggregate cost of capital expenditures in 2003 will approximate $55 million. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our facilities, including:

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

We also continually evaluate new opportunities that will add value for our stockholders, including the acquisition and construction of new speedway facilities, the expansion and development of our existing Legends Cars and Oil-Chem products and markets and the expansion into complementary businesses.

Dividends

Any decision concerning the payment of common stock dividends depends upon our results of operations, financial condition and capital expenditure plans, as well as such factors as permitted under the Credit Facility and the Senior Subordinated Notes and as the Company’s Board of Directors, in its sole discretion, may consider relevant. The Credit Facility was recently amended to allow payment of dividends and repurchase of SMI securities up to $15.0 million annually. On October 7, 2002, the Company’s Board of Directors approved an initial annual cash dividend of $0.30 per share of common stock payable on November 14, 2002 to shareholders of record as of October 31, 2002.

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenues and expenses, including amounts that are susceptible to change. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments and uncertainties affecting the application of those policies. In applying critical accounting policies and making estimates, materially different amounts or results could be reported under different conditions or using different assumptions. The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, and the Consolidated Financial Statements, including the associated Notes, appearing elsewhere in this report. While we believe the accounting estimates discussed below are significant to our financial statements and disclosures, none are considered critical. We believe our critical accounting policies, including amounts involving significant estimates, uncertainties and susceptibility to change include the following:

Recoverability of Property and Equipment and Goodwill and Other Intangible Assets.    We have net property and equipment of $857.1 million, and net goodwill and other intangible assets of $52.0 million, as of December 31, 2002. As discussed in “Recently Issued Accounting Standards” below and Note 2 to the Consolidated Financial Statements, we adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” under which we assessed initial impairment under transitional rules as of January 1, 2002. The cumulative effect of the accounting change for goodwill impairment associated with certain non-motorsports related reporting units reduced fiscal year 2002 net income approximately $4.3 million, net of income taxes of $297,000. We periodically evaluate long-lived assets for possible impairment based on expected future undiscounted operating cash flows and profitability attributable to such assets or when indications of possible impairment occur. The evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. While we believe no impairment exists at December 31, 2002 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations.

Depreciable Lives for Property and Equipment.    Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. We have net property and equipment of $857.1 million as of December 31, 2002. See Note 4 to the Consolidated Financial Statements for additional information on our property and equipment and estimated useful lives. We believe the estimated useful lives we use to record depreciation expense are appropriate and no changes are expected at this time. However, because we have a material investment in depreciable property and equipment, changes in depreciable lives, should they occur, could have a significant impact on our financial condition or future results of operations.

Property Held For Sale.    Our property held for sale at December 31, 2002 includes land for development with a carrying value of $12.2 million and speedway condominiums held for sale with a carrying value of $4.0 million. The carrying value of land for development is supported by independent appraisal and market prices of comparable properties. The carrying value of the speedway condominiums held for sale is supported by market prices of recent condominium sales. While we believe the carrying value of such property is fully recoverable, changes in local and regional real estate markets, including zoning and other land use laws, and motorsports industry interest, if significantly negative or unfavorable, could have a material adverse effect on the property’s market value and our financial condition or future results of operations.

Revenue Recognition For Our Racing Events.    We recognize admissions, NASCAR broadcasting and other event related revenues when an event is held. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies prior to events being held. Deferred race event income relates to upcoming scheduled events. If circumstances prevent a race from being held during the racing season, advance revenue generally is refundable and all deferred direct event expenses would be immediately recognizable except for race purses and sanctioning fees which would be refundable from NASCAR or other sanctioning bodies. We believe this accounting policy results in appropriate recognition and matching of revenues and expenses associated with our racing events and helps ensure comparability and consistency between our financial statements. We believe that our revenue recognition polices follow the guidance issued in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”.

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

Realization of Receivables and Inventories.    We assess realization of accounts and notes receivable and inventories, including any need for allowances for doubtful accounts or inventories, using, among other things, customer creditworthiness, historical collection and sales experience, and current and future market trends and conditions. The assessment is subjective and based on conditions, trends and assumptions existing at the time of evaluation, which are subject to changes in market and economic conditions and other factors that might adversely impact realization.

Income Taxes.    We recognize deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at amounts reported in the financial statements. Our accounting for income taxes reflects our assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. At December 31, 2002, net deferred tax liabilities totaled $122.6 million, including net deferred tax assets of $35.0 million. A valuation allowance of $276,000 was provided against deferred tax assets as of December 31, 2002. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. We believe realization of the net deferred tax assets is more likely than not and a valuation allowance on those amounts has not been recorded. However, changes in tax laws, assumptions or estimates used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our financial condition or future results of operations. See Note 7 to the Consolidated Financial Statements for additional information on income taxes.

Legal Proceedings and Contingencies.    As discussed above in “Legal Proceedings” and Note 9 to the Consolidated Financial Statements, we are involved in various legal matters and we intend to continue to defend ourselves in existing legal actions in fiscal 2003. We use a combination of insurance and self-insurance to manage various risks associated with our speedway and other properties and motorsports events, as discussed above in “Near Term Operating Factors - Insurance Coverage”, and other business risks. We accrue a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. In 2002, we recorded a charge to earnings of approximately $2.4 million for litigation associated with BMS. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on matters related to litigation, outside consultants, historical trends, and assumptions and other information available at the time of assessment. We believe amounts requiring accrual are properly reflected in the accompanying financial statements. We do not believe the outcome of the lawsuits, incidents or other legal or business risk matters, will have a material adverse effect on our financial position or future results of operations. However, new or changes in pending or threatened legal action or claims against us, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and our financial condition or future results of operations.

Accounting for Stock Based-Compensation.    As discussed in Notes 2 and 10 to the Consolidated Financial Statements, we continue to account for stock-based employee compensation using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” which recognizes compensation cost based on the intrinsic value of equity instruments awarded as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”. As all stock options granted under the Company’s stock option plans have exercise prices equal to market value of the underlying common stock at grant date, no compensation cost has been reflected in net income for these plans. As discussed below in “Recently Issued Accounting Standards”, the Company has applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB No. 123” in the Consolidated Financial Statements. The pro forma effect on net income and earnings per share had compensation cost for stock options been determined using the fair value recognition provisions of SFAS No. 123 is illustrated in Note 2 to the Consolidated Financial Statements.

The Financial Accounting Standards Board (“FASB”) and the SEC continue to evaluate the appropriate treatment of employee stock options, including efforts to reach a consensus on proper methodology for expensing and valuing options. In the future, the FASB and SEC may require that net income and earnings per share reflect compensation cost for stock options determined using fair value recognition provisions similar to, or the same as, SFAS No. 123. Such future changes in accounting standards, depending on numerous factors including, among others, market conditions and prices for our common stock, the number of options granted, exercised or cancelled, or the sensitivity and fluctuation in assumptions used in valuation methods, could have a material adverse effect on our future financial condition or results of operations.

Recently Issued Accounting Standards

We adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 specifies, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead evaluated for possible impairment at least annually. Under SFAS No. 142, we ceased amortizing goodwill, including goodwill from past business combinations, and periodically assess goodwill at the reporting unit level for possible impairment. Such assessment is performed annually as of April 1 or when events or circumstances indicate possible impairment may have occurred. We assessed the effects of SFAS No. 142 for possible initial goodwill impairment under transitional rules. See Note 2 to the Consolidated Financial Statements for the effects and other information on adopting SFAS No. 142.

We adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” as of January 1, 2002. SFAS No. 144 specifies, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of SFAS No. 144 had no significant impact on our financial statements as of January 1, 2002. We accounted for the disposal of SoldUSA under the requirements of SFAS No. 144. See Notes 1 and 2 to the Consolidated Financial Statements for the effects and other information on the disposal.

In April 2002, SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections” was issued. SFAS No. 145, among other things, eliminates FASB Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required gains and losses from debt extinguishments to be aggregated and, if material, classified as an extraordinary item net of associated income tax effects, and also eliminates the exception to applying Accounting Principles Board (APB) Opinion No. 30. As such, gains and losses from debt extinguishments should be classified as extraordinary items only if they meet certain criteria in APB Opinion No. 30. Such criteria distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria of APB Opinion No. 30 for classification as an extraordinary item. We applied the provisions of SFAS No. 145 in accounting for the early redemption of our Convertible Subordinated Debentures in April 2002. See Note 5 to the Consolidated Financial Statements for the effects and other information on the redemption.

In June 2002, SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” was issued and is effective for such activities initiated after December 31, 2002. SFAS No. 146 specifies, among other things, the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity, including Certain Costs Incurred in a Restructuring”. At this time, adoption of SFAS No. 146 is not expected to significantly impact our financial statements or future results of operations.

In November 2002, FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued which, among other things, expands guarantor financial statement disclosures about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies” relating to guarantees and is effective as of December 31, 2002. At this time, FIN 45 does not significantly impact our financial statements or disclosures, nor is expected to significantly impact future results of operations or financial position.

In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123” was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We applied the disclosure provisions of SFAS No. 148 in our consolidated financial statements and accompanying notes. See Note 2 to the Consolidated Financial Statements for the effects and other information on stock-based compensation.

In January 2003, FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (VIE) and determining when assets, liabilities non-controlling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of FIN 46 became effective upon issuance. Based on preliminary assessment, at this time, FIN 46 is not expected to significantly impact our financial statements or future results of operations.

We periodically evaluate the possible effects of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” on our financial statement disclosures. Our motorsports related operations comprise one operating segment, and encompass all admissions, event related, NASCAR broadcasting, and certain other operating revenues and associated expenses. Our other operations comprising non-motorsports related activities presently are not significant relative to those of motorsports related operations. As such, at this time, SFAS No. 131 continues to have no effect on our financial statement disclosures.

Environmental Matters

LMS’s property includes areas that were used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992. There is one LCID landfill currently being permitted at LMS, however, to receive inert debris and waste from land clearing activities, and one LCID landfill that was closed in 1999. Two other LCID landfills on the LMS property were closed in 1994. LMS intends to allow similar LCID landfills to be operated on the LMS property in the future. Prior to 1999, LMS leased certain property to Allied for use as C&D landfill, which received solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but could not receive inert debris, land-clearing debris or yard debris. The LMS C&D landfill is now closed. In addition, Allied owns and operates an active solid waste landfill adjacent to LMS. We believe that the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property. We also believe that our operations, including the landfills and facilities on our property, are in substantial compliance with all applicable federal, state and local environmental laws and regulations. We are not aware of any situations related to landfill operations which we expect would materially adversely affect our financial position or future results of operations.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    Our financial instruments with market risk exposure consist only of notes receivable and bank revolving Credit Facility borrowings which are sensitive to changes in interest rates. A change in interest rates of one percent on the balances outstanding at December 31, 2002 would cause a change in annual interest income of approximately $167,000 and annual interest expense of approximately $900,000. Our notes receivable are principally variable interest rate financial instruments. See Note 8 to the Consolidated Financial Statements for information on the terms and conditions of notes receivable. Our Senior Subordinated Notes are fixed interest rate debt obligations. As discussed above in “Significant Factors in 2002”, we redeemed our outstanding Convertible Subordinated Debentures in full on April 19, 2002. See Note 5 to the Consolidated Financial Statements for additional information on the terms and conditions of debt obligations, including the redemption. The table below presents the notes receivable and principal balances outstanding, fair values, interest rates and maturity dates as of December 31, 2002 and 2001 (in thousands):

	Carrying Value		Fair Value
	2002	2001	2002	2001	Maturity Dates
Floating rate notes receivable (1)	$16,656	$14,560	$16,656	$14,560	Due on demand
Floating rate revolving Credit Facility (2)	90,000	90,000	90,000	90,000	May 2004
8.5% Senior subordinated notes payable	251,946	252,367	260,000	256,250	August 2007
5.75% Convertible subordinated debentures	—	53,694	—	54,768	(3)

(1)	Notes receivable bear interest based principally at 1% over prime.
(2)	The weighted-average interest rate on borrowings under the revolving Credit Facility was 2.4% in 2002 and 5.0% in 2001.
(3)	The Convertible Subordinated Debentures were redeemed in full on April 19, 2002. On and after that date, interest on the Convertible Subordinated Debentures ceased to accrue.

Equity Price Risk.    We have marketable equity securities, all classified as “available for sale” which are included in other noncurrent assets. Such investments are subject to price risk, which we attempt to minimize generally through portfolio diversification. The table below presents the aggregate cost and fair market value of marketable equity securities as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Aggregate cost	$350	$871
Fair market value	313	718

Item 8.     Financial Statements and Supplementary Data

See Index to Financial Statements which appears on page F-1 in this report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Information required by this item with respect to compliance by SMI’s directors, executive officers and certain beneficial owners of SMI’s common stock with Section 16(a) of the Securities Exchange Act of 1934, and with respect to Committees of the Board of Directors, including the Audit Committee and the Compensation Committee, is furnished by incorporation by reference to all information under the captions titled “Ownership of Capital Securities”, “Election of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in the Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of the Shareholders to be held on April 23, 2003 (the “Proxy Statement”).

Item 11.     Executive Compensation

The information required by this item is furnished by incorporation by reference to all information under the captions titled “Election of Directors” and “Executive Compensation” in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

This table provides certain information as of December 31, 2002 with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,598,000	$21.84	1,341,000
Equity compensation plans not approved by security holders	0	N/A	0
Total	2,598,000	$21.84	1,341,000

See Note 10 to the Consolidated Financial Statements for further information concerning our equity compensation plans.

The additional information required by this item is furnished by incorporation by reference to all information under the caption “General—Ownership of Capital Securities” in the Proxy Statement.

Item 13.     Certain Relationships and Related Transactions

The information required by this item is furnished by incorporation by reference to all information under the caption “Certain Transactions” in the Proxy Statement.

Item 14.     Controls and Procedures

Evaluation of disclosure controls and procedures.    The Company’s Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this Report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

Exhibit Number	Description

*3.1

Certificate of Incorporation of Speedway Motorsports, Inc. (“SMI”) (incorporated by reference to Exhibit 3.1 to SMI’s Registration Statement on Form S-1 filed December 22, 1994 (File No. 33-87740) of SMI (the “Form S-1”)).

*3.2	Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form S-1).

*3.3

Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431) (the “November 1996 Form S-3”)).

*3.4

Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091) (the “September 1997 Form S-4”)).

*4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

*4.2

Indenture dated as of September 1, 1996 between SMI and First Union National Bank of North Carolina, as Trustee (the “First Union Indenture”) (incorporated by reference to Exhibit 4.1 to the November 1996 Form S-3).

*4.3	Form of 5¾% Convertible Subordinated Debenture due 2003 (included in the First Union Indenture).

*4.4

Indenture dated as of August 4, 1997 between SMI and U.S. Bank National Association, as successor in interest to First Trust National Association, as Trustee (the “First Trust Indenture”) (incorporated by reference to Exhibit 4.1 to the September 1997 Form S-4).

*4.5	Form of 8½% Senior Subordinated Notes Due 2007 (included in the First Trust Indenture).

*4.6

First Supplemental Indenture to the First Trust Indenture, dated as of April 1, 1999 (incorporated by reference to Exhibit 4.6 to SMI’s Registration Statement on Form S-4 filed June 4, 1999 (File No. 333-80021) (the “June 1999 Form S-4”).

*4.7	Second Supplemental Indenture to the First Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.7 to the June 1999 Form S-4).

*4.8

Third Supplemental Indenture to the First Trust Indenture, dated as of December 31, 1999 (incorporated by reference to Exhibit 4.8 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

*4.9	Fourth Supplemental Indenture to the First Trust Indenture, dated as of December 31, 2000 (incorporated by reference to Exhibit 4.9 to the 2000 Form 10-K).

4.10	Fifth Supplement Indenture to the First Trust Indenture, dated as of December 31, 2001.

*4.11

Indenture dated as of May 11, 1999 between SMI, the Guarantors named therein and U.S. Bank National Association, as successor in interest to U.S. Bank Trust National Association, as Trustee (the “U.S. Bank Trust Indenture”) (incorporated by reference to Exhibit 4.8 to the June 1999 Form S-4).

*4.12	Form of 8½% Senior Subordinated Notes Due 2007 (included in the U.S. Bank Trust Indenture).

Exhibit Number	Description

*4.13	First Supplemental Indenture to the U.S. Bank Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.10 to the June 1999 Form S-4).

*4.14	Second Supplemental Indenture to the U.S. Bank Trust Indenture, dated as of December 31, 1999 (incorporated by reference to Exhibit 4.13 to the 2000 Form 10-K).

*4.15	Third Supplemental Indenture to the U.S. Bank Trust Indenture, dated as of December 31, 2000 (incorporated by reference to Exhibit 4.14 to the 2000 Form 10-K).

4.16	Fourth Supplemental Indenture to the U.S. Bank Trust Indenture, dated as of December 31, 2001.

†*10.1	Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R. Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).

†*10.2	Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and H.A. “Humpy” Wheeler, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.44 to the Form S-1).

†*10.3

Speedway Motorsports, Inc. 1994 Stock Option Plan Amended and Restated May 9, 2002 (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed May 31, 2002 (File No. 333-89496).

†*10.4	Speedway Motorsports, Inc. Formula Stock Option Plan Amended and Restated May 9, 2002 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed April 25, 2002).

†*10.5

Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and Restated as of May 3, 2000 (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed September 19, 2001 (File No. 333-69618)).

*10.6

Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to Form S-1).

*10.7

Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton Smith in favor of SMI (incorporated by reference to Exhibit 10.20 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

*10.8

Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).

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

*10.11

Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe’s Home Center’s, Inc., Lowe’s HIW, Inc. and Sterling Advertising Ltd. (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

*10.12

Credit Agreement dated as of May 28, 1999 (the “Credit Agreement”) among SMI and Speedway Funding Corp., as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including NationsBank, N.A., as agent for the lenders and a lender (incorporated by reference to Exhibit 10.36 to the June 1999 Form S-4).

10.13	First Amendment to the Credit Agreement, dated as of September 12, 2002.

*10.14

Pledge Agreement dated as of May 28, 1999 among SMI and the subsidiaries of SMI that are guarantors under the Credit Agreement, as pledgors, and, NationsBank, N.A., as agent for the lenders under the Credit Agreement (incorporated by reference to Exhibit 10.37 to the June 1999 Form S-4).

*10.15

Asset Purchase Agreement between Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and Levy Premium Foodservice Limited Partnership dated November 29, 2001 (the “Levy Asset Purchase Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.14 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

Exhibit Number	Description

*10.16

Amendment Number 1 to Levy Asset Purchase Agreement dated January 31, 2002 (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the 2001 Form 10-K).

*10.17

Management Agreement by and between SMI, Levy Premium Foodservice Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (the “Levy Management Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to the 2001 Form 10-K).

*10.18	Assignment of and Amendment to Levy Management Agreement dated January 24, 2002 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

*10.19	Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy Premium Foodservice Limited Partnership (incorporated by reference to Exhibit 10.18 to the 2001 Form 10-K).

*10.20

Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc. in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and SMI (incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K).

*10.21

Naming Rights Agreement Between Sears Point Raceway, LLC and SMI, and Infineon Technologies North America Corp., dated June 11, 2002 (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed June 24, 2002).

21.1	Subsidiaries of SMI.

23.1

Independent Auditors’ Consent for Registration Statements Nos. 333-69616, 333-49027, 333-69618 and 333-89496 of Speedway Motorsports, Inc. on Form S-8 and Registration Statement No. 333-13431 of Speedway Motorsports, Inc. on Form S-3.

99.1	Speedway Motorsports, Inc.—Risk Factors.

*	Previously filed.

†	Management compensation contract, plan or arrangement.

(b)	Reports on Form 8-K

On October 8, 2002, the Company filed a report of Form 8-K dated October 7, 2002, pursuant to Item 5 of such form, reporting that we issued a press release announcing the initiation of a cash dividend policy and an initial annual dividend of $0.30 per share of common stock, and that the press release was filed as an exhibit to the report on Form 8-K.

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 9 are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, State of North Carolina, on the 18th day of March, 2003.

SPEEDWAY MOTORSPORTS, INC.

By:	/s/ O. BRUTON SMITH
O. Bruton Smith Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Dates

/s/ O. BRUTON SMITH O. Bruton Smith	Chairman and Chief Executive Officer (principal executive officer)	March 18, 2003

/s/ H.A. “HUMPY” WHEELER H.A. “Humpy” Wheeler	President, Chief Operating Officer and Director	March 18, 2003

/s/ WILLIAM R. BROOKS William R. Brooks	Vice President, Treasurer, Chief Financial Officer (principal financial officer and accounting officer) and Director	March 18, 2003

/s/ EDWIN R. CLARK Edwin R. Clark	Executive Vice President and Director	March 18, 2003

/s/ WILLIAM P. BENTON William P. Benton	Director	March 18, 2003

/s/ MARK M. GAMBILL Mark M. Gambill	Director	March 18, 2003

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 18, 2003

/s/ TOM E. SMITH Tom E. Smith	Director	March 18, 2003

SPEEDWAY MOTORSPORTS, INC.

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, O. Bruton Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of Speedway Motorsports, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Date: March 18, 2003

A-1

SPEEDWAY MOTORSPORTS, INC.

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William R. Brooks, certify that:

1.	I have reviewed this annual report on Form 10-K of Speedway Motorsports, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ WILLIAM R. BROOKS

William R. Brooks
Vice President and Chief Financial Officer

Date: March 18, 2003

A-2

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Speedway Motorsports, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Speedway Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 11, 2003

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(In thousands, except share amounts)

	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$112,638	$93,980
Accounts receivable (Note 2)	21,950	22,934
Prepaid income taxes (Note 7)	—	5,206
Inventories (Note 3)	16,755	17,108
Prepaid expenses	2,223	1,507

Total Current Assets	153,566	140,735

Property Held For Sale (Note 4)	16,213	26,385
Property and Equipment, Net (Notes 2 and 4)	857,146	813,154
Goodwill and Other Intangible Assets, Net (Note 2).	51,990	56,742
Notes and Other Receivables from Affiliates (Note 8)	16,656	14,560
Other Assets (Note 2)	10,169	12,002

Total	$1,105,740	$1,063,578

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 5)	$156	$1,228
Accounts payable	15,902	9,864
Deferred race event income, net (Note 2)	85,565	71,578
Accrued income taxes	1,540	—
Accrued interest	7,979	8,784
Accrued expenses and other liabilities	20,098	14,600

Total Current Liabilities	131,240	106,054
Long-term Debt (Notes 2 and 5)	342,069	396,085
Payable to Affiliate (Note 8)	2,594	2,594
Deferred Income, Net (Note 2)	14,090	15,166
Deferred Income Taxes (Note 7)	122,604	102,078
Other Liabilities	1,971	2,712

Total Liabilities	614,568	624,689

Commitments and Contingencies (Notes 4 and 9)
Stockholders’ Equity (Notes 2,5,6 and 10):
Preferred stock, $.10 par value, shares authorized—3,000,000, no shares issued	—	—
Common stock, $.01 par value, shares authorized—200,000,000, issued and outstanding—42,307,000 in 2002 and 41,848,000 in 2001	423	418
Additional paid-in capital	171,414	162,756
Retained earnings	319,357	275,807
Accumulated other comprehensive loss—unrealized loss on marketable equity securities	(22)	(92)

Total Stockholders’ Equity	491,172	438,889

Total	$1,105,740	$1,063,578

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2002, 2001 and 2000

(In thousands, except per share amounts)

	2002	2001	2000
Revenues (Notes 2 and 8):
Admissions	$141,315	$136,362	$142,160
Event related revenue	122,172	133,289	134,337
NASCAR broadcasting revenue	77,936	67,488	29,297
Other operating revenue	34,537	38,111	47,447

Total Revenues	375,960	375,250	353,241

Expenses and Other (Note 8):
Direct expense of events	69,297	76,579	79,048
NASCAR purse and sanction fees	61,217	54,479	38,181
Other direct operating expense	31,032	35,787	43,678
General and administrative	57,235	59,331	52,001
Depreciation and amortization	31,720	32,747	30,584
Interest expense, net (Note 5)	21,199	24,316	27,073
Loss on early debt redemption (Note 5)	1,237	—	—
Cancelled CART race settlement, net (Note 2)	—	(1,361)	—
Concession contract rights resolution (Note 2)	—	—	3,185
Other expense (income), net (Notes 2 and 9)	2,239	(2,907)	(1,956)

Total Expenses and Other	275,176	278,971	271,794

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Changes	100,784	96,279	81,447
Provision For Income Taxes (Note 7)	(39,609)	(37,870)	(31,970)

Income From Continuing Operations Before Cumulative Effect of Accounting Changes	61,175	58,409	49,477
Loss From Operations and Disposal of Discontinued Business (Note 2)	(686)	(817)	(1,345)

Income Before Cumulative Effect of Accounting Changes	60,489	57,592	48,132
Cumulative Effect of Accounting Changes (Note 2)	(4,273)	—	(1,257)

Net Income	$56,216	$57,592	$46,875

Basic Earnings Per Share (Note 6):
Continuing Operations Before Accounting Changes	$1.44	$1.40	$1.19
Discontinued Operations	(0.01)	(0.02)	(0.03)
Accounting Changes	(0.10)	—	(0.03)

Basic Earnings Per Share	$1.33	$1.38	$1.13

Weighted Average Shares Outstanding	42,114	41,753	41,663
Diluted Earnings Per Share (Note 6):
Continuing Operations Before Accounting Changes	$1.43	$1.36	$1.16
Discontinued Operations	(0.01)	(0.02)	(0.03)
Accounting Changes	(0.10)	—	(0.03)

Diluted Earnings Per Share	$1.32	$1.34	$1.10

Weighted Average Shares Outstanding	43,001	44,367	44,715
Pro Forma Amounts Assuming Retroactive Application Of Accounting Changes (Notes 2 and 6):
Income From Continuing Operations	$61,175	$59,461	$50,527
Net Income	60,489	58,644	49,182
Basic Earnings Per Share	$1.43	$1.40	$1.18
Diluted Earnings Per Share	$1.42	$1.36	$1.15

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2000	41,647	$416	$160,225	$171,340	$(273)	$331,708
Net income	—	—	—	46,875	—	46,875
Issuance of stock under employee stock purchase plan (Note 10)	13	—	274	—	—	274
Exercise of stock options (Note 10)	79	1	660	—	—	661
Net unrealized loss on marketable equity securities	—	—	—	—	(177)	(177)

Balance, December 31, 2000	41,739	417	161,159	218,215	(450)	379,341
Net income	—	—	—	57,592	—	57,592
Issuance of stock under employee stock purchase plan (Note 10)	85	1	1,094	—	—	1,095
Exercise of stock options (Note 10)	24	—	503	—	—	503
Net unrealized gain on marketable equity securities	—	—	—	—	358	358

Balance, December 31, 2001	41,848	418	162,756	275,807	(92)	438,889
Net income	—	—	—	56,216	—	56,216
Issuance of stock under employee stock purchase plan (Note 10)	28	1	637	—	—	638
Exercise of stock options (Note 10)	431	4	5,181	—	—	5,185
Tax benefit from exercise of stock options (Notes 7 and 10)	—	—	2,840	—	—	2,840
Cash dividends of $0.30 per share of common stock (Note 6)	—	—	—	(12,666)	—	(12,666)
Net unrealized gain on marketable equity securities	—	—	—	—	70	70

Balance, December 31, 2002	42,307	$423	$171,414	$319,357	$(22)	$491,172

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$56,216	$57,592	$46,875
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early debt redemption	1,237	—	—
Loss from operations and disposal of discontinued business	686	817	1,345
Cumulative effect of accounting changes	4,273	—	1,257
Depreciation and amortization	31,720	32,747	30,584
Amortization of deferred income	(2,193)	(1,196)	(1,179)
Deferred income tax provision	20,526	27,732	22,426
Changes in operating assets and liabilities:
Accounts receivable	526	5,039	(796)
Prepaid and accrued income taxes	7,487	(2,260)	1,191
Inventories	926	(621)	(1,200)
Prepaid expenses	(747)	1,193	1,200
Accounts payable	(3,226)	181	(8,088)
Deferred race event income	13,987	(474)	(21,297)
Accrued expenses and other liabilities	3,101	104	2,578
Deferred income	1,117	(2,368)	1,790
Other assets and liabilities	1,005	558	(1,064)

Net Cash Provided By Operating Activities	136,641	119,044	75,622

Cash flows from financing activities:
Borrowings under long-term debt	60	—	—
Principal payments on long-term debt	(54,742)	(12,324)	(47,234)
Interest rate swap settlement receipt	—	1,600	—
Payment of loan amendment costs	(525)	—	—
Dividend payment on common stock	(12,666)	—	—
Exercise of common stock options	8,025	1,095	661
Issuance of stock under employee stock purchase plan	638	503	274

Net Cash Used By Financing Activities	(59,210)	(9,126)	(46,299)

Cash flows from investing activities:
Capital expenditures	(67,044)	(55,848)	(85,538)
Proceeds from sale of property held for sale:
Affiliate	—	—	40,008
Other	10,931	—	—
Purchases of marketable equity securities and other investments	(1,331)	(38)	(2,318)
Proceeds from sales of marketable equity securities and other investments and distribution from equity method investee	442	632	21
Increase in notes and other receivables:
Affiliates	(5,450)	(14,631)	(7,407)
Other	—	(535)	(1,077)
Repayment of notes and other receivables from affiliates	3,679	23,745	1,455

Net Cash Used By Investing Activities	(58,773)	(46,675)	(54,856)

Net Increase (Decrease) In Cash and Cash Equivalents	18,658	63,243	(25,533)
Cash and Cash Equivalents at Beginning of Year	93,980	30,737	56,270

Cash and Cash Equivalents at End of Year	$112,638	$93,980	$30,737

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$24,534	29,328	$32,788
Cash paid for income taxes	15,099	14,742	13,155
Supplemental Non-cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	8,725	—	—
Increase in property held for sale for recovery of notes receivable (Note 4)	—	12,180	—
Increase in notes receivable for sale of Las Vegas Industrial Park and land (Note 8)	—	—	13,254

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

1.  Basis of Presentation and Description of Business

Basis of Presentation—The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway LLC and subsidiaries a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries (SMIP), Oil-Chem Research Corp. (ORC), Speedway Media LLC d/b/a Racing Country USA (RCU), SoldUSA, Inc., Speedway Funding LLC, and Speedway Holdings, Inc. (collectively, the Company).

Naming Rights—In June 2002, the Company entered into a ten-year naming rights agreement whereby Sears Point Raceway was renamed Infineon Raceway for gross fees aggregating approximately $34,600,000 over the agreement term. In 1999, the Company entered into a naming rights agreement whereby Charlotte Motor Speedway was renamed Lowe’s Motor Speedway for gross fees aggregating approximately $35,000,000 over a ten-year agreement term. The agreements specify, among other things, that essentially all promotional signage, souvenirs, marketing and other associated materials, formerly bearing Sears Point Raceway or Charlotte Motor Speedway insignia, be renamed Infineon Raceway and Lowe’s Motor Speedway, respectively. Annual contracted fee revenues, and associated expenses, are recognized as associated events are held each year in accordance with the respective agreement terms.

Long-Term Management Contract and Asset Sale—Certain Company subsidiaries and Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) executed a long-term food and beverage management agreement and an asset purchase agreement in November 2001, which closed in February 2002. The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s six speedways and other outside venues beginning February 2002. These services were previously provided by the Company’s subsidiary SMI Properties. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The management contract period is initially ten years with a renewal option for an additional ten-year period. The Levy Group also purchased certain food and beverage machinery and equipment of SMIP for approximately $10,000,000 in cash, which approximated net book value as of December 31, 2001. See Note 4 “Property Held For Sale” for additional information related to assets sold.

Current Year Business Acquisition (see Description of Business)—In November 2002, the Company acquired certain tangible and intangible assets and operations of Sports Design, Inc. for approximately $950,000 in cash, notes receivable and other liabilities, which is now operated as SMI Trackside LLC. The acquisition was accounted for using the purchase method, and the results of operations after acquisition are included in the Company’s consolidated statements of income. The acquisition was not significant and, therefore, unaudited pro forma financial information is not presented.

The purchase price was allocated to assets and liabilities acquired at their estimated fair market values at acquisition date. The Company is presently finalizing this initial allocation, including the identification of intangible assets acquired, if any. As such, the purchase price allocation is preliminary. However, based on current information, management does not believe the final purchase price allocation will materially differ from that used in the accompanying December 31, 2002 balance sheet.

Current Year Discontinued Operations and Disposal of Business—In March 2002, the Company committed to a formal plan to discontinue and dispose of the operations of SoldUSA due to continuing difficult market conditions for internet auction and e-commerce companies. Disposal occurred in the second quarter 2002. Certain SoldUSA net assets, which totaled approximately $1,514,000 as of March 31, 2002, were transferred to the previous owner in exchange primarily for elimination of a $1,069,000 note payable owed by the Company for acquiring SoldUSA. Losses from SoldUSA’s discontinued operations were $99,000, $817,000, and $1,345,000, after income taxes of $64,000, $529,000, and $870,000, in 2002, 2001 and 2000. Total SoldUSA revenues amounted to $249,000 in 2002, $685,000 in 2001, and $1,056,000 in 2000. Losses on disposal approximating $587,000, after income taxes of $381,000, were recognized in 2002. See Note 2 on goodwill impairment recognition associated with SoldUSA.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description of Business—AMS owns and operates a 1.54-mile lighted, banked, asphalt quad-oval superspeedway, and a 2.47-mile road course, located on approximately 820 acres in Hampton, Georgia. AMS currently hosts two major National Association for Stock Car Auto Racing (NASCAR) Winston Cup Series events annually, and one NASCAR-sanctioned Busch Series race and one Automobile Racing Club of America (ARCA) race, each of which precedes a Winston Cup event. AMS also hosts motorsports related events such as auto, truck and motorcycle shows, as well as rents the racetrack throughout the year for driving schools, automobile testing and other activities. AMS has constructed 46 condominiums overlooking its speedway and is currently marketing two remaining unsold condominiums.

BMS owns and operates a one-half mile lighted, 36-degree banked concrete oval speedway, and a one-quarter mile modern, lighted dragway, located on approximately 650 acres in Bristol, Tennessee. BMS currently hosts two major NASCAR Winston Cup events annually, two Busch Series races, and one Craftsman Truck Series race (new for 2003), each preceding a Winston Cup event. BMS also currently hosts an annual National Hot Rod Association (NHRA) sanctioned Nationals racing event and other bracket racing events, as well as various auto shows.

IR, formerly known as Sears Point Raceway (see “Naming Rights” above), located on approximately 1,600 acres in Sonoma, California, owns and operates a renowned 2.52-mile, twelve-turn asphalt road course, a one-quarter mile modern, lighted dragway, and a modern expansive industrial park. IR currently hosts one major NASCAR Winston Cup racing event annually. IR also annually promotes a NASCAR-sanctioned Winston Southwest Series, a NHRA-sanctioned Nationals, as well as American Motorcycle Association (AMA) Series, American LeMans and Sports Car Club of America (SCCA) racing events. The racetrack is rented throughout the year by various organizations, including the SCCA, driving schools, major automobile manufacturers, and other car clubs. The Company’s multi-year major reconfiguration and modernization of IR was substantially completed in 2002 (see Note 4).

LVMS owns and operates a 1.5-mile lighted, asphalt quad-oval superspeedway, a one-quarter mile modern, lighted dragway, a  4/10-mile, modern, lighted dirt track, and several other on-site race tracks, located on approximately 1,030 acres in Las Vegas, Nevada. LVMS currently promotes several annual NASCAR-sanctioned racing events, including a Winston Cup Series, Busch Series, Craftsman Truck Series, and two Winston West Series, racing events. LVMS currently promotes two annual NHRA-sanctioned Nationals events, as well as other NHRA and bracket drag racing events. LVMS also annually promotes World of Outlaws (WOO), drag racing, and various other motorsports events at its on-site paved and dirt tracks. The racetrack is also rented throughout the year for motorsports related activities such as driving schools and automobile testing.

LMS owns and operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a  4/10-mile, modern, lighted dirt track, a 2.25-mile road course, and several other on-site race tracks, located on approximately 1,130 acres in Concord, North Carolina. LMS currently hosts three major NASCAR Winston Cup events annually, and two Busch and two ARCA Series races, and one Craftsman Truck Series race (new for 2003), each preceding a Winston Cup event. LMS also promotes WOO, AMA, and various other motorsports events throughout the year. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. LMS constructed 52 condominiums overlooking the main speedway, all of which have been sold.

LMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Speedway Club, which generates rental, membership, catering and dining revenues.

TMS, located on approximately 1,490 acres in Fort Worth, Texas, operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a  4/10-mile, modern, lighted dirt track, and a 2.48-mile road course. TMS currently promotes one major NASCAR Winston Cup event annually, preceded by a Busch Series racing event, as well as two NASCAR-sanctioned Craftsman Truck and two IRL Series racing events. TMS also annually promotes WOO, AMA Series, and other racing events. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. TMS has constructed 76 condominiums above turn two overlooking the speedway, 71 of which have been sold or contracted for sale as of December 31, 2002.

TMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Texas Motor Speedway Club, which generates rental, membership, catering and dining revenues.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SMIP provides event souvenir merchandising services, and receives commissions for food, beverage and hospitality catering services provided by the Levy Group, to each of the Company’s speedways and to other third party sports-oriented venues. See “Long-Term Management Contract and Asset Sale” above.

Motorsports By Mail (MBM), a wholly-owned subsidiary of SMIP, is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel.

ORC produces an environmentally-friendly, metal-energizer that is promoted and distributed by direct-response and other advertising to wholesale and retail customers.

RCU is a nationally-syndicated radio show with racing-oriented programming.

SMI Trackside (SMIT), a wholly-owned subsidiary of SMIP, provides event souvenir merchandising services at the Company’s and other third-party speedway venues, and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel.

Wild Man Industries (WMI), a division of SMIP, is a screenprinting and embroidery manufacturer and distributor of wholesale and retail apparel.

600 Racing, a wholly-owned subsidiary of LMS, developed, operates and is the official sanctioning body of the Legends Racing Circuit. 600 Racing also manufactures and sells 5/8-scale cars (Legends Cars) modeled after older-style coupes and sedans, a line of smaller-scale cars (the Bandolero), and a recently released line (the Thunder Roadster) modeled after older-style roadsters, with all three lines hereafter collectively referred to as “Legends Cars”.

2.    Significant Accounting Policies

Principles of Consolidation—All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue and Expense Recognition—The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. Admissions revenue consists of ticket sales. Event related revenue consists of amounts received from sponsorship fees, naming rights fees, food and beverage commissioned sales, souvenir sales, promotional and hospitality revenues, luxury suite rentals, broadcasting rights other than NASCAR broadcasting revenue, track rentals, and other event and speedway related revenue. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. Other operating revenue consists of Speedway Clubs’ catering and membership income, Legends Car and parts sales, and industrial park rentals, MBM, Oil-Chem, WMI and certain SMIP revenues.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. Direct expense of events principally includes cost of souvenir sales (and food and beverage sales prior to the Levy Group management contract in 2002), non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising and outside event support services. NASCAR purse and sanction fees are paid to NASCAR for associated events held at the Company’s speedways. Other direct operating expense includes the cost of Speedway Clubs, Legends Car, industrial park rental, MBM, Oil-Chem, WMI and certain SMIP revenues.

The Company recognizes admissions, NASCAR broadcasting and other event related revenues when an event is held. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies. Deferred race event income relates to upcoming scheduled events. If circumstances prevent a race from being held during a racing season, advance revenue generally is refundable and all deferred direct event expenses are immediately recognizable except for race purses and sanctioning fees which would be refundable from NASCAR or other sanctioning bodies. Management believes this accounting policy results in appropriate recognition of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The new long-term Levy Group food and beverage management agreement (see Note 1) affects the Company’s reporting of operating profits associated with food, beverage and hospitality catering activities. Beginning in 2002, the Company’s operating profits from such activities provided by the Levy Group are reported as net event related revenue and net other operating revenue. For 2001 and 2000, revenues and expenses associated with those services previously provided by SMIP are included in event related revenue, other operating revenue, direct expense of events, other direct operating expense and general and administrative expense.

Impact of New Accounting Standards—The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 specifies, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead evaluated for possible impairment at least annually. Under SFAS No. 142, the Company ceased amortizing goodwill, including goodwill from past business combinations, and periodically assesses goodwill at the reporting unit level for possible impairment. Such assessment is performed annually as of April 1 or when events or circumstances indicate possible impairment may have occurred. The Company has assessed the effects of SFAS No. 142 for possible initial goodwill impairment under transitional rules. See “Accounting Change—Goodwill and Other Intangible Assets” below for the effects and other information on adopting SFAS No. 142.

The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” as of January 1, 2002. SFAS No. 144 specifies, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of SFAS No. 144 had no significant impact on the Company’s financial statements as of January 1, 2002. The Company accounted for the disposal of SoldUSA and the replacement of certain BMS property under the requirements of SFAS No. 144 (see Note 1—“Current Year Discontinued Operations and Disposal of Business”).

In April 2002, SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections” was issued. SFAS No. 145, among other things, eliminates FASB Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt” which required gains and losses from debt extinguishments to be aggregated and, if material, classified as an extraordinary item net of associated income tax effects, and also eliminates the exception to applying Accounting Principles Board (APB) Opinion No. 30. As such, gains and losses from debt extinguishments should be classified as extraordinary items only if they meet certain criteria in APB Opinion No. 30. Such criteria distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria of APB Opinion No. 30 for classification as an extraordinary item. As further discussed in Note 5, the Company applied the provisions of SFAS No. 145 in accounting for the early redemption of its convertible subordinated debentures in April 2002.

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

In November 2002, FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued which, among other things, expands guarantor financial statement disclosures about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies” relating to guarantees and is effective as of December 31, 2002. At this time, FIN 45 does not significantly impact the Company’s financial statements or disclosures, nor is expected to significantly impact future results of operations or financial position.

In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123” was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As further discussed in “Stock-Based Compensation” below, the Company applied the disclosure provisions of SFAS No. 148 in these consolidated financial statements and accompanying notes.

In January 2003, FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (VIE) and determining when assets, liabilities, noncontrolling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of FIN 46 became effective upon issuance. Based on preliminary assessment at this time, FIN 46 is not expected to significantly impact the Company’s financial statements or future results of operations.

Segment Disclosures—The Company periodically evaluates the possible effects of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” on its financial statement disclosures. The Company’s motorsports related operations comprise one operating segment, and encompass all admissions, event related, NASCAR broadcasting, and certain other operating revenues and associated expenses. Other Company operations comprising non-motorsports related activities presently are not significant relative to those of motorsports related operations. As such, at this time, SFAS No. 131 continues to have no effect on the Company’s financial statement disclosures.

Accounting Change For Goodwill and Other Intangible Assets—In adopting SFAS No. 142 “Goodwill and Other Intangible Assets”, the Company ceased amortizing goodwill and other intangible assets and has assessed initial impairment under transitional rules as of January 1, 2002. As such, amortization expense of $1,734,000 on goodwill and other intangible assets recorded as of December 31, 2001 was not reflected in 2002. The fair value of goodwill and other intangibles for each reporting unit of the Company was assessed primarily using expected present value of future cash flows and corroborated by quoted market prices or comparable transactions where available or applicable.

Such impairment assessment indicated that goodwill associated with Oil-Chem of $3,815,000 and SoldUSA of $755,000, both non-motorsports related reporting units of the Company, was impaired under the new accounting guidelines. Oil-Chem and SoldUSA continued to incur operating losses in difficult market conditions, and Federal Trade Commission litigation with Oil-Chem continued (see Note 9). In accordance with the provisions of SFAS No. 142, the Company recorded these impairments as a change in accounting principle as of January 1, 2002. The non-cash cumulative effect of the accounting change reduced fiscal year 2002 net income by $4,273,000, after income taxes of $297,000, and basic and diluted earnings per share by $0.10. Goodwill associated with Oil-Chem is not deductible for tax reporting purposes and represents a permanent difference for which current or deferred income tax liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff.

All remaining goodwill and other intangible assets, after the impairment loss recognition, are associated with the Company’s motorsports related operating segment and are not subject to amortization. As of December 31, 2002 and 2001, these intangible assets had carrying values aggregating approximately $52,000,000, including other intangible assets of approximately $2,900,000 associated with race event sanctioning arrangements and relationships. At December 31, 2002 and 2001, associated accumulated amortization was $8,399,000 and $9,168,000. There have been no events or circumstances which might indicate possible impairment of goodwill and other intangible assets as of December 31, 2002. See Pro Forma Amounts on Consolidated Income Statement below for the effects of adopting SFAS No. 142 and retroactive application for excluding goodwill and other intangible assets amortization in 2001 and 2000.

Accounting Change For Club Membership Fees—The Company reassessed and changed its revenue recognition policies for Speedway Club membership fees in 2000 under the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101 “Revenue Recognition in Financial Statements”. The LMS and TMS Speedway Clubs have sold extended memberships since their opening which entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments.

Before the change, net revenues from membership fees were recognized as income when billed and associated expenses were incurred. Under the new policy, net membership revenues are deferred when billed and amortized into income over an estimated average membership term of ten years. The cumulative effect of the accounting change as of

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 1, 2000 reduced fiscal year 2000 net income by $1,257,000 after income taxes of $824,000, and basic and diluted earnings per share by $0.03.

Pro Forma Amounts on Consolidated Income Statement—The following schedule reconciles pro forma income from continuing operations, net income and earnings per share amounts on the consolidated income statement, including disclosures required under SFAS No. 142. Pro forma amounts reflect the effect of retroactive application for excluding after-tax goodwill and other intangible assets amortization in 2001 and 2000 prior to adoption of SFAS No. 142, the cumulative effect of the accounting change for goodwill impairment recognized in 2002, and the cumulative effect of the accounting change for net Speedway Club membership fees recognized in 2000, had the new methods been in effect for all periods presented.

	2002	2001	2000
	(in thousands, except per share amounts)
Net income as previously reported for 2001 and 2000	$56,216	$57,592	$46,875
Loss from operations and disposal of discontinued business (Note 1)	686	817	1,345

Income from continuing operations	56,902	58,409	48,220
Amortization expense, net of taxes of $682 for 2001 and $681 for 2000	—	1,052	1,050
Cumulative effect of accounting change	4,273	—	1,257

Pro forma income from continuing operations	61,175	59,461	50,527
Loss from operations and disposal of discontinued business (Note 1)	(686)	(817)	(1,345)

Pro forma net income	$60,489	$58,644	$49,182

Basic Earnings Per Share:
As previously reported for 2001 and 2000	$1.33	$1.38	$1.13
Discontinued operations	0.01	0.02	0.03

Continuing operations	1.34	1.40	1.16
Amortization expense, net of tax	—	0.02	0.02
Cumulative effect of accounting change	0.10	—	0.03

Pro forma earnings per share from continuing operations	1.44	1.42	1.21
Discontinued operations	(0.01)	(0.02)	(0.03)

Pro forma earnings per share	$1.43	$1.40	$1.18

Diluted Earnings Per Share:
As previously reported for 2001 and 2000	$1.32	$1.34	$1.10
Discontinued operations	0.01	0.02	0.03

Continuing operations	1.33	1.36	1.13
Amortization expense, net of tax	—	0.02	0.02
Cumulative effect of accounting change	0.10	—	0.03

Pro forma earnings per share from continuing operations	1.43	1.38	1.18
Discontinued operations	(0.01)	(0.02)	(0.03)

Pro forma earnings per share	$1.42	$1.36	$1.15

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at financial statement dates, and reported amounts of revenues and expenses. Such significant estimates include (i) recoverability of property held for sale, property and equipment, and goodwill and other intangible assets, (2) depreciable lives for property and equipment, (3) accounting for income taxes and (4) accruals for litigation and other contingencies. Actual future results could differ from those estimates.

Cash and Cash Equivalents—The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of commercial paper, municipal bond and United States Treasury securities.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable—Accounts receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2002	2001	2000
Balance, beginning of year	$1,749	$1,351	$951
Bad debt expense	868	1,308	1,134
Actual write-offs, net of specific accounts recovered	(526)	(910)	(734)

Balance, end of year	$2,091	$1,749	$1,351

Inventories—Inventories consist of souvenirs and finished vehicles determined on a first-in, first-out basis, and apparel, metal-energizer, and parts and accessories product costs determined on an average current cost basis, and all inventories are stated at the lower of cost or market.

Property and Equipment—Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets (see Note 4). Expenditures for repairs and maintenance are charged to expense when incurred. Construction in progress includes all direct costs and capitalized interest on fixed assets under construction. Under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, management periodically evaluates long-lived assets for possible impairment based on expected future undiscounted operating cash flows attributable to such assets.

In connection with the development and completed construction of TMS in 1997, the Company entered into arrangements with the FW Sports Authority, a non-profit corporate instrumentality of the City of Fort Worth, Texas, whereby the Company conveyed the speedway facility, excluding its on-site condominiums and office and entertainment complex, to the sports authority and is leasing the facility back over a 30-year period. Because of the Company’s responsibilities under these arrangements, the speedway facility and related liabilities are included in the accompanying consolidated balance sheets.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets represent the excess of business acquisition costs over the fair value of net assets acquired. As of January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” which provides for nonamortization of goodwill and expanded impairment testing—see “Impact of New Accounting Standards” above. Prior to adoption of SFAS No. 142, goodwill and other intangible assets were amortized on a straight-line basis principally over 40 years for speedway acquisitions and 10 to 15 years for others.

Marketable Equity Securities—The Company’s marketable equity securities are included in other noncurrent assets and are classified as “available for sale” as they are not bought and held principally for the purpose of near-term sale. Accordingly, these securities are reported at fair value, with temporary unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of stockholders’ equity. Management intends to hold these securities through at least fiscal 2003, and accordingly, they are reflected as noncurrent assets. Realized gains and losses on sales of marketable equity securities are determined using the specific identification method.

At December 31, 2002 and 2001, the fair value of marketable equities securities was $313,000 and $718,000. Valuation allowances reflected as a charge to stockholders’ equity to reduce the carrying amount of long-term marketable equity securities to market value as of December 31, 2002 and 2001 consisted of (in thousands):

	2002	2001
Gross unrealized losses	$37	$153
Income tax benefit	(15)	(61)

Net	$22	$92

Marketable equity securities with fair value declines assessed as other than temporary resulted in recognized pretax losses of $554,000 in 2001. There were no such losses recognized in 2002 or 2000. Sales of marketable equity securities resulted in realized losses of $134,000 in 2002, realized gains of $303,000 in 2001, and realized losses of $7,000 in 2000. Such gross recognized losses and gross realized gains and losses are reflected net as corresponding reclassification adjustments in other comprehensive loss for the respective periods.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Financing Costs—Deferred financing costs are included in other noncurrent assets and amortized over the associated debt terms. Deferred financing costs of $12,811,000 and $13,997,000 are reported net of accumulated amortization of $6,948,000 and $6,521,000 at December 31, 2002 and 2001. See Note 5 for related information on redemption of convertible subordinated debentures in 2002.

Deferred Income—Deferred income as of December 31, 2002 and 2001 consists of (in thousands):

	2002	2001
TMS Preferred Seat License fees, net	$8,890	$9,992
Deferred Speedway Club membership income	3,949	3,653
Other	1,251	1,521

Total	$14,090	$15,166

TMS offers Preferred Seat License (PSL) agreements whereby licensees are entitled to purchase annual TMS season-ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season-ticket packages when and as offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket and are transferable once each year subject to certain terms and conditions. Also, licensees are not entitled to refunds for postponements or cancellation of events due to weather or certain other conditions. Net PSL fees are deferred when received and amortized into income over the estimated useful life of TMS’s facility or recognized upon license agreement termination.

The LMS and TMS Speedway Clubs sell extended memberships which entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments. Net membership revenues are deferred when billed and amortized into income over an estimated average membership term of ten years. Net membership income, before income taxes, recognized for these memberships was $850,000 in 2002, $669,000 in 2001, and $674,000 in 2000.

Certain TMS condominium sales contracts provided buyers the right to require Company repurchase within three years from the purchase date. Gain recognition was deferred until the buyer’s right expired. All such buyer rights expired in 2001. Aggregate gains approximating $2,259,000, before income taxes, were recognized in 2001 upon expiration of such buyer rights and are included in other income. There were no such gains recognized in 2002 or 2000.

Advertising Expenses—Event related advertising costs are expensed when an event is held and included principally in direct expense of events. Non-event related advertising costs, including direct-response advertising once primary media promotion has commenced, are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $15,102,000 in 2002, $16,385,000 in 2001, and $21,187,000 in 2000. There were no direct-response advertising costs deferred at December 31, 2002 or 2001.

Cancelled CART Race Settlement, Net—A major Championship Auto Racing Teams (CART) racing event originally scheduled at TMS in April 2001 was not conducted as a result of a decision made by CART’s sanctioning body. The Company offered refunds of paid tickets and certain other event revenues. In October 2001, Company legal action against CART claiming negligence and breach of contract was settled for approximately $5.0 million, representing recovery of associated sanction fees, race purse, various expenses, lost revenues and other damages. The CART settlement is reflected net of associated race event costs of approximately $3.6 million in 2001.

Concession Contract Rights Resolution—In 1996, the Company acquired certain tangible and intangible assets and the operations of IR. At that time, a third party enjoyed the contract rights to provide event food, beverage and souvenir merchandising services at IR whose original contract was to expire in 2004. Since 1998, the Company’s SMIP subsidiary has provided such services. In September 2000, the Company reacquired such contract rights for approximately $3.2 million, including legal and other transaction costs. Management anticipates the present value of estimated net future benefits under the contract rights as of the resolution date exceeded its costs.

Income Taxes—The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming realization and settlement at amounts reported in the financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation (see Note 10)—The Company continues to account for stock-based employee compensation using APB Opinion No. 25 “Accounting for Stock Issued to Employees” which recognizes compensation cost based on the intrinsic value of equity instruments awarded as permitted under SFAS No. 123 “Accounting for Stock-Based Compensation”. All stock options granted under the Company’s 1994 Stock Option Plan and the Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. As such, no compensation cost has been reflected in net income for these plans.

As discussed above in “Impact of New Accounting Standards”, the Company has applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123”. The following schedule illustrates the pro forma effect on net income and earnings per share had compensation cost for stock options been determined using the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	2002	2001	2000
Net income as reported	$56,216	$57,592	$46,875
Less: Stock-based compensation expense determined using fair value method, net of taxes	(1,278)	(2,829)	(3,244)

Pro forma net income	$54,938	$54,763	$43,631

Basic Earnings Per Share:
As reported	$1.33	$1.38	$1.13

Pro forma	$1.30	$1.31	$1.05

Diluted Earnings Per Share:
As reported	$1.32	$1.34	$1.10

Pro forma	$1.29	$1.28	$1.03

The fair value of each option grant for both stock option plans is estimated on grant date using the Black-Scholes option-pricing model using the following assumptions:

	2002	2001	2000
Options granted	350,000	505,000	515,000
Weighted average grant-date fair values	$6.17	$9.24	$10.38
Expected volatility	33.3%	49.1%	50.1%
Risk-free interest rates	2.5%	4.0%	6.0%
Expected lives (in years)	3.0	5.0	3.0
Dividend yield	1.1%	—	—

The model reflects that dividends were declared in 2002 (see Note 6) and no dividends were declared in 2001 or 2000.

Fair Value of Financial Instruments—Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Marketable equity securities are carried at fair value. Notes receivable and bank revolving credit facility borrowings are frequently repriced variable interest rate financial instruments, and therefore, carrying values approximate fair value. Fixed rate 5.75% convertible subordinated debentures were fully redeemed in April 2002 (see Note 5). Fixed rate 8.5% senior subordinated notes have carrying and fair values as of December 31, 2002 and 2001 as follows (in thousands):

	Carrying Value		Fair Value
	2002	2001	2002	2001
Senior subordinated notes payable	$251,946	$252,367	$260,000	$256,250

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts and notes receivable, and marketable equity securities. The Company places its cash and cash equivalents with major high-credit qualified financial institutions, limiting its exposure to concentrations of credit risk. Concentrations of credit risk with respect to accounts receivable are limited due to the large numbers and wide variety of customers and customer industries, and their broad geographical dispersion. The Company generally requires sufficient collateral equal or exceeding note amounts, or accepts notes from high-credit quality companies or high net-worth individuals, limiting its exposure to credit risk. Concentrations of credit risk with respect to marketable equity securities are limited through portfolio diversification.

Reclassifications—Certain prior year accounts were reclassified to conform with current year presentation.

3.    Inventories as of December 31, 2002 and 2001 consist of (in thousands):

	2002	2001
Souvenirs and apparel	$10,217	$8,882
Finished vehicles, parts and accessories	4,523	5,289
Oil lubricant and other	2,015	2,937

Total	$16,755	$17,108

4.    Property Held For Sale and Property and Equipment

Property Held For Sale as of December 31, 2002 and 2001 consists of (in thousands):

	2002	2001
Land for development	$12,252	$12,180
Machinery and equipment under sales contract	—	10,003
Speedway condominiums held for sale	3,961	4,202

Total	$16,213	$26,385

Land For Development—In December 2001, management foreclosed on and obtained ownership of property previously collateralizing past due notes receivable, including accrued interest, with carrying values aggregating $12,180,000. Independent appraised fair value less estimated selling costs supported reflecting the property based on note carrying values at foreclosure. The increase in carrying value at December 31, 2002 reflects additional transaction costs. Management is in the process of developing and marketing the property for sale.

Machinery and Equipment Under Sales Contract—Certain machinery and equipment of SMIP was sold under an asset purchase contract executed in November 2001, which closed in February 2002 (see Note 1—“Long-Term Management Contract and Asset Sale”). The sales price of $10,003,000 approximated net book value as of December 31, 2001. As such, machinery and equipment with historical cost and accumulated depreciation of approximately $14,629,000 and $4,626,000, respectively, was classified as property held for sale in the December 31, 2001 consolidated balance sheet.

Speedway Condominiums Held for Sale—The Company has constructed 46 condominiums at AMS and 76 condominiums at TMS, of which 44 and 71, respectively, have been sold or contracted for sale as of December 31, 2002. Speedway condominiums held for sale are recorded at cost, and represent two condominiums at AMS and five substantially completed condominiums at TMS which are being marketed.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment as of December 31, 2002 and 2001 is summarized as follows (dollars in thousands):

	Estimated Useful Lives	2002	2001
Land and land improvements	5-25	$247,493	$218,959
Racetracks and grandstands	5-45	464,975	432,740
Buildings and luxury suites	5-40	250,293	236,227
Machinery and equipment	3-20	30,100	26,977
Furniture and fixtures	5-20	17,123	17,641
Autos and trucks	3-10	6,537	5,418
Construction in progress		29,003	33,251

Total		1,045,524	971,213
Less accumulated depreciation		(188,378)	(158,059)

Net		$857,146	$813,154

Construction In Progress—At December 31, 2002, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at its speedways. The Company’s multi-year reconfiguration and modernization of IR’s facilities was substantially finished in 2002, with completion presently scheduled for 2003. In 2002, the Company began construction of new permanent grandstand seats and luxury suites at BMS, featuring new stadium-style seating, outstanding views, convenient elevator access and popular food courts. Completion of BMS’s expansion is presently scheduled for 2003. In 2003, the Company plans to begin construction of approximately 15,000 new permanent seats at LVMS, completion of which is presently scheduled for 2004. Similar to 2002, the Company plans to continue expanding concessions, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans at several speedways. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at Company speedways, particularly IR. The estimated aggregate cost of capital expenditures in 2003 is expected to approximate $55,000,000.

Other Information—Fully depreciated assets relieved from property and equipment amounted to approximately $4,100,000 in 2000. Fully depreciated assets relieved from property and equipment in 2002 and 2001 were not significant. Depreciation expense amounted to $31,587,000 in 2002, $31,315,000 in 2001, and $29,286,000 in 2000.

5.    Long-term Debt

Long-term debt as of December 31, 2002 and 2001 consists of (in thousands):

	2002	2001
Revolving bank credit facility	$90,000	$90,000
Senior subordinated notes	251,946	252,367
Convertible subordinated debentures (redeemed in 2002)	—	53,694
Other notes payable	279	1,252

Total	342,225	397,313
Less current maturities.	(156)	(1,228)

	$342,069	$396,085

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual maturities of long-term debt at December 31, 2002 are (in thousands):

2003	$156
2004	90,110
2005	12
2006	—
2007	251,947

$342,225

Bank Credit Facility—In May 1999, the Company obtained a long-term, secured, senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender (the Credit Facility). The Credit Facility has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, unused commitment fee of 0.2%, matures in May 2004, and is secured by pledged capital stock and other equity interests of all material Company subsidiaries. The Company also agreed not to pledge its assets to any third party. At December 31, 2002, outstanding letters of credit amounted to $722,000.

Interest is based, at the Company’s option, upon (i) LIBOR plus .75% to 1.25% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus .5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, among other items, the Company is required to meet certain financial covenants, including specified levels of net worth and ratios of (i) debt to EBITDA and (ii) earnings before interest and taxes (EBIT) to interest expense. The Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without lender consent, and limits the Company’s consolidated capital expenditures to amounts not to exceed $125 million annually and $500 million in the aggregate over the loan term. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, transactions with affiliates, guaranties, asset sales, investments, dividends, distributions and redemptions. The Company was in compliance with all loan covenants as of December 31, 2002.

Senior Subordinated Notes—The Company issued, in two separate transactions, an aggregate principal amount of $250,000,000 of 8  1/2% senior subordinated notes due 2007 (the Senior Notes). The Senior Notes are unsecured, mature in August 2007, and are redeemable at the Company’s option after August 15, 2002. Semi-annual interest payments are due February 15 and August 15. The Senior Notes are subordinated to all present and future senior secured indebtedness of the Company. Redemption prices in fiscal year periods ending August 15 are 102.83% in 2003, 101.42% in 2004, and 100% in 2005 and thereafter.

The Indentures governing the Senior Notes, which are substantially identical, contain certain specified restrictive and required financial covenants. The Company has agreed not to pledge its assets to any third party except under certain limited circumstances. The Company also has agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guaranties, asset sales, investments, dividends, distributions and redemptions. The Indentures and Credit Facility agreements contain cross-default provisions. The Company was in compliance with all loan covenants as of December 31, 2002.

Convertible Subordinated Debentures and Loss on Early Redemption in 2002—In 1996, the Company issued 5  3/4% convertible subordinated debentures in the aggregate principal amount of $74,000,000. In 2001, debentures aggregating $12,306,000 in principal were repurchased substantially at par. In 2000, debentures aggregating $8,000,000 in principal were repurchased at a discount resulting in a $460,000 gain, net of income taxes, which is included in other income due to immateriality. At December 31, 2001, the Company had outstanding convertible subordinated debentures aggregating $53,694,000. On April 19, 2002, the Company redeemed all such outstanding convertible debentures at 101.64% of par value.

The April 2002 debt redemption was accounted for under SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections”, which is further discussed in Note 2. In applying SFAS No. 145, the Company determined the transaction did not meet the criteria for classification as an extraordinary item. As such, the redemption premium, associated unamortized net deferred financing costs and

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction costs totaling approximately $1,237,000, before income taxes of $486,000, have been reflected as a charge to earnings in 2002. The charge reduced basic and diluted earnings per share for 2002 by $0.01. The redemption was funded entirely from available cash and cash investments on hand. Prior to redemption, semi-annual interest payments were due March 31 and September 30. The debentures were unsecured, convertible into common stock at the holder’s option at $31.11 per share until maturity in September 2003, and redeemable at the Company’s option at various redemption prices. At December 31, 2001 and 2000, 1,726,000 and 2,122,000 shares of common stock were issuable upon conversion (see Note 6).

Subsidiary Guarantees—Amounts outstanding under the Credit Facility and Senior Notes are guaranteed by all of the Company’s wholly-owned subsidiaries except for one minor wholly-owned subsidiary. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations.

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2002	2001	2000
Gross interest costs	$26,059	$30,841	$34,494
Less: capitalized interest costs	(2,335)	(2,386)	(2,912)

Interest expense	23,724	28,455	31,582
Interest income	(2,525)	(4,139)	(4,509)

Interest expense, net	$21,199	$24,316	$27,073

Weighted-average interest rate on borrowings under bank revolving credit facility	2.4%	5.0%	7.6%

Interest Rate Swap—The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize combinations of variable and fixed interest rate debt. In June 2001, the Company entered into an interest rate swap transaction with a financial institution that provided variable interest rate features on certain fixed rate senior subordinated debt obligations. The agreement provided that the Company pay a variable interest rate based on LIBOR, and that the Company receive a fixed interest rate of 5.9%, on a principal notional amount of $125,000,000. The swap was designated as a cash flow hedge of the underlying fixed rate debt obligation, and met the conditions for assuming no ineffectiveness using the short-cut method under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. In September 2001, the swap agreement was terminated and settled with a $1,600,000 net payment to the Company. The $1,600,000 net payment was deferred when received and is being amortized into income as a yield adjustment to interest expense over the underlying hedged debt term through August 2007. Interest expense reflects adjustments totaling $270,000 in 2002 and $79,000 in 2001.

6.    Capital Structure and Per Share Data

Preferred Stock—At December 31, 2002, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company’s Board of Directors. No preferred shares were issued or outstanding at December 31, 2002 or 2001.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per Share Data—Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt prior to redemption in April 2002 (see Note 5). Anti-dilutive common stock equivalents for stock options of 199,000 in 2002, 297,000 in 2001, and 404,000 in 2000 were excluded in computing diluted earnings per share. The following schedule reconciles basic and diluted earnings per share (in thousands except per share amounts):

	2002	2001	2000
Income from continuing operations before accounting changes	$61,175	$58,409	$49,477
Loss from operations and disposal of discontinued business, net of taxes (Note 1)	(686)	(817)	(1,345)

Income before accounting changes	60,489	57,592	48,132
Cumulative effect of accounting changes, net of taxes (Note 2)	(4,273)	—	(1,257)

Net income applicable to common stockholders	56,216	57,592	46,875
Dilution effect of assumed conversions – 5 3/4% Convertible debentures (Note 5)	507	1,901	2,321

Net income applicable to common stockholders and assumed conversions	$56,723	$59,493	$49,196

Weighted average common shares outstanding	42,114	41,753	41,663
Dilution effect of assumed conversions: Common stock equivalents—stock options	380	704	699
5 3/4% Convertible debentures (Note 5)	507	1,910	2,353

Weighted average common shares outstanding and assumed conversions	43,001	44,367	44,715

Basic Earnings Per Share:
Continuing operations before accounting changes	$1.44	$1.40	$1.19
Discontinued operations (Note 1)	(0.01)	(0.02)	(0.03)
Accounting changes (Note 2)	(0.10)	—	(0.03)

Basic earnings per share	$1.33	$1.38	$1.13

Diluted Earnings Per Share:
Continuing operations before accounting changes	$1.43	$1.36	$1.16
Discontinued operations (Note 1)	(0.01)	(0.02)	(0.03)
Accounting changes (Note 2)	(0.10)	—	(0.03)

Diluted earnings per share	$1.32	$1.34	$1.10

Declaration of Cash Dividend—On October 7, 2002, the Company’s Board of Directors approved an initial annual cash dividend of $0.30 per share of common stock which aggregated approximately $12,666,000 paid on November 14, 2002 to shareholders of record as of October 31, 2002. The dividend was funded entirely from available cash and cash investments on hand.

7.    Income Taxes

Components of the provision for income taxes are (in thousands):	2002	2001	2000
Current:
Federal	$14,160	$7,366	$6,371
State	4,181	2,243	2,303

	18,341	9,609	8,674

Deferred:
Federal	18,958	25,686	21,604
State	2,310	2,575	1,692

	21,266	28,261	23,296

Total	$39,609	$37,870	$31,970

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reconciliation of statutory federal and effective income tax rates is as follows:	2002	2001	2000
Statutory federal tax rate	35%	35%	35%
State and local income taxes, net of federal income tax effect	4	3	3
Goodwill impairment charge and other, net (Note 2)	2	1	1

Total	41%	39%	39%

Tax effects of temporary differences resulting in deferred income taxes are (in thousands):	2002	2001
Deferred tax liabilities:
Property and equipment	$156,263	$133,195
Expenses deducted for tax purposes and other	1,337	1,032

Subtotal	157,600	134,227

Deferred tax assets:
Income previously recognized for tax purposes	(3,406)	(636)
Stock option compensation expense	(296)	(468)
PSL and other deferred income recognized for tax purposes	(4,845)	(5,143)
State and federal net operating loss carryforwards	(3,891)	(3,284)
Alternative minimum tax credit	(22,834)	(22,618)

Subtotal	(35,272)	(32,149)
Less: Valuation allowance	276	—

Net deferred tax assets	(34,996)	(32,149)

Total net deferred tax liability.	$122,604	$102,078

As further discussed in Note 2, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, and recorded an impairment charge for goodwill associated with Oil-Chem of $3,815,000 and SoldUSA of $755,000 as a change in accounting principle as of January 1, 2002. The cumulative effect of the accounting change reduced 2002 net income by $4,273,000, after income taxes of $297,000. Goodwill associated with Oil-Chem is not deductible for tax reporting purposes and represents a permanent difference for which current or deferred income tax assets or liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff.

At December 31, 2002, the Company has approximately $115,289,000 of state net operating loss carryforwards which expire in 2003 through 2022, and approximately $22,834,000 of alternative minimum tax credits that do not expire. At December 31, 2002, a valuation allowance of $276,000 has been provided against deferred tax assets because management is unable to determine whether ultimate realization is more likely than not. No valuation allowance was recorded for 2001 based on management assessment of realization at that time.

8.    Related Party Transactions

Notes and other receivables from affiliates at December 31, 2002 and 2001 include $954,000 and $925,000 due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner, including accrued interest. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date and the underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at December 31, 2002 and 2001 include $8,980,000 and $6,238,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and expenses paid by the Company on behalf of the Chairman, and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to Mr. Smith that it would no longer make payments under the split-dollar life insurance trust arrangement for his benefit.

The Company has made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation, (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer for various corporate purposes. Notes and other receivables from affiliates at December 31, 2002 and 2001 include $6,224,000 and $6,957,000 due from Sonic Financial. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before 2004, have been classified as noncurrent assets in the accompanying consolidated balance sheet.

Notes and other receivables from affiliates at December 31, 2002 and 2001 include $295,000 and $440,000 due from a corporation which is a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. From time to time, the Company makes cash advances for various corporate purposes on behalf of the affiliate. The amount due is payable on demand, is collateralized by certain personal property, and because the Company does not anticipate or require repayment before 2004, has been classified in noncurrent assets in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and affiliate.

Amounts payable to affiliate at December 31, 2002 and 2001 consists of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMIP each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $197,000 in 2002, $143,000 in 2001, and $144,000 in 2000. Rent expense for SMIP approximated $195,000 in 2002, $111,000 in 2001, and $63,000 in 2000. The leases contain terms more favorable to the Company than would be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMIP, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties.

In 2002, LVMS purchased new vehicles for employee use from Nevada Dodge, a subsidiary of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $734,000. The Company believes the purchase terms approximate market value and are no less favorable than could be obtained in an arm’s-length transaction from an unrelated third party. In 2001, LVMS leased a fleet of new vehicles for use by its employees from Nevada Dodge for approximately $217,000. The Company believes these lease terms approximated market value and are no less favorable than could be obtained in an arm’s-length transaction from an unrelated third party.

Oil-Chem sold zMax oil lubricant product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $1,841,000 in 2002, $665,000 in 2001, and $389,000 in 2000. At December 31, 2002 and 2001, Oil-Chem had $83,000 and $94,000 due from SAI. These sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction from an unrelated third party.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SAI and its dealerships frequently purchase various apparel items, which are screenprinted or embroidered with SAI and dealership logos, for its employees as part of internal marketing and sales promotions. SAI and its dealerships purchase such items from several companies similar to WMI. Total purchases from WMI by SAI and its dealerships approximated $405,000 in 2002, $219,000 in 2001, and $160,000 in 2000. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

In connection with the supervision and management of significant construction and renovation projects at SAI dealerships in 2000, SAI paid approximately $110,000 to SMI in 2000 for project management services provided to SAI by six SMI employees with expertise in these areas. There were no significant project management services provided in 2002 or 2001. The Company believes the terms of providing these services to SAI are no less favorable than, and commensurate with, terms SMI could obtain for providing similar services in an arm’s-length transaction with an unrelated third party based on SMI’s national and regional experience in retaining third party project managers for various Company construction projects.

In January 2000, the Company sold the 1.4 million square-foot Las Vegas Industrial Park and 280 acres of undeveloped land to Las Vegas Industrial Park, LLC, an entity owned by the Company’s Chairman and Chief Executive Officer, for approximately $53.3 million paid in cash of $40.0 million and a note receivable of $13.3 million. The sales price approximated the Company’s net carrying value as of December 31, 1999 and selling costs. Notes and other receivables of $15,383,000 due from Las Vegas Industrial Park LLC, including accrued interest, were repaid in 2001. There were no amounts outstanding due at December 31, 2002 or 2001.

Interest expense accrued on amounts payable to, and interest income earned on amounts due from, affiliates for 2002 through 2002 is summarized as follows (in thousands):

	2002	2001	2000
Interest expense	$119	$270	$308
Interest income	861	1,933	1,568

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

On May 1, 1999, during the running of an IRL Series racing event at LMS, an on-track accident occurred that caused race debris to enter the spectator seating area. On February 13, 2001, the parents of Haley A. McGee filed a personal injury action related to this accident against SMI, LMS and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of their daughter, as well as the medical expenses incurred and wages lost by her parents. On April 23, 2001, we filed our answer in this action. The parties are presently engaged in discovery. We intend to defend ourselves and to deny the allegations of negligence as well as related claims for punitive damages. On April 24, 2002, Rodney Pyatte filed a personal injury action related to this accident against SMI, LMS and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of Rodney Pyatte, as well as the medical expenses incurred and wages lost. On June 24, 2002, the Company filed its answer in this action. The parties are presently engaged in discovery. The Company intends to defend itself and to deny the allegations of negligence as well as related claims for punitive damages.

On February 8, 2000, a lawsuit by Robert L. “Larry” Carrier against SMI and BMS was filed in the Chancery Court for Sullivan County, Tennessee. This suit alleges that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint seeks $15 million in compensatory and $60 million in punitive damages as well as injunctive relief. On October 11, 2002, the trial court entered a judgment against SMI and BMS for approximately $1.4 million in damages plus costs. On February 19, 2003, the court entered into an amended judgment awarding approximately $2.4 million to the plaintiff, and awarding BMS exclusive possession of the leased premises. A charge to earnings of approximately $2.4 million has been reflected in 2002 for the litigation. The plaintiff and the Company have appealed this judgment. The Company believes that the plaintiff’s claim is without merit and intends to pursue its rights to appeal vigorously.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

To date, individuals claiming injuries from the bridge failure on May 20, 2000, have filed a total of 40 separate lawsuits including one new lawsuit filed since the beginning of the fourth quarter 2002. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages.

The following plaintiffs have filed claims in this matter since May 2000 on the dates indicated:

Date Filed	LMS Bridge Collapse Plaintiffs	Date Filed	LMS Bridge Collapse Plaintiffs
5/31/00

Kenneth Michael Brown, Sandra D. Melton, Robert Morris Melton, Jr., Robert Christopher Melton, Cammie L. Yarborough, Charles Lynn Yarborough, Cammie Yarborough as parent and natural guardian of Alexandria V. Yarborough

4/23/01 5/1/01

Billy Ashburn, Teresa Ashburn and Shea Ashburn, a minor appearing by and through his Guardian Ad Litem, Eric C. Morgan; Jack Medlin and Anne Medlin; Deborah Lynn Ketner and Steve Ketner; John Nicola, Jr., Ellen Nicola and John Nicola, Sr.; Susan Ann Anderson

Kandi Tipton

8/24/00	Thomas A. Joyner, Jr. and Cathy B. Joyner	5/2/01	Michael Kevin Neal and Torene Rumfelt Neal
10/12/00	Bryan Heath Baker, Susan D. Baker, John A. Hepler, III, Tammy L. Hepler, Curtis D. Hepler and Patricia B. Hepler	5/14/01 5/30/01	Jack T. Blevins, Sr., Tina Louise Blevins and Bridget Repsher Jeff Hill and Jodi Hill
11/13/00	Richard F. Brenner and Eileen M. Brenner; William A. Malesich; Alexander Watson; Matthew T. Watson; David G. Yetter and Ruth M. Yetter	6/21/01 7/23/01	Cindy Taylor, Arthur M. Taylor and Brody Patrick Wright (a minor) Hurley Long and Pauline Long
12/4/00	Hugh E. Merchant and Dallas B. Merchant	8/27/01	Edwin L. King and Patricia C. King
12/18/00	Henry Stevenson Crawford and Carolyn E. Crawford; Michael L. Propes and Susan Propes	8/28/01 9/6/01	Scott A. Hansen and Pamela C. Hansen William R. Coltrane
12/27/00	James H. Merchant, Melissa K. Merchant, James Shelby Merchant and Melissa K. Merchant as parent and Guardian Ad Litem for Logan A. Merchant (a minor)	12/17/01 5/15/02	Mark Craven and Tim Roegge Clara Matthews and Alfred Matthews
2/16/01	Terrell Kearse, Deborah Kearse, Michael Kearse and Pam Kearse	6/28/02	John Wayne Malesich and Katlin Malesich
2/23/01	John Emery; Tracy Foster	8/28/02	John and Jolynn Hill; James and Jane Hill
3/21/01	Steven Gregory Southern; Susie O’Parrish	9/30/02	Matthew and Cathy Payne
3/29/01	Terry L. Dennie; Tammy L. Potter-Dennie	1/17/03	Nick Haralson and Michael Aquino

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Eight of these lawsuits were settled on or about August 29, 2002, and three lawsuits were settled in December 2002 and January 2003, with the claims being dismissed as to all defendants, including SMI and LMS. Management does not expect these settlements to have a material adverse effect on the Company’s financial position or future results of operations. Discovery is proceeding in the remaining cases. All of the state court lawsuits were consolidated before one judge and are pending in Mecklenburg County. The federal lawsuits are progressing under the same discovery plan that the parties are following in the consolidated state court lawsuits. The Company is vigorously defending itself and denies the allegations of negligence as well as the related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future.

On May 24, 2000, a Petition for Writ of Mandate, Declaratory Relief and Injunctive Relief was filed in the Superior Court of California, Sonoma County by Yellow Flag Alliance, Tony Lilly and Nancy Lilly against Sonoma County and Sonoma County Board of Supervisors. This action challenges the Sonoma County Board of Supervisors’ authorization of an IR renovation project. In particular, the petitioners claim that the County board failed to follow California statutes requiring environmental assessments of the IR project on issues such as noise, traffic, visual impairments, land use and zoning. Although neither SMI nor IR is named in the action, an adverse outcome could impact the Company’s ability to expand the IR facility to the extent previously planned. The Company believes that the Petition has no basis.

On August 23, 2000, a shareholder derivative complaint was filed against SMI and its directors in the Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. “Humpy” Wheeler, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack F. Kemp and Speedway Motorsports, Inc., alleges that in February 2000, SMI sold the Las Vegas Industrial Park – R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, the Company’s Chief Executive Officer, Chairman and majority stockholder, at less than these properties’ fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. Plaintiffs are seeking unspecified damages, the Company’s establishment of a system of internal controls and procedures, rescission of the transaction with Mr. Smith or, alternatively, unspecified rescissory damages from Mr. Smith, and plaintiff’s costs and attorney fees. The Company filed an answer denying the allegations of the complaint. The Company believes that the complaint has no basis and is defending the action vigorously. Discovery in the Crandon matter is ongoing.

On January 31, 2001, the Federal Trade Commission filed a complaint against SMI and our subsidiary, Oil-Chem, in the United States District Court, Middle District of North Carolina. The FTC sought to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to address alleged injury to customers. In March 2003, a settlement was reached resolving all FTC claims against SMI and Oil-Chem without any admission of liability by SMI and Oil-Chem. The FTC staff has confirmed the advertising claims SMI and Oil-Chem may make going forward and indicated that no compliance action would be merited as a result of such advertising claims. In order to avoid protracted litigation with the FTC, SMI and Oil-Chem, as a part of the settlement, will offer a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the terms of the settlement, the aggregate refund amount to be paid by SMI and Oil-Chem is not to exceed $1.0 million. The Company cannot presently estimate the amount of aggregate refund payments which might be made since the Company is unable to determine how many customers will affirmatively accept the Company’s offer before a 180-day deadline for acceptances.

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

On April 18, 2001, Cracker Barrel Old Country Store, Inc. filed a complaint against AMS, SMI, NASCAR and Fox Entertainment Group, Inc., in the United States District Court for the Middle District of Tennessee. Cracker Barrel alleges that AMS breached its sponsorship contract for the March 11, 2001 Cracker Barrel 500 Winston Cup event at AMS, and alleges that SMI tortiously interfered with this contract. Cracker Barrel contends that as a result of the sponsorship contract, it was entitled to receive certain exposure from the national broadcast of the race. The complaint seeks unspecified compensatory, treble and punitive damages, costs and attorney fees. On April 16, 2002, Cracker Barrel amended its complaint to include allegations of conspiracy. SMI and AMS deny the allegations. On November 22, 2002, the Court entered summary judgment in favor of all defendants and dismissed the case. The plaintiff has appealed to the United States Court of Appeals for the Sixth Circuit.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 13, 2002, Francis Ferko, as a shareholder of SMI, filed a lawsuit in the United States Federal Court for the Eastern District of Texas against NASCAR and International Speedway Corporation (“ISC”) alleging, among other things, that NASCAR and ISC unlawfully refused to award SMI a NASCAR Winston Cup Series race date at TMS. The plaintiff demands judgment against defendants NASCAR and ISC for a Winston Cup race date at TMS, monetary damages and other relief. The Company was named as a necessary party to the lawsuit, since the lawsuit is being brought on behalf of the Company by a shareholder. The Company has not asserted any claim in this matter, which is currently in discovery.

LMS’s property includes areas used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992, but LMS currently allows certain property to be used for land clearing and inert debris landfilling (“LCID”). Landfilling for construction and demolition debris (“C&D”) has ceased on the LMS property. The Company believes that its operations, including the landfills on its property, comply with all applicable federal, state and local environmental laws and regulations. The Company is not aware of any situation related to landfill operations which would adversely affect its financial position or future results of operations.

The Company is a party to other litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company’s financial condition or future results of operations.

10.    Stock Option Plans

1994 Stock Option Plan—The SMI Board of Directors and stockholders adopted the Company’s 1994 Stock Option Plan to attract and retain key personnel. The stock option plan provides for granting options to purchase up to an aggregate of 4,000,000 shares of common stock to directors, officers and key employees of SMI and its subsidiaries. All options to purchase shares under this plan generally vest six months, and expire ten years, from grant date. At December 31, 2002, 637,000 options for additional shares are available for future grant. All options provide for the purchase of common stock at a price as determined by the Compensation Committee of the Board of Directors. The exercise price of all stock options granted in 2000 through 2002 was the fair or trading value of the Company’s common stock at grant date. The 1994 Stock Option Plan is scheduled to terminate on December 21, 2004. At this time, the SMI Board of Directors has not determined if or when another plan will be adopted.

Formula Stock Option Plan—The Company’s Board of Directors and stockholders adopted the Formula Stock Option Plan for the benefit of the Company’s outside directors. The plan authorizes options to purchase up to an aggregate of 800,000 shares of common stock. At December 31, 2002, options for approximately 470,000 additional shares are available for future grant. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share at award date. At the Company’s 2002 Annual Meeting, stockholders voted to amend the plan to reduce the number of common stock shares awarded annually to each outside director to 10,000. All options to purchase shares under this plan generally vest six months, and expire ten years, from grant date. Effective January 2, 2003, the Company granted options to purchase an additional 10,000 shares to each of the four outside directors at an exercise price per share of $26.06 which equaled fair value at date of grant.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other option information regarding both stock option plans for 2000 through 2002 is summarized as follows (shares in thousands):

	1994 Stock Option Plan			Formula Stock Option Plan
Activity	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2000	1,893	$3.75-41.13	$18.56	140	$14.94-$27.88	$23.08
Granted	455	22.38-33.81	26.04	60	27.13	27.13
Cancelled	(23)	33.81-41.13	36.99	—	—	—
Exercised	(79)	3.75-9.00	8.39	—	—	—

Outstanding, December 31, 2000.	2,246	3.75-41.13	20.23	200	14.94-27.88	24.29
Granted	445	18.85-23.21	19.00	60	22.31	22.31
Cancelled	(45)	9.00-33.81	21.31	—	—	—
Exercised	(86)	3.75-22.38	12.80	—	—	—

Outstanding, December 31, 2001.	2,560	3.75-41.13	20.25	260	14.94-27.88	23.84
Granted	300	26.36	26.36	50	25.65	25.65
Cancelled	(142)	18.85-41.13	37.47	—	—	—
Exercised	(430)	3.75-23.50	12.01	—	—	—

Outstanding, December 31, 2002.	2,288	$3.75-$41.13	$21.53	310	$14.94-$27.88	$24.13

	1994 Stock Option Plan			Formula Stock Option Plan
		Weighted Average			Weighted Average
Exercisable	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Years	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Years
December 31, 2000	2,057	$18.97	6.6	200	$24.29	7.5
December 31, 2001	1,933	19.78	5.7	260	23.84	7.0
December 31, 2002	1,988	20.80	5.5	310	24.13	6.5

Options outstanding and exercisable for both stock option plans combined as of December 31, 2002 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Average Range of Exercise Prices		Weighted Average			Weighted Average
	Number Exercisable	Exercise Price	Remaining Contractual Life-In Years	Number Exercisable	Exercise Price	Remaining Contractual Life-In Years

$3.75	408	$3.75	2.0	408	$3.75	2.0
9.00	104	9.00	2.2	104	9.00	2.2
14.94-20.63	329	18.83	7.8	329	18.83	7.8
22.31-22.38	204	22.36	8.0	204	22.36	8.0
23.00-24.38	395	23.37	5.1	395	23.37	5.1
24.81-25.65	290	25.52	6.4	290	25.52	6.4
26.36	300	26.36	10.0	—	—	—
26.88-29.13	295	28.43	6.9	295	28.43	6.9
33.81	88	33.81	7.2	88	33.81	7.2
41.13	185	41.13	6.5	185	41.13	6.5

$3.75-$41.13	2,598	$21.84	6.1	2,298	$21.25	5.6

Employee Stock Purchase Plan—The Company’s Board of Directors and stockholders adopted the SMI Employee Stock Purchase Plan to provide employees the opportunity to acquire stock ownership. An aggregate total of 400,000 shares of common stock have been reserved for purchase under the plan. At December 31, 2002, approximately 234,000 additional shares are available for future grant. Each January 1, eligible employees electing to participate will be granted the right to purchase shares of common stock. Prior to each January 1, the Compensation Committee of the Board of Directors determines the number of shares available for purchase under each option, with the same number of shares to be available under each grant on the same grant date. No participant can be granted the right to purchase

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

more than 500 shares in each calendar year, nor which would allow an employee to purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. Participating employees may designate a limited percentage of their annual compensation or directly contribute an amount for deferral as contributions to the Plan. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Grants may be exercised once at the end of each calendar quarter, and will be automatically exercised to the extent of each participant’s contributions. Grants that are unexercised expire at the end of each calendar year.

In 2002, 2001, and 2000, employees purchased approximately 28,000, 24,000, and 13,000 shares granted under the Plan on January 1, 2002, 2001, and 2000 at an average purchase price of $22.70, $21.10, and $20.47 per share, respectively.

11.    Employee Benefit Plan

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to all Company employees meeting certain eligibility requirements. The Plan allows participants to elect contributions of up to 15% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants are fully vested in Company matching contributions after five years. The Company’s contributions to the Plan were $171,000 in 2002, $167,000 in 2001, and $243,000 in 2000.

Exhibit Number	Description

*3.1

Certificate of Incorporation of Speedway Motorsports, Inc. (“SMI”) (incorporated by reference to Exhibit 3.1 to SMI’s Registration Statement on Form S-1 filed December 22, 1994 (File No. 33-87740) of SMI (the “Form S-1”)).

*3.2	Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form S-1).

*3.3

Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431) (the “November 1996 Form S-3”)).

*3.4

Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091) (the “September 1997 Form S-4”)).

*4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

*4.2

Indenture dated as of September 1, 1996 between SMI and First Union National Bank of North Carolina, as Trustee (the “First Union Indenture”) (incorporated by reference to Exhibit 4.1 to the November 1996 Form S-3).

*4.3	Form of 5¾% Convertible Subordinated Debenture due 2003 (included in the First Union Indenture).

*4.4

Indenture dated as of August 4, 1997 between SMI and U.S. Bank National Association, as successor in interest to First Trust National Association, as Trustee (the “First Trust Indenture”) (incorporated by reference to Exhibit 4.1 to the September 1997 Form S-4).

*4.5	Form of 8½% Senior Subordinated Notes Due 2007 (included in the First Trust Indenture).

*4.6

First Supplemental Indenture to the First Trust Indenture, dated as of April 1, 1999 (incorporated by reference to Exhibit 4.6 to SMI’s Registration Statement on Form S-4 filed June 4, 1999 (File No. 333-80021) (the “June 1999 Form S-4”).

*4.7	Second Supplemental Indenture to the First Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.7 to the June 1999 Form S-4).

*4.8

Third Supplemental Indenture to the First Trust Indenture, dated as of December 31, 1999 (incorporated by reference to Exhibit 4.8 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

*4.9	Fourth Supplemental Indenture to the First Trust Indenture, dated as of December 31, 2000 (incorporated by reference to Exhibit 4.9 to the 2000 Form 10-K).

4.10	Fifth Supplement Indenture to the First Trust Indenture, dated as of December 31, 2001.

*4.11

Indenture dated as of May 11, 1999 between SMI, the Guarantors named therein and U.S. Bank National Association, as successor in interest to U.S. Bank Trust National Association, as Trustee (the “U.S. Bank Trust Indenture”) (incorporated by reference to Exhibit 4.8 to the June 1999 Form S-4).

*4.12	Form of 8½% Senior Subordinated Notes Due 2007 (included in the U.S. Bank Trust Indenture).

*4.13	First Supplemental Indenture to the U.S. Bank Trust Indenture, dated as of June 1, 1999 (incorporated by reference to Exhibit 4.10 to the June 1999 Form S-4).

*4.14	Second Supplemental Indenture to the U.S. Bank Trust Indenture, dated as of December 31, 1999 (incorporated by reference to Exhibit 4.13 to the 2000 Form 10-K).

*4.15	Third Supplemental Indenture to the U.S. Bank Trust Indenture, dated as of December 31, 2000 (incorporated by reference to Exhibit 4.14 to the 2000 Form 10-K).

4.16	Fourth Supplemental Indenture to the U.S. Bank Trust Indenture, dated as of December 31, 2001.

†*10.1	Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R. Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).

†*10.2	Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and H.A. “Humpy” Wheeler, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.44 to the Form S-1).

†*10.3

Speedway Motorsports, Inc. 1994 Stock Option Plan Amended and Restated May 9, 2002 (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed May 31, 2002 (File No. 333-89496).

Exhibit Number	Description

†*10.4	Speedway Motorsports, Inc. Formula Stock Option Plan Amended and Restated May 9, 2002 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed April 25, 2002).

†*10.5

Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and Restated as of May 3, 2000 (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed September 19, 2001 (File No. 333-69618)).

*10.6

Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to Form S-1).

*10.7

Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton Smith in favor of SMI (incorporated by reference to Exhibit 10.20 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”).

*10.8

Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).

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

*10.11

Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe’s Home Center’s, Inc., Lowe’s HIW, Inc. and Sterling Advertising Ltd. (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

*10.12

Credit Agreement dated as of May 28, 1999 (the “Credit Agreement”) among SMI and Speedway Funding Corp., as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including NationsBank, N.A., as agent for the lenders and a lender (incorporated by reference to Exhibit 10.36 to the June 1999 Form S-4).

10.13	First Amendment to the Credit Agreement, dated as of September 12, 2002.

*10.14

Pledge Agreement dated as of May 28, 1999 among SMI and the subsidiaries of SMI that are guarantors under the Credit Agreement, as pledgors, and, NationsBank, N.A., as agent for the lenders under the Credit Agreement (incorporated by reference to Exhibit 10.37 to the June 1999 Form S-4).

*10.15

Asset Purchase Agreement between Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and Levy Premium Foodservice Limited Partnership dated November 29, 2001 (the “Levy Asset Purchase Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.14 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

*10.16

Amendment Number 1 to Levy Asset Purchase Agreement dated January 31, 2002 (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the 2001 Form 10-K).

*10.17

Management Agreement by and between SMI, Levy Premium Foodservice Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (the “Levy Management Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to the 2001 Form 10-K).

*10.18	Assignment of and Amendment to Levy Management Agreement dated January 24, 2002 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

*10.19	Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy Premium Foodservice Limited Partnership (incorporated by reference to Exhibit 10.18 to the 2001 Form 10-K).

*10.20

Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc. in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and SMI (incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K).

Exhibit Number	Description

*10.21

Naming Rights Agreement Between Sears Point Raceway, LLC and SMI, and Infineon Technologies North America Corp., dated June 11, 2002 (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed June 24, 2002).

21.1	Subsidiaries of SMI.

23.1

Independent Auditors’ Consent for Registration Statements Nos. 333-69616, 333-49027, 333-69618 and 333-89496 of Speedway Motorsports, Inc. on Form S-8 and Registration Statement No. 333-13431 of Speedway Motorsports, Inc. on Form S-3.

99.1	Speedway Motorsports, Inc.—Risk Factors.

*	Previously filed.
†	Management compensation contract, plan or arrangement.