Form 10-Q
period 2003-03-31
SPEEDWAY MOTORSPORTS INC
filed 2003-05-15
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 15, 2003, there were 42,363,481 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$106,035	$112,638
Accounts receivable	51,099	21,950
Inventories	17,776	16,755
Prepaid expenses	3,991	2,223

Total Current Assets	178,901	153,566

Property and Equipment, Net	879,321	861,107
Goodwill and Other Intangible Assets, Net	51,960	51,990
Notes and Other Receivables:
Affiliates	16,526	16,454
Other	2,806	202
Other Assets	21,860	22,421

TOTAL	$1,151,374	$1,105,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$156	$156
Accounts payable	20,449	15,902
Deferred race event income, net	100,994	85,565
Accrued income taxes	12,736	1,540
Accrued interest	2,662	7,979
Accrued expenses and other liabilities	20,587	20,098

Total Current Liabilities	157,584	131,240
Long-Term Debt (Note 4)	341,950	342,069
Payable to Affiliate	2,594	2,594
Deferred Income, Net	13,983	14,090
Deferred Income Taxes	122,601	122,604
Other Liabilities	2,019	1,971

Total Liabilities	640,731	614,568

Commitments and Contingencies (Notes 4 and 7)

Stockholders’ Equity:
Preferred stock, $.10 par value, shares authorized—3,000,000, no shares issued	—	—
Common stock, $.01 par value, shares authorized—200,000,000, issued and outstanding—42,363,000 in 2003 and 42,307,000 in 2002	424	423
Additional paid-in capital	171,744	171,414
Retained earnings	338,502	319,357
Accumulated other comprehensive loss—unrealized loss on marketable equity securities	(27)	(22)

Total Stockholders’ Equity	510,643	491,172

TOTAL	$1,151,374	$1,105,740

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
REVENUES:
Admissions	$43,040	$39,109
Event related revenue	28,104	26,064
NASCAR broadcasting revenue	25,039	21,575
Other operating revenue	8,811	9,820

Total Revenues	104,994	96,568

EXPENSES AND OTHER:
Direct expense of events	17,863	14,883
NASCAR purse and sanction fees	18,883	16,821
Other direct operating expense	8,069	8,224
General and administrative	14,749	14,355
Depreciation and amortization	8,453	7,923
Interest expense, net	5,106	5,796
Other expense (income), net	311	(9)

Total Expenses and Other	73,434	67,993

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change	31,560	28,575
Income Tax Provision	12,415	11,217

Income From Continuing Operations Before Cumulative Effect of Accounting Change	19,145	17,358
Loss From Operations and Disposal of Discontinued Business (Note 1)	—	(686)

Income Before Cumulative Effect of Accounting Change	19,145	16,672
Cumulative Effect of Accounting Change for Goodwill Impairment (Note 2)	—	(4,273)

NET INCOME	$19,145	$12,399

BASIC EARNINGS PER SHARE (Note 5):
Continuing Operations Before Accounting Change	$0.45	$0.41
Discontinued Operations	—	(0.01)
Accounting Change	—	(0.10)

Basic Earnings Per Share	$0.45	$0.30

Weighted Average Shares Outstanding	42,359	41,883

DILUTED EARNINGS PER SHARE (Note 5):
Continuing Operations Before Accounting Change	$0.45	$0.40
Discontinued Operations	—	(0.01)
Accounting Change	—	(0.10)

Diluted Earnings Per Share	$0.45	$0.29

Weighted Average Shares Outstanding	42,617	44,342

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
BALANCE—JANUARY 1, 2003	42,307	$423	$171,414	$319,357	$(22)	$491,172
Net income	—	—	—	19,145	—	19,145
Net unrealized loss on marketable equity securities	—	—	—	—	(5)	(5)
Exercise of stock options	56	1	330	—	—	331

BALANCE—MARCH 31, 2003	42,363	$424	$171,744	$338,502	$(27)	$510,643

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,145	$12,399
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations and disposal of discontinued business	—	686
Cumulative effect of accounting change	—	4,273
Loss on disposal of equipment	266	—
Depreciation and amortization	8,453	7,923
Amortization of deferred income	(358)	(339)
Changes in operating assets and liabilities:
Accounts receivable	(29,149)	(23,869)
Prepaid and accrued income taxes	11,196	11,768
Inventories	(1,021)	(657)
Prepaid expenses	(1,768)	(1,996)
Accounts payable	6,250	2,703
Deferred race event income	15,429	33,214
Accrued expenses and other liabilities	(4,828)	(7,190)
Deferred income	251	391
Other assets and liabilities	337	(583)

Net Cash Provided By Operating Activities	24,203	38,723

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	—	60
Principal payments on long-term debt	(13)	(37)
Exercise of common stock options	331	341
Issuance of stock under employee stock purchase plan	—	181

Net Cash Provided By Financing Activities	318	545

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,802)	(17,688)
Proceeds from sales of property and equipment and property held for sale	255	10,003
Proceeds from sales of marketable equity securities and distribution from equity method investee	99	249
Increase in notes and other receivables:
Affiliates	(194)	(2,382)
Other	(2,604)	—
Repayment of notes and other receivables from affiliates	122	706

Net Cash Used By Investing Activities	(31,124)	(9,112)

Net Increase (Decrease) In Cash and Cash Equivalents	(6,603)	30,156
Cash and Cash Equivalents At Beginning Of Period	112,638	93,980

Cash and Cash Equivalents At End Of Period	$106,035	$124,136

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$10,814	$13,092
Cash paid for income taxes	742	4,240
Supplemental Information Of Noncash Investing And Financing Activities:
Increase (decrease) in accounts payable for capital expenditures	(1,703)	1,874

See notes to consolidated financial statements.

The following Notes to Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include projections or expectations of future financial or economic performance of the Company, and statements of the Company’s plans and objectives for future operations, including those relating to the Company’s future capital projects, hosting of races, broadcasting rights or sponsorships, and legal proceedings. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, and “plans”, and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the SEC as an exhibit to the Company’s fiscal 2002 Annual Report on Form 10-K.

Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway LLC and subsidiaries a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries (SMIP), Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMIT), Speedway Media LLC d/b/a Racing Country USA (RCU), Speedway Funding LLC, and Speedway Properties LLC d/b/a Performance Racing Network (PRN) (collectively, the Company).

Discontinued Operations and Disposal of Business—In March 2002, the Company committed to a formal plan to discontinue and dispose of the operations of SoldUSA, Inc., then a wholly-owned subsidiary, due to difficult market conditions for internet auction and e-commerce companies. Disposal occurred in the second quarter 2002. Certain SoldUSA net assets, which totaled approximately $1,514,000 as of March 31, 2002, were transferred to the previous owner in exchange primarily for elimination of a $1,069,000 note payable owed by the Company for acquiring SoldUSA. In the first quarter 2002, losses from SoldUSA’s discontinued operations were $99,000, after income taxes of $64,000; losses on disposal were $587,000, after income taxes of $381,000; and total SoldUSA revenues were $249,000. See Note 2 on goodwill impairment recognition in the first quarter 2002 associated with SoldUSA. The Company accounted for the disposal of SoldUSA using Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. There were no losses or revenues pertaining to SoldUSA in the first quarter 2003.

See Note 1 to the December 31, 2002 consolidated financial statements for further description of the Company’s business operations, properties and scheduled events.

2. SIGNIFICANT ACCOUNTING POLICIES

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2002 included in its 2002 Annual Report on Form 10-K.

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

Revenue Recognition—The Company recognizes admissions, NASCAR broadcasting and event related revenues when an event is held. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (1) generally advance revenue is refundable and (2) all deferred direct event expenses would be immediately recognized except for race purses which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements.

The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted except for major NASCAR and other sanctioned racing events which occur on the last full weekend of a calendar quarter. When major racing events occur on the last full weekend of a calendar quarter, the race event revenues and operating expenses are recognized in the current or immediately succeeding calendar quarter that corresponds to the calendar quarter of the prior year in which the same major racing event was conducted. The Company has adopted this accounting policy to help ensure comparability and consistency between quarterly financial statements of successive years. A major NASCAR-sanctioned racing event, consisting principally of one NASCAR Winston Cup and one Busch Series race, occurred at TMS on the weekend of March 29-30, 2003 which was held last year on the weekend of April 6-7, 2002. Accordingly, the revenues and operating expenses of the 2003 race event will be recognized in the second quarter 2003 corresponding with those of the 2002 race event recognized in the second quarter 2002. Changes in race schedules at the Company’s speedways from time to time lessen the comparability of operating results between quarterly financial statements of successive years.

Naming Rights—The Company presently has two long-term ten-year naming rights agreements which renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway for combined gross fees aggregating approximately $69,000,000 over the respective ten-year agreement terms. Annual contracted fee revenues, net of associated expenses, are recognized as associated events are held each year in accordance with the respective agreement terms.

Long-Term Management Contract and Asset Sale—Certain Company subsidiaries and Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) executed a long-term food and beverage management agreement and an asset purchase agreement in November 2001, which closed in February 2002. The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s six speedways and other outside venues. These services were previously provided by the Company’s subsidiary SMIP. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The management contract period is initially ten years with a renewal option for an additional ten-year period. The Levy Group also purchased certain food and beverage machinery and equipment of SMIP for approximately $10,003,000 in cash, which approximated net book value as of December 31, 2001. The Company’s operating profits associated with food, beverage and hospitality catering activities provided by the Levy Group are reported as net event related commission revenue and net other operating commission revenue.

Accounting Change in 2002 For Goodwill and Other Intangible Assets—The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 specifies, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead evaluated for possible impairment at least annually. Under SFAS No. 142, the Company ceased amortizing goodwill as of January 1, 2002, including goodwill from past business combinations, and now periodically assesses goodwill at the reporting unit level for possible impairment. Such assessment is performed annually as of April 1 or when events or circumstances indicate possible impairment may have occurred.

In the first quarter 2002, the Company evaluated the effects of SFAS No. 142 for possible initial goodwill impairment under transitional rules. The fair value of goodwill and other intangibles for each reporting unit of the Company was assessed primarily using expected present value of future cash flows and corroborated by quoted market prices or comparable transactions where available or applicable. Such impairment assessment indicated that goodwill associated with Oil-Chem of $3,815,000 and SoldUSA of $755,000, both non-motorsports related reporting units of the Company, was impaired under the new accounting guidelines. In accordance with SFAS No. 142, the Company recorded these impairments as a change in accounting principle as of January 1, 2002. The non-cash cumulative effect of the accounting change reduced net income in the first quarter 2002 by $4,273,000, after income taxes of $297,000, and basic and diluted earnings per share by $0.10. Goodwill associated with Oil-Chem is not deductible for tax reporting purposes and represents a permanent difference for which current or deferred income tax liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff.

All remaining goodwill and other intangible assets, after the impairment loss recognition, are associated with the Company’s motorsports related operating segment and are not subject to amortization. As of March 31, 2003 and December 31, 2002, these intangible assets had carrying values aggregating approximately $52,000,000, including other intangible assets of approximately $2,900,000 associated with race event sanctioning arrangements and relationships. There have been no events or circumstances which might indicate possible impairment of goodwill and other intangible assets as of March 31, 2003.

Recently Issued Accounting Standards—In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123” was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As further discussed in “Stock-Based Compensation” below, the Company applied the disclosure provisions of SFAS No. 148 in these financial statements and accompanying notes.

In January 2003, FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (VIE) and determining when assets, liabilities, noncontrolling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of FIN 46 became effective upon issuance, and did not impact the Company’s financial statements or disclosures.

In April 2003, SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. Because the Company presently has no derivative instruments, adoption is expected to have no effect on its financial statements or disclosures.

Stock-Based Compensation and Formula Stock Option Plan—The Company continues to account for stock-based employee compensation using Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” which recognizes compensation cost based on the intrinsic value of equity instruments awarded as permitted under SFAS No. 123 “Accounting for Stock-Based Compensation”. Effective January 2, 2003, the Company granted options to purchase 10,000 shares to each of its four outside directors at an exercise price per share of $26.06 at award date which equaled fair value at grant date. All stock options granted under the Company’s 1994 Stock Option Plan and the Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. As such, no compensation cost has been reflected in net income for these plans. See Note 10 to the Company’s audited December 31, 2002 Consolidated Financial Statements for additional information on its stock option plans.

As discussed above in “Recently Issued Accounting Standards”, the Company has applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB No. 123”.

The following schedule illustrates the pro forma effect on net income and earnings per share had compensation cost for stock options been determined using the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended March 31:
	2003	2002
Net income as reported	$19,145	$12,399
Less: Stock-based compensation expense determined using fair value method, net of taxes	(143)	(189)

Pro forma net income	$19,002	$12,210

Basic Earnings Per Share:
As reported	$0.45	$0.30

Pro forma	$0.45	$0.29

Diluted Earnings Per Share:
As reported	$0.45	$0.29

Pro forma	$0.45	$0.28

The fair value of each option grant for both stock option plans is estimated on grant date using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31:
	2003	2002
Options granted	40,000	50,000
Weighted average grant-date fair values	$26.06	$25.65
Expected volatility	33.3%	33.3%
Risk-free interest rates	2.2%	3.8%
Expected lives (in years)	3.0	3.0
Dividend yield	1.2%	1.2%

Reclassifications—Certain prior year accounts were reclassified to conform with current year presentation. Property held for sale previously reported at December 31, 2002, consisting of land for development of $12,252,000 was reclassified to noncurrent other assets, and condominiums located at two company speedways of $3,961,000 were reclassified to property and equipment, in the accompanying March 31, 2003 and December 31, 2002 balance sheets. Such land for development represents property foreclosed on by management in December 2001 and now Company owned which previously collateralized past due notes receivable. Independent appraised fair value less estimated selling costs supported reflecting the property based on note carrying values at foreclosure. Management is in the process of developing and marketing the property. The speedway condominiums represent two condominiums at AMS and five substantially completed condominiums at TMS which are being marketed. These assets were reclassified under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” as management is presently unable to determine if sale of these assets is probable within one year.

3. INVENTORIES—Inventories as of March 31, 2003 and December 31, 2002 consist of the following components (in thousands):

	March 31,	December 31,
	2003	2002
Souvenirs and apparel	$11,571	$10,217
Finished vehicles, parts and accessories	4,302	4,523
Oil lubricant and other	1,903	2,015

Total	$17,776	$16,755

4. LONG-TERM DEBT

Planned Senior Subordinated Notes Redemption and Bank Credit Facility Replacement—At March 31, 2003 and December 31, 2002, the Company had outstanding 8½% senior subordinated notes in the aggregate principal amount of $250,000,000 (the Existing Senior Subordinated Notes) and borrowings under a revolving bank credit facility (the Existing Credit Facility) of $90,000,000 at March 31, 2003 and December 31, 2002.

As further described below, in June 2003, the Company plans to redeem and retire all outstanding Existing Senior Subordinated Notes, and in May 2003, refinance the Existing Credit Facility with proceeds from issuance of new senior subordinated notes and execution of a replacement credit facility. The planned redemption of the Existing Senior Subordinated Notes is contingent on the issuance of the new senior subordinated notes, which is expected to occur in May 2003. The Company’s management, including the Board of Directors, believes such debt redemption and replacement transactions are in the Company’s long-term interest based on the current favorable interest rate environment and scheduled maturity of the Existing Credit Facility in May 2004, and will provide additional financial and operational flexibility. The Company can offer no assurance that it will successfully complete these transactions.

All borrowings outstanding under the Existing Senior Subordinated Notes and Existing Credit Facility are expected to be replaced and funded with the issuance of new long-term debt, and accordingly, are classified as long-term debt in the accompanying March 31, 2003 balance sheet. Proceeds from the new debt arrangements also will be used to fund the redemption premium and accrued interest of the Existing Senior Subordinated Notes and loan and other transaction costs for the new senior subordinated notes and new credit facility. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred interest rate swap payment (see “Interest Rate Swap” below), and transaction costs, all associated with the existing debt arrangements, are estimated to aggregate approximately $7.8 million, after income taxes of $5.0 million, and will be reflected as a charge to earnings in the second quarter 2003 applying the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections”. The charge is expected to reduce second quarter 2003 basic and diluted earnings per share by $0.18.

Existing Senior Subordinated Notes—The Company’s existing 8½% senior subordinated notes are presently scheduled to mature in August 2007, have semi-annual interest payments due February 15 and August 15, are unsecured, are redeemable at varying prices at the Company’s option and contain certain required and restrictive financial covenants. The Company was in compliance with all covenants as of March 31, 2003.

Existing Credit Facility—The Company’s existing long-term, senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender, has an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, is presently scheduled to mature in May 2004, is secured by a pledge of the capital stock and other equity interests of all operative Company subsidiaries except Oil-Chem, and contains certain required and restrictive financial covenants. Interest is based, at the Company’s option, upon LIBOR plus 0.75% to 1.25% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. At March 31, 2003, outstanding letters of credit amounted to $722,000. The Company was in compliance with all covenants as of March 31, 2003.

New Senior Subordinated Notes—In May 2003, the Company plans to complete a private placement of 6¾% senior subordinated notes (the 2003 Senior Subordinated Notes) in the aggregate principal amount of $230,000,000. The 2003 Senior Subordinated Notes are expected to mature in 2013, be redeemable at the Company’s option at varying prices after June 1, 2008, and be guaranteed by all operative Company subsidiaries except Oil-Chem. Interest payments are expected to be due semi-annually on June 1 and December 1, commencing December 1, 2003. The 2003 Senior Subordinated Notes will likely be subordinated to all present and future senior secured indebtedness of the Company, including the 2003 Credit Facility (see “Bank Credit Facility Replacement” below). The Company plans to file a registration statement to register these notes within 90 days after issuance. The 2003 Senior Subordinated Notes will likely be issued at par, and net proceeds, after commissions and fees, are expected to approximate $224,200,000. Such proceeds, along with expected borrowings under the 2003 Credit Facility, will be used to fully redeem the Existing Senior Subordinated Notes in June 2003, approximately 30 days after the issuance of the 2003 Senior Subordinated Notes.

The Indenture governing the 2003 Senior Subordinated Notes (the 2003 Senior Subordinated Notes Indenture) is expected to contain certain restrictive and required financial covenants. The Company will likely agree not to pledge its assets to any third party except under certain limited circumstances, and to certain other limitations or prohibitions concerning the incurrence of other indebtedness, capital stock, guarantees, asset sales, investments, dividends, distributions and redemptions. The 2003 Senior Subordinated Note Indenture and 2003 Credit Facility agreements will likely contain cross-default provisions.

Bank Credit Facility Replacement—In May 2003, the Company plans to obtain, from a syndicate of banks led by Bank of America, N.A. as an agent and lender, a long-term, senior revolving credit facility and term loan (the 2003 Credit Facility) to replace its Existing Credit Facility (see “Existing Credit Facility” above). The 2003 Credit Facility will be used to repay outstanding borrowings under the Existing Credit Facility, redeem a portion of the Existing Senior Subordinated Notes, fund capital expenditures and for working capital needs. The 2003 Credit Facility is expected to consist of a revolving credit facility with an overall borrowing limit of $250,000,000, and separate sub-limits of $10,000,000 for standby letters of credit and for 15-day swing line loans, a $50,000,000 five-year term loan, an unused commitment fee of 0.375%, mature in May 2008, and be secured by pledged capital stock and other equity interests of all operative Company subsidiaries except Oil-Chem. The Company also will likely agree not to pledge its assets to any third party.

Interest will likely be based, at the Company’s option, upon (i) LIBOR plus 1.5% to 2.5% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings will likely be adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Also, among other items, the Company will be required to meet certain financial covenants, including specified levels of net worth and ratios of (i) funded senior debt to EBITDA, (ii) funded debt to EBITDA and (iii) earnings before interest and taxes (EBIT) to interest expense and dividends. The 2003 Credit Facility also will likely contain certain limitations on cash expenditures to acquire additional motor speedways without lender consent, and limit annual and aggregate consolidated capital expenditures over the loan term. The Company also will likely agree to certain other limitations or prohibitions concerning the incurrence of other indebtedness, transactions with affiliates, guarantees, asset sales, investments, dividends, distributions and redemptions.

Subsidiary Guarantees—Amounts outstanding under the Existing Credit Facility and Existing Senior Subordinated Notes are guaranteed by all of the Company’s operative subsidiaries except for one minor wholly-owned subsidiary, Oil-Chem. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. The Company expects that all of its operative subsidiaries except Oil-Chem will guarantee its obligations under the 2003 Senior Subordinated Notes and 2003 Credit Facility.

Interest Expense, Net—Interest expense, net for the three months ended March 31, 2003 and 2002 includes interest expense of $5,497,000 and $6,425,000, and interest income of $391,000 and $629,000. The Company capitalized interest costs of $657,000 and $648,000 during the three months ended March 31, 2003 and 2002. The weighted-average interest rate on borrowings under the bank revolving credit facility during the three months ended March 31, 2003 and 2002 was 2.2% and 2.6%.

Interest Rate Swap—The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize its combination of variable and fixed interest rate debt. In June 2001, the Company entered into an interest rate swap transaction with a financial institution that provided variable interest rate features on certain fixed rate senior subordinated debt obligations. The agreement provided that the Company pay a variable interest rate based on LIBOR, and that the Company receive a fixed interest rate of 5.9%, on a principal notional amount of $125,000,000. The swap was designated as a cash flow hedge of future interest payments underlying the fixed rate debt obligation, and met the conditions for assuming no ineffectiveness using the short-cut method under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. In September 2001, the swap agreement was terminated and settled with a $1,600,000 net payment to the Company. The $1,600,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term.

5. PER SHARE DATA—Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt prior to redemption on April 19, 2002 (see Note 4). Anti-dilutive common stock equivalents for stock options of 297,000 and 256,000, in the three months ended March 31, 2003 and 2002, were excluded in computing diluted earnings per share.

The following schedule reconciles basic and diluted earnings per share (dollars and shares in thousands):

	Three Months Ended March 31:
	2003	2002
Income from continuing operations before accounting change	$19,145	$17,358
Loss from operations and disposal of discontinued business, net of taxes (Note 1).	—	(686)

Income before accounting change	19,145	16,672
Cumulative effect of accounting change for goodwill impairment, net of taxes (Note 2)	—	(4,273)

Net income applicable to common stockholders	19,145	12,399
Dilution effect of assumed conversions—5 3/4% Convertible debentures	—	421

Net income applicable to common stockholders and assumed conversions	$19,145	$12,820

Weighted average common shares outstanding	42,359	41,883
Dilution effect of assumed conversions:
Common stock equivalents—stock options	258	733
5 3/4% Convertible debentures	—	1,726

Weighted average common shares outstanding and assumed conversions	42,617	44,342

Basic Earnings Per Share:
Continuing operations before accounting change	$0.45	$0.41
Discontinued operations (Note 1)	—	(0.01)
Accounting change (Note 2)	—	(0.10)

Basic Earnings Per Share	$0.45	$0.30

Diluted Earnings Per Share:
Continuing operations before accounting change	$0.45	$0.40
Discontinued operations (Note 1)	—	(0.01)
Accounting change (Note 2)	—	(0.10)

Diluted Earnings Per Share	$0.45	$0.29

6. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at March 31, 2003 and December 31, 2002 include $960,000 and $954,000 due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner, including accrued interest. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at March 31, 2003 and December 31, 2002 include $9,079,000 and $8,980,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman, and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to Mr. Smith that it would no longer make payments under the split-dollar life insurance trust arrangements for his benefit.

The Company has made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer for various corporate purposes. Notes and other receivables from affiliates at March 31, 2003 and December 31, 2002 include $6,192,000 and $6,224,000 due from Sonic Financial. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before March 31, 2004, have been classified as noncurrent assets in the accompanying consolidated balance sheet. The increase in amounts due, reflected in the preceding paragraphs, from December 31, 2002 represents accrued interest on outstanding balances.

Notes and other receivables from affiliates at March 31, 2003 and December 31, 2002 include $295,000 due from a corporation which is a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. From time to time, the Company makes cash advances for various corporate purposes on behalf of the affiliate. The amount due is payable on demand, is collateralized by certain personal property, and because the Company does not anticipate or require repayment before March 31, 2004, has been classified in noncurrent assets in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and affiliate.

Amounts payable to affiliate at March 31, 2003 and December 31, 2002 consists of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction from an unrelated third party.

600 Racing and SMIP each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for the three months ended March 31, 2003 and 2002 approximated $49,000 each period for 600 Racing, and $49,000 each period for SMIP. The leases contain terms more favorable to the Company than would be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMIP, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties.

During the three months ended March 31, 2003 and 2002, LVMS purchased new vehicles for employee use from Nevada Dodge, a subsidiary of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $245,000 and $420,000, respectively. The Company believes the purchase terms approximate market value and are no less favorable than could be obtained in an arm’s-length transaction from an unrelated third party. The Company believes these terms approximated market value and are no less favorable than could be obtained in an arms-length transaction from an unrelated third party.

Oil-Chem sold zMax oil lubricant product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $568,000 and $374,000 for the three months ended March 31, 2003 and 2002. At March 31, 2003 and December 31, 2002, Oil-Chem had $144,000 and $83,000 due from SAI. These sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction from an unrelated third party.

SAI and its dealerships frequently purchase various apparel items, which are screenprinted or embroidered with SAI and dealership logos, for its employees as part of internal marketing and sales promotions. SAI and its dealerships purchase such items from several companies similar to SMIP. Total purchases from SMIP by SAI and its dealerships approximated $71,000 and $70,000 for the three months ended March 31, 2003 and 2002. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction from an unrelated third party.

Interest income of $196,000 and $203,000 for the three months ended March 31, 2003 and 2002 was earned on amounts due from related parties. Interest expense of $27,000 and $28,000 for the three months ended March 31, 2003 and 2002 was accrued on amounts payable to an affiliate.

7. LEGAL PROCEEDINGS AND CONTINGENCIES

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

On February 8, 2000, a lawsuit by Robert L. “Larry” Carrier against SMI and BMS was filed in the Chancery Court for Sullivan County, Tennessee. This suit alleges that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint sought $15 million in compensatory and $60 million in punitive damages as well as injunctive relief. On October 11, 2002, the trial court entered a judgment against SMI and BMS for approximately $1.4 million in damages plus costs. On February 19, 2003, the court entered into an amended judgment awarding approximately $2.4 million to the plaintiff, and awarding BMS exclusive possession of the leased premises. A charge to earnings of approximately $2.4 million was reflected in the six months ended December 31, 2002 for the litigation. The plaintiff and the Company have appealed this judgment. The Company believes that the plaintiff’s claim is without merit and intends to pursue its rights to appeal vigorously.

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

To date, individuals claiming injuries from the bridge failure on May 20, 2000, have filed a total of 41 separate lawsuits including the following two new lawsuits filed since January 1, 2003: Nick Haralson and Michael Aquino on January 17, 2003, and Joyce Million on May 12, 2003. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages.

To date, eight lawsuits were settled in August 2002, three lawsuits were settled in December 2002 and January 2003, and one was settled in May 2003, with the claims being dismissed as to all defendants, including SMI and LMS. Management does not expect settlements in this matter to have a material adverse effect on the Company’s financial position or future results of operations. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all of the evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and therefore LMS will be jointly and severally liable for future verdicts. The Company has filed a notice of appeal with respect to the March 2003 trial verdict. Discovery is proceeding in the remaining cases. All of the state court lawsuits were consolidated before one judge and are pending in Mecklenburg County. The federal lawsuits are progressing under the same discovery plan that the parties are following in the consolidated state court lawsuits. The Company is vigorously defending itself and denies the allegations of negligence as well as the related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future.

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

On January 31, 2001, the Federal Trade Commission (FTC) filed a complaint against SMI and Oil-Chem in the United States District Court, Middle District of North Carolina. The FTC sought to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to address alleged injury to customers. On March 20, 2003, a settlement was reached resolving all FTC claims against SMI and Oil-Chem without any admission of liability by SMI and Oil-Chem. The FTC staff has confirmed the advertising claims SMI and Oil-Chem may make going forward and indicated that no compliance action would be merited as a result of such advertising claims. In order to avoid protracted litigation with the FTC, SMI and Oil-Chem, as a part of the settlement, will offer a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the terms of the settlement, the aggregate refund amount to be paid by SMI and Oil-Chem is not to exceed $1.0 million. The Company cannot presently estimate the amount of aggregate refund payments which might be made since the Company is unable to determine how many customers will affirmatively accept the Company’s offer before a 180-day deadline for acceptances.

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

LMS’s property includes areas used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992, but LMS currently allows certain property to be used for land clearing and inert debris landfilling (LCID). Landfilling for construction and demolition debris (C&D) has ceased on the LMS property. The Company believes that its operations, including the landfills on its property, comply with all applicable federal, state and local environmental laws and regulations. The Company is not aware of any situation related to landfill operations which would adversely affect its financial position or future results of operations.

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

Overview

The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all of the Company’s events. “Event related revenue” includes amounts received from sponsorship fees, naming rights fees, commissions from food and beverage sales, souvenir sales, promotional and hospitality revenues, luxury suite rentals, broadcasting rights other than NASCAR broadcasting revenue, track rentals, and other event and speedway related revenue. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes revenues from The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”), dining and entertainment facilities located at the respective speedways; from Legends Car operations of 600 Racing, Inc., a wholly-owned subsidiary of LMS; and industrial park rentals. The Company also derives additional revenue from Oil-Chem, which produces an environmentally-friendly micro-lubricant; and from SMIP and it wholly-owned subsidiaries, MBM, a wholesale and retail mail-order distributor of racing and other sports related souvenir merchandise and apparel, and SMIT, which provides event souvenir merchandising services at the Company’s and third-party speedway venues.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of Speedway Clubs’, Legends Car, industrial park rental, MBM, Oil-Chem, SMIP and SMIT revenues.

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

Seasonality and Quarterly Results

The Company plans to promote 17 major annual racing events in 2003 sanctioned by NASCAR, including ten Winston Cup and seven Busch Series racing events. The Company is also sponsoring two Indy Racing League (IRL) racing events, five NASCAR Craftsman Truck Series racing events, four major National Hot Rod Association (NHRA) racing events, and six World of Outlaws (WOO) racing events. As a result, the Company’s business has been, and is expected to remain, highly seasonal. In 2002, we derived a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue attributable to 17 major NASCAR-sanctioned racing events, two IRL racing events, three NASCAR Craftsman Truck Series racing events, four major NHRA racing events, and six WOO racing events.

The Company sometimes produces minimal operating income or losses during its third quarter when it hosts only one major NASCAR race weekend. Concentration of racing events in any particular quarter, and the growth in the Company’s operations with attendant increases in overhead expenses, may tend to increase operating losses or minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature effect of the Company’s motorsports business.

The results of operations for the three months ended March 31, 2003 and 2002 are not indicative of results that may be expected for the entire year because of the seasonality discussed above.

Set forth below is certain comparative summary information with respect to the Company’s scheduled major NASCAR-sanctioned racing events for 2003 and 2002:

	Number of scheduled major NASCAR-sanctioned events
	2003	2002
1st Quarter	5	5
2nd Quarter	6	6
3rd Quarter	2	2
4th Quarter	4	4

Total	17	17

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

A major NASCAR-sanctioned racing event, consisting principally of one NASCAR Winston Cup and one Busch Series race, held at TMS on the weekend of March 29-30, 2003 was held last year on the weekend of April 6-7, 2002. Accordingly, the revenues and operating expenses of the 2003 race event will be recognized in the second quarter 2003 corresponding with those of the 2002 race event recognized in the second quarter 2002.

Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002

Total Revenues for the three months ended March 31, 2003 increased by $8.4 million, or 8.7%, over such revenues for the same period in 2002.

Admissions for the three months ended March 31, 2003 increased by $3.9 million, or 10.1%, over such revenue for the same period in 2002. The increase is due primarily to continued growth in attendance at NASCAR-sanctioned racing events held at BMS and LVMS in the current period.

Event Related Revenue for the three months ended March 31, 2003 increased by $2.0 million, or 7.8%, over such revenue for the same period in 2002. The increase is due primarily to increased sponsorship and other event related revenues associated with the growth in attendance at NASCAR-sanctioned racing events held at BMS and LVMS in the current period.

NASCAR Broadcasting Revenue for the three months ended March 31, 2003 increased by $3.5 million, or 16.1%, over such revenue for the same period in 2002. This increase is due to increases in contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the three months ended March 31, 2003 decreased by $1.0 million, or 10.3%, from such revenue for the same period in 2002. This decrease is due primarily to lower mail-order MBM and non-event souvenir SMIP revenues in the current period.

Direct Expense of Events for the three months ended March 31, 2003 increased by $3.0 million, or 20.0%, over such expense for the same period in 2002. This increase is due primarily to higher operating costs associated with the growth in attendance at NASCAR-sanctioned racing events held at BMS and LVMS, and to higher insurance premium and other costs for property, casualty, liability, and other insurance coverage in the current period.

NASCAR Purse and Sanction Fees for the three months ended March 31, 2003 increased by $2.1 million, or 12.3%, over such expense for the same period in 2002. This increase is due primarily to higher contractual race purses and sanctioning fees for NASCAR-sanctioned racing events in the current period.

Other Direct Operating Expense for the three months ended March 31, 2003 decreased by $155,000, or 1.9%, from such expense for the same period in 2002. This decrease is due primarily to decreased operating costs associated with reduced mail-order and non-event souvenir sales. The overall decrease was partially offset by higher advertising costs associated with Oil-Chem in the current period.

General and Administrative Expense for the three months ended March 31, 2003 increased by $394,000, or 2.7%, over such expense for the same period in 2002. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations. The overall increase was partially offset by decreased legal costs associated with the FTC litigation with Oil-Chem which was settled in March 2003.

Depreciation and Amortization Expense for the three months ended March 31, 2003 increased by $530,000, or 6.7%, over such expense for the same period in 2002. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways, particularly at IR.

Interest Expense, Net for the three months ended March 31, 2003 was $5.1 million compared to $5.8 million for the same period in 2002. This decrease is due primarily to redemption of the Convertible Subordinated Debentures in April 2002 and to lower interest rates on the Company’s Existing Credit Facility during the current period. The overall decrease was partially offset by lower interest rates earned on cash investments and notes receivable during the current period.

Other Expense (Income), Net. Other expense, net for the three months ended March 31, 2003 was $311,000 compared to other income, net of $9,000 for the same period in 2002. This change results primarily from a loss on disposal of equipment damaged at TMS in the current period.

Income Tax Provision. The Company’s effective income tax rate for the three months ended March 31, 2003 and 2002 was 39.3%.

Income From Continuing Operations Before Cumulative Effect of Accounting Change for the three months ended March 31, 2003 increased by $1.8 million, or 10.3%, over such income for the same period in 2002. This increase is due to the factors discussed above.

Loss From Operations and Disposal of Discontinued Business of $686,000 for the three months ended March 31, 2002 represents the accounting for the Company’s discontinued operations and disposal of SoldUSA in April 2002. Losses from SoldUSA’s discontinued operations were $99,000, after income taxes of $64,000, and losses on disposal were $587,000, after income taxes of $381,000, in the first quarter 2002. See Note 1 to the Consolidated Financial statements for additional information.

Cumulative Effect of Accounting Change for Goodwill Impairment of $4.3 million for the three months ended March 31, 2002 represents the cumulative effect, net of income taxes of $297,000, of the Company’s assessment that goodwill associated with certain non-motorsports related reporting units was impaired upon adopting SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. See Note 2 to the Consolidated Financial Statements for additional information.

Net Income for the three months ended March 31, 2003 increased by $6.7 million, or 54.4%, over such income for the same period in 2002. This increase is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the three months ended March 31, 2003 for improvements and expansion at its speedway facilities. Significant changes in the Company’s financial condition and liquidity during the three months ended March 31, 2003 resulted primarily from:

(1)	net cash generated by operations amounting to $24.2 million, including an increase in deferred race event revenue amounting to $15.4 million; and

(2)	cash outlays for capital expenditures amounting to $28.8 million;

At March 31, 2003, the Company had cash and cash equivalents totaling $106.0 million and had $90.0 million in outstanding borrowings under the $250.0 million Existing Credit Facility. At March 31, 2003, net deferred tax liabilities totaled $122.6 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

Cash flows from operations in the first quarter 2003 compared to 2002 were significantly impacted by lower increases in deferred race event income in 2003 due primarily to advance food and beverage sales commissions received from the Levy Group in 2002 and changes in billing and payment terms on advance ticket sales, suite rentals and other event related items.

The Company had the following contractual cash obligations and other commercial commitments as of March 31, 2003 (in thousands):

	Payments Due By Period
Contractual Cash Obligations	Total	Current	1-3 Years	3-5 Years	Thereafter
Current liabilities, excluding current maturities of long-term debt and deferred race event income	$56,434	$56,434	—	—	—
Long-term debt, including current maturities	342,106	156	$90,142	$251,808	—
Payable to affiliate	2,594	—	—	—	$2,594
Other liabilities	2,019	—	—	—	2,019
Operating leases	3,568	442	1,176	1,176	774

Total Contractual Cash Obligations	$406,721	$57,032	$91,318	$252,984	$5,387

	Commitment Expiration By Period
Other Commercial Commitments	Total	Current	1-3 Years	3-5 Years	Thereafter
Letters of credit,
Total Other Commercial Commitments	$722	$722	—	—	—

The Company presently does not have any significant off-balance sheet obligations, guarantees, commitments or other contractual cash obligations, other commercial commitments or contingent obligations.

The Company has a senior revolving facility provided by a syndicate of banks led by Bank of America, N.A. as an agent and lender (the Existing Credit Facility), with an overall borrowing limit of $250.0 million, a sub-limit of $10.0 million for standby letters of credit, an unused commitment fee of 0.2%, matures in May 2004, and is secured by pledged capital stock and other equity interests of all operative Company subsidiaries except Oil-Chem (the Guarantors). Interest on borrowings under the Existing Credit Facility is based, at the Company’s option, upon (i) LIBOR plus 0.75% to 1.25% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%.

Refinancing of Senior Subordinated Debt and Bank Credit Facility. On May 8, 2003, the Company committed to issue $230.0 million in aggregate principal amount of 6¾% Senior Subordinated Notes due 2013 (the 2003 Senior Subordinated Notes, as more fully described below). The issuance of the 2003 Senior Subordinated Notes is anticipated to be completed on or about May 16, 2003 and is subject to various conditions. Concurrent with the issuance of the 2003 Senior Subordinated Notes, the

Company is in the process of refinancing its Existing Credit Facility. The 2003 Credit Facility, as more fully described below, is expected to consist of a revolving credit facility with an overall borrowing limit of $250.0 million, and separate sub-limits of $10.0 million for standby letters of credit and for 15-day swing line loans, and a $50.0 million five-year term loan. The Company can offer no assurance that it will successfully complete the issuance of the 2003 Senior Subordinated Notes or execute the 2003 Credit Facility. The net proceeds from the 2003 Senior Subordinated Notes, together with borrowings under the anticipated 2003 Credit Facility and cash and cash equivalents on hand, will be used to (1) fully redeem the Company’s $250.0 million in aggregate principal amount 8½% Senior Subordinated Notes due 2007 (the Existing Senior Subordinated Notes), including the payment of redemption premium and accrued interest, (2) refinance borrowings under the Existing Credit Facility, and (3) pay related fees and expenses associated with the redemption and refinancing. On or about 30 days after the issuance of the 2003 Senior Subordinated Notes, all Existing Senior Subordinated Notes will be redeemed, which redemption is contingent on the issuance of the 2003 Senior Subordinated Notes. Neither the closing of the 2003 Senior Subordinated Notes nor the 2003 Credit Facility is contingent on the closing of the other debt instrument. The refinancing of the Existing Credit Facility and the Existing Senior Subordinated Notes will extend the Company’s senior and subordinated debt maturities, and management believes the refinancings will provide additional financial and operational flexibility.

The Company’s management, including the Board of Directors, believes such debt redemption and replacement transactions are in the Company’s long-term interest based on the current favorable interest rate environment and scheduled maturity of the existing credit facility in May 2004. All borrowings outstanding under the Existing Senior Subordinated Notes and Existing Credit Facility are expected to be replaced and funded with the issuance of new long-term debt. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred interest rate swap payment, and transaction costs, all associated with the existing debt arrangements, are estimated to aggregate approximately $7.8 million, after income taxes of $5.0 million, and will be reflected as a charge to earnings in the second quarter 2003. The charge is expected to reduce second quarter 2003 basic and diluted earnings per share by $0.18.

Management estimates that approximately $6.2 million of available cash and cash equivalents will be used to fund the redemption premium and accrued interest on the Existing Senior Subordinated Notes and pay related commissions, fees and expenses associated with the 2003 Senior Subordinated Notes and 2003 Credit Facility. The 2003 Senior Subordinated Notes will likely be issued at par, and net proceeds after commissions and fees are expected to approximate $224.2 million. Such proceeds, along with expected borrowings of $80.0 million under the replacement revolving credit facility and the new $50.0 million term loan, and cash and cash equivalents on hand will be used to repay and retire then outstanding borrowings under the Existing Senior Subordinated Notes and Existing Credit Facility. Until the Existing Senior Subordinated Notes are redeemed, the Company intends to utilize net proceeds from the sale of the 2003 Senior Subordinated Notes to repay outstanding borrowings and accrued interest under the Existing Credit Facility and invest in short-term, fixed income securities.

2003 Senior Subordinated Notes. The 2003 Senior Subordinated Notes are expected to mature on June 1, 2013 and pay interest semi-annually on June 1 and December 1, commencing on December 1, 2003. The 2003 Senior Subordinated Notes will be guaranteed on a senior subordinated basis by the Guarantors. On or after June 1, 2008, the Company may redeem some or all of the 2003 Senior Subordinated Notes at any time at annually declining redemption premiums. On or before June 1, 2006, the Company may redeem up to 35% of the 2003 Senior Subordinated Notes with the proceeds from certain equity offerings at a redemption premium. If the Company experiences certain changes of control, the Company must offer to repurchase the 2003 Senior Subordinated Notes at 101% of the aggregate principal amount plus accrued and unpaid interest. The indenture governing the 2003 Senior Subordinated Notes will, among other things, restrict the Company’s ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with our affiliates; merge or consolidate; restrict dividends or other payments from subsidiaries; sell equity interest of subsidiaries; and sell, assign, transfer, lease, convey or dispose of assets.

The Company has agreed to offer to exchange the 2003 Senior Subordinated Notes for publicly tradable and substantially identical senior subordinated notes by using reasonable best efforts to file a registration statement with the Securities and Exchange Commission (SEC) on or before 90 days after the issuance of the 2003 Senior Subordinated Notes, to be declared effective by the SEC within 150 days from the issue date. Otherwise, the Company has agreed to file under certain circumstances a shelf registration statement to cover public resales of the 2003 Senior Subordinated Notes and to cause such registration statement to be declared effective as promptly as possible by the SEC. If the Company fails to satisfy these obligations, the Company has agreed to pay liquidated damages to holders of the 2003 Senior Subordinated Notes under certain circumstances.

2003 Credit Facility. The Company is currently negotiating the terms of the 2003 Credit Facility and has received commitments regarding the full anticipated amount of this facility. The 2003 Credit Facility is subject to various conditions, and the Company cannot provide any assurance that it will obtain the 2003 Credit Facility on the terms discussed below or at all. The 2003 Credit Facility is expected to be effective on or about May 16, 2003. The 2003 Credit Facility is expected to consist of a senior revolving facility (the Revolving Facility) and term loan (the Term Loan) provided by a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility will provide for borrowings in an aggregate principal amount of up to $250.0 million, and includes a sub-limit of $10.0 million for standby letters of credit and a sub-limit of $10.0 million for borrowings under 15-day swing line loans. The Term Loan will be in the aggregate principal amount of $50.0 million.

Amounts outstanding under the 2003 Credit Facility will bear interest at a rate based, at the Company’s option, upon (1) LIBOR plus a margin ranging from 1.5% to 2.5%, as adjusted from time to time in accordance with the terms of the 2003 Credit Facility, or (2) the greater of (a) Bank of America’s prime rate or (b) the Federal Funds rate plus 0.5%. The 2003 Credit Facility will adjust the margin applicable to the LIBOR borrowings based upon certain ratios of funded debt to EBITDA, as defined in the 2003 Credit Facility. The 2003 Credit Facility will mature in May 2008. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the establishment of the 2003 Credit Facility subject to certain conditions on the date borrowed. The Term Loan principal will be amortized by quarterly payments beginning in 2004 through final maturity in 2008.

The 2003 Credit Facility will contain a number of financial, affirmative and negative covenants that regulate the Company’s operations. Financial covenants will require maintenance of ratios of funded debt to EBITDA, funded senior debt to EBITDA and EBIT to interest expense and dividends, and require the Company to maintain a minimum net worth. Negative covenants will restrict, among other things, the incurrence and existence of liens, the making of investments, restricted payments, including equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, sales of assets, and the incurrence of debt. Indebtedness under the 2003 Credit Facility will be guaranteed by the Guarantors, and will be secured by a pledge of all the capital stock and limited liability company interests, as the case may be, of the Guarantors.

Future Liquidity. The Company anticipates that cash from operations, funds available through the 2003 Credit Facility and proceeds from the sale of the 2003 Senior Subordinated Notes will be sufficient to meet its operating needs through 2003, including planned capital expenditures at its speedway facilities, the payment of the redemption price for the Existing Senior Subordinated Notes or any future dividends that may be declared. If the Company is unable to obtain the 2003 Credit Facility, it will borrow under its Existing Credit Facility to fund, together with the net proceeds from the sale of the 2003 Senior Subordinated Notes and cash and cash equivalents on hand, the redemption price for the Existing Senior Subordinated Notes. In such event, the Company anticipates that cash from operations and funds remaining available under the Existing Credit Facility will be sufficient to meet operating needs through 2003. If the Company is unable to enter into the 2003 Credit Facility as contemplated, it will need to obtain another method to refinance the Existing Credit Facility which matures in May 2004. If the Company is unable to do so on a timely basis, it may need to change its planned capital expenditures, enter into short-term credit arrangements or take other actions to retain sufficient liquidity to operate its business and repay the Existing Credit Facility when it becomes due. Based upon anticipated future growth and financing requirements, the Company expects that it will, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase its debt and equity securities, depending on liquidity and prevailing market conditions, as well as such factors as permissibility under the 2003 Credit Facility and the indenture governing the 2003 Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, additional liquidity resources, as well as possibly others, could be needed to fund its continued growth, including the continued expansion and improvement of its speedway facilities.

Capital Expenditures

Management believes significant growth in the Company’s revenues depends, in large part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

•	2003 Projects. At March 31, 2003, the Company had various construction projects underway to increase and improve facilities for fan amenities and other site improvements at its speedways. The Company’s multi-year reconfiguration and modernization of IR was substantially finished in 2002, with completion presently scheduled for 2003. In March 2003, the Company substantially completed construction at BMS of approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury suites, featuring new stadium-style seating, outstanding views, convenient elevator access and popular food courts. In 2003, the Company began construction at LVMS of approximately 15,000 new permanent seats, completion of which is presently scheduled for 2004. Similar to prior years, the Company continues to expand concessions, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans at several of its speedways. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow particularly at IR, and at other Company speedways.

The estimated aggregate cost of capital expenditures in 2003 will approximate $55 to $60 million. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

•	undetected soil or land conditions;

•	additional land acquisition costs;

•	increases in the cost of construction materials and labor;

•	unforeseen changes in design;

•	litigation, accidents or natural disasters affecting the construction site; and

•	national or regional economic changes.

In addition, the actual cost could vary materially from our estimates if assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost.

The Company also continually evaluates new opportunities that will add value for its stockholders, including the acquisition and construction of new speedway facilities, the expansion and development of existing Legends Cars and Oil-Chem products and markets and the expansion into complementary businesses.

Dividends

Any decision concerning the payment of common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, and limitations under the Existing Credit Facility, 2003 Credit Facility, Existing Senior Subordinated Notes or 2003 Senior Subordinated Notes, as applicable, and as the Company’s Board of Directors, in its sole discretion, may consider relevant. The Existing Credit Facility was amended in 2002 to allow payment of dividends and repurchase of SMI securities up to $15.0 million annually. The 2003 Credit Facility is anticipated to include a similar provision.

Recently Issued Accounting Standards

In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB No. 123” was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company applied the disclosure provisions of SFAS No. 148 in these financial statements and accompanying notes.

In January 2003, FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (VIE) and determining when assets, liabilities, noncontrolling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of FIN 46 became effective upon issuance, and did not impact the Company’s financial statements or disclosures.

In April 2003, SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. Because the Company presently has no derivative instruments, adoption is expected to have no effect on its financial statements or disclosures.

Near-term Operating Factors

There are many factors that affect the Company’s growth potential, future operations and financial results, including some of the following operating factors:

•	Current Operating Trends. The national incidents of September 11, 2001, along with the Iraq war, have raised a combination of operating factors never before encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. These factors, in an already challenging economy, are affecting consumer and corporate spending sentiment. Economic conditions and competitive racing can affect ticket and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, near-term ticket sales, particularly to corporate customers, and suite rentals, hospitality and other event revenues have been, and may continue to be, adversely impacted by these and other factors. The Company decided not to increase many ticket and concession prices at least for 2003 to help foster fan support and mitigate any near-term weakness.

•	NASCAR Broadcasting Rights Agreement. Fiscal 2002 was the Company’s second year under the multi-year consolidated domestic television broadcast rights agreement for NASCAR Winston Cup and Busch Series events. This agreement is expected to provide the Company with future increases in contracted broadcasting revenues. Total revenues under this domestic broadcast rights agreement is expected to approximate $90 million in 2003, reflecting an increase of approximately $12 million over 2002. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR have increased, and may continue to increase, at a relatively higher rate. Purse and sanction fees are negotiated with NASCAR on an annual basis.

•

Insurance Coverage. Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted after the national incidents on September 11, 2001 and incidents similar to the pedestrian bridge collapse at LMS in 2000. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. The Company has a material investment in property and equipment at each of its six speedway facilities, generally located near highly populated cities, and which hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs in fiscal 2002 and 2003, and further increases are possible. While management believes it has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, management can not guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company’s speedway facilities could have a material adverse effect on its financial position and future results of operations if asset damage and/or Company liability were to exceed insurance coverage limits. The occurrence of additional national incidents, and particularly incidents at sporting event, entertainment or other public venues, may significantly impair the Company’s ability to obtain such insurance coverage in the future.

•	Litigation Costs. As discussed in “Legal Proceedings” and Note 7 to the March 31, 2003 Consolidated Financial Statements, the Company is involved in various litigation for which significant legal costs were incurred in fiscal 2002, particularly associated with the FTC litigation with Oil-Chem. While the FTC litigation with Oil-Chem was settled in March 2003, the Company has other ongoing litigation. The Company intends to defend vigorously against the claims raised in existing legal actions, and it will likely incur significant legal costs in fiscal 2003. Although such legal costs in 2003 are expected to decline due to settlement of the FTC litigation and near or completed resolution of other legal matters, management is presently unable to quantify the amount of these expected legal costs. New or changes in pending or threatened legal action against the Company could result in further increases in legal costs.

•	Planned Senior Subordinated Notes Redemption and Bank Credit Facility Replacement. As discussed in Note 4 to the Consolidated Financial Statements and above in “Liquidity and Capital Resources” and “Near Term Operating Factors”, in June 2003, the Company plans to redeem and retire all outstanding Existing Senior Subordinated Notes with proceeds from the issuance of the 2003 Senior Subordinated Notes and the 2003 Credit Facility and from cash and cash equivalents on hand. The proceeds from the 2003 Senior Subordinated Notes, along with the 2003 Credit Facility and cash and cash equivalents on hand, will be used to repay and retire then outstanding borrowings under the Existing Senior Subordinated Notes and Existing Credit Facility, fund redemption premium, accrued interest, commissions, fees and other transaction costs, fund capital expenditures and for working capital needs. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred interest rate swap payment, and transaction costs, all associated with the existing debt arrangements, are estimated to aggregate approximately $7.8 million, after income taxes of $5.0 million, and will be reflected as a charge to earnings in the second quarter 2003. The charge is expected to reduce second quarter 2003 basic and diluted earnings per share by $0.18.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s financial instruments with market risk exposure consist only of notes receivable and bank revolving credit facility borrowings which are sensitive to changes in interest rates. The Company’s Existing Senior Subordinated Notes are fixed interest rate debt obligations. A change in interest rates of one percent on the notes receivable and debt balances outstanding at March 31, 2003 would cause a change in annual interest income of approximately $190,000 and annual interest expense of approximately $900,000. See Note 7 to the Consolidated Financial Statements for information on the terms and conditions of notes receivable. See Note 4 to the Consolidated Financial Statements and above in “Liquidity and Capital Resources” for additional information on the terms and conditions of debt obligations.

Equity Price Risk. The Company’s marketable equity securities are included in other noncurrent assets and are classified as “available for sale.” Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

As of and during the three months ended March 31, 2003, there have been no significant changes in the Company’s interest rate risk or equity price risk. As discussed in Note 4 to the Consolidated Financial Statements and above in “Liquidity and Capital Resources” and “Near Term Operating Factors”, in June 2003, the Company plans to redeem and retire all outstanding Existing Senior Subordinated Notes with proceeds from issuing, in May 2003, the 2003 Senior Subordinated Notes and the 2003 Credit Facility and cash and cash equivalents on hand.

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

On February 8, 2000, Robert L. “Larry” Carrier filed a lawsuit against SMI and BMS in the Chancery Court for Sullivan County, Tennessee. This suit alleged that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint sought compensatory and punitive damages as well as injunctive relief. The complaint sought $15 million in compensatory and $60 million in punitive damages as well as injunctive relief. On October 11, 2002, the trial court entered a judgment against SMI and BMS for approximately $1.4 million in damages plus costs. On February 19, 2003, the court entered into an amended judgment awarding approximately $2.4 million to the plaintiff, and awarding BMS exclusive possession of the leased premises. A charge to earnings of approximately $2.4 million was reflected in the six months ended December 31, 2002 for the litigation. The plaintiff and the Company have appealed this judgment. The Company believes that the plaintiff’s claim is without merit and intends to pursue its rights to appeal vigorously.

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

To date, individuals claiming injuries from the bridge failure on May 20, 2000, have filed a total of 41 separate lawsuits including the following two new lawsuits filed since January 1, 2003: Nick Haralson and Michael Aquino on January 17, 2003, and Joyce Million on May 12, 2003. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages.

Eight lawsuits previously filed in North Carolina state court were settled in August 2002, three lawsuits were settled in December 2002 and January 2003, and one was settled in May 2003, with the claims being dismissed as to all defendants, including SMI and LMS. Management does not expect settlements in this matter to have a material adverse effect on the Company’s financial position or future results of operations. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all of the evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and therefore LMS will be jointly and severally liable for future verdicts. The Company has filed a notice of appeal with respect to the March 2003 trial verdict. Discovery is proceeding in the remaining cases. All of the state court lawsuits were consolidated before one judge and are pending in Mecklenburg County. The federal lawsuits are progressing under the same discovery plan that the parties are following in the consolidated state court lawsuits. The Company is vigorously defending itself and denies the allegations of negligence as well as the related claims for punitive damages. Additional lawsuits involving this incident may be filed in the future.

On January 31, 2001, the Federal Trade Commission (“FTC”) filed a complaint against SMI and Oil-Chem in the United States District Court, Middle District of North Carolina. The FTC sought to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to address alleged injury to customers. On March 20, 2003, a settlement was reached resolving all FTC claims against SMI and Oil-Chem without any admission of liability by SMI and Oil-Chem. The FTC staff has confirmed the advertising claims SMI and Oil-Chem may make going forward and indicated that no compliance action would be merited as a result of such advertising claims. In order to avoid protracted litigation with the FTC,

SMI and Oil-Chem, as a part of the settlement, will offer a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the terms of the settlement, the aggregate refund amount to be paid by SMI and Oil-Chem is not to exceed $1.0 million. The Company cannot presently estimate the amount of aggregate refund payments which might be made since the Company is unable to determine how many customers will affirmatively accept the Company’s offer before a 180-day deadline for acceptances.

Item 6. Exhibits and Reports on Form 8-K

Exhibits filed during the fiscal quarter covered by this Form 10-Q are as follows:

(a)

Exhibit Number	Description

4.1

Sixth Supplemental Indenture dated as of January 17, 2003 to the Indenture dated as of August 4, 1997 among Speedway Motorsports, Inc. (SMI), the Guarantors named therein and U.S. Bank National Association, as successor in interest to First Trust National Association, as Trustee.

4.2

Fifth Supplemental Indenture dated as of January 17, 2003 to the Indenture dated as of May 11, 1999 among SMI, the Guarantors named therein and U.S. Bank National Association, as successor in interest to US Bank Trust National Association, as Trustee.

99.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No reports were filed on Form 8-K during the fiscal quarter covered by this Form 10-Q.

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Items 9 and 12 are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC. (Registrant)

Date: May 15, 2003	By:	/s/ O. BRUTON SMITH
O. Bruton Smith Chairman and Chief Executive Officer

Date: May 15, 2003	By:	/s/ WILLIAM R. BROOKS
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ O. BRUTON SMITH
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	By:	/s/ WILLIAM R. BROOKS
William R. Brooks Vice President and Chief Financial Officer