Form 10-Q
period 2003-06-30
SPEEDWAY MOTORSPORTS INC
filed 2003-08-06
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of August 5, 2003, there were 42,487,475 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$142,314	$112,638
Accounts receivable	35,124	21,950
Inventories	17,507	16,755
Prepaid expenses	5,190	2,223

Total Current Assets	200,135	153,566

Property and Equipment, Net	875,047	861,107
Goodwill and Other Intangible Assets, Net	51,908	51,990
Notes and Other Receivables:
Affiliates	11,104	16,454
Other	2,808	202
Other Assets	24,983	22,421

TOTAL	$1,165,985	$1,105,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$143	$156
Accounts payable	11,275	15,902
Deferred race event income, net	61,001	85,565
Accrued income taxes	27,771	1,540
Accrued interest	2,174	7,979
Accrued expenses and other liabilities	25,214	20,098

Total Current Liabilities	127,578	131,240
Long-Term Debt (Note 4)	360,023	342,069
Payable to Affiliate	2,594	2,594
Deferred Income, Net	12,221	14,090
Deferred Income Taxes	121,676	122,604
Other Liabilities	2,049	1,971

Total Liabilities	626,141	614,568

Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.10 par value, shares authorized—3,000,000, no shares issued	—	—
Common stock, $.01 par value, shares authorized—200,000,000, issued and outstanding—42,480,000 in 2003 and 42,307,000 in 2002	425	423
Additional paid-in capital	174,436	171,414
Retained earnings	364,988	319,357
Accumulated other comprehensive loss—unrealized loss on marketable equity securities	(5)	(22)

Total Stockholders’ Equity	539,844	491,172

TOTAL	$1,165,985	$1,105,740

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
REVENUES:
Admissions	$54,487	$55,889
Event related revenue	49,579	48,148
NASCAR broadcasting revenue	38,589	33,211
Other operating revenue	8,252	10,693

Total Revenues	150,907	147,941

EXPENSES AND OTHER:
Direct expense of events	26,399	27,699
NASCAR purse and sanction fees	28,877	25,154
Other direct operating expense	6,667	8,522
General and administrative	16,501	15,922
Depreciation and amortization	8,473	7,884
Interest expense, net (Note 4)	6,472	4,996
Loss on early debt redemption and refinancing (Note 4)	12,800	1,237
FTC refund claims settlement (Note 7)	1,141	—
Other income, net	(58)	(268)

Total Expenses and Other	107,272	91,146

Income From Continuing Operations Before Income Taxes	43,635	56,795
Income Tax Provision	17,149	22,333

NET INCOME	$26,486	$34,462

Basic Earnings Per Share (Note 5)	$0.62	$0.82

Weighted Average Shares Outstanding	42,379	42,117

Diluted Earnings Per Share (Note 5)	$0.62	$0.80

Weighted Average Shares Outstanding	42,670	43,109

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
REVENUES:
Admissions	$97,527	$94,998
Event related revenue	77,683	74,212
NASCAR broadcasting revenue	63,628	54,786
Other operating revenue	17,063	20,513

Total Revenues	255,901	244,509

EXPENSES AND OTHER:
Direct expense of events	44,262	42,582
NASCAR purse and sanction fees	47,760	41,975
Other direct operating expense	14,736	16,746
General and administrative	31,250	30,277
Depreciation and amortization	16,926	15,807
Interest expense, net (Note 4)	11,578	10,792
Loss on early debt redemption and refinancing (Note 4)	12,800	1,237
FTC refund claims settlement (Note 7)	1,141	—
Other expense (income), net	253	(277)

Total Expenses and Other	180,706	159,139

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change	75,195	85,370
Income Tax Provision	29,564	33,550

Income From Continuing Operations Before Cumulative Effect of Accounting Change	45,631	51,820
Loss From Operations and Disposal of Discontinued Business (Note 1)	—	(686)

Income Before Cumulative Effect of Accounting Change	45,631	51,134
Cumulative Effect of Accounting Change for Goodwill Impairment (Note 2)	—	(4,273)

NET INCOME	$45,631	$46,861

BASIC EARNINGS PER SHARE (Note 5):
Continuing Operations Before Accounting Change	$1.08	$1.23
Discontinued Operations	—	(0.01)
Accounting Change	—	(0.10)

Basic Earnings Per Share	$1.08	$1.12

Weighted Average Shares Outstanding	42,369	42,000

DILUTED EARNINGS PER SHARE (Note 5):
Continuing Operations Before Accounting Change	$1.07	$1.19
Discontinued Operations	—	(0.01)
Accounting Change	—	(0.10)

Diluted Earnings Per Share	$1.07	$1.08

Weighted Average Shares Outstanding	42,643	43,725

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stock- holders’ Equity

	Shares	Amount
BALANCE—JANUARY 1, 2003	42,307	$423	$171,414	$319,357	$(22)	$491,172
Net income	—	—	—	45,631	—	45,631
Net unrealized gain on marketable equity securities	—	—	—	—	17	17
Issuance of stock under employee stock purchase plan	24	—	559	—	—	559
Exercise of stock options	149	2	1,523	—	—	1,525
Tax benefit from exercise of stock options	—	—	940	—	—	940

BALANCE—JUNE 30, 2003	42,480	$425	$174,436	$364,988	$(5)	$539,844

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,631	$46,861
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations and disposal of discontinued business	—	686
Cumulative effect of accounting change	—	4,273
Loss on early debt redemption and refinancing	12,800	1,237
Loss on disposal of equipment	180	266
Depreciation and amortization	16,926	15,807
Amortization of deferred income	(1,162)	(1,345)
Changes in operating assets and liabilities:
Accounts receivable	(11,974)	(13,856)
Inventories	(1,152)	(992)
Prepaid expenses	(2,567)	(2,254)
Accounts payable	1,575	4,311
Deferred race event income	(24,564)	(13,384)
Accrued income taxes	26,231	26,827
Accrued expenses and other liabilities	(689)	2,288
Deferred income	419	619
Other assets and liabilities	(311)	1,442

Net Cash Provided By Operating Activities	61,343	72,786

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	360,000	232
Principal payments on long-term debt	(340,112)	(54,652)
Payments of debt redemption premium and debt issuance costs (Note 4)	(19,215)	—
Exercise of common stock options	2,465	3,978
Issuance of stock under employee stock purchase plan	559	181

Net Cash Provided (Used) By Financing Activities	3,697	(50,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,782)	(37,393)
Proceeds from sales of property and equipment and property held for sale	685	10,003
Proceeds from sales of marketable equity securities and distribution from equity method investee	189	300
Increase in notes and other receivables:
Affiliates	(344)	(4,755)
Other	(3,806)	—
Repayment of notes and other receivables from affiliates	5,694	1,132

Net Cash Used By Investing Activities	(35,364)	(30,713)

Net Increase (Decrease) In Cash and Cash Equivalents	29,676	(8,188)
Cash and Cash Equivalents At Beginning Of Period	112,638	93,980

Cash and Cash Equivalents At End Of Period	$142,314	$85,792

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$18,314	$12,512
Cash paid for income taxes	3,275	7,342
Supplemental Information Of Noncash Investing And Financing Activities:
Increase (decrease) in accounts payable for capital expenditures	(6,202)	9,371

See notes to consolidated financial statements.

The following Notes to Unaudited Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Legal Proceedings contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include projections or expectations of future financial or economic performance of the Company, and statements of the Company’s plans and objectives for future operations, including those relating to the Company’s future capital projects, hosting of races, broadcasting rights or sponsorships, and legal proceedings. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, “may”, and “plans”, and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the SEC as an exhibit to the Company’s fiscal 2002 Annual Report on Form 10-K.

Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway LLC and subsidiaries a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries (SMIP), Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMIT), Speedway Funding LLC, Speedway Properties LLC d/b/a Performance Racing Network (PRN) and Speedway Media LLC d/b/a Racing Country USA (RCU), (collectively, the Company).

Discontinued Operations and Disposal of Business—In March 2002, the Company committed to a formal plan to discontinue and dispose of the operations of SoldUSA, Inc., then a wholly-owned subsidiary, due to difficult market conditions for internet auction and e-commerce companies. Disposal occurred in the second quarter 2002. Certain SoldUSA net assets, which totaled approximately $1,514,000 as of March 31, 2002, were transferred to the previous owner in exchange primarily for elimination of a $1,069,000 note payable owed by the Company for acquiring SoldUSA. In the three months ended June 30, 2002, there were no SoldUSA revenues and losses from SoldUSA’s discontinued operations were insignificant. In the six months ended June 30, 2002, losses from SoldUSA’s discontinued operations were $99,000, after income taxes of $64,000, and total SoldUSA revenues were $249,000. Losses on disposal of $587,000, after income taxes of $381,000, were recognized in the first quarter 2002 and the six months ended June 30, 2002. See Note 2 on goodwill impairment recognition in the first quarter 2002 associated with SoldUSA. The Company accounted for the disposal of SoldUSA using Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. There were no losses or revenues pertaining to SoldUSA in the three and six months ended June 30, 2003.

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

Revenue Recognition—The Company recognizes admissions, NASCAR broadcasting and event related revenues when an event is held. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (1) generally advance revenue is refundable and (2) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements.

Quarterly Reporting—The Company currently recognizes revenues and operating expenses for all events in the calendar quarter in which conducted except for major NASCAR and other sanctioned racing events which occur on the last full weekend of a calendar quarter. When major racing events occur on the last full weekend of a calendar quarter, the race event revenues and operating expenses are recognized in the current or immediately succeeding calendar quarter that corresponds to the calendar quarter of the prior year in which the same major racing event was conducted. A major NASCAR-sanctioned racing event, consisting principally of one NASCAR Winston Cup and one Busch Series race, occurred at TMS on the weekend of March 29-30, 2003 which was held last year on the weekend of April 6-7, 2002. As such, the revenues and operating expenses of the 2003 race event were recognized in the second quarter 2003 corresponding with those of the 2002 race event recognized in the second quarter 2002.

Beginning in 2004, the Company intends to recognize revenues and operating expenses for all events in the calendar quarter in which conducted—including major NASCAR and other sanctioned racing events—because of the frequency of changes in race schedules in recent years. This change will have no impact on the reporting of full year operating results.

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

Long-Term Management Contract and Asset Sale—Certain Company subsidiaries and Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) executed a long-term food and beverage management agreement and an asset purchase agreement which closed in February 2002. The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s six speedways and other outside venues. These services were previously provided by the Company’s subsidiary SMIP. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The management contract period is initially ten years with a renewal option for an additional ten-year period. The Levy Group also purchased certain food and beverage machinery and equipment of SMIP for approximately $10,003,000 in cash, which approximated net book value as of December 31, 2001. The Company’s operating profits associated with food, beverage and hospitality catering activities provided by the Levy Group are reported as net event related commission revenue and net other operating commission revenue.

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

In the first quarter 2002, the Company evaluated the effects of SFAS No. 142 for possible initial goodwill impairment under transitional rules. The fair value of goodwill and other intangibles for each reporting unit of the Company was assessed primarily using expected present value of future cash flows and corroborated by quoted market prices or comparable transactions where available or applicable. Such impairment assessment indicated that goodwill associated with Oil-Chem of $3,815,000 and SoldUSA of $755,000, both non-motorsports related reporting units of the Company, was impaired under the new accounting guidelines. In accordance with SFAS No. 142, the Company recorded these impairments as a change in accounting principle as of January 1, 2002. The non-cash cumulative effect of the accounting change reduced net income in the first quarter 2002 and the six months ended June 30, 2002 by $4,273,000, after income taxes of $297,000, and basic and diluted earnings per share by $0.10. Goodwill associated with Oil-Chem is not deductible for tax reporting purposes and represents a permanent difference for which current or deferred income tax liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff.

All remaining goodwill and other intangible assets, after the impairment loss recognition, are associated with the Company’s motorsports related operating segment and are not subject to amortization. As of June 30, 2003 and December 31, 2002, these intangible assets had carrying values aggregating approximately $51,900,000, including other intangible assets of approximately $2,900,000 associated with race event sanctioning arrangements and relationships. Management’s annual assessment of goodwill as of April 1, 2003 indicated there has been no impairment, and there have been no events or circumstances which might indicate possible impairment of goodwill and other intangible assets as of June 30, 2003.

Recently Issued Accounting Standards—In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure – an amendment of FASB No. 123” was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As further discussed in “Stock-Based Compensation” below, the Company applied the disclosure provisions of SFAS No. 148 in these financial statements and accompanying notes.

In January 2003, Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (VIE) and determining when assets, liabilities, noncontrolling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of FIN 46 became effective upon issuance, and did not impact the Company’s financial statements or disclosures.

In April 2003, SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. The Company had no derivative instruments at June 30, 2003, and will assess the impact, if any, adoption would have on its financial statements or disclosures upon entering into any derivative instruments.

In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued to improve the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity, and requires classification of those instruments as liabilities in statements of financial position. It affects, among other things, the accounting for generally three types of freestanding financial instruments: mandatory redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of a company’s shares. SFAS No. 150 does not apply to features embedded in financial instruments that are not derivatives in entirety. SFAS No. 150 is effective generally for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. The Company had no freestanding financial instruments at June 30, 2003, and will assess the impact, if any, adoption would have on its financial statements or disclosures upon entering into any such instruments.

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

The following schedule illustrates the pro forma effect on net income and earnings per share had compensation cost for stock options been determined using the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2003	2002	2003	2002
Net income as reported	$26,486	$34,462	$45,631	$46,861
Less: Stock-based compensation expense determined using fair value method, net of taxes	—	—	(143)	(189)

Pro forma net income	$26,486	$34,462	$45,488	$46,672

Basic Earnings Per Share:
As reported	$0.62	$0.82	$1.08	$1.12

Pro forma	$0.62	$0.82	$1.07	$1.11

Diluted Earnings Per Share:
As reported	$0.62	$0.80	$1.07	$1.08

Pro forma	$0.62	$0.80	$1.07	$1.08

The fair value of each option grant for both stock option plans is estimated on grant date using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30:		Six Months Ended June 30:
	2003	2002	2003	2002
Options granted	—	—	40,000	50,000
Weighted average grant-date fair values	—	—	$26.06	$25.65
Expected volatility	—	—	33.3%	33.3%
Risk-free interest rates	—	—	2.2%	3.8%
Expected lives (in years)	—	—	3.0	3.0
Dividend yield	—	—	1.2%	1.2%

Reclassifications—Certain prior year accounts were reclassified to conform with current year presentation. Property held for sale previously reported at December 31, 2002, consisting of land for development of $12,252,000 was reclassified to noncurrent other assets, and condominiums located at two company speedways of $3,961,000 were reclassified to property and equipment, in the accompanying June 30, 2003 and December 31, 2002 balance sheets. Such land for development represents property foreclosed on by management in December 2001 which previously collateralized past due notes receivable. Independent appraised fair value less estimated selling costs supported reflecting the property based on note carrying values at foreclosure. Management is in the process of developing and marketing the property, which is adjacent to a regional outlet mall in the Charlotte metropolitan area. The speedway condominiums represent two condominiums at AMS and ten substantially completed condominiums at TMS which are being marketed. These assets were reclassified under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” as management is presently unable to determine if sale of these assets is probable within one year.

3. INVENTORIES—Inventories as of June 30, 2003 and December 31, 2002 consist of the following components (in thousands):

	June 30, 2003	December 31, 2002
Souvenirs and apparel	$11,087	$10,217
Finished vehicles, parts and accessories	4,501	4,523
Oil lubricant and other	1,919	2,015

Total	$17,507	$16,755

4. LONG-TERM DEBT AND LOSS ON EARLY DEBT REDEMPTION AND REFINANCING

Replacement of Bank Credit Facility and Redemption of Senior Subordinated Notes—At March 31, 2003 and December 31, 2002, the Company had borrowings under a revolving bank credit facility (the Former Credit Facility) of $90,000,000 and outstanding 8½% senior subordinated notes in the aggregate principal amount of $250,000,000 (the Former Senior Subordinated Notes).

As further described below, in May 2003, the Company refinanced the Former Credit Facility with proceeds from issuance of new 6¾% senior subordinated notes and execution of a replacement credit facility, and in June 2003, redeemed and retired all outstanding Former Senior Subordinated Notes. The Company’s management, including the Board of Directors, believes such debt redemption and replacement transactions are in the Company’s long-term interest based on a current favorable interest rate environment and scheduled maturity of the Former Credit Facility in May 2004, and provides additional financial and operational flexibility. All borrowings outstanding under the Former Credit Facility and Former Senior Subordinated Notes were replaced and funded with the issuance of new long-term debt. Proceeds from the new debt arrangements were also used to fund the redemption premium and accrued interest of the Former Senior Subordinated Notes and loan and other transaction costs for the new senior subordinated notes and new credit facility. See “Loss on Early Debt Redemption and Refinancing in 2003” below for additional information on the related charge to earnings reflected in the three and six months ended June 30, 2003.

Former Credit Facility—The Company’s former long-term, senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender, had an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, was scheduled to mature in May 2004, and was secured by a pledge of the capital stock and other equity interests of all operative Company subsidiaries except Oil-Chem. Interest was based, at the Company’s option, upon LIBOR plus 0.75% to 1.25% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%.

Former Senior Subordinated Notes—The Company’s 8½% Former Senior Subordinated Notes were scheduled to mature in August 2007, had semi-annual interest payments due February 15 and August 15, and were redeemable at varying prices at the Company’s option.

Bank Credit Facility Replacement—In May 2003, the Company obtained, from a syndicate of banks led by Bank of America, N.A. as an agent and lender, a long-term, senior revolving credit facility and term loan (the 2003 Credit Facility) to replace its Former Credit Facility (see “Former Credit Facility” above). The 2003 Credit Facility was used to repay outstanding borrowings under the Former Credit Facility, redeem a portion of the Former Senior Subordinated Notes, fund capital expenditures and for working capital needs. The 2003 Credit Facility consists of a revolving credit facility with an overall borrowing limit of $250,000,000, and separate sub-limits of $10,000,000 for standby letters of credit and for 15-day swing line loans, a $50,000,000 five-year term loan, an unused commitment fee of 0.375%, matures in May 2008, and is secured by pledged capital stock and other equity interests of all operative Company subsidiaries except Oil-Chem (Guarantors). The Company also agreed not to pledge its assets to any third party. At June 30, 2003, outstanding borrowings under the revolving credit facility amounted to $80,000,000 and under the term loan amounted to $50,000,000, and outstanding letters of credit amounted to $814,000. As of June 30, 2003, the Company could borrow up to an additional $170,000,000 under the 2003 Credit Facility. The Company was in compliance with all applicable covenants as of June 30, 2003.

Interest is based, at the Company’s option, upon (i) LIBOR plus 1.5% to 2.5% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Also, among other items, the Company is required to meet certain financial covenants, including specified levels of net worth and ratios of (i) funded senior debt to EBITDA, (ii) funded debt to EBITDA and (iii) earnings before interest and taxes (EBIT) to interest expense and dividends. The 2003 Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without lender consent, and limits annual and aggregate consolidated capital expenditures over the loan term, and allows for payment of dividends and repurchase of SMI securities up to $17.5 million annually. The Company also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, transactions with affiliates, guarantees, asset sales, investments, dividends, distributions and redemptions.

New Senior Subordinated Notes—In May 2003, the Company completed a private placement of 6¾% senior subordinated notes (the 2003 Senior Subordinated Notes) in the aggregate principal amount of $230,000,000. The 2003 Senior Subordinated Notes mature in 2013, are redeemable at the Company’s option at varying prices after June 1, 2008, and are guaranteed by all operative Company subsidiaries except Oil-Chem. Interest payments are due semi-annually on June 1 and December 1, commencing December 1, 2003. The 2003 Senior Subordinated Notes are subordinated to all present and future senior secured indebtedness of the Company, including the 2003 Credit Facility (see “Bank Credit Facility Replacement” above). The Company plans to file a registration statement to register these notes within 90 days after issuance. The 2003 Senior Subordinated Notes were issued at par, and net proceeds, after commissions and fees, approximated $224,200,000. Such proceeds, along with expected borrowings under the 2003 Credit Facility, were used to fully redeem the Former Senior Subordinated Notes in June 2003. The Company was in compliance with all applicable covenants as of June 30, 2003.

The Indenture governing the 2003 Senior Subordinated Notes (the 2003 Senior Subordinated Notes Indenture) contains certain restrictive and required financial covenants. The Company agreed not to pledge its assets to any third party except under certain limited circumstances, and to certain other limitations or prohibitions concerning the incurrence of other indebtedness, issuance of capital stock, guarantees, asset sales, investments, dividends, distributions and redemptions. The 2003 Senior Subordinated Note Indenture and 2003 Credit Facility agreements contain cross-default provisions.

Loss on Early Debt Redemption and Refinancing in 2003—In May 2003, as further described above, the Company refinanced the Former Credit Facility with proceeds from issuance of new 2003 Senior Subordinated Notes and execution of a replacement 2003 Credit Facility, and in June 2003, redeemed and retired all outstanding Former Senior Subordinated Notes at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred cash flow hedge interest rate swap termination and settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12,800,000, before income taxes of $5,030,000, were reflected as a charge to earnings in the second quarter 2003. The charge reduced basic and diluted earnings per share for the three and six months ended June 30, 2003 by $0.18.

Loss on Early Debt Redemption in 2002—In April 2002, the Company redeemed all then outstanding 5¾% convertible subordinated debentures aggregating $53.7 million at 101.64% of par value. At March 31, 2002, 1,726,000 shares of common stock would have been issuable upon conversion. Redemption reduced future interest expense and eliminated the associated dilution effect on earnings per share, and was funded entirely from available cash and cash investments on hand. The net redemption premium, associated unamortized net deferred loan costs, and transaction costs totaling approximately $1,237,000, before income taxes, were reflected as a charge to earnings in the second quarter 2002. The charge reduced basic and diluted earnings per share for the three and six months ended June 30, 2002 by $0.02.

The losses on early debt redemption for both 2003 and 2002 were reflected as a charge to earnings applying the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections”.

Deferred Financing Costs—Deferred financing costs are included in other noncurrent assets and amortized over the associated debt terms. Deferred financing costs of $8,590,000 and $12,811,000, are reported net of accumulated amortization of $141,000 and $6,948,000, at June 30, 2003 and December 31, 2002. As discussed above in “Loss on Early Debt Redemption and Refinancing in 2003”, previously deferred loan costs associated with the Former Credit Facility and Former Senior Subordinated Notes were written off as a charge to earnings in the second quarter 2002 upon replacement and redemption.

Subsidiary Guarantees—Amounts outstanding under the 2003 Credit Facility and 2003 Senior Subordinated Notes are guaranteed by all of the Company’s operative subsidiaries except for one minor wholly-owned subsidiary, Oil-Chem. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations.

Interest Expense, Net—Interest expense, net for the three months ended June 30, 2003 and 2002 includes interest expense of $7,013,000 and $5,507,000, and interest income of $541,000 and $511,000. The Company capitalized interest costs of $422,000 and $1,006,000 during the three months ended June 30, 2003 and 2002. The weighted-average interest rate on borrowings under the bank revolving credit facilities during the three months ended June 30, 2003 and 2002 was 2.5% and 2.7%.

Interest expense, net for the six months ended June 30, 2003 and 2002 includes interest expense of $12,510,000 and $11,932,000, and interest income of $932,000 and $1,140,000. The Company capitalized interest costs of $1,079,000 and $1,654,000 during the six months ended June 30, 2003 and 2002. The weighted-average interest rate on borrowings under the bank revolving credit facilities during the six months ended June 30, 2003 and 2002 was 2.3% and 2.7%.

The 2003 Senior Subordinated Notes aggregating $230,000,000 in principal were issued on May 16, 2003, and the Former Senior Subordinated Notes aggregating $250,000,000 in principal were fully redeemed on June 15, 2003. The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required notice of redemption to note holders by the Company. Interest expense of $1,486,000, net of interest income earned on proceeds received of $180,000, hereafter referred to as “interim interest expense on debt redeemed, net”, was incurred on the Former Senior Subordinated Notes from May 16, 2003 through June 15, 2003, along with interest expense on the 2003 Senior Subordinated Notes. Until the Former Senior Subordinated Notes were redeemed, the Company utilized net proceeds from the sale of the 2003 Senior Subordinated Notes to repay outstanding borrowings and accrued interest under the Former Credit Facility and invested in short-term, fixed income securities.

As such, interest expense, net for the three and six months ended June 30, 2003 includes interim interest expense on debt redeemed, net of $1,486,000 or $902,000 after taxes, reducing basic and diluted earnings per share by $.02.

5. PER SHARE DATA—Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt prior to redemption on April 19, 2002 (see Note 4). Anti-dilutive common stock equivalents for stock options of 169,000 and 175,000 in the three months ended June 30, 2003 and 2002, and 233,000 and 216,000 in the six months ended June 30, 2003 and 2002 were excluded in computing diluted earnings per share.

The following schedule reconciles basic and diluted earnings per share (dollars and shares in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2003	2002	2003	2002
Income from continuing operations before accounting change	$26,486	$34,462	$45,631	$51,820

Loss from operations and disposal of discontinued business, net of taxes (Note 1)	—	—	—	(686)

Income from before accounting change	26,486	34,462	45,631	51,134
Cumulative effect of accounting change for goodwill impairment, net of taxes (Note 2)	—	—	—	(4,273)

Net income available to common stockholders	26,486	34,462	45,631	46,861
Adjustment to interest expense for assumed conversions—5 3/4% Convertible debentures (Note 4)	—	86	—	506

Net income available to common stockholders and assumed conversions	$26,486	$34,548	$45,631	$47,367

Weighted average common shares outstanding	42,379	42,117	42,369	42,000
Dilution effect of assumed conversions:
Common stock equivalents—stock options	291	688	274	711
5 3/4% Convertible debentures (Note 4)	—	304	—	1,014

Weighted average common shares outstanding and assumed conversions	42,670	43,109	42,643	43,725

Basic Earnings Per Share:
Continuing operations before accounting change	$0.62	$0.82	$1.08	$1.23
Discontinued operations (Note 1)	—	—	—	(0.01)
Accounting change (Note 2)	—	—	—	(0.10)

Basic earnings per share	$0.62	$0.82	$1.08	$1.12

Diluted Earnings Per Share:
Continuing operations before accounting change	$0.62	$0.80	$1.07	$1.19
Discontinued operations (Note 1)	—	—	—	(0.01)
Accounting change (Note 2)	—	—	—	(0.10)

Diluted earnings per share	$0.62	$0.80	$1.07	$1.08

6. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at June 30, 2003 and December 31, 2002 include $967,000 and $954,000 due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner, including accrued interest. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at June 30, 2003 and December 31, 2002 include $3,700,000 and $8,980,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company before July 30, 2002 under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman, and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to Mr. Smith that it would no longer make payments under the split-dollar life insurance trust arrangements for his benefit.

The Company has made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer for various corporate purposes. Notes and other receivables from affiliates at June 30, 2003 and December 31, 2002 include $6,142,000 and $6,224,000 due from Sonic Financial. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before June 30, 2004, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes reflected in the preceding paragraphs from December 31, 2002 primarily reflect increases in amounts due for accrued interest on outstanding balances, and decreases in amounts due from repayments by affiliates.

Notes and other receivables from affiliates at June 30, 2003 and December 31, 2002 include $295,000 due from a corporation which is a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. From time to time, the Company makes cash advances for various corporate purposes on behalf of the affiliate. The amount due is payable on demand, is collateralized by certain personal property, and because the Company does not anticipate or require repayment before June 30, 2004, has been classified as noncurrent assets in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and affiliate.

Amounts payable to affiliate at June 30, 2003 and December 31, 2002 consists of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMIP each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $49,000 each period for the three months ended June 30, 2003 and 2002, and $98,000 each period for the six months ended June 30, 2003 and 2002. Rent expense for SMIP approximated $48,000 each period for the three months ended June 30, 2003 and 2002, and $97,000 each period for the six months ended June 30, 2003 and 2002. The leases contain terms more favorable to the Company than would be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMIP, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties.

LVMS purchased new vehicles for employee use from Nevada Dodge, a subsidiary of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $314,000 in the three months ended June 30, 2002, and $245,000 and $734,000 in the six months ended June 30, 2003 and 2002. No vehicles were purchased in the three months ended June 30, 2003. The Company believes the purchase terms approximate market value and are no less favorable than could be obtained in an arm’s-length transaction from an unrelated third party.

Oil-Chem sold zMax oil lubricant product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $473,000 and $635,000 for the three months ended June 30, 2003 and 2002, and $1,041,000 and $833,000 for the six months ended June 30, 2003 and 2002. At June 30, 2003 and December 31, 2002, Oil-Chem had $205,000 and $180,000 due from SAI. These sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

SAI and its dealerships frequently purchase various apparel items, which are screenprinted or embroidered with SAI and dealership logos, for its employees as part of internal marketing and sales promotions. SAI and its dealerships purchase such items from several companies similar to SMIP and SMIT. Total purchases from SMIP and SMIT by SAI and its dealerships approximated $96,000 and $270,000 for the three months ended June 30, 2003 and 2002, and $664,000 and $644,000 for the six months ended June 30, 2003 and 2002. At June 30, 2003 and December 31, 2002, SMIP and SMIT had $79,000 and $18,000 due from SAI. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

Interest income of $149,000 and $228,000 for the three months ended June 30, 2003 and 2002, and $345,000 and $431,000 for the six months ended June 30, 2003 and 2002, was earned on amounts due from related parties. Interest expense of $28,000 and $29,000 for the three months ended June 30, 2003 and 2002, and $56,000 and $57,000 for the six months ended June 30, 2003 and 2002, was accrued on amounts payable to an affiliate.

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

On May 1, 1999, during the running of an IRL Series racing event at LMS, an on-track accident occurred that caused race debris to enter the spectator seating area. On February 13, 2001, the parents of Haley A. McGee filed a personal injury action related to this accident against SMI, LMS and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of their daughter, as well as the medical expenses incurred and wages lost by her parents. On April 23, 2001, the Company filed its answer in this action. The parties agreed to settle this case for an undisclosed amount, and management expects the court to approve the settlement terms in August 2003. Management does not expect this settlement to have a material adverse effect on the Company’s financial position or future results of operations. On April 24, 2002, Rodney Pyatte filed a personal injury action related to this accident against SMI, LMS and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit sought unspecified damages and punitive damages related to the injuries of Rodney Pyatte, as well as the medical expenses incurred and wages lost. On June 24, 2002, the Company filed its answer in this action. The court dismissed this lawsuit with prejudice on July 14, 2003.

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

To date, 102 individuals claiming injuries from the bridge failure on May 20, 2000, have filed a total of 48 separate lawsuits, and of these, 41 plaintiffs’ cases have been resolved by the defendants. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The following lawsuits were filed during the second quarter of 2003: James Mann and Shelly Mann on May 12, 2003; Joyce Million on May 12, 2003; Joel Kennedy on May 15, 2003; Mark Nash on May 15, 2003; David Prosser and Denise Prosser on May 15, 2003; Jerry Stephens on May 15, 2003; Roger Dunham on May 16, 2003; and John Taylor on May 19, 2003.

Fifteen plaintiffs in eight lawsuits previously filed in North Carolina state court settled in August 2002, four plaintiffs in two lawsuits settled in December 2002, two plaintiffs in a single lawsuit settled in January 2003, one plaintiff in a single lawsuit settled in February 2003, two plaintiffs in a single lawsuit settled in May 2003, eleven plaintiffs in seven lawsuits settled in June 2003 and three plaintiffs in two lawsuits settled in July 2003 with the claims being dismissed as to all defendants, including SMI and LMS. On January 20, 2003, the trial of the first of these cases (three plaintiffs) began. This trial resulted in a directed verdict and dismissal of SMI at the close of all of the evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and therefore LMS will be jointly and severally liable for future verdicts. Discovery is proceeding in the remaining cases. All of the state court lawsuits were consolidated before one judge and are pending in Mecklenburg County. The remaining federal lawsuit is progressing under the same discovery plan that the parties are following in the consolidated state court lawsuits. The Company is vigorously defending itself and denies the allegations of negligence as well as the related claims for punitive damages. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in this matter will have a material adverse effect on the Company’s financial position or future results of operations.

On May 24, 2000, a Petition for Writ of Mandate, Declaratory Relief and Injunctive Relief was filed in the Superior Court of California, Sonoma County by Yellow Flag Alliance, Tony Lilly and Nancy Lilly against Sonoma County and Sonoma County Board of Supervisors. This action challenges the Sonoma County Board of Supervisors’ authorization of an IR renovation project. In particular, the petitioners claim that the County board failed to follow California statutes requiring environmental assessments of the IR project on issues such as noise, traffic, visual impairments, land use and zoning. Although neither SMI nor IR is named in the action, an adverse outcome could impact the Company’s ability to expand the IR facility to the extent previously planned. Management has been advised that settlement negotiations are ongoing which, if successful, would have no material impact on IR’s operations and would not require any payments by SMI or IR to the parties to the action.

On August 23, 2000, a shareholder derivative complaint was filed against SMI and its directors in the Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. “Humpy” Wheeler, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack F. Kemp and Speedway Motorsports, Inc., alleges that in February 2000, SMI sold the Las Vegas Industrial Park – R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, SMI’s Chief Executive Officer, Chairman and majority stockholder, at less than these properties’ fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. Plaintiffs are seeking unspecified damages, the establishment of a system of internal controls and procedures, rescission of the transaction with Mr. Smith or, alternatively, unspecified rescissory damages from Mr. Smith, and plaintiffs’ costs and attorney fees. The defendants filed an answer denying the allegations of the complaint. On July 16, 2003, the defendants filed a motion for summary judgment. Management believes that the complaint has no basis and is defending the action vigorously.

On January 31, 2001, the Federal Trade Commission (FTC) filed a complaint against SMI and Oil-Chem in the United States District Court, Middle District of North Carolina. The FTC sought to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to address alleged injury to customers. On March 20, 2003, a settlement was reached resolving all FTC claims against SMI and Oil-Chem without any admission of liability by SMI and Oil-Chem. The FTC staff has confirmed the advertising claims SMI and Oil-Chem may make going forward and indicated that no compliance action would be merited as a result of such advertising claims. In order to avoid protracted litigation with the FTC, SMI and Oil-Chem, as a part of the settlement, are offering a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001, not to exceed $1,000,000 in the aggregate. Based on customer refund requests received to date, management believes such requests will likely exceed the maximum settlement payment. As such, the Company expects to refund payments aggregating $1,000,000 once the customers 180-day deadline for affirmative acceptance of the Company’s offer has expired. The Company recorded a charge to earnings in the second quarter 2003 of $1,141,000 pre-tax, or $693,000 after income taxes, for the FTC refund claims settlement and associated costs of refund processing.

On April 18, 2001, Cracker Barrel Old Country Store, Inc. filed a complaint against AMS, SMI, NASCAR and Fox Entertainment Group, Inc., in the United States District Court for the Middle District of Tennessee. Cracker Barrel alleged that AMS breached its sponsorship contract for the March 11, 2001 Cracker Barrel 500 Winston Cup event at AMS, and alleged that SMI tortiously interfered with this contract. Cracker Barrel contended that as a result of the sponsorship contract, it was entitled to receive certain exposure from the national broadcast of the race. The complaint sought unspecified compensatory, treble and punitive damages, costs and attorney fees. On April 16, 2002, Cracker Barrel amended its complaint to include allegations of conspiracy. SMI and AMS denied the allegations. On November 22, 2002, the Court entered summary judgment in favor of all defendants and dismissed the case. The plaintiff then appealed to the United States Court of Appeals for the Sixth Circuit. On July 25, 2003, the Sixth Circuit dismissed the appeal. However, Cracker Barrel thereafter moved to dismiss its own appeal with prejudice, and AMS and SMI did not make any payment to Cracker Barrel.

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

The results of operations for the three and six months ended June 30, 2003 and 2002 are not indicative of results that may be expected for the entire year because of the seasonality discussed above.

Set forth below is certain comparative summary information with respect to the Company’s scheduled major NASCAR-sanctioned racing events for 2003 and 2002:

	Number of scheduled major NASCAR-sanctioned events
	2003	2002
1st Quarter	5	5
2nd Quarter	6	6
3rd Quarter	2	2
4th Quarter	4	4

Total	17	17

RESULTS OF OPERATIONS

The Company currently recognizes revenues and operating expenses for all events in the calendar quarter in which conducted except for major NASCAR and other sanctioned racing events which occur on the last full weekend of a calendar quarter. When major racing events occur on the last full weekend of a calendar quarter, the race event revenues and operating expenses are recognized in the current or immediately succeeding calendar quarter that corresponds to the calendar quarter of the prior year in which the same major racing event was conducted.

A major NASCAR-sanctioned racing event, consisting principally of one NASCAR Winston Cup and one Busch Series race, held at TMS on the weekend of March 29-30, 2003 was held last year on the weekend of April 6-7, 2002. Accordingly, the revenues and operating expenses of the 2003 race event were recognized in the second quarter 2003 corresponding with those of the 2002 race event recognized in the second quarter 2002.

Beginning in 2004, the Company intends to recognize revenues and operating expenses for all events in the calendar quarter in which conducted – including major NASCAR and other sanctioned racing events – because of the frequency of changes in race schedules in recent years. This change will have no impact on the reporting of full year operating results.

Non-GAAP Financial Information. The following financial information is presented below using other than generally accepted accounting principles (“non-GAAP”), and is reconciled to comparable information presented using GAAP. Non-GAAP net income and diluted earnings per share below are derived by adjusting GAAP basis amounts for certain items presented on the consolidated income statement net of income taxes based on applicable effective rates. The non-GAAP financial information below is presented nowhere else in this Quarterly Report on Form 10-Q. As the adjustments relate to charges for refinancing essentially all of the Company’s long-term debt and the FTC settlement, management believes such information is useful and meaningful, and is used by management to assess the Company’s core operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to operating income, net income or diluted earnings per share, which are determined in accordance with GAAP.

	Three Months Ended June 30:		Six Months Ended June 30:
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income	$26,486	$34,462	$45,631	$46,861
Cumulative effect of accounting change for goodwill impairment, net of taxes (1)	—	—	—	4,273
Loss from operations and disposal of discontinued business, net of taxes (2)	—	—	—	686

Income from continuing operations	26,486	34,462	45,631	51,820
Adjustments (net of taxes):
Interim interest expense on debt redeemed (3)	902	—	902	—

Loss on early debt redemption and refinancing (4)	7,770	751	7,770	751
FTC refund claims settlement (5)	693	—	693	—

Non-GAAP net income	$35,851	$35,213	$54,996	$52,571

Diluted earnings per share	$0.62	$0.80	$1.07	$1.08
Accounting change (1)	—	—	—	0.10
Discontinued operations (2)	—	—	—	0.01

Diluted earnings per share from continuing operations	0.62	0.80	1.07	1.19
Non-GAAP adjustments (net of taxes):
Interim interest expense on debt redeemed (3)	0.02	—	0.02	—
Loss on early debt redemption and refinancing (4)	0.18	0.02	0.18	0.02
FTC refund claims settlement (5)	0.02	—	0.02	—

Non-GAAP diluted earnings per share	$0.84	$0.82	$1.29	$1.21

(1)	The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002, under which amortization of goodwill and other intangible assets ceased and initial impairment under transitional rules was assessed as of January 1, 2002. The cumulative effect of the accounting change for goodwill impairment associated with certain non-motorsports related reporting units was reflected in the first quarter 2002 and six months ended June 30, 2002. See Note 2 to the Consolidated Financial Statements for additional information.
(2)	Loss from operations and disposal of discontinued business represents the accounting for the discontinued operations and disposal of SoldUSA in April 2002. See Note 1 to the Consolidated Financial Statements for additional information.
(3)	Interim interest expense on debt redeemed, net represents interest expense incurred on the Former Senior Subordinated Notes between May 16, 2003, issuance date of the 2003 Senior Subordinated Notes, and June 15, 2003, redemption date of the Former Senior Subordinated Notes, net of interest income earned on associated invested proceeds during this period. See Note 4 to the Consolidated Financial Statements for additional information.
(4)	Loss on early debt redemption and refinancing for the three and six months ended June 30, 2003 represents a charge associated with replacement of the Former Credit Facility and issuance of the 2003 Senior Subordinated Notes in May 2003, and redemption of the Former Senior Subordinated Notes in June 2003. The second quarter 2003 charge consisted of net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred cash flow hedge interest rate swap termination and settlement payment and transaction costs, all associated with the former debt arrangements. Loss on early debt redemption for the three and six months ended June 30, 2002 represents a charge associated with redemption of all outstanding Convertible Subordinated Debentures totaling approximately $53.7 million in April 2002. The second quarter 2002 charge consists of redemption premium, associated unamortized net deferred financing costs, and transaction costs. See Note 4 to the Consolidated Financial Statements for additional information.
(5)	FTC refund claims settlement represents a charge to earnings in the second quarter 2003 for refund claims to be paid under a litigation settlement reached between the FTC, SMI and Oil-Chem and associated costs of refund processing. As part of the settlement, SMI and Oil-Chem are offering a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001, not to exceed $1.0 million in the aggregate. Based on customer refund requests received to date, management believes such requests will likely exceed the maximum settlement payment. As such, the Company expects to refund payments aggregating $1.0 million or $693,000 after income taxes. See Note 7 to the Consolidated Financial Statements for additional information.

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002

Total Revenues for the three months ended June 30, 2003 increased by $3.0 million, or 2.0%, over such revenues for the same period in 2002 for the factors discussed below.

Admissions for the three months ended June 30, 2003 decreased by $1.4 million, or 2.5%, from such revenue for the same period in 2002. This decrease was due primarily to lower attendance at NASCAR sanctioned racing events held at LMS, other than “The Winston”, and IR during the current period. The overall decrease was partially offset by increased attendance at LMS’s NASCAR-

sanctioned “The Winston” and to LMS hosting a new NASCAR-sanctioned Craftsman Truck Series race in the current period.

The current period was negatively impacted by poor weather surrounding certain LMS, IR, and TMS racing events, as well as continuing challenges of economic conditions, the Iraq war and code orange terrorism alerts.

Event Related Revenue for the three months ended June 30, 2003 increased by $1.4 million, or 3.0%, over such revenue for the same period in 2002. The increase is due to increased sponsorship, track rentals, motorsports-related merchandise sales and other event related revenues, and to event related revenues associated with LMS hosting a new NASCAR-sanctioned Craftsman Truck Series race in the current period. The overall increase was partially offset by decreased event related revenues associated with lower attendance at NASCAR-sanctioned racing events held at LMS and IR.

The current period reflects lower corporate suite, hospitality, and other event related revenues as compared to the same period in 2002. Challenging economic conditions, the Iraq war, and code orange terrorism alerts continued to negatively impact event related revenues.

NASCAR Broadcasting Revenue for the three months ended June 30, 2003 increased by $5.4 million, or 16.2%, over such revenue for the same period in 2002. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the three months ended June 30, 2003 decreased by $2.4 million, or 22.8%, from such revenue for the same period in 2002. This decrease is due primarily to lower Oil-Chem and non-motorsports related souvenir and merchandising SMIP revenues in the current period. The overall decrease was partially offset by current period revenues of SMIT acquired in November 2002.

Direct Expense of Events for the three months ended June 30, 2003 decreased by $1.3 million, or 4.7%, from such expense for the same period in 2002. This decrease is due to lower operating costs associated with lower attendance at NASCAR-sanctioned racing events held at LMS and IR. The decrease also reflects initial costs associated with IR’s expanded speedway facilities and new naming rights agreement obtained in the same period in 2002. The overall decrease was partially offset by increased operating costs associated with higher motorsports-related merchandise sales and with LMS hosting a new NASCAR-sanctioned Craftsman Truck Series race in the current period.

NASCAR Purse and Sanction Fees for the three months ended June 30, 2003 increased by $3.7 million, or 14.8%, over such expense for the same period in 2002. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events in the current period.

Other Direct Operating Expense for the three months ended June 30, 2003 decreased by $1.9 million, or 21.8%, from such expense for the same period in 2002. This decrease is due primarily to decreased advertising and operating costs associated with lower Oil-Chem and non-event SMIP souvenir and merchandising sales. The overall decrease was partially offset by operating costs associated with current period revenues of SMIT acquired in November 2002.

General and Administrative Expense for the three months ended June 30, 2003 increased by $579,000, or 3.6%, over such expense for the same period in 2002. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations, and with SMIT acquired in November 2002. The overall increase was partially offset by decreased legal costs associated with the FTC litigation with Oil-Chem, which was settled in March 2003, and with other legal matters.

Depreciation and Amortization Expense for the three months ended June 30, 2003 increased by $589,000, or 7.5%, over such expense for the same period in 2002. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways, particularly at BMS and IR.

Interest Expense, Net for the three months ended June 30, 2003 was $6.5 million compared to $5.0 million for the same period in

2002. As discussed further below, interest expense, net for the three months ended June 30, 2003 includes $1.5 million of net interim interest expense on debt redeemed. Excluding such amount, interest expense, net between periods was similar due primarily to the lower interest rate on the 2003 Senior Subordinated Notes issued in May 2003 compared to the Former Senior Subordinated Notes and lower average outstanding borrowings under the bank revolving credit facility during the current period, which were offset by lower capitalized interest and lower outstanding notes receivable during the current period The lower capitalized interest reflects property and equipment related to IR’s expansion and modernization being placed into service in 2002.

Interim interest expense on debt redeemed, net represents interest expense incurred on the Former Senior Subordinated Notes between May 16, 2003, issuance date of the 2003 Senior Subordinated Notes, and June 15, 2003, redemption date of the Former Senior Subordinated Notes, net of interest income earned on invested proceeds during the interim period. The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required notice of redemption to Former Senior Subordinated Note holders by the Company. See Note 4 to the Consolidated Financial Statements for additional information.

Loss on Early Debt Redemption and Refinancing of $12.8 million for the three months ended June 30, 2003 represents a charge associated with replacement of the Company’s bank credit facility and issuance of the 2003 Senior Subordinated Notes in May 2003, and redemption of the Former Senior Subordinated Notes in June 2003 at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred cash flow hedge interest rate swap termination and settlement payment, and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12.8 million, before income taxes of $5.0 million, were reflected as a charge to earnings in the second quarter 2003. The charge reduced basic and diluted earnings per share for the three months ended June 30, 2003 by $0.18. See Note 4 to the Consolidated Financial Statements for additional information.

Loss on early debt redemption of $1.2 million for the three months ended June 30, 2002 represents a charge associated with the Company’s redemption of all outstanding 5 3/4% convertible subordinated debentures totaling $53,694,000 in April 2002 at 101.64% of par value. The charge consists of redemption premium, associated unamortized net deferred loan costs, and transaction costs. The charge reduced basic and diluted earnings per share for the three months ended June 30, 2002 by $0.02. See Note 4 to the Consolidated Financial Statements for additional information.

FTC Refund Claims Settlement for the three months ended June 30, 2003 represents a charge to earnings for refund claims to be paid under a litigation settlement reached between the FTC, SMI and Oil-Chem on March 20, 2003, and associated costs of refund processing. As part of the settlement, SMI and Oil-Chem are offering a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the settlement terms, aggregate refunds payable by SMI and Oil-Chem are not to exceed $1.0 million. Based on customer refund requests received to date, management believes such requests will likely exceed the maximum settlement payment. As such, the Company expects to refund payments aggregating $1.0 million once the customers 180-day deadline for affirmative acceptance of the Company’s offer has expired. See Note 7 to the Consolidated Financial Statements for additional information.

Other Income, Net. Other income, net for the three months ended June 30, 2003 was $58,000 compared to $268,000 for the same period in 2002. Other income, net for the same period in 2002 reflects a gain on disposal of property at TMS. No such gains were recognized in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the three months ended June 30, 2003 and 2002 was 39.3%.

Net Income for the three months ended June 30, 2003 decreased by $8.0 million, or 23.1%, from such income for the same period in 2002. This decrease is due to the factors discussed above.

Six Months Ended June 30, 2003 Compared To Six Months Ended June 30, 2002

Total Revenues for the six months ended June 30, 2003 increased by $11.4 million, or 4.7%, over such revenues for the same period in 2002 for the factors discussed below.

Admissions for the six months ended June 30, 2003 increased by $2.5 million, or 2.7%, over such revenue for the same period in 2002. This increase is due primarily to continued growth in attendance at NASCAR-sanctioned racing events held at BMS and LVMS in the current period, and to LMS hosting a new NASCAR-sanctioned Craftsman Truck Series race in the current period. The overall increase was partially offset by lower attendance at NASCAR-sanctioned racing events held at LMS, other than “The Winston”, and IR during the current period.

The current period was negatively impacted by poor weather surrounding certain LMS, IR, and TMS racing events, as well as continuing challenges of economic conditions, the Iraq war and code orange terrorism alerts.

Event Related Revenue for the six months ended June 30, 2003 increased by $3.5 million, or 4.7%, over such revenue for the same period in 2002. This increase is due to increased event related revenues associated with the growth in attendance at NASCAR-sanctioned racing events held at BMS and LVMS in the current period, to increased sponsorship, track rentals, motorsports-related merchandise sales and other event related revenues, and to event related revenues associated with LMS hosting a new NASCAR-sanctioned Craftsman Truck Series race in the current period. The overall increase was partially offset by decreased event related revenues associated with lower attendance at NASCAR-sanctioned racing events held at LMS and IR.

The current period reflects lower corporate suite, hospitality, and other event related revenues as compared to the same period in 2002. Challenging economic conditions, the Iraq war and code orange terrorism alerts continued to negatively impact event related revenues.

NASCAR Broadcasting Revenue for the six months ended June 30, 2003 increased by $8.8 million, or 16.1%, over such revenue for the same period in 2002. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the six months ended June 30, 2003 decreased by $3.5 million, or 16.8%, from such revenue for the same period in 2002. This decrease is due primarily to lower non-motorsports related souvenir and merchandising SMIP and Oil-Chem revenues in the current period. The overall decrease was partially offset by current period revenues of SMIT acquired in November 2002.

Direct Expense of Events for the six months ended June 30, 2003 increased by $1.7 million, or 3.9%, over such expense for the same period in 2002. This increase is due to higher operating costs associated with the growth in attendance at NASCAR-sanctioned racing events held at BMS and LVMS, to higher insurance premium and other costs for property, casualty, liability, and other insurance coverage in the current period, to increased operating costs associated with higher motorsports-related merchandise sales, and to LMS hosting a new NASCAR-sanctioned Craftsman Truck Series race in the current period. The overall increase was partially offset by lower operating costs associated with lower attendance at NASCAR-sanctioned racing events held at LMS and IR, and by the initial costs associated with IR’s expanded speedway facilities and new naming rights agreement reflected in the same period in 2002.

NASCAR Purse and Sanction Fees for the six months ended June 30, 2003 increased by $5.8 million, or 13.8%, over such expense for the same period in 2002. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events in the current period.

Other Direct Operating Expense for the six months ended June 30, 2003 decreased by $2.0 million or 12.0%, from such expense for the same period in 2002. This decrease is due primarily to decreased operating costs associated with lower non-event SMIP souvenir and merchandising and Oil-Chem sales. The overall decrease was partially offset by operating costs associated with current period revenues of SMIT acquired in November 2002.

General and Administrative Expense for the six months ended June 30, 2003 increased by $973,000, or 3.2%, over such expense for the same period in 2002. This increase is due primarily to increased operating costs associated with growth and expansion at the

Company’s speedways and operations. The overall increase was partially offset by decreased legal costs associated with the FTC litigation with Oil-Chem which was settled in March 2003.

Depreciation and Amortization Expense for the six months ended June 30, 2003 increased by $1.1 million, or 7.1%, over such expense for the same period in 2002. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways, particularly at BMS and IR.

Interest Expense, Net for the six months ended June 30, 2003 was $11.6 million compared to $10.8 million for the same period in 2002. As discussed further below, interest expense, net for the six months ended June 30, 2003 includes $1.5 million of net interim interest expense on debt redeemed. The overall increase was partially offset by the lower interest rate on the 2003 Senior Subordinated Notes issued in May 2003 compared to the Former Senior Subordinated Notes, lower average outstanding borrowings and interest rates under the bank revolving credit facility during the current period, which were offset by lower capitalized interest and lower outstanding notes receivable during the current period. The lower capitalized interest reflects property and equipment related to IR’s expansion and modernization being placed into service in 2002.

Interim interest expense on debt redeemed, net represents interest expense incurred on the Former Senior Subordinated Notes between May 16, 2003, issuance date of the 2003 Senior Subordinated Notes, and June 15, 2003, redemption date of the Former Senior Subordinated Notes, net of interest income earned on invested proceeds during the interim period. The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required notice of redemption to Former Senior Subordinated Note holders by the Company. See Note 4 to the Consolidated Financial Statements for additional information.

Loss on Early Debt Redemption and Refinancing of $12.8 million for the six months ended June 30, 2003 represents a charge associated with replacement of the Former Credit Facility and issuance of the 2003 Senior Subordinated Notes in May 2003, and redemption of the Former Senior Subordinated Notes in June 2003 at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred cash flow hedge interest rate swap termination and settlement payment, and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12.8 million, before income taxes of $5.0 million, were reflected as a charge to earnings in the second quarter 2003. The charge reduced basic and diluted earnings per share for the six months ended June 30, 2003 by $0.18. See Note 4 to the Consolidated Financial Statements for additional information.

Loss on early debt redemption of $1.2 million for the six months ended June 30, 2002 represents a charge associated with the Company’s redemption of all outstanding 5 3/4% convertible subordinated debentures totaling $53,694,000 in April 2002 at 101.64% of par value. The charge consists of redemption premium, associated unamortized net deferred loan costs, and transaction costs. The charge reduced basic and diluted earnings per share for the six months ended June 30, 2002 by $0.02. See Note 4 to the Consolidated Financial Statements for additional information.

FTC Refund Claims Settlement for the six months ended June 30, 2003 represents a charge to earnings for refund claims to be paid under a litigation settlement reached between the FTC, SMI and Oil-Chem on March 20, 2003, and associated costs of refund processing. As part of the settlement, SMI and Oil-Chem are offering a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the settlement terms, aggregate refunds payable by SMI and Oil-Chem are not to exceed $1.0 million. Based on customer refund requests received to date, management believes such requests will likely exceed the maximum settlement payment. As such, the Company expects to refund payments aggregating $1.0 million once the customers 180-day deadline for affirmative acceptance of the Company’s offer has expired. See Note 7 to the Consolidated Financial Statements for additional information.

Other Expense (Income), Net. Other expense, net for the six months ended June 30, 2003 was $253,000 compared to other income, net of $277,000 for the same period in 2002. This change is due primarily to recognizing a loss on disposal of equipment damaged at TMS in the current period, and a gain on disposal of property at TMS in the same period in 2002. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the six months ended June 30, 2003 and 2002 was 39.3%.

Income From Continuing Operations Before Cumulative Effect of Accounting Change for the six months ended June 30, 2003 decreased by $6.2 million, or 11.9%, from such income for the same period in 2002. This decrease is due to the factors discussed above.

Loss From Operations and Disposal of Discontinued Business of $686,000 for the six months ended June 30, 2002 represents the accounting for the Company’s discontinued operations and disposal of SoldUSA in April 2002. Losses from SoldUSA’s discontinued operations were $99,000, after income taxes of $64,000, and losses on disposal were $587,000, after income taxes of $381,000, in the first quarter 2002. See Note 1 to the Consolidated Financial statements for additional information.

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

Net Income for the six months ended June 30, 2003 decreased by $1.2 million, or 2.6%, from such income for the same period in 2002. This increase is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the six months ended June 30, 2003 for improvements and expansion at its speedway facilities. Significant changes in the Company’s financial condition and liquidity during the six months ended June 30, 2003 resulted primarily from:

(1)	net cash generated by operations amounting to $61.3 million, including a decrease in deferred race event revenue amounting to $24.6 million and an increase in accrued income taxes of $26.2 million;

(2)	cash outlays for payments of debt redemption premium and debt issuance costs of $19.2 million; and

(3)	cash outlays for capital expenditures amounting to $37.8 million.

At June 30, 2003, the Company had cash and cash equivalents totaling $142.3 million and had $80.0 million in outstanding borrowings under the $250.0 million 2003 Revolving Credit Facility. At June 30, 2003, net deferred tax liabilities totaled $121.7 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

Cash flows from operations in the six months ended 2003 compared to 2002 were significantly impacted by larger decreases in deferred race event income in 2003 due primarily to advance food and beverage sales commissions received from the Levy Group in 2002 and changes in billing and payment timing and terms on advance ticket sales, suite rentals and other event related items.

The Company had the following contractual cash obligations and other commercial commitments as of June 30, 2003 (in thousands):

	Payments Due By Period
	Total	Current	1-3 Years	3-5 Years	Thereafter
Contractual Cash Obligations
Current liabilities, excluding current maturities of long-term debt and deferred race event income	$66,434	$66,434	—	—	—
Long-term debt, including current maturities	360,166	143	$23	$130,000	$230,000
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	2,049	—	—	—	2,049
Operating leases	3,456	442	1,176	1,176	662

Total Contractual Cash Obligations	$434,699	$67,019	$1,199	$131,176	$235,305

	Commitment Expiration By Period
	Total	Current	1-3 Years	3-5 Years	Thereafter
Other Commercial Commitments
Letters of credit,
Total Other Commercial Commitments	$814	$814	—	—	—

The Company presently does not have any significant off-balance sheet obligations, guarantees, commitments or other contractual cash obligations, other commercial commitments or contingent obligations.

Refinancing of Senior Subordinated Debt and Bank Credit Facility. On May 16, 2003, the Company issued $230.0 million in aggregate principal amount of 6¾% Senior Subordinated Notes due 2013 (the 2003 Senior Subordinated Notes, as more fully described below). Concurrent with the issuance of the 2003 Senior Subordinated Notes, the Company refinanced its Former Credit Facility. The 2003 Credit Facility, as more fully described below, consists of a revolving credit facility with an overall borrowing limit of $250.0 million, and separate sub-limits of $10.0 million for standby letters of credit and for 15-day swing line loans, and a $50.0 million five-year term loan. The net proceeds from the 2003 Senior Subordinated Notes, together with borrowings under the 2003 Credit Facility and cash and cash equivalents on hand, were used to (1) fully redeem, in June 2003, the Company’s $250.0 million in aggregate principal amount 8½% Senior Subordinated Notes due 2007 (the Former Senior Subordinated Notes), including the payment of redemption premium and accrued interest, (2) refinance borrowings under the Former Credit Facility, and (3) pay related fees and expenses associated with the redemption and refinancing. The refinancing of the Former Credit Facility and the Former Senior Subordinated Notes extend the Company’s senior and subordinated debt maturities, and management believes the refinancings provide additional financial and operational flexibility.

The Company’s management, including the Board of Directors, believes such debt redemption and replacement transactions are in the Company’s long-term interest based on the current favorable interest rate environment and previously scheduled maturity of the Former Credit Facility in May 2004. All borrowings outstanding under the Former Senior Subordinated Notes and Former Credit Facility were replaced and funded with the issuance of new long-term debt. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred interest rate swap payment, and transaction costs, all associated with the existing debt arrangements, aggregated approximately $7.8 million, after income taxes, and were reflected as a charge to earnings in the second quarter 2003. The charge reduced second quarter 2003 basic and diluted earnings per share by $0.18.

Approximately $6.5 million of available cash and cash equivalents were used to fund the redemption premium and accrued interest on the Former Senior Subordinated Notes and pay related commissions, fees and expenses associated with the 2003 Senior Subordinated Notes and 2003 Credit Facility. The 2003 Senior Subordinated Notes were issued at par, and net proceeds after commissions and fees approximated $224.2 million. Such proceeds, along with borrowings of $80.0 million under the replacement revolving credit facility and the new $50.0 million term loan, and cash and cash equivalents on hand were used to repay and retire then outstanding borrowings under the Former Senior Subordinated Notes and Former Credit Facility. Until the Former Senior Subordinated Notes were redeemed, the Company utilized net proceeds from the sale of the 2003 Senior Subordinated Notes to repay outstanding borrowings and accrued interest under the Former Credit Facility and invested in short-term, fixed income securities.

2003 Senior Subordinated Notes. The 2003 Senior Subordinated Notes mature on June 1, 2013 and pay interest semi-annually on June 1 and December 1, commencing on December 1, 2003. The 2003 Senior Subordinated Notes are guaranteed on a senior subordinated basis by the Guarantors. On or after June 1, 2008, the Company may redeem some or all of the 2003 Senior Subordinated Notes at any time at annually declining redemption premiums. On or before June 1, 2006, the Company may redeem up to 35% of the 2003 Senior Subordinated Notes with the proceeds from certain equity offerings at a redemption premium. If the Company experiences certain changes of control, the Company must offer to repurchase the 2003 Senior Subordinated Notes at 101% of the aggregate principal amount plus accrued interest. The indenture governing the 2003 Senior Subordinated Notes, among other things, limits the Company’s ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with Company affiliates; merge or consolidate; restrict dividends or other payments from subsidiaries; sell equity interest of subsidiaries; and sell, assign, transfer, lease, convey or dispose of assets.

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

2003 Credit Facility. The 2003 Credit Facility, executed on May 16, 2003, consists of a senior revolving facility (the Revolving Facility) and term loan (the Term Loan) provided by a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility provides for borrowings in an aggregate principal amount of up to $250.0 million, and includes a sub-limit of $10.0 million for standby letters of credit and a sub-limit of $10.0 million for borrowings under 15-day swing line loans. As of June 30, 2003, the Company could borrow up to an additional $170.0 million under the Revolving Facility. The Term Loan is in the aggregate principal amount of $50.0 million.

Amounts outstanding under the 2003 Credit Facility bear interest at a rate based, at the Company’s option, upon (1) LIBOR plus a margin ranging from 1.5% to 2.5%, as adjusted from time to time in accordance with the terms of the 2003 Credit Facility, or (2) the greater of (a) Bank of America’s prime rate or (b) the Federal Funds rate plus 0.5%. The 2003 Credit Facility adjusts the margin applicable to LIBOR borrowings based upon certain ratios of funded debt to EBITDA, as defined in the 2003 Credit Facility. The 2003 Credit Facility matures in May 2008. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the establishment of the 2003 Credit Facility subject to certain conditions on the date borrowed. The Term Loan principal is being amortized by quarterly payments beginning in 2004 through final maturity in 2008.

The 2003 Credit Facility contains a number of financial, affirmative and negative covenants that regulate the Company’s operations. Financial covenants require maintenance of ratios of funded debt to EBITDA, funded senior debt to EBITDA and EBIT to interest expense and dividends, and require the Company to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, the making of investments, restricted payments, including equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, sales of assets, and the incurrence of debt. Indebtedness under the 2003 Credit Facility is guaranteed by the Guarantors, and is secured by a pledge of all the capital stock and limited liability company interests, as the case may be, of the Guarantors.

Future Liquidity. The Company anticipates that cash from operations, funds available through the 2003 Credit Facility and proceeds from the sale of the 2003 Senior Subordinated Notes will be sufficient to meet its operating needs at least through June 2004, including planned capital expenditures at its speedway facilities and the payment of any future dividends that may be declared. Based upon anticipated future growth and financing requirements, the Company expects that it will, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase its debt and equity securities, depending on liquidity and prevailing market conditions, as well as such factors as permissibility under the 2003 Credit Facility and the indenture governing the 2003 Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, additional liquidity resources, as well as possibly others, could be needed to fund its continued growth, including the continued expansion and improvement of its speedway facilities.

Capital Expenditures

Management believes significant growth in the Company’s revenues depends, in large part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

• 2003 Projects. At June 30, 2003, the Company had various construction projects underway to increase and improve facilities for fan amenities and other site improvements at its speedways. The Company’s multi-year reconfiguration and modernization of IR was substantially finished in 2002, with completion presently scheduled for 2004. In March 2003, the Company substantially completed construction at BMS of approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury suites, featuring new stadium-style seating, outstanding views, convenient elevator access and popular food courts. In 2003, the Company began construction at LVMS of approximately 15,000 new permanent seats, completion of which is presently scheduled for 2004. Similar to prior years, the Company continues to expand concessions, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans at several of its speedways. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow particularly at IR, and at other Company speedways.

The estimated aggregate cost of capital expenditures in 2003 will approximate $60 to $65 million. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

Dividends

Any decision concerning the payment of common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, and applicable limitations under the 2003 Credit Facility and 2003 Senior Subordinated Notes, and as the Company’s Board of Directors, in its sole discretion, may consider relevant. The 2003 Credit Facility allows for payment of dividends and repurchase of SMI securities up to $17.5 million annually.

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

In April 2003, SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. The Company had no derivative instruments at June 30, 2003, and will assess the impact, if any, adoption would have on its financial statements or disclosures upon entering into any derivative instruments.

In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued to improve the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity, and requires classification of those instruments as liabilities in statements of financial position. It affects, among other things, the accounting for generally three types of freestanding financial instruments: mandatory redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of a company’s shares. SFAS No. 150 does not apply to features embedded in financial instruments that are not derivatives in entirety. SFAS No. 150 is effective generally for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. The Company had no freestanding financial instruments at June 30, 2003, and will assess the impact, if any, adoption would have on its financial statements or disclosures upon entering into any such instruments.

Near-term Operating Factors

There are many factors that affect the Company’s growth potential, future operations and financial results, including some of the following operating factors:

• Current Operating Trends. The national incidents of September 11, 2001, along with terrorism alerts and the Iraq war, have raised a combination of operating factors never before encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. These factors, in an already challenging economy, are affecting consumer and corporate spending sentiment. Economic conditions and the competitiveness of racing can affect ticket and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, near-term ticket sales, particularly to corporate customers, and suite rentals, hospitality and other event revenues have been, and may continue to be, adversely impacted by these and other factors. The Company decided not to increase many ticket and concession prices at least for 2003 to help foster fan support and mitigate any near-term weakness.

• NASCAR Broadcasting Rights Agreement. Fiscal 2003 is the Company’s third year under the multi-year consolidated domestic television broadcast rights agreement for NASCAR Winston Cup and Busch Series events. This agreement is expected to provide the Company with future increases in contracted broadcasting revenues. Total revenues under this domestic broadcast rights agreement is expected to approximate $90 million in 2003, reflecting an increase of approximately $12 million over 2002. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR have increased, and may continue to increase, at a relatively higher rate. Purse and sanction fees are negotiated with NASCAR on an annual basis.

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

• Litigation Costs. As discussed in “Legal Proceedings” and Note 7 to the June 30, 2003 Consolidated Financial Statements, the Company is involved in various litigation for which significant legal costs were incurred in fiscal 2002, particularly associated with the FTC litigation with Oil-Chem. While the FTC litigation with Oil-Chem was settled in March 2003, the Company has other ongoing litigation. The Company intends to defend vigorously against the claims raised in existing legal actions, and it will likely incur significant legal costs in fiscal 2003. Although such legal costs in 2003 are expected to decline due to settlement of the FTC litigation and expected or completed resolution of other legal matters, management is presently unable to quantify the amount of these expected legal costs. New or changes in pending or threatened legal action against the Company could result in further increases in legal costs.

• Senior Subordinated Notes Redemption and Bank Credit Facility Replacement. As discussed in Note 4 to the Consolidated Financial Statements and above in “Liquidity and Capital Resources” and “Near Term Operating Factors”, in June 2003, the Company redeemed and retired all outstanding Former Senior Subordinated Notes with proceeds from the issuance of the 2003 Senior Subordinated Notes and the 2003 Credit Facility and from cash and cash equivalents on hand. The proceeds from the 2003 Senior Subordinated Notes, along with the 2003 Credit Facility and cash and cash equivalents on hand, were used to repay and retire then outstanding borrowings under the Former Senior Subordinated Notes and Former Credit Facility, fund redemption premium, accrued interest, commissions, fees and other transaction costs, fund capital expenditures and for working capital needs. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred interest rate swap payment, and transaction costs, all associated with the existing debt arrangements, aggregated approximately $7.8 million, after income taxes, and was reflected as a charge to earnings in the second quarter 2003. The charge reduced second quarter 2003 basic and diluted earnings per share by $0.18.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s financial instruments with market risk exposure consist only of notes receivable, bank revolving credit facility borrowings and the term loan under the 2003 Credit Facility that are sensitive to changes in interest rates. The Company’s 2003 Senior Subordinated Notes are fixed interest rate debt obligations. A change in interest rates of one percent on notes receivable and debt balances outstanding at June 30, 2003 would cause a change in annual interest income of approximately $139,000 and annual interest expense of approximately $1.3 million. See Note 7 to the Consolidated Financial Statements for information on the terms and conditions of notes receivable. See Note 4 to the Consolidated Financial Statements and above in “Liquidity and Capital Resources” for additional information on the terms and conditions of debt obligations.

Equity Price Risk. The Company’s marketable equity securities are included in other noncurrent assets and are classified as “available for sale.” Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

As discussed in Note 4 to the Consolidated Financial Statements and above in “Liquidity and Capital Resources” and “Near Term Operating Factors”, in June 2003, the Company redeemed and retired all outstanding 8½% Former Senior Subordinated Notes due 2007 with proceeds from issuing, in May 2003, the 6¾% 2003 Senior Subordinated Notes due 2013 and the 2003 Credit Facility maturing 2007, and cash and cash equivalents on hand. As of and during the six months ended June 30, 2003, there have been no other significant changes in the Company’s interest rate risk or equity price risk.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, as of the end of the period covered by this report, based on their evaluation as required by Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934, as amended, that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 1, 1999, during the running of an IRL Series racing event at LMS, an on-track accident occurred that caused race debris to enter the spectator seating area. On February 13, 2001, the parents of Haley A. McGee filed a personal injury action related to this accident against SMI, LMS and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit seeks unspecified damages and punitive damages related to the injuries of their daughter, as well as the medical expenses incurred and wages lost by her parents. On April 23, 2001, the Company filed its answer in this action. The parties agreed to settle this case for an undisclosed amount, and management expects the court to approve the settlement terms in August 2003. Management does not expect this settlement to have a material adverse effect on the Company’s financial position or future results of operations. On April 24, 2002, Rodney Pyatte filed a personal injury action related to this accident against SMI, LMS and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit sought unspecified damages and punitive damages related to the injuries of Rodney Pyatte, as well as the medical expenses incurred and wages lost. On June 24, 2002, the Company filed its answer in this action. The court dismissed this lawsuit with prejudice on July 14, 2003.

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

To date, 102 individuals claiming injuries from the bridge failure on May 20, 2000, have filed a total of 48 separate lawsuits, and of these, 41 plaintiffs’ cases have been resolved by the defendants. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The following lawsuits were filed during the second quarter of 2003: James Mann and Shelly Mann on May 12, 2003; Joyce Million on May 12, 2003; Joel Kennedy on May 15, 2003; Mark Nash on May 15, 2003; David Prosser and Denise Prosser on May 15, 2003; Jerry Stephens on May 15, 2003; Roger Dunham on May 16, 2003; and John Taylor on May 19, 2003.

Fifteen plaintiffs in eight lawsuits previously filed in North Carolina state court settled in August 2002, four plaintiffs in two lawsuits settled in December 2002, two plaintiffs in a single lawsuit settled in January 2003, one plaintiff in a single lawsuit settled in February 2003, two plaintiffs in a single lawsuit settled in May 2003, eleven plaintiffs in seven lawsuits settled in June 2003 and three plaintiffs in two lawsuits settled in July 2003 with the claims being dismissed as to all defendants, including SMI and LMS. On January 20, 2003, the trial of the first of these cases (three plaintiffs) began. This trial resulted in a directed verdict and dismissal of SMI at the close of all of the evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and therefore LMS will be jointly and severally liable for future verdicts. Discovery is proceeding in the remaining cases. All of the state court lawsuits were consolidated before one judge and are pending in Mecklenburg County. The remaining federal lawsuit is progressing under the same discovery plan that the parties are following in the consolidated state court lawsuits. The Company is vigorously defending itself and denies the allegations of negligence as well as the related claims for punitive damages. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in this matter will have a material adverse effect on the Company’s financial position or future results of operations.

On May 24, 2000, a Petition for Writ of Mandate, Declaratory Relief and Injunctive Relief was filed in the Superior Court of California, Sonoma County by Yellow Flag Alliance, Tony Lilly and Nancy Lilly against Sonoma County and Sonoma County Board of Supervisors. This action challenges the Sonoma County Board of Supervisors’ authorization of an IR renovation project. In particular, the petitioners claim that the County board failed to follow California statutes requiring environmental assessments of the IR project on issues such as noise, traffic, visual impairments, land use and zoning. Although neither SMI nor IR is named in the action, an adverse outcome could impact the Company’s ability to expand the IR facility to the extent previously planned. Management has been advised that settlement negotiations are ongoing which, if successful, would have no material impact on IR’s operations and would not require any payments by SMI or IR to the parties to the action.

On August 23, 2000, a shareholder derivative complaint was filed against SMI and its directors in the Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. “Humpy” Wheeler, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack F. Kemp and Speedway Motorsports, Inc., alleges that in February 2000, SMI sold the Las Vegas Industrial Park – R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, SMI’s Chief Executive Officer, Chairman and majority stockholder, at less than these properties’ fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. Plaintiffs are seeking unspecified damages, the establishment of a system of internal controls and procedures, rescission of the transaction with Mr. Smith or, alternatively, unspecified rescissory damages from Mr. Smith, and plaintiffs’ costs and attorney fees. The defendants filed an answer denying the allegations of the complaint. On July 16, 2003, the defendants filed a motion for summary judgment. Management believes that the complaint has no basis and is defending the action vigorously.

On April 18, 2001, Cracker Barrel Old Country Store, Inc. filed a complaint against AMS, SMI, NASCAR and Fox Entertainment Group, Inc., in the United States District Court for the Middle District of Tennessee. Cracker Barrel alleged that AMS breached its sponsorship contract for the March 11, 2001 Cracker Barrel 500 Winston Cup event at AMS, and alleged that SMI tortiously interfered with this contract. Cracker Barrel contended that as a result of the sponsorship contract, it was entitled to receive certain exposure from the national broadcast of the race. The complaint sought unspecified compensatory, treble and punitive damages, costs and attorney fees. On April 16, 2002, Cracker Barrel amended its complaint to include allegations of conspiracy. SMI and AMS denied the allegations. On November 22, 2002, the Court entered summary judgment in favor of all defendants and dismissed the case. The plaintiff then appealed to the United States Court of Appeals for the Sixth Circuit. On July 25, 2003, the Sixth Circuit dismissed the appeal. However, Cracker Barrel thereafter moved to dismiss its own appeal with prejudice, and AMS and SMI did not make any payment to Cracker Barrel.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 23, 2003, H.A. Wheeler, Edwin R. Clark and Tom E. Smith were elected directors by the Company’s stockholders. Directors whose terms of office continued after the meeting were O. Bruton Smith, H.A. Wheeler, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Robert L. Rewey and Tom E. Smith. In addition to election of three directors, the stockholders ratified the selection of Deloitte & Touche LLP as the principal auditors of the Company.

	Votes For	Votes Against	Votes Withheld	Unvoted
Election of H.A. Wheeler	39,007,308	—	431,868	2,924,920
Election of Edwin R. Clark	39,009,495	—	429,681	2,924,920
Election of Tom E. Smith	38,766,891	—	672,285	2,924,920

	Votes For	Votes Against	Votes Withheld	Unvoted
Ratification of Deloitte & Touche LLP as principal auditors	37,007,564	2,424,889	6,723	2,924,920

Item 6. Exhibits and Reports on Form 8-K

Exhibits filed during the fiscal quarter covered by this Form 10-Q are as follows:

(a)

Exhibit Number	Description

4.1	Indenture dated as of May 16, 2003 between SMI, the Guarantors named therein and U.S. Bank National Association, as Trustee (the “2003 Indenture”).

4.2	Form of 6¾% Senior Subordinated Notes due 2013 (included in the 2003 Indenture).

10.1	Credit Agreement dated as of May 16, 2003 among SMI and Speedway Funding, LLC as borrowers, certain subsidiaries and related parties of SMI, as Guarantors, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (the “2003 Credit Agreement”).

10.2	Pledge Agreement dated as of May 16, 2003 by SMI and the subsidiaries of SMI that are guarantors under the 2003 Credit Agreement, as pledgors, and Bank of America, N.A. as agent for the Lenders and a Lender under the 2003 Credit Agreement.

10.3	Registration Rights Agreement dated as of May 16, 2003 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc.

10.4	Purchase Agreement dated May 8, 2003 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc.

31.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

On May 5, 2003, the Company filed a report on Form 8-K dated May 5, 2003, pursuant to Item 5 of such form, reporting that the Company issued a press release announcing it is proposing to offer in a private placement $210 million aggregate principal amount of Senior Subordinated Notes due 2013, and that the press release was filed as an exhibit to the report on Form 8-K.

On May 6, 2003, the Company filed a report on Form 8-K dated May 6, 2003, pursuant to Item 9 of such form, reporting that the Company is negotiating the refinancing of its bank credit facility, which matures in May 2004, and pursuant to Item 12 of such form, reporting that the Company issued a press release announcing its earnings for the quarter ended March 31, 2003, and that the press release was filed as an exhibit to the report on Form 8-K.

On May 16, 2003, the Company filed a report on Form 8-K dated May 19, 2003, pursuant to Item 5 of such form, reporting that the Company issued a press release announcing it closed on the private placement of $230 million 6¾% Senior Subordinated Notes due 2013, and that the press release was filed as an exhibit to the report on Form 8-K.

Pursuant to General Instruction B on Form 8-K, any reports previously or in the future submitted under Items 9 and 12 are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act) and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: August 5, 2003	By:	/s/ O. Bruton Smith O. Bruton Smith Chairman and Chief Executive Officer

Date: August 5, 2003	By:	/s/ William R. Brooks
William R. Brooks Vice President, Chief Financial Officer, Treasurer and Director (principal financial and accounting officer)