Form 10-Q
period 2003-09-30
SPEEDWAY MOTORSPORTS INC
filed 2003-11-12
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 11, 2003, there were 42,754,750 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$126,341	$112,638
Accounts receivable	28,735	21,950
Inventories	22,458	16,755
Prepaid expenses and other current assets	17,487	2,223

Total Current Assets	195,021	153,566
Property and Equipment, Net	880,636	861,107
Goodwill and Other Intangible Assets, Net	59,061	51,990
Notes and Other Receivables:
Affiliates	11,114	16,454
Other	2,853	202
Other Assets	25,055	22,421

TOTAL	$1,173,740	$1,105,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,706	$156
Accounts payable	17,293	15,902
Deferred race event income, net	80,307	85,565
Accrued income taxes	18,966	1,540
Accrued interest	6,184	7,979
Accrued expenses and other liabilities	25,622	20,098

Total Current Liabilities	150,078	131,240
Long-Term Debt (Note 4)	338,696	342,069
Payable to Affiliate	2,594	2,594
Deferred Income, Net	12,082	14,090
Deferred Income Taxes	120,209	122,604
Other Liabilities	3,729	1,971

Total Liabilities	627,388	614,568

Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $.10 par value, shares authorized - 3,000,000, no shares issued	—	—
Common stock, $.01 par value, shares authorized - 200,000,000, issued and outstanding - 42,725,000 in 2003 and 42,307,000 in 2002	427	423
Additional paid-in capital	179,805	171,414
Retained earnings	366,842	319,357
Accumulated other comprehensive loss	(722)	(22)

Total Stockholders’ Equity	546,352	491,172

TOTAL	$1,173,740	$1,105,740

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2003	2002

REVENUES:
Admissions	$24,070	$24,309
Event related revenue	20,742	19,683
NASCAR broadcasting revenue	9,570	8,180
Other operating revenue	9,615	6,710

Total Revenues	63,997	58,882

EXPENSES AND OTHER:
Direct expense of events	15,829	15,420
NASCAR purse and sanction fees	8,129	6,919
Other direct operating expense	8,191	5,689
General and administrative	14,832	14,663
Depreciation and amortization	8,890	7,943
Interest expense, net (Note 4)	4,838	5,349
Other expense, net (Note 7)	233	1,468

Total Expenses and Other	60,942	57,451

Income From Continuing Operations Before Income Taxes	3,055	1,431
Income Tax Provision	1,201	562

NET INCOME	$1,854	$869

Basic Earnings Per Share (Note 5)	$0.04	$0.02

Weighted Average Shares Outstanding	42,528	42,213
Diluted Earnings Per Share (Note 5)	$0.04	$0.02

Weighted Average Shares Outstanding	42,801	42,532

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
REVENUES:
Admissions	$121,597	$119,307
Event related revenue	98,425	93,895
NASCAR broadcasting revenue	73,198	62,966
Other operating revenue	26,678	27,223

Total Revenues	319,898	303,391

EXPENSES AND OTHER:
Direct expense of events	60,091	58,002
NASCAR purse and sanction fees	55,889	48,894
Other direct operating expense	22,927	22,435
General and administrative	46,082	44,940
Depreciation and amortization	25,816	23,750
Interest expense, net (Note 4)	16,416	16,141
Loss on early debt redemption and refinancing (Note 4)	12,800	1,237
FTC refund claims settlement (Note 7)	1,141	—
Other expense, net (Note 7)	486	1,191

Total Expenses and Other	241,648	216,590

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change	78,250	86,801
Income Tax Provision	30,765	34,112

Income From Continuing Operations Before Cumulative Effect of Accounting Change	47,485	52,689
Loss From Operations and Disposal of Discontinued Business (Note 1)	—	(686)

Income Before Cumulative Effect of Accounting Change	47,485	52,003
Cumulative Effect of Accounting Change for Goodwill Impairment (Note 2)	—	(4,273)

NET INCOME	$47,485	$47,730

BASIC EARNINGS PER SHARE (Note 5):
Continuing Operations Before Accounting Change	$1.12	$1.24
Discontinued Operations	—	(0.01)
Accounting Change	—	(0.10)

Basic Earnings Per Share	$1.12	$1.13

Weighted Average Shares Outstanding	42,422	42,071

DILUTED EARNINGS PER SHARE (Note 5):
Continuing Operations Before Accounting Change	$1.11	$1.22
Discontinued Operations	—	(0.01)
Accounting Change	—	(0.10)

Diluted Earnings Per Share	$1.11	$1.11

Weighted Average Shares Outstanding	42,696	43,141

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In	Retained	Fair Market Value	Unrealized Holding Gain	Total Stock- holders’
	Shares	Amount	Capital	Earnings	Adjustment	(Loss)	Equity
BALANCE - JANUARY 1, 2003	42,307	$423	$171,414	$319,357	—	$(22)	$491,172
Net income	—	—	—	47,485	—	—	47,485
Fair market value adjustment to interest rate hedge	—	—	—	—	$(753)	—	(753)
Change in net unrealized gain (loss) on marketable equity securities	—	—	—	—	—	53	53

Comprehensive income							46,785
Issuance of stock under employee stock purchase plan	46	—	1,061	—	—		1,061
Exercise of stock options	372	4	5,387	—	—		5,391
Tax benefit from exercise of stock options	—	—	1,943	—	—	—	1,943

BALANCE - SEPTEMBER 30, 2003	42,725	$427	$179,805	$366,842	$(753)	$31	$546,352

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,485	$47,730
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from operations and disposal of discontinued business	—	686
Cumulative effect of accounting change	—	4,273
Loss on early debt redemption and refinancing	12,800	1,237
Loss on disposal of equipment	180	266
Depreciation and amortization	25,816	23,750
Amortization of deferred income	(1,462)	(1,695)
Changes in operating assets and liabilities:
Accounts receivable	(4,255)	(2,575)
Inventories	(2,431)	(1,058)
Prepaid expenses and other current assets	(14,770)	(1,579)
Accounts payable	(3,275)	(1,115)
Deferred race event income	(5,920)	(2,314)
Accrued income taxes	17,426	25,461
Accrued expenses and other liabilities	4,174	804
Deferred income	580	837
Other assets and liabilities	(1,088)	1,125

Net Cash Provided By Operating Activities	75,260	95,833

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	360,000	232
Principal payments on long-term debt	(360,131)	(54,700)
Payments of debt redemption premium and debt issuance costs (Note 4)	(19,500)	—
Exercise of common stock options	7,334	4,029
Issuance of stock under employee stock purchase plan	1,061	347

Net Cash Used By Financing Activities	(11,236)	(50,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,881)	(47,864)
Purchase of TSI	(2,852)	—
Proceeds from sales of property and equipment and property held for sale	685	10,003
Proceeds from sales of marketable equity securities and distribution from equity method investee	238	392
Increase in notes and other receivables:
Affiliates	(477)	(5,801)
Other	(3,851)	—
Repayment of notes and other receivables from affiliates	5,817	4,184

Net Cash Used By Investing Activities	(50,321)	(39,086)

Net Increase In Cash and Cash Equivalents	13,703	6,655
Cash and Cash Equivalents At Beginning Of Period	112,638	93,980

Cash and Cash Equivalents At End Of Period	$126,341	$100,635

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2003	2002
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$19,428	$23,538
Cash paid for income taxes	13,336	9,342
Supplemental Information Of Noncash Investing And Financing Activities:
Net liabilities assumed for TSI acquisition	4,087	—
Increase (decrease) in accounts payable for capital expenditures	(4,508)	5,581

See notes to consolidated financial statements.

The following Notes to Unaudited Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Legal Proceedings contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include projections or expectations of future financial or economic performance of the Company, and statements of the Company’s plans and objectives for future operations, including those relating to the Company’s future capital projects, hosting of races, broadcasting rights or sponsorships, and legal proceedings. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, “may”, and “plans”, and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 to the Company’s fiscal 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) and in the “Risk Factors” section of the prospectus to the Company’s registration statement on Form S-4 (Registration No. 333-107790) filed with the SEC in August 2003.

Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway LLC and subsidiaries a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries (SMIP), Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMIT), Speedway Funding LLC, Speedway Properties LLC d/b/a Performance Racing Network (PRN), Speedway Media LLC d/b/a Racing Country USA (RCU), and TSII, LLC d/b/a The Source International LLC (TSI), (collectively, the Company).

Current Year Business Acquisition – In August 2003, the Company acquired certain tangible and intangible assets and operations of The Source International for approximately $2,852,000 in cash and $4,087,000 of assumed liabilities. TSI develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel. The acquisition was accounted for using the purchase method, and the results of operations after acquisition are included in the Company’s consolidated statements of income. The acquisition was not significant and, therefore, unaudited pro forma financial information is not presented.

The purchase price was allocated to assets and liabilities acquired at their estimated fair market values at acquisition date. The Company is presently finalizing this initial allocation, including the identification and valuation of intangible assets acquired, if any. As such, the purchase price allocation is preliminary. However, based on current information, management does not believe the final purchase price allocation will materially differ from that used in the accompanying September 30, 2003 consolidated balance sheet.

Discontinued Operations and Disposal of Business – In March 2002, the Company committed to a formal plan to discontinue and dispose of the operations of SoldUSA, Inc., then a wholly-owned subsidiary, due to difficult market conditions for internet auction and e-commerce companies. Disposal occurred in the second quarter 2002. Certain SoldUSA net assets, which totaled approximately $1,514,000 as of March 31, 2002, were transferred to the previous owner in exchange primarily for elimination of a $1,069,000 note payable owed by the Company for acquiring SoldUSA. In the three months ended September 30, 2002, there were no SoldUSA revenues or losses from SoldUSA’s discontinued operations. In the nine months ended September 30, 2002, losses from SoldUSA’s discontinued operations were $99,000, after income taxes of $64,000, and total SoldUSA revenues were $249,000. Losses on disposal of $587,000, after income taxes of $381,000, were recognized in the first quarter 2002 and the nine months ended September 30, 2002. See Note 2 on goodwill impairment recognition in the first quarter 2002 associated with SoldUSA. The Company accounted for the disposal of SoldUSA using Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. There were no losses or revenues pertaining to SoldUSA in the three and nine months ended September 30, 2003.

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

Revenue Recognition – The Company recognizes admissions, NASCAR broadcasting and event related revenues when an event is held. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (1) generally advance revenue is refundable and (2) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements.

Quarterly Reporting – The Company currently recognizes revenues and operating expenses for all events in the calendar quarter in which conducted except for major NASCAR and other sanctioned racing events which occur on the last full weekend of a calendar quarter. When major racing events occur on the last full weekend of a calendar quarter, the race event revenues and operating expenses are recognized in the current or immediately succeeding calendar quarter that corresponds to the calendar quarter of the prior year in which the same major racing event was conducted. Beginning in 2004, the Company intends to recognize revenues and operating expenses for all events in the calendar quarter in which conducted – including major NASCAR and other sanctioned racing events – because of the increased frequency of changes in race schedules in recent years. This change will have no impact on the reporting of full year operating results.

TMS hosted NASCAR Craftsman Truck and Indy Racing League Series racing events in the third quarter 2002 which are being held in the fourth quarter 2003. LVMS hosted a NASCAR Craftsman Truck Series racing event in the third quarter 2003 which was held in the fourth quarter 2002. Changes in race schedules at the Company’s speedways from time to time lessen the comparability of operating results between quarterly financial statements of successive years.

Naming Rights – The Company presently has two long-term ten-year naming rights agreements which renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway for combined gross fees aggregating approximately $69,000,000 over the respective ten-year agreement terms. Annual contracted fee revenues, net of associated expenses, are recognized as associated events are held each year in accordance with the respective agreement terms.

Long-Term Management Contract and Asset Sale – Certain Company subsidiaries and Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) executed a long-term food and beverage management agreement and an asset purchase agreement which closed in February 2002. The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s six speedways and other outside venues. These services were previously provided by the Company’s subsidiary SMIP. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The management contract period is initially ten years with a renewal option for an additional ten-year period. The Levy Group also purchased certain food and beverage machinery and equipment of SMIP for approximately $10,003,000 in cash, which approximated net book value as of December 31, 2001. The Company’s operating profits associated with food, beverage and hospitality catering activities provided by the Levy Group are reported as net event related commission revenue and net other operating commission revenue.

Accounting Change in 2002 For Goodwill and Other Intangible Assets – The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 specifies, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead evaluated for possible impairment at least annually. Under SFAS No. 142, the Company ceased amortizing goodwill as of January 1, 2002, including goodwill from past business combinations, and now periodically assesses goodwill at the reporting unit level for possible impairment. Such assessment is performed annually as of April 1 or when events or circumstances indicate possible impairment may have occurred.

In the first quarter 2002, the Company evaluated the effects of SFAS No. 142 for possible initial goodwill impairment under transitional rules. The fair value of goodwill and other intangibles for each reporting unit of the Company was assessed primarily using expected present value of future cash flows and corroborated by quoted market prices or comparable transactions where available or applicable. Such impairment assessment indicated that goodwill associated with Oil-Chem of $3,815,000 and SoldUSA of $755,000, both non-motorsports related reporting units of the Company, was impaired under the new accounting guidelines. In accordance with SFAS No. 142, the Company recorded these impairments as a change in accounting principle as of January 1, 2002. The non-cash cumulative effect of the accounting change reduced net income in the first quarter 2002 and the nine months ended September 30, 2002 by $4,273,000, after income taxes of $297,000, and basic and diluted earnings per share by $0.10. Goodwill associated with Oil-Chem is not deductible for tax reporting purposes and represents a permanent difference for which current or deferred income tax liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff.

All present goodwill and other intangible assets, after the impairment loss recognition, are associated with the Company’s motorsports related operating segment and are not subject to amortization. As of September 30, 2003 and December 31, 2002, these intangible assets had carrying values aggregating approximately $59,100,000 and $52,000,000, including other intangible assets of approximately $2,900,000 associated with race event sanctioning arrangements and relationships. Management’s annual assessment of goodwill as of April 1, 2003 indicated there has been no impairment, and there have been no events or circumstances which might indicate possible impairment of goodwill and other intangible assets as of September 30, 2003.

Recently Issued Accounting Standards – In January 2003, Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (VIE) and determining when assets, liabilities, noncontrolling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The Company currently holds no interest in a variable interest entity; therefore, initial application of FIN 46 did not impact the Company’s financial statements or disclosures.

In April 2003, SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. SFAS No. 149 did not impact the Company’s accounting for derivative instruments at September 30, 2003. The Company will assess the impact, if any, SFAS No. 149 may have on its financial statements or disclosures upon entering into any applicable derivative instruments.

In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued to improve the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity, and requires classification of those instruments as liabilities in statements of financial position. It affects, among other things, the accounting for generally three types of freestanding financial instruments: mandatory redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of a company’s shares. SFAS No. 150 does not apply to features embedded in financial instruments that are not derivatives in entirety. SFAS No. 150 is effective generally for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. The Company had no freestanding financial instruments at September 30, 2003, and will assess the impact, if any, adoption would have on its financial statements or disclosures upon entering into any such instruments.

Stock-Based Compensation and Formula Stock Option Plan – The Company continues to account for stock-based employee compensation using Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” which recognizes compensation cost based on the intrinsic value of equity instruments awarded as permitted under SFAS No. 123 “Accounting for Stock-Based Compensation”. Effective January 2, 2003, the Company granted options to purchase 10,000 shares to each of its four outside directors at an exercise price per share of $26.06 at award date which equaled fair value at grant date. All stock options granted under the Company’s 1994 Stock Option Plan and the Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. As such, no compensation cost has been reflected in net income for these plans. See Note 10 to the Company’s audited December 31, 2002 Consolidated Financial Statements for additional information on its stock option plans.

The Company has applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123” which require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The following schedule illustrates the pro forma effect on net income and earnings per share had compensation cost for stock options been determined using the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2003	2002	2003	2002
Net income as reported	$1,854	$869	$47,485	$47,730
Less: Stock-based compensation expense determined using fair value method, net of taxes	(48)	(63)	(143)	(189)

Pro forma net income	$1,806	$806	$47,342	$47,541

Basic Earnings Per Share:
As reported	$0.04	$0.02	$1.12	$1.13

Pro forma	$0.04	$0.02	$1.12	$1.13

Diluted Earnings Per Share:
As reported	$0.04	$0.02	$1.11	$1.11

Pro forma	$0.04	$0.02	$1.11	$1.11

The fair value of each option grant for both stock option plans is estimated on grant date using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended September 30:		Nine Months Ended September 30:
	2003	2002	2003	: 2002
Options granted	—	—	40,000	50,000
Weighted average grant-date fair values	—	—	$26.06	$25.65
Expected volatility	—	—	33.3%	33.3%
Risk-free interest rates	—	—	2.2%	3.8%
Expected lives (in years)	—	—	3.0	3.0
Dividend yield	—	—	1.2%	1.2%

Other Current Assets – Prepaid expense and other current assets at September 30, 2003 include payments of $13,393,000 for purchasing mid-distillates petroleum products for resale recorded at cost and associated transaction costs. Management anticipates recovering such costs upon resale in the fourth quarter 2003.

Reclassifications – Certain prior year accounts were reclassified to conform with current year presentation. Property held for sale previously reported at December 31, 2002, consisting of land for development of $12,252,000 was reclassified to noncurrent other assets, and condominiums located at two company speedways of $3,961,000 were reclassified to property and equipment, in the accompanying September 30, 2003 and December 31, 2002 balance sheets. Such land for development represents property foreclosed on by management in December 2001 which previously collateralized past due notes receivable. Independent appraised fair value less estimated selling costs supported reflecting the property based on note carrying values at foreclosure. Management is in the process of developing and marketing the property, which is adjacent to a regional outlet mall in the Charlotte metropolitan area. The speedway condominiums represent two condominiums at AMS and ten substantially completed condominiums at TMS which are being marketed. These assets were reclassified under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” as management is presently unable to determine if sale of these assets is probable within one year.

3. INVENTORIES – Inventories as of September 30, 2003 and December 31, 2002 consist of the following components (in thousands):

	September 30, 2003	December 31, 2002
Souvenirs and apparel	$15,815	$10,217
Finished vehicles, parts and accessories	4,595	4,523
Oil lubricant and other	2,048	2,015

Total	$22,458	$16,755

4. LONG-TERM DEBT AND LOSS ON EARLY DEBT REDEMPTION AND REFINANCING

Replacement of Bank Credit Facility and Redemption of Senior Subordinated Notes – At March 31, 2003 and December 31, 2002, the Company had borrowings under a revolving bank credit facility (the Former Credit Facility) of $90,000,000 and outstanding 8½% senior subordinated notes in the aggregate principal amount of $250,000,000 (the Former Senior Subordinated Notes).

As further described below, in May 2003, the Company refinanced the Former Credit Facility with proceeds from issuance of new 6¾% senior subordinated notes and execution of a replacement credit facility, and in June 2003, redeemed and retired all outstanding Former Senior Subordinated Notes. The Company’s management, including the Board of Directors, believes such debt redemption and replacement transactions are in the Company’s long-term interest based on a current favorable interest rate environment and scheduled maturity of the Former Credit Facility in May 2004, and provides additional financial and operational flexibility. All borrowings outstanding under the Former Credit Facility and Former Senior Subordinated Notes were replaced and funded with the issuance of new long-term debt. Proceeds from the new debt arrangements were also used to fund the redemption premium and accrued interest of the Former Senior Subordinated Notes and loan and other transaction costs for the new senior subordinated notes and new credit facility. See “Loss on Early Debt Redemption and Refinancing in 2003” below for additional information on the related second quarter 2003 charge reflected in the nine months ended September 30, 2003.

Former Credit Facility – The Company’s former long-term, senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender, had an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, was scheduled to mature in May 2004, and was secured by a pledge of the capital stock and other equity interests of all operative Company subsidiaries except Oil-Chem. Interest was based, at the Company’s option, upon LIBOR plus 0.75% to 1.25% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%.

Former Senior Subordinated Notes – The Company’s 8½% Former Senior Subordinated Notes were scheduled to mature in August 2007, had semi-annual interest payments due February 15 and August 15, and were redeemable at varying prices at the Company’s option.

Bank Credit Facility Replacement – In May 2003, the Company obtained, from a syndicate of banks led by Bank of America, N.A. as an agent and lender, a long-term, senior revolving credit facility and term loan (the 2003 Credit Facility) to replace its Former Credit Facility (see “Former Credit Facility” above). The 2003 Credit Facility was used to repay outstanding borrowings under the Former Credit Facility, redeem a portion of the Former Senior Subordinated Notes, fund capital expenditures and for working capital needs. The 2003 Credit Facility consists of a revolving credit facility with an overall borrowing limit of $250,000,000, and separate sub-limits of $10,000,000 for standby letters of credit and for 15-day swing line loans, a $50,000,000 five-year term loan, an unused commitment fee of 0.375%, matures in May 2008, and is secured by pledged capital stock and other equity interests of all operative Company subsidiaries except Oil-Chem (Guarantors). The Company also agreed not to pledge its assets to any third party. At September 30, 2003, outstanding borrowings under the revolving credit facility amounted to $60,000,000 and under the term loan amounted to $50,000,000, and outstanding letters of credit amounted to $1,517,000. As of September 30, 2003, the Company could borrow up to an additional $188,000,000 under the 2003 Credit Facility. The Company was in compliance with all applicable covenants as of September 30, 2003.

Interest is based, at the Company’s option, upon (i) LIBOR plus 1.5% to 2.5% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Also, among other items, the Company is required to meet certain financial covenants, including specified levels of net worth and ratios of (i) funded senior debt to EBITDA, (ii) funded debt to EBITDA and (iii) earnings before interest and taxes (EBIT) to interest expense and dividends. The 2003 Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without lender consent, and limits annual and aggregate consolidated capital expenditures over the loan term, and allows for payment of dividends and repurchase of SMI securities up to $17,500,000 annually. The Company also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, transactions with affiliates, guarantees, asset sales, investments, dividends, distributions and redemptions.

New Senior Subordinated Notes – In May 2003, the Company completed a private placement of 6¾% senior subordinated notes (the 2003 Senior Subordinated Notes) in the aggregate principal amount of $230,000,000. The 2003 Senior Subordinated Notes mature in 2013, are redeemable at the Company’s option at varying prices after June 1, 2008, and are guaranteed by all operative Company subsidiaries except Oil-Chem. Interest payments are due semi-annually on June 1 and December 1, commencing December 1, 2003. The 2003 Senior Subordinated Notes are subordinated to all present and future senior secured indebtedness of the Company, including the 2003 Credit Facility (see “Bank Credit Facility Replacement” above). The Company filed a registration statement to register these notes in August 2003 and completed the exchange offer in September 2003. The 2003 Senior Subordinated Notes were issued at par, and net proceeds, after commissions and fees, approximated $224,200,000. Such proceeds, along with expected borrowings under the 2003 Credit Facility, were used to fully redeem the Former Senior Subordinated Notes in June 2003. The Company was in compliance with all applicable covenants as of September 30, 2003.

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

Loss on Early Debt Redemption and Refinancing in 2003 – In May 2003, as further described above, the Company refinanced the Former Credit Facility with proceeds from issuance of new 2003 Senior Subordinated Notes and execution of a replacement 2003 Credit Facility, and in June 2003, redeemed and retired all outstanding Former Senior Subordinated Notes at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred cash flow hedge interest rate swap termination and settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12,800,000, before income taxes of $5,030,000, were reflected as a charge to earnings in the second quarter 2003. The charge reduced basic and diluted earnings per share for the nine months ended September 30, 2003 by $0.18.

Loss on Early Debt Redemption in 2002 – In April 2002, the Company redeemed all then outstanding 5¾% convertible subordinated debentures aggregating $53.7 million at 101.64% of par value. At March 31, 2002, 1,726,000 shares of common stock would have been issuable upon conversion. Redemption reduced future interest expense and eliminated the associated dilution effect on earnings per share, and was funded entirely from available cash and cash investments on hand. The net redemption premium, associated unamortized net deferred loan costs, and transaction costs totaling approximately $1,237,000, before income taxes, were reflected as a charge to earnings in the second quarter 2002. The charge reduced basic and diluted earnings per share for the nine months ended September 30, 2002 by $0.02.

The losses on early debt redemption for both 2003 and 2002 were reflected as a charge to earnings applying the provisions of SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections”.

Deferred Financing Costs – Deferred financing costs are included in other noncurrent assets and amortized over the associated debt terms. Deferred financing costs of $8,440,000 and $12,811,000, are reported net of accumulated amortization of $435,000 and $6,948,000, at September 30, 2003 and December 31, 2002. As discussed above in “Loss on Early Debt Redemption and Refinancing in 2003”, previously deferred loan costs associated with the Former Credit Facility and Former Senior Subordinated Notes were written off as a charge to earnings in the second quarter 2002 upon replacement and redemption.

Interest Rate Swap – The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. In August 2003, the Company entered into two interest rate swap transactions with a financial institution that provide fixed interest rate features on certain variable rate term loan obligations and variable interest rate features on certain fixed rate senior subordinated debt obligations. The swaps are designated as separate fair value and cash flow hedges of the underlying fixed and variable rate debt obligations, and meet the conditions for assuming no ineffectiveness using the short-cut method under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Under the fair value hedge, the Company pays a 3.54% fixed interest rate and receives a variable interest rate based on LIBOR, and under the cash flow hedge, the Company pays a variable interest rate based on 1.97% over LIBOR and receives a 6.75% fixed interest rate, each on principal notional amounts of $50,000,000. The agreements provide for settlement every six months beginning on December 1, 2003, and expire in June 2008 and June 2013 corresponding with the underlying hedged debt terms. At September 30, 2003, the net estimated present value of increased interest cost over the remaining terms of both hedges combined is $42,000. As such, in accordance with SFAS No. 133 as amended, the Company has reflected $1,199,000 in liabilities and $753,000 in other comprehensive loss, after income taxes of $488,000, for these hedges.

Subsidiary Guarantees – Amounts outstanding under the 2003 Credit Facility and 2003 Senior Subordinated Notes are guaranteed by all of the Company’s operative subsidiaries except for one minor wholly-owned subsidiary, Oil-Chem. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations.

Interest Expense, Net – Interest expense, net for the three months ended September 30, 2003 and 2002 includes interest expense of $5,123,000 and $5,875,000, and interest income of $285,000 and $526,000. The Company capitalized interest costs of $133,000 and $322,000 during the three months ended September 30, 2003 and 2002. The weighted-average interest rate on borrowings under the bank revolving credit facilities during the three months ended September 30, 2003 and 2002 was 2.6% and 2.4%.

Interest expense, net for the nine months ended September 30, 2003 and 2002 includes interest expense of $17,633,000 and $17,807,000, and interest income of $1,217,000 and $1,666,000. The Company capitalized interest costs of $1,131,000 and $1,976,000 during the nine months ended September 30, 2003 and 2002. The weighted-average interest rate on borrowings under the bank revolving credit facilities during the nine months ended September 30, 2003 and 2002 was 3.1% and 2.6%.

The 2003 Senior Subordinated Notes aggregating $230,000,000 in principal were issued on May 16, 2003, and the Former Senior Subordinated Notes aggregating $250,000,000 in principal were fully redeemed on June 15, 2003. The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required notice of redemption to note holders by the Company. Interest expense of $1,486,000, net of interest income earned on proceeds received of $180,000, hereafter referred to as “interim interest expense on debt redeemed, net”, was incurred on the Former Senior Subordinated Notes from May 16, 2003 through June 15, 2003, along with interest expense on the 2003 Senior Subordinated Notes. Until the Former Senior Subordinated Notes were redeemed, the Company utilized net proceeds from the sale of the 2003 Senior Subordinated Notes to repay outstanding borrowings and accrued interest under the Former Credit Facility and invested in short-term, fixed income securities. As such, interest expense, net for the nine months ended September 30, 2003 includes interim interest expense on debt redeemed, net of $1,486,000 or $902,000 after taxes, reducing basic and diluted earnings per share by $0.02.

5. PER SHARE DATA - Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt prior to redemption on April 19, 2002 (see Note 4). Anti-dilutive common stock equivalents for stock options of 141,000 and 175,000 in the three months ended September 30, 2003 and 2002, and 203,000 and 257,000 in the nine months ended September 30, 2003 and 2002, were excluded in computing diluted earnings per share. The following schedule reconciles basic and diluted earnings per share (dollars and shares in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2003	2002	2003	2002
Income from continuing operations before accounting change	$1,854	$869	$47,485	$52,689
Loss from operations and disposal of discontinued business, net of taxes (Note 1)	—	—	—	(686)

Income from before accounting change	1,854	869	47,485	52,003
Cumulative effect of accounting change for goodwill impairment, net of taxes (Note 2)	—	—	—	(4,273)

Net income available to common stockholders	1,854	869	47,485	47,730
Adjustment to interest expense for assumed conversions - 5 3/4% Convertible debentures (Note 4)	—	—	—	507

Net income available to common stockholders and assumed conversions	$1,854	$869	$47,485	$48,237

Weighted average common shares outstanding	42,528	42,213	42,422	42,071
Dilution effect of assumed conversions:
Common stock equivalents - stock options	273	319	274	394
5 3/4% Convertible debentures (Note 4)	—	—	—	676

Weighted average common shares outstanding and assumed conversions	42,801	42,532	42,696	43,141

Basic Earnings Per Share:
Continuing operations before accounting change	$0.04	$0.02	$1.12	$1.24
Discontinued operations (Note 1)	—	—	—	(0.01)
Accounting change (Note 2)	—	—	—	(0.10)

Basic earnings per share	$0.04	$0.02	$1.12	$1.13

Diluted Earnings Per Share:
Continuing operations before accounting change	$0.04	$0.02	$1.11	$1.22
Discontinued operations (Note 1)	—	—	—	(0.01)
Accounting change (Note 2)	—	—	—	(0.10)

Diluted earnings per share	$0.04	$0.02	$1.11	$1.11

Declaration of Cash Dividend—On October 1, 2003, the Company’s Board of Directors approved an annual cash dividend of $0.305 per share of common stock which aggregates approximately $13,037,000 payable on November 14, 2003 to shareholders of record as of October 31, 2003.

6. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at September 30, 2003 and December 31, 2002 include $973,000 and $954,000 due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner, including accrued interest. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at September 30, 2003 and December 31, 2002 include $3,731,000 and $8,980,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company before July 30, 2002 under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman, and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to Mr. Smith that it would no longer make payments under the split-dollar life insurance trust arrangements for his benefit.

The Company has made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer for various corporate purposes. Notes and other receivables from affiliates at September 30, 2003 and December 31, 2002 include $6,115,000 and $6,224,000 due from Sonic Financial. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before September 30, 2004, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes reflected in the preceding paragraphs from December 31, 2002 primarily reflect increases in amounts due for accrued interest on outstanding balances, and decreases in amounts due from repayments by affiliates.

Notes and other receivables from affiliates at September 30, 2003 and December 31, 2002 include $295,000 due from a corporation which is a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. From time to time, the Company makes cash advances for various corporate purposes on behalf of the affiliate. The amount due is payable on demand, is collateralized by certain personal property, and because the Company does not anticipate or require repayment before June 30, 2004, has been classified as noncurrent assets in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and affiliate.

Amounts payable to affiliate at September 30, 2003 and December 31, 2002 consists of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMIP each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $49,000 each period for the three months ended September 30, 2003 and 2002, and $147,000 each period for the nine months ended September 30, 2003 and 2002. Rent expense for SMIP approximated $48,000 each period for the three months ended September 30, 2003 and 2002, and $147,000 each period for the nine months ended September 30, 2003 and 2002. The leases contain terms more favorable to the Company than would be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMIP, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties.

LVMS purchased new vehicles for employee use from Nevada Dodge, a subsidiary of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, director and officer, for $245,000 and $734,000 in the nine months ended September 30, 2003 and 2002. No vehicles were purchased in the three months ended September 30, 2003 or 2002. The Company believes the purchase terms approximate market value and are no less favorable than could be obtained in an arm’s-length transaction from an unrelated third party.

Oil-Chem sold zMax oil lubricant product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $234,000 and $246,000 for the three months ended September 30, 2003 and 2002, and $1,275,000 and $1,041,000 for the nine months ended September 30, 2003 and 2002. At September 30, 2003 and December 31, 2002, Oil-Chem had $171,000 and $180,000 due from SAI. These sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

In August 2003, Sonic Financial agreed to purchase approximately $250,000 of mid-distillates petroleum products at then-prevailing market prices from SMI for use in Sonic Financial’s jet aircraft. This transaction will be on terms that are no less favorable to SMI than those that could be obtained in a comparable arms-length transaction with an unrelated party and has been reviewed by SMI’s Nominating/Corporate Governance Committee.

SAI and its dealerships frequently purchase various apparel items, which are screenprinted or embroidered with SAI and dealership logos, for its employees as part of internal marketing and sales promotions. SAI and its dealerships purchase such items from several companies similar to SMIP and SMIT. Total purchases from SMIP and SMIT by SAI and its dealerships approximated $40,000 and $118,000 for the three months ended September 30, 2003 and 2002, and $704,000 and $376,000 for the nine months ended September 30, 2003 and 2002. At September 30, 2003 and December 31, 2002, SMIP and SMIT had $73,000 and $18,000 due from SAI. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

With respect to the foregoing transactions, interest income of $133,000 and $220,000 for the three months ended September 30, 2003 and 2002, and $478,000 and $652,000 for the nine months ended September 30, 2003 and 2002, was earned on amounts due from related parties. Interest expense of $27,000 and $29,000 for the three months ended September 30, 2003 and 2002, and $83,000 and $86,000 for the nine months ended September 30, 2003 and 2002, was accrued on amounts payable to an affiliate.

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

On May 1, 1999, during the running of an IRL Series racing event at LMS, an on-track accident occurred that caused race debris to enter the spectator seating area. On February 13, 2001, the parents of Haley A. McGee filed a personal injury action related to this accident against SMI, LMS and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit sought unspecified damages and punitive damages related to the injuries of their daughter, as well as the medical expenses incurred and wages lost by her parents. The parties settled this case, with court approval, for an undisclosed amount on August 11, 2003. On April 24, 2002, Rodney Pyatte filed a personal injury action related to this accident against SMI, LMS and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit sought unspecified damages and punitive damages related to the injuries of Rodney Pyatte, as well as the medical expenses incurred and wages lost. The parties settled this case, with court approval, for an undisclosed amount on July 14, 2003. These settlements had no material adverse effect on the Company’s financial position or results of operations.

On February 8, 2000, a lawsuit by Robert L. “Larry” Carrier against SMI and BMS was filed in the Chancery Court for Sullivan County, Tennessee. This suit alleges that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint sought $15 million in compensatory and $60 million in punitive damages as well as injunctive relief. On October 11, 2002, the trial court entered a judgment against SMI and BMS for approximately $1.4 million in damages plus costs. On February 19, 2003, the court entered into an amended judgment awarding approximately $2.4 million to the plaintiff, and awarding BMS exclusive possession of the leased premises. A charge to earnings of approximately $1.4 million was reflected in the third quarter 2002, and $1.0 million in the fourth quarter 2002, for the pending litigation. The plaintiff and the Company have appealed this judgment. The Company believes that the plaintiff’s claim is without merit and intends to pursue its rights to appeal vigorously.

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

To date, 102 individuals claiming injuries from the bridge failure on May 20, 2000, have filed a total of 48 separate lawsuits, and of these, 40 plaintiffs’ cases have been resolved by the defendants. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. No new lawsuits were filed during the third quarter of 2003.

The defendants have, to date, reached settlements with 67 plaintiffs in 36 North Carolina state court lawsuits, including three plaintiffs in two lawsuits in July 2003, 13 plaintiffs in six lawsuits in August 2003, 14 plaintiffs in seven lawsuits in September 2003, and two plaintiffs in one lawsuit in October 2003, with the claims being dismissed as to all defendants, including SMI and LMS. On January 20, 2003, the trial of the first of these cases (three plaintiffs) began. This trial resulted in a directed verdict and dismissal of SMI at the close of all of the evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and therefore LMS will be jointly and severally liable for future verdicts. Discovery is proceeding in the remaining cases. All of the state court lawsuits were consolidated before one judge and are pending in Mecklenburg County. The final federal lawsuits settled in September 2003. The Company is vigorously defending itself and denies the allegations of negligence as well as the related claims for punitive damages. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in this matter will have a material adverse effect on the Company’s financial position or future results of operations.

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

On August 23, 2000, a shareholder derivative complaint was filed against SMI and its directors in the Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. “Humpy” Wheeler, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack F. Kemp and Speedway Motorsports, Inc., alleges that in February 2000, SMI sold the Las Vegas Industrial Park – R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, SMI’s Chief Executive Officer, Chairman and majority stockholder, at less than these properties’ fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. Plaintiffs are seeking unspecified damages, the establishment of a system of internal controls and procedures, rescission of the transaction with Mr. Smith or, alternatively, unspecified rescissory damages from Mr. Smith, and plaintiff’s costs and attorney fees. The defendants filed an answer denying the allegations of the complaint. On July 16, 2003, the defendants filed a motion for summary judgment. On October 14, 2003, the Court granted the defendants’ motion for summary judgment and dismissed all of the plaintiff’s claims. The plaintiff has until November 17, 2003 to appeal this decision.

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

On April 18, 2001, Cracker Barrel Old Country Store, Inc. filed a complaint against AMS, SMI, NASCAR and Fox Entertainment Group, Inc., in the United States District Court for the Middle District of Tennessee. Cracker Barrel alleged that AMS breached its sponsorship contract for the March 11, 2001 Cracker Barrel 500 Winston Cup event at AMS, that SMI tortiously interfered with this contract and that the defendants engaged in a conspiracy. Cracker Barrel contended that as a result of the sponsorship contract, it was entitled to receive certain exposure from the national broadcast of the race. The complaint sought unspecified compensatory, treble and punitive damages, costs and attorney fees. On November 22, 2002, the Court entered summary judgment in favor of all defendants and dismissed the case. The plaintiff’s appeal was dismissed on July 25, 2003 by the Sixth Circuit. AMS and SMI did not make any payment to Cracker Barrel.

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

Overview

The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all of the Company’s events. “Event related revenue” includes amounts received from sponsorship fees, naming rights fees, commissions from food and beverage sales, souvenir sales, promotional and hospitality revenues, luxury suite rentals, broadcasting rights other than NASCAR broadcasting revenue, track rentals, and other event and speedway related revenue. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes revenues from The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”), dining and entertainment facilities located at the respective speedways; from Legends Car operations of 600 Racing, Inc., a wholly-owned subsidiary of LMS; and industrial park rentals. The Company also derives additional revenue from Oil-Chem, which produces an environmentally-friendly micro-lubricant; and from SMIP and its wholly-owned subsidiaries, MBM, a wholesale and retail mail-order distributor of racing and other sports related souvenir merchandise and apparel, SMIT, which provides event souvenir merchandising services at the Company’s and third-party speedway venues, and from TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of Speedway Clubs’, Legends Car, industrial park rental, MBM, Oil-Chem, SMIP, SMIT and TSI revenues.

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

Seasonality and Quarterly Results

The Company plans to promote 17 major annual racing events in 2003 sanctioned by NASCAR, including ten Winston Cup and seven Busch Series racing events. The Company is also sponsoring two Indy Racing League (IRL) racing events, five NASCAR Craftsman Truck Series racing events, four major National Hot Rod Association (NHRA) racing events, and five World of Outlaws (WOO) racing events. As a result, the Company’s business has been, and is expected to remain, highly seasonal. In 2002, we derived a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue attributable to 17 major NASCAR-sanctioned racing events, two IRL racing events, three NASCAR Craftsman Truck Series racing events, four major NHRA racing events, and six WOO racing events.

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

The results of operations for the three and nine months ended September 30, 2003 and 2002 are not indicative of results that may be expected for the entire year because of the seasonality discussed above.

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

Beginning in 2004, the Company intends to recognize revenues and operating expenses for all events in the calendar quarter in which conducted – including major NASCAR and other sanctioned racing events – because of the increased frequency of changes in race schedules in recent years. This change will have no impact on the reporting of full year operating results.

TMS hosted NASCAR Craftsman Truck and Indy Racing League Series racing events in the third quarter 2002 which are being held in the fourth quarter 2003. LVMS hosted a NASCAR Craftsman Truck Series racing event in the third quarter 2003 which was held in the fourth quarter 2002.

Non-GAAP Financial Information. The following financial information is presented below using other than generally accepted accounting principles (“non-GAAP”), and is reconciled to comparable information presented using GAAP. Non-GAAP net income and diluted earnings per share below are derived by adjusting GAAP basis amounts for certain items presented on the consolidated income statement net of income taxes based on applicable effective rates. The non-GAAP financial information below is presented nowhere else in this Quarterly Report on Form 10-Q. Because the adjustments relate to charges for refinancing essentially all of the Company’s long-term debt and the FTC settlement, management believes such information is useful and meaningful to investors, and is used by management, to assess the Company’s core operations.

This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to operating income, net income or diluted earnings per share, which are determined in accordance with GAAP.

	Three Months Ended September 30:		Nine Months Ended September 30:
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income	$1,854	$869	$47,485	$47,730
Cumulative effect of accounting change for goodwill impairment, net of taxes (1)	—	—	—	4,273
Loss from operations and disposal of discontinued business, net of taxes (2)	—	—	—	686

Income from continuing operations	1,854	869	47,485	52,689
Adjustments (net of taxes):
Interim interest expense on debt redeemed (3)	—	—	902	—
Loss on early debt redemption and refinancing (4)	—	—	7,770	751
FTC refund claims settlement (5)	—	—	693	—

Non-GAAP net income	$1,854	$869	$56,850	$53,440

Diluted earnings per share	$0.04	$0.02	$1.11	$1.11
Accounting change (1)	—	—	—	0.10
Discontinued operations (2)	—	—	—	0.01

Diluted earnings per share from continuing operations	0.04	0.02	1.11	1.22
Non-GAAP adjustments (net of taxes):
Interim interest expense on debt redeemed (3)	—	—	0.02	—
Loss on early debt redemption and refinancing (4)	—	—	0.18	0.02
FTC refund claims settlement (5)	—	—	0.02	—

Non-GAAP diluted earnings per share	$0.04	$0.02	$1.33	$1.24

(1)	The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002, under which amortization of goodwill and other intangible assets ceased and initial impairment under transitional rules was assessed as of January 1, 2002. The cumulative effect of the accounting change for goodwill impairment associated with certain non-motorsports related reporting units was reflected in the first quarter 2002 and nine months ended September 30, 2002. See Note 2 to the Consolidated Financial Statements for additional information.
(2)	Loss from operations and disposal of discontinued business represents the accounting for the discontinued operations and disposal of SoldUSA in April 2002. See Note 1 to the Consolidated Financial Statements for additional information.
(3)	Interim interest expense on debt redeemed, net represents interest expense incurred on the Former Senior Subordinated Notes between May 16, 2003, issuance date of the 2003 Senior Subordinated Notes, and June 15, 2003, redemption date of the Former Senior Subordinated Notes, net of interest income earned on associated invested proceeds during this period. See Note 4 to the Consolidated Financial Statements for additional information.
(4)	Loss on early debt redemption and refinancing for the nine months ended September 30, 2003 represents a second quarter 2003 charge associated with replacement of the Former Credit Facility and issuance of the 2003 Senior Subordinated Notes in May 2003, and redemption of the Former Senior Subordinated Notes in June 2003. The second quarter 2003 charge consisted of net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred cash flow hedge interest rate swap termination and settlement payment and transaction costs, all associated with the former debt arrangements. Loss on early debt redemption for the nine months ended September 30, 2002 represents a second quarter 2002 charge associated with redemption of all outstanding Convertible Subordinated Debentures totaling approximately $53.7 million in April 2002. The second quarter 2002 charge consists of redemption premium, associated unamortized net deferred financing costs, and transaction costs. See Note 4 to the Consolidated Financial Statements for additional information.
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

Three Months Ended September 30, 2003 Compared To Three Months Ended September 30, 2002

Total Revenues for the three months ended September 30, 2003 increased by $5.1 million, or 8.7%, over such revenues for the same period in 2002 for the factors discussed below.

Admissions for the three months ended September 30, 2003 decreased by $239,000, or 1.0%, from such revenue for the same period in 2002. This decrease was due primarily to TMS hosting NASCAR Craftsman Truck and Indy Racing League Series racing events in the third quarter 2002 which are being held in the fourth quarter 2003. The overall decrease was partially offset by continued growth in attendance at NASCAR-sanctioned racing events held at BMS in the current period, and to a lesser extent, LVMS hosting a NASCAR-sanctioned Craftsman Truck Series race in the current period which was held in the fourth quarter 2002.

Event Related Revenue for the three months ended September 30, 2003 increased by $1.1 million, or 5.4%, over such revenue for the same period in 2002. This increase is due primarily to increased sponsorship and other event related revenues associated with the growth in attendance at NASCAR-sanctioned racing events held at BMS, to increased sponsorship, track rentals, motorsports-related merchandise sales and other event related revenues, and to LVMS hosting a NASCAR-sanctioned Craftsman Truck Series race in the current period which was held in the fourth quarter 2002. The overall increase was partially offset by TMS hosting NASCAR Craftsman Truck and Indy Racing League Series racing events in the third quarter 2002 which are being held in the fourth quarter 2003.

NASCAR Broadcasting Revenue for the three months ended September 30, 2003 increased by $1.4 million, or 17.0%, over such revenue for the same period in 2002. This increase is due primarily to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at BMS in the current period.

Other Operating Revenue for the three months ended September 30, 2003 increased by $2.9 million, or 43.3%, over such revenue for the same period in 2002. This increase was due primarily to current period revenues of TSI acquired in August 2003 and to higher Oil-Chem revenues in the current period.

Direct Expense of Events for the three months ended September 30, 2003 increased by $409,000, or 2.7%, over such expense for the same period in 2002. This increase was due to higher operating costs associated with the growth in attendance at NASCAR-sanctioned racing events held at BMS in the current period and with higher motorsports-related merchandise sales. The overall increase was partially offset by TMS hosting NASCAR Craftsman Truck and Indy Racing League Series racing events in the third quarter 2002 which are being held in the fourth quarter 2003.

NASCAR Purse and Sanction Fees for the three months ended September 30, 2003 increased by $1.2 million, or 17.5%, over such expense for the same period in 2002. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held at BMS in the current period, and to LVMS hosting a NASCAR Craftsman Truck Series racing event in the current period which was held in the fourth quarter 2002. The overall increase was partially offset by TMS hosting a NASCAR Craftsman Truck Series racing event in the third quarter 2002 which is being held in the fourth quarter 2003.

Other Direct Operating Expense for the three months ended September 30, 2003 increased by $2.5 million, or 44.0%, over such expense for the same period in 2002. This increase was due primarily to operating costs associated with current period revenues of TSI acquired in August 2003, and with higher Oil-Chem sales in the current period.

General and Administrative Expense for the three months ended September 30, 2003 increased by $169,000, or 1.2%, over such expense for the same period in 2002. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations, and with TSI acquired in August 2003. The overall increase was partially offset by decreased legal costs associated with the FTC litigation with Oil-Chem which was settled in March 2003.

Depreciation and Amortization Expense for the three months ended September 30, 2003 increased by $947,000, or 11.9%, over such expense for the same period in 2002. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways, particularly at BMS and IR.

Interest Expense, Net for the three months ended September 30, 2003 was $4.8 million compared to $5.3 million for the same period in 2002. This decrease is due primarily to the lower interest rate on the 2003 Senior Subordinated Notes issued in May 2003 compared to the Former Senior Subordinated Notes and lower average outstanding borrowings under the bank revolving credit facility during the current period. The overall decrease was partially offset by lower capitalized interest and lower outstanding notes receivable during the current period.

Other Expense, Net. Other expense, net for the three months ended September 30, 2003 was $233,000 compared to $1.5 million for the same period in 2002. This decrease reflects a charge to earnings for pending litigation associated with BMS in the same period in 2002. No such charge was recognized in the current period. See Note 7 to the Consolidated Financial Statements for additional information. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the three months ended September 30, 2003 and 2002 was 39.3%.

Net Income for the three months ended September 30, 2003 increased by $985,000, or 113.3%, over such income for the same period in 2002. This increase is due to the factors discussed above.

Nine Months Ended September 30, 2003 Compared To Nine Months Ended September 30, 2002

Total Revenues for the nine months ended September 30, 2003 increased by $16.5 million, or 5.4%, over such revenues for the same period in 2002 for the factors discussed below.

Admissions for the nine months ended September 30, 2003 increased by $2.3 million, or 1.9%, over such revenue for the same period in 2002. This increase is due primarily to continued growth in attendance at NASCAR-sanctioned racing events held at BMS and LVMS in the current period, to LMS hosting a new NASCAR-sanctioned Craftsman Truck Series race in the current period, and to LVMS hosting a NASCAR-sanctioned Craftsman Truck Series race in the current period which was held in the fourth quarter 2002. The overall increase was partially offset by TMS hosting NASCAR Craftsman Truck and Indy Racing League Series racing events in the third quarter 2002 which are being held in the fourth quarter 2003, and lower attendance at NASCAR-sanctioned racing events held at LMS, other than “The Winston”, and IR during the current period.

The current period was negatively impacted by poor weather surrounding certain LMS, IR, and TMS racing events, as well as continuing challenges of economic conditions, the Iraq war and code orange terrorism alerts.

Event Related Revenue for the nine months ended September 30, 2003 increased by $4.5 million, or 4.8%, over such revenue for the same period in 2002. This increase is due to increased event related revenues associated with the growth in attendance at NASCAR-sanctioned racing events held at BMS and LVMS in the current period, to increased sponsorship, track rentals, motorsports-related merchandise sales and other event related revenues, to event related revenues associated with LMS hosting a new NASCAR-sanctioned Craftsman Truck Series race in the current period, and to LVMS hosting a NASCAR-sanctioned Craftsman Truck Series race in the current period which was held in the fourth quarter 2002. The overall increase was partially offset by TMS hosting NASCAR Craftsman Truck and Indy Racing League Series racing events in the third quarter 2002 which are being held in the fourth quarter 2003, and decreased event related revenues associated with lower attendance at NASCAR-sanctioned racing events held at LMS and IR.

The current period was negatively impacted by poor weather surrounding certain LMS, IR, and TMS racing events, as well as continuing challenges of economic conditions, the Iraq war and code orange terrorism alerts.

NASCAR Broadcasting Revenue for the nine months ended September 30, 2003 increased by $10.2 million, or 16.3%, over such revenue for the same period in 2002. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the nine months ended September 30, 2003 decreased by $545,000, or 2.0%, from such revenue for the same period in 2002. This decrease is due primarily to lower Oil-Chem and non-motorsports related souvenir and merchandising SMIP revenues in the current period. The overall decrease was partially offset by current period revenues of TSI acquired in August 2003.

Direct Expense of Events for the nine months ended September 30, 2003 increased by $2.1 million, or 3.6%, over such expense for the same period in 2002. This increase is due to higher operating costs associated with the growth in attendance at NASCAR-sanctioned racing events held at BMS and LVMS, to increased operating costs associated with higher motorsports-related merchandise sales, to higher insurance premium and other costs for property, casualty, liability, and other insurance coverage in the current period, and to LMS hosting a new NASCAR-sanctioned Craftsman Truck Series race in the current period. The overall increase was partially offset by TMS hosting NASCAR Craftsman Truck and Indy Racing League Series racing events in the third quarter 2002 which are being held in the fourth quarter 2003, by lower operating costs associated with lower attendance at NASCAR-sanctioned racing events held at LMS and IR, and by the initial costs associated with IR’s expanded speedway facilities and new naming rights agreement reflected in the same period in 2002.

NASCAR Purse and Sanction Fees for the nine months ended September 30, 2003 increased by $7.0 million, or 14.3%, over such expense for the same period in 2002. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events in the current period, and to LMS hosting a new NASCAR-sanctioned Craftsman Truck Series race in the current period and LVMS hosting a NASCAR Craftsman Truck Series racing event in the current period which was held in the fourth quarter 2002. The overall increase was partially offset by TMS hosting a NASCAR Craftsman Truck Series racing event in the third quarter 2002 which is being held in the fourth quarter 2003.

Other Direct Operating Expense for the nine months ended September 30, 2003 increased by $492,000 or 2.2%, over such expense for the same period in 2002. This increase was due primarily to operating costs associated with current period revenues of TSI acquired in August 2003. The overall increase was partially offset by decreased operating costs associated with lower non-event SMIP souvenir and merchandising sales.

General and Administrative Expense for the nine months ended September 30, 2003 increased by $1.1 million, or 2.5%, over such expense for the same period in 2002. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations. The overall increase was partially offset by decreased legal costs associated with the FTC litigation with Oil-Chem which was settled in March 2003.

Depreciation and Amortization Expense for the nine months ended September 30, 2003 increased by $2.1 million, or 8.7%, over such expense for the same period in 2002. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways, particularly at BMS and IR.

Interest Expense, Net for the nine months ended September 30, 2003 was $16.4 million compared to $16.1 million for the same period in 2002. As discussed further below, interest expense, net for the nine months ended September 30, 2003 includes $1.5 million of net interim interest expense on debt redeemed. The overall increase was partially offset by the lower interest rate on the 2003 Senior Subordinated Notes issued in May 2003 compared to the Former Senior Subordinated Notes, lower average outstanding borrowings and interest rates under the bank revolving credit facility during the current period, which were offset by lower capitalized interest and lower outstanding notes receivable during the current period. The lower capitalized interest reflects property and equipment related to IR’s expansion and modernization being placed into service in 2002.

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

Loss on Early Debt Redemption and Refinancing of $12.8 million for the nine months ended September 30, 2003 represents a charge associated with replacement of the Former Credit Facility and issuance of the 2003 Senior Subordinated Notes in May 2003, and redemption of the Former Senior Subordinated Notes in June 2003 at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred cash flow hedge interest rate swap termination and settlement payment, and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12.8 million, before income taxes of $5.0 million, were reflected as a charge to earnings in the second quarter 2003. The charge reduced basic and diluted earnings per share for the nine months ended September 30, 2003 by $0.18. See Note 4 to the Consolidated Financial Statements for additional information.

Loss on early debt redemption of $1.2 million for the nine months ended September 30, 2002 represents a charge associated with the Company’s redemption of all outstanding 5 3/4% convertible subordinated debentures totaling $53,694,000 in April 2002 at 101.64% of par value. The charge consists of redemption premium, associated unamortized net deferred loan costs, and transaction costs. The charge reduced basic and diluted earnings per share for the nine months ended September 30, 2002 by $0.02. See Note 4 to the Consolidated Financial Statements for additional information.

FTC Refund Claims Settlement for the nine months ended September 30, 2003 represents a charge to earnings for refund claims to be paid under a litigation settlement reached between the FTC, SMI and Oil-Chem on March 20, 2003, and associated costs of refund processing. As part of the settlement, SMI and Oil-Chem are offering a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the settlement terms, aggregate refunds payable by SMI and Oil-Chem are not to exceed $1.0 million. Based on customer refund requests received to date, management believes such requests will likely exceed the maximum settlement payment. As such, the Company expects to refund payments aggregating $1.0 million once the customers’ 180-day deadline for affirmative acceptance of the Company’s offer has expired. See Note 7 to the Consolidated Financial Statements for additional information.

Other Expense, Net. Other expense, net for the nine months ended September 30, 2003 was $486,000 compared to $1.2 million for the same period in 2002. This decrease reflects a charge to earnings for pending litigation associated with BMS in the same period in 2002. See Note 7 to the Consolidated Financial Statements for additional information. No such charge was recognized in the current period. The overall decrease was partially offset by recognizing a loss on disposal of equipment damaged at TMS in the current period and a gain on disposal of property at TMS in the same period in 2002. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the nine months ended September 30, 2003 and 2002 was 39.3%.

Income From Continuing Operations Before Cumulative Effect of Accounting Change for the nine months ended September 30, 2003 decreased by $5.2 million, or 9.9%, from such income for the same period in 2002. This decrease is due to the factors discussed above.

Loss From Operations and Disposal of Discontinued Business of $686,000 for the nine months ended September 30, 2002 represents the accounting for the Company’s discontinued operations and disposal of SoldUSA in April 2002. Losses from SoldUSA’s discontinued operations were $99,000, after income taxes of $64,000, and losses on disposal were $587,000, after income taxes of $381,000, in the first quarter 2002. See Note 1 to the Consolidated Financial statements for additional information.

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

Net Income for the nine months ended September 30, 2003 decreased by $245,000, or 0.5%, from such income for the same period in 2002. This increase is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the nine months ended September 30, 2003 for improvements and expansion at its speedway facilities. Significant changes in the Company’s financial condition and liquidity during the nine months ended September 30, 2003 resulted primarily from:

(1)	net cash generated by operations amounting to $75.3 million, including an increase in accrued income taxes of $17.4 million;

(2)	cash outlays for payments of debt redemption premium and debt issuance costs of $19.5 million; and

(3)	cash outlays for capital expenditures amounting to $49.9 million.

At September 30, 2003, the Company had cash and cash equivalents totaling $126.3 million and had $60.0 million in outstanding borrowings under the $250.0 million 2003 Revolving Credit Facility. At September 30, 2003, net deferred tax liabilities totaled $120.2 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

The Company had the following contractual cash obligations and other commercial commitments as of September 30, 2003 (in thousands):

	Payments Due By Period
Contractual Cash Obligations	Total	Current	1-3 Years	3-5 Years	Thereafter
Current liabilities, excluding current maturities of long-term debt and deferred race event income	$68,065	$68,065	—	—	—
Long-term debt, including current maturities	340,402	1,706	$34,633	$74,063	$230,000
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	3,729	—	—	—	3,729
Operating leases	3,456	442	1,176	1,176	662

Total Contractual Cash Obligations	$418,246	$70,213	$35,809	$75,239	$236,985

	Commitment Expiration By Period
Other Commercial Commitments	Total	Current	1-3 Years	3-5 Years	Thereafter
Letters of credit,
Total Other Commercial Commitments	$1,517	$1,517	—	—	—

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

The Company’s management, including the Board of Directors, believes such debt redemption and replacement transactions are in the Company’s long-term interest based on the current favorable interest rate environment and previously scheduled maturity of the Former Credit Facility in May 2004. All borrowings outstanding under the Former Senior Subordinated Notes and Former Credit Facility were replaced and funded with the issuance of new long-term debt. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred interest rate swap payment, and transaction costs, all associated with the existing debt arrangements, aggregated approximately $7.8 million, after income taxes, and were reflected as a charge to earnings in the second quarter 2003. The charge reduced basic and diluted earnings per share for the nine months ended September 30, 2003 by $0.18.

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

On September 29, 2003, the Company exchanged the 2003 Senior Subordinated Notes for publicly tradable and substantially identical senior subordinated notes pursuant to a registration statement filed with the Securities and Exchange Commission in August 2003.

2003 Credit Facility. The 2003 Credit Facility, executed on May 16, 2003, consists of a senior revolving facility (the Revolving Facility) and term loan (the Term Loan) provided by a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility provides for borrowings in an aggregate principal amount of up to $250.0 million, and includes a sub-limit of $10.0 million for standby letters of credit and a sub-limit of $10.0 million for borrowings under 15-day swing line loans. As of September 30, 2003, the Company could borrow up to an additional $188.0 million under the Revolving Facility. The Term Loan is in the aggregate principal amount of $50.0 million.

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

Future Liquidity. The Company anticipates that cash from operations, funds available through the 2003 Credit Facility and proceeds from the sale of the 2003 Senior Subordinated Notes will be sufficient to meet its operating needs at least through September 2004, including planned capital expenditures at its speedway facilities and the payment of any future dividends that may be declared. Based upon anticipated future growth and financing requirements, the Company expects that it will, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase its debt and equity securities, depending on liquidity and prevailing market conditions, as well as such factors as permissibility under the 2003 Credit Facility and the indenture governing the 2003 Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, additional liquidity resources, as well as possibly others, could be needed to fund its continued growth, including the continued expansion and improvement of its speedway facilities.

Capital Expenditures

Management believes significant growth in the Company’s revenues depends, in large part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

•	2003 Projects. At September 30, 2003, the Company had various construction projects underway to increase and improve facilities for fan amenities and other site improvements at its speedways. The Company’s multi-year reconfiguration and modernization of IR is substantially finished, with completion presently scheduled for 2004. In March 2003, the Company substantially completed construction at BMS of approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury suites, featuring new stadium-style seating, outstanding views, convenient elevator access and popular food courts. In 2003, the Company began construction at LVMS of approximately 15,000 new permanent seats, completion of which is presently scheduled for 2004. Similar to prior years, the Company continues to expand concessions, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans at several of its speedways. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow particularly at IR, and at other Company speedways.

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

Dividends

Any decision concerning the payment of common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, applicable limitations under the 2003 Credit Facility and 2003 Senior Subordinated Notes, and as the Company’s Board of Directors, in its sole discretion, may consider relevant. The 2003 Credit Facility allows for payment of dividends and repurchase of SMI securities up to $17.5 million annually. On October 1, 2003, the Company’s Board of Directors approved an annual cash dividend of $0.305 per share of common stock which aggregates approximately $13,037,000 payable on November 14, 2003 to shareholders of record as of October 31, 2003.

Recently Issued Accounting Standards

In January 2003, FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (VIE) and determining when assets, liabilities, noncontrolling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The Company currently holds no interest in a variable interest entity; therefore, initial application of FIN 46 did not impact the Company’s financial statements or disclosures.

In April 2003, SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. The Company’s accounting for derivative instruments at September 30, 2003 did not change under SFAS No. 149. SFAS No. 149 did not impact the Company’s accounting for derivative instruments at September 30, 2003. The Company will assess the impact, if any, SFAS No. 149 may have on its financial statements or disclosures upon entering into any applicable derivative instruments.

In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued to improve the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity, and requires classification of those instruments as liabilities in statements of financial position. It affects, among other things, the accounting for generally three types of freestanding financial instruments: mandatory redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of a company’s shares. SFAS No. 150 does not apply to features embedded in financial instruments that are not derivatives in entirety. SFAS No. 150 is effective generally for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. The Company had no freestanding financial instruments at September 30, 2003, and will assess the impact, if any, adoption would have on its financial statements or disclosures upon entering into any such instruments.

Near-term Operating Factors

There are many factors that affect the Company’s growth potential, future operations and financial results, including some of the following operating factors:

•	Current Operating Trends. The national incidents of September 11, 2001, along with terrorism alerts and the Iraq war, have raised a combination of operating factors never before encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. These factors, in an already challenging economy, are affecting consumer and corporate spending sentiment. Economic conditions and the competitiveness of racing can affect ticket and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, near-term ticket sales, particularly to corporate customers, and suite rentals, hospitality and other event revenues have been, and may continue to be, adversely impacted by these and other factors. The Company decided not to increase many ticket and concession prices at least for 2003 to help foster fan support and mitigate any near-term weakness.

•	NASCAR Broadcasting Rights Agreement. Fiscal 2003 is the Company’s third year under the multi-year consolidated domestic television broadcast rights agreement for NASCAR Winston Cup and Busch Series events. This agreement is expected to provide the Company with future increases in contracted broadcasting revenues. Total revenues under this domestic broadcast rights agreement are expected to approximate $90 million in 2003, reflecting an increase of approximately $12 million over 2002. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR have increased, and may continue to increase, at a relatively higher rate. Purse and sanction fees are negotiated with NASCAR on an annual basis.

•	Insurance Coverage. Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted after the national incidents on September 11, 2001 and incidents similar to the pedestrian bridge collapse at LMS in 2000. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. The Company has a material investment in property and equipment at each of its six speedway facilities, generally located near highly populated cities, and which hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs in fiscal 2002 and 2003, and further increases are possible. While management believes it has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, management can not guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company’s speedway facilities could have a material adverse effect on its financial position and future results of operations if asset damage and/or Company liability were to exceed insurance coverage limits. The occurrence of additional national incidents, and particularly incidents at sporting event, entertainment or other public venues, may significantly impair the Company’s ability to obtain such insurance coverage in the future.

•	Litigation Costs. As discussed in “Legal Proceedings” and Note 7 to the September 30, 2003 Consolidated Financial Statements, the Company is involved in various litigation for which significant legal costs were incurred in fiscal 2002, particularly associated with the FTC litigation with Oil-Chem. While the FTC litigation with Oil-Chem was settled in March 2003, the Company has other ongoing litigation. The Company intends to defend vigorously against the claims raised in existing legal actions, and it will likely incur significant legal costs in fiscal 2003. Although such legal costs in 2003 are expected to decline due to settlement of the FTC litigation and expected or completed resolution of other legal matters, management is presently unable to quantify the amount of these expected legal costs. New or changes in pending or threatened legal action against the Company could result in further increases in legal costs.

•

Senior Subordinated Notes Redemption and Bank Credit Facility Replacement. As discussed in Note 4 to the Consolidated Financial Statements and above in “Liquidity and Capital Resources”, in June 2003, the Company redeemed and retired all outstanding Former Senior Subordinated Notes with proceeds from the issuance of the 2003 Senior Subordinated Notes and the 2003 Credit Facility and from cash and cash equivalents on hand. The proceeds from the 2003 Senior Subordinated Notes, along with the 2003 Credit Facility and cash and cash equivalents on hand, were used to repay and retire then outstanding borrowings under the Former Senior Subordinated Notes and Former Credit Facility, fund redemption premium, accrued interest, commissions, fees and other transaction costs, fund capital expenditures and for working capital needs. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred interest rate swap payment, and transaction costs, all associated with the existing debt arrangements, aggregated approximately $7.8 million, after income taxes, and was reflected as a charge to earnings in the second quarter 2003. The charge reduced basic and diluted earnings per share for the nine months ended September 30, 2003 by $0.18.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s financial instruments with market risk exposure consist only of notes receivable, bank revolving credit facility borrowings, the term loan under the 2003 Credit Facility and two interest rate swaps that are sensitive to changes in interest rates. The Company’s 2003 Senior Subordinated Notes are fixed interest rate debt obligations. A change in interest rates of one percent on notes receivable and debt balances outstanding at September 30, 2003, excluding the interest rate swaps, would cause a change in annual interest income of approximately $140,000 and annual interest expense of approximately $340,000. See Note 7 to the Consolidated Financial Statements for information on the terms and conditions of notes receivable. See Note 4 to the Consolidated Financial Statements and above in “Liquidity and Capital Resources” for additional information on the terms and conditions of debt obligations.

Equity Price Risk. The Company’s marketable equity securities are included in other noncurrent assets and are classified as “available for sale.” Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

As discussed in Note 4 to the Consolidated Financial Statements and above in “Liquidity and Capital Resources” and “Near Term Operating Factors”, in June 2003, the Company redeemed and retired all outstanding 8½% Former Senior Subordinated Notes due 2007 with proceeds from issuing, in May 2003, the 6¾% 2003 Senior Subordinated Notes due 2013 and the 2003 Credit Facility maturing 2007, and cash and cash equivalents on hand. As discussed in Note 4 to the Consolidated Financial Statements, in August 2003, the Company entered into two interest rate swap transactions that provide fixed interest rate features on certain variable rate term loan obligations and variable interest rate features on certain fixed rate senior subordinated debt obligations, both with principal notional amounts of $50,000,000. As of and during the nine months ended September 30, 2003, there have been no other significant changes in the Company’s interest rate risk or equity price risk.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. The more significant of these lawsuits are described below. Management does not believe the outcome of any of these lawsuits or incidents will have a material adverse effect on the Company’s financial position or future results of operations.

On May 1, 1999, during the running of an IRL Series racing event at LMS, an on-track accident occurred that caused race debris to enter the spectator seating area. On February 13, 2001, the parents of Haley A. McGee filed a personal injury action related to this accident against SMI, LMS and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit sought unspecified damages and punitive damages related to the injuries of their daughter, as well as the medical expenses incurred and wages lost by her parents. The parties settled this case, with court approval, for an undisclosed amount on August 11, 2003. On April 24, 2002, Rodney Pyatte filed a personal injury action related to this accident against SMI, LMS and IRL in the Superior Court of Mecklenburg County, North Carolina. This lawsuit sought unspecified damages and punitive damages related to the injuries of Rodney Pyatte, as well as the medical expenses incurred and wages lost. The parties settled this case, with court approval, for an undisclosed amount on July 14, 2003. These settlements had no material adverse effect on the Company’s financial position or results of operations.

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

To date, 102 individuals claiming injuries from the bridge failure on May 20, 2000, have filed a total of 48 separate lawsuits, and of these, 40 plaintiffs’ cases have been resolved by the defendants. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. No new lawsuits were filed during the third quarter of 2003.

The defendants have, to date, reached settlements with 67 plaintiffs in 36 North Carolina state court lawsuits, including three plaintiffs in two lawsuits in July 2003, 13 plaintiffs in six lawsuits in August 2003, 14 plaintiffs in seven lawsuits in September 2003, and two plaintiffs in one lawsuit in October 2003, with the claims being dismissed as to all defendants, including SMI and LMS. On January 20, 2003, the trial of the first of these cases (three plaintiffs) began. This trial resulted in a directed verdict and dismissal of SMI at the close of all of the evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and therefore LMS will be jointly and severally liable for future verdicts. Discovery is proceeding in the remaining cases. All of the state court lawsuits were consolidated before one judge and are pending in Mecklenburg County. The final federal lawsuits settled in September 2003. The Company is vigorously defending itself and denies the allegations of negligence as well as the related claims for punitive damages. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in this matter will have a material adverse effect on the Company’s financial position or future results of operations.

On August 23, 2000, a shareholder derivative complaint was filed against SMI and its directors in the Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. “Humpy” Wheeler, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack F. Kemp and Speedway Motorsports, Inc., alleges that in February 2000, SMI sold the Las Vegas Industrial Park – R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, SMI’s Chief Executive Officer, Chairman and majority stockholder, at less than these properties’ fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. Plaintiffs are seeking unspecified damages, the establishment of a system of internal controls and procedures, rescission of the transaction with Mr. Smith or, alternatively, unspecified rescissory damages from Mr. Smith, and plaintiff’s costs and attorney fees. The defendants filed an answer denying the allegations of the complaint. On July 16, 2003, the defendants filed a motion for summary judgment. On October 14, 2003, the Court granted the defendants’ motion for summary judgment and dismissed all of the plaintiff’s claims. The plaintiff has until November 17, 2003 to appeal this decision.

On April 18, 2001, Cracker Barrel Old Country Store, Inc. filed a complaint against AMS, SMI, NASCAR and Fox Entertainment Group, Inc., in the United States District Court for the Middle District of Tennessee. Cracker Barrel alleged that AMS breached its sponsorship contract for the March 11, 2001 Cracker Barrel 500 Winston Cup event at AMS, that SMI tortiously interfered with this contract and that the defendants engaged in a conspiracy. Cracker Barrel contended that as a result of the sponsorship contract, it was entitled to receive certain exposure from the national broadcast of the race. The complaint sought unspecified compensatory, treble and punitive damages, costs and attorney fees. On November 22, 2002, the Court entered summary judgment in favor of all defendants and dismissed the case. The plaintiff’s appeal was dismissed on July 25, 2003 by the Sixth Circuit. AMS and SMI did not make any payment to Cracker Barrel.

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

(b) On August 6, 2003, the Company filed a report on Form 8-K dated August 5, 2003, pursuant to Item 5 of such form, reporting that the Company issued a press release announcing its earnings for the quarter ended June 30, 2003, and that the press release was filed as an exhibit to the report on Form 8-K.

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

SPEEDWAY MOTORSPORTS, INC. (Registrant)

Date: November 11, 2003	By:	/s/ O. BRUTON SMITH

O. Bruton Smith Chairman and Chief Executive Officer

Date: November 11, 2003	By:	/s/ WILLIAM R. BROOKS

William R. Brooks Vice President, Chief Financial Officer, Treasurer and Director (principal financial and accounting officer)