Form 10-K
period 2003-12-31
SPEEDWAY MOTORSPORTS INC
filed 2004-03-15
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $335,585,768 based upon the closing sales price of the registrant’s Common Stock on June 30, 2003 of $26.80 per share. At March 12, 2004, 43,121,424 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

Documents incorporated by reference. Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2004 are incorporated by reference into Part III of this report.

FORM 10-K TABLE OF CONTENTS

The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes appearing later in this report. The following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, plans and objectives for future operations, including those contained in “Business”, “Properties”, “Legal Proceedings”, “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for 2004 and beyond; and (5) statements relating to our future capital projects, hosting of races, broadcasting rights or sponsorships and legal proceedings and other contingencies. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, “may”, “plans”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the Securities and Exchange Commission (“SEC”) as an exhibit to this report. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking information contained in this report.

Our website is located at www.gospeedway.com. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after we electronically file those materials with the SEC. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or New York Stock Exchange (“NYSE”) regulations. The documents are also available in print to any shareholder who requests by contacting our corporate secretary at our company offices.

PART I

Item 1. Business

Speedway Motorsports, Inc. (the “Company”, “SMI”, “we”, “us”, and “our”), owns and operates Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Infineon Raceway (formerly known as Sears Point Raceway) (“IR”), Las Vegas Motor Speedway (“LVMS”), Lowe’s Motor Speedway (formerly known as Charlotte Motor Speedway) (“LMS”), and Texas Motor Speedway (“TMS”), and is a leading promoter, marketer and sponsor of motorsports activities in the United States. We also provide event souvenir merchandising services, and food, beverage and hospitality catering services through our SMI Properties subsidiaries; provide radio programming, production and distribution through our Performance Racing Network (“PRN”) subsidiary; develop electronic media promotional programming and distribute wholesale and retail racing and other sports related souvenir merchandise and apparel through our The Source International (“TSI”) subsidiary; and manufacture and distribute smaller-scale, modified racing cars and parts through our 600 Racing subsidiary. Our speedways are strategically positioned in six premier markets in the United States, including three of the top ten television markets, and have a total permanent seating capacity of approximately 761,000, with 732 luxury suites, as of December 31, 2003. SMI was incorporated in the State of Delaware in 1994.

We currently plan to promote the following annual racing events in 2004:

•	ten National Association for Stock Car Auto Racing, Inc. (“NASCAR”) sanctioned NEXTEL (formerly Winston) Cup stock car racing series (“NEXTEL Cup”) events;

•	seven NASCAR-sanctioned Busch (“Busch”) Series racing events;

•	six NASCAR Craftsman Truck Series racing events;

•	two International Race of Champions events (“IROC”);

•	two Indy Racing League Series (“IRL”) racing events;

•	four major National Hot Rod Association (“NHRA”) racing events;

•	three World of Outlaws (“WOO”) racing events; and

•	several other races and events.

General Overview

We have one of the largest total permanent speedway seating capacities, with the highest average number of seats per facility, in the motorsports industry. We believe that long-term spectator demand for our largest events exceeds existing permanent seating capacity at several of our speedways. At December 31, 2003, our total permanent seating capacity was approximately 761,000, with 732 luxury suites, located at the following facilities:

Speedway	Location	Approx Acreage	Length (miles)	Luxury Suites (1)	Permanent Seating (2)
Atlanta Motor Speedway	Hampton, GA	820	1.5	137	124,000
Bristol Motor Speedway	Bristol, TN	650	0.5	159	156,000
Infineon Raceway (formerly Sears Point Raceway)	Sonoma, CA	1,600	2.5	27	47,000	(3)
Las Vegas Motor Speedway	Las Vegas, NV	1,030	1.5	102	114,000
Lowe’s Motor Speedway (formerly Charlotte Motor Speedway)	Concord, NC	1,130	1.5	113	162,000
Texas Motor Speedway	Ft. Worth, TX	1,490	1.5	194	158,000

				732	761,000

(1)	Excluding dragway and dirt track suites.
(2)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(3)	IR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course. See “Properties - Infineon Raceway” for additional information on our multi-year expansion and modernization of IR.

We derive revenues principally from the following activities:

•	sales of tickets to motorsports races and other events held at our speedways;

•	licensing of network television, cable television and radio rights to broadcast such events;

•	sales of sponsorships, facility naming rights and promotions to companies that desire to advertise or sell their products or services surrounding such events;

•	commissions earned on sales of food, beverages and hospitality catering and sales of souvenirs and other motorsports related merchandise; and

•	rental of luxury suites during events and other track facilities.

In 2003, we derived approximately 80% of our total revenues from NASCAR-sanctioned events. We have experienced substantial growth in revenues and profitability as a result of the following factors:

•     continued improvement, expansion and investments in our facilities;

•     our participation in the consolidated NASCAR television and ancillary rights agreements;

•     growth in sponsorships through consistent marketing and promotional efforts; and

•     the overall increase in popularity of NEXTEL Cup, Busch, Craftsman Truck, IRL, NHRA, and other motorsports events in the United States.

•     Sponsor Change for NASCAR’s Premier Racing Series. In mid-2003, NASCAR announced NEXTEL Communications (“NEXTEL”) was replacing RJ Reynolds as the title sponsor of NASCAR’s premier national racing series beginning in 2004 under a 10-year agreement. In 1972, RJ Reynolds began sponsoring NASCAR racing by developing the Winston Cup Series as a marketing endeavor for promoting its products. While RJ Reynolds’ participation contributed to the growth of motorsports, and the Winston Cup Series in particular, we believe NEXTEL’s involvement is positive for the motorsport’s industry. We believe NEXTEL’s promotional efforts provide increased opportunities for marketing to broader and younger demographic groups. For example, NEXTEL can advertise on television whereas the tobacco industry could not because of governmental restrictions. Also, NEXTEL’s marketing and product offerings appeal to attractive demographics targeted by our sport’s promoters, sponsors, advertisers and team owners. The combination of increased media intensity by television and cable network broadcasters, along with NEXTEL’s potential new and expanded markets, should continue to increase the popularity of NASCAR racing, appealing to widening demographic audiences with expanding sponsorship, merchandising and other marketing opportunities.

•     Television Broadcasting Rights. The domestic television broadcast rights for NASCAR NEXTEL Cup and Busch Series events are now consolidated for us, NASCAR and others in the motorsports industry. Prior to 2001, we had negotiated directly with network and cable television companies for live coverage of our NASCAR-sanctioned races. Since 2001, NASCAR has negotiated industry-wide television media rights agreements for all NEXTEL Cup and Busch Series racing events. These NASCAR domestic television broadcast rights agreements are for six years with the NBC Sports, Turner Sports, FOX and FX cable networks. Our share of the television broadcast revenues are contracted annually with NASCAR. We believe industry-wide total net television broadcast revenues for the domestic rights will approximate $300 million in 2003. Annual increases are expected to range from approximately 15% to 21%, averaging 16% annually, over the agreement term. Our television broadcast revenue under this NASCAR multi-year contract was $78 million in 2002, $91 million in 2003 and, based on the current race schedule, is estimated to approximate $110 million in 2004.

•     Ancillary Broadcasting Rights. In 2001, an ancillary rights package for NASCAR.com, the NASCAR Channel, international and satellite broadcasting, NASCAR images, SportsVision, FanScan, specialty pay-per-view telecasts, and other items was reached with us, NASCAR and others in the motorsports industry. NASCAR has announced industry-wide total ancillary rights fees, which began in 2001, are estimated to approximate $245 million over a 12-year period. Industry-wide total fees are estimated to approximate $7.5 million in 2003, increasing to approximately $38 million in 2006. Annual increases are expected to average approximately 35% from 2001 to 2006.

These television and ancillary broadcasting revenue amounts are contracted based on NASCAR NEXTEL Cup and Busch Series races as presently scheduled for the 2004 racing season. Future changes in race schedules would impact these amounts. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, while television ratings for certain individual events may fluctuate from year to year for any number of reasons.

•     Our Contracted Revenues Are Increasing In Amount and Term Length. We believe increasingly attractive demographics surrounding motorsports, and our premier markets and facilities, are increasing the number of longer-term sponsorship partners and commitments we obtain. Many of our long-term sponsorship contracts, and all of our broadcasting relationships, are with some of the largest, most financially sound companies in the world, for example, NBC, FOX, Lowe’s Home Improvement Warehouse, Coca-Cola, DaimlerChrysler, Dodge, General Motors, and NEXTEL Communications. These longer-term broadcast and sponsorship contracts are fixed rights payments and are not affected by the weather, economy or changes in ratings.

We believe these increasingly longer-term contracted revenue sources help to solidify our financial strength and stabilize our earnings. As discussed above, NASCAR’s television broadcast revenues for the domestic rights are anticipated to increase an average 16% each year through 2006. Our television broadcast revenue under this NASCAR multi-year contract was $91 million in 2003 and, based on the current race schedule, is estimated to approximate $110 million in 2004. In addition, our two facility naming rights agreements – with Infineon Technologies and Lowe’s Home Improvement Warehouse - contain gross fees aggregating approximately $69 million over their ten-year terms. These ten-year agreements, including our ten-year sponsorship agreement, including renewal options, with Coca-Cola for the annual May NASCAR NEXTEL Cup Series race at LMS which began in 2003, illustrate our increasingly longer-term contracted revenues. We believe these longer-term contracts demonstrate the increasing confidence and marketing value being placed in our first-class facilities in premium markets.

•        Long-Term Service Provider Management Contract and Asset Sale. In 2002, certain SMI subsidiaries and Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (“the Levy Group”) consummated a long-term food and beverage management agreement and an asset purchase agreement. The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of our six speedways and other outside venues beginning February 2002. These services were previously provided by our SMI Properties subsidiary. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to us over the contract period, which is initially ten years with a renewal option for an additional ten-year period. See Note 1 to the Consolidated Financial Statements for additional information on this transaction.

Industry Overview

NASCAR’s NEXTEL Cup Series is currently the most popular form of motorsports in the United States. NASCAR races are the second highest rated regular season televised sports and rank third in professional sports licensed merchandise sales. The NASCAR NEXTEL Cup Series was the only major sports league or series in the United States to show two consecutive years of television ratings growth in 2002 and 2001. NASCAR events included 17 of the top 20 attended sporting events in 2002, and NASCAR has a fan base of 75 million fans, one-third of the US adult population. The NASCAR racing season runs for 10 months, and races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience. In 2003, NASCAR sanctioned 95 NEXTEL Cup, Busch and Craftsman Truck Series races.

The increase in corporate interest in the sport has been significantly driven by the attractive demographics of stock car and other motorsports racing fans. Of the recent NASCAR fan pool, 58% are between the ages of 18 and 44, 42% earn over $50,000 annually and 40% are female. An ESPN Sports Poll shows the number of Hispanics and African-Americans attending NASCAR events increased more than 20% from 1999 to 2002. Those trends are believed to be accelerating, providing substantial marketing potential for NASCAR and other motorsports venues. A recent Street & Smith’s Business Journal survey shows NASCAR continues to lead in sponsor satisfaction in the eyes of national sports sponsors. In addition, brand loyalty (as measured by fan usage of sponsors’ products) is the highest of any nationally televised major league sport, and NASCAR fans are three times as likely to purchase NASCAR sponsors’ products and services than non-fans, according to NASCAR Brand Review in 2003.

Television broadcast and ancillary rights values have risen significantly. Nielsen Media Research reported a 58% increase in households for the 2003 NASCAR NEXTEL Cup Series compared to 2000 and a 4% increase in average network ratings. The television broadcasting contract has increased the popularity of NASCAR racing which, we believe, continues to grow and appeal to a widening demographic audience. We believe these consolidated NASCAR broadcasting rights packages are significantly increasing media intensity, while expanding sponsorship, merchandising and other marketing opportunities. We also believe the ancillary rights package for internet, specialty pay-per-view, foreign distribution and other international television broadcasting media is intensifying corporate and fan interest and creating increased demand for NASCAR racing and related merchandising in foreign, e-commerce and other untapped markets.

In recent years, television coverage and corporate sponsorships have increased for NASCAR and other motorsports events. All NASCAR NEXTEL Cup, Busch and Craftsman Trucks, IRL, and major NHRA events, as well as several WOO and other events promoted by us are currently televised nationally. NASCAR-sanctioned events are sponsored by over 50 Fortune 500 companies, the most of any sports, and continues to increase significantly. Sponsors include such companies as Coca-Cola, Dodge, General Motors, DaimlerChrysler, Save Mart Supermarkets, United Auto Workers, Food City, Bass Pro Shops, Golden Corral, MBNA, Nationwide Insurance, RBC Centura, Sharpie of Sanford North America Corporation, Samsung, RadioShack, and NEXTEL Communications.

The challenging economy, particularly in 2003, has continued to affect consumer and corporate spending sentiment. Nevertheless, 3.6 million fans attended our events in 2003 increasing admission revenues by 5% over 2002. Corporate ticket sales also increased in 2003 demonstrating the demand and appeal for motorsports entertainment in our markets has remained strong even in challenging times. Current economic conditions have created difficulties for some race team owners in obtaining desired levels of sponsorship and other promotional support. However, we believe long-term ticket demand, including corporate marketing and promotional spending, should increase as improvements in economic conditions and geopolitical concerns occur. Those factors, along with the continuing increases in media intensity and attractiveness of advertising demographics surrounding motorsports, are expected to drive increases in the long-term value of sponsorship and other marketing rights.

The increasing attractiveness of the demographics surrounding motorsports, and our premier markets, is being illustrated by our increasing number of longer-term sponsorship partners and commitments. Although somewhat common in other major sports venues, our facility naming rights agreement with Lowe’s Home Improvement Warehouse was the first in the motorsports industry. We also announced in 2002 our second facility naming rights agreement with Infineon Technologies for gross fees aggregating approximately $34.6 million over ten years, and a new ten-year sponsorship agreement, including renewal options, with Coca-Cola for the May NEXTEL Cup races at LMS. These ten-year agreements illustrate the increasingly broad spectrum of major national corporate sponsorship interest. It also illustrates the long-term confidence and marketing value being placed in our first-class facilities in premium markets. In addition, corporate sponsorships from industries somewhat new to NASCAR, and motorsports in general, are another strong indicator of the increasing marketing appeal to widening demographics. For example, companies such as Golden Corral, MBNA, RadioShack, Sharpie of Sanford North America Corporation, RBC Centura, Sunoco, as well as others have become sponsors of ours.

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

Operating Strategy

Our operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at modern facilities, which serve to enhance customer loyalty, and the marketing and distribution of racing and other sports related souvenir, apparel and other merchandise. We market our scheduled events throughout the year both regionally and nationally using extensive and innovative marketing activities. The key components of this strategy are as follows:

•	Commitment to Quality and Customer Satisfaction. Since the 1970’s, we have embarked upon a series of capital improvements including:

•	construction and expansion of additional premium permanent grandstand seating;

•	new luxury suites, club-style seating areas and food courts;

•	first-class trackside dining and entertainment facilities; and

•	wider concourses, modern concession and restroom facilities, and expanded pedestrian infrastructure.

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

•        Innovative Marketing and Promotional Efforts. We believe it is important to market our scheduled events throughout the year, both regionally and nationally. In addition to innovative television, radio, newspaper, trade publication and other promotions, we market our events and services by:

•	offering tours of our facilities;

•	providing satellite links for media outlets;

•	marketing on emerging internet sites with motorsports news and entertainment;

•	conducting direct mail campaigns; and

•	staging pre-race promotional activities such as live music, skydivers and daredevil stunts.

Our marketing program also includes soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event include luxury suite rentals, block ticket sales and company-catered hospitality, as well as souvenir race program and track signage advertising. Our innovative marketing is exemplified by progressive programs such as offering Preferred Seat Licenses at TMS and ten-year facility naming rights agreements with Infineon Technologies and Lowe’s Home Improvement Warehouse - both industry firsts. We also believe our new long-term Levy Group agreement offers corporate and other clientele premium food, beverage and catering services, and facilitates the marketing of luxury suites and hospitality functions at each of our speedways.

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

SMI has constructed 46 trackside condominiums at AMS and 76 condominiums at TMS, of which 44 and 67, respectively, have been sold as of December 31, 2003. We have also built and sold 52 trackside condominiums at LMS in the 1980’s and early 1990’s. Many are used by team owners and drivers, which is believed to enhance their commercial appeal.

•        Utilization of Media. We are currently strategically positioned with speedways in six of the premier markets in the United States, including three of the top ten television markets. We believe owning first-class facilities in premium markets offers long-term, highly-attractive media markets that should benefit from the accelerating growth of the motorsports industry. We intend to increase the exposure of our current NEXTEL Cup, Busch, Craftsman Truck, IRL, NHRA and WOO events. We also intend to increase television coverage of other speedway events and schedule additional racing and other events at each of our speedway facilities.

As discussed above, expanded network and cable television coverage of our NASCAR-sanctioned races are now part of the motorsports industry’s consolidated domestic television and ancillary broadcast rights agreements. We believe the increased media attention focused on motorsports continues to result in expanding sponsorship, merchandising and other marketing opportunities. We also believe the ancillary rights package, including the NASCAR Channel, NASCAR.com, and international, satellite radio and other emerging media outlets, offers new and innovative marketing opportunities. The expanding media exposure is expected to appeal to an ever-broadening demographic base, including younger and foreign racing enthusiasts, thereby intensifying corporate and fan interest and creating increased demand for NASCAR racing and related merchandising in foreign, internet and other new markets.

We also broadcast substantially all of our NASCAR NEXTEL Cup and Busch Series racing events, as well as other events, at each of our speedways over our proprietary radio Performance Racing Network (“PRN”). PRN is syndicated nationwide to more than 725 stations. Along with the broadcasting of our racing events, PRN produces weekly and daily racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, our national country music and NASCAR-themed radio show syndicated to more than 280 affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with XM Satellite Radio and NASCAR.com, offers sponsors a very powerful and expansive promotional network. We plan to carry additional events over PRN and Racing Country USA in 2004.

We also seek to increase the visibility of our racing events and facilities through local and regional media interaction. For example, each January we sponsor a four-day media tour at LMS to promote the upcoming NEXTEL Cup season. In 2004, this event featured NEXTEL Cup drivers and attracted media personnel representing television networks and stations from throughout the United States. TMS also stages a similar media tour each year before the racing season begins featuring NEXTEL Cup drivers which is attended by numerous media personnel from throughout the United States.

Growth Strategy

We believe we can achieve our objectives of growing revenues and profitability by increasing attendance, broadcasting, sponsorship and other revenues at existing facilities, and by expanding our promotional and marketing expertise to take advantage of opportunities in attractive existing and new markets. In particular, we are concentrating on further developing long-term contracted revenue streams, which are less susceptible to weather and economic conditions. We intend to continue implementing our growth strategy through the following means:

•        Maximization of Media Exposure and Enhancement of Broadcast and Sponsorship Revenues. NASCAR-sanctioned stock car racing has experienced significant growth in television viewership and spectator attendance during the past several years. This growth has allowed us to expand our television coverage to include more races and to participate in negotiating more favorable broadcast rights fees with television networks, as well as to negotiate more favorable contract terms with sponsors. We believe spectator interest in stock car racing will continue to grow, thereby increasing broadcast media and sponsor interest in the sport. We intend to increase media exposure of our current NASCAR, IRL and NHRA events, to add television coverage to other speedway events and to further increase broadcast and sponsorship revenues. For instance, with over 30 million people visiting Las Vegas annually, we believe LVMS has the potential to significantly increase our industry’s broadcasting and sponsorship revenues by increasing the visibility of our business.

The LVMS acquisition was a major strategic transaction for us. Also, the acquisition of IR marked our entry into Northern California media markets, which currently is the fifth largest television market in the United States. These acquisitions strategically position us with speedways in six premier markets in the United States, including three of the top ten television markets – Atlanta, Dallas-Fort Worth and San Francisco. We also achieve a critical mass west of the Mississippi River that enhances our overall operations, as well as broadcast and sponsorship opportunities. We intend to capitalize on these top market entertainment venues to further grow our company, the sport of NASCAR and other racing series. Our 2002 facility naming rights agreement with Infineon Technologies contains gross fees aggregating approximately $34.6 million over a ten-year term. We believe these developments bode well for our future naming rights, event and official sponsorships and other innovative marketing opportunities.

•        Expansion and Improvement of Existing Facilities. We believe long-term spectator demand for our largest events exceeds existing permanent seating capacity. Over many years, we have invested significant capital in improving and expanding our facilities, and we plan to continue modernizing and making other significant improvements at our speedways in 2004 as further described above in “Operating Strategy — Commitment to Quality and Customer Service”, and below in “Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures”. In 1997, AMS was completely renovated including reconfiguration into a “state-of-the-art” 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, adding new permanent seats and luxury suites, and changing the start-finish line location. In 1998, lighting was installed for night racing at AMS and now all of our speedways, except IR, offer nighttime racing. From 1996 through 2003, we significantly increased the numbers of new permanent grandstand seats and luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. During those years, we reconfigured many of our main entranceways and traffic patterns, expanded on-site roads and increased available parking to ease congestion caused by increased attendance and to improve traffic flow. We also have installed new scoreboards, new garage areas, and new infield media and press box centers, among many other modernizing facility improvements, all consistent with our commitment to quality and customer satisfaction.

In 1998, IR was partially reconfigured into a stadium-style road course featuring “The Chute” which provides spectators improved sight lines and expanded viewing areas for increased spectator comfort and enjoyment. In 1999, BMS completed the reconstruction and expansion of its dragstrip into a state-of-the-art dragway, “Thunder Valley”, with permanent grandstand seating, luxury suites, and extensive fan amenities. In 2000, LMS and TMS completed construction of 4/10-mile, modern, lighted, dirt track facilities, and LVMS completed reconstruction and expansion of one of its dragstrips into a state-of-the-art dragway, “The Strip at Las Vegas”, featuring permanent grandstand seating, luxury suites, and extensive fan amenities. In recent years, LMS has widened certain front-stretch concourses and entranceways to improve spectator convenience and accessibility. In 2002 and 2003, we substantially completed our multi-year major reconfiguration and modernization of IR, adding 47,000 new permanent seats and 27 new luxury suites. IR’s new raceway facilities also feature underground pedestrian tunnels, hillside terrace seats, an enlarged pit road to accommodate NASCAR’s 43-car grid, as well as a world-class 16-turn, three-quarter mile karting center and an expanded motorsports industrial park.

In 2003, BMS completed construction of approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury suites, featuring new stadium-style seating, outstanding views, convenient elevator access and popular food courts. In 2003, LVMS began construction of approximately 14,000 new permanent seats, completion of which is presently scheduled for 2004. As in recent years, we plan to continue expanding concessions, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans at each of our speedways. In 2004, we also plan to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to further ease congestion and improve traffic flow particularly at IR, as well as our other speedways. We believe the expansion and improvements will generate additional admissions and event related revenues. In 2004, after the new additional seats at LVMS, our total permanent speedway seating capacity will exceed 775,000.

•        Further Development of SMI Properties, Performance Racing Network Businesses and 600 Racing Legends Car. Our SMI Properties subsidiary provides event souvenir merchandising services, event food, beverage, hospitality and catering services through the Levy Group arrangement and other ancillary support services to all SMI facilities and other outside sports-related venues. SMI Properties is enhancing souvenir and merchandise sales through new marketing arrangements, including sales at non-SMI facilities and other outside venues. As discussed above, we believe the long-term Levy Group agreement enables us to provide better products and expanded services to our customers, enhancing their overall entertainment experience, while allowing us to achieve substantial operating efficiencies. In addition, the long-term alliance is expected to facilitate the marketing of luxury suites, hospitality and other high-end venues to corporate and other clientele desiring premium-quality menu choices and service.

We have new and expanding merchandising opportunities through our acquisitions of The Source International in 2003 and SMI Trackside in 2002. The Source International develops electronic media promotional programming, and merchandises and distributes racing and other sports related souvenir merchandise and apparel, with QVC and other promotional outlets. SMI Trackside provides event souvenir merchandising services at both our speedways and other third-party speedway venues. We intend to expand product offerings, enhance souvenir and merchandise sales through new marketing arrangements, and to increase sales at non-SMI facilities and other outside venues.

We broadcast all of our NASCAR NEXTEL Cup and Busch Series racing events over our proprietary radio Performance Racing Network. PRN also produces weekly and daily racing-oriented programs throughout the NASCAR season, which along with event broadcasts, are nationally syndicated to more than 725 stations. We also own Racing Country USA, a national weekly radio show syndicated to more than 280 affiliates nationwide. Founded in 1990, and acquired by us in 2000, Racing Country USA is a two-hour radio show featuring country music hits and NASCAR-related programming. This combined programming allows us to further promote our events and facilities on a weekly and daily basis and offers sponsors a very powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2004.

Introduced in 1992, SMI developed the Legends Circuit for which we manufacture and sell cars and parts used in Legends Circuit racing events and we are the official sanctioning body. Legends Cars are 5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on “short” tracks of 3/8-mile or less. In late 1997, as an extension of the Legends Car concept, 600 Racing released a new “Bandolero” line of smaller, lower-priced, entry level stock cars, which appeals to younger racing enthusiasts. Then in late 2000, SMI released a new faster “Thunder Roadster” stock car modeled after older-style roadsters that competed in past Indianapolis 500’s in the early 1960’s. Cars and parts are currently marketed and sold through approximately 50 distributors doing business throughout the United States, Canada, and Europe. The Legends Car, the Bandolero, and the Thunder Roadster (collectively referred to as “Legends Cars”) are not designed for general road use. Legends Car revenues from this business have grown to $7.5 million in 2003.

We believe the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $13,000. With retail prices of less than $7,000 for the Bandolero and $15,000 for the Thunder Roadster, we believe these cars are affordable by a new and expanding group of racing enthusiasts who otherwise could not race on an organized circuit. Legends Circuit races continue to be one of the fastest growing short track racing divisions in motorsports. More than 1,500 sanctioned races were held nationwide in 2003, and 600 Racing is the third largest short track sanctioning body in terms of membership behind NASCAR and IMCA. Sanctioned Legends Car races are currently conducted at all of our speedways. We plan to continue broadening the Legends Car Circuit, increasing the number of sanctioned races and tracks at which Legends Car races are held.

•        Increased Daily Usage of Existing Facilities. We constantly seek revenue-producing uses for our speedway facilities on days not committed to racing events. Such other uses include car and truck shows, auto fairs, driving schools, free-style motocross and monster truck events, vehicle testing, settings for television commercials, concerts, holiday season festivities, print advertisements and motion pictures. Also, we currently host four annual NHRA Nationals events, other NHRA and bracket racing events, as well as various auto shows throughout the year at our newly modernized BMS, IR and LVMS dragways. In 2004, AMS and TMS are scheduled to host two new IROC races during the upcoming racing season. AMS also is scheduled to host a new NASCAR Craftsman Truck Series race in 2004. We also host a summer Legends Car series at several of our speedways.

Along with such increased daily usage of our facilities, we hosted five NASCAR Craftsman Truck Series races, two IRL and one American LeMans racing event company-wide in 2003. With more than twelve different track configurations at LVMS, including a 2.5-mile road course, 1/4-mile dragstrip, 1/8-mile dragstrip, 1/2-mile clay oval, 3/8-mile paved oval and several other race courses, we plan to continue capitalizing on LVMS’s top market entertainment value to further grow the speedway and other racing series, and to promote new expanded venues. In addition, our larger road courses at AMS, LMS, LVMS and TMS are increasingly being rented for various activities such as series racing, driving schools and vehicle testing.

LMS and TMS constructed 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as WOO Series, as well as American Motorcycle Association (“AMA”) and other racing events are held annually. We believe the WOO Series is the fifth most popular motorsports series in the United States. Other examples of increased usage include AMS’s and TMS’s hosting of Harley-Davidson’s 100th Anniversary Celebrations with top-name musical and family entertainment, BMS’s unique holiday season “Speedway In Lights” which is gaining in regional prominence, LMS’s “Winston Tribute” concert for RJ Reynold’s contribution to NASCAR’s racing success, and LMS’s annual auto fair shows and TMS’s spring Autofest featuring Pate Swap Meets remain widely popular. We are also working to schedule music concerts at certain facilities.

•    Acquisition and Development of Additional Motorsports Facilities. We also consider growth by acquisition and development of motorsports facilities as appropriate opportunities arise. We acquired Bristol Motor Speedway in January 1996, Infineon Raceway in November 1996, and Las Vegas Motor Speedway in December 1998. In 1997, we completed construction of Texas Motor Speedway. We continuously seek to locate, acquire, develop and operate venues which we feel are underdeveloped or underutilized and to capitalize on markets where the pricing of sponsorships and television rights are considerably more lucrative.

Operations

Our operations consist principally of motorsports racing and related events. We also conduct various other activities that generally are ancillary to our core business of racing as further described in “Other Operating Revenue” below.

Racing and Related Events

NASCAR-sanctioned races are held annually at each of our speedways. The following are summaries of racing events scheduled in 2004 at each speedway. We constantly pursue the scheduling of additional motorsports racing and other events.

•    AMS. In March 2004, AMS conducted the Golden Corral 500 NEXTEL Cup race and the EasyCare Vehicle Service Contracts 200 Craftsman Truck race. AMS is scheduled to hold an additional NEXTEL Cup race and a Busch race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date	Event	Circuit
March 14	“Golden Corral 500”	NEXTEL Cup
October 30	“Aaron’s 312”	Busch
October 31	“Bass Pro Shops MBNA 500”	NEXTEL Cup

In 2004, AMS is also scheduled to hold one IROC race, as well as other races and events.

•    BMS. In 2004, BMS is scheduled to hold two NEXTEL Cup races and two Busch races, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date	Event	Circuit
March 27	“Sharpie Professional 250”	Busch
March 28	“Food City 500”	NEXTEL Cup
August 27	“Food City 250”	Busch
August 28	“Sharpie 500”	NEXTEL Cup

In 2004, BMS is also scheduled to hold one NASCAR Craftsman Truck Series race, one NHRA Nationals event, as well as several other races and events.

•    IR. In 2004, IR is scheduled to hold one NEXTEL Cup race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date	Event	Circuit
June 27	“Dodge /Save Mart 350”	NEXTEL Cup

In 2004, IR is also scheduled to hold one NHRA Nationals event, one NASCAR Southwest Series event, one American LeMans event, and various AMA, Sports Car Club of America and other racing events.

• LMS. In 2004, LMS is scheduled to hold three NEXTEL Cup races and two Busch races, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date	Event	Circuit
May 22	“NASCAR NEXTEL All-Star Challenge”	NEXTEL Cup (all-star race)
May 29	“CARQUEST Auto Parts 300”	Busch
May 30	“Coca-Cola 600”	NEXTEL Cup
October 15	“Lowe’s 300”	Busch
October 16	“UAW-GM Quality 500”	NEXTEL Cup

In 2004, LMS is also scheduled to hold one NASCAR Craftsman Truck Series race, one ARCA race, one AMA event, as well as several other races and events.

•    LVMS. In March 2004, LVMS conducted the UAW-DaimlerChrylser 400 NEXTEL Cup race and the Sam’s
Town 300 Busch race, as well as other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date	Event	Circuit
March 6	“Sam’s Town 300”	Busch
March 7	“UAW-DaimlerChrysler 400”	NEXTEL Cup

In 2004, LVMS is also scheduled to hold one NASCAR Craftsman Truck Series race, two NHRA Nationals events, two WOO events, as well as several other races and events.

• TMS. In 2004, TMS is scheduled to hold one NEXTEL Cup race and one Busch race, as well as several other races and events. Its NASCAR-sanctioned racing schedule is as follows:

Date	Event	Circuit
April 3	“O’Reilly 300”	Busch
April 4	“Samsung / RadioShack 500”	NEXTEL Cup

In 2004, TMS is also scheduled to hold two NASCAR Craftsman Truck Series races, two IRL events, one IROC race, one WOO event, as well as several other races and events.

The following table shows selected revenues for the three years ended December 31, 2003:

	2003	2002	2001
	(in thousands)
Admissions	$150,253	$143,619	$138,612
NASCAR broadcasting revenue	90,682	77,936	67,488
Sponsorship revenue	39,388	37,619	33,317
Other event related revenue (1)	87,667	83,360	98,966
Other operating revenue (1)	36,539	34,038	37,685

Total (1)	$404,529	$376,572	$376,068

(1)	The decrease from 2001 reflects that operating profits for food, beverage and hospitality catering activities now provided by the Levy Group are reported as net event related and net other operating revenue in 2002 and 2003, whereas revenues and expenses associated with those services previously provided by SMI Properties are included in other event related revenue, other operating revenue, direct expense of events, other operating expense and general and administrative expense in 2001. See Notes 1 and 2 to the Consolidated Financial Statements for additional information on this transaction.

•        Admissions. Grandstand ticket prices at our NASCAR-sanctioned events in 2003 ranged from $17.00 to $138.00. In general, we establish ticket prices based on spectator demand and cost of living increases.

•        NASCAR Broadcasting Revenue. We have negotiated contracts with NASCAR for domestic television station and network broadcast coverage of all of our NASCAR-sanctioned events. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. NASCAR broadcasting revenue accounted for 22% of total revenues in 2003.

•        Sponsorship Revenue. Our revenue from corporate sponsorships is received in accordance with negotiated contracts. Sponsors and the terms of sponsorships change from time to time. We currently have sponsorship contracts with such major manufacturing and consumer products companies as Coca-Cola, DaimlerChrysler, Dodge, General Motors, Miller Brewing Company, NEXTEL Communications, Anheuser-Busch, Save Mart Supermarkets, Food City, Golden Corral, Bass Pro Shops, Lowe’s Home Improvement Warehouse, Nationwide Insurance, MBNA, Samsung, RadioShack, Sharpie of Sanford North America Corporation, Aaron’s Rent, RBC Centura, Sunoco, and Chevrolet. Some contracts allow sponsors to name a particular racing event, as in the “Coca-Cola 600”, “UAW-DaimlerChrysler 400”, “UAW-GM Quality 500” and “Samsung/RadioShack 500”. Other considerations range from “Official Car” or “Official Truck” designations at our speedways including Chevrolet, Dodge, and Pontiac, to exclusive advertising and promotional rights in sponsor product categories such as Anheuser-Busch and Miller. Also, our ten-year facility naming rights agreements renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway at Charlotte. None of our sponsorship or naming rights contracts annually account for as much as 5% of total revenues in 2003.

•        Other Event Related Revenue. We derive revenue from food and beverage sales commissions and the sale of souvenirs during racing and non-racing events, speedway giftshop sales of souvenirs throughout the year, and from fees paid for speedway catering “hospitality” receptions and private parties. Food, beverage, and souvenir merchandise is sold primarily in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities, and in luxury suites, giftshops, club-style seating and food-court areas located within the speedway facilities, to individual, group, corporate and other customers.

We also derive revenue from luxury suite and track rentals, from parking and other event and speedway related revenue. As of December 31, 2003, our speedways had a total of approximately 732 luxury suites available for leasing to corporate sponsors or others at current 2003 annual rates generally ranging from $16,000 to $124,000. LMS has also constructed 40 open-air boxes, each containing 32 seats, which are currently available for renting by corporate sponsors or others at annual rates of up to $39,000. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of race cars and racing products, settings for commercials and motion pictures, and other outdoor events.

We broadcast all of our NASCAR NEXTEL Cup and Busch Series races over our proprietary Performance Racing Network, which also sponsors four weekly racing-oriented programs throughout the NASCAR season. We derive revenue from the sale of commercial time on PRN, which is syndicated nationwide to more than 725 stations. We have negotiated contracts with NASCAR for ancillary broadcasts associated with NASCAR.com, the NASCAR Channel, international, satellite and other media. None of our other event related contracts annually account for as much as 5% of total revenues in 2003.

•        Other Operating Revenue. We derive other operating revenue from The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”), dining and entertainment facilities located at the respective speedways, which serve individual, group, corporate and other clientele. We also derive other operating revenue from Legends Car operations; from Motorsports By Mail, LLC (“MBM”), a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; from Oil-Chem Research Corp. (“Oil-Chem”), which produces an environmentally-friendly micro-lubricant; from SMI Properties and its wholly-owned subsidiaries, which provide souvenir merchandising services, screenprinting, embroidery and distribution of wholesale and retail apparel for our speedways and other third party sports-oriented venues; from SMI Trackside, which provides event souvenir merchandising services for our speedways and third-party speedways; and from The Source International, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel. MBM, Oil-Chem, SMI Trackside and TSI are wholly-owned direct and indirect subsidiaries of SMI.

Competition

We are the leading motorsports promoter in the local and regional markets served by our six speedways, and compete regionally and nationally with other speedway owners, including International Speedway Corp., to sponsor events, especially NEXTEL Cup events, and to a lesser extent, other NASCAR, IRL, CART, NHRA and WOO sanctioned events. To a lesser degree, we also compete for spectator interest with all forms of professional and amateur spring, summer and fall sports, and with a wide range of other available entertainment and recreational activities, conducted in and near Atlanta, Bristol, Charlotte, Las Vegas, Fort Worth, and Sonoma.

Employees

As of December 31, 2003, we had approximately 733 full-time and 131 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

Insurance

We maintain property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers. Our insurance policies generally cover accidents that may occur at our speedways, subject to ordinary course deductibles, policy limits and exceptions. Insurance has become increasingly more expensive in recent years. We believe our insurance levels are sufficient for our needs and consistent with insurance maintained by other similar companies. However, we cannot guarantee that such coverage would be adequate should one or more catastrophic events occur at or near any of our speedway facilities, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. Once our present coverage expires, we cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness.

Environmental Matters

Solid waste landfilling has occurred on and around LMS’s property for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992. However, there is one landfill at LMS currently being permitted to receive inert debris and waste from land clearing activities (“LCID” landfill), and one LCID landfill that was closed in 1999. Two other LCID landfills on the LMS property were closed in 1994. LMS intends to allow similar LCID landfills to be operated on the LMS property in the future. Prior to 1999, LMS leased a portion of our property to Allied Waste Industries, Inc. (“Allied”) for use as a construction and demolition debris landfill (a “C&D” landfill), which received solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but could not receive inert debris, land-clearing debris or yard debris. The LMS C&D landfill is now closed. In addition, Allied owns and operates an active solid waste landfill adjacent to LMS. We believe the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property.

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

We believe our operations, including the landfills on our property, are in substantial compliance with all applicable federal, state and local environmental laws and regulations. Nonetheless, if damage to persons or property or contamination of the environment is determined to have been caused by the conduct of our business or by pollutants, substances, contaminants or wastes used, generated or disposed of by us, or which may be found on our property, we may be held liable for such damage and may be required to pay the cost of investigation or remediation, or both, of such contamination or damage caused thereby. The amount of such liability, as to which we are self-insured, could be material. Changes in federal, state or local laws, regulations or requirements, or the discovery of previously unknown conditions, could require additional expenditures.

Patents and Trademarks

We have federally registered trademark and service mark rights in “Speedway Motorsports”, “Atlanta Motor Speedway”, “Bristol Motor Speedway”, “Charlotte Motor Speedway”, “Las Vegas Motor Speedway”, “Sears Point Raceway”, “Texas Motor Speedway”, “600 Racing Thunder Roadster”, “Legends Cars”, “Bandolero”, “Atomic Oil”, “WBL”, “Pour A New Engine Into Your Car”, “It Soaks Into Metal”, “Linkite”, “Avblend”, “zMax”, “Finish Line Events”, and “Motorsports By Mail”. We also have federally registered trademark and service mark rights concerning “AutoFair”, “Lug Nut”, “Sparky”, and our corporate logos. Federal trademark and service mark registrations are pending with respect to “Seal of Champions”, “The Great American Speedway”, “Fans First”, “GP Roadster”, “Official Seal of Racing”, “The Speedway Club”, “Speedway World”, “Texas International Raceway”, “Top the Cops” and “Wild Man Industries”, among others. We also have seven patents and four patents pending related to our Legends Car and Bandolero Car design and technology, respectively. Our policy is to protect our intellectual property rights zealously, including litigation, to protect their proprietary value in sales and market recognition.

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

Item 2. Properties

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway follows:

•        Atlanta Motor Speedway. AMS is located on 820 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. Built in 1960, and owned by us since 1990, today AMS is a modern, attractive facility. In 1997, AMS was completely renovated including reconfiguration into a “state-of-the-art” 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, the addition of 22,000 permanent seats, including 58 luxury suites, and changing the start-finish line location. AMS also has an on-site 2.5-mile road course. In 1998, lighting was installed for night racing. In relatively recent years, AMS has reconfigured main entranceways and expanded on-site roads to ease congestion caused by increased attendance, installed new scoreboards, new garage areas, and new infield media and press box centers. At December 31, 2003, AMS had permanent seating capacity of approximately 124,000, including 137 luxury suites. AMS has constructed 46 condominiums overlooking the speedway and is marketing the two remaining unsold condominiums. Similar to 2003, AMS plans to continue improving and expanding its on-site roads and available parking, and reconfiguring traffic patterns and entrances in 2004 to ease congestion and improve traffic flow. Also, AMS plans to expand its camping, restroom and other fan amenities in 2004.

•        Bristol Motor Speedway. Acquired by us in 1996, BMS is located on approximately 650 acres in Bristol, Tennessee and is a one-half mile, lighted, high-banked concrete oval speedway. BMS also owns and operates a one-quarter mile modern, lighted dragway. BMS is the most popular facility on the NEXTEL Cup circuit among race fans due to its steep banked turns and lighted nighttime races. We believe spectator demand for our NEXTEL Cup events at BMS exceeds existing permanent seating capacity. From 1996 through 2002, BMS added over 76,000 new permanent grandstand seats, including 73 new luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. In 1999, BMS completed reconstruction and expansion of its dragstrip into a state-of-the-art dragway, “Thunder Valley”, featuring permanent grandstand seating, luxury suites, and extensive fan amenities. In March 2003, BMS completed construction of approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 53 new luxury sky-box suites. At December 31, 2003, BMS had permanent seating capacity of approximately 156,000, including 159 luxury suites. In 2004, BMS plans to continue improving and expanding fan amenities and make other site improvements.

•        Infineon Raceway (formerly known as Sears Point Raceway). Acquired by us in November 1996, IR is located on approximately 1,600 acres in Sonoma, California and consists of a 2.52-mile, twelve-turn road course, a one-quarter mile modern dragway, and a modern, expansive industrial park. From 1997 through 2001, IR added approximately 19,000 new permanent seats, made various grading changes to improve spectator sight lines, expanded and improved spectator and media amenities, acquired adjoining land to provide an additional entrance and expanded spectator parking areas to accommodate the increases in attendance and to ease congestion. In 1998, IR was partially reconfigured into a 1.9-mile stadium-style road course for NASCAR NEXTEL Cup racing featuring “The Chute”. The Chute provides spectators with improved sight lines and expanded viewing areas, along with multiple racing configurations within IR’s overall 2.52-mile road course. In 2002 and 2003, IR substantially completed its multi-year major reconfiguration and modernization, adding 11,000 new permanent grandstand seats, 17,000 new hillside terrace seats, and 16 new luxury suites. Modernization of IR’s dragway facilities was also substantially completed. IR’s enhancements include underground pedestrian tunnels to better accommodate pedestrian traffic, a new world-class karting center, permanent garages for race teams, an expanded industrial park, an enlarged pit road to accommodate NASCAR’s 43-car grid, and improved sight lines for better spectator enjoyment. At December 31, 2003, IR had permanent seating capacity of approximately 47,000, including 27 luxury suites, and provides temporary seating and other general admission seating arrangements along its 2.52-mile road course. In 2004, IR plans to continue improving and expanding its on-site roads system and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. Completion of the IR expansion and renovations is presently scheduled for 2004.

•        Las Vegas Motor Speedway. We acquired LVMS in December 1998. LVMS, located on approximately 1,030 acres in Las Vegas, Nevada, is a 1.5-mile, lighted, asphalt, quad-oval superspeedway, and includes several other on-site paved and dirt race tracks. These other race tracks include a 1/4-mile dragstrip, 1/8-mile dragstrip, 2.5-mile road course, 1/2-mile clay oval, 3/8-mile paved oval, motocross and other off-road race courses. LVMS hosted its first major NASCAR NEXTEL Cup Series race in March 1998. From 1999 through 2002, LVMS added approximately 7,000 new permanent seats, expanded its concessions and restroom amenities and made other facility improvements. In 2000, LVMS completed reconstruction and expansion of one of its dragstrips into a state-of-the-art dragway, “The Strip at Las Vegas”, with permanent grandstand seating, luxury suites, and extensive fan amenities. In 2001, LVMS renovated its 3/8-mile paved racetrack, “The Bullring”. LVMS has significant club-style seating with convenient access to premium restaurant quality food and beverage service. The superspeedway’s configuration readily allows for significant future expansion. At December 31, 2003, LVMS had permanent seating capacity of approximately 114,000, including 102 luxury suites. In 2004, LVMS plans to complete construction of approximately 14,000 new permanent seats.

•        Lowe’s Motor Speedway (formerly known as Charlotte Motor Speedway). LMS is located on approximately 1,130 acres in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. LMS was among the first superspeedways built and today is a modern, attractive facility. The principal track is a 1.5-mile banked asphalt quad-oval facility, and was the first superspeedway in North America lighted for nighttime racing. LMS also has several lighted “short” tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), as well as a 2.25-mile asphalt road course. In 2000, LMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. LMS has consistently improved and increased its spectator seating arrangements and is now the third largest capacity sports facility in the United States. From 1997 through 2002, LMS added over 61,000 new permanent seats, including 38 new luxury suites, featuring unique mezzanine level concourses, new stadium-style terrace sections, outstanding views, convenient elevator access and popular food courts for enhanced spectator enjoyment, convenience and accessibility. Also, LMS has significantly expanded and improved its parking areas to accommodate increased attendance and ease congestion, and widened certain front-stretch concourses and entranceways to improve spectator convenience and accessibility. LMS has significant club-style seating with convenient access to premium restaurant quality food and beverage service. At December 31, 2003, LMS had permanent seating capacity of approximately 162,000, including 113 luxury suites. In 2003, LMS began renovating and modernizing its infield garages, media center, and scoring towers, completion of which is presently scheduled for 2004. In 2004, LMS also plans to continue improving and expanding concessions, restroom and other fan amenities, expand available parking to ease congestion and improve traffic flow, and make other site improvements.

•        Texas Motor Speedway. TMS, located on approximately 1,490 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway, with an on-site 2.5-mile road course. TMS has constructed 76 condominiums overlooking turn two of the speedway and is marketing nine remaining unsold condominiums. TMS also has an executive office tower adjoining the main grandstand overlooking the speedway which houses The Texas Motor Speedway Club. TMS, one of the largest sports facilities in the United States in terms of permanent seating capacity, hosted its first major NASCAR NEXTEL Cup Series race in April 1997. The Company operates the TMS facilities under a 30-year arrangement with the Fort Worth Sports Authority - see Note 2 to the Consolidated Financial Statements for additional information. In 2000, TMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. From 1999 through 2002, TMS added approximately 4,000 permanent seats, expanded its parking areas and improved traffic control dramatically reducing travel congestion. In 2001, TMS converted approximately 50 suites to speedway club-style seating areas to help meet demand for premium seating and services at its largest events. At December 31, 2003, TMS had permanent seating capacity of approximately 158,000, including 194 luxury suites. Similar to 2003, TMS plans to continue expanding and increasing surrounding interstate access roads and interchanges, improving and expanding its on-site roads and available parking, and reconfiguring traffic patterns and entrances in 2004 to ease congestion and improve traffic flow. Also, TMS plans to expand its camping, restroom and other fan amenities in 2004.

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

To date, 103 individuals claiming injuries from the bridge failure on May 20, 2000, have filed a total of 48 separate lawsuits. Forty-four of these cases, involving 91 individuals, have been resolved by the defendants. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The final federal lawsuits settled in September 2003. The defendants reached state court settlements in one lawsuit by two plaintiffs in October 2003 and two lawsuits by two plaintiffs in January 2004, with claims being dismissed as to all defendants, including SMI and LMS. In addition, one state court lawsuit by one plaintiff was dismissed in January 2004. No new lawsuits have been filed in this matter and no additional filings are anticipated.

All of the lawsuits have been consolidated before one judge and are pending in Mecklenburg County. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all of the evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall, and therefore LMS will be jointly and severally liable for future verdicts. In addition, the Court dismissed all claims for punitive damages in all lawsuits. On March 3, 2004, a verdict assessing damages against the defendants was entered by the Court in one lawsuit by two plaintiffs.

The Company is vigorously defending itself in the remaining cases which are being tried solely on damages and are in discovery. The following remaining plaintiffs have pending claims in North Carolina State Court in this matter filed on the dates indicated:

Date Filed	LMS Bridge Collapse Plaintiffs
10/12/00	Bryan Heath Baker, Susan D. Baker, John A. Hepler, III, Tammy L. Hepler, Margaret Lindsey, Walter Sudderth and Steven Vanderhoof
4/29/01	Susan Anderson
8/27/01	Edwin L. King and Patricia C. King
5/12/03	James Mann and Shelly Mann

Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s financial position or future results of operations.

On May 24, 2000, a Petition for Writ of Mandate, Declaratory Relief and Injunctive Relief was filed in the Superior Court of California, Sonoma County by Yellow Flag Alliance, Tony Lilly and Nancy Lilly against Sonoma County and Sonoma County Board of Supervisors. This action challenges the Sonoma County Board of Supervisors’ authorization of an IR renovation project. In particular, the petitioners claim that the County board failed to follow California statutes requiring environmental assessments of the IR project on issues such as noise, traffic, visual impairments, land use and zoning. Although neither SMI nor IR is named in the action, an adverse outcome could impact the Company’s ability to expand the IR facility to the extent previously planned. In January 2004, this matter was settled with no material impact on IR’s operations and no payments by SMI or IR to the parties to the action.

On August 23, 2000, a shareholder derivative complaint was filed against SMI and its directors in the Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. Wheeler, William R. Brooks,

Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack F. Kemp and Speedway Motorsports, Inc., alleges that in February 2000, SMI sold the Las Vegas Industrial Park – R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, SMI’s Chief Executive Officer, Chairman and majority stockholder, at less than these properties’ fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. Plaintiffs are seeking unspecified damages, the establishment of a system of internal controls and procedures, rescission of the transaction with Mr. Smith or, alternatively, unspecified rescissory damages from Mr. Smith, and plaintiff’s costs and attorney fees. The defendants filed an answer denying the allegations of the complaint. On July 16, 2003, the defendants filed a motion for summary judgment. On October 14, 2003, the Court granted the defendants’ motion for summary judgment and dismissed all of the plaintiff’s claims. The plaintiff has appealed this decision.

On February 13, 2002, Francis Ferko, as a shareholder of SMI, filed a lawsuit in the United States Federal Court for the Eastern District of Texas against NASCAR and International Speedway Corporation (ISC) alleging, among other things, that NASCAR and ISC unlawfully refused to award SMI a NASCAR NEXTEL (formerly Winston) Cup Series race date at TMS. The plaintiff demands judgment against defendants NASCAR and ISC for a NEXTEL Cup race date at TMS, monetary damages and other relief. The Company was named as a necessary party to the lawsuit, since the lawsuit is being brought on behalf of the Company by a shareholder. The Company has not asserted any claim in this matter.

LMS’s property includes areas used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992, but LMS currently allows certain property to be used for land clearing and inert debris landfilling (LCID). Landfilling for construction and demolition debris (C&D) has ceased on the LMS property. Management believes that the Company’s operations, including the landfills on our property, comply with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would adversely affect the Company’s financial position or future results of operations.

The Company is a party to other litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company’s financial condition or future results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2003, no matters were submitted to a vote of our security holders.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 12, 2004, 43,121,424 shares of common stock were outstanding and held by approximately 2,969 record holders.

We intend to retain a substantial portion of our future earnings to provide funds for the operation and expansion of our business. As a holding company, SMI will depend on dividends and other payments from each of our speedways and our other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and working capital requirements. We paid our second annual cash dividend on November 14, 2003 of $0.305 per share of common stock aggregating approximately $13.0 million to shareholders of record as of October 31, 2003. We intend to pay similar annual cash dividends in the future. Any decision concerning the payment of common stock dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under our current credit facility and 6 3/4% Senior Subordinated Notes (which are further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Dividends”), and as the Board of Directors, in its sole discretion, may consider relevant. The current credit facility allows for payment of dividends and repurchase of SMI securities aggregating up to $17.5 million annually, increasable in future years subject to maintaining certain financial covenants. The 2003 Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants.

The following table sets forth the high and low closing sales prices for SMI’s common stock, as reported by the NYSE for each calendar quarter during the periods indicated:

2003	High	Low
First Quarter	$26.06	$20.50
Second Quarter	28.05	22.68
Third Quarter	30.58	24.40
Fourth Quarter	30.67	28.40

2002	High	Low
First Quarter	$28.51	$22.85
Second Quarter	30.00	25.34
Third Quarter	26.11	22.06
Fourth Quarter	26.55	22.50

Item 6. Selected Financial Data

The following selected financial data for the five years ended December 31, 2003 have been derived from audited financial statements. The financial statements for each of the three years ended December 31, 2003 were audited by Deloitte & Touche LLP, and those financial statements and independent auditors’ report are contained elsewhere in this report. All data set forth below are qualified by this reference to, and should be read in conjunction with, SMI’s Consolidated Financial Statements (including the Notes thereto), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

Beginning in 2002, we now report operating profits from activities provided by the Levy Group as net event related revenue and net other operating commission revenue. For periods before 2002, revenues and expenses associated with those services previously provided by SMI Properties are included in event related revenue, other operating revenue, direct expense of events, other direct operating expense and general and administrative expense. See Note 1 to the Consolidated Financial Statements for additional information on the transaction.

	Year Ended December 31:
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Income Statement Data
Revenues:
Admissions	$150,253	$143,619	$138,612	$143,816	$132,694
Event related revenue	127,055	120,979	132,283	133,450	123,310
NASCAR broadcasting revenue	90,682	77,936	67,488	29,297	25,363
Other operating revenue	36,539	34,038	37,685	47,073	34,950

Total revenues	404,529	376,572	376,068	353,636	316,317

Expenses and other:
Direct expense of events	77,962	69,909	77,397	79,443	74,802
NASCAR purse and sanction fees	69,691	61,217	54,479	38,181	35,848
Other direct operating expense	32,325	31,032	35,787	43,678	31,511
General and administrative	58,698	57,235	59,331	52,001	46,009
Depreciation and amortization	33,894	31,720	32,747	30,584	28,195
Interest expense, net	20,816	21,199	24,316	27,073	27,478
Loss on early debt redemption and refinancing (1)	12,800	1,237	—	—	—
FTC refund claims settlement (2)	1,154	—	—	—	—
Cancelled CART race settlement, net (3)	—	—	(1,361)	—	—
Concession contract rights resolution (4)	—	—	—	3,185	—
Acquisition loan cost amortization (5)	—	—	—	—	3,398
Other expense (income), net	419	2,239	(2,907)	(1,956)	(959)

Total expenses and other	307,759	275,788	279,789	272,189	246,282

Income from continuing operations before income taxes and cumulative effect of accounting changes	96,770	100,784	96,279	81,447	70,035
Provision for income taxes	38,225	39,609	37,870	31,970	27,705

Income from continuing operations before cumulative effect of accounting changes	58,545	61,175	58,409	49,477	42,330
Loss from operations and disposal of discontinued business (6)	—	(686)	(817)	(1,345)	(887)

Income before cumulative effect of accounting changes	58,545	60,489	57,592	48,132	41,443
Cumulative effect of accounting changes (7)(8)	—	(4,273)	—	(1,257)	—

Net Income	$58,545	$56,216	$57,592	$46,875	$41,443

Basic Earnings Per Share:
Continuing operations before accounting changes	$1.38	$1.44	$1.40	$1.19	$1.02
Discontinued operations (6)	—	(0.01)	(0.02)	(0.03)	(0.02)
Accounting changes (7)(8)	—	(0.10)	—	(0.03)	—

Basic earnings per share	$1.38	$1.33	$1.38	$1.13	$1.00

Weighted average shares outstanding	42,517	42,114	41,753	41,663	41,569

Diluted Earnings Per Share:
Continuing operations before accounting changes	$1.37	$1.43	$1.36	$1.16	$0.99
Discontinued operations (6)	—	(0.01)	(0.02)	(0.03)	(0.02)
Accounting changes (7)(8)	—	(0.10)	—	(0.03)	—

Diluted earnings per share	$1.37	$1.32	$1.34	$1.10	$0.97

Weighted average shares outstanding	42,798	43,001	44,367	44,715	44,960

Pro Forma Amounts Assuming Retroactive Application Of Accounting Changes (7)(8):
Net income	$58,545	$60,489	$58,644	$49,182	$41,512
Basic earnings per share	$1.38	$1.43	$1.40	$1.18	$1.00
Diluted earnings per share	$1.37	$1.42	$1.36	$1.15	$0.97

Balance Sheet Data
Goodwill and other intangible assets	$61,337	$51,990	$56,742	$59,105	$58,987
Total assets	1,190,556	1,104,773	1,063,578	991,957	995,982
Long-term debt, including current maturities:
Revolving credit facility and acquisition loan (9)	60,000	90,000	90,000	90,000	130,000
Bank term loan (9)	50,000	—	—	—	—
Senior subordinated notes (9)	230,000	251,946	252,367	252,788	253,208
Convertible subordinated debentures (1)	—	—	53,694	66,000	74,000
Capital leases and other debt (9)	367	279	1,252	1,309	1,352
Stockholders’ equity	$548,074	$491,172	$438,889	$379,341	$331,708
Cash dividends per share of common stock	$0.305	$0.30	—	—	—

Non-GAAP Financial Information Reconciliation. The following schedule reconciles non-GAAP net income and diluted earnings per share amounts, on the financial highlights and performance measurement graphs presented in our 2003 Annual Report to Stockholders and below using other than generally accepted accounting principles (“non-GAAP”), to comparable information presented using GAAP. Non-GAAP net income and diluted earnings per share below are derived by adjusting GAAP basis amounts for certain items presented in the following selected income statement data net of income taxes based on applicable effective rates. This non-GAAP financial information presented in the financial highlights and performance graphs in our 2003 Annual Report to Stockholders and below, is presented nowhere else in this Annual Report. Management believes such information is useful and meaningful to investors, and is used by management, to assess the Company’s core operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to operating income, net income or diluted earnings per share, which are determined in accordance with GAAP.

	Year Ended December 31:
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Net income using GAAP	$58,545	$56,216	$57,592	$46,875	$41,443
Cumulative effect of accounting changes (7)(8)	—	4,273	—	1,257	—
Loss from operations and disposal of discontinued business (6)	—	686	817	1,345	887

Income from continuing operations	58,545	61,175	58,409	49,477	42,330
Adjustments (net of taxes):
Amortization expense (8)	—	—	1,052	1,050	911
Speedway Club net membership fee revenue (7)	—	—	—	—	(842)
Interim interest expense on debt redeemed (10)	902	—	—	—	—
Loss on early debt redemption and refinancing (1)	7,770	751	—	—	—
FTC refund claims settlement (2)	700	—	—	—	—
Cancelled CART race settlement (3)	—	—	(826)	—	—
Concession contract rights resolution (4)	—	—	—	1,933	—
Acquisition loan cost amortization (5)	—	—	—	—	2,052

Non-GAAP net income	$67,917	$61,926	$58,635	$52,460	$44,451

Diluted earnings per share using GAAP	$1.37	$1.32	$1.34	$1.10	$0.97
Adjustments:
Accounting changes (7)(8)	—	0.10	—	0.03	—
Amortization expense (8)	—	—	0.02	0.02	0.02
Net membership fee revenue(7)	—	—	—	—	(0.02)
Discontinued operations (6)	—	0.01	0.02	0.03	0.02
Interim interest expense on debt redeemed (10)	0.02	—	—	—	—
Loss on early debt redemption and refinancing (1)	0.18	0.02	—	—	—
FTC refund claims settlement (2)	0.02	—	—	—	—
Cancelled CART race settlement (3)	—	—	(0.02)	—	—
Concession contract rights resolution (4)	—	—	—	0.04	—
Acquisition loan cost amortization (5)	—	—	—	—	0.05

Non-GAAP diluted earnings per share	$1.59	$1.45	$1.36	$1.22	$1.04

(1)	Loss on early debt redemption and refinancing for 2003 represents a charge associated with replacement of our 1999 bank revolving facility that was maturing in May 2004 (the “Former Credit Facility”) and issuance of $230 million in aggregate principal amount 6 3/4% Senior Subordinated Notes due 2013 (the “2003 Senior Subordinated Notes”) in May 2003, and early redemption of $250 million in aggregate principal amount 8 1/2% Senior Subordinated Notes due 2007 (the “Former Senior Subordinated Notes”) in June 2003. The 2003 charge consisted of net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium, recognition of a previously deferred gain from a cash flow hedge interest rate swap termination payment and transaction costs, all associated with the former debt arrangements. Loss on early debt redemption for 2002 represents a charge associated with early redemption of all outstanding 5 3/4% Convertible Subordinated Debentures totaling approximately $53.7 million in April 2002. The 2002 charge consists of redemption premium, associated unamortized net deferred financing costs, and transaction costs. See Note 5 to the Consolidated Financial Statements for additional information.
(2)	FTC refund claims settlement represents a 2003 charge to earnings for refund claims being paid under a litigation settlement reached between the Federal Trade Commission (“FTC”) and SMI and Oil-Chem and associated costs of refund processing. See Note 2 to the Consolidated Financial Statements.
(3)	A Championship Auto Racing Teams (“CART”) racing event originally scheduled at TMS in April 2001 was not conducted as a result of a decision made by CART’s sanctioning body. In October 2001, our legal action against CART claiming negligence and breach of contract was settled for approximately $5.0 million, representing our recovery of associated sanction fees, race purse, various expenses, lost revenues and other damages. The CART settlement is reflected net of associated race event costs of approximately $3.6 million. See Note 2 to the Consolidated Financial Statements.
(4)	Concession contract rights resolution represents costs incurred to reacquire the contract rights to provide event food, beverage and souvenir merchandising services at IR from a previous provider whose original contract term was to expire in 2004, including legal and other transaction costs. See Note 2 to the Consolidated Financial Statements.
(5)	Acquisition loan cost amortization results from short-term bridge loan financing costs incurred in amending our former Credit Facility and former Acquisition Loan to fund the December 1998 acquisition of LVMS. Associated deferred financing costs of approximately $4.1 million were amortized over the Acquisition Loan term which matured May 1999.
(6)	Loss from operations and disposal of discontinued business represents the accounting for the discontinued operations and disposal of SoldUSA, an internet auction and e-commerce subsidiary, in April 2002. See Note 1 to the Consolidated Financial Statements.
(7)	We changed our revenue recognition policies for Speedway Club membership fees in 2000 under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”. Net revenues from membership fees previously were recognized as income when billed and associated expenses were incurred. Under the change, net membership revenues are deferred when billed and amortized into income over ten years. The cumulative effect of the accounting change as of January 1, 2000 reduced fiscal 2000 net income by approximately $1.3 million after income taxes, and basic and diluted earnings per share by $0.03. The non-GAAP amounts above reflect retroactive application of the accounting change on net membership fee revenues, and related income taxes, had the new method been in effect for the periods presented. See Note 2 to the Consolidated Financial Statements.
(8)	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002, under which we ceased amortizing goodwill and other intangible assets and assessed initial impairment under transitional rules as of January 1, 2002. The cumulative effect of the accounting change for goodwill impairment associated with certain non-motorsports related reporting units reduced fiscal year 2002 net income approximately $4.3 million, net of income taxes of $297,000, and basic and diluted earnings per share by $0.10. The non-GAAP amounts above reflect retroactive application for ceasing goodwill and other intangible assets amortization, and related income taxes, had the new method been in effect for all periods presented. See Note 2 to the Consolidated Financial Statements.
(9)	In May 2003, we issued $230.0 million of 2003 Senior Subordinated Notes and concurrently replaced our Former Credit Facility. In June 2003, we fully redeemed $250.0 million of Former Senior Subordinated Notes at 104.25% of par value. See Note 5 to the Consolidated Financial Statements. Other debt includes principally notes payable outstanding associated with SoldUSA of $1,100,000, $1,000,000 and $941,000 at December 31, 2001, 2000 and 1999, respectively.
(10)	Interim interest expense on debt redeemed, net represents interest expense incurred on the Former Senior Subordinated Notes between May 16, 2003, issuance date of the 2003 Senior Subordinated Notes, and June 15, 2003, redemption date of the Former Senior Subordinated Notes, net of interest income earned on associated invested proceeds during this period. The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required notice of redemption to Former Senior Subordinated Note holders by the Company. See Note 5 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition as of December 31, 2003 should be read in conjunction with our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report.

Overview

We derive revenues principally from the following:

•	sale of tickets to motorsports races and other events held at our speedway facilities;

•	licensing of network television, cable television and radio rights to broadcast such events;

•	sale of sponsorships, facility naming rights and promotions to companies that desire to advertise or sell their products or services surrounding such events;

•	commissions earned on sales of food, beverages and hospitality catering and sales of souvenirs and other motorsports related merchandise; and

•	rental of luxury suites during such events and other track facilities.

We derive additional revenue from the operations of The Speedway Clubs at LMS and TMS, 600 Racing, MBM, Oil-Chem, Racing Country USA, SMI Trackside, The Source International and certain SMI Properties revenues. See “Business-Other Operating Revenue” and Note 1 to the Consolidated Financial Statements for descriptions of these businesses.

Operating Strategy

Our operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at modern facilities, which serve to enhance customer loyalty, and the marketing and distribution of racing and other sports related souvenir, apparel and other merchandise. We market our scheduled events throughout the year both regionally and nationally using extensive and innovative marketing activities. The key components of this strategy, which are further described above in “Business – Operating Strategy”, are as follows:

•	commitment to quality and customer satisfaction;

•	innovative marketing and promotional efforts; and

•	utilization of media.

Growth Strategy

We believe we can achieve our objectives of growing revenues and profitability by increasing attendance, broadcasting, sponsorship and other revenues at existing facilities, and by expanding our promotional and marketing expertise to take advantage of opportunities in attractive existing and new markets. In particular, we are concentrating on further developing long-term contracted revenue streams, which are less susceptible to weather and economic conditions. We intend to continue implementing our growth strategy, which is further described above in “Business – Growth Strategy”, through the following means:

•	maximize media exposure and enhance broadcast and sponsorship revenues;

•	expand and improve existing facilities;

•	further develop SMI Properties, Performance Racing Network and 600 Racing Legends Car businesses;

•	increase daily usage of existing facilities; and

•	acquire and develop additional motorsports facilities.

We promote outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Although we sell a substantial number of tickets well in advance of our larger events, poor weather conditions can have a negative effect on our results of operations.

Significant growth in our revenues will depend on consistent investment in facilities. We have several capital projects underway at each of our speedways.

We do not believe our financial performance has been materially affected by inflation. We have generally been able to mitigate the effects of inflation by increasing prices.

Revenues and Expenses

Our revenues and expenses are classified in the following categories because they are important to, and used by, us in assessing our operations. We classify our revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all of our events. “Event related revenue” includes amounts received from sponsorship fees, naming rights fees, commissions from food and beverage sales, souvenir sales, promotional and hospitality revenues, luxury suite rentals, broadcasting rights other than NASCAR broadcasting revenue, track rentals, and other event and speedway related revenue. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. “Other operating revenue” includes Speedway Clubs’ restaurant, catering and membership income, Legends Car operations, industrial park rentals, and MBM, Oil-Chem, SMI Trackside, TSI and certain SMI Properties revenues. Our revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage, and luxury suite and track rentals produce higher margins than souvenir sales, as well as sales of Legends Cars, MBM, Oil-Chem, SMI Trackside, TSI or other operating revenues.

We classify our expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales (and food and beverage sales prior to the 2002 Levy Group service provider management contract), non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at our speedways. “Other direct operating expense” includes the cost of Speedway Clubs’ operations, Legends Car, industrial park rental, MBM, Oil-Chem, SMI Properties, SMI Trackside and TSI revenues.

Results of Operations

We derive a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue. In 2003, we held 17 major annual motorsports racing events sanctioned by NASCAR, including ten Winston (now NEXTEL) Cup and seven Busch Series racing events, two IRL racing events, five NASCAR Craftsman Truck Series racing events, four major NHRA racing events, and five WOO racing events. In 2002, we held 17 major NASCAR-sanctioned racing events, two IRL racing events, three NASCAR Craftsman Truck Series racing events, four major NHRA racing events, and six WOO racing events. In 2001, we held 17 major NASCAR-sanctioned racing events, three IRL racing events, three NASCAR Craftsman Truck Series racing events, four major NHRA racing events, five WOO racing events, and two UDTRA Pro Dirt Car Series (“UDTRA”) racing events. The Company’s business has been, and is expected to remain, highly seasonal.

As discussed in Note 1 to the Consolidated Financial Statements, the Levy Group food and beverage management agreement closed in February 2002 affected our reporting of operating profits associated with food, beverage and hospitality catering activities. For 2002 and 2003, operating profits from such activities provided by the Levy Group are reported as net event related and net other operating commission revenue. For 2001, revenues and expenses associated with those services previously provided by SMI Properties are included in event related revenue, other operating revenue, direct expense of events, other direct operating expense and general and administrative expense.

The table below shows the relationship of income and expense items relative to total revenue for the three years ended December 31, 2003:

	Percentage of Total Revenue
	For Year Ended December 31:
	2003	2002	2001
Revenues:
Admissions	37.1%	38.1%	36.9%
Event related revenue	31.4	32.1	35.2
NASCAR broadcasting revenue	22.4	20.7	17.9
Other operating revenue	9.1	9.1	10.0

Total revenues	100.0%	100.0%	100.0%

Expenses and other:
Direct expense of events	19.3	18.6	20.5
NASCAR purse and sanction fees	17.2	16.3	14.5
Other direct operating expense	8.0	8.3	9.5
General and administrative	14.5	15.2	15.8
Depreciation and amortization	8.4	8.4	8.7
Interest expense, net	5.2	5.6	6.5
Other (income) expense, net	3.5	0.9	(1.1)

Total expenses and other	76.1	73.3	74.4

Income from continuing operations before income taxes and accounting change	23.9	26.7	25.6
Income tax provision	(9.4)	(10.5)	(10.1)

Income from continuing operations before accounting change	14.5	16.2	15.5
Loss from operations and disposal of discontinued business	—	(0.2)	(0.2)
Cumulative effect of accounting change	—	(1.1)	—

Net Income	14.5%	14.9%	15.3%

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Total Revenues for 2003 increased by $28.0 million, or 7.4%, over such revenues for 2002 for the factors discussed below.

Admissions for 2003 increased by $6.6 million, or 4.6%, over such revenue for 2002. This increase is due primarily to continued growth in attendance at NASCAR-sanctioned racing events held at BMS and LVMS, and to BMS and LMS hosting new NASCAR-sanctioned Craftsman Truck Series races, in the current period. The overall increase was partially offset by lower attendance at IR’s NASCAR-sanctioned racing event in the current period.

The current period was negatively impacted by continuing challenges of economic conditions, the Iraq war and periodic code orange terrorism alerts, as well as poor weather surrounding certain AMS, LMS, IR, and TMS racing events.

Event Related Revenue for 2003 increased by $6.1 million, or 5.0%, over such revenue for 2002. This increase is due to increased event related revenues associated with the growth in attendance and luxury suite rentals at NASCAR-sanctioned racing events held at BMS, to increased sponsorship, track rentals and other event related revenues, and to current period motorsports-related merchandise sales of a SMI Properties subsidiary, SMI Trackside, acquired in November 2002. The overall increase was partially offset by decreased sponsorship and other event related revenues associated with NASCAR-sanctioned racing events held at AMS in the current period.

The current period was negatively impacted by continuing challenges of economic conditions, the Iraq war and periodic code orange terrorism alerts, as well as poor weather surrounding certain AMS, LMS, IR, and TMS racing events.

NASCAR Broadcasting Revenue for 2003 increased by $12.7 million, or 16.4%, over such revenue for 2002. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for 2003 increased by $2.5 million, or 7.3%, over such revenue for 2002. This increase is due primarily to current period revenues of TSI acquired in August 2003. The overall increase was partially offset by lower Oil-Chem and non-event motorsports related souvenir and merchandising SMI Properties revenues in the current period.

Direct Expense of Events for 2003 increased by $8.1 million, or 11.5%, over such expense for 2002. This increase is due to operating costs associated with current period motorsports-related merchandise sales of SMI Trackside acquired in November 2002, to higher operating costs associated with the growth in attendance at NASCAR-sanctioned racing events held at BMS, to higher insurance premium and other costs for property, casualty, liability and other insurance coverage in the current period. The overall increase was partially offset by the initial costs associated with IR’s expanded speedway facilities and new naming rights agreement reflected in 2002.

NASCAR Purse and Sanction Fees for 2003 increased by $8.5 million, or 13.8%, over such expense for 2002. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events, and to BMS and LMS hosting new NASCAR-sanctioned Craftsman Truck Series races in the current period.

Other Direct Operating Expense for 2003 increased by $1.3 million or 4.2%, over such expense for 2002. This increase was due primarily to operating costs associated with current period revenues of TSI acquired in August 2003. The overall increase was partially offset by decreased operating costs associated with lower Oil-Chem and non-event motorsports related SMI Properties souvenir and merchandising sales.

General and Administrative Expense for 2003 increased by $1.5 million, or 2.6%, over such expense for 2002. This increase is due primarily to increased operating costs associated with growth and expansion at our speedways and operations. The overall increase was partially offset by decreased legal costs associated with the FTC litigation with Oil-Chem which was settled in March 2003.

Depreciation and Amortization Expense for 2003 increased by $2.2 million, or 6.9%, over such expense for 2002. This increase is due primarily to increased depreciation expense from additions to property and equipment at our speedways, particularly at BMS and IR.

Interest Expense, Net for 2003 was $20.8 million compared to $21.2 million for 2002. As discussed further below, interest expense, net for 2003 includes $1.5 million of net interim interest expense on debt redeemed and lower capitalized interest and lower outstanding notes receivable during 2003. The lower capitalized interest reflects property and equipment related to IR’s expansion and modernization being placed into service in 2002. These items were offset by the lower interest rate on the 2003 Senior Subordinated Notes issued in May 2003 compared to the Former Senior Subordinated Notes, and to lower average outstanding borrowings and interest rates under the bank revolving credit facility during 2003.

Interim interest expense on debt redeemed, net represents interest expense incurred on the Former Senior Subordinated Notes between May 16, 2003, issuance date of the 2003 Senior Subordinated Notes, and June 15, 2003, redemption date of the Former Senior Subordinated Notes, net of interest income earned on invested proceeds during the interim period. The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required notice of redemption to Former Senior Subordinated Note holders by the Company. See Note 5 to the Consolidated Financial Statements for additional information.

Loss on Early Debt Redemption and Refinancing of $12.8 million for 2003 represents a charge associated with replacement of the Former Credit Facility and issuance of the 2003 Senior Subordinated Notes in May 2003, and redemption of the Former Senior Subordinated Notes in June 2003 at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and recognition of a previously deferred gain from a cash flow hedge interest rate swap termination payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12.8 million, before income taxes of $5.0 million, were reflected as a charge to earnings in 2003. The charge reduced basic and diluted earnings per share for 2003 by $0.18. See Note 5 to the Consolidated Financial Statements for additional information.

Loss on early debt redemption of $1.2 million for 2002 represents a charge associated with the Company’s redemption of all outstanding 5 3/4% convertible subordinated debentures totaling $53.7 million in April 2002 at 101.64% of par value. The charge consists of redemption premium, associated unamortized net deferred loan costs, and transaction costs. The charge reduced basic and diluted earnings per share for 2002 by $0.02. See Note 5 to the Consolidated Financial Statements for additional information.

FTC Refund Claims Settlement for 2003 represents a charge to earnings for refund claims being paid under a litigation settlement reached between the FTC, SMI and Oil-Chem on March 20, 2003, and associated costs of refund processing. As part of the settlement, SMI and Oil-Chem offered a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the settlement terms, aggregate refunds payable by SMI and Oil-Chem are not to exceed $1.0 million. Customer refund requests received have exceeded the maximum settlement payment. As such, refund payments aggregate $1.0 million plus associated expenses. See Note 2 to the Consolidated Financial Statements for additional information.

Other Expense, Net. Other expense, net for 2003 was $419,000 compared to $2.2 million for 2002. This decrease primarily reflects a $2.4 million charge to earnings for pending litigation associated with BMS in 2002. See Note 2 to the Consolidated Financial Statements for additional information. No such charge was recognized in 2003. The overall decrease was partially offset by recognizing a loss on disposal of equipment damaged at TMS in 2003 compared to a gain on disposal of property at TMS in 2002. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for 2003 was 39.6% and for 2002 was 40.9%. As further discussed in Notes 2 and 7 to the Consolidated Financial Statements, adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” resulted in an impairment charge for goodwill associated with a change in accounting principle as of January 1, 2002. The effective tax rate increase for 2002 reflects the non-deductibility of the goodwill impairment charge associated with Oil-Chem for tax reporting purposes. As such, no income tax benefit was recognized upon impairment writeoff.

Income From Continuing Operations Before Cumulative Effect of Accounting Change for 2003 decreased by $2.6 million, or 4.3%, from such income for 2002. This decrease is due to the factors discussed above.

Loss From Operations and Disposal of Discontinued Business of $686,000 for 2002 represents the accounting for the discontinued operations and disposal of SoldUSA, an internet auction and e-commerce subsidiary, in April 2002. Losses from SoldUSA’s discontinued operations were $99,000, after income taxes of $64,000, and losses on disposal were $587,000, after income taxes of $381,000, in 2002. See Note 1 to the Consolidated Financial statements for additional information.

Cumulative Effect of Accounting Change for Goodwill Impairment of $4.3 million for 2002 represents the cumulative effect, net of income taxes of $297,000, of our assessment that goodwill associated with certain non-motorsports related reporting units was impaired upon adopting SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. See Note 2 to the Consolidated Financial Statements for additional information.

Net Income for 2003 increased by $2.3 million, or 4.1%, over such income for 2002. This increase is due to the factors discussed above.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

Total Revenues for 2002 increased by $504,000, or 0.1%, to $376.6 million, over such revenues for 2001. This improvement was due primarily to an increase in admissions and NASCAR broadcasting revenue. Total revenues in 2002, and particularly event related revenue, were significantly affected from reporting operating profits for food, beverage and hospitality catering activities now provided by the Levy Group as net event related and net other operating commission revenue.

Admissions for 2002 increased by $5.0 million, or 3.6%, over such revenue for 2001. The increase was due primarily to higher attendance at NASCAR-sanctioned racing events held at AMS, BMS, IR, LVMS and TMS. The overall increase was partially offset by AMS hosting an IRL racing event, and BMS hosting WOO and UDTRA racing events, in 2001 that were not held in 2002.

Event Related Revenue for 2002 decreased by $11.3 million, or 8.5%, from such revenue in 2001. This decrease was due primarily to reporting in 2002 the operating profits for food, beverage and hospitality catering activities now provided by the Levy Group as net event related revenue. Revenues and expenses associated with those services previously provided by SMI Properties in 2001 are included in event related revenue, direct expense of events and general and administrative expense. The decrease also reflects, to a lesser extent, AMS hosting an IRL racing event, and BMS hosting WOO and UDTRA racing events, in 2001 that were not held in 2002.

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

Other Operating Revenue for 2002 decreased by $3.6 million, or 9.7%, from such revenue in 2001. This decrease was due primarily to reporting in 2002 the operating profits for food, beverage and hospitality catering activities now provided by the Levy Group to third party sports-oriented venues and the TMS Speedway Club as net other operating revenue. Revenues and expenses associated with those services previously provided by Properties in 2001 are included in other operating revenue, other direct operating expense and general and administrative expense. The decrease was also due to lower MBM and certain SMI Properties subsidiary revenues in 2002. The overall decrease was partially offset by an increase in Oil-Chem revenues in 2002.

Direct Expense of Events for 2002 decreased by $7.5 million, or 9.7%, from such expense in 2001. This decrease was due primarily to the Levy Group now providing food, beverage and hospitality catering services previously provided by SMI Properties as described above. The decrease also reflects, to a lesser extent, AMS hosting an IRL racing event, and BMS hosting WOO and UDTRA racing events, in 2001 that were not held in 2002.

The overall decrease was partially offset by significant increases in insurance premium and other costs for property, casualty, liability, and other insurance coverage, resulting after the national incidents on September 11, 2001, for events held in 2002. The overall decrease was also offset by increased operating costs associated with the growth in operations for NASCAR-sanctioned and other racing events held at IR’s newly expanded speedway facilities in 2002.

NASCAR Purse and Sanction Fees for 2002 increased by $6.7 million, or 12.4%, over such expense for 2001. This increase was due primarily to higher race purses and sanctioning fees for NASCAR-sanctioned racing events.

Other Direct Operating Expense for 2002 decreased by $4.8 million, or 13.3%, from such expense in 2001. This decrease was due primarily to the Levy Group now providing food, beverage and hospitality catering services previously provided by SMI Properties as described above, and to decreased operating costs associated with reduced MBM revenues in 2002. The overall decrease was partially offset by higher operating costs associated with increased Oil-Chem revenues in 2002.

General and Administrative Expense for 2002 decreased by $2.1 million, or 3.5%, from such expense in 2001. This decrease was due primarily to the Levy Group now providing food, beverage and hospitality catering services previously provided by SMI Properties as described above. The overall decrease was partially offset by increased operating costs associated with growth and expansion at our speedways and operations.

Depreciation and Amortization Expense for 2002 decreased by $1.0 million, or 3.1%, from such expense in 2001. This decrease was due primarily to the Company ceasing to amortize goodwill and other intangible assets upon adopting SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. See Note 2 to the Consolidated Financial Statements for additional information. Amortization expense for goodwill and other intangible assets amounted to $1.7 million in 2001. The decrease also reflects the sale of certain machinery and equipment to the Levy Group in February 2002. See Notes 2 and 4 to the Consolidated Financial Statements for additional information. The overall decrease was partially offset by an increase in depreciation expense from additions to property and equipment at our speedways.

Interest Expense, Net for 2002 was $21.2 million compared to $24.3 million in 2001. This decrease was due primarily to lower interest rates on the Former Credit Facility in 2002 as compared to 2001, and to redemption of the 5¾% Convertible Subordinated Debentures in April 2002. The overall decrease was partially offset by lower interest rates earned on cash investments and lower outstanding notes receivable in 2002.

Loss on Early Debt Redemption of $1.2 million in 2002 represents a charge associated with the Company’s redemption of all outstanding 5 3/4% convertible subordinated debentures totaling $53.7 million on April 19, 2002 at 101.64% of par value. The charge consists of redemption premium, associated unamortized net deferred financing costs, and transaction costs. See Notes 2 and 5 to the Consolidated Financial Statements for additional information.

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

Other Expense (Income), Net for 2002 was expense of $2.2 million compared to income of $2.9 million in 2001. This change results primarily from gains recognized in 2001 upon expiration of buyer rights under certain TMS condominium sales contracts whereby buyers could require Company repurchase within three years from date of purchase. Recognition of such gains was deferred until the buyer’s right expired. No such gains were recognized in 2002. The change also reflects a $2.4 million charge to earnings in 2002 for litigation associated with BMS. See Note 9 to the Consolidated Financial Statements for additional information. The change also results, to a lesser degree, from lower gains on sales of TMS condominiums in 2002. The overall increase in other expense, net was partially offset by higher gains in 2002 from sales of marketable equity securities and other investments, and reflects loss recognition in 2001 for decreased fair value of certain marketable equity securities.

Income Tax Provision. The Company’s effective income tax rate for 2002 was 40.9% and for 2001 was 39.3%. As further discussed in Notes 2 and 7 to the Consolidated Financial Statements, adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” resulted in an impairment charge for goodwill associated with a change in accounting principle as of January 1, 2002. The effective tax rate increase for 2002 reflects the non-deductibility of the goodwill impairment charge associated with Oil-Chem for tax reporting purposes, representing a permanent difference for which current or deferred income tax assets or liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff.

Income From Continuing Operations Before Cumulative Effect of Accounting Change in 2002 increased by $2.8 million, or 4.7%, to $61.2 million, over such income in 2001. This increase was due to the factors discussed above.

Loss From Operations and Disposal of Discontinued Business represents the accounting for the Company’s discontinued operations and disposal of SoldUSA, an internet auction and e-commerce subsidiary, in April 2002. Losses from SoldUSA’s discontinued operations were $99,000 and $817,000, after income taxes of $64,000 and $529,000, respectively, for 2002 and 2001. Losses on disposal approximating $587,000, after income taxes of $381,000, were recognized in 2002. See Note 1 to the Consolidated Financial Statements for additional information.

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

Seasonality and Quarterly Results

We plan to promote 17 major annual racing events in 2004 sanctioned by NASCAR, including ten NEXTEL Cup and seven Busch Series racing events. We will also sponsor two IRL racing events, six NASCAR Craftsman Truck Series racing events, two IROC racing events, four major NHRA racing events, and three WOO racing events. Our business has been, and is expected to remain, highly seasonal.

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

As previously reported on our Quarterly Reports on Form 10-Q for fiscal 2003, revenues and operating expenses were recognized for all events in the calendar quarter in which conducted except for major NASCAR and other sanctioned racing events which occur on the last full weekend of a calendar quarter. When major racing events occurred on the last full weekend of a calendar quarter, the race event revenues and operating expenses were recognized in the current or immediately succeeding calendar quarter that corresponded to the calendar quarter of the prior year in which the same major racing event was conducted. This recognition policy had no impact on the reporting of full year operating results. Beginning in 2004, we will recognize revenues and operating expenses for all events in the calendar quarter in which conducted – including major NASCAR and other sanctioned racing events – because of the increased frequency of changes in race schedules in recent years. This change will have no impact on the reporting of full year operating results. The quarterly information below shows excerpted results from our Quarterly Reports on Form 10-Q filed in the years ended December 31, 2003 and 2002 adjusted to reflect this policy for recognizing revenues and operating expenses for all events in the calendar quarter in which conducted. Amounts previously reported on Form 10-Q for the affected quarters include first quarter 2003 total revenues of $105.0 million, net income of $19.1 million and diluted earnings per share of $0.45, and second quarter 2003 total revenues of $150.9 million, net income of $26.5 million and diluted earnings per share of $0.62. The adjustments had no impact on the reporting of full year operating results for 2003 or any quarter or full year operating results for 2002.

The more significant racing schedule changes that have occurred during the last three years include the following:

•	AMS hosted an IRL event in the second quarter 2001 which was not held in 2002.

•	BMS hosted a new NASCAR Craftsman Truck Series event in the third quarter 2003.

•	BMS hosted NASCAR NEXTEL Cup and Busch Series events in the first quarter 2002 which were held in the second quarter 2001.

•	BMS hosted WOO and UDTRA Pro Dirt Car Series racing events in the second quarter 2001 which were not held in 2002.

•	LMS hosted a new NASCAR Craftsman Truck Series event in the second quarter 2003.

•	LVMS hosted a NASCAR Craftsman Truck Series racing event in the third quarter 2003 which was held in the fourth quarter 2002.

•	TMS hosted NASCAR NEXTEL Cup and Busch Series events in the first quarter 2003 which were held in the second quarter 2002.

•	TMS hosted NASCAR Craftsman Truck and IRL Series events in the fourth quarter 2003 which were held in the third quarter 2002.

•	TMS hosted NASCAR Craftsman Truck and IRL Series events in the third quarter 2002 which were held in the fourth quarter 2001.

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

As further described in Note 1 to the Consolidated Financial Statements, the Company committed to a formal plan in March 2002 to discontinue and dispose of the operations of SoldUSA due to continuing difficult market conditions for internet auction and e-commerce companies. Disposal occurred in the second quarter 2002. Total SoldUSA revenues amounted to $249,000 for the first quarter and full year 2002 and there were no sales in the second, third or fourth quarters of 2002. There were no losses or revenues pertaining to SoldUSA in 2003.

Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Individual quarterly amounts may not be additive due to rounding.

	2003 (unaudited)					2002 (unaudited)
	1st	2nd	3rd	4th		1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total	Quarter	Quarter	Quarter	Quarter	Total
	(dollars in thousands, except per share amounts)
Total revenues	$146,076	$109,825	$63,997	$84,631	$404,529	$96,568	$147,941	$58,882	$73,181	$376,572
Total expenses and other	88,505	92,201	60,942	66,111	307,759	67,993	91,146	57,451	59,198	275,788
Loss from operations and disposal of discontinued business	—	—	—	—	—	(686)	—	—	—	(686)
Income before cumulative effect of accounting change	34,882	10,749	1,854	11,060	58,545	16,672	34,462	869	8,486	60,489
Cumulative effect of accounting change	—	—	—	—	—	(4,273)	—	—	—	(4,273)

Net income	$34,882	$10,749	$1,854	$11,060	$58,545	$12,399	$34,462	$869	$8,486	$56,216

Basic earnings per share before accounting change	$0.82	$0.25	$0.04	$0.26	$1.38	$0.41	$0.82	$0.02	$0.20	$1.44
Discontinued operations	—	—	—	—	—	(0.01)	—	—	—	(0.01)
Accounting change	—	—	—	—	—	(0.10)	—	—	—	(0.10)

Basic earnings per share	$0.82	$0.25	$0.04	$0.26	$1.38	$0.30	$0.82	$0.02	$0.20	$1.33

Diluted earnings per share before accounting change	$0.82	$0.25	$0.04	$0.26	$1.37	$0.40	$0.80	$0.02	$0.20	$1.43
Discontinued operations	—	—	—	—	—	(0.01)	—	—	—	(0.01)
Accounting change	—	—	—	—	—	(0.10)	—	—	—	(0.10)

Diluted earnings per share	$0.82	$0.25	$0.04	$0.26	$1.37	$0.29	$0.80	$0.02	$0.20	$1.32

Major NASCAR-sanctioned events	7	4	2	4	17	5	6	2	4	17

Near-term Operating Factors

There are many factors that affect our growth potential, future operations and financial results, including some of the following operating factors:

•     Current Operating Trends. The national incidents of September 11, 2001, along with the Iraq war and code orange terrorism alerts, have raised a combination of operating factors never before encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Those factors, in a challenging economy, continue to affect consumer and corporate spending sentiment. Economic conditions and the competitiveness of racing can affect ticket and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, near-term ticket sales, particularly to corporate customers, and suite rentals, hospitality and other event revenues have been, and may continue to be, adversely impacted by these and other factors. We decided not to increase many ticket and concession prices in 2004 to help foster fan support and mitigate any near-term demand weakness.

•     NASCAR Broadcasting Rights Agreement. Fiscal 2004 is our fourth year under the multi-year consolidated domestic television broadcast rights agreement for NASCAR NEXTEL (formerly Winston) Cup and Busch Series events. This agreement is expected to provide us with future increases in contracted broadcasting revenues. Total revenues under this domestic broadcast rights agreement, based on the current race schedule, are contracted for approximately $110 million in 2004, reflecting an increase of approximately $19 million or 21% over 2003. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR may continue to increase at a relatively higher rate. Purse and sanction fees are negotiated with NASCAR on an annual basis.

•    Other Operating Revenue. We intend to develop new merchandising opportunities, expand our product offerings through electronic media promotional programming, and market racing and other sports related souvenir merchandise and apparel with broadcasters and other third-party venues. Our other operating revenues may increase depending on, among other factors, the success of such efforts, the success of motorsports, particularly NASCAR’s NEXTEL Cup Series, and future market demand, trends and competition for our non-event products and outside venues. Our ability to compete successfully depends on a number of factors both within and outside our control. These revenue items may produce lower operating margins than our broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While our revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization.

•    Insurance Coverage. Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted after the national incidents on September 11, 2001 and incidents similar to the pedestrian bridge collapse at LMS in 2000. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. We have a material investment in property and equipment at each of our six speedway facilities, generally located near highly populated cities, and which hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs in fiscal 2002 and 2003, and further increases are possible. While management believes it has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, management can not guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of our speedway facilities could have a material adverse effect on our financial position and future results of operations if asset damage and/or our liability were to exceed insurance coverage limits. The occurrence of additional national incidents, and particularly incidents at sporting event, entertainment or other public venues, may significantly impair our ability to obtain such insurance coverage in the future. We use a combination of insurance and self-insurance to manage various risks associated with our speedway and other properties, and motorsports events and other business risks. We may increase our self-insurance limits which could subject us to increased risk of loss should the number of incidents, damages, causalities or other claims below such self-insured limits increase. While management believes it has reasonable self-insurance limits in place, management can not guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on our financial position and future results of operations.

•     Litigation Costs. As discussed in “Legal Proceedings” and Note 9 to the Consolidated Financial Statements, we are involved in various litigation for which significant legal costs were incurred in fiscal 2003. We intend to defend vigorously against the claims raised in existing legal actions, and will likely incur significant legal costs in fiscal 2004. We are presently unable to quantify the amount of these expected legal costs, and new or changes in pending or threatened legal action against us could result in further increases in legal costs.

Significant Factors in 2003

The following are significant factors that affected our financial condition and results of operations in the year ended December 31, 2003.

•     General Factors. Operating results for fiscal 2003 were negatively impacted by public concerns over travel, difficult economic conditions and national security incidents. Reduced consumer and corporate spending at several of our major racing events negatively impacted attendance with related effects on event related revenue. Such spending also impacted the demand for souvenir, apparel and other merchandise at non-event company and outside venues, with related effects on event related and other operating revenues.

•     Complaint Against Oil-Chem Research Corp. On January 31, 2001, the Federal Trade Commission filed a complaint against SMI and Oil-Chem seeking a judgment to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to redress alleged injury to consumers. In March 2003, this matter was settled with refund payments aggregating $1.0 million plus associated expenses. While the outcome of this lawsuit had no material adverse effect on our financial position or operations, we incurred significant legal costs in defending this action.

•     Senior Subordinated Notes Redemption and Bank Credit Facility Replacement. As discussed in Note 4 to the Consolidated Financial Statements and below in “Liquidity and Capital Resources”, in June 2003, the Company redeemed and retired all outstanding Former Senior Subordinated Notes with proceeds from the issuance of the 2003 Senior Subordinated Notes and our current bank credit facility (the “2003 Credit Facility”) and from cash investments on hand. The proceeds from the 2003 Senior Subordinated Notes, along with the 2003 Credit Facility and cash investments on hand, were used to repay and retire then outstanding borrowings under the Former Senior Subordinated Notes and Former Credit Facility, fund redemption premium, accrued interest, commissions, fees and other transaction costs, fund capital expenditures and for working capital needs. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and recognition of a previously deferred gain from an interest rate swap termination payment, and transaction costs, all associated with the existing debt arrangements, aggregated approximately $7.8 million, after income taxes, and was reflected as a charge to earnings in the second quarter 2003. The charge reduced basic and diluted earnings per share for 2003 by $0.18.

•     Declaration of Cash Dividend. On October 1, 2003, the Company’s Board of Directors approved an annual cash dividend of $0.305 per share of common stock which aggregated approximately $13.0 million paid on November 14, 2003 to shareholders of record as of October 31, 2003.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. We expended significant amounts of cash in 2003 for improvements and expansion at our speedway facilities. Significant changes in our financial condition and liquidity during 2003 resulted primarily from:

(1) net cash generated by operations amounting to $106.9 million;

(2) cash outlays for payments of debt redemption premium and debt issuance costs of $19.8 million;

(3) cash outlays for capital expenditures amounting to $63.8 million; and

(4) payment of an annual cash dividend amounting to $13.0 million.

At December 31, 2003, we had cash and cash equivalents totaling $134.5 million and had $60.0 million in outstanding borrowings under the $250.0 million 2003 Revolving Credit Facility under which we could borrow up to an additional $188.7 million. At December 31, 2003, net deferred tax liabilities totaled $152.8 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

As further discussed in Notes 2, 5, 7 and 8 to the Consolidated Financial Statements, we had the following contractual cash obligations and other commercial commitments as of December 31, 2003 (in thousands):

	Payments Due By Period
	Total	Current	1-3 Years	3-5 Years	Thereafter
Contractual Cash Obligations (1)
Current liabilities, excluding current maturities of long-term debt and deferred race event income	$37,654	$37,654	—	—	—
Long-term debt, including current maturities (2)	340,367	3,353	$22,014	$85,000	$230,000
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	2,278	—	—	—	2,278
Operating leases	4,482	744	1,488	1,488	762

Total Contractual Cash Obligations	$387,375	$41,751	$23,502	$86,488	$235,634

	Commitment Expiration By Period
	Total	Current	1-3 Years	3-5 Years	Thereafter
Other Commercial Commitments
Letters of credit,
Total Other Commercial Commitments	$1,315	$1,315	—	—	—

(1)	Contractual cash obligations above exclude: (a) interest payments under our debt obligations, including the 2003 Senior Subordinated Notes and the 2003 Credit Facility. In 2003, cash paid for interest, net of amounts capitalized, was approximately $28.5 million; (b) income taxes that may be paid in future years. In 2003, cash paid for income taxes was approximately $18.0 million; and (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs.
(2)	Includes required annual principal payments under our 2003 Term Loan of $3.1 million in 2004, $9.4 million in 2005, $12.5 million in 2006, $15.6 million in 2007 and $9.4 million in 2008.

We presently do not have any significant off-balance sheet obligations, guarantees, commitments or other contractual cash obligations, other commercial commitments or contingent obligations.

We anticipate that cash from operations and funds available through the 2003 Credit Facility will be sufficient to meet our operating needs at least through 2004, including planned capital expenditures and payment of any future dividends that may be declared. Based upon anticipated future growth and financing requirements, we may, from time to time, engage in additional financing of a character and in amounts to be determined. We may, from time to time, redeem or retire our debt securities, and purchase our debt and equity securities, depending on liquidity, prevailing market conditions, and such factors as permissibility under the 2003 Credit Facility and the indenture governing the 2003 Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. While we expect to continue to generate positive cash flows from our existing speedway operations, and have generally experienced improvement in our financial condition, liquidity and credit availability, additional liquidity resources, as well as possibly others, could be needed to fund our continued growth, including the continued expansion and improvement of our speedway and other facilities.

Refinancing of Senior Subordinated Debt and Bank Credit Facility. On May 16, 2003, the Company issued $230.0 million in aggregate principal amount of 6 3/4% Senior Subordinated Notes due 2013, which are more fully described below. Concurrent with the issuance of the 2003 Senior Subordinated Notes, the Company refinanced its Former Credit Facility. The 2003 Credit Facility, as more fully described below, consists of a revolving credit facility with an overall borrowing limit of $250.0 million, and separate sub-limits of $10.0 million for standby letters of credit and for 15-day swing line loans, and a $50.0 million five-year term loan. The net proceeds from the 2003 Senior Subordinated Notes, together with borrowings under the 2003 Credit Facility and cash and cash equivalents on hand, were used to (1) fully redeem, in June 2003, the Company’s $250.0 million in aggregate principal amount Former Senior Subordinated Notes, including the payment of redemption premium and accrued interest, (2) refinance borrowings under the Former Credit Facility, and (3) pay related fees and expenses associated with the redemption and refinancing.

The Company’s management, including the Board of Directors, believes such debt redemption and replacement transactions were in the Company’s long-term interest based on the favorable interest rate environment and previously scheduled maturity of the Former Credit Facility in May 2004. The refinancing of the Former Credit Facility and the Former Senior Subordinated Notes extend the Company’s senior and subordinated debt maturities, and management believes the refinancings provide additional financial and operational flexibility. All borrowings outstanding under the Former Senior Subordinated Notes and Former Credit Facility were replaced and funded with the issuance of new long-term debt. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and recognition of a previously deferred gain from an interest rate swap termination payment, and transaction costs, all associated with the existing debt arrangements, aggregated approximately $7.8 million, after income taxes, and were reflected as a charge to earnings in the second quarter 2003. The charge reduced basic and diluted earnings per share for 2003 by $0.18.

The 2003 Senior Subordinated Notes were issued at par, and net proceeds after commissions and fees approximated $224.2 million. Such proceeds, along with borrowings of $80.0 million under the new replacement revolving credit facility and the new $50.0 million term loan, and cash and cash equivalents on hand were used to repay and retire then outstanding borrowings under the Former Senior Subordinated Notes and Former Credit Facility. Until the Former Senior Subordinated Notes were redeemed, the Company utilized net proceeds from the sale of the 2003 Senior Subordinated Notes to repay outstanding borrowings and accrued interest under the Former Credit Facility and invested in short-term, fixed income securities.

2003 Senior Subordinated Notes. The 2003 Senior Subordinated Notes mature on June 1, 2013 and pay interest semi-annually on June 1 and December 1, commencing on December 1, 2003. The 2003 Senior Subordinated Notes are guaranteed on a senior subordinated basis by all of our operative subsidiaries excluding Oil-Chem (the “Guarantors”). On or after June 1, 2008, the Company may redeem some or all of the 2003 Senior Subordinated Notes at any time at annually declining redemption premiums. On or before June 1, 2006, the Company may redeem up to 35% of the 2003 Senior Subordinated Notes with the proceeds from certain equity offerings at a redemption premium. In changes of control, we must offer to repurchase the 2003 Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest. The indenture governing the 2003 Senior Subordinated Notes, among other things, restricts our ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with our affiliates; merge or consolidate; issue subsidiary dividends or other payments; sell equity interests of subsidiaries; and sell, assign, transfer, lease, convey, or dispose of assets. The 2003 Senior Subordinated Notes indenture and the 2003 Credit Facility agreement contain cross-default provisions. See Note 5 to the Consolidated Financial Statements for additional information on the 2003 Senior Subordinated Notes.

2003 Credit Facility. The 2003 Credit Facility, executed on May 16, 2003, consists of a senior revolving facility (the “Revolving Facility”) and term loan (the “Term Loan”) provided by a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility provides for borrowings in an aggregate principal amount of up to $250.0 million, and includes a sub-limit of $10.0 million for standby letters of credit and a sub-limit of $10.0 million for borrowings under 15-day swing line loans. The Term Loan is in the aggregate principal amount of $50.0 million. The Term Loan principal is being amortized by quarterly payments beginning in 2004 through final maturity in 2008.

The 2003 Credit Facility contains a number of financial, affirmative and negative covenants that regulate the Company’s operations. Financial covenants require maintenance of ratios of funded debt to EBITDA, funded senior debt to EBITDA and EBIT to interest expense and dividends, and require the Company to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, the making of investments, restricted payments, including dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, sales of assets, and the incurrence of debt. Indebtedness under the 2003 Credit Facility is guaranteed by the Guarantors, and is secured by a pledge of all the capital stock and limited liability company interests, as the case may be, of the Guarantors. See Note 5 to the Consolidated Financial Statements for additional information on the 2003 Credit facility.

Capital Expenditures

Significant growth in our revenues depends, in large part, on consistent investment in facilities. We expect to continue to make substantial capital improvements in our facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

2004 Projects. At December 31, 2003, we had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at our speedways. Our multi-year reconfiguration and modernization of IR is substantially finished, with completion presently scheduled for 2004. In 2003, we began construction at LVMS of approximately 14,000 new permanent seats, and began renovating and modernizing LMS’s infield garages, media center, scoring towers and other facilities, completion of which is presently scheduled for 2004. Similar to prior years, the Company continues to expand concessions, camping, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans at several of its speedways. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow particularly at IR, and at other Company speedways.

2003 Projects. As discussed above, in 2003, IR’s multi-year reconfiguration and modernization was substantially finished, and LVMS began construction of approximately 14,000 new permanent seats, with completion presently scheduled for 2004. In March 2003, BMS completed construction of approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury suites, featuring new stadium-style seating, outstanding views, convenient elevator access and popular food courts. Similar to prior years, we continued to expand concessions, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans at several of our speedways. We also continued to improve and expand on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow particularly at IR, and at our other speedways.

The estimated aggregate cost of capital expenditures in 2004 will approximate $55.0 million. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our facilities, including:

•	undetected soil or land conditions;

•	additional land acquisition costs;

•	increases in the cost of construction materials and labor;

•	unforeseen changes in design;

•	litigation, accidents or natural disasters affecting the construction site; and

•	national or regional economic changes.

In addition, the actual cost could vary materially from our estimates if our assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost and timing of construction.

We also continually evaluate new opportunities that will add value for our stockholders, including the acquisition and construction of new speedway facilities, the expansion and development of our existing Legends Cars and Oil-Chem products and markets and the expansion into new and complementary businesses.

Dividends

Any decision concerning the payment of common stock dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under the 2003 Credit Facility and 2003 Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. The 2003 Credit Facility allows for payment of dividends and repurchase of SMI securities aggregating up to $17.5 million annually, increasable in future years subject to maintaining certain financial covenants. The 2003 Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. On October 1, 2003, the Company’s Board of Directors approved an annual cash dividend of $0.305 per share of common stock aggregating approximately $13.0 million which was paid on November 14, 2003 to shareholders of record as of October 31, 2003. The 2003 annual cash dividend was paid using available cash and cash investments.

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

•     Recoverability of Property and Equipment and Goodwill and Other Intangible Assets. We have net property and equipment of $886.7 million, and net goodwill and other intangible assets of $61.3 million, as of December 31, 2003. As discussed in “Recently Issued Accounting Standards” below and Note 2 to the Consolidated Financial Statements, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” under which we assessed initial impairment under transitional rules as of January 1, 2002. The cumulative effect of the accounting change for goodwill impairment associated with certain non-motorsports related reporting units reduced fiscal year 2002 net income approximately $4.3 million, net of income taxes of $297,000. We periodically evaluate long-lived assets for possible impairment based on expected future undiscounted operating cash flows and profitability attributable to such assets or when indications of possible impairment occur. The evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. While we believe no impairment exists at December 31, 2003 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations.

Included in property and equipment are condominiums located at two company speedways with carrying values of $3.6 million, and in noncurrent other assets is land for development with a carrying value of $12.3 million, as of December 31, 2003. Although management is in the process of developing and marketing the property, these assets were reclassified under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” as management is presently unable to determine if sale of these assets is probable within one year. The carrying value of the speedway condominiums held for sale is supported by market prices of recent condominium sales. The carrying value of land for development is supported by independent appraisal and market prices of comparable properties. While we believe the carrying value of such property is fully recoverable, changes in local and regional real estate markets, including zoning and other land use laws, and motorsports industry interest, if significantly negative or unfavorable, could have a material adverse effect on the property’s market value and our financial condition or future results of operations.

•     Depreciable and Amortizable Lives for Property and Equipment and Intangible Assets. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets. We have net property and equipment of $886.7 million and net intangible assets of $6.2 million as of December 31, 2003. See Notes 2 and 4 to the Consolidated Financial Statements for additional information on our property and equipment, other intangible assets and estimated useful lives. We believe the estimated useful lives we use to record depreciation and amortization expense are appropriate and no changes are expected at this time. However, because we have a material investment in depreciable property and equipment, and to a lesser degree, intangible assets, changes in depreciable and amortizable lives, should they occur, could have a significant impact on our financial condition or future results of operations.

•     Revenue Recognition For Our Racing Events. We recognize admissions, NASCAR broadcasting and other event related revenues when an event is held. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (1) generally advance revenue is refundable and (2) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. We believe this accounting policy results in appropriate recognition and matching of revenues and expenses associated with our racing events and helps ensure comparability and consistency between our financial statements. We believe our revenue recognition polices follow the guidance issued in SAB No. 101 “Revenue Recognition in Financial Statements”.

•     Realization of Receivables and Inventories. We assess realization of accounts and notes receivable and inventories, including any need for allowances for doubtful accounts or inventories, using, among other things, customer creditworthiness, historical collection and sales experience, and current and future market demand, trends and conditions. The assessment is subjective and based on conditions, trends and assumptions existing at the time of evaluation, which are subject to changes in market and economic conditions and other factors that might adversely impact realization.

•     Income Taxes. We recognize deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at amounts reported in the financial statements. Our accounting for income taxes reflects our assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. At December 31, 2003, net deferred tax liabilities totaled $152.8 million, after reduction for net deferred tax assets of $30.6 million. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. A valuation allowance of $1.8 million was provided against deferred tax assets as of December 31, 2003. We believe realization of the deferred tax assets, after reduction for the valuation allowance, is more likely than not. However, changes in tax laws, assumptions or estimates used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our financial condition or future results of operations. See Note 7 to the Consolidated Financial Statements for additional information on income taxes.

•     Legal Proceedings and Contingencies. As discussed above in “Legal Proceedings” and Note 9 to the Consolidated Financial Statements, we are involved in various legal matters and we intend to continue to defend ourselves in existing legal actions in fiscal 2004. We use a combination of insurance and self-insurance to manage various risks associated with our speedway and other properties and motorsports events, as discussed above in “Near-Term Operating Factors – Insurance Coverage”, and other business risks. We accrue a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on matters related to litigation, outside consultants, historical trends, and assumptions and other information available at the time of assessment. We believe amounts requiring accrual are properly reflected in the accompanying financial statements. We do not believe the outcome of the lawsuits, incidents or other legal or business risk matters, will have a material adverse effect on our financial position or future results of operations. However, new or changes in pending or threatened legal action or claims against us, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and our financial condition or future results of operations.

•     Accounting for Stock Based-Compensation. We continue to account for stock-based employee compensation using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” which recognizes compensation cost based on the intrinsic value of equity instruments awarded as permitted under SFAS No. 123 “Accounting for Stock-Based Compensation”. As all stock options granted under our stock option plans have exercise prices equal to market value of the underlying common stock at grant date, no compensation cost has been reflected in net income for these plans. As discussed below in “Recently Issued Accounting Standards”, we have applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB No. 123” in the Consolidated Financial Statements. The pro forma effect on net income and earnings per share had compensation cost for stock options been determined using the fair value recognition provisions of SFAS No. 123 is illustrated in Note 2 to the Consolidated Financial Statements.

As discussed in Note 10 to the Consolidated Financial Statements, SMI’s 1994 Stock Option Plan will expire by its terms on December 21, 2004. In February 2004, the SMI Board of Directors adopted a new 2004 Stock Incentive Plan (the “2004 Plan”) subject to stockholder approval at our Annual Meeting of Stockholders on April 21, 2004. Awards under the 2004 Plan may be in the form of incentive stock options, non-statutory stock options or restricted stock. Approval of the 2004 Plan will not amend or modify the 1994 Plan. SMI will continue to have the right to grant stock options in accordance with the terms of the 1994 Plan until its expiration in December 2004. Approval of the 2004 Plan, and termination of the 1994 Plan, will not adversely affect rights under any outstanding stock options previously granted under the 1994 Plan. Under the proposed 2004 Plan, 2,500,0000 shares of SMI’s common stock will be reserved for issuance subject to various restrictions and adjustments including: no more than 1,000,000 shares of restricted stock awards may be granted; no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and for restricted stock awards designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. The Company may be required to recognize compensation cost for restricted stock awards, if any, using the fair value method of accounting for stock-based employee compensation. Any compensation cost is not determinable until such time that restricted stock award amounts, prices and vesting provisions, among other factors, are known.

The Financial Accounting Standards Board (“FASB”) and the SEC continue to evaluate the appropriate treatment of employee stock options, including efforts to reach a consensus on proper methodology for expensing and valuing options. Future accounting standards may require that net income and earnings per share reflect compensation cost for stock options determined using fair value recognition provisions. Such future changes in accounting standards, depending on numerous factors including, among others, market conditions and prices for our common stock, the number of options granted, exercised or cancelled, or the sensitivity and fluctuation in assumptions used in valuation methods, could have a material adverse effect on our future financial condition or results of operations.

Recently Issued Accounting Standards

In January 2003, FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (“VIE”) and determining when assets, liabilities, noncontrolling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to clarify certain provisions and exempt certain entities from its requirements. We presently do not hold an interest in a variable interest entity; therefore, initial application of FIN 46 and FIN 46R did not affect our financial statements or disclosures.

In April 2003, SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. SFAS No. 149 did not impact our accounting for derivative instruments in 2003. We will assess the impact, if any, SFAS No. 149 may have on our financial statements or disclosures upon entering into any applicable derivative instruments.

In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued to improve the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity, and requires classification of those instruments as liabilities in statements of financial position. It affects, among other things, the accounting for generally three types of freestanding financial instruments: mandatory redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of a company’s shares. SFAS No. 150 does not apply to features embedded in financial instruments that are not derivatives in entirety. SFAS No. 150 is effective generally for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. We had no financial instruments subject to SFAS No. 150 at December 31, 2003, and will assess the impact on our financial statements or disclosures, if any, upon entering into any such instruments.

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

Environmental Matters

LMS’s property includes areas that were used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992. There is one LCID landfill currently being permitted at LMS, however, to receive inert debris and waste from land clearing activities, and one LCID landfill that was closed in 1999. Two other LCID landfills on the LMS property were closed in 1994. LMS intends to allow similar LCID landfills to be operated on the LMS property in the future. Prior to 1999, LMS leased certain property to Allied for use as C&D landfill, which received solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but could not receive inert debris, land-clearing debris or yard debris. The LMS C&D landfill is now closed. In addition, Allied owns and operates an active solid waste landfill adjacent to LMS. We believe the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property. We also believe our operations, including the landfills and facilities on our property, are in substantial compliance with all applicable federal, state and local environmental laws and regulations. We are not aware of any situations related to landfill operations which we expect would materially adversely affect our financial position or future results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

•     Interest Rate Risk. Our financial instruments with market risk exposure consist only of notes receivable, bank revolving credit facility borrowings, the term loan under the 2003 Credit Facility and two interest rate swaps that are sensitive to changes in interest rates. A change in interest rates of one percent on notes receivable and debt balances outstanding at December 31, 2003, excluding the interest rate swaps, would cause a change in annual interest income of approximately $135,000 and annual interest expense of approximately $340,000.

As discussed in Note 5 to the Consolidated Financial Statements, the Company’s two interest rate swap transactions are separately designated as fair value and cash flow hedges of underlying fixed and variable rate debt obligations. The swaps have principal notional amounts of $50.0 million, provide for settlement every six months beginning on December 1, 2003, and expire in June 2008 and June 2013 corresponding with the underlying hedged debt terms. At December 31, 2003, the net estimated fair market value of these hedges combined is $422,000.

The table below presents the notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2003 and 2002 (in thousands):

	Carrying Value		Fair Value
	2003	2002	2003	2002	Maturity Dates
Floating rate notes receivable (1)	$13,501	$16,656	$13,501	$16,656	Due on demand
Floating rate revolving credit facility (2)(3)	60,000	90,000	60,000	90,000	May 2008
Floating rate bank term loan (2)(3)(4)	50,000	—	50,000	—	May 2008 (4)
6 3/4% Senior subordinated notes payable (2)(3)	230,000	—	236,900	—	June 2013
8 1/2% Senior subordinated notes payable (2)(3)	—	251,946	—	260,000	Redeemed June 2003

(1)    Notes receivable bear interest based principally at 1% over prime.

(2)    The weighted-average interest rate on borrowings under the revolving Credit Facility was 2.7% in 2003 and 2.4% in 2002.

(3)    As discussed in “Liquidity and Capital Resources” above, in June 2003, the Company redeemed and retired all outstanding 8 1/2% Former Senior Subordinated Notes with proceeds from issuing, in May 2003, the 6 3/4% 2003 Senior Subordinated Notes due 2013 and the replacement 2003 Credit Facility maturing 2008, and cash and cash equivalents on hand.

(4)    Term loan annual principal payments are due as follows: $3.1 million in 2004, $9.4 million in 2005, $12.5 million in 2006, $15.6 million in 2007 and $9.4 million in 2008.

•    Equity Price Risk. We have marketable equity securities, all classified as “available for sale” which are included in other noncurrent assets. Such investments are subject to price risk, which we attempt to minimize generally through portfolio diversification. The table below presents the aggregate cost and fair market value of marketable equity securities as of December 31, 2003 and 2002 (in thousands):

			2003	2002
Aggregate cost			$213	$350
Fair market value			195	313

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements which appears on page F-1 in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent or detect all errors or fraud should any occur. Any control system and procedures, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control systems and procedures are being met. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues or instances of error or fraud, if any, are detected.

Changes in internal controls. There were no significant changes in the Company’s internal controls over financial reporting in the fourth quarter of 2003 or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item with respect to compliance by SMI’s directors, executive officers and certain beneficial owners of SMI’s common stock with Section 16(a) of the Securities Exchange Act of 1934, and with respect to Committees of the Board of Directors, including the Audit Committee and the Compensation Committee, is furnished by incorporation by reference to all information under the captions titled “Ownership of Capital Securities”, “Corporate Governance – Code of Business Conduct and Ethics”, “Election of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of the Shareholders to be held on April 21, 2004 (the “Proxy Statement”).

Item 11. Executive Compensation

The information required by this item is furnished by incorporation by reference to all information under the captions titled “Election of Directors” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The additional information required by this item is furnished by incorporation by reference to all information under the caption “General - Ownership of Capital Securities” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is furnished by incorporation by reference to all information under the captions “Certain Transactions” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is furnished by incorporation by reference to all information under the captions titled “Selection of Independent Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits which are incorporated by reference in this report are:

(a)     (1)    Financial Statements:

See the Index to Financial Statements which appears on page F-1 hereof.

(2)	Financial Statement Schedules:

None. Required information is included in the financial statements and notes thereto.

(3)	Exhibits:

Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain exhibits, indicated by an asterisk, are incorporated by this reference to other documents on file with the Securities and Exchange Commission with which they are physically filed, to be a part of this report as of their respective dates.

Exhibit Number	Description

*3.1	Certificate of Incorporation of Speedway Motorsports, Inc. (“SMI”) (incorporated by reference to Exhibit 3.1 to SMI’s Registration Statement on Form S-1 filed December 22, 1994 (File No. 33-87740) of SMI (the “Form S-1”)).

*3.2	Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form S-1).

*3.3	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431) (the “November 1996 Form S-3”)).

*3.4	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091) (the “September 1997 Form S-4”)).

*4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

*4.2	Indenture dated as of May 16, 2003 among SMI, the guarantors named therein, and U.S. Bank National Association, as trustee (the “2003 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 Form 10-Q”)).

*4.3	Form of 6 3/4% Senior Subordinated Notes due 2013 (included in the 2003 Indenture)

†*10.1	Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R. Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).

†*10.2	Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and H.A. “Humpy” Wheeler, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.44 to the Form S-1).

†*10.3	Speedway Motorsports, Inc. 1994 Stock Option Plan Amended and Restated May 9, 2002 (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed May 31, 2002 (File No. 333-89496).

†*10.4	Speedway Motorsports, Inc. Formula Stock Option Plan Amended and Restated May 5, 1998 (incorporated by reference to Exhibit 4.1 to the Post Effective Amendment No. 2 to SMI’s Registration Statement on Form S-8 filed October 9, 2001 (File No. 333-49027)).

†*10.5	Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and Restated as of May 3, 2000 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed March 24, 2000).

*10.6	Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to Form S-1).

*10.7	Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton Smith in favor of SMI (incorporated by reference to Exhibit 10.20 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1995).

*10.8	Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).

*10.9	Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

*10.10	Guaranty Agreement dated as of December 18, 1996 among SMI, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).

*10.11	Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe’s Home Center’s, Inc., Lowe’s HIW, Inc. and Sterling Advertising Ltd. (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

*10.12	Credit Agreement dated as of May 28, 1999 (the “Credit Agreement”) among SMI and Speedway Funding Corp., as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including NationsBank, N.A., as agent for the lenders and a lender (incorporated by reference to Exhibit 10.36 to SMI’s Registration Statement on Form S-4 filed June 4, 1999 (File No. 333-80021) (the “June 1999 Form S-4”).

*10.13	First Amendment to the Credit Agreement, dated as of September 12, 2002 (incorporated by reference to Exhibit 10.13 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.14	Pledge Agreement dated as of May 28, 1999 among SMI and the subsidiaries of SMI that are guarantors under the Credit Agreement, as pledgors, and, NationsBank, N.A., as agent for the lenders under the Credit Agreement (incorporated by reference to Exhibit 10.37 to the June 1999 Form S-4).

*10.15	Asset Purchase Agreement between Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and Levy Premium Foodservice Limited Partnership dated November 29, 2001 (the “Levy Asset Purchase Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.14 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

*10.16	Amendment Number 1 to Levy Asset Purchase Agreement dated January 31, 2002 (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the 2001 Form 10-K).

*10.17	Management Agreement by and between SMI, Levy Premium Foodservice Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (the “Levy Management Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to the 2001 Form 10-K).

*10.18	Assignment of and Amendment to Levy Management Agreement dated January 24, 2002 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

*10.19	Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy Premium Foodservice Limited Partnership (incorporated by reference to Exhibit 10.18 to the 2001 Form 10-K).

*10.20	Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc. in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and SMI (incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K).

*10.21	Naming Rights Agreement Between Sears Point Raceway, LLC and SMI, and Infineon Technologies North America Corp., dated June 11, 2002 (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed June 24, 2002).

*10.22	Credit Agreement dated as of May 16, 2003 among SMI and Speedway Funding, LLC as borrowers, certain subsidiaries and related parties of SMI, as Guarantors, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (the “2003 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to SMI’s June 2003 Form 10-Q).

*10.23	Pledge Agreement dated as of May 16, 2003 by SMI and the subsidiaries of SMI that are guarantors under the 2003 Credit Agreement, as pledgors, and Bank of America, N.A. as agent for the Lenders and a Lender under the 2003 Credit Agreement (incorporated by reference to Exhibit 10.2 to SMI’s June 2003 Form 10-Q).

*10.24	Registration Rights Agreement dated as of May 16, 2003 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.3 to SMI’s June 2003 Form 10-Q).

*10.25	Purchase Agreement dated May 8, 2003 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.4 to SMI’s June 2003 Form 10-Q).

14.1	Code of Ethics of Speedway Motorsports, Inc.

21.1	Subsidiaries of SMI.

23.1	Independent Auditors’ Consent for Registration Statements Nos. 333-69616, 333-49027, 333-69618 and 333-89496 of Speedway Motorsports, Inc. on Form S-8 and Registration Statement No. 333-13431 of Speedway Motorsports, Inc. on Form S-3.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Speedway Motorsports, Inc. - Risk Factors.

99.2	Speedway Motorsports, Inc. Corporate Governance Guidelines

99.3	Audit Committee Charter

99.4	Nominating/Governance Committee Charter

99.5	Compensation Committee Charter

*	Previously filed.
†	Management compensation contract, plan or arrangement.

(b)	Reports on Form 8-K

On November 12, 2003, the Company filed a report on Form 8-K dated November 11, 2003, pursuant to Item 5 of such form, reporting that the Company issued a press release announcing its earnings for the quarter ended September 30, 2003, and that the press release was filed as an exhibit to the report on Form 8-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, State of North Carolina, on the 12th day of March, 2004.

SPEEDWAY MOTORSPORTS, INC.

By: /s/ O. BRUTON SMITH
O. Bruton Smith Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Dates

/s/ O. BRUTON SMITH O. Bruton Smith	Chairman and Chief Executive Officer (principal executive officer)	March 12, 2004

/s/ H.A. WHEELER H.A. Wheeler	President, Chief Operating Officer and Director	March 12, 2004

/s/ WILLIAM R. BROOKS William R. Brooks	Executive Vice President, Treasurer, Chief Financial Officer (principal financial officer and accounting officer) and Director	March 12, 2004

/s/ EDWIN R. CLARK Edwin R. Clark	Executive Vice President and Director	March 12, 2004

/s/ WILLIAM P. BENTON William P. Benton	Director	March 12, 2004

/s/ MARK M. GAMBILL Mark M. Gambill	Director	March 12, 2004

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 12, 2004

/s/ TOM E. SMITH Tom E. Smith	Director	March 12, 2004

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Speedway Motorsports, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Speedway Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 12, 2004

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 and 2002

(In thousands, except share amounts)

	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$134,472	$112,638
Accounts receivable (Note 2)	27,937	20,983
Prepaid income taxes (Note 7)	5,955	—
Inventories (Note 3)	19,676	16,755
Prepaid expenses and other current assets (Note 2)	16,708	2,223

Total Current Assets	204,748	152,599

Property and Equipment, Net (Notes 2 and 4)	886,700	861,107
Goodwill and Other Intangible Assets, Net (Note 2)	61,337	51,990
Notes and Other Receivables:
Affiliates (Note 8)	11,089	16,454
Other	2,412	202
Other Assets (Note 2)	24,270	22,421

TOTAL	$1,190,556	$1,104,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt (Note 5)	$3,353	$156
Accounts payable	15,086	15,902
Deferred race event income, net (Note 2)	94,962	85,565
Accrued income taxes (Note 7)	—	1,540
Accrued interest	1,822	7,979
Accrued expenses and other liabilities	20,746	19,131

Total Current Liabilities	135,969	130,273
Long-term Debt (Notes 2 and 5)	337,014	342,069
Payable to Affiliate (Note 8)	2,594	2,594
Deferred Income, Net (Note 2)	11,780	14,090
Deferred Income Taxes (Note 7)	152,847	122,604
Other Liabilities	2,278	1,971

Total Liabilities	642,482	613,601

Commitments and Contingencies (Notes 4 and 9)

STOCKHOLDERS’ EQUITY (Notes 2, 6 and 10):
Preferred Stock, $.10 par value, shares authorized - 3,000,000, no shares issued	—	—
Common stock, $.01 par value, shares authorized - 200,000,000, issued and outstanding - 42,887,000 in 2003 and 42,307,000 in 2002	429	423
Additional Paid-in Capital	182,785	171,414
Retained Earnings	364,865	319,357
Accumulated Other Comprehensive Loss	(5)	(22)

Total Stockholders’ Equity	548,074	491,172

TOTAL	$1,190,556	$1,104,773

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(In thousands, except per share amounts)

	2003	2002	2001
REVENUES (Notes 2 and 8):
Admissions	$150,253	143,619	$138,612
Event related revenue	127,055	120,979	132,283
NASCAR broadcasting revenue	90,682	77,936	67,488
Other operating revenue	36,539	34,038	37,685

Total Revenues	404,529	376,572	376,068

EXPENSES AND OTHER (Note 8):
Direct expense of events	77,962	69,909	77,397
NASCAR purse and sanction fees	69,691	61,217	54,479
Other direct operating expense	32,325	31,032	35,787
General and administrative	58,698	57,235	59,331
Depreciation and amortization	33,894	31,720	32,747
Interest expense, net (Note 5)	20,816	21,199	24,316
Loss on early debt redemption and refinancing (Note 5)	12,800	1,237	—
FTC refund claims settlement (Note 2)	1,154	—	—
Cancelled CART race settlement, net (Note 2)	—	—	(1,361)
Other expense (income), net (Notes 2 and 9)	419	2,239	(2,907)

Total Expenses and Other	307,759	275,788	279,789

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change	96,770	100,784	96,279
Provision For Income Taxes (Note 7)	(38,225)	(39,609)	(37,870)

Income From Continuing Operations Before Cumulative Effect of Accounting Change	58,545	61,175	58,409
Loss From Operations and Disposal of Discontinued Business (Note 2)	—	(686)	(817)

Income Before Cumulative Effect of Accounting Change	58,545	60,489	57,592
Cumulative Effect of Accounting Change (Note 2)	—	(4,273)	—

NET INCOME	$58,545	$56,216	$57,592

Basic Earnings Per Share (Note 6):
Continuing Operations Before Accounting Change	$1.38	$1.44	$1.40
Discontinued Operations	—	(0.01)	(0.02)
Accounting Change	—	(0.10)	—

Basic Earnings Per Share	$1.38	$1.33	$1.38

Weighted Average Shares Outstanding	42,517	42,114	41,753
Diluted Earnings Per Share (Note 6):
Continuing Operations Before Accounting Change	$1.37	$1.43	$1.36
Discontinued Operations	—	(0.01)	(0.02)
Accounting Change	—	(0.10)	—

Diluted Earnings Per Share	$1.37	$1.32	$1.34

Weighted Average Shares Outstanding	42,798	43,001	44,367

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(In thousands)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-In Capital	Retained Earnings	Fair Market Value Adjustment	Unrealized Holding Gain (Loss)	Total Stock- holders’ Equity
	Shares	Amount
BALANCE, JANUARY 1, 2001	41,739	$417	$161,159	$218,215	—	$(450)	$379,341
Net income	—	—	—	57,592	—	—	57,592
Change in net unrealized gain (loss) on marketable equity securities (Note 2)	—	—	—	—	—	358	358

Comprehensive income							57,950
Issuance of stock under employee stock purchase plan (Note 10)	85	1	1,094	—	—	—	1,095
Exercise of stock options (Note 10)	24	—	503	—	—	—	503

BALANCE, DECEMBER 31, 2001	41,848	418	162,756	275,807	—	(92)	438,889
Net income	—	—	—	56,216	—	—	56,216
Change in net unrealized gain (loss) on marketable equity securities (note 2)	—	—	—	—	—	70	70

Comprehensive income							56,286
Issuance of stock under employee stock purchase plan (Note 10)	28	1	637	—	—	—	638
Exercise of stock options (Note 10)	431	4	5,181	—	—	—	5,185
Tax benefit from exercise of stock options (Notes 7 and 10)	—	—	2,840	—	—	—	2,840
Cash dividends of $0.30 per share of common stock (Note 6)	—	—	—	(12,666)	—	—	(12,666)

BALANCE, DECEMBER 31, 2002	42,307	423	171,414	319,357	—	(22)	491,172
Net income	—	—	—	58,545	—	—	58,545
Fair market value adjustment to interest rate hedge (Note 5)	—	—	—	—	$6	—	6
Change in net unrealized gain (loss) on marketable equity securities (Note 2)	—	—	—	—	—	11	11

Comprehensive income							58,562
Issuance of stock under employee stock purchase plan (Note 10)	72	1	1,667	—	—	—	1,668
Exercise of stock options (Note 10)	508	5	6,923	—	—	—	6,928
Tax benefit from exercise of stock options (Notes 7 and 10)	—	—	2,781	—	—	—	2,781
Cash dividends of $0.305 per share of common stock (Note 6)	—	—	—	(13,037)	—	—	(13,037)

BALANCE, DECEMBER 31, 2003	42,887	$429	$182,785	$364,865	$6	$(11)	$548,074

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,545	$56,216	$57,592
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early debt redemption and refinancing	12,800	1,237	—
Loss from operations and disposal of discontinued business	—	686	817
Loss on disposal of property and equipment	104	266	—
Cumulative effect of accounting change	—	4,273	—
Depreciation and amortization	33,894	31,720	32,747
Amortization of deferred income	(1,909)	(2,193)	(1,196)
Deferred income tax provision	30,243	20,526	27,732
Changes in operating assets and liabilities:
Accounts receivable	(3,615)	526	5,039
Prepaid and accrued income taxes	(7,495)	7,487	(2,260)
Inventories	(316)	926	(621)
Prepaid expenses and other current assets	(13,806)	(747)	1,193
Accounts payable	(6,322)	(3,226)	181
Deferred race event income	8,735	13,987	(474)
Accrued expenses and other liabilities	(6,207)	3,101	104
Deferred income	725	1,117	(2,368)
Other assets and liabilities	1,544	739	558

Net Cash Provided By Operating Activities	106,920	136,641	119,044

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	360,000	60	—
Principal payments on long-term debt	(360,166)	(54,742)	(12,324)
Interest rate swap settlement receipts	192	—	1,600
Payments of debt redemption premium, debt issuance costs and loan amendment costs	(19,788)	(525)	—
Dividend payments on common stock	(13,037)	(12,666)	—
Exercise of common stock options	9,709	8,025	1,095
Issuance of stock under employee stock purchase plan	1,668	638	503

Net Cash Used By Financing Activities	(21,422)	(59,210)	(9,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(63,840)	(67,044)	(55,848)
Payments for business acquisitions	(2,975)	(950)	—
Proceeds from sales of property and equipment	1,428	10,931	—
Purchases of marketable equity securities and other investments	(355)	(381)	(38)
Proceeds from sales of marketable equity securities and other investments	325	442	632
Increase in notes and other receivables:
Affiliates	(574)	(5,450)	(14,631)
Other	(3,612)	—	(535)
Repayment of notes and other receivables from affiliates	5,939	3,679	23,745

Net Cash Used By Investing Activities	(63,664)	(58,773)	(46,675)

Net Increase In Cash and Cash Equivalents	21,834	18,658	63,243
Cash and Cash Equivalents at Beginning of Year	112,638	93,980	30,737

Cash and Cash Equivalents at End of Year	$134,472	$112,638	$93,980

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$28,452	$24,534	$29,328
Cash paid for income taxes	17,976	15,099	14,742
Supplemental Non-cash Investing and Financing Activities Information (Note 1):
Increase (decrease) in accounts payable for capital expenditures	(3,793)	8,725	—
Increase in property for recovery of notes receivable (Note 4)	—	—	12,180

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation — The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway LLC and subsidiaries a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries, Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC, Speedway Funding LLC, Speedway Properties LLC d/b/a Performance Racing Network (PRN), Speedway Media LLC d/b/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI), (collectively, the Company).

Current Year Business Acquisition — In August 2003, the Company acquired certain tangible and intangible assets and operations of The Source International for approximately $2,975,000 in cash and $4,170,000 of assumed net liabilities, including goodwill and other intangible assets with a fair value of $7,145,000 (see Note 2). The Company acquired TSI for electronic media promotional programming and wholesale and retail distribution operations for racing and other sports related souvenir merchandise and apparel. The acquisition was accounted for using the purchase method, and the results of operations after acquisition are included in the Company’s consolidated statements of income. The acquisition was not significant and, therefore, unaudited pro forma financial information is not presented.

Prior Year Business Acquisition — In November 2002, the Company acquired certain tangible and intangible assets and operations of Sports Design, Inc., which is now operated as SMI Trackside LLC, initially for approximately $950,000 in cash and assumption of certain liabilities. The Company acquired SMI Trackside principally to provide expanded event souvenir merchandising services at SMI’s and other third-party speedway venues. The acquisition was accounted for using the purchase method, and the results of operations after acquisition are included in the Company’s consolidated statements of income. The Company’s final purchase accounting resulted in increasing assumed net liabilities and goodwill by $2,338,000 (see Note 2). The acquisition was not significant and, therefore, unaudited pro forma financial information is not presented.

Long-Term Management Contract and Asset Sale — Certain Company subsidiaries and Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) executed a long-term food and beverage management agreement and an asset purchase agreement which closed in February 2002. The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s six speedways and other outside venues. These services were previously provided by the Company’s subsidiary SMI Properties. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The management contract period is initially ten years with a renewal option for an additional ten-year period. The Levy Group also purchased certain food and beverage machinery and equipment of SMI Properties for approximately $10,003,000 in cash, which approximated net book value as of December 31, 2001.

Discontinued Operations and Disposal of Business — In March 2002, the Company committed to a formal plan to discontinue and dispose of the operations of SoldUSA, Inc., then a wholly-owned subsidiary, due to difficult market conditions for internet auction and e-commerce companies. Disposal was completed in the second quarter 2002. Certain SoldUSA net assets, which totaled approximately $1,514,000 as of March 31, 2002, were transferred to the previous owner in exchange primarily for elimination of a $1,069,000 note payable owed by the Company for acquiring SoldUSA. Losses from SoldUSA’s discontinued operations were $99,000 and $817,000, after income taxes of $64,000 and $529,000, in 2002 and 2001. Total SoldUSA revenues amounted to $249,000 in 2002 and $685,000 in 2001. Losses on disposal approximating $587,000, after income taxes of $381,000, were recognized in 2002. There were no losses or revenues pertaining to SoldUSA in 2003. The Company accounted for the disposal of SoldUSA using Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. See Note 2 on goodwill impairment recognition in 2002 associated with SoldUSA.

Description of Business — AMS owns and operates a 1.54-mile lighted, banked, asphalt quad-oval superspeedway, and a 2.47-mile road course, located on approximately 820 acres in Hampton, Georgia. AMS currently hosts two major National Association for Stock Car Auto Racing (NASCAR) NEXTEL (formerly Winston) Cup Series events annually, and one NASCAR-sanctioned Busch Series race, one International Race of Champions (IROC) race (new for 2004) and one NASCAR-sanctioned Craftsman Truck Series race (new for 2004), each of which precedes a NEXTEL Cup event. AMS also hosts motorsports related events such as auto, truck and motorcycle shows, as well as rents the racetrack throughout the year for driving schools, automobile testing and other activities. AMS has constructed 46 condominiums overlooking its speedway and is currently marketing two remaining unsold condominiums.

BMS owns and operates a one-half mile lighted, high-banked concrete oval speedway, and a one-quarter mile modern, lighted dragway, located on approximately 650 acres in Bristol, Tennessee. BMS currently hosts two major NASCAR NEXTEL Cup events annually, two Busch Series races, and one Craftsman Truck Series race, each preceding a NEXTEL Cup event. BMS also currently hosts an annual National Hot Rod Association (NHRA) sanctioned Nationals racing event and other bracket racing events, as well as various auto shows.

IR, formerly known as Sears Point Raceway (see Note 2 “Naming Rights”), located on approximately 1,600 acres in Sonoma, California, owns and operates a modern 2.52-mile, twelve-turn asphalt road course, a one-quarter mile modern, lighted dragway, and a modern expansive industrial park. IR currently hosts one major NASCAR NEXTEL Cup racing event annually. IR also annually promotes a NASCAR-sanctioned NASCAR Southwest Series, a NHRA-sanctioned Nationals, as well as American Motorcycle Association (AMA) Series, American LeMans and Sports Car Club of America (SCCA) racing events. The racetrack is rented throughout the year by various organizations, including the SCCA, driving schools, major automobile manufacturers, and other car clubs.

LVMS owns and operates a 1.5-mile lighted, asphalt quad-oval superspeedway, a one-quarter mile modern, lighted dragway, a 4/10-mile, modern, lighted dirt track, and several other on-site race tracks, located on approximately 1,030 acres in Las Vegas, Nevada. LVMS currently promotes several annual NASCAR-sanctioned racing events, including a NEXTEL Cup Series, Busch Series, and Craftsman Truck Series, racing events. LVMS currently promotes two annual NHRA-sanctioned Nationals events, as well as other NHRA and bracket drag racing events. LVMS also annually promotes World of Outlaws (WOO), drag racing, and various other motorsports events at its on-site paved and dirt tracks. The racetrack is also rented throughout the year for motorsports related activities such as driving schools and automobile testing.

LMS owns and operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, a 2.25-mile road course, and several other on-site race tracks, located on approximately 1,130 acres in Concord, North Carolina. LMS currently hosts three major NASCAR NEXTEL Cup events annually, and two Busch Series, one Automobile Racing Club of America (ARCA) Series race and one Craftsman Truck Series race, each preceding a NEXTEL Cup event. LMS also promotes AMA and various other motorsports events throughout the year. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. LMS constructed 52 condominiums overlooking the main speedway, all of which have been sold. LMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Speedway Club, which generates rental, membership, catering and dining revenues.

TMS, located on approximately 1,490 acres in Fort Worth, Texas, operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, and a 2.48-mile road course. TMS currently promotes one major NASCAR NEXTEL Cup event annually, preceded by a Busch Series racing event, as well as two NASCAR-sanctioned Craftsman Truck, two IRL Series and one IROC racing event (new for 2004). TMS also annually promotes WOO and other racing events. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. TMS has constructed 76 condominiums overlooking the speedway, 67 of which have been sold or contracted for sale as of December 31, 2003. TMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Texas Motor Speedway Club, which generates rental, membership, catering and dining revenues.

SMI Properties provides event souvenir merchandising services, and receives commissions for food, beverage and hospitality catering services provided by the Levy Group, to each of the Company’s speedways and to other third party sports-oriented venues. See “Long-Term Management Contract and Asset Sale” above.

MBM, a wholly-owned subsidiary of SMI Properties, is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel.

ORC produces an environmentally-friendly, metal-energizer that is promoted and distributed by mass-marketing retailers and auto-parts stores and other advertising to wholesale and retail customers.

RCU is a nationally-syndicated radio show with racing-oriented programming.

SMI Trackside, a wholly-owned subsidiary of SMI Properties, provides event souvenir merchandising services at the Company’s and other third-party speedway venues, and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel.

TSI develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel.

Wild Man Industries (WMI), a division of SMI Properties, provides screenprinting and embroidery services and is a distributor of wholesale and retail apparel.

600 Racing, a wholly-owned subsidiary of LMS, developed, operates and is the official sanctioning body of the Legends Racing Circuit. 600 Racing also manufactures and sells 5/8-scale cars modeled after older-style coupes and sedans (Legends Cars), a line of smaller-scale cars (the Bandolero), and a line modeled after older-style roadsters (the Thunder Roadster), with all three lines collectively referred to as “Legends Cars”.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue and Expense Recognition — The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorship fees, naming rights fees, commissions from food and beverage sales, souvenir sales, promotional and hospitality revenues, luxury suite rentals, broadcasting rights other than NASCAR broadcasting revenue, track rentals, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes revenues from The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”), Legends Car and parts sales, industrial park rentals, MBM, Oil-Chem, TSI, and certain SMI Properties and SMI Trackside revenues.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales (and food and beverage sales prior to the Levy Group management contract closed in February 2002), non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of Speedway Clubs’, Legends Car, industrial park rental, MBM, Oil-Chem, TSI and certain SMI Properties and SMI Trackside revenues.

Event Revenues and Deferred Race Event Income, Net — The Company recognizes admissions, NASCAR broadcasting and event related revenues when an event is held. Souvenir sales and commissions from food and beverage sales are recognized at time of sale. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (1) generally advance revenue is refundable and (2) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements.

Non-Event Souvenir Merchandise and Other Revenues — The Company generally recognizes revenue when products are shipped, title transfers to customers and collection is probable. Where product is sold through electronic media promotional programming on consignment, revenues are recognized upon product shipment to the promoter’s customers.

Naming Rights — In 2002, the Company entered into a ten-year naming rights agreement whereby Sears Point Raceway was renamed Infineon Raceway for gross fees aggregating approximately $34,600,000 over the agreement term. In 1999, the Company entered into a naming rights agreement whereby Charlotte Motor Speedway was renamed Lowe’s Motor Speedway for gross fees aggregating approximately $35,000,000 over a ten-year agreement term. Annual contracted fee revenues, net of associated expenses, are recognized as associated events are held each year in accordance with the respective agreement terms.

Food and Beverage Management Agreement — The long-term Levy Group food and beverage management agreement (see Note 1) affected the Company’s reporting of operating profits associated with food, beverage and hospitality catering activities. Beginning in 2002, the Company’s operating profits associated with such activities provided by the Levy Group are reported as net event related commission revenue and net other operating commission revenue. For 2001, revenues and expenses associated with those services previously provided by SMI Properties are included in event related revenue, other operating revenue, direct expense of events, other direct operating expense and general and administrative expense.

Recently Issued Accounting Standards — In January 2003, Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (VIE) and determining when assets, liabilities, noncontrolling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R) to clarify certain provisions and exempt certain entities from its requirements. The Company presently does not hold an interest in a variable interest entity; therefore, initial application of FIN 46 and FIN 46R did not affect the Company’s financial statements or disclosures.

In April 2003, Statement of Financial Accounting Standards (SFAS) No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued which amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. It requires, among other things, that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective generally for contracts entered into and modified after June 30, 2003. SFAS No. 149 did not impact the Company’s accounting for derivative instruments in 2003. The Company will assess the impact, if any, SFAS No. 149 may have on its financial statements or disclosures upon entering into any applicable derivative instruments.

In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued to improve the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity, and requires classification of those instruments as liabilities in statements of financial position. It affects, among other things, the accounting for generally three types of freestanding financial instruments: mandatory redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of a company’s shares. SFAS No. 150 does not apply to features embedded in financial instruments that are not derivatives in entirety. SFAS No. 150 is effective generally for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the first interim period beginning after June 15, 2003. The Company had no financial instruments subject to SFAS No. 150 at December 31, 2003, and will assess the impact on its financial statements or disclosures, if any, upon entering into any such instruments.

Segment Disclosures — The Company periodically evaluates the possible effects of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” on its financial statement disclosures. The Company’s motorsports related operations comprise one operating segment, and encompass all admissions, event related, NASCAR broadcasting, and certain other operating revenues and associated expenses. Other Company operations comprising non-motorsports related activities presently are not significant relative to those of motorsports related operations. As such, at this time, SFAS No. 131 continues to have no effect on the Company’s financial statement disclosures.

Accounting Change in 2002 For Goodwill and Other Intangible Assets — The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 specifies, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead evaluated for possible impairment at least annually. Under SFAS No. 142, the Company ceased amortizing goodwill as of January 1, 2002, including goodwill from past business combinations, and now periodically assesses goodwill at the reporting unit level for possible impairment. Such assessment is performed annually as of April 1 or when events or circumstances indicate possible impairment may have occurred.

In the first quarter 2002, the Company evaluated the effects of SFAS No. 142 for possible initial goodwill impairment under transitional rules. The fair value of goodwill and other intangibles for each reporting unit of the Company was assessed primarily using expected present value of future cash flows and corroborated by quoted market prices or comparable transactions where available or applicable. Such impairment assessment indicated that goodwill associated with Oil-Chem of $3,815,000 and SoldUSA of $755,000, both non-motorsports related reporting units of the Company, was impaired. In accordance with SFAS No. 142, the Company recorded these impairments as a change in accounting principle as of January 1, 2002. The non-cash cumulative effect of the accounting change reduced net income in 2002 by $4,273,000, after income taxes of $297,000. Goodwill associated with Oil-Chem is not deductible for tax reporting purposes, representing a permanent difference for which current or deferred income tax liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff. See “Pro Forma Amounts on Consolidated Income Statement” below for the effects of adopting SFAS No. 142 and retroactive application for excluding goodwill and other intangible assets amortization in 2001.

All present goodwill and other intangible assets, after the impairment loss recognition, are associated with the Company’s motorsports related reporting unit. See “Goodwill and Other Intangible Assets” below for additional information on carrying amounts and associated amortization.

Pro Forma Disclosures — The following schedule presents disclosures required under SFAS No. 142. Pro forma amounts reflect the effect of retroactive application for excluding after-tax goodwill and other intangible assets amortization in 2001 prior to adoption of SFAS No. 142, had the new method been in effect for all periods presented.

	2003	2002	2001
	(in thousands, except per share amounts)
Net income as previously reported for 2001	$58,545	56,216	$57,592
Loss from operations and disposal of discontinued business (Note 1)	—	686	817

Income from continuing operations	58,545	56,902	58,409
Amortization expense, net of taxes of $682 for 2001	—	—	1,052

Pro forma income from continuing operations	58,545	56,902	59,461
Loss from operations and disposal of discontinued business (Note 1)	—	(686)	(817)

Pro forma net income	$58,545	$56,216	$58,644

Basic Earnings Per Share:
As previously reported for 2001	$1.38	$1.33	$1.38
Discontinued operations	—	0.01	0.02

Continuing operations	1.38	1.34	1.40
Amortization expense, net of tax	—	—	0.02
Cumulative effect of accounting change	—	—	—

Pro forma earnings per share from continuing operations	1.38	1.34	1.42
Discontinued operations	—	(0.01)	(0.02)

Pro forma basic earnings per share	$1.38	$1.33	$1.40

Diluted Earnings Per Share:
As previously reported for 2001	$1.37	$1.32	$1.34
Discontinued operations	—	0.01	0.02

Continuing operations	1.37	1.33	1.36
Amortization expense, net of tax	—	—	0.02
Cumulative effect of accounting change	—	—	—

Pro forma earnings per share from continuing operations	1.37	1.33	1.38
Discontinued operations	—	(0.01)	(0.02)

Pro forma diluted earnings per share	$1.37	$1.32	$1.36

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at financial statement dates, and reported amounts of revenues and expenses. Actual future results could differ from those estimates. Such significant estimates include (1) recoverability of property and equipment and goodwill and other intangible assets, (2) depreciable lives for property and equipment, (3) accounting for income taxes, (4) realization of receivables and inventories and (5) accruals for litigation and other contingencies.

Cash and Cash Equivalents — The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of commercial paper, municipal bond and United States Treasury securities.

Accounts Receivable — Accounts receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2003	2002	2001
Balance, beginning of year	$2,091	$1,749	$1,351
Bad debt expense	1,453	868	1,308
Actual write-offs, net of specific accounts recovered	(822)	(526)	(910)

Balance, end of year	$2,722	$2,091	$1,749

Inventories — Inventories consist of souvenirs and finished vehicles determined on a first-in, first-out basis, and apparel, oil lubricant, and parts and accessories product costs determined on an average current cost basis. All inventories are stated at the lower of cost or market. The Company provides for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At December 31, 2003 and 2002, inventories reflect provisions of $4,744,000 and $1,877,000 summarized as follows (in thousands):

	2003	2002	2001
Balance, beginning of year	$1,877	$162	—
Current year provision	2,178	1,664	$162
Increase from acquisitions	689	51	—

Balance, end of year	$4,744	$1,877	$162

Other Current Assets — Prepaid expenses and other current assets at December 31, 2003 include payments of $13,948,000 for mid-distillate petroleum products purchased for resale recorded at cost and associated transaction costs. Such costs were recovered upon resale in the first quarter 2004.

Property and Equipment — Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets (see Note 4). Expenditures for repairs and maintenance are charged to expense when incurred. Construction in progress includes all direct costs and capitalized interest on fixed assets under construction. Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, management periodically evaluates long-lived assets for possible impairment based on expected future undiscounted operating cash flows attributable to such assets.

In connection with the development and completed construction of TMS in 1997, the Company entered into arrangements with the FW Sports Authority, a non-profit corporate instrumentality of the City of Fort Worth, Texas, whereby the Company conveyed the speedway facility, excluding its on-site condominiums and office and entertainment complex, to the FW Sports Authority. The Company, which has the right to reacquire the facility, operates the speedway facility under a 30-year arrangement with the FW Sports Authority. Because of the Company’s responsibilities under these arrangements, the speedway facility and related liabilities are included in the accompanying consolidated balance sheets.

Goodwill and Other Intangible Assets — Goodwill and other intangible assets represents the excess of business acquisition costs over the fair value of net assets acquired. As of January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” which provides for nonamortization of goodwill and intangibles with indefinite lives and expanded impairment testing - see “Accounting Change in 2002 For Goodwill and Other Intangible Assets” above. Prior to adoption of SFAS No. 142, goodwill and other intangible assets were amortized on a straight-line basis principally over 40 years for speedway acquisitions and 10 to 15 years for others.

All present goodwill and other intangible assets are associated with the Company’s motorsports related operating segment. Other intangible assets consist principally of approximately $2,900,000 associated with race event sanctioning arrangements and relationships and $3,320,000 with network and other contracts for media promotional programming related to TSI acquired in August 2003 (see Note 1). Amortization expense on other intangible assets amounted to $48,000 in 2003, $0 in 2002 and $1,734,000 in 2001. Estimated annual amortization expense for the next five years is approximately $156,000 each year. Management’s annual assessment of goodwill as of April 1, 2003 indicated there has been no impairment, and there have been no events or circumstances which might indicate possible impairment of goodwill and other intangible assets as of December 31, 2003.

As of December 31, 2003 and 2002, goodwill and other intangible assets are summarized as follows (dollars in thousands):

	Estimated Amortization Periods	2003	2002
Non-amortizable goodwill	—	$63,564	$57,489
Non-amortizable other intangible assets	—	2,900	2,900
Amortizable other intangible assets	30	3,320	—

Total		69,784	60,389
Less accumulated amortization		(8,447)	(8,399)

Net		$61,337	$51,990

The changes in the gross carrying value of goodwill and other intangible assets for the year ended December 31, 2003 are as follows (in thousands):

		2003
Balance, beginning of year		$60,389
Acquired during the year (Note 1)		7,145
Adjustments to previously recorded purchase price (Note 1)		2,338
Other		(88)

Balance, end of year		$69,784

Marketable Equity Securities — The Company’s marketable equity securities are included in other noncurrent assets and are classified as “available for sale” as they are not bought and held principally for the purpose of near-term sale. Accordingly, these securities are reported at fair value, with temporary unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of stockholders’ equity. Management intends to hold these securities through at least fiscal 2004, and accordingly, they are reflected as noncurrent assets. Realized gains and losses on sales of marketable equity securities are determined using the specific identification method.

At December 31, 2003 and 2002, the fair value of marketable equity securities was $195,000 and $313,000. Valuation allowances reflected as a charge to stockholders’ equity to reduce the carrying amount of long-term marketable equity securities to market value as of December 31, 2003 and 2002 consisted of (in thousands):

		2003	2002
Gross unrealized losses		$18	$37
Income tax benefit		(7)	(15)

Net		$11	$22

Marketable equity securities with fair value declines assessed as other than temporary resulted in recognized pretax losses of $554,000 in 2001. There were no such losses recognized in 2003 or 2002. Sales of marketable equity securities resulted in realized gains of $136,000 in 2003, realized losses of $134,000 in 2002, and realized gains of $303,000 in 2001. Such gross recognized losses and gross realized gains and losses are reflected net as corresponding reclassification adjustments in other comprehensive loss for the respective periods.

Deferred Financing Costs — Deferred financing costs are included in other noncurrent assets and amortized over the associated debt terms. Deferred financing costs of $9,164,000 and $12,811,000 are reported net of accumulated amortization of $746,000 and $6,948,000 at December 31, 2003 and 2002. As discussed in Note 5, previously deferred loan costs associated with the Company’s former credit facility and former senior subordinated notes replaced and redeemed in 2003, and early redemption of convertible subordinated debentures in 2002, were written off as a charge to earnings in the respective years.

Deferred Income — Deferred income as of December 31, 2003 and 2002 consists of (in thousands):

	2003	2002
TMS Preferred Seat License fees, net	$8,076	$8,890
Deferred Speedway Club membership income	3,704	3,949
Other	—	1,251

Total	$11,780	$14,090

TMS offers Preferred Seat License (PSL) agreements whereby licensees are entitled to purchase annual TMS season-ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season-ticket packages when and as offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket and are transferable once each year subject to certain terms and conditions. Also, licensees are not entitled to refunds for postponement or cancellation of events due to weather or certain other conditions. Net PSL fees are deferred when received and amortized into income over the estimated useful life of TMS’s facility or recognized upon license agreement termination.

The LMS and TMS Speedway Clubs sell extended memberships that entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments. Net membership revenues are deferred when billed and amortized into income over an estimated average membership term of ten years. Net membership income, before income taxes, recognized for these memberships was $959,000 in 2003, $896,000 in 2002, and $669,000 in 2001.

Certain TMS condominium sales contracts provided buyers the right to require Company repurchase within three years from the purchase date. Gain recognition was deferred until the buyer’s right expired. All such buyer rights expired in 2001. Aggregate gains approximating $2,259,000, before income taxes, were recognized in 2001 upon expiration of such buyer rights and are included in other income. There were no such gains recognized in 2003 or 2002.

Advertising Expenses — Event related advertising costs are expensed when an event is held and included principally in direct expense of events. Non-event related advertising costs, including direct-response advertising once primary media promotion has commenced, are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $14,065,000 in 2003, $15,102,000 in 2002, and $16,385,000 in 2001. There were no direct-response advertising costs deferred at December 31, 2003 or 2002.

Operating Leases — The Company has various operating leases principally for office space, equipment associated with conducting racing events, and equipment used in other operations. These operating leases typically have initial terms of less than one year or are cancelable with minimal notice. Rent expense for operating leases amounted to $4,178,000 in 2003, $3,540,000 in 2002 and $4,443,000 in 2001.

FTC Refund Claims Settlement — In 2001, the Federal Trade Commission (FTC) filed a complaint against SMI and Oil-Chem seeking to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to address alleged injury to customers. In March 2003, a settlement was reached resolving all FTC claims against SMI and Oil-Chem without any admission of liability by SMI and Oil-Chem. The FTC staff confirmed the advertising claims SMI and Oil-Chem may make going forward and indicated no compliance action would be merited as a result of such advertising claims. To avoid protracted litigation with the FTC, as a part of the settlement, SMI and Oil-Chem offered a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the settlement terms, aggregate refunds payable by SMI and Oil-Chem are not to exceed $1,000,000. Customer refund requests received have exceeded the maximum settlement payment. As such, refund payments aggregate $1,000,000 plus associated expenses. The Company recorded a charge to earnings in 2003 of $1,154,000 pre-tax, or $700,000 after income taxes, for the FTC refund claims settlement and associated costs of refund processing.

Cancelled CART Race Settlement, Net — A major Championship Auto Racing Teams (CART) racing event originally scheduled at TMS in April 2001 was not conducted as a result of a decision made by CART’s sanctioning body. The Company offered refunds of paid tickets and certain other event revenues. In October 2001, Company legal action against CART claiming negligence and breach of contract was settled for approximately $5.0 million, representing recovery of associated sanction fees, race purse, various expenses, lost revenues and other damages. The CART settlement is reflected net of associated race event costs of approximately $3.6 million in 2001.

Income Taxes — The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming realization and settlement at amounts reported in the financial statements.

Stock-Based Compensation (see Note 10) — The Company continues to account for stock-based employee compensation using Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” which recognizes compensation cost based on the intrinsic value of equity instruments awarded as permitted under SFAS No. 123 “Accounting for Stock-Based Compensation”. All stock options granted under the Company’s 1994 Stock Option Plan and the Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. As such, no compensation cost has been reflected in net income for these plans.

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

	2003	2002	2001
Net income as reported	$58,545	$56,216	$57,592
Less: Stock-based compensation expense determined
using fair value method, net of taxes	(1,555)	(1,278)	(2,829)

Pro forma net income	$56,990	$54,938	$54,763

Basic Earnings Per Share:
As reported	$1.38	$1.33	$1.38
Pro forma	$1.34	$1.30	$1.31

Diluted Earnings Per Share:
As reported	$1.37	$1.32	$1.34
Pro forma	$1.33	$1.29	$1.28

The fair value of each option grant for both stock option plans is estimated on grant date using the Black-Scholes option-pricing model using the following assumptions:

	2003	2002	2001
Options granted	540,000	350,000	505,000
Weighted average grant-date fair values	$4.94	$6.17	$9.24
Expected volatility	25.8%	33.3%	49.1%
Risk-free interest rates	2.5%	2.5%	4.0%
Expected lives (in years)	3.0	3.0	5.0
Dividend yield	1.8%	1.1%	—

The model reflects that dividends were declared in 2003 and 2002 (see Note 6) and no dividends were declared in 2001.

Fair Value of Financial Instruments — Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Marketable equity securities and interest rate swaps are carried at fair value based on quoted market prices. Notes and other receivables, bank revolving credit facility and term loan borrowings are frequently repriced variable interest rate financial instruments, and therefore, carrying values approximate fair value. Fixed rate 8 1/2% senior subordinated notes were fully redeemed in June 2003 (see Note 5). Fixed rate 6 3/4% senior subordinated notes issued in May 2003 have carrying and fair values as of December 31, 2003 as follows (in thousands):

	Carrying Value		Fair Value
	2003	2002	2003	2002
6 3/4% Senior subordinated notes payable	$230,000	—	$236,900	—
8 1/2% Senior subordinated notes payable	—	$251,946	—	$260,000

      Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts and notes receivable, marketable equity securities and interest rate swaps. The Company places its cash and cash equivalents and interest rate swaps with major high-credit qualified financial institutions, limiting its exposure to concentrations of credit risk. Concentrations of credit risk with respect to accounts receivable are limited due to the large numbers and wide variety of customers and customer industries, and their broad geographical dispersion. The Company generally requires sufficient collateral equal or exceeding note amounts, or accepts notes from high-credit quality companies or high net-worth individuals, limiting its exposure to credit risk. Concentrations of credit risk with respect to marketable equity securities are limited through portfolio diversification.

      Reclassifications — Certain prior year accounts were reclassified to conform with current year presentation. Reclassifications include, among other items, property held for sale previously reported at December 31, 2002, consisting of land for development of $12,252,000 was reclassified to noncurrent other assets, and condominiums located at two company speedways (see Note 2) of $3,961,000 were reclassified to property and equipment (see Note 4), in the accompanying December 31, 2002 balance sheet. Although management is in the process of developing and marketing the properties, these assets were reclassified under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” as management is presently unable to determine if sale of these assets is probable within one year.

3. INVENTORIES as of December 31, 2003 and 2002 consist of (in thousands):

			2003	2002
Souvenirs and apparel			$13,233	$10,217
Finished vehicles, parts and accessories			4,542	4,523
Oil lubricant and other			1,901	2,015

Total			$19,676	$16,755

4. PROPERTY AND EQUIPMENT as of December 31, 2003 and 2002 is summarized as follows (dollars in thousands):

		Estimated Useful Lives	2003	2002
Land and land improvements		5-25	$260,762	$247,493
Racetracks and grandstands		5-45	500,538	464,975
Buildings and luxury suites		5-40	264,131	254,254
Machinery and equipment		3-20	31,010	30,100
Furniture and fixtures		5-20	18,829	17,123
Autos and trucks		3-10	7,785	6,537
Construction in progress			25,033	29,003

Total			1,108,088	1,049,485
Less accumulated depreciation			(221,388)	(188,378)

Net			$886,700	$861,107

Construction In Progress — At December 31, 2003, the Company had various construction projects underway to increase and improve facilities for fan amenities and other site improvements at its speedways. The Company’s multi-year reconfiguration of IR is substantially finished, with completion presently scheduled for 2004. In 2003, the Company began construction at LVMS of approximately 14,000 new permanent seats, and began renovating LMS’s infield garages, media center, scoring towers and other facilities, completion of which is presently scheduled for 2004. Similar to prior years, the Company continues to expand concessions, camping, restrooms and other fan amenities. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow particularly at IR, and at other Company speedways.

Land For Development (see Note 2 “Reclassifications”) — In December 2001, management foreclosed on and obtained ownership of property previously collateralizing past due notes receivable, including accrued interest, with carrying values aggregating $12,180,000. Independent appraised fair value less estimated selling costs supported reflecting the property based on note carrying values at foreclosure. The increase in carrying value at December 31, 2002 reflects additional transaction costs. Management is in the process of developing and marketing this property which is adjacent to a regional outlet mall in the Charlotte metropolitan area.

Other Information — Depreciation expense amounted to $33,482,000 in 2003, $31,587,000 in 2002 and $31,315,000 in 2001.

5. LONG-TERM DEBT as of December 31, 2003 and 2002 consists of (in thousands):

	2003	2002
Revolving bank credit facility	$60,000	$90,000
Bank term loan	50,000	—
Senior subordinated notes	230,000	251,946
Other notes payable	367	279

Total	340,367	342,225
Less current maturities	(3,353)	(156)

	$337,014	$342,069

Annual maturities of long-term debt at December 31, 2003 are (in thousands):

2004	$3,353
2005	9,514
2006	12,500
2007	15,625
2008	69,375
Thereafter	230,000

	$340,367

Replacement of Bank Credit Facility and Redemption of Senior Subordinated Notes –- At December 31, 2002 and applicable refinancing dates, the Company had borrowings under a revolving bank credit facility (the Former Credit Facility) of $90,000,000 and outstanding 8 1/2% senior subordinated notes in the aggregate principal amount of $250,000,000 (the Former Senior Subordinated Notes). As further described below, in May 2003, the Company refinanced the Former Credit Facility with proceeds from issuance of new 6 3/4% senior subordinated notes and execution of a replacement credit facility, and in June 2003, redeemed and retired all outstanding Former Senior Subordinated Notes. The Company’s management, including the Board of Directors, believes such debt redemption and replacement transactions were in the Company’s long-term interest based on a favorable interest rate environment and scheduled maturity of the Former Credit Facility in May 2004. All borrowings outstanding under the Former Credit Facility and Former Senior Subordinated Notes were replaced and funded with the issuance of new long-term debt. Proceeds from the new debt arrangements were also used to fund the redemption premium and accrued interest of the Former Senior Subordinated Notes and loan and other transaction costs for the new senior subordinated notes and new credit facility. See “Loss on Early Debt Redemption and Refinancing in 2003” below for information on the associated charge to earnings reflected in 2003.

Former Credit Facility — The Company’s former long-term, senior revolving credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender, had an overall borrowing limit of $250,000,000, with a sub-limit of $10,000,000 for standby letters of credit, was scheduled to mature in May 2004, and was secured by a pledge of the capital stock and other equity interests of all operative Company subsidiaries except

Oil-Chem. Interest was based, at the Company’s option, upon LIBOR plus 0.75% to 1.25% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%.

Former Senior Subordinated Notes — The Company’s 8 1/2% Former Senior Subordinated Notes were scheduled to mature in August 2007, had semi-annual interest payments due February 15 and August 15, and were redeemable at varying prices at the Company’s option.

Bank Credit Facility Replacement — In May 2003, the Company obtained, from a syndicate of banks led by Bank of America, N.A. as an agent and lender, a long-term, senior revolving credit facility and term loan (the 2003 Credit Facility) to replace its Former Credit Facility (see “Former Credit Facility” above). The 2003 Credit Facility was used to repay outstanding borrowings under the Former Credit Facility, redeem a portion of the Former Senior Subordinated Notes, fund capital expenditures and for working capital needs. The 2003 Credit Facility consists of a revolving credit facility with an overall borrowing limit of $250,000,000, and separate sub-limits of $10,000,000 for standby letters of credit and for 15-day swing line loans, a $50,000,000 five-year term loan, has an unused commitment fee of 0.375%, matures in May 2008, and is secured by pledged capital stock and other equity interests of all operative Company subsidiaries except Oil-Chem. Annual principal payments under the term loan are due as follows: $3,125,000 in 2004, $9,375,000 in 2005, $12,500,000 in 2006, $15,625,000 in 2007 and $9,375,000 in 2008. At December 31, 2003, outstanding borrowings under the revolving credit facility amounted to $60,000,000 and under the term loan amounted to $50,000,000, and outstanding letters of credit amounted to $1,315,000. As of December 31, 2003, the Company could borrow up to an additional $188,685,000 under the 2003 Credit Facility.

Interest is based, at the Company’s option, upon (i) LIBOR plus 1.5% to 2.5% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Also, among other items, the Company is required to meet certain financial covenants, including specified levels of net worth and ratios of (i) funded senior debt to EBITDA, (ii) funded debt to EBITDA and (iii) earnings before interest and taxes (EBIT) to interest expense and dividends. The 2003 Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without lender consent, limits annual and aggregate consolidated capital expenditures over the loan term, and allows for payment of dividends and repurchase of SMI securities aggregating up to $17,500,000 annually, increasable in future years subject to maintaining certain financial covenants. The Company also agreed to certain other limitations or prohibitions concerning the incurrence of other indebtedness, pledge of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, dividends, distributions and redemptions. The Company was in compliance with all applicable covenants as of December 31, 2003.

New Senior Subordinated Notes — In May 2003, the Company completed a private placement of 6 3/4% senior subordinated notes (the 2003 Senior Subordinated Notes) in the aggregate principal amount of $230,000,000. The 2003 Senior Subordinated Notes mature in 2013, are redeemable at the Company’s option at varying prices after June 1, 2008, and are guaranteed by all operative Company subsidiaries except Oil-Chem. Interest payments are due semi-annually on June 1 and December 1, commencing December 1, 2003. The 2003 Senior Subordinated Notes are subordinated to all present and future senior secured indebtedness of the Company, including the 2003 Credit Facility described above. The Company filed a registration statement to register these notes in August 2003 and completed the exchange offer in September 2003. The 2003 Senior Subordinated Notes were issued at par, and net proceeds, after commissions and fees, approximated $224,200,000. Such proceeds, along with borrowings under the 2003 Credit Facility, were used to fully redeem the Former Senior Subordinated Notes in June 2003.

The Indenture governing the 2003 Senior Subordinated Notes (the 2003 Senior Subordinated Notes Indenture) contains certain restrictive and required financial covenants. The Company agreed not to pledge its assets to any third party except under certain limited circumstances, and to certain other limitations or prohibitions concerning the incurrence of other indebtedness, issuance of capital stock, guarantees, asset sales, investments, dividends, distributions and redemptions. The 2003 Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. On or after June 1, 2008, the Company may redeem some or all of the 2003 Senior Subordinated Notes at any time at annually declining redemption premiums. On or before June 1, 2006, the Company may redeem up to 35% of the 2003 Senior Subordinated Notes with the proceeds from certain equity offerings at a redemption premium. The 2003 Senior Subordinated Notes Indenture and 2003 Credit Facility agreements contain cross-default provisions. The Company was in compliance with all applicable covenants as of December 31, 2003.

Loss on Early Debt Redemption and Refinancing in 2003 — In May 2003, as further described above, the Company refinanced the Former Credit Facility with proceeds from issuance of new 2003 Senior Subordinated Notes and execution of a replacement 2003 Credit Facility, and in June 2003, redeemed and retired all outstanding Former Senior Subordinated Notes at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred cash flow hedge interest rate swap termination and settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12,800,000, before income taxes of $5,030,000, were reflected as a charge to earnings in 2003.

Loss on Early Debt Redemption in 2002 — In 1996, the Company issued 5 3/4% convertible subordinated debentures aggregating $74,000,000, of which $20,306,000 in aggregate principal were repurchased through 2001. In April 2002, the Company redeemed all then outstanding 5 3/4% convertible subordinated debentures aggregating $53,694,000 at 101.64% of par value. At December 31, 2002 and 2001, 1,726,000 and 2,122,000 shares of common stock would have been issuable upon conversion (see Note 6). Redemption reduced future interest expense and eliminated the associated dilution effect on earnings per share, and was funded entirely from available cash investments. The net redemption premium, associated unamortized net deferred loan costs, and transaction costs totaling approximately $1,237,000, before income taxes of $486,000, were reflected as a charge to earnings in 2002.

Interest Rate Swaps — The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. In August 2003, the Company entered into two interest rate swap transactions with a financial institution that provide fixed interest rate features on certain variable rate term loan obligations and variable interest rate features on certain fixed rate senior subordinated debt obligations. The two swaps are separately designated as fair value and cash flow hedges of the underlying fixed and variable rate debt obligations. The swaps have notional amounts, interest payments and maturity dates that match the underlying debt and meet the conditions for assuming no ineffectiveness using the short-cut method under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Periodic settlements are reflected as adjustments to interest expense and included in financing activities in the statement of cash flows corresponding with the underlying hedged debt. For early terminated swap agreements, net settlement payments at termination are deferred when received and amortized into income as a yield adjustment to interest expense over the underlying hedged debt term.

Under the cash flow hedge, the Company pays a 3.54% fixed interest rate and receives a variable interest rate based on LIBOR, and under the fair value hedge, the Company pays a variable interest rate based on 1.97% over LIBOR and receives a 6.75% fixed interest rate, each on principal notional amounts of $50,000,000. The agreements provide for settlement every six months beginning on December 1, 2003, and expire in June 2008 and June 2013 corresponding with the underlying hedged debt terms. Net settlement payments of $192,000 received on December 1, 2003 are reflected as a reduction to interest expense in 2003. At December 31, 2003, the net estimated fair market value of these hedges combined is $422,000. As such, in accordance with SFAS No. 133 as amended, the Company has reflected $432,000 in liabilities and $6,000 in other comprehensive income (loss), after income taxes of $4,000, for these hedges.

In June 2001, the Company entered into an interest rate swap transaction with a financial institution that provided variable interest rate features on certain fixed rate senior subordinated debt obligations. The agreement provided that the Company pay a variable interest rate based on LIBOR, and that the Company receive a fixed interest rate of 5.9%, on a principal notional amount of $125,000,000. The swap was designated as a cash flow hedge of the underlying fixed rate debt obligation, and met the conditions for assuming no ineffectiveness using the short-cut method under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. In September 2001, the swap agreement was terminated with a $1,600,000 net settlement payment to the Company that was deferred and being amortized into income as a yield adjustment to interest expense over the underlying hedged debt term through 2007. Upon early redemption of the underlying debt in June 2003, the deferred gain was recognized and included in determining the associated loss described above. Interest expense reflects adjustments totaling $124,000 in 2003, $270,000 in 2002 and $79,000 in 2001.

Subsidiary Guarantees — Amounts outstanding under the 2003 Credit Facility and 2003 Senior Subordinated Notes are guaranteed by all of SMI’s operative subsidiaries except for one minor wholly-owned subsidiary, Oil-Chem. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to SMI.

Interest Expense, Net — Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2003	2002	2001
Gross interest costs	$23,679	$26,059	$30,841
Less: capitalized interest costs	(1,384)	(2,335)	(2,386)

Interest expense	22,295	23,724	28,455
Interest income	(1,479)	(2,525)	(4,139)

Interest expense, net	$20,816	$21,199	$24,316

Weighted-average interest rate on borrowings under bank revolving credit facility	2.7%	2.4%	5.0%

6. CAPITAL STRUCTURE AND PER SHARE DATA

Preferred Stock — At December 31, 2003, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company’s Board of Directors. No preferred shares were issued or outstanding at December 31, 2003 or 2002.

Per Share Data — Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt prior to redemption in April 2002 (see Note 5). The following schedule reconciles basic and diluted earnings per share (in thousands except per share amounts):

	2003	2002	2001
Income from continuing operations before accounting change	$58,545	$61,175	$58,409
Loss from operations and disposal of discontinued business, net of taxes (Note 1)	—	(686)	(817)

Income before accounting change	58,545	60,489	57,592
Cumulative effect of accounting change, net of taxes (Note 2)	—	(4,273)	—

Net income applicable to common stockholders	58,545	56,216	57,592
Adjustment to interest expense for assumed conversion of 5 3/4% convertible debentures, net of taxes (Note 5)	—	507	1,901

Net income applicable to common stockholders and assumed conversions	$58,545	$56,723	$59,493

Weighted average common shares outstanding	42,517	42,114	41,753
Dilution effect of assumed conversions:
Common stock equivalents - stock options	281	380	704
5 3/4% Convertible debentures (Note 5)	—	507	1,910

Weighted average common shares outstanding and assumed conversions	42,798	43,001	44,367

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	177	199	297

Basic Earnings Per Share:
Continuing operations before accounting change	$1.38	$1.44	$1.40
Discontinued operations (Note 1)	—	(0.01)	(0.02)
Accounting change (Note 2)	—	(0.10)	—

Basic earnings per share	$1.38	$1.33	$1.38

Diluted Earnings Per Share:
Continuing operations before accounting change	$1.37	$1.43	$1.36
Discontinued operations (Note 1)	—	(0.01)	(0.02)
Accounting change (Note 2)	—	(0.10)	—

Diluted earnings per share	$1.37	$1.32	$1.34

Declaration of Cash Dividends - On October 1, 2003, the Company’s Board of Directors approved an annual cash dividend of $0.305 per share of common stock which aggregated approximately $13,037,000 paid on November 14, 2003 to shareholders of record as of October 31, 2003.

On October 7, 2002, the Company’s Board of Directors approved an initial annual cash dividend of $0.30 per share of common stock which aggregated approximately $12,666,000 paid on November 14, 2002 to shareholders of record as of October 31, 2002.

Both dividends were funded entirely from available cash and cash investments on hand. See Note 5 “Bank Credit Facility Replacement” and “New Senior Subordinated Notes” for annual limitations on dividend payments.

7. INCOME TAXES

Components of the provision for income taxes are (in thousands):

	2003	2002	2001
Current:
Federal	$6,942	$14,160	$7,366
State	596	4,181	2,243

	7,538	18,341	9,609

Deferred:
Federal	25,272	18,958	25,686
State	5,415	2,310	2,575

	30,687	21,268	28,261

Total	$38,225	$39,609	$37,870

Reconciliation of statutory federal and effective income tax rates is as follows:
	2003	2002	2001
Statutory federal tax rate	35%	35%	35%
State and local income taxes, net of federal income tax effect	4	4	3
Goodwill impairment charge and other, net (Note 2)	1	2	1

Total	40%	41%	39%

Tax effects of temporary differences resulting in deferred income taxes are (in thousands):
	2003	2002
Deferred tax liabilities:
Property and equipment	$180,445	$156,263
Expenses deducted for tax purposes and other	2,953	1,337

Subtotal	183,398	157,600

Deferred tax assets:
Income previously recognized for tax purposes	(7,595)	(3,406)
Stock option compensation expense	—	(296)
PSL and other deferred income recognized for tax purposes	(4,446)	(4,845)
State and federal net operating loss carryforwards	(3,730)	(3,891)
Alternative minimum tax credit	(16,539)	(22,834)

Subtotal	(32,310)	(35,272)
Less: Valuation allowance	1,759	276

Net deferred tax assets	(30,551)	(34,996)

Total net deferred tax liability	$152,847	$122,604

At December 31, 2003, the Company has approximately $124,529,000 of state net operating loss carryforwards which expire in 2004 through 2023, and approximately $16,539,000 of alternative minimum tax credits that do not expire. At December 31, 2003 and 2002, valuation allowances of $1,759,000 and $276,000 have been provided against deferred tax assets because management is unable to determine whether ultimate realization is more likely than not for certain state net operating loss carryforwards.

As further discussed in Note 2, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, and recorded an impairment charge for goodwill associated with Oil-Chem of $3,815,000 and SoldUSA of $755,000, before income taxes of $297,000, as a change in accounting principle as of January 1, 2002. Goodwill associated with Oil-Chem is not deductible for tax reporting purposes and represents a permanent difference for which current or deferred income tax assets or liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff.

8. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at December 31, 2003 and 2002 include $979,000 and $954,000 due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner, including accrued interest. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at December 31, 2003 and 2002 include $3,764,000 and $8,980,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman, before July 30, 2002 and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to Mr. Smith that it would no longer make payments under the split-dollar life insurance trust arrangements or advances for his benefit.

The Company has made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer for various corporate purposes before July 30, 2002. Notes and other receivables from affiliates at December 31, 2003 and 2002 include $6,051,000 and $6,224,000 due from Sonic Financial. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before December 31, 2004, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2002 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances, and decreases from repayments by affiliates.

Notes and other receivables from affiliates at December 31, 2003 and 2002 also include $295,000 due from a corporation that is a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. The amount due is payable on demand, is collateralized by certain personal property, and because the Company does not anticipate or require repayment before December 31, 2004, has been classified as noncurrent assets in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and affiliate.

Amounts payable to affiliate at December 31, 2003 and 2002 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $197,000 in 2003, $197,000 in 2002 and $143,000 in 2001. Rent expense for Properties approximated $190,000 in 2003, $195,000 in 2002 and $111,000 in 2001. The leases contain terms more favorable to the Company than would be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMI Properties, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties. At December 31, 2003 and 2002, there are no amounts owed to Chartown.

LVMS purchased new vehicles for employee use from Nevada Dodge, a former subsidiary of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive

Officer is a controlling stockholder, for approximately $245,000 in 2003 and $734,000 in 2002. The Company believes the purchase terms approximate market value and are no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. In 2001, LVMS leased a fleet of new vehicles, for one year, for use by its employees from Nevada Dodge for approximately $217,000. The Company believes these lease terms approximated market value and are no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2003 and 2002, there are no amounts owed to SAI.

Oil-Chem sold zMax oil lubricant product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $1,850,000 in 2003, $1,841,000 in 2002 and $665,000 in 2001. These sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2003 and 2002, Oil-Chem had $155,000 and $180,000 due from SAI.

SAI and its dealerships frequently purchase various apparel items, which are screenprinted or embroidered with SAI and dealership logos, for its employees as part of internal marketing and sales promotions. Total purchases from SMI Properties and SMI Trackside by SAI and its dealerships approximated $223,000 in 2003, $405,000 in 2002 and $219,000 in 2001. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2003 and 2002, amounts due from SAI were not significant.

With respect to the foregoing transactions, interest expense accrued on amounts payable to, and interest income earned on amounts due from, affiliates for 2001 through 2003, is summarized as follows (in thousands):

	2003	2002	2001
Interest expense	$110	$119	$270
Interest income	574	861	1,933

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

On February 8, 2000, Robert L. “Larry” Carrier filed a lawsuit against SMI and BMS in the Chancery Court for Sullivan County, Tennessee. This suit alleged that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint sought $15 million in compensatory and $60 million in punitive damages as well as injunctive relief. On October 11, 2002, the trial court entered a judgment against SMI and BMS for approximately $1,400,000 in damages plus costs. On February 19, 2003, the court entered into an amended judgment awarding approximately $2,400,000 to the plaintiff, and awarding BMS exclusive possession of the leased premises. A charge to earnings of approximately $2,400,000 was reflected in 2002 for the litigation. The plaintiff and the Company have appealed this judgment. The Company believes that the plaintiff’s claim is without merit and intends to pursue its rights to appeal vigorously.

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

To date, 103 individuals claiming injuries from the bridge failure on May 20, 2000, have filed a total of 48 separate lawsuits. Forty-four of these cases, involving 91 individuals, have been resolved by the defendants. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The final federal lawsuits settled in September 2003. The defendants reached state court settlements in one lawsuit by two plaintiffs in October 2003 and two lawsuits by two plaintiffs in January 2004, with claims being dismissed as to all defendants, including SMI and LMS. In addition, one state court lawsuit by one plaintiff was dismissed in January 2004. No new lawsuits have been filed in this matter and no additional filings are anticipated.

All of the lawsuits have been consolidated before one judge and are pending in Mecklenburg County. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all of the evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall, and therefore LMS will be jointly and severally liable for future verdicts. In addition, the Court dismissed all claims for punitive damages in all lawsuits. On March 3, 2004, a verdict assessing damages against the defendants was entered by the Court in one lawsuit by two plaintiffs.

The Company is vigorously defending itself in the remaining cases which are being tried solely on damages and are in discovery. The following remaining plaintiffs have pending claims in North Carolina State Court in this matter filed on the dates indicated:

Date Filed	LMS Bridge Collapse Plaintiffs
10/12/00	Bryan Heath Baker, Susan D. Baker, John A. Hepler, III, Tammy L. Hepler, Margaret Lindsey, Walter Sudderth and Steven Vanderhoof

4/29/01	Susan Anderson

8/27/01	Edwin L. King and Patricia C. King

5/12/03	James Mann and Shelly Mann

Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s financial position or future results of operations.

On May 24, 2000, a Petition for Writ of Mandate, Declaratory Relief and Injunctive Relief was filed in the Superior Court of California, Sonoma County by Yellow Flag Alliance, Tony Lilly and Nancy Lilly against Sonoma County and Sonoma County Board of Supervisors. This action challenges the Sonoma County Board of Supervisors’ authorization of an IR renovation project. In particular, the petitioners claim that the County board failed to follow California statutes requiring environmental assessments of the IR project on issues such as noise, traffic, visual impairments, land use and zoning. Although neither SMI nor IR is named in the action, an adverse outcome could impact the Company’s ability to expand the IR facility to the extent previously planned. In January 2004, this matter was settled with no material impact on IR’s operations and no payments by SMI or IR to the parties to the action.

On August 23, 2000, a shareholder derivative complaint was filed against SMI and its directors in the Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. Wheeler, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack F. Kemp and Speedway Motorsports, Inc., alleges that in February 2000, SMI sold the Las Vegas Industrial Park – R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, SMI’s Chief Executive Officer, Chairman and majority stockholder, at less than these properties’ fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. Plaintiffs are seeking unspecified damages, the establishment of a system of internal controls and procedures, rescission of the transaction with Mr. Smith or, alternatively, unspecified rescissory damages from Mr. Smith, and plaintiff’s costs and attorney fees. The defendants filed an answer denying the allegations of the complaint. On July 16, 2003, the defendants filed a motion for summary judgment. On October 14, 2003, the Court granted the defendants’ motion for summary judgment and dismissed all of the plaintiff’s claims. The plaintiff has appealed this decision.

On February 13, 2002, Francis Ferko, as a shareholder of SMI, filed a lawsuit in the United States Federal Court for the Eastern District of Texas against NASCAR and International Speedway Corporation (ISC) alleging, among other things, that NASCAR and ISC unlawfully refused to award SMI a NASCAR NEXTEL (formerly Winston) Cup Series race date at TMS. The plaintiff demands judgment against defendants NASCAR and ISC for a NEXTEL Cup race date at TMS, monetary damages and other relief. The Company was named as a necessary party to the lawsuit, since the lawsuit is being brought on behalf of the Company by a shareholder. The Company has not asserted any claim in this matter.

LMS’s property includes areas used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992, but LMS currently allows certain property to be used for land clearing and inert debris landfilling (LCID). Landfilling for construction and demolition debris (C&D) has ceased on the LMS property. Management believes that the Company’s operations, including the landfills on our property, comply with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would adversely affect the Company’s financial position or future results of operations.

The Company is a party to other litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company’s financial condition or future results of operations.

10. STOCK OPTION PLANS

1994 Stock Option Plan — The SMI Board of Directors and stockholders adopted the Company’s 1994 Stock Option Plan to attract and retain key personnel. The stock option plan provides for granting options to purchase up to an aggregate of 4,000,000 shares of common stock to directors, officers and key employees of SMI and its subsidiaries. All options granted to purchase shares under this plan generally vest six months, and expire ten years, from grant date. At December 31, 2003, options for 183,000 shares are available for future grant. All options provide for the purchase of common stock at a price as determined by the Compensation Committee of the Board of Directors. The exercise price of all stock options granted through 2003 was the fair or trading value of the Company’s common stock at grant date. The 1994 Stock Option Plan is scheduled to terminate on December 21, 2004. As further described below, the SMI Board of Directors adopted a new 2004 Stock Incentive Plan subject to stockholder approval at the 2004 Annual Meeting on April 21, 2004.

Formula Stock Option Plan — The Company’s Board of Directors and stockholders adopted the Formula Stock Option Plan for the benefit of the Company’s outside directors. The plan authorizes options to purchase up to an aggregate of 800,000 shares of common stock. At December 31, 2003, options for 430,000 shares are available for future grant. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share at award date. At the Company’s 2002 Annual Meeting, stockholders voted to amend the plan to reduce the number of common stock shares awarded annually to each outside director from 20,000 to 10,000. All options to purchase shares under this plan generally vest six months, and expire ten years, from grant date. Effective January 2, 2004, the Company granted options to purchase 10,000 shares to each of the four outside directors at an exercise price per share of $28.77 which equaled market value at date of grant.

Other option information regarding both stock option plans for 2001 through 2003 is summarized as follows (shares in thousands):

	1994 Stock Option Plan			Formula Stock Option Plan
Activity	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2001	2,246	$3.75-$41.13	$20.23	200	$14.94-$27.88	$24.29
Granted	445	18.85-23.21	19.00	60	22.31	22.31
Cancelled	(45)	9.00-33.81	21.31	—	—	—
Exercised	(86)	3.75-22.38	12.80	—	—	—

Outstanding, December 31, 2001	2,560	3.75-41.13	20.25	260	14.94-27.88	23.84
Granted	300	26.36	26.36	50	25.65	25.65
Cancelled	(142)	18.85-41.13	37.47	—	—	—
Exercised	(430)	3.75-23.50	12.01	—	—	—

Outstanding, December 31, 2002	2,288	3.75-41.13	21.53	310	14.94-27.88	24.13
Granted	500	25.19-29.64	28.60	40	26.06	26.06
Cancelled	(9)	18.85-33.81	27.37	—	—	—
Exercised	(425)	3.75-26.36	11.41	(20)	—	20.63

Outstanding, December 31, 2003	2,354	$3.75-$41.13	$24.84	330	$14.94-$27.88	$24.52

	1994 Stock Option Plan			Formula Stock Option Plan
		Weighted Average			Weighted Average
Exercisable	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Years	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Years
December 31, 2001	1,933	$19.78	5.7	260	$23.84	7.0
December 31, 2002	1,988	20.80	5.5	310	24.13	6.5
December 31, 2003	1,911	23.90	5.5	330	24.52	6.1

Options outstanding and exercisable for both stock option plans combined as of December 31, 2003 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Average Range of Exercise Prices	Number Outstanding	Exercise Price	Remaining Contractual Life-In Years	Number Exercisable	Exercise Price	Remaining Contractual Life-In Years
$3.75	247	$3.75	1.0	247	$3.75	1.0
9.00	9	9.00	1.2	9	9.00	1.2
14.94-20.63	228	18.66	6.8	228	18.66	6.8
22.31-22.38	160	22.35	7.0	160	22.35	7.0
23.00-24.38	387	23.37	4.0	387	23.37	4.0
24.81-25.63	365	25.40	6.3	290	25.45	5.4
26.06-26.36	326	26.32	9.1	326	26.32	9.1
26.88-29.13	295	28.43	5.9	295	28.43	5.9
29.64	368	29.64	10.0	—	—	—
33.81	104	33.81	6.2	104	33.81	6.2
41.13	195	41.13	5.5	195	41.13	5.5

$3.75-$41.13	2,684	$24.80	6.3	2,241	$23.99	5.6

Employee Stock Purchase Plan — The Company’s Board of Directors and stockholders adopted the SMI Employee Stock Purchase Plan to provide employees the opportunity to acquire stock ownership. An aggregate total of 400,000 shares of common stock are presently reserved for purchase under the plan. At December 31, 2003, approximately 162,000 shares are available for future grant. In March 2004, the Board of Directors adopted an amendment to the SMI Employee Stock Purchase Plan to increase the authorized number of shares of common stock issuable thereunder from 400,000 to 800,000 subject to stockholder approval at the 2004 Annual Meeting. Each January 1, eligible employees electing to participate are granted the right to purchase shares of common stock. Prior to each January 1, the Compensation Committee of the Board of Directors determines the number of shares available for purchase under each option, with all grants the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in each calendar year, nor which would allow an employee to purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. Participating employees may designate a limited percentage of their annual compensation or directly contribute an amount for deferral as contributions to the Plan. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Grants may be exercised once at the end of each calendar quarter, and will be automatically exercised to the extent of each participant’s contributions. Grants that are unexercised expire at the end of each calendar year.

In 2003, 2002, and 2001, employees purchased approximately 72,000, 28,000, and 24,000 shares granted under the Plan at an average purchase price of $23.18, $22.70 and $21.10 per share, respectively.

New 2004 Stock Incentive Plan –- As described above, SMI’s 1994 Stock Option Plan will expire by its terms on December 21, 2004. In February 2004, the SMI Board of Directors adopted a new 2004 Stock Incentive Plan (the 2004 Plan) subject to stockholder approval at the Annual Meeting on April 21, 2004. The 2004 Plan is proposed to allow SMI, among other things, to continue to provide equity-based incentives to, and continue to attract and retain, key employees, directors and other individuals providing services to the Company. Awards under the 2004 Plan may be in the form of incentive stock options, non-statutory stock options or restricted stock. Approval of the 2004 Plan will not amend or modify the 1994 Plan. SMI will continue to have the right to grant stock options in accordance with the terms of the 1994 Plan until its expiration in December 2004. Approval of the 2004 Plan and termination of the 1994 Plan will not adversely affect rights under any outstanding stock options previously granted under the 1994 Plan.

Under the proposed 2004 Plan, 2,500,000 shares of SMI’s common stock will be reserved for issuance, subject to various restrictions and adjustments including the following: (1) no more than 1,000,000 shares may be granted in the form of restricted stock awards; (2) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (3) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (4) in the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. The Company may be required to recognize compensation cost for restricted stock awards, if any, using the fair value method of accounting for stock-based employee compensation. Any compensation cost is not determinable until such time that restricted stock award amounts, prices and vesting provisions, among other factors, are known.

11. EMPLOYEE BENEFIT PLAN

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to all Company employees meeting certain eligibility requirements. The Plan allows participants to elect contributions of up to 15% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants are fully vested in Company matching contributions after five years. The Company’s contributions to the Plan were $199,000 in 2003, $171,000 in 2002 and $167,000 in 2001.

Exhibit Number	Description
*3.1	Certificate of Incorporation of Speedway Motorsports, Inc. (“SMI”) (incorporated by reference to Exhibit 3.1 to SMI’s Registration Statement on Form S-1 filed December 22, 1994 (File No. 33-87740) of SMI (the “Form S-1”)).

*3.2	Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form S-1).

*3.3	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431) (the “November 1996 Form S-3”)).

*3.4	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091) (the “September 1997 Form S-4”)).

*4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

*4.2	Indenture dated as of May 16, 2003 among SMI, the guarantors named therein, and U.S. Bank National Association, as trustee (the “2003 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 Form 10-Q”)).

*4.3	Form of 6 3/4% Senior Subordinated Notes due 2013 (included in the 2003 Indenture)

†*10.1	Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R. Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).

†*10.2	Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and H.A. “Humpy” Wheeler, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.44 to the Form S-1).

†*10.3	Speedway Motorsports, Inc. 1994 Stock Option Plan Amended and Restated May 9, 2002 (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed May 31, 2002 (File No. 333-89496).

†*10.4	Speedway Motorsports, Inc. Formula Stock Option Plan Amended and Restated May 5, 1998 (incorporated by reference to Exhibit 4.1 to the Post Effective Amendment No. 2 to SMI’s Registration Statement on Form S-8 filed October 9, 2001 (File No. 333-49027)).

†*10.5	Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and Restated as of May 3, 2000 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed March 24, 2000).

*10.6	Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to Form S-1).

*10.7	Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton Smith in favor of SMI (incorporated by reference to Exhibit 10.20 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1995).

*10.8	Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).

*10.9	Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

*10.10	Guaranty Agreement dated as of December 18, 1996 among SMI, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).

*10.11	Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe’s Home Center’s, Inc., Lowe’s HIW, Inc. and Sterling Advertising Ltd. (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

*10.12	Credit Agreement dated as of May 28, 1999 (the “Credit Agreement”) among SMI and Speedway Funding Corp., as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including NationsBank, N.A., as agent for the lenders and a lender (incorporated by reference to Exhibit 10.36 to SMI’s Registration Statement on Form S-4 filed June 4, 1999 (File No. 333-80021) (the “June 1999 Form S-4”).

*10.13	First Amendment to the Credit Agreement, dated as of September 12, 2002 (incorporated by reference to Exhibit 10.13 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.14	Pledge Agreement dated as of May 28, 1999 among SMI and the subsidiaries of SMI that are guarantors under the Credit Agreement, as pledgors, and, NationsBank, N.A., as agent for the lenders under the Credit Agreement (incorporated by reference to Exhibit 10.37 to the June 1999 Form S-4).

*10.15	Asset Purchase Agreement between Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and Levy Premium Foodservice Limited Partnership dated November 29, 2001 (the “Levy Asset Purchase Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.14 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

*10.16	Amendment Number 1 to Levy Asset Purchase Agreement dated January 31, 2002 (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the 2001 Form 10-K).

*10.17	Management Agreement by and between SMI, Levy Premium Foodservice Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (the “Levy Management Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to the 2001 Form 10-K).

*10.18	Assignment of and Amendment to Levy Management Agreement dated January 24, 2002 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

*10.19	Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy Premium Foodservice Limited Partnership (incorporated by reference to Exhibit 10.18 to the 2001 Form 10-K).

*10.20	Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc. in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and SMI (incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K).

*10.21	Naming Rights Agreement Between Sears Point Raceway, LLC and SMI, and Infineon Technologies North America Corp., dated June 11, 2002 (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed June 24, 2002).

*10.22	Credit Agreement dated as of May 16, 2003 among SMI and Speedway Funding, LLC as borrowers, certain subsidiaries and related parties of SMI, as Guarantors, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (the “2003 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to SMI’s June 2003 Form 10-Q).

*10.23	Pledge Agreement dated as of May 16, 2003 by SMI and the subsidiaries of SMI that are guarantors under the 2003 Credit Agreement, as pledgors, and Bank of America, N.A. as agent for the Lenders and a Lender under the 2003 Credit Agreement (incorporated by reference to Exhibit 10.2 to SMI’s June 2003 Form 10-Q).

*10.24	Registration Rights Agreement dated as of May 16, 2003 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.3 to SMI’s June 2003 Form 10-Q).

*10.25	Purchase Agreement dated May 8, 2003 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.4 to SMI’s June 2003 Form 10-Q).

14.1	Code of Ethics of Speedway Motorsports, Inc.

21.1	Subsidiaries of SMI.

23.1	Independent Auditors’ Consent for Registration Statements Nos. 333-69616, 333-49027, 333-69618 and 333-89496 of Speedway Motorsports, Inc. on Form S-8 and Registration Statement No. 333-13431 of Speedway Motorsports, Inc. on Form S-3.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Speedway Motorsports, Inc. - Risk Factors.

99.2	Speedway Motorsports, Inc. Corporate Governance Guidelines

99.3	Audit Committee Charter

99.4	Nominating/Governance Committee Charter

99.5	Compensation Committee Charter

*	Previously filed.
†	Management compensation contract, plan or arrangement.