Form 10-Q
period 2004-03-31
SPEEDWAY MOTORSPORTS INC
filed 2004-05-06
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 5, 2004, there were 43,138,361 shares of common stock outstanding.

The following Notes to Unaudited Consolidated Financial Statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Legal Proceedings contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include (1) statements in this Quarterly Report on Form 10-Q that reflect projections or expectations of the Company’s future financial or economic performance; (2) statements that are not historical information; (3) statements of the Company’s beliefs, intentions, plans and objectives for future operations, including those contained in “Business”, “Properties”, “Legal Proceedings”, “Controls and Procedures” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (4) statements relating to our operations or activities for 2004 and beyond; and (5) statements relating to the Company’s future capital projects, hosting of races, broadcasting rights or sponsorships and legal proceedings and other contingencies. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, “may”, “plans”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 to the Company’s fiscal 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available to the Company as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking information contained in this report.

The Company’s website is located at www.gospeedway.com. The Company makes available free of charge, through its website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after the Company electronically files those materials with the SEC. The Company also posts on its website the charters of the Company’s Audit, Compensation, and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or New York Stock Exchange regulations. The documents are also available in print, free of charge, to any shareholder who requests by contacting the Company’s corporate secretary at its executive offices.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$169,713	$134,472
Accounts receivable	53,536	27,937
Prepaid income taxes	—	5,955
Inventories	20,070	19,676
Prepaid expenses and other current assets	4,320	16,708

Total Current Assets	247,639	204,748
Property and Equipment, Net	902,239	886,700
Goodwill and Other Intangible Assets, Net	61,274	61,337
Notes and Other Receivables:
Affiliates	10,077	11,089
Other	2,412	2,412
Other Assets	24,238	24,270

TOTAL	$1,247,879	$1,190,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$4,813	$3,353
Accounts payable	20,023	15,086
Deferred race event income, net	101,419	94,962
Accrued income taxes	10,039	—
Accrued interest	5,693	1,822
Accrued expenses and other liabilities	21,592	20,746

Total Current Liabilities	163,579	135,969
Long-Term Debt	335,525	337,014
Payable to Affiliate	2,594	2,594
Deferred Income, Net	11,841	11,780
Deferred Income Taxes	151,595	152,847
Other Liabilities	4,088	2,278

Total Liabilities	669,222	642,482

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $.10 par value, shares authorized – 3,000,000, no shares issued	—	—
Common stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 43,137,000 in 2004 and 42,887,000 in 2003	431	429
Additional paid-in capital	189,691	182,785
Retained earnings	389,609	364,865
Accumulated other comprehensive loss	(1,074)	(5)

Total Stockholders’ Equity	578,657	548,074

TOTAL	$1,247,879	$1,190,556

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
		(Note 2)
REVENUES:
Admissions	$48,839	$61,824
Event related revenue	32,091	41,043
NASCAR broadcasting revenue	30,464	34,721
Other operating revenue	10,780	8,488

Total Revenues	122,174	146,076

EXPENSES AND OTHER:
Direct expense of events	19,397	23,827
NASCAR purse and sanction fees	21,725	27,410
Other direct operating expense	10,075	8,069
General and administrative	16,510	15,329
Depreciation and amortization	9,024	8,453
Interest expense, net	4,434	5,106
Other expense, net	110	311

Total Expenses and Other	81,275	88,505

Income Before Income Taxes	40,899	57,571
Income Tax Provision	16,155	22,689

NET INCOME	$24,744	$34,882

Basic Earnings Per Share (Note 5)	$0.58	$0.82

Weighted Average Shares Outstanding	42,999	42,359
Diluted Earnings Per Share (Note 5)	$0.57	$0.82

Weighted Average Shares Outstanding	43,332	42,617

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Total Stock- holders’ Equity
	Shares	Amount			Fair Market Value Adjustment	Unrealized Holding Gain (Loss)
BALANCE - JANUARY 1, 2004	42,887	$429	$182,785	$364,865	$6	$(11)	$548,074
Net income	—	—	—	24,744	—	—	24,744
Fair market value adjustment to interest rate hedge	—	—	—	—	(1,080)	—	(1,080)
Change in net unrealized gain (loss) on marketable equity securities	—	—	—	—	—	11	11

Comprehensive income							23,675
Issuance of stock under employee stock purchase plan	16	—	410	—	—		410
Exercise of stock options	234	2	5,942	—	—		5,944
Tax benefit from exercise of stock options	—	—	554	—	—	—	554

BALANCE - MARCH 31, 2004	43,137	$431	$189,691	$389,609	$(1,074)	—	$578,657

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Three Months Ended March 31,
	2004	2003
		(Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,744	$34,882
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	—	266
Depreciation and amortization	9,024	8,453
Amortization of deferred income	(302)	(358)
Changes in operating assets and liabilities:
Accounts receivable	(25,149)	(29,149)
Prepaid and accrued income taxes	15,994	21,470
Inventories	(394)	(1,021)
Prepaid expenses and other current assets	12,388	(1,768)
Accounts payable	2,938	6,250
Deferred race event income	6,457	(10,582)
Accrued expenses and other liabilities	4,717	(4,828)
Deferred income	363	251
Other assets and liabilities	(499)	337

Net Cash Provided By Operating Activities	50,281	24,203

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(29)	(13)
Exercise of common stock options	6,498	331
Issuance of stock under employee stock purchase plan	410	—

Net Cash Provided By Financing Activities	6,879	318

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,481)	(28,802)
Proceeds from sales of property and equipment and property held for sale	—	255
Proceeds from sales of marketable equity securities	—	99
Increase in notes and other receivables:
Affiliates	(111)	(194)
Other	(450)	(2,604)
Repayment of notes and other receivables from affiliates	1,123	122

Net Cash Used By Investing Activities	(21,919)	(31,124)

Net Increase (Decrease) In Cash and Cash Equivalents	35,241	(6,603)
Cash and Cash Equivalents At Beginning Of Period	134,472	112,638

Cash and Cash Equivalents At End Of Period	$169,713	$106,035

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$848	$10,814
Cash paid for income taxes	229	742
Supplemental Information Of Noncash Investing And Financing Activities:
Increase (decrease) in accounts payable for capital expenditures	1,999	(1,703)

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

See Note 1 to the December 31, 2003 Consolidated Financial Statements for further description of the Company’s business operations, properties and scheduled events.

2. SIGNIFICANT ACCOUNTING POLICIES

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2003 included in its 2003 Annual Report on Form 10-K.

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

Revenue and Expense Recognition – The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorship fees, naming rights fees, commissions from food and beverage sales, souvenir sales, promotional and hospitality revenues, luxury suite rentals, broadcasting rights other than NASCAR broadcasting revenue, track rentals, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes revenues from The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”), Legends Car and parts sales, industrial park rentals, MBM, Oil-Chem, TSI, and certain SMI Properties revenues.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of Speedway Clubs’, Legends Car, industrial park rental, MBM, Oil-Chem, TSI and certain SMI Properties revenues.

Event Revenues and Deferred Race Event Income, Net- The Company recognizes admissions, NASCAR broadcasting and event related revenues when an event is held. Souvenir sales and commissions from food and beverage sales are recognized at time of sale. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (1) generally advance revenue is refundable and (2) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements.

Non-Event Souvenir Merchandise and Other Revenues - The Company generally recognizes revenue when products are shipped, title transfers to customers and collection is probable. Where product is sold through electronic media promotional programming on consignment, revenues are recognized upon product shipment to the promoter’s customers.

Naming Rights - The Company presently has two ten-year naming rights agreements which renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway for combined gross fees aggregating approximately $69,000,000 to be received over the ten-year agreement terms which commenced in 2002 and 1999, respectively. Annual contracted fee revenues, and associated expenses, are recognized as associated events are held each year in accordance with the respective agreement terms.

Food and Beverage Management Agreement - Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s six speedways and other outside venues under a long-term food and beverage management agreement. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The Company’s operating profits associated with such activities provided by the Levy Group are reported as net event related commission revenue and net other operating commission revenue.

Quarterly Reporting – The Company’s Quarterly Report on Form 10-Q for the second quarter 2003 reflected revenues and operating expenses for all events in the calendar quarter in which conducted except for major NASCAR racing events which occurred on the last full weekend of a calendar quarter. When major racing events occurred on the last full weekend of a calendar quarter, the race event revenues and operating expenses were previously recognized in the current or immediately succeeding calendar quarter that corresponded to the calendar quarter of the prior year in which the same major racing event was conducted. In 2003, one NASCAR NEXTEL (formerly Winston) Cup and one Busch Series race held at TMS on the weekend of March 29-30, 2003 were held in 2002 on the weekend of April 6-7, 2002. As such, the revenues and operating expenses of the 2003 race events were previously reflected in the second quarter 2003 corresponding with those of the 2002 race events recognized in the second quarter 2002.

Beginning in 2004, the Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted, including major NASCAR racing events, because of the increased frequency of changes in race schedules in recent years. This change has no impact on the reporting of full year operating results. The quarterly information reflected in the Company’s Annual Report on Form 10-K for 2003 was adjusted to reflect this policy for recognizing revenues and operating expenses for all events in the calendar quarter in which conducted. The adjustments had no impact on the reporting of full year operating results for 2003. Accordingly, the revenues and operating expenses of the 2003 race event are reflected in the first quarter 2003 results included in this Quarterly Report on Form 10-Q.

In 2004, one NASCAR NEXTEL Cup, one Busch Series and one International Race of Champions race, is being held at TMS on the weekend of April 3-4, 2004. As such, the revenues and operating expenses of the 2004 race events will be reflected in the second quarter 2004. Changes in race schedules at the Company’s speedways from time to time lessen the comparability of operating results between quarterly financial statements of successive years.

Goodwill and Other Intangible Assets - Goodwill and other intangible assets represent the excess of business acquisition costs over the fair value of net assets acquired, and all such intangible assets are associated with the Company’s motorsports related reporting unit. The Company follows Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, that goodwill and other intangible assets with indefinite useful lives are no longer amortized, but instead evaluated for possible impairment at least annually. Under SFAS No. 142, the Company periodically assesses goodwill and other intangible assets at the reporting unit level for possible impairment. Such assessment is performed annually as of April 1 or when events or circumstances indicate possible impairment may have occurred. There have been no events or circumstances which might indicate possible impairment of goodwill and other intangible assets as of March 31, 2004.

Recently Issued Accounting Standards – In January 2003, Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (VIE) and determining when assets, liabilities, noncontrolling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R) to clarify certain provisions and exempt certain entities from its requirements. The Company presently does not hold an interest in a variable interest entity; therefore, application of FIN 46 and FIN 46R has not affected the Company’s financial statements or disclosures.

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

	Three Months Ended March 31:
	2004	2003
Net income as reported	$24,744	$34,882
Less: Stock-based compensation expense determined using fair value method, net of taxes	(136)	(143)

Pro forma net income	$24,608	$34,739

Basic Earnings Per Share:
As reported	$0.58	$0.82

Pro forma	$0.57	$0.82

Diluted Earnings Per Share:
As reported	$0.57	$0.82

Pro forma	$0.57	$0.82

The fair value of each option grant for both stock option plans is estimated on grant date using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31:
	2004	2003
Options granted	50,000	40,000
Weighted average grant-date fair values	$4.71	$6.03
Expected volatility	24.2%	33.3%
Risk-free interest rates	2.4%	2.2%
Expected lives (in years)	3.0	3.0
Dividend yield	2.0%	1.2%

Other Current Assets – Prepaid expenses and other current assets at March 31, 2004 and December 31, 2003 include payments of $184,000 and $13,948,000 for mid-distillate petroleum products purchased for resale recorded at cost and associated transaction costs. Such costs at December 31, 2003 were substantially recovered upon resale in the first quarter 2004, with recovery of the remainder expected in the second quarter 2004.

Reclassifications – Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES - Inventories as of March 31, 2004 and December 31, 2003 consist of the following components (in thousands):

	March 31, 2004	December 31, 2003
Souvenirs and apparel	$14,032	$13,233
Finished vehicles, parts and accessories	4,439	4,542
Oil lubricant and other	1,599	1,901

Total	$20,070	$19,676

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At March 31, 2004 and December 31, 2003, inventories reflect provisions of $5,819,000 and $4,744,000.

4. LONG-TERM DEBT

Bank Credit Facility - The Company has a long-term, senior credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender, consisting of a revolving credit facility with an overall borrowing limit of $250,000,000, separate sub-limits of $10,000,000 for standby letters of credit and for 15-day swing line loans, and a $50,000,000 five-year term loan (collectively, the Credit Facility). The Credit Facility has an unused commitment fee of 0.375%, matures in May 2008, and is secured by pledged capital stock and other equity interests of all operative Company subsidiaries except Oil-Chem. Interest is based, at the Company’s option, upon (i) LIBOR plus 1.5% to 2.5% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Principal payments under the term loan are due quarterly aggregating: $4,688,000 in 2004, $10,938,000 in 2005, $12,500,000 in 2006, $17,187,000 in 2007 and $4,687,000 in 2008. At March 31, 2004 and December 31, 2003, outstanding borrowings under the revolving credit facility amounted to $60,000,000 and under the term loan amounted to $50,000,000. As of March 31, 2004, outstanding letters of credit amounted to $967,000, and the Company could borrow up to an additional $189,033,000 under the Credit Facility. The Company was in compliance with all applicable covenants as of March 31, 2004.

Senior Subordinated Notes - In May 2003, the Company completed a private placement of 6 3/4% senior subordinated notes (the Senior Subordinated Notes) in the aggregate principal amount of $230,000,000, which mature in 2013, are redeemable at the Company’s option at varying prices after June 1, 2008, and are guaranteed by all operative Company subsidiaries except Oil-Chem. Interest payments are due semi-annually on June 1 and December 1. The Senior Subordinated Notes are subordinated to all present and future senior secured indebtedness of the Company, including the Credit Facility described above. The Company may redeem some or all of the Senior Subordinated Notes at any time on or after June 1, 2008 at annually declining redemption premiums, and on or before June 1, 2006, the Company may redeem up to 35% of the Senior Subordinated Notes with proceeds from certain equity offerings at a redemption premium. The Company filed a registration statement to register these notes in August 2003 and completed the exchange offer in September 2003. The Company was in compliance with all applicable covenants as of March 31, 2004.

As further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, the Credit Facility and Senior Subordinated Notes contain certain required and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledge of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Senior Subordinated Notes Indenture and Credit Facility agreements contain cross-default provisions. See Note 5 to the December 31, 2003 Consolidated Financial Statements for further information on the terms and conditions of the Credit Facility and the Senior Subordinated Notes.

Interest Rate Swaps - The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. In August 2003, the Company entered into two interest rate swap transactions with a financial institution that provide fixed interest rate features on certain variable rate term loan obligations and variable interest rate features on certain fixed rate senior subordinated debt obligations. The two swaps are separately designated as fair value and cash flow hedges of the underlying fixed and variable rate debt obligations. The swaps have notional amounts, interest payments and maturity dates that match the underlying debt and meet the conditions for assuming no ineffectiveness using the short-cut method under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Periodic settlements are reflected as adjustments to interest expense and included in financing activities in the statement of cash flows corresponding with the underlying hedged debt. For early terminated swap agreements, net settlement payments at termination are deferred when received and amortized into income as a yield adjustment to interest expense over the underlying hedged debt term.

Under the cash flow hedge, the Company pays a 3.54% fixed interest rate and receives a variable interest rate based on LIBOR, and under the fair value hedge, the Company pays a variable interest rate based on 1.97% over LIBOR and receives a 6.75% fixed interest rate, each on principal notional amounts of $50,000,000. The agreements provide for settlement every six months beginning on December 1, 2003, and expire in June 2008 and June 2013 corresponding with the underlying hedged debt terms. At March 31, 2004 and December 31, 2003, the net estimated fair market value of these hedges combined is $251,000 and $422,000. As such, in accordance with SFAS No. 133 as amended, at March 31, 2004 and December 31, 2003, the Company has reflected $2,026,000 and $432,000 in liabilities, and $1,074,000 and $6,000 in other comprehensive income (loss), after income taxes of $701,000 and $4,000, for these hedges.

Subsidiary Guarantees - Amounts outstanding under the Credit Facility and Senior Subordinated Notes are guaranteed by all of SMI’s operative subsidiaries except for one minor wholly-owned subsidiary, Oil-Chem. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to SMI.

Interest Expense, Net - Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended March 31:
	2004	2003
Gross interest costs	$5,163	$6,154
Less: capitalized interest costs	(444)	(657)

Interest expense	4,719	5,497
Interest income	(285)	(391)

Interest expense, net	$4,434	$5,106

Weighted-average interest rate on borrowings under bank revolving credit facility	3.2%	2.2%

5. PER SHARE DATA - The following schedule reconciles basic and diluted earnings per share (dollars and shares in thousands):

	Three Months Ended March 31:
	2004	2003
Net income available to common stockholders and assumed conversions	$24,744	$34,882

Weighted average common shares outstanding	42,999	42,359
Dilution effect of assumed conversions:
Common stock equivalents - stock options	333	258

Weighted average common shares outstanding and assumed conversions	43,332	42,617

Basic earnings per share	$0.58	$0.82

Diluted earnings per share	$0.57	$0.82

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	77	297

6. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at March 31, 2004 and December 31, 2003 include $985,000 and $979,000 due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner, including accrued interest. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at March 31, 2004 and December 31, 2003 include $2,794,000 and $3,764,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman, before July 30, 2002 and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to Mr. Smith that it would no longer make payments under the split-dollar life insurance trust arrangements or advances for his benefit.

The Company has made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer for various corporate purposes before July 30, 2002. Notes and other receivables from affiliates at March 31, 2004 and December 31, 2003 include $6,003,000 and $6,051,000 due from Sonic Financial. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before March 31, 2005, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2003 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances, and decreases from repayments by affiliates.

Notes and other receivables from affiliates at March 31, 2004 and December 31, 2003 also include $295,000 due from a corporation that is a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. The amount due is payable on demand, is collateralized by certain personal property, and because the Company does not anticipate or require repayment before March 31, 2005, has been classified as noncurrent assets in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and affiliate.

Amounts payable to affiliate at March 31, 2004 and December 31, 2003 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $49,000 each period for the three months ended March 31, 2004 and 2003, and for SMI Properties approximated $52,000 and $48,000 for the three months ended March 31, 2004 and 2003. The leases contain terms more favorable to the Company than would be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMI Properties, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties. At March 31, 2004 and December 31, 2003, there are no amounts owed to Chartown.

LVMS purchased new vehicles for employee use from Nevada Dodge, a former subsidiary of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, director and officer, for $245,000 in the three months ended March 31, 2003. No vehicles were purchased in the three months ended March 31, 2004. The Company believes the purchase terms approximated market value and were no less favorable than could have been obtained in an arm’s-length transaction with an unrelated third party.

Oil-Chem sold zMax oil lubricant product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $347,000 and $568,000 for the three months ended March 31, 2004 and 2003. At March 31, 2004 and December 31, 2003, Oil-Chem had $199,000 and $155,000 due from SAI. These sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

SAI and its dealerships frequently purchase various apparel items, which are screenprinted or embroidered with SAI and dealership logos, for its employees as part of internal marketing and sales promotions. Total purchases from SMI Properties and SMI Trackside by SAI and its dealerships approximated $40,000 and $71,000 for the three months ended March 31, 2004 and 2003. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At March 31, 2004 and December 31, 2003, amounts due from SAI were not significant.

With respect to the foregoing transactions, interest expense accrued on amounts payable to, and interest income earned on amounts due from, affiliates for the three months ended March 31, 2004 and 2003, is summarized as follows (in thousands):

	Three Months Ended March 31:
	2004	2003
Interest expense	$27	$27
Interest income	110	196

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

To date, 103 individuals claiming injuries from the bridge failure on May 20, 2000, have filed a total of 48 separate lawsuits. Forty-four of these cases, involving 92 individuals, have been resolved by the defendants. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The final federal lawsuits settled in September 2003. The defendants reached state court settlements in two lawsuits by two plaintiffs in January 2004, with claims being dismissed as to all defendants, including SMI and LMS. In addition, two state court lawsuits by two plaintiffs were dismissed in January and April 2004. No new lawsuits have been filed in this matter and no additional filings are anticipated.

All of the remaining lawsuits have been consolidated before one judge and are pending in Mecklenburg County. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all of the evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall, and therefore LMS will be jointly and severally liable for future verdicts. In addition, the Court dismissed all claims for punitive damages in all lawsuits. On March 3, 2004, a verdict assessing damages against the defendants was entered by the Court in one lawsuit by two plaintiffs. The Company is vigorously defending itself in the remaining cases which are being tried solely on damages and are in discovery. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s financial position or future results of operations.

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

The Company is a party to other litigation incidental to its business. Management does not believe the resolution of any or all of such litigation is likely to have a material adverse effect on the Company’s financial condition or future results of operations.

8. STOCK OPTION PLANS

New 2004 Stock Incentive Plan - The SMI 1994 Stock Option Plan (the 1994 Plan) will expire by its terms on December 21, 2004. In February 2004, the SMI Board of Directors adopted a new 2004 Stock Incentive Plan (the 2004 Plan) that was approved by stockholders at the 2004 Annual Meeting on April 21, 2004. The 2004 Plan allows SMI, among other things, to continue to provide equity-based incentives to, and continue to attract and retain, key employees, directors and other individuals providing services to the Company. Awards under the 2004 Plan may be in the form of incentive stock options, non-statutory stock options or restricted stock. Approval of the 2004 Plan did not amend or modify the 1994 Plan. SMI will continue to have the right to grant stock options under the 1994 Plan until its expiration in December 2004. Approval of the 2004 Plan, and termination of the 1994 Plan, will not adversely affect rights under any outstanding stock options previously granted under the 1994 Plan.

Under the 2004 Plan, 2,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (1) no more than 1,000,000 shares may be granted in the form of restricted stock awards; (2) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (3) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (4) in the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year.

The Company may be required to recognize compensation cost for restricted stock awards, if any, using the fair value method of accounting for stock-based employee compensation. Any compensation cost is not determinable until such time that restricted stock award amounts, prices and vesting provisions, among other factors, are known.

1994 Stock Option Plan - The Company granted options under the 1994 Stock Option Plan to purchase 10,000 shares of common stock to one outside director as of March 1, 2004 at an exercise price per share of $31.05 which equaled market value at date of grant.

Formula Stock Option Plan - The Company granted options under the Formula Stock Option Plan to purchase 10,000 shares of common stock to each of four outside directors as of January 2, 2004 at an exercise price per share of $28.77 which equaled market value at date of grant.

Employee Stock Purchase Plan – At the Company’s 2004 Annual Meeting, stockholders voted to amend the SMI Employee Stock Purchase Plan to increase the authorized number of shares of common stock issuable thereunder from 400,000 to 800,000.

See Note 10 to the December 31, 2003 consolidated financial statements for additional information and terms of the Company’s stock option plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and associated Notes.

Overview

The Company’s revenues and expenses are classified in the following categories because they are important to, and used by, management in assessing operations: admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all of the Company’s events. “Event related revenue” includes amounts received from sponsorship fees, naming rights fees, commissions from food and beverage sales, souvenir sales, promotional and hospitality revenues, luxury suite rentals, broadcasting rights other than NASCAR broadcasting revenue, track rentals, and other event and speedway related revenue. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes revenues from The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”), dining and entertainment facilities located at the respective speedways; from Legends Car operations of 600 Racing, Inc., a wholly-owned subsidiary of LMS; and industrial park rentals. The Company also derives additional revenue from Oil-Chem, which produces an environmentally-friendly micro-lubricant; and from SMI Properties and its wholly-owned subsidiaries, MBM, a wholesale and retail mail-order distributor of racing and other sports related souvenir merchandise and apparel, and from TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of Speedway Clubs’, Legends Car, industrial park rental, MBM, Oil-Chem, certain SMI Properties and TSI revenues.

The Company sponsors and promotes outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions can have a negative effect on the Company’s results of operations.

The Company does not believe its financial performance has been materially affected by inflation. The Company has generally been able to mitigate the effects of inflation by increasing prices.

Seasonality and Quarterly Results

In 2004, the Company plans to promote 17 major annual racing events sanctioned by NASCAR, including ten NEXTEL Cup and seven Busch Series racing events. The Company is also sponsoring two Indy Racing League (IRL) racing events, six NASCAR Craftsman Truck Series racing events, two International Race of Champions (IROC) racing events, four major National Hot Rod Association (NHRA) racing events, and three World of Outlaws (WOO) racing events. As a result, the Company’s business has been, and is expected to remain, highly seasonal. In 2003, we derived a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue attributable to 17 major NASCAR-sanctioned racing events, two IRL racing events, five NASCAR Craftsman Truck Series racing events, four major NHRA racing events, and six WOO racing events.

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

The results of operations for the three months ended March 31, 2004 and 2003 are not indicative of results that may be expected for the entire year because of the seasonality discussed above.

Set forth below is certain comparative summary information with respect to the Company’s scheduled major NASCAR-sanctioned racing events for 2004 and 2003:

	Number of scheduled major NASCAR- sanctioned events
	2004	2003
1st Quarter	5	7
2nd Quarter	6	4
3rd Quarter	2	2
4th Quarter	4	4

Total	17	17

RESULTS OF OPERATIONS

The more significant racing schedule changes that have occurred during the three months ended March 31, 2004 and 2003 include the following: NASCAR NEXTEL Cup and Busch Series racing events at TMS held and reported in the first quarter 2003 were held and will be reported in the second quarter 2004, and AMS hosted a new NASCAR Craftsman Truck Series racing event in the first quarter 2004. The following discussion and analysis reflects decreases in revenues, expenses and net income that are primarily attributable to reporting these NASCAR racing events at TMS in the first quarter 2003 that will be reported in the second quarter 2004. For comparison purposes, the first quarter 2003 results associated with NASCAR racing events at TMS approximated revenues of $41.1 million, net income of $15.7 million and diluted earnings per share of $0.37. See Note 2 to the Consolidated Financial Statements for related information on quarterly reporting.

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

Total Revenues for the three months ended March 31, 2004 decreased by $23.9 million, or 16.4%, from such revenues for the same period in 2003.

Admissions for the three months ended March 31, 2004 decreased by $13.0 million, or 21.0%, from such revenue for the same period in 2003. This decrease is due primarily to NASCAR-sanctioned NEXTEL Cup and Busch Series racing events at TMS held and reported in the first quarter 2003 that were held and will be reported in the second quarter 2004. The overall decrease was partially offset by continued growth in attendance at NASCAR-sanctioned racing events held at AMS, BMS and LVMS, and to a lesser extent, AMS hosting a new NASCAR-sanctioned Craftsman Truck Series racing event, in the current period.

Event Related Revenue for the three months ended March 31, 2004 decreased by $9.0 million, or 21.8%, from such revenue for the same period in 2003. This decrease is due primarily to NASCAR-sanctioned NEXTEL Cup and Busch Series racing events at TMS held and reported in the first quarter 2003 that were held and will be reported in the second quarter 2004. The overall decrease was partially offset by increased sponsorship, luxury suite rentals and other event related revenues associated with the growth in attendance at NASCAR-sanctioned racing events held at AMS, BMS and LVMS in the current period.

NASCAR Broadcasting Revenue for the three months ended March 31, 2004 decreased by $4.3 million, or 12.3%, from such revenue for the same period in 2003. This decrease is due primarily to NASCAR-sanctioned NEXTEL Cup and Busch Series racing events at TMS held and reported in the first quarter 2003 that were held and will be reported in the second quarter 2004. The overall decrease was partially offset by increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the three months ended March 31, 2004 increased by $2.3 million, or 27.0%, over such revenue for the same period in 2003. This increase is due primarily to current period revenues of TSI acquired in August 2003, which was partially offset by lower Oil-Chem revenues in the current period.

Direct Expense of Events for the three months ended March 31, 2004 decreased by $4.4 million, or 18.6%, from such expense for the same period in 2003. This decrease is due primarily to NASCAR-sanctioned NEXTEL Cup and Busch Series racing events at TMS held and reported in the first quarter 2003 that were held and will be reported in the second quarter 2004. The overall decrease was partially offset by higher operating costs associated with the growth in attendance and other event related revenues at NASCAR-sanctioned racing events held at AMS, BMS and LVMS in the current period.

NASCAR Purse and Sanction Fees for the three months ended March 31, 2004 decreased by $5.7 million, or 20.7%, from such expense for the same period in 2003. This decrease is due primarily to NASCAR-sanctioned NEXTEL Cup and Busch Series racing events at TMS held and reported in the first quarter 2003 that were held and will be reported in the second quarter 2004. The overall decrease was partially offset by higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period.

Other Direct Operating Expense for the three months ended March 31, 2004 increased by $2.0 million, or 24.9%, over such expense for the same period in 2003. This increase is due primarily to operating costs associated with current period revenues of TSI acquired in August 2003, which was partially offset by decreased advertising and other operating costs associated with lower Oil-Chem revenues in the current period.

General and Administrative Expense for the three months ended March 31, 2004 increased by $1.2 million, or 7.7%, over such expense for the same period in 2003. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations, and with TSI acquired in August 2003.

Depreciation and Amortization Expense for the three months ended March 31, 2004 increased by $571,000, or 6.8%, over such expense for the same period in 2003. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways.

Interest Expense, Net for the three months ended March 31, 2004 was $4.4 million compared to $5.1 million for the same period in 2003. This decrease is due primarily to the lower interest rate on the Senior Subordinated Notes issued in May 2003 compared to the former senior subordinated notes, and lower average outstanding borrowings under the bank revolving credit facility during the current period. The overall decrease was partially offset by lower capitalized interest and lower outstanding notes receivable during the current period.

Other Expense, Net for the three months ended March 31, 2004 was $110,000 compared to $311,000 for the same period in 2003. This change results primarily from recognizing a loss on disposal of equipment damaged at TMS in the first quarter 2003. No such loss was recognized in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Before Income Taxes for the three months ended March 31, 2004 decreased by $16.7 million, or 29.0%, from such income for the same period in 2003. This decrease is due to the factors discussed above.

Income Tax Provision. The Company’s effective income tax rate for the three months ended March 31, 2004 and 2003 was 39.5% and 39.4%.

Net Income for the three months ended March 31, 2004 decreased by $10.1 million, or 29.1%, from such income for the same period in 2003. This increase is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the three months ended March 31, 2004 for improvements and expansion at its speedway facilities. Significant changes in the Company’s financial condition and liquidity during three months ended March 31, 2004 resulted primarily from:

(1)	net cash generated by operations amounting to $50.3 million, including an increase in accounts receivable of $25.1 million, a decrease in prepaid and other current assets of $12.4 million, and an increase in accrued income taxes of $16.0 million; and

(2)	cash outlays for capital expenditures amounting to $22.5 million.

At March 31, 2004, the Company had cash and cash equivalents totaling $169.7 million and had $60.0 million in outstanding borrowings under the $250.0 million revolving component of the Credit Facility, with available additional borrowings of up to $189.0 million. At March 31, 2004, net deferred tax liabilities totaled $151.6 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

Cash flows from operations in the three months ended March 31, 2004 compared to 2003 were impacted by (1) larger increases in deferred race event income in 2004 due primarily to changes in billing and payment terms on certain advance ticket sales, sponsorships and other event related items; (2) less cash paid for interest in 2004 due to changes in timing of interest payments due under the new Senior Subordinated Notes; and (3) recovery of certain other current assets upon resale in 2004.

The Company had the following contractual cash obligations and other commercial commitments as of March 31, 2004 (in thousands):

	Payments Due By Period
Contractual Cash Obligations (1)	Total	Current	1-3 Years	3-5 Years	Thereafter
Current liabilities, excluding current maturities of long-term debt and deferred race event income	$57,347	$57,347	—	—	—
Long-term debt, including current maturities (2)	340,338	4,813	$23,651	$81,874	$230,000
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	4,088	—	—	—	4,088
Operating leases	4,482	744	1,488	1,488	762

Total Contractual Cash Obligations	$408,849	$62,904	$25,139	$83,362	$237,444

	Commitment Expiration By Period
Other Commercial Commitments	Total	Current	1-3 Years	3-5 Years	Thereafter
Letters of credit, Total Other Commercial Commitments	$967	$967	—	—	—

(1)	Contractual cash obligations above exclude: (a) interest payments under debt obligations, including the Senior Subordinated Notes and the Credit Facility. In the three months ended March 31, 2004, cash paid for interest, net of amounts capitalized, was approximately $848,000; (b) income taxes that may be paid in future years. In three months ended March 31, 2004, cash paid for income taxes was approximately $229,000; and (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs.
(2)	Includes required quarterly principal payments under the Term Loan aggregating $4.7 million in 2004, $10.9 million in 2005, $12.5 million in 2006, $17.2 million in 2007 and $4.7 million in 2008.

The Company presently does not have any significant off-balance sheet obligations, guarantees, commitments or other contractual cash obligations, other commercial commitments or contingent obligations.

Future Liquidity. The Company anticipates that cash from operations and funds available through the Credit Facility will be sufficient to meet its operating needs at least through 2004, including planned capital expenditures and payment of any future dividends that may be declared. Based upon anticipated future growth and financing requirements, the Company may, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase our debt and equity securities, depending on liquidity, prevailing market conditions, and such factors as permissibility under the Credit Facility and the Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, additional liquidity resources, as well as possibly others, could be needed to fund the Company’s continued growth, including the continued expansion and improvement of its speedway and other facilities.

Senior Subordinated Notes. The Senior Subordinated Notes mature on June 1, 2013 and interest is paid semi-annually on June 1 and December 1. On or after June 1, 2008, the Company may redeem some or all of the Senior Subordinated Notes at any time at annually declining redemption premiums. On or before June 1, 2006, the Company may redeem up to 35% of the Senior Subordinated Notes with the proceeds from certain equity offerings at a redemption premium. In changes of control, we must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest. The Indenture governing the Senior Subordinated Notes (the Senior Subordinated Notes Indenture), among other things, restricts the Company’s ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with affiliates; merge or consolidate; issue subsidiary dividends or other payments; sell equity interests of subsidiaries; and sell, assign, transfer, lease, convey, or dispose of assets. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes Indenture and the Credit Facility agreement contain cross-default provisions.

Credit Facility. The Credit Facility consists of a senior revolving facility (the Revolving Facility) and term loan (the Term Loan) provided by a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility provides for borrowings in an aggregate principal amount of up to $250.0 million, and includes a sub-limit of $10.0 million for standby letters of credit and a sub-limit of $10.0 million for borrowings under 15-day swing line loans. The Credit Facility matures in May 2008. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the Credit Facility subject to certain conditions on the date borrowed. The Term Loan is in the aggregate principal amount of $50.0 million, which is being amortized by quarterly payments beginning in 2004 through final maturity in 2008. The Credit Facility contains a number of financial affirmative and negative covenants. Financial covenants require maintenance of ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), funded senior debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense and dividends, and require the Company to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, the making of investments, restricted payments, including dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, sales of assets, and the incurrence of debt. Indebtedness under the Credit Facility is guaranteed by the Guarantors, and is secured by a pledge of all the capital stock and limited liability company interests, as the case may be, of the Guarantors. The Credit Facility also allows for payment of dividends and repurchase of SMI securities aggregating up to $17.5 million annually, increasable in future years subject to maintaining certain financial covenants.

Capital Expenditures

Management believes significant growth in the Company’s revenues depends, in large part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

2004 Projects. At March 31, 2004, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at its speedways. The Company’s multi-year reconfiguration and modernization of IR is substantially finished, with completion presently scheduled for 2004. In 2004, the Company completed construction of approximately 14,000 new permanent seats at LVMS, and is installing safer crash walls at several of its speedways. In 2003, the Company began renovating and modernizing LMS’s infield garages, media center, scoring towers and other facilities, completion of which is presently scheduled for 2004. Similar to prior years, the Company continues to expand concessions, camping, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans at several of its speedways. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow particularly at IR, and at other Company speedways.

The estimated aggregate cost of capital expenditures in 2004 will approximate $60.0 to 65.0 million. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

Dividends

Any decision concerning the payment of common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, applicable limitations under the Credit Facility and Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility allows for payment of dividends and repurchase of SMI securities aggregating up to $17.5 million annually, increasable in future years subject to maintaining certain financial covenants. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants.

Recently Issued Accounting Standards

In January 2003, FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (VIE) and determining when assets, liabilities, noncontrolling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R) to clarify certain provisions and exempt certain entities from its requirements. The Company presently does not hold an interest in a variable interest entity; therefore, application of FIN 46 and FIN 46R has not affected the Company’s financial statements or disclosures.

Near-term Operating Factors

There are many factors that affect the Company’s growth potential, future operations and financial results, including some of the following operating factors:

•	Current Operating Trends. The national incidents of September 11, 2001, along with the Iraq war and code orange terrorism alerts, have raised a combination of operating factors never before encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Those factors, in a challenging economy, continue to affect consumer and corporate spending sentiment. Economic conditions and the competitiveness of racing can affect ticket and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, near-term ticket sales, particularly to corporate customers, and suite rentals, hospitality and other event revenues may be adversely impacted by these and other factors. The Company decided not to increase many ticket and concession prices in 2004 to help foster fan support and mitigate any near-term demand weakness.

•	NASCAR Broadcasting Rights Agreement. Fiscal 2004 is the Company’s fourth year under the multi-year consolidated domestic television broadcast rights agreement for NASCAR NEXTEL (formerly Winston) Cup and Busch Series events. This agreement is expected to provide the Company with future increases in contracted broadcasting revenues. Total revenues under this domestic broadcast rights agreement, based on the current race schedule, are contracted for approximately $110 million in 2004, reflecting an increase of approximately $19 million or 21% over 2003. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR may continue. Purse and sanction fees are negotiated with NASCAR on an annual basis.

•	Other Operating Revenue. The Company intends to develop new merchandising opportunities, expand product offerings through electronic media promotional programming, and market racing and other sports related souvenir merchandise and apparel with broadcasters and other third-party venues. The Company’s other operating revenues may increase depending on, among other factors, the success of such efforts, the success of motorsports, particularly NASCAR’s NEXTEL Cup Series, and future market demand, trends and competition for the Company’s non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside its control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While the Company’s revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization.

•	Insurance Coverage. Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted after the national incidents on September 11, 2001 and incidents such as the pedestrian bridge collapse at LMS in 2000. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. The Company has a material investment in property and equipment at each of its six speedway facilities, generally located near highly populated cities, and which hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs in fiscal 2003 and 2004, and further increases are possible. While management believes it has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, management can not guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company’s speedway facilities could have a material adverse effect on the Company’s financial position and future results of operations if asset damage and/or our liability were to exceed insurance coverage limits. The occurrence of additional national incidents, and particularly incidents at sporting events, entertainment or other public venues, may significantly impair the Company’s ability to obtain such insurance coverage in the future. The Company uses a combination of insurance and self-insurance to manage various risks associated with its speedway and other properties, and motorsports events and other business risks. The Company has and may further increase its self-insurance limits which could subject the Company to increased risk of loss should the number of incidents, damages, causalities or other claims below such self-insured limits increase. While management believes it has reasonable self-insurance limits in place, management can not guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on the Company’s financial position and future results of operations.

•	Litigation Costs. As discussed in “Legal Proceedings” and Note 7 to the March 31, 2004 Consolidated Financial Statements, the Company is involved in various litigation for which significant legal costs were incurred in fiscal 2003. The Company intends to defend vigorously against the claims raised in existing legal actions, and will likely incur significant legal costs in fiscal 2004. Management is presently unable to quantify the amount of these expected legal costs, and new or changes in pending or threatened legal action against the Company could result in further increases in legal costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s financial instruments with market risk exposure consist only of notes receivable, bank revolving credit facility borrowings, the term loan under the Credit Facility and two interest rate swaps that are sensitive to changes in interest rates. A change in interest rates of one percent on floating rate notes receivable and debt balances outstanding at March 31, 2004, excluding the interest rate swaps, would cause a change in annual interest income of approximately $125,000 and annual interest expense of approximately $110,000.

As discussed in Note 4 to the Consolidated Financial Statements, the Company’s two interest rate swap transactions are separately designated as fair value and cash flow hedges of underlying fixed and variable rate debt obligations. The swaps have principal notional amounts of $50.0 million, provide for settlement every six months beginning on December 1, 2003, and expire in June 2008 and June 2013 corresponding with the underlying hedged debt terms. At March 31, 2004 and December 31, 2003, the net estimated fair market value of these hedges combined is $251,000 and $422,000.

Equity Price Risk. The Company’s marketable equity securities are included in other noncurrent assets and are classified as “available for sale.” Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

As of and during the three months ended March 31, 2004, there have been no other significant changes in the Company’s interest rate risk or equity price risk.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls will prevent or detect all errors or fraud should any occur. Any control system and procedures, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control systems and procedures are being met. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues or instances of error or fraud, if any, are detected.

Changes in internal controls. There were no significant changes in the Company’s internal controls over financial reporting in the first quarter of 2004 or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. New or material developments on the more significant of these lawsuits are described below. Management does not believe the outcome of any of these lawsuits or incidents will have a material adverse effect on the Company’s financial position or future results of operations.

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

To date, 103 individuals claiming injuries from the bridge failure on May 20, 2000, have filed a total of 48 separate lawsuits. Forty-four of these cases, involving 92 individuals, have been resolved by the defendants. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The final federal lawsuits settled in September 2003. The defendants reached state court settlements in two lawsuits by two plaintiffs in January 2004, with claims being dismissed as to all defendants, including SMI and LMS. In addition, two state court lawsuits by two plaintiffs were dismissed in January and April 2004. No new lawsuits have been filed in this matter and no additional filings are anticipated.

All of the remaining lawsuits have been consolidated before one judge and are pending in Mecklenburg County. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all of the evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall, and therefore LMS will be jointly and severally liable for future verdicts. In addition, the Court dismissed all claims for punitive damages in all lawsuits. On March 3, 2004, a verdict assessing damages against the defendants was entered by the Court in one lawsuit by two plaintiffs. The Company is vigorously defending itself in the remaining cases which are being tried solely on damages and are in discovery. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s financial position or future results of operations.

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

(b) On February 25, 2004, the Company furnished a report on Form 8-K dated February 25, 2004, pursuant to Item 12 of such form, reporting that the Company issued a press release announcing its earnings for the quarter and year ended December 31, 2003, and that the press release was filed as an exhibit to the report on Form 8-K.

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

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: May 5, 2004	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: May 5, 2004	By:	/s/ William R. Brooks
William R. Brooks
Vice President, Chief Financial
Officer, Treasurer and Director
(principal financial and accounting officer)