Form 10-Q
period 2004-06-30
SPEEDWAY MOTORSPORTS INC
filed 2004-08-04
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 4, 2004, there were 43,341,556 shares of common stock outstanding.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, Controls and Procedures, and Legal Proceedings contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (1) statements in this Quarterly Report on Form 10-Q that reflect projections or expectations of the Company’s future financial or economic performance; (2) statements that are not historical information; (3) statements of the Company’s beliefs, intentions, plans and objectives for future operations; (4) statements relating to our operations or activities for 2004 and beyond; and (5) statements relating to the Company’s future capital projects, hosting of races, broadcasting rights, financing needs or sponsorships and legal proceedings and other contingencies. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, “may”, “plans”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 to the Company’s fiscal 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available to the Company as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking information contained in this report.

The Company’s website is located at www.gospeedway.com. The Company makes available free of charge, through its website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act. These reports are available as soon as reasonably practicable after the Company electronically files those materials with the SEC. The Company also posts on its website the charters of the Company’s Audit, Compensation, and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or New York Stock Exchange regulations. The documents are also available in print, free of charge, to any shareholder who requests by contacting the Company’s corporate secretary at its executive offices.

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$177,427	$134,472
Accounts receivable	43,935	27,937
Prepaid income taxes	—	5,955
Inventories	20,949	19,676
Prepaid expenses and other current assets	4,720	16,708

Total Current Assets	247,031	204,748
Property and Equipment, Net	909,477	886,700
Goodwill and Other Intangible Assets, Net	61,212	61,337
Notes and Other Receivables:
Affiliates	10,050	11,089
Other	2,412	2,412
Other Assets	24,054	24,270

TOTAL	$1,254,236	$1,190,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,437	$3,353
Accounts payable	19,311	15,086
Deferred race event income, net	65,200	94,962
Accrued income taxes	24,314	—
Accrued interest	1,437	1,822
Accrued expenses and other liabilities	21,161	20,746

Total Current Liabilities	137,860	135,969
Long-Term Debt	323,910	337,014
Payable to Affiliate	2,594	2,594
Deferred Income, Net	11,382	11,780
Deferred Income Taxes	152,958	152,847
Other Liabilities	1,730	2,278

Total Liabilities	630,434	642,482

Commitments and Contingencies (Notes 8 and 10)

Stockholders’ Equity:
Preferred stock, $.10 par value, shares authorized - 3,000,000, no shares issued	—	—
Common stock, $.01 par value, shares authorized - 200,000,000, issued and outstanding - 43,282,000 in 2004 and 42,887,000 in 2003	433	429
Additional paid-in capital	193,559	182,785
Retained earnings	429,477	364,865
Accumulated other comprehensive income (loss)	333	(5)

Total Stockholders’ Equity	623,802	548,074

TOTAL	$1,254,236	$1,190,556

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
		(Note 2)
REVENUES:
Admissions	$53,965	$35,703
Event related revenue	51,588	37,055
NASCAR broadcasting revenue	46,855	28,907
Other operating revenue	12,447	8,160

Total Revenues	164,855	109,825

EXPENSES AND OTHER:
Direct expense of events	28,452	20,435
NASCAR purse and sanction fees	32,316	20,350
Other direct operating expense	10,469	6,667
General and administrative	17,581	15,921
Depreciation and amortization	8,753	8,473
Interest expense, net (Note 5)	3,894	6,472
Loss on early debt redemption and refinancing (Note 5)	—	12,800
FTC refund claims settlement (Note 2)	—	1,141
Other income, net (Note 8)	(2,335)	(58)

Total Expenses and Other	99,130	92,201

Income Before Income Taxes	65,725	17,624
Income Tax Provision	25,857	6,875

NET INCOME	$39,868	$10,749

Basic Earnings Per Share (Note 6)	$0.92	$0.25

Weighted Average Shares Outstanding	43,165	42,379

Diluted Earnings Per Share (Note 6)	$0.92	$0.25

Weighted Average Shares Outstanding	43,531	42,670

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
REVENUES:
Admissions	$102,804	$97,527
Event related revenue	83,679	78,098
NASCAR broadcasting revenue	77,319	63,628
Other operating revenue	23,227	16,648

Total Revenues	287,029	255,901

EXPENSES AND OTHER:
Direct expense of events	47,849	44,262
NASCAR purse and sanction fees	54,041	47,760
Other direct operating expense	20,544	14,736
General and administrative	34,091	31,250
Depreciation and amortization	17,777	16,926
Interest expense, net (Note 5)	8,328	11,578
Loss on early debt redemption and refinancing (Note 5)	—	12,800
FTC refund claims settlement (Note 2)	—	1,141
Other expense (income), net (Note 8)	(2,225)	253

Total Expenses and Other	180,405	180,706

Income Before Income Taxes	106,624	75,195
Income Tax Provision	42,012	29,564

NET INCOME	$64,612	$45,631

Basic Earnings Per Share (Note 6)	$1.50	$1.08

Weighted Average Shares Outstanding	43,082	42,369

Diluted Earnings Per Share (Note 6)	$1.49	$1.07

Weighted Average Shares Outstanding	43,432	42,643

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings	Fair Market Value Adjustment	Unrealized Holding Gain (Loss)	Total Stockholders’ Equity
	Shares	Amount
BALANCE - JANUARY 1, 2004	42,887	$429	$182,785	$364,865	$6	$(11)	$548,074
Net income	—	—	—	64,612	—	—	64,612
Fair market value adjustment to interest rate hedge	—	—	—	—	338	—	338

Comprehensive income							64,950
Issuance of stock under employee stock purchase plan	63	1	1,639	—	—		1,640
Exercise of stock options	332	3	8,179	—	—		8,182
Tax benefit from exercise of stock options	—	—	956	—	—	—	956

BALANCE - JUNE 30, 2004	43,282	$433	$193,559	$429,477	$344	$(11)	$623,802

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,612	$45,631
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	—	180
Loss on early debt redemption and refinancing	—	12,800
Depreciation and amortization	17,777	16,926
Amortization of deferred income	(992)	(1,162)
Changes in operating assets and liabilities:
Accounts receivable	(15,548)	(11,974)
Prepaid and accrued income taxes	30,269	26,231
Inventories	(1,273)	(1,152)
Prepaid expenses and other current assets	11,988	(2,567)
Accounts payable	4,899	1,575
Deferred race event income	(29,762)	(24,564)
Accrued expenses and other liabilities	(258)	(689)
Deferred income	594	419
Other assets and liabilities	1,031	629

Net Cash Provided By Operating Activities	83,337	62,283

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	134	360,000
Principal payments on long-term debt	(10,154)	(340,112)
Interest rate swap settlement receipts	288	—
Payments of debt redemption premium and debt issuance costs (Note 5)	—	(19,215)
Exercise of common stock options	8,182	1,525
Issuance of stock under employee stock purchase plan	1,640	559

Net Cash Provided By Financing Activities	90	2,757

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,061)	(37,782)
Proceeds from sales of property and equipment and property held for sale	—	685
Proceeds from sales of marketable equity securities	—	189
Increase in notes and other receivables:
Affiliates	(208)	(344)
Other	(450)	(3,806)
Repayment of notes and other receivables from affiliates	1,247	5,694

Net Cash Used By Investing Activities	(40,472)	(35,364)

Net Increase In Cash and Cash Equivalents	42,955	29,676
Cash and Cash Equivalents At Beginning Of Period	134,472	112,638

Cash and Cash Equivalents At End Of Period	$177,427	$142,314

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$9,351	$18,314
Cash paid for income taxes	11,878	3,275
Supplemental Information Of Noncash Investing And Financing Activities:
Decrease in accounts payable for capital expenditures.	(674)	(6,202)

See notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway LLC and subsidiaries a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries, Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC, Speedway Funding LLC, Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI), (collectively, the Company).

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

Revenue and Expense Recognition – The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorship fees, naming rights fees, commissions from food and beverage sales, souvenir sales, promotional and hospitality revenues, luxury suite rentals, broadcasting rights other than NASCAR broadcasting revenue, track rentals, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes revenues from The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”), Legends Car and parts sales, industrial park rentals, MBM, Oil-Chem, TSI and certain SMI Properties revenues.

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

Event Revenues and Deferred Race Event Income, Net - The Company recognizes admissions, NASCAR broadcasting and event related revenues when an event is held. Souvenir sales and commissions from food and beverage sales are recognized at time of sale. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (1) generally advance revenue is refundable and (2) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements.

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

Food and Beverage Management Agreement - Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s six speedways and other outside venues under a long-term food and beverage management agreement. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The Company’s operating profits associated with such activities provided by the Levy Group are reported as net commission revenue in event related revenue and other operating revenue.

Quarterly Reporting – The Company’s Quarterly Report on Form 10-Q for the second quarter 2003 reflected revenues and operating expenses for all events in the calendar quarter in which conducted except for major NASCAR racing events which occurred on the last full weekend of a calendar quarter. When major racing events occurred on the last full weekend of a calendar quarter, the race event revenues and operating expenses were previously recognized in the current or immediately succeeding calendar quarter that corresponded to the calendar quarter of the prior year in which the same major racing event was conducted. In 2003, one NASCAR NEXTEL (formerly Winston) Cup and one Busch Series race held at TMS on the weekend of March 29-30, 2003 were held in 2002 on the weekend of April 6-7, 2002. As such, the revenues and operating expenses of the 2003 TMS race events were previously reflected in the second quarter 2003 to correspond with those of the 2002 race events recognized in the second quarter 2002.

Beginning in 2004, the Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted, including major NASCAR racing events, because of the increased frequency of changes in race schedules in recent years. This change has no impact on the reporting of full year operating results. The quarterly information reflected in the Company’s Annual Report on Form 10-K for 2003 was adjusted to reflect this policy for recognizing revenues and operating expenses for all events in the calendar quarter in which conducted. Accordingly, the revenues and operating expenses of the 2003 TMS race events were reflected in the first quarter 2003 results included in the Company’s Quarterly Report on Form 10-Q for the first quarter 2004. The adjustments had no impact on the reporting of six month or full year operating results for 2003. In 2004, one NASCAR NEXTEL Cup, one Busch Series and one International Race of Champions race were held at TMS on the weekend of April 3-4, 2004. As such, the revenues and operating expenses of these race events are reflected in the second quarter 2004. Changes in race schedules at the Company’s speedways from time to time lessen the comparability of operating results between quarterly financial statements of successive years.

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

Stock-Based Compensation and Formula Stock Option Plan – The Company continues to account for stock-based employee compensation using Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” which recognizes compensation cost based on the intrinsic value of equity instruments awarded as permitted under Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation”. All stock options granted under the Company’s 1994 Stock Option Plan and the Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. Based on the terms of both stock option plans and the Employee Stock Purchase Plan, no compensation cost has been reflected in net income for these plans.

The Company has applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB No. 123” which require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The following schedule illustrates the pro forma effect on net income and earnings per share had compensation cost for stock options and the employee stock purchase plan been determined using the fair value recognition provisions of SFAS No. 123 (in thousands, except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2004	2003	2004	2003
Net income as reported	$39,868	$10,749	$64,612	$45,631
Less: Stock-based compensation expense determined using fair value method, net of taxes	(675)	(541)	(1,431)	(1,147)

Pro forma net income	$39,193	$10,208	$63,181	$44,484

Basic Earnings Per Share:
As reported	$0.92	$0.25	$1.50	$1.08

Pro forma	$0.91	$0.24	$1.47	$1.05

Diluted Earnings Per Share:
As reported	$0.92	$0.25	$1.49	$1.07

Pro forma	$0.90	$0.24	$1.45	$1.04

The fair value of option grants for stock option and employee stock purchase plans is estimated on grant date using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30:		Six Months Ended June 30:
	2004	2003	2004	2003
Options granted	—	—	50,000	40,000
Weighted average grant-date fair values	—	—	$4.71	$6.03
Expected volatility	24.2%	33.3%	24.2%	33.3%
Risk-free interest rates	2.4%	2.2%	2.4%	2.2%
Expected lives (in years)	1.0-3.0	1.0-3.0	1.0-3.0	1.0-3.0
Dividend yield	2.0%	1.2%	2.0%	1.2%

Other Current Assets – Prepaid expenses and other current assets at June 30, 2004 and December 31, 2003 include payments of $109,000 and $13,948,000 for mid-distillate petroleum products purchased for resale recorded at cost and associated transaction costs. Such costs were substantially recovered upon resale in the six months ended June 30, 2004, with recovery of the remainder expected in the third quarter 2004.

FTC Refund Claims Settlement – In 2001, the Federal Trade Commission (FTC) filed a complaint against SMI and Oil-Chem seeking to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to address alleged injury to customers. In March 2003, a settlement was reached resolving all FTC claims against

SMI and Oil-Chem without any admission of liability by SMI and Oil-Chem. The FTC staff confirmed the advertising claims SMI and Oil-Chem may make going forward and indicated no compliance action would be merited as a result of such advertising claims. To avoid protracted litigation with the FTC, as a part of the settlement, SMI and Oil-Chem offered a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the settlement terms, aggregate refunds payable by SMI and Oil-Chem are not to exceed $1,000,000. Customer refund requests received have exceeded the maximum settlement payment. As such, refund payments aggregate $1,000,000 plus associated expenses. The Company recorded a charge to earnings in the second quarter 2003 of $1,141,000 pre-tax, or $693,000 after income taxes, for the FTC refund claims settlement and associated costs of refund processing.

Reclassifications – Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES - Inventories as of June 30, 2004 and December 31, 2003 consist of the following components (in thousands):

	June 30, 2004	December 31, 2003
Souvenirs and apparel	$14,776	$13,233
Finished vehicles, parts and accessories	4,712	4,542
Oil lubricant and other	1,461	1,901

Total	$20,949	$19,676

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At June 30, 2004 and December 31, 2003, inventories reflect provisions of $4,685,000 and $4,744,000.

4. GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill and other intangible assets represent the excess of business acquisition costs over the fair value of net assets acquired, and all such intangible assets are associated with the Company’s motorsports related reporting unit. The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. Under SFAS No. 142, the Company periodically assesses goodwill and other intangible assets at the reporting unit level for possible impairment. Such assessment is performed annually as of April 1 or when events or circumstances indicate possible impairment may have occurred. There have been no events or circumstances which might indicate possible impairment of goodwill and other intangible assets as of June 30, 2004.

All present goodwill and other intangible assets are associated with the Company’s motorsports related operating segment. Other intangible assets consist principally of approximately $2,900,000 associated with race event sanctioning arrangements and relationships and $3,320,000 with network and other contracts for media promotional programming related to TSI acquired in August 2003. Estimated annual amortization expense for the next five years is approximately $156,000 each year.

There were no changes in the gross carrying value of goodwill and other intangible assets during the six months ended June 30, 2004. Goodwill and other intangible assets as of June 30, 2004 and December 31, 2003 are summarized as follows (dollars in thousands):

	Estimated Amortization Periods	June 30, 2004	December 31, 2003
Non-amortizable goodwill	—	$63,564	$63,564
Non-amortizable other intangible assets	—	2,900	2,900
Amortizable other intangible assets	30	3,320	3,320

Total		69,784	69,784
Less accumulated amortization		(8,572)	(8,447)

Net		$61,212	$61,337

5. LONG-TERM DEBT

Bank Credit Facility - The Company has a long-term, senior credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender, consisting of a revolving credit facility with an overall borrowing limit of $250,000,000, separate sub-limits of $10,000,000 for standby letters of credit and for 15-day swing line loans, and a $50,000,000 five-year term loan (collectively, the Credit Facility). The Credit Facility has an unused commitment fee of 0.375%, matures in May 2008, and is secured by pledged capital stock and other equity interests of all operative Company subsidiaries except Oil-Chem. Interest is based, at the Company’s option, upon (i) LIBOR plus 1.5% to 2.5% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). For annual periods ending June 30, principal payments under the term loan are due quarterly aggregating: $6,250,000 in 2005, $12,500,000 in 2006, $12,500,000 in 2007 and $18,750,000 in 2008. Outstanding borrowings under the revolving credit facility amounted to $50,000,000 at June 30, 2004 and $60,000,000 at December 31, 2003, and under the term loan amounted to $50,000,000 at June 30, 2004 and December 31, 2003. As of June 30, 2004, outstanding letters of credit amounted to $926,000, and the Company could borrow up to an additional $199,074,000 under the Credit Facility. The Company was in compliance with all applicable covenants as of June 30, 2004.

Senior Subordinated Notes (see Note 10) - In May 2003, the Company completed a private placement of 6¾% senior subordinated notes (the Senior Subordinated Notes) in the aggregate principal amount of $230,000,000, which mature in 2013, are redeemable at the Company’s option at varying prices after June 1, 2008, and are guaranteed by all operative Company subsidiaries except Oil-Chem. Interest payments are due semi-annually on June 1 and December 1. The Senior Subordinated Notes are subordinated to all present and future senior secured indebtedness of the Company, including the Credit Facility described above. The Company may redeem some or all of the Senior Subordinated Notes at any time on or after June 1, 2008 at annually declining redemption premiums, and on or before June 1, 2006, the Company may redeem up to 35% of the Senior Subordinated Notes with proceeds from certain equity offerings at a redemption premium. The Company filed a registration statement to register these notes in August 2003 and completed the exchange offer in September 2003. The Company was in compliance with all applicable covenants as of June 30, 2004.

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

Loss on Early Debt Redemption and Refinancing in Second Quarter 2003 – Loss on early debt redemption and refinancing in the second quarter 2003 represents a charge associated with replacement of the Company’s former bank revolving facility that was scheduled to mature in May 2004 and issuance of $230 million in aggregate principal amount 6¾% Senior Subordinated Notes due 2013 in May 2003, and early redemption of $250 million in aggregate principal amount 8½% Senior Subordinated Notes due 2007 (the Former Senior Subordinated Notes) in June 2003 at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred cash flow hedge interest rate swap termination and settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12,800,000, before income taxes of $5,030,000, were reflected as a charge to earnings in the second quarter 2003.

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

Under the cash flow hedge, the Company pays a 3.54% fixed interest rate and receives a variable interest rate based on LIBOR, and under the fair value hedge, the Company pays a variable interest rate based on 1.97% over LIBOR and receives a 6.75% fixed interest rate, each on principal notional amounts of $50,000,000. The agreements provide for settlement every six months on June 1 and December 1, and expire in June 2008 and June 2013 corresponding with the underlying hedged debt terms. At June 30, 2004 and December 31, 2003, the Company has reflected net derivative liabilities for these hedges combined of approximately $599,000 and $422,000, with $1,168,000 and $432,000 in liabilities, and $344,000 and $6,000 in other comprehensive income, after income taxes of $225,000 and $4,000.

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

Interest Expense, Net - Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2004	2003	2004	2003
Gross interest costs	$4,649	$7,435	$9,812	$13,589
Less: capitalized interest costs	(403)	(422)	(847)	(1,079)

Interest expense	4,246	7,013	8,965	12,510
Interest income	(352)	(541)	(637)	(932)

Interest expense, net	$3,894	$6,472	$8,328	$11,578

Weighted-average interest rate on borrowings under bank revolving credit facility	3.1%	2.5%	3.1%	2.3%

As further discussed above, the Senior Subordinated Notes were issued on May 16, 2003 and the Former Senior Subordinated Notes were fully redeemed on June 15, 2003. The new notes were issued before redeeming the former notes because of a favorable interest rate environment and required redemption notice to Former Senior Subordinated Note holders by the Company. During May 16, 2003 to June 15, 2003, interest expense of $1,486,000, net of interest income of $180,000 earned on associated invested proceeds, was incurred on the Former Senior Subordinated Notes, along with interest expense on the Senior Subordinated Notes.

6. PER SHARE DATA - The following schedule reconciles basic and diluted earnings per share (dollars and shares in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2004	2003	2004	2003
Net income available to common stockholders and assumed conversion	$39,868	$10,749	$64,612	$45,631

Weighted average common shares outstanding	43,165	42,379	43,082	42,369
Dilution effect of assumed conversions:
Common stock equivalents - stock options	366	291	350	274

Weighted average common shares outstanding and assumed conversions	43,531	42,670	43,432	42,643

Basic earnings per share	$0.92	$0.25	$1.50	$1.08

Diluted earnings per share	$0.92	$0.25	$1.49	$1.07

Anti-dilutive common stock equivalent shares excluded in computing diluted earnings per share	58	169	68	233

7. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at June 30, 2004 and December 31, 2003 include $992,000 and $979,000 due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner, including accrued interest. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at June 30, 2004 and December 31, 2003 include $2,812,000 and $3,764,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman, before July 30, 2002 and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to Mr. Smith that it would no longer make payments under the split-dollar life insurance trust arrangements or advances for his benefit.

The Company has made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer for various corporate purposes before July 30, 2002. Notes and other receivables from affiliates at June 30, 2004 and December 31, 2003 include $5,951,000 and $6,051,000 due from Sonic Financial. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before June 30, 2005, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2003 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances, and decreases from repayments by affiliates.

Notes and other receivables from affiliates at June 30, 2004 and December 31, 2003 also include $295,000 due from a corporation that is a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. The amount due is payable on demand, is collateralized by certain personal property, and because the Company does not anticipate or require repayment before June 30, 2005, has been classified as noncurrent assets in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and affiliate.

Amounts payable to affiliate at June 30, 2004 and December 31, 2003 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $49,000 each period for the three months ended June 30, 2004 and 2003, and $98,000 each period for the six months ended June 30, 2004 and 2003. Rent expense for SMI Properties approximated $60,000 and $48,000 for the three months ended June 30, 2004 and 2003, and $112,000 and $97,000 for the six months ended June 30, 2004 and 2003. The leases contain terms more favorable to the Company than would be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMI Properties, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties. At June 30, 2004 and December 31, 2003, there are no amounts owed to Chartown.

LVMS purchased new vehicles for employee use from Nevada Dodge, a former subsidiary of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, director and officer, for approximately $282,000 in the three months ended June 30, 2004, and $282,000 and $245,000 in the six months ended June 30, 2004 and 2003. No vehicles were purchased in the three months ended June 30, 2003. The Company believes the purchase terms approximated market value and were no less favorable than could have been obtained in an arm’s-length transaction with an unrelated third party.

Oil-Chem sold zMax oil lubricant product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $450,000 and $473,000 for the three months ended June 30, 2004 and 2003, and $797,000 and $1,041,000 for the six months ended June 30, 2004 and 2003. At June 30, 2004 and December 31, 2003, Oil-Chem had $157,000 and $155,000 due from SAI. These sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

SAI and its dealerships frequently purchase various apparel items, which are screenprinted or embroidered with SAI and dealership logos, for its employees as part of internal marketing and sales promotions. Total purchases from SMI Properties and SMI Trackside by SAI and its dealerships approximated $96,000 and $168,000 for the three and six months ended June 30, 2003. Total purchases for the three and six months ended June 30, 2004 were not significant. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At June 30, 2004 and December 31, 2003, amounts due from SAI were not significant.

With respect to the foregoing transactions, interest expense accrued on amounts payable to, and interest income earned on amounts due from, affiliates for the three and six months ended June 30, 2004 and 2003, is summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2004	2003	2004	2003
Interest expense	$27	$28	$56	$56
Interest income	97	150	208	345

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. The more significant of these lawsuits are described below. Management does not believe the outcome of any of these lawsuits or incidents will have a material adverse effect on the Company’s financial position or future results of operations.

On February 8, 2000, Robert L. “Larry” Carrier filed a lawsuit against SMI and BMS in the Chancery Court for Sullivan County, Tennessee. This suit alleged that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint sought $15 million in compensatory and $60 million in punitive damages as well as injunctive relief. On October 11, 2002, the trial court entered a judgment against SMI and BMS for approximately $1,400,000 in damages plus costs. On February 19, 2003, the court entered into an amended judgment awarding approximately $2,400,000 to the plaintiff, and awarding BMS exclusive possession of the leased premises. A pre-tax charge to earnings of approximately $2,400,000 was reflected in 2002 for the litigation. The plaintiff and the Company appealed this judgment. On May 27, 2004, the Tennessee Court of Appeals reversed the trial court’s award of damages against SMI and BMS and dismissed all of the plaintiff’s claims. On July 26, 2004, the plaintiff filed an Application for Permission to Appeal with the Tennessee Supreme Court. The Tennessee Supreme Court has not yet determined whether to accept the plaintiff’s request to appeal. Management does not believe the plaintiff’s further efforts to appeal this matter will be successful, and therefore, has reversed the previous $2,400,000 pre-tax charge to earnings for this litigation which is included in other income for the three and six months ended June 30, 2004.

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

On August 23, 2000, a shareholder derivative complaint was filed against SMI and its directors in the Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. Wheeler, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack F. Kemp and Speedway Motorsports, Inc., alleged that in February 2000, SMI sold the Las Vegas Industrial Park – R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, SMI’s Chief Executive Officer, Chairman and majority stockholder, at less than these properties’ fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. The defendants filed an answer denying the allegations of the complaint. On October 14, 2003, the Court granted the defendants’ motion for summary judgment and dismissed all of the plaintiff’s claims. The plaintiff appealed this decision. On May 12, 2004, the Delaware Supreme Court affirmed the lower court’s grant of summary judgment and dismissal of the plaintiff’s claims. The Delaware Supreme Court’s decision exhausted the plaintiff’s rights to appeal, and this matter is now concluded.

On February 13, 2002, Francis Ferko, as a shareholder of SMI, filed a lawsuit in the United States Federal Court for the Eastern District of Texas against NASCAR and International Speedway Corporation (ISC) alleging, among other things, that NASCAR and ISC unlawfully refused to award SMI a NASCAR NEXTEL (formerly Winston) Cup Series race date at TMS. The plaintiff demanded judgment against defendants NASCAR and ISC for a NEXTEL Cup race date at TMS, monetary damages and other relief. The Company was named as a necessary party to the lawsuit, since the lawsuit was being brought on behalf of the Company by a shareholder. The Company did not assert any claim in this matter.

On May 14, 2004, the plaintiff, SMI, NASCAR and ISC entered into a settlement agreement to resolve this matter, which was approved by the Court on July 1, 2004 (the Ferko Settlement). As a result, the case was dismissed. As a part of the Ferko Settlement and NASCAR’s on-going NEXTEL Cup schedule realignment, TMS will host a second NEXTEL Cup race in November 2005. In addition, NASCAR added a second companion Busch Series race at TMS in November 2005. Also as a part of the Ferko Settlement, on July 2, 2004, SMI purchased substantially all of the assets and operations of the North Carolina Speedway located in Rockingham, North Carolina from ISC for approximately $100.4 million in cash. In addition, applicable law requires the Company to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. These and related litigation expenses totaling approximately $11.8 million were paid in July 2004. See Note 10 for additional information.

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

9. STOCK OPTION PLANS

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

10. SUBSEQUENT EVENT - LITIGATION SETTLEMENT, PURCHASE OF NORTH CAROLINA SPEEDWAY AND ISSUANCE OF SENIOR SUBORDINATED NOTES

On July 1, 2004, as part of settling the “Ferko” shareholder lawsuit as further described in Note 7, the Company acquired certain tangible and intangible assets and operations of North Carolina Speedway (NCS), a/k/a Rockingham Speedway, for approximately $100.4 million in cash plus acquisition costs. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. These and related settlement expenses approximating $11.8 million were paid in cash in July 2004. Intangible assets acquired pertain to, among other things, race event sanctioning arrangements and relationships with NASCAR for one annual NEXTEL Cup and Busch Series racing event. Under those sanctioning agreements, management intends to conduct a second NEXTEL Cup and Busch Series racing event at TMS beginning in November 2005. Management’s plans or intentions with respect to other NCS assets and future operations have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in 2004 or beyond. The acquisition will be accounted for using the purchase method in the third quarter 2004, and the results of NCS operations after acquisition will be included in the Company’s consolidated statements of income. The Company is in the process of obtaining an independent appraisal of the fair value of net assets acquired, including identifiable intangibles, and expects to reflect a $11.8 million pre-tax charge to earnings in the third quarter 2004 for the settlement expense. The acquisition was not significant and, therefore, unaudited pro forma financial information is not being presented.

The acquisition was funded with proceeds from a private placement, on July 7, 2004, of a $100.0 million add-on offering to the $230 million 6¾% Senior Subordinated Notes due 2013 issued in May 2003 and approximately $13.9 million in cash on hand. The add-on notes were issued at par and net proceeds, after commissions and fees, approximated $98.3 million. The Company plans to file a registration statement within 90 days after issuance to exchange these add-on notes for a new substantially identical debt securities issue registered under the Securities Act. The add-on notes are identical to the Senior Subordinated Notes issued in May 2003 with the same interest rate, maturity, covenants, limitations and other terms and are governed by the same indenture. See Note 5 for additional information on the Senior Subordinated Notes.

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

Concentration of racing events in any particular quarter, and the growth in the Company’s operations with attendant increases in overhead expenses, may tend to minimize operating income in certain future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three and six months ended June 30, 2004 and 2003 are not indicative of results that may be expected for the entire year because of such seasonality.

Set forth below is certain comparative summary information with respect to the Company’s scheduled major NASCAR-sanctioned racing events for 2004 and 2003:

	Number of scheduled major NASCAR-sanctioned events
	2004	2003
1st Quarter	5	7
2nd Quarter	6	4
3rd Quarter	2	2
4th Quarter	4	4

Total	17	17

RESULTS OF OPERATIONS

The more significant racing schedule changes that have occurred during the six months ended June 30, 2004 and 2003 include the following: NASCAR NEXTEL Cup and Busch Series racing events at TMS held and reported in the first quarter 2003 were held and reported in the second quarter 2004, AMS hosted a new NASCAR Craftsman Truck Series racing event in the first quarter 2004 and TMS hosted a new IROC racing event in the second quarter 2004. The following discussion and analysis reflects fluctuations in quarterly revenues, expenses and net income that are primarily attributable to reporting these NASCAR racing events at TMS in the first quarter 2003 and the second quarter 2004. For comparison purposes, the first quarter 2003 results associated with NASCAR racing events at TMS approximated revenues of $41.1 million, net income of $15.7 million and diluted earnings per share of $0.37. See Note 2 to the Consolidated Financial Statements for related information on quarterly reporting.

Non-GAAP Financial Information. The following financial information is presented below using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP. Non-GAAP net income and diluted earnings per share below are derived by adjusting GAAP basis amounts for certain items presented on the consolidated income statement net of income taxes. The non-GAAP financial information below is presented nowhere else in this Quarterly Report on Form 10-Q. Because the adjustments relate to charges for refinancing essentially all of the Company’s long-term debt and the FTC settlement, management believes such information is useful and meaningful to investors, and is used by management, to assess the Company’s core operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to operating income, net income or diluted earnings per share, which are determined in accordance with GAAP.

	Three Months Ended June 30:		Six Months Ended June 30:
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income	$39,868	$10,749	$64,612	$45,631
Adjustments (net of taxes):
Interim interest expense on debt redeemed, net (1)	—	902	—	902
Loss on early debt redemption and refinancing (2)	—	7,770	—	7,770
FTC refund claims settlement (3)	—	693	—	693

Non-GAAP net income	$39,868	$20,114	$64,612	$54,996

Diluted earnings per share	$0.92	$0.25	$1.49	$1.07
Non-GAAP adjustments:
Interim interest expense on debt redeemed (1)	—	0.02	—	0.02
Loss on early debt redemption and refinancing (2)	—	0.18	—	0.18
FTC refund claims settlement (3)	—	0.02	—	0.02

Non-GAAP diluted earnings per share	$0.92	$0.47	$1.49	$1.29

(1)	Interim interest expense on debt redeemed, net represents interest expense incurred on the 8½% Former Senior Subordinated Notes between May 16, 2003, issuance date of the 6¾% Senior Subordinated Notes, and June 15, 2003, redemption date of the Former Senior Subordinated Notes, net of interest income earned on associated invested proceeds during this period. The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required redemption notice to Former Senior Subordinated Note holders by the Company. See Note 5 to the Consolidated Financial Statements for additional information.

(2)	Loss on early debt redemption and refinancing represents a second quarter 2003 charge to earnings associated with replacement of the former bank credit facility that was maturing in May 2004 and issuance of the 6¾% Senior Subordinated Notes in May 2003, and redemption of the 8½% Former Senior Subordinated Notes in June 2003. The second quarter 2003 charge consisted of net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred cash flow hedge interest rate swap termination and settlement payment and transaction costs, all associated with the former debt arrangements. See Note 5 to the Consolidated Financial Statements for additional information.
(3)	FTC refund claims settlement represents a second quarter 2003 charge to earnings for refund claims paid under a litigation settlement reached between the Federal Trade Commission (“FTC”) and SMI and Oil-Chem and associated costs of refund processing. See Note 8 to the Consolidated Financial Statements for additional information.

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

Total Revenues for the three months ended June 30, 2004 increased by $55.0 million, or 50.1%, over such revenues for the same period in 2003.

Admissions for the three months ended June 30, 2004 increased by $18.3 million, or 51.1%, over such revenue for the same period in 2003. This increase is due primarily to NASCAR-sanctioned NEXTEL Cup and Busch Series racing events at TMS held and reported in the second quarter 2004 that were held and reported in the first quarter 2003. The overall increase was partially offset by lower attendance at NASCAR-sanctioned racing events held at LMS in the current period.

Event Related Revenue for the three months ended June 30, 2004 increased by $14.5 million, or 39.2%, over such revenue for the same period in 2003. This increase is due primarily to NASCAR-sanctioned NEXTEL Cup and Busch Series racing events at TMS held and reported in the second quarter 2004 that were held and reported in the first quarter 2003. The increase is also due to increased sponsorship, camping and other event related revenues associated with NASCAR-sanctioned racing events held during the current period.

NASCAR Broadcasting Revenue for the three months ended June 30, 2004 increased by $17.9 million, or 62.1%, over such revenue for the same period in 2003. This increase is due primarily to NASCAR-sanctioned NEXTEL Cup and Busch Series racing events at TMS held and reported in the second quarter 2004 that were held and reported in the first quarter 2003. The increase is also due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the three months ended June 30, 2004 increased by $4.3 million, or 52.5%, over such revenue for the same period in 2003. This increase is due primarily to current period revenues of TSI acquired in August 2003, which was partially offset by lower Oil-Chem revenues in the current period.

Direct Expense of Events for the three months ended June 30, 2004 increased by $8.0 million, or 39.2%, over such expense for the same period in 2003. This increase is due primarily to NASCAR-sanctioned NEXTEL Cup and Busch Series racing events at TMS held and reported in the second quarter 2004 that were held and reported in the first quarter 2003. The increase also reflects higher advertising costs and higher insurance premium and other costs for property, casualty, liability, and other insurance coverage in the current period.

NASCAR Purse and Sanction Fees for the three months ended June 30, 2004 increased by $12.0 million, or 58.8%, over such expense for the same period in 2003. This increase is due primarily to NASCAR-sanctioned NEXTEL Cup and Busch Series racing events at TMS held and reported in the second quarter 2004 that were held and reported in the first quarter 2003. The increase is also due to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period.

Other Direct Operating Expense for the three months ended June 30, 2004 increased by $3.8 million, or 57.0%, over such expense for the same period in 2003. This increase is due primarily to operating costs associated with current period revenues of TSI acquired in August 2003, which was partially offset by decreased advertising and other operating costs associated with lower Oil-Chem revenues in the current period.

General and Administrative Expense for the three months ended June 30, 2004 increased by $1.7 million, or 10.4%, over such expense for the same period in 2003. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations, and with TSI acquired in August 2003.

Depreciation and Amortization Expense for the three months ended June 30, 2004 increased by $280,000, or 3.3%, over such expense for the same period in 2003. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways.

Interest Expense, Net for the three months ended June 30, 2004 was $3.9 million compared to $6.5 million for the same period in 2003. As discussed further below, interest expense for the three months ended June 30, 2003 includes $1.5 million of net interim interest expense on debt redeemed. This decrease is also due to the lower interest rate on the Senior Subordinated Notes issued in May 2003 compared to the former senior subordinated notes, and to lower average outstanding borrowings under the bank revolving credit facility during the current period.

Net interim interest expense on debt redeemed represents interest expense incurred on the Former Senior Subordinated Notes between May 16, 2003, issuance date of the Senior Subordinated Notes, and June 15, 2003, redemption date of the Former Senior Subordinated Notes, net of interest income earned on associated invested proceeds during the interim period. The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required redemption notice to Former Senior Subordinated Note holders by the Company. See Note 5 to the Consolidated Financial Statements for additional information.

Loss on Early Debt Redemption and Refinancing of $12.8 million for the three months ended June 30, 2003 represents a charge associated with replacement of the former bank credit facility and issuance of the Senior Subordinated Notes in May 2003, and redemption of the Former Senior Subordinated Notes in June 2003 at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and recognition of a previously deferred gain from a cash flow hedge interest rate swap termination payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12.8 million, before income taxes of $5.0 million, were reflected as a charge to earnings in the second quarter 2003. The charge reduced basic and diluted earnings per share for 2003 by $0.18. See Note 5 to the Consolidated Financial Statements for additional information.

FTC Refund Claims Settlement for the three months ended June 30, 2003 represents a charge to earnings for refund claims paid under a litigation settlement reached between the FTC, SMI and Oil-Chem on March 20, 2003, and associated costs of refund processing. As part of the settlement, SMI and Oil-Chem offered a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the settlement terms, aggregate refunds payable by SMI and Oil-Chem are not to exceed $1.0 million. Customer refund requests received have exceeded the maximum settlement payment. As such, refund payments aggregate $1.0 million plus associated expenses. See Note 2 to the Consolidated Financial Statements for additional information.

Other Income, Net for the three months ended June 30, 2004 was $2.3 million compared to $58,000 for the same period in 2003. The change results primarily from current period recovery of a $2.4 million pre-tax charge to earnings previously recorded in 2002 for litigation associated with BMS. This recovery was recorded based on recent Court reversal of the 2002 decision that awarded damages and dismissal of claims against the Company upon successful appeal (see Note 8 to the Consolidated Financial Statements for additional information).

Income Before Income Taxes for the three months ended June 30, 2004 increased by $48.1 million, or 272.9%, over such income for the same period in 2003. This increase is due to the factors discussed above.

Income Tax Provision. The Company’s effective income tax rate for the three months ended June 30, 2004 and 2003 was 39.3%.

Net Income for the three months ended June 30, 2004 increased by $29.1 million, or 270.9%, over such income for the same period in 2003. This increase is due to the factors discussed above.

Six Months Ended June 30, 2004 Compared To Six Months Ended June 30, 2003

Total Revenues for the six months ended June 30, 2004 increased by $31.1 million, or 12.2%, over such revenues for the same period in 2003 for the factors discussed below.

Admissions for the six months ended June 30, 2004 increased by $5.3 million, or 5.4%, over such revenue for the same period in 2003. This increase is due primarily to continued growth in admissions at NASCAR-sanctioned racing events held at AMS, BMS, IR, LVMS and TMS, and to a lesser extent, AMS hosting a new NASCAR-sanctioned Craftsman Truck Series racing event and TMS hosting a new IROC racing event, in the current period. The overall increase was partially offset by lower admissions at NASCAR-sanctioned racing events held at LMS in the current period.

Event Related Revenue for the six months ended June 30, 2004 increased by $5.6 million, or 7.1%, over such revenue for the same period in 2003. This increase is due primarily to increased sponsorship, camping and other event related revenues associated with the growth in admissions at NASCAR-sanctioned racing events held at AMS, BMS, IR, LVMS and TMS in the current period.

NASCAR Broadcasting Revenue for the six months ended June 30, 2004 increased by $13.7 million, or 21.5%, over such revenue for the same period in 2003. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the six months ended June 30, 2004 increased by $6.6 million, or 39.5%, over such revenue for the same period in 2003. This increase is due primarily to current period revenues of TSI acquired in August 2003, which was partially offset by lower Oil-Chem revenues in the current period.

Direct Expense of Events for the six months ended June 30, 2004 increased by $3.6 million, or 8.1%, over such expense for the same period in 2003. This increase is due primarily to higher operating costs associated with the growth in admissions and other event related revenues at NASCAR-sanctioned racing events held at AMS, BMS, IR, LMS, LVMS and TMS in the current period. The increase also reflects higher advertising costs and new taxes on certain admission and other event related revenues in the current period.

NASCAR Purse and Sanction Fees for the six months ended June 30, 2004 increased by $6.3 million, or 13.2%, over such expense for the same period in 2003. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events, and to a lesser extent, the new NASCAR Craftsman Truck Series racing event at AMS, held in the current period.

Other Direct Operating Expense for the six months ended June 30, 2004 increased by $5.8 million or 39.4%, over such expense for the same period in 2003. This increase is due primarily to operating costs associated with current period revenues of TSI acquired in August 2003, which was partially offset by decreased advertising and other operating costs associated with lower Oil-Chem revenues in the current period.

General and Administrative Expense for the six months ended June 30, 2004 increased by $2.8 million, or 9.1%, over such expense for the same period in 2003. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations, and with TSI acquired in August 2003. The overall increase was partially offset by decreased legal costs associated with the FTC litigation settlement with Oil-Chem in March 2003 and other legal matters.

Depreciation and Amortization Expense for the six months ended June 30, 2004 increased by $851,000, or 5.0%, over such expense for the same period in 2003. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways.

Interest Expense, Net for the six months ended June 30, 2004 was $8.3 million compared to $11.6 million for the same period in 2003. As discussed further below, interest expense for the six months ended June 30, 2003 includes $1.5 million of net interim interest expense on debt redeemed. This decrease is also due to the lower interest rate on the Senior Subordinated Notes issued in May 2003 compared to the former senior subordinated notes, and to lower average outstanding borrowings under the bank revolving credit facility during the current period. The overall decrease was partially offset by lower capitalized interest and lower outstanding notes receivable during the current period.

Net interim interest expense on debt redeemed represents interest expense incurred on the Former Senior Subordinated Notes between May 16, 2003, issuance date of the Senior Subordinated Notes, and June 15, 2003, redemption date of the Former Senior Subordinated Notes, net of interest income earned on associated invested proceeds during the interim period. The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required redemption notice to Former Senior Subordinated Note holders by the Company. See Note 5 to the Consolidated Financial Statements for additional information.

Loss on Early Debt Redemption and Refinancing of $12.8 million for the six months ended June 30, 2003 represents a charge associated with replacement of the former bank credit facility and issuance of the Senior Subordinated Notes in May 2003, and redemption of the Former Senior Subordinated Notes in June 2003 at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and recognition of a previously deferred gain from a cash flow hedge interest rate swap termination payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12.8 million, before income taxes of $5.0 million, were reflected as a charge to earnings in the second quarter 2003. The charge reduced basic and diluted earnings per share for 2003 by $0.18. See Note 5 to the Consolidated Financial Statements for additional information.

FTC Refund Claims Settlement for the six months ended June 30, 2003 represents a charge to earnings for refund claims paid under a litigation settlement reached between the FTC, SMI and Oil-Chem on March 20, 2003, and associated costs of refund processing. As part of the settlement, SMI and Oil-Chem offered a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the settlement terms, aggregate refunds payable by SMI and Oil-Chem are not to exceed $1.0 million. Customer refund requests received have exceeded the maximum settlement payment. As such, refund payments aggregate $1.0 million plus associated expenses. See Note 2 to the Consolidated Financial Statements for additional information.

Other Expense (Income), Net. Other income, net for the six months ended June 30, 2004 was $2.2 million compared to other expense, net of $253,000 for the same period in 2003. The change results primarily from current period recovery of a $2.4 million pre-tax charge to earnings previously recorded in 2002 for litigation associated with BMS. This recovery was recorded based on recent Court reversal of the 2002 decision that awarded damages and dismissal of claims against the Company upon successful appeal (see Note 8 to the Consolidated Financial Statements for additional information). The change was also due to recognizing a loss on disposal of equipment damaged at TMS in the same period in 2003, and to a combination of individually insignificant items. No such losses were recognized in the current period.

Income Before Income Taxes for the six months ended June 30, 2004 increased by $31.4 million, or 41.8%, over such income for the same period in 2003. This increase is due to the factors discussed above.

Income Tax Provision. The Company’s effective income tax rate for the six months ended June 30, 2004 and 2003 was 39.4% and 39.3%.

Net Income for the six months ended June 30, 2004 increased by $19.0 million, or 41.6%, over such income for the same period in 2003. This increase is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the six months ended June 30, 2004 for improvements and expansion at its speedway facilities. Significant changes in the Company’s financial condition and liquidity during the six months ended June 30, 2004 resulted primarily from:

(1)	net cash generated by operations amounting to $83.3 million, including an increase in accounts receivable of $15.5 million, a decrease in prepaid and other current assets of $12.0 million, and an increase in accrued income taxes of $30.3 million; and

(2)	cash outlays for capital expenditures amounting to $41.1 million.

At June 30, 2004, the Company had cash and cash equivalents totaling $177.4 million and had $50.0 million in outstanding borrowings under the $250.0 million revolving component of the Credit Facility, with available additional borrowings of up to $199.1 million. At June 30, 2004, net non-current deferred income tax liabilities totaled $153.0 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

Cash flows from operations in the six months ended June 30, 2004 compared to 2003 were impacted by (1) less cash paid for interest in 2004 due to changes in timing of interest payments due under the new Senior Subordinated Notes and (2) recovery of certain other current assets upon resale in 2004.

The Company had the following contractual cash obligations and other commercial commitments as of June 30, 2004 (in thousands):

	Payments Due By Period
	Total	Current	1-3 Years	3-5 Years	Thereafter
Contractual Cash Obligations (1)
Current liabilities, excluding current maturities of long-term debt and deferred race event income	$66,223	$66,223	—	—	—
Long-term debt, including current maturities (2)	330,347	6,437	$25,160	$68,750	$230,000
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	1,730	—	—	—	1,730
Operating leases	4,082	744	1,488	1,488	362

Total Contractual Cash Obligations	$404,976	$73,404	$26,648	$70,238	$234,686

	Commitment Expiration By Period
	Total	Current	1-3 Years	3-5 Years	Thereafter
Other Commercial Commitments
Letters of credit,
Total Other Commercial Commitments	$926	$926	—	—	—

(1)	Contractual cash obligations above exclude: (a) interest payments under debt obligations, including the Senior Subordinated Notes and the Credit Facility. In the six months ended June 30, 2004, cash paid for interest, net of amounts capitalized, approximated $9.4 million; (b) income taxes that may be paid in future years. In the six months ended June 30, 2004, cash paid for income taxes approximated $11.9 million; and (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs.
(2)	Includes required quarterly principal payments under the Term Loan aggregating (for annual periods ending June 30): $6.3 million in 2005, $12.5 million in 2006 and in 2007, and $18.7 million in 2008.

Future Liquidity. The Company anticipates that cash from operations and funds available through the Credit Facility will be sufficient to meet its operating needs at least through 2004 and into 2005, including planned capital expenditures and payment of any future dividends that may be declared. Based upon anticipated future growth and financing requirements, the Company may, from time to time, obtain additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase its debt and equity securities, depending on liquidity, prevailing market conditions, and such factors as permissibility under the Credit Facility and the Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, additional liquidity resources, as well as possibly others, could be needed to fund the Company’s continued growth, including the continued expansion and improvement of its speedway and other facilities.

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

July 2004 Litigation Settlement, Purchase of North Carolina Speedway and Issuance of Senior Subordinated Notes. On July 1, 2004, as part of settling the “Ferko” shareholder lawsuit as further described in Note 8 to the Consolidated Financial Statements, the Company acquired certain tangible and intangible assets and operations of North Carolina Speedway (NCS), a/k/a Rockingham Speedway, for approximately $100.4 million in cash plus acquisition costs. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. These and related settlement expenses approximating $11.8 million were paid in cash in July 2004. Intangible assets acquired pertain to, among other things, race event sanctioning arrangements and relationships with NASCAR for one annual NEXTEL Cup and Busch Series racing event. Under those sanctioning agreements, management intends to conduct a second NEXTEL Cup and Busch Series racing event at TMS beginning in November 2005. Management’s plans or intentions with respect to other NCS assets and future operations have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in

2004 or beyond. Management anticipates that the increased add-on debt interest payments and working capital requirements for NCS operations, if any, will be largely funded by advance ticket and other event related revenues associated with these new NASCAR NEXTEL Cup and Busch Series races at TMS.

The acquisition will be accounted for using the purchase method in the third quarter 2004, and the results of NCS operations after acquisition will be included in the Company’s consolidated statements of income. The Company is in the process of obtaining an independent appraisal of the fair value of net assets acquired, including identifiable intangibles, and expects to reflect a $11.8 million pre-tax charge to earnings in the third quarter 2004 for the settlement expense.

The acquisition was funded with proceeds from a private placement, on July 7, 2004, of a $100.0 million add-on offering to the $230 million 6¾% Senior Subordinated Notes due 2013 issued in May 2003 and approximately $13.9 million in cash on hand. The add-on notes were issued at par and net proceeds, after commissions and fees, approximated $98.3 million. The Company plans to file a registration statement within 90 days after issuance to exchange these add-on notes for a new substantially identical debt securities issue registered under the Securities Act. The add-on notes are identical to the Senior Subordinated Notes issued in May 2003 with the same interest rate, maturity, covenants, limitations and other terms and are governed by the same indenture.

Capital Expenditures

Management believes significant growth in the Company’s revenues depends, in large part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At June 30, 2004, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at its speedways. The Company’s multi-year reconfiguration and modernization of IR is substantially finished, with completion presently scheduled for 2004. In 2004, the Company completed construction of approximately 14,000 new permanent seats at LVMS, substantially completed renovating and modernizing LMS’s infield garages, media center, scoring towers and other facilities, is installing safer crash walls at several of its speedways, and is completing construction of new administration and marketing facilities at BMS. Similar to prior years, the Company continues to expand concessions, camping, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans at several of its speedways. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow particularly at IR, and at other Company speedways.

The estimated aggregate cost of capital expenditures in 2004 approximate $60.0 to 65.0 million. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company presently does not have any significant off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including some of the following operating factors:

•    July 2004 Litigation Settlement, Purchase of North Carolina Speedway and Issuance of Senior Subordinated Notes. As discussed in “Liquidity and Capital Resources” above and Note 8 to the Consolidated Financial Statements, on July 1, 2004, the Company acquired certain tangible and intangible assets and operations of North Carolina Speedway, a/k/a Rockingham Speedway, for approximately $100.4 million in cash as part of the “Ferko” shareholder lawsuit settlement. Also, SMI was required under applicable law to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. These and related settlement expenses approximating $11.8 million were paid in cash in July 2004. The acquisition was funded with proceeds from a privately placed $100.0 million add-on offering, on July 7, 2004, to the $230 million 6¾% Senior Subordinated Notes due 2013 issued in May 2003 and approximately $13.9 million in cash on hand. The terms of the add-on notes are identical to the Senior Subordinated Notes issued in May 2003.

Intangible assets acquired include, among other things, race event sanctioning arrangements and relationships with NASCAR for one annual NEXTEL Cup and Busch Series racing event which management intends to conduct at TMS beginning in November 2005. Management’s plans or intentions with respect to other NCS assets and future operations have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in 2004 or beyond. The acquisition will be accounted for using the purchase method in the third quarter 2004, and the results of NCS operations after acquisition will be included in the Company’s consolidated statements of income. The Company is in the process of obtaining an independent appraisal of the fair value of net assets acquired, including identifiable intangibles, and expects to reflect a $11.8 million pre-tax charge to earnings in the third quarter 2004 for the settlement expense.

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

•    Other Operating Revenue. The Company intends to develop new merchandising opportunities, expand product offerings through electronic media promotional programming, and market racing and other sports related souvenir merchandise and apparel with broadcasters and other third-party venues. The Company’s other operating revenues may increase depending on, among other factors, the success of such efforts, the success of motorsports, particularly NASCAR’s NEXTEL Cup Series, and future market demand, trends and competition for the Company’s non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside its control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While the Company’s revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization. Also, the Company may, from time to time, expand its business involving bulk commodity transactions on a fixed or hedged price basis utilizing cash or letters of credit issued by recognized financial institutions. Such commodity transaction revenues could become significant, although resulting profit margins could be less than those on existing operations.

•    Insurance Coverage. Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted after the national incidents on September 11, 2001 and incidents such as the pedestrian bridge collapse at LMS in 2000. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. The Company has a material investment in property and equipment at each of its six speedway facilities, generally located near highly populated cities, and which hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs in fiscal 2003 and 2004, and further increases are possible. While management believes it has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, management can not guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company’s speedway facilities could have a material adverse effect on the Company’s financial position and future results of operations if asset damage and/or its liability were to exceed insurance coverage limits. The occurrence of additional national incidents, and particularly incidents at sporting events, entertainment or other public venues, may significantly impair the Company’s ability to obtain such insurance coverage in the future. The Company uses a combination of insurance and self-insurance to manage various risks associated with its speedway and other properties, and motorsports events and other business risks. The Company has and may further increase its self-insurance limits which could subject the Company to increased risk of loss should the number of incidents, damages, causalities or other claims below such self-insured limits increase. While management believes it has reasonable self-insurance limits in place, management can not guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on the Company’s financial position and future results of operations.

•    Litigation Costs. As discussed in “Legal Proceedings” and Note 8 to the Consolidated Financial Statements, the Company is

involved in various litigation for which significant legal costs were incurred in 2003 and 2004. The Company intends to defend vigorously against the claims raised in existing legal actions, and may continue to incur significant legal costs in 2004. Management is presently unable to quantify the amount of these expected legal costs, and new or changes in pending or threatened legal action against the Company could result in further increases in legal costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s financial instruments with market risk exposure consist only of notes receivable, bank revolving credit facility borrowings, the term loan under the Credit Facility and two interest rate swaps that are sensitive to changes in interest rates. A change in interest rates of one percent on floating rate notes receivable and debt balances outstanding at June 30, 2004, excluding the interest rate swaps, would cause a change in annual interest income of approximately $125,000 and annual interest expense of approximately $100,000.

As discussed in Note 5 to the Consolidated Financial Statements, the Company’s two interest rate swap transactions are separately designated as fair value and cash flow hedges of underlying fixed and variable rate debt obligations. The swaps have principal notional amounts of $50.0 million, provide for settlement every six months beginning on December 1, 2003, and expire in June 2008 and June 2013 corresponding with the underlying hedged debt terms. At June 30, 2004 and December 31, 2003, the net estimated fair market value of these hedges combined is $599,000 and $422,000.

Equity Price Risk. The Company’s marketable equity securities are included in other noncurrent assets and are classified as “available for sale.” Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

As of and during the six months ended June 30, 2004, there have been no other significant changes in the Company’s interest rate risk or equity price risk.

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

Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting in the second quarter of 2004 or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 8, 2000, Robert L. “Larry” Carrier filed a lawsuit against SMI and BMS in the Chancery Court for Sullivan County, Tennessee. This suit alleged that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint sought $15 million in compensatory and $60 million in punitive damages as well as injunctive relief. On October 11, 2002, the trial court entered a judgment against SMI and BMS for approximately $1.4million in damages plus costs. On February 19, 2003, the court entered into an amended judgment awarding approximately $2.4 million to the plaintiff, and awarding BMS exclusive possession of the leased premises. A pre-tax charge to earnings of approximately $2.4 million was reflected in 2002 for the litigation. The plaintiff and the Company appealed this judgment. On May 27, 2004, the Tennessee Court of Appeals reversed the trial court’s award of damages against SMI and BMS and dismissed all of the plaintiff’s claims. On July 26, 2004, the plaintiff filed an Application for Permission to Appeal with the Tennessee Supreme Court. The Tennessee Supreme Court has not yet determined whether to accept the plaintiff’s request to appeal. Management does not believe the plaintiff’s further efforts to appeal this matter will be successful, and therefore, has reversed the previous $2.4 million pre-tax charge to earnings for this litigation which is included in other income for the three and six months ended June 30, 2004.

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

On May 24, 2000, a Petition for Writ of Mandate, Declaratory Relief and Injunctive Relief was filed in the Superior Court of California, Sonoma County by Yellow Flag Alliance, Tony Lilly and Nancy Lilly against Sonoma County and Sonoma County Board of Supervisors. This action challenged the Sonoma County Board of Supervisors’ authorization of an IR renovation project. In particular, the petitioners claimed that the County board failed to follow California statutes requiring environmental assessments of the IR project on issues such as noise, traffic, visual impairments, land use and zoning. In January 2004, this matter was settled with no material impact on IR’s operations and no payments by SMI or IR to the parties to the action.

On August 23, 2000, a shareholder derivative complaint was filed against SMI and its directors in the Delaware Chancery Court for New Castle County. The complaint, styled Crandon Capital Partners v. O. Bruton Smith, H.A. Wheeler, William R. Brooks, Edwin R. Clark, William P. Benton, Mark M. Gambill, Jack F. Kemp and Speedway Motorsports, Inc., alleged that in February 2000, SMI sold the Las Vegas Industrial Park – R&D Industrial Campus and approximately 300 acres of undeveloped adjacent land to O. Bruton Smith, SMI’s Chief Executive Officer, Chairman and majority stockholder, at less than these properties’ fair market value, which transaction allegedly constituted a breach of fiduciary duties and corporate waste. The defendants filed an answer denying the allegations of the complaint. On October 14, 2003, the Court granted the defendants’ motion for summary judgment and dismissed all of the plaintiff’s claims. The plaintiff appealed this decision. On May 12, 2004, the Delaware Supreme Court affirmed the lower court’s grant of summary judgment and dismissal of the plaintiff’s claims. The Delaware Supreme Court’s decision exhausted the plaintiff’s rights to appeal, and this matter is now concluded.

On February 13, 2002, Francis Ferko, as a shareholder of SMI, filed a lawsuit in the United States Federal Court for the Eastern District of Texas against NASCAR and International Speedway Corporation (ISC) alleging, among other things, that NASCAR and ISC unlawfully refused to award SMI a NASCAR NEXTEL (formerly Winston) Cup Series race date at TMS. The plaintiff demanded judgment against defendants NASCAR and ISC for a NEXTEL Cup race date at TMS, monetary damages and other relief. The Company was named as a necessary party to the lawsuit, since the lawsuit was being brought on behalf of the Company by a shareholder. The Company did not assert any claim in this matter. On May 14, 2004, the plaintiff, SMI, NASCAR and ISC entered into a settlement agreement to resolve this matter, which was approved by the Court on July 1, 2004 (the Ferko Settlement). As a result, the case was dismissed. As a part of the Ferko Settlement and NASCAR’s on-going NEXTEL Cup schedule realignment, TMS will host a second NEXTEL Cup race in November 2005. In addition, NASCAR added a second companion Busch Series race at TMS in November 2005. Also as a part of the Ferko Settlement, on July 2, 2004, SMI purchased substantially all of the assets and operations of the North Carolina Speedway located in Rockingham, North Carolina from ISC for approximately $100.4 million in cash. In addition, applicable law requires the Company to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. These and related litigation expenses totaling approximately $11.8 million were paid in July 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 21, 2004, O. Bruton Smith, William P. Benton, and Robert L. Rewey were reelected, and James P. Holden and Marcus G. Smith were elected, directors by the Company’s stockholders. Directors not reelected or elected at the meeting, but whose terms of office continued after the meeting, were H.A. Wheeler, William R. Brooks, Mark M. Gambill and Tom E. Smith. In addition to reelection of three directors and election of two directors, the stockholders ratified the selection of Deloitte & Touche LLP as the principal auditors of the Company, approved the adoption of the SMI 2004 Stock Option Plan, and approved the amendment of the SMI Employee Stock Purchase Plan to increase the authorized number of shares issuable thereunder from 400,000 to 800,000.

	For	Votes Against	Votes Withheld	Abstentions/ Broker Non-votes
Reelection of O. Bruton Smith	41,627,805	—	240,449	1,238,290
Reelection of William P. Benton	41,676,655	—	191,599	1,238,290
Reelection of Robert L. Rewey	41,644,656	—	223,598	1,238,290
Election of James P. Holden	41,715,774	—	152,480	1,238,290
Election of Marcus G. Smith	41,684,683	—	183,571	1,238,290

Ratification of Deloitte & Touche LLP as principal auditors	41,264,550	584,604	19,100	1,238,290

Adoption of the SMI 2004 Stock Option Plan	35,583,975	4,993,837	53,839	2,474,893

Amendment of the SMI Employee Stock Purchase Plan	39,745,154	1,234,369	4,268	2,092,753

Item 6. Exhibits and Reports on Form 8-K

Exhibits filed during the fiscal quarter covered by this Form 10-Q are as follows:

(a)

Exhibit Number	Description
31.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) On May 6, 2004, the Company filed a report on Form 8-K dated May 5, 2004, pursuant to Item 12 of such form, reporting that the Company issued a press release announcing its earnings for the quarter ended March 31, 2004, and that the press release was filed as an exhibit to the report on Form 8-K.

On May 18, 2004, the Company filed a report on Form 8-K dated May 14, 2004, pursuant to Item 5 of such form, reporting that the Company issued a press release announcing its purchase of North Carolina Speedway, settlement of a shareholder lawsuit, Texas Motor Speedway will host a second NASCAR NEXTEL Series Cup race beginning in 2005, the NASCAR NEXTEL All-Star Challenge race will remain at Lowe’s Motor Speedway in 2005, and that the press release was filed as an exhibit to the report on Form 8-K.

On June 30, 2004, the Company filed a report on Form 8-K dated June 29, 2004, pursuant to Item 5 of such form, reporting that the Company issued a press release announcing it was privately placing an $100 million add-on offering to the $230 million 6¾% Senior Subordinated Notes due 2013 issued on May 16, 2003, and that the press release was filed as an exhibit to the report on Form 8-K.

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

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: August 4, 2004	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: August 4, 2004	By:	/s/ William R. Brooks
William R. Brooks
Vice President, Chief Financial
Officer, Treasurer and Director
(principal financial and accounting officer)

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

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