Form 10-Q
period 2004-09-30
SPEEDWAY MOTORSPORTS INC
filed 2004-11-05
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 4, 2004, there were 43,672,436 shares of common stock outstanding.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, Controls and Procedures, and Legal Proceedings contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (1) statements in this Quarterly Report on Form 10-Q that reflect projections or expectations of the Company’s future financial or economic performance; (2) statements that are not historical information; (3) statements of the Company’s beliefs, intentions, plans and objectives for future operations; (4) statements relating to our operations or activities for 2004 and beyond; and (5) statements relating to the Company’s future capital projects, hosting of races, broadcasting rights, financing needs or sponsorships and legal proceedings and other contingencies. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, “may”, “plans”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 to the Company’s fiscal 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) and in the “Risk Factors” section of the prospectus to the Company’s registration statement on Form S-4 (Registration No. 333-118679) filed with the SEC in September 2004. Forward-looking statements included in this report are based on information available to the Company as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking information contained in this report.

The Company’s website is located at www.gospeedway.com. The Company makes available free of charge, through its website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act. These reports are available as soon as reasonably practicable after the Company electronically files those materials with the SEC. The Company also posts on its website the charters of the Company’s Audit, Compensation, and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or New York Stock Exchange regulations. The documents are also available in print, free of charge, to any requesting shareholder by contacting the Company’s corporate secretary at its executive offices.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$203,941	$134,472
Accounts receivable	27,062	27,937
Prepaid income taxes	—	5,955
Inventories	18,635	19,676
Prepaid expenses and other current assets	4,942	16,708

Total Current Assets	254,580	204,748
Property and Equipment, Net	912,150	886,700
Goodwill and Other Intangible Assets, Net	157,969	61,337
Notes and Other Receivables:
Affiliates	10,035	11,089
Other	5,059	2,412
Other Assets	25,663	24,270

TOTAL	$1,365,456	$1,190,556

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7,989	$3,353
Accounts payable	13,281	15,086
Deferred race event income, net	80,930	94,962
Accrued income taxes	15,470	—
Accrued interest	7,651	1,822
Accrued expenses and other liabilities	25,065	20,746

Total Current Liabilities	150,386	135,969
Long-Term Debt	420,760	337,014
Payable to Affiliate	2,594	2,594
Deferred Income, Net	12,720	11,780
Deferred Income Taxes	149,542	152,847
Other Liabilities	2,842	2,278

Total Liabilities	738,844	642,482

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $.10 par value, shares authorized - 3,000,000, no shares issued	—	—
Common stock, $.01 par value, shares authorized - 200,000,000, issued and outstanding - 43,672,000 in 2004 and 42,887,000 in 2003	437	429
Additional paid-in capital	201,542	182,785
Retained earnings	424,979	364,865
Accumulated other comprehensive loss	(346)	(5)

Total Stockholders’ Equity	626,612	548,074

TOTAL	$1,365,456	$1,190,556

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2004	2003
REVENUES:
Admissions	$25,888	$24,070
Event related revenue	23,225	20,857
NASCAR broadcasting revenue	11,611	9,570
Other operating revenue	10,239	9,500

Total Revenues	70,963	63,997

EXPENSES AND OTHER:
Direct expense of events	16,548	15,829
NASCAR purse and sanction fees	9,072	8,129
Other direct operating expense	9,638	8,191
General and administrative	16,915	14,832
Depreciation and amortization	8,969	8,890
Interest expense, net (Note 5)	6,014	4,838
Ferko litigation settlement (Note 1)	11,800	—
Other expense (income), net	(582)	233

Total Expenses and Other	78,374	60,942

Income (Loss) Before Income Taxes	(7,411)	3,055
Income Tax Provision (Benefit)	(2,913)	1,201

NET INCOME (LOSS)	$(4,498)	$1,854

Basic Earnings (Loss) Per Share (Note 6)	$(0.10)	$0.04

Weighted Average Shares Outstanding	43,468	42,528
Diluted Earnings (Loss) Per Share (Note 6)	$(0.10)	$0.04

Weighted Average Shares Outstanding	43,724	42,801

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
REVENUES:
Admissions	$128,692	$121,597
Event related revenue	106,904	98,955
NASCAR broadcasting revenue	88,930	73,198
Other operating revenue	33,466	26,148

Total Revenues	357,992	319,898

EXPENSES AND OTHER:
Direct expense of events	64,397	60,091
NASCAR purse and sanction fees	63,113	55,889
Other direct operating expense	30,182	22,927
General and administrative	51,006	46,082
Depreciation and amortization	26,746	25,816
Interest expense, net (Note 5)	14,342	16,416
Ferko litigation settlement (Note 1)	11,800	—
Loss on early debt redemption and refinancing (Note 5)	—	12,800
FTC refund claims settlement (Note 2)	—	1,141
Other expense (income), net (Note 8)	(2,807)	486

Total Expenses and Other	258,779	241,648

Income Before Income Taxes	99,213	78,250
Income Tax Provision	39,099	30,765

NET INCOME	$60,114	$47,485

Basic Earnings Per Share (Note 6)	$1.39	$1.12

Weighted Average Shares Outstanding	43,211	42,422
Diluted Earnings Per Share (Note 6)	$1.38	$1.11

Weighted Average Shares Outstanding	43,529	42,696

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Common Stock		Additional Paid - In Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Total Stock - holders’ Equity
	Shares	Amount			Fair Market Value Adjustment	Unrealized Holding Loss
BALANCE - JANUARY 1, 2004	42,887	$429	$182,785	$364,865	$6	$(11)	$548,074
Net income	—	—	—	60,114	—	—	60,114
Fair market value adjustment to interest rate hedge, net of tax	—	—	—	—	(335)	—	(335)
Change in net unrealized gain (loss) on marketable equity securities, net of tax	—	—	—	—	—	(6)	(6)

Comprehensive income							59,773
Issuance of stock under employee stock purchase plan	90	1	2,344	—	—		2,345
Exercise of stock options	695	7	12,484	—	—		12,491
Tax benefit from exercise of stock options	—	—	3,929	—	—	—	3,929

BALANCE - SEPTEMBER 30, 2004	43,672	$437	$201,542	$424,979	$(329)	$(17)	$626,612

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,114	$47,485
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of property and equipment	(702)	180
Loss on early debt redemption and refinancing	—	12,800
Depreciation and amortization	26,746	25,816
Amortization of deferred income	(1,308)	(1,462)
Changes in operating assets and liabilities:
Accounts receivable	1,325	(4,255)
Inventories	91	(2,431)
Prepaid expenses and other current assets	12,966	(14,770)
Accounts payable	1,262	(3,275)
Deferred race event income	(14,032)	(5,920)
Accrued income taxes	21,425	17,426
Accrued expenses and other liabilities	9,860	4,174
Deferred income	1,055	580
Other assets and liabilities	1,395	855

Net Cash Provided By Operating Activities	120,197	77,203

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt	100,132	360,000
Principal payments on long-term debt	(11,750)	(360,131)
Interest rate swap settlement receipts	288	—
Payments of debt redemption premium and debt issuance costs (Note 5)	(1,989)	(19,500)
Exercise of common stock options	12,491	5,391
Issuance of stock under employee stock purchase plan	2,345	1,061

Net Cash Provided (Used) By Financing Activities	101,517	(13,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53,170)	(49,881)
Payments for business acquisitions	(100,539)	(2,852)
Proceeds from sales of property and equipment	807	685
Proceeds from sales of marketable equity securities	—	238
Increase in notes and other receivables:
Affiliates	(314)	(477)
Other	(497)	(3,851)
Repayment of notes and other receivables:
Affiliates	1,368	5,817
Other	100	—

Net Cash Used By Investing Activities	(152,245)	(50,321)

Net Increase In Cash and Cash Equivalents	69,469	13,703
Cash and Cash Equivalents At Beginning Of Period	134,472	112,638

Cash and Cash Equivalents At End Of Period	$203,941	$126,341

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$15,819	$19,428
Cash paid for income taxes	18,458	13,336
Supplemental Information Of Noncash Investing And Financing Activities:
Land sale financed with note receivable	3,900	—
Net liabilities assumed for business acquisitions	—	4,087
Decrease in accounts payable for capital expenditures.	(3,067)	(4,508)

See notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries, 600 Racing, Inc., Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC, Speedway Funding LLC, Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA, Inc. a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company).

Ferko Litigation Settlement and Purchase of North Carolina Speedway – In February 2002, Francis Ferko, as a shareholder of SMI, filed a lawsuit in the United States Federal Court for the Eastern District of Texas against the National Association for Stock Car Auto Racing, Inc. (NASCAR) and International Speedway Corporation (ISC) alleging, among other things, that NASCAR and ISC unlawfully refused to award SMI a NASCAR NEXTEL (formerly Winston) Cup Series race date at TMS. The plaintiff demanded judgment against defendants NASCAR and ISC for a NEXTEL Cup race date at TMS, monetary damages and other relief. The Company was named as a necessary party to the lawsuit, since the lawsuit was being brought on behalf of the Company by a shareholder. The Company did not assert any claim in this matter. In May 2004, the plaintiff, SMI, NASCAR and ISC entered into a settlement agreement to resolve this matter, which was approved by the Court on July 1, 2004 (the Ferko Settlement). As a result, the case was dismissed. In July 2004, as part of the Ferko Settlement, the Company acquired certain tangible and intangible assets and operations of North Carolina Speedway for approximately $100,400,000 in cash plus acquisition costs. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. These and related settlement expenses approximating $11,800,000 were paid in cash in July 2004 and reflected as a third quarter 2004 charge to earnings. The acquisition was funded with proceeds from a July 2004 private placement of a $100,000,000 add-on offering to the $230,000,000 6¾% Senior Subordinated Notes due 2013 issued in May 2003 as further described in Note 5.

Intangible assets acquired in the Ferko settlement were principally non-amortizable race event sanctioning and renewal agreements with NASCAR for one annual NEXTEL Cup and Busch Series racing event at TMS. Under those sanctioning and renewal agreements, management intends to conduct a second NEXTEL Cup and Busch Series racing event at TMS beginning in November 2005. NCS operations presently consist principally of track rentals. Management’s plans or intentions with respect to other future use or operations of NCS have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in 2004 or beyond. The acquisition was accounted for using the purchase method, and the results of NCS operations after acquisition are included in the Company’s consolidated statements of income. The acquisition was not significant and, therefore, unaudited pro forma financial information is not presented. The purchase price was allocated to assets and liabilities acquired at their estimated fair market values at acquisition date. The Company is presently finalizing this initial allocation, including valuation of intangible assets acquired. As such, the purchase price allocation is preliminary. However, based on current information, management believes the final purchase price allocation will not materially differ from that used in the accompanying September 30, 2004 consolidated balance sheet. The preliminary purchase price allocation by major category consisted of $4,670,000 for property and equipment and $95,869,000 for non-amortizable other intangible assets. See Note 4 for additional information on goodwill and other intangible assets.

Prior Year Business Acquisition – In August 2003, the Company acquired certain tangible and intangible assets and operations of The Source International for approximately $2,975,000 in cash and $4,170,000 of assumed net liabilities, including goodwill and other intangible assets with a fair value of $7,145,000. The Company acquired TSI for electronic media promotional programming and wholesale and retail distribution operations for racing and other sports related souvenir merchandise and apparel. The acquisition was accounted for using the purchase method, and the results of operations after acquisition are included in the Company’s consolidated statements of income. The Company’s final purchase accounting resulted in decreasing certain acquired tangible assets and increasing goodwill by $950,000 (see Note 4). The acquisition was not significant and, therefore, unaudited pro forma financial information is not presented.

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

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of Speedway Clubs, Legends Car, industrial park rental, MBM, Oil-Chem, TSI and certain SMI Properties revenues.

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

Food and Beverage Management Agreement – Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) have exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s six speedways and other outside venues under a long-term food and beverage management agreement. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The Company’s operating profits associated with such activities provided by the Levy Group are reported as net commission revenue in event related revenue and other operating revenue.

Quarterly Reporting – The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at the Company’s speedways from time to time lessen the comparability of operating results between quarterly financial statements of successive years.

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

	Three Months Ended September 30:		Nine Months Ended September 30:
	2004	2003	2004	2003
Net income (loss) as reported	$(4,498)	$1,854	$60,114	$47,485
Less: Stock-based compensation expense determined using fair value method, net of taxes	(93)	(187)	(1,524)	(1,335)

Pro forma net income (loss)	$(4,591)	$1,667	$58,590	$46,150

Basic Earnings (Loss) Per Share:
As reported	$(0.10)	$0.04	$1.39	$1.12

Pro forma	$(0.11)	$0.04	$1.36	$1.09

Diluted Earnings (Loss) Per Share:
As reported	$(0.10)	$0.04	$1.38	$1.11

Pro forma	$(0.11)	$0.04	$1.35	$1.08

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

Other Current Assets – Prepaid expenses and other current assets at December 31, 2003 include payments of $13,948,000 for mid-distillate petroleum products purchased for resale recorded at cost and associated transaction costs that were recovered upon resale in the nine months ended September 30, 2004. There were no unrecovered costs at September 30, 2004.

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

Reclassifications – Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES - Inventories as of September 30, 2004 and December 31, 2003 consist of the following components (in thousands):

	September 30, 2004	December 31, 2003
Souvenirs and apparel	$12,358	$13,233
Finished vehicles, parts and accessories	4,725	4,542
Oil lubricant and other	1,552	1,901

Total	$18,635	$19,676

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At September 30, 2004 and December 31, 2003, inventories reflect provisions of $6,221,000 and $4,744,000.

4. GOODWILL AND OTHER INTANGIBLE ASSETS - Goodwill and other intangible assets represent the excess of business acquisition costs over the fair value of net assets acquired, and all such intangible assets are associated with the Company’s motorsports related reporting unit. The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. Under SFAS No. 142, the Company periodically assesses goodwill and other intangible assets at the reporting unit level for possible impairment. Such assessment is performed annually as of April 1 or when events or circumstances indicate possible impairment may have occurred. There have been no events or circumstances which might indicate possible impairment of goodwill and other intangible assets since April 1, 2004, the latest assessment date.

All present goodwill and other intangible assets are associated with the Company’s motorsports related operating segment. Other intangible assets consist principally of approximately $98,769,000 associated with indefinite-lived race event sanctioning and renewal agreements, including $95,869,000 acquired in the current period (see Note 1), and $3,320,000 with network and other contracts for media promotional programming related to TSI acquired in August 2003. Estimated annual amortization expense for the next five years is approximately $156,000 each year.

Goodwill and other intangible assets as of September 30, 2004 and December 31, 2003 are summarized as follows (dollars in thousands):

	Estimated Amortization Periods	September 30, 2004	December 31, 2003
Non-amortizable goodwill	—	$64,424	$63,564
Non-amortizable other intangible assets	—	98,769	2,900
Amortizable other intangible assets	30	3,320	3,320

Total		166,513	69,784
Less accumulated amortization		(8,544)	(8,447)

Net		$157,969	$61,337

Changes in the gross carrying value of other intangible assets for the nine months ended September 30, 2004 of $95,869,000 reflect race event sanctioning and renewal agreements associated with the acquisition of NCS (see Note 1). Changes in the gross carrying value of goodwill for the nine months ended September 30, 2004 are as follows (in thousands):

Nine Months Ended September 30, 2004:
Balance, beginning of period	$63,564
Adjustments to previously recorded purchase price (Note 1)	950
Other	(90)

Balance, end of period	$64,424

5. LONG-TERM DEBT

Bank Credit Facility - The Company has a long-term, senior credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender, consisting of a revolving credit facility with an overall borrowing limit of $250,000,000, separate sub-limits of $10,000,000 for standby letters of credit and for 15-day swing line loans, and a $50,000,000 five-year term loan (collectively, the Credit Facility). The Credit Facility has an unused commitment fee of 0.375%, matures in May 2008, and is secured by pledged capital stock and other equity interests of all operative Company subsidiaries except Oil-Chem. Interest is based, at the Company’s option, upon (i) LIBOR plus 1.5% to 2.5% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Outstanding borrowings under the revolving credit facility amounted to $50,000,000 at September 30, 2004 and $60,000,000 at December 31, 2003, and under the term loan amounted to $48,438,000 at September 30, 2004 and $50,000,000 at December 31, 2003. As of September 30, 2004, outstanding letters of credit amounted to $913,000, and the Company could borrow up to an additional $199,087,000 under the Credit Facility. Quarterly principal payments are due under the term loan as follows (for annual periods ending September 30): $7,813,000 in 2005, $12,500,000 in 2006, $14,063,000 in 2007 and $14,062,000 in 2008. The Company was in compliance with all applicable covenants as of September 30, 2004.

Senior Subordinated Notes - In May 2003, the Company completed a private placement of 6¾% Senior Subordinated Notes due 2013 in the aggregate principal amount of $230,000,000, filed a registration statement in August 2003 to exchange these notes for substantially identical notes registered under the Securities Act, and completed the exchange offer in September 2003. In July 2004, the Company completed a private placement of an $100,000,000 add-on offering to the $230,000,000 Senior Subordinated Notes issued in May 2003 to fund the NCS acquisition as further discussed in Note 1. The add-on notes were issued at par and net proceeds, after commissions and fees, approximated $98,250,000. The Company filed a registration statement in August 2004 to exchange these add-on notes for substantially identical notes registered under the Securities Act and completed the exchange offer in October 2004. The add-on notes are identical to the Senior Subordinated Notes issued in May 2003 with the same interest rate, maturity, covenants, limitations, and other terms and are governed by the same indenture (hereafter both issuances are referred to as the Senior Subordinated Notes).

The Senior Subordinated Notes mature in 2013, are redeemable at the Company’s option at varying prices after June 1, 2008, and are guaranteed by all operative Company subsidiaries except Oil-Chem. Interest payments are due semi-annually on June 1 and December 1. The Senior Subordinated Notes are subordinated to all present and future senior secured indebtedness of the Company, including the Credit Facility described above. The Company may redeem some or all of the Senior Subordinated Notes at any time on or after June 1, 2008 at annually declining redemption premiums, and on or before June 1, 2006, the Company may redeem up to 35% of the Senior Subordinated Notes with proceeds from certain equity offerings at a redemption premium. The Company was in compliance with all applicable covenants as of September 30, 2004.

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

Loss on Early Debt Redemption and Refinancing in Second Quarter 2003 - Loss on early debt redemption and refinancing in the nine months ended September 30, 2003 represents a charge associated with replacement of the Company’s former bank revolving facility that was scheduled to mature in May 2004 and issuance of $230,000,000 in aggregate principal amount 6¾% Senior Subordinated Notes due 2013 in May 2003, and early redemption of $250,000,000 in aggregate principal amount 8½% Senior Subordinated Notes due 2007 (the Former Senior Subordinated Notes) in June 2003 at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred cash flow hedge interest rate swap termination and settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12,800,000, before income taxes of $5,030,000, were reflected as a charge to earnings in the second quarter 2003.

Interest Rate Swaps - The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. In August 2003, the Company entered into two interest rate swap transactions with a financial institution that provide fixed interest rate features on certain variable rate term loan obligations and variable interest rate features on certain fixed rate senior subordinated debt obligations. The two swaps are separately designated as cash flow and fair value hedges of the underlying fixed and variable rate debt obligations. The swaps have notional amounts, interest payments and maturity dates that match the underlying debt and meet the conditions for assuming no ineffectiveness using the short-cut method under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Periodic settlements are reflected as adjustments to interest expense and included in financing activities in the statement of cash flows corresponding with the underlying hedged debt. For early terminated swap agreements, net settlement payments at termination are deferred when received and amortized into income as a yield adjustment to interest expense over the underlying hedged debt term.

Under the cash flow hedge, the Company pays a 3.54% fixed interest rate and receives a variable interest rate based on LIBOR, and under the fair value hedge, the Company pays a variable interest rate based on 1.97% over LIBOR and receives a 6.75% fixed interest rate, each on principal notional amounts of $50,000,000. The agreements provide for settlement every six months on June 1 and December 1, and expire in June 2008 and June 2013 corresponding with the underlying hedged debt terms. At September 30, 2004 and December 31, 2003, the Company has reflected net derivative assets (liabilities) for these hedges combined of approximately $349,000 and $(422,000), with $893,000 in assets and $432,000 in liabilities, and $(329,000) and $6,000 in other comprehensive income (loss), after income taxes (benefit) of $(215,000) and $4,000.

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

Interest Expense, Net - Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2004	2003	2004	2003
Gross interest costs	$6,676	$5,256	$16,488	$18,764
Less: capitalized interest costs	(208)	(133)	(1,055)	(1,131)

Interest expense	6,468	5,123	15,433	17,633
Interest income	(454)	(285)	(1,091)	(1,217)

Interest expense, net	$6,014	$4,838	$14,342	$16,416

Weighted-average interest rate on borrowings under bank revolving credit facility	3.2%	2.6%	3.2%	3.1%

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

6. PER SHARE DATA - The following schedule reconciles basic and diluted earnings (loss) per share (dollars and shares in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2004	2003	2004	2003
Net income (loss) available to common stockholders and assumed conversion	$(4,498)	$1,854	$60,114	$47,485

Weighted average common shares outstanding	43,468	42,528	43,211	42,422
Dilution effect of assumed conversions:
Common stock equivalents - stock options	256	273	318	274

Weighted average common shares outstanding and assumed conversions	43,724	42,801	43,529	42,696

Basic earnings (loss) per share	$(0.10)	$0.04	$1.39	$1.12

Diluted earnings (loss) per share	$(0.10)	$0.04	$1.38	$1.11

Anti-dilutive common stock equivalent shares excluded in computing diluted earnings per share	47	141	61	203

Declaration of Cash Dividend - On October 4, 2004, the Company’s Board of Directors approved an annual cash dividend of $0.31 per share of common stock aggregating approximately $13,538,000 payable on November 15, 2004 to shareholders of record as of November 1, 2004.

7. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at September 30, 2004 and December 31, 2003 include $998,000 and $979,000, including accrued interest, due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at September 30, 2004 and December 31, 2003 include $2,833,000 and $3,764,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman before July 30, 2002 and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to Mr. Smith that it would no longer make payments under the split-dollar life insurance trust arrangements or advances for his benefit.

The Company has made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer for various corporate purposes before July 30, 2002. Notes and other receivables from affiliates at September 30, 2004 and December 31, 2003 include $5,909,000 and $6,051,000 due from Sonic Financial. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before September 30, 2005, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2003 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances, and decreases from repayments by affiliates.

Notes and other receivables from affiliates at September 30, 2004 and December 31, 2003 also include $295,000 due from a corporation that is a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. The amount due is payable on demand, is collateralized by certain personal property, and because the Company does not anticipate or require repayment before September 30, 2005, has been classified as noncurrent assets in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and affiliate.

Amounts payable to affiliate at September 30, 2004 and December 31, 2003 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $49,000 each period for the three months ended September 30, 2004 and 2003, and $147,000 each period for the nine months ended September 30, 2004 and 2003. Rent expense for SMI Properties approximated $60,000 and $48,000 for the three months ended September 30, 2004 and 2003, and $173,000 and $147,000 for the nine months ended September 30, 2004 and 2003. The Company believes the leases contain terms more favorable to the Company than could be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMI Properties, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties. At September 30, 2004 and December 31, 2003, there are no amounts owed to Chartown.

LVMS purchased new vehicles for employee use from Nevada Dodge, a former subsidiary of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, director and officer, for approximately $297,000 and $245,000 in the nine months ended September 30, 2004 and 2003. Total purchases for the three months ended September 30, 2004 were not significant, and no vehicles were purchased in the three months ended September 30, 2003. The Company believes the purchase terms approximated market value and were no less favorable than could have been obtained in an arm’s-length transaction with an unrelated third party.

Oil-Chem sold zMax micro-lubricant product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $403,000 and $486,000 for the three months ended September 30, 2004 and 2003, and $1,200,000 and $1,539,000 for the nine months ended September 30, 2004 and 2003. At September 30, 2004 and December 31, 2003, Oil-Chem had $47,000 and $155,000 due from SAI. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

SAI and its dealerships frequently purchase various apparel items, which are screenprinted or embroidered with SAI and dealership logos, for its employees as part of internal marketing and sales promotions. Total purchases from SMI Properties and SMI Trackside by SAI and its dealerships approximated $40,000 and $208,000 for the three and nine months ended September 30, 2003. Total purchases for the three and nine months ended September 30, 2004 were not significant. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At September 30, 2004 and December 31, 2003, amounts due from SAI were not significant.

With respect to the foregoing transactions, interest expense accrued on amounts payable to, and interest income earned on amounts due from, affiliates for the three and nine months ended September 30, 2004 and 2003, is summarized as follows (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2004	2003	2004	2003
Interest expense	$27	$27	$56	$83
Interest income	97	133	478	478

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

On February 8, 2000, Robert L. “Larry” Carrier filed a lawsuit against SMI and BMS in the Chancery Court for Sullivan County, Tennessee. This suit alleged that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint sought $15,000,000 in compensatory and $60,000,000 in punitive damages as well as injunctive relief. On October 11, 2002, the trial court entered a judgment against SMI and BMS for approximately $1,400,000 in damages plus costs. On February 19, 2003, the court entered into an amended judgment awarding approximately $2,400,000 to the plaintiff, and awarding BMS exclusive possession of the leased premises. A pre-tax charge to earnings of approximately $2,400,000 was reflected in 2002 for the litigation. The plaintiff and the Company appealed this judgment. On May 27, 2004, the Tennessee Court of Appeals reversed the trial court’s award of damages against SMI and BMS and dismissed all of the plaintiff’s claims. On July 26, 2004, the plaintiff filed an Application for Permission to Appeal with the Tennessee Supreme Court. The Tennessee Supreme Court has not yet determined whether to accept the plaintiff’s request to appeal. Management does not believe the plaintiff’s further efforts to appeal this matter will be successful, and therefore, reversed in the second quarter 2004 the previous

$2,400,000 pre-tax charge to earnings for this litigation which is included in other income for the nine months ended September 30, 2004.

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

Through September 30, 2004, 103 individuals claiming injuries from the bridge failure on May 20, 2000, had filed a total of 48 separate lawsuits. Forty-four of these cases, involving 92 individuals, have been resolved by the defendants. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The final federal lawsuits settled in September 2003. The defendants reached state court settlements in two lawsuits by two plaintiffs in January 2004, with claims being dismissed as to all defendants, including SMI and LMS. In addition, two state court lawsuits by two plaintiffs were dismissed in January and April 2004. No new lawsuits have been filed in this matter and no additional filings are anticipated.

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

On February 13, 2002, Francis Ferko, as a shareholder of SMI, filed a lawsuit in the United States Federal Court for the Eastern District of Texas against NASCAR and International Speedway Corporation (ISC) alleging, among other things, that NASCAR and ISC unlawfully refused to award SMI a NASCAR NEXTEL (formerly Winston) Cup Series race date at TMS. The plaintiff demanded judgment against defendants NASCAR and ISC for a NEXTEL Cup race date at TMS, monetary damages and other relief. The Company was named as a necessary party to the lawsuit, since the lawsuit was brought on behalf of the Company by a shareholder. The Company did not assert any claim in this matter.

On May 14, 2004, the plaintiff, SMI, NASCAR and ISC entered into a settlement agreement to resolve this matter, which was approved by the Court on July 1, 2004 (the Ferko Settlement). As a result, the case was dismissed. As a part of the Ferko Settlement and NASCAR’s on-going NEXTEL Cup schedule realignment, TMS will host a second NEXTEL Cup race in November 2005. In addition, NASCAR added a second companion Busch Series race at TMS in November 2005. Also as a part of the Ferko Settlement, on July 2, 2004, SMI purchased substantially all of the assets and operations of the North Carolina Speedway located in Rockingham, North Carolina from ISC for approximately $100,400,000 in cash. In addition, applicable law requires the Company to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. These and related litigation expenses totaling approximately $11,800,000 were paid in July 2004. See Note 10 for additional information.

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

9. STOCK COMPENSATION PLANS

New 2004 Stock Incentive Plan - The SMI 1994 Stock Option Plan (the 1994 Plan) will expire by its terms on December 21, 2004. In February 2004, the SMI Board of Directors adopted a new 2004 Stock Incentive Plan (the 2004 Plan) that was approved by stockholders at the 2004 Annual Meeting on April 21, 2004. The 2004 Plan allows SMI, among other things, to continue to provide equity-based incentives to, and continue to attract and retain, key employees, directors and other individuals providing services to the Company. Awards under the 2004 Plan may be in the form of incentive stock options, non-statutory stock options or restricted stock. Approval of the 2004 Plan did not amend or modify the 1994 Plan. SMI will continue to have the right to grant stock options under the 1994 Plan until its expiration in December 2004. Approval of the 2004 Plan did not, and termination of the 1994 Plan will not, adversely affect rights under any outstanding stock options previously granted under the 1994 Plan.

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

The following discussion and analysis should be read along with the Consolidated Financial Statements and Notes.

Overview

The Company’s revenues and expenses are classified in the following categories because they are important to, and used by, management in assessing operations: admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all of the Company’s events. “Event related revenue” includes amounts received from sponsorship fees, naming rights fees, commissions from food and beverage sales, souvenir sales, promotional and hospitality revenues, luxury suite rentals, broadcasting rights other than NASCAR broadcasting revenue, track rentals, and other event and speedway related revenue. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes revenues from The Speedway Club at LMS and The Texas Motor Speedway Club (together the Speedway Clubs), dining and entertainment facilities located at the respective speedways; from Legends Car operations of 600 Racing, Inc.; and industrial park rentals. The Company also derives additional revenue from Oil-Chem, which produces an environmentally-friendly micro-lubricant; and from SMI Properties and its wholly-owned subsidiaries, MBM, a wholesale and retail mail-order distributor of racing and other sports related souvenir merchandise and apparel, and from TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of Speedway Clubs, Legends Car, industrial park rental, MBM, Oil-Chem, certain SMI Properties and TSI revenues.

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

Seasonality and Quarterly Results

In 2004, the Company plans to conduct 17 major annual racing events sanctioned by NASCAR, including ten NEXTEL Cup and seven Busch Series racing events. The Company is also promoting two Indy Racing League (IRL) racing events, six NASCAR Craftsman Truck Series racing events, one Champ Car World Series (formerly known as CART) (CHAMP) racing event, two International Race of Champions (IROC) racing events, four major National Hot Rod Association (NHRA) racing events, and three World of Outlaws (WOO) racing events. As a result, the Company’s business has been, and is expected to remain, highly seasonal. In 2003, we derived a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue attributable to 17 major NASCAR-sanctioned racing events, two IRL racing events, five NASCAR Craftsman Truck Series racing events, four major NHRA racing events, and five WOO racing events.

Concentration of racing events in any particular quarter, and the growth in the Company’s operations with attendant increases in overhead expenses, may tend to minimize operating income in certain future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not indicative of results that may be expected for the entire year because of such seasonality.

Set forth below is certain comparative summary information with respect to the Company’s scheduled major NASCAR-sanctioned racing events for 2004 and 2003:

	Number of scheduled major NASCAR-sanctioned events
	2004	2003
1st Quarter	5	7
2nd Quarter	6	4
3rd Quarter	2	2
4th Quarter	4	4

Total	17	17

RESULTS OF OPERATIONS

The more significant racing schedule changes that have occurred during the nine months ended September 30, 2004 as compared to 2003 include the following: AMS hosted a new NASCAR Craftsman Truck Series racing event in the first quarter 2004, TMS hosted a new IROC racing event in the second quarter 2004, and LVMS hosted a new Champ Car World Series (formerly known as CART) racing event in the third quarter 2004 whereby net event results are included in event related revenue.

Non-GAAP Financial Information. The following financial information is presented below using other than generally accepted accounting principles (“non-GAAP”) and is reconciled to comparable information presented using GAAP. Non-GAAP net income and diluted earnings per share below are derived by adjusting GAAP basis amounts for certain items presented on the consolidated income statement net of income taxes. The non-GAAP financial information below is presented nowhere else in this Quarterly Report on Form 10-Q. Because the adjustments relate to charges for refinancing essentially all of the Company’s long-term debt, the Ferko litigation settlement and the FTC settlement, management believes such information is useful and meaningful to investors, and is used by management, to assess the Company’s core operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to operating income (loss), net income (loss) or diluted earnings (loss) per share, which are determined in accordance with GAAP.

	Three Months Ended September 30:		Nine Months Ended September 30:
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income (loss)	$(4,498)	$1,854	$60,114	$47,485
Adjustments (net of taxes):
Ferko litigation settlement (1)	7,163	—	7,163	—
Interim interest expense on debt redeemed, net (2)	—	—	—	902
Loss on early debt redemption and refinancing (3)	—	—	—	7,770
FTC refund claims settlement (4)	—	—	—	693

Non-GAAP net income	$2,665	$1,854	$67,277	$56,850

Diluted earnings (loss) per share	$(0.10)	$0.04	$1.38	$1.11
Non-GAAP adjustments:
Ferko litigation settlement (1)	0.16	—	0.16	—
Interim interest expense on debt redeemed (2)	—	—	—	0.02
Loss on early debt redemption and refinancing (3)	—	—	—	0.18
FTC refund claims settlement (4)	—	—	—	0.02

Non-GAAP diluted earnings per share	$0.06	$0.04	$1.54	$1.33

(1)

Ferko litigation settlement represents a third quarter 2004 charge to earnings for litigation and related settlement expenses associated with a settlement agreement between SMI, NASCAR and ISC to resolve a lawsuit filed by Francis Ferko, as a shareholder of SMI, against NASCAR and ISC. The Company was named as a necessary party to the lawsuit, since the lawsuit was being brought on behalf of the Company by a shareholder. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. See Note 1 to the Consolidated Financial Statements for additional information.

(2)	Interim interest expense on debt redeemed, net represents interest expense incurred on the 8½% Former Senior Subordinated Notes between May 16, 2003, issuance date of the 6¾% Senior Subordinated Notes, and June 15, 2003, redemption date of the Former Senior Subordinated Notes, net of interest income earned on associated invested proceeds during this period. The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required redemption notice to Former Senior Subordinated Note holders by the Company. See Note 5 to the Consolidated Financial Statements for additional information.

(3)	Loss on early debt redemption and refinancing represents a second quarter 2003 charge to earnings associated with replacement of the former bank credit facility that was maturing in May 2004 and issuance of the 6¾% Senior Subordinated Notes in May 2003, and redemption of the 8½% Former Senior Subordinated Notes in June 2003. The second quarter 2003 charge consisted of net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred cash flow hedge interest rate swap termination and settlement payment and transaction costs, all associated with the former debt arrangements. See Note 5 to the Consolidated Financial Statements for additional information.

(4)	FTC refund claims settlement represents a second quarter 2003 charge to earnings for refund claims paid under a litigation settlement reached between the Federal Trade Commission (“FTC”) and SMI and Oil-Chem and associated costs of refund processing. See Note 1 to the Consolidated Financial Statements for additional information.

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

Total Revenues for the three months ended September 30, 2004 increased by $7.0 million, or 10.9%, over such revenues for the same period in 2003 due to the factors discussed below.

Admissions for the three months ended September 30, 2004 increased by $1.8 million, or 7.6%, over such revenue for the same period in 2003. This increase is due primarily to continued growth in attendance at NASCAR-sanctioned racing events held at BMS, and to a lesser extent, increased attendance at a NASCAR-sanctioned Craftsman Truck Series race held at LVMS, in the current period.

Event Related Revenue for the three months ended September 30, 2004 increased by $2.4 million, or 11.4%, over such revenue for the same period in 2003. This increase is due primarily to increased event related revenues associated with NASCAR-sanctioned racing events held at BMS, and to LVMS hosting a new Champ Car World Series (formerly known as CART) race in the current period.

NASCAR Broadcasting Revenue for the three months ended September 30, 2004 increased by $2.0 million, or 21.3%, over such revenue for the same period in 2003. This increase is due primarily to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at BMS in the current period.

Other Operating Revenue for the three months ended September 30, 2004 increased by $739,000, or 7.8%, over such revenue for the same period in 2003. This increase is due primarily to current period revenues of TSI acquired in August 2003, which was partially offset by lower Oil-Chem revenues in the current period.

Direct Expense of Events for the three months ended September 30, 2004 increased by $719,000, or 4.5%, over such expense for the same period in 2003. This increase is due primarily to higher operating costs associated with the growth in attendance at NASCAR-sanctioned racing events held at BMS in the current period.

NASCAR Purse and Sanction Fees for the three months ended September 30, 2004 increased by $943,000, or 11.6%, over such expense for the same period in 2003. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held at BMS in the current period.

Other Direct Operating Expense for the three months ended September 30, 2004 increased by $1.4 million, or 17.7%, over such expense for the same period in 2003. This increase is due primarily to operating costs associated with current period revenues of TSI acquired in August 2003, which was partially offset by decreased advertising and other operating costs associated with lower Oil-Chem revenues in the current period.

General and Administrative Expense for the three months ended September 30, 2004 increased by $2.1 million, or 14.0%, over such expense for the same period in 2003. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations and with TSI acquired in August 2003, and to repair costs for storm damage at AMS.

Depreciation and Amortization Expense for the three months ended September 30, 2004 increased by $79,000, or 0.9%, over such expense for the same period in 2003. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways.

Interest Expense, Net for the three months ended September 30, 2004 was $6.0 million compared to $4.8 million for the same period in 2003. This increase is due primarily to the $100.0 million add-on offering to the $230.0 million 6¾% Senior Subordinated Notes in July 2004. The overall increase was partially offset by lower average outstanding borrowings under the bank revolving credit facility and increased interest income earned on higher average invested cash balances during the current period.

Ferko Litigation Settlement of $11.8 million for the three months ended September 30, 2004 represents a charge to earnings for litigation and related settlement expenses associated with a settlement agreement between SMI, NASCAR and ISC to resolve a lawsuit filed by Francis Ferko, as a shareholder of SMI, against NASCAR and ISC. The Company was named as a necessary party to the lawsuit, since the lawsuit was being brought on behalf of the Company by a shareholder. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. The third quarter 2004 pretax charge of $11.8 million, before income taxes of $4.6 million, reduced basic and diluted earnings per share for 2004 by $0.16. See Note 1 to the Consolidated Financial Statements for additional information.

Other Expense (Income), Net. Other income, net for the three months ended September 30, 2004 was $582,000 compared to other expense, net of $233,000 for the same period in 2003. This change is due primarily to a gain recognized on sale of AMS land in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision (Benefit). The Company’s effective income tax rate for the three months ended September 30, 2004 and 2003 was 39.3%.

Net Income (Loss) was a net loss of $4.5 million for the three months ended September 30, 2004 compared to net income of $1.9 million for the same period in 2003. This change is due to the factors discussed above.

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003

Total Revenues for the nine months ended September 30, 2004 increased by $38.1 million, or 11.9%, over such revenues for the same period in 2003 for the factors discussed below.

Admissions for the nine months ended September 30, 2004 increased by $7.1 million, or 5.8%, over such revenue for the same period in 2003. This increase is due primarily to continued growth in admissions at NASCAR-sanctioned racing events held at AMS, BMS, IR, LVMS and TMS, and to a lesser extent, AMS hosting a new NASCAR-sanctioned Craftsman Truck Series racing event and TMS hosting a new IROC racing event, in the current period. The overall increase was partially offset by lower admissions at NASCAR-sanctioned racing events held at LMS in the current period.

Event Related Revenue for the nine months ended September 30, 2004 increased by $7.9 million, or 8.0%, over such revenue for the same period in 2003. This increase is due primarily to increased sponsorship, camping and other event related revenues associated with the growth in admissions at NASCAR-sanctioned racing events held at AMS, BMS, IR, LVMS and TMS in the current period. The increase was also due, to a lesser extent, to LVMS hosting a new CHAMP race in the current period.

NASCAR Broadcasting Revenue for the nine months ended September 30, 2004 increased by $15.7 million, or 21.5%, over such revenue for the same period in 2003. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the nine months ended September 30, 2004 increased by $7.3 million, or 28.0%, over such revenue for the same period in 2003. This increase is due primarily to current period revenues of TSI acquired in August 2003, and to a lesser extent, an increase in Legends Car revenues. The overall increase was partially offset by lower Oil-Chem revenues in the current period.

Direct Expense of Events for the nine months ended September 30, 2004 increased by $4.3 million, or 7.2%, over such expense for the same period in 2003. This increase is due primarily to higher operating costs associated with the growth in admissions and other event related revenues at NASCAR-sanctioned racing events held at AMS, BMS, IR, LMS, LVMS and TMS in the current period. The increase also reflects higher advertising costs and new taxes on certain admission and other event related revenues in the current period.

NASCAR Purse and Sanction Fees for the nine months ended September 30, 2004 increased by $7.2 million, or 12.9%, over such expense for the same period in 2003. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events, and to a lesser extent, the new NASCAR Craftsman Truck Series racing event at AMS, held in the current period.

Other Direct Operating Expense for the nine months ended September 30, 2004 increased by $7.3 million or 31.6%, over such expense for the same period in 2003. This increase is due primarily to operating costs associated with current period revenues of TSI acquired in August 2003, and to a lesser extent, increased Legends Car revenues. The overall increase was partially offset by decreased advertising and other operating costs associated with lower Oil-Chem revenues in the current period.

General and Administrative Expense for the nine months ended September 30, 2004 increased by $4.9 million, or 10.7%, over such expense for the same period in 2003. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations, and with TSI acquired in August 2003. The overall increase was partially offset by decreased legal costs associated with the FTC litigation settlement with Oil-Chem in March 2003 and other legal matters.

Depreciation and Amortization Expense for the nine months ended September 30, 2004 increased by $930,000, or 3.6%, over such expense for the same period in 2003. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways.

Interest Expense, Net for the nine months ended September 30, 2004 was $14.3 million compared to $16.4 million for the same period in 2003. As discussed further below, interest expense for the nine months ended September 30, 2003 includes $1.5 million of net interim interest expense on debt redeemed. This decrease also reflects the lower interest rate on the Senior Subordinated Notes issued in May 2003 compared to the Former Senior Subordinated Notes, and to a lesser extent, lower average outstanding borrowings under the bank revolving credit facility and increased interest income earned on higher average invested cash balances during the current period. The overall decrease was partially offset by the $100.0 million add-on offering to the $230.0 million 6¾% Senior Subordinated Notes in July 2004, and to a lesser extent, lower outstanding notes receivable during the current period.

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

Ferko Litigation Settlement of $11.8 million for the nine months ended September 30, 2004 represents a charge to earnings for litigation and related settlement expenses associated with a settlement agreement between SMI, NASCAR and ISC to resolve a lawsuit filed by Francis Ferko, as a shareholder of SMI, against NASCAR and ISC. The Company was named as a necessary party to the lawsuit, since the lawsuit was being brought on behalf of the Company by a shareholder. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. The third quarter 2004 charge of $11.8 million, before income taxes of $4.6 million, reduced basic and diluted earnings per share for 2004 by $0.16. See Note 1 to the Consolidated Financial Statements for additional information.

Loss on Early Debt Redemption and Refinancing of $12.8 million for the nine months ended September 30, 2003 represents a charge associated with replacement of the former bank credit facility and issuance of the Senior Subordinated Notes in May 2003, and redemption of the Former Senior Subordinated Notes in June 2003 at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and recognition of a previously deferred gain from a cash flow hedge interest rate swap termination payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12.8 million, before income taxes of $5.0 million, were reflected as a charge to earnings in the second quarter 2003. The charge reduced basic and diluted earnings per share for 2003 by $0.18. See Note 5 to the Consolidated Financial Statements for additional information.

FTC Refund Claims Settlement for the nine months ended September 30, 2003 represents a charge to earnings for refund claims paid under a litigation settlement reached between the FTC, SMI and Oil-Chem on March 20, 2003, and associated costs of refund processing. As part of the settlement, SMI and Oil-Chem offered a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the settlement terms, aggregate refunds payable by SMI and Oil-Chem are not to exceed $1.0 million. Customer refund requests received have exceeded the maximum settlement payment. As such, refund payments aggregate $1.0 million plus associated expenses. See Note 2 to the Consolidated Financial Statements for additional information.

Other Expense (Income), Net. Other income, net for the nine months ended September 30, 2004 was $2.8 million compared to other expense, net of $486,000 for the same period in 2003. The change results primarily from current period recovery of a $2.4 million pre-tax charge to earnings previously recorded in 2002 for litigation associated with BMS. This recovery was recorded based on recent Court reversal of the 2002 decision that awarded damages and dismissal of claims against the Company upon successful appeal (see Note 1 to the Consolidated Financial Statements for additional information). This change is also due to a gain recognized on sale of AMS land in the current period, and to recognizing a loss on disposal of equipment damaged at TMS in the same period in 2003. No such losses were recognized in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the nine months ended September 30, 2004 and 2003 was 39.4% and 39.3%.

Net Income for the nine months ended September 30, 2004 increased by $12.6 million, or 26.6%, over such income for the same period in 2003. This increase is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. The Company expended significant amounts of cash in the nine months ended September 30, 2004 for improvements and expansion at its speedway facilities and the acquisition of NCS. Significant changes in the Company’s financial condition and liquidity during the nine months ended September 30, 2004 resulted primarily from:

(1)	net cash generated by operations amounting to $120.2 million, including a decrease in prepaid and other current assets of $13.0 million and in deferred race event income of $14.0 million, and an increase in accrued income taxes of $21.4 million;

(2)	borrowings under long-term debt, principally to finance the NCS business acquisition, amounting to $100.1 million;

(3)	cash outlays for capital expenditures amounting to $53.2 million; and

(4)	cash outlays for the NCS business acquisition amounting to $100.5 million.

Cash flows from operations in the nine months ended September 30, 2004 compared to 2003 were also impacted by recovery of certain other current assets upon resale in 2004.

At September 30, 2004, the Company had cash and cash equivalents totaling $203.9 million and had $50.0 million in outstanding borrowings under the $250.0 million revolving component of the Credit Facility, with available additional borrowings of up to $199.1 million. At September 30, 2004, net non-current deferred income tax liabilities totaled $149.5 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

The Company had the following contractual cash obligations and other commercial commitments as of September 30, 2004 (in thousands):

		Payments Due By Period
Contractual Cash Obligations (1)	Total	Current	1-3 Years	3-5 Years	Thereafter
Current liabilities, excluding current maturities of long-term debt and deferred race event income	$61,467	$61,467	—	—	—
Long-term debt, including current maturities (2)	428,749	7,989	$26,668	$64,092	$330,000
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	2,842	—	—	—	2,842
Operating leases	4,302	784	1,558	1,558	402

Total Contractual Cash Obligations	$499,954	$70,240	$28,226	$65,650	$335,838

		Commitment Expiration By Period
Other Commercial Commitments	Total	Current	1-3 Years	3-5 Years	Thereafter
Letters of credit,
Total Other Commercial Commitments	$913	$913	—	—	—

(1)	Contractual cash obligations above exclude: (a) interest payments under debt obligations, including the Senior Subordinated Notes and the Credit Facility. In the nine months ended September 30, 2004, cash paid for interest, net of amounts capitalized, approximated $15.8 million; (b) income taxes that may be paid in future years. In the nine months ended September 30, 2004, cash paid for income taxes approximated $18.5 million; and (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs.

(2)	Includes required quarterly principal payments under the Term Loan aggregating (for annual periods ending September 30): $7.8 million in 2005, $12.5 million in 2006, $14.1 million in 2007 and $14.0 million in 2008.

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

Senior Subordinated Notes. The Senior Subordinated Notes mature on June 1, 2013 and interest is paid semi-annually on June 1 and December 1. On or after June 1, 2008, the Company may redeem some or all of the Senior Subordinated Notes at any time at annually declining redemption premiums. On or before June 1, 2006, the Company may redeem up to 35% of the Senior Subordinated Notes with the proceeds from certain equity offerings at a redemption premium. In the event of a change of control, we must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest. The Indenture governing the Senior Subordinated Notes (the Senior Subordinated Notes Indenture), among other things, restricts the Company’s ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with affiliates; merge or consolidate; issue subsidiary dividends or other payments; sell equity interests of subsidiaries; and sell, assign, transfer, lease, convey, or dispose of assets. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes Indenture and the Credit Facility agreement contain cross-default provisions.

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

July 2004 Litigation Settlement, Purchase of North Carolina Speedway and Issuance of Senior Subordinated Notes. On July 1, 2004, as part of settling the “Ferko” shareholder lawsuit as further described in Note 1 to the Consolidated Financial Statements, the Company acquired certain tangible and intangible assets and operations of North Carolina Speedway for approximately $100.4 million in cash plus acquisition costs. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. These and related settlement expenses approximating $11.8 million were paid in cash in July 2004. Intangible assets acquired were principally non-amortizable race event sanctioning and renewal agreements with NASCAR for one annual NEXTEL Cup and Busch Series racing event. Under those sanctioning and renewal agreements, management intends to conduct a second NEXTEL Cup and Busch Series racing event at TMS beginning in November 2005. NCS operations presently consist principally of track rentals. Management’s plans or intentions with respect to other future use or operations of NCS have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in 2004 or beyond. Management anticipates that the increased add-on debt interest payments and working capital requirements for NCS operations, if any, will be largely funded by advance ticket and other event related revenues associated with these new NASCAR NEXTEL Cup and Busch Series races at TMS.

The acquisition was funded with proceeds from a private placement, on July 7, 2004, of a $100.0 million add-on offering to the $230 million 6¾% Senior Subordinated Notes due 2013 issued in May 2003 and approximately $13.9 million in cash on hand. The add-on notes were issued at par and net proceeds, after commissions and fees, approximated $98.3 million. The Company filed a registration statement in August 2004 to exchange these add-on notes for a new substantially identical debt securities issue registered under the Securities Act and completed the exchange offer in October 2004. The add-on notes are identical to the Senior Subordinated Notes issued in May 2003 with the same interest rate, maturity, covenants, limitations and other terms and are governed by the same indenture.

Capital Expenditures

Management believes significant growth in the Company’s revenues depends, in large part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At September 30, 2004, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at its speedways. In 2004, the Company completed construction of approximately 14,000 new permanent seats at LVMS, substantially completed renovating and modernizing LMS’s infield garages, media center, scoring towers and other facilities, is installing “SAFER” crash walls at several of its speedways, and is completing construction of new administration and marketing facilities at BMS. Similar to prior years, the Company continues to expand concessions, camping, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans at several of its speedways. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow particularly at IR, and at other Company speedways.

The estimated aggregate cost of capital expenditures approximate $65.0 million in 2004 and $50.0-$60.0 million in 2005. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

Dividends

Any decision concerning the payment of common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility allows for payment of dividends and repurchase of SMI securities aggregating up to $17.5 million annually, increasable in future years subject to maintaining certain financial covenants. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. On October 4, 2004, the Company’s Board of Directors approved an annual cash dividend of $0.31 per share of common stock aggregating approximately $13.5 million payable on November 15, 2004 to shareholders of record as of November 1, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including some of the following operating factors:

•	July 2004 Litigation Settlement, Purchase of North Carolina Speedway and Issuance of Senior Subordinated Notes. As discussed in “Liquidity and Capital Resources” above and Note 1 to the Consolidated Financial Statements, the Company acquired certain tangible and intangible assets and operations of North Carolina Speedway for approximately $100.4 million in cash as part of the “Ferko” shareholder lawsuit settlement. The acquisition was funded with proceeds from a July 2004 $100.0 million add-on offering to the $230 million 6¾% Senior Subordinated Notes issued in May 2003. The terms of the add-on notes are identical to those Senior Subordinated Notes issued in May 2003.

Intangible assets acquired were principally non-amortizable race event sanctioning and renewal agreements with NASCAR for one annual NEXTEL Cup and Busch Series racing event which management intends to conduct at TMS beginning in November 2005. NCS operations presently consist principally of track rentals. Management’s plans or intentions with respect to other future use or operations of NCS have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in 2004 or beyond. Management anticipates that the increased add-on debt interest payments and working capital requirements for NCS operations, if any, will be largely funded by advance ticket and other event related revenues associated with these new NASCAR NEXTEL Cup and Busch Series races at TMS.

•	Current Operating Trends. We believe NASCAR may implement rules changes in 2005 for the NASCAR NEXTEL Cup Series and possibly introduce a new prototype car in 2006 that should increase competition on the speedways. While 2004 television ratings for the NASCAR NEXTEL Cup Series are approximately equal with the prior year, the trends for television ratings during “The Chase for the Cup” – the last ten races of the season—are encouraging. We believe these rating increases bode well for negotiation of the NASCAR broadcast contracts, which generally expire after 2006. These broadcasting contracts Sponsorship and camping revenue have been positive during 2004 and are showing favorable trends for 2005. Ticket sales for our 2005 NASCAR NEXTEL Cup events at BMS, IR, LVMS and TMS are higher than ticket sales at the same time in 2004, while such ticket sales at AMS and LMS approximately equal ticket sales at the same time in 2004.

The national incidents of September 11, 2001, along with the Iraq war and code orange terrorism alerts, have raised a combination of operating factors rarely encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Those factors, in a challenging economy, continue to affect consumer and corporate spending sentiment. Economic conditions and the competitiveness of racing can affect ticket and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, certain near-term revenues, particularly to corporate customers, may be adversely impacted by these and other factors. The Company decided not to increase many ticket and concession prices in 2004 to help foster fan support and mitigate any near-term demand weakness.

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

•	Other Operating Revenue. The Company intends to develop new merchandising opportunities, expand product offerings through electronic media promotional programming, and market racing and other sports related souvenir merchandise and apparel with broadcasters and other third-party venues. The Company’s other operating revenues may increase depending on, among other factors, the success of such efforts, the success of motorsports, particularly NASCAR’s NEXTEL Cup Series, and future market demand, trends and competition for the Company’s non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside its control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While the Company’s revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization. Also, the Company may, from time to time, expand its business involving bulk commodity transactions on a fixed or hedged price basis utilizing cash or letters of credit issued by recognized financial institutions. Such commodity transaction revenues could become significant, although resulting profit margins could be less than those on existing operations.

•	Insurance Coverage. Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted from the national incidents on September 11, 2001 and incidents such as the pedestrian bridge collapse at LMS in 2000. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. The Company has a material investment in property and equipment at each of its six speedway facilities, generally located near highly populated cities, and which hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs in fiscal 2003 and 2004, and further increases are possible. While management believes it has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, management can not guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company’s speedway facilities could have a material adverse effect on the Company’s financial position and future results of operations if asset damage and/or its liability were to exceed insurance coverage limits. The occurrence of additional national incidents, and particularly incidents at sporting events, entertainment or other public venues, may significantly impair the Company’s ability to obtain such insurance coverage in the future. The Company uses a combination of insurance and self-insurance to manage various risks associated with its speedway and other properties, and motorsports events and other business risks. The Company has and may further increase its self-insurance limits which could subject the Company to increased risk of loss should the number of incidents, damages, causalities or other claims below such self-insured limits increase. While management believes it has reasonable self-insurance limits in place, management can not guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on the Company’s financial position and future results of operations.

•	Litigation Costs. As discussed in “Legal Proceedings” and Note 8 to the Consolidated Financial Statements, the Company is involved in various litigation for which significant legal costs were incurred in 2003 and 2004. The Company intends to defend vigorously against the claims raised in existing legal actions, and may continue to incur significant legal costs in 2004 and 2005. Management is presently unable to quantify the amount of these expected legal costs, and new legal action or changes in pending or threatened legal action against the Company could result in further increases in legal costs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s financial instruments with market risk exposure consist only of notes receivable, bank revolving credit facility borrowings, the term loan under the Credit Facility and two interest rate swaps that are sensitive to changes in interest rates. A change in interest rates of one percent on floating rate notes receivable and debt balances outstanding at September 30, 2004, excluding the interest rate swaps, would cause a change in annual interest income of approximately $163,000 and annual interest expense of approximately $98,000.

As discussed in Note 5 to the Consolidated Financial Statements, the Company’s two interest rate swap transactions are separately designated as cash flow and fair value hedges of underlying fixed and variable rate debt obligations. The swaps have principal notional amounts of $50.0 million, provide for settlement every six months beginning on December 1, 2003, and expire in June 2008 and June 2013 corresponding with the underlying hedged debt terms. At September 30, 2004 and December 31, 2003, the net estimated fair market value (liability) of these hedges combined is $349,000 and $(422,000).

Equity Price Risk. The Company’s marketable equity securities are included in other noncurrent assets and are classified as “available for sale.” Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

As of and during the nine months ended September 30, 2004, there have been no other significant changes in the Company’s interest rate risk or equity price risk.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or internal controls over financial reporting will prevent or detect all errors or fraud should any occur. Any control system and procedures, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control systems and procedures are being met. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues or instances of error or fraud, if any, are detected.

Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting in the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 8, 2000, Robert L. “Larry” Carrier filed a lawsuit against SMI and BMS in the Chancery Court for Sullivan County, Tennessee. This suit alleged that SMI and BMS interfered with the use of a leasehold property rented to the plaintiff by BMS. The complaint sought $15 million in compensatory and $60 million in punitive damages as well as injunctive relief. On October 11, 2002, the trial court entered a judgment against SMI and BMS for approximately $1.4 million in damages plus costs. On February 19, 2003, the court entered into an amended judgment awarding approximately $2.4 million to the plaintiff, and awarding BMS exclusive possession of the leased premises. A pre-tax charge to earnings of approximately $2.4 million was reflected in 2002 for the litigation. The plaintiff and the Company appealed this judgment. On May 27, 2004, the Tennessee Court of Appeals reversed the trial court’s award of damages against SMI and BMS and dismissed all of the plaintiff’s claims. On July 26, 2004, the plaintiff filed an Application for Permission to Appeal with the Tennessee Supreme Court. The Tennessee Supreme Court has not yet determined whether to accept the plaintiff’s request to appeal. Management does not believe the plaintiff’s further efforts to appeal this matter will be successful, and therefore, reversed in the second quarter 2004 the previous $2.4 million pre-tax charge to earnings for this litigation which is included in other income for the nine months ended September 30, 2004.

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

Through September 30, 2004, 103 individuals claiming injuries from the bridge failure on May 20, 2000, had filed a total of 48 separate lawsuits. Forty-four of these cases, involving 92 individuals, have been resolved by the defendants. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The final federal lawsuits settled in September 2003. The defendants reached state court settlements in two lawsuits by two plaintiffs in January 2004, with claims being dismissed as to all defendants, including SMI and LMS. In addition, two state court lawsuits by two plaintiffs were dismissed in January and April 2004. No new lawsuits have been filed in this matter and no additional filings are anticipated.

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

On February 13, 2002, Francis Ferko, as a shareholder of SMI, filed a lawsuit in the United States Federal Court for the Eastern District of Texas against NASCAR and International Speedway Corporation (ISC) alleging, among other things, that NASCAR and ISC unlawfully refused to award SMI a NASCAR NEXTEL (formerly Winston) Cup Series race date at TMS. The plaintiff demanded judgment against defendants NASCAR and ISC for a NEXTEL Cup race date at TMS, monetary damages and other relief. The Company was named as a necessary party to the lawsuit, since the lawsuit was brought on behalf of the Company by a shareholder. The Company did not assert any claim in this matter. On May 14, 2004, the plaintiff, SMI, NASCAR and ISC entered into a settlement agreement to resolve this matter, which was approved by the Court on July 1, 2004 (the Ferko Settlement). As a result, the case was dismissed. As a part of the Ferko Settlement and NASCAR’s on-going NEXTEL Cup schedule realignment, TMS will host a second NEXTEL Cup race in November 2005. In addition, NASCAR added a second companion Busch Series race at TMS in November 2005. Also as a part of the Ferko Settlement, on July 2, 2004, SMI purchased substantially all of the assets and operations of the North Carolina Speedway located in Rockingham, North Carolina from ISC for approximately $100.4 million in cash. In addition, applicable law requires the Company to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. These and related litigation expenses totaling approximately $11.8 million were paid in July 2004.

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

Item 6.	Exhibits

Exhibits filed during the fiscal quarter covered by this Form 10-Q are as follows:

(a)

Exhibit Number	Description

10.1	Asset Purchase Agreement, effective July 1, 2004, among Speedway TBA, Inc. and North Carolina Speedway, Inc.

31.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC. (Registrant)

Date: November 4, 2004	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: November 4, 2004	By:	/s/ William R. Brooks
William R. Brooks
Executive Vice President, Chief Financial
Officer, Treasurer and Director
(principal financial and accounting officer)

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

10.1	Asset Purchase Agreement, effective July 1, 2004, among Speedway TBA, Inc. and North Carolina Speedway, Inc.

31.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.