Form 10-K
period 2004-12-31
SPEEDWAY MOTORSPORTS INC
filed 2005-03-15
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $474,104,796 based upon the closing sales price of the registrant’s Common Stock on June 30, 2004 of $33.44 per share. At March 14, 2005, 43,916,175 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2005 are incorporated by reference into Part III of this report.

FORM 10-K TABLE OF CONTENTS

The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes, appearing later in this report. The following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Business”, “Properties”, “Legal Proceedings”, “Controls and Procedures”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”; (4) statements relating to our operations or activities, including revenues, costs and margins for 2005 and beyond; and (5) statements relating to our future capital projects, hosting of races, broadcasting rights, sponsorships, financing needs, petroleum or other commodities, and legal proceedings and other contingencies. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, “may”, “plans”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the Securities and Exchange Commission (‘SEC”) as an exhibit to this report. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking information contained in this report.

Our website is located at www.gospeedway.com. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after we electronically file those materials with the SEC. We also post on

i

our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or New York Stock Exchange (“NYSE”) regulations. The documents are also available in print to any shareholder who requests them by contacting our corporate secretary at our company offices.

We have submitted to the NYSE a certification by our Chief Executive Officer confirming that we have complied with the NYSE corporate governance standards. In addition, we have filed the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

ii

PART I

Item 1.    Business

Speedway Motorsports, Inc. (the “Company”, “SMI”, “we”, “us”, and “our”) is a leading promoter, marketer and sponsor of motorsports activities in the United States. We own and operate Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Infineon Raceway (formerly known as Sears Point Raceway) (“IR”), Las Vegas Motor Speedway (“LVMS”), Lowe’s Motor Speedway (formerly known as Charlotte Motor Speedway) (“LMS”), and Texas Motor Speedway (“TMS”). We also provide event souvenir merchandising services, and food, beverage and hospitality catering services through our SMI Properties subsidiaries; provide radio programming, production and distribution through our Performance Racing Network (“PRN”) subsidiary; develop electronic media promotional programming and distribute wholesale and retail racing and other sports-related souvenir merchandise and apparel through The Source International (“TSI”) subsidiary; and manufacture and distribute smaller-scale, modified racing cars and parts through our 600 Racing subsidiary. We also own and operate North Carolina Speedway (“NCS”), a/k/a Rockingham Speedway. Hereafter, references to “our” or “six” speedways exclude NCS, where no NASCAR-sanctioned races are scheduled in 2005. Our speedways are strategically positioned in six premier markets in the United States, including three of the top ten television markets, and have a total permanent seating capacity of approximately 775,000, with 732 luxury suites, as of December 31, 2004. SMI was incorporated in the State of Delaware in 1994.

We currently plan to promote the following annual racing events in 2005:

•	eleven National Association for Stock Car Auto Racing, Inc. (“NASCAR”) sanctioned NEXTEL Cup stock car racing series (“NEXTEL Cup”) events;

•	eight NASCAR-sanctioned Busch (“Busch”) Series racing events;

•	seven NASCAR Craftsman Truck Series racing events;

•	two International Race of Champions events (“IROC”);

•	two Indy Racing League Series (“IRL”) racing events;

•	four major National Hot Rod Association (“NHRA”) racing events;

•	one Champ Car World Series (“CCWS”) racing event;

•	two World of Outlaws (“WOO”) racing events; and

•	several other races and events.

General Overview

We have one of the largest total permanent speedway seating capacities, with the highest average number of seats per facility, in the motorsports industry. We believe long-term spectator demand for our largest events exceeds existing permanent seating capacity at several of our speedways. At December 31, 2004, our total permanent seating capacity was approximately 775,000, with 732 luxury suites, located at the following facilities:

Speedway (1)	Location	Approx. Acreage	Length (miles)	Luxury Suites (2)	Permanent Seating (3)
Atlanta Motor Speedway	Hampton, GA	815	1.5	137	124,000
Bristol Motor Speedway	Bristol, TN	635	0.5	159	156,000
Infineon Raceway (formerly Sears Point Raceway)	Sonoma, CA	1,600	2.5	27	47,000	(4)
Las Vegas Motor Speedway	Las Vegas, NV	1,030	1.5	102	128,000
Lowe’s Motor Speedway (formerly Charlotte Motor Speedway)	Concord, NC	1,155	1.5	113	162,000
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194	158,000

				732	775,000

(1)	Excludes NCS acquired on July 1, 2004. No NASCAR-sanctioned races are scheduled to be held at NCS in 2005. See Note 1 to the Consolidated Financial Statements.
(2)	Excluding dragway and dirt track suites.
(3)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(4)	IR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course. See “Properties—Infineon Raceway” for additional information on our multi-year expansion and modernization of IR.

We derive revenues principally from the following activities:

•	sales of tickets to motorsports races and other events held at our speedways;
•	licensing of network television, cable television and radio rights to broadcast such events;
•	sales of sponsorships, facility naming rights and promotions to companies that desire to advertise or sell their products or services surrounding our events;
•	commissions earned on sales of food, beverages and hospitality catering and sales of souvenirs and other motorsports related merchandise; and
•	rental of luxury suites during events and other track facilities.

In 2004, we derived approximately 80% of our total revenues from NASCAR-sanctioned events. We have experienced substantial growth in revenues and profitability as a result of the following factors:

•	continued improvement, expansion and investments in our facilities;
•	our participation in the consolidated NASCAR television and ancillary rights agreements;
•	growth in sponsorships through consistent marketing and promotional efforts; and
•	the overall increase in popularity of NEXTEL Cup, Busch, Craftsman Truck, IRL, NHRA, CCWS and other motorsports events in the United States.

Certain other significant 2004 events or factors that impact our business are as follows:

Ferko Litigation Settlement and Purchase of North Carolina Speedway.    In July 2004, the litigation between SMI, NASCAR and International Speedway Corporation (‘ISC”) involving a lawsuit filed by Francis Ferko, as a SMI shareholder, against NASCAR and ISC, was settled whereby we purchased North Carolina Speedway for approximately $100.4 million in cash plus acquisition costs (the “Ferko Settlement”). We were named as a necessary party to the lawsuit as it was brought on SMI’s behalf by a shareholder. Applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on SMI’s behalf. These and related settlement expenses approximating $11.8 million were reflected as a 2004 charge to earnings. The acquisition was funded with proceeds from a July 2004 private placement of a $100.0 million add-on offering to the $230.0 million 6 3/4% Senior Subordinated Notes due 2013 issued in May 2003. The intangible assets acquired in settlement were principally non-amortizable NASCAR race event sanctioning and renewal agreements under which we plan to conduct a second annual NEXTEL Cup and Busch Series racing event at TMS beginning November 2005. NCS operations presently consist principally of track rentals. Management’s plans or intentions with respect to other future use or operations of NCS have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in 2005 or beyond. See Note 1 to the Consolidated Financial Statements for additional information.

2004 Sponsor Change for NASCAR’s Premier Racing Series.    In mid-2003, NASCAR announced Nextel Communications (“NEXTEL”) was replacing RJ Reynolds as the title sponsor of NASCAR’s premier national racing series beginning in 2004 under a ten-year agreement. In 1972, RJ Reynolds began sponsoring NASCAR racing by developing the Winston Cup Series as a marketing endeavor for promoting its products. While RJ Reynolds’ participation contributed to the growth of motorsports, and the Winston Cup Series in particular, we believe NEXTEL’s involvement is positive for the motorsports industry. We believe Nextel’s promotional efforts are providing increased opportunities for marketing to broader and younger demographic groups. For example, NEXTEL can advertise on television whereas the tobacco industry could not because of governmental restrictions. Also, NEXTEL’s marketing and product offerings appeal to attractive demographics targeted by our sport’s promoters, sponsors, advertisers and team owners. The combination of increased media intensity by television and cable network broadcasters, along with NEXTEL’s potential new and expanded markets, should continue to increase the popularity of NASCAR racing, appealing to widening demographic audiences with expanding sponsorship, merchandising and other marketing opportunities. Sprint, the third largest United States mobile provider, and Nextel recently announced plans to combine in a merger of equals. Such combination may provide increased media intensity with expanding opportunities for marketing to diverse demographic groups. However, at this time, we are unable to determine whether future developments may or may not occur that favorably impact us or NASCAR.

Television Broadcasting Rights.    The domestic television broadcast rights for NASCAR NEXTEL Cup and Busch Series events are now consolidated for us and others in the motorsports industry by NASCAR. Prior to 2001, we negotiated directly with network and cable television companies for live coverage of our NASCAR-sanctioned races. Since 2001, NASCAR has negotiated industry-wide television media rights agreements for all NEXTEL Cup and Busch Series racing events. These NASCAR domestic television broadcast rights agreements are for six years with NBC Sports, Turner Sports, FOX and FX. Our share of the television broadcast revenues are contracted annually with

NASCAR. We believe industry-wide total net television broadcast revenues for the domestic rights will approximate $421 million in 2005. Annual increases are expected to range from approximately 15% to 21%, averaging 16% annually, over the agreement term. Our television broadcast revenue under this NASCAR multi-year contract was $91 million in 2003, $110 million in 2004 and, based on the current race schedule, is estimated to approximate $141 million in 2005, which includes the new NEXTEL Cup racing event at TMS.

Ancillary Broadcasting Rights.    In 2001, an ancillary rights package for NASCAR.com, NASCAR Radio, international and other broadcasting, NASCAR images, SportsVision, FanScan, specialty pay-per-view telecasts, and other media content distribution was reached with us, NASCAR and others in the motorsports industry. NASCAR has announced industry-wide total ancillary rights fees are estimated to approximate $245 million over a 12-year period. Annual increases are expected to average approximately 35% from 2001 to 2006.

These television and ancillary broadcasting revenue amounts are contracted based on NASCAR NEXTEL Cup and Busch Series races as presently scheduled for the 2005 racing season. Future changes in race schedules would impact these amounts. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, while television ratings for certain individual events may fluctuate from year to year for any number of reasons.

Our Contracted Revenues Are Increasing In Amount and Term Length.    We believe increasingly attractive demographics surrounding motorsports and our premier markets and facilities are increasing the number of longer-term sponsorship partners and commitments we obtain. Many of our long-term sponsorship contracts, and all of our broadcasting relationships, are with some of the largest, most financially sound companies in the world, for example, NBC, FOX, Lowe’s Home Improvement Warehouse, Coca-Cola, DaimlerChrysler, Dodge, General Motors, and NEXTEL Communications. These longer-term broadcast and sponsorship contracts are fixed rights payments and are not affected by the weather, economy or changes in ratings.

We believe these increasingly longer-term contracted revenue sources help solidify our financial strength and stabilize our earnings and cash flows. As discussed above, NASCAR’s television broadcast revenues for the domestic rights are anticipated to increase an average 16% each year through 2006. Our television broadcast revenue under this NASCAR multi-year contract was $110 million in 2004 and, based on the current race schedule, is estimated to approximate $141 million in 2005. In addition, we have two facility naming rights agreements with Infineon Technologies and Lowe’s Home Improvement Warehouse, which began in 2002 and 1999, that contain gross fees aggregating approximately $69 million over their ten-year terms. These ten-year agreements, including our ten-year sponsorship agreement with Coca-Cola for the annual May NASCAR NEXTEL Cup Series race at LMS which began in 2003, illustrate our increasingly longer-term contracted revenues. We believe these longer-term contracts demonstrate the increasing confidence and marketing value being placed in our first-class facilities in premium markets.

Long-Term Service Provider Management Contract and Asset Sale.    In February 2002, certain SMI subsidiaries and Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (“the Levy Group”) consummated a long-term food and beverage management agreement and an asset purchase agreement. The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of our six speedways and other outside venues. These services were previously provided by our SMI Properties subsidiary. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to us over the contract period, which is initially ten years with a renewal option for an additional ten-year period. See Note 1 to the Consolidated Financial Statements for additional information on this transaction.

Industry Overview

NASCAR’s NEXTEL Cup Series is currently the most popular form of motorsports in the United States. NASCAR races are the second highest rated regular season televised sport and rank third in professional sports licensed merchandise sales. The NASCAR NEXTEL Cup Series television ratings increased 4% over the prior year compared to declining or flat ratings for the NFL, NBA, MLB and PGA. The first two NASCAR NEXTEL Cup Series events of 2005 have garnered record ratings. NASCAR events included 17 of the top 20 attended sporting events in 2004, and NASCAR has a fan base of 75 million fans, one-third of the US adult population. These races often draw larger crowds than a Super Bowl, NBA Finals game, and a World Series combined. The NASCAR racing season runs for 10 months, visiting 19 states across the country. Races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience. In 2004, NASCAR sanctioned 95 NEXTEL Cup, Busch and Craftsman Truck Series races and initiated the successful “Chase for the Championship”, a ten race playoff to determine the NASCAR NEXTEL Cup Champion.

The increase in corporate interest in the sport has been significantly driven by the attractive demographics of stock car and other motorsports racing fans. In a recent survey of the NASCAR fan pool, 58% were between the ages of 18 and 44, 42% earned over $50,000 annually and 40% were female. An ESPN Sports Poll showed that the number of Hispanics and African-Americans attending NASCAR events increased more than 20% from 1999 to 2002, and currently make up 8.6% of the adult NASCAR fan base. Those trends are believed to be accelerating with a recent NASCAR Busch Series race in Mexico City providing substantial marketing potential for NASCAR and other motorsports venues. A recent Street & Smith’s Business Journal survey showed that NASCAR continues to lead in sponsor satisfaction in the eyes of national sports sponsors. In addition, brand loyalty (as measured by fan usage of sponsors’ products) is the highest of any nationally televised major league sport, and NASCAR fans are three times as likely to purchase NASCAR sponsors’ products and services than non-fans, according to NASCAR Brand Review in 2005.

The NASCAR NEXTEL Cup Series strengthened its position as the number two sport on television earning a 5.6 network rating, up 4% over the 5.4 rating in 2003. The television broadcasting contract has increased the popularity of NASCAR racing which, we believe, continues to grow and appeal to a widening demographic audience. We believe these consolidated NASCAR broadcasting rights packages are significantly increasing media intensity, while expanding sponsorship, merchandising and other marketing opportunities. We also believe the ancillary rights package for internet, specialty pay-per-view, foreign distribution and other international television broadcasting media is intensifying corporate and fan interest and creating increased demand for NASCAR racing and related merchandising in foreign, e-commerce and other untapped markets. NASCAR recently announced that Sirius Satellite Radio would assume the broadcast of NASCAR NEXTEL Cup, Busch and Craftsman Truck Series race events on satellite radio. This contract scheduled to begin in 2007, should enhance the value of our NASCAR ancillary rights.

In recent years, television coverage and corporate sponsorships have increased for NASCAR and other motorsports events. All NASCAR NEXTEL Cup, Busch and Craftsman Trucks, IRL, CCWS, and major NHRA events, as well as other events promoted by us are currently televised nationally. NASCAR-sanctioned events are sponsored by more Fortune 500 companies than any other major league sport, and sponsorship opportunities continue to expand significantly. Sponsors include such companies as Bass Pro Shops, Coca-Cola, DaimlerChrysler, Dodge, Food City, General Motors, Golden Corral, MBNA America, Nationwide Insurance, Nextel Communications, RadioShack, Samsung, Save Mart Supermarkets, Sharpie of Sanford North America Corporation, United Auto Workers, and Williamson Dickies.

We believe NASCAR may implement rule changes in 2005 for the NASCAR NEXTEL Cup Series and possibly introduce a new prototype car in 2006 that should increase competition on the speedways. The 2004 increase in television ratings for the NASCAR NEXTEL Cup Series, along with higher television ratings during the “Chase for the Cup” - the last ten races of the season - are particularly encouraging. We believe these rating increases bode well for negotiation of the NASCAR broadcast contracts, which generally expire after 2006.

For our upcoming 2005 racing season, sponsorship and other event related revenues are showing favorable trends with all of our NASCAR NEXTEL Cup and NASCAR Busch event sponsorships pre-sold. Ticket sales for our 2005 NASCAR NEXTEL Cup events at IR, LVMS and TMS are higher than ticket sales at the same time last year. Tickets and luxury suites are essentially sold-out for BMS’s April and August 2005 NEXTEL Cup events, while ticket sales at AMS and LMS approximately equal ticket sales at the same time last year. Also, advance ticket and other sales for our new additional NASCAR NEXTEL Cup and Busch Series racing events at TMS, scheduled to be held in November 2005, are trending favorably. However, at this early date, we are unable to determine whether event results will differ from those previously estimated by management.

The economy has continued to negatively affect consumer and corporate spending sentiment. Nevertheless, 3.7 million fans attended our events in 2004, increasing admission revenues by 4% over 2003 and demonstrating that the demand and appeal for motorsports entertainment in our markets has remained strong even in challenging times. We believe long-term ticket demand, including corporate marketing and promotional spending, should increase as improvements in economic conditions and geopolitical concerns occur. During the fourth quarter 2004, our hospitality, sponsorships, camping and display area revenues increased over last year. Those factors, along with the continuing increases in media intensity and attractiveness of advertising demographics surrounding motorsports, are expected to drive increases in the long-term value of sponsorship and other marketing rights.

The increasing attractiveness of the demographics surrounding motorsports, and our first-class facilities in premier geographic markets, is illustrated by our increasing number of longer-term sponsorship partners and commitments. Although somewhat common in other major sports venues, our 1999 facility naming rights agreement with Lowe’s Home Improvement Warehouse was the first in the motorsports industry. In 2002, we also announced our second facility naming rights agreement with Infineon Technologies for gross fees aggregating approximately $34.6 million over ten years, and a new ten-year sponsorship agreement, including renewal options, with Coca-Cola for the May NEXTEL Cup races at LMS. These ten-year agreements, and other long-term sponsorship contracts, illustrate the increasingly broad spectrum of major national corporate sponsorship interest, and the long-term confidence and marketing value being placed in our leading-edge facilities in premium markets. In addition, corporate sponsorships from industries somewhat new to NASCAR, and motorsports in general, are another strong indicator of the increasing marketing appeal to widening demographics. For example, companies such as Williamson Dickies, FedEx, GlaxoSmithKline, Nickelodeon, and Unilever, as well as others have become sponsors of ours.

While large corporate sponsors such as Anheuser-Busch and Miller have been involved in racing for many years, widely recognized liquor distillers such as Diageo, Smirnoff and Jack Daniels are increasingly expanding their financial involvement and sponsorship in NASCAR racing. We believe this is another positive indication that the marketing appeal of NASCAR motorsports is accelerating, providing substantial marketing opportunities for us and NASCAR.

Speedway operations generate high operating margins and are generally protected by high barriers to competitive entry, including capital requirements for new speedway construction, marketing, promotional and operational expertise, and license agreements with NASCAR and other sanctioning bodies. Industry competitors are actively pursuing internal growth and industry consolidation due to the following factors:

•	popular and accessible drivers;
•	strong fan brand loyalty;
•	a widening demographic reach;
•	increasing appeal to corporate sponsors; and
•	rising broadcast revenues.

Operating Strategy

Our operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at modern facilities, which serves to enhance customer loyalty, and the marketing and distribution of racing and other sports-related souvenir, apparel and other merchandise. We market our scheduled events throughout the year both regionally and nationally using extensive and innovative marketing activities. The key components of this strategy are as follows:

Commitment to Quality and Customer Satisfaction.    Since the 1970’s, we have embarked upon a series of capital improvements including:

•	construction and expansion of additional premium, permanent grandstand seating;
•	new luxury suites, club-style seating areas and food courts;
•	first-class trackside dining and entertainment facilities; and
•	wider concourses, modern concession and restroom facilities, and expanded pedestrian infrastructure.

In 1992, LMS became the first and only superspeedway in North America to offer nighttime racing, and now all of our speedways, except IR, offer it. We continue to improve and construct new food concessions, restrooms and other fan amenities at our speedways to increase spectator comfort and enjoyment. For example, BMS, LMS and LVMS have unique mezzanine level concourses with convenient souvenir, concessions and restroom facilities, and permanent seating featuring new stadium-style terrace sections to increase spectator convenience and accessibility. BMS, LMS, LVMS and TMS also have premium stadium-style seating featuring outstanding views, convenient elevator access and popular food courts. LMS, LVMS and TMS offer club-style seating areas to help meet demand for premium seating and services at their largest events. We have widened certain front-stretch concourses at LMS to improve spectator convenience and accessibility, and continue to reconfigure traffic patterns, provide additional entrances, and expand on-site roads and available parking at our speedways to ease congestion and improve traffic flow. These improvements complement our significant upgrade and modernization of IR’s facilities featuring expanded modern seating, suites, fan amenities and pedestrian infrastructure. IR now offers significantly more unobstructed sight lines for improved spectator enjoyment, underground pedestrian tunnels to better accommodate pedestrian traffic around the road-course facility, an enlarged pit road to accommodate NASCAR’s 43-car grid, as well as an expanded industrial park for race teams, driving schools and others involved in motorsports. Similar to prior years, we continue to expand and modernize our camping and RV facilities to meet the growing demand from fans who seek that entertainment experience surrounding our events. We have modernized our gift shops to increase their fan appeal and expand our marketing opportunities. Built in 2004, BMS has one of the most modern and appealing gift shops in the industry.

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

Our marketing program also includes soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event include luxury suite rentals, block ticket sales and company-catered hospitality, as well as souvenir race program and track signage advertising. Our innovative marketing is exemplified by progressive programs such as offering Preferred Seat Licenses at TMS and ten-year facility naming rights agreements with Infineon Technologies and Lowe’s Home Improvement Warehouse - both industry firsts. We also believe our long-term Levy Group agreement offers corporate and other clientele premium food, beverage and catering services, and facilitates the marketing of luxury suites and hospitality functions at each of our speedways.

SMI owns The Speedway Club at LMS and The Texas Motor Speedway Club, both featuring exclusive dining and entertainment facilities and executive offices adjoining the main grandstands and overlooking the superspeedways. These VIP clubs contain first-class restaurant-entertainment facilities, offering top quality catering and corporate meeting accommodations, and TMS includes a health-fitness membership club. Open year-round, these two VIP clubs are focal points of our ongoing efforts to improve amenities, attract corporate and other clientele, and provide enhanced facility comfort and entertainment value for the benefit of our spectators.

SMI has constructed 46 trackside condominiums at AMS and 76 condominiums at TMS, of which 44 and 67, respectively, have been sold as of December 31, 2004. We also built and sold 52 trackside condominiums at LMS in the 1980’s and early 1990’s. Many are used by team owners and drivers, which is believed to enhance their commercial appeal.

In 2004, LMS constructed a modern media center with leading-edge technology infrastructure and access that has increased appeal for media content providers, sports journalists and others involved in racing communications. BMS opened a modern expansive gift shop adjoining new entertainment, administrative and other marketing facilities that attracts and entertains fans and corporate clientele. These customer service enhancements are part our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort and entertainment value for the benefit of our spectators.

Utilization of Media.    We are currently strategically positioned with speedways in six of the premier markets in the United States, including three of the top ten television markets. We believe owning first-class facilities in premium markets offers long-term, highly-attractive media markets that should benefit from the accelerating growth of the motorsports industry. We endeavor to increase the exposure of our current NEXTEL Cup, Busch, Craftsman Truck, IRL, NHRA, CCWS and WOO events. We also endeavor to increase television coverage of other speedway events and schedule additional racing and other events at each of our speedway facilities.

As discussed above, expanded network and cable television coverage of our NASCAR-sanctioned races are now part of the motorsports industry’s consolidated domestic television and ancillary broadcast rights agreements. We believe the increased media attention focused on motorsports continues to result in expanding sponsorship, merchandising and other marketing opportunities. We also believe the ancillary rights package, including the NASCAR Radio, NASCAR.com, and international and other emerging media outlets, offers new and innovative marketing opportunities. This expanding media exposure is appealing to an ever-broadening demographic base, including younger and foreign racing enthusiasts. In turn, this is intensifying corporate and fan interest and creating increased demand for NASCAR racing and related merchandising in foreign, internet and other new markets.

We also broadcast substantially all of our NASCAR NEXTEL Cup and Busch Series racing events, as well as other events, at each of our speedways over our proprietary radio Performance Racing Network (“PRN”). PRN is syndicated nationwide to more than 710 stations. Along with broadcasting our racing events, PRN produces weekly and daily racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, our national country music and NASCAR-themed radio show syndicated to more than 280 affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with XM Satellite Radio and NASCAR.com, offers sponsors a very powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2005.

We also seek to increase the visibility of our racing events and facilities through local and regional media interaction. For example, each January we sponsor a four-day media tour at LMS to promote the upcoming NEXTEL Cup season. In 2005, this event featured NEXTEL Cup drivers and attracted media personnel representing television networks and stations from throughout the United States. TMS also stages a similar media tour each year before the racing season begins featuring NEXTEL Cup drivers which is attended by numerous media personnel from throughout the United States.

Growth Strategy

We believe our objectives of growing revenues and profitability can be achieved by increasing attendance, broadcasting, sponsorship and other revenues at existing facilities, and by expanding our promotional and marketing expertise to take advantage of opportunities in attractive existing and new markets. We believe our “Operating Strategy” discussed above contributes to our growing revenues and profitability. We believe our first-class speedway facilities, being located in three of the top ten television markets, our commitment to continually providing a higher quality experience to our fans, corporate sponsors and clientele, team owners, race drivers and other customers, along with our innovative marketing and promotional efforts, create expanding marketing appeal and opportunities. In particular, we are concentrating on further developing long-term contracted revenue streams, which are less susceptible to weather and economic conditions. We intend to continue implementing our growth strategy through the following means:

Maximization of Media Exposure and Enhancement of Broadcast and Sponsorship Revenues.    NASCAR-sanctioned stock car racing has experienced significant growth in television viewership and spectator attendance during the past several years. This growth has allowed us to expand our television coverage to include more races and to participate in negotiating more favorable broadcast rights fees with television networks, as well as to negotiate more favorable contract terms with sponsors. We believe spectator interest in stock car racing will continue to grow, thereby increasing broadcast media and sponsor interest in the sport. We intend to increase media exposure of our current NASCAR, IRL, CCWS, and NHRA events and further increase our broadcast and sponsorship revenues. For instance, with over 30 million people visiting Las Vegas annually, we believe LVMS has the potential to significantly increase our industry’s broadcasting and sponsorship revenues by increasing the visibility of our business.

Our LVMS acquisition was a major strategic transaction for us. Also, the acquisition of IR marked our entry into Northern California media market, which currently is the fifth largest television market in the United States. These acquisitions strategically position us with speedways in six premier markets in the United States, including three of the top ten television markets – Atlanta, Dallas-Fort Worth and San Francisco. We also achieved a critical mass west of the Mississippi River that enhances our overall operations, as well as broadcast and sponsorship opportunities. We intend to capitalize on these top-market entertainment venues to further grow our company, the sport of NASCAR and other racing series. Our facility naming rights agreements with Lowe’s and Infineon Technologies contain gross fees aggregating approximately $69.6 million over their ten-year terms. We believe these developments bode well for our future naming rights, event and official sponsorships and other innovative marketing opportunities.

We plan to conduct a second NASCAR NEXTEL Cup and a Busch Series racing event at TMS beginning November 2005 in connection with our acquiring NCS in the Ferko Settlement. We believe these additional annual NASCAR racing events at TMS create new opportunities for growth, increasing the long-term appeal and demand for tickets, including Preferred Seat Licenses, luxury suites, sponsorships and other corporate advertising in that top-ten television market.

Expansion and Improvement of Existing Facilities.    We believe long-term spectator demand for our largest events exceeds existing permanent seating capacity. Over many years, we have invested significant capital in improving and expanding our facilities, and we plan to continue modernizing and making other significant improvements at our speedways in 2005, as further described above in “Operating Strategy — Commitment to Quality and Customer Service”, and below in “Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital Expenditures”. In 1997, AMS was completely renovated including reconfiguration into a “state-of-the-art” 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, adding new permanent seats and luxury suites, and changing the start-finish line location. In 1998, lighting was installed for night racing at AMS and now all of our speedways, except IR, offer nighttime racing. From 1996 through 2004, we significantly increased the numbers of new permanent grandstand seats and luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. During those years, we reconfigured many of our main entranceways and traffic patterns, expanded on-site roads and increased available parking to ease congestion caused by increased attendance and to improve traffic flow. We also have installed new scoreboards, new garage areas, and new infield media and press box centers, among many other modernizing facility improvements, all consistent with our commitment to quality and customer satisfaction.

In 1998, IR was partially reconfigured into a stadium-style road course featuring “The Chute” which provides spectators improved sight lines and expanded viewing areas for increased spectator comfort and enjoyment. In 1999, BMS completed the reconstruction and expansion of its dragstrip into a state-of-the-art dragway, “Thunder Valley”, with permanent grandstand seating, luxury suites, and extensive fan amenities. In 2000, LMS and TMS completed construction of  4/10-mile, modern, lighted, dirt track facilities, and LVMS completed reconstruction and expansion of one of its dragstrips into a state-of-the-art dragway, “The Strip at Las Vegas”, featuring permanent grandstand seating, luxury suites, and extensive fan amenities. In recent years, LMS has widened certain front-stretch concourses and entranceways to improve spectator convenience and accessibility. In 2003, we substantially completed our multi-year major reconfiguration and modernization of IR, adding 47,000 new permanent seats and 27 new luxury suites. IR’s new raceway facilities also feature underground pedestrian tunnels, hillside terrace seats, an enlarged pit road to accommodate NASCAR’s 43-car grid, as well as a world-class 16-turn, three-quarter mile karting center and an expanded motorsports industrial park.

In 2003, BMS completed construction of approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury suites, featuring new stadium-style seating, outstanding views, convenient elevator access and popular food courts. In 2004, we completed construction of approximately 14,000 new premium, stadium-style permanent seats at LVMS, renovated and modernized LMS’s infield garages, media center, scoring towers and other facilities, installed “SAFER” crash walls at several of our speedways, and completed construction of new administration and marketing facilities at BMS. The new LMS media center has leading-edge technology infrastructure and access that is increasing appeal for media content providers, sports journalists and others involved in racing communications. BMS has a modern expansive gift shop adjoining new entertainment, administrative and other marketing facilities that attracts and entertains fans and corporate clientele. In 2005, BMS plans to complete construction of approximately 30 new luxury sky-box suites and new permanent dragway seats. As in recent years, we plan to continue expanding concessions, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans at each of our speedways. In 2005, we plan to install and enhance “SAFER” crash walls at several speedways and resurface LMS’s superspeedway. We also plan to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to further ease congestion and improve traffic flow at our speedways. In 2005, LVMS plans to begin construction of approximately 14,000 new permanent grandstand seats for a net increase of approximately 8,000, completion of which is presently scheduled for 2006. We believe the expansion and improvements will generate additional admissions and event related revenues. In 2005, after adding the new suite seats at BMS, our total permanent speedway seating capacity will exceed 777,000.

Further Development of SMI Properties, Performance Racing Network, 600 Racing Legends Car and Oil-Chem Businesses.    Our SMI Properties subsidiary provides event souvenir merchandising services, event food, beverage, hospitality and catering services through the Levy Group arrangement and other ancillary support services to all SMI facilities and other outside sports-related venues. SMI Properties is enhancing souvenir and merchandise sales through new marketing arrangements, including sales at non-SMI facilities and other outside venues. As discussed above, we believe the long-term Levy Group agreement enables us to provide better products and expanded services to our customers, enhancing their overall entertainment experience, while allowing us to achieve substantial operating efficiencies. In addition, the long-term alliance facilitates the marketing of luxury suites, hospitality and other high-end venues to corporate and other clientele desiring premium-quality menu choices and service.

We have expanding merchandising opportunities through The Source International and SMI Trackside. The Source International develops electronic media promotional programming, and merchandises and distributes racing and other sports-related souvenir merchandise and apparel, with QVC and other promotional outlets. SMI Trackside provides event souvenir merchandising services at our speedways and third-party speedway venues. We intend to expand product offerings, enhance souvenir and merchandise sales through new marketing arrangements, and to increase sales at non-SMI facilities and other outside venues.

We broadcast substantially all of our NASCAR NEXTEL Cup and Busch Series racing events over our proprietary radio Performance Racing Network. PRN also produces weekly and daily racing-oriented programs throughout the NASCAR season, which along with event broadcasts, are nationally syndicated to more than 710 stations. We also own Racing Country USA, a national weekly radio show syndicated to more than 280 affiliates nationwide. Founded in 1990, and acquired by us in 2000, Racing Country USA is a two-hour radio show featuring country music hits and

NASCAR-related programming. This combined programming allows us to further promote our events and facilities on a weekly and daily basis and offers sponsors a very powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2005.

Introduced in 1992, we developed the Legends Circuit and are the official sanctioning body. We manufacture and sell the cars and parts used in Legends Circuit racing events. Legends Cars are  5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on “short” tracks of  3/8-mile or less. In late 1997, as an extension of the Legends Car concept, 600 Racing released a new “Bandolero” line of smaller, lower-priced, entry level stock cars, which appeals to younger racing enthusiasts. In late 2000, SMI released a new faster “Thunder Roadster” stock car modeled after older-style roadsters that competed in past Indianapolis 500’s in the early 1960’s. Cars and parts are currently marketed and sold through approximately 50 distributors doing business throughout the United States, Canada, and Europe. The Legends Car, the Bandolero, and the Thunder Roadster (collectively referred to as “Legends Cars”) are not designed for general road use. Legends Car revenues from this business have grown to $8.6 million in 2004.

We believe the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $13,000. With retail prices of less than $7,000 for the Bandolero and $16,000 for the Thunder Roadster, we believe these cars are affordable by a new and expanding group of racing enthusiasts who otherwise could not race on an organized circuit. Legends Circuit races continue to be one of the fastest growing short track racing divisions in motorsports. More than 1,500 sanctioned races were held nationwide in 2004, and 600 Racing is the third largest oval short track sanctioning body in terms of membership behind NASCAR and IMCA. Sanctioned Legends Car races are currently conducted at several of our speedways. We plan to continue broadening the Legends Circuit, increasing the number of sanctioned races and tracks at which Legends Car races are held.

Oil-Chem Research Corp. (“Oil-Chem”), a wholly-owned SMI subsidiary, produces an environmentally-friendly, micro-lubricant™ that is promoted and distributed by mass-marketing retailers, auto parts stores and other advertising to wholesale and retail customers. This micro-lubricant is advertised as “zMax Power System” and similar promotional names for use in automobiles, trucks, aircraft and other motorized transportation. We promote z-Max products using various media, direct-response and other advertising. Depending on market conditions and demand, we may, from time to time, change or increase the amount or types of advertising to increase revenues. As further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Near-term Operating Factors” below, because of our presence in the pretroleum and automotive aftermarket industries, we may, from time to time, expand our business involving the purchase and sale of refined bulk petroleum and related products and commodity transactions, on a fixed or hedged price basis utilizing cash or letters of credit issued by recognized financial institutions. Such petroleum product transaction revenues could become significant, although resulting profit margins could be less than those on existing operations.

Increased Daily Usage of Existing Facilities.    We constantly seek revenue-producing uses for our speedway facilities on days not committed to racing events. Such other uses include car and truck shows, auto fairs, driving schools, free-style motocross and monster truck events, vehicle testing, settings for television commercials, concerts, holiday season festivities, print advertisements and motion pictures. Also, we currently host four annual NHRA Nationals events, other NHRA and bracket racing events, as well as various auto shows throughout the year at our newly modernized BMS, IR and LVMS dragways. In 2004, AMS and TMS hosted two new IROC races and LVMS hosted a new CCWS race. In 2005, AMS is scheduled to host a second NASCAR Craftsman Truck Series race and IR is scheduled to host a new IRL race. We also host a summer Legends Car series at several of our speedways.

Along with such increased daily usage of our facilities, we hosted six NASCAR Craftsman Truck Series races, two IRL and one American LeMans racing event company-wide in 2004. With more than twelve different track configurations at LVMS, including a 2.5-mile road course,  1/4-mile dragstrip,  1/8-mile dragstrip,  1/2-mile clay oval,  3/8-mile paved oval and several other race courses, we plan to continue capitalizing on LVMS’s top market entertainment value to further grow the speedway and other racing series, and to promote new expanded venues. In addition, our larger road courses at AMS, LMS, LVMS and TMS are increasingly being rented for various activities such as series racing, driving schools and vehicle testing.

LMS and TMS constructed  4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as WOO Series, as well as American Motorcycle Association (“AMA”), have been held. Similar other racing events are held annually. Other examples of increased usage include AMS’s and TMS’s hosting of Harley-Davidson’s 100th Anniversary Celebrations with top-name musical and family entertainment, BMS’s unique holiday season “Speedway In Lights” which is gaining in regional prominence, LMS’s 2003 “Winston Tribute” concert for RJ Reynolds’ contribution to NASCAR’s racing success, and LMS’s annual auto fair shows and TMS’s spring Autofest featuring Pate Swap Meets remain widely popular. We are also working to schedule music concerts at certain facilities.

Acquisition and Development of Additional Motorsports Facilities.    We also consider growth by acquisition and development of motorsports facilities as appropriate opportunities arise. We acquired Bristol Motor Speedway in 1996, Infineon Raceway in 1996, and Las Vegas Motor Speedway in 1998. In 1997, we completed construction of Texas Motor Speedway. In July 2004, we acquired North Carolina Speedway, including intangible assets consisting of NASCAR race event sanctioning and renewal agreements under which we plan to conduct annual NASCAR NEXTEL Cup and Busch Series racing events at TMS beginning November 2005. We continuously seek to locate, acquire, develop and operate venues which we feel are underdeveloped or underutilized and to capitalize on markets where the pricing of sponsorships and television rights are considerably more lucrative.

Operations

Our operations consist principally of motorsports racing and related events. We also conduct various other activities that generally are ancillary to our core business of racing as further described in “Product Revenue” and “Other Operating Revenue” below.

Racing and Related Events

NASCAR-sanctioned races are held annually at each of our speedways. The following are summaries of racing events scheduled in 2005 at each speedway. We constantly pursue the scheduling of additional motorsports racing and other events.

AMS.    In 2005, AMS is scheduled to hold two NEXTEL Cup races and one Busch race. Its major NASCAR-sanctioned race schedule is as follows:

Date	Event	Circuit
March 19	“Aaron’s 312”	Busch
March 20	“Golden Corral 500”	NEXTEL Cup
October 30	“Bass Pro Shops MBNA 500”	NEXTEL Cup

In 2005, AMS is also scheduled to hold two NASCAR Craftsman Truck Series races, one IROC race, as well as several other races and events.

BMS.    In 2005, BMS is scheduled to hold two NEXTEL Cup races and two Busch races. Its major NASCAR-sanctioned race schedule is as follows:

Date	Event	Circuit
April 2	“Sharpie Professional 250”	Busch
April 3	“Food City 500”	NEXTEL Cup
August 26	“Food City 250”	Busch
August 27	“Sharpie 500”	NEXTEL Cup

In 2005, BMS is also scheduled to hold one NASCAR Craftsman Truck Series race, one NHRA Nationals event, as well as several other races and events.

IR.    In 2005, IR is scheduled to hold one NEXTEL Cup race. Its major NASCAR-sanctioned race schedule is as follows:

Date	Event	Circuit
June 26	“Dodge / Save Mart 350”	NEXTEL Cup

In 2005, IR is also scheduled to hold one IRL race, one NHRA Nationals event, one NASCAR Southwest Series race, one American LeMans race, and various AMA, Sports Car Club of America and other racing events.

LMS.    In 2005, LMS is scheduled to hold three NEXTEL Cup races and two Busch races. Its major NASCAR-sanctioned race schedule is as follows:

Date	Event	Circuit
May 21	“NASCAR NEXTEL All-Star Challenge”	NEXTEL Cup (all-star race)
May 28	“CARQUEST Auto Parts 300”	Busch
May 29	“Coca-Cola 600”	NEXTEL Cup
October 14	“Dollar General 300”	Busch
October 15	“UAW-GM Quality 500”	NEXTEL Cup

In 2005, LMS is also scheduled to hold one NASCAR Craftsman Truck Series race, as well as several other races and events.

LVMS.    In March 2005, LVMS conducted the UAW-DaimlerChrysler 400 NEXTEL Cup race and the Sam’s Town 300 Busch race. Its major NASCAR-sanctioned schedule is as follows:

Date	Event	Circuit
March 12	“Sam’s Town 300”	Busch
March 13	“UAW-DaimlerChrysler 400”	NEXTEL Cup

In 2005, LVMS is also scheduled to hold one NASCAR Craftsman Truck Series race, one CCWS race, two NHRA Nationals events, two WOO events, as well as several other races and events.

TMS.    In 2005, TMS is scheduled to hold two NEXTEL Cup races and two Busch races. Its major NASCAR-sanctioned race schedule is as follows:

Date	Event	Circuit
April 16	“O’Reilly 300”	Busch
April 17	“Samsung / RadioShack 500”	NEXTEL Cup
November 5	“O’Reilly Challenge”	Busch
November 6	“Dickies 500”	NEXTEL Cup

In 2005, TMS is also scheduled to hold two NASCAR Craftsman Truck Series races, one IRL race, one IROC race, as well as several other races and events.

The following table shows selected revenues for the three years ended December 31, 2004:

	2004	2003	2002
	(in thousands)
Admissions	$156,718	$150,253	$143,619
NASCAR broadcasting revenue	110,016	90,682	77,936
Sponsorship revenue	43,802	39,388	37,619
Product revenue	51,708	45,887	40,844
Other event related and operating revenue	84,275	78,319	76,554

Total	$446,519	$404,529	$376,572

Admissions.    Grandstand ticket prices at our NASCAR-sanctioned events in 2004 ranged from $17 to $135. In general, we establish ticket prices based on spectator demand and cost of living increases.

NASCAR Broadcasting Revenue.    We have negotiated annual contracts with NASCAR for domestic television station and network broadcast coverage of all of our NASCAR-sanctioned events. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. NASCAR broadcasting revenue accounted for 25% of total revenues in 2004.

Sponsorship Revenue.    Our revenue from corporate sponsorships is received in accordance with negotiated contracts. Sponsors and the terms of sponsorships change from time to time. We currently have sponsorship contracts with major manufacturing and consumer products companies such as Coca-Cola, DaimlerChrysler, Dodge, General Motors, Miller Brewing Company, NEXTEL Communications, Anheuser-Busch, Save Mart Supermarkets, Food City, Golden Corral, Bass Pro Shops, Lowe’s Home Improvement Warehouse, Nationwide Insurance, MBNA, RadioShack,

Samsung, Sharpie of Sanford North America Corporation, Williamson Dickies, Aaron Rents, RBC Centura, Sunoco, and Chevrolet. Some contracts allow sponsors to name a particular racing event, as in the “Coca-Cola 600”, “UAW-DaimlerChrysler 400”, “UAW-GM Quality 500”, and “Samsung/RadioShack 500”. Other considerations range from “Official Car” or “Official Truck” designations at our speedways, including Chevrolet and Dodge, to exclusive advertising and promotional rights in sponsor product categories such as Anheuser-Busch and Miller. Also, our ten-year facility naming rights agreements renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway at Charlotte. None of our sponsorship or naming rights contracts annually accounted for as much as 5% of total revenues in 2004.

Product Revenue.    We derive event related revenue from sales of owned souvenir merchandise during racing and non-racing events and in our speedway gift shops throughout the year. Souvenir merchandise is sold primarily in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities to individual, group, corporate and other customers. We derive other operating revenue from The Source International, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; from Legends Car operations; from Oil-Chem, which produces an environmentally-friendly micro-lubricant; from SMI Properties and its wholly-owned subsidiaries, which provide souvenir merchandising services, screenprinting, embroidery and distribution of wholesale and retail apparel for our speedways and third party sports-oriented venues; from SMI Trackside, which provides event souvenir merchandising services for our speedways and third-party speedways; and from Motorsports By Mail, LLC (“MBM”), a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel. TSI, SMI Trackside and MBM are wholly-owned direct and indirect subsidiaries of SMI.

Other Event Related and Other Operating Revenue.    We derive event related revenue from commissioned food, beverage and souvenir sales during racing and non-racing events and from fees paid for speedway catering “hospitality” receptions and private parties. Food, beverages and souvenirs are sold primarily in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities, and in luxury suites, club-style seating and food-court areas located within the speedway facilities, to individual, group, corporate and other customers. We also derive revenue from luxury suite and track rentals, from parking and other event and speedway related revenue. As of December 31, 2004, our speedways had a total of approximately 732 luxury suites available for leasing to corporate sponsors or others at current 2004 annual rates generally ranging from $16,000 to $158,000. LMS has also constructed 40 open-air boxes, each containing 32 seats, which are currently available for renting by corporate sponsors or others at annual rates of up to $42,000. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of race cars and racing products, settings for commercials and motion pictures, and other outdoor events.

We broadcast substantially all of our NASCAR NEXTEL Cup and Busch Series races over our proprietary Performance Racing Network, which also sponsors four weekly racing-oriented programs throughout the NASCAR season. We derive event related revenue from the sale of commercial time on PRN, which is syndicated nationwide to more than 710 stations. We have negotiated contracts with NASCAR for ancillary broadcasts associated with NASCAR.com, NASCAR Radio, international and other media. None of our other event related contracts annually account for as much as 5% of total revenues in 2004.

We derive other operating revenue from The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”), dining and entertainment facilities located at the respective speedways, which serve individual, group, corporate and other clientele. We also derive other operating revenues from leasing of IR’s industrial park to individuals, corporate and other customers, including race teams and driving schools, and from 600 Racing as the sanctioning body for Legends Car Circuit races.

Competition

We are the leading motorsports promoter in the local and regional markets served by our six speedways, and compete regionally and nationally with other speedway owners, including International Speedway Corporation, to sponsor events, especially NEXTEL Cup events, and to a lesser extent, other NASCAR, IRL, CCWS, NHRA and WOO sanctioned events. We also compete for spectator interest with all forms of professional and amateur spring, summer and fall sports, and with a wide range of other available entertainment and recreational activities, conducted in and near Atlanta, Bristol, Charlotte, Dallas-Fort Worth, Las Vegas and Sonoma.

Seasonality, Quarterly Results and Weather

In 2005, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations’ below, we plan to hold 19 major annual racing events sanctioned by NASCAR, including eleven NEXTEL

Cup and eight Busch Series racing events. We also plan to hold two IRL racing events, seven NASCAR Craftsman Truck Series racing events, two IROC racing events, four major NHRA racing events, one CCWS, and two WOO racing events. Our business has been, and is expected to remain, highly seasonal. We sometimes produce minimal operating income during our third quarter when we host only one major NASCAR race weekend. Concentration of racing events in any particular future quarter, and the growth in our operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business

We promote outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Although we sell a substantial number of tickets well in advance of our larger events, poor weather conditions can have a negative effect on our results of operations. Poor weather can affect current periods as well as successive events in future periods.

Employees

As of December 31, 2004, we had approximately 719 full-time and 168 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

Insurance

We maintain property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers. Our insurance policies generally cover accidents that may occur at our speedways, subject to ordinary course deductibles, policy limits and exceptions. Insurance has become increasingly more expensive in recent years. We believe our insurance levels are sufficient for our needs and consistent with insurance maintained by similar companies. However, we cannot guarantee that such coverage would be adequate should one or more catastrophic events occur at or near any of our speedway facilities, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. Once our present coverage expires, we cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness.

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

Portions of the inactive solid waste landfill areas on the LMS property are subject to a groundwater monitoring program and data are submitted to the North Carolina Department of Environment and Natural Resources (“DENR”). DENR has noted that data from certain groundwater sampling events have indicated levels of certain regulated compounds that exceed acceptable trigger levels and organic compounds that exceed regulatory groundwater standards. DENR has not required any remedial action by us at this time with respect to this situation. In the future, DENR could require us to take certain actions that could result in us incurring material costs.

We believe our operations, including the landfills on our property, are in substantial compliance with all applicable federal, state and local environmental laws and regulations. Nonetheless, if damage to persons or property or contamination of the environment is determined to have been caused by our business conduct or by pollutants, substances, contaminants or wastes used, generated or disposed of by us, or which may be found on our property, we may be held liable for such damage and required to pay the cost of investigation or remediation, or both, of such contamination or damage. The amount of such liability, as to which we are self-insured, could be material. Changes in federal, state or local laws, regulations or requirements, or the discovery of previously unknown conditions could require additional expenditures.

Patents and Trademarks

We have federally registered trademark and/or service mark rights in “Speedway Motorsports,” “Atlanta Motor Speedway,” “Bristol Motor Speedway,” “Charlotte Motor Speedway,” “Las Vegas Motor Speedway,” “Sears Point Raceway,” “Texas Motor Speedway,” “600 Racing Thunder Roadster,” “Legends Cars,” “Bandolero,” “Atomic Oil,” “WBL,” “Pour A New Engine Into Your Car,” “It Soaks Into Metal,” “Linkite,” “Lenckite,” “Avblend,” “ZMax,” “Finish Line Events,” “Motorsports by Mail,” “The Speedway Club,” “Top the Cops,” “Wild Man,” “Diesel 40 – The Engine Conditioner,” “Diesel 60 – The Fuel Conditioner” and “Diesel 90 – The Gear And Accessory Conditioner.” We also have federally registered trademark and/or service mark rights in “AutoFair,” “Lug Nut,” “Sparky” and our corporate logos.

Federal trademark and/or service mark registrations are pending with respect to “Seal of Champions”, “Speedway Motorsports, Inc.,” “Fans First,” “The Official Seal of Racing,” “Speedway World,” “The Great American Speedway!” and “Micro-Lubricant,” among others. We own state trademark and/or service mark registrations for “Atlanta Motor Speedway” (Georgia), “AMS” (Georgia), “Texas Motor Speedway” (Texas) and “TMS” (Texas). We have registered trademark rights in the “ZMax” trademark in Australia, Canada, Israel, Japan, Mexico, New Zealand, Singapore and the European Union. We also have ten patents related to our Legends Car, Bandolero Car and Thunder Roadster design and technology, respectively. Our policy is to protect our intellectual property rights zealously, including litigation, to protect their proprietary value in sale and market recognition.

Available Information

The Company’s official website address is www.gospeedway.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. These reports are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also post on our website the charters of our Audit, Compensation, and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NYSE regulations. The documents are also available in print to any shareholder who requests them by contacting our corporate secretary at our company offices.

Item 2.    Properties

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway follows:

Atlanta Motor Speedway.    AMS is located on 815 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. Built in 1960, and owned by us since 1990, today AMS is a modern, attractive facility. In 1997, AMS was completely renovated including reconfiguration into a “state-of-the-art” 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, adding 22,000 permanent seats, including 58 luxury suites, and changing the start-finish line location. AMS also has an on-site 2.5-mile road course. In 1998, lighting was installed for night racing. In relatively recent years, AMS has reconfigured main entranceways and expanded on-site roads to ease congestion caused by increased attendance, installed new scoreboards, new garage areas, and new infield media and press box centers. At December 31, 2004, AMS had permanent seating capacity of approximately 124,000, including 137 luxury suites. AMS has constructed 46 condominiums overlooking the speedway and is marketing the two remaining unsold condominiums. Similar to 2004, AMS plans to continue improving and expanding its on-site roads and available parking, and reconfiguring traffic patterns and entrances in 2005 to ease congestion and improve traffic flow. In 2005, AMS also plans to expand its camping, restroom and other fan amenities.

Bristol Motor Speedway.    Acquired by us in 1996, BMS is located on approximately 635 acres in Bristol, Tennessee and is a one-half mile, lighted, high-banked concrete oval speedway. BMS also owns and operates a one-quarter mile modern, lighted dragway. BMS is the most popular facility on the NEXTEL Cup circuit among race fans due to its steep banked turns and lighted nighttime races. We believe spectator demand for our NEXTEL Cup events at BMS exceeds existing permanent seating capacity. From 1996 through 2002, BMS added over 76,000 new permanent grandstand seats, including 73 new luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. In 1999, BMS completed reconstruction and expansion of its dragstrip into a state-of-the-art dragway, “Thunder Valley”, featuring permanent grandstand seating, luxury suites, and extensive fan amenities. In 2003, BMS completed construction of approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 53 new luxury sky-box suites.

In 2004, BMS completed construction of new administration and marketing facilities. At December 31, 2004, BMS had permanent seating capacity of approximately 156,000, including 159 luxury suites. In 2005, BMS plans to complete construction of approximately 30 new luxury sky-box suites and new permanent dragway seats, and to continue improving and expanding fan amenities and make other site improvements.

Infineon Raceway (formerly known as Sears Point Raceway).    Acquired by us in 1996, IR is located on approximately 1,600 acres in Sonoma, California and consists of a 2.52-mile, twelve-turn road course, a one-quarter mile modern dragway, and a modern, expansive industrial park. From 1997 through 2001, IR added approximately 19,000 new permanent seats, made various grading changes to improve spectator sight lines, expanded and improved spectator and media amenities, acquired adjoining land to provide additional entrances and expanded spectator parking areas to accommodate attendance increases and ease congestion. In 1998, IR was partially reconfigured into a 1.9-mile stadium-style road course for NASCAR NEXTEL Cup racing featuring “The Chute”. The Chute provides spectators with improved sight lines and expanded viewing areas, along with multiple racing configurations within IR’s overall 2.52-mile road course. In 2003, IR substantially completed its multi-year major reconfiguration and modernization, adding 11,000 new permanent grandstand seats, 17,000 new hillside terrace seats, and 16 new luxury suites. Modernization of IR’s dragway facilities was also substantially completed in 2003. IR’s enhancements include underground pedestrian tunnels to better accommodate pedestrian traffic, a new world-class karting center, permanent garages for race teams, an expanded modern industrial park, an enlarged pit road to accommodate NASCAR’s 43-car grid, and improved sight lines for better spectator enjoyment. At December 31, 2004, IR had permanent seating capacity of approximately 47,000, including 27 luxury suites, and provides temporary seating and other general admission seating arrangements along its 2.52-mile road course. In 2005, IR plans to continue improving and expanding its on-site roads system and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow.

Las Vegas Motor Speedway.    We acquired LVMS in 1998. LVMS, located on approximately 1,030 acres in Las Vegas, Nevada, is a 1.5-mile, lighted, asphalt, quad-oval superspeedway, and includes several other on-site paved and dirt race tracks. These other race tracks include a  1/4-mile dragstrip,  1/8-mile dragstrip, 2.5-mile road course,  1/2-mile clay oval,  3/8-mile paved oval, motocross and other off-road race courses. From 1999 through 2002, LVMS added approximately 7,000 new permanent seats, expanded its concessions and restroom amenities and made other facility improvements. In 2000, LVMS completed reconstruction and expansion of one of its dragstrips into a state-of-the-art dragway, “The Strip at Las Vegas”, with permanent grandstand seating, luxury suites and extensive fan amenities. In 2001, LVMS renovated its  3/8-mile paved racetrack, “The Bullring”. LVMS has significant club-style seating with convenient access to premium restaurant-quality food and beverage service. In 2004, LVMS completed construction of approximately 14,000 new premium permanent seats. The superspeedway’s configuration readily allows for significant future expansion. At December 31, 2004, LVMS had permanent seating capacity of approximately 128,000, including 102 luxury suites. In 2005, LVMS plans to begin construction of approximately 14,000 new permanent grandstand seats for a net increase of approximately 8,000, completion of which is presently scheduled for 2006. In 2005, LVMS plans to expand its camping, restroom and other fan amenities and continue improving and expanding its on-site roads and available parking to ease congestion and improve traffic flow.

Lowe’s Motor Speedway (formerly known as Charlotte Motor Speedway).    LMS is located on approximately 1,155 acres in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. LMS was among the first superspeedways built and today is a modern, attractive facility. The principal track is a 1.5-mile banked asphalt quad-oval facility, and was the first superspeedway in North America lighted for nighttime racing. LMS also has several lighted “short” tracks (a  1/5-mile asphalt oval, a  1/4-mile asphalt oval and a  1/5-mile dirt oval), as well as a 2.25-mile asphalt road course. In 2000, LMS completed construction of a  4/10-mile, modern, lighted, dirt track facility. LMS has consistently improved and increased its spectator seating arrangements and now has the third largest seating capacity of any sports facility in the United States. From 1997 through 2002, LMS added over 61,000 new permanent seats, including 38 new luxury suites, featuring unique mezzanine level concourses, new stadium-style terrace sections, outstanding views, convenient elevator access and popular food courts for enhanced spectator enjoyment, convenience and accessibility. LMS also has significantly expanded and improved its parking areas to accommodate increased attendance and ease congestion, and widened certain front-stretch concourses and entranceways to improve spectator convenience and accessibility. LMS has significant club-style seating with convenient access to premium restaurant-quality food and beverage service. In 2004, LMS renovated and modernized its infield garages, media center, and scoring towers and made other facility improvements. At December 31, 2004, LMS had permanent seating capacity of approximately 162,000, including 113 luxury suites. In 2005, LMS plans to resurface its superspeedway, continue improving and expanding concessions, restroom and other fan amenities, expand available parking to ease congestion and improve traffic flow, and make other site improvements.

Texas Motor Speedway.    TMS, located on approximately 1,490 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway, with an on-site 2.5-mile road course. TMS has constructed 76 condominiums overlooking turn two of the speedway and is marketing nine remaining unsold condominiums. TMS also has an executive office tower adjoining the main grandstand overlooking the speedway which houses The Texas Motor Speedway Club. TMS, one of the largest sports facilities in the United States in terms of permanent seating capacity, hosted its first major NASCAR NEXTEL Cup Series race in April 1997. The Company operates the TMS facilities under a 30-year arrangement with the Fort Worth Sports Authority - see Note 2 to the Consolidated Financial Statements for additional information. In 2000, TMS completed construction of a  4/10-mile, modern, lighted, dirt track facility. For several years, TMS has expanded its parking areas and improved traffic control dramatically reducing travel congestion. In 2001, TMS converted approximately 50 suites to speedway club-style seating areas to help meet demand for premium seating and services at its largest events. At December 31, 2004, TMS had permanent seating capacity of approximately 158,000, including 194 luxury suites. In 2005, similar to the past several years, TMS plans to continue expanding and increasing surrounding interstate access roads and interchanges, improving and expanding its on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. In 2005, TMS also plans to expand its camping, restroom and other fan amenities.

North Carolina Speedway (also known as Rockingham Speedway).    NCS, located on approximately 240 acres in Rockingham, North Carolina, is a 1.0-mile banked, asphalt oval speedway. As described in Note 1 to the Consolidated Financial Statements, we purchased NCS in connection with the Ferko Settlement in July 2004. NCS operations presently consist principally of track rentals. Management’s plans or intentions with respect to other future use or operations of NCS have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in 2005 or beyond.

Item 3.     Legal Proceedings

We are involved in various lawsuits in the normal course of business, some of which involve material claims. New or material developments on the more significant of these lawsuits are described below. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on our financial position or future results of operations.

On February 8, 2000, Robert L. “Larry” Carrier filed a lawsuit against SMI and BMS in the Chancery Court for Sullivan County, Tennessee. This suit alleged that SMI and BMS interfered with the use of leasehold property rented to the plaintiff by BMS. The complaint sought $15 million in compensatory and $60 million in punitive damages as well as injunctive relief. On October 11, 2002, the trial court entered a judgment against SMI and BMS for approximately $1.4 million in damages plus costs. On February 19, 2003, the court entered into an amended judgment awarding approximately $2.4 million to the plaintiff, and awarding BMS exclusive possession of the leased premises. A pre-tax charge to earnings of $2.4 million was reflected in 2002 for the litigation. We and the plaintiff appealed this judgment. On May 27, 2004, the Tennessee Court of Appeals reversed the trial court award of damages against SMI and BMS and dismissed all plaintiff claims. On July 26, 2004, the plaintiff filed an Application for Permission to Appeal with the Tennessee Supreme Court. Management did not believe the plaintiff’s further efforts to appeal this matter would be successful and, therefore, reversed in the second quarter 2004 the previous $2.4 million pre-tax charge to earnings for this litigation. On December 6, 2004, the Tennessee Supreme Court denied plaintiff’s application for permission to appeal, thus concluding the action.

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

Through February 28, 2005, 103 individuals claiming injuries from the bridge failure on May 20, 2000, had filed a total of 48 separate lawsuits. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The North Carolina state court lawsuits were consolidated before one judge. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge, and finding that Tindall was negligent. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and, therefore, LMS will be jointly and severally liable for future verdicts. In addition, the Court dismissed all claims for punitive damages in all lawsuits.

Currently, all but seven lawsuits involving thirteen individuals in connection with this incident have been resolved by the defendants. The final federal lawsuits settled in September 2003. The defendants reached state court settlements in two lawsuits by two plaintiffs in January 2004, with claims being dismissed in January and April 2004. On March 3, 2004, a verdict assessing damages against LMS and Tindall was entered by the Court in one lawsuit by two claimants. Five suits that were previously dismissed were refiled by claimants on October 1, 2004. The remaining seven lawsuits are still consolidated before one judge and are pending in Mecklenburg County. We are vigorously defending ourselves in the remaining cases which are being tried solely on damages and are in discovery. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on our financial position or future results of operations.

Debra Kirwan and the Zone, Inc. filed a lawsuit against TSI in the United States District Court for the Eastern District of Pennsylvania on December 21, 2004. A response is due on March 25, 2005. Plaintiffs claim the defendant conspired to misappropriate their potential “interactive storybook”. Plaintiffs’ claims include declaratory relief, false designation of origin, unfair competition and false advertising under the Lanham Act, false marking pursuant to the Patent Act, breach of fiduciary duties, breach of contract, violation of unfair trade practices and consumer protection law, misappropriation and conversion, civil conspiracy and fraud against TSI, QVC, Inc., Home Shopping Network, Aaron Clark Industries and Aaron Clark, individually. Plaintiff has not specified any amount of damages. TSI intends to deny the claims against it. In addition, TSI’s contract with QVC requires that TSI indemnify and hold QVC harmless against these claims. TSI and QVC intend to pursue a joint defense of the claims, although both will have separate counsel for the limited purpose of reviewing pleadings for any conflicting issues. TSI believes that it has meritorious defenses to plaintiffs’ claims and intends to vigorously defend itself against plaintiff’s claims. Management does not expect that the disposition of this case will have a material adverse effect on our financial position or future results of operations.

LMS’s property includes areas used as a solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992, but LMS currently allows certain property to be used for land clearing and inert debris landfilling (LCID). Landfilling for construction and demolition debris (C&D) has ceased on the LMS property. Management believes that our operations, including the landfills on our property, comply with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would have a material adverse effect on our financial position or future results of operations.

We are a party to other litigation incidental to our business. Management does not believe the resolution of any or all such litigation is likely to have a material adverse effect on our financial condition or future results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, no matters were submitted to a vote of our security holders.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 14, 2005, 43,916,175 shares of common stock were outstanding and held by approximately 2,909 record holders.

We intend to retain a substantial portion of our future earnings to provide funds for the operation and expansion of our business. As a holding company, SMI depends on dividends and other payments from our speedways and other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and working capital requirements. We paid our third annual cash dividend on November 15, 2004 of $0.31 per share of common stock aggregating approximately $13.5 million to shareholders of record as of November 1, 2004. We may or may not pay similar annual cash dividends in the future. Any decision concerning the payment of dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under our Credit Facility and 6 3/4% Senior Subordinated Notes (which are further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Dividends”), and other factors as the Board of Directors, in its sole discretion, may consider relevant. As further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”, we amended our Credit Facility in March 2005 to, among other things, increase allowable annual aggregate payments of dividends and repurchases of SMI securities from $17.5 million to $75.0 million, and up to $150.0 million, subject to maintaining certain revised financial covenants. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants.

The following table sets forth the high and low closing sales prices for SMI’s common stock, as reported by the NYSE for each calendar quarter during the periods indicated:

2004	High	Low
First Quarter	$31.79	$28.77
Second Quarter	34.20	29.60
Third Quarter	36.51	31.26
Fourth Quarter	39.18	32.63

2003	High	Low
First Quarter	$26.06	$20.50
Second Quarter	28.05	22.68
Third Quarter	30.58	24.40
Fourth Quarter	30.67	28.40

Item 6.    Selected Financial Data

The following selected financial data for the five years ended December 31, 2004 have been derived from audited financial statements. The financial statements for each of the three years ended December 31, 2004 were audited by Deloitte & Touche LLP, and those financial statements, and the independent registered public accounting firm’s report, are contained elsewhere in this report. All financial data below are qualified by this reference to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

Beginning in 2002, we report operating profits from activities provided by the Levy Group as net event related revenue and net other operating commission revenue. For periods before 2002, revenues and expenses associated with those services previously provided by SMI Properties are included in event related revenue, other operating revenue, direct expense of events, other direct operating expense and general and administrative expense. See Note 1 to the Consolidated Financial Statements for additional information on the transaction.

	Year Ended December 31:
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Income Statement Data
Revenues:
Admissions	$156,718	$150,253	$143,619	$138,612	$143,816
Event related revenue	137,074	127,055	120,979	132,283	133,450
NASCAR broadcasting revenue	110,016	90,682	77,936	67,488	29,297
Other operating revenue	42,711	36,539	34,038	37,685	47,073

Total revenues	446,519	404,529	376,572	376,068	353,636

Expenses and other:
Direct expense of events	81,432	77,962	69,909	77,397	79,443
NASCAR purse and sanction fees	78,473	69,691	61,217	54,479	38,181
Other direct operating expense	37,662	32,325	31,032	35,787	43,678
General and administrative	65,152	58,698	57,235	59,331	52,001
Depreciation and amortization	35,524	33,894	31,720	32,747	30,584
Interest expense, net	19,886	20,816	21,199	24,316	27,073
Ferko litigation settlement (1)	11,800	—	—	—	—
Loss on early debt redemption and refinancing (2)	—	12,800	1,237	—	—
FTC refund claims settlement (3)	—	1,154	—	—	—
Cancelled CART race settlement, net (4)	—	—	—	(1,361)	—
Concession contract rights resolution (5)	—	—	—	—	3,185
Other expense (income), net	(2,819)	419	2,239	(2,907)	(1,956)

Total expenses and other	327,110	307,759	275,788	279,789	272,189

Income from continuing operations before income taxes and cumulative effect of accounting changes	119,409	96,770	100,784	96,279	81,447
Provision for income taxes	45,755	38,225	39,609	37,870	31,970

Income from continuing operations before cumulative effect of accounting changes	73,654	58,545	61,175	58,409	49,477
Loss from operations and disposal of discontinued business (6)	—	—	(686)	(817)	(1,345)

Income before cumulative effect of accounting changes	73,654	58,545	60,489	57,592	48,132
Cumulative effect of accounting changes (7)(8)	—	—	(4,273)	—	(1,257)

Net Income	$73,654	$58,545	$56,216	$57,592	$46,875

Basic Earnings Per Share:
Continuing operations before accounting changes	$1.70	$1.38	$1.44	$1.40	$1.19
Discontinued operations (6)	—	—	(0.01)	(0.02)	(0.03)
Accounting changes (7)(8)	—	—	(0.10)	—	(0.03)

Basic earnings per share	$1.70	$1.38	$1.33	$1.38	$1.13

Weighted average shares outstanding	43,342	42,517	42,114	41,753	41,663

Diluted Earnings Per Share:
Continuing operations before accounting changes	$1.69	$1.37	$1.43	$1.36	$1.16
Discontinued operations (6)	—	—	(0.01)	(0.02)	(0.03)
Accounting changes (7)(8)	—	—	(0.10)	—	(0.03)

Diluted earnings per share	$1.69	$1.37	$1.32	$1.34	$1.10

Weighted average shares outstanding	43,654	42,798	43,001	44,367	44,715

Balance Sheet Data
Cash and cash equivalents	$216,731	$134,472	$112,638	$93,980	$30,737
Goodwill and other intangible assets	157,917	61,337	51,990	56,742	59,105
Total assets	1,398,343	1,190,556	1,104,773	1,063,578	991,957
Long-term debt, including current maturities:
Revolving credit facility (9)	50,000	60,000	90,000	90,000	90,000
Bank term loan (9)	46,875	50,000	—	—	—
Senior subordinated notes (9)	330,000	230,000	251,946	252,367	252,788
Convertible subordinated debentures (2)	—	—	—	53,694	66,000
Capital leases and other debt (9)	274	367	279	1,252	1,309
Stockholders’ equity	633,325	548,074	491,172	438,889	379,341
Cash dividends per share of common stock	$0.31	$0.305	$0.30	—	—

Non-GAAP Financial Information Reconciliation.    The following schedule reconciles non-GAAP net income and diluted earnings per share amounts, on the financial highlights and performance measurement graphs presented in our 2004 Annual Report to Stockholders and below using other than generally accepted accounting principles (“non-GAAP”), to comparable information presented using GAAP. Non-GAAP net income and diluted earnings per share below are derived by adjusting GAAP basis amounts for certain items presented in the following selected income statement data net of income taxes based on applicable effective rates. This non-GAAP financial information presented in the financial highlights and performance graphs in our 2004 Annual Report to Stockholders and below, is presented nowhere else in this Annual Report. Management believes such non-GAAP information is useful to investors, providing meaningful information to assess the Company’s core operations and perform financial analysis on comparative periods and peer group data. This non-GAAP information also is used by management to assess the Company’s core operations, allocate resources and develop earnings guidance. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to, or replacement of, net income or diluted earnings per share determined in accordance with GAAP.

	Year Ended December 31:
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Net income using GAAP	$73,654	$58,545	$56,216	$57,592	$46,875
Cumulative effect of accounting changes (7)(8)	—	—	4,273	—	1,257
Loss from operations and disposal of discontinued business (6)	—	—	686	817	1,345

Income from continuing operations	73,654	58,545	61,175	58,409	49,477
Adjustments (net of taxes):
Amortization expense (8)	—	—	—	1,052	1,050
Ferko litigation settlement (1)	7,278	—	—	—	—
Interim interest expense on debt redeemed (10)	—	902	—	—	—
Loss on early debt redemption and refinancing (2)	—	7,770	751	—	—
FTC refund claims settlement (3)	—	700	—	—	—
Cancelled CART race settlement (4)	—	—	—	(826)	—
Concession contract rights resolution (5)	—	—	—	—	1,933

Non-GAAP net income	$80,932	$67,917	$61,926	$58,635	$52,460

Diluted earnings per share using GAAP	$1.69	$1.37	$1.32	$1.34	$1.10
Adjustments:
Accounting changes (7)(8)	—	—	0.10	—	0.03
Amortization expense (8)	—	—	—	0.02	0.02
Discontinued operations (6)	—	—	0.01	0.02	0.03
Ferko litigation settlement (1)	0.16	—	—	—	—
Interim interest expense on debt redeemed (10)	—	0.02	—	—	—
Loss on early debt redemption and refinancing (2)	—	0.18	0.02	—	—
FTC refund claims settlement (3)	—	0.02	—	—	—
Cancelled CART race settlement (4)	—	—	—	(0.02)	—
Concession contract rights resolution (5)	—	—	—	—	0.04

Non-GAAP diluted earnings per share	$1.85	$1.59	$1.45	$1.36	$1.22

(1)	Ferko litigation settlement represents a 2004 charge to earnings for litigation and related settlement expenses associated with a settlement agreement between SMI, NASCAR and ISC to resolve a lawsuit filed by Francis Ferko, as a shareholder of SMI, against NASCAR and ISC. The Company was named as a necessary party to the lawsuit as it was brought on SMI’s behalf by a shareholder. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on SMI’s behalf. The 2004 charge of $11.8 million, before income taxes of $4.5 million, reduced basic and diluted earnings per share by $0.16. See Note 1 to the Consolidated Financial Statements.
(2)	Loss on early debt redemption and refinancing for 2003 represents a charge associated with replacement of our 1999 bank revolving facility that was maturing in May 2004 (the “Former Credit Facility”) and issuance of $230 million in aggregate principal amount 6 3/4% Senior Subordinated Notes due 2013 (the “Senior Subordinated Notes”) in May 2003, and early redemption of $250 million in aggregate principal amount 8 1/2% Senior Subordinated Notes due 2007 (the “Former Senior Subordinated Notes”) in June 2003. The 2003 charge consisted of net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium, recognition of a previously deferred gain from a cash flow hedge interest rate swap termination payment and transaction costs, all associated with the former debt arrangements. Loss on early debt redemption for 2002 represents a charge associated with early redemption of all outstanding 5 3/4% Convertible Subordinated Debentures totaling approximately $53.7 million in April 2002. The 2002 charge consists of redemption premium, associated unamortized net deferred financing costs, and transaction costs. See Note 5 to the Consolidated Financial Statements.

(3)	FTC refund claims settlement represents a 2003 charge to earnings for refund claims paid under a litigation settlement reached between the Federal Trade Commission (“FTC”) and SMI and Oil-Chem and associated costs of refund processing. See Note 2 to the Consolidated Financial Statements.
(4)	A Championship Auto Racing Teams (“CART”) (now known as CCWS) racing event originally scheduled at TMS in April 2001 was not conducted as a result of a decision made by CART’s sanctioning body. In October 2001, our legal action against CART claiming negligence and breach of contract was settled for approximately $5.0 million, representing our recovery of associated sanction fees, race purse, various expenses, lost revenues and other damages. The CART settlement is reflected net of associated race event costs of approximately $3.6 million.
(5)	Concession contract rights resolution represents costs incurred to reacquire the contract rights to provide event food, beverage and souvenir merchandising services at IR from a previous provider whose original contract term was to expire in 2004, including legal and other transaction costs.
(6)	Loss from operations and disposal of discontinued business represents the accounting for the discontinued operations and disposal of SoldUSA, an internet auction and e-commerce subsidiary, in April 2002. See Note 1 to the Consolidated Financial Statements.
(7)	We changed our revenue recognition policies for Speedway Club membership fees in 2000 under the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”. Net revenues from membership fees previously were recognized as income when billed and associated expenses were incurred. Under the change, net membership revenues are deferred when billed and amortized into income over ten years. The cumulative effect of the accounting change as of January 1, 2000 reduced fiscal 2000 net income by approximately $1.3 million after income taxes, and basic and diluted earnings per share by $0.03.
(8)	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002, under which we ceased amortizing goodwill and other intangible assets and assessed initial impairment under transitional rules as of January 1, 2002. The cumulative effect of the accounting change for goodwill impairment associated with certain non-motorsports related reporting units reduced fiscal year 2002 net income approximately $4.3 million, net of income taxes of $297,000, and basic and diluted earnings per share by $0.10. The non-GAAP amounts above reflect retroactive application for ceasing goodwill and other intangible assets amortization, and related income taxes, had the new method been in effect for all periods presented. See Note 2 to the Consolidated Financial Statements.
(9)	In May 2003, we issued $230.0 million of 6 3/4% Senior Subordinated Notes and concurrently replaced our Former Credit Facility. In June 2003, we fully redeemed $250.0 million of 8 1/2% Former Senior Subordinated Notes at 104.25% of par value. See Note 5 to the Consolidated Financial Statements. Other debt includes principally notes payable outstanding associated with SoldUSA of $1.1 million and $1.0 million at December 31, 2001 and 2000.
(10)	Interim interest expense on debt redeemed, net represents interest expense incurred on the Former Senior Subordinated Notes between May 16, 2003, issuance date of the Senior Subordinated Notes, and June 15, 2003, redemption date of the Former Senior Subordinated Notes, net of interest income earned on associated invested proceeds during this period. The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required notice of redemption to Former Senior Subordinated Note holders by the Company. See Note 5 to the Consolidated Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition as of December 31, 2004 should be read in conjunction with our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report.

General Overview

We derive revenues principally from the following:

•	sale of tickets to motorsports races and other events held at our speedway facilities;

•	licensing of network television, cable television and radio rights to broadcast such events;

•	sale of sponsorships, facility naming rights and promotions to companies that desire to advertise or sell their products or services surrounding our events;

•	commissions earned on sales of food, beverages and hospitality catering and sales of souvenirs and other motorsports-related merchandise; and

•	rental of luxury suites during such events and other track facilities.

We derive additional revenue from the operations of The Source International and certain SMI Properties revenues, 600 Racing, The Speedway Clubs at LMS and TMS, Oil-Chem, SMI Trackside, Racing Country USA and MBM. See “Business - Product Revenue and Other Event Related and Other Operating Revenue” and Note 1 to the Consolidated Financial Statements for descriptions of these businesses.

Operating Strategy

Our operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at modern facilities, which serves to enhance customer loyalty, and the marketing and distribution of racing and other sports-related souvenir, apparel and other merchandise. We market our scheduled events throughout the year both regionally and nationally using extensive and innovative marketing activities. The key components of this strategy, which are further described above in “Business – Operating Strategy”, are as follows:

•	commitment to quality and customer satisfaction;

•	innovative marketing and promotional efforts; and

•	utilization of media.

Growth Strategy

We believe our objectives of growing revenues and profitability can be achieved by increasing attendance, broadcasting, sponsorship and other revenues at existing facilities, and by expanding our promotional and marketing expertise to take advantage of opportunities in attractive existing and new markets. In particular, we are concentrating on further developing long-term contracted revenue streams, which are less susceptible to weather and economic conditions. We intend to continue implementing our growth strategy, which is further described above in “Business – Growth Strategy”, through the following means:

•	maximize media exposure and enhance broadcast and sponsorship revenues;

•	expand and improve existing facilities;

•	further develop SMI Properties, Performance Racing Network, 600 Racing Legends Car and Oil-Chem businesses;

•	increase daily usage of existing facilities; and

•	acquire and develop additional motorsports facilities.

We promote outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Although we sell a substantial number of tickets well in advance of our larger events, poor weather conditions can have a negative effect on our results of operations. Poor weather can affect current periods as well as successive events in future periods.

Significant growth in our revenues will depend, in part, on consistent investment in facilities. We have several capital projects underway at each of our speedways.

We do not believe our financial performance has been materially affected by inflation. We have generally been able to mitigate the effects of inflation by increasing prices.

Revenues and Expenses

Our revenues and expenses are classified in the following categories because they are important to, and used by, us in assessing our operations. We classify our revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all of our events. “Event related revenue” includes amounts received from sponsorship fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, naming rights fees, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. “Other operating revenue” includes TSI, MBM and certain SMI Properties merchandising revenues, Legends Car and parts sales, Speedway Clubs’ restaurant, catering and membership income, Oil-Chem revenues, and industrial park rentals. Our revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than souvenir sales, as well as sales of TSI, Legends Cars, Oil-Chem, SMI Trackside, MBM or other operating revenues.

We classify our expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at our speedways. “Other direct operating expense” includes the cost of TSI, MBM and certain SMI Properties merchandising, Legends Car, Speedway Clubs, Oil-Chem and industrial park rental revenues.

Results of Operations

We derive a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue. In 2004, we held 17 major annual racing events sanctioned by NASCAR, including ten NEXTEL Cup and seven Busch Series racing events; two IRL racing events, six NASCAR Craftsman Truck Series racing events, one Champ Car World Series (formerly known as CART) racing event, two IROC racing events, four major NHRA racing events, and three WOO racing events. In 2003, we held 17 major NASCAR-sanctioned racing events, two IRL racing events, five NASCAR Craftsman Truck Series racing events, four major NHRA racing events, and five WOO racing events. In 2002, we held 17 major NASCAR-sanctioned racing events, two IRL racing events, three NASCAR Craftsman Truck Series racing events, four major NHRA racing events, and six WOO racing events.

The table below shows the relationship of our income and expenses relative to total revenue for the three years ended December 31, 2004:

	Percentage of Total Revenue
	Year Ended December 31:
	2004	2003	2002
Revenues:
Admissions	35.1%	37.1%	38.1%
Event related revenue	30.7	31.4	32.1
NASCAR broadcasting revenue	24.6	22.4	20.7
Other operating revenue	9.6	9.1	9.1

Total revenues	100.0%	100.0%	100.0%

Expenses and other:
Direct expense of events	18.2	19.3	18.6
NASCAR purse and sanction fees	17.6	17.2	16.3
Other direct operating expense	8.4	8.0	8.3
General and administrative	14.6	14.5	15.2
Depreciation and amortization	8.0	8.4	8.4
Interest expense, net	4.5	5.2	5.6
Other (income) expense, net	2.0	3.5	0.9

Total expenses and other	73.3	76.1	73.3

Income from continuing operations before income taxes and accounting change	26.7	23.9	26.7
Income tax provision	(10.2)	(9.4)	(10.5)

Income from continuing operations before accounting change	16.5	14.5	16.2
Loss from operations and disposal of discontinued business	—	—	(0.2)
Cumulative effect of accounting change	—	—	(1.1)

Net Income	16.5%	14.5%	14.9%

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Total Revenues for 2004 increased by $42.0 million, or 10.4%, over such revenues for 2003 due to the factors discussed below.

Admissions for 2004 increased by $6.5 million, or 4.3%, over such revenue for 2003. This increase is due primarily to continued growth in admissions at NASCAR-sanctioned racing events held at AMS, BMS, IR, LVMS and TMS, and to a lesser extent, AMS hosting a new NASCAR-sanctioned Craftsman Truck Series racing event, and AMS and TMS hosting new IROC racing events, in 2004. The overall increase was partially offset by lower admissions at NASCAR-sanctioned racing events held at LMS in 2004.

Event Related Revenue for 2004 increased by $10.0 million, or 7.9%, over such revenue for 2003. This increase is due primarily to associated growth in admissions and increased sponsorship, camping and other event related revenues at NASCAR-sanctioned racing events held at each of our speedways in 2004. The increase was also due, to a lesser extent, to increased NASCAR ancillary broadcasting revenues and to LVMS hosting a new CCWS race in 2004.

NASCAR Broadcasting Revenue for 2004 increased by $19.3 million, or 21.3%, over such revenue for 2003. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in 2004.

Other Operating Revenue for 2004 increased by $6.2 million, or 16.9%, over such revenue for 2003. This increase is due primarily to current period revenues of TSI acquired in August 2003, and to a lesser extent, an increase in Legends Car revenues. The overall increase was partially offset by lower Oil-Chem and MBM revenues in 2004.

Direct Expense of Events for 2004 increased by $3.5 million, or 4.5%, over such expense for 2003. This increase is due primarily to higher operating costs associated with the growth in admissions and other event related revenues at NASCAR-sanctioned racing events held at each of our speedways in 2004. The increase also reflects new taxes on certain admission and other event related revenues and higher advertising costs in 2004. The overall increase was partially offset by costs associated with conducting the “Winston Tribute” concert to RJ Reynolds in 2003.

NASCAR Purse and Sanction Fees for 2004 increased by $8.8 million, or 12.6%, over such expense for 2003. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events, and to a lesser extent, the new NASCAR Craftsman Truck Series racing event at AMS, held in 2004.

Other Direct Operating Expense for 2004 increased by $5.3 million, or 16.5%, over such expense for 2003. This increase is due primarily to operating costs associated with current period revenues of TSI acquired in August 2003, and to a lesser extent, increased Legends Car revenues. The overall increase was partially offset by decreased advertising and other operating costs associated with lower Oil-Chem and MBM revenues in 2004.

General and Administrative Expense for 2004 increased by $6.5 million, or 11.0%, over such expense for 2003. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations, with TSI acquired in August 2003, and to increased professional fees associated with Sarbanes-Oxley Act Section 404 internal control over financial reporting compliance.

Depreciation and Amortization Expense for 2004 increased by $1.6 million, or 4.8%, over such expense for 2003. This increase is due primarily to increased depreciation expense from additions to property and equipment at our speedways, particularly at BMS and LVMS.

Interest Expense, Net for 2004 was $19.9 million compared to $20.8 million for 2003. As discussed further below, interest expense for 2003 includes $1.5 million of net interim interest expense on debt redeemed. This decrease also reflects the lower interest rate on the Senior Subordinated Notes issued in May 2003 compared to the Former Senior Subordinated Notes, and to a lesser extent, lower average outstanding borrowings under the bank revolving credit facility and increased interest income earned on higher average invested cash balances during 2004. The overall decrease was partially offset by increased interest expense from the $100.0 million add-on offering to the $230.0 million 6 3/4% Senior Subordinated Notes in July 2004, and to a lesser extent, increased average interest rates on borrowings under the bank revolving credit facility and term loan and to lower outstanding notes receivable during 2004.

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

Ferko Litigation Settlement of $11.8 million for 2004 represents a charge to earnings for litigation and related settlement expenses associated with a settlement agreement between SMI, NASCAR and ISC to resolve a lawsuit filed by Francis Ferko, as a shareholder of SMI, against NASCAR and ISC. The Company was named as a necessary party to the lawsuit as it was brought on SMI’s behalf by a shareholder. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on SMI’s behalf. The 2004 charge of $11.8 million, before income taxes of $4.5 million, reduced basic and diluted earnings per share by $0.16. See Note 1 to the Consolidated Financial Statements for additional information.

Loss on Early Debt Redemption and Refinancing of $12.8 million for 2003 represents a charge associated with replacement of the former bank credit facility and issuance of the Senior Subordinated Notes in May 2003, and redemption of the Former Senior Subordinated Notes in June 2003 at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and recognition of a previously deferred gain from a cash flow hedge interest rate swap termination payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12.8 million, before income taxes of $5.0 million, were reflected as a charge to earnings in the second quarter 2003. The charge reduced basic and diluted earnings per share for 2003 by $0.18. See Note 5 to the Consolidated Financial Statements for additional information.

FTC Refund Claims Settlement for 2003 represents a charge to earnings for refund claims paid under a litigation settlement reached between the FTC, SMI and Oil-Chem on March 20, 2003, and associated costs of refund processing. As part of the settlement, SMI and Oil-Chem offered a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the settlement terms, aggregate refunds payable by SMI and Oil-Chem are not to exceed $1.0 million. Customer refund requests received exceed the maximum settlement payment. As such, refund payments aggregated $1.0 million plus associated expenses. See Note 2 to the Consolidated Financial Statements for additional information.

Other Expense (Income), Net. Other income, net for 2004 was $2.8 million compared to other expense, net of $419,000 for 2003. The change results primarily from current period recovery of a $2.4 million pre-tax charge to earnings previously recorded in 2002 for litigation associated with BMS. This recovery was recorded based on recent Court reversal of the 2002 decision that awarded damages and dismissal of claims against the Company upon successful appeal (see Note 2 to the Consolidated Financial Statements for additional information). This change is also due to a gain recognized on sale of AMS land in 2004, and to recognizing a loss on disposal of equipment damaged at TMS in 2003. No such losses were recognized in 2004. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for 2004 was 38.3% and for 2003 was 39.6%. As further discussed in Note 7 to the Consolidated Financial Statements, the current period decrease is due to decreased effective state income tax rates resulting primarily from 2004 reduction of previously recorded valuation allowances in 2003 against deferred tax assets, associated with state net operating loss carryforwards, because management determined ultimate realization is more likely than not.

Net Income for 2004 increased by $15.1 million, or 25.8%, over such income for 2003. This increase is due to the factors discussed above.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Total Revenues for 2003 increased by $28.0 million, or 7.4%, over such revenues for 2002 for the factors discussed below.

Admissions for 2003 increased by $6.6 million, or 4.6%, over such revenue for 2002. This increase is due primarily to continued growth in attendance at NASCAR-sanctioned racing events held at BMS and LVMS, and to BMS and LMS hosting new NASCAR-sanctioned Craftsman Truck Series races, in 2003. The overall increase was partially offset by lower attendance at IR’s NASCAR-sanctioned racing event in 2003.

Admissions for 2003 were negatively impacted by continuing challenges of economic conditions, the Iraq war and periodic code orange terrorism alerts, as well as poor weather surrounding certain AMS, LMS, IR, and TMS racing events.

Event Related Revenue for 2003 increased by $6.1 million, or 5.0%, over such revenue for 2002. This increase is due to increased event related revenues associated with the growth in attendance and luxury suite rentals at NASCAR-sanctioned racing events held at BMS, to increased sponsorship, track rentals and other event related revenues, and to motorsports-related merchandise sales of a SMI Properties subsidiary, SMI Trackside, acquired in November 2002. The overall increase was partially offset by decreased sponsorship and other event related revenues associated with NASCAR-sanctioned racing events held at AMS in 2003.

Event related revenues for 2003 were negatively impacted by continuing challenges of economic conditions, the Iraq war and periodic code orange terrorism alerts, as well as poor weather surrounding certain AMS, LMS, IR, and TMS racing events.

NASCAR Broadcasting Revenue for 2003 increased by $12.7 million, or 16.4%, over such revenue for 2002. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in 2003.

Other Operating Revenue for 2003 increased by $2.5 million, or 7.3%, over such revenue for 2002. This increase is due primarily to revenues of TSI acquired in August 2003. The overall increase was partially offset by lower Oil-Chem and non-event motorsports related souvenir and merchandising SMI Properties revenues in 2003.

Direct Expense of Events for 2003 increased by $8.1 million, or 11.5%, over such expense for 2002. This increase is due to operating costs associated with motorsports-related merchandise sales of SMI Trackside acquired in November 2002, to higher operating costs associated with the growth in attendance at NASCAR-sanctioned racing events held at BMS, to higher insurance premium and other costs for property, casualty, liability and other insurance coverage in 2003. The increase was also due to costs associated with conducting the “Winston Tribute” concert to RJ Reynolds in 2003. The overall increase was partially offset by the initial costs associated with IR’s expanded speedway facilities and new naming rights agreement reflected in 2002.

NASCAR Purse and Sanction Fees for 2003 increased by $8.5 million, or 13.8%, over such expense for 2002. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events, and to BMS and LMS hosting new NASCAR-sanctioned Craftsman Truck Series races in 2003.

Other Direct Operating Expense for 2003 increased by $1.3 million, or 4.2%, over such expense for 2002. This increase was due primarily to operating costs associated with revenues of TSI acquired in August 2003. The overall increase was partially offset by decreased operating costs associated with lower Oil-Chem and non-event motorsports related SMI Properties souvenir and merchandising sales.

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

Interest Expense, Net for 2003 was $20.8 million compared to $21.2 million for 2002. As discussed further below, interest expense, net for 2003 includes $1.5 million of net interim interest expense on debt redeemed and lower capitalized interest and lower outstanding notes receivable during 2003. The lower capitalized interest reflects property and equipment related to IR’s expansion and modernization being placed into service in 2002. These items were offset by the lower interest rate on the Senior Subordinated Notes issued in May 2003 compared to the Former Senior Subordinated Notes, and to lower average outstanding borrowings and interest rates under the bank revolving credit facility during 2003.

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

Loss on Early Debt Redemption and Refinancing of $12.8 million for 2003 represents a charge associated with replacement of the Former Credit Facility and issuance of the Senior Subordinated Notes in May 2003, and redemption of the Former Senior Subordinated Notes in June 2003 at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and recognition of a previously deferred gain from a cash flow hedge interest rate swap termination payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12.8 million, before income taxes of $5.0 million, were reflected as a charge to earnings in 2003. The charge reduced basic and diluted earnings per share for 2003 by $0.18. See Note 5 to the Consolidated Financial Statements for additional information.

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

FTC Refund Claims Settlement for 2003 represents a charge to earnings for refund claims paid under a litigation settlement reached between the FTC, SMI and Oil-Chem in March 2003, and associated costs of refund processing. As part of the settlement, SMI and Oil-Chem offered a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the settlement terms, aggregate refunds payable by SMI and Oil-Chem are not to exceed $1.0 million. Customer refund requests received exceed the maximum settlement payment. As such, refund payments aggregated $1.0 million plus associated expenses. See Note 2 to the Consolidated Financial Statements for additional information.

Other Expense, Net. Other expense, net for 2003 was $419,000 compared to $2.2 million for 2002. This decrease primarily reflects a $2.4 million charge to earnings for then pending litigation associated with BMS in 2002. See Note 2 to the Consolidated Financial Statements for additional information. No such charge was recognized in 2003. The overall decrease was partially offset by recognizing a loss on disposal of equipment damaged at TMS in 2003 compared to a gain on disposal of property at TMS in 2002. The remainder of the change was due to a combination of individually insignificant items.

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

Loss From Operations and Disposal of Discontinued Business of $686,000 for 2002 represents the accounting for the discontinued operations and disposal of SoldUSA, an internet auction and e-commerce subsidiary, in April 2002. In 2002, losses from SoldUSA’s discontinued operations were $99,000, after income taxes of $64,000, and losses on disposal were $587,000, after income taxes of $381,000. See Note 1 to the Consolidated Financial statements for additional information.

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

Seasonality and Quarterly Results

In 2005, we plan to hold 19 major annual racing events sanctioned by NASCAR, including eleven NEXTEL Cup and eight Busch Series racing events. We also plan to hold two IRL racing events, seven NASCAR Craftsman Truck Series racing events, two IROC racing events, four major NHRA racing events, one CCWS, and two WOO racing events. Our business has been, and is expected to remain, highly seasonal.

We sometimes produce minimal operating income during our third quarter when we host only one major NASCAR race weekend. Concentration of racing events in any particular future quarter, and the growth in our operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business.

The 19 major NASCAR sanctioned races to be held in 2005 include the new NEXTEL Cup and Busch Series races at TMS. Set forth below is certain comparative summary information with respect to the Company’s major NASCAR-sanctioned racing events scheduled for 2005 and held in 2004 and 2003:

	Number of major NASCAR-sanctioned events
	2005	2004	2003
1st Quarter	4	5	7
2nd Quarter	8	6	4
3rd Quarter	2	2	2
4th Quarter	5	4	4

Total	19	17	17

The more significant racing schedule changes that have occurred during the last three years include the following:

•	AMS hosted a new NASCAR Craftsman Truck Series event in the first quarter 2004.

•	BMS hosted a new NASCAR Craftsman Truck Series event in the third quarter 2003.

•	LMS hosted a new NASCAR Craftsman Truck Series event in the second quarter 2003.

•	LVMS hosted a NASCAR Craftsman Truck Series event in the third quarter 2003 which was held in the fourth quarter 2002.

•	LVMS hosted a new CCWS event in the third quarter 2004.

•	TMS hosted NASCAR NEXTEL Cup and Busch Series events in the second quarter 2004 which were held in the first quarter 2003.

•	TMS hosted NASCAR NEXTEL Cup and Busch Series events in the first quarter 2003 which were held in the second quarter 2002.

•	TMS hosted NASCAR Craftsman Truck and IRL Series events in the fourth quarter 2003 which were held in the third quarter 2002.

The quarterly information below shows excerpted results from our Quarterly Reports on Form 10-Q filed in the year ended December 31, 2004. Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Individual quarterly amounts may not be additive due to rounding.

	2004 (unaudited)					2003 (unaudited)
	1st	2nd	3rd	4th		1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total	Quarter	Quarter	Quarter	Quarter	Total
	(dollars in thousands, except per share amounts)
Total revenues	$122,174	$164,855	$70,963	$88,527	$446,519	$146,076	$109,825	$63,997	$84,631	$404,529
Ferko litigation settlement	—	—	11,800	—	11,800	—	—	—	—	—
Loss on early debt redemption and refinancing	—	—	—	—	—	—	12,800	—	—	12,800
FTC refund claims settlement	—	—	—	—	—	—	1,154	—	—	1,154
Total expenses and other	81,275	99,130	78,374	68,331	327,110	88,505	92,201	60,942	66,111	307,759

Net income	$24,744	$39,868	$(4,498)	$13,540	$73,654	$34,882	$10,749	$1,854	$11,060	$58,545

Basic earnings per share	$0.58	$0.92	$(0.10)	$0.31	$1.70	$0.82	$0.25	$0.04	$0.26	$1.38

Diluted earnings per share	$0.57	$0.92	$(0.10)	$0.31	$1.69	$0.82	$0.25	$0.04	$0.26	$1.37

Major NASCAR-sanctioned events	5	6	2	4	17	7	4	2	4	17

Near-term Operating Factors

There are many factors that affect our growth potential, future operations and financial results, including some of the following operating factors:

Current Operating Trends.    We believe NASCAR may implement rule changes in 2005 for the NASCAR NEXTEL Cup Series and possibly introduce a new prototype car in 2006 that should increase competition on the speedways. The 2004 television ratings for the NASCAR NEXTEL Cup Series increased over prior year, with television ratings during the “Chase for the Cup” – the last ten races of the season—that are particularly encouraging. We believe these rating increases bode well for negotiation of the NASCAR broadcast contracts, which generally expire after 2006.

For our upcoming 2005 racing season, sponsorship and other event related revenues are showing favorable trends with all of our NASCAR NEXTEL Cup and NASCAR Busch event sponsorships pre-sold. Ticket sales for our 2005 NASCAR NEXTEL Cup events at IR, LVMS and TMS are higher than ticket sales at the same time last year. Tickets and luxury suites are essentially sold-out for BMS’s April and August 2005 NEXTEL Cup events, while ticket sales at AMS and LMS approximately equal ticket sales at the same time last year. Also, advance ticket and other sales for our new additional NASCAR NEXTEL Cup and Busch Series racing events at TMS, scheduled to be held in November 2005, are trending favorably. However, at this early date, we are unable to determine whether event results will differ from those previously estimated by management.

The national incidents of September 11, 2001, along with the Iraq war and code orange terrorism alerts, have raised a combination of operating factors never before encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Those factors continue to affect consumer and corporate spending sentiment. While we believe our strong operating cash flow will continue, economic conditions, rising fuel prices, and the competitiveness of racing can affect ticket, corporate marketing, sponsorships and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, near-term ticket sales, particularly to corporate customers, and suite rentals, hospitality and other event revenues may continue to be adversely impacted by these and other factors. We decided not to increase many ticket and concession prices in 2005 to help foster fan support and mitigate any near-term demand weakness. Economic conditions could be severely affected by future actual or threats of similar or other national, regional or local incidents, which could materially adversely impact our future operating results.

NASCAR Broadcasting Rights Agreement.    Fiscal 2005 is our fifth year under the multi-year consolidated domestic television broadcast rights agreement for NASCAR NEXTEL Cup and Busch Series events. This agreement is expected to provide us with future increases in contracted broadcasting revenues. Total revenues under this domestic broadcast rights agreement, based on the current race schedule, are contracted for approximately $141 million in 2005. This reflects an increase of approximately $31 million or 28% over 2004, and includes the new NEXTEL Cup racing event at TMS. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR may continue. Purse and sanction fees are negotiated with NASCAR on an annual basis.

Accounting for Stock Based-Compensation.    As further described below in “Recently Issued Accounting Standards”, SFAS No. 123R “Shared-Based Payment” was issued in December 2004 which requires, among other things, recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period and is effective for us as of the beginning of our third quarter 2005. We currently apply the disclosure provisions whereby the pro forma effect on net income and earnings per share is presented based on compensation cost for stock options and the employee stock purchase plan determined using the fair value recognition provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123R on our financial position and results of operations, along with the underlying valuation methods and assumptions. Any compensation cost is not determinable until such time that restricted stock or option grant award amounts, prices and vesting provisions, among other factors, are known.

Bank Credit Facility Amendment in 2005.    As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 5 to the Consolidated Financial Statements, in March 2005, we amended our Credit Facility to, among other things: (i) increase the separate sub-limit for standby letters of credit from $10.0 million to $75.0 million, while maintaining the overall revolving credit facility borrowing limit of $250.0 million; (ii) extend maturity from May 2008 to March 2010; (iii) increase allowable annual aggregate payments of dividends and repurchases of SMI securities from $17.5 million to $75.0 million, and up to $150.0 million, subject to maintaining certain revised financial covenants; (iv) expand permitted investments of available cash; and (v) reduce interest which will be based, at our option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The separate sub-limit for standby letters of credit was increased in anticipation of possible increases in our bulk commodity business as further described in “Other Operating Revenue” below, and for other business transactions.

Other Operating Revenue.    We intend to develop new merchandising opportunities, expand product offerings through electronic media promotional programming, and market racing and other sports-related souvenir merchandise and apparel with corporate customers and other third-party venues. Our other operating revenues may increase depending on, among other factors, the success of such efforts, the success of motorsports, particularly NASCAR’s NEXTEL Cup Series, and future market demand, trends and competition for our non-event products and outside venues. Our ability to compete successfully depends on a number of factors both within and outside our control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While our revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization.

Because of our presence in the petroleum and automotive aftermarket industries, we may, from time to time, expand our business involving the purchase and sale of refined bulk petroleum and related products, and commodity transactions, on a fixed or hedged price basis (“bulk commodity”) utilizing cash or letters of credit issued by recognized financial institutions. We may enter into bulk commodity transactions with petroleum and other companies conducting business in several foreign countries. As described in “Bank Credit Facility Amendment in 2005” above, we amended our Credit Facility to, among other things, increase the separate sub-limit for standby letters of credit to $75.0 million in anticipation of possible increases in our bulk commodity and other business transactions. Commodity hedges would be secured by the underlying commodity being hedged. Bulk commodity transactions may occur in the near future which may or may not become significant. While revenues could become significant, resulting profit margins could be affected by market and other factors such as transaction, unrecoverable and other operating costs, and could be less than those on existing operations. The accounting for bulk commodity, including underlying hedge, transactions can be affected by many factors, including contract terms, title transfer, settlement timing, underlying hedge terms and other transactional terms or conditions. Revenues and resulting profit margins, if any, could be reported on either a gross or net basis depending on the underlying transactional terms and conditions. Depending on settlement timing and other transactional factors, accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods. At this time, management is unable to determine if or when bulk commodity transactions may commence or whether resulting revenues could be material or profitable.

Insurance Coverage.    Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted from the national incidents on September 11, 2001 and incidents such as the pedestrian bridge collapse at LMS in 2000. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. We have a material investment in property and equipment at each of our six speedway facilities that are generally located near highly populated cities and hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs, and further increases are possible. While management believes it has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, management cannot guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of our speedway facilities could have a material adverse effect on our financial position and future results of operations if asset damage and/or its liability were to exceed insurance coverage limits. The occurrence of additional national incidents, and particularly incidents at sporting events, entertainment or other public venues, may significantly impair our ability to obtain such insurance coverage in the future. We use a combination of insurance and self-insurance to manage various risks associated with our speedway and other properties, and motorsports events and other business risks. We may increase the marketing of certain products using self-insured promotional warranty programs which could subject us to increased risk of loss should the number and amount of claims significantly increase. Also, as described in “Other Operating Revenue” above, we may increase our bulk commodity business for which we obtain customary insurance with experienced carriers. We have increased and may further increase our self-insurance limits which could subject us to increased risk of loss should the number of incidents, damages, casualties or other claims below such self-insured limits increase. While management believes it has reasonable self-insurance limits in place, management cannot guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on our financial position and future results of operations.

Litigation Costs.    As discussed in “Legal Proceedings” and Note 8 to the Consolidated Financial Statements, we are involved in, or have recently settled, various litigation for which significant legal costs were incurred in 2003 and 2004. We intend to defend vigorously against the claims raised in existing legal actions, and may continue to incur significant legal costs in 2005. Management is presently unable to quantify the amount of these expected legal costs, and new legal action or changes in pending or threatened legal action against us could result in further increases in legal costs.

2004 Significant Factors

The following are significant factors that affected our financial condition and results of operations in the year ended December 31, 2004:

General Factors.    We believe our operating results for fiscal 2004 were negatively impacted by ongoing public concerns over travel, regional and national economic conditions, rising fuel prices and national security incidents. We experienced anticipated decreases in attendance at certain of our major racing events with related effects on event related revenue largely stemming from poor weather at those events in 2003. However, 2004 increases in sponsorship, display, hospitality, camping and other event related revenues over 2003 helped to offset these anticipated decreases in admissions revenue and the associated effect on event related merchandising and concession revenues. Reduced consumer and corporate spending impacted the demand for souvenir, apparel and other merchandise at certain non-event company and outside venues, with related effects on event related and other operating revenues.

2004 Litigation Settlement, Purchase of North Carolina Speedway and Issuance of Add-On Senior Subordinated Notes.    As discussed in “Liquidity and Capital Resources” below and Note 1 to the Consolidated Financial Statements, we acquired certain tangible and intangible assets and operations of North Carolina Speedway for approximately $100.4 million in cash as part of the “Ferko” shareholder lawsuit settlement. The acquisition was funded with proceeds from a July 2004 $100.0 million add-on offering to the $230.0 million 6 3/4% Senior Subordinated Notes issued in May 2003. The terms of the add-on notes are identical to those Senior Subordinated Notes issued in May 2003. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on SMI’s behalf. These and related settlement expenses approximating $11.8 million paid in cash were reflected as a 2004 charge to earnings. The charge reduced basic and diluted earnings per share for 2004 by $0.16.

The intangible assets acquired in settlement were principally non-amortizable race event sanctioning and renewal agreements with NASCAR for one annual NEXTEL Cup and Busch Series racing event. Under those sanctioning and renewal agreements, management intends to conduct a second NEXTEL Cup and Busch Series racing event at TMS beginning November 2005. NCS operations presently consist principally of track rentals. Management’s plans or intentions with respect to other future use or operations of NCS have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in 2005 or beyond. Management anticipates that the increased add-on debt interest payments and working capital requirements for NCS operations, if any, will be largely funded by advance ticket and other event related revenues associated with these new NASCAR NEXTEL Cup and Busch Series races at TMS.

2004 Litigation Dismissal.    Our results for 2004 reflect current period recovery of a $2.4 million pre-tax charge to earnings previously recorded in 2002 for litigation associated with BMS. In 2000, a lawsuit was filed against SMI and BMS alleging interference with the use of certain leasehold property rented to the plaintiff, Robert L. “Larry” Carrier, by BMS, seeking specified compensatory and punitive damages and injunctive relief. In 2002, the trial court entered a judgment against SMI and BMS for approximately $1.4 million in damages plus costs, and in February 2003, entered an amended judgment awarding the plaintiff approximately $2.4 million and BMS exclusive possession of the leased premises. A $2.4 million pre-tax charge to earnings was reflected in 2002 for the litigation. We and the plaintiff appealed this judgment, and in 2004, the trial court award against SMI and BMS was reversed and all plaintiff claims were dismissed. The $2.4 million pre-tax recovery was reflected in 2004 upon successful appeal and Court reversal of the 2002 decision and dismissal of claims against the Company.

Declaration of Cash Dividend.    On October 4, 2004, our Board of Directors approved an annual cash dividend of $0.31 per share of common stock aggregating approximately $13.5 million payable on November 15, 2004 to shareholders of record as of November 1, 2004. The annual cash dividend was paid using available cash and cash investments.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. We expended significant amounts of cash during 2004 for improvements and expansion at our speedway facilities and the acquisition of NCS. Significant changes in our financial condition and liquidity during 2004 resulted primarily from:

(1)	net cash generated by operations amounting to $152.2 million;
(2)	borrowings under long-term debt, principally to finance the NCS business acquisition, amounting to $100.1 million;
(3)	cash outlays for capital expenditures amounting to $62.5 million;
(4)	cash outlays for the NCS business acquisition amounting to $100.5 million; and
(5)	payment of an annual cash dividend amounting to $13.5 million.

Our cash flows from operations in 2004 compared to 2003 reflect increases in net income as further discussed in “Results of Operations” above, recovery of certain other current assets upon resale in 2004, and an increase in deferred income taxes provided primarily for temporary differences pertaining to depreciation of property and equipment.

At December 31, 2004, we had cash and cash equivalents totaling $216.7 million and had $50.0 million in outstanding borrowings under the $250.0 million Revolving Credit Facility, with availability for borrowing up to an additional $190.3 million. At December 31, 2004, net non-current deferred tax liabilities totaled $186.9 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

As further discussed in Notes 2, 5, 7 and 8 to the Consolidated Financial Statements, we had the following contractual cash obligations and other commercial commitments as of December 31, 2004 (in thousands):

	Payments Due By Period
	Total	Current	1-3 Years	3-5 Years	Thereafter
Contractual Cash Obligations (1)

Current liabilities, excluding current maturities of long-term debt and deferred race event income	$33,704	$33,704	—	—	—
Long-term debt, including current maturities (2)	427,149	9,594	$28,180	$59,375	$330,000
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	2,080	—	—	—	2,080
Operating leases	2,208	851	1,050	307	—

Total Contractual Cash Obligations	$467,735	$44,149	$29,230	$59,682	$334,674

	Commitment Expiration By Period
	Total	Current	1-3 Years	3-5 Years	Thereafter
Other Commercial Commitments

Letters of credit,
Total Other Commercial Commitments	$9,671	$9,671	—	—	—

(1)	Contractual cash obligations above exclude: (a) interest payments under our debt obligations, including the Senior Subordinated Notes and the Credit Facility (in 2004, cash paid for interest, net of amounts capitalized, was approximately $21.9 million); (b) income taxes that may be paid in future years (in 2004, cash paid for income taxes was approximately $27.4 million); and (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs.
(2)	As scheduled at December 31, 2004, includes required quarterly principal payments under the Term Loan aggregating: $9.4 million in 2005, $12.5 million in 2006, $15.6 million in 2007 and $9.4 million in 2008.

Future Liquidity

We anticipate that cash from operations and funds available through the Credit Facility will be sufficient to meet our operating needs at least through 2005, including estimated planned capital expenditures of $50.0 to $60.0 million and payment of any future dividends that may be declared. Based upon anticipated future growth and financing requirements, we may, from time to time, engage in additional financing of a character and in amounts to be determined. We may, from time to time, redeem or retire our debt securities, and purchase our debt and equity securities, depending on liquidity, prevailing market conditions, and such factors as permissibility under the Credit Facility, as amended in March 2005, and the Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility and the Senior Subordinated Notes agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to our parent company, SMI, or other subsidiaries. While we expect to continue to generate positive cash flows from our existing speedway operations, and have generally experienced improvement in our financial condition, liquidity and credit availability, additional liquidity and other resources could be needed to fund our continued growth, including the continued expansion and improvement of our speedways and other facilities.

Credit Facility.    Our Credit Facility, executed in May 2003, consists of a senior revolving facility (the “Revolving Facility”) and term loan (the “Term Loan”) provided by a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility provides for borrowings in an aggregate principal amount of up to $250.0 million, and includes a sub-limit of $10.0 million for borrowings under 15-day swing line loans. In March 2005, our Credit Facility was amended to, among other things: (i) increase the separate sub-limit for standby letters of credit from $10.0 million to $75.0 million, while maintaining the overall revolving credit facility borrowing limit of $250.0 million; (ii) extend maturity from May 2008 to March 2010; (iii) increase allowable annual aggregate payments of dividends and repurchases of SMI securities from $17.5 million to $75.0 million, and up to $150.0 million, subject to maintaining certain revised financial covenants; (iv) expand permitted investments of available cash; and (v) reduce interest based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the Credit Facility, subject to certain conditions on the date borrowed. The Term Loan, initially in the aggregate principal amount of $50.0 million, is being amortized by quarterly payments through final maturity in 2010 (reflecting the March 2005 amendment).

The Credit Facility contains a number of financial affirmative and negative covenants. These financial covenants require us to maintain certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), funded senior debt to EBITDA and earnings before interest and taxes (“EBIT”) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, making specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, sales of assets, and the incurrence of debt. Indebtedness under the Credit Facility is guaranteed by all operative Company subsidiaries except Oil-Chem (the “Guarantors”), and is secured by a pledge of all the capital stock and limited liability company interests, as the case may be, of the Guarantors. See Note 5 to the Consolidated Financial Statements for additional information on the Credit Facility.

July 2004 Litigation Settlement, Purchase of North Carolina Speedway and Issuance of Add-On Senior Subordinated Notes.    On July 1, 2004, as part of settling the “Ferko” shareholder lawsuit as further described in Note 1 to the Consolidated Financial Statements, we acquired certain tangible and intangible assets and operations of North Carolina Speedway for approximately $100.4 million in cash plus acquisition costs. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on SMI’s behalf. These and related settlement expenses approximating $11.8 million paid in cash were reflected as a 2004 charge to earnings.

The intangible assets acquired in settlement were principally non-amortizable NASCAR race event sanctioning and renewal agreements under which we plan to conduct a second annual NEXTEL Cup and Busch Series racing event at TMS beginning November 2005. NCS operations presently consist principally of track rentals. Management’s plans or intentions with respect to other future use or operations of NCS have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in 2005. Management anticipates that the increased add-on debt interest payments and working capital requirements for NCS operations, if any, will be largely funded by advance ticket and other event related revenues associated with these new NASCAR NEXTEL Cup and Busch Series races at TMS. See Note 1 to the Consolidated Financial Statements for additional information.

The acquisition was funded with proceeds from a private placement, on July 7, 2004, of a $100.0 million add-on offering to the $230 million 6 3/4% Senior Subordinated Notes due 2013 issued in May 2003 and approximately $13.9 million in cash on hand. The add-on notes were issued at par and net proceeds, after commissions and fees, approximated $98.3 million. We filed a registration statement in August 2004 to exchange these add-on notes for a new substantially identical debt securities issue registered under the Securities Act and completed the exchange offer in October 2004. The add-on notes are identical to the Senior Subordinated Notes issued in May 2003 with the same interest rate, maturity, covenants, limitations and other terms and are governed by the same indenture.

Senior Subordinated Notes.    The Senior Subordinated Notes mature on June 1, 2013 and interest is paid semi-annually on June 1 and December 1. On or after June 1, 2008, we may redeem some or all of the Senior Subordinated Notes at any time at annually declining redemption premiums. On or before June 1, 2006, we may redeem up to 35% of the Senior Subordinated Notes with the proceeds from certain equity offerings at a redemption premium. In the event of a change of control, we must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest. The Indenture governing the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”), among other things, restricts our ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with affiliates; merge or consolidate; issue subsidiary dividends or other payments; sell equity interests of subsidiaries; and sell, assign, transfer, lease, convey, or dispose of assets. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes Indenture and the Credit Facility agreement contain cross-default provisions. See Note 5 to the Consolidated Financial Statements for additional information.

Capital Expenditures

Management believes significant growth in our revenues depends, in part, on consistent investment in facilities. As such, we expect to continue to make substantial capital improvements in our facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

2005 Projects.    At December 31, 2004, we had various construction projects underway to increase and improve facilities for fan amenities and other site improvements at our speedways. In 2004, BMS began construction of new luxury speedway suites and new permanent dragway seats. Completion of BMS’s expansion is presently scheduled for 2005. Similar to prior years, we continue to expand concessions, camping, restrooms and other fan amenities at certain facilities. In 2005, LVMS plans to begin construction of approximately 14,000 new permanent grandstand seats for a net increase of approximately 8,000, completion of which is presently scheduled for 2006. We plan to install or enhance “SAFER” crash walls at several of our speedways, resurface LMS’s superspeedway, and purchase certain land for expansion or development. We also plan to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at our speedways.

2004 Projects.    In 2004, we completed construction of approximately 14,000 new permanent seats at LVMS, substantially completed renovating and modernizing LMS’s infield garages, media center, scoring towers and other facilities, installed “SAFER” crash walls at four of our speedways, and completed construction of new administration and marketing facilities at BMS. Similar to prior years, we continued to expand concessions, camping, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans at several of our speedways. We also continued to improve and expand on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at our speedways.

The estimated aggregate cost of capital expenditures in 2005 approximates $50.0 to $60.0 million. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our facilities, including:

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

We also continually evaluate new opportunities that will add value for our stockholders, including the acquisition and construction of new speedway facilities, the expansion and development of our existing Legends Cars and Oil-Chem products and markets, and the expansion into new and complementary businesses.

Dividends

Any decision concerning the payment of common stock dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 5 to the Consolidated Financial Statements, our Credit Facility was amended in March 2005 which, among other things, increased allowable annual aggregate payments of dividends and repurchases of SMI securities from $17.5 million to $75.0 million, and up to $150.0 million, subject to maintaining certain revised financial covenants. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. On October 4, 2004, the Company’s Board of Directors approved an annual cash dividend of $0.31 per share of common stock aggregating approximately $13.5 million payable on November 15, 2004 to shareholders of record as of November 1, 2004. The 2004 annual cash dividend was paid using available cash and cash investments.

Off-Balance Sheet Arrangements

As further described in “Liquidity and Capital Resources” above, we had outstanding letters of credit aggregating $9.7 million as of December 31, 2004. As further described in “Near-term Operating Factors” above, we amended our Credit Facility in March 2005 which, among other things, increased the separate sub-limit for standby letters of credit in anticipation of possible increases in our bulk commodity business and other business transactions. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenues and expenses, including amounts that are susceptible to change. We continually review our accounting policies and accounting estimates, and their application and effect on our financial statements and disclosures, for conformity with GAAP, including relevance, accuracy, completeness and non-omission of material information. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments and uncertainties affecting the application of those policies. In applying critical accounting policies and making estimates, materially different amounts or results could be reported under different conditions or using different assumptions. The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, and the Consolidated Financial Statements, including the associated Notes, appearing elsewhere in this report. We believe our critical accounting policies, including amounts involving significant estimates, uncertainties and susceptibility to change include the following:

Recoverability of Property and Equipment and Goodwill and Other Intangible Assets.    As of December 31, 2004, we have net property and equipment of $914.0 million, and net goodwill and other intangible assets of $157.9 million. As discussed in “Recently Issued Accounting Standards” below and Note 2 to the Consolidated Financial Statements, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” under which we assessed initial impairment under transitional rules as of January 1, 2002. We periodically evaluate long-lived assets for possible impairment based on expected future undiscounted operating cash flows and profitability attributable to such assets or when indications of possible impairment occur. The evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. While we believe no impairment exists at December 31, 2004, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations. NASCAR has announced it would consider potential track realignment of NEXTEL Cup Series racing events to desirable, potentially more profitable market venues of speedway operators. While relocation of any NEXTEL Cup event among our speedways we now or may own in the future could result in a net increase in our future operating profitability, long-lived assets of a speedway from where a NEXTEL Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our financial condition or future results of operations.

Depreciable and Amortizable Lives for Property and Equipment and Intangible Assets.    Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets. We have net property and equipment of $914.0 million and net amortizable intangible assets of $3.1 million as of December 31, 2004. See Notes 2 and 4 to the Consolidated Financial Statements for additional information on our property and equipment, other intangible assets and estimated useful lives. As of December 31, 2004, we have nonamortizable intangible assets of $98.8 million and goodwill of $47.8 million for race event sanctioning and renewal agreements that are considered to have indefinite useful lives because their renewal and cash flow generation is expected to continue indefinitely. Useful lives are estimated based on outside cost segregation and valuation studies conducted on purchased or constructed speedway property and equipment and purchased intangible assets, historical experience, intended use, condition, available information for comparable assets, and other factors and assumptions existing at the time of evaluation. We periodically review the estimated useful lives we use to record depreciation and amortization expense, and believe such estimated useful lives are appropriate and no changes are expected at this time. We also periodically review whether non-amortization of goodwill and other intangible assets remains appropriate, and believe such non-amortization is appropriate and no changes are expected at this time. However, because we have a material investment in depreciable property and equipment and intangible assets, changes in depreciable and amortizable lives, should they occur, could have a significant impact on our financial condition or future results of operations.

Revenue Recognition For Our Racing Events.    We recognize admissions, NASCAR broadcasting and other event related revenues when an event is held. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (i) generally advance revenue is refundable and (ii) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. We believe this accounting policy results in appropriate recognition and matching of revenues and expenses associated with our racing events and helps ensure comparability and consistency between our financial statements. We believe our revenue recognition polices follow the guidance issued in SAB No. 101 “Revenue Recognition in Financial Statements”.

Realization of Receivables and Inventories.    We assess realization of accounts and notes receivable and inventories, including any need for allowances for doubtful accounts or inventories. We consider such factors, among other things, as customer creditworthiness, historical collection and sales experience for receivables, and current inventory levels, current and future market demand, and trends and conditions for inventories. The assessment is subjective and based on conditions, trends and assumptions existing at the time of evaluation, which are subject to changes in market and economic conditions, including changes or deterioration in customer financial condition or merchandising distribution and other factors, that might adversely impact realization.

Income Taxes.    We recognize deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at amounts reported in the financial statements. Our accounting for income taxes reflects our assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. At December 31, 2004, net deferred tax liabilities totaled $186.9 million, after reduction for net deferred tax assets of $27.5 million. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. A valuation allowance of $1.5 million was provided against deferred tax assets as of December 31, 2004. Management has assessed the deferred tax assets, after reduction for the valuation allowance, and believes realization is more likely than not. However, changes in tax laws, assumptions or estimates used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our financial condition or future results of operations. See Note 7 to the Consolidated Financial Statements for additional information on income taxes.

Legal Proceedings and Contingencies.    As discussed above in “Legal Proceedings” and Note 9 to the Consolidated Financial Statements, we are involved in various legal matters and intend to continue to defend ourselves in existing legal actions in fiscal 2005. We use a combination of insurance and self-insurance to manage various risks associated with our speedways, other properties and motorsports events, as discussed above in “Near-Term Operating Factors – Insurance Coverage”, and other business risks. We accrue a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on litigation matters, outside insurance administrators and consultants for insured and self-insured claims, along with historical trends, assumptions and other information available at the time of assessment. We believe amounts requiring accrual are properly reflected in the accompanying financial statements. We do not believe the outcome of the lawsuits, incidents or other legal or business risk matters, will have a material adverse effect on our financial position or future results of operations. However, new or changes in pending or threatened legal action or claims against us, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and our financial condition or future results of operations.

Accounting for Stock Based-Compensation.    As of December 31, 2004, we continued to account for stock-based employee compensation using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” which recognizes compensation cost based on the intrinsic value of equity instruments awarded as permitted under SFAS No. 123 “Accounting for Stock-Based Compensation”. As all stock options granted under our stock option plans have exercise prices equal to the market value of the underlying common stock at grant date, no compensation cost has been reflected in net income for these plans. As further described in Note 2 to the Consolidated Financial Statements, we currently disclose the pro forma effect on net income and earnings per share based on compensation cost for stock options and the employee stock purchase plan determined using fair value.

As discussed in Note 10 to the Consolidated Financial Statements, SMI’s 1994 Stock Option Plan expired by its terms on December 21, 2004. In February 2004, the SMI Board of Directors adopted a new 2004 Stock Incentive Plan (the “2004 Plan”) which was approved by our stockholders at the 2004 Annual Meeting of Stockholders. Awards under the 2004 Plan may be in the form of incentive stock options, non-statutory stock options or restricted stock. Approval of the 2004 Plan did not amend or modify the 1994 Plan. While SMI can no longer grant stock options under the 1994 Plan, plan termination did not adversely affect rights under any outstanding stock options previously granted under the 1994 Plan. Under the 2004 Plan, as currently approved by the Board of Directors, 2,500,0000 shares of SMI’s common stock are reserved for issuance subject to various restrictions and adjustments including: no more than 1,000,000 shares of restricted stock awards may be granted; no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and for restricted stock awards designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year.

As further described below in “Recently Issued Accounting Standards”, SFAS No. 123R “Shared-Based Payment” was issued in December 2004 which: (i) generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period; (ii) applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date; and (iii) is effective for us as of the beginning of our third quarter 2005. We are currently assessing the impact of adopting SFAS No. 123R on our financial position and results of operations, along with the underlying valuation methods and assumptions. The effect of this new accounting standard, depending on numerous factors including, among others, market conditions and prices for our common stock, the number and vesting periods of options granted, exercised or cancelled, or the sensitivity and fluctuation in assumptions used in valuation methods, could have a material adverse effect on our future financial condition or results of operations. Any compensation cost is not determinable until such time that restricted stock or option grant award amounts, prices and vesting provisions, among other factors, are known.

Segment Disclosures.    We periodically evaluate the possible effects of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” on our financial statement disclosures. Our motorsports related operations comprise one operating segment and encompass all admissions, event related, NASCAR broadcasting, and other motorsports related souvenir merchandising operating revenues and associated expenses. Our motorsports related operations encompass similar types and classes of customers and similar methods for providing or distributing motorsports related services, souvenirs and other merchandise. Other Company operations are comprised of non-motorsports and non-event related merchandising activities that presently are not significant relative to those of our motorsports related operations. As such, we believe we have only one reportable segment. At this time, SFAS No. 131 continues to have no effect on our financial statement disclosures.

Recently Issued Accounting Standards

In January 2003, Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (“VIE”) and determining when assets, liabilities, noncontrolling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision of FIN 46 (“FIN 46R”) to clarify certain provisions and exempt certain entities from its requirements. We presently do not hold an interest in a variable interest entity; therefore, application of FIN 46 and FIN 46R has not affected our financial statements or disclosures.

In November 2004, SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued as a result of the FASB’s broader efforts to promote convergence of international accounting standards and, among other things, clarifies abnormal amounts of idle facility expense, freight, handling costs and wasted materials, and requires allocation of fixed production overhead to inventory based on normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. At this time, adoption of SFAS No. 151 is not expected to significantly impact our financial statements or future results of operations.

In December 2004, SFAS No. 153 “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” was issued which, among other things, eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. At this time, adoption of SFAS No. 153 is not expected to significantly impact our financial statements or future results of operations.

In December 2004, SFAS No. 123R “Shared-Based Payment” was issued which, among other things, establishes standards for the accounting for transactions where entities exchange its equity instruments for goods or services and focuses primarily on accounting for transactions where entities obtain employee services in share-based payment transactions. SFAS No. 123R: (i) generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period; (ii) applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date; and (iii) is effective for us as of the beginning of our third quarter 2005. As further presented in Note 2 to the Consolidated Financial Statements, we currently apply the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB No. 123” whereby the pro forma effect on net income and earnings per share is presented based on compensation cost for stock options and the employee stock purchase plan determined using the fair value recognition provisions of SFAS No. 123. We are currently assessing the impact of adopting SFAS No. 123R on our financial position and results of operations, along with the underlying valuation methods and assumptions.

Environmental Matters

LMS’s property includes areas that were used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992. There is one LCID landfill currently being permitted to receive inert debris and waste from land clearing activities, and one LCID landfill that was closed in 1999. Two other LCID landfills on the LMS property were closed in 1994. LMS intends to allow similar LCID landfills to be operated on the LMS property in the future. Prior to 1999, LMS leased certain property to Allied for use as C&D landfill, which received solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but could not receive inert debris, land-clearing debris or yard debris. The LMS C&D landfill is now closed. In addition, Allied owns and operates an active solid waste landfill adjacent to LMS. We believe the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property. We also believe our operations, including the landfills and facilities on our property, are in substantial compliance with all applicable federal, state and local environmental laws and regulations. We are not aware of any situations related to landfill operations which we expect would materially adversely affect our financial position or future results of operations.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    Our financial instruments with interest rate risk exposure consist only of notes receivable, bank revolving credit facility borrowings and the term loan under the Credit Facility, and two interest rate swap agreements that are sensitive to changes in interest rates. A change in interest rates of one percent on floating notes receivable and debt balances outstanding at December 31, 2004, excluding the interest rate swaps, would cause an approximate change in annual interest income of $129,000 and annual interest expense of $97,000.

As discussed in Note 5 to the Consolidated Financial Statements, we use interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. We presently have two interest rate swap transactions that are separately designated as cash flow and fair value hedges of underlying fixed and variable rate debt obligations. The swaps have notional amounts, interest payments and maturity dates that match the underlying debt and meet the conditions for assuming no ineffectiveness using the short-cut method. The swaps have principal notional amounts of $50.0 million, provide for settlement every six months on June 1 and December 1, and expire corresponding with the underlying hedged debt terms. At December 31, 2004 and 2003, the aggregate net estimated fair market value (liability) of these hedges is $371,000 and $(422,000). Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

The table below presents the notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2004 and 2003 (in thousands):

	Carrying Value		Fair Value
	2004	2003	2004	2003	Maturity Dates
Floating rate notes receivable (1)	$12,912	$13,501	$12,912	$13,501	Due on demand
Floating rate revolving credit facility (2)(3)	50,000	60,000	50,000	60,000	March 2010
Floating rate bank term loan (2)(3)(4)	46,875	50,000	46,875	50,000	March 2010
6 3/4% Senior subordinated notes payable (2)(3)(5)	330,000	230,000	346,500	236,900	June 2013

(1)	Notes receivable bear interest based principally at 1% over prime.
(2)	The weighted-average interest rate on borrowings under the Credit Facility was 3.3% in 2004 and 2.7% in 2003.
(3)	As discussed in “Liquidity and Capital Resources” above, in June 2003, we redeemed and retired all outstanding 8 1/2% Former Senior Subordinated Notes with proceeds from issuing, in May 2003, the 6 3/4% Senior Subordinated Notes due 2013 and the replacement Credit Facility, and cash and cash equivalents on hand. As discussed in “Liquidity and Capital Resources” above, the Credit Facility was amended in March 2005 which, among other things, extended maturity from May 2008 to March 2010.
(4)	Term loan annual principal payments as scheduled at December 31, 2004 due as follows: $9.4 million in 2005, $12.5 million in 2006, $15.6 million in 2007 and $9.4 million in 2008.
(5)	As discussed in “Liquidity and Capital Resources” above, the July 2004 acquisition of NCS was funded with proceeds from a $100.0 million add-on offering to the $230.0 million 6 3/4% Senior Subordinated Notes due 2013 issued in May 2003.

Equity Price Risk.    We have marketable equity securities, all classified as “available for sale” which are included in other noncurrent assets. Such investments are subject to price risk, which we attempt to minimize generally through portfolio diversification. The table below presents the aggregate cost and fair market value of marketable equity securities as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Aggregate cost	$212	$212
Fair market value	227	195

Item 8.    Financial Statements and Supplementary Data

See Index to Financial Statements which appears on page F-1 in this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.    Controls and Procedures

Management Evaluation of Disclosure Controls and Procedures.    The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures will prevent or detect all errors or fraud should any occur. Any control system and procedures, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control systems and procedures are being met. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that all control issues or instances of error or fraud, if any, are detected.

We conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The following is our management’s conclusion and report on our internal control over financial reporting as of December 31, 2004:

Management’s Report on the Company’s Internal Control Over Financial Reporting

March 14, 2005

The management of Speedway Motorsports, Inc. is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), and for assessing the effectiveness of internal control over financial reporting, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in accordance with the standards of the Public Company Accounting Oversight Board (United States).

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Any control system and procedures, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control systems and procedures are being met. No evaluation can provide absolute assurance that all control issues or instances of error or fraud, if any, are detected. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Speedway Motorsports, Inc. assessed the Company’s internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in accordance with standards of the Public Company Accounting Oversight Board (United States). Based on this assessment and specified criteria, the management of Speedway Motorsports, Inc. concluded that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal controls over financial reporting.    There were no changes in the Company’s internal control over financial reporting in the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm.    The following is the report of our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2004:

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Speedway Motorsports, Inc.

Charlotte, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Report on the Company’s Internal Control Over Financial Reporting, that Speedway Motorsports, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Charlotte North Carolina

March 14, 2005

Item 9b.    Other Information

No information to be reported.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this item is furnished by incorporation by reference to all information under the captions titled “Corporate Governance”, “Election of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of the Shareholders to be held on April 20, 2005 (the “Proxy Statement”).

Item 11.    Executive Compensation

The information required by this item is furnished by incorporation by reference to all information under the captions titled “Election of Directors” and “Executive Compensation” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the shares of SMI common stock issuable under all of SMI’s equity compensation plans as of December 31, 2004:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,357,000	$29.49	(2)	2,972,000	(3)
Equity compensation plans not approved by security holders — None	—	—		—

(1)	This category includes the 1994 Stock Option Plan, the 2004 Stock Incentive Plan, the Employee Stock Purchase Plan, and the Formula Stock Option Plan for Independent Directors. The 1994 Stock Option Plan expired on December 21, 2004 after which no further options can be granted under the plan; however, plan expiration did not adversely affect rights under any previously granted outstanding stock options. The 2004 Stock Incentive Plan was adopted upon stockholder approval at the 2004 Annual Meeting. See Note 10 to the Consolidated Financial Statements for additional information concerning these plans.
(2)	This amount does not include the exercise price of options outstanding under the Employee Stock Purchase Plan because the exercise price is not determinable as of the date of this Annual Report on Form 10-K. The exercise price to purchase shares of SMI common stock under such an option equals the lesser of 90% of the fair market value per share of SMI common stock on the grant date or 90% of the fair market value per share of SMI common stock on the exercise date.
(3)	No further options can be granted under the plan the 1994 Stock Option Plan which expired on December 21, 2004. Under the 2004 Stock Incentive Plan, an aggregate of 2,500,0000 shares of SMI common stock are reserved for issuance under restrictions that include: no more than 1,000,000 shares of restricted stock awards may be granted; no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and for restricted stock awards designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. Under the Employee Stock Purchase Plan and the Formula Stock Option Plan an aggregate of 800,000 shares of SMI common stock are reserved for issuance under each plan.

The additional information required by this item is furnished by incorporation by reference to all information under the caption “General - Ownership of Capital Securities” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is furnished by incorporation by reference to all information under the caption “Certain Transactions” in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

The information required by this item is furnished by incorporation by reference to all information under the caption titled “Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits incorporated by reference in this report are:

(a)(1)  Financial Statements:

See the Index to Financial Statements which appears on page F-1 hereof.

(2) Financial Statement Schedules:

None. Required information is included in the financial statements and notes thereto.

(3) Exhibits:

Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain exhibits, indicated by an asterisk, are incorporated by reference to other documents on file with the SEC with which they are physically filed, to be a part of this report as of their respective dates.

Exhibit Number	Description
3.1	Certificate of Incorporation of Speedway Motorsports, Inc. (“SMI”) (incorporated by reference to Exhibit 3.1 to SMI’s Registration Statement on Form S-1 filed December 22, 1994 (File No. 33-87740) of SMI (the “Form S-1”)).

3.2	Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form S-1).

3.3	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431) (the “November 1996 Form S-3”)).

3.4	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091) (the “September 1997 Form S-4”)).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2	Indenture dated as of May 16, 2004 among SMI, the guarantors named therein, and U.S. Bank National Association, as trustee (the “2004 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “June 2004 Form 10-Q”)).

4.3	Form of 6 3/4% Senior Subordinated Notes due 2013 (included in the 2004 Indenture)

*10.1	Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R. Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).

*10.2	Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and H.A. “Humpy” Wheeler, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.44 to the Form S-1).

*10.3	Speedway Motorsports, Inc. 1994 Stock Option Plan Amended and Restated May 9, 2002 (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed May 31, 2002 (File No. 333-89496).

*10.4	Speedway Motorsports, Inc. Formula Stock Option Plan Amended and Restated May 5, 1998 (incorporated by reference to Exhibit 4.1 to the Post Effective Amendment No. 2 to SMI’s Registration Statement on Form S-8 filed October 9, 2001 (File No. 333-49027)).

*10.5	Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and Restated as of May 3, 2000 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed March 24, 2000).

10.6	Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to Form S-1).

10.7	Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton Smith in favor of SMI (incorporated by reference to Exhibit 10.20 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.8	Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).

Exhibit Number	Description
10.9	Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

10.10	Guaranty Agreement dated as of December 18, 1996 among SMI, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).

10.11	Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe’s Home Center’s, Inc., Lowe’s HIW, Inc. and Sterling Advertising Ltd. (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.15	Asset Purchase Agreement between Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and Levy Premium Foodservice Limited Partnership dated November 29, 2001 (the “Levy Asset Purchase Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.14 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

10.16	Amendment Number 1 to Levy Asset Purchase Agreement dated January 31, 2002 (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the 2001 Form 10-K).

10.17	Management Agreement by and between SMI, Levy Premium Foodservice Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (the “Levy Management Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to the 2001 Form 10-K).

10.18	Assignment of and Amendment to Levy Management Agreement dated January 24, 2002 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

10.19	Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy Premium Foodservice Limited Partnership (incorporated by reference to Exhibit 10.18 to the 2001 Form 10-K).

10.20	Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc. in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and SMI (incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K).

10.21	Naming Rights Agreement Between Sears Point Raceway, LLC and SMI, and Infineon Technologies North America Corp., dated June 11, 2002 (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed June 24, 2002).

10.22	Credit Agreement dated as of May 16, 2004 among SMI and Speedway Funding, LLC as borrowers, certain subsidiaries and related parties of SMI, as Guarantors, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (the “2004 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to SMI’s June 2004 Form 10-Q).

10.23	Pledge Agreement dated as of May 16, 2004 by SMI and the subsidiaries of SMI that are guarantors under the 2004 Credit Agreement, as pledgors, and Bank of America, N.A. as agent for the Lenders and a Lender under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to SMI’s June 2004 Form 10-Q).

10.24	Registration Rights Agreement dated as of May 16, 2004 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.3 to SMI’s June 2004 Form 10-Q).

10.25	Purchase Agreement dated May 8, 2004 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.4 to SMI’s June 2004 Form 10-Q).

*10.26	Description of Compensatory Arrangement with Mr. Marcus G. Smith.

*10.27	Speedway Motorsports, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed April 28, 2004 (File No. 333-114965)).

*10.28	Form of Incentive Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed December 14, 2004).

Exhibit Number	Description
*10.29	Form of Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on 8-K filed December 14, 2004).

21.1	Subsidiaries of SMI.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Speedway Motorsports, Inc. - Risk Factors.

*	Management compensation contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, State of North Carolina, on the 14th day of March, 2005.

SPEEDWAY MOTORSPORTS, INC.

By:	/s/ O. BRUTON SMITH
O. Bruton Smith Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Dates

/s/ O. BRUTON SMITH O. Bruton Smith	Chairman and Chief Executive Officer (principal executive officer)	March 14, 2005

/s/ H.A. WHEELER H.A. Wheeler	President, Chief Operating Officer and Director	March 14, 2005

/s/ WILLIAM R. BROOKS William R. Brooks	Executive Vice President, Treasurer, Chief Financial Officer (principal financial officer and accounting officer) and Director	March 14, 2005

/s/ MARCUS G. SMITH Marcus G. Smith	Executive Vice President of National Sales and Marketing and Director	March 14, 2005

/s/ WILLIAM P. BENTON William P. Benton	Director	March 14, 2005

/s/ MARK M. GAMBILL Mark M. Gambill	Director	March 14, 2005

/s/ JAMES P. HOLDEN James P. Holden	Director	March 14, 2005

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 14, 2005

/s/ TOM E. SMITH Tom E. Smith	Director	March 14, 2005

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Speedway Motorsports, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Speedway Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Speedway Motorsports, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 14, 2005

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 and 2003

(In thousands, except share amounts)

	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$216,731	$134,472
Accounts and notes receivable (Note 2)	33,087	27,937
Prepaid income taxes (Note 7)	17,130	5,955
Inventories (Notes 2 and 3)	17,574	19,676
Prepaid expenses and other current assets (Note 2)	3,503	16,708

Total Current Assets	288,025	204,748

Property and Equipment, Net (Notes 2 and 4)	913,987	886,700
Other Intangible Assets, Net (Notes 1 and 2)	101,912	6,172
Goodwill (Note 2)	56,005	55,165
Notes and Other Receivables:
Affiliates (Note 8)	10,019	11,089
Other (Note 2)	2,893	2,412
Other Assets (Note 2)	25,502	24,270

Total	$1,398,343	$1,190,556

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 5)	$9,594	$3,353
Accounts payable	10,866	15,086
Deferred race event income, net (Note 2)	99,589	94,962
Accrued interest	1,966	1,822
Accrued expenses and other liabilities	20,872	20,746

Total Current Liabilities	142,887	135,969
Long-term Debt (Notes 2 and 5)	417,555	337,014
Payable to Affiliate (Note 8)	2,594	2,594
Deferred Income, Net (Note 2)	12,993	11,780
Deferred Income Taxes (Note 7)	186,909	152,847
Other Liabilities	2,080	2,278

Total Liabilities	765,018	642,482

Commitments and Contingencies (Notes 2, 4, 5 and 9)
Stockholders’ Equity (Notes 2,6 and 10):
Preferred Stock, $.10 par value, shares authorized—3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000, issued and outstanding—43,887,000 in 2004 and 42,887,000 in 2003	439	429
Additional Paid-in Capital	207,781	182,785
Retained Earnings	424,981	364,865
Accumulated Other Comprehensive Income	124	(5)

Total Stockholders’ Equity	633,325	548,074

Total	$1,398,343	$1,190,556

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(In thousands, except per share amounts)

	2004	2003	2002
Revenues (Notes 2 and 8):
Admissions	$156,718	$150,253	$143,619
Event related revenue	137,074	127,055	120,979
NASCAR broadcasting revenue	110,016	90,682	77,936
Other operating revenue	42,711	36,539	34,038

Total Revenues	446,519	404,529	376,572

Expenses and Other (Note 8):
Direct expense of events	81,432	77,962	69,909
NASCAR purse and sanction fees	78,473	69,691	61,217
Other direct operating expense	37,662	32,325	31,032
General and administrative	65,152	58,698	57,235
Depreciation and amortization	35,524	33,894	31,720
Interest expense, net (Note 5)	19,886	20,816	21,199
Ferko litigation settlement (Note 1)	11,800	—	—
Loss on early debt redemption and refinancing (Note 5)	—	12,800	1,237
FTC refund claims settlement (Note 1)	—	1,154	—
Other expense (income), net (Note 2)	(2,819)	419	2,239

Total Expenses and Other	327,110	307,759	275,788

Income From Continuing Operations Before Income Taxes and Cumulative Effect of Accounting Change	119,409	96,770	100,784
Provision For Income Taxes (Note 7)	(45,755)	(38,225)	(39,609)

Income From Continuing Operations Before Cumulative Effect of Accounting Change	73,654	58,545	61,175
Loss From Operations and Disposal of Discontinued Business (Notes 1 and 2)	—	—	(686)

Income Before Cumulative Effect of Accounting Change	73,654	58,545	60,489
Cumulative Effect of Accounting Change (Note 2)	—	—	(4,273)

Net Income	$73,654	$58,545	$56,216

Basic Earnings Per Share (Note 6):
Continuing Operations Before Accounting Change	$1.70	$1.38	$1.44
Discontinued Operations	—	—	(0.01)
Accounting Change	—	—	(0.10)

Basic Earnings Per Share	$1.70	$1.38	$1.33

Weighted Average Shares Outstanding	43,342	42,517	42,114
Diluted Earnings Per Share (Note 6):
Continuing Operations Before Accounting Change	$1.69	$1.37	$1.43
Discontinued Operations	—	—	(0.01)
Accounting Change	—	—	(0.10)

Diluted Earnings Per Share	$1.69	$1.37	$1.32

Weighted Average Shares Outstanding	43,654	42,798	43,001

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(In thousands)

					Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings	Fair Market Value Adjustment	Unrealized Holding Gain (Loss)	Total Stock- holders’ Equity
	Shares	Amount
Balance, January 1, 2002	41,848	$418	$162,756	$275,807	—	$(92)	$438,889
Net income	—	—	—	56,216	—	—	56,216
Change in net unrealized gain (loss) on marketable equity securities, net of tax (Note 2)	—	—	—	—	—	70	70

Comprehensive income							56,286
Issuance of stock under employee stock purchase plan (Note 10)	28	1	637	—	—	—	638
Exercise of stock options (Note 10)	431	4	5,181	—	—	—	5,185
Tax benefit from exercise of stock options (Notes 7 and 10)	—	—	2,840	—	—	—	2,840
Cash dividends of $0.30 per share of common stock (Note 6)	—	—	—	(12,666)	—	—	(12,666)

Balance, December 31, 2002	42,307	423	171,414	319,357	—	(22)	491,172
Net income	—	—	—	58,545	—	—	58,545
Fair market value adjustment to interest rate hedge, net of tax (Note 5)	—	—	—	—	$6	—	6
Change in net unrealized gain (loss) on marketable equity securities, net of tax (Note 2)	—	—	—	—	—	11	11

Comprehensive income							58,562
Issuance of stock under employee stock purchase plan (Note 10)	72	1	1,667	—	—	—	1,668
Exercise of stock options (Note 10)	508	5	6,923	—	—	—	6,928
Tax benefit from exercise of stock options (Notes 7 and 10)	—	—	2,781	—	—	—	2,781
Cash dividends of $0.305 per share of common stock (Note 6)	—	—	—	(13,037)	—	—	(13,037)

Balance, December 31, 2003	42,887	429	182,785	364,865	6	(11)	548,074
Net income	—	—	—	73,654	—	—	73,654
Fair market value adjustment to interest rate hedge, net of tax (Note 5)	—	—	—	—	109	—	109
Change in net unrealized gain (loss) on marketable equity securities, net of tax (Note 2)	—	—	—	—	—	20	20

Comprehensive income							73,783
Issuance of stock under employee stock purchase plan (Note 10)	123	1	3,197	—	—	—	3,198
Exercise of stock options (Note 10)	877	9	17,042	—	—	—	17,051
Tax benefit from exercise of stock options (Notes 7 and 10)	—	—	4,757	—	—	—	4,757
Cash dividends of $0.31 per share of common stock (Note 6)	—	—	—	(13,538)	—	—	(13,538)

Balance, December 31, 2004	43,887	$439	$207,781	$424,981	$115	$9	$633,325

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$73,654	$58,545	$56,216
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) disposal of property and equipment	(925)	104	266
Loss on early debt redemption and refinancing	—	12,800	1,237
Loss from operations and disposal of discontinued business	—	—	686
Cumulative effect of accounting change	—	—	4,273
Depreciation and amortization	35,524	33,894	31,720
Amortization of deferred income	(1,236)	(1,909)	(2,193)
Deferred income tax provision	38,819	33,024	23,366
Changes in operating assets and liabilities:
Accounts and notes receivable	(680)	(3,165)	526
Prepaid and accrued income taxes	(11,175)	(7,495)	7,487
Inventories	1,152	(316)	926
Prepaid expenses and other current assets	13,205	(13,806)	(747)
Accounts payable	(2,513)	(6,322)	(3,226)
Deferred race event income	4,627	8,735	13,987
Accrued expenses and other liabilities	(305)	(6,207)	3,101
Deferred income	1,351	725	1,117
Other assets and liabilities	725	1,544	739

Net Cash Provided By Operating Activities	152,223	110,151	139,481

Cash flows from financing activities:
Borrowings under long-term debt	100,132	360,000	60
Principal payments on long-term debt	(13,350)	(360,166)	(54,742)
Interest rate swap settlement receipts	575	192	—
Payments of debt redemption premium, debt issuance costs and loan amendment costs	(2,085)	(19,788)	(525)
Dividend payments on common stock	(13,538)	(13,037)	(12,666)
Exercise of common stock options	17,051	6,928	5,185
Issuance of stock under employee stock purchase plan	3,198	1,668	638

Net Cash Provided (Used) By Financing Activities	91,983	(24,203)	(62,050)

Cash flows from investing activities:
Capital expenditures	(62,537)	(63,840)	(67,044)
Payments for business acquisitions	(100,539)	(2,975)	(950)
Proceeds from sales of property and equipment	1,110	1,428	10,931
Purchases of marketable equity securities and other investments	—	(355)	(381)
Proceeds from sales of marketable equity securities and other investments	—	325	442
Increase in notes and other receivables:
Affiliates	(427)	(574)	(5,450)
Other	(1,451)	(4,062)	—
Repayment of notes and other receivables:
Affiliates	1,497	5,939	3,679
Other	400	—	—

Net Cash Used By Investing Activities	(161,947)	(64,114)	(58,773)

Net Increase In Cash and Cash Equivalents	82,259	21,834	18,658
Cash and Cash Equivalents at Beginning of Year	134,472	112,638	93,980

Cash and Cash Equivalents at End of Year	$216,731	$134,472	$112,638

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$21,908	$28,452	$24,534
Cash paid for income taxes	27,363	17,976	15,099
Supplemental Non-cash Investing and Financing Activities Information (Note 1):
Increase (decrease) in accounts payable for capital expenditures	(1,707)	(3,793)	8,725
Land sale financed with note receivable	3,900	—	—
Net liabilities assumed for business acquisitions	—	4,087	—

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003 and 2002

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

Ferko Litigation Settlement and Purchase of North Carolina Speedway—In February 2002, Francis Ferko, as a shareholder of SMI, filed a lawsuit in the United States Federal Court for the Eastern District of Texas against the National Association for Stock Car Auto Racing, Inc. (NASCAR) and International Speedway Corporation (ISC) alleging, among other things, that NASCAR and ISC unlawfully refused to award SMI a NASCAR NEXTEL (formerly Winston) Cup Series race date at TMS. The plaintiff demanded judgment against defendants NASCAR and ISC for a NEXTEL Cup race date at TMS, monetary damages and other relief. The Company was named as a necessary party to the lawsuit since the lawsuit was being brought on behalf of the Company by a shareholder. The Company did not assert any claim in this matter. In May 2004, the plaintiff, SMI, NASCAR and ISC entered into a settlement agreement to resolve this matter, which was approved by the Court on July 1, 2004 (the Ferko Settlement). As a result, the case was dismissed. In July 2004, as part of the Ferko Settlement, the Company acquired certain tangible and intangible assets and operations of North Carolina Speedway for approximately $100,400,000 in cash plus acquisition costs. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. These and related settlement expenses approximating $11,800,000 were paid in cash in July 2004 and reflected as a charge to earnings in 2004. The acquisition was funded with proceeds from a July 2004 private placement of a $100,000,000 add-on offering to the $230,000,000 6 3/4% Senior Subordinated Notes due 2013 issued in May 2003 as further described in Note 5.

Intangible assets acquired in the Ferko settlement were principally non-amortizable race event sanctioning and renewal agreements with NASCAR for one annual NEXTEL Cup and Busch Series racing event at TMS. Under those sanctioning and renewal agreements, management intends to conduct a second NEXTEL Cup and Busch Series racing event at TMS beginning November 2005. NCS operations presently consist principally of track rentals. Management’s plans or intentions with respect to other future use or operations of NCS have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in 2005 or beyond. The acquisition was accounted for using the purchase method, and the results of NCS operations after acquisition are included in the Company’s consolidated statements of income. The acquisition was not significant and, therefore, unaudited pro forma financial information is not presented. The purchase price was allocated to assets and liabilities acquired at their estimated fair market values at acquisition date. The Company is presently finalizing this initial allocation, including valuation of intangible assets acquired. As such, the purchase price allocation is preliminary. However, based on current information, management believes the final purchase price allocation will not materially differ from that used in the accompanying December 31, 2004 consolidated balance sheet. The preliminary purchase price allocation by major category consisted of $4,670,000 for property and equipment and $95,869,000 for non-amortizable other intangible assets. See Note 2 for additional information on goodwill and other intangible assets.

Prior Year Business Acquisition—In August 2003, the Company acquired certain tangible and intangible assets and operations of The Source International for approximately $2,975,000 in cash and $4,170,000 of assumed net liabilities, including goodwill and other intangible assets with a fair value of $7,145,000 (see Note 2). The Company acquired TSI for electronic media promotional programming and wholesale and retail distribution operations for racing and other sports related souvenir merchandise and apparel. The acquisition was accounted for using the purchase method, and the results of operations after acquisition are included in the Company’s consolidated statements of income. The Company’s final purchase accounting resulted in decreasing certain acquired tangible assets and increasing goodwill by $950,000 (see Note 2). The acquisition was not significant and, therefore, pro forma financial information is not presented.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description of Business—The Company is a leading promoter, marketer and sponsor of motorsports activities in the United States. As further described below, the Company principally owns and operates the following premier, strategically positioned motorsports facilities: Atlanta Motor Speedway, Bristol Motor Speedway, Infineon Raceway, Las Vegas Motor Speedway, Lowe’s Motor Speedway and Texas Motor Speedway. The Company also provides event souvenir merchandising services, and food, beverage and hospitality catering services through its SMI Properties subsidiaries; provides radio programming, production and distribution through its Performance Racing Network subsidiary; develops electronic media promotional programming and distributes wholesale and retail racing and other sports related souvenir merchandise and apparel through its TSI subsidiary; and manufactures and distributes smaller-scale, modified racing cars and parts through its 600 Racing subsidiary.

The Company has one of the largest total permanent speedway seating capacities, with the highest average number of seats per facility, in the motorsports industry. As reflected in the following unaudited information, as of December 31, 2004, the Company’s total permanent seating capacity was approximately 775,000, with 732 luxury suites, located at the following facilities:

Speedway (1)	Location	Approx Acreage	Length Primary Speedway (miles)	Luxury Suites (2)	Permanent Seating (3)
Atlanta Motor Speedway	Hampton, GA	815	1.5	137	124,000
Bristol Motor Speedway	Bristol, TN	635	0.5	159	156,000
Infineon Raceway	Sonoma, CA	1,600	2.5	27	47,000	(4)
Las Vegas Motor Speedway	Las Vegas, NV	1,030	1.5	102	128,000
Lowe’s Motor Speedway	Concord, NC	1,155	1.5	113	162,000
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194	158,000

				732	775,000

(1)	Excludes North Carolina Speedway (“NCS”), a/k/a Rockingham Speedway, which SMI acquired on July 1, 2004. No NASCAR-sanctioned races are scheduled to be held at NCS in 2005 or beyond.
(2)	Excluding dragway and dirt track suites.
(3)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(4)	IR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course.

AMS owns and operates a 1.54-mile lighted, banked, asphalt quad-oval superspeedway, and a 2.47-mile road course. AMS currently hosts two major NASCAR NEXTEL Cup Series events annually, and one NASCAR-sanctioned Busch Series race, one International Race of Champions (IROC) race and two NASCAR-sanctioned Craftsman Truck Series races (one new for 2005), each of which precedes a NEXTEL Cup event. AMS also hosts motorsports related events such as auto, truck and motorcycle shows, as well as rents the racetrack throughout the year for driving schools, automobile testing and other activities. AMS has constructed 46 condominiums overlooking its speedway and is currently marketing two remaining unsold condominiums.

BMS owns and operates a one-half mile lighted, high-banked concrete oval speedway, and a one-quarter mile modern, lighted dragway. BMS currently hosts two major NASCAR NEXTEL Cup events annually, two Busch Series races, and one Craftsman Truck Series race, each preceding a NEXTEL Cup event. BMS also currently hosts an annual National Hot Rod Association (NHRA) sanctioned Nationals and other bracket racing events, as well as various auto shows.

IR, formerly known as Sears Point Raceway (see Note 2 “Naming Rights”) owns and operates a modern 2.52-mile, twelve-turn asphalt road course, a one-quarter mile modern, lighted dragway, and a modern expansive industrial park. IR currently hosts one major NASCAR NEXTEL Cup racing event annually. IR also is hosting one Indy Racing League Series (IRL) racing event (new for 2005), and annually hosts a NASCAR-sanctioned Southwest Series, a NHRA-sanctioned Nationals, as well as American Motorcycle Association (AMA) Series, American LeMans and Sports Car Club of America (SCCA) racing events. The racetrack is rented throughout the year by various organizations, including the SCCA, driving schools, major automobile manufacturers, and other car clubs.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LVMS owns and operates a 1.5-mile lighted, asphalt quad-oval superspeedway, a one-quarter mile modern, lighted dragway, a  4/10-mile, modern, lighted dirt track, and several other on-site race tracks. LVMS currently hosts several annual NASCAR-sanctioned racing events, including a NEXTEL Cup Series, Busch Series, and Craftsman Truck Series, racing events. LVMS currently hosts two annual NHRA-sanctioned Nationals and a Champ Car World Series (CCWS) racing event, as well as other NHRA and bracket drag racing events. LVMS also annually promotes World of Outlaws (WOO), drag racing, and various other motorsports events at its on-site paved and dirt tracks. The racetrack is also rented throughout the year for motorsports related activities such as driving schools and automobile testing.

LMS owns and operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a  4/10-mile, modern, lighted dirt track, a 2.25-mile road course, and several other on-site race tracks. LMS currently hosts three major NASCAR NEXTEL Cup events annually, two Busch Series, and one Craftsman Truck Series race, each preceding a NEXTEL Cup event. LMS also hosts various other motorsports events throughout the year. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. LMS constructed 52 condominiums overlooking the main speedway, all of which have been sold. LMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Speedway Club, which generates rental, membership, catering and dining revenues.

TMS operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a  4/10-mile, modern, lighted dirt track, and a 2.48-mile road course. TMS currently hosts two major NASCAR NEXTEL Cup events annually (one new for 2005), each preceded by a Busch Series racing event, as well as two NASCAR-sanctioned Craftsman Truck Series, one IRL Series, one IROC and other racing events. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. TMS has constructed 76 condominiums overlooking the speedway, 67 of which have been sold or contracted for sale as of December 31, 2004. TMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Texas Motor Speedway Club, which generates rental, membership, catering and dining revenues.

NCS owns and operates a 1.0-mile banked, asphalt oval speedway located on approximately 240 acres in Rockingham, North Carolina. As described in Note 1, the Company purchased NCS in connection with the Ferko Settlement in July 2004. NCS operations presently consist principally of track rentals. Management’s plans or intentions with respect to other future use or operations of NCS have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in 2005 or beyond.

SMI Properties provides event souvenir merchandising services, and receives commissions for food, beverage and hospitality catering services provided by the Levy Group, to each of the Company’s speedways and to other third party sports-oriented venues (see “Long-Term Management Contract and Asset Sale” below). SMI Properties also provides screenprinting and embroidery services and is a distributor of wholesale and retail apparel.

MBM, a wholly-owned subsidiary of SMI Properties, is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel.

Oil-Chem produces an environmentally-friendly, micro-lubricantTM that is promoted and distributed by mass-marketing retailers, auto parts stores and other advertising to wholesale and retail customers.

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

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Term Management Contract and Asset Sale—Certain Company subsidiaries and Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) executed a long-term food and beverage management agreement and an asset purchase agreement which closed in February 2002. The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s six speedways (excludes NCS) and other outside venues. These services were previously provided by the Company’s subsidiary SMI Properties. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The management contract period is initially ten years with a renewal option for an additional ten-year period. The Levy Group also purchased certain food and beverage machinery and equipment of SMI Properties for approximately $10,003,000 in cash, which approximated net book value as of December 31, 2001.

Discontinued Operations and Disposal of Business—In March 2002, the Company committed to a formal plan to discontinue and dispose of the operations of SoldUSA, Inc., then a wholly-owned subsidiary, due to difficult market conditions for internet auction and e-commerce companies. Disposal was completed in the second quarter 2002. Certain SoldUSA net assets, which totaled approximately $1,514,000 as of March 31, 2002, were transferred to the previous owner in exchange primarily for elimination of a $1,069,000 note payable owed by the Company for acquiring SoldUSA. In 2002, SoldUSA had revenues of $249,000, losses from discontinued operations of $99,000, after income taxes of $64,000, and losses on disposal of $587,000, after income taxes of $381,000, all of which are reflected in loss from operations and disposal of discontinued business. There were no losses or revenues pertaining to SoldUSA in 2004 or 2003. The Company accounted for the disposal of SoldUSA using Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. See Note 2 on goodwill impairment recognition in 2002 associated with SoldUSA.

2.    Significant Accounting Policies

Principles of Consolidation—All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue and Expense Recognition—The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorship fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, naming rights fees, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes TSI, MBM and certain SMI Properties merchandising revenues, Legends Car and parts sales, The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”) and Oil-Chem revenues, and industrial park rentals.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of TSI, MBM and certain SMI Properties merchandising, Legends Car, Speedway Clubs, Oil-Chem and industrial park rental revenues.

Event Revenues and Deferred Race Event Income, Net—The Company recognizes admissions, NASCAR broadcasting and event related revenues when an event is held. Souvenir sales and commissions from food and beverage sales are recognized at time of sale. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (1) generally advance revenue is refundable and (2) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with Company racing events and helps ensure comparability and consistency between its financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Event Souvenir Merchandise and Other Revenues—The Company recognizes revenue when products are shipped, title transfers to customers, right of return or cancellation provisions expire and collection is probable. For products sold on consignment through electronic media programming or other promotional activities, revenues are recognized upon product shipment by promoters to customers, or purchase by reseller customers, and expiration of any right of return or cancellation provisions. Product sold on consignment with right of return or cancellation provisions has not been significant.

Naming Rights—The Company presently has two ten-year naming rights agreements which renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway for combined gross fees aggregating approximately $69,000,000 to be received over the ten-year agreement terms which commenced in 2002 and 1999, respectively. Annual contracted fee revenues, and associated expenses, are recognized as associated events are held each year in accordance with the respective agreement terms.

Food and Beverage Management Agreement—The long-term Levy Group food and beverage management agreement (see Note 1) provides for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The Company’s operating profits associated with such activities provided by the Levy Group are reported as net commission revenue in event related revenue and other operating revenue.

Recently Issued Accounting Standards—In January 2003, Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (VIE) and determining when assets, liabilities, noncontrolling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R) to clarify certain provisions and exempt certain entities from its requirements. The Company presently does not hold an interest in a variable interest entity; therefore, application of FIN 46 and FIN 46R has not affected the Company’s financial statements or disclosures.

In November 2004, SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued as a result of the FASB’s broader efforts to promote convergence of international accounting standards and, among other things, clarifies abnormal amounts of idle facility expense, freight, handling costs and wasted materials, and requires allocation of fixed production overhead to inventory based on normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. At this time, adoption of SFAS No. 151 is not expected to significantly impact the Company’s financial statements or future results of operations.

In December 2004, SFAS No. 153 “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29” was issued which, among other things, eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. At this time, adoption of SFAS No. 153 is not expected to significantly impact the Company’s financial statements or future results of operations.

In December 2004, SFAS No. 123R “Shared-Based Payment” was issued which, among other things, establishes standards for the accounting for transactions where entities exchange their equity instruments for goods or services and focuses primarily on accounting for transactions where entities obtain employee services in share-based payment transactions. SFAS No. 123R: (1) generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period; (2) applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date; and (3) is effective for the Company as of the beginning of its third quarter 2005. As further presented below, the Company currently applies the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB No. 123” whereby the pro forma effect on net income and earnings per share is presented based on compensation cost for stock options and the employee stock purchase plan determined using the fair value recognition provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS No. 123R on its financial position and results of operations, along with the underlying valuation methods and assumptions.

Segment Disclosures—The Company periodically evaluates the possible effects of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” on its financial statement disclosures. The Company’s

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

motorsports related operations comprise one operating segment and encompass all admissions, event related, NASCAR broadcasting, and other motorsports related souvenir merchandising operating revenues and associated expenses. The Company’s motorsports related operations encompass similar types and classes of customers and similar methods for providing or distributing motorsports related services, souvenirs and other merchandise. Other Company operations are comprised of non-motorsports and non-event related merchandising activities that presently are not significant relative to those of motorsports related operations. As such, management believes the Company has only one reportable segment. At this time, SFAS No. 131 continues to have no effect on the Company’s financial statement disclosures.

Accounting Change in 2002 For Goodwill and Other Intangible Assets—The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002. SFAS No. 142 specifies, among other things, that goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but instead evaluated for possible impairment at least annually. Under SFAS No. 142, the Company ceased amortizing goodwill as of January 1, 2002, including goodwill from past business combinations, and now periodically assesses goodwill at the reporting unit level for possible impairment.

In the first quarter 2002, the Company evaluated the effects of SFAS No. 142 for possible initial goodwill impairment under transitional rules. The fair value of goodwill and other intangibles for each reporting unit of the Company was assessed primarily using expected present value of future cash flows and corroborated by quoted market prices or comparable transactions where available or applicable. Such impairment assessment indicated that goodwill associated with Oil-Chem of $3,815,000 and SoldUSA of $755,000, both non-motorsports related reporting units of the Company, was impaired. In accordance with SFAS No. 142, the Company recorded these impairments as a change in accounting principle as of January 1, 2002. The non-cash cumulative effect of the accounting change reduced net income in 2002 by $4,273,000, after income taxes of $297,000, and basic and diluted earnings per share by $0.10. Goodwill associated with Oil-Chem is not deductible for tax reporting purposes, representing a permanent difference for which current or deferred income tax liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff.

All present goodwill and other intangible assets, after the impairment loss recognition, are associated with the Company’s motorsports related reporting activities. See “Goodwill and Other Intangible Assets” below for additional information on carrying amounts and associated amortization.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at financial statement dates, and reported amounts of revenues and expenses. Actual future results could differ from those estimates. Such significant estimates include (1) recoverability of property and equipment and goodwill and other intangible assets, (2) depreciable lives for property and equipment, (3) accounting for income taxes, (4) realization of receivables and inventories, (5) accruals for litigation, uninsured business risks and other contingencies and (6) disclosures of stock-based compensation.

Cash and Cash Equivalents—The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of variable rate, overnight sweep accounts of commercial paper, municipal bond and United States Treasury securities.

Accounts and Notes Receivable—Accounts and notes receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2004	2003	2002
Balance, beginning of year	$2,722	$2,091	$1,749
Bad debt expense	682	1,453	868
Actual write-offs, net of specific accounts recovered	(1,282)	(822)	(526)

Balance, end of year	$2,122	$2,722	$2,091

At December 31, 2004, notes receivable includes $3,500,000 associated with certain land sold in 2004 for cash of $100,000 and an 8% promissory note receivable of $3,900,000, collateralized by the underlying property, and scheduled payable in monthly $100,000 installments through May 2005 with remaining principal and accrued

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest due August 2009. The associated gain was deferred and is being recognized into income using the installment method (see “Deferred Income” below). Other expense (income) reflected on the consolidated income statement for 2004 reflects recognized gain of $157,000.

Inventories—Inventories consist of souvenirs and finished vehicles determined on a first-in, first-out basis, and apparel, micro-lubricant, and parts and accessories product costs determined on an average current cost basis. All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. Inventories are reflected net of provisions summarized as follows (in thousands):

	2004	2003	2002
Balance, beginning of year	$4,744	$1,877	$162
Current year provision	2,187	2,178	1,664
Current year sales and write-offs	(1,428)	—	—
Increase from acquisitions	950	689	51

Balance, end of year	$6,453	$4,744	$1,877

Other Current Assets—Prepaid expenses and other current assets at December 31, 2003 include payments of $13,948,000 for mid-distillate petroleum products purchased for resale recorded at cost and associated transaction costs. Such costs were recovered upon resale in 2004, and there were no unrecovered costs at December 31, 2004.

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

Goodwill and Other Intangible Assets—Goodwill and other intangible assets represents the excess of business acquisition costs over the fair value of net assets acquired, and all such intangible assets are associated with the Company’s motorsports related reporting unit. The Company evaluates goodwill and other intangible assets for possible impairment annually as of April 1, or when events or circumstances indicate possible impairment may have occurred, using the direct value method based on expected future undiscounted operating cash flows and profitability attributable to such assets.

All present goodwill and other intangible assets are associated with the Company’s motorsports related activities. Nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation is expected to continue indefinitely. Amortization expense on other intangible assets amounted to $129,000 in 2004, $48,000 in 2003 and $0 in 2002. Estimated annual amortization expense for the next five years is approximately $129,000. Management’s latest annual assessment of goodwill and other intangible assets as of April 1, 2004 indicated there has been no impairment, and there have since been no events or circumstances which might indicate possible impairment.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004 and 2003, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	2004			2003			Estimated Amortization Period
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Nonamortizable race event sanctioning and renewal agreements.	$98,769	—	$98,769	$2,900	—	$2,900	—
Amortizable network and other media promotional contracts	3,320	$(177)	3,143	3,320	$(48)	3,272	30

Total	$102,089	$(177)	$101,912	$6,220	$(48)	$6,172

Changes in the gross carrying value of other intangible assets for 2004 of $95,869,000 reflect race event sanctioning and renewal agreements associated with the acquisition of NCS (see Note 1). Changes in the carrying value of goodwill for 2004 and 2003 are as follows (in thousands):

	2004	2003
Balance, beginning of year	$55,165	$49,090
Increase from acquisitions or adjustments to previously recorded purchase price (Note 1)	950	6,163
Other	(110)	(88)

Balance, end of year	$56,005	$55,165

Other Noncurrent Assets as of December 31, 2004 and 2003 consist of (in thousands):

	2004	2003
Deferred financing costs, net	$9,199	$8,418
Land held for development	12,252	12,252
Marketable equity securities	227	195
Other	3,824	3,405

Total	$25,502	$24,270

Deferred Financing Costs—Deferred financing costs are amortized over the associated debt terms of five to ten years, and are reported net of accumulated amortization of $2,050,000 and $746,000 at December 31, 2004 and 2003.

Land Held For Development—Land held for development represents property adjacent to a regional outlet mall in the Charlotte metropolitan area which management is developing and marketing. In 2001, management foreclosed on and obtained ownership of property previously collateralizing past due notes receivable, including accrued interest. Independent appraised fair value less estimated selling costs supported reflecting the property based on note carrying values at foreclosure. However, management is presently unable to determine if sale is probable within one year and accordingly, as proscribed by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, has not classified the property as held for sale.

Marketable Equity Securities—The Company’s marketable equity securities are classified as “available for sale” as they are not bought and held principally for the purpose of near-term sale. Accordingly, these securities are reported at fair value, with temporary unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of stockholders’ equity. Management intends to hold these securities through at least fiscal 2005, and accordingly, they are reflected as noncurrent assets. Realized gains and losses on sales of marketable equity securities are determined using the specific identification method. Declines in fair value of marketable equity securities assessed as other than temporary are recognized in income upon such determination.

Sales of marketable equity securities resulted in realized gains of $136,000 in 2003 and realized losses of $134,000 in 2002. There were no sales of marketable equity securities in 2004. Such gross recognized losses and

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gross realized gains and losses are reflected net as corresponding reclassification adjustments in other comprehensive income (loss) for the respective periods. There have been no significant marketable equity securities in a continuous unrealized loss position for less than or more than 12 months. Valuation allowances reflected as a charge to stockholders’ equity to reduce the carrying amount of long-term marketable equity securities to market value as of December 31, 2004 and 2003 consist of (in thousands):

	2004	2003
Gross unrealized gains (losses)	$15	$(18)
Income tax (provision) benefit	(6)	7

Net	$9	$(11)

Deferred Income as of December 31, 2004 and 2003 consists of (in thousands):
	2004	2003
TMS Preferred Seat License fees, net	$8,124	$8,076
Deferred Speedway Club membership income	3,771	3,704
Deferred gain on land sale	1,098	—

Total	$12,993	$11,780

TMS Preferred Seat License fees, net—TMS offers Preferred Seat License (PSL) agreements whereby licensees are entitled to purchase annual TMS season-ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season-ticket packages when and as offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket and are transferable once each year subject to certain terms and conditions. Also, licensees are not entitled to refunds for postponement or cancellation of events due to weather or certain other conditions. Net PSL fees are deferred when received and amortized into income over the estimated useful life of TMS’s facility or recognized upon license agreement termination.

Deferred Speedway Club membership income—The LMS and TMS Speedway Clubs sell extended memberships that entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments. Net membership revenues are deferred when billed and amortized into income over an estimated average membership term of ten years. Pre-tax net recognized membership income was $976,000 in 2004, $959,000 in 2003 and $896,000 in 2002.

Advertising Expenses—Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs, including direct-response advertising once primary media promotion has commenced, are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $11,310,000 in 2004, $14,065,000 in 2003 and $15,102,000 in 2002. There were no direct-response advertising costs deferred at December 31, 2004 or 2003.

Operating Leases—The Company has various operating leases principally for office and warehouse space, equipment associated with conducting racing events, and equipment used in other operations. These operating leases typically have initial terms of less than one year or are cancelable with minimal notice. Rent expense for operating leases amounted to $4,285,000 in 2004, $4,178,000 in 2003 and $3,540,000 in 2002. Various office and warehouse facilities are leased from an affiliate (see Note 8) which are cancelable with minimal notice; however, such lease arrangements will likely be renewed annually through specific contract periods. Assuming renewal through contracted periods, future annual lease payments are as follows: $851,000 in 2005, $599,000 in 2006, $452,000 in 2007, $193,000 in 2008, and $113,000 in 2009.

FTC Refund Claims Settlement—In 2001, the Federal Trade Commission (FTC) filed a complaint against SMI and Oil-Chem seeking to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to address alleged injury to customers. In March 2003, a settlement was reached resolving all FTC claims against SMI and Oil-Chem without any admission of liability by SMI and Oil-Chem. The FTC staff confirmed the advertising claims SMI and Oil-Chem may make going forward and indicated no compliance action

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would be merited as a result of such advertising claims. To avoid protracted litigation with the FTC, as a part of the settlement, SMI and Oil-Chem offered a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the settlement terms, aggregate refunds payable by SMI and Oil-Chem are not to exceed $1,000,000. Customer refund requests received have exceeded the maximum settlement payment. As such, refund payments aggregate $1,000,000 plus associated expenses. The Company recorded a charge to earnings in 2003 of $1,154,000 pre-tax, or $700,000 after income taxes, for the FTC refund claims settlement and associated costs of refund processing.

Other Expense (Income)—Other expense (income), net includes 2004 recovery of a $2,400,000 pre-tax charge to earnings previously recorded in 2002 for litigation associated with BMS. In 2000, a lawsuit was filed against SMI and BMS alleging interference with the use of certain leasehold property rented to the plaintiff, Robert L. “Larry” Carrier, by BMS, seeking specified compensatory and punitive damages and injunctive relief. In 2002, the trial court entered a judgment against SMI and BMS for approximately $1,400,000 in damages plus costs, and in February 2003, entered an amended judgment awarding the plaintiff approximately $2,400,000 and BMS exclusive possession of the leased premises. A $2,400,000 pre-tax charge to earnings was reflected in 2002 for the litigation. The plaintiff and the Company appealed this judgment, and in 2004, the trial court award against SMI and BMS was reversed and all plaintiff claims were dismissed. The $2,400,000 pre-tax recovery was reflected in 2004 upon successful appeal and Court reversal of the 2002 decision and dismissal of claims against the Company.

Income Taxes (see Note 7)—The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming realization and settlement at amounts reported in the financial statements.

Stock-Based Compensation and Formula Stock Option Plan (Note 10)—The Company continues to account for stock-based employee compensation using Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” which recognizes compensation cost based on the intrinsic value of equity instruments awarded as permitted under SFAS No. 123 “Accounting for Stock-Based Compensation”. All stock options granted under the Company’s 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. Based on the terms of these stock option plans and the Employee Stock Purchase Plan, no compensation cost has been reflected in net income for these plans.

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

	2004	2003	2002
Net income as reported	$73,654	$58,545	$56,216
Less: Stock-based compensation expense determined using fair value method, net of taxes	(1,832)	(1,529)	(1,589)

Pro forma net income	$71,822	$57,016	$54,627

Basic Earnings Per Share:
As reported	$1.70	$1.38	$1.33

Pro forma	$1.66	$1.34	$1.30

Diluted Earnings Per Share:
As reported	$1.69	$1.37	$1.32

Pro forma	$1.65	$1.33	$1.28

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of stock option grants for the 1994 Stock Option, 2004 Stock Incentive and Formula Stock Option plans is estimated on grant date using the Black-Scholes option-pricing model using the following:

	2004	2003	2002
Options granted	557,000	540,000	350,000
Weighted average grant-date fair values	$8.92	$5.34	$6.26
Expected volatility	24.2%	25.8%	33.3%
Risk-free interest rates	3.5%	2.5%	2.5%
Expected lives (in years)	4.6	3.0	3.0
Dividend yield	0.9%	1.1%	1.0%

The fair value of options exercised under the employee stock purchase plan is estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 24.2% in 2004, 25.8% in 2003 and 33.3% in 2002; risk-free interest rates of 1.0% in 2004, 1.2% in 2003 and 1.8% in 2002; expected lives of 0.5 years for 2004, 2003 and 2002; and dividend yields of 0.9% in 2004, 1.1% in 2003 and 1.0% in 2002.

Fair Value of Financial Instruments—Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash, accounts receivable, certain notes receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Marketable equity securities and interest rate swaps are carried at fair value based on quoted market prices. Notes and other receivables (except for fixed 8% note receivable of $3,500,000), bank revolving credit facility and term loan borrowings are frequently repriced variable interest rate financial instruments, and therefore, carrying values approximate fair value. The fixed rate 6 3/4% senior subordinated notes issued in May 2003 and July 2004 (see Note 5) have carrying and fair values as of December 31, 2004 and 2003 as follows (in thousands):

	Carrying Value		Fair Value
	2004	2003	2004	2003
6 3/4% Senior subordinated notes payable	$330,000	$230,000	$346,500	$236,900

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts and notes receivable, marketable equity securities and interest rate swaps. The Company places its cash and cash equivalents and interest rate swaps with major high-credit qualified financial institutions, limiting its exposure to concentrations of credit risk. Concentrations of credit risk with respect to accounts receivable are limited due to the large numbers and wide variety of customers and customer industries and their broad geographical dispersion. The Company generally requires sufficient collateral equal or exceeding note amounts, or accepts notes from high-credit quality companies or high net-worth individuals, limiting its exposure to credit risk. Concentrations of credit risk with respect to marketable equity securities are limited through portfolio diversification.

Reclassifications—Certain prior year accounts were reclassified to conform with current year presentation.

3.    Inventories as of December 31, 2004 and 2003 consist of (in thousands):

	2004	2003
Souvenirs and apparel	$11,429	$13,233
Finished vehicles, parts and accessories	4,830	4,542
Micro-lubricant and other	1,315	1,901

Total	$17,574	$19,676

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Property and Equipment as of December 31, 2004 and 2003 is summarized as follows (dollars in thousands):

	Estimated Useful Lives	2004	2003
Land and land improvements	5-25	$276,784	$260,762
Racetracks and grandstands	5-45	536,965	500,538
Buildings and luxury suites	5-40	284,098	264,131
Machinery and equipment	3-20	32,461	31,010
Furniture and fixtures	5-20	21,334	18,829
Autos and trucks	3-10	8,697	7,785
Construction in progress		8,678	25,033

Total		1,169,017	1,108,088
Less accumulated depreciation		(255,030)	(221,388)

Net		$913,987	$886,700

Construction In Progress—At December 31, 2004, the Company had various construction projects underway to increase and improve facilities for fan amenities and other site improvements at its speedways. In 2004, BMS began construction of new luxury speedway suites and new permanent dragway seats. Completion of BMS’s expansion is presently scheduled for 2005. Similar to prior years, the Company continues to expand concessions, camping, restrooms and other fan amenities. The Company plans to install or enhance “SAFER” crash walls at several speedways, resurface LMS’s superspeedway, and purchase certain land for expansion or development. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways.

Other Information—Depreciation expense amounted to $35,291,000 in 2004, $33,482,000 in 2003 and $31,587,000 in 2002.

5.    Long-term Debt as of December 31, 2004 and 2003 consists of (in thousands):

	2004	2003
Revolving bank credit facility	$50,000	$60,000
Bank term loan	46,875	50,000
Senior subordinated notes	330,000	230,000
Other notes payable	274	367

Total	427,149	340,367
Less current maturities.	(9,594)	(3,353)

	$417,555	$337,014

Annual maturities of long-term debt as of December 31, 2004 are (in thousands):

2005	$9,594
2006	12,555
2007	15,625
2008	59,375
2009	—
Thereafter	330,000

Total	$427,149

Bank Credit Facility Replacement and Senior Subordinated Notes Redemption in 2003—At applicable 2003 refinancing dates, the Company had borrowings under a revolving bank credit facility (the Former Credit Facility) of $90,000,000 and outstanding 8 1/2% senior subordinated notes with aggregated principal of $250,000,000 (the Former Senior Subordinated Notes). As further described below, in May 2003, the Company refinanced the Former

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility with proceeds from issuance of new 6 3/4% senior subordinated notes and execution of a replacement credit facility, and in June 2003, redeemed and retired all outstanding Former Senior Subordinated Notes. All borrowings outstanding under the Former Credit Facility and Former Senior Subordinated Notes were replaced and funded with the issuance of new long-term debt. Proceeds from the new debt arrangements were also used to fund the redemption premium and accrued interest of the Former Senior Subordinated Notes and loan and other transaction costs for the new senior subordinated notes and credit facility. See “Loss on Early Debt Redemption and Refinancing in 2003” below for information on the associated charge to earnings.

Former Credit Facility—The Company’s former long-term, revolving credit facility with a syndicate of banks led by Bank of America, N.A. as an agent and lender, had an overall borrowing limit of $250,000,000 and was scheduled to mature in May 2004. Interest was based, at the Company’s option, upon (i) LIBOR plus 0.75% to 1.25% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%.

Former Senior Subordinated Notes—The Company’s 8 1/2% Former Senior Subordinated Notes were scheduled to mature in August 2007, had semi-annual interest payments due February 15 and August 15, and were redeemable at varying prices at the Company’s option.

Bank Credit Facility—In May 2003, the Company obtained, from a syndicate of banks led by Bank of America, N.A. as an agent and lender, a long-term, revolving credit facility and term loan to replace its Former Credit Facility. The new credit facility was used to repay outstanding borrowings under the Former Credit Facility, redeem a portion of the Former Senior Subordinated Notes, fund capital expenditures and for working capital needs. Prior to the March 2005 amendment described below, the new credit facility consisted of a revolving credit facility with an overall borrowing limit of $250,000,000, separate sub-limits of $10,000,000 for standby letters of credit and for 15-day swing line loans, and a $50,000,000 five-year term loan (collectively, the Credit Facility). The Credit Facility had an unused commitment fee of 0.375%, matured in May 2008, and was secured by pledged capital stock and other equity interests of all operative Company subsidiaries except Oil-Chem. At December 31, 2004 and 2003, outstanding borrowings under the revolving credit facility amounted to $50,000,000 and $60,000,000, and under the term loan amounted to $46,875,000 and $50,000,000. As of December 31, 2004, outstanding letters of credit amounted to $9,671,000, and the Company could borrow up to an additional $190,329,000 under the Credit Facility.

Also, prior to the March 2005 amendment, interest was based, at the Company’s option, upon (i) LIBOR plus 1.5% to 2.5% or (ii) the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Also, among other items, the Company was required to meet certain financial covenants, including specified levels of net worth and ratios of (i) funded senior debt to EBITDA, (ii) funded debt to EBITDA and (iii) earnings before interest and taxes (EBIT) to interest expense. The Credit Facility also contained certain limitations on cash expenditures to acquire additional motor speedways without lender consent, limits annual and aggregate consolidated capital expenditures over the loan term, and, prior to the March 2005 amendment, allowed for payment of dividends and repurchase of SMI securities aggregating up to $17,500,000 annually, increasable in future years subject to maintaining certain financial covenants.

2005 Bank Credit Facility Amendment—In March 2005, the Company amended its Credit Facility which, among other things, modified the following terms and conditions: (i) the revolving credit facility overall borrowing limit of $250,000,000, the five-year term loan, and separate sub-limit of $10,000,000 for 15-day swing line loans were retained, with an increase in the separate sub-limit for standby letters of credit from $10,000,000 to $75,000,000; (ii) extends maturity from May 2008 to March 2010; (iii) increases allowable annual aggregate payments of dividends and repurchases of SMI securities from $17,500,000 to $75,000,000, and up to $150,000,000, subject to maintaining certain revised financial covenants; (iv) expands permitted investments of available cash; (v) reduces interest based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%; and (vi) reduces unused commitment fees from 0.375% to 0.25%. The amended agreement generally contains similar required and restrictive financial covenants and limits on investments, acquisitions, capital expenditures and additional borrowings.

Senior Subordinated Notes—In May 2003, the Company completed a private placement of 6 3/4% Senior Subordinated Notes due 2013 in the aggregate principal amount of $230,000,000, filed a registration statement in August 2003 to exchange these notes for substantially identical notes registered under the Securities Act, and

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completed the exchange offer in September 2003. These 2003 notes were issued at par, and net proceeds, after commissions and fees, approximated $224,200,000. Such proceeds, along with borrowings under the Credit Facility, were used to fully redeem the Former Senior Subordinated Notes in June 2003. In July 2004, the Company completed a private placement of an $100,000,000 add-on offering to the $230,000,000 Senior Subordinated Notes issued in May 2003 to fund the NCS acquisition as further discussed in Note 1. The add-on notes were issued at par and net proceeds, after commissions and fees, approximated $98,250,000. The Company filed a registration statement in August 2004 to exchange these add-on notes for substantially identical registered notes and completed the exchange offer in October 2004. The add-on notes are identical to the Senior Subordinated Notes issued in May 2003 with the same interest rate, maturity, covenants, limitations, and other terms and are governed by the same indenture (hereafter both issuances are referred to as the Senior Subordinated Notes).

The Senior Subordinated Notes mature in 2013, are guaranteed by all operative Company subsidiaries except Oil-Chem and interest payments are due semi-annually on June 1 and December 1. The Indenture governing the Senior Subordinated Notes permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes are subordinated to all present and future senior secured indebtedness of the Company, including the Credit Facility described above. The Company may redeem some or all of the Senior Subordinated Notes on or after June 1, 2008 at annually declining redemption premiums, and up to 35% of the Senior Subordinated Notes on or before June 1, 2006 with proceeds from certain equity offerings at a redemption premium.

The Credit Facility and Senior Subordinated Notes contain certain other required and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledge of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of December 31, 2004.

2003 Loss on Early Debt Redemption and Refinancing—In May 2003, as further described above, the Company refinanced the Former Credit Facility with proceeds from issuance of new Senior Subordinated Notes and execution of a replacement Credit Facility, and in June 2003, redeemed and retired all outstanding Former Senior Subordinated Notes at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred cash flow hedge interest rate swap termination and settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12,800,000, before income taxes of $5,030,000, were reflected as a charge to earnings in 2003.

2002 Loss on Early Debt Redemption—In 1996, the Company issued 5 3/4% convertible subordinated debentures aggregating $74,000,000, of which $20,306,000 in aggregate principal had been repurchased through April 2002. In April 2002, the Company redeemed all then outstanding 5 3/4% convertible subordinated debentures aggregating $53,694,000 at 101.64% of par. At December 31, 2002, 1,726,000 shares of common stock would have been issuable upon conversion (see Note 6). Redemption reduced future interest expense and eliminated the associated dilution effect on earnings per share, and was funded entirely from available cash investments. The net redemption premium, associated unamortized net deferred loan costs, and transaction costs totaling approximately $1,237,000, before income taxes of $486,000, were reflected as a charge to earnings in 2002.

Interest Rate Swaps—The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. In August 2003, the Company entered into two interest rate swap transactions with a financial institution that provide fixed interest rate features on certain variable rate term loan obligations and variable interest rate features on certain fixed rate senior subordinated debt obligations. The two swaps are separately designated as cash flow and fair value hedges of the underlying fixed and variable rate debt obligations. The swaps have notional amounts, interest payments and maturity dates that match the underlying debt and meet the conditions for assuming no ineffectiveness using the short-cut method under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Differentials paid or received in periodic settlements are reflected as an adjustment to interest expense and included in financing activities in the statement of cash flows corresponding with the underlying hedged debt. For early terminated swap agreements, net settlement payments at termination are deferred when received and amortized into income as a yield adjustment to interest expense over the underlying hedged debt term.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the cash flow hedge, the Company pays a 3.54% fixed interest rate and receives a variable interest rate based on LIBOR, and under the fair value hedge, the Company pays a variable interest rate based on 1.97% over LIBOR and receives a 6.75% fixed interest rate, each on principal notional amounts of $50,000,000. The agreements provide for settlement every six months on June 1 and December 1, and expire corresponding with the underlying hedged debt terms. Interest expense reflects net settlement receipts totaling $575,000 in 2004 and $192,000 in 2003. At December 31, 2004 and 2003, the Company has reflected net derivative assets (liabilities) for these hedges combined of approximately $371,000 and $(422,000), with $180,000 in assets and $432,000 in liabilities, and $115,000 and $6,000 in other comprehensive income, after income taxes of $75,000 and $4,000.

Subsidiary Guarantees—Amounts outstanding under the Credit Facility and Senior Subordinated Notes are guaranteed by all of SMI’s operative subsidiaries except for one minor wholly-owned subsidiary, Oil-Chem. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to SMI.

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2004	2003	2002
Gross interest costs	$23,178	$23,679	$26,059
Less: capitalized interest costs	(1,126)	(1,384)	(2,335)

Interest expense	22,052	22,295	23,724
Interest income	(2,166)	(1,479)	(2,525)

Interest expense, net	$19,886	$20,816	$21,199

Weighted-average interest rate on borrowings under bank revolving credit facility	3.3%	2.7%	2.4%

6.    Capital Structure and Per Share Data

Preferred Stock—At December 31, 2004, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company’s Board of Directors. No preferred shares were issued or outstanding at December 31, 2004 or 2003.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per Share Data—Diluted earnings per share assumes conversion of the convertible debentures into common stock and elimination of associated interest expense, net of taxes, on such debt prior to redemption in April 2002 (see Note 5). The following schedule reconciles basic and diluted earnings per share (in thousands except per share amounts):

	2004	2003	2002
Income from continuing operations before accounting change	$73,654	$58,545	$61,175
Loss from operations and disposal of discontinued business, net of taxes (Note 1)	—	—	(686)

Income before accounting change	73,654	58,545	60,489
Cumulative effect of accounting change, net of taxes (Note 2)	—	—	(4,273)

Net income applicable to common stockholders	73,654	58,545	56,216
Adjustment to interest expense for assumed conversion of 5 3/4% convertible debentures, net of taxes (Note 5)	—	—	507

Net income applicable to common stockholders and assumed conversions	$73,654	$58,545	$56,723

Weighted average common shares outstanding	43,342	42,517	42,114
Dilution effect of assumed conversions:
Common stock equivalents—stock options	312	281	380
5 3/4% Convertible debentures (Note 5)	—	—	507

Weighted average common shares outstanding and assumed conversions	43,654	42,798	43,001

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	54	177	199

Basic Earnings Per Share:
Continuing operations before accounting change	$1.70	$1.38	$1.44
Discontinued operations (Note 1)	—	—	(0.01)
Accounting change (Note 2)	—	—	(0.10)

Basic earnings per share	$1.70	$1.38	$1.33

Diluted Earnings Per Share:
Continuing operations before accounting change	$1.69	$1.37	$1.43
Discontinued operations (Note 1)	—	—	(0.01)
Accounting change (Note 2)	—	—	(0.10)

Diluted earnings per share	$1.69	$1.37	$1.32

Declaration of Cash Dividends—The Company’s Board of Directors approved annual cash dividends on common stock for 2002 through 2004 as follows (in thousands except per share amounts):

	2004	2003	2002
Aggregate annual cash dividend	$13,538	$13,037	$12,666
Dividend per common share	$.031	$0.305	$0.30
Record date	Nov 1	Oct 31	Oct 31
Payable to shareholders	Nov 15	Nov 14	Nov 14

All dividends were funded entirely from available cash and cash equivalents on hand. See Note 5 “Bank Credit Facility” and “Senior Subordinated Notes” for annual limitations on dividend payments.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Income Taxes

Components of the provision for income taxes are (in thousands):

	2004	2003	2002
Current:
Federal	$9,811	$6,942	$14,160
State	1,970	596	4,181

	11,781	7,538	18,341

Deferred:
Federal	31,056	25,272	18,958
State	2,918	5,415	2,310

	33,974	30,687	21,268

Total	$45,755	$38,225	$39,609

The reconciliation of statutory federal and effective income tax rates is as follows:

	2004	2003	2002
Statutory federal tax rate	35%	35%	35%
State and local income taxes, net of federal income tax effect	3	4	4
Goodwill impairment charge and other, net (Note 2)	—	1	2

Total	38%	40%	41%

Tax effects of temporary differences resulting in deferred income taxes are (in thousands):

	2004	2003
Deferred tax liabilities:
Property and equipment	$206,456	$180,445
Expenses deducted for tax purposes and other	7,970	2,953

Subtotal	214,426	183,398

Deferred tax assets:
Income previously recognized for tax purposes	(11,086)	(7,595)
Stock option compensation expense	(127)	—
PSL and other deferred income recognized for tax purposes	(4,488)	(4,446)
State and federal net operating loss carryforwards	(3,650)	(3,730)
Alternative minimum tax credit	(9,664)	(16,539)

Subtotal	(29,015)	(32,310)
Less: Valuation allowance	1,498	1,759

Net deferred tax assets	(27,517)	(30,551)

Total net deferred tax liability.	$186,909	$152,847

At December 31, 2004, the Company has approximately $122,463,000 of state net operating loss carryforwards which expire in 2005 through 2024, and approximately $9,664,000 of alternative minimum tax credits that do not expire. At December 31, 2004 and 2003, valuation allowances of $1,498,000 and $1,759,000 have been provided against deferred tax assets because management is unable to determine whether ultimate realization is more likely than not for certain state net operating loss carryforwards.

The Company’s effective income tax rate change in 2004 as compared to 2003 is due to decreased effective state income tax rates resulting primarily from 2004 reduction of previously recorded valuation allowances in 2003 against deferred tax assets, associated with state net operating loss carryforwards, because management determined ultimate realization is more likely than not. The reduction is based principally on the anticipated future increase in taxable income resulting from the Company’s acquisition of intangible assets for annually conducting new NASCAR NEXTEL Cup and Busch Series racing events at TMS in 2005 as further discussed in Note 1.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As further discussed in Note 2, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, and recorded an impairment charge for goodwill associated with Oil-Chem of $3,815,000 and SoldUSA of $755,000, before income taxes of $297,000, as a change in accounting principle as of January 1, 2002. Goodwill associated with Oil-Chem was not deductible for tax reporting purposes and represents a permanent difference for which current or deferred income tax assets or liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff.

8.    Related Party Transactions

Notes and other receivables from affiliates at December 31, 2004 and 2003 include $1,006,000 and $979,000, including accrued interest, due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at December 31, 2004 and 2003 include $2,855,000 and $3,764,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman before July 30, 2002 and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to Mr. Smith that it would no longer make payments under the split-dollar life insurance trust arrangements or advances for his benefit.

The Company has made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer for various corporate purposes before July 30, 2002. Notes and other receivables from affiliates at December 31, 2004 and 2003 include $5,863,000 and $6,051,000 due from Sonic Financial. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before December 31, 2005, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2002 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances, and decreases from repayments by affiliates.

Notes and other receivables from affiliates at December 31, 2004 and 2003 also include $295,000 due from a corporation that is a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. The amount due is payable on demand, is collateralized by certain personal property, and because the Company does not anticipate or require repayment before December 31, 2005, has been classified as noncurrent assets in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and affiliate.

Amounts payable to affiliate at December 31, 2004 and 2003 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements. Rent expense for 600 Racing approximated $197,000 each year in 2004, 2003 and 2002. Rent expense for SMI Properties approximated $233,000 in 2004, $190,000 in 2003 and $195,000 in 2002. The Company believes the leases contain terms more favorable to the Company than could be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMI Properties, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties. At December 31, 2004 and 2003, there were no amounts owed to Chartown.

LVMS purchased new vehicles for employee use from Nevada Dodge, a former subsidiary of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $245,000 in 2003 and $734,000 in 2002. Nevada Dodge was no longer affiliated with SAI after 2003. The Company believes the purchase terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2004 and 2003, there were no amounts owed to SAI.

Oil-Chem sold zMax oil lubricant product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $1,420,000 in 2004, $1,850,000 in 2003 and $1,841,000 in 2002. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2003, Oil-Chem had $155,000 due from SAI, and at December 31, 2004, amounts due were not significant.

SAI and its dealerships frequently purchase various apparel items, which are screenprinted or embroidered with SAI and dealership logos, for its employees as part of internal marketing and sales promotions. Total purchases from SMI Properties and SMI Trackside by SAI and its dealerships approximated $223,000 in 2003 and $405,000 in 2002. Total purchases in 2004 were not significant. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2004 and 2003, amounts due from SAI were not significant.

With respect to the foregoing transactions, interest expense accrued on amounts payable to, and interest income earned on amounts due from, affiliates for 2002 through 2004, is summarized as follows (in thousands):

	2004	2003	2002
Interest expense	$112	$110	$119
Interest income	427	574	861

9.    Legal Proceedings and Contingencies

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. New or material developments on the more significant of these lawsuits are described below. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s financial position or future results of operations.

On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMS, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure resulted from excessive interior corrosion resulting from improperly manufactured bridge components. Tindall Corporation designed, manufactured and constructed the portion of the pedestrian bridge that failed. Tindall contends that a product that Tindall purchased from Anti-Hydro International, Inc. and that Tindall incorporated into the bridge caused the corrosion. Through February 28, 2005, 103 individuals claiming injuries from the bridge failure on May 20, 2000, had filed a total of 48 separate lawsuits. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The North Carolina state court lawsuits were consolidated

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

before one judge. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge, and finding that Tindall was negligent. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and, therefore, LMS will be jointly and severally liable for future verdicts. In addition, the Court dismissed all claims for punitive damages in all lawsuits.

Currently, all but seven lawsuits involving thirteen individuals in connection with this incident have been resolved by the defendants. The final federal lawsuits settled in September 2003. The defendants reached state court settlements in two lawsuits by two plaintiffs in January 2004, with claims being dismissed in January and April 2004. On March 3, 2004, a verdict assessing damages against LMS and Tindall was entered by the Court in one lawsuit by two claimants. Five suits that were previously dismissed were refiled by claimants on October 1, 2004. The remaining seven lawsuits are still consolidated before one judge and are pending in Mecklenburg County. The Company is vigorously defending itself in the remaining cases which are being tried solely on damages and are in discovery. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s financial position or future results of operations.

Debra Kirwan and the Zone, Inc. filed a lawsuit against TSI in the United States District Court for the Eastern District of Pennsylvania on December 21, 2004. A response is due on March 25, 2005. Plaintiffs claim the defendant conspired to misappropriate their potential “interactive storybook”. Plaintiffs’ claims include declaratory relief, false designation of origin, unfair competition and false advertising under the Lanham Act, false marking pursuant to the Patent Act, breach of fiduciary duties, breach of contract, violation of unfair trade practices and consumer protection law, misappropriation and conversion, civil conspiracy and fraud against TSI, QVC, Inc., Home Shopping Network, Aaron Clark Industries and Aaron Clark, individually. Plaintiff has not specified any amount of damages. TSI intends to deny the claims against it. In addition, TSI’s contract with QVC requires that TSI indemnify and hold QVC harmless against these claims. TSI and QVC intend to pursue a joint defense of the claims, although both will have separate counsel for the limited purpose of reviewing pleadings for any conflicting issues. TSI believes that it has meritorious defenses to plaintiffs’ claims and intends to vigorously defend itself against plaintiff’s claims. Management does not expect that the disposition of this case will have a material adverse effect on the Company’s financial position or future results of operations.

LMS’s property includes areas used a solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992, but LMS currently allows certain property to be used for land clearing and inert debris landfilling (LCID). Landfilling for construction and demolition debris (C&D) has ceased on the LMS property. Management believes that our operations, including the landfills on our property, comply with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would have a material adverse effect on the Company’s financial position or future results of operations.

The Company is a party to other litigation incidental to its business. Management does not believe the resolution of any or all of such litigation is likely to have a material adverse effect on the Company’s financial condition or future results of operations.

10.    Stock Option Plans (Note 2)

1994 Stock Option Plan—The SMI Board of Directors and stockholders adopted the Company’s 1994 Stock Option Plan to attract and retain key personnel. The 1994 Stock Option Plan expired by its terms on December 21, 2004. As described below, the SMI Board of Directors adopted a new 2004 Stock Incentive Plan that was approved by stockholders. At December 31, 2004, no further options can be granted under the 1994 Stock Option Plan. Approval of the 2004 Plan, and termination of the 1994 Plan, did not adversely affect rights under any outstanding stock options previously granted under the 1994 Plan. The 1994 Plan provided for granting options to purchase up to an aggregate of 4,000,000 shares of common stock to directors, officers and key employees of SMI and its subsidiaries. All options granted to purchase shares under this plan generally expire in ten years from grant date. All options provide for the purchase of common stock at a price as was determined by the Compensation Committee of the Board of Directors. The exercise price of all stock options granted through 2004 was the fair or trading value of the Company’s common stock at grant date. In 2004, stock options granted under the 1994 Plan vest in equal installments over three years.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New 2004 Stock Incentive Plan—In February 2004, the SMI Board of Directors adopted the 2004 Stock Incentive Plan (the 2004 Plan) that was approved by stockholders at the 2004 Annual Meeting on April 21, 2004. Approval of the 2004 Plan did not amend or modify the 1994 Plan. The 2004 Plan allows SMI, among other things, to continue to provide equity-based incentives to, and continue to attract and retain, key employees, directors and other individuals providing services to the Company. Awards under the 2004 Plan may be in the form of incentive stock options, non-statutory stock options or restricted stock. The 2004 Plan is administered by the Compensation Committee of the Board of Directors who has full authority to select recipients of awards granted, to determine award types and sizes, and to determine and amend the terms, restrictions and conditions of awards. For awards granted to non-employee directors, the Board of Directors shall have the authority otherwise provided to the Compensation Committee. The Compensation Committee also may amend the terms of outstanding awards. However, no amendment, suspension or termination of the 2004 Plan or amendment of outstanding awards may materially adversely affect previously granted awards without consent of the award recipient. The 2004 Plan is scheduled to terminate ten years from adoption in February 2004.

Under the 2004 Plan, as currently approved by the Board of Directors, 2,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (1) no more than 1,000,000 shares may be granted in the form of restricted stock awards; (2) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (3) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (4) in the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. At December 31, 2004, approximately 2,143,000 shares are available for future grant. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, option grant date. For incentive stock options granted to holders of more than 10% (directly or by attribution through relatives or entities having holder ownership interest) of the total combined voting power of all classes of Company stock, the exercise price may not be less than 110% of the fair or trading value of the Company’s common stock at, and exercise periods may not exceed five years from, option grant date. Fair value under the 2004 Plan is generally the NYSE’s closing price for the Company’s common stock on the grant date. The option exercise price may be paid in cash, or if permitted by the Compensation Committee, in shares of Company common stock owned by the option holder.

The Compensation Committee determines the type of restrictions and purchase price, if any, for restricted stock awards based on, among other factors, achievement of financial, business and performance objectives, the occurrence of specific events, time periods of continued service or other time-based restrictions. Restricted stock generally is not transferable until all applicable restrictions have lapsed or been satisfied. If restricted stock award recipients cease to perform services for the Company, all shares of common stock still subject to restrictions generally will be forfeited unless waived by the Compensation Committee. Recipients of restricted stock generally will have certain rights and privileges of a stockholder, including the right to vote such shares and receive dividends, if any.

In 2004, the exercise price of all stock options granted under the 2004 Plan was the fair or trading value of the Company’s common stock at grant date, vest in equal installments over three years, and expire ten years from grant date.

Formula Stock Option Plan—The Company’s Board of Directors and stockholders adopted the Formula Stock Option Plan for the benefit of the Company’s outside directors. The plan authorizes options to purchase up to an aggregate of 800,000 shares of common stock. At December 31, 2004, options for 390,000 shares are available for future grant. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share at award date. All options to purchase shares under this plan generally vest six months, and expire ten years, from grant date. As of January 3, 2005, the Company granted options to purchase 10,000 shares to each of the five outside directors at an exercise price per share of $38.18 which equaled market value at date of grant.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other option information regarding the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for 2002 through 2004 is summarized as follows (shares in thousands):

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
Activity	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2002	2,560	$3.75-$41.13	$20.25	—	—	—	260	$14.94-$27.88	$23.84
Granted	300	26.36	26.36	—	—	—	50	25.65	25.65
Cancelled	(142)	18.85- 41.13	37.47	—	—	—	—	—	—
Exercised	(430)	3.75- 23.50	12.01	—	—	—	—	—	—

Outstanding, December 31, 2002	2,288	3.75- 41.13	21.53	—	—	—	310	14.94- 27.88	24.13
Granted	500	25.19- 29.64	28.60	—	—	—	40	26.06	26.06
Cancelled	(9)	18.85- 33.81	27.37	—	—	—	—	—	—
Exercised	(425)	3.75- 26.36	11.41	—	—	—	(20)	20.63	20.63

Outstanding, December 31, 2003	2,354	3.75- 41.13	24.84	—	—	—	330	14.94- 27.88	24.47
Granted	160	31.05- 37.00	36.63	357	$37.00	$37.00	40	28.77	28.77
Cancelled	(7)	26.36- 33.81	30.04	—	—	—	—	—	—
Exercised	(857)	3.75- 33.81	19.33	—	—	—	(20)	24.38	24.38

Outstanding, December 31, 2004	1,650	$18.85-$41.13	$28.82	357	$37.00	$37.00	350	$14.94-$28.77	$24.96

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
		Weighted Average			Weighted Average			Weighted Average
Exercisable	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs
December 31, 2002	1,988	$20.80	5.5	—	—	—	310	$24.13	6.5
December 31, 2003	1,911	23.90	5.5	—	—	—	330	24.47	6.1
December 31, 2004	1,500	28.00	6.0	—	—	—	350	24.96	5.6

Options outstanding and exercisable for the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan combined as of December 31, 2004 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Average Range of Exercise Prices	Number Outstanding	Exercise Price	Remaining Contractual Life-In Years	Number Exercisable	Exercise Price	Remaining Contractual Life-In Years
$14.94-$20.63	188	$18.62	5.6	188	$18.62	5.6
22.31-22.38	128	22.35	6.0	128	22.35	6.0
23.00-24.38	337	23.39	3.0	337	23.39	3.0
25.19-26.36	319	26.06	7.9	319	26.06	7.9
26.88-29.13	335	28.47	5.4	335	28.47	5.4
29.64-33.81	348	30.51	8.3	348	30.51	8.3
37.00	507	37.00	10.0	—	—	—
41.13	195	41.13	4.5	195	41.13	4.5

$14.94-$41.13	2,357	$29.49	6.8	1,850	$27.43	5.9

Employee Stock Purchase Plan—The Company’s Board of Directors and stockholders adopted the SMI Employee Stock Purchase Plan (the ESPP) to provide employees the opportunity to acquire stock ownership. At the Company’s 2004 Annual Meeting, stockholders voted to amend the SMI Employee Stock Purchase Plan to increase the authorized number of shares of common stock issuable thereunder from 400,000 to 800,000. At December 31, 2004, approximately 439,000 shares are available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether eligible employees electing to participate will be granted the right to purchase shares of common stock for the upcoming calendar year and, if granted, the number of shares available for purchase under each option. All employee grants are for the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in each calendar year, nor which would allow an employee to

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. Participating employees may designate a limited percentage of their annual compensation or directly contribute an amount for deferral as contributions to the Plan. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Grants may be exercised once at the end of each calendar quarter, and will be automatically exercised to the extent of each participant’s contributions. Grants that are unexercised expire at the end of each calendar year.

Eligible participants were each granted the right to purchase up to 500 shares in each calendar year 2002 through 2004. In 2004, 2003, and 2002, employees purchased approximately 123,000, 72,000, and 28,000 shares granted under the Plan at an average purchase price of $26.03, $23.18 and $22.70 per share, respectively. No shares were granted to employees under the ESPP for the calendar year 2005.

11.    Employee Benefit Plan

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to all Company employees meeting certain eligibility requirements. The Plan allows participants to elect contributions of up to 15% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants are fully vested in Company matching contributions after five years. The Company’s contributions to the Plan were $225,000 in 2004, $199,000 in 2003 and $171,000 in 2002.

EXHIBIT INDEX

Exhibit Number	Description

3.1

Certificate of Incorporation of Speedway Motorsports, Inc. (“SMI”) (incorporated by reference to Exhibit 3.1 to SMI’s Registration Statement on Form S-1 filed December 22, 1994 (File No. 33-87740) of SMI (the “Form S-1”)).

3.2	Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form S-1).

3.3

Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431) (the “November 1996 Form S-3”)).

3.4

Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091) (the “September 1997 Form S-4”)).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2

Indenture dated as of May 16, 2004 among SMI, the guarantors named therein, and U.S. Bank National Association, as trustee (the “2004 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “June 2004 Form 10-Q”)).

4.3	Form of 6 3/4% Senior Subordinated Notes due 2013 (included in the 2004 Indenture)

*10.1	Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R. Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).

*10.2	Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and H.A. “Humpy” Wheeler, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.44 to the Form S-1).

*10.3

Speedway Motorsports, Inc. 1994 Stock Option Plan Amended and Restated May 9, 2002 (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed May 31, 2002 (File No. 333-89496).

*10.4

Speedway Motorsports, Inc. Formula Stock Option Plan Amended and Restated May 5, 1998 (incorporated by reference to Exhibit 4.1 to the Post Effective Amendment No. 2 to SMI’s Registration Statement on Form S-8 filed October 9, 2001 (File No. 333-49027)).

*10.5	Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and Restated as of May 3, 2000 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed March 24, 2000).

10.6

Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to Form S-1).

10.7

Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton Smith in favor of SMI (incorporated by reference to Exhibit 10.20 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.8

Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).

10.9

Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

10.10	Guaranty Agreement dated as of December 18, 1996 among SMI, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).

10.11

Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe’s Home Center’s, Inc., Lowe’s HIW, Inc. and Sterling Advertising Ltd. (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.15

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

10.16

Amendment Number 1 to Levy Asset Purchase Agreement dated January 31, 2002 (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the 2001 Form 10-K).

10.17

Management Agreement by and between SMI, Levy Premium Foodservice Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (the “Levy Management Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to the 2001 Form 10-K).

10.18	Assignment of and Amendment to Levy Management Agreement dated January 24, 2002 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

10.19	Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy Premium Foodservice Limited Partnership (incorporated by reference to Exhibit 10.18 to the 2001 Form 10-K).

10.20

Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc. in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and SMI (incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K).

10.21

Naming Rights Agreement Between Sears Point Raceway, LLC and SMI, and Infineon Technologies North America Corp., dated June 11, 2002 (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed June 24, 2002).

10.22

Credit Agreement dated as of May 16, 2004 among SMI and Speedway Funding, LLC as borrowers, certain subsidiaries and related parties of SMI, as Guarantors, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (the “2004 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to SMI’s June 2004 Form 10-Q).

10.23

Pledge Agreement dated as of May 16, 2004 by SMI and the subsidiaries of SMI that are guarantors under the 2004 Credit Agreement, as pledgors, and Bank of America, N.A. as agent for the Lenders and a Lender under the 2004 Credit Agreement (incorporated by reference to Exhibit 10.2 to SMI’s June 2004 Form 10-Q).

10.24

Registration Rights Agreement dated as of May 16, 2004 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.3 to SMI’s June 2004 Form 10-Q).

10.25

Purchase Agreement dated May 8, 2004 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.4 to SMI’s June 2004 Form 10-Q).

*10.26	Description of Compensatory Arrangement with Mr. Marcus G. Smith.

*10.27	Speedway Motorsports, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed April 28, 2004 (File No. 333-114965)).

*10.28	Form of Incentive Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed December 14, 2004).

*10.29	Form of Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on 8-K filed December 14, 2004).

21.1	Subsidiaries of SMI.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Speedway Motorsports, Inc. - Risk Factors.

*	Management compensation contract, plan or arrangement.