Form 10-Q
period 2005-03-31
SPEEDWAY MOTORSPORTS INC
filed 2005-04-29
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 28, 2005, there were 43,962,875 shares of common stock outstanding.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, Controls and Procedures, and Legal Proceedings contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (1) statements in this Quarterly Report on Form 10-Q that reflect projections or expectations of the Company’s future financial or economic performance; (2) statements that are not historical information; (3) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Legal Proceedings”, “Controls and Procedures”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”; (4) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2005 and beyond; and (5) statements relating to the Company’s future capital projects, hosting of races, broadcasting rights, sponsorships, financing needs, petroleum or other commodities, and legal proceedings and other contingencies. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, “may”, “plans”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the Securities and Exchange Commission (the SEC) as an exhibit to the Company’s fiscal 2004 Annual Report on Form 10-K. Forward-looking statements included in this report are based on information available to the Company as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking information contained in this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$252,161	$216,731
Accounts and notes receivable	57,912	33,087
Prepaid income taxes	15,254	17,130
Inventories	18,354	17,574
Prepaid expenses and other current assets	4,872	3,503

Total Current Assets	348,553	288,025
Property and Equipment, Net	935,568	913,987
Other Intangible Assets, Net	101,880	101,912
Goodwill	55,974	56,005
Notes and Other Receivables:
Affiliates	9,016	10,019
Other	2,882	2,893
Other Assets	25,720	25,502

TOTAL	$1,479,593	$1,398,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$161	$9,594
Accounts payable	16,538	10,866
Deferred race event income, net	146,101	99,589
Accrued interest	7,510	1,966
Accrued expenses and other liabilities	19,916	20,872

Total Current Liabilities	190,226	142,887
Long-Term Debt	430,102	417,555
Payable to Affiliate	2,594	2,594
Deferred Income, Net	11,876	12,993
Deferred Income Taxes	193,527	186,909
Other Liabilities	1,451	2,080

Total Liabilities	829,776	765,018

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.10 par value, shares authorized - 3,000,000, no shares issued	—	—
Common stock, $.01 par value, shares authorized - 200,000,000, issued and outstanding - 43,953,000 in 2005 and 43,887,000 in 2004	440	439
Additional paid-in capital	209,851	207,781
Retained earnings	439,017	424,981
Accumulated other comprehensive income	509	124

Total Stockholders’ Equity	649,817	633,325

TOTAL	$1,479,593	$1,398,343

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Admissions	$32,207	$48,839
Event related revenue	27,878	32,091
NASCAR broadcasting revenue	25,210	30,464
Other operating revenue	10,036	10,780

Total Revenues	95,331	122,174

EXPENSES AND OTHER:
Direct expense of events	15,086	19,397
NASCAR purse and sanction fees	17,141	21,725
Other direct operating expense	8,610	10,075
General and administrative	17,224	16,510
Depreciation and amortization	9,268	9,024
Interest expense, net (Note 5)	5,949	4,434
Other expense (income), net	(920)	110

Total Expenses and Other	72,358	81,275

Income Before Income Taxes	22,973	40,899
Income Tax Provision	8,937	16,155

NET INCOME	$14,036	$24,744

Basic Earnings Per Share (Note 6)	$0.32	$0.58

Weighted Average Shares Outstanding	43,915	42,999

Diluted Earnings Per Share (Note 6)	$0.32	$0.57

Weighted Average Shares Outstanding	44,216	43,332

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

					Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings	Fair Market Value Adjustment	Unrealized Holding Gain (Loss)	Total Stock- holders’ Equity
	Shares	Amount
BALANCE - JANUARY 1, 2005	43,887	$439	$207,781	$424,981	$115	$9	$633,325
Net income	—	—	—	14,036	—	—	14,036
Fair market value adjustment to interest rate hedge, net of tax	—	—	—	—	404	—	404
Change in net unrealized gain (loss) on marketable equity securities, net of tax	—	—	—	—	—	(19)	(19)

Comprehensive income							14,421
Exercise of stock options	66	1	1,810	—	—		1,811
Tax benefit from exercise of stock options	—	—	260	—	—	—	260

BALANCE - MARCH 31, 2005	43,953	$440	$209,851	$439,017	$519	$(10)	$649,817

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,036	$24,744
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of property and equipment	(1,102)	—
Depreciation and amortization	9,268	9,024
Amortization of deferred income	(263)	(302)
Changes in operating assets and liabilities:
Accounts and notes receivable	(28,445)	(25,149)
Prepaid and accrued income taxes	8,511	15,994
Inventories	(780)	(394)
Prepaid expenses and other current assets	(1,369)	12,388
Accounts payable	5,449	2,938
Deferred race event income	46,512	6,457
Accrued expenses and other liabilities	4,588	4,717
Deferred income	244	363
Other assets and liabilities	597	(499)

Net Cash Provided By Operating Activities	57,246	50,281

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(39)	(29)
Borrowings under long-term debt	3,153	—
Payments of loan amendment costs	(859)	—
Exercise of common stock options	1,811	6,498
Issuance of stock under employee stock purchase plan	—	410

Net Cash Provided By Financing Activities	4,066	6,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,988)	(22,481)
Proceeds from sales of property and equipment	472	—
Increase in notes and other receivables:
Affiliates	(120)	(111)
Other	—	(450)
Repayment of notes and other receivables:
Affiliates	1,123	1,123
Other	3,631	—

Net Cash Used By Investing Activities	(25,882)	(21,919)

Net Increase In Cash and Cash Equivalents	35,430	35,241
Cash and Cash Equivalents At Beginning Of Period	216,731	134,472

Cash and Cash Equivalents At End Of Period	$252,161	$169,713

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$1,329	$848
Cash paid for income taxes	478	229
Supplemental Information Of Noncash Investing And Financing Activities:
Increase in accounts payable for capital expenditures	223	1,999

See notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries, 600 Racing, Inc., Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC, Speedway Funding LLC, Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA LLC a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “six” speedways exclude NCS, where no NASCAR-sanctioned races are scheduled in 2005.

See Note 1 to the December 31, 2004 Consolidated Financial Statements for further description of the Company’s business operations, properties and scheduled events.

2. SIGNIFICANT ACCOUNTING POLICIES

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended December 31, 2004 included in its 2004 Annual Report on Form 10-K.

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

Revenue and Expense Recognition — The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes TSI, MBM and certain SMI Properties merchandising revenues, Legends Car and parts sales, The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”) revenues, Oil-Chem revenues, and industrial park rentals.

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

Non-Event Souvenir Merchandise and Other Revenues — The Company recognizes revenue when products are shipped, title transfers to customers, right of return or cancellation provisions expire and collection is probable. For products sold on consignment through electronic media programming or other promotional activities, revenues are recognized upon product shipment by promoters to customers, or purchase by reseller customers, and expiration of any right of return or cancellation provisions. Product sold on consignment with right of return or cancellation provisions has not been significant.

Naming Rights — The Company presently has two ten-year naming rights agreements which renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway for combined gross fees aggregating approximately $69,000,000 to be received over the ten-year agreement terms which commenced in 2002 and 1999, respectively. Annual contracted fee revenues, and associated expenses, are recognized as associated events are held each year in accordance with the respective agreement terms.

Food and Beverage Management Agreement — Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) have exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s six speedways and other outside venues under a long-term food and beverage management agreement. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The Company’s operating profits associated with such activities provided by the Levy Group are reported as net commission revenue in event related revenue and other operating revenue.

Quarterly Reporting — The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at the Company’s speedways from time to time lessen the comparability of operating results between quarterly financial statements of successive years.

The more significant racing schedule changes for the three months ended March 31, 2005 as compared to 2004 include the following:

•	BMS hosted NASCAR-sanctioned NEXTEL Cup and Busch Series racing events in the first quarter 2004 that are being held and reported in the second quarter 2005.

•	AMS hosted a NASCAR Busch Series race in the first quarter 2005 that was held and reported in the fourth quarter 2004.

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

In December 2004, SFAS No. 123R “Shared-Based Payment” was issued which, among other things, establishes standards for the accounting for transactions where entities exchange their equity instruments for goods or services and focuses primarily on accounting for transactions where entities obtain employee services in share-based payment transactions. SFAS No. 123R: (i) generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period; (ii) applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date; and (iii) is effective for the Company as of the beginning of its first quarter 2006. As further presented below, the Company currently applies the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB No. 123” whereby the pro forma effect on net income and earnings per share is presented based on compensation cost for stock options and the employee stock purchase plan determined using the fair value recognition provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS No. 123R on its financial position and results of operations, along with the underlying valuation methods and assumptions.

Segment Disclosures — The Company periodically evaluates the possible effects of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” on its financial statement disclosures. The Company’s motorsports related operations comprise one operating segment and encompass all admissions, event related, NASCAR broadcasting, and other motorsports related souvenir merchandising operating revenues and associated expenses. The Company’s motorsports related operations encompass similar types and classes of customers and similar methods for providing or distributing motorsports related services, souvenirs and other merchandise. Other Company operations are comprised of non-motorsports and non-event related merchandising activities that presently are not significant relative to those of motorsports related operations. As such, management believes the Company has only one reportable segment. At this time, SFAS No. 131 continues to have no effect on the Company’s financial statement disclosures.

Stock-Based Compensation and Formula Stock Option Plan — The Company continues to account for stock-based employee compensation using Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” which recognizes compensation cost based on the intrinsic value of equity instruments awarded as permitted under SFAS No. 123 “Accounting for Stock-Based Compensation”. All stock options granted under the Company’s 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. Based on the terms of these stock option plans and the Employee Stock Purchase Plan, no compensation cost has been reflected in net income for these plans.

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

	Three Months Ended March 31:
	2005	2004
Net income as reported	$14,036	$24,744
Less: Stock-based compensation expense determined using fair value method, net of taxes	(510)	(835)

Pro forma net income	$13,526	$23,909

Basic Earnings Per Share:
As reported	$0.32	$0.58

Pro forma	$0.31	$0.56

Diluted Earnings Per Share:
As reported	$0.32	$0.57

Pro forma	$0.31	$0.55

The fair value of stock option grants for the 1994 Stock Option, 2004 Stock Incentive and Formula Stock Option plans is estimated on grant date using the Black-Scholes option-pricing model using the following:

	Three Months Ended March 31:
	2005	2004
Options granted	50,000	50,000
Weighted average grant-date fair values	$9.52	$6.88
Expected volatility	24.2%	24.2%
Risk-free interest rates	3.6%	3.3%
Expected lives (in years)	4.6	4.6
Dividend yield	0.8%	1.0%

For the three months ended March 31, 2004, the fair value of options exercised under the employee stock purchase plan is estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 24.2%, risk-free interest rates of 1.0%, expected lives of 0.5 years; and dividend yields of 0.9%. No shares are being granted to employees under the Employee Stock Purchase Plan for the calendar year 2005.

3. INVENTORIES – Inventories consist of the following components (in thousands):

	March 31, 2005	December 31, 2004
Souvenirs and apparel	$12,544	$11,429
Finished vehicles, parts and accessories	4,319	4,830
Micro-lubricant™ and other	1,491	1,315

Total	$18,354	$17,574

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At March 31, 2005 and December 31, 2004, inventories reflect provisions of $7,136,000 and $6,453,000.

4. GOODWILL AND OTHER INTANGIBLE ASSETS – Goodwill and other intangible assets represents the excess of business acquisition costs over the fair value of net assets acquired, and all such intangible assets are associated with the Company’s motorsports related reporting unit. The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. The Company evaluates goodwill and other intangible assets for possible impairment annually as of April 1, or when events or circumstances indicate possible impairment may have occurred, using the direct value method based on expected future undiscounted operating cash flows and profitability attributable to such assets. Management’s latest annual assessment of goodwill and other intangible assets as of April 1, 2004 indicated there has been no impairment, and there have since been no events or circumstances which might indicate possible impairment as of March 31, 2005.

All present goodwill and other intangible assets are associated with the Company’s motorsports related activities. Nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation is expected to continue indefinitely. Changes in the carrying value of goodwill for the three months ended March 31, 2005 consisted of insignificant activity amounting to $31,000. As of March 31, 2005 and December 31, 2004, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	March 31, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period

Nonamortizable race event sanctioning and renewal agreements	$98,769	—	$98,769	$98,769	—	$98,769	—
Amortizable network and other media promotional contracts	3,320	$(209)	3,111	3,320	$(177)	3,143	30

Total	$102,089	$(209)	$101,880	$102,089	$(177)	$101,912

5. LONG-TERM DEBT

Bank Credit Facility and 2005 Amendment — The Company has a long-term, revolving credit facility and term loan (collectively, the Credit Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. In March 2005, the Company amended the Credit Facility which, among other things, modified the following terms and conditions: (i) the revolving credit facility overall borrowing limit of $250,000,000, the five-year term loan, and separate sub-limit of $10,000,000 for 15-day swing line loans were retained, with an increase in the separate sub-limit for standby letters of credit from $10,000,000 to $75,000,000; (ii) extended maturity from May 2008 to March 2010; (iii) increased allowable annual aggregate payments of dividends and repurchases of SMI securities from $17,500,000 to $75,000,000, and up to $150,000,000, subject to maintaining certain revised financial covenants; (iv) expanded permitted investments of available cash; (v) reduced interest based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%; and (vi) reduced unused commitment fees from 0.375% to 0.25%.

The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Also, the Company is required to meet certain financial covenants, including specified levels of net worth and ratios of (i) funded senior debt to EBITDA, (ii) funded debt to EBITDA and (iii) earnings before interest and taxes (EBIT) to interest expense, among other items. The Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without lender consent and on annual consolidated capital expenditures over the loan term. Outstanding borrowings under the revolving credit facility amounted to $50,000,000 at March 31, 2005 and December 31, 2004, and under the term loan amounted to $50,000,000 at March 31, 2005 and $46,875,000 at December 31, 2004. As of March 31, 2005, outstanding letters of credit amounted to $1,181,000, and the Company could borrow up to an additional $198,819,000 under the Credit Facility. As amended, quarterly principal payments are due under the term loan as follows (for annual periods ending March 31): $0 in 2006, $6,250,000 in 2007, $12,500,000 in 2008, $12,500,000 in 2009, and $18,750,000 in 2010.

Senior Subordinated Notes — In 2003, the Company completed a private placement of 6¾% Senior Subordinated Notes due 2013 in the aggregate principal amount of $230,000,000 and exchanged these notes for substantially identical notes registered under the Securities Act. In July 2004, the Company completed a private placement of an $100,000,000 add-on offering to the $230,000,000 Senior Subordinated Notes issued in May 2003. The proceeds were used to acquire certain tangible and intangible assets and operations of North Carolina Speedway for approximately $100.4 million in cash as part of the July 2004 “Ferko” shareholder lawsuit settlement. The intangible assets acquired in settlement were principally non-amortizable NASCAR race event sanctioning and renewal agreements under which the Company plans to conduct a second annual NEXTEL Cup and Busch Series racing event at TMS beginning November 2005. The Company filed a registration statement in August 2004 to exchange these add-on notes for substantially identical notes registered under the Securities Act and completed the exchange offer in October 2004. The add-on notes are identical to the Senior Subordinated Notes issued in May 2003 with the same interest rate, maturity, covenants, limitations, and other terms and are governed by the same indenture (hereafter both issuances are referred to as the Senior Subordinated Notes).

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

The Credit Facility and Senior Subordinated Notes contain other required and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledge of assets to third parties, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of March 31, 2005. See Note 5 to the December 31, 2004 Consolidated Financial Statements for further information on the terms and conditions of the Credit Facility and the Senior Subordinated Notes.

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

Under the cash flow hedge, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR, and under the fair value hedge, the Company pays a variable interest rate based on 1.97% over LIBOR and receives a 6.75% fixed interest rate, each on principal notional amounts of $50,000,000. The agreements provide for quarterly settlement and expire corresponding with the underlying hedged debt terms. At March 31, 2005 and December 31, 2004, the Company has reflected net derivative assets (liabilities) for these hedges combined of approximately $226,000 and $371,000, with $623,000 in liabilities and $181,000 in assets, and $519,000 and $115,000 in other comprehensive income, after income taxes of $330,000 and $75,000.

Subsidiary Guarantees — Amounts outstanding under the Credit Facility and Senior Subordinated Notes are guaranteed by all of SMI’s operative subsidiaries except for one minor wholly-owned subsidiary, Oil-Chem. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to SMI.

Interest Expense, Net — Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended March 31:
	2005	2004
Gross interest costs	$7,046	$5,163
Less: capitalized interest costs	(173)	(444)

Interest expense	6,873	4,719
Interest income	(924)	(285)

Interest expense, net	$5,949	$4,434

Weighted-average interest rate on borrowings under bank revolving credit facility	4.4%	3.2%

6. PER SHARE DATA - The following schedule reconciles basic and diluted earnings per share (dollars and shares in thousands):

	Three Months Ended March 31:
	2005	2004
Net income available to common stockholders and assumed conversion	$14,036	$24,744

Weighted average common shares outstanding	43,915	42,999
Dilution effect of assumed conversions:
Common stock equivalents - stock options	301	333

Weighted average common shares outstanding and assumed conversions	44,216	43,332

Basic earnings per share	$0.32	$0.58

Diluted earnings per share	$0.32	$0.57

Anti-dilutive common stock equivalent shares excluded in computing diluted earnings per share	22	77

Stock Repurchase Program – In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1,000,000 shares of outstanding Company $.01 par value common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5), and other factors the Board of Directors, in its sole discretion, may consider relevant. The purchases could be in the open market or private transactions. The stock repurchase program will be funded using the Company’s working capital and may be suspended or discontinued at any time.

7. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at March 31, 2005 and December 31, 2004 include $1,014,000 and $1,006,000, including accrued interest, due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at March 31, 2005 and December 31, 2004 include $1,879,000 and $2,855,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman before July 30, 2002 and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to Mr. Smith that it would no longer make payments under the split-dollar life insurance trust arrangements or advances for his benefit.

The Company has made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer for various corporate purposes before July 30, 2002. Notes and other receivables from affiliates at March 31, 2005 and December 31, 2004 include $5,828,000 and $5,863,000 due from Sonic Financial. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before March 31, 2006, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2004 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances, and decreases from repayments by affiliates.

Notes and other receivables from affiliates at March 31, 2005 and December 31, 2004 also include $295,000 due from a corporation that is a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. The amount due is payable on demand, is collateralized by certain personal property, and because the Company does not require repayment before March 31, 2006, has been classified as noncurrent assets in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and affiliate.

Amounts payable to affiliate at March 31, 2005 and December 31, 2004 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. For the three months ended March 31, 2005 and 2004, rent expense for 600 Racing approximated $49,000 each period, and for SMI Properties approximated $60,000 and $52,000. The Company believes the leases contain terms more favorable to the Company than could be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMI Properties, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties. At March 31, 2005 and December 31, 2004, there are no amounts owed to Chartown.

LVMS purchased new vehicles for employee use from a subsidiary dealership of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $213,000 in the three months ended March 31, 2005. There we no purchases in the three months ended March 31, 2004. The Company believes the purchase terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At March 31, 2005 and December 31, 2004, there are no amounts owed to SAI.

Oil-Chem sold zMax micro-lubricant™ product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $391,000 and $347,000 for the three months ended March 31, 2005 and 2004. At March 31, 2005, approximately $220,000 was due from SAI and amounts due at December 31, 2004 were not significant. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

With respect to the foregoing transactions, interest expense accrued on amounts payable to, and interest income earned on amounts due from, affiliates is summarized as follows (in thousands):

	Three Months Ended March 31:
	2005	2004
Interest expense	$30	$27
Interest income	120	110

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

Debra Kirwan and The Zone, Inc. filed a lawsuit against TSI in the United States District Court for the Eastern District of Pennsylvania on December 21, 2004. A response is due on May 2, 2005. Plaintiffs claim the defendant conspired to misappropriate their potential “interactive storybook”. Plaintiffs’ claims include declaratory relief, false designation of origin, unfair competition and false advertising under the Lanham Act, false marking pursuant to the Patent Act, breach of fiduciary duties, breach of contract, violation of unfair trade practices and consumer protection law, misappropriation and conversion, civil conspiracy and fraud against TSI, QVC, Inc., Home Shopping Network, Aaron Clark Industries and Aaron Clark, individually. Plaintiff has not specified any amount of damages. TSI intends to deny the claims against it. In addition, TSI’s contract with QVC requires that TSI indemnify and hold QVC harmless against these claims. TSI and QVC intend to pursue a joint defense of the claims, although both will have separate counsel for the limited purpose of reviewing pleadings for any conflicting issues. TSI believes that it has meritorious defenses to plaintiffs’ claims and intends to vigorously defend itself against plaintiffs’ claims. Management does not expect that the disposition of this case will have a material adverse effect on the Company’s financial position or future results of operations.

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

9. STOCK COMPENSATION PLANS (Note 2)

2004 Stock Incentive Plan — The 2004 Stock Incentive Plan (the 2004 Plan) was adopted by SMI’s Board of Directors in February 2004 and approved by stockholders at the 2004 Annual Meeting. Awards under the 2004 Plan may be in the form of incentive stock options, non-statutory stock options or restricted stock. All stock options granted in 2004 had exercise prices equal to the fair or trading value of the Company’s common stock at grant date, vest in equal installments over three years, and expire ten years from grant date. In 2005, there have been no awards of incentive stock options, non-statutory stock options or restricted stock under the 2004 Plan.

1994 Stock Option Plan — The 1994 Stock Option Plan (the 1994 Plan) expired by its terms on December 21, 2004. After that date, no further options can be granted under the 1994 Plan. Approval of the 2004 Plan described above, and termination of the 1994 Plan, did not adversely affect rights under any outstanding stock options previously granted under the 1994 Plan. All options granted to purchase shares under this plan generally expire ten years from grant date. The exercise price of all stock options granted through 2004 was the fair or trading value of the Company’s common stock at grant date. All stock options granted in 2004 vest in equal installments over three years and all stock options granted before 2004 are fully vested.

Formula Stock Option Plan — The Company granted options under the Formula Stock Option Plan to purchase 10,000 shares of common stock to each of five outside directors as of January 3, 2005 at an exercise price per share of $38.18 which equaled market value at date of grant.

Employee Stock Purchase Plan — No shares are being granted to employees under the Employee Stock Purchase Plan for the calendar year 2005.

See Note 10 to the December 31, 2004 consolidated financial statements for additional information and terms of the Company’s stock incentive, stock option and employee stock purchase plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read along with the Consolidated Financial Statements and Notes.

Overview

The Company’s revenues and expenses are classified in the following categories because they are important to, and used by, management in assessing operations: admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all of our events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways.

“Other operating revenue” includes: revenues of TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; certain merchandising revenues of SMI Properties and its wholly-owned subsidiary, MBM, a wholesale and retail mail-order distributor of racing and other sports related souvenir merchandise and apparel; Legends Car and parts sales of 600 Racing, Inc; restaurant, catering and membership income from the Speedway Clubs at LMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant™; and industrial park rentals.

The Company’s revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than souvenir sales, as well as sales of TSI, Legends Cars, Oil-Chem, SMI Trackside, MBM or other operating revenues.

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

Seasonality and Quarterly Results

In 2005, the Company plans to hold 19 major annual racing events sanctioned by NASCAR, including 11 NEXTEL Cup and eight Busch Series racing events. The Company also plans to hold two Indy Racing League (IRL) racing events, seven NASCAR Craftsman Truck Series racing events, two International Race of Champions (IROC) racing events, four major National Hot Rod Association (NHRA) racing events, one Champ Car World Series (formerly known as CART) (CCWS) racing event, and two World of Outlaws (WOO) racing events. In 2004, the Company held 17 major annual racing events sanctioned by NASCAR, including 10 NEXTEL Cup and seven Busch Series racing events, two IRL racing events, six NASCAR Craftsman Truck Series racing events, one CCWS racing event, two IROC racing events, four major NHRA racing events, and three WOO racing events. The Company’s business has been, and is expected to remain, highly seasonal.

The Company sometimes produces minimal operating income during the third quarter when it hosts only one major NASCAR race weekend. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three months ended March 31, 2005 and 2004 are not indicative of results that may be expected for the entire year because of such seasonality.

The 19 major NASCAR sanctioned races to be held in 2005 include the new NEXTEL Cup and Busch Series races at TMS. Set forth below is certain comparative summary information with respect to the Company’s scheduled major NASCAR-sanctioned racing events for 2005 and 2004:

	Number of scheduled major NASCAR-sanctioned events
	2005	2004
1st Quarter	4	5
2nd Quarter	8	6
3rd Quarter	2	2
4th Quarter	5	4

Total	19	17

RESULTS OF OPERATIONS

The more significant racing schedule changes for the three months ended March 31, 2005 as compared to 2004 include the following:

•	BMS hosted NASCAR NEXTEL Cup and Busch Series racing events in the first quarter 2004 that are being held and reported in the second quarter 2005.

•	AMS hosted a NASCAR Busch Series race in the first quarter 2005 that was held and reported in the fourth quarter 2004.

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

Total Revenues for the three months ended March 31, 2005 decreased by $26.8 million, or 22.0%, from such revenues for the same period in 2004 due to the factors discussed below.

Admissions for the three months ended March 31, 2005 decreased by $16.6 million, or 34.1%, from such revenue for the same period in 2004. This decrease is due primarily to BMS hosting NASCAR-sanctioned NEXTEL Cup and Busch Series racing events in the first quarter 2004 that are being held and reported in the second quarter 2005. The overall decrease was partially offset by continued growth in admissions at NASCAR-sanctioned racing events at AMS and LVMS, and to a lesser extent, the AMS NASCAR Busch Series racing event, held in the current period.

Event Related Revenue for the three months ended March 31, 2005 decreased by $4.2 million, or 13.1%, from such revenue for the same period in 2004. This decrease is due primarily to BMS hosting NASCAR NEXTEL Cup and Busch Series racing events in the first quarter 2004 that are being held and reported in the second quarter 2005. The overall decrease was partially offset by increased sponsorship, luxury suite rentals and other event related revenues associated with the growth in admissions at NASCAR-sanctioned racing events held at AMS and LVMS in the current period.

NASCAR Broadcasting Revenue for the three months ended March 31, 2005 decreased by $5.3 million, or 17.2%, from such revenue for the same period in 2004. This decrease is due primarily to NASCAR NEXTEL Cup and Busch Series racing events at BMS in the first quarter 2004 that will be held and reported in the second quarter 2005. The overall decrease was partially offset by increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events, and to a lesser extent, the AMS NASCAR Busch Series racing event, held in the current period.

Other Operating Revenue for the three months ended March 31, 2005 decreased by $744,000, or 6.9%, from such revenue for the same period in 2004. This decrease is due primarily to lower TSI and Oil-Chem revenues, which were partially offset by higher Legends Car revenues, in the current period.

Direct Expense of Events for the three months ended March 31, 2005 decreased by $4.3 million, or 22.2%, from such expense for the same period in 2004. This decrease is due primarily to NASCAR NEXTEL Cup and Busch Series racing events at BMS in the first quarter 2004 that will be held and reported in the second quarter 2005. The overall decrease was partially offset by higher operating costs associated with the growth in admissions and other event related revenues at NASCAR-sanctioned racing events held at AMS and LVMS, and new taxes on certain admission and other event related revenues and higher advertising costs, in the current period.

NASCAR Purse and Sanction Fees for the three months ended March 31, 2005 decreased by $4.6 million, or 21.1%, from such expense for the same period in 2004. This decrease is due primarily to NASCAR NEXTEL Cup and Busch Series racing events at BMS in the first quarter 2004 that will be held and reported in the second quarter 2005. The overall decrease was partially offset by higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events, and to a lesser extent, the AMS NASCAR Busch Series racing event, held in the current period.

Other Direct Operating Expense for the three months ended March 31, 2005 decreased by $1.5 million, or 14.5%, from such expense for the same period in 2004. This decrease is due primarily to decreased operating costs associated with lower TSI and Oil-Chem revenues, which were partially offset by higher operating costs associated with higher Legends Car revenues, in the current period.

General and Administrative Expense for the three months ended March 31, 2005 increased by $714,000, or 4.3%, over such expense for the same period in 2004. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations.

Depreciation and Amortization Expense for the three months ended March 31, 2005 increased by $244,000, or 2.7%, over such expense for the same period in 2004. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities.

Interest Expense, Net for the three months ended March 31, 2005 was $5.9 million compared to $4.4 million for the same period in 2004. This increase is due primarily to the $100.0 million add-on offering to the $230.0 million 6¾% Senior Subordinated Notes in July 2004, to increased average interest rates on borrowings under the bank revolving credit facility and term loan, and to lower capitalized interest during the current period. The overall increase was partially offset by increased interest income earned on higher average invested cash balances and lower average outstanding borrowings under the bank revolving credit facility during the current period.

Other Expense (Income), Net. Other income, net for the three months ended March 31, 2005 was $920,000 compared to other expense, net of $110,000 for the same period in 2004. This change is due primarily to current period recognition of previously deferred gain on the sale of certain land in the third quarter 2004 which was being recognized into income using the installment method. The associated note receivable was collected in full in the first quarter 2005 resulting in gain recognition. No such gain was recognized in 2004. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the three months ended March 31, 2005 and 2004 was 38.9% and 39.5%. The current period change is due primarily to providing for valuation allowances against deferred tax assets, associated with state net operating loss carryforwards, in 2004 which management considered unnecessary in the current period because ultimate realization was determined more likely than not.

Net Income for the three months ended March 31, 2005 decreased by $10.7 million, or 43.3%, compared to the same period in 2004. This change is due to the factors discussed above.

Liquidity and Capital Resources

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the three months ended March 31, 2005 resulted primarily from:

(1)	net cash generated by operations amounting to $57.2 million;

(2)	borrowings under long-term debt amounting to $3.2 million; and

(3)	cash outlays for capital expenditures amounting to $31.0 million.

Cash flows from operations in the three months ended March 31, 2005 compared to 2004 reflect decreases in net income and increases in deferred race event income resulting primarily from BMS hosting NASCAR NEXTEL Cup and Busch Series racing events in the first quarter 2004 that are being held and reported in the second quarter 2005 as further discussed in “Results of Operations” above, increases in deferred race event income associated with the new NASCAR NEXTEL Cup and Busch Series racing events at TMS scheduled to be held in November 2005, and from recovery of certain other current assets upon resale in 2004.

At March 31, 2005, the Company had cash and cash equivalents totaling $252.2 million and had $50.0 million in outstanding borrowings under the $250.0 million Revolving Credit Facility, with availability for borrowing up to an additional $198.8 million. At March 31, 2005, net non-current deferred tax liabilities totaled $193.5 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

The Company had the following contractual cash obligations and other commercial commitments as of March 31, 2005 (in thousands):

		Payments Due By Period
Contractual Cash Obligations (1)	Total	Current	1-3 Years	3-5 Year	Thereafter
Current liabilities, excluding current maturities of long-term debt and deferred race event income	$43,964	$43,964	—	—	—
Long-term debt, including current maturities (2)	430,263	161	$18,852	$81,250	330,000
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	1,451	—	—	1,451	—
Interest on fixed rate debt obligations (1)	181,913	22,275	44,550	44,550	70,538
Operating leases	2,158	801	1,050	307	—

Total Contractual Cash Obligations	$662,343	$67,201	$64,452	$127,558	$403,132

		Commitment Expiration By Period
Other Commercial Commitments	Total	Current	1-3 Years	3-5 Years	Thereafter
Letters of credit, Total Other Commercial Commitments	$1,181	$1,181	—	—	—

(1)	Contractual cash obligations above exclude: (a) interest payments under the Company’s floating rate Revolving Credit Facility and Term Loan which had outstanding borrowings aggregating $100.0 million and average interest rates of 4.2% as of March 31, 2005 (cash paid for interest, net of amounts capitalized, was approximately $1.3 million in the three months ended March 31, 2005); (b) income taxes that may be paid in future years (cash paid for income taxes was approximately $0.5 million in the three months ended March 31, 2005); and (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs.
(2)	At March 31, 2005, includes required quarterly principal payments under the Term Loan aggregating (for annual periods ending March 31): $0 in 2006, $6.3 million in 2007, $12.5 million in 2008 and 2009, and $18.7 million in 2010.

Future Liquidity. The Company anticipates that cash from operations and funds available through the Credit Facility will be sufficient to meet its operating needs at least through 2005, including estimated planned capital expenditures of $55.0 to $65.0 million and payment of any future dividends that may be declared. Based upon anticipated future growth and financing requirements, the Company may, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase its debt and equity securities, depending on liquidity, prevailing market conditions, and such factors as permissibility under the Credit Facility and Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility and the Senior Subordinated Notes agreements do not restrict the ability of Company subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and have generally experienced improvement in its financial condition, liquidity and credit availability, additional liquidity and other resources could be needed to fund continued growth, including the continued expansion and improvement of the Company’s speedways and other facilities.

Credit Facility — The Credit Facility, executed in May 2003, consists of a senior revolving facility (the Revolving Facility) and term loan (the Term Loan) provided by a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility provides for borrowings in an aggregate principal amount of up to $250.0 million, and includes a sub-limit of $10.0 million for borrowings under 15-day swing line loans. In March 2005, the Credit Facility was amended to, among other things: (i) increase the separate sub-limit for standby letters of credit from $10.0 million to $75.0 million, while maintaining the overall revolving credit facility borrowing limit of $250.0 million; (ii) extend maturity from May 2008 to March 2010; (iii) increase allowable annual aggregate payments of dividends and repurchases of SMI securities from $17.5 million to $75.0 million, and up to $150.0 million, subject to maintaining certain revised financial covenants; (iv) expand permitted investments of available cash; and (v) reduce interest based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the amended Credit Facility, subject to certain conditions on the date borrowed. The amended Term Loan, initially in the aggregate principal amount of $50.0 million, is being amortized by quarterly payments commencing in 2006 through final maturity in 2010.

The Credit Facility contains a number of affirmative and negative financial covenants. These financial covenants require the Company to maintain certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), funded senior debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, making specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, sales of assets, and the incurrence of debt. Indebtedness under the Credit Facility is guaranteed by all operative Company subsidiaries except Oil-Chem (the Guarantors), and is secured by a pledge of all the capital stock and limited liability company interests, as the case may be, of the Guarantors.

Senior Subordinated Notes — The Senior Subordinated Notes mature on June 1, 2013 and interest is paid semi-annually on June 1 and December 1. On or after June 1, 2008, the Company may redeem some or all of the Senior Subordinated Notes at any time at annually declining redemption premiums. On or before June 1, 2006, the Company may redeem up to 35% of the Senior Subordinated Notes with the proceeds from certain equity offerings at a redemption premium. In the event of a change of control, the Company must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest. The Indenture governing the Senior Subordinated Notes (the Senior Subordinated Notes Indenture), among other things, restricts the Company’s ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with affiliates; merge or consolidate; sell equity interests of subsidiaries; and sell, assign, transfer, lease, convey, or dispose of assets. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes Indenture and the Credit Facility agreement contain cross-default provisions. See Note 5 to the Consolidated Financial Statements for additional information.

Capital Expenditures

Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue.

At March 31, 2005, the Company had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at its speedways. In 2004, BMS began construction of new luxury speedway and dragway suites and new permanent dragway seats. Completion of BMS’s expansion is presently scheduled for 2005. Similar to prior years, the Company continues to expand concessions, camping, restrooms and other fan amenities at certain facilities. In 2005, LVMS plans to begin construction of approximately 14,000 new permanent grandstand seats for a net increase of approximately 8,000, completion of which is presently scheduled for 2006. The Company plans to install or enhance “SAFER” crash walls at several of its speedways, resurface LMS’s superspeedway, and purchase certain land for expansion or development. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways.

The estimated aggregate cost of capital expenditures in 2005 approximates $55.0 to $65.0 million. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

Dividends

Any decision concerning the payment of common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 5 to the Consolidated Financial Statements, the Credit Facility was amended in March 2005 which, among other things, increased allowable annual aggregate payments of dividends and repurchases of SMI securities from $17.5 million to $75.0 million, and up to $150.0 million, subject to maintaining certain revised financial covenants. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants.

Stock Repurchase Program

In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to one million shares of outstanding Company $.01 par value common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors, in its sole discretion, may consider relevant. The purchases could be in the open market or private transactions. The stock repurchase program will be funded using the Company’s working capital and may be suspended or discontinued at any time. As of April 28, 2005, no shares had been repurchased under this program.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the Company had outstanding letters of credit aggregating $1.2 million as of March 31, 2005. As further described in “Near-term Operating Factors” below, the Company amended its Credit Facility in March 2005 which, among other things, increased the separate sub-limit for standby letters of credit in anticipation of possible increases in the Company’s bulk commodity business and other business transactions. The Company presently does not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In December 2004, SFAS No. 123R “Shared-Based Payment” was issued which, among other things, establishes standards for the accounting for transactions where entities exchange their equity instruments for goods or services and focuses primarily on accounting for transactions where entities obtain employee services in share-based payment transactions. SFAS No. 123R: (i) generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period; (ii) applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date; and (iii) is effective for the Company as of the beginning of its first quarter 2006. As further presented below, the Company currently applies the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB No. 123” whereby the pro forma effect on net income and earnings per share is presented based on compensation cost for stock options and the employee stock purchase plan determined using the fair value recognition provisions of SFAS No. 123. The Company is currently assessing the impact of adopting SFAS No. 123R on its financial position and results of operations, along with the underlying valuation methods and assumptions.

Segment Disclosures — The Company periodically evaluates the possible effects of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” on its financial statement disclosures. The Company’s motorsports related operations comprise one operating segment and encompass all admissions, event related, NASCAR broadcasting, and other motorsports related souvenir merchandising operating revenues and associated expenses. The Company’s motorsports related operations encompass similar types and classes of customers and similar methods for providing or distributing motorsports related services, souvenirs and other merchandise. Other Company operations are comprised of non-motorsports and non-event related merchandising activities that presently are not significant relative to those of motorsports related operations. As such, management believes the Company has only one reportable segment. At this time, SFAS No. 131 continues to have no effect on the Company’s financial statement disclosures.

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors:

•	Current Operating Trends. Management believes NASCAR may implement rule changes for the NASCAR NEXTEL Cup Series and possibly introduce a new prototype car in 2006 that should increase competition on the speedways. The 2004 and to-date 2005 television ratings for the NASCAR NEXTEL Cup Series increased over the prior year, with television ratings during the “Chase for the Cup” – the last ten races of the 2004 season—that are particularly encouraging. Management believes these rating increases bode well for negotiation of the NASCAR broadcast contracts, which generally expire after 2006.

For the Company’s 2005 racing season, sponsorship and other event related revenues continue to show favorable trends with all of the Company’s NASCAR NEXTEL Cup and Busch event sponsorships pre-sold. Tickets and luxury suites are essentially sold-out for BMS’s April and August 2005 NEXTEL Cup events, while ticket sales at AMS and TMS approximately equal, and at LMS are slightly below, ticket sales at the same time last year. Also, advance ticket and other sales for the Company’s new additional NASCAR NEXTEL Cup and Busch Series racing events at TMS, scheduled to be held in November 2005, are trending favorably. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

The national incidents of September 11, 2001, along with the Iraq war and terrorism alerts, have raised a combination of operating factors never before encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Those factors continue to affect consumer and corporate spending sentiment. While management believes the Company’s strong operating cash flow will continue, economic conditions, rising fuel prices, and the competitiveness of racing can affect ticket, corporate marketing, sponsorships and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, near-term ticket sales, particularly to corporate customers, and suite rentals, hospitality and other event revenues may continue to be adversely impacted by these and other factors. Management decided not to increase many ticket and concession prices in 2005 to help foster fan support and mitigate any near-term demand weakness. Economic conditions could be severely affected by future actual or threats of similar or other national, regional or local incidents, which could materially adversely impact the Company’s future operating results.

•	NASCAR Broadcasting Rights Agreement. Fiscal 2005 is the Company’s fifth year under the multi-year consolidated domestic television broadcast rights agreement for NASCAR NEXTEL Cup and Busch Series events. This agreement is expected to provide the Company with future increases in contracted broadcasting revenues. The Company’s total revenues under this domestic broadcast rights agreement, based on the current race schedule, are contracted for approximately $141 million in 2005. This reflects an increase of approximately $31 million or 28% over 2004, and includes the new NEXTEL Cup racing event at TMS. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR may continue. Purse and sanction fees are negotiated with NASCAR on an annual basis.

•	Accounting for Stock Based-Compensation. As further described above in “Recently Issued Accounting Standards”, SFAS No. 123R “Shared-Based Payment” was issued in December 2004 which requires, among other things, recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period and is effective for the Company as of the beginning of its first quarter 2006. The Company currently applies the disclosure provisions whereby the pro forma effect on net income and earnings per share is presented based on compensation cost for stock options and the employee stock purchase plan determined using the fair value recognition provisions of SFAS No. 123. Management is currently assessing the impact of adopting SFAS No. 123R on the Company’s financial position and results of operations, along with the underlying valuation methods and assumptions. Any compensation cost is not determinable until such time that restricted stock or option grant award amounts, prices and vesting provisions, among other factors, are known.

•	2005 Bank Credit Facility Amendment. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 5 to the Consolidated Financial Statements, in March 2005, the Company amended its Credit Facility to, among other things: (i) increase the separate sub-limit for standby letters of credit from $10.0 million to $75.0 million, while maintaining the overall revolving credit facility borrowing limit of $250.0 million; (ii) extend maturity from May 2008 to March 2010; (iii) increase allowable annual aggregate payments of dividends and repurchases of SMI securities from $17.5 million to $75.0 million, and up to $150.0 million, subject to maintaining certain revised financial covenants; (iv) expand permitted investments of available cash; and (v) reduce interest which will be based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The separate sub-limit for standby letters of credit was increased in anticipation of possible increases in the Company’s bulk commodity business as further described in “Other Operating Revenue” below, and for other business transactions.

•	Other Operating Revenue. Management intends to develop new merchandising opportunities, expand product offerings through electronic media promotional programming, and market racing and other sports-related souvenir merchandise and apparel with corporate customers and other third-party venues. The Company’s other operating revenues may increase depending on, among other factors, the success of such efforts, the success of motorsports, particularly NASCAR’s NEXTEL Cup Series, and future market demand, trends and competition for the Company’s non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside management’s control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While the Company’s revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization.

Because of the Company’s presence in the petroleum and automotive aftermarket industries, management may, from time to time, expand the Company’s business involving the purchase and sale of refined bulk petroleum and related products, and commodity transactions, on a fixed or hedged price basis (“bulk commodity”) utilizing cash or letters of credit issued by recognized financial institutions. The Company may enter into bulk commodity transactions with petroleum and other companies conducting business in several foreign countries. As described in “2005 Bank Credit Facility Amendment” above, the Company amended its Credit Facility to, among other things, increase the separate sub-limit for standby letters of credit to $75.0 million in anticipation of possible increases in the Company’s bulk commodity and other business transactions. Commodity hedges would be secured by the underlying commodity being hedged. Bulk commodity transactions may occur in the near future which may or may not become significant. While revenues could become significant, resulting profit margins could be affected by market and other factors such as transaction, unrecoverable and other operating costs, and could be less than those on existing operations. The accounting for bulk commodity, including underlying hedge, transactions can be affected by many factors, including contract terms, title transfer, settlement timing, underlying hedge terms and other transactional terms or conditions. Revenues and resulting profit margins, if any, could be reported on either a gross or net basis depending on the underlying transactional terms and conditions. Depending on settlement timing and other transactional factors, accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods. At this time, management is unable to determine if or when bulk commodity transactions may commence or whether resulting revenues could be material or profitable.

•	Insurance Coverage. Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted from the national incidents on September 11, 2001 and incidents such as the pedestrian bridge collapse at LMS in 2000. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. The Company has a material investment in property and equipment at each of its six speedway facilities that are generally located near highly populated cities and hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs, and further increases are possible. While management believes it has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, management cannot guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company’s speedway facilities could have a material adverse effect on its financial position and future results of operations if asset damage and/or its liability were to exceed insurance coverage limits. The occurrence of additional national incidents, and particularly incidents at sporting events, entertainment or other public venues, may significantly impair the Company’s ability to obtain such insurance coverage in the future. The Company uses a combination of insurance and self-insurance to manage various risks associated with its speedway and other properties, and motorsports events and other business risks. The Company may increase the marketing of certain products using self-insured promotional warranty programs which could subject it to increased risk of loss should the number and amount of claims significantly increase. Also, as described in “Other Operating Revenue” above, the Company may increase its bulk commodity business for which customary insurance is obtained with experienced carriers. The Company has increased and may further increase its self-insurance limits which could subject the Company to increased risk of loss should the number of incidents, damages, casualties or other claims below such self-insured limits increase. While management believes it has reasonable self-insurance limits in place, management cannot guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on the Company’s financial position and future results of operations.

•	Litigation Costs. The Company is involved in, or has recently settled, various litigation for which significant legal costs were incurred in 2004. The Company intends to defend vigorously against the claims raised in existing legal actions, and may continue to incur significant legal costs in 2005. Management is presently unable to quantify the amount of these expected legal costs, and new legal action or changes in pending or threatened legal action against the Company could result in further increases in legal costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s financial instruments with interest rate risk exposure consist only of notes receivable, bank revolving credit facility borrowings and the term loan under the Credit Facility, and two interest rate swap agreements that are sensitive to changes in interest rates. A change in interest rates of one percent on floating notes receivable and debt balances outstanding at March 31, 2005, excluding the interest rate swaps, would cause an approximate change in annual interest income of $119,000 and annual interest expense of $1.0 million.

As discussed in Note 5 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has two interest rate swap transactions that are separately designated as cash flow and fair value hedges of underlying fixed and variable rate debt obligations. The swaps have notional amounts, interest payments and maturity dates that match the underlying debt and meet the conditions for assuming no ineffectiveness using the short-cut method under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The swaps have principal notional amounts of $50.0 million, provide for quarterly settlement and expire corresponding with the underlying hedged debt terms. At March 31, 2005 and December 31, 2004, the Company has reflected net derivative assets (liabilities) for these hedges combined of approximately $226,000 and $371,000, with $623,000 in liabilities and $181,000 in assets, and $519,000 and $115,000 in other comprehensive income, after income taxes of $330,000 and $75,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

As discussed in “Liquidity and Capital Resources” above and Note 5 to the Consolidated Financial Statements, the Credit Facility was amended in March 2005 which, among other things, (i) extended maturity from May 2008 to March 2010, (ii) increased the separate sub-limit for standby letters of credit from $10.0 million to $75.0 million, while maintaining the overall revolving credit facility borrowing limit of $250.0 million; (iii) expanded permitted investments of available cash, and (iv) reduced interest which will be based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%.

Equity Price Risk. The Company has marketable equity securities, all classified as “available for sale” which are included in other noncurrent assets. Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification.

As of and during the three months ended March 31, 2005, there have been no other significant changes in the Company’s interest rate risk or equity price risk.

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

Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting in the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Through to-date, 103 individuals claiming injuries from the bridge failure on May 20, 2000, had filed a total of 48 separate lawsuits. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The North Carolina state court lawsuits were consolidated before one judge. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge, and finding that Tindall was negligent. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and, therefore, LMS will be jointly and severally liable for future verdicts. In addition, the Court dismissed all claims for punitive damages in all lawsuits.

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

Debra Kirwan and The Zone, Inc. filed a lawsuit against TSI in the United States District Court for the Eastern District of Pennsylvania on December 21, 2004. A response is due on May 2, 2005. Plaintiffs claim the defendant conspired to misappropriate their potential “interactive storybook”. Plaintiffs’ claims include declaratory relief, false designation of origin, unfair competition and false advertising under the Lanham Act, false marking pursuant to the Patent Act, breach of fiduciary duties, breach of contract, violation of unfair trade practices and consumer protection law, misappropriation and conversion, civil conspiracy and fraud against TSI, QVC, Inc., Home Shopping Network, Aaron Clark Industries and Aaron Clark, individually. Plaintiff has not specified any amount of damages. TSI intends to deny the claims against it. In addition, TSI’s contract with QVC requires that TSI indemnify and hold QVC harmless against these claims. TSI and QVC intend to pursue a joint defense of the claims, although both will have separate counsel for the limited purpose of reviewing pleadings for any conflicting issues. TSI believes that it has meritorious defenses to plaintiffs’ claims and intends to vigorously defend itself against plaintiffs’ claims. Management does not expect that the disposition of this case will have a material adverse effect on the Company’s financial position or future results of operations.

LMS’s property includes areas used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992, but LMS currently allows certain property to be used for land clearing and inert debris landfilling (LCID). Landfilling for construction and demolition debris (C&D) has ceased on the LMS property. Management believes that the Company’s operations, including the landfills on its property, comply with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would have a material adverse effect on the Company’s financial position or future results of operations.

The Company is a party to other litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company’s financial condition or future results of operations.

Item 5. Other Information

On April 27, 2005, the Company issued a press release, which is attached as Exhibit 99.1 to this Quarterly Report on

Form 10-Q, reporting results for the first quarter 2005.

Item 6. Exhibits

Exhibits filed during the fiscal quarter covered by this Form 10-Q are as follows:

(a)

Exhibit Number	Description
10.1	Second Amendment to Credit Agreement dated as of March 15, 2005, among SMI and Speedway Funding, LLC as borrowers, certain subsidiaries and related parties of SMI, as Guarantors, and the Lenders named therein, including Bank of America, N.A. as an Agent and Lender.

31.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated April 27, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: April 28, 2005	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: April 28, 2005	By:	/s/ William R. Brooks
William R. Brooks
Executive Vice President, Chief Financial
Officer, Treasurer and Director
(principal financial and accounting officer)

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
10.1	Second Amendment to Credit Agreement dated as of March 15, 2005, among SMI and Speedway Funding, LLC as borrowers, certain subsidiaries and related parties of SMI, as Guarantors, and the Lenders named therein, including Bank of America, N.A. as an Agent and Lender.

31.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated April 27, 2005.