Form 10-Q
period 2005-06-30
SPEEDWAY MOTORSPORTS INC
filed 2005-08-05
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 4, 2005, there were 43,919,453 shares of common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands) (Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$238,463	$216,731
Accounts and notes receivable	48,572	33,087
Prepaid income taxes	—	17,130
Inventories	52,429	17,574
Prepaid expenses and other current assets	5,883	3,503

Total Current Assets	345,347	288,025
Property and Equipment, Net	954,537	913,987
Other Intangible Assets, Net	101,861	101,912
Goodwill	55,945	56,005
Notes and Other Receivables:
Affiliates	9,001	10,019
Other	2,865	2,893
Other Assets	25,428	25,502

TOTAL	$1,494,984	$1,398,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,736	$9,594
Accounts payable	19,770	10,866
Deferred race event income, net	86,840	99,589
Accrued income taxes	36,496	—
Accrued interest	1,952	1,966
Accrued expenses and other liabilities	25,453	20,872

Total Current Liabilities	172,247	142,887
Long-Term Debt	428,492	417,555
Payable to Affiliate	2,594	2,594
Deferred Income, Net	11,939	12,993
Deferred Income Taxes	174,425	186,909
Other Liabilities	2,163	2,080

Total Liabilities	791,860	765,018

Commitments and Contingencies (Notes 2 and 8)

Stockholders’ Equity:

Preferred stock, $.10 par value, shares authorized - 3,000,000, no shares issued	—	—
Common stock, $.01 par value, shares authorized - 200,000,000, issued and outstanding - 44,011,000 in 2005 and 43,887,000 in 2004	440	439
Additional paid-in capital	211,527	207,781
Retained earnings	494,533	424,981
Accumulated other comprehensive income	116	124
Treasury stock at cost, shares - 100,000 in 2005 and none in 2004	(3,492)	—

Total Stockholders’ Equity	703,124	633,325

TOTAL	$1,494,984	$1,398,343

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
REVENUES:
Admissions	$74,516	$53,965
Event related revenue	62,960	51,588
NASCAR broadcasting revenue	66,468	46,855
Other operating revenue	12,232	12,447

Total Revenues	216,176	164,855

EXPENSES AND OTHER:
Direct expense of events	36,275	28,452
NASCAR purse and sanction fees	43,514	32,316
Other direct operating expense	10,717	10,469
General and administrative	20,423	17,581
Depreciation and amortization	9,304	8,753
Interest expense, net (Note 5)	4,979	3,894
Other expense (income), net (Note 2)	104	(2,335)

Total Expenses and Other	125,316	99,130

Income Before Income Taxes	90,860	65,725
Income Tax Provision	35,344	25,857

NET INCOME	$55,516	$39,868

Basic Earnings Per Share (Note 6)	$1.26	$0.92

Weighted Average Shares Outstanding	43,942	43,165

Diluted Earnings Per Share (Note 6)	$1.26	$0.92

Weighted Average Shares Outstanding	44,189	43,531

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
REVENUES:
Admissions	$106,723	$102,804
Event related revenue	90,838	83,679
NASCAR broadcasting revenue	91,678	77,319
Other operating revenue	22,268	23,227

Total Revenues	311,507	287,029

EXPENSES AND OTHER:
Direct expense of events	51,361	47,849
NASCAR purse and sanction fees	60,655	54,041
Other direct operating expense	19,327	20,544
General and administrative	37,647	34,091
Depreciation and amortization	18,572	17,777
Interest expense, net (Note 5)	10,928	8,328
Other income, net (Note 2)	(816)	(2,225)

Total Expenses and Other	197,674	180,405

Income Before Income Taxes	113,833	106,624
Income Tax Provision	44,281	42,012

NET INCOME	$69,552	$64,612

Basic Earnings Per Share (Note 6)	$1.58	$1.50

Weighted Average Shares Outstanding	43,929	43,082

Diluted Earnings Per Share (Note 6)	$1.57	$1.49

Weighted Average Shares Outstanding	44,203	43,432

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income		Treasury Stock	Total Stockholders’ Equity
	Common Stock				Fair Market Value Adjustment	Unrealized Holding Gain (Loss)
	Shares	Amount
BALANCE - JANUARY 1, 2005	43,887	$439	$207,781	$424,981	$115	$9	—	$633,325
Net income	—	—	—	69,552	—	—	—	69,552
Fair market value adjustment to interest rate hedge, net of tax	—	—	—	—	6	—	—	6
Change in net unrealized gain (loss) on marketable equity securities, net of tax	—	—	—	—	—	(14)	—	(14)

Comprehensive income								69,544
Exercise of stock options	124	1	3,233	—	—	—	—	3,234
Tax benefit from exercise of stock options	—	—	513	—	—	—	—	513
Repurchases of common stock at cost	(100)	—	—	—	—	—	(3,492)	(3,492)

BALANCE - JUNE 30, 2005	43,911	$440	$211,527	$494,533	$121	$(5)	$(3,492)	$703,124

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,552	$64,612
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of property and equipment	(1,067)	—
Depreciation and amortization	18,572	17,777
Amortization of deferred income	(777)	(992)
Changes in operating assets and liabilities:
Accounts and notes receivable	(19,555)	(15,548)
Prepaid and accrued income taxes	53,626	30,269
Inventories	(34,855)	(1,273)
Prepaid expenses and other current assets	(2,380)	11,988
Accounts payable	8,243	4,899
Deferred race event income	(12,749)	(29,762)
Accrued expenses and other liabilities	4,041	(258)
Deferred income	325	594
Deferred income taxes	(11,965)	111
Other assets and liabilities	939	920

Net Cash Provided By Operating Activities	71,950	83,337

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(74)	(10,154)
Borrowings under long-term debt	3,153	134
Interest rate swap settlement receipts	1,027	288
Payments of loan amendment costs	(868)	—
Exercise of common stock options	3,234	8,182
Repurchases of common stock	(3,492)	—
Issuance of stock under employee stock purchase plan.	—	1,640

Net Cash Provided By Financing Activities	2,980	90

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(58,847)	(41,061)
Proceeds from sales of property and equipment	533	—
Increase in notes and other receivables:
Affiliates	(231)	(208)
Other	—	(450)
Repayment of notes and other receivables:
Affiliates	1,249	1,247
Other	4,098	—

Net Cash Used By Investing Activities	(53,198)	(40,472)

Net Increase In Cash and Cash Equivalents	21,732	42,955
Cash and Cash Equivalents At Beginning Of Period	216,731	134,472

Cash and Cash Equivalents At End Of Period	$238,463	$177,427

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$13,171	$9,351
Cash paid for income taxes	2,153	11,878
Supplemental Information Of Noncash Investing And
Financing Activities: Increase (decrease) in accounts payable for capital expenditures	661	(674)

See notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries (SMI Properties), 600 Racing, Inc. (600 Racing), Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC, Speedway Funding LLC, Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA LLC a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “six” speedways exclude NCS, where no NASCAR-sanctioned races are scheduled in 2005.

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

Non-Event Souvenir Merchandise and Other Revenues — The Company recognizes revenue when products are shipped, title transfers to customers, right of return or cancellation provisions expire, sales prices are finalized and collection is probable. For products sold on consignment through electronic media programming or other promotional activities, revenues are recognized upon product shipment by promoters to customers, or purchase by reseller customers, and expiration of any right of return or cancellation provisions. Product sold on consignment with right of return or cancellation provisions has not been significant.

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

The more significant racing schedule changes for the three and six months ended June 30, 2005 as compared to 2004 include the following:

•	BMS hosted NASCAR-sanctioned NEXTEL Cup and Busch Series racing events in the in the second quarter 2005 that were held and reported in the first quarter 2004.

•	AMS hosted a NASCAR Busch Series race in the first quarter 2005 that was held and reported in the fourth quarter 2004.

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

In December 2004, SFAS No. 123R “Shared-Based Payment” was issued which, among other things, establishes standards for the accounting for transactions where entities exchange their equity instruments for goods or services and focuses primarily on accounting for transactions where entities obtain employee services in share-based payment transactions. SFAS No. 123R: (i) generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period; (ii) applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date; and (iii) is effective for the Company as of the beginning of its first quarter 2006. As further presented below, the Company currently applies the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB No. 123” whereby the pro forma effect on net income and earnings per share is presented based on compensation cost for stock options and the employee stock purchase plan determined using the fair value recognition provisions of FASB No. 123. The Company is currently assessing the impact of adopting SFAS No. 123R on its financial position and results of operations, along with the underlying valuation methods and assumptions.

Segment Disclosures – Each quarter the Company evaluates the possible effects of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” on its financial statement disclosures. The Company’s motorsports related operations comprise one operating segment and encompass all admissions, event related, NASCAR broadcasting, and other motorsports related souvenir merchandising operating revenues and associated expenses. The Company’s motorsports related operations encompass similar types and classes of customers and similar methods for providing or distributing motorsports related services, souvenirs and other merchandise. Other Company operations are comprised of non-motorsports and non-event related merchandising activities that presently are not significant relative to those of motorsports related operations. As such, management believes the Company has only one reportable segment. At this time, SFAS No. 131 continues to have no effect on the Company’s financial statement disclosures.

Stock-Based Compensation and Formula Stock Option Plan — The Company continues to account for stock-based employee compensation using Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” which recognizes compensation cost based on the intrinsic value of equity instruments awarded as permitted under SFAS No. 123 “Accounting for Stock-Based Compensation”. All stock options granted under the Company’s 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. Based on the terms of these stock option plans and the Employee Stock Purchase Plan, no compensation cost has been reflected in net income for these plans at this time.

The Company has applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB No. 123”. The following schedule illustrates the pro forma effect on net income and earnings per share had compensation cost for stock options and the employee stock purchase plan been determined using the fair value recognition provisions of FASB No. 123 (in thousands, except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2005	2004	2005	2004
Net income as reported	$55,516	$39,868	$69,552	$64,612
Less: Stock-based compensation expense determined using fair value method, net of taxes	(520)	(720)	(1,030)	(1,555)

Pro forma net income	$54,996	$39,148	$68,522	$63,057

Basic Earnings Per Share:
As reported	$1.26	$0.92	$1.58	$1.50

Pro forma	$1.25	$0.91	$1.56	$1.46

Diluted Earnings Per Share:
As reported	$1.26	$0.92	$1.57	$1.49

Pro forma	$1.24	$0.90	$1.55	$1.45

The fair value of stock option grants for the 1994 Stock Option, 2004 Stock Incentive and Formula Stock Option plans is estimated on grant date using the Black-Scholes option-pricing model using the following:

	Three Months Ended June 30:		Six Months Ended June 30:
	2005	2004	2005	2004
Options granted	—	—	50,000	50,000
Weighted average grant-date fair values	—	—	$9.52	$6.88
Expected volatility	—	—	24.2%	24.2%
Risk-free interest rates	—	—	3.6%	3.3%
Expected lives (in years)	—	—	4.6	4.6
Dividend yield	—	—	0.8%	1.0%

For the three and six months ended June 30, 2004, the fair value of options exercised under the employee stock purchase plan is estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 24.2%, risk-free interest rates of 1.0%, expected lives of 0.5 years; and dividend yields of 0.9%. No shares are being granted to employees under the Employee Stock Purchase Plan for the calendar year 2005.

BMS Litigation Settlement — Other expense (income), net for the three and six months ended June 30, 2004 reflects recovery of a $2,400,000 pre-tax charge to earnings previously recorded in 2002 for litigation associated with BMS. In 2000, a lawsuit was filed against SMI and BMS alleging interference with the use of certain leasehold property rented to the plaintiff, Robert L. “Larry” Carrier, by BMS, seeking specified compensatory and punitive damages and injunctive relief. In 2002, the trial court entered a judgment against SMI and BMS for approximately $1,400,000 in damages plus costs, and in February 2003, entered an amended judgment awarding the plaintiff approximately $2,400,000 and BMS exclusive possession of the leased premises. A $2,400,000 pre-tax charge to earnings was reflected in 2002 for the litigation. The plaintiff and the Company appealed this judgment, and in 2004, the trial court award against SMI and BMS was reversed and all plaintiff claims were dismissed. The $2,400,000 pre-tax recovery was reflected in 2004 upon successful appeal and Court reversal of the 2002 decision and dismissal of claims against the Company.

Land Held For Development Sold in 2004 — In the third quarter 2004, the Company sold certain land held for development representing property adjacent to a regional outlet mall in the Charlotte metropolitan area which management was developing and marketing. Other income, net for the six months ended June 30, 2005 reflects current period recognition of previously deferred gain of $1,062,000 from the 2004 sale which was being recognized into income using the installment method. The associated note receivable was collected in full in the first quarter 2005 resulting in gain recognition.

Income Taxes — At June 30, 2005 and December 31, 2004, the Company had significant net non-current deferred tax liabilities for the future income tax effects of temporary differences between financial and income tax bases of assets and liabilities. The Company’s accounting for income taxes reflects management’s assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. As further disclosed in Note 7 to the December 31, 2004 Consolidated Financial Statements, the majority of the Company’s deferred tax liabilities pertain to accelerated depreciation on its property and equipment for tax reporting purposes.

For several years, the Company has relied on and depreciated many of its motorsports facility assets under Asset Class 80.0 of Section 168 of the Internal Revenue Code of 1986, as amended, a depreciation rule applicable to theme and amusement parks and other similar combinations of entertainment attractions which considers certain assets seven-year property for tax purposes. The federal American Jobs Creation Act of 2004, which became effective on October 22, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively to assets placed in service after the date of enactment and before January 1, 2008. The motorsports and other industries published a permanent seven-year prospective tax depreciation provision. In July 2005, the Internal Revenue Service (IRS) published a tax advice memorandum currently challenging other taxpayers on the use of seven-year recovery periods for certain assets acquired prior to the enacted 2004 legislation.

In evaluating the potential effects of the tax advice memorandum, the Company filed a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and will be included in federal and state taxable income over four years beginning in 2005. The change resulted in reclassifying noncurrent deferred income taxes of approximately $18,600,000 to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $85,400,000 as of June 30, 2005. These amounts reflect the estimated cash tax payments expected over the succeeding four-year period. The Company believes its use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. The Company believes that the filing of the change in tax accounting method is the best course of action to minimize costs and uncertainty, and will substantially reduce the Company’s exposure to future challenge or audit of these matters and possible interest. In July 2005, the FASB issued an Exposure Draft on a proposed interpretation of SFAS No. 109 “Accounting for Uncertain Tax Positions” (Proposed Interpretation) which, among other things, would require financial statement recognition of an enterprise’s best estimate of the impact of tax positions only if probable of being sustained on audit based solely on its technical merits. In evaluating whether the probable recognition threshold has been met, the Proposed Interpretation would require the presumption that tax positions will be evaluated during an audit by taxing authorities. The Proposed Interpretation would be effective as of the end of fiscal years ending after December 15, 2005, with earlier application encouraged. While it is not the Company’s policy to base its accounting on exposure drafts, this newly issued Exposure Draft on uncertain tax positions was a consideration, along with the aforementioned items, in deciding to file the tax method accounting change. The Company anticipates that cash and cash equivalents and cash flow from operations will be sufficient to fund these payments. The Company believes it has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s financial position or future results of operations.

Reclassifications – Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES – Inventories consist of the following components (in thousands):

	June 30, 2005	December 31, 2004
Souvenirs and apparel	$12,161	$11,429
Finished vehicles, parts and accessories	4,496	4,830
Micro-lubricant™, refined bulk petroleum and other	35,772	1,315

Total	$52,429	$17,574

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At June 30, 2005 and December 31, 2004, inventories reflect provisions of $6,391,000 and $6,453,000. Refined bulk petroleum inventories with specific costs aggregating approximately $34,295,000 were purchased for resale in certain foreign countries. The Company is pursuing sales arrangements whose ultimate selling prices are not finalized; however, such inventory costs are expected to be recovered upon resale by the end of 2005. As of June 30, 2005, the Company is party to certain commodity hedges, secured by underlying petroleum product being hedged, that are indirectly associated with bulk commodity inventory. Changes in the fair value of such hedges are included in income. Such hedging activity to-date has not had a significant impact on the Company’s operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Near Term Operating Factors – Other Operating Revenues” for additional discussion on bulk commodity transactions.

4. GOODWILL AND OTHER INTANGIBLE ASSETS – Goodwill and other intangible assets represents the excess of business acquisition costs over the fair value of net assets acquired, and all such intangible assets are associated with the Company’s motorsports related reporting unit. The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. The Company evaluates goodwill and other intangible assets for possible impairment annually as of April 1, or when events or circumstances indicate possible impairment may have occurred, using the direct value method based on expected future undiscounted operating cash flows and profitability attributable to such assets. Management’s latest annual assessment of goodwill and other intangible assets as of April 1, 2005 indicated there has been no impairment, and there have since been no events or circumstances which might indicate possible impairment as of June 30, 2005.

All present goodwill and other intangible assets are associated with the Company’s motorsports related activities. Nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation is expected to continue indefinitely. Changes in the carrying value of other intangible assets and goodwill for the six months ended June 30, 2005 consisted of insignificant activity amounting to $14,000 and $60,000. As of June 30, 2005 and December 31, 2004, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	June 30, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period
Nonamortizable race event sanctioning and renewal agreements	$98,783	—	$98,783	$98,769	—	$98,769	—
Amortizable network and other media promotional contracts	3,320	$(242)	3,078	3,320	$(177)	3,143	30

Total	$102,103	$(242)	$101,861	$102,089	$(177)	$101,912

5. LONG-TERM DEBT

Bank Credit Facility and 2005 Amendment — The Company has a long-term, senior revolving credit facility and term loan (collectively, the Credit Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. In March 2005, the Company amended the Credit Facility which, among other things, modified the following terms and conditions: (i) the revolving credit facility overall borrowing limit of $250,000,000, the five-year term loan, and separate sub-limit of $10,000,000 for 15-day swing line loans were retained, with an increase in the separate sub-limit for standby letters of credit from $10,000,000 to $75,000,000; (ii) extended maturity from May 2008 to March 2010; (iii) increased allowable annual aggregate payments of dividends and repurchases of SMI securities from $17,500,000 to $75,000,000, and up to $150,000,000, subject to maintaining certain revised financial covenants; (iv) expanded permitted investments of available cash; (v) reduced interest based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%; and (vi) reduced unused commitment fees from 0.375% to 0.25%.

The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Also, the Company is required to meet certain financial covenants, including specified levels of net worth and ratios of (i) funded senior debt to EBITDA, (ii) funded debt to EBITDA and (iii) earnings before interest and taxes (EBIT) to interest expense, among other items. The Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without lender consent and on annual consolidated capital expenditures over the loan term. Outstanding borrowings under the revolving credit facility amounted to $50,000,000 at June 30, 2005 and December 31, 2004, and under the term loan amounted to $50,000,000 at June 30, 2005 and $46,875,000 at December 31, 2004. As of June 30, 2005, outstanding letters of credit amounted to $1,181,000, and the Company could borrow up to an additional $198,819,000 under the Credit Facility. As amended, quarterly principal payments are due under the term loan as follows (for annual periods ending June 30): $1,563,000 in 2006, $7,812,000 in 2007, $12,500,000 in 2008, $14,063,000 in 2009, and $14,062,000 in 2010.

Senior Subordinated Notes — In 2003, the Company completed a private placement of 6¾% Senior Subordinated Notes due 2013 in the aggregate principal amount of $230,000,000 and exchanged these notes for substantially identical notes registered under the Securities Act. In July 2004, the Company completed a private placement of an $100,000,000 add-on offering to the $230,000,000 Senior Subordinated Notes issued in May 2003. The proceeds were used to acquire certain tangible and intangible assets and operations of NCS for approximately $100,400,000 in cash as part of the July 2004 “Ferko” shareholder lawsuit settlement. The intangible assets acquired in settlement were principally non-amortizable NASCAR race event sanctioning and renewal agreements under which the Company plans to conduct a second annual NEXTEL Cup and Busch Series racing event at TMS beginning November 2005. The Company filed a registration statement in August 2004 to exchange these add-on notes for substantially identical notes registered under the Securities Act and completed the exchange offer in October 2004. The add-on notes are identical to the Senior Subordinated Notes issued in May 2003 with the same interest rate, maturity, covenants, limitations, and other terms and are governed by the same indenture (hereafter both issuances are referred to as the Senior Subordinated Notes).

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

The Credit Facility and Senior Subordinated Notes contain other required and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledge of assets to third parties, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of June 30, 2005. See Note 5 to the December 31, 2004 Consolidated Financial Statements for further information on the terms and conditions of the Credit Facility and the Senior Subordinated Notes.

Interest Rate Swaps — The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. In August 2003, the Company entered into two interest rate swap transactions with a financial institution that provide fixed interest rate features on certain variable rate term loan obligations and variable interest rate features on certain fixed rate senior subordinated debt obligations. The Company presently has one interest rate swap transaction that is designated as a cash flow hedge of underlying fixed rate debt obligations. As discussed below, in June 2005, the Company terminated a fair value hedge interest rate swap transaction that provided fixed interest rate features on certain variable rate term loan obligations.

The cash flow hedge swap agreement has notional amounts, interest payments and maturity dates that match the underlying debt and meet the conditions for assuming no ineffectiveness using the short-cut method under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Differentials paid or received in periodic settlements are reflected as an adjustment to interest expense and included in financing activities in the statement of cash flows corresponding with the underlying hedged debt. For early terminated swap agreements, net settlement payments at termination are deferred when received and amortized into income as a yield adjustment to interest expense over the underlying hedged debt term.

Under the cash flow hedge, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR, and under the fair value hedge, the Company pays a variable interest rate based on 1.97% over LIBOR and receives a 6.75% fixed interest rate, each on principal notional amounts of $50,000,000. The agreements provide for quarterly settlement and expire corresponding with the underlying hedged debt terms. At June 30, 2005 and December 31, 2004, the Company has reflected net derivative assets for these hedges combined of approximately $198,000 and $371,000, with $198,000 and $181,000 in assets, and $121,000 and $115,000 in other comprehensive income, after income taxes of $77,000 and $75,000. In June 2005, the fair value hedge swap agreement was terminated and settled with a $501,000 net payment to the Company. The $501,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through May 2013. Interest expense adjustments reflected through June 30, 2005 were insignificant.

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

Interest Expense, Net — Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2005	2004	2005	2004
Gross interest costs	$6,544	$4,649	$13,590	$9,812
Less: capitalized interest costs	(234)	(403)	(407)	(847)

Interest expense	6,310	4,246	13,183	8,965
Interest income	(1,331)	(352)	(2,255)	(637)

Interest expense, net	$4,979	$3,894	$10,928	$8,328

Weighted-average interest rate on borrowings under bank revolving credit facility	4.4%	3.1%	4.3%	3.1%

6. PER SHARE DATA - The following schedule reconciles basic and diluted earnings per share (dollars and shares in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2005	2004	2005	2004
Net income available to common stockholders and assumed conversion	$55,516	$39,868	$69,552	$64,612

Weighted average common shares outstanding	43,942	43,165	43,929	43,082
Dilution effect of assumed conversions:
Common stock equivalents - stock options	247	366	274	350

Weighted average common shares outstanding and assumed conversions	44,189	43,531	44,203	43,432

Basic earnings per share	$1.26	$0.92	$1.58	$1.50

Diluted earnings per share	$1.26	$0.92	$1.57	$1.49

Anti-dilutive common stock equivalent shares excluded in computing diluted earnings per share	66	58	44	68

Stock Repurchase Program – In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1,000,000 shares of outstanding Company $.01 par value common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s working capital and may be suspended or discontinued at any time. During the three months ended June 30, 2005, the Company repurchased 100,000 shares of Company common stock for approximately $3,492,000.

7. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at June 30, 2005 and December 31, 2004 include $1,023,000 and $1,006,000, including accrued interest, due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at June 30, 2005 and December 31, 2004 include $1,887,000 and $2,855,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman before July 30, 2002 and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to Mr. Smith that it would no longer make payments under the split-dollar life insurance trust arrangements or advances for his benefit.

The Company has made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer for various corporate purposes before July 30, 2002. Notes and other receivables from affiliates at June 30, 2005 and December 31, 2004 include $5,796,000 and $5,863,000 due from Sonic Financial. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before June 30, 2006, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2004 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances, and decreases from repayments by affiliates.

Notes and other receivables from affiliates at June 30, 2005 and December 31, 2004 also include $295,000 due from a corporation that is a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. The amount due is payable on demand, is collateralized by certain personal property, and because the Company does not require repayment before June 30, 2006, has been classified as noncurrent assets in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and affiliate.

Amounts payable to affiliate at June 30, 2005 and December 31, 2004 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $49,000 each period for the three months ended June 30, 2005 and 2004, and $98,000 each period for the six months ended June 30, 2005 and 2004. Rent expense for SMI Properties approximated $83,000 and $60,000 for the three months ended June 30, 2005 and 2004, and $166,000 and $112,000 for the six months ended June 30, 2005 and 2004. The Company believes the leases contain terms more favorable to the Company than could be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMI Properties, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties. At June 30, 2005 and December 31, 2004, amounts owed to Chartown were not significant.

LVMS purchased new vehicles for employee use from two subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $22,000 and $282,000 in the three months ended June 30, 2005 and 2004, and for $236,000 and $282,000 in the six months ended June 30, 2005 and 2004. LVMS sold used vehicles to the SAI subsidiaries for approximately $32,000 and $97,000 in the three and six months ended June 30, 2005. No vehicles were sold in the three and six months ended June 30, 2004. The Company believes the purchase and sale terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At June 30, 2005 and December 31, 2004, there are no amounts due from SAI.

Oil-Chem sold zMax micro-lubricant™ product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $375,000 and $450,000 for the three months ended June 30, 2005 and 2004, and $766,000 and $797,000 for the six months ended June 30, 2005 and 2004. At June 30, 2005, approximately $222,000 was due from SAI and amounts due at December 31, 2004 were not significant. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

With respect to the foregoing transactions, interest expense accrued on amounts payable to, and interest income earned on amounts due from, affiliates is summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2005	2004	2005	2004
Interest expense	$31	$27	$60	$56
Interest income	111	97	231	208

8. LEGAL PROCEEDINGS AND CONTINGENCIES

Legal Proceedings — The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. New or material developments on the more significant of these lawsuits are described below. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s financial position or future results of operations.

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

Currently, all but six lawsuits involving thirteen individuals in connection with this incident have been resolved by the defendants. The final federal lawsuits settled in September 2003. The defendants reached state court settlements in one lawsuit with a plaintiff in July 2005, with claims being dismissed in August 2005. Five suits that have been dismissed by the Trial Court are now on appeal to the North Carolina Court of Appeals. The remaining lawsuits are still consolidated before one judge and are pending in Mecklenburg County. The Company is vigorously defending itself in the remaining cases which are being tried solely on damages and are in discovery. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s financial position or future results of operations.

Debra Kirwan and The Zone, Inc. filed a lawsuit against TSI in the United States District Court for the Eastern District of

Pennsylvania on December 21, 2004. An answer and affirmative defenses were filed on May 2, 2005. TSI has noticed Aaron Clark Industries, Inc. of its obligations to indemnify TSI and is reserving all rights with respect to such claims. All other parties have answered, and Aaron Clark Industries has brought counterclaims. Additionally, QVC and Cynthia Zontek have brought third-party claims for indemnification against TSI. TSI has been fully abiding by its contractual obligations to indemnify QVC and Zontek. Discovery has been initiated and is ongoing. Plaintiffs claim the defendant conspired to misappropriate their potential “interactive storybook”. Plaintiffs’ claims include declaratory relief, false designation of origin, unfair competition and false advertising under the Lanham Act, false marking pursuant to the Patent Act, breach of fiduciary duties, breach of contract, violation of unfair trade practices and consumer protection law, misappropriation and conversion, civil conspiracy and fraud against TSI, QVC, Inc., Home Shopping Network, Aaron Clark Industries and Aaron Clark, individually. Plaintiff has not specified any amount of damages. TSI intends to deny the claims against it. In addition, TSI’s contract with QVC requires that TSI indemnify and hold QVC harmless against these claims. TSI and QVC intend to pursue a joint defense of the claims, although both will have separate counsel for the limited purpose of reviewing pleadings for any conflicting issues. TSI believes that it has meritorious defenses to plaintiffs’ claims and intends to vigorously defend itself against plaintiffs’ claims. Management does not expect that the disposition of this case will have a material adverse effect on the Company’s financial position or future results of operations.

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

July 2005 AMS Tornado Damage — On July 6, 2005, a tornado struck AMS causing significant damage to its facilities. The Company is assessing the extent of damages and establishing preliminary restoration plans and cost estimates using outside insurance administrators and consultants, internal construction and development personnel, and other consultants. Based on such assessments to-date, the Company does not believe that associated losses, if any, will significantly exceed coverage limits. Also, the Company believes restoration will progress sufficiently to allow AMS to conduct its NASCAR NEXTEL Cup Series and other races as scheduled in October 2005. As such, at this time, the Company does not believe the ultimate outcome will have a material adverse effect on its financial position or future results of operations.

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

“Other operating revenue” includes: revenues of TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; certain merchandising revenues of SMI Properties and its wholly-owned subsidiary, MBM, a wholesale and retail mail-order distributor of racing and other sports related souvenir merchandise and apparel; Legends Car and parts sales of 600 Racing; restaurant, catering and membership income from the Speedway Clubs at LMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant™; and industrial park rentals.

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

The Company sometimes produces minimal operating income during the third quarter when it hosts only one major NASCAR race weekend. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the six months ended June 30, 2005 and 2004 are not indicative of results that may be expected for the entire year because of such seasonality.

The 19 major NASCAR sanctioned races to be held in 2005 include the new NEXTEL Cup and Busch Series races at TMS. Set forth below is certain comparative summary information with respect to the Company’s scheduled major NASCAR-sanctioned racing events for 2005 and 2004:

	Number of scheduled major NASCAR-sanctioned events
	2005	2004
1st Quarter	4	5
2nd Quarter	8	6
3rd Quarter	2	2
4th Quarter	5	4

Total	19	17

Near-term Operating Factors

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors:

•	Current Operating Trends. The 2005 to-date television ratings for the NASCAR NEXTEL Cup and Busch Series have increased over the prior year, with television ratings during the 2004 “Chase for the Cup” – the last ten races of season—that are particularly encouraging. Management believes these rating increases bode well for negotiation of the NASCAR broadcast contracts, which generally expire after 2006.

For the Company’s 2005 racing season, sponsorship and other corporate event related revenues continue to show favorable trends with all of the Company’s NASCAR NEXTEL Cup and Busch event sponsorships pre-sold. Tickets and luxury suites are essentially sold-out for BMS’s August 2005 NEXTEL Cup event, while ticket sales at AMS approximately equal, and at LMS are above, ticket sales at the same time last year. Also, advance ticket and other sales for the Company’s new additional NASCAR NEXTEL Cup and Busch Series racing events at TMS, scheduled to be held in November 2005, are trending favorably. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

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

•	July 2005 AMS Tornado Damage. On July 6, 2005, a tornado struck AMS causing significant damage to its facilities. The Company is assessing the extent of damages and establishing preliminary restoration plans and cost estimates using outside insurance administrators and consultants, internal construction and development personnel, and other consultants. Based on such assessments to-date, the Company does not believe that associated losses, if any, will significantly exceed insurance coverage limits. Also, the Company believes restoration will progress sufficiently to allow AMS to conduct its NASCAR NEXTEL Cup Series and other races as scheduled in October 2005. As such, at this time, the Company does not believe the ultimate outcome will have a material adverse effect on its financial position or future results of operations.

•	Income Taxes. At June 30, 2005 and December 31, 2004, the Company had significant net non-current deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes as further disclosed in Note 7 to the December 31, 2004 consolidated financial statements. For several years, the Company has relied on and depreciated many of its motorsports facility assets under Asset Class 80.0 of Section 168 of the Internal Revenue Code of 1986, as amended, a depreciation rule applicable to theme and amusement parks and other similar combinations of entertainment attractions which considers certain assets seven-year property for tax purposes. The federal American Jobs Creation Act of 2004, which became effective on October 22, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively to assets placed in service after the date of enactment and before January 1, 2008. The motorsports and other industries are pursuing a permanent seven-year prospective tax depreciation provision. In July 2005, the IRS published a tax advice memorandum currently challenging other taxpayers on the use of seven-year recovery periods for certain assets acquired prior to the enacted 2004 legislation.

In evaluating the potential effects of the tax advice memorandum, the Company filed a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and will be included in federal and state taxable income over four years beginning in 2005. The change resulted in reclassifying noncurrent deferred income taxes of approximately $18.6 million to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $85.4 million as of June 30, 2005. These amounts reflect the estimated cash tax payments expected over the succeeding four-year period. The Company believes its use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. The Company believes that the filing of the change in tax accounting method is the best course of action to minimize costs and uncertainty, and will substantially reduce the Company’s exposure to future challenge or audit of these matters and possible interest. In July 2005, the FASB issued an Exposure Draft on a proposed interpretation of SFAS No. 109 “Accounting for Uncertain Tax Positions” (Proposed Interpretation) which, among other things, would require financial statement recognition of an enterprise’s best estimate of the impact of tax positions only if probable of being sustained on audit based solely on its technical merits. In evaluating whether the probable recognition threshold has been met, the Proposed Interpretation would require the presumption that tax positions will be evaluated during an audit by taxing authorities. The Proposed Interpretation would be effective as of the end of fiscal years ending after December 15, 2005, with earlier application encouraged. While it is not the Company’s policy to base its accounting on exposure drafts, this newly issued Exposure Draft on uncertain tax positions was a consideration, along with the aforementioned items, in deciding to file the tax method accounting change. The Company anticipates that cash and cash equivalents and cash flow from operations will be sufficient to fund these payments. The Company believes it has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s financial position or future results of operations.

•	Reiterated 2005 Earnings Guidance. The Company reiterated that second quarter 2005 earnings are consistent with its previous full year 2005 guidance of $2.15 to $2.25 per diluted share, with estimated total revenues of $500-525 million, net income of $95-100 million, and depreciation and interest of $60-65 million, assuming current industry and economic trends continue.

•	NASCAR Broadcasting Rights Agreement. Fiscal 2005 is the Company’s fifth year under the multi-year consolidated domestic television broadcast rights agreement for NASCAR NEXTEL Cup and Busch Series events. This agreement is expected to provide the Company with future increases in contracted broadcasting revenues. The Company’s total revenues under this domestic broadcast rights agreement, based on the current race schedule, are contracted for approximately $141 million in 2005. This reflects an increase of approximately $31 million or 28% over 2004, and includes the new NEXTEL Cup racing event at TMS. While this long-term rights agreement will likely result in annual revenue increases over the remaining contract period, associated annual increases in purse and sanction fees paid to NASCAR may continue. Purse and sanction fees are negotiated with NASCAR on an annual basis.

NASCAR is in the process of negotiating the next consolidated broadcast rights agreement which is expected to begin in 2007. NASCAR recently announced that it was not electing to exercise its two-year option with FOX. At this time, we are unable to estimate the terms or outcome of the new broadcasting rights agreement negotiations.

•	2005 Bank Credit Facility Amendment. As discussed below “Liquidity and Capital Resources” and Note 5 to the Consolidated Financial Statements, in March 2005, the Company amended its Credit Facility to, among other things: (i) increase the separate sub-limit for standby letters of credit from $10.0 million to $75.0 million, while maintaining the overall revolving credit facility borrowing limit of $250.0 million; (ii) extend maturity from May 2008 to March 2010; (iii) increase allowable annual aggregate payments of dividends and repurchases of SMI securities from $17.5 million to $75.0 million, and up to $150.0 million, subject to maintaining certain revised financial covenants; (iv) expand permitted investments of available cash; and (v) reduce interest which will be based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The separate sub-limit for standby letters of credit was increased in anticipation of possible increases in the Company’s bulk commodity business as further described in “Other Operating Revenue” below, and for other business transactions.

•	Accounting for Stock Based-Compensation. As further described above in “Recently Issued Accounting Standards”, SFAS No. 123R “Shared-Based Payment” was issued in December 2004 which requires, among other things, recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period and is effective for the Company as of the beginning of its first quarter 2006. The Company currently applies the disclosure provisions whereby the pro forma effect on net income and earnings per share is presented based on compensation cost for stock options and the employee stock purchase plan determined using the fair value recognition provisions of SFAS No. 123. Management is currently assessing the impact of adopting SFAS No. 123R on the Company’s financial position and results of operations, along with the underlying valuation methods and assumptions. Any compensation cost is not determinable until such time that restricted stock or option grant award amounts, prices and vesting provisions, among other factors, are known.

•	Other Operating Revenue. Management intends to develop new merchandising opportunities, expand product offerings through electronic media promotional programming, and market racing and other sports-related souvenir merchandise and apparel with corporate customers and other third-party venues. The Company’s other operating revenues may increase depending on, among other factors, the success of such efforts, the success of motorsports, particularly NASCAR’s NEXTEL Cup Series, and future market demand, trends and competition for the Company’s non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside management’s control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While the Company’s revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization.

Because of the Company’s presence in the petroleum and automotive aftermarket industries, management may, from time to time, expand the Company’s business involving the purchase and sale of refined bulk petroleum and related products, and commodity transactions, (“bulk commodity”) typically utilizing cash or letters of credit issued by recognized financial institutions. The Company has entered, and may further enter, into bulk commodity transactions with petroleum and other companies conducting business in several foreign countries. The Company may also enter into commodity hedges which are secured by the underlying commodity being hedged. As described in “2005 Bank Credit Facility Amendment” above, the Company amended its Credit Facility to, among other things, increase the separate sub-limit for standby letters of credit to $75.0 million in anticipation of possible increases in the Company’s bulk commodity and other business transactions.

As of June 30, 2005, the Company had refined bulk petroleum inventories with specific costs aggregating approximately $34.3 million that were purchased for resale in certain foreign countries on a fixed and hedged price basis. The Company is pursuing sales arrangements whose ultimate selling prices are not finalized; however, such inventory costs are expected to be recovered upon resale by the end of 2005. As of June 30, 2005, the Company is party to certain commodity hedges, secured by the underlying petroleum product being hedged, that are indirectly associated with refined bulk commodity inventory. Changes in the fair value of such hedges are included in income. Such hedging activity to-date has not had a significant impact on the Company’s operating results. No sales revenue for bulk commodity transactions has been reflected in the accompanying Consolidated Financial Statements.

Bulk commodity transactions may continue to occur in the near future which may or may not be significant. While revenues could become significant, resulting profit margins could be affected by market and other factors such as transaction, unrecoverable and other operating costs, and could be less than those on existing operations. The accounting for bulk commodity, including underlying hedge transactions, can be affected by many factors, including contract terms, title transfer, settlement timing, underlying hedge terms and other transactional terms or conditions. Revenues and resulting profit margins, if any, could be reported on either a gross or net basis depending on the underlying transactional terms and conditions. Depending on settlement timing and other transactional factors, accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase or decrease during and between reporting periods.

•	Insurance Coverage. Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted from the national incidents on September 11, 2001 and incidents such as the pedestrian bridge collapse at LMS in 2000. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. The Company has a material investment in property and equipment at each of its six speedway facilities that are generally located near highly populated cities and hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs, and further increases are possible. The Company believes the July 2005 AMS tornado damage insurance coverage will not reduce annual or aggregate policy coverage limits to insufficient levels, and while management believes it has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, management cannot guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company’s speedway facilities could have a material adverse effect on its financial position and future results of operations if asset damage and/or its liability were to exceed insurance coverage limits. The occurrence of additional national incidents, and particularly incidents at sporting events, entertainment or other public venues, may significantly impair the Company’s ability to obtain such insurance coverage in the future. The Company uses a combination of insurance and self-insurance to manage various risks associated with its speedway and other properties, and motorsports events and other business risks.

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

•	Litigation Costs. The Company is involved in, or has recently settled, various litigation for which significant legal costs were incurred in 2004. The Company intends to defend vigorously against the claims raised in existing legal actions, and may incur significant legal costs in 2005 and beyond. Management is presently unable to quantify the amount of these expected legal costs, and new legal action or changes in pending or threatened legal action against the Company could result in further increases in legal costs.

RESULTS OF OPERATIONS

The more significant racing schedule changes for the three and six months ended June 30, 2005 as compared to 2004 include the following:

•	BMS hosted NASCAR NEXTEL Cup and Busch Series racing events in the second quarter 2005 that were held and reported in the first quarter 2004.

•	AMS hosted a NASCAR Busch Series race in the first quarter 2005 that was held and reported in the fourth quarter 2004.

Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004

Total Revenues for the three months ended June 30, 2005 increased by $51.3 million, or 31.1%, over such revenues for the same period in 2004 due to the factors discussed below.

Admissions for the three months ended June 30, 2005 increased by $20.6 million, or 38.1%, over such revenue for the same period in 2004. This increase is due primarily to NASCAR-sanctioned NEXTEL Cup and Busch Series racing events at BMS held and reported in the second quarter 2005 that were held and reported in the first quarter 2004. The overall increase was partially offset by lower attendance at NASCAR-sanctioned racing events held at LMS in the current period.

Event Related Revenue for the three months ended June 30, 2005 increased by $11.4 million, or 22.0%, over such revenue for the same period in 2004. This increase is due primarily to NASCAR-sanctioned NEXTEL Cup and Busch Series racing events at BMS held and reported in the second quarter 2005 that were held and reported in the first quarter 2004. The increase is also due to increased sponsorship, display, on-site advertising, luxury suite rentals and other event related revenues associated with NASCAR-sanctioned racing events held during the current period.

NASCAR Broadcasting Revenue for the three months ended June 30, 2005 increased by $19.6 million, or 41.9%, over such revenue for the same period in 2004. This increase is due primarily to NASCAR-sanctioned NEXTEL Cup and Busch Series racing events at BMS held and reported in the second quarter 2005 that were held and reported in the first quarter 2004. The increase is also due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the three months ended June 30, 2005 decreased by $215,000, or 1.7%, from such revenue for the same period in 2004. This decrease is due primarily to lower non-event merchandising and Oil-Chem revenues, which were partially offset by higher Legends Car revenues, in the current period.

Direct Expense of Events for the three months ended June 30, 2005 increased by $7.8 million, or 27.5%, over such expense for the same period in 2004. This increase is due primarily to NASCAR-sanctioned NEXTEL Cup and Busch Series racing events at BMS held and reported in the second quarter 2005 that were held and reported in the first quarter 2004. The increase is also due to higher advertising and promotional costs and other costs associated with the growth in event related revenues for NASCAR-sanctioned racing events held in the current period.

NASCAR Purse and Sanction Fees for the three months ended June 30, 2005 increased by $11.2 million, or 34.7%, over such expense for the same period in 2004. This increase is due primarily to NASCAR-sanctioned NEXTEL Cup and Busch Series racing events at BMS held and reported in the second quarter 2005 that were held and reported in the first quarter 2004. The increase is also due to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period.

Other Direct Operating Expense for the three months ended June 30, 2005 increased by $248,000, or 2.4%, over such expense for the same period in 2004. The increase is due primarily to higher operating costs associated with higher Legends Car revenues and increased advertising and other operating costs associated with Oil-Chem, which were partially offset by lower operating costs associated with lower non-event merchandising revenues, in the current period.

General and Administrative Expense for the three months ended June 30, 2005 increased by $2.8 million, or 16.2%, over such expense for the same period in 2004. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations, including TMS’s new additional NASCAR NEXTEL Cup and Busch Series racing events scheduled to be held in November 2005, BMS’s NASCAR NEXTEL Cup and Busch Series racing events reported in the second quarter 2005 that were reported in the first quarter 2004, and increased property and other taxes.

Depreciation and Amortization Expense for the three months ended June 30, 2005 increased by $551,000, or 6.3%, over such expense for the same period in 2004. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities.

Interest Expense, Net for the three months ended June 30, 2005 was $5.0 million compared to $3.9 million for the same period in 2004. This increase is due primarily to the $100.0 million add-on offering to the $230.0 million 6¾% Senior Subordinated Notes in July 2004, to increased average interest rates on borrowings under the bank revolving credit facility and term loan, and to a lesser extent, lower capitalized interest during the current period. The overall increase was partially offset by increased interest income earned on higher average invested cash balances during the current period.

Other Expense (Income), Net. Other expense, net for the three months ended June 30, 2005 was $104,000 compared to other income, net of $2.3 million for the same period in 2004. The change results primarily from 2004 recovery of a $2.4 million pre-tax charge to earnings previously recorded in 2002 for litigation associated with BMS. This recovery was recorded based on 2004 Court reversal of the 2002 decision that awarded damages and dismissal of claims against the Company upon successful appeal (see Note 2 to the Consolidated Financial Statements for additional information). The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the three months ended June 30, 2005 and 2004 was 38.9% and 39.3%. The current period change reflects decreased effective state income tax rates resulting primarily from reduction of previously recorded valuation allowances against deferred tax assets, associated with state net operating loss carryforwards, because management determined ultimate realization is more likely than not.

Net Income for the three months ended June 30, 2005 increased by $15.6 million, or 39.2%, compared to the same period in 2004. This change is due to the factors discussed above.

Six Months Ended June 30, 2005 Compared To Six Months Ended June 30, 2004

Total Revenues for the six months ended June 30, 2005 increased by $24.5 million, or 8.5%, over such revenues for the same period in 2004 for the factors discussed below.

Admissions for the six months ended June 30, 2005 increased by $3.9 million, or 3.8%, over such revenue for the same period in 2004. This increase is due primarily to continued growth in admissions at NASCAR-sanctioned racing events held at AMS, BMS, LVMS and TMS, and to a lesser extent, the AMS NASCAR Busch Series racing event, held in the current period. The overall increase was partially offset by lower admissions at NASCAR-sanctioned racing events held at LMS in the current period.

Event Related Revenue for the six months ended June 30, 2005 increased by $7.2 million, or 8.6%, over such revenue for the same period in 2004. This increase is due primarily to increased sponsorship, display, on-site advertising, luxury suite rentals, camping and other event related revenues associated with NASCAR-sanctioned racing events in the current period.

NASCAR Broadcasting Revenue for the six months ended June 30, 2005 increased by $14.4 million, or 18.6%, over such revenue for the same period in 2004. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events, and to a lesser extent, the AMS NASCAR Busch Series racing event, held in the current period.

Other Operating Revenue for the six months ended June 30, 2005 decreased by $959,000, or 4.1%, from such revenue for the same period in 2004. This decrease is due primarily to lower non-event merchandising and Oil-Chem revenues, which were partially offset by higher Legends Car revenues, in the current period.

Direct Expense of Events for the six months ended June 30, 2005 increased by $3.5 million, or 7.3%, over such expense for the same period in 2004. This increase is due primarily to higher operating costs associated with the growth in admissions and other event related revenues at NASCAR-sanctioned racing events held, and to new taxes on certain admission and other event related revenues and higher advertising costs, in the current period.

NASCAR Purse and Sanction Fees for the six months ended June 30, 2005 increased by $6.6 million, or 12.2%, over such expense for the same period in 2004. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events, and to a lesser extent, the AMS NASCAR Busch Series racing event, held in the current period.

Other Direct Operating Expense for the six months ended June 30, 2005 decreased by $1.2 million or 5.9%, from such expense for the same period in 2004. This decrease is due primarily to decreased operating costs associated with lower non-event merchandising and Oil-Chem revenues, which were partially offset by higher operating costs associated with higher Legends Car revenues, in the current period.

General and Administrative Expense for the six months ended June 30, 2005 increased by $3.6 million, or 10.4%, over such expense for the same period in 2004. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations, including TMS’s new additional NASCAR NEXTEL Cup and Busch Series racing events scheduled to be held in November 2005 and increased property taxes.

Depreciation and Amortization Expense for the six months ended June 30, 2005 increased by $795,000, or 4.5%, over such expense for the same period in 2004. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways.

Interest Expense, Net for the six months ended June 30, 2005 was $10.9 million compared to $8.3 million for the same period in 2004. This increase is due primarily to the $100.0 million add-on offering to the $230.0 million 6¾% Senior Subordinated Notes in July 2004, to increased average interest rates on borrowings under the bank revolving credit facility and term loan, and to a lesser extent, lower capitalized interest during the current period. The overall increase was partially offset by increased interest income earned on higher average invested cash balances during the current period.

Other Income, Net. Other income, net for the six months ended June 30, 2005 was $816,000 compared to $2.2 million for the same period in 2004. The change reflects 2004 recovery of a $2.4 million pre-tax charge to earnings previously recorded in 2002 for litigation associated with BMS. This recovery was recorded based on 2004 Court reversal of the 2002 decision that awarded damages and dismissal of claims against the Company upon successful appeal (see Note 2 to the Consolidated Financial Statements for additional information). This change also reflects current period recognition of previously deferred gain on the sale of certain land in the third quarter 2004 which was being recognized into income using the installment method. The associated note receivable was collected in full in the first quarter 2005 resulting in gain recognition. No such gain was recognized in 2004. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the six months ended June 30, 2005 and 2004 was 38.9% and 39.4%. The current period change reflects decreased effective state income tax rates resulting primarily from reduction of previously recorded valuation allowances against deferred tax assets, associated with state net operating loss carryforwards, because management determined ultimate realization is more likely than not.

Net Income for the six months ended June 30, 2005 increased by $4.9 million, or 7.6%, over such income for the same period in 2004. This increase is due to the factors discussed above.

Liquidity and Capital Resources

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the six months ended June 30, 2005 resulted primarily from:

(1)	net cash provided by operations amounting to $71.9 million;

(2)	borrowings under long-term debt amounting to $3.2 million;

(3)	repurchases of common stock amounting to $3.5 million; and

(4)	cash outlays for capital expenditures amounting to $58.8 million.

Cash flows from operations in the six months ended June 30, 2005 compared to 2004 reflect increases in deferred race event income associated with the new NASCAR NEXTEL Cup and Busch Series racing events at TMS scheduled to be held in November 2005, increases in bulk commodity inventory in 2005 as more fully discussed in “Near Term Operating Factors – Other Operating Revenue” above, and recovery of certain other current assets upon resale in 2004.

At June 30, 2005, the Company had cash and cash equivalents totaling $238.5 million and had $50.0 million in outstanding borrowings under the $250.0 million Revolving Credit Facility, with availability for borrowing up to an additional $198.8 million. At June 30, 2005, net non-current deferred tax liabilities totaled $174.4 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

The Company had the following contractual cash obligations and other commercial commitments as of June 30, 2005 (in thousands):

			Payments Due By Period
Contractual Cash Obligations (1)	Total	Current	1-3 Years	3-5 Year	Thereafter
Current liabilities, excluding current maturities of long-term debt, deferred race event income and accrued income taxes	$47,175	$47,175	—	—	—
Long-term debt, including current maturities (2)	430,228	1,736	$20,367	$78,125	330,000
Income taxes payable (3)	121,895	36,495	56,900	28,500	—
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	2,163	—	—	2,163	—
Interest on fixed rate debt obligations (1)	174,487	22,275	44,550	44,550	63,112
Operating leases	2,109	752	1,050	307	—

Total Contractual Cash Obligations	$780,651	$108,433	$122,867	$153,645	$395,706

		Commitment Expiration By Period
Other Commercial Commitments	Total	Current	1-3 Years	3-5 Years	Thereafter
Letters of credit, Total Other Commercial Commitments	$1,181	$1,181	—	—	—

(1)	Contractual cash obligations above exclude: (a) interest payments under the Company’s floating rate Revolving Credit Facility and Term Loan which had outstanding borrowings aggregating $100.0 million and average interest rates of 4.3% as of June 30, 2005 (cash paid for interest, net of amounts capitalized, was approximately $13.2 million in the six months ended June 30, 2005); (b) income taxes that may be paid in future years (cash paid for income taxes was approximately $2.2 million in the six months ended June 30, 2005); and (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs other than those discussed below in Item No.3).
(2)	At June 30, 2005, includes required quarterly principal payments under the Term Loan aggregating (for annual periods ending June 30): $1.6 million in 2006, $7.8 million in 2007, $12.5 million in 2008, $14.1 million in 2009, and $14.0 million in 2010.
(3)	Reflects current and noncurrent income taxes payable as of June 30, 2005, including amounts reclassified from deferred income taxes and amounts being accelerated as more fully described below in “Recently Issued Exposure Draft – Accounting for Uncertain Tax Positions”.

Future Liquidity. The Company anticipates that cash from operations and funds available through the Credit Facility will be sufficient to meet its operating needs at least through 2005, including estimated planned capital expenditures, additional repurchases of common stock if any, income tax liabilities, and payment of any future dividends that may be declared. The Company expects that insurance coverage proceeds associated with the July 2005 tornado damage at AMS should substantially fund restoration. Based upon anticipated future growth and financing requirements, the Company may, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase its debt and equity securities, depending on liquidity, prevailing market conditions, and such factors as permissibility under the Credit Facility and Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility and the Senior Subordinated Notes agreements do not restrict the ability of Company subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and have generally experienced improvement in its financial condition, liquidity and credit availability, additional liquidity and other resources could be needed to fund continued growth, including the continued expansion and improvement of the Company’s speedways and other facilities.

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

At June 30, 2005, the Company had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at its speedways. In 2004, BMS began construction of new luxury speedway and dragway suites and new permanent dragway seats. Completion of BMS’s expansion is presently scheduled for 2005. Similar to prior years, the Company continues to expand concessions, camping, restrooms and other fan amenities at certain facilities. In 2005, LVMS has begun construction of approximately 14,000 new permanent grandstand seats for a net increase of approximately 8,000, completion of which is presently scheduled for 2006. In 2005, the Company has installed or enhanced “SAFER” crash walls at certain speedways, resurfaced LMS’s superspeedway, and purchased certain land for expansion or development. The Company plans to further enhance “SAFER” crash walls at certain speedways, resurface LMS’s superspeedway, and purchase additional land for expansion or development. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways.

The estimated aggregate cost of capital expenditures in 2005 approximates $65.0 to $70.0 million, exclusive of any capital expenditures pertaining to AMS restoration. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

Stock Repurchase Program

In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to one million shares of outstanding Company $.01 par value common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s working capital and may be suspended or discontinued at any time. In the three months ended June 30, 2005, the Company repurchased 100,000 shares of Company common stock for approximately $3,492,000.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the Company had outstanding letters of credit aggregating $1.2 million as of June 30, 2005. As further described in “Near-term Operating Factors” above, the Company amended its Credit Facility in March 2005 which, among other things, increased the separate sub-limit for standby letters of credit in anticipation of possible increases in the Company’s bulk commodity business and other business transactions. The Company presently does not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Segment Disclosures – Each quarter the Company evaluates the possible effects of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” on its financial statement disclosures. The Company’s motorsports related operations comprise one operating segment and encompass all admissions, event related, NASCAR broadcasting, and other motorsports related souvenir merchandising operating revenues and associated expenses. The Company’s motorsports related operations encompass similar types and classes of customers and similar methods for providing or distributing motorsports related services, souvenirs and other merchandise. Other Company operations are comprised of non-motorsports and non-event related merchandising activities that presently are not significant relative to those of motorsports related operations. As such, management believes the Company has only one reportable segment. At this time, SFAS No. 131 continues to have no effect on the Company’s financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s financial instruments with interest rate risk exposure consist only of notes receivable, bank revolving credit facility borrowings and the term loan under the Credit Facility, and an interest rate swap agreement that are sensitive to changes in interest rates. A change in interest rates of one percent on floating notes receivable and debt balances outstanding at June 30, 2005, excluding the interest rate swap, would cause an approximate change in annual interest income of $119,000 and annual interest expense of $1.0 million.

As discussed in Note 5 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction that is designated as cash flow hedge of underlying fixed rate debt obligations. Prior to June 2005, the Company also had a fair value hedge interest rate swap transaction with a financial institution that provided fixed interest rate features on certain variable rate term loan obligations. In June 2005, the Company terminated the fair value hedge swap agreement that was settled with a $501,000 net payment to the Company.

The cash flow hedge swap agreement has notional amounts, interest payments and maturity dates that match the underlying debt and meet the conditions for assuming no ineffectiveness using the short-cut method under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The swap has a principal notional amount of $50.0 million, provides for quarterly settlement and expires corresponding with the underlying hedged debt term. At June 30, 2005 and December 31, 2004, the Company has reflected net derivative assets for these hedges combined of approximately $198,000 and $371,000, with $198,000 and $181,000 in assets, and $121,000 and $115,000 in other comprehensive income, after income taxes of $77,000 and $75,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

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

Other Market Risk. As further described above in “Near Term Operating Factors – Other Operating Revenue”, as of June 30, 2005, the Company is party to certain commodity hedges, secured by the underlying petroleum product being hedged, that are indirectly associated with bulk commodity inventory. Such hedging activity to-date has not had a significant impact on the Company’s operating results.

As of and during the six months ended June 30, 2005, there have been no other significant changes in the Company’s interest rate risk or equity price risk.

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

Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting in the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Through the date of this report on Form 10-Q, 103 individuals claiming injuries from the bridge failure on May 20, 2000, had filed a total of 48 separate lawsuits. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The North Carolina state court lawsuits were consolidated before one judge. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge, and finding that Tindall was negligent. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and, therefore, LMS will be jointly and severally liable for future verdicts. In addition, the Court dismissed all claims for punitive damages in all lawsuits.

Currently, all but six lawsuits involving thirteen individuals in connection with this incident have been resolved by the defendants. The final federal lawsuits settled in September 2003. The defendants reached state court settlements in one lawsuit with a plaintiff in July 2005, with claims being dismissed in August 2005. Five suits that have been dismissed by the Trial Court are now on appeal to the North Carolina Court of Appeals. The remaining lawsuits are still consolidated before one judge and are pending in Mecklenburg County. The Company is vigorously defending itself in the remaining cases which are being tried solely on damages and are in discovery. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s financial position or future results of operations.

Debra Kirwan and The Zone, Inc. filed a lawsuit against TSI in the United States District Court for the Eastern District of Pennsylvania on December 21, 2004. An answer and affirmative defenses were filed on May 2, 2005. TSI has noticed Aaron Clark Industries, Inc. of its obligations to indemnify TSI and is reserving all rights with respect to such claims. All other parties have answered, and Aaron Clark Industries has brought counterclaims. Additionally, QVC and Cynthia Zontek have brought third-party claims for indemnification against TSI. TSI has been fully abiding by its contractual obligations to indemnify QVC and Zontek. Discovery has been initiated and is ongoing. Plaintiffs claim the defendant conspired to misappropriate their potential “interactive storybook”. Plaintiffs’ claims include declaratory relief, false designation of origin, unfair competition and false advertising under the Lanham Act, false marking pursuant to the Patent Act, breach of fiduciary duties, breach of contract, violation of unfair trade practices and consumer protection law, misappropriation and conversion, civil conspiracy and fraud against TSI, QVC, Inc., Home Shopping Network, Aaron Clark Industries and Aaron Clark, individually. Plaintiff has not specified any amount of damages. TSI intends to deny the claims against it. In addition, TSI’s contract with QVC requires that TSI indemnify and hold QVC harmless against these claims. TSI and QVC intend to pursue a joint defense of the claims, although both will have separate counsel for the limited purpose of reviewing pleadings for any conflicting issues. TSI believes that it has meritorious defenses to plaintiffs’ claims and intends to vigorously defend itself against plaintiffs’ claims. Management does not expect that the disposition of this case will have a material adverse effect on the Company’s financial position or future results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase from time to time of up to 1,000,000 shares of outstanding Company $.01 par value common stock in open market or private transactions. The amount of repurchases made by the Company under the program in any given month or quarter may vary as a result of changes in the Company’s business, operating results, working capital or other factors. As set forth in the table below, the Company repurchased 100,000 shares of Company common stock for approximately $3,492,000 in the three months ended June 30, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares That May Be Purchased Under the Plans or Programs
April 2005	—	—	—	1,000,000
May 2005	45,000	$34.14	45,000	955,000
June 2005	55,000	$35.48	100,000	900,000
Total	100,000	$34.92	100,000	900,000

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 20, 2005, William R. Brooks, Mark M. Gambill and James P. Holden were reelected directors by the Company’s stockholders. Directors not reelected at the meeting, but whose terms of office continued after the meeting, were O. Bruton Smith, H.A. Wheeler, Marcus G. Smith, William P. Benton, Robert L. Rewey and Tom E. Smith. In addition to reelection of three directors, the stockholders ratified the selection of Deloitte & Touche LLP as the principal independent registered public accounting firm of the Company.

	For	Votes Against	Votes Withheld	Abstentions/ Broker Non-votes
Reelection of William R. Brooks	42,252,500	—	561,049	1,102,626
Reelection of Mark M. Gambill	42,646,468	—	167,081	1,102,626
Reelection of James P. Holden	42,644,958	—	168,591	1,102,626

Ratification of Deloitte & Touche LLP as principal auditors	42,111,326	691,200	11,023	1,102,626

Item 5. Other Information

None reportable.

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

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: August 4, 2005	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: August 4, 2005	By:	/s/ William R. Brooks
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