Form 10-Q
period 2005-09-30
SPEEDWAY MOTORSPORTS INC
filed 2005-11-10
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 8, 2005, there were 43,851,453 shares of common stock outstanding.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, Quantitative and Qualitative Disclosures About Market Risk, Controls and Procedures, and Legal Proceedings contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (1) statements in this Quarterly Report on Form 10-Q that reflect projections or expectations of the Company’s future financial or economic performance; (2) statements that are not historical information; (3) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Legal Proceedings”, “Controls and Procedures”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”; (4) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2005 and beyond; and (5) statements relating to the Company’s future capital projects, hosting of races, broadcasting rights, sponsorships, financing needs, petroleum or other commodities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.1 filed with the Securities and Exchange Commission (the SEC) as an exhibit to the Company’s fiscal 2004 Annual Report on Form 10-K. Forward-looking statements included in this report are based on information available to the Company as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking information contained in this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands) (Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$256,168	$216,731
Accounts and notes receivable	41,956	33,087
Prepaid income taxes	—	17,130
Inventories	42,631	17,574
Prepaid expenses and other current assets	5,226	3,503

Total Current Assets	345,981	288,025
Notes and Other Receivables:
Affiliates	8,991	10,019
Other	2,850	2,893
Other Assets	25,148	25,502
Property and Equipment, Net	961,058	913,987
Equity investments in associated entity	12,694	—
Other Intangible Assets, Net	105,359	101,912
Goodwill	55,915	56,005

TOTAL	$1,517,996	$1,398,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$3,343	$9,594
Accounts payable	40,414	10,866
Deferred race event income, net	103,611	99,589
Accrued income taxes	8,894	—
Accrued interest	7,742	1,966
Accrued expenses and other liabilities	32,701	20,872

Total Current Liabilities	196,705	142,887
Long-Term Debt	426,963	417,555
Payable to Affiliate	2,594	2,594
Deferred Income, Net	11,856	12,993
Deferred Income Taxes	172,476	186,909
Other Liabilities	1,499	2,080

Total Liabilities	812,093	765,018

Commitments and Contingencies (Notes 1, 2 and 8)

Stockholders’ Equity:
Preferred stock, $.10 par value, shares authorized - 3,000,000, no shares issued	—	—
Common stock, $.01 par value, shares authorized - 200,000,000	440	439
Additional paid-in capital	212,548	207,781
Retained earnings	498,935	424,981
Accumulated other comprehensive income	543	124
Treasury stock at cost, shares - 180,000 in 2005 and none in 2004	(6,563)	—

Total Stockholders’ Equity	705,903	633,325

TOTAL	$1,517,996	$1,398,343

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
REVENUES:
Admissions	$26,982	$25,888
Event related revenue	28,719	23,225
NASCAR broadcasting revenue	13,659	11,611
Other operating revenue (Note 2)	10,656	8,991

Total Revenues	80,016	69,715

EXPENSES AND OTHER:
Direct expense of events	20,240	16,548
NASCAR purse and sanction fees	9,949	9,072
Other direct operating expense	8,802	8,390
General and administrative	17,972	16,915
Depreciation and amortization	9,569	8,969
Interest expense, net (Note 5)	5,551	6,014
Ferko litigation settlement (Note 1)	—	11,800
Other expense (income), net (Notes 2 and 8)	728	(582)

Total Expenses and Other	72,811	77,126

Income (Loss) Before Income Taxes	7,205	(7,411)
Income Tax Provision (Benefit)	2,803	(2,913)

NET INCOME (LOSS)	$4,402	$(4,498)

Basic Earnings (Loss) Per Share (Note 6)	$0.10	$(0.10)

Weighted Average Shares Outstanding	43,881	43,468

Diluted Earnings (Loss) Per Share (Note 6)	$0.10	$(0.10)

Weighted Average Shares Outstanding	44,179	43,724

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
REVENUES:
Admissions	$133,705	$128,692
Event related revenue	119,557	106,904
NASCAR broadcasting revenue	105,337	88,930
Other operating revenue (Note 2)	31,887	31,606

Total Revenues	390,486	356,132

EXPENSES AND OTHER:
Direct expense of events	71,601	64,397
NASCAR purse and sanction fees	70,604	63,113
Other direct operating expense	27,092	28,322
General and administrative	55,619	51,006
Depreciation and amortization	28,141	26,746
Interest expense, net (Note 5)	16,479	14,342
Ferko litigation settlement (Note 1)	—	11,800
Other income, net (Notes 2 and 8)	(88)	(2,807)

Total Expenses and Other	269,448	256,919

Income Before Income Taxes	121,038	99,213
Income Tax Provision	47,084	39,099

NET INCOME	$73,954	$60,114

Basic Earnings Per Share (Note 6)	$1.68	$1.39

Weighted Average Shares Outstanding	43,913	43,211

Diluted Earnings Per Share (Note 6)	$1.67	$1.38

Weighted Average Shares Outstanding	44,195	43,529

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income		Treasury Stock	Total Stockholders’ Equity
	Shares	Amount			Fair Market Value Adjustment	Unrealized Holding Gain (Loss)
Balance - January 1, 2005	43,887	$439	$207,781	$424,981	$115	$9	—	$633,325
Net income	—	—	—	73,954	—	—	—	73,954
Fair market value adjustment to interest rate hedge, net of tax	—	—	—	—	439	—	—	439
Change in net unrealized gain (loss) on marketable equity securities, net of tax	—	—	—	—	—	(20)	—	(20)

Comprehensive income								74,373
Exercise of stock options	157	1	4,097	—	—	—	—	4,098
Tax benefit from exercise of stock options	—	—	670	—	—	—	—	670
Repurchases of common stock at cost	(180)	—	—	—	—	—	(6,563)	(6,563)

Balance - September 30, 2005	43,864	$440	$212,548	$498,935	$554	$(11)	$(6,563)	$705,903

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,954	$60,114
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of property and equipment	(950)	(702)
Depreciation and amortization	28,141	26,746
Amortization of deferred income	(1,042)	(1,308)
Deferred income taxes	(14,107)	624
Changes in operating assets and liabilities:
Accounts and notes receivable	(12,850)	1,325
Prepaid and accrued income taxes	26,024	21,425
Inventories	(24,735)	91
Prepaid expenses and other current assets	(1,674)	12,966
Accounts payable	21,012	1,262
Deferred race event income	2,421	(14,032)
Accrued expenses and other liabilities	13,315	9,860
Deferred income	523	1,055
Other assets and liabilities	1,604	1,059

Net Cash Provided By Operating Activities	111,636	120,485

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(110)	(11,750)
Borrowings under long-term debt	3,153	100,132
Payments of loan amendment and debt issuance costs	(863)	(1,989)
Exercise of common stock options	4,098	12,491
Repurchases of common stock	(6,563)	—
Issuance of stock under employee stock purchase plan	—	2,345

Net Cash Provided (Used) By Financing Activities	(285)	101,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for:
Capital expenditures	(71,416)	(53,170)
Expenditures for AMS tornado damage restoration	(12,407)	—
Business acquisitions and equity investments in associated entity	(14,631)	(100,539)
Proceeds from:
Sales of property and equipment	899	807
Insurance recovery to date for AMS tornado damage	20,500	—
Increase in notes and other receivables:
Affiliates	(349)	(314)
Other	—	(497)
Repayment of notes and other receivables:
Affiliates	1,377	1,368
Other	4,113	100

Net Cash Used By Investing Activities	(71,914)	(152,245)

Net Increase In Cash and Cash Equivalents	39,437	69,469
Cash and Cash Equivalents At Beginning Of Period	216,731	134,472

Cash and Cash Equivalents At End Of Period	$256,168	$203,941

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands) (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$14,512	$15,819
Cash paid for income taxes	35,054	18,458
Supplemental Information Of Noncash Investing And Financing Activities:
Land sale financed with note receivable	—	3,900
Increase (decrease) in accounts payable for capital expenditures and expenditures for 2005 AMS tornado damage restoration	8,095	(3,067)
Net liabilities assumed for business acquisition	480	—

See notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway, Inc. (AMS), Bristol Motor Speedway, Inc. (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries (SMI Properties), 600 Racing, Inc. (600 Racing), Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC, Speedway Funding LLC, Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA LLC a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “six” speedways exclude NCS, where no NASCAR-sanctioned races are scheduled in 2005 and beyond.

See Note 1 to the December 31, 2004 Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for further description of the Company’s business operations, properties and scheduled events.

Current Year Business Acquisition — In July 2005, the Company acquired certain tangible and intangible assets and operations of Jim Russell Group, Inc. (JRG) consisting principally of driving school and karting activities and replacement car parts sales. The acquisition was not significant and, therefore, financial terms and pro forma financial information are not presented. The acquisition was accounted for using the purchase method, and the results of operations after acquisition are included in the Company’s consolidated statements of income. The purchase price was allocated to assets and liabilities acquired at their estimated fair market values at acquisition date. The Company is presently finalizing this initial allocation, including valuation of intangible assets acquired. As such, the purchase price allocation is preliminary and major categories consist of $1,814,000 for property and equipment and $3,530,000 for non-amortizable intangible assets. See Note 2 for additional information on goodwill and other intangible assets. However, based on current information, management does not believe the final purchase price allocation will materially differ from that used in the accompanying September 30, 2005 consolidated balance sheet.

Current Year Joint Venture Equity Investments — In August 2005, the Company and International Speedway Corporation (ISC) entered into an equally-owned joint venture named SMISC, LLC (SMISC), operating as an independent company under the name Motorsports Authentics, to produce, market and sell motorsports licensed merchandise. The equity method of accounting is used for investments in joint ventures and other associated entities in which the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%. The Company’s 50% share of startup expenses and operating results of Motorsports Authentics, including Team Caliber, Inc. after acquisition as discussed below, are included in the Company’s consolidated statements of income. Such results through September 30, 2005 were not significant. At September 30, 2005, these equity-basis investments are not considered significant for presenting summarized financial information on assets, liabilities and operating results of the investees.

Action Performance. On August 29, 2005, SMISC and an indirect subsidiary named Motorsports Authentics, Inc. entered into a definitive agreement to purchase Action Performance Companies, Inc. (Action) for $13.00 per common share, or approximately $245 million in cash plus transaction costs. Action is the leader in design, promotion, marketing and distribution of licensed merchandise with products including a broad range of motorsports related die-cast replica collectibles, apparel, gifts and other memorabilia. The acquisition is structured as a merger of Motorsports Authentics, Inc. with and into Action, with the surviving entity operated by Motorsports Authentics, Inc. The acquisition is expected to close by December 31, 2005 and is subject to several conditions including Action shareholder approval, certain regulatory approvals, consents and certificates from certain counterparties to Action’s material contracts, and the lack of any material adverse events affecting Action’s business. On October 20, 2005, the waiting period applicable for merger consummation under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired. If the acquisition closes, the Company expects to invest additional amounts in SMISC and fund its share of the purchase price with available cash and cash equivalents.

Team Caliber. On September 8, 2005, Motorsports Authentics acquired certain tangible and intangible assets and operations of Team Caliber, Inc. from Roush Corporation d/b/a Roush Racing, and entered into a long-term license with Roush Racing for exclusive and non-exclusive motorsports merchandise distribution for various racing drivers and teams in NASCAR’s NEXTEL Cup, Busch and Craftsman Truck Series. Team Caliber markets and distributes licensed motorsports merchandise, including die-cast replicas of motorsports vehicles, apparel, gifts and memorabilia through collectible, mass retail and trackside distribution channels. The acquisition was not significant and, therefore, financial terms and pro forma financial information are not presented.

Prior Year Ferko Litigation Settlement and Purchase of North Carolina Speedway — In July 2004, litigation between SMI, the National Association for Stock Car Auto Racing, Inc. (NASCAR) and International Speedway Corporation (ISC) involving a lawsuit filed by Francis Ferko, as a SMI shareholder, was settled whereby the Company purchased North Carolina Speedway for approximately $100,400,000 in cash plus acquisition costs (the Ferko Settlement). SMI was named as a necessary party to the lawsuit as it was brought on SMI’s behalf by a shareholder. The Company did not assert any claim in this matter. Applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on SMI’s behalf. These and related settlement expenses approximating $11,800,000 were paid in cash and reflected as a third quarter 2004 charge to earnings. Intangible assets acquired in the Ferko settlement were principally non-amortizable race event sanctioning and renewal agreements with NASCAR for one annual NEXTEL Cup and Busch Series racing event at TMS. Under those sanctioning and renewal agreements, management intends to conduct a second NEXTEL Cup and Busch Series racing event at TMS beginning November 2005. The acquisition was funded with proceeds from a July 2004 private placement of a $100,000,000 add-on offering to the $230,000,000 6 3/4% Senior Subordinated Notes due 2013 issued in May 2003 as further described in Note 5.

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

Revenue and Expense Recognition — The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, driving school and karting revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes TSI, MBM and certain SMI Properties merchandising revenues, Legends Car and parts sales, The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”) revenues, Oil-Chem revenues, net petroleum bulk commodity profits or losses, and industrial park rentals.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school and karting revenues, and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of TSI, MBM and certain SMI Properties merchandising, Legends Car, Speedway Clubs, Oil-Chem and industrial park rental revenues.

Event Revenues and Deferred Race Event Income, Net — The Company recognizes admissions, NASCAR broadcasting and event related revenues when an event is held. Souvenir sales and commissions from food and beverage sales are recognized at time of sale. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanction fees remitted to NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (i) generally advance revenue is refundable and (ii) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements.

Non-Event Souvenir Merchandise and Other Revenues — The Company recognizes revenue when products are shipped, title transfers to customers, right of return or cancellation provisions expire, sales prices are final and collection is probable. For products sold on consignment through electronic media programming or other promotional activities, revenues are recognized upon product shipment by promoters to customers, or purchase by reseller customers, and expiration of any right of return or cancellation provisions. Product sold on consignment with right of return or cancellation provisions has not been significant.

The Company, from time to time, is engaged in the purchase and sale of bulk petroleum and related products and commodity transactions (bulk commodity) with petroleum and other companies who conduct business in the United States and certain foreign countries. From time to time, the Company also enters into commodity hedges associated with the underlying commodity being hedged and utilizes letters of credit issued by recognized financial institutions for the purchase and sale of bulk petroleum products. The Company has profit and loss sharing arrangements with certain entities on the purchasing and selling of specified bulk commodity products. The Company’s net operating profits or losses from bulk commodity transactions are included in other operating revenue (net petroleum bulk commodity profits or losses). The Company evaluated associated accounting guidance in determining that operating profits or losses from bulk commodity transactions should be reported on a net basis including: (i) SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”; (ii) EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”; and (iii) other applicable accounting guidance. Using this guidance, and based on the underlying transactional terms and conditions, all gains and losses, including shared profits or losses, associated with the Company’s bulk commodity transactions in the current period, including changes in the fair value of commodity hedges, have been reported net in other operating revenue. The Company has not used mark-to-market accounting for energy contracts that are not derivatives under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” or carried associated product inventories at fair market value, and dealer profit or unrealized gains or losses at inception of energy trading contracts have not been recognized. Future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis, and mark-to-market accounting used for certain hedges and inventory transactions constituting energy contracts that are derivatives under SFAS No. 133, depending on the underlying transactional terms and conditions.

For bulk commodity transactions during the three months ended September 30, 2005 and 2004, gross revenues aggregated $47,853,000 and $0, and operating costs associated with bulk petroleum products, including hedge gains or losses, aggregated $47,345,000 and $1,248,000. For bulk commodity transactions during the nine months ended September 30, 2005 and 2004, gross revenues aggregated $47,853,000 and $14,030,000, and operating costs associated with bulk petroleum products, including hedge gains or losses, and shared profits and losses, aggregated $48,382,000 and $15,890,000. As of September 30, 2005, the Company is party to certain commodity hedges, associated with the underlying petroleum product being hedged and indirectly associated with bulk commodity inventory, that have a fair market value of $1,362,000 and are included in other current assets. In addition, the Company determined that its energy supply contract is a derivative under SFAS No. 133. The Company estimates the fair value of derivative contracts based on a pricing model using Nymex and gulf market prices. The Company determined that fair values were not significant as of September 30, 2005.

As of September 30, 2005, the Company has credit risk concentration in receivables and certain inventory hedges associated with bulk commodity sales and purchase transactions. Approximately 32% of the Company’s total accounts receivable or $13,526,000 are due from a relatively small number of petroleum industry customers in Central America. Also, as of September 30, 2005, bulk petroleum inventory products aggregate $24,945,000, of which $8,277,000 are located and managed by a single vendor in Central America. Counter parties for commodity hedges are major financial institutions. Realization of receivables and inventories are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness, current and future market demand, regional and global market and economic conditions, including geopolitical situations in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds, global petroleum product supply and demand, regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs, and other factors. Default on payment by one or more customers, or should inventory not be realized or recovered, could have a material adverse impact on the Company’s operating results. See Note 3 for additional information on bulk petroleum product inventory and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Near Term Operating Factors – Other Operating Revenues” for additional discussion on bulk commodity transactions.

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

The more significant racing schedule changes for the three and nine months ended September 30, 2005 as compared to 2004 include the following:

•	AMS hosted a NASCAR Busch Series race in the first quarter 2005 that was held and reported in the fourth quarter 2004; and

•	IR hosted a new Indy League Racing event in the third quarter 2005.

Recently Issued Accounting Standards — In January 2003, Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (VIE) and determining when assets, liabilities, noncontrolling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R) to clarify certain provisions and exempt certain entities from its requirements. As of September 30, 2005, application of FIN 46 and FIN 46R has not affected the Company’s financial statements or disclosures.

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

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3” was issued which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless impracticable to determine the period-specific effects or cumulative effect of the change, and restatement with respect to the reporting of error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. At this time, adoption of SFAS No. 154 is not expected to significantly impact the Company’s financial statements or future results of operations.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” which, among other things, requires that leasehold improvements acquired in a business combination or purchase, subsequent to the inception of the lease, should be amortized over the lesser of their useful life or the lease term that includes reasonably assured lease renewals as determined on the acquisition date of the leasehold improvement. EITF No. 05-6 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the FASB’s ratification on June 29, 2005. At this time, EITF No. 05-6 is not expected to significantly impact the Company’s financial statements or future results of operations.

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

Stock-Based Compensation and Formula Stock Option Plan — The Company continues to account for stock-based employee compensation using Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” which recognizes compensation cost based on the intrinsic value of equity instruments awarded as permitted under SFAS No. 123 “Accounting for Stock-Based Compensation”. All stock options granted under the Company’s 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. Based on the terms of these stock option plans and the Employee Stock Purchase Plan, no compensation cost has been reflected in net income for these plans at this time. See Note 9 for information on the accelerated vesting of certain options approved by the Company’s Board of Directors effective as of October 19, 2005.

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

	Three Months Ended September 30:		Nine Months Ended September 30:
	2005	2004	2005	2004
Net income (loss) as reported	$4,402	$(4,498)	$73,954	$60,114
Less: Stock-based compensation expense determined using fair value method, net of taxes	(388)	(76)	(1,418)	(1,631)

Pro forma net income (loss)	$4,014	$(4,574)	$72,536	$58,483

	Three Months Ended September 30:		Nine Months Ended September 30:
	2005	2004	2005	2004
Basic Earnings (Loss) Per Share:
As reported	$0.10	$(0.10)	$1.68	$1.39

Pro forma	$0.09	$(0.11)	$1.65	$1.35

Diluted Earnings (Loss) Per Share:
As reported	$0.10	$(0.10)	$1.67	$1.38

Pro forma	$0.09	$(0.10)	$1.64	$1.34

The fair value of stock option grants for the 1994 Stock Option, 2004 Stock Incentive and Formula Stock Option plans is estimated on grant date using the Black-Scholes option-pricing model using the following:

	Three Months Ended September 30:		Nine Months Ended September 30:
	2005	2004	2005	2004
Options granted	—	—	50,000	50,000
Weighted average grant-date fair values	—	—	$9.52	$6.88
Expected volatility	—	—	24.2%	24.2%
Risk-free interest rates	—	—	3.6%	3.3%
Expected lives (in years)	—	—	4.6	4.6
Dividend yield	—	—	0.8%	1.0%

For the three and nine months ended September 30, 2004, the fair value of options granted under the Employee Stock Purchase Plan is estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 24.2%, risk-free interest rates of 1.0%, expected lives of 0.5 years; and dividend yields of 0.9%. No shares were granted to employees under the Employee Stock Purchase Plan for the calendar year 2005.

BMS Litigation Settlement — Other income, net for the nine months ended September 30, 2004 reflects recovery of a $2,400,000 pre-tax charge to earnings previously recorded in 2002 for litigation associated with BMS. In 2000, a lawsuit was filed against SMI and BMS alleging interference with the use of certain leasehold property rented to the plaintiff, Robert L. “Larry” Carrier, by BMS, seeking specified compensatory and punitive damages and injunctive relief. In 2002, the trial court entered a judgment against SMI and BMS for approximately $1,400,000 in damages plus costs, and in February 2003, entered an amended judgment awarding the plaintiff approximately $2,400,000 and BMS exclusive possession of the leased premises. A $2,400,000 pre-tax charge to earnings was reflected in 2002 for the litigation. The plaintiff and the Company appealed this judgment, and in 2004, the trial court award against SMI and BMS was reversed and all plaintiff claims were dismissed. The $2,400,000 pre-tax recovery was reflected in 2004 upon successful appeal and appellate Court reversal of the 2002 decision and dismissal of claims against the Company.

Land Held For Development Sold in 2004 — In the third quarter 2004, the Company sold certain land held for development representing property adjacent to a regional outlet mall in the Charlotte metropolitan area which management was developing and marketing. Other income, net for the nine months ended September 30, 2005 reflects current period recognition of previously deferred gain of $1,062,000 from the 2004 sale which was being recognized into income using the installment method. The associated note receivable was collected in full in the first quarter 2005 resulting in gain recognition.

Income Taxes — At September 30, 2005 and December 31, 2004, the Company had significant net non-current deferred tax liabilities for the future income tax effects of temporary differences between financial and income tax bases of assets and liabilities. The Company’s accounting for income taxes reflects management’s assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. As further disclosed in Note 7 to the December 31, 2004 Consolidated Financial Statements, the majority of the Company’s deferred tax liabilities pertain to accelerated depreciation on its property and equipment for tax reporting purposes.

For several years, the Company has relied on and depreciated many of its motorsports facility assets under Asset Class 80.0 of Section 168 of the Internal Revenue Code of 1986, as amended, a depreciation rule applicable to theme and amusement parks and other similar combinations of entertainment attractions which considers certain assets seven-year property for tax purposes. The federal American Jobs Creation Act of 2004, which became effective on October 22, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively to assets placed in service after the date of enactment and before January 1, 2008. The motorsports and other industries are pursuing a permanent seven-year prospective tax depreciation provision. In July 2005, the Internal Revenue Service (IRS) published a tax advice memorandum challenging other taxpayers on the use of seven-year recovery periods for certain assets acquired prior to the enacted 2004 legislation.

In evaluating the potential effects of the tax advice memorandum, the Company filed a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and will be included in federal and state taxable income over four years beginning in 2005. The change resulted in reclassifying noncurrent deferred income taxes of approximately $18,600,000 to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $85,400,000 as of June 30, 2005. These amounts reflect the estimated cash tax payments expected over the succeeding four-year period. The Company believes its use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. The Company believes the filing of the change in tax accounting method is the best course of action to minimize costs and uncertainty.

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

Reclassifications — Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES – Inventories consist of the following components (in thousands):

	September 30, 2005	December 31, 2004
Souvenirs and apparel	$11,541	$11,429
Finished vehicles, parts and accessories	4,968	4,830
Micro-lubricant™, bulk petroleum and other	26,122	1,315

Total	$42,631	$17,574

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At September 30, 2005 and December 31, 2004, inventories reflect provisions of $6,621,000 and $6,453,000. Bulk petroleum inventories with specific costs aggregating approximately $24,945,000 were purchased for resale in the United States and certain foreign countries as of September 30, 2005. The Company is pursuing sales arrangements whose ultimate selling prices are not finalized; however, such inventory costs are expected to be substantially recovered upon resale by December 31, 2005. See Note 2 “Non-Event Souvenir Merchandise and Other Revenues” for additional discussion on bulk commodity transactions.

4. GOODWILL AND OTHER INTANGIBLE ASSETS – Goodwill and other intangible assets represents the excess of business acquisition costs over the fair value of net assets acquired, and all such intangible assets are associated with the Company’s motorsports related reporting unit. The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. The Company evaluates goodwill and other intangible assets for possible impairment annually as of April 1, or when events or circumstances indicate possible impairment may have occurred, using the direct value method based on expected future undiscounted net operating cash flows and profitability attributable to such assets. Management’s latest annual assessment of goodwill and other intangible assets as of April 1, 2005 indicated there had been no impairment, and there have since been no events or circumstances which might indicate possible impairment as of September 30, 2005.

All present goodwill and other intangible assets are associated with the Company’s motorsports related activities. Nonamortizable intangible assets for race event sanctioning and renewal agreements and driving school license agreements are considered to have indefinite useful lives because their renewal and cash flow generation is expected to continue indefinitely. Changes in the carrying value of other intangible assets for the nine months ended September 30, 2005 consisted of license agreements associated with the acquisition of JRG (see Note 1) and insignificant activity amounting to $14,000. Changes in the carrying value of goodwill for the nine months ended September 30, 2005 consisted of insignificant activity amounting to $90,000. As of September 30, 2005 and December 31, 2004, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	September 30, 2005			December 31, 2004			Estimated Amortization Period
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Nonamortizable race event sanctioning and renewal agreements	$98,783	—	$98,783	$98,769	—	$98,769	—
Nonamortizable driving school license agreements	3,530	—	3,530	—	—	—	—
Amortizable network and other media promotional contracts	3,320	$(274)	3,046	3,320	$(177)	3,143	30

Total	$105,633	$(274)	$105,359	$102,089	$(177)	$101,912

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

The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Also, the Company is required to meet certain financial covenants, including specified levels of net worth and ratios of (i) funded senior debt to EBITDA, (ii) funded debt to EBITDA and (iii) earnings before interest and taxes (EBIT) to interest expense, among other items. The Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without lender consent and on annual consolidated capital expenditures over the loan term. Outstanding borrowings under the revolving credit facility amounted to $50,000,000 at September 30, 2005 and December 31, 2004, and under the term loan amounted to $50,000,000 at September 30, 2005 and $46,875,000 at December 31, 2004. As of September 30, 2005, outstanding letters of credit amounted to $21,203,000, and the Company could borrow up to an additional $178,797,000 under the Credit Facility. As amended, quarterly principal payments are due under the term loan as follows (for annual periods ending September 30): $3,125,000 in 2006, $9,375,000 in 2007, $12,500,000 in 2008, $15,625,000 in 2009, and $9,375,000 in 2010.

Senior Subordinated Notes — In 2003, the Company completed a private placement of 6 3/4% Senior Subordinated Notes due 2013 in the aggregate principal amount of $230,000,000 and exchanged these notes for substantially identical notes registered under the Securities Act. In July 2004, the Company completed a private placement of an $100,000,000 add-on offering to the $230,000,000 Senior Subordinated Notes issued in May 2003. The proceeds were used to acquire certain tangible and intangible assets and operations of NCS for approximately $100,400,000 in cash as part of the July 2004 “Ferko” shareholder lawsuit settlement. Intangible assets acquired in the settlement were principally non-amortizable NASCAR race event sanctioning and renewal agreements under which the Company plans to conduct a second annual NEXTEL Cup and Busch Series racing event at TMS beginning November 2005. The Company filed a registration statement in August 2004 to exchange these add-on notes for substantially identical notes registered under the Securities Act and completed the exchange offer in October 2004. The add-on notes are identical to the Senior Subordinated Notes issued in May 2003 with the same interest rate, maturity, covenants, limitations, and other terms and are governed by the same indenture (hereafter both issuances are referred to as the Senior Subordinated Notes).

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

The Credit Facility and Senior Subordinated Notes contain other required and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledging assets to third parties, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of September 30, 2005. See Note 5 to the December 31, 2004 Consolidated Financial Statements for further information on the terms and conditions of the Credit Facility and the Senior Subordinated Notes.

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

The cash flow hedge swap agreement has notional amounts, interest payments and maturity dates that match the underlying debt and meet the conditions for assuming no ineffectiveness using the short-cut method under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Differentials paid or received in periodic settlements are reflected as an adjustment to interest expense and included in operating activities in the statement of cash flows. For early terminated swap agreements, net settlement payments at termination are deferred when received and amortized into income as a yield adjustment to interest expense over the underlying hedged debt term.

Under the cash flow hedge, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $50,000,000. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. At September 30, 2005 and December 31, 2004, the Company has reflected net derivative assets for these hedges combined of approximately $907,000 and $371,000, with $907,000 and $181,000 in assets, and $554,000 and $115,000 in other comprehensive income, after income taxes of $353,000 and $75,000. In June 2005, the fair value hedge swap agreement was terminated and settled with a $501,000 net payment to the Company. The $501,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through May 2013. Interest expense adjustments reflected through September 30, 2005 were insignificant.

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

Interest Expense, Net — Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2005	2004	2005	2004
Gross interest costs	$7,300	$6,676	$20,890	$16,488
Less: capitalized interest costs	(195)	(208)	(602)	(1,055)

Interest expense	7,105	6,468	20,288	15,433
Interest income	(1,554)	(454)	(3,809)	(1,091)

Interest expense, net	$5,551	$6,014	$16,479	$14,342

Weighted-average interest rate on borrowings under bank revolving credit facility	4.8%	3.2%	4.5%	3.2%

6. PER SHARE DATA - The following schedule reconciles basic and diluted earnings (loss) per share (dollars and shares in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2005	2004	2005	2004
Net income (loss) available to common stockholders and assumed conversion	$4,402	$(4,498)	$73,954	$60,114

Weighted average common shares outstanding	43,881	43,468	43,913	43,211
Dilution effect of assumed conversions:
Common stock equivalents - stock options	298	256	282	318

Weighted average common shares outstanding and assumed conversions	44,179	43,724	44,195	43,529

Basic earnings (loss) per share	$0.10	$(0.10)	$1.68	$1.39

Diluted earnings (loss) per share	$0.10	$(0.10)	$1.67	$1.38

Anti-dilutive common stock equivalent shares excluded in computing diluted earnings per share	18	47	35	61

Stock Repurchase Program – In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1,000,000 shares of the Company’s outstanding $.01 par value common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the three and nine months ended September 30, 2005, the Company repurchased 80,000 and 180,000 shares of common stock for approximately $3,071,000 and $6,563,000.

7. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at September 30, 2005 and December 31, 2004 include $1,032,000 and $1,006,000, including accrued interest, due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at September 30, 2005 and December 31, 2004 include $1,896,000 and $2,855,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman before July 30, 2002 and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to Mr. Smith that it would no longer make payments under the split-dollar life insurance trust arrangements or advances for his benefit.

The Company has made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes before July 30, 2002. Notes and other receivables from affiliates at September 30, 2005 and December 31, 2004 include $5,768,000 and $5,863,000 due from Sonic Financial. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before September 30, 2006, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2004 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances, and decreases from repayments by affiliates.

Notes and other receivables from affiliates at September 30, 2005 and December 31, 2004 also include $295,000 due from a corporation that is a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. The amount due is payable on demand, is collateralized by certain personal property, and because the Company does not require repayment before September 30, 2006, has been classified as noncurrent assets in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and affiliate.

Amounts payable to affiliate at September 30, 2005 and December 31, 2004 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% per annum. The remainder of the amount bears interest at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $49,000 each period for the three months ended September 30, 2005 and 2004, and $148,000 each period for the nine months ended September 30, 2005 and 2004. Rent expense for SMI Properties approximated $60,000 each period for the three months ended September 30, 2005 and 2004, and $181,000 and $173,000 for the nine months ended September 30, 2005 and 2004. The Company believes the leases contain terms more favorable to the Company than could be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMI Properties, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties. At September 30, 2005 and December 31, 2004, amounts owed to Chartown were not significant.

LVMS purchased new vehicles for employee use from two subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $236,000 and $282,000 in the nine months ended September 30, 2005 and 2004. Total purchases for the three months ended September 30, 2005 and 2004 were not significant. LVMS sold used vehicles to the SAI subsidiaries for approximately $105,000 in the nine months ended September 30, 2005. No vehicles were sold in the three and nine months ended September 30, 2004. Vehicles sold in the three months ended September 30, 2005 were not significant. The Company believes the purchase and sale terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At September 30, 2005 and December 31, 2004, there were no amounts due from SAI.

Oil-Chem sold zMax micro-lubricant™ product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $543,000 and $403,000 for the three months ended September 30, 2005 and 2004, and $1,309,000 and $1,200,000 for the nine months ended September 30, 2005 and 2004. At September 30, 2005, approximately $404,000 was due from SAI and amounts due at December 31, 2004 were not significant. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

With respect to the foregoing transactions, interest expense accrued on amounts payable to, and interest income earned on amounts due from, affiliates is summarized as follows (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2005	2004	2005	2004
Interest expense	$32	$27	$93	$82
Interest income	119	105	350	313

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

Currently, all but six lawsuits involving twelve individuals in connection with this incident have been resolved by the defendants. The final federal lawsuits settled in September 2003. The defendants reached state court settlements in one lawsuit with a plaintiff in September 2005, with claims being dismissed in October 2005. The claims of six individuals in five suits have been dismissed by the Trial Court and are now on appeal to the North Carolina Court of Appeals. The remaining lawsuits are still consolidated before one judge and are pending in Mecklenburg County. The Company is vigorously defending itself in the remaining cases, which are being tried solely on damages and are in discovery. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s financial position or future results of operations.

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

July 2005 AMS Tornado Damage — On July 6, 2005, a tornado struck AMS causing significant damage to its facilities. The Company has assessed the extent of damages and established restoration plans and cost estimates using outside insurance administrators and consultants, internal construction and development personnel, and other consultants. The Company reflected an approximate $500,000 pre-tax charge to earnings in 2005 for associated uninsured losses. The Company does not believe further losses, if any, will exceed insurance coverage limits. Restoration progressed sufficiently to allow AMS to conduct its NASCAR NEXTEL Cup Series and other races as scheduled in October 2005.

The Company is accounting for the effects of the tornado damage using FASB Interpretation No. 30 “Accounting for Involuntary Conversion of Nonmonetary Assets to Monetary Assets” and other authoritative guidance as applicable. As of September 30, 2005, the Company recognized a loss on damaged property and equipment of $16,679,000 and a gain to the extent of such loss based on expected insurance recoveries pending final resolution of insurance claims. Also, the Company ceased depreciating damaged property and equipment in July 2005 and will begin depreciating new and restored assets when placed in service. The Company anticipates that restoration and settlement of insurance claims should be substantially completed by the end of fourth quarter 2005. At this time, the Company does not believe the ultimate outcome will have a material adverse effect on its financial position or future results of operations.

9. STOCK COMPENSATION PLANS (Note 2)

2004 Stock Incentive Plan — The 2004 Stock Incentive Plan (the 2004 Plan) was adopted by SMI’s Board of Directors in February 2004 and approved by stockholders at the 2004 Annual Meeting. Awards under the 2004 Plan may be in the form of incentive stock options, non-statutory stock options or restricted stock. All stock options granted in 2004 had exercise prices equal to the fair or trading value of the Company’s common stock at grant date, originally vested in equal installments over three years, and expire ten years from grant date. In 2005, there have been no awards of incentive stock options, non-statutory stock options or restricted stock under the 2004 Plan.

1994 Stock Option Plan — The 1994 Stock Option Plan (the 1994 Plan) expired by its terms on December 21, 2004. After that date, no further options can be granted under the 1994 Plan. Approval of the 2004 Plan described above, and termination of the 1994 Plan, did not adversely affect rights under any outstanding stock options previously granted under the 1994 Plan. All options granted to purchase shares under the 1994 Plan generally expire ten years from grant date. The exercise price of all stock options granted through 2004 was the fair or trading value of the Company’s common stock at grant date. All stock options granted in 2004 originally vested in equal installments over three years and all stock options granted before 2004 are fully vested.

On October 19, 2005, the Company’s Board of Directors approved the accelerated vesting, effective October 19, 2005, of up to 485,850 stock options, representing all outstanding, unvested stock options granted under the 1994 Plan and 2004 Plan. The accelerated vesting is subject to the terms and conditions of the plans. All other terms and conditions of the options remain the same. This accelerated vesting is expected to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s application of SFAS No. 123R “Shared-Based Payment”. As further described above in “Recently Issued Accounting Standards”, SFAS No. 123R: (i) generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period; (ii) applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date; and (iii) is effective for the Company as of the beginning of its first quarter 2006.

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

OVERVIEW

The Company’s revenues and expenses are classified in the following categories because they are important to, and used by, management in assessing operations: admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all of our events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, driving school and karting revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways.

“Other operating revenue” includes: revenues of TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; certain merchandising revenues of SMI Properties and its wholly-owned subsidiary, MBM, a wholesale and retail mail-order distributor of racing and other sports related souvenir merchandise and apparel; Legends Car and parts sales of 600 Racing; restaurant, catering and membership income from the Speedway Clubs at LMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant™; net petroleum bulk commodity profits or losses; and industrial park rentals.

The Company’s revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than souvenir sales, as well as sales of TSI, Legends Cars, Oil-Chem, SMI Trackside, MBM, petroleum bulk commodity or other operating revenues.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school and karting revenues, and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of TSI, MBM and certain SMI Properties merchandising, Legends Car, Speedway Clubs, Oil-Chem and industrial park rental revenues.

The Company sponsors and promotes outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions can have a negative effect on the Company’s results of operations. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success of past events.

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

The Company sometimes produces minimal operating income during the third quarter when it hosts only one major NASCAR race weekend. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the nine months ended September 30, 2005 and 2004 are not indicative of results that may be expected for the entire year because of such seasonality.

The 19 major NASCAR sanctioned races to be held in 2005 include the new NEXTEL Cup and Busch Series races at TMS. Set forth below is certain comparative summary information with respect to the Company’s scheduled major NASCAR-sanctioned racing events for 2005 and 2004:

	Number of scheduled major NASCAR-sanctioned events
	2005	2004
1st Quarter	4	5
2nd Quarter	8	6
3rd Quarter	2	2
4th Quarter	5	4

Total	19	17

Near-term Operating Factors

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors:

•	Current Operating Trends. The 2005 to-date broadcast television and cable ratings for the NASCAR NEXTEL Cup and Busch Series have shown new highs with significant increases over the prior year. Also, the 2005 “Chase for the Cup” – the last ten races of season – is achieving strong ratings increases over the prior year. Management believes these rating increases bode well for negotiation of the NASCAR broadcast contracts, which generally expire after 2006.

The Company’s results for the 2005 race season reflect ongoing increases in sponsorship, luxury suite rentals, advertising and other corporate event related revenues. All of the Company’s 2005 NASCAR NEXTEL Cup and Busch event sponsorships are sold, and pre-sales for the 2006 race season are showing similar trends. Despite rising fuel prices and the effects of Hurricanes Katrina and Rita, ticket sales for our comparable fourth quarter 2005 racing events are near or above last year’s levels, with corporate promotional spending and marketing interest trending well ahead of last year. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

The national incidents of September 11, 2001, along with the Iraq war and terrorism alerts, have raised a combination of operating factors never before encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Natural disasters such as Hurricanes Katrina and Rita can cause significant increases in fuel prices and significant adverse economic effects. These factors affect consumer and corporate spending sentiment. While management believes the Company’s strong operating cash flow will continue, economic conditions, rising fuel prices, and the competitiveness of racing can affect ticket, corporate marketing, sponsorships and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, management decided not to increase many ticket and concession prices in 2005 to help foster fan support and mitigate any near-term demand weakness. Economic conditions could be severely affected by future actual or threatened events of a similar nature or other national, regional or local incidents, which could materially adversely impact the Company’s future operating results.

•	July 2005 AMS Tornado Damage. On July 6, 2005, a tornado struck AMS causing significant damage to its facilities. The Company has assessed the extent of damages and established restoration plans and cost estimates using outside insurance administrators and consultants, internal construction and development personnel, and other consultants. The Company reflected an approximate $500,000 pre-tax charge to earnings in 2005 for associated uninsured losses. The Company does not believe further losses, if any, will exceed insurance coverage limits. Restoration progressed sufficiently to allow AMS to conduct its NASCAR NEXTEL Cup Series and other races as scheduled in October 2005. The Company expects that insurance coverage proceeds associated with the July 2005 tornado damage at AMS should substantially fund restoration.

The Company is accounting for the effects of the tornado damage using FASB Interpretation No. 30 “Accounting for Involuntary Conversion of Nonmonetary Assets to Monetary Assets” and other applicable authoritative guidance. As of September 30, 2005, the Company recognized a loss on damaged property and equipment and a gain to the extent of such loss based on expected insurance recoveries pending final resolution of insurance claims. The Company anticipates that restoration and settlement of insurance claims should be substantially completed by the end of fourth quarter 2005. At this time, the Company does not believe the ultimate outcome will have a material adverse effect on its financial position or future results of operations. The Company ceased depreciating damaged property and equipment in July 2005, and depreciation on new and restored assets, which will begin when placed in service, may be higher because of replacing fully depreciated assets and increased depreciable carrying costs.

•	Current Year Joint Venture Equity Investments. As further discussed in Note 1 to the Consolidated Financial Statements, in August 2005, the Company and ISC formed SMISC, an equally-owned joint venture, operating as an independent company under the name Motorsports Authentics, to produce, market and sell motorsports licensed merchandise.

On August 29, 2005, Motorsports Authentics entered into a definitive agreement to purchase Action Performance Companies, Inc. for $13.00 per common share or approximately $245 million in cash plus transaction costs. Action is the leader in design, promotion, marketing and distribution of licensed merchandise with products including a broad range of motorsports related die-cast replica collectibles, apparel, gifts and other memorabilia. Approximately 70% of Action’s 2004 product sales are related to NASCAR sanctioned motorsports due to its license agreements with many top teams and drivers. In addition, Action designs and sells products relating to other motorsports including the National Hot Rod Association, Formula One and Indy Racing League and also has licenses to manufacture apparel and memorabilia for the National Basketball Association, Major League Baseball, and multiple other branded organizations. Action currently markets its products primarily through a combination of mass retail, domestic wholesale, trackside, international and collector’s clubs. The acquisition is expected to close by December 31, 2005 and is subject to several conditions, including Action shareholder approval, certain regulatory approvals, consents and certificates from certain counterparties to Action’s material contracts, and the lack of any material adverse events affecting Action’s business. If the acquisition closes, the Company expects to invest additional amounts in SMISC and fund its share of the purchase price with available cash and cash investments.

On September 8, 2005, Motorsports Authentics acquired certain tangible and intangible assets and operations of Team Caliber, Inc. from Roush Corporation d/b/a Roush Racing, and entered into a long-term license with Roush Racing for exclusive and non-exclusive motorsports merchandise distribution for various racing drivers and teams in NASCAR’s NEXTEL Cup, Busch and Craftsman Truck Series. Team Caliber markets and distributes licensed motorsports merchandise, including die-cast replicas of motorsports vehicles, apparel, gifts and memorabilia through collectible, mass retail and trackside distribution channels. The acquisition was not significant and, therefore, financial terms are not presented.

The Company uses the equity method of accounting for its 50% ownership in Motorsports Authentics. As of September 30, 2005, the Company’s share of the operating results of Motorsports Authentics, including Team Caliber, was not significant. At this date, these equity-basis investments are not considered significant for presenting summarized financial information as to assets, liabilities and operating results of the investees. However, if Action is acquired, the Company’s investment in Motorsports Authentics will be significant and its share of associated profits or losses may or may not be significant. Resulting profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s NEXTEL Cup

Series, competition for Action and Team Caliber products, and the success of Action and Team Caliber management in achieving sustained profitably. Their ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. There may be increases in the Company’s investment in these associated entities, including additional equity contributions or loans to Motorsports Authentics. The carrying value of these equity investments could become impaired for changes in profitably, operating cash flows, market, economic conditions and other factors that could adversely impact their recovery.

•	Income Taxes. At September 30, 2005 and December 31, 2004, the Company had significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes as further disclosed in Note 7 to the December 31, 2004 consolidated financial statements. For several years, the Company has relied on and depreciated many of its motorsports facility assets under Asset Class 80.0 of Section 168 of the Internal Revenue Code of 1986, as amended, a depreciation rule applicable to theme and amusement parks and other similar combinations of entertainment attractions which considers certain assets seven-year property for tax purposes. The federal American Jobs Creation Act of 2004, which became effective on October 22, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively to assets placed into service after the date of enactment and before January 1, 2008. The motorsports and other industries are pursuing a permanent seven-year prospective tax depreciation provision. In July 2005, the IRS published a tax advice memorandum challenging other taxpayers on the use of seven-year recovery periods for certain assets acquired prior to the enacted 2004 legislation.

In evaluating the potential effects of the tax advice memorandum, the Company filed a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and will be included in federal and state taxable income over four years beginning in 2005. The change resulted in reclassifying noncurrent deferred income taxes of approximately $18.6 million to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $85.4 million as of June 30, 2005. These amounts reflect the estimated cash tax payments expected over the succeeding four-year period. The Company believes its use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. The Company believes the filing of the change in tax accounting method is the best course of action to minimize costs and uncertainty.

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

•	Reiterated 2005 Earnings Guidance. In connection with the Company’s third quarter 2005 earnings release, the Company confirmed its previous full year 2005 guidance of $2.15 to $2.25 per diluted share assuming current industry and economic trends continue.

•	NASCAR Broadcasting Rights Agreement. Fiscal 2005 is the Company’s fifth year under the multi-year consolidated domestic television broadcast rights agreement for NASCAR NEXTEL Cup and Busch Series events. This agreement is expected to provide the Company with future increases in contracted broadcasting revenues. The Company’s total revenues under this domestic broadcast rights agreement, based on the current race schedule, are contracted for approximately $141

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

•	2005 Bank Credit Facility Amendment. As discussed below in “Liquidity and Capital Resources” and Note 5 to the Consolidated Financial Statements, in March 2005, the Company amended its Credit Facility to, among other things: (i) increase the separate sub-limit for standby letters of credit from $10.0 million to $75.0 million, while maintaining the overall revolving credit facility borrowing limit of $250.0 million; (ii) extend maturity from May 2008 to March 2010; (iii) increase allowable annual aggregate payments of dividends and repurchases of SMI securities from $17.5 million to $75.0 million, and up to $150.0 million, subject to maintaining certain revised financial covenants; (iv) expand permitted investments of available cash; and (v) reduce interest which will be based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The separate sub-limit for standby letters of credit was increased in anticipation of possible increases in the Company’s bulk commodity business as further described in “Other Operating Revenue” below, and for other business transactions.

•	Accounting for Stock Based-Compensation. As further described below in “Recently Issued Accounting Standards”, SFAS No. 123R “Shared-Based Payment” was issued in December 2004 which requires, among other things, recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period and is effective for the Company as of the beginning of its first quarter 2006. The Company currently applies the disclosure provisions whereby the pro forma effect on net income and earnings per share is presented based on compensation cost for stock options and the Employee Stock Purchase Plan determined using the fair value recognition provisions of SFAS No. 123. Management is currently assessing the impact of adopting SFAS No. 123R on the Company’s financial position and results of operations, along with the underlying valuation methods and assumptions. Any compensation cost is not determinable until such time that restricted stock or option grant award amounts, prices and vesting provisions, among other factors, are known. See Note 9 for information on the accelerated vesting of certain options approved by the Company’s Board of Directors effective as of October 19, 2005.

•	Other Operating Revenue. Management intends to develop new merchandising opportunities, expand product offerings through electronic media promotional programming, and market racing and other sports-related souvenir merchandise and apparel with corporate customers and other third-party venues. The Company’s other operating revenues may increase depending on, among other factors, the success of such efforts, the success of motorsports, particularly NASCAR’s NEXTEL Cup Series, and future market demand, trends and competition for the Company’s non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside management’s control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While the Company’s revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization.

Because of the Company’s presence in the petroleum and automotive aftermarket industries, management may expand its business involving the purchase and sale of bulk petroleum and related products and commodity transactions (bulk commodity) with petroleum and other companies who conduct business in the United States and certain foreign countries. From time to time, the Company also enters into commodity hedges which are associated with the underlying commodity being hedged and utilizes letters of credit issued by recognized financial institutions for the purchase and sale of bulk petroleum products. The Company may or may not increase such bulk commodity and hedge transactions in the future. As described in “2005 Bank Credit Facility Amendment” above, the Company amended its Credit Facility to, among other things, increase the separate sub-limit for standby letters of credit to $75.0 million in anticipation of possible increases in the Company’s bulk commodity and other business transactions.

As of September 30, 2005, the Company has credit risk concentration in receivables and certain inventory hedges associated with bulk commodity sales and purchase transactions. Approximately 32% of the Company’s total accounts receivable or $13.5 million are due from a relatively small number of petroleum industry customers in Central America. Also, at September 30, 2005, the Company’s bulk petroleum inventories aggregate approximately $24.9 million, of which $8,277,000 are located and managed by a single vendor in Central America. Such inventories were purchased for resale in the United States and certain Central America countries, and the Company is pursuing sales arrangements whose ultimate selling prices are not finalized. However, such inventory costs are expected to be substantially recovered upon resale by December 31, 2005. As of September 30, 2005, the Company had outstanding letters of credit aggregating approximately $20.0 million associated with bulk commodity transactions. As of September 30, 2005, the Company is party to certain commodity hedges, secured by the underlying petroleum product being hedged and indirectly associated with bulk commodity inventory, that have a fair market value of $1.4 million. Counter parties for commodity hedges are major financial institutions.

Realization of receivables and inventories is subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness, current and future market demand, regional and global market and economic conditions, including geopolitical situations in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds, global petroleum product supply, and demand, regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs, and other factors. Default on payment by one or more customers, or should inventory not be realized or recovered, could have a material adverse impact on the Company’s operating results. See Note 2 “Non-Event Souvenir Merchandise and Other Revenues” and Note 3 in the Consolidated Financial Statements for additional information on bulk commodity transactions.

Bulk commodity transactions may continue to occur in the near future that may or may not be significant. While revenues could increase, resulting profit margins could be affected by market and other factors such as transaction, unrecoverable and other operating costs, and could be less than those on existing operations. The Company’s net operating profits or losses from bulk commodity transactions are included in other operating revenue. Future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis, and mark-to-market accounting used for certain hedges and inventory transactions constituting energy contracts that are derivatives under SFAS No. 133, depending on the underlying transactional terms and conditions. Also, future gains or losses on derivative contracts could be significant depending on fluctuations in market prices of the products covered by such contracts. Depending on settlement timing and other transactional factors, accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase or decrease during and between reporting periods.

•	Insurance Coverage. Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted from the national incidents on September 11, 2001, natural disasters and incidents such as the pedestrian bridge collapse at LMS in 2000. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. The Company has a material investment in property and equipment at each of its six speedway facilities that are generally located near highly populated cities and hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs, and further increases are possible. The Company believes the July 2005 AMS tornado damage insurance coverage will not reduce annual or aggregate policy coverage limits to insufficient levels, and while management believes it has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, management cannot guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company’s speedway facilities could have a material adverse effect on its financial position and future results of operations if asset damage and/or its liability were to exceed insurance coverage limits. The occurrence of additional incidents, and particularly incidents at sporting events, entertainment or other public venues, may significantly impair the Company’s ability to obtain such insurance coverage in the future. The Company uses a combination of insurance and self-insurance to manage various risks associated with its speedway and other properties, and motorsports events and other business risks.

The Company may increase the marketing of certain products using self-insured promotional warranty programs which could subject it to increased risk of loss should the number and amount of claims significantly increase. Also, as described in “Other Operating Revenue” above, the Company is conducting, and may further increase, bulk commodity transactions for which customary insurance is obtained with experienced carriers. While management believes it has reasonable limits of property, casualty, and liability insurance in force, including coverage for environmental pollution and loss of or damaged cargo, management cannot guarantee that such coverage would be adequate should a significant incident occur. The occurrence of such an incident could have a material adverse effect on the Company’s financial position and future results of operations if damages, losses and/or its liability were to exceed insurance coverage limits. The Company has increased and may further increase its self-insurance limits which could subject the Company to increased risk of loss should the number of incidents, damages, casualties or other claims below such self-insured limits increase. While management believes it has reasonable self-insurance limits in place, management cannot guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on the Company’s financial position and future results of operations.

•	Litigation Costs. The Company is involved in, or has recently settled, various litigation for which significant legal costs were incurred in 2004. The Company intends to defend vigorously against claims raised in existing legal actions, and may incur significant legal costs in 2005 and beyond. Management is presently unable to quantify the amount of these expected legal costs, and new legal action or changes in pending or threatened legal action against the Company could result in further increases in legal costs.

RESULTS OF OPERATIONS

The more significant racing schedule changes for the three and nine months ended September 30, 2005 as compared to 2004 include the following:

•	AMS hosted a NASCAR Busch Series race in the first quarter 2005 that was held and reported in the fourth quarter 2004; and

•	IR hosted a new Indy League Racing event in the third quarter 2005.

Non-GAAP Financial Information. The following financial information is presented below using other than generally accepted accounting principles (non-GAAP) and is reconciled to comparable information presented using GAAP. Non-GAAP net income and diluted earnings per share below are derived by adjusting GAAP basis amounts for an item presented on the consolidated income statement net of income taxes. The non-GAAP financial information below is presented nowhere else in this Quarterly Report on Form 10-Q. Because the adjustment relates to charges for the Ferko litigation settlement, management believes such information is useful and meaningful to investors, and is used by management, to assess the Company’s core operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to operating income (loss), net income (loss) or diluted earnings (loss) per share determined in accordance with GAAP.

	Three Months Ended September 30:		Nine Months Ended September 30:
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income (loss)	$4,402	$(4,498)	$73,954	$60,114
Non-GAAP adjustment for Ferko litigation settlement, net of tax (1)	—	7,278	—	7,278

Non-GAAP net income	$4,402	$2,780	$73,954	$67,392

Diluted earnings (loss) per share	$0.10	$(0.10)	$1.67	$1.38
Non-GAAP adjustment for Ferko litigation settlement (1)	—	0.16	—	0.16

Non-GAAP diluted earnings per share	$0.10	$0.06	$1.67	$1.54

(1)	Ferko litigation settlement represents a third quarter 2004 charge to earnings for litigation and related settlement expenses associated with a settlement agreement between SMI, NASCAR and ISC to resolve a lawsuit filed by Francis Ferko, as a shareholder of SMI, against NASCAR and ISC. The Company was named as a necessary party to the lawsuit, since the lawsuit was brought on behalf of the Company by a shareholder. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. See Note 1 to the Consolidated Financial Statements for additional information.

Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004

Total Revenues for the three months ended September 30, 2005 increased by $10.3 million, or 14.8%, over such revenues for the same period in 2004 due to the factors discussed below.

Admissions for the three months ended September 30, 2005 increased by $1.1 million, or 4.2%, over such revenue for the same period in 2004. This increase is due to continued growth in admissions at NASCAR-sanctioned racing events held at BMS, and to IR hosting a new Indy Racing League racing event, in the current period.

Event Related Revenue for the three months ended September 30, 2005 increased by $5.5 million, or 23.7%, over such revenue for the same period in 2004. This increase is due to increased sponsorship and other event related revenues associated with NASCAR-sanctioned racing events held at BMS, to current period revenues of JRG acquired in July 2005, and to IR hosting a new IRL race in the current period.

NASCAR Broadcasting Revenue for the three months ended September 30, 2005 increased by $2.0 million, or 17.6%, over such revenue for the same period in 2004. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at BMS in the current period.

Other Operating Revenue for the three months ended September 30, 2005 increased by $1.7 million, or 18.5%, over such revenue for the same period in 2004. This increase is due primarily to higher Legends Car, net petroleum bulk commodity, and to a lesser degree higher Oil-Chem, revenues in the current period. The overall increase was partially offset by lower non-event merchandising revenues in the current period.

Direct Expense of Events for the three months ended September 30, 2005 increased by $3.7 million, or 22.3%, over such expense for the same period in 2004. This increase is due to sanction fees and other operating costs associated with IR hosting a new IRL race in the current period, and to operating costs associated with current period revenues of JRG acquired in July 2005. This increase is also due to higher operating costs associated with the growth in admissions and event related revenues for NASCAR-sanctioned racing events held at BMS, and reflects higher advertising costs and new taxes on certain admission and other event related revenues, in the current period.

NASCAR Purse and Sanction Fees for the three months ended September 30, 2005 increased by $877,000, or 9.7%, over such expense for the same period in 2004. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held at BMS in the current period.

Other Direct Operating Expense for the three months ended September 30, 2005 increased by $412,000, or 4.9%, over such expense for the same period in 2004. This increase is due primarily to higher operating costs associated with higher Legends Car revenues, and increased advertising and other operating costs associated with Oil-Chem, in the current period. The overall increase was partially offset by decreased operating costs associated with lower non-event merchandising revenues in the current period.

General and Administrative Expense for the three months ended September 30, 2005 increased by $1.1 million, or 6.3%, over such expense for the same period in 2004. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations, including TMS’s new additional NASCAR NEXTEL Cup and Busch Series racing events scheduled to be held in November 2005, and to increased property taxes and utilities costs.

Depreciation and Amortization Expense for the three months ended September 30, 2005 increased by $600,000, or 6.7%, over such expense for the same period in 2004. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities. The overall increase was partially offset by cessation of depreciation on property and equipment damaged by the tornado that struck AMS in July 2005.

Interest Expense, Net for the three months ended September 30, 2005 was $5.6 million compared to $6.0 million for the same period in 2004. This decrease is principally due to increased interest income earned on higher average invested cash balances during the current period. The overall decrease was partially offset by higher interest expense from the $100.0 million add-on offering to the $230.0 million 6 3/4% Senior Subordinated Notes in July 2004 and to increased average interest rates on borrowings under the bank revolving credit facility and term loan during the current period.

Ferko Litigation Settlement of $11.8 million for the three months ended September 30, 2004 represents a charge to earnings for litigation and related settlement expenses associated with a settlement agreement between SMI, NASCAR and ISC to resolve a lawsuit filed by Francis Ferko, as a shareholder of SMI, against NASCAR and ISC. The Company was named as a necessary party to the lawsuit, since the lawsuit was brought on behalf of the Company by a shareholder. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. The third quarter 2004 pretax charge of $11.8 million, before income taxes of $4.5 million, reduced basic and diluted earnings per share for 2004 by $0.16. See Note 1 to the Consolidated Financial Statements for additional information.

Other Expense (Income), Net. Other expense, net for the three months ended September 30, 2005 was $728,000 compared to other income, net of $582,000 for the same period in 2004. This change is due primarily to a current period charge for uninsured losses associated with the tornado that struck AMS in July 2005 (see Note 8 to the Consolidated Financial Statements for additional information), and to a gain recognized on sale of AMS land in 2004. No such gain was recognized in the current period.

Income Tax Provision (Benefit). The Company’s effective income tax rate for the three months ended September 30, 2005 and 2004 was 38.9% and 39.3%. The current period change reflects decreased effective state income tax rates resulting primarily from reduction of previously recorded valuation allowances against deferred tax assets, associated with state net operating loss carryforwards, because management determined ultimate realization is more likely than not.

Net Income (Loss) for the three months ended September 30, 2005 increased by $8.9 million to $4.4 million compared to a net loss of $4.5 million for the same period in 2004. This change is due to the factors discussed above.

Nine Months Ended September 30, 2005 Compared To Nine Months Ended September 30, 2004

Total Revenues for the nine months ended September 30, 2005 increased by $34.4 million, or 9.7%, over such revenues for the same period in 2004 due to the factors discussed below.

Admissions for the nine months ended September 30, 2005 increased by $5.0 million, or 3.9%, over such revenue for the same period in 2004. This increase is due primarily to continued growth in admissions at NASCAR-sanctioned racing events held at AMS, BMS, LVMS and TMS. The increase is also due to the new Indy Racing League racing event at IR, and the AMS NASCAR Busch Series racing event, held in the current period. The overall increase was partially offset by lower admissions at NASCAR-sanctioned racing events held at LMS in the current period.

Event Related Revenue for the nine months ended September 30, 2005 increased by $12.7 million, or 11.9%, over such revenue for the same period in 2004. This increase is due primarily to increased sponsorship, display, on-site advertising, luxury suite rentals, camping and other event related revenues associated with NASCAR-sanctioned racing events, to current period revenues of JRG acquired in July 2005, and to IR hosting a new IRL race in the current period.

NASCAR Broadcasting Revenue for the nine months ended September 30, 2005 increased by $16.4 million, or 18.5%, over such revenue for the same period in 2004. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events, and to a lesser extent, the AMS NASCAR Busch Series racing event, held in the current period.

Other Operating Revenue for the nine months ended September 30, 2005 increased by $281,000, or 0.9%, over such revenue for the same period in 2004. This increase is due primarily to higher Legends Car and net petroleum bulk commodity revenues in the current period. The overall increase was partially offset by lower non-event merchandising, Speedway Club and Oil-Chem revenues, in the current period.

Direct Expense of Events for the nine months ended September 30, 2005 increased by $7.2 million, or 11.2%, over such expense for the same period in 2004. This increase is due to higher operating costs associated with the growth in admissions and other event related revenues at NASCAR-sanctioned racing events held in the current period. This increase is also due to sanction fees and other operating costs associated with IR hosting a new IRL race in the current period, and to operating costs associated with current period revenues of JRG acquired in July 2005, and reflects higher advertising costs and new taxes on certain admission and other event related revenues in the current period.

NASCAR Purse and Sanction Fees for the nine months ended September 30, 2005 increased by $7.5 million, or 11.9%, over such expense for the same period in 2004. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events, and to a lesser extent, the AMS NASCAR Busch Series racing event, held in the current period.

Other Direct Operating Expense for the nine months ended September 30, 2005 decreased by $1.2 million or 4.3%, from such expense for the same period in 2004. This decrease is due primarily to decreased operating costs associated with lower non-event merchandising, Speedway Club and Oil-Chem revenues, which were partially offset by higher operating costs associated with higher Legends Car revenues, in the current period.

General and Administrative Expense for the nine months ended September 30, 2005 increased by $4.6 million, or 9.0%, over such expense for the same period in 2004. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations, including TMS’s new additional NASCAR NEXTEL Cup and Busch Series racing events scheduled to be held in November 2005, and increased property taxes and utilities costs.

Depreciation and Amortization Expense for the nine months ended September 30, 2005 increased by $1.4 million, or 5.2%, over such expense for the same period in 2004. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities. The overall increase was partially offset by cessation of depreciation on property and equipment damaged by the tornado that struck AMS in July 2005.

Interest Expense, Net for the nine months ended September 30, 2005 was $16.5 million compared to $14.3 million for the same period in 2004. This increase is due primarily to the $100.0 million add-on offering to the $230.0 million 6 3/4% Senior Subordinated Notes in July 2004, to increased average interest rates on borrowings under the bank revolving credit facility and term loan, and to a lesser extent, lower capitalized interest during the current period. The overall increase was partially offset by increased interest income earned on higher average invested cash balances during the current period.

Ferko Litigation Settlement of $11.8 million for the nine months ended September 30, 2004 represents a charge to earnings for litigation and related settlement expenses associated with a settlement agreement between SMI, NASCAR and ISC to resolve a lawsuit filed by Francis Ferko, as a shareholder of SMI, against NASCAR and ISC. The Company was named as a necessary party to the lawsuit, since the lawsuit was brought on behalf of the Company by a shareholder. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. The third quarter 2004 charge of $11.8 million, before income taxes of $4.5 million, reduced basic and diluted earnings per share for 2004 by $0.16. See Note 1 to the Consolidated Financial Statements for additional information.

Other Income, Net. Other income, net for the nine months ended September 30, 2005 was $88,000 compared to $2.8 million for the same period in 2004. The change reflects 2004 recovery of a $2.4 million pre-tax charge to earnings previously recorded in 2002 for litigation associated with BMS. This recovery was recorded based on 2004 Court reversal of the 2002 decision that awarded damages and dismissal of claims against the Company upon successful appeal (see Note 2 to the Consolidated Financial Statements for additional information). The change also reflects a gain recognized on sale of AMS land in 2004 and a current period charge for uninsured losses associated with the tornado that struck AMS in July 2005 (see Note 8 to the Consolidated Financial Statements for additional information). The overall decrease in other income, net was partially offset by current period recognition of previously deferred gain on the sale of certain land in the third quarter 2004 which was being recognized into income using the installment method. The associated note receivable was collected in full in the first quarter 2005 resulting in gain recognition.

Income Tax Provision. The Company’s effective income tax rate for the nine months ended September 30, 2005 and 2004 was 38.9% and 39.4%. The current period change reflects decreased effective state income tax rates resulting primarily from reduction of previously recorded valuation allowances against deferred tax assets, associated with state net operating loss carryforwards, because management determined ultimate realization is more likely than not.

Net Income for the nine months ended September 30, 2005 increased by $13.8 million, or 23.0%, over such income for the same period in 2004. This increase is due to the factors discussed above.

Liquidity and Capital Resources

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the nine months ended September 30, 2005 resulted primarily from:

(1)	net cash provided by operations amounting to $111.6 million;

(2)	borrowings under long-term debt amounting to $3.2 million;

(3)	repurchases of common stock amounting to $6.6 million;

(4)	cash received on exercise of common stock options amounting to $4.1 million;

(5)	cash outlays for the acquisition of JRG and equity investments in associated entities amounting to $14.6 million;

(6)	cash received on repayments of notes and other receivables amounting to $5.5 million; and

(7)	cash outlays for capital expenditures amounting to $71.4 million.

Cash flows from operations in the nine months ended September 30, 2005 compared to 2004 reflect: (i) increases in deferred race event income associated with the new NASCAR NEXTEL Cup and Busch Series racing events at TMS held in November 2005; (ii) increases in bulk commodity receivables and inventory in 2005 as more fully discussed in “Near Term Operating Factors – Other Operating Revenue” above; (iii) increases in prepaid income taxes, including accelerated amounts as more fully described above in “Near-term Operating Factors – Income Taxes” above; and (iv) recovery of certain other current assets upon resale in 2004.

At September 30, 2005, the Company had cash and cash equivalents totaling $256.2 million and had $50.0 million in outstanding borrowings under the $250.0 million Revolving Credit Facility, with availability for borrowing up to an additional $178.8 million. However, the Company’s available cash and cash equivalents will decrease by approximately $125.0 million as a result of its investment in Motorsports Authentics if Action is acquired and may decrease further for payments of accelerated income taxes under the Company’s tax method accounting change, capital expenditures and approved annual cash dividends on common stock. At September 30, 2005, net noncurrent deferred tax liabilities totaled $172.5 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

The Company had the following contractual cash obligations and other commercial commitments as of September 30, 2005 (in thousands):

	Payments Due By Period
Contractual Cash Obligations (1)	Total	Current	1-3 Years	3-5 Year	Thereafter
Current liabilities, excluding current maturities of long-term debt, deferred race event income and accrued income taxes	$89,751	$89,751	—	—	—
Long-term debt, including current maturities (2)	430,306	3,343	$21,963	$75,000	330,000
Income taxes payable (3)	94,294	8,894	56,900	28,500	—
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	1,499	—	—	1,499	—
Interest on fixed rate debt obligations (1)	168,919	22,275	44,550	44,550	57,544
Operating leases	2,059	702	1,050	307	—

Total Contractual Cash Obligations	$789,422	$124,965	$124,463	$149,856	$390,138

	Commitment Expiration By Period
Other Commercial Commitments	Total	Current	1-3 Years	3-5 Years	Thereafter
Letters of credit (4)	$3,703	$3,703	—	—	—
Contingent guarantee obligations	12,500	1,250	$2,500	$2,500	$6,250

Total Other Commercial Commitments	$16,203	$4,953	$2,500	$2,500	$6,250

(1)	Contractual cash obligations above exclude: (a) interest payments under the Company’s floating rate Revolving Credit Facility and Term Loan which had outstanding borrowings aggregating $100.0 million and average interest rates of 4.3% as of September 30, 2005 (cash paid for interest, net of amounts capitalized, was approximately $14.5 million in the nine months ended September 30, 2005); (b) income taxes that may be paid in future years (cash paid for income taxes was approximately $35.1 million in the nine months ended September 30, 2005); and (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs other than those discussed below in Item No. 3.

(2)	At September 30, 2005, includes required quarterly principal payments under the Term Loan aggregating (for annual periods ending September 30): $3.1 million in 2006, $9.4 million in 2007, $12.5 million in 2008, $15.6 million in 2009, and $9.4 million in 2010.
(3)	Reflects current and noncurrent income taxes payable as of September 30, 2005, including amounts reclassified from deferred income taxes and amounts being accelerated as more fully described above in “Near-term Operating Factors – Income Taxes”.
(4)	Excludes outstanding letters of credit of approximately $17.5 million that are recorded in accounts payable as of September 30, 2005.

Future Liquidity. The Company anticipates that cash from operations and funds available through the Credit Facility will be sufficient to meet its operating needs at least into 2006, including investments in, equity contributions or loans to the Motorsports Authentics joint venture, estimated planned capital expenditures, additional repurchases of common stock if any, income tax liabilities, and payment of any future dividends that may be declared. The Company expects that insurance coverage proceeds associated with the July 2005 tornado damage at AMS should substantially fund restoration. Based upon anticipated future growth and financing requirements, the Company may, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase its debt and equity securities, depending on liquidity, prevailing market conditions, and such factors as permissibility under the Credit Facility and Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility and the Senior Subordinated Notes agreements do not restrict the ability of Company subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. While the Company expects to continue to generate positive cash flows from its existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, additional liquidity and other resources could be needed to fund continued growth, including the continued expansion and improvement of the Company’s speedways and other facilities.

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

At September 30, 2005, the Company had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at its speedways. In 2005, BMS completed construction of new luxury speedway and dragway suites and new permanent dragway seats. Similar to prior years, the Company continues to expand concessions, camping, restrooms and other fan amenities at certain facilities. In 2005, LVMS began construction of approximately 14,000 new permanent grandstand seats for a net increase of approximately 8,000, completion of which is presently scheduled for 2006. In 2005, the Company installed or enhanced “SAFER” crash walls at certain speedways and purchased certain land for expansion or development. The Company plans to renovate and modernize certain infield garages, media center, scoring towers and other facilities, and further enhance “SAFER” crash walls at certain speedways, resurface LMS’s superspeedway, and purchase additional land for expansion or development. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways.

The estimated aggregate cost of capital expenditures in 2005 approximates $80.0 to $85.0 million, exclusive of any capital expenditures pertaining to AMS restoration funded substantially through insurance recoveries. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

Dividends

Any decision concerning the payment of common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 5 to the Consolidated Financial Statements, the Credit Facility was amended in March 2005 which, among other things, increased allowable annual aggregate payments of dividends and repurchases of SMI securities from $17.5 million to $75.0 million, and up to $150.0 million, subject to maintaining certain revised financial covenants. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. On October 10, 2005, the Company’s Board of Directors approved an annual cash dividend of $0.32 per share of common stock aggregating approximately $14.1 million payable on November 21, 2005 to shareholders of record as of November 8, 2005. The 2005 annual cash dividend will be paid using available cash and cash investments.

Stock Repurchase Program

In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1.0 million shares of the Company’s outstanding $.01 par value common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. In the three and nine months ended September 30, 2005, the Company repurchased 80,000 and 180,000 shares of common stock for approximately $3.1 million and $6.6 million.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding letters of credit of $21.2 million and contingent guarantee obligations of $12.5 million as of September 30, 2005. As further described in “Near-term Operating Factors” above, the Company amended its Credit Facility in March 2005 that, among other things, increased the separate sub-limit for standby letters of credit in anticipation of possible increases in the Company’s bulk commodity business and other business transactions. The Company presently does not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” was issued which, among other things, provides guidance on identifying variable interest entities (VIE) and determining when assets, liabilities, noncontrolling interests, and operating results of a VIE should be included in a company’s consolidated financial statements, and also requires additional disclosures by primary beneficiaries and other significant variable interest holders. In December

2003, the FASB issued a revision of FIN 46 (FIN 46R) to clarify certain provisions and exempt certain entities from its requirements. As of September 30, 2005, application of FIN 46 and FIN 46R has not affected the Company’s financial statements or disclosures.

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

In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3” was issued which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle, unless impracticable to determine the period-specific effects or cumulative effect of the change, and restatement with respect to the reporting of error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. At this time, adoption of SFAS No. 154 is not expected to significantly impact the Company’s financial statements or future results of operations.

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” which, among other things, requires that leasehold improvements acquired in a business combination or purchase, subsequent to the inception of the lease, should be amortized over the lesser of their useful life or the lease term that includes reasonably assured lease renewals as determined on the acquisition date of the leasehold improvement. EITF No. 05-6 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the FASB’s ratification on June 29, 2005. At this time, EITF No. 05-6 is not expected to significantly impact the Company’s financial statements or future results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The Company’s financial instruments with interest rate risk exposure consist only of notes receivable, bank revolving credit facility borrowings and the term loan under the Credit Facility, and an interest rate swap agreement that are sensitive to changes in interest rates. A change in interest rates of one percent on floating notes receivable and debt balances outstanding at September 30, 2005, excluding the interest rate swap, would cause an approximate change in annual interest income of $118,000 and annual interest expense of $1.0 million.

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

The cash flow hedge swap agreement has notional amounts, interest payments and maturity dates that match the underlying debt and meet the conditions for assuming no ineffectiveness using the short-cut method under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The swap has a principal notional amount of $50.0 million, provides for quarterly settlement and expires corresponding with the underlying hedged debt term. At September 30, 2005 and December 31, 2004, the Company has reflected net derivative assets for these hedges combined of approximately $907,000 and $371,000, with $907,000 and $181,000 in assets, and $554,000 and $115,000 in other comprehensive income, after income taxes of $353,000 and $75,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

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

Other Market Risk. As further described above in “Near Term Operating Factors – Other Operating Revenue”, as of September 30, 2005, the Company is party to certain commodity hedges, associated with the underlying petroleum product being hedged and indirectly associated with bulk commodity inventory, that have a fair market value of $1.4 million. Counter parties for these commodity hedges are major financial institutions.

As of and during the nine months ended September 30, 2005, there have been no other significant changes in the Company’s interest rate risk, equity price risk or other market risk.

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

Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting in the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Currently, all but six lawsuits involving twelve individuals in connection with this incident have been resolved by the defendants. The final federal lawsuits settled in September 2003. The defendants reached state court settlements in one lawsuit with a plaintiff in September 2005, with claims being dismissed in October 2005. The claims of six individuals in five suits have been dismissed by the Trial Court and are now on appeal to the North Carolina Court of Appeals. The remaining lawsuits are still consolidated before one judge and are pending in Mecklenburg County. The Company is vigorously defending itself in the remaining cases, which are being tried solely on damages and are in discovery. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s financial position or future results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase from time to time of up to 1.0 million shares of the Company’s outstanding $.01 par value common stock in open market or private transactions. The amount of repurchases made by the Company under the program in any given month or quarter may vary as a result of changes in the Company’s business, operating results, working capital or other factors. As set forth in the table below, the Company repurchased 80,000 and 180,000 shares of common stock for approximately $3.1 million and $6.6 million in the three and nine months ended September 30, 2005.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Be Purchased Under the Plans or Programs
April 2005	—	—	—	1,000,000
May 2005	45,000	$34.14	45,000	955,000
June 2005	55,000	$35.48	100,000	900,000
July 2005	50,000	$38.14	150,000	850,000
August 2005	20,000	$39.47	170,000	830,000
September 2005	10,000	$37.46	180,000	820,000

Total	180,000	$36.46	180,000	820,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
31.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: November 8, 2005	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: November 8, 2005	By:	/s/ William R. Brooks
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