Form 10-K
period 2005-12-31
SPEEDWAY MOTORSPORTS INC
filed 2006-03-16
CIK 934648

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 1-13582

Speedway Motorsports, Inc.

(Exact name of Registrant as Specified in its charter)

Delaware	51 - 0363307
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

5555 Concord Parkway South Concord,

North Carolina 28027

(704) 455-3239

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class $.01 Par Value Common Stock	Name of each exchange which registered New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $540,895,292 based upon the closing sales price of the registrant’s Common Stock on June 30, 2005 of $36.56 per share. At March 1, 2006, 43,795,529 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2006 are incorporated by reference into Part III of this report.

The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes, appearing later in this report. The following are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended: (1) statements in this Annual Report on Form 10-K that reflect projections or expectations of our future financial or economic performance; (2) statements that are not historical information; (3) statements of our beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Business”, “Risk Factors”, “Properties”, “Legal Proceedings”, “Controls and Procedures”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”; (4) statements relating to our operations or activities, including revenues, costs and margins for 2006 and beyond; and (5) statements relating to our future capital projects, hosting of races, broadcasting rights, sponsorships, financing needs, bulk petroleum products or other ancillary businesses, and legal proceedings and other contingencies. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, “may”, “plans”, “should”,

Speedway Motorsports, Inc. Annual Report on Form 10-K
1

“will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking information contained in this report.

Our website is located at www.speedwaymotorsports.com. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after we electronically file those materials with the Securities and Exchange Commission (“SEC”). We also post on our website the charters of our Audit, Compensation and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain corporate governance materials contemplated by SEC or New York Stock Exchange (“NYSE”) regulations. The documents are also available in print to any shareholder who requests them by contacting our corporate secretary at our company offices.

We have submitted to the NYSE a certification by our Chief Executive Officer confirming that we have complied with the NYSE corporate governance standards. In addition, we have filed the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

Speedway Motorsports, Inc. Annual Report on Form 10-K
2

PART I

ITEM 1. BUSINESS

Speedway Motorsports, Inc. (the “Company”, “SMI”, “we”, “us”, and “our”) is a leading promoter, marketer and sponsor of motorsports activities in the United States. We own and operate Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Infineon Raceway (formerly known as Sears Point Raceway) (“IR”), Las Vegas Motor Speedway (“LVMS”), Lowe’s Motor Speedway (formerly known as Charlotte Motor Speedway) (“LMS”), and Texas Motor Speedway (“TMS”). We also provide event souvenir merchandising services, and food, beverage and hospitality catering services through our SMI Properties subsidiaries; provide radio programming, production and distribution through our Performance Racing Network (“PRN”) subsidiary; develop electronic media promotional programming and distribute wholesale and retail racing and other sports-related souvenir merchandise and apparel through The Source International (“TSI”) subsidiary; and manufacture and distribute smaller-scale, modified racing cars and parts through our 600 Racing subsidiary. We formed an equally-owned joint venture with International Speedway Corporation (“ISC”) in August 2005, operating independently as Motorsports Authentics (“MA”) to produce, market and sell motorsports licensed merchandise. We also own and operate North Carolina Speedway (“NCS”), a/k/a Rockingham Speedway. Hereafter, references to “our” or “six” speedways exclude NCS, where no National Association for Stock Car Auto Racing, Inc. (“NASCAR”) sanctioned or other races are scheduled in 2006. SMI was incorporated in the State of Delaware in 1994.

We currently plan to promote the following annual racing events in 2006:

•	eleven NASCAR-sanctioned NEXTEL Cup stock car racing series (“NEXTEL Cup”) events;

•	eight NASCAR-sanctioned Busch Series (“Busch”) racing events;
•	seven NASCAR-sanctioned Craftsman Truck Series racing events;

•	two International Race of Champions (“IROC”) racing events;

•	two Indy Racing League Series (“IRL”) racing events;

•	four major National Hot Rod Association (“NHRA”) racing events;

•	three World of Outlaws (“WOO”) racing events; and

•	several other races and events.

RECENT DEVELOPMENTS

Listed below are several developments that occurred in 2005 that have affected or may significantly affect our business:

•	a new television broadcast rights agreement was announced;

•	new NASCAR NEXTEL Cup and Busch Series racing events were held at TMS;

•	we and ISC formed MA, which then purchased Team Caliber, Inc. and Action Performance Companies, Inc;

•	AMS was struck by a tornado;

•	we announced a stock repurchase program; and

•	we amended our bank credit facility.

These and other factors are discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Recent Developments.”

GENERAL OVERVIEW

Our speedways are strategically positioned in six premier markets in the United States, including three of the top ten television markets. We have one of the largest total permanent speedway seating capacities, with the highest average number of seats per facility, in the motorsports industry. We believe long-term spectator demand for our largest events exceeds existing permanent seating capacity at several of our speedways. At December 31, 2005, our total permanent seating capacity of 770,000, with 754 luxury suites, was located at the following facilities:

Speedway(1)	Location	Approx Acreage	Length Primary Speedway (miles)	Luxury Suites(2)	Permanent Seating(3)
Atlanta Motor Speedway	Hampton, GA	815	1.5	122	117,000
Bristol Motor Speedway	Bristol, TN	674	0.5	196	158,000
Infineon Raceway	Sonoma, CA	1,597	2.5	27	47,000	(4)
Las Vegas Motor Speedway	Las Vegas, NV	1,028	1.5	102	128,000
Lowe’s Motor Speedway	Concord, NC	1,301	1.5	113	162,000
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194	158,000
				754	770,000

(1)	Excludes NCS acquired in July 2004. No NASCAR-sanctioned races are scheduled to be held at NCS in 2006 or beyond.
(2)	Excluding dragway and dirt track suites.
(3)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(4)	IR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course. See “Properties – Infineon Raceway” for additional information on our expansion and modernization of IR.

Speedway Motorsports, Inc. Annual Report on Form 10-K
3

We derive revenues principally from the following activities:

•	sales of tickets to motorsports races and other events held at our speedways;

•	licensing of network television, cable television and radio rights to broadcast such events;

•	sales of sponsorships, facility naming rights and promotions to companies that desire to advertise or sell their products or services surrounding our events;

•	commissions earned on sales of food, beverages and hospitality catering; and

•	rental of luxury suites during events and other track facilities.

In 2005, we derived approximately 80% of our total revenues from NASCAR-sanctioned events. We also derive revenue from IRL, NHRA, WOO and other racing series events, from TSI and certain SMI Properties merchandising operations, bulk petroleum transactions, 600 Racing, The Speedway Clubs at LMS and TMS, Oil-Chem, SMI Trackside, Racing Country USA and Motorsports By Mail, LLC (“MBM”), a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel. See Notes 1 and 2 to the Consolidated Financial Statements for descriptions of these businesses and activities.

NASCAR Broadcasting and Ancillary Rights Agreement – The domestic television broadcast rights for NASCAR NEXTEL Cup and Busch Series events are now consolidated for us and others in the motorsports industry by NASCAR. Since 2001, NASCAR has negotiated industry-wide television media rights agreements for all NEXTEL Cup and Busch Series racing events. The current NASCAR domestic television broadcast rights agreements are for six years with NBC Sports, Turner Sports, FOX and FX, and expire after 2006. NASCAR has recently announced that it has reached new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR NEXTEL Cup and Busch Series events for 2007 through 2014, and that the agreements have a $4.48 billion contract period value, representing a 40% average annual increase over the current contract. No further details have been provided at this time. We believe this new broadcast arrangement bodes well for SMI and our industry in the future.

Fiscal 2005 is our fifth year under the current television broadcast rights agreement. Our 2005 NASCAR broadcasting revenues were $141 million, reflecting an increase of approximately $31 million or 28% over 2004, and includes the new NEXTEL Cup and Busch Series racing events at TMS. Broadcasting revenues continue to be a significant long-term revenue source for our core business, representing approximately 26% of our 2005 total revenues. The current and upcoming agreements are expected to provide us with future increases in contracted broadcasting revenues. We believe industry-wide total television broadcast revenues for the domestic rights for 2006 will approximate $574 million. Our total contracted revenues under this domestic broadcast rights agreement for 2006, based on the current race schedule, are approximately $163 million, reflecting an increase of approximately $22 million or 15% over 2005.

In 2001, an ancillary rights package for NASCAR.com, NASCAR Radio, international and other broadcasting, NASCAR images, SportsVision, FanScan, specialty pay-per-view telecasts, and other media content distribution was reached with us, NASCAR and others in the motorsports industry. NASCAR has announced industry-wide total ancillary rights fees are estimated to approximate $245 million over a 12-year period. Annual increases are expected to average approximately 35% from 2005 to 2010.

Our Contracted Revenues Are Increasing In Amount and Term Length – We believe increasingly attractive demographics surrounding motorsports and our premier markets and first class facilities are increasing the number of longer-term sponsorship partners and commitments we obtain. We believe these increasingly longer-term contracted revenue sources help solidify our financial strength and stabilize our earnings and cash flows. For example, all of our NASCAR NEXTEL Cup and NASCAR Busch event sponsorships for the 2006 racing season, and many for our 2007 racing season, are already sold. Also, as discussed above, our estimated contracted television broadcast revenues for 2006 approximate $163 million, and NASCAR recently announced the new eight-year broadcasting rights agreement that commences in 2007.

INDUSTRY OVERVIEW

NASCAR’s NEXTEL Cup Series is currently the most popular form of motorsports in the United States. NASCAR races are the second highest rated regular season televised sport and rank third in professional sports licensed merchandise sales. In 2005, the NASCAR NEXTEL Cup Series achieved record ratings and viewership with an average 8.5 million viewers watching each race. The television ratings for NASCAR NEXTEL Cup Series increased 4%, the Busch Series increased 22%, and the Craftsman Truck Series increased 19% over the prior year compared to declining or flat ratings for the NFL, NBA, MLB and PGA. In 2005, these three NASCAR series were watched by more than 400 million viewers, with the Busch and Craftsman Truck Series benefiting from the increasing popularity of series drivers.

NASCAR events included 17 of the top 20 attended sporting events in 2005, and NASCAR has a fan base of 75 million

Speedway Motorsports, Inc. Annual Report on Form 10-K
4

fans, one-third of the US adult population. These races often draw larger crowds than a Super Bowl, NBA Finals game, and a World Series game combined. The NASCAR racing season runs for 10 months, visiting 19 states across the country. Races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience. In 2005, NASCAR sanctioned 98 NEXTEL Cup, Busch and Craftsman Truck Series races, including the successful “Chase for the Championship”, a ten race playoff to determine the NASCAR NEXTEL Cup Champion.

The increase in corporate interest in the sport has been significantly driven by the attractive demographics of stock car and other motorsports racing fans. In a recent survey of the NASCAR fan pool, 58% were between the ages of 18 and 44, 42% earned over $50,000 annually and 40% were female. An ESPN Sports Poll showed that the number of Hispanics and African-Americans attending NASCAR events increased more than 20% from 1999 to 2002, and currently make up 8.6% and 8.9%, respectively, of the adult NASCAR fan base. Those trends are believed to be accelerating with a recent NASCAR Busch Series race in Mexico City providing substantial marketing potential for NASCAR and other motorsports venues. In addition, brand loyalty (as measured by fan usage of sponsors’ products) is the highest of any nationally televised major league sport, and NASCAR fans are three times as likely to purchase NASCAR sponsors’ products and services than non-fans, according to NASCAR Brand Review in 2005.

In 2005, the NASCAR NEXTEL Cup Series strengthened its position as the number two sport on television earning a 5.8 network rating, up 4% over the 5.6 rating in 2004, and up 7% over the 5.4 rating in 2003. The television broadcasting contract has increased the popularity of NASCAR racing which, we believe, continues to grow and appeal to a widening demographic audience. We believe these consolidated NASCAR broadcasting rights packages are significantly increasing media intensity, while expanding sponsorship, merchandising and other marketing opportunities. We also believe the ancillary rights package for internet, specialty pay-per-view, foreign distribution and other international television broadcasting media is intensifying corporate and fan interest and creating increased demand for NASCAR racing and related merchandising in foreign, e-commerce and other untapped markets. NASCAR recently announced that Sirius Satellite Radio would assume the broadcast of NASCAR NEXTEL Cup, Busch and Craftsman Truck Series race events on satellite radio. This contract is scheduled to begin in 2007 and should enhance the value of our NASCAR ancillary rights.

In recent years, television coverage and corporate sponsorships have increased for NASCAR and other motorsports events. All NASCAR NEXTEL Cup, Busch and Craftsman Truck, IRL, and major NHRA events, as well as other events promoted by us are currently televised nationally. NASCAR-sanctioned events are sponsored by more Fortune 500 companies than any other major league sport, and sponsorship opportunities continue to expand significantly. Sponsors include such companies as Bank of America, Bass Pro Shops, Coca-Cola, DaimlerChrysler, Dodge, Food City, General Motors, Golden Corral, MBNA America, Nationwide Insurance, NEXTEL Communications, RadioShack, Samsung, Save Mart Supermarkets, Sharpie of Sanford North America Corporation, Toyota, and Williamson Dickies.

In 2004, Nextel Communications (“NEXTEL”) replaced RJ Reynolds as the title sponsor of NASCAR’s premier national racing series under a ten-year agreement. In 1972, RJ Reynolds began sponsoring NASCAR racing by developing the Winston Cup Series as a marketing endeavor for promoting its products. While RJ Reynolds’ participation contributed to the growth of motorsports, and the Winston Cup Series in particular, we believe NEXTEL’s involvement is positive for the motorsports industry. We believe NEXTEL’s promotional efforts are providing increased opportunities for marketing to broader and younger demographic groups. For example, NEXTEL can advertise on television whereas the tobacco industry could not because of governmental restrictions. Also, NEXTEL’s marketing and product offerings appeal to attractive demographics targeted by our sport’s promoters, sponsors, advertisers and team owners. The combination of increased media intensity by television and cable network broadcasters, along with NEXTEL’s potential new and expanded markets, should continue to increase the popularity of NASCAR racing, appealing to widening demographic audiences with expanding sponsorship, merchandising and other marketing opportunities. Sprint, the third largest United States mobile provider, and NEXTEL completed their merger in August 2005, with NEXTEL continuing as the sponsor of NASCAR’s elite division for 2006. This merger may provide increased media intensity with expanding opportunities for marketing to diverse demographic groups. However, at this time, we are unable to determine whether future developments may or may not occur that favorably impact us or NASCAR.

We believe NASCAR may implement rule changes in 2006 or later years for the NASCAR NEXTEL Cup Series and will introduce a new prototype car in 2007 that should increase competition on the speedways and generate increased fan interest and new marketing opportunities. As discussed above, television ratings for the 2005 NASCAR NEXTEL Cup and Busch Series racing season, and during the “Chase for

Speedway Motorsports, Inc. Annual Report on Form 10-K
5

the Cup” – the last ten races of the season – increased to record highs over 2004. We believe these new highs in broadcast television and cable ratings show that spectator interest and corporate marketing appeal continues to grow. While these rating increases are good for future broadcasting revenues, we believe the increasing media coverage and its expanding influence will also drive fans to our speedways and generate further corporate marketing and other merchandising opportunities.

The increasing attractiveness of the demographics surrounding motorsports, and our first-class facilities in premier geographic markets, is illustrated by our increasing number of longer-term sponsorship partners and commitments. Those factors, along with the continuing increases in media intensity and attractiveness of advertising demographics surrounding motorsports, are expected to drive increases in the long-term value of sponsorship and other marketing rights. Although somewhat common in other major sports venues, our 1999 facility naming rights agreement with Lowe’s Home Improvement Warehouse was the first in the motorsports industry. In 2002, we also announced our second facility naming rights agreement with Infineon Technologies for gross fees aggregating approximately $34.6 million over ten years. We have recently signed ten-year sponsorship agreements, including renewal options, with Coca-Cola and Bank of America for the May and October NEXTEL Cup races at LMS, respectively. These ten-year agreements, and other long-term sponsorship contracts, illustrate the increasingly broad spectrum of major national corporate sponsorship interest, and the long-term confidence and marketing value being placed in our leading-edge facilities in premium markets. In addition, corporate sponsorships from industries somewhat new to NASCAR, and motorsports in general, are another strong indicator of the increasing marketing appeal to widening demographics. For example, companies such as Toyota, Bank of America, Williamson Dickies, FedEx, GlaxoSmithKline, Nickelodeon, and Unilever, as well as others, have become sponsors of ours.

While large corporate sponsors such as Anheuser-Busch and Miller have been involved in racing for many years, widely recognized liquor distillers such as Diageo, Smirnoff and Jack Daniels are increasingly expanding their financial involvement and sponsorship in NASCAR racing. We believe this is another positive indication that the marketing appeal of NASCAR motorsports is accelerating, providing substantial marketing opportunities for us and NASCAR. These and the changing dynamics such as Toyota entering NASCAR racing, the untapped potential of expanding demographics, the merchandising opportunities from our Motorsports Authentics joint venture, and the successful format change for the NEXTEL Cup championship race, provide us with many opportunities for future growth.

OPERATING STRATEGY

Our operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at modern facilities, which serves to enhance customer loyalty, and the marketing and distribution of racing and other sports-related souvenir, apparel and other merchandise. We market our scheduled events throughout the year both regionally and nationally using extensive and innovative marketing activities. We believe our objectives of growing revenues and profitability can be achieved by increasing attendance, broadcasting, sponsorship and other revenues at existing facilities, and by expanding our promotional and marketing expertise to take advantage of opportunities in attractive existing and new markets. In particular, we are concentrating on further developing long-term contracted revenue streams, which are less susceptible to weather and economic conditions. The key components of this strategy are described below:

Commitment to Quality and Customer Satisfaction—Since the 1970’s, we have embarked upon a series of capital improvements including:

•	construction and expansion of additional premium, permanent grandstand seating;

•	new luxury suites, club-style seating areas and food courts;

•	first-class trackside dining and entertainment facilities;

•	leading-edge media centers and infield garage areas and other facilities for racing team owners and drivers; and

•	wider concourses, modern concession and restroom facilities, and expanded pedestrian infrastructure.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
6

offers significantly more unobstructed sight lines for improved spectator enjoyment, underground pedestrian tunnels to better accommodate pedestrian traffic around the road-course facility, an enlarged pit road to accommodate NASCAR’s 43-car grid, as well as an expanded industrial park for race teams, driving schools and others involved in motorsports.

Similar to prior years, we continue to expand and modernize our camping and RV facilities to meet the growing demand from fans who seek that entertainment experience surrounding our events. We have modernized our gift shops to increase their fan appeal and expand our marketing opportunities. Built in 2004, BMS has one of the most modern and appealing gift shops in the industry. In 2005, the exclusive dining and entertainment facilities at The Speedway Club at LMS were completely remodeled and now offer expanded premium restaurant, catering and corporate meeting facilities. LVMS plans to begin construction of one of the most modern and extensive infield media centers, garage and entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers, race fans and others involved in motorsports. In 2006, LVMS also plans to reprofile the banking of its superspeedway to offer our fans the excitement inherent in high-bank racing. Also in 2005, BMS completed construction of approximately 37 new luxury sky-box suites and new permanent dragway seats, and its “Thunder Valley” remains one the most modern, state-of-the art dragways in the country.

In 2005, AMS was restored to a state-of-the-art speedway after suffering tornado damage. In 2006, AMS plans to begin construction of approximately 12,000 new premium front-stretch and club-style permanent seats. AMS is located in a top media market and has a long-standing reputation of offering fans some of the best on-track competition in NASCAR. There has been significant roadway expansion leading into and surrounding AMS. For these and other reasons, we believe AMS represents an excellent long-term growth opportunity for us as well as advertisers and broadcasters.

Innovative Marketing and Promotional Efforts – We believe it is important to market our scheduled events throughout the year, both regionally and nationally. In addition to innovative television, radio, newspaper, trade publication and other promotions, we market our events and services by:

•	offering tours of our facilities;

•	providing satellite links for media outlets;

•	marketing on emerging internet sites with motorsports news and entertainment;

•	conducting direct mail campaigns; and
•	staging pre-race promotional activities such as live music, skydivers and daredevil stunts.

Our marketing program also includes soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event include luxury suite rentals, block ticket sales and company-catered hospitality, as well as souvenir race program and track signage advertising. Our innovative marketing is exemplified by progressive programs such as offering Preferred Seat Licenses at TMS and ten-year facility naming rights agreements with Infineon Technologies and Lowe’s Home Improvement Warehouse – both industry firsts. We also believe our long-term Levy Group agreement offers corporate and other clientele premium food, beverage and catering services, and facilitates the marketing of luxury suites and hospitality functions at each of our speedways.

SMI owns The Speedway Club at LMS and The Texas Motor Speedway Club, both featuring exclusive dining and entertainment facilities and executive offices adjoining the main grandstands and overlooking the superspeedways. These VIP clubs are open year-round and contain first-class restaurant-entertainment facilities, offering top quality catering and corporate meeting accommodations, and TMS includes a health-fitness membership club.

SMI has constructed 46 trackside condominiums at AMS and 76 condominiums at TMS, of which 44 and 70, respectively, have been sold as of December 31, 2005. We also built and sold 52 trackside condominiums at LMS in the 1980’s and early 1990’s. Many are used by team owners and drivers, which is believed to enhance their commercial appeal.

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

Maximization of Media Exposure and Enhancement of Broadcast and Sponsorship Revenues – We are strategically positioned with speedways in six of the premier markets in the United States, including three of the top ten television markets. We believe owning first-class facilities in premium markets offers long-term, highly-attractive media markets that should benefit from the accelerating growth of the motorsports industry. We plan to increase the exposure of our

Speedway Motorsports, Inc. Annual Report on Form 10-K
7

current NEXTEL Cup, Busch, Craftsman Truck, IRL, NHRA, and WOO events. We also plan to increase television coverage of other speedway events and schedule additional racing and other events at each of our speedway facilities. We believe the increased media attention focused on motorsports continues to result in expanding sponsorship, merchandising and other marketing opportunities. With speedway facilities strategically positioned in Dallas-Fort Worth, Las Vegas and San Francisco, we have achieved a critical mass west of the Mississippi River that enhances our overall operations, as well as broadcast and sponsorship opportunities. We intend to capitalize on these top-market entertainment venues to further grow our company, the sport of NASCAR and other racing series.

As further described below, most of our NASCAR NEXTEL Cup and Busch Series races, as well as other racing events, are broadcast over our proprietary radio Performance Racing Network (“PRN”). We also own Racing Country USA, our national country music and NASCAR-themed radio show. The combination of their national syndication networks, with XM Satellite Radio and NASCAR.com, offers sponsors a powerful and expansive promotional network.

We also seek to increase the visibility of our racing events and facilities through local and regional media interaction. For example, each January we sponsor a four-day media tour at LMS, and a similar one-day tour at TMS, to promote the upcoming NEXTEL Cup season. In 2006, this event featured NEXTEL Cup drivers and attracted media personnel representing television networks and stations from throughout the United States and around the world.

Expansion and Improvement of Existing Facilities – We believe long-term spectator demand for our largest events exceeds existing permanent seating capacity. Over many years, we have invested significant capital in improving and expanding our facilities, and we plan to continue modernizing and making other significant improvements at our speedways in 2006. In 1997, AMS was completely renovated and reconfigured into a 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, adding new permanent seats and luxury suites, and changing the start-finish line location. In 1998, lighting was installed for night racing at AMS and now all of our speedways, except IR, offer nighttime racing. From 1996 through 2005, we significantly increased the numbers of new permanent grandstand seats and luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. During those years, we reconfigured many of our main entranceways and traffic patterns, expanded on-site roads and increased available parking to ease congestion caused by increased attendance and to improve traffic flow. We also have installed new scoreboards, new garage areas, and new infield media and press box centers, among many other modernizing facility improvements, all consistent with our commitment to quality and customer satisfaction.

In 1998, IR was partially reconfigured into a stadium-style road course featuring “The Chute” which provides spectators improved sight lines and expanded viewing areas for increased spectator comfort and enjoyment. In 1999, BMS completed the reconstruction and expansion of its dragstrip into a state-of-the-art dragway, “Thunder Valley”, with permanent grandstand seating, luxury suites, and extensive fan amenities. In 2000, LMS and TMS completed construction of 4/10-mile, modern, lighted, dirt track facilities, and LVMS completed reconstruction and expansion of one of its dragstrips into a state-of-the-art dragway, “The Strip at Las Vegas”, featuring permanent grandstand seating, luxury suites, and extensive fan amenities. In recent years, LMS has widened certain front-stretch concourses and entranceways to improve spectator convenience and accessibility. In 2003, we completed our multi-year major reconfiguration and modernization of IR, adding 47,000 new permanent seats and 27 new luxury suites. IR’s new raceway facilities also feature underground pedestrian tunnels, hillside terrace seats, an enlarged pit road to accommodate NASCAR’s 43-car grid, as well as a world-class 16-turn, three-quarter mile karting center and an expanded motorsports industrial park.

In 2003, BMS constructed approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury suites, featuring new stadium-style seating, outstanding views, convenient elevator access and popular food courts. In 2004, we constructed approximately 14,000 new premium, stadium-style permanent seats at LVMS, renovated and modernized LMS’s infield garages, media center, scoring towers and other facilities, installed “SAFER” crash walls at several of our speedways, and completed construction of new administration and marketing facilities at BMS. The new LMS media center has leading-edge technology infrastructure and access that is increasing appeal for media content providers, sports journalists and others involved in racing communications. BMS has a modern expansive gift shop adjoining new entertainment, administrative and other marketing facilities that attracts and entertains fans and corporate clientele. In 2005, BMS completed construction of approximately 37 new luxury sky-box suites and new permanent dragway seats, and its “Thunder Valley” remains one the most modern, state-of-the art dragways in the country. In 2005, LVMS began construction of approximately 16,000 new permanent grandstand seats for a net increase of approximately 11,000, that was completed in

Speedway Motorsports, Inc. Annual Report on Form 10-K
8

March 2006. In March 2006, the Company announced construction plans for a 126-unit condominium project at LVMS, which would include trackside office space, banquet facilities, spa and health club and other amenities. Commencement of construction is subject to governmental approval and permitting processes, which could materially affect the ultimate cost and timing of construction. Our 2006 improvement and expansion plans are further described in “Commitment to Quality and Customer Service” above and in “Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures” below. In 2006, after adding the new permanent seats at AMS and LVMS, our total permanent speedway seating capacity will exceed 781,000.

Further Development of SMI Properties, Performance Racing Network, 600 Racing Legends Car and Oil-Chem Businesses – Our SMI Properties subsidiary provides event souvenir merchandising services, event food, beverage, hospitality and catering services through the Levy Group arrangement (described below) and other ancillary support services to all SMI facilities and other outside sports-related venues. SMI Properties is enhancing souvenir and merchandise sales through new marketing arrangements, including sales at non-SMI facilities and other outside venues.

In 2002, we consummated a long-term food and beverage management agreement and an asset purchase agreement with Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (the “Levy Group”). The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of our six speedways and certain outside venues for an initial ten-year period with a renewal option for an additional ten-year period. We believe the long-term Levy Group agreement enables us to provide better products and expanded services to our customers, enhancing their overall entertainment experience, while allowing us to achieve substantial operating efficiencies. In addition, the long-term alliance facilitates the marketing of luxury suites, hospitality and other high-end venues to corporate and other clientele desiring premium-quality menu choices and service.

We have expanded merchandising opportunities through TSI and SMI Trackside. TSI develops electronic media promotional programming, and merchandises and distributes racing and other sports-related souvenir merchandise and apparel with QVC and other promotional outlets. SMI Trackside provides event souvenir merchandising services at our speedways and third-party speedway venues. We intend to expand product offerings, enhance souvenir and merchandise sales through new marketing arrangements, and to increase sales at non-SMI facilities and other outside venues.

We also broadcast substantially all of our NASCAR NEXTEL Cup and Busch Series racing events, as well as other events, at each of our speedways over our proprietary radio Performance Racing Network. PRN is syndicated nationwide to more than 730 stations. Along with broadcasting our racing events, PRN produces innovative weekly and daily racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, our national country music and NASCAR-themed radio show syndicated to approximately 300 affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with XM Satellite Radio and NASCAR.com, offers sponsors a very powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2006.

Introduced in 1992, we developed the Legends Circuit and are the official sanctioning body. We manufacture and sell the cars and parts used in Legends Circuit racing events. Legends Cars are 5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on “short” tracks of 3/8-mile or less. In 1997, as an extension of the Legends Car concept, 600 Racing released a new “Bandolero” line of smaller, lower-priced, entry level stock cars, which appeals to younger racing enthusiasts. In 2000, SMI released a new faster “Thunder Roadster” stock car modeled after older-style roadsters that competed in past Indianapolis 500’s in the early 1960’s. Cars and parts are currently marketed and sold through approximately 45 distributors conducting business throughout the United States, Canada, and Europe. The Legends Car, the Bandolero, and the Thunder Roadster (collectively referred to as “Legends Cars”) are not designed for general road use. Legends Car revenues from this business have grown to $10.4 million in 2005.

We believe the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $13,000, and are affordable for a new and expanding group of racing enthusiasts who otherwise could not race on an organized circuit. Legends Circuit races continue to be one of the fastest growing short track racing divisions in motorsports. More than 2,000 sanctioned races were held nationwide in 2005, and 600 Racing is the third largest oval short track auto racing sanctioning body in terms of membership behind NASCAR and International Motor Contest Association (“IMCA”). Sanctioned Legends Car races are currently conducted at several of our speedways. We plan to continue broadening the Legends Circuit, increasing the number of sanctioned races and tracks at which Legends Car races are held.

Speedway Motorsports, Inc. Annual Report on Form 10-K
9

Oil-Chem Research Corp. (“Oil-Chem”), a wholly-owned SMI subsidiary, produces an environmentally-friendly, micro-lubricant that is promoted and distributed by mass-marketing retailers, auto parts stores and other advertising to wholesale and retail customers. This micro-lubricant is advertised as “zMax Power System” and similar promotional names for use in automobiles, trucks, aircraft and other motorized transportation. We promote zMax products using various media, direct-response and other advertising. Depending on market conditions and demand, we may, from time to time, change or increase the amount or types of advertising to increase revenues.

Increased Daily Usage of Existing Facilities – We constantly seek revenue-producing uses for our speedway facilities on days not committed to racing events. Such other uses include car and truck shows, auto fairs, driving schools, free-style motocross and monster truck events, vehicle testing, settings for television commercials, concerts, holiday season festivities, print advertisements and motion pictures. We also host several NHRA bracket racing events throughout the year at our modern BMS, IR and LVMS dragways, and host a summer Legends Car series at several of our speedways.

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

LMS and TMS constructed 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as WOO Series, as well as American Motorcycle Association (“AMA”), have been held. Similar other racing events are held annually. Other examples of increased usage include AMS’s and TMS’s hosting of Harley-Davidson’s 100th Anniversary Celebrations with top-name musical and family entertainment, BMS’s unique holiday season “Speedway In Lights” which is gaining in regional prominence, and LMS’s annual auto fair shows and TMS’s spring Autofest featuring Pate Swap Meets remain widely popular. We are also working to schedule music concerts at certain facilities.

Acquisition and Development of Additional Motorsports Facilities – We also consider growth by acquisition and development of motorsports facilities as appropriate opportunities arise. We acquired Bristol Motor Speedway in 1996, Infineon Raceway in 1996, and Las Vegas Motor Speedway in 1998. In 1997, we completed construction of Texas Motor Speedway. In July 2004, we acquired North Carolina Speedway, including intangible assets consisting of NASCAR race event sanctioning and renewal agreements under which we began conducting additional annual NASCAR NEXTEL Cup and Busch Series racing events at TMS in November 2005. We continuously seek to locate, acquire, develop and operate venues which we feel are underdeveloped or underutilized and to capitalize on markets where the pricing of sponsorships and television rights are considerably more lucrative.

Development of Ancillary Businesses Through Acquisitions, Joint Venture or Similar Type Arrangements – We look for opportunities to grow our existing, or identify new, ancillary business through acquisitions, joint ventures or similar arrangements.

In August 2005, the Company and ISC formed an equally-owned joint venture, operating as an independent company named Motorsports Authentics, to produce, market and sell motorsports licensed merchandise. In September 2005, MA acquired certain tangible and intangible assets and operations of Team Caliber, Inc. from Roush Corporation d/b/a Roush Racing, and entered into a long-term license agreement with Roush Racing for exclusive and non-exclusive motorsports merchandise distribution for various racing drivers and teams in NASCAR NEXTEL Cup, Busch and Craftsman Truck Series. Team Caliber markets and distributes licensed motorsports merchandise, including die-cast replicas of motorsports vehicles, apparel, gifts and memorabilia through collectible, mass retail and trackside distribution channels.

In December 2005, MA purchased Action Performance Companies, Inc. (“Action”) for $13.00 per common share or approximately $245 million in cash plus transaction costs. Action is the leader in design, promotion, marketing and distribution of licensed merchandise with products including a broad range of motorsports related die-cast replica collectibles, apparel, gifts and other memorabilia, and has license agreements with many of the top NASCAR teams and drivers. In addition, Action designs and sells products relating to other motorsports including the NHRA, Formula One and IRL and also has licenses to manufacture apparel and memorabilia for the National Basketball Association, Major League Baseball, and multiple other branded organizations. Action currently markets its products primarily through a combination of mass retail, domestic wholesale, trackside, international and collector’s clubs. See Note 1 to the Consolidated Financial Statements for additional information.

From time to time, we engage in the purchase and sale of bulk petroleum and related products with companies who

Speedway Motorsports, Inc. Annual Report on Form 10-K
10

conduct business in the United States and certain foreign countries. We also have profit and loss sharing arrangements with certain entities on the purchasing and selling of specified bulk petroleum products. These bulk petroleum products consist of crude oil and associated distillates of crude oil. From time to time, we also enter into commodity hedges associated with petroleum products and utilize letters of credit issued by recognized financial institutions for the purchase and sale of bulk petroleum products. To date, these bulk petroleum activities have comprised a relatively insignificant part of our business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Recent Developments” and Note 2 to the Consolidated Financial Statements – “Bulk Petroleum Transactions.”

OPERATIONS

Our operations consist principally of motorsports racing and related events, as well as ancillary business described herein and in “Non-Motorsports Product Revenue, Non-Event Related Motorsports Revenue” and “Other Revenue” below.

Racing and Related Events

NASCAR-sanctioned races are held annually at each of our speedways. The following are summaries of racing events scheduled in 2006 at each speedway.

•	AMS. In addition to the major NASCAR-sanctioned races listed below, AMS is also scheduled to hold two NASCAR Craftsman Truck Series races, one IROC race, as well as several other races and events.

Date	Event	Circuit
March 18	“Nicorette 300”	Busch
March 19	“Golden Corral 500”	NEXTEL Cup
October 29	“Bass Pro Shops MBNA 500”	NEXTEL Cup

•	BMS. In addition to the major NASCAR-sanctioned races listed below, BMS is also scheduled to hold one NASCAR Craftsman Truck Series race, one NHRA Nationals event, as well as several other races and events.

Date	Event	Circuit
March 25	“Sharpie Mini 300”	Busch
March 26	“Food City 500”	NEXTEL Cup
August 25	“Food City 250”	Busch
August 26	“Sharpie 500”	NEXTEL Cup

•	IR. In addition to the major NASCAR-sanctioned race listed below, IR is also scheduled to hold one IRL race, one NHRA Nationals event, one NASCAR Southwest Series race, and various AMA, Sports Car Club of America and other racing events.

Date	Event	Circuit
June 25	“Dodge/Save Mart 350”	NEXTEL Cup

•	LVMS. In addition to the major NASCAR-sanctioned races listed below, LVMS is also scheduled to hold one NASCAR Craftsman Truck Series race, two NHRA Nationals events, two WOO events, as well as several other races and events.

Date	Event	Circuit
March 11	“Sam’s Town 300”	Busch
March 12	“UAW-DaimlerChrysler 400”	NEXTEL Cup

•	LMS. In addition to the major NASCAR-sanctioned races listed below, LMS is also scheduled to hold one NASCAR Craftsman Truck Series race, one WOO event, as well as several other races and events.

Date	Event	Circuit
May 20	“NASCAR NEXTEL All-Star Challenge”	NEXTEL Cup (all-star race)
May 27	“CARQUEST Auto Parts 300”	Busch
May 28	“Coca-Cola 600”	NEXTEL Cup
October 13	“Dollar General 300”	Busch
October 14	“Bank of America 500”	NEXTEL Cup

•	TMS. In addition to the major NASCAR-sanctioned races listed below, TMS is also scheduled to hold two NASCAR Craftsman Truck Series races, one IRL race, one IROC race, as well as several other races and events.

Date	Event	Circuit
April 8	“O’Reilly 300”	Busch
April 9	“Samsung/RadioShack 500”	NEXTEL Cup
November 4	“O’Reilly Challenge”	Busch
November 5	“Dickies 500”	NEXTEL Cup

Speedway Motorsports, Inc. Annual Report on Form 10-K
11

The following table shows the composition of selected revenues for the three years ended December 31, 2005 (in thousands):

	2005	2004	2003
Admissions	$177,352	$156,718	$150,253
NASCAR broadcasting revenue	140,956	110,016	90,682

Sponsorship revenue	53,362	43,802	39,388
Event related merchandise revenue	18,451	17,958	18,040
Other event related revenue	96,546	75,314	69,627
Total event related revenue	168,359	137,074	127,055
Non-motorsports product revenue	19,221	4,667	11,227
Non-event related merchandise revenue	29,766	30,057	17,672
Other revenue	8,414	7,987	7,640
Total other operating revenue	57,401	42,711	36,539
Total	$544,068	$446,519	$404,529

Admissions – Grandstand ticket prices at our NASCAR-sanctioned events in 2005 ranged from $18 to $140. In general, we establish ticket prices based on spectator demand and cost of living increases.

NASCAR Broadcasting Revenue – We have negotiated annual contracts with NASCAR for domestic television station and network broadcast coverage of all of our NASCAR-sanctioned events. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. NASCAR broadcasting revenue accounted for 26% of total revenues in 2005.

Sponsorship Revenue – Our revenue from corporate sponsorships is received in accordance with negotiated contracts. Sponsors and the terms of sponsorships change from time to time. We currently have sponsorship contracts with major manufacturing and consumer products companies such as Coca-Cola, DaimlerChrysler, Dodge, Miller Brewing Company, NEXTEL Communications, Anheuser-Busch, Save Mart Supermarkets, Food City, Golden Corral, Bass Pro Shops, Lowe’s Home Improvement Warehouse, Nationwide Insurance, MBNA, RadioShack, Samsung, Sharpie of Sanford North America Corporation, Williamson Dickies, Aaron Rents, Sunoco, and Chevrolet. Some contracts allow sponsors to name a particular racing event, as in the “Coca-Cola 600”, “UAW-DaimlerChrysler 400”, “Bank of America 500”, and “Samsung/RadioShack 500”. Other considerations range from “Official Car” or “Official Truck” designations at our speedways, including Chevrolet, Dodge and Toyota, to exclusive advertising and promotional rights in sponsor product categories such as Anheuser-Busch and Miller. Also, our ten-year facility naming rights agreements renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway at Charlotte. None of our sponsorship or naming rights contracts annually exceeded 5% of total revenues in 2005.

Event Related Merchandise Revenue – We derive event related revenue from sales of owned souvenir merchandise during racing and non-racing events and in our speedway gift shops throughout the year. Souvenir merchandise is sold primarily in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities to individual, group, corporate and other customers. We derive other operating revenue from SMI Properties and its wholly-owned subsidiaries, which provide souvenir merchandising services, screenprinting, embroidery and distribution of wholesale and retail apparel for our speedways and third party sports-oriented venues; and from SMI Trackside, which provides event souvenir merchandising services for our speedways and third-party speedways. SMI Trackside is a wholly-owned subsidiary of SMI Properties.

Other Event Related Revenue – We derive event related revenue from commissioned food, beverage and souvenir sales during racing and non-racing events and from fees paid for speedway catered “hospitality” receptions and private parties. Food, beverages and souvenirs are sold primarily in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities, and in luxury suites, club-style seating and food-court areas located within the speedway facilities, to individual, group, corporate and other customers. We also derive revenue from luxury suite and track rentals, from parking and other event and speedway related activities. As of December 31, 2005, our speedways had a total of approximately 754 luxury suites available for leasing to corporate sponsors or others at current 2005 annual rates generally ranging from $23,000 to $100,000. LMS has also constructed 40 open-air boxes, each containing

Speedway Motorsports, Inc. Annual Report on Form 10-K
12

32 seats, which are currently available for renting by corporate sponsors or others at annual rates of up to $40,000. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of race cars and racing products, settings for commercials and motion pictures, and other outdoor events. We also derive revenues from our Jim Russell Group driving school, including karting activities and replacement car parts sales. This driving school is owned and operated onsite by IR.

We broadcast substantially all of our NASCAR NEXTEL Cup and Busch Series races over our proprietary Performance Racing Network, which also sponsors four weekly racing-oriented programs throughout the NASCAR season. We derive event related revenue from the sale of commercial time on PRN, which is syndicated nationwide to more than 730 stations. We have negotiated contracts with NASCAR for ancillary broadcasts associated with NASCAR.com, NASCAR Radio, international and other media. None of our other event related contracts annually exceeded 5% of total revenues in 2005.

Non-Motorsports Product Revenue – We derive other operating revenue from sales of bulk petroleum products consisting of crude oil and associated distillates to petroleum industry customers in the United States and Central America as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Recent Developments” below and Note 2 to the Consolidated Financial Statements – ”Bulk Petroleum Transactions.” We also derive other operating revenue from Oil-Chem, which produces an environmentally-friendly micro-lubricant.

Non-Event Related Merchandise Revenue – We derive other operating revenue from TSI and MBM who are wholesale and retail distributors of racing and other sports related souvenir merchandise and apparel, and from Legends Car operations. TSI and MBM are wholly-owned direct and indirect subsidiaries of SMI.

Other Revenue – We derive other operating revenue from The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”), dining and entertainment facilities located at the respective speedways, which serve individual, group, corporate and other clientele. We also derive other operating revenue from leasing of IR’s industrial park to individuals, corporate and other customers, including race teams and driving schools, and from leasing of office towers located at several of our speedways to motorsports and non-motorsports associated corporate and other customers, and from 600 Racing as the sanctioning body for Legends Car Circuit races.

COMPETITION

We are the leading motorsports promoter in the local and regional markets served by our six speedways, and compete regionally and nationally with other speedway owners, including ISC, to sponsor events, especially NEXTEL Cup and Busch Series events, and to a lesser extent, other NASCAR, IRL, Champ Car World Series (“CCWS”), NHRA and WOO sanctioned events. We also compete for spectator interest with all forms of professional and amateur spring, summer and fall sports, and with a wide range of other available entertainment and recreational activities, conducted in and near Atlanta, Bristol, Charlotte, Dallas-Fort Worth, Las Vegas and San Francisco, and regionally and nationally. These competing events or activities may be held on the same days as our events.

Speedway operations are generally protected by high barriers to competitive entry, including capital requirements for new speedway construction, marketing, promotional and operational expertise, and license agreements with NASCAR and other sanctioning bodies. Industry competitors are actively pursuing internal growth and industry consolidation due to the following factors:

•	high operating margins;

•	popular and accessible drivers;

•	strong fan brand loyalty;

•	a widening demographic reach;

•	increasing appeal to corporate sponsors; and

•	rising broadcast revenues.

SEASONALITY, QUARTERLY RESULTS AND WEATHER

In 2006, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations’ below, we plan to hold 11 NASCAR-sanctioned NEXTEL Cup and eight Busch Series major racing events. We also plan to hold two IRL racing events, seven NASCAR Craftsman Truck Series racing events, two IROC racing events, four major NHRA racing events, and three WOO racing events. Our business has been, and is expected to remain, highly seasonal. We produce minimal operating income during our third quarter when we host only one major NASCAR race weekend. Concentration of racing events in any particular future quarter, and the growth in our operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business.

Speedway Motorsports, Inc. Annual Report on Form 10-K
13

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

EMPLOYEES

As of December 31, 2005, we had approximately 793 full-time and 181 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

INSURANCE

We maintain property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with insurers we believe to be financially sound. Our insurance policies generally cover accidents that may occur at our speedways, subject to ordinary course deductibles, policy limits and exceptions. We believe our insurance levels are sufficient for our needs and consistent with insurance maintained by similar companies.

PATENTS AND TRADEMARKS

We have federally registered trademark and/or service mark rights in “Speedway Motorsports,” “Atlanta Motor Speedway,” “Bristol Motor Speedway,” “Charlotte Motor Speedway,” “Las Vegas Motor Speedway,” “Sears Point Raceway,” “Texas Motor Speedway,” “TMS,” “600 Racing Thunder Roadster,” “Legends Cars,” “Bandolero,” “Atomic Oil,” “WBL,” “Pour A New Engine Into Your Car,” “It Soaks Into Metal,” “Linkite,” “Lenckite,” “zMax,” “Finish Line Events,” “Motorsports by Mail,” “The Speedway Club,” “Top the Cops,” “Wild Man,” “Diesel 40 – The Engine Conditioner,” “Diesel 60 – The Fuel Conditioner,” “Diesel 90 – The Gear And Accessory Conditioner,” “Fans First” and “The Great American Speedway!” We also have federally registered trademark and/or service mark rights in “AutoFair,” “Lug Nut,” “Sparky” and our corporate logos.

Federal trademark and/or service mark registrations are pending with respect to “Seal of Champions Speedway Motorsports, Inc.,” “The Official Seal of Racing,” “Speedway World” and “Micro-Lubricant,” among others. We own state trademark and/or service mark registrations for “Atlanta Motor Speedway” (Georgia), “AMS” (Georgia), “Texas Motor Speedway” (Texas) and “TMS” (Texas). We have registered trademark rights in the “zMax” trademark in Australia, Canada, Israel, Japan, Mexico, New Zealand, Singapore and the European Union. We recently filed applications in the European Union and Canada for trademark and service mark registration rights to “Legends Cars.” We also have ten patents related to our Legends Car, Bandolero Car and Thunder Roadster design and technology. Our policy is to protect our intellectual property rights zealously, including litigation, to protect their proprietary value in sale and market recognition.

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

ITEM 1A. RISK FACTORS

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or other public statements we make. Shareholders and prospective investors should carefully consider and evaluate all of the risk factors described below. These risk factors may change from time to time and may be amended, supplemented, or superseded by updates to the risk factors contained in periodic reports on Form 10-Q and Form 10-K that we file with the SEC in the future.

Consumer and corporate spending can significantly impact operating results – Our business depends on discretionary consumer and corporate spending. Many factors related to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, rising fuel prices, interest and tax rates and inflation, can significantly impact our operating results. Many

Speedway Motorsports, Inc. Annual Report on Form 10-K
14

factors related to corporate spending such as general economic and other business conditions, including consumer spending, rising fuel prices, interest and tax rates, hurricanes and other natural disasters, elevated terrorism alerts, terrorism attacks, military actions, and inflation, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. These factors can affect attendance at our events, suite rentals, sponsorship, advertising and hospitality spending, concession and souvenir sales, as well as the financial results of present and potential sponsors of our facilities and events and of the industry. Negative factors such as challenging economic conditions, public concerns over additional national security incidents and air travel, particularly when combined, can impact corporate and individual customer spending, and each negative factor can have varying effects on our operating results. There can be no assurance that consumer and corporate spending will not be adversely impacted by economic conditions, thereby possibly impacting our operating results and growth.

Bad weather adversely affects the profitability of our motorsports events – We promote outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Although we sell tickets well in advance of our events, poor weather conditions can have a material effect on our results of operations particularly because we promote a finite number of premier events. Due to weather conditions, we may be required to move a race event to the next raceable day, which would increase our costs for the event and could negatively impact our walk-up admissions, if any, and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods.

Failure to be awarded a NASCAR event or deterioration in our relationship with NASCAR could adversely affect our profitability – Our success has been and will remain dependent to a significant extent upon maintaining a good working relationship with the organizations that sanction the races we promote at our facilities, particularly NASCAR, the sanctioning body for NEXTEL Cup, Busch Series and Craftsman Truck Series races. Each NASCAR event is awarded on an annual basis. Although we believe that our relationship with NASCAR is good, NASCAR is under no obligation to continue to license SMI to sponsor any event. Nonrenewal of a NASCAR event license would have a material adverse effect on our financial condition and future results of operations. We cannot assure you that we will continue to obtain NASCAR licenses to sponsor races at such facilities. Our strategy has included growth through the addition of motorsports facilities. Failure to obtain NASCAR events for any future additional motorsports facility could have a material adverse effect on us. Similarly, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or favorably.

National or local catastrophes, elevated terrorism alerts or natural disasters could have a significant adverse impact on our operating results – Terrorism alerts and natural disasters, including hurricanes and flooding, can impact regional and national consumer and corporate spending sentiment, including significant increases in fuel prices and other consumer costs. Should difficulties, restrictions or public concerns regarding air travel or military-related actions continue or increase, if additional national or local terrorist, catastrophic or other incidents occur, or if natural disasters occur, there can be no assurance that consumer and corporate spending will not be adversely impacted, thereby possibly materially impacting our operating results and growth.

Increased costs associated with, and inability to obtain, adequate insurance could adversely affect our profitability and financial condition – Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted from the national incidents on September 11, 2001. We have a material investment in property and equipment at each of our six speedway facilities, which are generally located near highly populated cities and which hold motorsports events typically attended by large numbers of fans. These operational, geographical and situational factors, among others, have resulted in, and may continue to result in, significant increases in insurance premium costs and difficulties obtaining sufficiently high policy limits. We cannot assure you that future increases in such insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.

Our insurance coverage may not be adequate if a catastrophic event occurred – While management attempts to obtain, and believes it presently has, reasonable policy limits of property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers, we cannot guarantee that our policy limits for property, casualty, liability, and business interruption insurance currently in force, including coverage for acts of terrorism, would be adequate should one or multiple catastrophic events occur at or near any of our speedway facilities, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. Once our present coverage expires, we cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our speed -

Speedway Motorsports, Inc. Annual Report on Form 10-K
15

way facilities could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability was to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay our related claims or damages. The occurrence of additional national incidents, in particular incidents at sporting events, entertainment or other public venues, may significantly impair our ability to obtain such insurance coverage in the future.

We may incur significant costs from partial self-insurance – We use a combination of insurance and self-insurance to manage various risks associated with our speedway and other properties, and motorsports events and other business risks. We may increase the marketing of certain products using self-insured promotional warranty programs which could subject us to increased risk of loss should the number and amount of claims significantly increase. Also, we may increase our bulk petroleum business for which we intend to obtain customary insurance with experienced carriers. We have increased and may further increase our self-insurance limits, which could subject us to increased risk of loss should the number of incidents, damages, casualties or other claims below such self-insured limits increase. Management cannot guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on our financial position and future results of operations.

Liability for personal injuries and product liability claims could significantly affect our financial condition and results of operations – Motorsports can be dangerous to participants and to spectators. We maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss due to liability for personal injuries sustained by persons on our premises in the ordinary course of business. Nevertheless, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

Postponement, cancellation or relocation of major motorsports events could adversely affect us – If an event scheduled for one of our facilities is postponed because of weather, national security, natural disasters or other reasons, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from admissions, food, beverage and souvenir sales generated at the rescheduled event. If such an event is cancelled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues associated with the event, including live broadcast revenues, to the extent such losses were not covered by insurance. If a cancelled event is part of the NASCAR NEXTEL Cup or Busch Series, the amount of money we receive from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation could be reduced. This would occur if, as a result of the cancellation and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues.

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

Strong competition in the motorsports industry and with other professional and amateur sports could hinder our ability to maintain or improve our position in the industry – Motorsports promotion is a competitive industry. We compete in regional and national markets to promote events, especially NASCAR-sanctioned events, and to a lesser extent, other NASCAR, IRL, CCWS, NHRA and WOO sanctioned events. We believe our principal competitors are other motorsports promoters of NEXTEL Cup and Busch Series or equivalent events. Certain of our competitors have resources that exceed ours. NASCAR is owned by Bill France, Jr., Jim France, and the France family, who also control ISC. ISC presently hosts several NEXTEL Cup and Busch Series races. We compete regionally and nationally with ISC and other NASCAR related speedways to sponsor NASCAR events, especially NEXTEL Cup and Busch Series events, and, to a lesser extent, with other speedway owners to sponsor IRL, CCWS and NHRA sanctioned events. We compete for spectator interest with all forms of professional and amateur spring, summer, and fall sports, such as football, baseball, basketball and hockey, conducted in and near Atlanta, Bristol, Charlotte, Las Vegas, Dallas-Fort Worth, and San Francisco, and regionally and nationally, many of which have resources that exceed ours, and with a wide range of other available entertainment and recreational activities. These competing events and activities may be held on the same days as our events. We cannot assure you that we will maintain or improve our position in light of such competition.

The loss of our key personnel could adversely affect our operations and growth – Our success depends to a great extent upon the availability and performance of our senior management, particularly O. Bruton Smith, our Chairman and Chief Executive Officer, H.A. Wheeler, our President and Chief Operating Officer, William R. Brooks, our Chief Financial

Speedway Motorsports, Inc. Annual Report on Form 10-K
16

Officer, Executive Vice President and Treasurer, and Marcus G. Smith, our Executive Vice President of National Sales and Marketing, none of whom are subject to employment agreements. Messrs. O. Bruton Smith and Wheeler have managed SMI as a team for over 30 years, and Mr. Brooks has been part of the management team for over 20 years. Mr. Marcus Smith is the son of Mr. O. Bruton Smith, and has been with SMI since 1996. Their experience within the industry, especially their working relationship with NASCAR, continues to be of considerable importance to us. The loss of any of our key personnel due to illness, retirement or otherwise, or our inability to attract and retain key employees in the future could have a material adverse effect on our operations and business plans.

Costs associated with capital improvements could adversely affect our profitability – We believe significant growth in our revenues depends, in large part, on consistent investment in facilities. Therefore, we expect to continue to make substantial capital improvements in our facilities to meet long-term increasing demand, to increase spectator entertainment value, and to increase revenue. We frequently have a number of significant capital projects underway. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our facilities, including:

•	undetected soil or land conditions;

•	additional land acquisition costs;

•	increases in the cost of construction materials and labor;

•	unforeseen changes in design;

•	litigation, accidents or natural disasters affecting the construction site; and

•	national or regional economic changes.

In addition, actual costs could vary materially from our estimates if those factors or our assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially affect the ultimate cost.

Recent amendments to our Credit Facility significantly increase the amount of permitted expenditures for capital projects, investments in and transactions for motorsports and ancillary businesses – As further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2005 Credit Facility Amendments” below, our amended Credit Facility, among other things, increased the sub-limit for standby letters of credit to $75.0 million and allows annual capital expenditures of up to $80.0 million, plus up to an additional $150.0 million for certain specified capital expenditures during the two-year period of fiscal 2005 and 2006. As further described in “Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures” below, we plan to continue to make substantial capital expenditures and investments. The profitability or success of future capital projects and investments are subject to numerous factors, conditions and assumptions, many of which are beyond our control. The sub-limit for standby letters was increased in anticipation of possible increases in our bulk petroleum business and other business transactions. As of December 31, 2005, we had outstanding standby letters of credit of approximately $52.0 million associated with bulk petroleum transactions. Our bulk petroleum business involves financial and operational risks different from those of our other operations as further described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Significant Recent Developments – Bulk Petroleum Transactions” and “Critical Accounting Policies and Accounting estimates – Realization of Receivables and Inventories”. We may seek further increases in our available limits for standby letters of credit depending on the needs and outcome of our bulk petroleum business. Significant negative or unfavorable outcomes could reduce our available cash and cash investments resulting in lower investment interest or earnings, reduce our ability to service current or future indebtedness, require additional borrowings resulting in higher debt service and interest costs, higher than anticipated depreciation expense, among other negative consequences, and could have a material adverse effect our future financial condition or results of operations.

Future impairment of our property and equipment, goodwill and other intangible assets and equity investments in associated entities could adversely affect our profitability – As of December 31, 2005, we have net property and equipment of $979.7 million, net goodwill and other intangible assets of $159.9 million and equity investments in associated entities of $136.8 million. Also, as further described in “Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures” below, we plan to continue to make substantial capital investments. As described in Note 2 to the Consolidated Financial Statements, we periodically evaluate long-lived assets for possible impairment based on expected future undiscounted operating cash flows and profitability attributable to such assets or when indications of possible impairment occur. The evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. While we believe no impairment exists at December 31, 2005, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial

Speedway Motorsports, Inc. Annual Report on Form 10-K
17

condition or future results of operations. The profitability or success of future capital projects and investments are subject to numerous factors, conditions and assumptions, many of which are beyond our control, and if significantly negative or unfavorable, could become impaired and materially adversely affect our future financial condition or results of operations. See “Postponement, cancellation or relocation of major motorsports events could adversely affect us” above for related discussion on impairment considerations.

Our equity investments in associated entities consist primarily of our 50% owned joint venture Motorsports Authentics, whose operations are presently comprised of Action and Team Caliber. The carrying value of these equity investments is sizable and could become impaired for changes in profitably, operating cash flows, market, economic conditions, and other factors that could adversely impact their recovery. Resulting profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s NEXTEL Cup Series, competition for Action and Team Caliber products, and the success of Action and Team Caliber management in achieving sustained profitability and successful integration. Their ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. There may be increases in our investment in these associated entities, including additional equity contributions or loans to MA.

Lack of closeness or competitiveness in NASCAR NEXTEL Cup Series races or championship points race can significantly impact operating results – The lack of closeness or competitiveness of NEXTEL Cup Series races or the championship points race in any particular racing season can significantly impact our operating results. These factors can affect attendance at the NEXTEL Cup racing events, as well as other events surrounding the weekends such NEXTEL Cup races are promoted. There can be no assurance that attendance will not be adversely impacted by the lack of a close or competitive racing or championship points race in any particular season, thereby possibly impacting our operations and growth.

Our revenues depend on the promotional success of our marketing campaigns – Similar to many companies, we spend significant amounts on advertising, promotional and other marketing campaigns for our speedways and other business activities. Such marketing activities include, among others, promotion of ticket sales, luxury suite rentals, hospitality and other services for our speedway events and facilities, and advertising associated with our wholesale and retail distribution of racing and other sports related souvenir merchandise and apparel, micro-lubricant™ products, and Legends Car activities. There can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenues or profits.

Government regulation of certain motorsports sponsors could negatively impact the availability of promotion, sponsorship and advertising revenue for us – The motorsports industry generates significant revenue each year from the promotion, sponsorship and advertising of various companies and their products, some of which are subject to government regulation. Advertising of the liquor industry is generally subject to greater governmental regulation than advertising by other sponsors of our events. Certain of our sponsorship contracts are terminable upon the implementation of adverse regulations. The alcoholic beverage industry has provided substantial financial support to the motorsports industry through, among other things, the purchase of advertising time, the sponsorship of racing teams and the sponsorship of racing series such as the Busch Series, and generally are subject to greater governmental regulation than are other sponsors of our events. We are unaware of any proposed additional governmental regulation that would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage industry. We cannot assure you that the alcoholic beverage industry will continue to sponsor motorsports events, suitable alternative sponsors could be located, or NASCAR will continue to sanction individual racing events sponsored by the alcohol industry at any of our facilities. Implementation of further restrictions on the advertising or promotion of alcoholic beverage products could adversely affect us.

Our chairman owns a majority of SMI’s common stock and will control any matter submitted to a vote of our stockholders – As of March 1, 2006, Mr. O. Bruton Smith, our Chairman and Chief Executive Officer, beneficially owned, directly and indirectly, approximately 66.1% of the undiluted outstanding shares of our common stock. As a result, Mr. Smith will continue to control the outcome of substantially all issues submitted to our stockholders, including the election of all of our directors.

Our current or future indebtedness could adversely affect the financial health of our company, our operations, ability to pay dividends, or prevent us from fulfilling our obligations under our debt agreements – We have a significant amount of indebtedness. As of December 31, 2005, we had total outstanding long-term debt of approximately $430.2 million, and the Credit Facility permits additional borrowings of up to $146.9 million. Our substantial indebtedness and ability to increase our outstanding borrowings could:

•	make it more difficult for us to satisfy our debt obligations;

Speedway Motorsports, Inc. Annual Report on Form 10-K
18

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•	limit our ability to fund future working capital, capital expenditures costs, acquisitions, debt service and other general corporate requirements, and dividends;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	subject us to the risks that interest rates and our interest expense will increase; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

In addition, our debt agreements contain financial and other restrictive covenants, including, among other things, limits or restrictions on our ability to borrow additional funds, make acquisitions, create liens on our properties and make investments. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us. Despite current indebtedness levels, the Company or new lines of business may be able to incur substantially more debt. In addition, they may be able to secure this additional debt with Company, subsidiary or new business assets. This could further exacerbate the risks associated with our substantial leverage. If new debt is added to our and our subsidiaries’ current debt levels, the related risks they and we now face could intensify.

Restrictions imposed by terms of our indebtedness could limit our ability to respond to changing business and economic conditions and to secure additional financing – The indenture for our Senior Subordinated Notes restricts, among other things, our and our subsidiaries’ ability to do any of the following:

•	incur additional debt;

•	pay dividends or make distributions;

•	incur liens;

•	make specified types of investments;

•	apply net proceeds from certain asset sales;

•	engage in transactions with affiliates;

•	merge or consolidate;

•	restrict dividends or other payments from subsidiaries;

•	sell equity interests of subsidiaries;

•	sell, assign, transfer, lease, convey or otherwise dispose of assets; and

•	incur indebtedness that is subordinate in right of payment to any senior indebtedness and senior in right of payment to the Senior Subordinated Notes.

Our Credit Facility contains more extensive and restrictive covenants than the indenture for the Senior Subordinated Notes. In addition to covenants of the type described above, the Credit Facility requires us to maintain specified financial ratios and satisfy certain financial condition tests, as well as limits our ability for acquisitions, capital expenditures and investments. Our ability to meet those covenants, financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. A breach of any of these covenants would result in a default under the Credit Facility. If there were an event of default under the Credit Facility, the lenders could elect to declare all amounts outstanding, including accrued interest or other obligations, to be immediately due and payable. If we were unable to repay these amounts, such lenders could proceed against the collateral, if any, granted to them to secure that indebtedness. If any senior indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the senior indebtedness and our other indebtedness. The Credit Facility and the Senior Subordinated Notes indentures contain cross-default provisions.

As a result of these covenants, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted. We may be prevented from engaging in transactions that might otherwise be considered beneficial to us. Should we pursue further development and/or acquisition opportunities, the timing, size and success as well as associated potential capital commitments of which are unknown at this time, we may need to raise additional capital through debt and/or equity financings. There can be no assurance that adequate debt and equity financing will be available on satisfactory terms or will be permitted under the covenants of the Senior Subordinated Notes or the Credit Facility. Failure to obtain further financing could have a negative effect on our business and operations.

Our bulk petroleum business incurs financial and operational risks different from those of our other operations – From time to time, we engage in the purchase and sale of bulk petroleum and related products and commodity transactions with petroleum and other companies who conduct business in the United States and certain foreign countries. We also have profit and loss sharing arrangements with certain entities on the purchasing and selling of specified bulk petroleum products. These bulk petroleum products consist of crude oil and associated distillates of crude oil. From time to time, we also enter into commodity hedges associated with petroleum products and utilize letters of credit issued by recognized financial institutions for the purchase and sale of bulk petroleum products. To date, these bulk petroleum activities have comprised a relatively insignificant part of our business. Bulk

Speedway Motorsports, Inc. Annual Report on Form 10-K
19

petroleum profit margins could be affected by factors such as purchase price, sales price, transaction, unrecoverable and other operating costs, and could be less than those on our other operations. Our bulk petroleum operations are or will be subject to risks ordinarily experienced by any new business, risks ordinarily associated with conducting business in foreign countries, as well as risks generally associated with petroleum products, such as environmental risks, commodities, hedging and similar risks common to transactions of this nature. The accounting for bulk petroleum, including underlying hedge, transactions can be affected by many factors, including contract terms, title transfer, settlement timing, underlying hedge terms and other transactional terms or conditions. Future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis depending on the underlying transactional terms and conditions. While revenues could become significant, resulting profit margins could be affected by market and other factors such as transaction, unrecoverable and other operating costs, and could be less than those on existing operations. Also, future gains or losses on hedging and derivative contracts could be significant depending on fluctuations in market prices of the associated covered petroleum products and timing differences between maturities of hedges and sales of petroleum products. Depending on settlement timing and other transactional factors, accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods. At this time, management is unable to determine whether resulting revenues or profits or losses could be material.

Other factors that can adversely impact our bulk petroleum business, as well as operations conducted in foreign countries, include current and future market demand, regional and global market and economic conditions, including geopolitical situations, elevated terrorism alerts, terrorist attacks or military actions in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds, global petroleum product supply and demand, regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs, changes or deterioration in customer financial condition and creditworthiness, and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Significant Recent Developments – Bulk Petroleum Transactions” and “Critical Accounting Policies and Accounting estimates  –  Realization of Receivables and Inventories” below, and Note 2 to the Consolidated Financial Statements  –  “Bulk Petroleum Transactions” and “Concentrations of Credit Risk” for additional information on bulk petroleum transactions.

Changes in income tax laws could adversely affect our financial condition and results of operations – At December 31, 2005, net deferred tax liabilities totaled $186.5 million, including deferred tax assets of $14.2 million. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. At December 31, 2005, valuation allowances of $1.7 million have been provided against deferred tax assets because management is unable to determine whether ultimate realization is more likely than not. Also, we filed a change in tax accounting method in 2005 that is expected to reduce our tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. As of December 31, 2005, the change resulted in reclassifying noncurrent deferred income taxes of approximately $18.7 million to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $83.5 million in 2006 through 2008. Accelerated taxes of approximately $18.7 million were paid in 2005, after using alternative minimum tax credit carryforwards of approximately $9.1 million. These accelerated amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over long periods. Changes in tax laws, assumptions, estimates or method used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our financial condition or future results of operations.

Environmental costs may negatively impact our financial condition – Solid waste landfilling has occurred on and around the property at LMS for many years. If damage to persons or property or contamination of the environment is determined to have been caused by the conduct of our business or by pollutants used, generated or disposed of by us, or which may be found on our property, we may be held liable for such damage and may be required to pay the cost of investigation or remediation, or both, of such contamination or damage. The amount of such liability, as to which we are self-insured, could be material. State and local laws relating to the protection of the environment also can include noise abatement laws that may be applicable to our racing events. Changes in federal, state or local laws, regulations or requirements, or the discovery of previously unknown conditions, could require additional expenditures by us for remediation and compliance.

Land use laws may negatively impact our growth – Our development of new motorsports facilities (and, to a lesser extent, the expansion of existing facilities) requires compliance with

Speedway Motorsports, Inc. Annual Report on Form 10-K
20

applicable federal, state and local land use planning, zoning and environmental regulations. Regulations governing the use and development of real estate may prevent us from acquiring or developing prime locations for motorsports facilities, substantially delay or complicate the process of improving existing facilities, and/or increase the costs of any such activities.

The market price of our common stock could be adversely affected by future exercises or future grants of stock-based options or other compensation, or the sale of shares held by key personnel – The market price for our common stock could be adversely affected by the sale of approximately 2,189,000 shares of our common stock issuable upon the exercise of various options and rights under our equity compensation plans. The market price for our common stock could also be adversely affected by the issuance or sale of approximately 2,846,000 shares of our common stock available for grant under our equity compensation plans, or the sale of approximately 29,001,000 shares of our common stock available for resale in compliance with Rule 144 under the Securities Act of 1933, as amended, including shares held by Mr. Smith, our Chairman and Chief Executive Officer.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway follows:

Atlanta Motor Speedway – AMS is located on approximately 815 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. AMS was built in 1960 and owned by us since 1990. In 1997, AMS was completely renovated including reconfiguration to a “state-of-the-art” 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, adding 22,000 permanent seats, including 58 luxury suites, and changing the start-finish line location. AMS also has an on-site 2.5-mile road course. In 1998, lighting was installed for night racing. In recent years, AMS has reconfigured main entranceways and expanded on-site roads to ease congestion caused by increased attendance, installed new scoreboards, new garage areas, and new infield media and press box centers. AMS has constructed 46 condominiums overlooking the speedway and is marketing the two remaining unsold condominiums. As further described in Note 2 to the Consolidated Financial Statements, AMS suffered significant tornado damage in July 2005 and continues to be restored to a leading-edge motorsports facility. In 2006, AMS plans to begin construction of approximately 12,000 new premium front-stretch and club-style permanent seats. AMS plans to continue improving and expanding its on-site roads and available parking, and reconfiguring traffic patterns and entrances in 2006 to ease congestion and improve traffic flow. In 2006, AMS also plans to expand its camping, restroom and other fan amenities. At December 31, 2005, AMS had permanent seating capacity of approximately 117,000, including 122 luxury suites.

Bristol Motor Speedway – Acquired by us in 1996, BMS is located on approximately 674 acres in Bristol, Tennessee and is a one-half mile, lighted, high-banked concrete oval speedway. BMS also owns and operates a one-quarter mile modern, lighted dragway. BMS is the most popular facility on the NEXTEL Cup circuit among race fans due to its steep banked turns and lighted nighttime races. We believe spectator demand for our NEXTEL Cup events at BMS exceeds existing permanent seating capacity. From 1996 through 2002, BMS added over 76,000 new permanent grandstand seats, including 73 new luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. In 1999, BMS completed reconstruction and expansion of its dragstrip into a state-of-the-art dragway, “Thunder Valley”, featuring permanent grandstand seating, luxury suites, and extensive fan amenities. In 2003, BMS completed construction of approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 53 new luxury sky-box suites. In 2004, BMS completed construction of new administration and marketing facilities. In 2005, BMS completed construction of approximately 37 new luxury sky-box suites and new permanent dragway seats, and continued to improve and expand fan amenities and make other site improvements. In 2006, BMS plans to expand its camping, restroom and other fan amenities, and continue to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. At December 31, 2005, BMS had permanent seating capacity of approximately 158,000, including 196 luxury suites.

Infineon Raceway – Acquired by us in 1996, IR is located on approximately 1,597 acres in Sonoma, California and consists of a 2.52-mile, twelve-turn road course, a one-quarter mile modern dragway, and a modern, expansive industrial park. From 1997 through 2001, IR added approximately 19,000 new permanent seats, made various grading changes to improve spectator sight lines, expanded and improved spectator and media amenities, acquired adjoining land to provide additional entrances and expanded spectator parking areas to accommodate attendance increases and ease

Speedway Motorsports, Inc. Annual Report on Form 10-K
21

congestion. In 1998, IR was partially reconfigured into a 1.9-mile stadium-style road course for NASCAR NEXTEL Cup racing featuring “The Chute”. The Chute provides spectators with improved sight lines and expanded viewing areas, along with multiple racing configurations within IR’s overall 2.52-mile road course. In 2003, IR completed its multi-year major reconfiguration and modernization, adding 11,000 new permanent grandstand seats, 17,000 new hillside terrace seats, and 16 new luxury suites. Modernization of IR’s dragway facilities was also completed in 2003. IR’s enhancements include underground pedestrian tunnels to better accommodate pedestrian traffic, a new world-class karting center, permanent garages for race teams, an expanded modern industrial park, an enlarged pit road to accommodate NASCAR’s 43-car grid, and improved sight lines for better spectator enjoyment. IR also owns and operates an onsite Jim Russell Group driving school, including karting activities and replacement car parts sales, which we acquired in 2005. In 2006, IR plans to continue improving and expanding its on-site road system and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. At December 31, 2005, IR had permanent seating capacity of approximately 47,000, including 27 luxury suites, and provides temporary seating and other general admission seating arrangements along its 2.52-mile road course.

Las Vegas Motor Speedway – We acquired LVMS in 1998. LVMS, located on approximately 1,028 acres in Las Vegas, Nevada, is a 1.5-mile, lighted, asphalt, quad-oval superspeedway, and includes several other on-site paved and dirt race tracks. These other race tracks include a 1/4-mile dragstrip, 1/8-mile dragstrip, 2.5-mile road course, 1/2-mile clay oval, 3/8-mile paved oval, motocross and other off-road race courses. From 1999 through 2002, LVMS added approximately 7,000 new permanent seats, expanded its concessions and restroom amenities and made other facility improvements. In 2000, LVMS completed reconstruction and expansion of one of its dragstrips into a state-of-the-art dragway, “The Strip at Las Vegas”, with permanent grandstand seating, luxury suites and extensive fan amenities. In 2001, LVMS renovated its 3/8-mile paved racetrack, “The Bullring”. LVMS has significant club-style seating with convenient access to premium restaurant-quality food and beverage service. In 2004, LVMS completed construction of approximately 14,000 new premium permanent seats. The superspeedway’s configuration readily allows for significant future expansion. In 2005, LVMS began construction of approximately 16,000 new permanent grandstand seats for a net increase of approximately 11,000, that was completed in March 2006. In 2006, LVMS plans to begin construction of an infield media center, garage and fan-zone entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in motorsports. LVMS also plans to reprofile the banking of its superspeedway to offer fans the exciting racing inherent in high-bank racing, and expand its camping, restroom and other fan amenities and continue improving and expanding its on-site roads and available parking to ease congestion and improve traffic flow. In March 2006, the Company announced construction plans for a 126-unit condominium project at LVMS, which would include trackside office space, banquet facilities, spa and health club and other amenities. Commencement of construction is subject to governmental approval and permitting processes, which could materially affect the ultimate cost and timing of construction. At December 31, 2005, LVMS had permanent seating capacity of approximately 128,000, including 102 luxury suites.

Lowe’s Motor Speedway – LMS is located on approximately 1,301 acres in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte. LMS was among the first superspeedways built. The principal track is a 1.5-mile banked asphalt quad-oval facility, and was the first superspeedway in North America lighted for nighttime racing. LMS also has several lighted “short” tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), as well as a 2.25-mile asphalt road course. In 2000, LMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. LMS has consistently improved and increased its spectator seating arrangements and now has the third largest seating capacity of any sports facility in the United States. From 1997 through 2002, LMS added over 61,000 new permanent seats, including 38 new luxury suites, featuring unique mezzanine level concourses, new stadium-style terrace sections, outstanding views, convenient elevator access and popular food courts for enhanced spectator enjoyment, convenience and accessibility. LMS also has significantly expanded and improved its parking areas to accommodate increased attendance and ease congestion, and widened certain front-stretch concourses and entranceways to improve spectator convenience and accessibility. LMS has significant club-style seating with convenient access to premium restaurant-quality food and beverage service. In 2004, LMS renovated and modernized its infield garages, media center, and scoring towers and made other facility improvements. In 2005, the exclusive dining and entertainment facilities at The Speedway Club at LMS were completely remodeled and now offer expanded premium restaurant, catering and corporate meeting facilities. In 2006, LMS plans to reprofile its superspeedway, continue improving and expanding concessions, restroom and other fan amenities, expand available parking to ease congestion and improve traffic flow, and make other site improvements. At December 31, 2005, LMS had permanent seating capacity of approximately 162,000, including 113 luxury suites.

Speedway Motorsports, Inc. Annual Report on Form 10-K
22

Texas Motor Speedway – TMS, located on approximately 1,490 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway, with an on-site 2.5-mile road course. TMS has constructed 76 condominiums overlooking turn two of the speedway and is marketing six remaining unsold condominiums. TMS also has an executive office tower adjoining the main grandstand overlooking the speedway which houses The Texas Motor Speedway Club. TMS, one of the largest sports facilities in the United States in terms of permanent seating capacity, hosted its first major NASCAR NEXTEL Cup Series race in April 1997. We operate the TMS facilities under a 30-year arrangement with the Fort Worth Sports Authority – see Note 2 to the Consolidated Financial Statements for additional information. In 2000, TMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. For several years, TMS has expanded its parking areas and improved traffic control dramatically reducing travel congestion. In 2001, TMS converted approximately 50 suites to speedway club-style seating areas to help meet demand for premium seating and services at its largest events. In 2006, TMS plans to continue expanding and increasing surrounding interstate access roads and interchanges, improving and expanding on-site roads, bus and tram systems and available parking, lighting certain parking areas, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. In 2006, TMS also plans to expand its camping, restroom and other fan amenities. At December 31, 2005, TMS had permanent seating capacity of approximately 158,000, including 194 luxury suites.

North Carolina Speedway (also known as Rockingham Speedway) – NCS, located on approximately 240 acres in Rockingham, North Carolina, is a 1.0-mile banked, asphalt oval speedway. As described in Note 2 to the Consolidated Financial Statements, we purchased NCS in connection with the Ferko Settlement in July 2004. NCS operations presently consist principally of track rentals. Management’s plans or intentions with respect to other future use or operations of NCS have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in 2006 or beyond.

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

Through February 28, 2006, 103 individuals claiming injuries from the bridge failure on May 20, 2000, had filed a total of 48 separate lawsuits. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The North Carolina state court lawsuits were consolidated before one judge. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge, and finding that Tindall was negligent. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and, therefore, LMS will be jointly and severally liable for future verdicts. In addition, the Court dismissed all claims for punitive damages in all lawsuits.

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

Debra Kirwan and the Zone, Inc. filed a lawsuit against TSI in the United States District Court for the Eastern District of Pennsylvania on December 21, 2004. An answer and affirmative defenses were filed on May 2, 2005. Plaintiffs claim the

Speedway Motorsports, Inc. Annual Report on Form 10-K
23

defendant conspired to misappropriate their potential “interactive storybook”. Plaintiffs’ claims include declaratory relief, false designation of origin, unfair competition and false advertising under the Lanham Act, false marking pursuant to the Patent Act, breach of fiduciary duties, breach of contract, violation of unfair trade practices and consumer protection law, misappropriation and conversion, civil conspiracy and fraud against TSI, QVC, Inc., Home Shopping Network, Aaron Clark Industries and Aaron Clark, individually. Plaintiff has not specified any amount of damages. TSI intends to deny the claims against it. In addition, TSI’s contract with QVC requires that TSI indemnify and hold QVC harmless against these claims. TSI and QVC intend to pursue a joint defense of the claims, although both will have separate counsel for the limited purpose of reviewing pleadings for any conflicting issues. TSI believes that it has meritorious defenses to plaintiffs’ claims and intends to vigorously defend itself against plaintiff’s claims. Management does not expect that the disposition of this case will have a material adverse effect on our financial position or future results of operations.

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

Solid waste landfilling has occurred on and around LMS’s property for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992. However, there is one landfill at LMS currently being permitted to receive inert debris and waste from land clearing activities (“LCID” landfill), and one LCID landfill that was closed in 1999. Two other LCID landfills on the LMS property were closed in 1994. LMS intends to allow similar LCID landfills to be operated on the LMS property in the future. Prior to 1999, LMS leased a portion of our property to Allied Waste Industries, Inc. (“Allied”) for use as a construction and demolition debris landfill (a “C&D” landfill), which received solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but could not receive inert debris, land- clearing debris or yard debris. The LMS C&D landfill is now closed. In addition, Allied owns and operates an active solid waste landfill adjacent to LMS. We believe the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, no matters were submitted to a vote of our security holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 1, 2006, 43,795,529 shares of common stock were outstanding and held by approximately 2,852 record holders.

We intend to retain a substantial portion of our future earnings to provide funds for the operation and expansion of our business. SMI depends on dividends and other payments from our speedways and other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and working capital requirements. We paid our fourth annual cash dividend on November 21, 2005 of $0.32 per share of common stock aggregating approximately $14.1 million to shareholders of record as of November 8, 2005. We may or may not pay similar annual cash dividends in the future. Any decision concerning the payment of dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under our Credit Facility and Senior Subordinated Notes (which are further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Dividends”), and other factors as the Board of Directors or its designees, in its sole discretion, may consider relevant. Our Credit Facility allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, and increasable up to $150.0 million, subject to maintaining certain financial

Speedway Motorsports, Inc. Annual Report on Form 10-K
24

covenants. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants.

The following table sets forth the high and low closing sales prices for SMI’s common stock, as reported by the NYSE for each calendar quarter during the periods indicated:

	High	Low
2005:
First Quarter	$39.67	$35.65
Second Quarter	36.90	33.53
Third Quarter	40.18	35.72
Fourth Quarter	39.17	34.20

2004:
First Quarter	31.79	28.77
Second Quarter	34.20	29.60
Third Quarter	36.51	31.26
Fourth Quarter	39.18	32.63

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In 2005, we repurchased approximately 283,000 shares of common stock for approximately $10.3 million.

The table below shows our repurchases of common stock in the fourth quarter of 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
October 2005	–	–	–	820,000
November 2005	50,000	$37.07	50,000	770,000
December 2005	52,500	36.48	52,500	717,500
Total	102,500	$36.57	102,500	717,500

Speedway Motorsports, Inc. Annual Report on Form 10-K
25

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2005 have been derived from audited financial statements. The financial statements for each of the three years ended December 31, 2005 were audited by Deloitte & Touche LLP. Those financial statements, and the independent registered public accounting firm’s report, are contained elsewhere in this report. All financial data below are qualified by this reference to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

INCOME STATEMENT DATA

Year Ended December 31:	2005	2004	2003	2002	2001
(in thousands, except per share data)
Revenues:
Admissions	$177,352	$156,718	$150,253	$143,619	$138,612
Event related revenue	168,359	137,074	127,055	120,979	132,283
NASCAR broadcasting revenue	140,956	110,016	90,682	77,936	67,488
Other operating revenue	57,401	42,711	36,539	34,038	37,685
Total revenues	544,068	446,519	404,529	376,572	376,068

Expenses and other:
Direct expense of events	97,042	81,432	77,962	69,909	77,397
NASCAR purse and sanction fees	96,306	78,473	69,691	61,217	54,479
Other direct operating expense	52,227	37,662	32,325	31,032	35,787
General and administrative	73,281	65,152	58,698	57,235	59,331
Depreciation and amortization	37,607	35,524	33,894	31,720	32,747
Interest expense, net	21,890	19,886	20,816	21,199	24,316
AMS insurance recovery gain(1)	(8,829)	–	–	–	–
Ferko litigation settlement(2)	–	11,800	–	–	–
Loss on early debt redemption and refinancing(3)	–	–	12,800	1,237	–
FTC refund claims settlement(4)	–	–	1,154	–	–
Cancelled CART race settlement, net(5)	–	–	–	–	(1,361)
Other (income) expense, net	(1,360)	(2,819)	419	2,239	(2,907)
Total expenses and other	368,164	327,110	307,759	275,788	279,789

Income from continuing operations before income taxes and cumulative effect of accounting change	175,904	119,409	96,770	100,784	96,279
Provision for income taxes	67,769	45,755	38,225	39,609	37,870

Income from continuing operations before cumulative effect of accounting change	108,135	73,654	58,545	61,175	58,409
Loss from operations and disposal of discontinued business(6)	–	–	–	(686)	(817)

Income before cumulative effect of accounting change	108,135	73,654	58,545	60,489	57,592
Cumulative effect of accounting change(7)	–	–	–	(4,273)	–
Net Income	$108,135	$73,654	$58,545	$56,216	$57,592

Speedway Motorsports, Inc. Annual Report on Form 10-K
26

Year Ended December 31:	2005	2004	2003	2002	2001
(in thousands, except per share data)
Basic Earnings Per Share:
Continuing operations before accounting change	$2.46	$1.70	$1.38	$1.44	$1.40
Discontinued operations(6)	–	–	–	(0.01)	(0.02)
Accounting change(7)	–	–	–	(0.10)	–
Basic earnings per share	$2.46	$1.70	$1.38	$1.33	$1.38
Weighted average shares outstanding	43,908	43,342	42,517	42,114	41,753

Diluted Earnings Per Share:
Continuing operations before accounting change	$2.45	$1.69	$1.37	$1.43	$1.36
Discontinued operations(6)	–	–	–	(0.01)	(0.02)
Accounting change(7)	–	–	–	(0.10)	–
Diluted earnings per share	$2.45	$1.69	$1.37	$1.32	$1.34
Weighted average shares outstanding	44,178	43,654	42,798	43,001	44,367

BALANCE SHEET DATA

Cash and cash equivalents	$117,888	$216,731	$134,472	$112,638	$93,980
Equity investments in associated entities(8)	136,842	1,551	–	–	–
Goodwill and other intangible assets	159,929	156,366	61,337	51,990	56,742
Total assets	1,514,426	1,402,230	1,190,556	1,104,773	1,063,578
Long-term debt, including current maturities:
Revolving credit facility(9)	50,000	50,000	60,000	90,000	90,000
Bank term loan(9)	50,000	46,875	50,000	–	–
Senior subordinated notes(9)	330,000	330,000	230,000	251,946	252,367
Convertible subordinated debentures(3)	–	–	–	–	53,694
Capital leases and other debt(9)	235	274	367	279	1,252
Stockholders’ equity	726,148	633,325	548,074	491,172	438,889
Cash dividends per share of common stock	$0.32	$0.31	$0.305	$0.30	–

Speedway Motorsports, Inc. Annual Report on Form 10-K
27

Non-GAAP Financial Information Reconciliation – The following schedule reconciles non-GAAP net income and diluted earnings per share amounts, on the financial highlights and performance measurement graphs presented in our 2005 Annual Report to Stockholders and below using other than generally accepted accounting principles (“non-GAAP”), to comparable information presented using GAAP. Non-GAAP net income and diluted earnings per share below are derived by adjusting GAAP basis amounts for certain items presented in the following selected income statement data net of income taxes based on applicable effective rates. This non-GAAP financial information presented in the financial highlights and performance graphs in our 2005 Annual Report to Stockholders and below, is presented nowhere else in this Annual Report. Management believes such non-GAAP information is useful and meaningful to investors, and is used by management, to assess our core operations. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or diluted earnings per share determined in accordance with GAAP.

Year Ended December 31:	2005	2004	2003	2002	2001(11)
(in thousands, except per share data)
Net income using GAAP	$108,135	$73,654	$58,545	$56,216	$57,592
Cumulative effect of accounting change(7)	–	–	–	4,273	–
Loss from operations and disposal of discontinued business(6)	–	–	–	686	817
Income from continuing operations	108,135	73,654	58,545	61,175	58,409
Non-GAAP adjustments (net of taxes):
Amortization expense(7)	–	–	–	–	1,052
AMS insurance recovery gain(1)	(5,430)	–	–	–	–
Ferko litigation settlement(2)	–	7,278	–	–	–
Interim interest expense on debt redeemed(10)	–	–	902	–	–
Loss on early debt redemption and refinancing(3)	–	–	7,770	751	–
FTC refund claims settlement(4)	–	–	700	–	–
Cancelled CART race settlement(5)	–	–	–	–	(826)
Non-GAAP net income	$102,705	$80,932	$67,917	$61,926	$58,635
Diluted earnings per share using GAAP	$2.45	$1.69	$1.37	$1.32	$1.34
Non-GAAP adjustments:
Accounting change(7)	–	–	–	0.10	–
Amortization expense(7)	–	–	–	–	0.02
Discontinued operations(6)	–	–	–	0.01	0.02
AMS insurance recovery gain(1)	(0.12)	–	–	–	–
Ferko litigation settlement(2)	–	0.16	–	–	–
Interim interest expense on debt redeemed(10)	–	–	0.02	–	–
Loss on early debt redemption and refinancing(3)	–	–	0.18	0.02	–
FTC refund claims settlement(4)	–	–	0.02	–	–
Cancelled CART race settlement(5)	–	–	–	–	(0.02)
Non-GAAP diluted earnings per share	$2.33	$1.85	$1.59	$1.45	$1.36

(1)	AMS insurance recovery gain represents a 2005 gain related to resolution of insurance recoveries and damaged property and equipment claims associated with a tornado that struck AMS in July 2005. Settlement of insurance claims was substantially completed in the fourth quarter 2005, and a gain from insurance recoveries upon final resolution of insurance claims was recognized net of a loss on damaged property and equipment. The 2005 gain of $8.8 million, before income taxes of $3.4 million, increased basic and diluted earnings per share by $0.12. See Note 2 to the Consolidated Financial Statements.

(2)	Ferko litigation settlement represents a 2004 charge to earnings for litigation and related settlement expenses associated with a settlement agreement between SMI, NASCAR and ISC to resolve a lawsuit filed by Francis Ferko, as a shareholder of SMI, against NASCAR and ISC. We were named as a necessary party to the lawsuit as it was brought on SMI’s behalf by a shareholder. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on SMI’s behalf. The 2004 charge of $11.8 million, before income taxes of $4.5 million, reduced basic and diluted earnings per share by $0.16. See Note 2 to the Consolidated Financial Statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
28

(3)	Loss on early debt redemption and refinancing for 2003 represents a charge associated with replacement of our 1999 bank revolving facility that was maturing in May 2004 (the “Former Credit Facility”) and issuance of $230 million in aggregate principal amount 6 3/4% Senior Subordinated Notes due 2013 (the “Senior Subordinated Notes”) in May 2003, and early redemption of $250 million in aggregate principal amount 8 1/2% Senior Subordinated Notes due 2007 (the “Former Senior Subordinated Notes”) in June 2003. The 2003 charge consisted of net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium, recognition of a previously deferred gain from a cash flow hedge interest rate swap termination payment and transaction costs, all associated with the former debt arrangements. Loss on early debt redemption for 2002 represents a charge associated with early redemption of all outstanding 5 3/4% Convertible Subordinated Debentures totaling $53.7 million in April 2002. The 2002 charge consists of redemption premium, associated unamortized net deferred financing costs, and transaction costs. See Note 6 to the Consolidated Financial Statements.

(4)	FTC refund claims settlement represents a 2003 charge to earnings for refund claims paid under a litigation settlement reached between the Federal Trade Commission (“FTC”) and SMI and Oil-Chem and associated costs of refund processing. See Note 2 to the Consolidated Financial Statements.

(5)	A Championship Auto Racing Teams (“CART”) (now known as CCWS) racing event originally scheduled at TMS in April 2001 was not conducted as a result of a decision made by CART’s sanctioning body. In October 2001, our legal action against CART claiming negligence and breach of contract was settled for $5.0 million, representing our recovery of associated sanction fees, race purse, various expenses, lost revenues and other damages. The CART settlement is reflected net of associated race event costs of $3.6 million.

(6)	Loss from operations and disposal of discontinued business represents the accounting for the discontinued operations and disposal of SoldUSA, an internet auction and e-commerce subsidiary, in April 2002.

(7)	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002, under which we ceased amortizing goodwill and other intangible assets and assessed initial impairment under transitional rules as of January 1, 2002. Such impairment assessment indicated that goodwill associated with certain non-motorsports related reporting units of the Company was impaired. In accordance with SFAS No. 142, we recorded these impairments as a change in accounting principle as of January 1, 2002. The cumulative effect of the accounting change for goodwill impairment reduced fiscal year 2002 net income by $4.3 million, net of income taxes of $297,000, and basic and diluted earnings per share by $0.10. A significant portion of the goodwill was not deductible for tax reporting purposes, representing a permanent difference for which current or deferred income tax liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff. The non-GAAP amounts above reflect retroactive application for ceasing goodwill and other intangible assets amortization, and related income taxes, had the new method been in effect for all periods presented.

(8)	In August 2005, the Company and ISC formed an equally-owned joint venture that operates independently as Motorsports Authentics to produce, market and sell motorsports licensed merchandise. As further described in Note 1 to the Consolidated Financial Statements, in September 2005, MA acquired certain assets and operations of Team Caliber, and in December 2005, Action was purchased for approximately $245 million in cash plus transaction costs. We funded our share of the purchase price with available cash and cash equivalents. We use the equity method of accounting for our 50% ownership in MA which has a November 30 fiscal year end. We have adopted the same fiscal year for reporting our share of MA operating results so that reporting periods coincide. For the fiscal year ended December 31, 2005, our share of MA operating results through November 30, 2005 was not significant.

(9)	In May 2003, we issued $230.0 million of 6 3/4% Senior Subordinated Notes and concurrently replaced our Former Credit Facility. In June 2003, we fully redeemed $250.0 million of 8 1/2% Former Senior Subordinated Notes at 104.25% of par value. See Note 6 to the Consolidated Financial Statements. Other debt at December 31, 2001 includes principally notes payable associated with SoldUSA, which was disposed in 2002.

(10)	Interim interest expense on debt redeemed, net represents interest expense incurred on the Former Senior Subordinated Notes between May 16, 2003, issuance date of the Senior Subordinated Notes, and June 15, 2003, redemption date of the Former Senior Subordinated Notes, net of interest income earned on associated invested proceeds during this period. The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required notice of redemption to Former Senior Subordinated Note holders by the Company. See Note 6 to the Consolidated Financial Statements.

(11)	Beginning in 2002, we report operating profits from activities provided by the Levy Group as net event related revenue and net other operating commission revenue. For periods before 2002, revenues and expenses associated with those services previously provided by SMI Properties are included in event related revenue, other operating revenue, direct expense of events, other direct operating expense and general and administrative expense.

Speedway Motorsports, Inc. Annual Report on Form 10-K
29

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition as of December 31, 2005 should be read in conjunction with our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report. Also, additional information on our revenues and operations can found above in “Business – General Overview and Operating Strategy”.

Our revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, luxury suite and track rentals, and on-site advertising produce higher margins than souvenir and other merchandise sales, as well as sales of TSI, Legends Cars, Oil-Chem, SMI Trackside, MBM, bulk petroleum transactions or other operating revenues.

Significant growth in our revenues will depend, in part, on consistent investment in facilities. As further described in “Capital Expenditures” below, we have several capital projects underway at each of our speedways.

We do not believe our financial performance has been materially affected by inflation. We have generally been able to mitigate the effects of inflation by increasing prices.

RESULTS OF OPERATIONS

Revenues and Expenses – Our revenues and expenses are classified in the following categories because they are important to, and used by, us in assessing our operations. We classify our revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all of our events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, driving school and karting revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR- sanctioned events held at our speedways. “Other operating revenue” includes TSI, MBM and certain SMI Properties merchandising revenues, bulk petroleum transactions, Legends Car and parts sales, Speedway Clubs’ restaurant, catering and membership income, Oil-Chem revenues, and industrial park and office tower rentals. Our revenue items produce different operating margins. Our share of the profits or losses of the Motorsports Authentics merchandising joint venture is included in “other income or expense”, and will be reported separately if and when significant. See “Business – Operations” above for additional information on the composition of our revenues, including non-product and product revenue sources.

We classify our expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school and karting operations, event settlement payments to non-NASCAR sanctioning bodies and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at our speedways. “Other direct operating expense” includes the cost of TSI, MBM and certain SMI Properties merchandising, gross bulk petroleum, Legends Car, Speedway Clubs, Oil-Chem and industrial park rental revenues.

Racing Events – We derive a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue. In 2005, we held 19 major annual racing events sanctioned by NASCAR, including 11 NEXTEL Cup and eight Busch Series racing events, two IRL racing events, seven NASCAR Craftsman Truck Series racing events, two IROC racing events, four major NHRA racing events, one CCWS racing event, and two WOO racing events. In 2004, we held 17 major annual racing events sanctioned by NASCAR, including 10 NEXTEL Cup and seven Busch Series racing events; two IRL racing events, six NASCAR Craftsman Truck Series racing events, one CCWS racing event, two IROC racing events, four major NHRA racing events, and three WOO racing events. In 2003, we held 17 major NASCAR-sanctioned racing events, two IRL racing events, five NASCAR Craftsman Truck Series racing events, four major NHRA racing events, and five WOO racing events.

The 19 major NASCAR sanctioned races held in 2005 include the additional NEXTEL Cup and Busch Series races at TMS that began November 2005. In 2006, we plan to hold 19 major annual racing events sanctioned by NASCAR, including 11 NEXTEL Cup and eight Busch Series racing events. We also plan to hold two IRL racing events, seven NASCAR Craftsman Truck Series racing events, two IROC racing events, four major NHRA racing events, and three

Speedway Motorsports, Inc. Annual Report on Form 10-K
30

WOO racing events. Set forth below is certain comparative summary information with respect to our major NASCAR-sanctioned racing events scheduled in 2006 and events held in 2005, 2004 and 2003:

	Number of major NASCAR-sanctioned events
	2006	2005	2004	2003
1st Quarter	6	4	5	7
2nd Quarter	6	8	6	4
3rd Quarter	2	2	2	2
4th Quarter	5	5	4	4
Total	19	19	17	17

The more significant racing schedule changes that have occurred during the last three years include the following:

•	AMS hosted a NASCAR Busch Series race in the first quarter 2005 that was held in the fourth quarter 2004.

•	IR hosted a new IRL racing event in the third quarter 2005.

•	TMS hosted new NASCAR NEXTEL Cup and Busch Series racing events in the fourth quarter 2005.

•	AMS hosted a new NASCAR Craftsman Truck Series race in the fourth quarter 2005.

•	TMS hosted an IRL racing event in the fourth quarter 2004 that was not held in 2005.

•	AMS hosted a new NASCAR Craftsman Truck Series event in the first quarter 2004.

•	BMS hosted a new NASCAR Craftsman Truck Series event in the third quarter 2003.

•	LMS hosted a new NASCAR Craftsman Truck Series event in the second quarter 2003.

•	LVMS hosted a new CCWS event in the third quarter 2004.

•	TMS hosted NASCAR NEXTEL Cup and Busch Series events in the second quarter 2004 that were held in the first quarter 2003.

The table below shows the relationship of our income and expenses relative to total revenue for the three years ended December 31, 2005:

	Percentage of Total Revenue
Year Ended December 31:	2005	2004	2003
Revenues:
Admissions	32.6%	35.1%	37.1%
Event related revenue	30.9	30.7	31.4
NASCAR broadcasting revenue	25.9	24.6	22.4
Other operating revenue	10.6	9.6	9.1
Total revenues	100.0%	100.0%	100.0%

Expenses and other:
Direct expense of events	17.8	18.2	19.3
NASCAR purse and sanction fees	17.7	17.6	17.2
Other direct operating expense	9.6	8.4	8.0
General and administrative	13.5	14.6	14.5
Depreciation and amortization	6.9	8.0	8.4
Interest expense, net	4.0	4.5	5.2
Other (income) expense, net	(1.9)	2.0	3.5
Total expenses and other	67.6	73.3	76.1
Income before income taxes	32.4	26.7	23.9
Income tax provision	(12.5)	(10.2)	(9.4)
Net Income	19.9%	16.5%	14.5%

SIGNIFICANT RECENT DEVELOPMENTS

Certain significant events or factors that impacted our business in 2005 and are expected to continue to impact our business are summarized as follows:

General Factors and Current Operating Trends – The 2006 to-date broadcast television and cable ratings for the NASCAR NEXTEL Cup and Busch Series have shown new highs with significant increases over the prior year. Also, the 2005 “Chase for the Cup” – the last ten races of season – achieved strong ratings increases over the prior year. Management believes these rating increases bode well for SMI and our industry in the future. Our results for the 2005 race season reflect ongoing increases in sponsorship, luxury suite rentals, advertising and other corporate event related revenues. Despite rising fuel prices and the effects of Hurricanes Katrina and Rita, ticket sales increased over last year for most of our NASCAR NEXTEL Cup and Busch Series races. Almost 4.1 million fans attended our events in 2005, demonstrating that demand and appeal for motorsports entertainment in our markets has remained strong even in challenging circumstances. All of our 2006 NASCAR NEXTEL Cup and Busch

Speedway Motorsports, Inc. Annual Report on Form 10-K
31

event sponsorships are already sold, and pre-sales for other corporate event related revenues are showing similar trends. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

The national incidents of September 11, 2001, along with the Iraq war and terrorism alerts, have raised a combination of operating factors rarely encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Natural disasters such as Hurricanes Katrina and Rita can cause significant increases in fuel prices and significant adverse economic effects. These factors affect consumer and corporate spending sentiment. Reduced consumer and corporate spending impacted the demand for souvenir, apparel and other merchandise at certain non-event company and outside venues, with related effects on event related and other operating revenues. Economic conditions could be severely affected by future actual or threatened events of a similar nature or other national, regional or local incidents, which could materially adversely affect our future operating results. While management believes our strong operating cash flow will continue, economic conditions, rising fuel prices, and the competitiveness of racing can affect ticket, corporate marketing, sponsorships and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, management decided not to increase many ticket and concession prices in 2006 to help foster fan support and mitigate any near-term demand weakness.

NASCAR Broadcasting Rights Agreement – Fiscal 2005 is our fifth year under the current multi-year consolidated domestic television broadcast rights agreement for NASCAR NEXTEL Cup and Busch Series events. Our 2005 NASCAR broadcasting revenues were $141.0 million, reflecting an increase of approximately $30.9 million or 28% over 2004 which includes the new NEXTEL Cup and Busch Series racing event at TMS. Broadcasting revenues continue to be a significant long-term revenue source for our core business, representing approximately 26% of our 2005 total revenues. Total contracted revenues under this domestic broadcast rights agreement, based on the current race schedule, are approximately $162.7 million in 2006. This reflects an increase of approximately $21.7 million or 15% over 2005.

A substantial portion of our recent profit growth has resulted from a significant increase in our television revenues received from the arrangements NASCAR has made with various television networks. NASCAR ratings may also impact attendance at our events and sponsorship opportunities. The current six-year NASCAR domestic television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX expire after 2006. NASCAR has recently announced that it has reached new combined eight-year agreements with FOX, ABC/ ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR NEXTEL Cup and Busch Series events for 2007 through 2014. NASCAR also announced that these agreements have a $4.48 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% average annual increase over the current contract annual average of $400 million. However, NASCAR announced that anticipated 2007 industry rights fees could range between approximately $470 million and $500 million, which are lower than the 2006 rights fees of approximately $574 million. No further details have been provided at this time. Although initially lower, this eight-year arrangement provides us with a significant increase in average annual contracted revenues through 2014. We believe this new long-term contracted revenue sources helps solidify our financial strength and stabilize our earnings and cash flows, and bodes well for SMI and our industry in the future.

We also believe these new contracts have long-term strategic benefits. For instance, over the past several years major sports programming has begun to shift between network and cable. Cable broadcasters can support a higher investment through subscriber fees not available to networks, which is resulting in increased rights fees for these sports properties. However, cable reaches fewer households than network broadcasts. NASCAR’s decision to retain approximately two-thirds of its event schedule on network television is believed to be important to the sport’s future growth, and should continue to drive increased fan and media awareness for all three NASCAR racing series, which should help increase long-term attendance and corporate marketing appeal. We believe ESPN’s involvement should result in the Busch Series benefiting from the improved continuity of season-long presence on ESPN, and motorsports in general should benefit from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to that ESPN provides with the other major sports.

Future changes in race schedules would impact these amounts. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, while television ratings for certain individual events may fluctuate from year to year for any number of reasons. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR may continue. Our share of the television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis.

Speedway Motorsports, Inc. Annual Report on Form 10-K
32

New NASCAR NEXTEL Cup and Busch Series Racing Events at TMS in 2005 – As discussed in Note 2 to the Consolidated Financial Statements, in July 2004, we acquired certain tangible and intangible assets and operations of North Carolina Speedway for approximately $100.4 million in cash as part of the “Ferko” shareholder lawsuit settlement. Intangible assets acquired were principally race event sanctioning and renewal agreements with NASCAR for conducting one annual NEXTEL Cup and Busch Series racing event at TMS, which were first held in November 2005.

AMS Insurance Recovery Gain – On July 6, 2005, a tornado struck AMS causing significant damage to its facilities. Restoration progressed sufficiently to allow AMS to conduct its NASCAR NEXTEL Cup Series and other races as scheduled in October 2005. Settlement of insurance claims was substantially completed in the fourth quarter 2005, and a gain from insurance recoveries upon final resolution of insurance claims was recognized net of a loss on damaged property and equipment. The 2005 gain of $8.8 million, before income taxes of $3.4 million, increased basic and diluted earnings per share by $0.12. As part of restoration plans, significant improvements and modernization of AMS’s facilities continue. See Note 2 to the Consolidated Financial Statements for additional information. We ceased depreciating damaged property and equipment in July 2005 and began depreciating new and restored assets when placed in service. In future years, depreciation on new and restored assets will likely be higher because of replacing fully depreciated assets and increased depreciable carrying costs.

Stock Repurchase Program – In April 2005, our Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1.0 million shares of outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 6 to the Consolidated Financial statements), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using our available cash and cash equivalents and may be suspended or discontinued at any time. In 2005, we repurchased approximately 283,000 shares of common stock for $10.3 million.

Accounting for Share Based-Compensation – As further described below in “Recently Issued Accounting Standards”, SFAS No. 123R “Shared-Based Payment” was issued in December 2004 which requires, among other things, recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period. SFAS No. 123R applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date, which for us begins January 1, 2006. As further described in Note 11 to the Consolidated Financial Statements, effective October 19, 2005, our Board of Directors approved the accelerated vesting of all then outstanding, unvested stock options granted under our 1994 Stock Option Plan and 2004 Stock Incentive Plan. This accelerated vesting is expected to reduce non-cash compensation expense that would have been recorded in future periods following application of SFAS No. 123R. We have elected the modified prospective method of transitioning to SFAS No. 123R, and in 2006 will begin recognizing compensation expense related to future stock option and other share-based compensation grants, including immediate recognition for grantees who are retirement-eligible rather than ratably over the vesting period regardless of retirement-eligibility. We have applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB No. 123” whereby the pro forma effect on net income and earnings per share is presented based on compensation cost for stock options and the Employee Stock Purchase Plan determined using the fair value recognition provisions of FASB No. 123. See Note 2 to the Consolidated Financial Statements for additional information.

2005 Bank Credit Facility Amendments – In March 2005, we amended our Credit Facility which, among other things, modified the following terms and conditions: (i) the revolving credit facility overall borrowing limit of $250.0 million, the five-year term loan, and separate sub-limit of $10.0 million for 15-day swing line loans were retained, with an increase in the separate sub-limit for standby letters of credit from $10.0 million to $75.0 million; (ii) extended maturity from May 2008 to March 2010; (iii) increased allowable annual aggregate payments of dividends and repurchases of SMI securities from $17.5 million to $75.0 million, and increasing up to $150.0 million subject to maintaining certain revised financial covenants; (iv) expanded permitted investments of available cash; (v) reduced interest is now based, at our option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%; and (vi) reduced unused commitment fees from 0.375% to 0.25%. In December 2005, we amended the Credit Facility modifying the following terms and conditions: (i) annual capital expenditures are limited to $80.0 million, plus up to an additional $150.0 million for certain specified capital expenditures during the two-year period of fiscal 2005 and 2006; (ii) we may consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of our consolidated net worth at the immediately preceding fiscal year end; and

Speedway Motorsports, Inc. Annual Report on Form 10-K
33

(iii) we may consummate other acquisitions consistent with our business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the Credit Facility term. See Note 6 to the Consolidated Financial Statements for additional information.

Income Taxes – As further described in Note 8 to the Consolidated Financial Statements, we have significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on our property and equipment for tax reporting purposes. In evaluating the potential effects of the tax advice memorandum, we filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce our tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. As of December 31, 2005, the change resulted in reclassifying noncurrent deferred income taxes of approximately $18.7 million to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $83.5 million in 2006 through 2008. Accelerated taxes of approximately $18.7 million were paid in 2005, after using alternative minimum tax credit carryforwards of approximately $9.1 million. We believe our use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. We believe the filing of the change in tax accounting method is the best course of action to minimize costs and uncertainty. We anticipate that cash and cash equivalents and cash flow from operations will be sufficient to fund these payments. We believe we have sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over long periods. As such, management does not believe the tax accounting change will have a material adverse effect on our financial position or future results of operations.

Joint Venture Equity Investments – As further discussed in Note 1 to the Consolidated Financial Statements, in August 2005, the Company and ISC formed SMISC, LLC, an equally-owned joint venture, operating as an independent company named Motorsports Authentics, to produce, market and sell motorsports licensed merchandise. In September 2005, Motorsports Authentics acquired certain tangible and intangible assets and operations of Team Caliber, Inc. from Roush Corporation d/b/a Roush Racing, and entered into a long-term license with Roush Racing for exclusive and non-exclusive motorsports merchandise distribution for various racing drivers and teams in NASCAR NEXTEL Cup, Busch and Craftsman Truck Series. Team Caliber markets and distributes licensed motorsports merchandise, including die-cast replicas of motorsports vehicles, apparel, gifts and memorabilia through collectible, mass retail and trackside distribution channels. In December 2005, the joint venture purchased Action Performance Companies, Inc. for $13.00 per common share or approximately $245 million in cash plus transaction costs. Action is the leader in design, promotion, marketing and distribution of licensed merchandise with products including a broad range of motorsports related die-cast replica collectibles, apparel, gifts and other memorabilia, and has license agreements with many of the top NASCAR teams and drivers. In addition, Action designs and sells products relating to other motorsports including the NHRA, Formula One and IRL and also has licenses to manufacture apparel and memorabilia for the National Basketball Association, Major League Baseball, and multiple other branded organizations. Action currently markets its products primarily through a combination of mass retail, domestic wholesale, trackside, international and collector’s clubs. We funded our share of the purchase price with available cash and cash equivalents.

As further described in Note 2 to the Consolidated Financial Statements, we use the equity method of accounting for our 50% ownership in MA, whose operations are presently comprised of Action and Team Caliber. Our 50% share of operating results of MA (including the operations of Action after acquisition in December 2005) for its fiscal year ending November 30, 2006 will be included in our fiscal 2006 consolidated statement of income. Our investment in MA is sizable and our share of future associated profits or losses may or may not be significant. Resulting profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s NEXTEL Cup Series, competition for Action and Team Caliber products, and the success of Action and Team Caliber management in achieving sustained profitably and successful integration. Their ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. There may be increases in our investment in these associated entities, including additional equity contributions or loans to MA. The carrying value of these equity investments could become impaired for changes in profitability, operating cash flows, market, economic conditions, and other factors that could adversely impact their recovery.

Declaration of Cash Dividend – On October 10, 2005, our Board of Directors approved an annual cash dividend of

Speedway Motorsports, Inc. Annual Report on Form 10-K
34

$0.32 per share of common stock aggregating approximately $14.1 million payable on November 21, 2005 to shareholders of record as of November 8, 2005. The annual cash dividend was paid using available cash and cash investments.

Bulk Petroleum Transactions – For several years, we maintained a presence in the petroleum and automotive aftermarket industries by way of motorsports and non-motorsports activities and associations with automobile manufacturers and dealerships and petroleum product suppliers for the manufacture of Oil-Chem products. We have historically purchased significant amounts of petroleum products for use at our speedways and in the manufacture of Oil-Chem products, particularly since 1996 when Oil-Chem was acquired. In an effort to reduce our costs for these products, we began to explore the purchase of petroleum products in larger quantities through our contractual relationships with parties having significant experience in all phases of the petroleum industry. We believe we can use short-term excess cash in the purchase and sale of these products resulting in enhanced earnings growth for SMI and our Oil-Chem subsidiary.

To effect this goal, we attempted to enter into short-term purchase and supply contracts lasting approximately one year or less for the purchase and sale of crude oil and associated distillates of crude oil (“bulk petroleum products”). While attempting to employ this strategy over the past few years, the world markets for petroleum products became increasingly complex and competitive, lengthening the period of time needed to secure short-term agreements. We have pursued and continue to pursue such agreements with petroleum producers throughout the world. During this process, we have occasionally purchased bulk quantities of petroleum products on the open market, chartered vessels when necessary and sold and delivered products to customers. We insure such activities with maritime insurance experts and may enter into commodity hedges with major financial institutions to reduce price risk while bulk products are owned. Sales and purchases of bulk petroleum products are with petroleum and other companies who conduct business in the United States as well as foreign countries. Commodity hedges associated with petroleum products and letters of credit utilized, are issued by recognized domestic and foreign financial institutions. Purchases, sales, commodity hedges and letters of credit hereafter are collectively associated with or refer to “bulk petroleum transactions”. These products have been principally purchased from suppliers, and sold to customers, in Central America who are involved in the local, regional and national petroleum industry. We also have profit and loss sharing arrangements with certain entities on the purchasing and selling of specified bulk petroleum products. These entities generally share 30% to 50% of the profits and losses on the sale of specified products.

These bulk petroleum activities have comprised a relatively minor part of our business. Our core business has been and remains motorsports. Management recognizes that this bulk petroleum business has financial and operational risks different from those of our core operations. However, many are risks ordinarily experienced by any new business, risks ordinarily associated with conducting business in foreign countries, as well as risks generally associated with petroleum products, commodities, hedging and similar transactions of this nature.

We evaluate the underlying transactional terms and conditions, along with associated accounting guidance, in determining whether revenues, costs, and operating profits or losses, including changes in the fair value of commodity hedges and shared profits and losses, from bulk petroleum transactions should be reported on a gross or net basis. Gross revenues and product and associated operating costs from bulk petroleum transactions are included in other operating revenue and other direct operating expense, respectively. We have a contract to supply petroleum products that is considered an energy supply contract, which expires June 30, 2006, and is treated as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”. We estimated the fair value of this derivative contract based on a pricing model using Nymex and gulf market prices, and determined that its fair value was not significant as of December 31, 2005 or 2004. Operating profits or losses associated with such contract are reported on a net basis in other operating revenue.

For bulk petroleum transactions reported on a gross basis during 2005, revenues totaled $14.1 million. There were no bulk petroleum transactions reported on a gross basis in 2004 or 2003. For bulk commodity transactions reported on a net basis for 2005 and 2004, associated billings totaled $74.7 million and $14.0 million, and associated realized profits or losses on the derivative energy trading contract were not significant. There were no significant bulk commodity transactions reported on a net basis in 2003. As of December 31, 2005, we are party to certain commodity fair value hedges associated with bulk petroleum inventory. These hedges have a fair market value of $238,000 as of December 31, 2005 and are included in current liabilities. We have not used mark-to-market accounting for energy contracts that are not derivatives under SFAS No. 133 or carried associated product inventories at fair market value, and dealer profit or unrealized gains or losses at inception of energy trading contracts have not been recognized. We report the changes in fair value, and settlement gains or losses, of hedge contracts in other operating revenue. Net gains or losses on such hedges in 2005 or 2004 were not significant. Our amended Credit Facility increased the separate sub-limit for standby letters of

Speedway Motorsports, Inc. Annual Report on Form 10-K
35

credit to $75.0 million in anticipation of possible increases in our bulk petroleum business and other business transactions. As of December 31, 2005, we had outstanding standby letters of credit of approximately $52.0 million associated with bulk petroleum transactions.

Bulk petroleum transactions may involve concentrations of credit risk different from our motorsports operations. At December 31, 2005, we had credit risk concentration in receivables and inventories and certain inventory hedges associated with bulk petroleum sales and purchase transactions. Approximately $11.3 million or 29% of our total accounts receivable are due from a relatively small number of petroleum industry customers in Central America. Also, at December 31, 2005, bulk petroleum inventory products aggregating $19.7 million are located and managed by one vendor in Central America. We are pursuing sales arrangements whose ultimate selling prices are not finalized and associated inventory costs are expected to be substantially recovered upon resale in 2006. Realization of receivables and inventories are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness, current and future market demand, regional and global market and economic conditions, including geopolitical situations in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds, global petroleum product supply and demand, regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs, and other factors. Default on payment by one or more customers, or should inventory not be realized or recovered, could have a material adverse impact on our operating results.

Bulk petroleum transactions may continue to occur in the near future, and they may or may not be significant. While revenues could become significant, resulting profit margins could be affected by market and other factors such as transaction, unrecoverable and other operating costs, and could be less than those on existing operations. The accounting for bulk petroleum, including underlying hedge, transactions can be affected by many factors, including contract terms, title transfer, settlement timing, underlying hedge terms and other transactional terms or conditions. Future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis. Mark-to-market accounting may be used for certain hedges and bulk petroleum purchases or supply contracts may constitute an energy contract that is deemed a derivative under SFAS No. 133, depending on the underlying transactional terms and conditions. Also, future gains or losses on such contracts could be significant depending on fluctuations in market prices of the associated covered petroleum products and timing differences between maturities of hedges and sales of petroleum products. Depending on settlement timing and other transactional factors, accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods. At this time, management is unable to determine whether resulting revenues or profits or losses could be material. See Note 2 to the Consolidated Financial Statements for additional information on bulk petroleum transactions.

Non-Event Souvenir and Other Merchandising Revenues – Management intends to develop new merchandising opportunities, expand product offerings through electronic media promotional programming, and market racing and other sports-related souvenir merchandise and apparel with corporate customers and other third-party venues. Our other operating revenues may increase depending on, among other factors, the success of such efforts, the success of motorsports, particularly NASCAR’s NEXTEL Cup Series, and future market demand, trends and competition for our non-event products and outside venues. Our ability to compete successfully depends on a number of factors both within and outside management’s control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While our revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization.

2006 Earnings Guidance – In connection with our fourth quarter and full year 2005 earnings release, we provided full year 2006 guidance of $2.45-$2.55 per diluted share assuming current industry and economic trends continue, and excluding our 50% share of Motorsports Authentics joint venture operating results, changes in our non-core businesses, capital expenditures exceeding our current plans and other unforeseen factors.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Total Revenues for 2005 increased by $97.5 million, or 21.8%, over such revenues for 2004 due to the factors discussed below.

Admissions for 2005 increased by $20.6 million, or 13.2%, over such revenue for 2004. This increase is due primarily to TMS hosting new NASCAR NEXTEL Cup and Busch Series racing events in November 2005, and to continued growth in admissions at NASCAR-sanctioned racing events held at AMS, BMS, LVMS and TMS (April 2005). The increase is also due to IR hosting a new IRL racing event in 2005. The overall

Speedway Motorsports, Inc. Annual Report on Form 10-K
36

increase was partially offset by an IRL racing event held at TMS in 2004 that was not held in 2005.

Event Related Revenue for 2005 increased by $31.3 million, or 22.8%, over such revenue for 2004. This increase is due primarily to the new NASCAR NEXTEL Cup and Busch Series racing events held at TMS in 2005, and to increased sponsorship, display, luxury suite rentals, camping and other event related revenues associated with NASCAR-sanctioned racing events held in 2005. The increase is also due to current period revenues of JRG acquired in July 2005, to increased revenues associated with NHRA racing events and NASCAR ancillary broadcasting rights, and to a lesser extent, IR hosting a new IRL race in 2005.

NASCAR Broadcasting Revenue for 2005 increased by $30.9 million, or 28.1%, over such revenue for 2004. This increase is due primarily to the new NASCAR NEXTEL Cup and Busch Series racing events held at TMS in 2005, and to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in 2005.

Other Operating Revenue for 2005 increased by $14.7 million, or 34.4%, over such revenue for 2004. This increase is due primarily to bulk petroleum transactions and higher Legends Car revenues in 2005. The overall increase was partially offset by lower non-event merchandising revenues in the current period.

Direct Expense of Events for 2005 increased by $15.6 million, or 19.2%, over such expense for 2004. This increase is due to higher operating costs associated with the growth in admissions and other event related revenues at NASCAR-sanctioned racing events held in 2005, and to operating costs associated with current period revenues of JRG acquired in July 2005. The increase is also due to the new NASCAR NEXTEL Cup and Busch Series racing events held at TMS in 2005, to sanction fees and other operating costs associated with the new IRL race held at IR in 2005, and reflects new taxes on certain admission and other event related revenues and higher advertising costs in 2005. The overall increase was partially offset by sanction fees and other operating costs associated with the IRL racing event held at TMS in 2004 that was not held in 2005.

NASCAR Purse and Sanction Fees for 2005 increased by $17.8 million, or 22.7%, over such expense for 2004. This increase is due primarily to the new NASCAR NEXTEL Cup and Busch Series racing events held at TMS in 2005, and to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in 2005.

Other Direct Operating Expense for 2005 increased by $14.6 million or 38.7%, over such expense for 2004. This increase is due primarily to increased operating costs associated with bulk petroleum and higher Legends Car revenues, which were partially offset by decreased operating costs associated with lower non-event merchandising revenues in the current period.

General and Administrative Expense for 2005 increased by $8.1 million, or 12.5%, over such expense for 2004. This increase is due primarily to increased operating costs associated with growth and expansion of our speedways and operations, including increased property and other taxes, compensation and utilities. The increase also reflects increased administrative costs associated with the new NASCAR NEXTEL Cup and Busch Series racing events held at TMS in 2005.

Depreciation and Amortization Expense for 2005 increased by $2.1 million, or 5.9%, over such expense for 2004. This increase is due primarily to increased depreciation expense from additions to property and equipment at our speedways and other facilities. The overall increase was partially offset from ceasing depreciation of property and equipment damaged by a tornado that struck AMS in July 2005, with depreciation of new and restored assets commencing when placed in service.

Interest Expense, Net for 2005 was $21.9 million compared to $19.9 million for 2004. This increase is due primarily to the $100.0 million add-on offering to the $230.0 million 6 3/4% Senior Subordinated Notes in July 2004, to increased average interest rates on borrowings under the bank revolving credit facility and term loan, and to a lesser extent, lower capitalized interest during 2005. The overall increase was partially offset by increased interest income earned on higher average invested cash balances during 2005.

AMS Insurance Recovery Gain of $8.8 million for 2005 represents a pre-tax gain related to the resolution of insurance recoveries and damaged property and equipment claims associated with the tornado that struck AMS in July 2005. Restoration progressed sufficiently to allow AMS to conduct its NASCAR NEXTEL Cup Series and other races as scheduled in October 2005. Settlement of insurance claims was substantially completed in the fourth quarter 2005, and a gain from insurance recoveries upon final resolution of insurance claims was recognized net of a loss on damaged property and equipment. The fourth quarter 2005 gain of $8.8 million, before income taxes of $3.4 million, increased basic and diluted earnings per share by $0.12. See Note 2 to the Consolidated Financial Statements for additional information.

Speedway Motorsports, Inc. Annual Report on Form 10-K
37

Ferko Litigation Settlement of $11.8 million for 2004 represents a charge to earnings for litigation and related settlement expenses associated with a settlement agreement between SMI, NASCAR and ISC to resolve a lawsuit filed by Francis Ferko, as a shareholder of SMI, against NASCAR and ISC. The Company was named as a necessary party to the lawsuit, since the lawsuit was brought on behalf of the Company by a shareholder. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on behalf of SMI. The third quarter 2004 charge of $11.8 million, before income taxes of $4.5 million, reduced basic and diluted earnings per share 2004 by $0.16. See Note 2 to the Consolidated Financial Statements for additional information.

Other Income, Net for 2005 was $1.4 million compared to $2.8 million for 2004. The change reflects 2004 recovery of a $2.4 million pre-tax charge to earnings previously recorded in 2002 for litigation associated with BMS. This recovery was recorded based on 2004 court reversal of the 2002 decision that awarded damages and dismissal of claims against the Company upon successful appeal (see Note 2 to the Consolidated Financial Statements for additional information). The change also reflects a gain recognized on sale of land in 2004. The overall decrease was partially offset by gains recognized on sales of land in 2005, and current period recognition of previously deferred gain on the sale of certain land in 2004 that was being recognized into income using the installment method. The associated note receivable was collected in full in the first quarter 2005 resulting in gain recognition. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for 2005 was 38.5% and for 2004 was 38.3%.

Net Income for 2005 increased by $34.5 million, or 46.8%, over such income for 2004. This increase is due to the factors discussed above.

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

Other Operating Revenue for 2004 increased by $6.2 million, or 16.9%, over such revenue for 2003. This increase is due primarily to 2004 revenues of TSI acquired in August 2003, and to a lesser extent, an increase in Legends Car revenues. The overall increase was partially offset by lower Oil-Chem and non-event merchandising revenues in 2004.

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

Other Direct Operating Expense for 2004 increased by $5.3 million, or 16.5%, over such expense for 2003. This increase is due primarily to operating costs associated with 2004 revenues of TSI acquired in August 2003, and to a lesser extent, increased Legends Car revenues. The overall increase was partially offset by decreased advertising and other operating costs associated with lower Oil-Chem and non-event merchandising revenues in 2004.

General and Administrative Expense for 2004 increased by $6.5 million, or 11.0%, over such expense for 2003. This

Speedway Motorsports, Inc. Annual Report on Form 10-K
38

increase is due primarily to increased operating costs associated with growth and expansion of our speedways and operations, with TSI acquired in August 2003, and to increased professional fees associated with Sarbanes-Oxley Act Section 404 internal control over financial reporting compliance.

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

Net interim interest expense on debt redeemed represents interest expense incurred on the Former Senior Subordinated Notes between May 16, 2003, issuance date of the Senior Subordinated Notes, and June 15, 2003, redemption date of the Former Senior Subordinated Notes, net of interest income earned on associated invested proceeds during the interim period. The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required redemption notice to Former Senior Subordinated Note holders by the Company. See Note 6 to the Consolidated Financial Statements for additional information.

Ferko Litigation Settlement of $11.8 million for 2004 represents a charge to earnings for litigation and related settlement expenses associated with a settlement agreement between SMI, NASCAR and ISC to resolve a lawsuit filed by Francis Ferko, as a shareholder of SMI, against NASCAR and ISC. The Company was named as a necessary party to the lawsuit as it was brought on SMI’s behalf by a shareholder. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on SMI’s behalf. The 2004 charge of $11.8 million, before income taxes of $4.5 million, reduced basic and diluted earnings per share by $0.16. See Note 2 to the Consolidated Financial Statements for additional information.

Loss on Early Debt Redemption and Refinancing of $12.8 million for 2003 represents a charge associated with replacement of the former bank credit facility and issuance of the Senior Subordinated Notes in May 2003, and redemption of the Former Senior Subordinated Notes in June 2003 at 104.25% of par value. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and recognition of a previously deferred gain from a cash flow hedge interest rate swap termination payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $12.8 million, before income taxes of $5.0 million, were reflected as a charge to earnings in the second quarter 2003. The charge reduced basic and diluted earnings per share for 2003 by $0.18. See Note 6 to the Consolidated Financial Statements for additional information.

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

Other (Income) Expense, Net. Other income, net for 2004 was $2.8 million compared to other expense, net of $419,000 for 2003. The change results primarily from current period recovery of a $2.4 million pre-tax charge to earnings previously recorded in 2002 for litigation associated with BMS. This recovery was recorded based on recent court reversal of the 2002 decision that awarded damages and dismissal of claims against the Company upon successful appeal (see Note 2 to the Consolidated Financial Statements for additional information). This change is also due to a gain recognized on sale of land in 2004, and to recognizing a loss on disposal of equipment damaged at TMS in 2003. No such losses were recognized in 2004. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for 2004 was 38.3% and for 2003 was 39.6%. As further discussed in Note 8 to the Consolidated Financial Statements, the 2004 tax rate reflects decreased effective state income tax rates

Speedway Motorsports, Inc. Annual Report on Form 10-K
39

resulting primarily from 2004 reduction of previously recorded valuation allowances in 2003 against deferred tax assets, associated with state net operating loss carryforwards, because management determined ultimate realization is more likely than not. The 2004 reduction was based principally on the anticipated future increase in taxable income resulting from the additional NASCAR NEXTEL Cup and Busch Series racing events at TMS.

Net Income for 2004 increased by $15.1 million, or 25.8%, over such income for 2003. This increase is due to the factors discussed above.

SEASONALITY AND QUARTERLY RESULTS

Our business has been, and is expected to remain, highly seasonal. We produce minimal operating income during our third quarter when we host only one major NASCAR race weekend. Concentration of racing events in any particular future quarter, and the growth in our operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business.

The quarterly information below shows excerpted results from our Quarterly Reports on Form 10-Q filed in the year ended December 31, 2005. See “Results of Operations – Racing Events” above for additional comparative information on our major NASCAR-sanctioned racing events held in 2005 and 2004, and scheduled to be held in 2006. Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Individual quarterly amounts may not be additive due to rounding.

	2005 (unaudited)					2004 (unaudited)
	(dollars in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$95,331	$216,176	$80,016	$152,545	$544,068	$122,174	$164,855	$69,715	$88,527	$446,519
AMS insurance recovery gain	–	–	–	(8,829)	(8,829)	–	–	–	–	–
Ferko litigation settlement	–	–	–	–	–	–	–	11,800	–	11,800
Total expenses and other	72,358	125,316	72,811	97,679	368,164	81,275	99,130	77,126	68,331	327,110
Net income	$14,036	$55,516	$4,402	$34,181	$108,135	$24,744	$39,868	$(4,498)	$13,540	$73,654
Basic earnings per share	$0.32	$1.26	$0.10	$0.78	$2.46	$0.58	$0.92	$(0.10)	$0.31	$1.70
Diluted earnings per share	$0.32	$1.26	$0.10	$0.77	$2.45	$0.57	$0.92	$(0.10)	$0.31	$1.69
Major NASCAR-sanctioned events	4	8	2	5	19	5	6	2	4	17

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. We expended significant amounts of cash in 2005 for our joint venture equity investment in Motorsports Authentics and for improvements and expansion at our speedway facilities. Significant changes in our financial condition and liquidity in 2005 resulted primarily from:

(1)	net cash provided by operations amounting to $134.5 million;

(2)	borrowings under long-term debt amounting to $3.2 million;

(3)	repurchases of common stock amounting to $10.3 million;

(4)	payment of an annual cash dividend amounting to $14.1 million;

(5)	cash received on exercise of common stock options amounting to $7.1 million:
(6)	cash outlays for equity investments in MA and acquisition of JRG amounting to $137.9 million;

(7)	cash received on repayments of notes and other receivables amounting to $7.0 million;

(8)	cash outlays for capital expenditures amounting to $96.6 million; and

(9)	insurance recovery proceeds net of expenditures for AMS tornado restoration amounting to $6.0 million.

Cash flows from operations in 2005 compared to 2004 reflect increases in bulk petroleum receivables and inventory in 2005 as more fully discussed in “Significant Recent Developments – Bulk Petroleum Transactions” above and recovery of certain other current assets upon resale in 2004.

In 2005, our available cash and cash equivalents decreased from investments in our Motorsports Authentics joint venture of approximately $134.9 million and from payments of approximately $18.7 million for accelerated income taxes

Speedway Motorsports, Inc. Annual Report on Form 10-K
40

under our tax method accounting change. At December 31, 2005, net noncurrent deferred tax liabilities totaled $186.5 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

As further discussed in Notes 2, 6, 8 and 9 to the Consolidated Financial Statements, we had the following contractual cash obligations and other commercial commitments as of December 31, 2005 (in thousands):

	Payments Due By Period
	Total	Current	1-3 Years	3-5 Years	Thereafter
Contractual Cash Obligations:(1)
Current liabilities, excluding current maturities of long-term debt, deferred race event income and accrued income taxes	$47,708	$47,708	–	–	–
Long-term debt, including current maturities(2)	430,235	4,847	$23,513	$71,875	$330,000
Income taxes payable(3)	89,536	33,886	55,650	–
Payable to affiliate	2,594	–	–	–	2,594
Other liabilities	1,314	–	–	1,314	–
Interest on fixed rate debt obligations(1)	164,278	22,275	44,550	44,550	52,903
Operating leases	3,569	1,235	1,459	545	330
Total Contractual Cash Obligations	$739,234	$109,951	$125,172	$118,284	$385,827

	Commitment Expiration By Period
	Total	Current	1-3 Years	3-5 Years	Thereafter
Other Commercial Commitments:
Letters of credit	$53,147	$53,147	–	–	–
Contingent guarantee obligations	12,500	2,500	$5,000	$5,000	–
Total Other Commercial Commitments	$65,647	$55,647	$5,000	$5,000	–

(1)	Contractual cash obligations above exclude: (a) interest payments under our floating rate Revolving Credit Facility and Term Loan which had outstanding borrowings aggregating $100.0 million and average interest rates of 4.7% as of December 31, 2005 (cash paid for interest, net of amounts capitalized, was approximately $26.8 million in 2005); (b) income taxes that may be paid in future years (cash paid for income taxes was approximately $47.8 million in 2005); (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs other than those discussed below in Item No. 3; and (d) capital expenditures that may be made although not under contract as of December 31, 2005 (cash paid for capital expenditures was approximately $96.6 million in 2005).
(2)	At December 31, 2005, includes required quarterly principal payments under the Term Loan aggregating: $4.7 million in 2006, $10.9 million in 2007, $12.5 million in 2008, $17.2 million in 2009 and $4.7 million in 2010.
(3)	Reflects current and noncurrent income taxes payable as of December 31, 2005, including accelerated amounts as more fully described above in “Significant Recent Developments – Income Taxes”.

FUTURE LIQUIDITY.  At December 31, 2005, our cash and cash equivalents totaled $117.9 million and short-term investments totaled $3.0 million, and we had $50.0 million in outstanding borrowings under the $250.0 million Revolving Credit Facility. At December 31, 2005, we had availability for borrowing up to an additional $146.9 million, including up to an additional $21.9 in standby letters of credit, under our Credit Facility. We anticipate that cash from operations and funds available through the Credit Facility will be sufficient to meet our operating needs at least through 2006, including estimated planned capital expenditures, additional repurchases of common stock if any, income tax liabilities, payment of future dividends, if any, that may be declared, and any additional investments in or loans to our Motorsports Authentics joint venture. Based upon anticipated future growth and financing requirements, we may, from time to time, engage in additional financing of a character and in amounts to be determined. We may, from time to time, redeem or retire our debt securities, and purchase our debt and equity securities, depending on liquidity, prevailing market conditions, and such factors as permissibility under the Credit Facility and Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility and the Senior Subordinated Notes agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. While we expect to continue to generate positive cash flows from our existing speedway operations, and have generally experienced

Speedway Motorsports, Inc. Annual Report on Form 10-K
41

improvement in our financial condition, liquidity and credit availability, additional liquidity and other resources could be needed to fund continued growth, including the continued expansion and improvement of our speedways, other facilities and ancillary businesses.

Credit Facility – Our Credit Facility, executed in May 2003 and since amended, consists of a senior revolving facility (the “Revolving Facility”) and term loan (the “Term Loan”) provided by a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility provides for: (i) borrowings in an aggregate principal amount of up to $250.0 million, and includes separate sub-limits of $10.0 million for borrowings under 15-day swing line loans and $75.0 million for standby letters of credit; (ii) maturing March 2010; (iii) allowable annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, increasing up to $150.0 million subject to maintaining certain financial covenants; (iv) annual capital expenditures are limited to $80.0 million, plus up to an additional $150.0 million for certain specified capital expenditures during the two-year period of fiscal 2005 and 2006; (v) allowing us to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of our consolidated net worth at the immediately preceding fiscal year end; and (vi) allowing us to consummate other acquisitions consistent with our business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the Credit Facility term. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the Credit Facility, subject to certain conditions on the date borrowed. The Term Loan, initially in the aggregate principal amount of $50.0 million, is being amortized by quarterly payments commencing in 2006 through final maturity in 2010. The Credit Facility contains a number of affirmative and negative financial covenants. These financial covenants require us to maintain certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), funded senior debt to EBITDA and earnings before interest and taxes (“EBIT”) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, making specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, sales of assets, and the incurrence of debt. Indebtedness under the Credit Facility is guaranteed by all operative Company subsidiaries except Oil-Chem (the “Guarantors”), and is secured by a pledge of all the capital stock and limited liability company interests, as the case may be, of the Guarantors. See Note 6 to the Consolidated Financial Statements for additional information.

Senior Subordinated Notes – The Senior Subordinated Notes mature on June 1, 2013 and interest is paid semi-annually June 1 and December 1. On or after June 1, 2008, we may redeem some or all of the Senior Subordinated Notes at any time at annually declining redemption premiums. On or before June 1, 2006, we may redeem up to 35% of the Senior Subordinated Notes with the proceeds from certain equity offerings at a redemption premium. In the event of a change of control, we must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest. The Indenture governing the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”), among other things, restricts our ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with affiliates; merge or consolidate; sell equity interests of subsidiaries; and sell, assign, transfer, lease, convey, or dispose of assets. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes Indenture and the Credit Facility agreement contain cross-default provisions. See Note 6 to the Consolidated Financial Statements for additional information.

CAPITAL EXPENDITURES

Management believes significant growth in our revenues depends, in part, on consistent investment in facilities. As such, we expect to continue to make substantial capital improvements in our facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

2006 Projects – At December 31, 2005, we had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at our speedways. Similar to prior years, we continue to expand concessions, camping, restrooms and other fan amenities at certain facilities. In 2005, LVMS began construction of approximately 16,000 new permanent grandstand seats for a net increase of approximately 11,000, that was completed in March 2006. In 2006, AMS plans to begin construction of approximately 12,000 new premium front-stretch and club-style permanent seats. We plan to renovate and modernize certain infield garages, media centers, scoring towers and other facilities, resurface or modify the banking of certain speedways, and purchase additional land for expansion or development. We also plan to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at our speedways. In March 2006, the Company announced construction plans for a 126-unit condominium

Speedway Motorsports, Inc. Annual Report on Form 10-K
42

project at LVMS, which would include trackside office space, banquet facilities, spa and health club and other amenities. Commencement of construction is subject to governmental approval and permitting processes, which could materially affect the ultimate cost and timing of construction. See Item 2.- “Properties” above for additional information.

2005 Projects — In 2005, BMS completed construction of new luxury speedway suites and new permanent dragway seats. Similar to prior years, we continued to expand concessions, camping, restrooms and other fan amenities for the convenience, comfort and enjoyment of fans at several of our speedways. We also continued to improve and expand on-site roads and available parking, reconfigured traffic patterns and entrances to ease congestion and improve traffic flow, and enhanced “SAFER” crash walls at several of our speedways and purchased certain land for expansion or development, and remodeled the dining and entertainment facilities at The Speedway Club at LMS. AMS speedway facilities were restored, improved and modernized after the tornado that struck in July 2005.

The estimated aggregate cost of capital expenditures in 2006 is approximately $75.0 to $85.0 million. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our facilities, including:

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

We also continually evaluate new opportunities that will add value for our stockholders, including the acquisition and construction of new speedway facilities, the expansion and development of our existing bulk petroleum business, Legends Cars and Oil-Chem products and markets, and the expansion into new and complementary businesses.

DIVIDENDS

Any decision concerning the payment of common stock dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 6 to the Consolidated Financial Statements, our Credit Facility allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, and increasable up to $150.0 million, subject to maintaining certain financial covenants. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. On October 10, 2005, the Company’s Board of Directors approved an annual cash dividend of $0.32 per share of common stock aggregating approximately $14.1 million payable on November 21, 2005 to shareholders of record as of November 8, 2005. The 2005 annual cash dividend was paid using available cash and cash investments.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, we had aggregate outstanding letters of credit of $53.1 million associated principally with bulk petroleum transactions and contingent guarantee obligations of $12.5 million as of December 31, 2005. As further described in “Significant Recent Developments” above, our amended Credit Facility increased the separate sub-limit for standby letters of credit to $75.0 million in anticipation of possible increases in our bulk petroleum business and other business transactions. We presently do not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
43

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

Recoverability of Property and Equipment, Goodwill and Other Intangible Assets and Equity Investments in Associated Entities – As of December 31, 2005, we have net property and equipment of $979.7 million, net goodwill and other intangible assets of $159.9 million and equity investments in associated entities of $136.8 million. As described in Note 2 to the Consolidated Financial Statements, we periodically evaluate long-lived assets for possible impairment based on expected future undiscounted operating cash flows and profitability attributable to such assets or when indications of possible impairment occur. The evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. While we believe no impairment exists at December 31, 2005, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our financial condition or future results of operations. NASCAR has announced it would consider potential track realignment of NEXTEL Cup Series racing events to desirable, potentially more profitable market venues of speedway operators. While relocation of any NEXTEL Cup event among our speedways we now or may own in the future could result in a net increase in our future operating profitability, long-lived assets of a speedway from where a NEXTEL Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our financial condition or future results of operations.

As described in Note 1 to the Consolidated Financial Statements, equity investments in associated entities consist primarily of our 50% owned joint venture Motorsports Authentics, whose operations are presently comprised of Action and Team Caliber. As described in Note 2 to the Consolidated Financial Statements, we use the equity method of accounting for this joint venture. MA has a November 30 fiscal year end that we adopted for reporting our share of MA’s operating results so that reporting periods coincide. We record our 50% share of MA’s net income or loss based on their most recent quarterly financial statements. Our 50% share of operating results of Motorsports Authentics (including the operations of Action since its acquisition in December 2005) for its fiscal year ending November 30, 2006 will be included in our fiscal 2006 consolidated statement of income. Our investment in MA is sizable and our share of future associated profits or losses may or may not be significant. Resulting profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s NEXTEL Cup Series, competition for Action and Team Caliber products, and the success of Action and Team Caliber management in achieving sustained profitably and successful integration. Their ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. There may be increases in our investment in these associated entities, including additional equity contributions or loans to MA. The carrying value of these equity investments could become impaired for changes in profitability, operating cash flows, market, economic conditions, and other factors that could adversely impact their recovery.

Depreciable and Amortizable Lives for Property and Equipment and Intangible Assets – Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets. We have net property and equipment of $979.7 million and net amortizable intangible assets of $3.0 million as of December 31, 2005. See Notes 2 and 4 to the Consolidated Financial Statements for additional information on our property and equipment, other intangible assets and estimated useful lives. As of December 31, 2005, we have nonamortizable intangible assets of $98.8 million and goodwill of $58.1 million for race event sanctioning and renewal agreements that are considered to have indefinite useful lives because their renewal and cash flow generation is expected to continue indefinitely. Useful lives are estimated based on outside cost segregation and valuation studies conducted on purchased or constructed speedway property and equipment and purchased intangible assets, historical experience, intended use, condition, available information for comparable assets, and other factors and assumptions existing at the time of evaluation. We periodically review the estimated useful lives we use to record depreciation and amortization expense, and believe such estimated useful lives are appropriate and no changes are expected at this time. We also periodically review whether non-amortization of goodwill and other intangible assets

Speedway Motorsports, Inc. Annual Report on Form 10-K
44

remains appropriate, and believe such non-amortization is appropriate and no changes are expected at this time. However, because we have a material investment in depreciable property and equipment and intangible assets, changes in depreciable and amortizable lives, should they occur, could have a significant impact on our financial condition or future results of operations.

Revenue Recognition For Our Racing Events – We recognize admissions, NASCAR broadcasting and other event related revenues when an event is held. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanctioning fees remitted to NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (i) generally advance revenue is refundable and (ii) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. We believe this accounting policy results in appropriate recognition and matching of revenues and expenses associated with our racing events and helps ensure comparability and consistency between our financial statements. We believe our revenue recognition polices follow the guidance issued in SAB No. 101 “Revenue Recognition in Financial Statements”.

Revenue Recognition For Bulk Petroleum Transactions – As further discussed in “Significant Recent Developments – Bulk Petroleum Transactions” above, from time to time, we are engaged in the purchase and sale of bulk petroleum and related products and commodity transactions. We also enter into commodity hedges associated with petroleum products and utilize letters of credit for the purchase and sale of bulk petroleum products. Gross revenues and product and associated operating costs from bulk petroleum transactions are included in other operating revenue and other direct operating expense, respectively. We have profit and loss sharing arrangements with certain entities on the purchasing and selling of specified bulk petroleum products, under which we generally share 30% to 50% of the profits and losses on the sale of specified products. We evaluate the underlying transactional terms and conditions, along with associated accounting guidance, in determining whether revenues, costs, and operating profits or losses, including changes in the fair value of commodity hedges and shared profits and losses, from bulk petroleum transactions should be reported on a gross or net basis. We have a contract to supply petroleum products that is considered an energy supply contract and is treated as a derivative under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. We estimate the fair value of this derivative contract based on a pricing model using Nymex and gulf market prices. We report the changes in fair value, and settlement gains or losses, of hedge contracts in other operating revenue. Operating profits or losses associated with such contract are reported on a net basis in other operating revenue.

The accounting for bulk petroleum, including underlying hedge, transactions can be affected by many factors, including contract terms, title transfer, settlement timing, underlying hedge terms and other transactional terms or conditions. Depending on transactional terms and conditions, future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis. Mark-to-market accounting may be used for certain hedges and bulk petroleum purchases or supply contracts if deemed to be derivatives under SFAS No. 133. Depending on settlement timing and other transactional factors, accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods. See “Significant Recent Developments—Bulk Petroleum Transactions” above, “Realization of Receivables and Inventories” below, and Note 2 to the Consolidated Financial Statements for additional information on bulk petroleum transactions.

Realization of Receivables and Inventories – We assess realization of accounts and notes receivable and inventories, including any need for allowances for doubtful accounts or inventories. We consider such factors, among other things, as customer creditworthiness, historical collection and sales experience for receivables, and current inventory levels, current and future market demand, and trends and conditions for inventories. The assessment is subjective and based on conditions, trends and assumptions existing at the time of evaluation, which are subject to changes in market and economic conditions, including changes or deterioration in customer financial condition or merchandising distribution and other factors, that might adversely impact realization. If revenues increase, there may be associated increases in receivables and inventory levels whose realization is subject to these same conditions and factors.

As further described “Significant Recent Developments – Bulk Petroleum Transactions” and “Risk Factors – Our bulk petroleum business incurs financial and operational risks different from those of our other operations” above, bulk petroleum transactions may involve factors and considerations with respect to the realization of receivables and inventories that are different from our motorsports operations.

Speedway Motorsports, Inc. Annual Report on Form 10-K
45

Income Taxes – We recognize deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at amounts reported in the financial statements. Our accounting for income taxes reflects our assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. At December 31, 2005, net deferred tax liabilities totaled $186.5 million, after reduction for net deferred tax assets of $14.2 million. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. A valuation allowance of $1.7 million is provided against deferred tax assets as of December 31, 2005. Management has assessed the deferred tax assets, after reduction for the valuation allowance, and believes realization is more likely than not. However, changes in tax laws, assumptions or estimates used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our financial condition or future results of operations.

As further discussed in “Significant Recent Developments – Income Taxes” above and in Note 8 to the Consolidated Financial Statements, we have significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on our property and equipment for tax reporting purposes. In evaluating the potential effects of a July 2005 IRS published tax advice memorandum, we filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce our tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. As of December 31, 2005, the change resulted in reclassifying noncurrent deferred income taxes of approximately $18.7 million to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $83.5 million in 2006 through 2008. Accelerated taxes of approximately $18.7 million were paid in 2005, after using alternative minimum tax credit carryforwards of approximately $9.1 million. We believe our use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. We believe the filing of the change in tax accounting method is the best course of action to minimize costs and uncertainty. We anticipate that cash and cash equivalents and cash flow from operations will be sufficient to fund these payments. We believe we have sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over long periods. As such, management does not believe the tax accounting change will have a material adverse effect on our financial position or future results of operations.

Accounting for Stock Based-Compensation – As of December 31, 2005, we continued to account for stock-based employee compensation using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” which recognizes compensation cost based on the intrinsic value of equity instruments awarded as permitted under SFAS No. 123 “Accounting for Stock-Based Compensation”. As all stock options granted under our stock option plans have exercise prices equal to the market value of the underlying common stock at grant date, no compensation cost has been reflected in net income for these plans. As further described in Note 2 to the Consolidated Financial Statements, we currently disclose the pro forma effect on net income and earnings per share based on compensation cost for stock options and the employee stock purchase plan determined using fair value.

As further described below in “Recently Issued Accounting Standards”, SFAS No. 123R “Shared-Based Payment” was issued in December 2004 and requires, among other things, recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period. SFAS No. 123R applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date, and is effective for us beginning January 1, 2006. As further described in Note 11 to the Consolidated Financial Statements, effective October 19, 2005, our Board of Directors approved the accelerated vesting of all then outstanding, unvested stock options granted under our 1994 Stock Option Plan and 2004 Stock Inventive Plan. This accelerated vesting is expected to reduce non-cash compensation expense that would have been recorded in future periods following application of SFAS No. 123R. We have elected the modified prospective method of transitioning to SFAS No. 123R, and in 2006 will begin recognizing compensation expense related to future stock option and other share-based compensation grants, including immediate recognition for grantees who are retirement-eligible rather than ratably over the vesting period regardless of retirement-eligibility. The effect of adopting SFAS No. 123R,

Speedway Motorsports, Inc. Annual Report on Form 10-K
46

depending on numerous factors including, among others, market conditions and prices for our common stock, the number and vesting periods of options granted, exercised or cancelled, or the sensitivity and fluctuation in assumptions used in valuation methods, could have a material adverse effect on our future financial condition or results of operations.

Legal Proceedings and Contingencies – As discussed above in “Legal Proceedings” and Note 9 to the Consolidated Financial Statements, we are involved in various legal matters and intend to continue to defend ourselves in existing legal actions in fiscal 2006. We use a combination of insurance and self-insurance to manage various risks associated with our speedways, other properties and motorsports events, and other business risks. We accrue a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on litigation matters, outside insurance administrators and consultants for insured and self-insured claims, along with historical trends, assumptions and other information available at the time of assessment. We believe amounts requiring accrual are properly reflected in the accompanying financial statements. We do not believe the outcome of the lawsuits, incidents or other legal or business risk matters, will have a material adverse effect on our financial position or future results of operations. However, new or changes in pending or threatened legal action or claims against us, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and our financial condition or future results of operations.

Segment Disclosures – We periodically evaluate the possible effects of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” on our financial statement disclosures. Our motorsports related operations: (1) comprise one operating segment and encompass all admissions, event related, NASCAR broadcasting, and other motorsports related souvenir merchandising operating revenues and associated expenses, and joint venture equity investee earnings or losses associated with motorsports merchandising; (2) encompass similar types and classes of customers and similar methods for providing or distributing motorsports related services, souvenirs and other merchandise; and (3) include all revenues and expenses associated with motorsports events and related promotional and merchandising activities conducted at Company and non-Company speedways. Other Company operations are comprised of non-motorsports and non-event related merchandising activities, principally for bulk petroleum transactions and micro-lubricant, that are not significant relative to those of our motorsports related operations. As such, we believe we have only one reportable segment.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2004, SFAS No. 123R “Shared-Based Payment” was issued which, among other things, establishes standards for the accounting for transactions where entities exchange their equity instruments for goods or services and focuses primarily on accounting for transactions where entities obtain employee services in share-based payment transactions. SFAS No. 123R: (i) generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period; (ii) applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date; and (iii) is effective for us as of the beginning of our first quarter 2006. We have elected the modified prospective method of transitioning to SFAS No. 123R, and in 2006 will begin recognizing compensation expense related to future stock option and other share-based compensation grants, including immediate recognition for grantees who are retirement-eligible rather than ratably over the vesting period regardless of retirement-eligibility. As further presented in Note 2 to the Consolidated Financial Statements “Stock-Based Compensation and Formula Stock Option Plan”, we have applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB No. 123” whereby the pro forma effect on net income and earnings per share is presented based on compensation cost for stock options and the Employee Stock Purchase Plan determined using the fair value recognition provisions of FASB No. 123.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
47

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

In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” which, among other things, requires that leasehold improvements acquired in a business combination or purchase, subsequent to the inception of the lease, should be amortized over the lesser of their useful life or the lease term that includes reasonably assured lease renewals as determined on the acquisition date of the leasehold improvement. EITF No. 05-6 is effective on a prospective basis for subsequently acquired leasehold improvements purchased or acquired in periods beginning after the FASB’s ratification on June 29, 2005. At this time, EITF No. 05-6 is not expected to significantly impact our financial statements or future results of operations.

In February 2006, SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” was issued which, among other things, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. At this time, adoption of SFAS No. 155 is not expected to significantly impact our financial statements or future results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – Our Company’s financial instruments with interest rate risk exposure consist of cash and cash investments, notes receivable, bank revolving credit facility borrowings and the term loan under the Credit Facility, and an interest rate swap agreement that are sensitive to changes in interest rates. A change in interest rates of one percent on floating notes receivable and debt balances outstanding at December 31, 2005, excluding the interest rate swap, would cause an approximate change in annual interest income of $114,000 and annual interest expense of $1.0 million.

As discussed in Note 6 to the Consolidated Financial Statements, we use interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. We presently have one interest rate swap transaction that is designated as a cash flow hedge of underlying variable rate debt obligations. Prior to June 2005, we also had a fair value hedge interest rate swap transaction with a financial institution that provided fixed interest rate features on certain variable rate term loan obligations. In June 2005, we terminated the fair value hedge swap agreement that was settled with a $501,000 net payment to us.

The cash flow hedge swap agreement has notional amounts, interest payments and maturity dates that match the underlying debt. The swap has a principal notional amount of $50.0 million, provides for quarterly settlement and expires corresponding with the underlying hedged debt term. At December 31, 2005 and 2004, we have reflected net derivative assets for these hedges combined of approximately $1.1 million and $371,000, and $689,000 and $115,000 in accumulated other comprehensive income. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

As discussed in “Liquidity and Capital Resources” above and Note 6 to the Consolidated Financial Statements, our Credit Facility has a revolving credit facility overall borrowing limit of $250.0 million and separate sub-limits for 15-day swing line loans of $10.0 million and for standby letters of credit of $75.0 million.

Speedway Motorsports, Inc. Annual Report on Form 10-K
48

The table below presents the notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2005 and 2004 (in thousands):

	Carrying Value		Fair Value
	2005	2004	2005	2004	Maturity Dates
Floating rate notes receivable(1)	$11,419	$12,912	$11,419	$12,912	Due on demand
Floating rate revolving credit facility(2)(3)	50,000	50,000	50,000	50,000	March 2010
Floating rate bank term loan(2)(3)(4)	50,000	46,875	50,000	46,875	March 2010
6 3/4% Senior subordinated notes payable	330,000	330,000	332,000	346,500	June 2013

(1)	Notes receivable bear interest based principally at 1% over prime.

(2)	The weighted-average interest rate on borrowings under the Credit Facility was 4.7% in 2005 and 3.3% in 2004.

(3)	As discussed above, the Credit Facility amendment extended maturity to March 2010.

(4)	Term loan annual principal payments as scheduled at December 31, 2005 due as follows: $4.7 million in 2006, $10.9 million in 2007, $12.5 million in 2008, $17.2 million in 2009 and $4.7 million in 2010.

Equity Price Risk – We have marketable equity securities, all classified as “available for sale” which are included in other noncurrent assets. Such investments are subject to price risk, which we attempt to minimize generally through portfolio diversification. The table below presents the aggregate cost and fair market value of marketable equity securities as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Aggregate cost	$212	$212
Fair market value	204	227

Other Market Risk – As further described above in Note 2 to the Consolidated Financial Statements – “Bulk Petroleum Transactions”, as of December 31, 2005, we are party to certain commodity hedges associated with bulk petroleum inventory, that have a fair market value of $238,000. Counterparties for these commodity hedges are major financial institutions. As of December 31, 2005, we had aggregate outstanding standby letters of credit of $53.1 million associated principally with bulk petroleum transactions. As further described in “Liquidity and Capital Resources” above, we also had contingent guarantee obligations of $12.5 million as of December 31, 2005.

Speedway Motorsports, Inc. Annual Report on Form 10-K
49

Item 8. Financial Statements and Supplementary Data

Speedway Motorsports, Inc. Annual Report on Form 10-K
50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Speedway Motorsports, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Speedway Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Speedway Motorsports, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 15, 2006

Speedway Motorsports, Inc. Annual Report on Form 10-K
51

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 and 2004

(In thousands, except share amounts)

	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$117,888	$216,731
Short-term investments	3,022	—
Accounts and notes receivable	39,138	33,087
Prepaid income taxes (Note 8)	—	17,130
Inventories (Note 3)	34,556	17,574
Prepaid expenses and other current assets	4,165	3,503
Deferred income taxes (Note 8)	2,519	3,887

Total Current Assets	201,288	291,912

Notes and Other Receivables:
Affiliates (Note 9)	8,822	10,019
Other	2,597	2,893
Other Assets	25,296	25,502
Property and Equipment, Net (Note 4)	979,652	913,987
Equity Investments in Associated Entities (Notes 1 and 9)	136,842	1,551
Other Intangible Assets, Net (Notes 1 and 5)	101,797	101,912
Goodwill (Note 5)	58,132	54,454

Total	$1,514,426	$1,402,230

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 6)	$4,847	$9,594
Accounts payable	18,772	10,866
Deferred race event income, net	101,966	99,589
Accrued income taxes	6,061	—
Accrued interest	2,464	1,966
Accrued expenses and other liabilities	26,553	20,872

Total Current Liabilities	160,663	142,887
Long-term Debt (Note 6)	425,388	417,555
Payable to Affiliate (Note 9)	2,594	2,594
Deferred Income, Net	11,869	12,993
Deferred Income Taxes (Note 8)	186,450	190,796
Other Liabilities	1,314	2,080

Total Liabilities	788,278	768,905

Commitments and Contingencies (Notes 4, 6, 8 and 10)
Stockholders’ Equity (Notes 7 and 11):
Preferred Stock, $.10 par value, shares authorized—3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000, issued and outstanding—43,891,000 in 2005 and 43,887,000 in 2004	442	439
Additional Paid-in Capital	216,333	207,781
Retained Earnings	519,022	424,981
Accumulated Other Comprehensive Income	683	124
Treasury stock at cost, shares—283,000 in 2005 and none in 2004	(10,332)	—

Total Stockholders’ Equity	726,148	633,325

Total	$1,514,426	$1,402,230

See notes to consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
52

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(In thousands, except per share amounts)

	2005	2004	2003
Revenues (Note 9):
Admissions	$177,352	$156,718	$150,253
Event related revenue	168,359	137,074	127,055
NASCAR broadcasting revenue	140,956	110,016	90,682
Other operating revenue	57,401	42,711	36,539

Total Revenues	544,068	446,519	404,529

Expenses and Other (Note 9):
Direct expense of events	97,042	81,432	77,962
NASCAR purse and sanction fees	96,306	78,473	69,691
Other direct operating expense	52,227	37,662	32,325
General and administrative	73,281	65,152	58,698
Depreciation and amortization	37,607	35,524	33,894
Interest expense, net (Note 6)	21,890	19,886	20,816
AMS insurance recovery gain	(8,829)	—	—
Ferko litigation settlement	—	11,800	—
Loss on early debt redemption and refinancing (Note 6)	—	—	12,800
FTC refund claims settlement	—	—	1,154
Other (income) expense, net	(1,360)	(2,819)	419

Total Expenses and Other	368,164	327,110	307,759

Income Before Income Taxes	175,904	119,409	96,770
Provision For Income Taxes (Note 8)	(67,769)	(45,755)	(38,225)

Net Income	$108,135	$73,654	$58,545

Basic Earnings Per Share (Note 7)	$2.46	$1.70	$1.38

Weighted Average Shares Outstanding	43,908	43,342	42,517

Diluted Earnings Per Share (Note 7)	$2.45	$1.69	$1.37

Weighted Average Shares Outstanding	44,178	43,654	42,798

See notes to consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
53

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(In thousands)

			Accumulated
	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2003	42,307	$423	$171,414	$319,357	$(22)	—	$491,172
Net income	—	—	—	58,545	—	—	58,545
Fair market value adjustment to interest rate hedge, net of tax (Note 6)	—	—	—	—	6	—	6
Change in net unrealized gain on marketable equity securities, net of tax	—	—	—	—	11	—	11

Comprehensive income							58,562
Exercise of stock options (Note 11)	508	5	6,923	—	—	—	6,928
Tax benefit from exercise of stock options (Notes 8 and 11)	—	—	2,781	—	—	—	2,781
Issuance of stock under employee stock purchase plan (Note 11)	72	1	1,667	—	—	—	1,668
Cash dividends of $0.305 per share of common stock (Note 7)	—	—	—	(13,037)	—	—	(13,037)

Balance, December 31, 2003	42,887	429	182,785	364,865	(5)	—	548,074
Net income	—	—	—	73,654	—	—	73,654
Fair market value adjustment to interest rate hedge, net of tax (Note 6)	—	—	—	—	109	—	109
Change in net unrealized gain on marketable equity securities, net of tax	—	—	—	—	20	—	20

Comprehensive income							73,783
Exercise of stock options (note 11)	877	9	17,042	—	—	—	17,051
Tax benefit from exercise of stock options (Notes 8 and 11)	—	—	4,757	—	—	—	4,757
Issuance of stock under employee stock purchase plan (Note 11)	123	1	3,197	—	—	—	3,198
Cash dividends of $0.31 per share of common stock (Note 7)	—	—	—	(13,538)	—	—	(13,538)

Balance, December 31, 2004	43,887	439	207,781	424,981	124	—	633,325
Net income	—	—	—	108,135	—	—	108,135
Fair market value adjustment to interest rate hedge, net of tax (Note 6)	—	—	—	—	574	—	574
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	(15)	—	(15)

Comprehensive income							108,694
Exercise of stock options (Note 11)	287	3	7,079	—	—	—	7,082
Tax benefit from exercise of stock options (notes 8 and 11)	—	—	1,473	—	—	—	1,473
Cash dividends of $0.32 per share of common stock (Note 7)	—	—	—	(14,094)	—	—	(14,094)
Repurchases of common stock at cost (Note 7)	(283)	—	—	—	—	$(10,332)	(10,332)

Balance, December 31, 2005	43,891	$442	$216,333	$519,022	$683	$(10,332)	$726,148

See notes to consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
54

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$108,135	$73,654	$58,545
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of property and equipment	(2,049)	(925)	104
AMS insurance recovery gain	(8,829)	—	—
Loss on early debt redemption and refinancing	—	—	12,800
Depreciation and amortization	37,607	35,524	33,894
Amortization of deferred income	(1,393)	(1,236)	(1,909)
Deferred income tax provision	(3,884)	33,974	30,687
Tax benefit from exercise of stock options	1,473	4,757	2,781
Interest rate swap settlement receipt	501	—	—
Changes in operating assets and liabilities:
Short-term investments	(3,022)	—	—
Accounts and notes receivable	(10,554)	(680)	(3,165)
Prepaid and accrued income taxes	23,620	(11,087)	(7,939)
Inventories	(16,666)	1,152	(316)
Prepaid expenses and other current assets	(613)	13,205	(13,806)
Accounts payable	2,744	(2,513)	(6,322)
Deferred race event income	775	4,627	8,735
Accrued expenses and other liabilities	4,152	(305)	(6,207)
Deferred income	903	1,351	725
Other assets and liabilities	1,629	1,300	1,736

Net Cash Provided By Operating Activities	134,529	152,798	110,343

Cash flows from financing activities:
Borrowings under long-term debt	3,153	100,132	360,000
Principal payments on long-term debt	(181)	(13,350)	(360,166)
Payments of loan amendment costs, debt redemption premium and debt issuance costs	(1,319)	(2,085)	(19,788)
Dividend payments on common stock	(14,094)	(13,538)	(13,037)
Exercise of common stock options	7,082	17,051	6,928
Repurchases of common stock	(10,332)	—	—
Issuance of stock under employee stock purchase plan	—	3,198	1,668

Net Cash (Used) Provided By Financing Activities	(15,691)	91,408	(24,395)

Speedway Motorsports, Inc. Annual Report on Form 10-K
55

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from investing activities:
Capital expenditures	$(96,578)	$(62,537)	$(63,840)
Expenditures for AMS tornado damage restoration	(23,394)	—	—
Payments for business acquisitions and equity investments in associated entities	(137,884)	(100,539)	(2,975)
Proceeds from sales of property and equipment	4,677	1,110	1,428
Proceeds from insurance recovery for AMS tornado damage	29,400	—	—
Purchases of marketable equity securities and other investments	—	—	(355)
Proceeds from sales of marketable equity securities and other investments	—	—	325
Increase in notes and other receivables:
Affiliates	(472)	(427)	(574)
Other	(455)	(1,451)	(4,062)
Repayment of notes and other receivables:
Affiliates	1,669	1,497	5,939
Other	5,356	400	—

Net Cash Used By Investing Activities	(217,681)	(161,947)	(64,114)

Net (Decrease) Increase In Cash and Cash Equivalents	(98,843)	82,259	21,834
Cash and Cash Equivalents at Beginning of Year	216,731	134,472	112,638

Cash and Cash Equivalents at End of Year	$117,888	$216,731	$134,472

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$26,823	$21,908	$28,452
Cash paid for income taxes	47,817	27,363	17,976
Supplemental Non-cash Investing and Financing Activities Information (Note 1):
Increase (decrease) in accounts payable for capital expenditures	5,207	(1,707)	(3,793)
Land sale financed with note receivable	—	3,900	—
Net liabilities assumed for business acquisitions	654	—	4,087

See notes to consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
56

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation—The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries (SMI Properties), 600 Racing, Inc. (600 Racing), Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA LLC a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “six” speedways exclude NCS, where no National Association for Stock Car Auto Racing, Inc. (NASCAR)- sanctioned races are being held at this time.

Current Year Joint Venture Equity Investments (Note 2)—In August 2005, the Company and International Speedway Corporation (ISC) formed an equally-owned joint venture SMISC, LLC (SMISC) which operates independently as Motorsports Authentics (MA) to produce, market and sell motorsports licensed merchandise.

Team Caliber. In September 2005, Motorsports Authentics acquired certain tangible and intangible assets and operations of Team Caliber, Inc. from Roush Corporation d/b/a Roush Racing, and entered into a long-term license agreement with Roush Racing for exclusive and non-exclusive motorsports merchandise distribution for various racing drivers and teams in NASCAR’s NEXTEL Cup, Busch and Craftsman Truck Series. Team Caliber markets and distributes licensed motorsports merchandise, including die-cast replicas of motorsports vehicles, apparel, gifts and memorabilia through collectible, mass retail and trackside distribution channels. Financial terms of the acquisition were not material for presentation.

Action Performance. In December 2005, SMISC and an indirect subsidiary named Motorsports Authentics, Inc. purchased Action Performance Companies, Inc. (Action) for $13.00 per common share or approximately $245 million in cash plus transaction costs. Action is involved in the design, promotion, marketing and distribution of licensed merchandise with products including a broad range of motorsports related die-cast replica collectibles, apparel, gifts and other memorabilia, and has license agreements with many of the top NASCAR teams and drivers. Motorsports Authentics, Inc. merged with and into Action, with the surviving entity operated by Motorsports Authentics, Inc. The Company funded its share of the purchase price with available cash and cash equivalents.

At December 31, 2005, the operations of Motorsports Authentics are comprised of Action and Team Caliber. MA is presently finalizing the purchase allocations for Team Caliber and Action, including valuation of intangible assets acquired and liabilities assumed. The acquisitions were not significant individually or combined, therefore, pro forma financial information is not presented. As of December 31, 2005, presenting summarized financial information on assets, liabilities and operating results of the investees was not required.

Current Year Business Acquisition—In July 2005, the Company acquired certain tangible and intangible assets and operations of Jim Russell Group, Inc. (JRG) consisting principally of driving school and karting activities and replacement car parts sales. The acquisition expands the Company’s driving school and karting activities. The acquisition was not significant and, therefore, financial terms and pro forma financial information are not presented. The acquisition was accounted for using the purchase

Speedway Motorsports, Inc. Annual Report on Form 10-K
57

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

method, and the results of operations after acquisition are included in the Company’s consolidated statements of income. The purchase price was allocated to assets acquired and liabilities assumed at their estimated fair market values at acquisition date. The Company is presently finalizing this initial allocation, including valuation of intangible assets acquired. As such, the purchase price allocation is preliminary and major categories consist of $1,806,000 for property and equipment and $3,678,000 for goodwill (see Note 5). However, based on current information, management does not believe the final purchase price allocation will materially differ from that used in the accompanying December 31, 2005 consolidated balance sheet.

Description of Business—The Company is a promoter, marketer and sponsor of motorsports activities in the United States. As further described below, the Company principally owns and operates the following motorsports facilities: Atlanta Motor Speedway, Bristol Motor Speedway, Infineon Raceway, Las Vegas Motor Speedway, Lowe’s Motor Speedway and Texas Motor Speedway. The Company also provides event souvenir merchandising services, and food, beverage and hospitality catering services through its SMI Properties subsidiaries and Motorsports Authentics joint venture; provides radio programming, production and distribution through its Performance Racing Network subsidiary; develops electronic media promotional programming and distributes wholesale and retail racing and other sports related souvenir merchandise and apparel through its TSI subsidiary; and manufactures and distributes smaller-scale, modified racing cars and parts through its 600 Racing subsidiary.

AMS owns and operates a 1.54-mile lighted, banked, asphalt quad-oval superspeedway, and a 2.47-mile road course. AMS currently hosts two major NASCAR NEXTEL Cup Series events annually, one NASCAR-sanctioned Busch Series race, one International Race of Champions (IROC) race and two NASCAR-sanctioned Craftsman Truck Series races (one new for 2005), each preceding a NEXTEL Cup event. AMS also hosts motorsports related events such as auto, truck and motorcycle shows, as well as rents the racetrack throughout the year for driving schools, automobile testing and other activities. AMS has constructed 46 condominiums overlooking its speedway and is currently marketing two remaining unsold condominiums.

BMS owns and operates a one-half mile lighted, high-banked concrete oval speedway, and a one-quarter mile modern, lighted dragway. BMS currently hosts two major NASCAR NEXTEL Cup Series events annually, two Busch Series races, and one Craftsman Truck Series race, each preceding a NEXTEL Cup event. BMS also currently hosts an annual National Hot Rod Association (NHRA) sanctioned Nationals and other bracket racing events, as well as various auto shows.

IR owns and operates a modern 2.52-mile, twelve-turn asphalt road course, a one-quarter mile modern, lighted dragway, and a modern expansive industrial park. IR currently hosts one major NASCAR NEXTEL Cup Series racing event annually. IR also hosts one Indy Racing League Series (IRL) racing event (new for 2005), and annually hosts a NASCAR-sanctioned Southwest Series, a NHRA-sanctioned Nationals, as well as American Motorcycle Association (AMA) Series, and Sports Car Club of America (SCCA) racing events. IR also owns and operates an onsite Jim Russell Group driving school, including karting activities and replacement car parts sales. The racetrack is rented throughout the year by various organizations, including the SCCA, major automobile manufacturers, and other car clubs.

LVMS owns and operates a 1.5-mile lighted, asphalt quad-oval superspeedway, a one-quarter mile modern, lighted dragway, a 4/10-mile, modern, lighted dirt track, and several other on-site race tracks. LVMS currently hosts several annual NASCAR-sanctioned racing events, including a NEXTEL Cup Series, Busch Series, and Craftsman Truck Series, racing events. LVMS currently hosts two annual NHRA-

Speedway Motorsports, Inc. Annual Report on Form 10-K
58

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

sanctioned Nationals racing events, as well as other NHRA and bracket drag racing events. LVMS also annually promotes World of Outlaws (WOO), drag racing, and various other motorsports events at its on-site paved and dirt tracks. The racetrack is also rented throughout the year for motorsports related activities such as driving schools and automobile testing.

LMS owns and operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, a 2.25-mile road course, and several other on-site race tracks. LMS currently hosts three major NASCAR NEXTEL Cup Series events annually, two Busch Series and one Craftsman Truck Series race, each preceding a NEXTEL Cup event. LMS also hosts various other motorsports events throughout the year. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. LMS constructed 52 condominiums overlooking the main speedway, all of which have been sold. LMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Speedway Club, which generates rental, membership, catering and dining revenues.

TMS operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, and a 2.48-mile road course. TMS currently hosts two major NASCAR NEXTEL Cup events annually (one new for 2005), each preceded by a Busch Series race. TMS also promotes two Craftsman Truck Series racing events, as well as one IRL Series and one IROC, among other racing events. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. TMS has constructed 76 condominiums overlooking the speedway, 70 of which have been sold or contracted for sale as of December 31, 2005. TMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Texas Motor Speedway Club, which generates rental, membership, catering and dining revenues.

NCS owns and operates a 1.0-mile banked, asphalt oval speedway located on approximately 240 acres in Rockingham, North Carolina. NCS operations presently consist principally of track rentals. Management’s plans or intentions with respect to other future use or operations of NCS have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in 2006 or beyond.

SMI Properties provides event souvenir merchandising services, and receives commissions for food, beverage and hospitality catering services provided by the Levy Group to the Company’s six speedways and other third party sports-oriented venues (see “Long-Term Management Contract and Asset Sale” below). SMI Properties also provides screenprinting and embroidery services and is a distributor of wholesale and retail apparel.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
59

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Motorsports Authentics Joint Venture Equity Investment—As further described in “Current Year Joint Venture Equity Investments” above, the Company and ISC equally own a joint venture, operating independently under the name Motorsports Authentics, to produce, market and sell motorsports licensed merchandise.

Long-Term Management Contract and Asset Sale—Certain Company subsidiaries and Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) executed a long-term food and beverage management agreement and an asset purchase agreement. The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s six speedways and other outside venues. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The management contract period is initially ten years with a renewal option for an additional ten-year period.

Racing Events—As further described in Note 2, the Company derives a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue. In 2005, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 NEXTEL Cup and eight Busch Series racing events, two IRL racing events, seven NASCAR Craftsman Truck Series racing events, two IROC racing events, four major NHRA racing events, one CCWS racing event, and two WOO racing events. The 19 major NASCAR sanctioned races held in 2005 include the additional NEXTEL Cup and Busch Series races at TMS that began November 2005.

In 2004, the Company held 17 major annual racing events sanctioned by NASCAR, including 10 NEXTEL Cup and seven Busch Series racing events; two IRL racing events, six NASCAR Craftsman Truck Series racing events, one CCWS racing event, two IROC racing events, four major NHRA racing events, and three WOO racing events. In 2003, the Company held 17 major NASCAR-sanctioned racing events, two IRL racing events, five NASCAR Craftsman Truck Series racing events, four major NHRA racing events, and five WOO racing events.

The more significant racing schedule changes that have occurred between the last three years include the following:

•	AMS hosted a new NASCAR Craftsman Truck Series race in 2005.

•	IR hosted a new IRL racing event in 2005.

•	TMS hosted new NASCAR NEXTEL Cup and Busch Series racing events in 2005.

•	AMS hosted a new NASCAR Craftsman Truck Series event in 2004.

•	LVMS hosted a new CCWS event in 2004.

Speedway Motorsports, Inc. Annual Report on Form 10-K
60

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

•	TMS hosted an IRL racing event in 2004 that was not held in 2005.

•	BMS hosted a new NASCAR Craftsman Truck Series event in 2003.

•	LMS hosted a new NASCAR Craftsman Truck Series event in 2003.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—All significant intercompany accounts and transactions have been eliminated in consolidation.

Joint Venture Equity Investments—The equity method is used to account for investments in joint ventures and other associated entities in which the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%. As further described in Note 1, the Company’s 50% owned joint venture Motorsports Authentics is comprised of Action and Team Caliber. MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results so that reporting periods coincide. The Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements. The Company’s share of operating results of MA, including Team Caliber after acquisition, through November 30, 2005 are included in the Company’s 2005 consolidated statement of income and were not significant. The Company’s 50% share of MA’s operating results (including the operations of Action after acquisition in December 2005) for its fiscal year ending November 30, 2006 will be included in the Company’s fiscal 2006 consolidated statement of income.

Revenue and Expense Recognition—The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, driving school and karting revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes TSI, MBM and certain SMI Properties merchandising revenues, bulk petroleum transactions reported individually as gross revenue or on a net profit or loss basis, Legends Car and parts sales, The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”) revenues, Oil-Chem revenues, and industrial park and office tower rentals. The Company’s share of joint venture equity investee profits or losses since August 2005 formation were not significant and are included in “other income”.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school and karting revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of TSI, MBM and certain SMI Properties merchandising, gross bulk petroleum, Legends Car, Speedway Clubs, Oil-Chem, and industrial park rental revenues.

Speedway Motorsports, Inc. Annual Report on Form 10-K
61

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Bulk Petroleum Transactions—The Company, from time to time, is engaged in the purchase and sale of bulk petroleum and related products and commodity transactions with companies who conduct business in the United States and certain foreign countries. The Company also enters into commodity hedges associated with petroleum products and utilizes letters of credit issued by recognized domestic and foreign financial institutions for the purchase and sale of bulk petroleum products. The Company also has profit and loss sharing arrangements with certain entities on the purchasing and selling of specified bulk petroleum products. The Company generally shares 30% to 50% of the profits and losses on the sale of specified products. Purchases, sales, commodity hedges and letters of credit hereafter are collectively associated with or refer to “bulk petroleum transactions”. The Company evaluates the underlying transactional terms and conditions, along with associated accounting guidance, in determining whether revenues, costs, and operating profits or losses, including changes in the fair value of commodity hedges and shared profits and losses, from bulk petroleum transactions should be reported on a gross or net basis. Gross revenues and product and associated operating costs from bulk petroleum transactions are included in other operating revenue and other direct operating expense, respectively. The Company has a contract to supply petroleum products that is considered an energy supply contract, which expires June 30, 2006, and is treated as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The Company estimated the fair value of this derivative contract based on a pricing model using Nymex and gulf market prices, and determined that its fair value was not significant as of December 31, 2005 or 2004. Operating profits or losses associated with the trading contract are reported on a net basis in other operating revenue.

For bulk petroleum transactions reported on a gross basis during 2005, revenues totaled $14,086,000. There were no bulk petroleum transactions reported on a gross basis in 2004 or 2003. For bulk commodity transactions reported on a net basis for 2005 and 2004, associated billings totaled $74,697,000 and $14,030,000, and associated realized profits or losses on the derivative energy trading contract were not

Speedway Motorsports, Inc. Annual Report on Form 10-K
62

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

significant. There were no significant bulk commodity transactions reported on a net basis in 2003. As of December 31, 2005, the Company is party to certain commodity fair value hedges associated with bulk petroleum inventory. These hedges have a fair market value of $238,000 as of December 31, 2005 and are included in current liabilities. The Company reports the changes in fair value, and settlement gains or losses, of hedge contracts in other operating revenue. Net gains or losses on such hedges in 2005 or 2004 were not significant.

Revenue Composition—The Company’s revenues for the three years ended December 31, 2005 are comprised of the following (in thousands):

	2005	2004	2003
Admissions	$177,352	$156,718	$150,253
NASCAR broadcasting revenue	140,956	110,016	90,682

Sponsorship revenue	53,362	43,802	39,388
Event related merchandise revenue	18,451	17,958	18,040
Other event related revenue	96,546	75,314	69,627

Total event related revenue	168,359	137,074	127,055

Non-motorsports product revenue	19,221	4,667	11,227
Non-event related merchandise revenue	29,766	30,057	17,672
Other revenue	8,414	7,987	7,640

Total other operating revenue	57,401	42,711	36,539

Total	$544,068	$446,519	$404,529

“Event related merchandise revenue” consists principally of SMI Properties and SMI Trackside revenues from sales of owned souvenir merchandise during racing and non-racing events and in speedway gift shops. “Other event related revenue” consists principally of commissioned food, beverage and souvenir sales, luxury suite rentals, and promotional and hospitality revenues during racing and non-racing events, track rentals, driving school and karting revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “Non-motorsports product revenue” consists principally of revenues from bulk petroleum product transactions and Oil-Chem product sales. “Non-event related merchandise revenue” consists principally of revenues from TSI, certain SMI Properties and MBM sales of racing and other sports related souvenir merchandise and from Legends Car operations. “Other Revenue” consists principally of revenues from the Speedway Clubs, industrial park and office tower rentals, and 600 Racing as the sanctioning body for Legends Car Circuit races.

Naming Rights—The Company presently has two ten-year naming rights agreements that renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway. Combined gross fees aggregating approximately $69,000,000 are receivable over the ten-year agreement terms that commenced in 2002 for IR and 1999 for LMS. Annual contracted fee revenues, and associated expenses, are recognized as associated events are held each year in accordance with the respective agreement terms.

Food and Beverage Management Agreement—The long-term Levy Group food and beverage management agreement (see Note 1) provides for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The Company’s

Speedway Motorsports, Inc. Annual Report on Form 10-K
63

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

commission based net revenues associated with activities provided by the Levy Group are reported in event related revenue or other operating revenue depending on the venue at which provided.

Recently Issued Accounting Standards—In November 2004, SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4” was issued as a result of the FASB’s broader efforts to promote convergence of international accounting standards and, among other things, clarifies abnormal amounts of idle facility expense, freight, handling costs and wasted materials, and requires allocation of fixed production overhead to inventory based on normal capacity of production facilities. SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. At this time, adoption of SFAS No. 151 is not expected to significantly impact the Company’s financial statements or future results of operations.

In December 2004, SFAS No. 123R “Shared-Based Payment” was issued which, among other things, establishes standards for the accounting for transactions where entities exchange their equity instruments for goods or services and focuses primarily on accounting for transactions where entities obtain employee services in share-based payment transactions. SFAS No. 123R: (i) generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period; (ii) applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date; and (iii) is effective for the Company beginning January 1, 2006. The Company has elected the modified prospective method of transitioning to SFAS No. 123R, and in 2006 will begin recognizing compensation expense related to future stock option and other share-based compensation grants, including immediate recognition for grantees who are retirement-eligible rather than ratably over the vesting period regardless of retirement-eligibility. As further presented below, the Company has applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB No. 123” whereby the pro forma effect on net income and earnings per share is presented based on compensation cost for stock options and the Employee Stock Purchase Plan determined using the fair value recognition provisions of FASB No. 123.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
64

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

in periods beginning after the FASB’s ratification on June 29, 2005. At this time, EITF No. 05-6 is not expected to significantly impact the Company’s financial statements or future results of operations.

In February 2006, SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” was issued which, among other things, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. At this time, adoption of SFAS No. 155 is not expected to significantly impact the Company’s financial statements or future results of operations.

Segment Disclosures—Each quarter the Company evaluates the possible effects of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” on its financial statement disclosures. The Company’s motorsports related operations: (1) comprise one operating segment and encompass all admissions, event related, NASCAR broadcasting, and other motorsports related souvenir merchandising operating revenues and associated expenses, and joint venture equity investee earnings or losses associated with motorsports merchandising; (2) encompass similar types and classes of customers and similar methods for providing or distributing motorsports related services, souvenirs and other merchandise; and (3) include all revenues and expenses associated with motorsports events and related promotional and merchandising activities conducted at Company and non-Company speedways. Other Company operations are comprised of non-motorsports and non-event related merchandising activities, principally for bulk petroleum transactions and micro-lubricants, that are not significant relative to those of motorsports related operations. As such, management believes the Company has only one reportable segment.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at financial statement dates, and reported amounts of revenues and expenses. Actual future results could differ from those estimates. Such significant estimates include (1) recoverability of property and equipment, goodwill and other intangible assets, and equity investments in associated entities, (2) depreciable lives for property and equipment and amortization periods for intangible assets, (3) accounting for income taxes, (4) realization of receivables and inventories, (5) accruals for uninsured business risks, litigation and other contingencies and (6) disclosures of stock-based compensation.

Cash and Cash Equivalents—The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of variable rate, overnight sweep accounts of commercial paper, repurchase agreements, municipal bond and United States Treasury securities.

Short-term Investments—Short-term investments principally consist of highly liquid auction rate securities held in large, qualified financial institutional investment accounts. These investments are

Speedway Motorsports, Inc. Annual Report on Form 10-K
65

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

classified as “trading” and carried at fair value. Realized and unrealized gains or losses are included in the Company’s consolidated statement of income.

Accounts and Notes Receivable—Accounts and notes receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2005	2004	2003
Balance, beginning of year	$2,122	$2,722	$2,091
Bad debt expense	418	682	1,453
Actual write-offs, net of specific accounts recovered	(351)	(1,282)	(822)

Balance, end of year	$2,189	$2,122	$2,722

At December 31, 2004, notes receivable included $3,500,000 associated with the sale of certain land which management was developing and marketing. Sales terms consisted of $100,000 cash and a $3,900,000 8% promissory note receivable, collateralized by the underlying property, scheduled payable in monthly $100,000 installments with remaining principal and accrued interest due in 2009. The associated gain was deferred and being recognized into income using the installment method. The associated note receivable was collected in full in the first quarter 2005 resulting in gain recognition. Other income includes associated recognized gains of $903,000 in 2005 and $157,000 in 2004.

Other Noncurrent Assets—Other noncurrent assets as of December 31, 2005 and 2004 consist of (in thousands):

	2005	2004
Deferred financing costs, net	$9,105	$9,199
Land held for development	12,252	12,252
Other	3,939	4,051

Total	$25,296	$25,502

Deferred Financing Costs—Deferred financing costs are amortized over the associated debt terms of five to ten years, and are reported net of accumulated amortization of $3,463,000 and $2,050,000 at December 31, 2005 and 2004.

Marketable Equity Securities—Other noncurrent assets include marketable equity securities with carrying values of $204,000 and $227,000 at December 31, 2005 and 2004. All securities are classified as “available for sale” as they are not bought and held principally for the purpose of near-term sale, and are reported at fair value, with temporary unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of stockholders’ equity. Management intends to hold these securities through at least fiscal 2006. Realized gains and losses on sales are determined using the specific identification method. Management evaluates these marketable equity securities for possible impairment quarterly. Declines in fair value assessed as other than temporary are recognized in income upon such determination. As of December 31, 2005, there were no indications that declines were other than temporary. Separate gross unrealized gains and losses netted in other comprehensive income are individually insignificant and there have been no significant securities in a continuous unrealized loss position for more than 12 months. Sales of marketable equity securities resulted in realized gains of $136,000 in 2003. There were no sales of marketable equity securities in 2005 or 2004. Valuation

Speedway Motorsports, Inc. Annual Report on Form 10-K
66

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

allowances reflected as a charge to stockholders’ equity to reduce the carrying amount of these long-term marketable equity securities to market value consist of after tax gross unrealized losses of $5,000 at December 31, 2005 and gross unrealized gains of $9,000 at December 31, 2004.

Property and Equipment (Note 4)—Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense when incurred. Construction in progress includes all direct costs and capitalized interest on fixed assets under construction. When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Also, assets are classified as held for sale when management determines that sale is probable within one year.

In connection with the development and completed construction of TMS in 1997, the Company entered into arrangements with the FW Sports Authority, a non-profit corporate instrumentality of the City of Fort Worth, Texas, whereby the Company conveyed the speedway facility, excluding its on-site condominiums and office and entertainment complex, to the FW Sports Authority. The Company, which has the right to reacquire the facility, operates the speedway facility under a 30-year arrangement with the FW Sports Authority. Because of the Company’s responsibilities, including associated risks, rewards and obligations, under these arrangements, the speedway facility and related liabilities are included in the accompanying consolidated balance sheets.

Goodwill and Other Intangible Assets (see Note 5)—All goodwill and other intangible assets are associated with the Company’s motorsports related activities and reporting unit. Acquired intangible assets are valued using the direct value method. The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. Nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. The Company evaluates goodwill and other intangible assets for possible impairment annually as of April 1, or when events or circumstances indicate possible impairment may have occurred. Management’s latest annual assessment of goodwill and other intangible assets as of April 1, 2005 indicated there had been no impairment, and there have since been no events or circumstances which might indicate possible impairment as of December 31, 2005.

Deferred Income—Deferred income as of December 31, 2005 and 2004 consists of (in thousands):

	2005	2004
TMS Preferred Seat License fees, net	$7,833	$8,124
Deferred Speedway Club membership income	3,572	3,771
Deferred gain on land sale	—	1,098
Other	464	—

Total	$11,869	$12,993

Speedway Motorsports, Inc. Annual Report on Form 10-K
67

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Advertising Expenses—Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs, including direct-response advertising once primary media promotion has commenced, are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $13,715,000 in 2005, $11,310,000 in 2004 and $14,065,000 in 2003. There were no direct-response advertising costs deferred at December 31, 2005 or 2004.

Operating Leases—The Company has various operating leases principally for office and warehouse space, equipment associated with conducting racing events, and equipment used in other operations. These operating leases typically have initial terms of less than one year or are cancelable with minimal notice. Rent expense for operating leases amounted to $4,912,000 in 2005, $4,285,000 in 2004 and $4,178,000 in 2003. Various office and warehouse facilities are leased from an affiliate (see Note 9) which are cancelable with minimal notice; however, such lease arrangements will likely be renewed annually through specific contract periods. Assuming renewal through contracted periods, future annual lease payments are as follows: $1,235,000 in 2006, $849,000 in 2007, $610,000 in 2008, $354,000 in 2009, $191,000 in 2010 and $330,000 thereafter.

2005 AMS Insurance Recovery Gain—On July 6, 2005, a tornado struck AMS causing significant damage to its facilities. The Company assessed damages and established restoration plans and costs using outside insurance administrators and consultants, internal construction and development personnel, and other consultants. Restoration progressed sufficiently to allow AMS to conduct its NASCAR NEXTEL Cup Series and other races as scheduled in October 2005. The Company’s settlement of insurance claims was substantially completed in the fourth quarter 2005. The Company accounted for the effects of the tornado damage using FASB Interpretation No. 30 “Accounting for Involuntary Conversion of Nonmonetary Assets to Monetary Assets” and other applicable authoritative guidance. The Company ceased depreciating damaged property and equipment in July 2005 and began depreciating new and restored assets when placed in service. AMS insurance recovery gain in 2005 represents insurance recoveries upon final resolution of insurance claims of $29,400,000 net of a loss on damaged property and equipment of $20,571,000.

2004 Ferko Litigation Settlement and Purchase of North Carolina Speedway—In July 2004, litigation between SMI, NASCAR and ISC involving a lawsuit filed by Francis Ferko, as a SMI shareholder, was settled whereby the Company purchased North Carolina Speedway for approximately $100,400,000 in cash plus

Speedway Motorsports, Inc. Annual Report on Form 10-K
68

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

acquisition costs (the Ferko Settlement). SMI was named as a necessary party to the lawsuit as it was brought on SMI’s behalf by a shareholder. The Company did not assert any claims in this matter. Applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on SMI’s behalf. These and related settlement expenses approximating $11,800,000 were paid in cash and reflected as a 2004 charge to earnings. The acquisition was accounted for using the purchase method and intangible assets acquired in the Ferko settlement were principally non-amortizable race event sanctioning and renewal agreements with NASCAR for one annual NEXTEL Cup and Busch Series racing event at TMS (see Note 5). Under those sanctioning and renewal agreements, an annual second NEXTEL Cup and Busch Series racing event at TMS was conducted beginning November 2005. The acquisition was funded with proceeds from a July 2004 private placement of a $100,000,000 add-on offering to the $230,000,000 6 3/4% Senior Subordinated Notes due 2013 issued in May 2003 as further described in Note 6.

2003 FTC Refund Claims Settlement—In 2001, the Federal Trade Commission (FTC) filed a complaint against SMI and Oil-Chem seeking to enjoin SMI and Oil-Chem from advertising zMax Power System for use in motor vehicles and to award equitable relief to address alleged injury to customers. In March 2003, a settlement was reached resolving all FTC claims against SMI and Oil-Chem without any admission of liability by SMI and Oil-Chem. The FTC staff confirmed the advertising claims SMI and Oil-Chem may make going forward and indicated no compliance action would be merited as a result of such advertising claims. To avoid protracted litigation with the FTC, as a part of the settlement, SMI and Oil-Chem offered a pro rata purchase price refund to certain customers who purchased zMax Power System before January 31, 2001. Under the settlement terms, aggregate refunds payable by SMI and Oil-Chem are not to exceed $1,000,000. Customer refund requests received have exceeded the maximum settlement payment. As such, refund payments aggregate $1,000,000 plus associated expenses. The Company recorded a charge to earnings in 2003 of $1,154,000 pre-tax, or $700,000 after income taxes, for the FTC refund claims settlement and associated costs of refund processing.

Other (Income) Expense, Net—Other (income) expense, net for 2003 through 2005 consists of (in thousands):

	2005	2004	2003
BMS litigation settlement	$—	$(2,400)	$—
Gain on land sales	(1,019)	(676)	—
Other	(341)	257	419

	$(1,360)	$(2,819)	$419

BMS litigation settlement for 2004 reflects recovery of a $2,400,000 pre-tax charge to earnings previously recorded in 2002 for litigation associated with BMS. In 2000, a lawsuit was filed against SMI and BMS alleging interference with the use of certain leasehold property rented to the plaintiff, Robert L. “Larry” Carrier, by BMS, seeking specified compensatory and punitive damages and injunctive relief. In 2002, the trial court entered a judgment against SMI and BMS for approximately $1,400,000 in damages plus costs, and in February 2003, entered an amended judgment awarding the plaintiff approximately $2,400,000 and BMS exclusive possession of the leased premises. A $2,400,000 pre-tax charge to earnings was reflected in 2002 for the litigation. The plaintiff and the Company appealed this judgment, and in 2004, the trial court award against SMI and BMS was reversed and all plaintiff claims were dismissed. The $2,400,000 pre-tax recovery was reflected in 2004 upon successful appeal and appellate Court reversal of the 2002 decision and dismissal of claims against the Company.

Speedway Motorsports, Inc. Annual Report on Form 10-K
69

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Income Taxes (Note 8)—The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities. The Company’s accounting for income taxes reflects management’s assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation.

Stock-Based Compensation and Formula Stock Option Plan (Note 11)—The Company continues to account for stock-based employee compensation using Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” which recognizes compensation cost based on the intrinsic value of equity instruments awarded as permitted under SFAS No. 123 “Accounting for Stock-Based Compensation”. All stock options granted under the Company’s 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. Based on the terms of these stock option plans and the Employee Stock Purchase Plan, no compensation cost has been reflected in net income for these plans.

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

	2005	2004	2003
Net income as reported	$108,135	$73,654	$58,545
Less: Stock-based compensation expense determined using fair value method, net of taxes	(2,996)	(1,832)	(1,529)

Pro forma net income	$105,139	$71,822	$57,016

Basic Earnings Per Share:
As reported	$2.46	$1.70	$1.38

Pro forma	$2.39	$1.66	$1.34

Diluted Earnings Per Share:
As reported	$2.45	$1.69	$1.37

Pro forma	$2.38	$1.65	$1.33

The fair value of stock option grants for the 1994 Stock Option, 2004 Stock Incentive and Formula Stock Option plans is estimated on grant date using the Black-Scholes option-pricing model using the following:

	2005	2004	2003
Options granted	148,000	557,000	540,000
Weighted average grant-date fair values	$11.06	$8.92	$5.34
Expected volatility	28.0%	24.2%	25.8%
Risk-free interest rates	4.2%	3.5%	2.5%
Expected lives (in years)	4.6	4.6	3.0
Dividend yield	0.8%	0.9%	1.1%

Speedway Motorsports, Inc. Annual Report on Form 10-K
70

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

No shares were granted to employees under the employee stock purchase plan for the calendar year 2005. The fair value of options exercised under the employee stock purchase plan is estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 24.2% in 2004 and 25.8% in 2003; risk-free interest rates of 1.0% in 2004 and 1.2% in 2003; expected lives of 0.5 years for 2004 and 2003; and dividend yields of 0.9% in 2004 and 1.1% in 2003.

As further described in Note 11, effective October 19, 2005, the Company’s Board of Directors approved the accelerated vesting of all outstanding, unvested stock options granted under the 1994 Plan and the 2004 Plan. Unvested options to purchase 485,850 shares of common stock with an exercise price of $37.00 per share became exercisable upon vesting acceleration. The stock options had no intrinsic value at the date of acceleration as market price was below their exercise price. Pro forma 2005 net income and earnings per share reflected above includes pro forma stock-based compensation expense of approximately $864,000, net of taxes, that was determined using the fair value method for options with accelerated vesting. This accelerated vesting is expected to reduce non-cash compensation expense that would have been recorded in future periods following application of SFAS No. 123R “Shared-Based Payment”, which is effective for the Company beginning January 1, 2006.

Fair Value of Financial Instruments—Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash, short-term investments, accounts receivable, certain notes receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Marketable equity securities and interest rate swaps are carried at fair value based on quoted market prices. Notes and other receivables, bank revolving credit facility and term loan borrowings are frequently repriced variable interest rate financial instruments, and therefore, carrying values approximate fair value. Fair value information for hedges associated with bulk petroleum transactions is described above in “Bulk Petroleum Transactions” and for the Company’s interest rate swap is described in Note 6—”Interest Rate Swaps”. Quoted market prices are not available for determining the market value of the Company’s equity investments in associated entities. The Company has contingent guarantee obligations limited to $12,500,000 that decrease and expire based on specified terms and conditions whose fair values presently are insignificant. Fixed rate 6 3/4% senior subordinated notes have carrying and fair values as of December 31, 2005 and 2004 as follows (in thousands):

	Carrying Value		Fair Value
	2005	2004	2005	2004
6 3/4% Senior subordinated notes payable (Note 6)	$330,000	$330,000	$332,000	$346,500

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts and notes receivable, marketable equity securities and interest rate swaps. The Company places its cash and cash equivalents, short-term investments and interest rate swaps with major high-credit qualified financial institutions, limiting its exposure to concentrations of credit risk. Concentrations of credit risk with respect to accounts receivable, excluding those associated with bulk petroleum transactions, are limited due to the large numbers and wide variety of customers and customer industries and their broad geographical dispersion. The Company generally requires sufficient collateral equal or exceeding note amounts, or accepts notes from high-credit quality companies or high net-worth individuals, limiting its exposure to credit risk. Concentrations of credit risk with respect to marketable equity securities are limited through portfolio diversification.

Speedway Motorsports, Inc. Annual Report on Form 10-K
71

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Bulk petroleum transactions may involve concentrations of credit risk different from the Company’s motorsports operations. At December 31, 2005, the Company had credit risk concentration in receivables and inventories and certain inventory hedges associated with bulk petroleum sales and purchase transactions. Approximately $11,332,000 or 29% of our total accounts receivable are due from a relatively small number of petroleum industry customers in Central America. Also, at December 31, 2005, bulk petroleum inventory products aggregating $19,697,000 are located and managed by one vendor in Central America. Realization of receivables and inventories are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness, current and future market demand, regional and global market and economic conditions, including geopolitical situations in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds, global petroleum product supply and demand, regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs, and other factors. Default on payment by one or more customers, or should inventory not be realized or recovered, could have a material adverse impact on our operating results.

Reclassifications—Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES

Inventories consist of: (1) souvenirs and finished vehicles determined on a first-in, first-out basis; (2) apparel, micro-lubricant, and parts and accessories product costs determined on an average current cost basis; and (3) bulk petroleum inventories determined on a specific cost basis. No general and administrative costs are included in inventory costs. Cost of sales are charged using the same inventory cost bases. Inventories as of December 31, 2005 and 2004 consist of (in thousands):

	2005	2004
Souvenirs and apparel	$8,724	$11,429
Finished vehicles, parts and accessories	4,985	4,830
Bulk petroleum, micro-lubricant™ and other	20,847	1,315

Total	$34,556	$17,574

As of December 31, 2005, bulk petroleum inventories with specific costs aggregating $19,697,000 were purchased for resale in the United States and certain foreign countries, and are expected to be substantially recovered upon resale in 2006. There were no bulk petroleum inventories as of December 31, 2004. See Note 2 “Bulk Petroleum Transactions” and “Concentrations of Credit Risk” for additional discussion on bulk petroleum transactions.

Speedway Motorsports, Inc. Annual Report on Form 10-K
72

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

All inventories are stated at the lower of cost or market value with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. Inventories are reflected net of provisions summarized as follows (in thousands):

	2005	2004	2003
Balance, beginning of year	$6,453	$4,744	$1,877
Current year provision	3,622	2,187	2,178
Current year sales and write-offs	(2,129)	(1,428)	—
Increase from acquisitions	57	950	689

Balance, end of year	$8,003	$6,453	$4,744

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 and 2004 is summarized as follows (dollars in thousands):

	Estimated Useful Lives	2005	2004
Land and land improvements	5-25	$327,729	$276,784
Racetracks and grandstands	5-45	531,768	536,965
Buildings and luxury suites	5-40	311,294	284,098
Machinery and equipment	3-20	36,063	32,461
Furniture and fixtures	5-20	26,356	21,334
Autos and trucks	3-10	9,533	8,697
Construction in progress		19,764	8,678

Total		1,262,507	1,169,017
Less accumulated depreciation		(282,855)	(255,030)

Net		$979,652	$913,987

Construction In Progress—At December 31, 2005, the Company had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at its speedways. Similar to prior years, the Company continues to expand concessions, camping, restrooms and other fan amenities at certain facilities. In 2006, the Company plans to construct new permanent seats at AMS and LVMS, renovate and modernize certain infield garages, media centers, scoring towers and other facilities, resurface or modify the banking of certain speedways, and purchase additional land for expansion or development. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways. In March 2006, the Company announced construction plans for a 126-unit condominium project at LVMS, which would include trackside office space, banquet facilities, spa and health club and other amenities. Commencement of construction is subject to governmental approval and permitting processes, which could materially affect the ultimate cost and timing of construction.

Other Information—Depreciation expense amounted to $37,414,000 in 2005, $35,291,000 in 2004 and $33,482,000 in 2003.

Speedway Motorsports, Inc. Annual Report on Form 10-K
73

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

5. GOODWILL AND OTHER INTANGIBLE ASSETS

As further discussed in Note 2, all goodwill and other intangible assets are associated with the Company’s motorsports related activities and reporting unit. As of December 31, 2005 and 2004, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	2005			2004
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period
Nonamortizable race event sanctioning and renewal agreements	$98,783	—	$98,783	$98,769	—	$98,769	—
Amortizable network and other media promotional contracts	3,320	$(306)	3,014	3,320	$(177)	3,143	30

Total	$102,103	$(306)	$101,797	$102,089	$(177)	$101,912

Changes in the gross carrying value of other intangible assets and goodwill for 2005 and 2004 are as follows (in thousands):

	Other Intangible Assets		Goodwill
	2005	2004	2005	2004
Balance, beginning of year	$102,089	$6,220	$54,454	$53,504
Increase from acquisitions or adjustments to previously recorded purchase price	—	95,869	3,678	950
Other	14	—	—	—

Balance, end of year	$102,103	$102,089	$58,132	$54,454

Changes in the gross carrying value of other intangible assets reflect race event sanctioning and renewal agreements associated with the NCS acquisition in 2004 (see Note 2). Changes in the carrying value of goodwill reflect the JRG acquisition in 2005 (see Note 1) and the Company’s final purchase accounting in 2004 associated with the acquisition of TSI. Amortization expense on other intangible assets amounted to $129,000 in 2005, $129,000 in 2004 and $48,000 in 2003. Estimated annual amortization expense for the next five years is approximately $129,000.

6. LONG-TERM DEBT

Long-term debt as of December 31, 2005 and 2004 consists of (in thousands):

	2005	2004
Revolving bank credit facility	$50,000	$50,000
Bank term loan	50,000	46,875
Senior subordinated notes	330,000	330,000
Other notes payable	235	274

Total	430,235	427,149
Less current maturities	(4,847)	(9,594)

	$425,388	$417,555

Speedway Motorsports, Inc. Annual Report on Form 10-K
74

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Annual maturities of long-term debt as of December 31, 2005 are as follows (in thousands):

2006	$4,847
2007	11,013
2008	12,500
2009	17,188
2010	54,687
Thereafter	330,000

Total	$430,235

Bank Credit Facility and 2005 Amendments—In May 2003, the Company obtained, from a syndicate of banks led by Bank of America, N.A. as an agent and lender, a long-term, revolving credit facility and term loan (collectively, the Credit Facility) to replace its Former Credit Facility. As further discussed below, the new Credit Facility was used to repay outstanding borrowings under the Former Credit Facility, redeem a portion of the Former Senior Subordinated Notes, fund capital expenditures and for working capital needs. At December 31, 2005 and 2004, outstanding borrowings under the revolving credit facility were $50,000,000 and under the term loan were $50,000,000 and $46,875,000, respectively. As of December 31, 2005, outstanding standby letters of credit amounted to $53,147,000 associated principally with bulk petroleum transactions (see Note 2), and the Company could borrow up to an additional $146,853,000 under the Credit Facility.

In March 2005, the Company amended the Credit Facility which, among other things, modified the following terms and conditions: (i) the revolving credit facility overall borrowing limit of $250,000,000, the five-year term loan, and separate sub-limit of $10,000,000 for 15-day swing line loans were retained, with an increase in the separate sub-limit for standby letters of credit from $10,000,000 to $75,000,000; (ii) extended maturity from May 2008 to March 2010; (iii) increased allowable annual aggregate payments of dividends and repurchases of SMI securities from $17,500,000 to $75,000,000, and increasable up to $150,000,000, subject to maintaining certain revised financial covenants; (iv) expanded permitted investments of available cash; (v) reduced interest based on, at the Company’s option, LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%; and (vi) reduced unused commitment fees from 0.375% to 0.25%. In December 2005, the Company amended the Credit Facility modifying the following terms and conditions: (i) annual capital expenditures are limited to $80,000,000, plus up to an additional $150,000,000 for certain specified capital expenditures during the two-year period of fiscal 2005 and 2006; (ii) the Company may consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of the Company’s consolidated net worth at the immediately preceding fiscal year end; and (iii) the Company may consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the Credit Facility term.

The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Also, the Company is required to meet certain financial covenants, including specified levels of net worth and ratios of (i) funded senior debt to EBITDA, (ii) funded debt to EBITDA and (iii) earnings before interest and taxes (EBIT) to interest expense, among other items. The Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without lender consent.

Speedway Motorsports, Inc. Annual Report on Form 10-K
75

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Senior Subordinated Notes—In May 2003, the Company completed a private placement of 6 3/4% Senior Subordinated Notes due 2013 in the aggregate principal amount of $230,000,000, filed a registration statement in August 2003 to exchange these notes for substantially identical notes registered under the Securities Act, and completed the exchange offer in September 2003. These 2003 notes were issued at par, and net proceeds, after commissions and fees, approximated $224,200,000. Such proceeds, along with borrowings under the Credit Facility, were used to fully redeem the Former Senior Subordinated Notes in June 2003. In July 2004, the Company completed a private placement of an $100,000,000 add-on offering to the $230,000,000 Senior Subordinated Notes issued in May 2003 to fund the NCS acquisition as further discussed in Note 2—“2004 Ferko Litigation Settlement and Purchase of North Carolina Speedway”. The add-on notes were issued at par and net proceeds, after commissions and fees, approximated $98,250,000. The Company filed a registration statement in August 2004 to exchange these add-on notes for substantially identical registered notes and completed the exchange offer in October 2004. The add-on notes are identical to the Senior Subordinated Notes issued in May 2003 with the same interest rate, maturity, covenants, limitations, and other terms and are governed by the same indenture (hereafter both issuances are referred to as the Senior Subordinated Notes).

The Senior Subordinated Notes mature in 2013, are guaranteed by all operative Company subsidiaries except Oil-Chem and interest payments are due semi-annually June 1 and December 1. The Indenture governing the Senior Subordinated Notes permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes are subordinated to all present and future senior secured indebtedness of the Company, including the Credit Facility described above. The Company may redeem some or all of the Senior Subordinated Notes on or after June 1, 2008 at annually declining redemption premiums, and up to 35% of the Senior Subordinated Notes on or before June 1, 2006 with proceeds from certain equity offerings at a redemption premium.

The Credit Facility and Senior Subordinated Notes contain certain other required and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledge of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of December 31, 2005.

2003 Bank Credit Facility Replacement and Senior Subordinated Notes Redemption, and Loss on Early Debt Redemption and Refinancing—At applicable 2003 refinancing dates, the Company had borrowings under a revolving bank credit facility of $90,000,000 scheduled to mature May 2004 (the Former Credit Facility), and outstanding 8 1/2% senior subordinated notes aggregating $250,000,000 in principal scheduled to mature August 2007 (the Former Senior Subordinated Notes). In May 2003, the Company refinanced the Former Credit Facility with proceeds from issuance of new 6 3/4% Senior Subordinated Notes and execution of the replacement Credit Facility, and in June 2003, redeemed and retired all outstanding Former Senior Subordinated Notes at 104.25% of par value. All borrowings outstanding under the Former Credit Facility and Former Senior Subordinated Notes were replaced and funded with the issuance of new long-term debt. Proceeds from the new debt arrangements were also used to fund the redemption premium and accrued interest of the Former Senior Subordinated Notes and loan and other transaction costs for the new Senior Subordinated Notes and Credit Facility. The net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium and gain recognition of a previously deferred cash flow hedge interest rate swap termination and settlement payment and transaction costs, all

Speedway Motorsports, Inc. Annual Report on Form 10-K
76

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

associated with the former debt arrangements, and aggregating approximately $12,800,000, before income taxes of $5,030,000, were reflected as a 2003 charge to earnings.

Interest Rate Swaps—The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. In August 2003, the Company entered into two interest rate swap transactions with a financial institution that provide fixed interest rate features on certain variable rate term loan obligations and variable interest rate features on certain fixed rate senior subordinated debt obligations. The Company presently has one interest rate swap transaction that is designated as a cash flow hedge of underlying variable rate debt obligations. As discussed below, in June 2005, the Company terminated a fair value hedge interest rate swap transaction that provided variable interest rate features on certain fixed rate term loan obligations.

The cash flow hedge swap agreement has notional amounts, interest payments and maturity dates that match the underlying debt. Differentials paid or received in periodic settlements are reflected as an adjustment to interest expense and included in operating activities in the statement of cash flows. For early terminated swap agreements, net settlement payments at termination are deferred when received and amortized into income as a yield adjustment to interest expense over the underlying hedged debt term.

Under the cash flow hedge, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $50,000,000. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. At December 31, 2005 and 2004, the Company has reflected net derivative assets for these hedges combined of approximately $1,128,000 and $371,000, and $689,000 and $115,000 in accumulated other comprehensive income, after income taxes of $439,000 and $75,000. In June 2005, the fair value hedge swap agreement was terminated and settled with a $501,000 net payment to the Company. The $501,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through May 2013. Interest expense adjustments reflected through December 31, 2005 totaled $31,000. Interest expense reflects net settlement receipts totaling $372,000 in 2005, $575,000 in 2004 and $192,000 in 2003.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2005	2004	2003
Gross interest costs	$28,183	$23,178	$23,679
Less: capitalized interest costs	(862)	(1,126)	(1,384)

Interest expense	27,321	22,052	22,295
Interest income	(5,431)	(2,166)	(1,479)

Interest expense, net	$21,890	$19,886	$20,816

Weighted-average interest rate on borrowings under bank revolving credit facility	4.7%	3.3%	2.7%

Speedway Motorsports, Inc. Annual Report on Form 10-K
77

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

7. CAPITAL STRUCTURE AND PER SHARE DATA

Preferred Stock—At December 31, 2005, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company’s Board of Directors. No preferred shares were issued or outstanding at December 31, 2005 or 2004.

Per Share Data—The following schedule reconciles basic and diluted earnings per share (in thousands except per share amounts):

	2005	2004	2003
Net income applicable to common stockholders and assumed conversions	$108,135	$73,654	$58,545

Weighted average common shares outstanding	43,908	43,342	42,517
Dilution effect of assumed conversions:
Common stock equivalents—stock options	270	312	281

Weighted average common shares outstanding and assumed conversions	44,178	43,654	42,798

Basic earnings per share	$2.46	$1.70	$1.38

Diluted earnings per share	$2.45	$1.69	$1.37

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	37	54	177

Declaration of Cash Dividends—The Company’s Board of Directors approved annual cash dividends on common stock for 2003 through 2005 as follows (in thousands except per share amounts):

	2005	2004	2003
Aggregate annual cash dividend	$14,094	$13,538	$13,037
Dividend per common share	$0.32	$0.31	$0.305
Record date	Nov 8	Nov 1	Oct 31
Paid to shareholders	Nov 21	Nov 15	Nov 14

All dividends were funded entirely from available cash and cash equivalents on hand. See Note 6 “Bank Credit Facility” and “Senior Subordinated Notes” for annual limitations on dividend payments.

Stock Repurchase Program—In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 6), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. In 2005, the Company repurchased 283,000 shares of common stock for $10,332,000.

Speedway Motorsports, Inc. Annual Report on Form 10-K
78

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

8. INCOME TAXES

Components of the provision for income taxes are as follows (in thousands):

	2005	2004	2003
Current:
Federal	$64,969	$9,811	$6,942
State	6,684	1,970	596

	71,653	11,781	7,538

Deferred:
Federal	$(5,759)	$31,056	$25,272
State	1,875	2,918	5,415

	(3,884)	33,974	30,687

Total	$67,769	$45,755	$38,225

The reconciliation of statutory federal and effective income tax rates is as follows:

	2005	2004	2003
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	3.2	2.7	4.1
Other, net	0.3	0.6	0.5

Total	38.5%	38.3%	39.6%

Tax effects of temporary differences resulting in deferred income taxes are as follows (in thousands):

	2005	2004
Deferred tax liabilities:
Property and equipment	$189,130	$206,456
Expenses deducted for tax purposes and other	9,050	7,970

Subtotal	198,180	214,426

Deferred tax assets:
Income previously recognized for tax purposes	(8,665)	(11,086)
Stock option compensation expense	(787)	(127)
PSL and other deferred income recognized for tax purposes	(4,350)	(4,488)
State and federal net operating loss carryforwards	(2,154)	(3,650)
Alternative minimum tax credit	—	(9,664)

Subtotal	(15,956)	(29,015)
Less: Valuation allowance	1,707	1,498

Net deferred tax assets	(14,249)	(27,517)

Total net deferred tax liability	$183,931	$186,909
Net current deferred tax assets	2,519	3,887

Net non-current deferred tax liabilities	$186,450	$190,796

Speedway Motorsports, Inc. Annual Report on Form 10-K
79

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

At December 31, 2005, the Company has approximately $68,595,000 of state net operating loss carryforwards which expire in 2006 through 2025. At December 31, 2005 and 2004, valuation allowances of $1,707,000 and $1,498,000 have been provided against deferred tax assets because management is unable to determine whether ultimate realization is more likely than not for certain state net operating loss carryforwards.

The Company’s effective income tax rate for 2005 is comparable to 2004. The Company’s effective income tax rate change in 2004 as compared to 2003 is due to decreased effective state income tax rates resulting primarily from 2004 reduction of previously recorded valuation allowances against deferred tax assets in 2003, associated with certain state net operating loss carryforwards, because management determined ultimate realization is more likely than not. Management’s determination was based principally on the anticipated future increase in taxable income resulting from the additional NASCAR NEXTEL Cup and Busch Series racing events at TMS acquired in 2004 as further discussed in Note 2.

Tax Depreciation Method Change—The majority of the Company’s deferred tax liabilities pertain to accelerated depreciation on its property and equipment for tax reporting purposes. For several years, the Company has relied on and depreciated many of its motorsports facility assets under Asset Class 80.0 of Section 168 of the Internal Revenue Code of 1986, as amended, a depreciation rule applicable to theme and amusement parks and other similar combinations of entertainment attractions which considers certain assets seven-year property for tax purposes. The federal American Jobs Creation Act of 2004, which became effective on October 22, 2004, provides owners of motorsports entertainment facility assets a seven-year recovery period for tax depreciation purposes. The motorsports provision applies prospectively to assets placed in service after the date of enactment and before January 1, 2008. The motorsports and other industries are pursuing a permanent seven-year prospective tax depreciation provision. In July 2005, the Internal Revenue Service (IRS) published a tax advice memorandum challenging other taxpayers on the use of seven-year recovery periods for certain assets acquired prior to the enacted 2004 legislation.

In evaluating the potential effects of the tax advice memorandum, the Company filed a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. As of December 31, 2005, the change resulted in reclassifying noncurrent deferred income taxes of approximately $18,716,000 to current accrued income taxes, and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $83,476,000 in 2006 through 2008. Accelerated taxes of approximately $18,716,000 were paid in 2005, after using alternative minimum tax credit carryforwards of approximately $9,109,000. The Company believes its use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. The Company believes the filing of the change in tax accounting method is the best course of action to minimize costs and uncertainty. The Company anticipates that cash and cash equivalents and cash flow from operations will be sufficient to fund these payments. The Company believes it has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over long periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s financial position or future results of operations.

Speedway Motorsports, Inc. Annual Report on Form 10-K
80

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

IRS Examination—In February 2006, the IRS began performing a periodic examination of the Company’s federal income tax returns for the year ended December 31, 2003. While management has no reason to believe significant adjustments may result, the review has just begun and its outcome is presently undeterminable.

9. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at December 31, 2005 and 2004 include $1,042,000 and $1,006,000, including accrued interest, due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at December 31, 2005 and 2004 include $1,906,000 and $2,855,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman before July 30, 2002 and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to the Chairman that it would no longer make payments under the split-dollar life insurance trust arrangements or advances for his benefit.

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at December 31, 2005 and 2004 include $5,579,000 and $5,863,000 due from Sonic Financial. The amounts due were reduced from shared expenses net of accrued interest by $284,000 in 2005, $188,000 in 2004 and $173,000 in 2003. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before December 31, 2006, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2004 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances and decreases from repayments by and shared expenses with affiliates.

Notes and other receivables from affiliates at December 31, 2005 and 2004 also include $295,000 due from a corporation that is a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. The amount due is payable on demand and is collateralized by certain personal property. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and affiliate.

Speedway Motorsports, Inc. Annual Report on Form 10-K
81

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Amounts payable to affiliate at December 31, 2005 and 2004 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $197,000 each year in 2005, 2004 and 2003. Rent expense for SMI Properties approximated $333,000 in 2005, $255,000 in 2004 and $190,000 in 2003. The Company believes the leases contain terms more favorable to the Company than could be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMI Properties, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties. At December 31, 2005 and 2004, amounts owed to Chartown were not significant.

LVMS purchased new vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $236,000 in 2005, $282,000 in 2004 and $245,000 in 2003. LVMS sold used vehicles to the SAI subsidiaries for approximately $105,000 in 2005. Vehicles sold in 2004 or 2003 were not significant. The Company believes the purchase and sale terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2005 and 2004, there were no amounts due from or owed to SAI.

Oil-Chem sold zMax micro-lubricant™ product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $1,495,000 in 2005, $1,420,000 in 2004 and $1,850,000 in 2003. Oil-Chem leases a warehouse facility from Chartown under an annually renewable lease agreement. Rent expense for Oil-Chem approximated $72,000 in 2005, $50,000 in 2004 and $35,000 in 2003. The Company believes these sales occurred, and the facility is leased, on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2005 and 2004, amounts due from or owed to SAI were not significant.

SMI Properties leased new vehicles for employee use from a subsidiary dealership of SAI for approximately $65,000 in 2005. Vehicles leased in 2004 or 2003 were not significant. The Company believes these lease terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2005 and 2004, amounts owed to SAI were not significant.

SMI Properties purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from two entities owned by Motorsports Authentics, a 50% owned joint venture formed in August 2005 (see Note 1). During the period after MA formation and through December 31, 2005, merchandise purchases approximated $440,000 and merchandise sales and

Speedway Motorsports, Inc. Annual Report on Form 10-K
82

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

event-related commissions approximated $220,000. The Company believes purchase, sale and commission terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2005, net amounts owed to MA approximated $739,000, representing principally the Company’s share of certain costs related to the joint venture’s December 2005 acquisition of Action Performance, and are reflected in current liabilities.

SAI and its dealerships purchased various apparel items, which were screenprinted or embroidered with SAI and dealership logos, for its employees as part of internal marketing and sales promotions. Total purchases from SMI Properties and SMI Trackside by SAI and its dealerships approximated $223,000 in 2003. Total purchases in 2005 and 2004 were not significant. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2005 and 2004, there were no amounts due from SAI.

In connection with supervising and managing significant construction and renovation projects at various SMI speedways, the Company incurred charges of approximately $161,000 from SAI in 2005 for project management services provided by SAI employees with expertise in these areas. There were no significant project management services provided in 2004 or 2003. The Company believes the terms of providing these services are no less favorable than, and commensurate with, terms that could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2005, $161,000 was owed to SAI and is included in current liabilities.

With respect to the foregoing transactions, interest expense accrued on amounts payable to, and interest income earned on amounts due from, affiliates for 2003 through 2005, is summarized as follows (in thousands):

	2005	2004	2003
Interest expense	$126	$112	$110
Interest income	472	427	574

10. LEGAL PROCEEDINGS

Legal Proceedings—The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s financial position or future results of operations.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
83

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

The Company is involved in several lawsuits pending in North Carolina state court whereby various contractors are seeking to enforce liens against the Company based upon work allegedly performed by them under contracts with a third-party unrelated to the Company. The lawsuits seek foreclosure of the alleged liens against the Company’s property on which the liens have been filed. The liens being claimed range from approximately $10,000 to $1,298,000, with the total liens asserted amounting to approximately $4,800,000. The Company denies the claims in the lawsuits and is vigorously defending against them. Management does not expect that the disposition of the lawsuits will have a material adverse impact on the Company’s financial position or future results of operations.

Speedway Motorsports, Inc. Annual Report on Form 10-K
84

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Jonie Shires filed a lawsuit against Bristol Motor Speedway and an employee Josh King in Tennessee federal court. The plaintiff alleges traumatic brain injury caused by an alleged blow to her head from a falling tent pole. The plaintiff seeks damages in the amount of $5,000,000. The Company is seeking indemnity from the plaintiff’s employer. The Company is defending this lawsuit vigorously and management does not expect the disposition of this case will have a material adverse impact on the Company’s financial position or future results of operations.

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

11. STOCK OPTION PLANS

1994 Stock Option Plan—The SMI Board of Directors and stockholders adopted the Company’s 1994 Stock Option Plan (the 1994 Plan) to attract and retain key personnel. The 1994 Plan expired by its terms on December 21, 2004 and no further options can be granted under that plan. As described below, the SMI Board of Directors adopted a new 2004 Stock Incentive Plan that was approved by stockholders. Approval of the 2004 Plan, and termination of the 1994 Plan, did not adversely affect rights under any outstanding stock options previously granted under the 1994 Plan. The 1994 Plan provided for granting options to purchase up to an aggregate of 4,000,000 shares of common stock to directors, officers and key employees of SMI and its subsidiaries. All options granted to purchase shares under this plan generally expire in ten years from grant date. All options provide for the purchase of common stock at a price as was determined by the Compensation Committee of the Board of Directors. The exercise price of all stock options granted through 2004 was the fair or trading value of the Company’s common stock at grant date. As more fully described below, all stock options granted in 2004 originally vested in equal installments over three years and are now fully vested, and all stock options granted before 2004 were fully vested before acceleration in 2005.

2004 Stock Incentive Plan—In February 2004, the SMI Board of Directors adopted the 2004 Stock Incentive Plan (the 2004 Plan) that was approved by stockholders at the 2004 Annual Meeting. Approval of the 2004 Plan did not amend or modify the 1994 Plan. The 2004 Plan allows SMI, among other things, to continue to provide equity-based incentives to, and continue to attract and retain, key employees, directors and other individuals providing services to the Company. Awards under the 2004 Plan may be in the form of incentive stock options, non-statutory stock options or restricted stock. The 2004 Plan is administered by the Compensation Committee of the Board of Directors who has full authority to select recipients of awards granted, to determine award types and sizes, and to determine and amend the terms, restrictions and conditions of awards. For awards granted to non-employee directors, the Board of Directors shall have the authority otherwise provided to the Compensation Committee. The Compensation Committee also may amend the terms of outstanding awards. However, no amendment, suspension or termination of the 2004

Speedway Motorsports, Inc. Annual Report on Form 10-K
85

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Plan or amendment of outstanding awards may materially adversely affect previously granted awards without consent of the award recipient. The 2004 Plan is scheduled to terminate ten years from adoption in February 2004.

Under the 2004 Plan, 2,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (1) no more than 1,000,000 shares may be granted in the form of restricted stock awards; (2) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (3) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (4) in the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. At December 31, 2005, approximately 2,067,000 shares are available for future grant. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. For incentive stock options granted to holders of more than 10% (directly or by attribution through relatives or entities having holder ownership interest) of the total combined voting power of all classes of Company stock, the exercise price may not be less than 110% of the fair or trading value of the Company’s common stock at, and exercise periods may not exceed five years from, the option grant date. Fair value under the 2004 Plan is generally the NYSE’s closing price for the Company’s common stock on grant date. The option exercise price may be paid in cash, or if permitted by the Compensation Committee, in shares of Company common stock owned by the option holder.

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

In 2004 and 2005, the exercise price of all stock options granted under the 2004 Plan was the fair or trading value of the Company’s common stock at grant date and expire ten years from grant date. All stock options granted in 2004 originally vested in equal installments over three years and are now fully vested after acceleration of vesting in 2005. Stock options granted in 2005 vest in equal installments over three years or immediately. There were no awards of restricted stock under the 2004 Plan in 2004 or 2005.

Effective October 19, 2005, the Company’s Board of Directors approved the accelerated vesting of all outstanding, unvested stock options granted under the 1994 Plan and the 2004 Plan, and associated employee stock option agreements were amended. All other terms and conditions of the options remain the same. Unvested options to purchase 485,850 shares of common stock with an exercise price of $37.00 per share became exercisable upon vesting acceleration. This accelerated vesting is expected to reduce non-cash compensation expense that would have been recorded in future periods following application of SFAS No. 123R “Shared-Based Payment”, as further described above in “Note 2—Recently Issued Accounting Standards”, which is effective for the Company beginning January 1, 2006.

Speedway Motorsports, Inc. Annual Report on Form 10-K
86

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Formula Stock Option Plan—The Company’s Board of Directors and stockholders adopted the Formula Stock Option Plan for the benefit of the Company’s outside directors. The plan authorizes options to purchase up to an aggregate of 800,000 shares of common stock. At December 31, 2005, options for 340,000 shares are available for future grant. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share at award date. All options to purchase shares under this plan generally vest in six months, and expire ten years, from grant date. As of January 3, 2006, the Company granted options to purchase 10,000 shares to each of the five outside directors at an exercise price per share of $34.97 which equaled market value at date of grant.

Other option information regarding the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for 2003 through 2005 is summarized as follows (shares in thousands):

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
Activity	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2003	2,288	$3.75-$41.13	$21.53	—	—	—	310	$14.94-$27.88	$24.13
Granted	500	25.19-29.64	28.60	—	—	—	40	26.06	26.06
Cancelled	(9)	18.85-33.81	27.37	—	—	—	—	—	—
Exercised	(425)	3.75-26.36	11.41	—	—	—	(20)	20.63	20.63

Outstanding, December 31, 2003	2,354	3.75-41.13	24.84	—	—	—	330	14.94-27.88	24.47
Granted	160	31.05-37.00	36.63	357	$37.00	$37.00	40	28.77	28.77
Cancelled	(7)	26.36-33.81	30.04	—	—	—	—	—	—
Exercised	(857)	3.75-33.81	19.33	—	—	—	(20)	24.38	24.38

Outstanding, December 31, 2004	1,650	18.85-41.13	28.82	357	37.00	37.00	350	14.94-28.77	24.96
Granted	—	—	—	98	38.97	38.97	50	38.18	38.18
Cancelled	(7)	22.38-33.81	28.66	(22)	37.00	37.00	—	—	—
Exercised	(265)	18.85-33.81	25.29	(2)	37.00	37.00	(20)	14.94	14.94

Outstanding, December 31, 2005	1,378	$18.85-$41.13	$29.50	431	$37.00-38.97	$37.45	380	$20.63-$38.18	$27.23

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
		Weighted Average			Weighted Average			Weighted Average
Exercisable	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs
December 31, 2003	1,911	$23.90	5.5	—	—	—	330	$24.47	6.1
December 31, 2004	1,500	$28.00	6.0	—	—	—	350	$24.96	5.6
December 31, 2005	1,378	$29.50	5.4	379	$37.24	9.1	380	$27.23	5.4

Speedway Motorsports, Inc. Annual Report on Form 10-K
87

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Options outstanding and exercisable for the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan combined as of December 31, 2005 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number Outstanding	Exercise Price	Remaining Contractual Life-In Years	Number Exercisable	Exercise Price	Remaining Contractual Life-In Years
$18.85-$20.63	126	$19.13	5.0	126	$19.13	5.0
22.31-22.38	115	22.34	5.0	115	22.34	5.0
23.00-24.38	246	23.40	1.8	246	23.40	1.8
25.19-26.36	287	26.09	6.9	287	26.09	6.9
26.88-29.13	315	28.43	4.4	315	28.43	4.4
29.64-33.81	274	30.42	7.3	274	30.42	7.3
37.00	483	37.00	9.0	483	37.00	9.0
38.18-41.13	343	40.08	6.2	291	40.28	5.5

$18.85-$41.13	2,189	$30.67	6.2	2,137	$30.47	6.1

Employee Stock Purchase Plan—The Company’s Board of Directors and stockholders adopted the SMI Employee Stock Purchase Plan (the ESPP) to provide employees the opportunity to acquire stock ownership. The authorized number of shares of common stock issuable under the ESPP is 800,000. At December 31, 2005, approximately 439,000 shares are available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether eligible employees electing to participate will be granted the right to purchase shares of common stock for the upcoming calendar year and, if granted, the number of shares available for purchase under each option. All employee grants are for the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in each calendar year, nor can an employee purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. Participating employees may designate a limited percentage of their annual compensation or directly contribute an amount for deferral as contributions to the Plan. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Grants may be exercised once at the end of each calendar quarter, and will be automatically exercised to the extent of each participant’s contributions. Grants that are unexercised expire at the end of each calendar year.

No shares were granted to employees under the ESPP for the calendar year 2005. Eligible participants were each granted the right to purchase up to 500 shares in each calendar year 2004 and 2003. In 2004 and 2003, employees purchased approximately 123,000 and 72,000 shares granted under the Plan at an average purchase price of $26.03 and $23.18, respectively.

12. EMPLOYEE BENEFIT PLANS

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to all Company employees who meet certain eligibility requirements. The Plan allows participants to elect contributions of up to 15% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants are fully vested in Company matching contributions after five years. The Company’s contributions to the Plan were $269,000 in 2005, $225,000 in 2004 and $199,000 in 2003.

Speedway Motorsports, Inc. Annual Report on Form 10-K
88

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The Speedway Motorsports, Inc. Deferred Compensation Plan commenced in 2005 and is available to all Company employees who meet certain eligibility requirements. This plan allows participants to elect to defer up to 75% of their base salary and up to 100% of their annual bonus and such other cash compensation, if any, as permitted by the Plan Administrator. The Company may make discretionary contributions for any one or all eligible employees by crediting to such employee’s account an amount determined by the Company. Discretionary Company contributions, if any, shall be 100% vested following three years of service once first eligible to participate in this plan. There were no Company contributions in 2005.

Speedway Motorsports, Inc. Annual Report on Form 10-K
89

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

• Management Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The following is our management’s conclusion and report on our internal control over financial reporting as of December 31, 2005:

MANAGEMENT’S REPORT ON THE COMPANY’S INTERNAL CONTROL OVER FINANCIAL REPORTING

March 15, 2006

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
90

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

The management of Speedway Motorsports, Inc. assessed the Company’s internal control over financial reporting as of December 31, 2005, based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in accordance with standards of the Public Company Accounting Oversight Board (United States). Based on this assessment and specified criteria, the management of Speedway Motorsports, Inc. concluded that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting in the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

• Report of Independent Registered Public Accounting Firm. The following is the report of our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2005:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Speedway Motorsports, Inc.

Charlotte, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Report on the Company’s Internal Control Over Financial Reporting, that Speedway Motorsports, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all

Speedway Motorsports, Inc. Annual Report on Form 10-K
91

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Charlotte North Carolina

March 15, 2006

Item 9B. Other Information

No information to be reported.

Speedway Motorsports, Inc. Annual Report on Form 10-K
92

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item is furnished by incorporation by reference to all information under the captions titled “Corporate Governance”, “Election of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of the Shareholders to be held on April 19, 2006 (the “Proxy Statement”).

Item 11. Executive Compensation

The information required by this item is furnished by incorporation by reference to all information under the captions titled “Election of Directors” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the shares of SMI common stock issuable under all of SMI’s equity compensation plans as of December 31, 2005:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,189,000	$30.67	(2)	2,846,000	(3)
Equity compensation plans not approved by security holders—None	—	—		—

(1)	This category includes the 1994 Stock Option Plan, the 2004 Stock Incentive Plan, the Employee Stock Purchase Plan, and the Formula Stock Option Plan for Independent Directors. The 1994 Stock Option Plan expired on December 21, 2004 after which no further options can be granted under the plan; however, plan expiration did not adversely affect rights under any previously granted outstanding stock options. The 2004 Stock Incentive Plan was adopted upon stockholder approval at the 2004 Annual Meeting. See Note 11 to the Consolidated Financial Statements for additional information concerning these plans.
(2)	This amount does not include the exercise price of options outstanding under the Employee Stock Purchase Plan because the exercise price is not determinable as of the date of this Annual Report on Form 10-K. The exercise price to purchase shares of SMI common stock under such an option equals the lesser of 90% of the fair market value per share of SMI common stock on the grant date or 90% of the fair market value per share of SMI common stock on the exercise date.
(3)	No further options can be granted under the plan the 1994 Stock Option Plan which expired on December 21, 2004. Under the 2004 Stock Incentive Plan, an aggregate of 2,500,0000 shares of SMI common stock are reserved for issuance under restrictions that include: no more than 1,000,000 shares of restricted stock awards may be granted; no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and for restricted stock awards designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. Under the Employee Stock Purchase Plan and the Formula Stock Option Plan an aggregate of 800,000 shares of SMI common stock are reserved for issuance under each plan.

Speedway Motorsports, Inc. Annual Report on Form 10-K
93

The additional information required by this item is furnished by incorporation by reference to all information under the caption “General—Beneficial Ownership of Capital Securities” in the Proxy Statement.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
94

PART IV

Item 15. Exhibits and Financial Statement Schedules

The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits incorporated by reference in this report, are:

(a)	(1) Financial Statements:

See the Index to Financial Statements which appears on page 50 hereof.

(2) Financial Statement Schedules:

None. Required information is included in the financial statements and notes thereto.

(3) Exhibits:

Exhibits required in connection with this Annual Report on Form 10-K are listed below. Certain exhibits are incorporated by reference to other documents on file with the SEC with which they are physically filed, to be a part of this report as of their respective dates.

Exhibit Number	Description
3.1	Certificate of Incorporation of Speedway Motorsports, Inc. (“SMI”) (incorporated by reference to Exhibit 3.1 to SMI’s Registration Statement on Form S-1 filed December 22, 1994 (File No. 33-87740) of SMI (the “Form S-1”)).

3.2	Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form S-1).

3.3	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431) (the “November 1996 Form S-3”)).

3.4	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091) (the “September 1997 Form S-4”)).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2	Indenture dated as of May 16, 2004 among SMI, the guarantors named therein, and U.S. Bank National Association, as trustee (the “2004 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “June 2004 Form 10-Q”)).

4.3	Form of 6 3/4% Senior Subordinated Notes due 2013 (included in the 2004 Indenture)

*10.1	Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R. Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).

*10.2	Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and H.A. “Humpy” Wheeler, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.44 to the Form S-1).

*10.3	Speedway Motorsports, Inc. 1994 Stock Option Plan Amended and Restated May 9, 2002 (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed May 31, 2002 (File No. 333-89496).

Speedway Motorsports, Inc. Annual Report on Form 10-K
95

Exhibit Number	Description
*10.4	Speedway Motorsports, Inc. Formula Stock Option Plan Amended and Restated May 5, 1998 (incorporated by reference to Exhibit 4.1 to the Post Effective Amendment No. 2 to SMI’s Registration Statement on Form S-8 filed October 9, 2001 (File No. 333-49027)).

*10.5	Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and Restated as of May 3, 2000 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed March 24, 2000).

10.6	Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to Form S-1).

10.7	Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton Smith in favor of SMI (incorporated by reference to Exhibit 10.20 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.8	Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).

10.9	Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

10.10	Guaranty Agreement dated as of December 18, 1996 among SMI, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).

10.11	Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe’s Home Center’s, Inc., Lowe’s HIW, Inc. and Sterling Advertising Ltd. (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.12	Asset Purchase Agreement between Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and Levy Premium Foodservice Limited Partnership dated November 29, 2001 (the “Levy Asset Purchase Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.14 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

10.13	Amendment Number 1 to Levy Asset Purchase Agreement dated January 31, 2002 (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the 2001 Form 10-K).

10.14	Management Agreement by and between SMI, Levy Premium Foodservice Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (the “Levy Management Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to the 2001 Form 10-K).

10.15	Assignment of and Amendment to Levy Management Agreement dated January 24, 2002 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

10.16	Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy Premium Foodservice Limited Partnership (incorporated by reference to Exhibit 10.18 to the 2001 Form 10-K).

Speedway Motorsports, Inc. Annual Report on Form 10-K
96

Exhibit Number	Description
10.17	Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc. in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and SMI (incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K).

10.18	Naming Rights Agreement Between Sears Point Raceway, LLC and SMI, and Infineon Technologies North America Corp., dated June 11, 2002 (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed June 24, 2002).

10.19	Credit Agreement dated as of May 16, 2003 among SMI and Speedway Funding, LLC as borrowers, certain subsidiaries and related parties of SMI, as Guarantors, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (the “2003 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (“June 2003 Form 10-Q”)).

10.20	Pledge Agreement dated as of May 16, 2003 by SMI and the subsidiaries of SMI that are guarantors under the 2003 Credit Agreement, as pledgors, and Bank of America, N.A. as agent for the Lenders and a Lender under the 2003 Credit Agreement (incorporated by reference to Exhibit 10.2 to SMI’s June 2003 Form 10-Q).

10.21	Registration Rights Agreement dated as of May 16, 2003 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.3 to SMI’s June 2003 Form 10-Q).

10.22	Purchase Agreement dated May 8, 2003 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.4 to SMI’s June 2003 Form 10-Q).

*10.23	Description of Compensatory Arrangement with Mr. Marcus G. Smith (incorporated by reference to Exhibit 10.23 to the 2004 Form 10-K).

*10.24	Speedway Motorsports, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed April 28, 2004 (File No. 333-114965)).

*10.25	Form of Incentive Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed December 14, 2004).

*10.26	Form of Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on 8-K filed December 14, 2004).

10.27	Second Amendment to Credit Agreement dated as of March 15, 2005, relating to the 2003 Credit Agreement, by among SMI, Speedway Funding, LLC, and certain of SMI’s subsidiaries and related parties, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.28	Speedway Motorsports, Inc. Deferred Compensation Plan.

10.29	Agreement and Plan of Merger dated August 29, 2005 by and among SMISC, LLC, a Delaware limited liability company (“Parent”), Motorsports Authentics, Inc., an Arizona corporation (“Sub”) and a wholly owned indirect Subsidiary of Parent, Action Performance Companies, Inc., an Arizona corporation, and certain members of Parent (incorporated by reference to Exhibit 2.1 to SMI’s Current Report on Form 8-K filed August 30, 2005).

Speedway Motorsports, Inc. Annual Report on Form 10-K
97

Exhibit Number	Description
10.30	Third Amendment to Credit Agreement dated as of December 2, 2005, relating to the 2003 Credit Agreement, by among SMI and certain of its subsidiaries and related parties, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender.

21.1	Subsidiaries of SMI.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensation contract, plan or arrangement.

Speedway Motorsports, Inc. Annual Report on Form 10-K
98

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.	Date: March 15, 2006

BY: /S/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dates

/S/ O. BRUTON SMITH O. Bruton Smith	Chairman and Chief Executive Officer (principal executive officer)	March 15, 2006

/S/ H.A. WHEELER H.A. Wheeler	President, Chief Operating Officer and Director	March 15, 2006

/S/ WILLIAM R. BROOKS William R. Brooks	Executive Vice President, Treasurer, Chief Financial Officer (principal financial officer and accounting officer) and Director	March 15, 2006

/S/ MARCUS G. SMITH Marcus G. Smith	Executive Vice President of National Sales and Marketing and Director	March 15, 2006

/S/ WILLIAM P. BENTON William P. Benton	Director	March 15, 2006

/S/ MARK M. GAMBILL Mark M. Gambill	Director	March 15, 2006

/S/ JAMES P. HOLDEN James P. Holden	Director	March 15, 2006

/S/ ROBERT L. REWEY Robert L. Rewey	Director	March 15, 2006

/S/ TOM E. SMITH Tom E. Smith	Director	March 15, 2006

Speedway Motorsports, Inc. Annual Report on Form 10-K
99