Form 10-Q
period 2006-03-31
SPEEDWAY MOTORSPORTS INC
filed 2006-05-09
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 8, 2006, there were 43,846,479 shares of common stock outstanding.

This Quarterly Report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (1) statements in this Quarterly Report on Form 10-Q that reflect projections or expectations of the Company’s future financial or economic performance; (2) statements that are not historical information; (3) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Legal Proceedings”, “Controls and Procedures”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”; (4) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2006 and beyond; and (5) statements relating to the Company’s future capital projects, hosting of races, broadcasting rights, sponsorships, financing needs, petroleum or other commodities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in the Company’s 2005 Annual Report on Form 10-K, Item 1A “Risk Factors”. At this date, there have been no material changes to those risk factors. Forward-looking statements included in this report are based on information available to the Company as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking information contained in this report.

The Company’s website is located at www.speedwaymotorsports.com. The Company makes available free of charge, through its website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act. These reports are available as soon as reasonably practicable after the Company electronically files those materials with the SEC. The Company also posts on its website the charters of the Company’s Audit, Compensation, and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain other corporate governance materials contemplated by SEC or New York Stock Exchange regulations. The documents are also available in print, free of charge, to any requesting shareholder by contacting the Company’s corporate secretary at its executive offices.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$115,697	$117,888
Short-term investments	3,046	3,022
Accounts and notes receivable	89,319	39,138
Inventories	45,519	34,556
Prepaid expenses and other current assets	6,088	4,165
Deferred income taxes	2,520	2,519

Total Current Assets	262,189	201,288

Notes and Other Receivables:
Affiliates	7,524	8,822
Other	2,592	2,597
Other Assets	24,895	25,296
Property and Equipment, Net	988,524	979,652
Equity Investments in Associated Entities	138,676	136,842
Other Intangible Assets, Net	101,765	101,797
Goodwill	58,132	58,132

Total	$1,584,297	$1,514,426

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$6,389	$4,847
Accounts payable	24,515	18,772
Deferred race event income, net	119,556	101,966
Accrued income taxes	39,115	6,061
Accrued interest	7,602	2,464
Accrued expenses and other liabilities	22,844	26,553

Total Current Liabilities	220,021	160,663
Long-term Debt	423,794	425,388
Payable to Affiliate	2,594	2,594
Deferred Income, Net	11,815	11,869
Deferred Income Taxes	165,675	186,450
Other Liabilities	964	1,314

Total Liabilities	824,863	788,278

Commitments and Contingencies (Notes 2 and 8)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000, issued and outstanding—43,861,000 in 2006 and 43,891,000 in 2005	443	442
Additional Paid-in Capital	222,723	216,333
Retained Earnings	551,251	519,022
Accumulated Other Comprehensive Income	928	683
Treasury stock at cost, shares—438,000 in 2006 and 283,000 in 2005	(15,911)	(10,332)

Total Stockholders’ Equity	759,434	726,148

Total	$1,584,297	$1,514,426

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31:
	2006	2005
Revenues:
Admissions	$54,195	$32,207
Event related revenue	44,378	27,878
NASCAR broadcasting revenue	42,120	25,210
Other operating revenue	10,428	10,036

Total Revenues	151,121	95,331

Expenses and Other:
Direct expense of events	25,104	15,086
NASCAR purse and sanction fees	27,671	17,141
Other direct operating expense	7,694	8,610
General and administrative	20,479	17,224
Depreciation and amortization	10,070	9,268
Interest expense, net (Note 5)	5,872	5,949
Other expense (income), net	1,275	(920)

Total Expenses and Other	98,165	72,358

Income Before Income Taxes	52,956	22,973
Provision For Income Taxes	(20,727)	(8,937)

Net Income	$32,229	$14,036

Basic Earnings Per Share	$0.74	$0.32

Weighted Average Shares Outstanding	43,827	43,915

Diluted Earnings Per Share	$0.73	$0.32

Weighted Average Shares Outstanding	44,040	44,216

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2006	43,891	$442	$216,333	$519,022	$683	$(10,332)	$726,148
Net income	—	—	—	32,229	—	—	32,229
Fair market value adjustment to interest rate hedge, net of tax	—	—	—	—	233	—	233
Change in net unrealized gain on marketable equity securities, net of tax	—	—	—	—	12	—	12

Comprehensive income							32,474
Exercise of stock options	125	1	2,912	—	—	—	2,913
Tax benefit from exercise of stock options	—	—	2,881	—	—	—	2,881
Shared-based compensation	—	—	597	—	—	—	597
Repurchases of common stock at cost	(155)	—	—	—	—	(5,579)	(5,579)

Balance, March 31, 2006	43,861	$443	$222,723	$551,251	$928	$(15,911)	$759,434

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)(Unaudited)

	Three Months Ended March 31:
	2006	2005
Cash flows from operating activities:
Net income	$32,229	$14,036
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of property and equipment	245	(1,102)
Depreciation and amortization	10,070	9,268
Amortization of deferred income	(283)	(263)
Deferred income tax provision	(822)	(17)
Tax benefit from exercise of stock options	—	260
Share-based compensation	597	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(51,012)	(28,445)
Prepaid and accrued income taxes	13,598	8,511
Inventories	(11,033)	(780)
Prepaid expenses and other current assets	(1,923)	(1,369)
Accounts payable	7,983	5,449
Deferred race event income	17,590	46,512
Accrued expenses and other liabilities	848	4,588
Deferred income	245	244
Other assets and liabilities	1,546	354

Net Cash Provided By Operating Activities	19,878	57,246

Cash flows from financing activities:
Borrowings under long-term debt	—	3,153
Principal payments on long-term debt	(52)	(39)
Payments of loan amendment costs	—	(859)
Exercise of common stock options	2,913	1,811
Tax benefit from exercise of stock options	2,881	—
Repurchases of common stock	(5,579)	—

Net Cash Provided By Financing Activities	163	4,066

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Three Months Ended March 31:
	2006	2005
Cash flows from investing activities:
Capital expenditures	$(21,418)	$(30,988)
Advances to equity investees	(3,000)	—
Proceeds from sales of property and equipment	52	472
Increase in notes and other receivables:
Affiliates	(125)	(120)
Other	(123)	—
Repayment of notes and other receivables:
Affiliates	1,423	1,123
Other	959	3,631

Net Cash Used By Investing Activities	(22,232)	(25,882)

Net (Decrease) Increase In Cash and Cash Equivalents	(2,191)	35,430
Cash and Cash Equivalents at Beginning of Period	117,888	216,731

Cash and Cash Equivalents at End of Period	$115,697	$252,161

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$1,766	$1,329
Cash paid for income taxes	6,841	478
Supplemental Non-Cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	(2,240)	223

See notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries (SMI Properties), 600 Racing, Inc. (600 Racing), Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA LLC a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “six” speedways exclude NCS, where no National Association for Stock Car Auto Racing, Inc. (NASCAR) sanctioned races are being held at this time.

See Note 1 to the December 31, 2005 Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for further description of the Company’s business operations, properties and scheduled events.

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

Action Performance. In December 2005, an indirect subsidiary of SMISC named Motorsports Authentics, Inc. purchased Action Performance Companies, Inc. (Action) for $13.00 per common share or approximately $245 million in cash plus transaction costs. Action is involved in the design, promotion, marketing and distribution of licensed merchandise with products including a broad range of motorsports related die-cast replica collectibles, apparel, gifts and other memorabilia, and has license agreements with many of the top NASCAR teams and drivers. Motorsports Authentics, Inc. merged with and into Action, with the surviving entity being Motorsports Authentics, Inc. The Company funded its share of the purchase price with available cash and cash equivalents.

At March 31, 2006, the operations of MA are comprised of Action and Team Caliber. MA is presently finalizing the purchase allocations for Team Caliber and Action, including valuation of intangible assets acquired and liabilities assumed. The acquisitions were not significant individually or combined. As of March 31, 2006, presenting summarized financial information on assets, liabilities and operating results of the investees was not required.

2. SIGNIFICANT ACCOUNTING POLICIES

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its 2005 Annual Report on Form 10-K.

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

Joint Venture Equity Investments—The equity method is used to account for investments in joint ventures and other associated entities in which the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%. As further described in Note 1, the Company’s 50% owned joint venture Motorsports Authentics is comprised of Action and Team Caliber. MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results so that reporting periods coincide. The Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements. The Company’s share of MA’s operating results for December 1, 2005 through February 28, 2006 are included in the Company’s first quarter 2006 consolidated statement of income. All significant intercompany profits or losses were eliminated in applying the equity method of accounting.

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

Bulk Petroleum Transactions—The Company, from time to time, is engaged in the purchase and sale of bulk petroleum and related products and commodity transactions with companies who conduct business in the United States and certain foreign countries. The Company enters into commodity hedges associated with petroleum products and utilizes letters of credit issued by recognized domestic and foreign financial institutions for the purchase and sale of bulk petroleum products. The Company also has profit and loss sharing arrangements with certain entities on the purchasing and selling of specified bulk petroleum products. The Company generally shares 30% to 50% of the profits and losses on the sale of specified products. Purchases, sales, commodity hedges and letters of credit hereafter are collectively associated with or referred to as “bulk petroleum transactions”. The Company evaluates the underlying transactional terms and conditions, along with associated accounting guidance, in determining whether revenues, costs, and operating profits or losses, including changes in the fair value of commodity hedges and shared profits and losses, from bulk petroleum transactions should be reported on a gross or net basis. Gross revenues and product and associated operating costs from bulk petroleum transactions are included in other operating revenue and other direct operating expense, respectively. The Company has a contract to supply petroleum products that is considered an energy supply contract, which expires June 30, 2006, and is treated as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The Company estimated the fair value of this derivative contract based on a pricing model using Nymex and gulf market prices, and determined that its fair value was not significant as of March 31, 2006 or December 31, 2005. Operating profits or losses associated with the trading contract are reported on a net basis in other operating revenue.

There were no bulk petroleum transactions reported on a gross basis in the three months ended March 31, 2006 or 2005. For bulk petroleum transactions reported on a net basis, associated billings for the three months ended March 31, 2006 totaled $48,314,000 and associated realized profits or losses on the derivative energy trading contract were not significant. There were no significant bulk petroleum transactions reported on a net basis in the three months ended March 31, 2005. As of March 31, 2006 and December 31, 2005, the Company is party to certain commodity fair value hedges associated with bulk petroleum inventory. These hedges are current liabilities having a fair market value of $2,949,000 as of March 31, 2006 and $238,000 as of December 31, 2005. The Company reports the changes in fair value, and settlement gains or losses, of hedge contracts in other operating revenue. For such hedges, net gains amounted to $1,799,000 for the three months ended March 31, 2006 and gains or losses were insignificant for the three months ended March 31, 2005.

Bulk petroleum transactions may involve concentrations of credit risk different from the Company’s motorsports operations. At March 31, 2006, the Company had credit risk concentration in receivables and inventories and certain inventory hedges associated with bulk petroleum sales and purchase transactions. Approximately $14,970,000 or 17% of the Company’s total accounts receivable are due from a relatively small number of petroleum industry customers in Central America. Also, at March 31, 2006, bulk petroleum inventory products aggregating $30,148,000 are located and managed by one vendor in Central America. The Company’s Credit Facility contains a separate sub-limit for standby letters of credit of up to $75,000,000 for use in bulk petroleum and other business transactions. As of March 31, 2006, the Company had outstanding standby letters of credit of approximately $67,725,000 associated with bulk petroleum transactions. Those letters of credit have since expired unused. Realization of receivables and inventories are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness, current and future market demand, regional and global market and economic conditions, including geopolitical situations in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds, global petroleum product supply and demand, regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs, and other factors. Default on payment by one or more customers, or should inventory not be realized or recovered, could have a material adverse impact on the Company’s operating results.

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

Food and Beverage Management Agreement—Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) have exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s six speedways and other outside venues under a long-term food and beverage management agreement. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The Company’s commission based net revenues associated with activities provided by the Levy Group are reported in event related revenue or other operating revenue depending on the venue at which provided.

Quarterly Reporting—The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at the Company’s speedways from time to time lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of its motorsports business.

The more significant racing schedule changes for the three months ended March 31, 2006 as compared to 2005 include the following:

•	BMS hosted a NASCAR NEXTEL Cup and a Busch Series race in the first quarter 2006 that were held in the second quarter 2005.

Recently Issued Accounting Standards—As of January 1, 2006, the Company implemented SFAS No. 123R “Shared-Based Payment” which, among other things, generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period, and applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date of January 1, 2006. The Company elected the modified prospective method of transitioning to SFAS No. 123R, and as of January 1, 2006 began recognizing compensation expense related to stock option and other share-based compensation grants, including immediate recognition for grantees who are retirement-eligible rather than ratably over the vesting period regardless of retirement-eligibility. All stock options granted under the Company’s 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. See Note 9 for additional information on the Company’s stock compensation plans, impact of adoption and required disclosures under SFAS No. 123R.

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

In February 2006, SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” was issued which, among other things, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. At this time, adoption of SFAS No. 155 is not expected to materially impact the Company’s financial statements or future results of operations.

Segment Disclosures—Each quarter the Company evaluates the possible effects of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” on its financial statement disclosures. The Company’s motorsports related operations: (1) comprise one operating segment and encompass all admissions, event related, NASCAR broadcasting, and other motorsports related souvenir merchandising operating revenues and associated expenses, and joint venture equity investee earnings or losses associated with motorsports merchandising; (2) encompass similar types and classes of customers and similar methods for providing or distributing motorsports related services, souvenirs and other merchandise; and (3) include all revenues and expenses associated with motorsports events and related promotional and merchandising activities conducted at Company and non-Company speedways. Other Company operations are comprised of non-motorsports and non-event related merchandising activities, principally for bulk petroleum transactions and micro-lubricants, that are not material relative to those of motorsports related operations. As such, management believes the Company has only one reportable segment.

2005 Gain on Sale of Land Held For Development—In the third quarter 2004, the Company sold certain land which management was developing and marketing. Other income, net for the three months ended March 31, 2005 reflects recognition of previously deferred gain of $1,062,000 from the 2004 sale which was being recognized into income using the installment method. The associated note receivable was collected in full in the first quarter 2005 resulting in gain recognition.

Income Taxes— At March 31, 2006 and December 31, 2005, the Company has significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the Internal Revenue Service (IRS), the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. As of March 31, 2006 and December 31, 2005, the change resulted in reclassifying noncurrent deferred income taxes of approximately $28,092,000 and $18,716,000 to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $56,185,000 in 2007 through 2008. Accelerated taxes of $18,716,000 were paid in 2005, after using alternative minimum tax credit carryforwards of approximately $9,109,000 in 2005. No accelerated taxes were paid in the three months ended March 31, 2006. Management believes the Company’s use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. Management believes filing the change in tax accounting method was the best course of action to minimize costs and uncertainty. Management anticipates that cash and cash equivalents and cash flow from operations will be sufficient to fund these payments. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over long periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s financial position or future results of operations. See Note 8 to the December 31, 2005 Consolidated Financial Statements for additional information on deferred tax liabilities and the 2005 tax accounting method change.

In February 2006, the IRS began performing a periodic examination of the Company’s federal income tax returns for the year ended December 31, 2003. While management has no reason to believe significant adjustments may result, the review is still underway and its outcome is presently undeterminable.

Reclassifications—Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES—Inventories consist of the following components (in thousands):

	March 31, 2006	December 31, 2005
Souvenirs and apparel	$8,922	$8,724
Finished vehicles, parts and accessories	5,206	4,985
Bulk petroleum, micro-lubricant™ and other	31,391	20,847

Total	$45,519	$34,556

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization, and at March 31, 2006 and December 31, 2005, inventories reflect provisions of $8,061,000 and $8,003,000. Those provisions pertain to inventories other than bulk petroleum inventories. Bulk petroleum inventories with specific costs aggregating approximately $30,148,000 and $19,697,000 were purchased for resale in the United States and certain foreign countries as of March 31, 2006 and December 31, 2005. The Company is pursuing sales arrangements whose ultimate selling prices are not finalized; however, such inventory costs are expected to be substantially recovered upon resale in 2006. See Note 2 “Bulk Petroleum Transactions” for additional discussion on these activities.

4. GOODWILL AND OTHER INTANGIBLE ASSETS—Goodwill and other intangible assets represents the excess of business acquisition costs over the fair value of net assets acquired, and all such intangible assets are associated with the Company’s motorsports related activities and reporting unit. Acquired intangible assets are valued using the direct value method. The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. Nonamortizable intangible assets for race event sanctioning and renewal agreements and driving school license agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. The Company evaluates goodwill and other intangible assets for possible impairment annually as of April 1, or when events or circumstances indicate possible impairment may have occurred. Management’s latest annual assessment of goodwill and other intangible assets as of April 1, 2006 indicated there had been no impairment. There were no significant changes in the gross carrying values of other intangible assets or goodwill in the three months ended March 31, 2006 or 2005.

As of March 31, 2006 and December 31, 2005, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	March 31, 2006			December 31, 2005			Estimated Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Nonamortizable race event sanctioning and renewal agreements	$98,783	—	$98,783	$98,783	—	$98,783	—
Amortizable network and other media promotional contracts	3,320	$(338)	2,982	3,320	$(306)	3,014	30

Total	$102,103	$(338)	$101,765	$102,103	$(306)	$101,797

5. LONG-TERM DEBT

Bank Credit Facility—The Company has a long-term, senior revolving credit facility and term loan (collectively, the Credit Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility: (i) provides for borrowings in an aggregate principal amount of up to $250,000,000, and includes separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for standby letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75,000,000, increasing up to $150,000,000 subject to maintaining certain financial covenants; (iv) annual capital expenditures are limited to $80,000,000, plus up to an additional $150,000,000 for certain specified capital expenditures during the two-year period of fiscal 2005 and 2006; (v) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vi) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the Credit Facility term. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the Credit Facility, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

The Credit Facility contains a number of affirmative and negative financial covenants. These financial covenants require the Company to maintain certain ratios of funded debt to EBITDA, funded senior debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, making specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, sales of assets, and the incurrence of debt. Indebtedness under the Credit Facility is guaranteed by all operative Company subsidiaries except Oil-Chem (the “Guarantors”), and is secured by a pledge of all the capital stock and limited liability company interests, as the case may be, of the Guarantors. The Credit Facility also contains certain limitations on cash expenditures to acquire additional motor speedways without lender consent.

The Term Loan, initially in the aggregate principal amount of $50.0 million, is being amortized by quarterly payments commencing in 2006 through final maturity in 2010. Quarterly principal payments are due under the term loan as follows (for annual periods ending March 31): $6,250,000 in 2007, $12,500,000 in 2008, $12,500,000 in 2009, and $18,750,000 in 2010. At March 31, 2006 and December 31, 2005, outstanding borrowings under the revolving credit facility were $50,000,000 and under the term loan were $50,000,000. As of March 31, 2006, outstanding standby letters of credit amounted to $68,897,000 associated principally with bulk petroleum transactions (see Note 2), and the Company could borrow up to an additional $131,103,000 under the Credit Facility.

Senior Subordinated Notes—In May 2003, the Company completed a private placement of 6 3/4% Senior Subordinated Notes due 2013 in the aggregate principal amount of $230,000,000, filed a registration statement in August 2003 to exchange these notes for substantially identical notes registered under the Securities Act, and completed the exchange offer in September 2003. These 2003 notes were issued at par, and net proceeds, after commissions and fees, approximated $224,200,000. Such proceeds, along with borrowings under the Credit Facility, were used to fully redeem the Company’s former senior subordinated notes in June 2003. In July 2004, the Company completed a private placement of an $100,000,000 add-on offering to the $230,000,000 Senior Subordinated Notes issued in May 2003 to fund the North Carolina Speedway acquisition as further discussed in Note 2 to the December 31, 2005 Consolidated Financial Statements. The Company filed a registration statement in August 2004 to exchange these add-on notes for substantially identical registered notes and completed the exchange offer in October 2004. The add-on notes are identical to the Senior Subordinated Notes issued in May 2003 with the same interest rate, maturity, covenants, limitations, and other terms and are governed by the same indenture (hereafter both issuances are referred to as the Senior Subordinated Notes).

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

The Credit Facility and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledge of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of March 31, 2006. See Note 6 to the December 31, 2005 Consolidated Financial Statements for further information on the terms and conditions of the Credit Facility and the Senior Subordinated Notes.

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

Under the cash flow hedge, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $50,000,000. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. At March 31, 2006 and December 31, 2005, the Company has reflected a net derivative asset for this hedge of $1,509,000 and $1,128,000, and $922,000 and $689,000 in accumulated other comprehensive income, after income taxes of $587,000 and $439,000. In June 2005, the fair value hedge swap agreement was terminated and settled with a $501,000 net payment to the Company. The $501,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through May 2013. Interest expense adjustments reflected for the three months ended March 31, 2006 were insignificant. Interest expense reflects net settlement receipts totaling $83,000 in the three months ended March 31, 2006. There were no net settlement receipts or payments in the three months ended March 31, 2005.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended March 31:
	2006	2005
Gross interest costs	$7,333	$7,046
Less: capitalized interest costs	(429)	(173)

Interest expense	6,904	6,873
Interest income	(1,032)	(924)

Interest expense, net	$5,872	$5,949

Weighted-average interest rate on borrowings under bank revolving credit facility	5.8%	4.4%

6. PER SHARE AND OTHER EQUITY INFORMATION — The following schedule reconciles basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended March 31:
	2006	2005
Net income applicable to common stockholders and assumed conversions	$32,229	$14,036

Weighted average common shares outstanding	43,827	43,915
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	213	301

Weighted average common shares outstanding and assumed conversions	44,040	44,216

Basic earnings per share	$0.74	$0.32

Diluted earnings per share	$0.73	$0.32

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	42	22

Stock Repurchase Program — In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1,000,000 shares of the Company’s outstanding $.01 par value common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the three months ended March 31, 2006, the Company repurchased 155,000 shares of common stock for $5,579,000.

7. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at March 31, 2006 and December 31, 2005 include $1,053,000 and $1,042,000, including accrued interest, due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at March 31, 2006 and December 31, 2005 include $917,000 and $1,906,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman before July 30, 2002 and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to the Chairman that it would no longer make payments under the split-dollar life insurance trust arrangements or advances for his benefit.

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at March 31, 2006 and December 31, 2005 include $5,554,000 and $5,579,000 due from Sonic Financial. The amounts due were reduced from shared expenses net of accrued interest by $25,000 and $35,000 in three months ended March 31, 2006 and 2005. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before March 31, 2007, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2005 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances and decreases from repayments by and shared expenses with affiliates.

Notes and other receivables from affiliates at December 31, 2005 also include $295,000 due from a corporation that was a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. The amount was repaid in full during the three months ended March 31, 2006. The amount due was payable on demand and collateralized by certain personal property. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and the affiliate.

Amounts payable to affiliate at March 31, 2006 and December 31, 2005 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. For the three months ended March 31, 2006 and 2005, rent expense for 600 Racing approximated $49,000 each period, and for SMI Properties approximated $83,000 each period. The Company believes the leases contain terms more favorable to the Company than could be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMI Properties, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties. At March 31, 2006 and December 31, 2005, amounts owed to Chartown were not significant.

LVMS purchased new vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $92,000 and $213,000 in the three months ended March 31, 2006 and 2005. Vehicles sold to SAI in the three months ended March 31, 2005 approximated $65,000. No vehicles were sold in the three months ended March 31, 2006. The Company believes the purchase and sale terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At March 31, 2006 and December 31, 2005, there were no amounts due to or from SAI.

Oil-Chem sold zMax micro-lubricant™ product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $517,000 and $391,000 for the three months ended March 31, 2006 and 2005. At March 31, 2006, approximately $304,000 was due from SAI and amounts due at December 31, 2005 were not significant. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

SMI Properties purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from two entities owned by Motorsports Authentics, a 50% owned joint venture formed in August 2005 (see Note 1). In the three months ended March 31, 2006, merchandise purchases approximated $2,804,000 and merchandise sales and event related commissions approximated $1,635,000. The Company believes purchase, sale and commission terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. Net amounts owed to MA approximated $1,687,000 at March 31, 2006 and $739,000 at December 31, 2005.

With respect to the foregoing transactions, interest expense accrued on amounts payable to, and interest income earned on amounts due from, affiliates is summarized as follows (in thousands):

	Three Months Ended March 31:
	2006	2005
Interest expense	$33	$30
Interest income	124	120

8. LEGAL PROCEEDINGS AND CONTINGENCIES — The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

Legal Proceedings— On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMS, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure resulted from excessive interior corrosion resulting from improperly manufactured bridge components. Tindall Corporation designed, manufactured and constructed the portion of the pedestrian bridge that failed. Tindall contends that a product that Tindall purchased from Anti-Hydro International, Inc. and that Tindall incorporated into the bridge caused the corrosion. To date, 103 individuals claiming injuries from the bridge failure on May 20, 2000, had filed a total of 48 separate lawsuits. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The North Carolina state court lawsuits were consolidated before one judge. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge, and finding that Tindall was negligent. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and, therefore, LMS will be jointly and severally liable for future verdicts. In addition, the Court dismissed all claims for punitive damages in all lawsuits.

Currently, all but six lawsuits involving twelve individuals in connection with this incident have been resolved by the defendants. The final federal lawsuits settled in September 2003. The defendants reached state court settlements in one lawsuit with a plaintiff in September 2005, with claims being dismissed in October 2005. The claims of six individuals in five suits have been dismissed by the Trial Court and are now on appeal to the North Carolina Court of Appeals. The remaining lawsuits are still consolidated before one judge and are pending in Mecklenburg County. The Company is vigorously defending itself in the remaining cases, which are being tried solely on damages and are in discovery. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

Debra Kirwan and The Zone, Inc. filed a lawsuit against TSI in the United States District Court for the Eastern District of Pennsylvania on December 21, 2004. An answer and affirmative defenses were filed on May 2, 2005. TSI has noticed Aaron Clark Industries, Inc. of its obligations to indemnify TSI and is reserving all rights with respect to such claims. All other parties have answered, and Aaron Clark Industries has brought counterclaims. Additionally, QVC and Cynthia Zontek have brought third-party claims for indemnification against TSI. TSI has been fully abiding by its contractual obligations to indemnify QVC and Zontek. Discovery has been initiated and is ongoing. Plaintiffs claim the defendant conspired to misappropriate their potential “interactive storybook”. Plaintiffs’ claims include declaratory relief, false designation of origin, unfair competition and false advertising under the Lanham Act, false marking pursuant to the Patent Act, breach of fiduciary duties, breach of contract, violation of unfair trade practices and consumer protection law, misappropriation and conversion, civil conspiracy and fraud against TSI, QVC, Inc., Home Shopping Network, Aaron Clark Industries and Aaron Clark, individually. Plaintiff has not specified any amount of damages. TSI intends to deny the claims against it. In addition, TSI’s contract with QVC requires that TSI indemnify and hold QVC harmless against these claims. TSI and QVC intend to pursue a joint defense of the claims, although both will have separate counsel for the limited purpose of reviewing pleadings for any conflicting issues. TSI believes that it has meritorious defenses to plaintiffs’ claims and intends to vigorously defend itself against plaintiffs’ claims. This matter is currently set for trial on May 19, 2006. Management does not expect that the disposition of this case will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

The Company is involved in several lawsuits pending in North Carolina state court whereby various contractors are seeking to enforce liens against the Company based upon work allegedly performed by them under contracts with a third-party unrelated to the Company. The lawsuits seek foreclosure of the alleged liens against the Company’s property on which the liens have been filed. The liens being claimed range from approximately $1,300 to $1,298,000, with the total liens asserted amounting to approximately $4,400,000. The Company denies the claims in the lawsuits and is vigorously defending against them. Management does not expect that the disposition of the lawsuits will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

Jonie Shires filed a lawsuit against Bristol Motor Speedway and an employee Josh King in Tennessee federal court. The plaintiff alleges traumatic brain injury caused by an alleged blow to her head from a falling tent pole. The plaintiff seeks damages in the amount of $5,000,000. The Company is seeking indemnity from the plaintiff’s employer. The Company is defending this lawsuit vigorously and management does not expect the disposition of this case will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

The Company is a party to other litigation incidental to its business. Management does not believe the resolution of any or all of such litigation is likely to have a material adverse effect on the Company’s financial condition, future results of operations or cash flows.

Other Contingencies— LMS’s property includes areas used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992, but LMS currently allows certain property to be used for land clearing and inert debris landfilling (LCID). Landfilling for construction and demolition debris (C&D) has ceased on the LMS property. Management believes the Company’s operations, including the landfills on its property, comply with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

9. STOCK COMPENSATION PLANS AND ADOPTION OF SFAS NO. 123R “SHARED-BASED PAYMENT”

2004 Stock Incentive Plan — Awards under the 2004 Stock Incentive Plan (the 2004 Plan) may be in the form of incentive stock options, non-statutory stock options or restricted stock. Under the 2004 Plan, 2,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (1) no more than 1,000,000 shares may be granted in the form of restricted stock awards; (2) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (3) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (4) in the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. At March 31, 2006, approximately 2,052,000 shares are available for future grant. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate ten years from adoption in February 2004. The exercise price of all stock options granted under the 2004 Plan was the fair or trading value of the Company’s common stock at grant date and expire ten years from grant date. The Company granted options under the 2004 Plan to purchase 15,000 shares of common stock to a management employee as of February 7, 2006 at an exercise price per share of $35.68, which equaled market value at date of grant and vest in equal installments over three years. Stock options granted in 2005 vest immediately or in equal installments over three years. There were no awards of restricted stock under the 2004 Plan prior to 2006. As of March 1, 2006, the Company awarded 1,380 shares of restricted stock under the 2004 Plan at an award price per share of $36.25, which equaled market value at award date and vest in equal installments over three years. The restricted stock award is included in all stock option disclosures presented below.

1994 Stock Option Plan — The 1994 Stock Option Plan (the 1994 Plan) expired by its terms on December 21, 2004, and no further options can be granted under that plan. Adoption of the 2004 Plan described above, and termination of the 1994 Plan, did not adversely affect rights under any outstanding stock options previously granted under the 1994 Plan. All options granted to purchase shares under the 1994 Plan generally expire ten years from grant date. The exercise price of all stock options granted through 2004 was the fair or trading value of the Company’s common stock at grant date. All stock options granted under the 1994 Plan are fully vested.

As further described in Note 11 to the December 31, 2005 Consolidated Financial Statements, effective October 19, 2005, the Company’s Board of Directors approved the accelerated vesting of all then outstanding, unvested stock options granted under the 1994 Stock Option Plan and the 2004 Stock Incentive Plan. Unvested options to purchase 485,850 shares of common stock with an exercise price of $37.00 per share became exercisable upon vesting acceleration. This accelerated vesting is expected to reduce non-cash compensation expense that would have been recorded in future periods following application of SFAS No. 123R.

Formula Stock Option Plan —The Formula Stock Option Plan is for the benefit of the Company’s outside directors. The plan authorizes options to purchase up to an aggregate of 800,000 shares of common stock. At March 31, 2006, options for 290,000 shares are available for future grant. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share at award date. All options to purchase shares under this plan generally vest in six months, and expire ten years, from grant date. The Company granted options under the Formula Stock Option Plan to purchase 10,000 shares of common stock to each of five outside directors as of January 3, 2006 at an exercise price per share of $34.97 which equaled market value at date of grant and vest in six months.

Employee Stock Purchase Plan —The SMI Employee Stock Purchase Plan (the ESPP) provides employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At March 31, 2006, approximately 439,000 shares are available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether eligible employees electing to participate will be granted the right to purchase shares of common stock for the upcoming calendar year and, if granted, the number of shares available for purchase under each option. All employee grants are for the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in each calendar year, nor can an employee purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Grants may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for the calendar years 2006 or 2005.

Adoption of SFAS No. 123R “Shared-Based Payment” — As of January 1, 2006, the Company implemented SFAS No. 123R “Shared-Based Payment”, which is further described in Note 2, using the modified prospective method of transitioning to SFAS No. 123R, and began recognizing compensation expense related to stock option and other share-based compensation grants. Prior to January 1, 2006, the Company accounted for stock-based employee compensation using Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations, and applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB No. 123” and presented the pro forma effect on net income and earnings per share based on the fair value recognition provisions of SFAS No. 123R for periods prior to adoption. Under the modified prospective transition method, share-based compensation cost is recognized for unvested share-based awards granted before January 1, 2006 based on the grant date fair value estimated using the original provisions of SFAS No. 123 and (2) compensation cost for share-based awards granted after January 1, 2006 based on grant-date fair value estimated using the provisions of SFAS No. 123R. All stock options granted under the Company’s 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. Based on the terms of these stock option plans and the ESPP, no share-based compensation cost has been reflected in net income for these plans in prior to January 1, 2006.

Adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements, results of operations or cash flows, or the assumptions used for computing grant-date fair values. For the three months ended March 31, 2006, share-based compensation expense totaled $597,000 before income taxes of $234,000 and is included in general and administrative expense. There were no significant unvested awards granted to retirement-eligible employees prior to January 1, 2006 that required compensation expense recognition. Prior period results were not restated. Prior to adoption of SFAS No. 123R, the Company presented the tax benefits from stock option exercises in cash flows from operations on the Consolidated Statement of Cash Flows in accordance with applicable accounting standards. SFAS No. 123R requires classification of cash flows resulting from such tax benefits, including those pertaining to restricted stock awards, if any, in cash flows from financing activities on a prospective basis. In determining excess additional paid-in-capital upon adoption of SFAS No. 123R, the Company utilized the simplified alternative provided in FASB Staff Position FAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. To date, stock option and restricted stock awards have been issued with new shares of the Company’s common stock.

The following table illustrates the pro forma effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123R to share-based employee compensation for the three months ended March 31, 2005. The fair value of stock option grants under the 1994 Stock Option, 2004 Stock Incentive and Formula Stock Option plans is estimated using various factors and assumptions described below and amortized into expense over the associated vesting periods (in thousands, except per share amounts):

Three Months Ended March 31: 2005
Net income as reported	$14,036
Less: Share-based compensation expense for 2005 determined using fair value method for all awards net of taxes	(510)

Pro forma net income	$13,526

Basic earnings per share:
As reported	$0.32
Pro forma	$0.31
Diluted earnings per share:
As reported	$0.32
Pro forma	$0.31

The fair value of stock option grants for the 1994 Stock Option, 2004 Stock Incentive and Formula Stock Option plans is estimated on grant date using the Black-Scholes option-pricing model based on the following factors and assumptions. Expected volatility is based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises, forfeitures and employee terminations within the pricing model. Employee groups have similar historical exercise experience and are combined for valuation purposes. The expected term of granted options is estimated based on historical exercise experience and represents the time period that granted options are expected to be outstanding. Risk-free interest rates for periods within the expected life of options are based on the US Treasury yield curve in effect at the time of grant. The Company believes the pricing model and approach utilized to develop the underlying assumptions are appropriate for estimating the fair values of shared-based awards. These fair value and other estimates are not intended to predict future events or value ultimately realizable by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of original estimates.

	Three Months Ended March 31:
	2006	2005
Options granted	65,000	50,000
Weighted average grant-date fair values	$10.06	$9.52
Total intrinsic value of options exercised	$907,000	$593,000
Expected volatility	28.0%	24.2%
Risk-free interest rates	4.4%	3.6%
Expected lives (in years)	4.6	4.6
Dividend yield	0.9%	0.8%

Options outstanding and exercisable for the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan combined as of March 31, 2006 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number Outstanding	Exercise Price	Remaining Contractual Life-In Years	Number Exercisable	Exercise Price	Remaining Contractual Life-In Years
$18.85-$20.63	116	$19.16	4.7	116	$19.16	4.7
22.31-22.38	108	22.34	4.8	108	22.34	4.8
23.00-24.38	159	23.58	1.9	159	23.58	1.9
25.28-26.36	271	26.12	6.6	271	26.12	6.6
26.88-29.13	315	28.43	4.1	315	28.43	4.1
29.64-31.05	222	29.70	7.8	222	29.70	7.8
33.81-35.68	111	34.58	7.3	46	33.81	4.0
37.00	482	37.00	8.8	482	37.00	8.8
38.18-41.13	338	40.06	5.9	286	40.26	5.3

$18.85-$41.13	2,122	$31.21	6.2	2,005	$30.88	6.0

See Note 11 to the December 31, 2005 Consolidated Financial Statements for additional information and terms of the Company’s stock incentive, stock option and employee stock purchase plans.

The following is a summary of vested and non-vested option activity regarding the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan during the three months ended March 31, 2006 (shares and aggregate intrinsic value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Vested and Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	1,378	$$29.50	5.4	$12,089	431	$37.45	9.2	$3,693	380	$27.23	5.4	$3,285
Granted	—	—	—	—	15	35.68	10.0	150	50	34.97	0.5	495
Expired, forfeited or cancelled	(8)	36.32	—	(99)	—	—	—	—	—	—	—	—
Exercised	(123)	23.29	—	(899)	(1)	37.00	—	(8)	—	—	—	—

Outstanding, March 31, 2006	1,247	$30.07	5.4	$11,091	445	$37.39	9.0	$3,835	430	$28.13	5.7	$3,780

Exercisable, March 31, 2006	1,247	$30.07	5.4	$11,091	378	$37.24	8.9	$3,106	380	$27.23	5.2	$3,285

As of March 31, 2006, there was approximately $902,000 of total unrecognized compensation cost related to nonvested shared-based awards granted under the 2004 Plan and the Formula Plan that is expected to be recognized over a weighted-average period of 0.8 years. There were no share-based awards that vested in the three months ended March 31, 2006 or 2005. There were no capitalized share-based compensation costs at March 31, 2006. The following is a summary of non-vested option activity regarding the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan during the three months ended March 31, 2006 (shares and weighted average grant-date fair value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant- date Fair Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant- date Fair Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant- date Fair Value
Non-vested, January 1, 2006	—	—	—	—	52	$38.97	9.9	$579	—	—	—	—
Granted	—	—	—	—	15	35.68	10.0	150	50	$34.97	0.3	$495
Vested	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—	—	—	—	—

	—	—	—	—
Non-vested, March 31, 2006	—	—	—	—	67	$38.23	9.8	$729	50	$34.97	0.3	$495

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read along with the Consolidated Financial Statements and Notes.

OVERVIEW

The Company’s revenues and expenses are classified in the following categories because they are important to, and used by, management in assessing operations: admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all of our events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, driving school and karting revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR sanctioned events held at the Company’s speedways.

“Other operating revenue” includes: revenues of TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; certain merchandising revenues of SMI Properties and its wholly-owned subsidiary, MBM, a wholesale and retail mail-order distributor of racing and other sports related souvenir merchandise and apparel; bulk petroleum transactions; Legends Car and parts sales of 600 Racing; restaurant, catering and membership income from the Speedway Clubs at LMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant™; and industrial park and office rentals. The Company’s share of the profits or losses of the Motorsports Authentics merchandising joint venture is included in “other income or expense” and will be reported separately if and when significant. The Company’s revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than souvenir sales, as well as sales of TSI, Legends Cars, Oil-Chem, SMI Trackside, MBM, bulk petroleum transactions or other operating revenues.

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

Seasonality and Quarterly Results

In 2006, the Company plans to hold 19 major annual racing events sanctioned by NASCAR, including 11 NEXTEL Cup and eight Busch Series racing events. The Company also plans to hold two Indy Racing League (IRL) racing events, seven NASCAR Craftsman Truck Series racing events, two International Race of Champions (IROC) racing events, four major National Hot Rod Association (NHRA) racing events, and three World of Outlaws (WOO) racing events. In 2005, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 NEXTEL Cup and eight Busch Series racing events, two IRL racing events, seven NASCAR Craftsman Truck Series racing events, four major NHRA racing events, one Champ Car World Series (formerly known as CART) (CCWS) racing event, two IROC racing events, and two WOO racing events. The Company’s business has been, and is expected to remain, highly seasonal.

The Company sometimes produces minimal operating income during the third quarter when it hosts only one major NASCAR race weekend. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three months ended March 31, 2006 and 2005 are not indicative of results that may be expected for the entire year because of such seasonality.

Set forth below is certain comparative summary information with respect to the Company’s scheduled major NASCAR-sanctioned racing events for 2006 and 2005, and reflects that BMS hosted a NASCAR NEXTEL Cup and a Busch Series race in the first quarter 2006 that were held in the second quarter 2005.

	Number of scheduled major NASCAR-sanctioned events
	2006	2005
1st Quarter	6	4
2nd Quarter	6	8
3rd Quarter	2	2
4th Quarter	5	5

Total	19	19

Near-term Operating Factors

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors:

General Factors and Current Operating Trends –The Company’s year-to-date results for the 2006 race season reflect ongoing increases in sponsorship, luxury suite rentals, advertising and other corporate event related revenues. All of the Company’s 2006, and most of its 2007, NASCAR NEXTEL Cup and Busch event sponsorships are already sold, and pre-sales for other corporate event related revenues are showing similar trends. For the Company’s upcoming 2006 events, tickets and luxury suites are essentially sold-out for BMS’s August 2006 NEXTEL Cup event, while ticket sales at AMS are approximately equal, and at LMS and TMS are slightly below, ticket sales at the same time last year. Ticket and other sales can be negatively impacted after an inaugural race such as TMS’s additional NASCAR NEXTEL Cup and Busch Series racing events first held in November 2005. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

The 2006 to-date broadcast television and cable ratings for the NASCAR NEXTEL Cup and Busch Series have shown new highs with significant increases over the prior year. Also, the 2005 “Chase for the Cup” – the last ten races of season – achieved strong ratings increases over the prior year. Management believes these rating increases bode well for SMI and its industry in the future. The Company’s net deferred race event income at March 31, 2006 as compared to March 31, 2005 reflects decreases from Bristol Motor Speedway holding NASCAR NEXTEL Cup and Busch Series racing events in the first quarter 2006 that were held in the second quarter 2005, and from advance payment of NASCAR purse and sanction fees for upcoming second quarter 2006 events to be held at Texas Motor Speedway that had not been paid at March 31, 2005 for similar events held in the second quarter 2005.

Fuel prices and interest rates have risen for various reasons, including geopolitical, economic and other factors and may continue to rise. Natural disasters such as Hurricanes Katrina and Rita can cause significant increases in fuel prices and significant adverse economic effects. The national incidents of September 11, 2001, along with the Iraq war and terrorism alerts, have raised a combination of operating factors rarely encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions surrounding racing events can have a negative effect on successive events in future periods because consumer demand can be affected by the success of past events. These factors affect consumer and corporate spending sentiment. Reduced consumer and corporate spending impacted the demand for souvenir, apparel and other merchandise at certain non-event company and outside venues, with related effects on event related and other operating revenues. Economic conditions could be severely affected by future actual or threatened events of a similar nature or other national, regional or local incidents, which could materially adversely affect the Company’s future operating results. While management believes the Company’s strong operating cash flow will continue, economic conditions, rising fuel prices, and the competitiveness of racing can affect ticket, corporate marketing, sponsorships and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, management decided not to increase many ticket and concession prices in 2006 to help foster fan support and mitigate any near-term demand weakness.

NASCAR Broadcasting Rights Agreement – Fiscal 2006 is the Company’s sixth year under the current multi-year consolidated domestic television broadcast rights agreement for NASCAR NEXTEL Cup and Busch Series events. Broadcasting revenues continue to be a significant long-term revenue source for the Company’s core business, representing approximately 26% of 2005 total revenues. Total contracted revenues under this domestic broadcast rights agreement, based on the current race schedule, are approximately $162.7 million in 2006. This reflects an increase of approximately $21.7 million or 15% over 2005.

A substantial portion of the Company’s recent profit growth has resulted from a significant increase in television revenues received from the arrangements NASCAR has made with various television networks. NASCAR ratings may also impact attendance at Company events and sponsorship opportunities. The current six-year NASCAR domestic television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX expire after 2006. NASCAR recently announced that it reached new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR NEXTEL Cup and Busch Series events for 2007 through 2014. NASCAR also announced that these agreements have a $4.48 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% average annual increase over the current contract annual average of $400 million. However, NASCAR announced that anticipated 2007 industry rights fees could range between approximately $470 million and $500 million, which are lower than the 2006 rights fees of approximately $574 million. No further details have been provided at this time. Although initially lower, this eight-year arrangement provides the Company with a significant increase in average annual contracted revenues through 2014. Management believes this new long-term contracted revenue source helps solidify the Company’s financial strength and stabilize our earnings and cash flows, and bodes well for SMI and its industry in the future.

Management also believes these new contracts have long-term strategic benefits. For instance, over the past several years major sports programming has begun to shift between network and cable. Cable broadcasters can support a higher investment through subscriber fees not available to networks, which is resulting in increased rights fees for these sports properties. However, cable reaches fewer households than network broadcasts. NASCAR’s decision to retain approximately two-thirds of its event schedule on network television is believed to be important to the sport’s future growth, and should continue to drive increased fan and media awareness for all three NASCAR racing series, which should help increase long-term attendance and corporate marketing appeal. Management believes ESPN’s involvement should result in the Busch Series benefiting from the improved continuity of season-long presence on ESPN, and motorsports in general should benefit from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to that ESPN provides with the other major sports.

Future changes in race schedules would impact these amounts. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, while television ratings for certain individual events may fluctuate from year to year for any number of reasons. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR may continue. The Company’s share of the television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis.

Accounting for Share-Based Compensation – As of January 1, 2006, the Company implemented SFAS No. 123R “Shared-Based Payment” which, among other things, generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period, and applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date of January 1, 2006. The Company elected the modified prospective method of transitioning to SFAS No. 123R, and as of January 1, 2006 began recognizing compensation expense related to stock option and other share-based compensation grants, including immediate recognition for grantees who are retirement-eligible rather than ratably over the vesting period regardless of retirement-eligibility. All stock options granted under the Company’s 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. As further described in Note 11 to the December 31, 2005 Consolidated Financial Statements, effective October 19, 2005, our Board of Directors approved the accelerated vesting of all then outstanding, unvested stock options granted under our 1994 Stock Option Plan and 2004 Stock Incentive Plan. This accelerated vesting is expected to reduce non-cash compensation expense that would have been recorded in future periods following application of SFAS No. 123R. Adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements, results of operations or cash flows. See Note 9 to the Consolidated Financial Statements for additional information on the Company’s stock compensation plans, impact of adoption and required disclosures under SFAS No. 123R.

Income Taxes – As further described in Note 8 to the December 31, 2005 Consolidated Financial Statements, the Company has significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the IRS, the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. As of March 31, 2006 and December 31, 2005, the change resulted in reclassifying noncurrent deferred income taxes of approximately $28.1 million and $18.7 million to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $56.2 million in 2007 through 2008. Accelerated taxes of $18.7 million were paid in 2005, after using alternative minimum tax credit carryforwards of approximately $9.1 million in 2005. No accelerated taxes were paid in the three months ended March 31, 2006. Management believes the Company’s use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. Management believes the filing of the change in tax accounting method is the best course of action to minimize costs and uncertainty. Management anticipates that cash and cash equivalents and cash flow from operations will be sufficient to fund these payments. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over long periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s financial position or future results of operations.

Joint Venture Equity Investments – As further discussed in Note 1 to the Consolidated Financial Statements, in August 2005, the Company and ISC formed SMISC, LLC, an equally-owned joint venture, operating as an independent company named Motorsports Authentics, to produce, market and sell motorsports licensed merchandise. In September 2005, Motorsports Authentics acquired certain tangible and intangible assets and operations of Team Caliber, Inc. from Roush Corporation d/b/a Roush Racing, and entered into a long-term license with Roush Racing for exclusive and non-exclusive motorsports merchandise distribution for various racing drivers and teams in NASCAR NEXTEL Cup, Busch and Craftsman Truck Series. Team Caliber markets and distributes licensed motorsports merchandise, including die-cast replicas of motorsports vehicles, apparel, gifts and memorabilia through collectible, mass retail and trackside distribution channels. In December 2005, the joint venture purchased Action Performance Companies, Inc., the leader in design, promotion, marketing and distribution of licensed merchandise with products including a broad range of motorsports related die-cast replica collectibles, apparel, gifts and other memorabilia, and has license agreements with many of the top NASCAR teams and drivers. In addition, Action designs and sells products relating to other motorsports including the NHRA, Formula One and IRL and also has licenses to manufacture apparel and memorabilia for the National Basketball Association, Major League Baseball, and multiple other branded organizations. Action currently markets its products primarily through a combination of mass retail, domestic wholesale, trackside, international and collector’s clubs.

As further described in Note 2 to the Consolidated Financial Statements, the Company uses the equity method of accounting for its 50% ownership in MA, whose operations are presently comprised of Action and Team Caliber. The Company’s 50% share of MA’s operating results for December 1, 2005 through February 28, 2006 are included in the

Company’s first quarter 2006 consolidated statement of income. The Company’s investment in MA is sizable and its share of future associated profits or losses may or may not be significant. Resulting profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s NEXTEL Cup Series, competition for Action and Team Caliber products, and the success of Action and Team Caliber management in achieving sustained profitability and successful integration. Their ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. There may be increases in the Company’s investment in these associated entities, including additional equity contributions or loans to MA. The carrying value of these equity investments could become impaired for changes in profitability, operating cash flows, market and economic conditions, and other factors that could adversely impact their recovery.

Bulk Petroleum Transactions – The Company, from time to time, is engaged in the purchase and sale of bulk petroleum and related products and commodity transactions with companies who conduct business in the United States and certain foreign countries. The Company also enters into commodity hedges associated with petroleum products and utilizes letters of credit issued by recognized domestic and foreign financial institutions for the purchase and sale of bulk petroleum products. The Company also has profit and loss sharing arrangements with certain entities on the purchasing and selling of specified bulk petroleum products. See Note 2 to the Consolidated Financial Statements for further information on the Company’s accounting policies, disclosures on revenues, commodity hedge fair values and other information associated with bulk petroleum transactions for the three months ended March 31, 2006 and 2005.

These bulk petroleum activities have comprised a relatively minor part of the Company’s business and its core business has been and remains motorsports. Management recognizes that this bulk petroleum business has financial and operational risks different from those of the Company’s core operations. However, many are risks ordinarily experienced by any new business, risks ordinarily associated with conducting business in foreign countries, as well as risks generally associated with petroleum products, commodities, hedging and similar transactions of this nature. Bulk petroleum transactions may involve concentrations of credit risk different from the Company’s motorsports operations. As further described in Note 2 to the Consolidated Financial Statements, the Company had credit risk concentration in receivables and inventories and certain inventory hedges associated with bulk petroleum sales and purchase transactions as of March 31, 2006. The Company’s Credit Facility contains a separate sub-limit for standby letters of credit of up to $75.0 million for use in bulk petroleum and other business transactions. As of March 31, 2006, the Company had outstanding standby letters of credit of approximately $67.7 million associated with bulk petroleum transactions. Those letters of credit have since expired unused. Realization of receivables and inventories are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness, current and future market demand, regional and global market and economic conditions, including geopolitical situations in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds, global petroleum product supply and demand, regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs, and other factors. Default on payment by one or more customers, or not fully realizing or recovering inventory, could have a material adverse impact on the Company’s operating results.

Bulk petroleum transactions may continue to occur in the near future, and they may or may not be significant. While revenues could become significant, resulting profit margins could be affected by market and other factors such as transaction, unrecoverable and other operating costs, and could be less than those on existing operations. The accounting for bulk petroleum, including underlying hedge, transactions can be affected by many factors, including contract terms, title transfer, settlement timing, underlying hedge terms and other transactional terms or conditions. Future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis. Mark-to-market accounting could be used for certain hedges and bulk petroleum purchases or supply contracts could constitute an energy contract that is deemed a derivative depending on the underlying transactional terms and conditions. Also, future gains or losses on such contracts could be significant depending on fluctuations in market prices of the associated covered petroleum products and timing differences between maturities of hedges and sales of petroleum products. Depending on settlement timing and other transactional factors, accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods. At this time, management is unable to determine whether resulting revenues or profits or losses could be material.

Non-Event Souvenir and Other Merchandising Revenues – Management intends to develop new merchandising opportunities, expand product offerings through electronic media promotional programming, and market racing and other sports-related souvenir merchandise and apparel with corporate customers and other third-party venues. The Company’s other operating revenues may increase depending on, among other factors, the success of such efforts, the success of motorsports, particularly NASCAR’s NEXTEL Cup Series, and future market demand, trends and competition for our non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside management’s control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization.

Reiterated 2006 Earnings Guidance – In connection with the Company’s first quarter 2006 earnings release, the Company confirmed its previous full year 2006 guidance of $2.45-$2.55 per diluted share assuming current industry and economic trends continue, and excluding its 50% share of Motorsports Authentics joint venture operating results, changes in the Company’s non-core businesses, capital expenditures exceeding current plans and other unforeseen factors.

Insurance Coverage – Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted from the national incidents on September 11, 2001, natural disasters and incidents such as the pedestrian bridge collapse at LMS in 2000. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. The Company has a material investment in property and equipment at each of its six speedway facilities that are generally located near highly populated cities and hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs, and further increases are possible. While management believes it has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, management cannot guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company’s speedway facilities could have a material adverse effect on its financial position, future results of operations or cash flows if asset damage and/or its liability were to exceed insurance coverage limits. The occurrence of additional incidents, and particularly incidents at sporting events, entertainment or other public venues, may significantly impair the Company’s ability to obtain such insurance coverage in the future. The Company uses a combination of insurance and self-insurance to manage various risks associated with its speedway and other properties, and motorsports events and other business risks.

The Company may increase the marketing of certain products using self-insured promotional warranty programs which could subject it to increased risk of loss should the number and amount of claims significantly increase. Also, as described in “Bulk Petroleum Transactions” above, the Company is conducting, and may further increase, bulk petroleum transactions for which customary insurance is obtained with experienced carriers. While management believes it has reasonable limits of property, casualty, and liability insurance in force, including coverage for environmental pollution and loss of or damaged cargo, management cannot guarantee that such coverage would be adequate should a significant incident occur. The occurrence of such an incident could have a material adverse effect on the Company’s financial position and future results of operations if damages, losses and/or its liability were to exceed insurance coverage limits. The Company has increased and may further increase its self-insurance limits which could subject the Company to increased risk of loss should the number of incidents, damages, casualties or other claims below such self-insured limits increase. While management believes it has reasonable self-insurance limits in place, management cannot guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on the Company’s financial position and future results of operations.

RESULTS OF OPERATIONS

The more significant racing schedule changes for the three months ended March 31, 2006 as compared to 2005 include the following:

•	BMS hosted a NASCAR NEXTEL Cup and a Busch Series race in the first quarter 2006 that were held in the second quarter 2005.

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

Total Revenues for the three months ended March 31, 2006 increased by $55.8 million, or 58.5%, over such revenues for the same period in 2005 due to the factors discussed below.

Admissions for the three months ended March 31, 2006 increased by $22.0 million, or 68.3%, over such revenue for the same period in 2005. This increase is due primarily to BMS hosting NASCAR-sanctioned NEXTEL Cup and Busch Series racing events in the first quarter 2006 that were held in the second quarter 2005. The increase is also due to continued growth in admissions at NASCAR-sanctioned racing events at LVMS held in the current period.

Admissions revenue for the current period was negatively impacted by poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS.

Event Related Revenue for the three months ended March 31, 2006 increased by $16.5 million, or 59.2%, over such revenue for the same period in 2005. This increase is due primarily to BMS hosting NASCAR NEXTEL Cup and Busch Series racing events in the first quarter 2006 that were held in the second quarter 2005. This increase is also due to increased sponsorship, display advertising, luxury suite rentals and other event related revenues associated with NASCAR-sanctioned racing events held in the current period, to higher ancillary broadcasting rights revenue, and to current period revenues of Jim Russell Group driving school (JRG) acquired in July 2005.

Event related revenues for the current period, particularly commissions from food and beverage sales and souvenir sales, were negatively impacted by poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS.

NASCAR Broadcasting Revenue for the three months ended March 31, 2006 increased by $16.9 million, or 67.1%, over such revenue for the same period in 2005. This increase is due primarily to NASCAR NEXTEL Cup and Busch Series racing events at BMS in the first quarter 2006 that were held in the second quarter 2005. The increase is also due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at AMS and LVMS in the current period.

Other Operating Revenue for the three months ended March 31, 2006 increased by $392,000, or 3.9%, over such revenue for the same period in 2005. This increase reflects bulk petroleum transactions, and to a lesser degree, higher Legends Car, Oil-Chem and Speedway Club revenues in the current period. The overall increase was partially offset by lower non-event merchandising revenues in the current period.

Direct Expense of Events for the three months ended March 31, 2006 increased by $10.0 million, or 66.4%, over such expense for the same period in 2005. This increase is due primarily to BMS hosting NASCAR NEXTEL Cup and Busch Series racing events in the first quarter 2006 that were held in the second quarter 2005. This increase is also due to higher operating costs associated with the growth in admissions and other event related revenues for NASCAR-sanctioned racing events held at AMS and LVMS in the current period, and to operating costs associated with current period revenues of JRG acquired in July 2005.

NASCAR Purse and Sanction Fees for the three months ended March 31, 2006 increased by $10.5 million, or 61.4%, over such expense for the same period in 2005. This increase is due primarily to NASCAR NEXTEL Cup and Busch Series racing events at BMS in the first quarter 2006 that were held in the second quarter 2005. This increase is also due to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held at AMS and LVMS in the current period.

Other Direct Operating Expense for the three months ended March 31, 2006 decreased by $916,000, or 10.6%, from such expense for the same period in 2005. This decrease is due to decreased operating costs associated with lower non-event merchandising revenues, and to lower advertising and other operating costs associated with Oil-Chem in the current period. The overall decrease was partially offset by increased operating costs associated with higher Legends Cars and Speedway Club revenues in the current period.

General and Administrative Expense for the three months ended March 31, 2006 increased by $3.3 million, or 18.9%, over such expense for the same period in 2005. This increase is due to increased operating costs associated with growth and expansion at the Company’s speedways and operations, to BMS hosting NASCAR NEXTEL Cup and Busch Series racing events in the first quarter 2006 that were held in the second quarter 2005, and to increased property taxes and utilities costs. The increase also reflects compensation expense associated with January 1, 2006 adoption of SFAS No. 123R “Share-Based Payment” as further discussed in Note 9 to the Consolidated Financial Statements.

Depreciation and Amortization Expense for the three months ended March 31, 2006 increased by $802,000, or 8.7%, over such expense for the same period in 2005. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities.

Interest Expense, Net for the three months ended March 31, 2006 and 2005 was $5.9 million, and reflects increased average interest rates on borrowings under the bank revolving credit facility and term loan, higher capitalized interest, and increased interest income earned from higher investment interest rates on lower average invested cash balances during the current period.

Other Expense (Income), Net. Other expense, net for the three months ended March 31, 2006 was $1.3 million compared to other income, net of $920,000 for the same period in 2005. The change reflects first quarter 2006 recognition of the Company’s share of joint venture equity investee operating results (see Note 2 to the Consolidated Financial Statements for additional information) and first quarter 2005 recognition of previously deferred gain on the sale of certain land in the third quarter 2004 which was being recognized into income using the installment method. The associated note receivable was collected in full in the first quarter 2005 resulting in gain recognition. No such gain was recognized in 2006. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the three months ended March 31, 2006 and 2005 was 39.1% and 38.9%, respectively.

Net Income for the three months ended March 31, 2006 increased by $18.2 million, or 129.6%, over such income for the same period in 2005. This change is due to the factors discussed above.

Liquidity and Capital Resources

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the three months ended March 31, 2006 resulted primarily from:

(1)	net cash provided by operations amounting to $19.9 million;

(2)	repurchases of common stock amounting to $5.6 million;

(3)	cash received on exercise of common stock options amounting to $2.9 million;

(5)	cash outlays for equity investments in associated entities amounting to $3.0 million;

(6)	cash received on repayments of notes and other receivables amounting to $2.4 million; and

(7)	cash outlays for capital expenditures amounting to $21.4 million.

Cash flows from operations in the three months ended March 31, 2006 compared to 2005 reflect: (1) increases in net income and decreases in net deferred race event income resulting from BMS holding NASCAR NEXTEL Cup and Busch Series racing events in the first quarter 2006 that were held in the second quarter 2005 as further discussed in “Results of Operations” above; (2) increases in bulk commodity receivables and inventory in 2006 as more fully discussed in “Near Term Operating Factors – Bulk Petroleum Transactions” above; and (3) decreases in net deferred race event income from advance payment of NASCAR purse and sanction fees for upcoming second quarter 2006 events to be held at Texas Motor Speedway that had not been paid at March 31, 2005 for similar events held in the second quarter 2005.

The Company had the following contractual cash obligations and other commercial commitments as of March 31, 2006 (in thousands):

	Payments Due By Period
	Total	Current	1-3 Years	3-5 Years	Thereafter
Contractual Cash Obligations:(1)
Current liabilities, excluding current maturities of long-term debt, deferred race event income and accrued income taxes	$54,961	$54,961	—	—	—
Long-term debt, including current maturities(2)	430,183	6,389	$25,044	$68,750	$330,000
Income taxes payable(3)	95,300	39,115	56,185	—
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	964	—	—	964	—
Interest on fixed rate debt obligations(1)	158,709	22,275	44,550	44,550	47,334
Operating leases	3,255	1,163	1,326	484	282

Total Contractual Cash Obligations	$745,966	$123,903	$127,105	$114,748	$380,210

	Commitment Expiration By Period
	Total	Current	1-3 Years	3-5 Years	Thereafter
Other Commercial Commitments:
Letters of credit	$68,897	$68,897	—	—	—
Contingent guarantee obligations	12,500	1,250	$2,500	$2,500	$6,250

Total Other Commercial Commitments	$81,397	$70,147	$2,500	$2,500	$6,250

(1)	Contractual cash obligations above exclude: (a) interest payments under the Company’s floating rate Revolving Credit Facility and Term Loan which had outstanding borrowings aggregating $100.0 million and average interest rates of 5.8% for the three months ended March 31, 2006 (cash paid for interest, net of amounts capitalized, was approximately $1.8 million in the three months ended March 31, 2006); (b) income taxes that may be paid in future years (cash paid for income taxes was approximately $6.8 million in the three months ended March 31, 2006); (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs other than those discussed below in Item No. 3; and (d) capital expenditures that may be made although not under contract as of March 31, 2006 (cash paid for capital expenditures was approximately $21.4 million in the three months ended March 31, 2006).
(2)	At March 31, 2006, includes required quarterly principal payments under the Term Loan aggregating (for annual periods ending March 31): $6.3 million in 2007, $12.5 million in 2008, $12.5 million in 2009, and $18.7 million in 2010.
(3)	Reflects current and noncurrent income taxes payable as of March 31, 2006, including accelerated amounts as more fully described above in “Near-term Operating Factors – Income Taxes”.

FUTURE LIQUIDITY

At March 31, 2006, the Company’s cash and cash equivalents totaled $115.7 million, short-term investments totaled $3.0 million, outstanding borrowings under the $250.0 million Revolving Credit Facility amounted to $50.0 million, and outstanding standby letters of credit amounted to $68.9 million. At March 31, 2006, the Company had availability for borrowing up to an additional $131.1 million, including up to an additional $6.1 in standby letters of credit, under the Credit Facility. At March 31, 2006, net noncurrent deferred tax liabilities totaled $165.7 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

The Company anticipates that cash from operations and funds available through the Credit Facility will be sufficient to meet its operating needs at least through 2007, including estimated planned capital expenditures, additional repurchases of common stock if any, income tax liabilities, payment of future dividends, if any, that may be declared, and any additional investments in or loans to its Motorsports Authentics joint venture. Based upon anticipated future growth and financing requirements, the Company may, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire our debt securities, and purchase its debt and equity securities, depending on liquidity, prevailing market conditions, and such factors as permissibility under the Credit Facility and Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility and the Senior Subordinated Notes agreements do not restrict the ability of the Company’s subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. While management expects to continue to generate positive cash flows from the Company’s existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, additional liquidity and other resources could be needed to fund continued growth, including the continued expansion and improvement of the Company’s speedways, other facilities and ancillary businesses.

Credit Facility—The Company’s Credit Facility, as amended, consists of a senior revolving facility (the Revolving Facility) and term loan (the Term Loan) provided by a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility provides for: (i) borrowings in an aggregate principal amount of up to $250.0 million, and includes separate sub-limits of $10.0 million for borrowings under 15-day swing line loans and $75.0 million for standby letters of credit; (ii) maturing March 2010; (iii) allowable annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, increasing up to $150.0 million subject to maintaining certain financial covenants; (iv) annual capital expenditures are limited to $80.0 million, plus up to an additional $150.0 million for certain specified capital expenditures during the two-year period of fiscal 2005 and 2006; (v) allowing the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vi) allowing the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the Credit Facility term. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the Credit Facility, subject to certain conditions on the date borrowed. The Term Loan, initially in the aggregate principal amount of $50.0 million, is being amortized by quarterly payments commencing in 2006 through final maturity in 2010. The Credit Facility contains a number of affirmative and negative financial covenants. These financial covenants require us to maintain certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), funded senior debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, making specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, sales of assets, and the incurrence of debt. Indebtedness under the Credit Facility is guaranteed by all operative Company subsidiaries except Oil-Chem (the Guarantors), and is secured by a pledge of all the capital stock and limited liability company interests, as the case may be, of the Guarantors. See Note 5 to the Consolidated Financial Statements for additional information.

Senior Subordinated Notes—The Senior Subordinated Notes mature on June 1, 2013 and interest is paid semi-annually June 1 and December 1. On or after June 1, 2008, the Company may redeem some or all of the Senior Subordinated Notes at any time at annually declining redemption premiums. On or before June 1, 2006, the Company may redeem up to 35% of the Senior Subordinated Notes with the proceeds from certain equity offerings at a redemption premium. In the event of a change of control, the Company must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest. The Indenture governing the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”), among other things, restricts the Company’s ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with affiliates; merge or consolidate; sell equity interests of subsidiaries; and sell, assign, transfer, lease, convey, or dispose of assets. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes Indenture and the Credit Facility agreement contain cross-default provisions. See Note 5 to the Consolidated Financial Statements for additional information.

Capital Expenditures—Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At March 31, 2006, the Company had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at its speedways. Similar to prior years, the Company continues to expand concessions, camping, restrooms and other fan amenities at certain facilities. In 2005, LVMS began construction of approximately 16,000 new permanent grandstand seats, for a net increase of approximately 11,000, that were completed in March 2006. In 2006, AMS began construction of approximately 12,000 new premium front-stretch and club-style permanent seats that are expected to be completed by October 2006. The Company plans to renovate and modernize certain infield garages, media centers, scoring towers and other facilities, resurface or modify the banking of certain speedways, and purchase additional land for expansion or development. The Company also plans to continue improving and expanding on-site roads and available parking, reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways. In March 2006, the Company announced construction plans for a 126-unit condominium project at LVMS, which would include trackside office space, banquet facilities, spa and health club and other amenities. Commencement of construction is subject to governmental approval and permitting processes, which could materially adversely affect the ultimate cost and timing of construction.

The estimated aggregate cost of capital expenditures in 2006 approximates $75.0 to $85.0 million. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

•	undetected soil or land conditions;

•	additional land acquisition costs;

•	increases in the cost of construction materials and labor;

•	unforeseen changes in design;

•	litigation, accidents or natural disasters affecting the construction site; and

•	national or regional economic changes.

In addition, the actual cost could vary materially from estimates if assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes, which if changed, could materially adversely affect the ultimate cost and timing of construction.

The Company also continually evaluates new opportunities that will add value for its stockholders, including the acquisition and construction of new speedway facilities, the expansion and development of existing bulk petroleum business, Legends Cars and Oil-Chem products and markets, and the expansion into new and complementary businesses.

Dividends—Any decision concerning the payment of common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 5 to the Consolidated Financial Statements, the Credit Facility allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, and increasable up to $150.0 million, subject to maintaining certain financial covenants. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants.

Stock Repurchase Program—In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1.0 million shares of outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5 to the Consolidated Financial statements), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. In the three months ended March 31, 2006, the Company repurchased 155,000 shares of common stock for approximately $5.6 million, and could repurchase up to an additional 562,500 shares under the current authorization as of March 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding letters of credit of $68.9 million associated principally with bulk petroleum transactions and contingent guarantee obligations of $12.5 million as of March 31, 2006. As further described in “Near-term Operating Factors” above, the Credit Facility provides for a separate sub-limit for standby letters of credit to $75.0 million for use in the Company’s bulk petroleum and other business transactions. The Company presently does not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 2006, the Company implemented SFAS No. 123R “Shared-Based Payment” which, among other things, generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period, and applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date of January 1, 2006. The Company elected the modified prospective method of transitioning to SFAS No. 123R, and as of January 1, 2006 began recognizing compensation expense related to future stock option and other share-based compensation grants, including immediate recognition for grantees who are retirement-eligible rather than ratably over the vesting period regardless of retirement-eligibility. All stock options granted under the Company’s 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. See Note 9 to the Consolidated Financial Statements for additional information on the Company’s stock compensation plans, impact of adoption and required disclosures under SFAS No. 123R.

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

In February 2006, SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” was issued which, among other things, permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. At this time, adoption of SFAS No. 155 is not expected to materially impact the Company’s financial statements or future results of operations.

Segment Disclosures—Each quarter the Company evaluates the possible effects of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” on its financial statement disclosures. The Company’s motorsports related operations: (1) comprise one operating segment and encompass all admissions, event related, NASCAR broadcasting, and other motorsports related souvenir merchandising operating revenues and associated expenses, and joint venture equity investee earnings or losses associated with motorsports merchandising; (2) encompass similar types and classes of customers and similar methods for providing or distributing motorsports related services, souvenirs and other merchandise; and (3) include all revenues and expenses associated with motorsports events and related promotional and merchandising activities conducted at Company and non-Company speedways. Other Company operations are comprised of non-motorsports and non-event related merchandising activities, principally for bulk petroleum transactions and micro-lubricants, that are not material relative to those of motorsports related operations. As such, management believes the Company has only one reportable segment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—The Company’s financial instruments with interest rate risk exposure consist of cash and cash investments, notes receivable, the Revolving Facility and the Term Loan, and an interest rate swap agreement that are sensitive to changes in interest rates. A change in interest rates of one percent on floating notes receivable and debt balances outstanding at March 31, 2006, excluding the interest rate swap, would cause an approximate change in annual interest income of $59,000 and annual interest expense of $1.0 million.

As discussed in Note 5 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction that is designated as a cash flow hedge of underlying variable rate debt obligations. The cash flow hedge swap agreement has notional amounts, interest payments and maturity dates that match the underlying debt. The swap has a principal notional amount of $50.0 million, provides for quarterly settlement and expires corresponding with the underlying hedged debt term. At March 31, 2006 and December 31, 2005, the Company has reflected a net derivative asset for this hedge of approximately $1.5 million and $1.1 million, and $922,000 and $689,000 in accumulated other comprehensive income. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

As discussed in “Liquidity and Capital Resources” above and Note 5 to the Consolidated Financial Statements, the Credit Facility has a revolving credit facility overall borrowing limit of $250.0 million, separate sub-limits for 15-day swing line loans of $10.0 million and for standby letters of credit of $75.0 million, matures March 2010, and interest is based at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%.

Equity Price Risk — The Company has marketable equity securities, all classified as “available for sale” which are included in other noncurrent assets. Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification. The carrying value of marketable equity securities amounted to $223,000 and $204,000 at March 31, 2006 and December 31, 2005.

Other Market Risk—As further described in Note 2 to the Consolidated Financial Statements – “Bulk Petroleum Transactions”, the Company is party to certain commodity hedges associated with bulk petroleum inventory that have a fair market value (liabilities) of $2.9 million at March 31, 2006 and $238,000 at December 31, 2005. Counterparties for these commodity hedges are major financial institutions. As of March 31, 2006, the Company had aggregate outstanding standby letters of credit of $68.9 million associated principally with bulk petroleum transactions. As further described in “Liquidity and Capital Resources” above, the Company also had contingent guarantee obligations of $12.5 million as of March 31, 2006.

As of and during the three months ended March 31, 2006, there have been no other significant changes in the Company’s interest rate risk, equity price risk or other market risk.

Item 4. Controls and Procedures

Management Evaluation of Disclosure Controls and Procedures—The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting in the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. New or material developments on the more significant of these lawsuits are described below. Management does not believe the outcome of any of these lawsuits or incidents will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

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

Currently, all but six lawsuits involving twelve individuals in connection with this incident have been resolved by the defendants. The final federal lawsuits settled in September 2003. The defendants reached state court settlements in one lawsuit with a plaintiff in September 2005, with claims being dismissed in October 2005. The claims of six individuals in five suits have been dismissed by the Trial Court and are now on appeal to the North Carolina Court of Appeals. The remaining lawsuits are still consolidated before one judge and are pending in Mecklenburg County. The Company is vigorously defending itself in the remaining cases, which are being tried solely on damages and are in discovery. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

Debra Kirwan and The Zone, Inc. filed a lawsuit against TSI in the United States District Court for the Eastern District of Pennsylvania on December 21, 2004. An answer and affirmative defenses were filed on May 2, 2005. TSI has noticed Aaron Clark Industries, Inc. of its obligations to indemnify TSI and is reserving all rights with respect to such claims. All other parties have answered, and Aaron Clark Industries has brought counterclaims. Additionally, QVC and Cynthia Zontek have brought third-party claims for indemnification against TSI. TSI has been fully abiding by its contractual obligations to indemnify QVC and Zontek. Discovery has been initiated and is ongoing. Plaintiffs claim the defendant conspired to misappropriate their potential “interactive storybook”. Plaintiffs’ claims include declaratory relief, false designation of origin, unfair competition and false advertising under the Lanham Act, false marking pursuant to the Patent Act, breach of fiduciary duties, breach of contract, violation of unfair trade practices and consumer protection law, misappropriation and conversion, civil conspiracy and fraud against TSI, QVC, Inc., Home Shopping Network, Aaron Clark Industries and Aaron Clark, individually. Plaintiff has not specified any amount of damages. TSI intends to deny the claims against it. In addition, TSI’s contract with QVC requires that TSI indemnify and hold QVC harmless against these claims. TSI and QVC intend to pursue a joint defense of the claims, although both will have separate counsel for the limited purpose of reviewing pleadings for any conflicting issues. TSI believes that it has meritorious defenses to plaintiffs’ claims and intends to vigorously defend itself against plaintiffs’ claims. This matter is currently set for trial on May 19, 2006. Management does not expect that the disposition of this case will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

The Company is involved in several lawsuits pending in North Carolina state court whereby various contractors are seeking to enforce liens against the Company based upon work allegedly performed by them under contracts with a third-party unrelated to the Company. The lawsuits seek foreclosure of the alleged liens against the Company’s property on which the liens have been filed. The liens being claimed range from approximately $1,300 to $1.3 million, with the total liens asserted amounting to approximately $4.4 million. The Company denies the claims in the lawsuits and is vigorously defending against them. Management does not expect that the disposition of the lawsuits will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

Jonie Shires filed a lawsuit against Bristol Motor Speedway and an employee Josh King in Tennessee federal court. The plaintiff alleges traumatic brain injury caused by an alleged blow to her head from a falling tent pole. The plaintiff seeks damages in the amount of $5.0 million. The Company is seeking indemnity from the plaintiff’s employer. The Company is defending this lawsuit vigorously and management does not expect the disposition of this case will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

The Company is a party to other litigation incidental to its business. Management does not believe that the resolution of any or all of such litigation is likely to have a material adverse effect on the Company’s financial condition, future results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase from time to time of up to 1.0 million shares of the Company’s outstanding $.01 par value common stock in open market or private transactions. The amount of repurchases made by the Company under the program in any given month or quarter may vary as a result of changes in the Company’s business, operating results, working capital or other factors. As set forth in the table below, the Company repurchased 155,000 shares of common stock for approximately $5.6 million in the three months ended March 31, 2006.

		Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 2006	50,000	$35.37	50,000	667,500
February 2006	47,500	35.98	47,500	620,000
March 2006	57,500	36.55	57,500	562,500

Total	155,000	$36.00	155,000	562,500

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: May 8, 2006	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: May 8, 2006	By:	/s/ William R. Brooks
William R. Brooks
Executive Vice President, Chief Financial Officer, Treasurer and Director
(principal financial and accounting officer)