Form 10-Q
period 2006-06-30
SPEEDWAY MOTORSPORTS INC
filed 2006-08-09
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 8, 2006, there were 43,845,729 shares of common stock outstanding.

This Quarterly Report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (1) statements in this Quarterly Report on Form 10-Q that reflect projections or expectations of the Company’s future financial or economic performance; (2) statements that are not historical information; (3) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Legal Proceedings”, “Controls and Procedures”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”; (4) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2006 and beyond; and (5) statements relating to the Company’s future capital projects, hosting of races, broadcasting rights, sponsorships, financing needs, petroleum or other commodities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “estimates”, “expects”, “hopes”, “intends”, “may”, “plans”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in the Company’s 2005 Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q. At this date, there have been no material changes to those risk factors. Forward-looking statements included in this report are based on information available to the Company as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking information contained in this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$128,245	$117,888
Short-term investments	3,073	3,022
Accounts and notes receivable	67,742	39,138
Inventories	38,101	34,556
Prepaid expenses and other current assets	4,611	4,165
Deferred income taxes	2,519	2,519

Total Current Assets	244,291	201,288

Notes and Other Receivables:
Affiliates	7,524	8,822
Other	2,577	2,597
Other Assets	25,506	25,296
Property and Equipment, Net	1,002,323	979,652
Equity Investments in Associated Entities	138,648	136,842
Other Intangible Assets, Net	101,732	101,797
Goodwill	58,132	58,132

Total	$1,580,733	$1,514,426

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except share amounts)

(Unaudited)

	June 30, 2006	December 31, 2005
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$7,944	$4,847
Accounts payable	25,222	18,772
Deferred race event income, net	98,292	101,966
Accrued income taxes	9,119	6,061
Accrued interest	2,311	2,464
Accrued expenses and other liabilities	23,774	26,553

Total Current Liabilities	166,662	160,663
Long-term Debt	420,649	425,388
Payable to Affiliate	2,594	2,594
Deferred Income, Net	11,507	11,869
Deferred Income Taxes	177,224	186,450
Other Liabilities	792	1,314

Total Liabilities	779,428	788,278

Commitments and Contingencies (Notes 2 and 8)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000, issued and outstanding—43,807,000 in 2006 and 43,891,000 in 2005	444	442
Additional Paid-in Capital	225,619	216,333
Retained Earnings	596,741	519,022
Accumulated Other Comprehensive Income	18	683
Treasury stock at cost, shares—585,000 in 2006 and 283,000 in 2005	(21,517)	(10,332)

Total Stockholders’ Equity	801,305	726,148

Total	$1,580,733	$1,514,426

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30:
	2006	2005
Revenues:
Admissions	$50,557	$74,516
Event related revenue	60,177	62,960
NASCAR broadcasting revenue	63,730	66,468
Other operating revenue	8,810	12,232

Total Revenues	183,274	216,176

Expenses and Other:
Direct expense of events	31,380	36,275
NASCAR purse and sanction fees	39,167	43,514
Other direct operating expense	9,442	10,717
General and administrative	18,473	20,423
Depreciation and amortization	10,110	9,304
Interest expense, net (Note 5)	4,177	4,979
Losses on equity investees	226	—
Other expense (income), net	(34)	104

Total Expenses and Other	112,941	125,316

Income Before Income Taxes	70,333	90,860
Provision For Income Taxes (Note 2)	(24,843)	(35,344)

Net Income	$45,490	$55,516

Basic Earnings Per Share	$1.04	$1.26
Weighted Average Shares Outstanding	43,829	43,942

Diluted Earnings Per Share	$1.03	$1.26
Weighted Average Shares Outstanding	44,050	44,189

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30:
	2006	2005
Revenues:
Admissions	$104,752	$106,723
Event related revenue	104,555	90,838
NASCAR broadcasting revenue	105,850	91,678
Other operating revenue	19,238	22,268

Total Revenues	334,395	311,507

Expenses and Other:
Direct expense of events	56,484	51,361
NASCAR purse and sanction fees	66,838	60,655
Other direct operating expense	17,136	19,327
General and administrative	38,952	37,647
Depreciation and amortization	20,180	18,572
Interest expense, net (Note 5)	10,049	10,928
Losses on equity investees	1,445	—
Other expense (income), net	22	(816)

Total Expenses and Other	211,106	197,674

Income Before Income Taxes	123,289	113,833
Provision For Income Taxes (Note 2)	(45,570)	(44,281)

Net Income	$77,719	$69,552

Basic Earnings Per Share	$1.77	$1.58
Weighted Average Shares Outstanding	43,828	43,929

Diluted Earnings Per Share	$1.76	$1.57
Weighted Average Shares Outstanding	44,045	44,203

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2006	43,891	$442	$216,333	$519,022	$683	$(10,332)	$726,148
Net income	—	—	—	77,719	—	—	77,719
Fair market value adjustment to interest rate swap, net of tax	—	—	—	—	363	—	363
Interest rate swap adjustment, net of tax	—	—	—	—	(1,052)	—	(1,052)
Change in net unrealized gain on marketable equity securities, net of tax	—	—	—	—	24	—	24

Comprehensive income							77,054
Exercise of stock options	218	2	5,201	—	—	—	5,203
Tax benefit from exercise of stock options	—	—	3,378	—	—	—	3,378
Share-based compensation	—	—	707	—	—	—	707
Repurchases of common stock at cost	(302)	—	—	—	—	(11,185)	(11,185)

Balance, June 30, 2006	43,807	$444	$225,619	$596,741	$18	$(21,517)	$801,305

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2006	2005
Cash flows from operating activities:
Net income	$77,719	$69,552
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of property and equipment	195	(1,067)
Depreciation and amortization	20,180	18,572
Amortization of deferred income	(756)	(777)
Deferred income tax provision	(4,495)	(12,478)
Tax benefit from exercise of stock options	—	513
Losses on equity investees	1,445	—
Share-based compensation	707	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(29,323)	(19,555)
Prepaid and accrued income taxes	(1,175)	53,626
Inventories	(3,791)	(34,855)
Prepaid expenses and other current assets	(446)	(2,380)
Accounts payable	4,379	8,243
Deferred race event income	(3,674)	(12,749)
Accrued expenses and other liabilities	(3,653)	4,041
Deferred income	425	325
Other assets and liabilities	(408)	939

Net Cash Provided By Operating Activities	57,329	71,950

Cash flows from financing activities:
Borrowings under long-term debt	—	3,153
Principal payments on long-term debt	(1,642)	(74)
Interest rate swap settlement receipts	—	1,027
Payments of loan amendment costs	—	(868)
Exercise of common stock options	5,203	3,234
Tax benefit from exercise of stock options	3,378	—
Repurchases of common stock	(11,185)	(3,492)

Net Cash (Used) Provided By Financing Activities	(4,246)	2,980

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2006	2005
Cash flows from investing activities:
Capital expenditures	$(41,454)	$(58,847)
Advances to equity investees and other investments	(3,906)	—
Proceeds from sales of property and equipment	597	533
Increase in notes and other receivables:
Affiliates	(255)	(231)
Other	(235)	—
Repayment of notes and other receivables:
Affiliates	1,553	1,249
Other	974	4,098

Net Cash Used By Investing Activities	(42,726)	(53,198)

Net Increase In Cash and Cash Equivalents	10,357	21,732
Cash and Cash Equivalents at Beginning of Period	117,888	216,731

Cash and Cash Equivalents at End of Period	$128,245	$238,463

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$14,117	$13,171
Cash paid for income taxes	49,191	2,153
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	2,071	661

See notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries (SMI Properties), 600 Racing, Inc. (600 Racing), Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA LLC a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “six” speedways exclude NCS, where no National Association for Stock Car Auto Racing, Inc. (NASCAR) sanctioned races are being held at this time.

See Note 1 to the December 31, 2005 Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for further description of the Company’s business operations, properties and scheduled events.

Joint Venture Equity Investments—In August 2005, the Company and International Speedway Corporation (ISC) formed an equally-owned joint venture SMISC, LLC (SMISC) which operates independently under the trade name Motorsports Authentics (MA) to produce, market and sell motorsports licensed merchandise.

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

At June 30, 2006, the operations of MA are comprised of Action and Team Caliber. MA is presently finalizing the purchase allocations for Team Caliber and Action, including valuation of intangible assets acquired and liabilities assumed. The acquisitions were not significant individually or combined. As of June 30, 2006, presenting summarized financial information on assets, liabilities and operating results of the investees was not required.

2. SIGNIFICANT ACCOUNTING POLICIES

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its 2005 Annual Report on Form 10-K.

In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company’s motorsports business.

Joint Venture Equity Investments—The equity method is used to account for investments in joint ventures and other associated entities in which the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%. As further described in Note 1, the Company’s 50% owned joint venture MA is comprised of Action and Team Caliber. MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results so that reporting periods coincide. The Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements. The Company’s share of MA’s operating results for December 1, 2005 through May 31, 2006 are included in “losses on equity investees” for the three and six months ended June 30, 2006. All significant intercompany profits or losses were eliminated in applying the equity method of accounting.

Revenue and Expense Recognition—The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, driving school and karting revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes TSI, MBM and certain SMI Properties merchandising revenues, bulk petroleum transactions reported individually as gross revenue or on a net profit or loss basis, Legends Car and parts sales, The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”) revenues, Oil-Chem revenues, and industrial park and office tower rentals. “Earnings or losses on equity investees” include the Company’s share of joint venture equity investee profits or losses.

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

Bulk Petroleum Transactions and Oil and Gas Investments—The Company is engaged in the purchase and sale of bulk petroleum products, associated commodity transactions, and oil and gas investing activities, including exploration, drilling and production arrangements. The Company has conducted these business activities primarily in Africa, Central America, North America, Russia, South America, and United Kingdom. The Company may expand such business activities into other foreign regions, including Asia, the Middle East, among others. Oasis Trading Group LLC (Oasis), a United States entity, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company enters into futures contracts associated with petroleum products and utilizes letters of credit for the purchase and sale of bulk petroleum products. The Company also has profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, oil and gas investment activities, futures contracts, and letters of credit hereafter are collectively associated with or referred to as “bulk petroleum transactions or bulk petroleum activities”.

In May 2006, the Company amended the Credit Facility to provide for, among other things, increased flexibility with respect to permitted investments by or in Oil-Chem and its direct or indirect subsidiaries (Oil-Chem). Under this amendment, the Company may invest up to an aggregate of $50,000,000 in Oil-Chem for bulk petroleum activities. In May 2006, the Company formed Speedway Motorsports International Limited (BVI) (SMIL), a wholly-owned subsidiary of Oil-Chem. As of June 30, 2006, SMIL has contracted to acquire a majority interest in a foreign entity owning certain oil and gas mineral rights in Russia. A $906,000 deposit was paid as of June 30, 2006, another $906,000 was paid in July 2006, and additional cash consideration of up to $800,000 is contingently payable. Also, in July 2006, SMIL invested $2,000,000 to acquire a majority interest in a second foreign entity owning certain oil and gas mineral rights in Russia. The operations of these two investments through and as of June 30, 2006 were insignificant. Future consolidation of these entities will likely be required if majority interest is retained or constitute variable interest entities.

The Company evaluates the underlying transactional terms and conditions, along with associated accounting guidance, in determining whether revenues, costs, and operating profits or losses, including changes in the fair value of commodity hedges and shared profits and losses, from bulk petroleum transactions should be reported on a gross or net basis. Gross revenues and product and associated operating costs from bulk petroleum transactions are included in other operating revenue and other direct operating expense, respectively. The Company has a contract to supply petroleum products that is considered an energy supply contract, previously scheduled to expire June 30, 2006 and since extended through September 30, 2006, and is treated as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The Company estimated the fair value of this derivative contract based on a pricing model using Nymex and gulf market prices, and determined that its fair value was not significant as of June 30, 2006 or December 31, 2005. Operating profits or losses associated with the trading contract are reported on a net basis in other operating revenue.

There were no bulk petroleum transactions reported on a gross basis in the three and six months ended June 30, 2006 or 2005. For bulk petroleum transactions reported on a net basis, associated billings for the three and six months ended June 30, 2006 totaled $46,938,000 and $95,252,000. There were no significant bulk petroleum transactions reported on a net basis in the three and six months ended June 30, 2005. Associated realized profits or losses on the derivative energy trading contract during these periods were not significant. As of June 30, 2006 and December 31, 2005, the Company is party to certain futures contracts associated with bulk petroleum inventory. These instruments are current liabilities having a fair market value of $85,000 as of June 30, 2006 and $238,000 as of December 31, 2005. The Company reports the changes in fair value, and settlement gains or losses, of futures contracts in other operating revenue. For such contracts, net losses amounted to $2,037,000 and $237,000, respectively, for the three and six months ended June 30, 2006, and gains or losses were insignificant for the three and six months ended June 30, 2005. The Company’s Credit Facility contains a separate sub-limit for standby letters of credit of up to $75,000,000 for use in bulk petroleum and other business transactions. As of June 30, 2006, the Company had no outstanding standby letters of credit associated with bulk petroleum transactions.

Bulk petroleum transactions may involve concentrations of credit and other risks different from the Company’s motorsports operations. At June 30, 2006, the Company had credit risk concentration in receivables, inventories and certain futures contracts associated with bulk petroleum sales and purchase transactions. Approximately $20,099,000 or 30% of the Company’s total accounts receivable are due from a relatively small number of petroleum industry customers and merchants in Central America and Russia. Also, at June 30, 2006, bulk petroleum inventory products aggregating $21,224,000 are located in and managed by one vendor in Central America.

At June 30, 2006, uncertainty exists as to the full realization of approximately $12,900,000 due from one foreign entity because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in a foreign country. Management is currently pursuing available recoverability alternatives. The Company has recorded a net allowance for uncollectible amounts of approximately $4,000,000 based on management’s estimate of ultimate realization after possible recovery, settlement and other costs. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s financial condition or future results of operations. Under its profit and loss sharing arrangement, the Company has recorded a net receivable of approximately $3,175,000 from Oasis, a portion of which pertains to that entity’s reimbursable share of loss associated with this recoverability assessment. Oasis’s ability to repay the Company this or any future amount is somewhat dependent on sufficient profitability of future bulk petroleum transactions. Therefore, uncertainty exists regarding the recoverability of this amount.

Realization of receivables, inventories and investments, and the ability to invest and compete successfully and profitably, are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness, current and future market demand, customary risks associated with oil and gas exploration, drilling, production and other business activities, regional and global market and economic conditions, including geopolitical situations in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds, other factors outside of management’s control when conducting operations in a foreign country, global petroleum product supply and demand, regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs, and other factors. Default on payment by one or more customers, or should inventory not be realized or recovered, could have a material adverse impact on the Company’s operating results. SMIL may expand or increase its investment with the two foreign entities discussed above if sufficiently proven and developable reserves are found. SMIL may also make other foreign investments, and participate with others, including entering into contracts or joint venture arrangements, involving oil and gas exploration, development and production activities depending on opportunities that may arise. The carrying value of current and future investments could become impaired from insufficient sustained profitability and operating cash flows resulting from the aforementioned and other factors. Such factors, if significantly negative or unfavorable, could result in an impairment charge that has a material adverse impact on the Company’s financial condition or future results of operations.

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

The more significant racing schedule changes for the three and six months ended June 30, 2006 as compared to 2005 include the following:

•	BMS hosted a NASCAR NEXTEL Cup and a Busch Series race in the first quarter 2006 that were held in the second quarter 2005.

Recently Issued Accounting Standards—As of January 1, 2006, the Company implemented SFAS No. 123R “Share-Based Payment” which, among other things, generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period, and applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date of January 1, 2006. The Company elected the modified prospective method of transitioning to SFAS No. 123R, and as of January 1, 2006 began recognizing compensation expense related to stock option and other share-based compensation grants, including immediate recognition for grantees who are retirement-eligible rather than ratably over the vesting period regardless of retirement-eligibility. All stock options granted under the Company’s 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. See Note 9 for additional information on the Company’s stock compensation plans, impact of adoption and required disclosures under SFAS No. 123R.

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

In June 2006, Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109” was issued which, among other things, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. FASB Interpretation No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosures and transition. Evaluation of a tax position will include determining whether it is more likely than not a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position meets the more-likely-than-not recognition threshold, it is presumed the position will be examined by appropriate taxing authorities having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation. FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of adopting FASB Interpretation No. 48 on its financial position and future results of operations.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF No. 06-3 pertains to any tax assessed by governmental authorities that are directly imposed on revenue-producing transactions, including, but not limited to sales, use, value added, and certain excise taxes. EITF No. 06-3 also provides guidance on disclosing accounting policies for presenting such taxes on a gross or net basis and the amount of such taxes reported on a gross basis. EITF No. 06-3 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, EITF No. 06-3 will have on its financial statement disclosures.

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

2005 Gain on Sale of Land Held For Development—In the third quarter 2004, the Company sold certain land which management was developing and marketing. Other income, net for the six months ended June 30, 2005 reflects recognition of previously deferred gain of $1,062,000 from the 2004 sale which was being recognized into income using the installment method. The associated note receivable was collected in full in the first quarter 2005 resulting in gain recognition.

Income Taxes— At June 30, 2006 and December 31, 2005, the Company has significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the Internal Revenue Service (IRS), the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. As of and through June 30, 2006 and December 31, 2005, the change resulted in reclassifying noncurrent deferred income taxes of approximately $28,092,000 and $18,716,000 to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $28,092,000 in each of 2007 and 2008. Accelerated taxes of $18,716,000 were paid in 2005, after using alternative minimum tax credit carryforwards of approximately $9,109,000 in 2005. Accelerated taxes of $28,092,000 were paid in the three and six months ended June 30, 2006. Management believes the Company’s use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. Management believes filing the change in tax accounting method was the best course of action to minimize costs and uncertainty. Management anticipates that cash and cash equivalents and cash flow from operations will be sufficient to fund these payments. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over long periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s financial position or future results of operations. See Note 8 to the December 31, 2005 Consolidated Financial Statements for additional information on deferred tax liabilities and the 2005 tax accounting method change.

In February 2006, the IRS began performing a periodic examination of the Company’s federal income tax returns for the year ended December 31, 2003. While management has no reason to believe significant adjustments may result, the review is still underway and its outcome is presently undeterminable.

In May 2006, the State of Texas enacted “House Bill 3” (the Bill) which replaces its current franchise tax with a defined margin tax, applies to taxable entities conducting business in Texas, and is accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 stipulates accounting for the effects of tax law changes in the period of enactment. As such, the Company accounted for the tax law change in its second quarter 2006. The effect was to reduce the Company’s income tax expense by $2,523,000, and effective income tax rate from 38.9% to 35.3%, and 38.9% to 37.0%, for the three and six months ended June 30, 2006, respectively. The Texas Comptroller has requested a formal opinion from the Texas Attorney General on whether the margin tax is an impermissible income tax that violates the Texas constitution. Texas law requires voter approval of any state income tax, and at this time, such approval had not been obtained for the Bill. If a constitutional challenge is filed, the Bill gives the Texas Supreme Court jurisdiction and allows the Court to grant injunctive or declaratory relief. The Court would have 120 days from the date the challenge is filed to make a ruling. Should the Court grant injunctive and declaratory relief, or other legislative action occur in Texas, which effectively overturns or reverses the Bill, the Company would likely be required to effect such further tax law change in the period of enactment. The effect of any such change could increase the Company’s future income tax expense by amounts similar to that recorded in the second quarter 2006.

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

Reclassifications—Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES—Inventories consist of the following components (in thousands):

	June 30, 2006	December 31, 2005
Souvenirs and apparel	$9,835	$8,724
Finished vehicles, parts and accessories	5,277	4,985
Bulk petroleum, micro-lubricant™ and other	22,989	20,847

Total	$38,101	$34,556

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization, and at June 30, 2006 and December 31, 2005, inventories reflect provisions of $7,456,000 and $8,003,000. Those provisions pertain to inventories other than bulk petroleum inventories. Bulk petroleum inventories with specific costs aggregating approximately $21,224,000 and $19,697,000 were purchased for resale in the United States and certain foreign countries as of June 30, 2006 and December 31, 2005. The Company is pursuing sales arrangements whose ultimate selling prices are not finalized; however, such inventory costs are expected to be recovered upon resale in 2006. See Note 2 “Bulk Petroleum Transactions” for additional discussion on these activities.

4. GOODWILL AND OTHER INTANGIBLE ASSETS—Goodwill and other intangible assets represents the excess of business acquisition costs over the fair value of net assets acquired, and all such intangible assets are associated with the Company’s motorsports related activities and reporting unit. Acquired intangible assets are valued using the direct value method. The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. Nonamortizable intangible assets for race event sanctioning and renewal agreements and driving school license agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. The Company evaluates goodwill and other intangible assets for possible impairment annually as of April 1, or when events or circumstances indicate possible impairment may have occurred. Management’s latest annual assessment of goodwill and other intangible assets as of April 1, 2006 indicated there had been no impairment. There were no significant changes in the gross carrying values of other intangible assets or goodwill in the six months ended June 30, 2006 or 2005.

As of June 30, 2006 and December 31, 2005, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	June 30, 2006			December 31, 2005			Estimated Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Nonamortizable race event sanctioning and renewal agreements	$98,783	—	$98,783	$98,783	—	$98,783	—
Amortizable network and other media promotional contracts	3,320	$(371)	2,949	3,320	$(306)	3,014	30

Total	$102,103	$(371)	$101,732	$102,103	$(306)	$101,797

5. LONG-TERM DEBT

Bank Credit Facility and 2006 Amendment—The Company has a long-term, senior revolving credit facility and term loan (collectively, the Credit Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility: (i) provides for borrowings in an aggregate principal amount of up to $250,000,000, and includes separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for standby letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75,000,000, increasing up to $150,000,000 subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80,000,000, plus up to an additional $150,000,000 for certain specified capital expenditures during the two-year period of fiscal 2005 and 2006; (v) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vi) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the Credit Facility term. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the Credit Facility, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). The Term Loan, initially in the aggregate principal amount of $50,000,000, is being amortized by quarterly payments commencing in 2006 through final maturity in 2010. Quarterly principal payments are due under the term loan as follows (for annual periods ending June 30): $7,813,000 in 2007, $12,500,000 in 2008, $14,063,000 in 2009, and $14,062,000 in 2010.

At June 30, 2006 and December 31, 2005, outstanding borrowings under the revolving credit facility were $50,000,000 and under the term loan were $48,438,000 and $50,000,000, respectively. As of June 30, 2006, outstanding standby letters of credit amounted to $1,173,000, with none associated with bulk petroleum transactions (see Note 2), and the Company could borrow up to an additional $198,827,000 under the Credit Facility.

In May 2006, the Company amended the Credit Facility to provide, among other things, for increased flexibility with respect to permitted investments by or in certain subsidiaries, and for Company investment of up to an aggregate of $50,000,000, associated with the Company’s bulk petroleum and certain other businesses. The amendment allows for additional investments, contracts and contract assignment, associated with the Company’s buying and selling of bulk petroleum products, to specified foreign parties. See Note 2 “Bulk Petroleum Transactions” for additional discussion on these activities.

The Credit Facility contains a number of affirmative and negative financial covenants. These financial covenants require the Company to maintain certain ratios of funded debt to EBITDA, funded senior debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, making specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, sales of assets, and the incurrence of debt. Indebtedness under the Credit Facility is guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries (the “Guarantors”), and is secured by a pledge of all the capital stock and limited liability company interests, as the case may be, of the Guarantors.

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

The Senior Subordinated Notes mature in 2013, are guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries, and interest payments are due semi-annually June 1 and December 1. The Indenture governing the Senior Subordinated Notes permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes are subordinated to all present and future senior secured indebtedness of the Company, including the Credit Facility described above. The Company may redeem some or all of the Senior Subordinated Notes on or after June 1, 2008 at annually declining redemption premiums.

The Credit Facility and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledge of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of June 30, 2006. See Note 6 to the December 31, 2005 Consolidated Financial Statements for further information on the terms and conditions of the Credit Facility and the Senior Subordinated Notes.

Interest Rate Swaps—The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. In August 2003, the Company entered into two interest rate swap transactions with a financial institution that provide fixed interest rate features on certain variable rate term loan obligations and variable interest rate features on certain fixed rate senior subordinated debt obligations. The

Company presently has one interest rate swap relating to certain variable rate debt obligations. Changes in fair value and differentials paid or received in periodic settlements are reflected as an adjustment to interest expense and included in operating activities in the statement of cash flows. As discussed below, in June 2005, the Company terminated a fair value hedge interest rate swap that provided variable interest rate features on certain fixed rate term loan obligations. For early terminated swap agreements, net settlement payments at termination are deferred when received and amortized into income as a yield adjustment to interest expense over the underlying hedged debt term.

Under the present interest rate swap agreement, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $50,000,000. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. In the second quarter 2006, the cash flow swap agreement was determined not to meet the conditions for assuming no ineffectiveness under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and was reclassified from accumulated other comprehensive income as a reduction in interest expense of $1,722,000, before income taxes, of $670,000. At June 30, 2006 and December 31, 2005, the Company has reflected a net derivative asset for this swap of $1,722,000 and $1,128,000. In June 2005, the fair value hedge swap agreement was terminated and settled with a $501,000 net payment to the Company. The $501,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through May 2013. Interest expense adjustments reflected for the three and six months ended June 30, 2006 and 2005 were insignificant. Interest expense reflects net settlement receipts totaling $140,000 and $223,000 for the three and six months ended June 30, 2006. There were no net settlement receipts or payments in the three or six months ended June 30, 2005.

Subsidiary Guarantees—Amounts outstanding under the Credit Facility and Senior Subordinated Notes are guaranteed by all of SMI’s operative subsidiaries except for Oil-Chem and its subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to SMI.

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2006	2005	2006	2005
Gross interest costs	$5,677	$6,544	$13,010	$13,590
Less: capitalized interest costs	(339)	(234)	(768)	(407)

Interest expense	5,338	6,310	12,242	13,183
Interest income	(1,161)	(1,331)	(2,193)	(2,255)

Interest expense, net	$4,177	$4,979	$10,049	$10,928

Weighted-average interest rate on borrowings under bank revolving credit facility	6.2%	4.4%	6.0%	4.3%

6. PER SHARE AND OTHER EQUITY INFORMATION — The following schedule reconciles basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2006	2005	2006	2005
Net income applicable to common stockholders and assumed conversions	$45,490	$55,516	$77,719	$69,552

Weighted average common shares outstanding	43,829	43,942	43,828	43,929
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	221	247	217	274

Weighted average common shares outstanding and assumed conversions	44,050	44,189	44,045	44,203

Basic earnings per share	$1.04	$1.26	$1.77	$1.58

Diluted earnings per share	$1.03	$1.26	$1.76	$1.57

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	18	66	29	44

Stock Repurchase Program — In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1,000,000 shares of the Company’s outstanding $.01 par value common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the six months ended June 30, 2006, the Company repurchased 302,500 shares of common stock for $11,185,000.

7. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at June 30, 2006 and December 31, 2005 include $1,063,000 and $1,042,000, including accrued interest, due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at June 30, 2006 and December 31, 2005 include $928,000 and $1,906,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman before July 30, 2002 and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to the Chairman that it would no longer make payments under the split-dollar life insurance trust arrangements or advances for his benefit.

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at June 30, 2006 and December 31, 2005 include $5,533,000 and $5,579,000 due from Sonic Financial. The amounts due were reduced from shared expenses net of accrued interest by $21,000 and $32,000 in the three months ended June 30, 2006 and 2005, and $46,000 and $67,000 in the six months ended June 30, 2006 and 2005. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before June 30, 2007, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2005 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances and decreases from repayments by, and shared expenses with, affiliates.

Notes and other receivables from affiliates at December 31, 2005 also include $295,000 due from a corporation that was a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. The amount was repaid in full during the six months ended June 30, 2006. The amount due was payable on demand and collateralized by certain personal property. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and the affiliate.

Amounts payable to affiliate at June 30, 2006 and December 31, 2005 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $49,000 each period for the three months ended June 30, 2006 and 2005, and $98,000 each period for the six months ended June 30, 2006 and 2005. Rent expense for SMI Properties approximated $83,000 each period for the three months ended June 30, 2006 and 2005, and $166,000 each period for the six months ended June 30, 2006 and 2005. The Company believes the leases contain terms more favorable to the Company than could be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMI Properties, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties. At June 30, 2006 and December 31, 2005, amounts owed to Chartown were not significant.

LVMS purchased new vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $186,000 and $22,000 in the three months ended June 30, 2006 and 2005, and $278,000 and $236,000 in the six months ended June 30, 2006 and 2005. Vehicles sold to SAI approximated $122,000 and $32,000 in the three months ended June 30, 2006 and 2005, and $122,000 and $97,000 in the six months ended June 30, 2006 and 2005. The Company believes the purchase and sale terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At June 30, 2006 and December 31, 2005, there were no amounts due to or from SAI.

Oil-Chem sold zMax micro-lubricant™ product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $301,000 and $375,000 for the three months ended June 30, 2006 and 2005, and $817,000 and $766,000 for the six months ended June 30, 2006 and 2005. At June 30, 2006, approximately $148,000 was due from SAI and amounts due at December 31, 2005 were not significant. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

SMI Properties purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from two entities owned by Motorsports Authentics, a 50% owned joint venture formed in August 2005 (see Note 1). In the three months ended June 30, 2006, merchandise purchases approximated $3,179,000 and merchandise sales and event related commissions approximated $1,459,000. In the six months ended June 30, 2006, merchandise purchases approximated $5,984,000 and merchandise sales and event related commissions approximated $3,094,000. The Company believes purchase, sale and commission terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. Net amounts owed to MA approximated $303,000 at June 30, 2006 and $739,000 at December 31, 2005.

In connection with supervising and managing significant construction and renovation projects at various SMI speedways, the Company incurred charges of approximately $161,000 from SAI in 2005 for project management services provided by SAI employees with expertise in these areas. There were no significant project management services provided in the three and six months ended June 30, 2006. The Company believes the terms of providing these services were no less favorable than, and commensurate with, terms that could be obtained in an arm’s-length transaction with an unrelated third party. At June 30, 2006 and December 31, 2005, $161,000 was owed to SAI and is included in current liabilities.

With respect to the foregoing transactions, interest expense accrued on amounts payable to, and interest income earned on amounts due from, affiliates is summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2006	2005	2006	2005
Interest expense	$35	$31	$68	$60
Interest income	141	119	255	231

8. LEGAL PROCEEDINGS — The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMS, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure resulted from excessive interior corrosion resulting from improperly manufactured bridge components. Tindall Corporation designed, manufactured and constructed the portion of the pedestrian bridge that failed. Tindall contends that a product that Tindall purchased from Anti-Hydro International, Inc. and that Tindall incorporated into the bridge caused the corrosion. To date, 103 individuals claiming injuries from the bridge failure on May 20, 2000, had filed a total of 48 separate lawsuits. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The federal lawsuits have all been resolved. The North Carolina state court lawsuits were consolidated before one judge. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge, and finding that Tindall was negligent. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and, therefore, LMS will be jointly and severally liable for future verdicts. In addition, the Court dismissed all claims for punitive damages in all lawsuits.

Currently, all but six state court lawsuits involving twelve individuals in connection with this incident have been resolved by the defendants. The claims of six individuals in five suits have been dismissed by the Trial Court. The Trial Court’s dismissal order has been affirmed by the North Carolina Court of Appeals in four of those lawsuits involving five individuals, and one remains on appeal. The plaintiffs in the four lawsuits in which the North Carolina Court of Appeals affirmed the Trial Court’s order of dismissal have until August 9, 2006 to petition for discretionary review by the North Carolina Supreme Court. The remaining lawsuits are still consolidated before one judge and are pending in Mecklenburg County. The Company is vigorously defending itself in the remaining cases, which are being tried solely on damages and are in discovery. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

Debra Kirwan and The Zone, Inc. filed a lawsuit against TSI in the United States District Court for the Eastern District of Pennsylvania on December 21, 2004. An answer and affirmative defenses were filed on May 2, 2005. Plaintiffs claim the defendant conspired to misappropriate their potential “interactive storybook”. Plaintiffs’ claims include declaratory relief, false designation of origin, unfair competition and false advertising under the Lanham Act, false marking pursuant to the Patent Act, breach of fiduciary duties, breach of contract, violation of unfair trade practices and consumer protection law, misappropriation and conversion, civil conspiracy and fraud against TSI, QVC, Inc., Home Shopping Network, Aaron Clark Industries and Aaron Clark, individually. This matter has been resolved and had no material adverse effect on the Company’s financial position or results of operations.

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

Jonie Shires filed a lawsuit against Bristol Motor Speedway and an employee Josh King in Tennessee federal court. The plaintiff alleges traumatic brain injury caused by an alleged blow to her head from a falling tent pole. The plaintiff seeks damages in the amount of $5,000,000. The Company is seeking indemnity from the plaintiff’s employer. The Company has filed a motion for summary judgment seeking a dismissal of all of the plaintiff’s claims, and is awaiting the Court’s ruling on the motion. The Company is defending this lawsuit vigorously and management does not expect the disposition of this case will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

The Company is a party to other litigation incidental to its business. Management does not believe the resolution of any or all of such litigation is likely to have a material adverse effect on the Company’s financial condition, future results of operations or cash flows.

9. STOCK COMPENSATION PLANS AND ADOPTION OF SFAS NO. 123R “SHARE-BASED PAYMENT”

2004 Stock Incentive Plan — Awards under the 2004 Stock Incentive Plan (the 2004 Plan) may be in the form of incentive stock options, non-statutory stock options or restricted stock. Under the 2004 Plan, 2,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (1) no more than 1,000,000 shares may be granted in the form of restricted stock awards; (2) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (3) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (4) in the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. At June 30, 2006, approximately 2,049,000 shares are available for future grant. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate ten years from adoption in February 2004. The exercise price of all stock options granted under the 2004 Plan was the fair or trading value of the Company’s common stock at grant date and expire ten years from grant date. The Company granted options under the 2004 Plan to purchase 15,000 shares of common stock to a management employee as of February 7, 2006 at an exercise price per share of $35.68, which equaled market value at date of grant and vest in equal installments over three years. Stock options granted in 2005 vest immediately or in equal installments over three years. There were no awards of restricted stock under the 2004 Plan prior to 2006. As of March 1, 2006, the Company awarded 1,380 shares of restricted stock under the 2004 Plan at an award price per share of $36.25, which equaled market value at award date and vest in equal installments over three years. The restricted stock award is included in all stock option disclosures presented below.

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

As further described in Note 11 to the December 31, 2005 Consolidated Financial Statements, effective October 19, 2005, the Company’s Board of Directors approved the accelerated vesting of all then outstanding, unvested stock options granted under the 1994 Stock Option Plan and the 2004 Stock Incentive Plan. Unvested options to purchase 485,850 shares of common stock with an average exercise price of $37.00 per share became exercisable upon vesting acceleration. This accelerated vesting is expected to reduce non-cash compensation expense that would have been recorded in future periods following application of SFAS No. 123R.

Formula Stock Option Plan —The Formula Stock Option Plan is for the benefit of the Company’s outside directors. The plan authorizes options to purchase up to an aggregate of 800,000 shares of common stock. At June 30, 2006, options for 290,000 shares are available for future grant. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share at award date. All options to purchase shares under this plan generally vest in six months, and expire ten years, from grant date. The Company granted options under the Formula Stock Option Plan to purchase 10,000 shares of common stock to each of five outside directors as of January 3, 2006 at an exercise price per share of $34.97 which equaled market value at date of grant and vest in six months.

Employee Stock Purchase Plan —The SMI Employee Stock Purchase Plan (the ESPP) provides employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At June 30, 2006, approximately 439,000 shares are available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether eligible employees electing to participate will be granted the right to purchase shares of common stock for the upcoming calendar year and, if granted, the number of shares available for purchase under each option. All employee grants are for the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in each calendar year, nor can an employee purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Grants may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for the calendar years 2006 or 2005.

Adoption of SFAS No. 123R “Share-Based Payment” — As of January 1, 2006, the Company implemented SFAS No. 123R “Share-Based Payment”, which is further described in Note 2, using the modified prospective method of transitioning to SFAS No. 123R, and began recognizing compensation expense related to stock option and other share-based compensation grants. Prior to January 1, 2006, the Company accounted for stock-based employee compensation using Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations, and applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB No. 123” and presented the pro forma effect on net income and earnings per share based on the fair value recognition provisions of SFAS No. 123R for periods prior to adoption. Under the modified prospective transition method, share-based compensation cost is recognized for (1) unvested share-based awards granted before January 1, 2006 based on the grant date fair value estimated using the original provisions of SFAS No. 123 and (2) share-based awards granted after January 1, 2006 based on grant-date fair value estimated using the provisions of SFAS No. 123R. All stock options granted under the 1994 Plan, 2004 Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. Based on the terms of these stock option plans and the ESPP, no share-based compensation cost has been reflected in net income for these plans prior to January 1, 2006.

Adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements, results of operations or cash flows, or the assumptions used for computing grant-date fair values. For the three and six months ended June 30, 2006, share-based compensation expense totaled $110,000 and $707,000 before income taxes of $43,000 and $276,000 and is included in general and administrative expense. There were no significant unvested awards granted to retirement-eligible employees prior to January 1, 2006 that required compensation expense recognition. Prior period results were not restated. Prior to adoption of SFAS No. 123R, the Company presented the tax benefits from stock option exercises in cash flows from operations on the Consolidated Statement of Cash Flows in accordance with applicable accounting standards. SFAS No. 123R requires classification of cash flows resulting from such tax benefits, including those pertaining to restricted stock awards, if any, in cash flows from financing activities on a prospective basis. In determining excess additional paid-in-capital upon adoption of SFAS No. 123R, the Company utilized the simplified alternative provided in FASB Staff Position FAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”. To date, stock option and restricted stock awards have been issued with new shares of the Company’s common stock.

The following table illustrates the pro forma effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123R to share-based employee compensation for the three and six months ended June 30, 2005. The fair value of stock option grants under the 1994 Plan, 2004 Plan and Formula Stock Option Plan is estimated using various factors and assumptions described below and amortized into expense over the associated vesting periods (in thousands, except per share amounts):

	Three Months Ended:	Six Months Ended:
	June 30, 2005
Net income as reported	$55,516	$69,552
Less: Share-based compensation expense for 2005 determined using fair value method for all awards net of taxes	(520)	(1,030)

Pro forma net income	$54,996	$68,522

Basic earnings per share:
As reported	$1.26	$1.58
Pro forma	$1.25	$1.56

Diluted earnings per share:
As reported	$1.26	$1.57
Pro forma	$1.24	$1.55

The fair value of stock option grants for the 1994 Plan, 2004 Plan and Formula Stock Option Plan is estimated on grant date using the Black-Scholes option-pricing model based on the following factors and assumptions. Expected volatility is based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises, forfeitures and employee terminations within the pricing model. Employee groups have similar historical exercise experience and are combined for valuation purposes. The expected term of granted options is estimated based on historical exercise experience and represents the time period that granted options are expected to be outstanding. Risk-free interest rates for periods within the expected life of options are based on the US Treasury yield curve in effect at the time of grant. The Company believes the pricing model and approach utilized to develop the underlying assumptions are appropriate for estimating the fair values of share-based awards. These fair value and other estimates are not intended to predict future events or value ultimately realizable by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of original estimates.

	Three Months Ended June 30:		Six Months Ended June 30:
	2006	2005	2006	2005
Options granted	—	—	65,000	50,000
Weighted average grant-date fair values	—	—	$10.06	$9.52
Total intrinsic value of options exercised	$677,000	$425,000	$1,584,000	$1,018,000
Expected volatility	—	—	28.0%	24.2%
Risk-free interest rates	—	—	4.4%	3.6%
Expected lives (in years)	—	—	4.6	4.6
Dividend yield	—	—	0.9%	0.8%

Options outstanding and exercisable for the 1994 Plan, 2004 Plan and Formula Stock Option Plan combined as of June 30, 2006 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted Average		Number Exercisable	Weighted Average
Range of Exercise Prices		Exercise Price	Remaining Contractual Life-In Years		Exercise Price	Remaining Contractual Life-In Years
$18.85	96	$18.85	5.3	96	$18.85	5.3
22.31-22.38	108	22.34	4.5	108	22.34	4.5
23.00-24.38	106	23.87	2.2	106	23.87	2.2
25.28-26.36	269	26.12	6.3	269	26.12	6.3
26.88-29.13	315	28.43	3.9	315	28.43	3.9
29.64-31.05	214	29.71	7.5	214	29.71	7.5
33.81-35.68	110	34.60	7.1	45	33.81	3.7
37.00	473	37.00	8.5	473	37.00	8.5
38.18-41.13	338	40.06	5.7	286	40.26	5.0

$18.85-$41.13	2,029	$31.52	6.2	1,912	$31.19	5.9

See Note 11 to the December 31, 2005 Consolidated Financial Statements for additional information and terms of the Company’s stock incentive, stock option and employee stock purchase plans.

The following is a summary of vested and non-vested option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan during the six months ended June 30, 2006 (shares and aggregate intrinsic value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Vested and Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	1,378	$29.50	5.4	$12,089	431	$37.45	9.2	$3,693	380	$27.23	5.4	$3,285
Granted	—	—	—	—	15	35.68	10.0	150	50	34.97	10.0	495
Expired, forfeited or cancelled	(8)	36.32	—	(99)	—	—	—	—	—	—	—	—
Exercised	(188)	23.60	—	(1,374)	(9)	37.00	—	(74)	(20)	20.63	—	(138)

Outstanding, June 30, 2006	1,182	$30.39	5.3	$10,616	437	$37.40	8.8	$3,769	410	$28.50	5.7	$3,642

Exercisable, June 30, 2006	1,182	$30.39	5.3	$10,616	370	$37.25	8.6	$3,106	360	$27.60	5.2	$3,147

As of June 30, 2006, there was approximately $535,000 of total unrecognized compensation cost related to nonvested share-based awards granted under the 2004 Plan and the Formula Stock Option Plan that is expected to be recognized over a weighted-average period of 0.9 years. There were no share-based awards that vested in the three and six months ended June 30, 2006 or 2005. There were no capitalized share-based compensation costs at June 30, 2006. The following is a summary of non-vested option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan during the six months ended June 30, 2006 (shares and weighted average grant-date fair value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant-date Fair Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant-date Fair Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant-date Fair Value
Non-vested, January 1, 2006	—	—	—	—	52	$38.97	9.9	$579	—	—	—	—
Granted	—	—	—	—	15	35.68	10.0	150	50	$34.97	10.0	$495
Vested	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—	—	—	—	—

Non-vested, June 30, 2006	—	—	—	—	67	$38.23	9.5	$729	50	$34.97	9.5	$495

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

“Other operating revenue” includes: revenues of TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; certain merchandising revenues of SMI Properties and its wholly-owned subsidiary, MBM, a wholesale and retail mail-order distributor of racing and other sports related souvenir merchandise and apparel; bulk petroleum transactions; Legends Car and parts sales of 600 Racing; restaurant, catering and membership income from the Speedway Clubs at LMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant™; and industrial park and office rentals. “Earnings or losses on equity investees” include the Company’s share of its Motorsports Authentics merchandising joint venture equity investee profits or losses. The Company’s revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than souvenir sales, as well as sales of TSI, Legends Cars, Oil-Chem, SMI Trackside, MBM, bulk petroleum transactions or other operating revenues.

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

The Company sometimes produces minimal operating income during the third quarter when it hosts only one major NASCAR race weekend. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three and six months ended June 30, 2006 and 2005 are not indicative of results that may be expected for the entire year because of such seasonality.

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

Near-term Operating Factors

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors:

General Factors and Current Operating Trends –The Company’s year-to-date results for the 2006 race season reflect ongoing increases in sponsorship, luxury suite rentals, advertising and other corporate event related revenues. All of the Company’s 2006, and most of its 2007, NASCAR NEXTEL Cup and Busch event sponsorships are already sold, and pre-sales for other corporate event related revenues are showing similar trends. For the Company’s upcoming 2006 events, tickets and luxury suites are essentially sold-out for BMS’s August 2006 NEXTEL Cup event, while ticket sales at AMS are slightly above, at LMS are approximately equal, and at TMS are below, ticket sales at the same time last year. Ticket and other sales can be negatively impacted after an inaugural race such as TMS’s additional NASCAR NEXTEL Cup and Busch Series racing events first held in November 2005. Net deferred race event income at June 30, 2006 as compared to June 30, 2005 is higher principally due to increases in advance corporate sponsorship and other promotional revenues for upcoming NASCAR NEXTEL Cup and Busch Series racing events. However, at this time, management is unable to determine whether event results will differ from those previously estimated. The 2006 to-date broadcast television and cable ratings for the NASCAR NEXTEL Cup and Busch Series have shown slight decreases from the prior year; however, household viewership has increased over 2005. Also, the 2005 “Chase for the Cup” – the last ten races of season – achieved strong ratings increases over the prior year. Management believes these solid ratings bode well for SMI and its industry in the future.

Fuel prices and interest rates have risen for various reasons, including geopolitical, economic and other factors and may continue to rise. Natural disasters such as Hurricanes Katrina and Rita can cause significant increases in fuel prices and significant adverse economic effects. The national incidents of September 11, 2001, along with the Iraq war and terrorism alerts, have raised a combination of operating factors rarely encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Economic conditions could be severely affected by future actual or threatened events of a similar nature or other national, regional or local incidents, which could materially adversely affect the Company’s future operating results. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions surrounding racing events can have a negative effect on successive events in future periods because consumer demand can be affected by the success of past events. These factors affect consumer and corporate spending sentiment. Reduced consumer spending impacted the demand for souvenir, apparel and other merchandise at certain non-event company and outside venues, with related effects on event related and other operating revenues. While management believes the Company’s strong operating cash flow will continue, economic conditions, rising fuel prices, and the competitiveness of racing can affect ticket, corporate marketing, sponsorships and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, management decided not to increase many ticket and concession prices in 2006 to help foster fan support and mitigate any near-term demand weakness.

NASCAR Broadcasting Rights Agreement – Fiscal 2006 is the Company’s sixth and last year under the current multi-year consolidated domestic television broadcast rights agreement for NASCAR NEXTEL Cup and Busch Series events. Broadcasting revenues continue to be a significant long-term revenue source for the Company’s core business, representing approximately 26% of 2005 total revenues. Total contracted revenues under this domestic broadcast rights agreement, based on the current race schedule, are approximately $162.7 million in 2006. This reflects an increase of approximately $21.7 million or 15% over 2005.

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

Management also believes these new contracts have long-term strategic benefits. For instance, over the past several years major sports programming has begun to shift between network and cable. Cable broadcasters can support a higher investment through subscriber fees not available to networks, which is resulting in increased rights fees for these sports properties. However, cable reaches fewer households than network broadcasts. NASCAR’s decision to retain approximately two-thirds of its event schedule on network television is believed to be important to the sport’s future growth, and should continue to drive increased fan and media awareness for all three NASCAR racing series, which should help increase long-term attendance and corporate marketing appeal. Management believes ESPN’s involvement should result in the Busch Series benefiting from the improved continuity of season-long presence on ESPN, and motorsports in general should benefit from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to those ESPN provides with the other major sports.

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

Accounting for Share-Based Compensation – As of January 1, 2006, the Company implemented SFAS No. 123R “Share-Based Payment” which, among other things, generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period, and applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date of January 1, 2006. The Company elected the modified prospective method of transitioning to SFAS No. 123R, and as of January 1, 2006 began recognizing compensation expense related to stock option and other share-based compensation grants, including immediate recognition for grantees who are retirement-eligible rather than ratably over the vesting period regardless of retirement-eligibility. All stock options granted under the Company’s 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. As further described in Note 11 to the December 31, 2005 Consolidated Financial Statements, effective October 19, 2005, our Board of Directors approved the accelerated vesting of all then outstanding, unvested stock options granted under our 1994 Stock Option Plan and 2004 Stock Incentive Plan. This accelerated vesting is expected to reduce non-cash compensation expense that would have been recorded in future periods following application of SFAS No. 123R. Adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements, results of operations or cash flows. See Note 9 to the Consolidated Financial Statements for additional information on the Company’s stock compensation plans, impact of adoption and required disclosures under SFAS No. 123R.

Income Taxes – As further described in Note 8 to the December 31, 2005 Consolidated Financial Statements, the Company has significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the IRS, the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. As of and through June 30, 2006 and December 31, 2005, the change resulted in reclassifying noncurrent deferred income taxes of approximately $28.1 million and $18.7 million to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $28.1 million in each of 2007 and 2008. Accelerated taxes of $18.7 million were paid in 2005, after using alternative minimum tax credit carryforwards of approximately $9.1 million in 2005. Accelerated taxes of $28.1 million were paid in the three and six months ended June 30, 2006. Management believes the Company’s use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. Management believes the filing of the change in tax accounting method is the best course of action to minimize costs and uncertainty. Management anticipates that cash and cash equivalents and cash flow from operations will be sufficient to fund these payments. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over long periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s financial position or future results of operations.

In May 2006, the State of Texas enacted “House Bill 3” (the Bill) which replaces its current franchise tax with a defined margin tax, applies to taxable entities conducting business in Texas, and is accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 stipulates accounting for the effects of tax law changes in the period of enactment. As such, the Company accounted for the tax law change in its second quarter 2006. The effect was to reduce the Company’s income tax expense by $2.5 million, and effective income tax rate from 38.9% to 35.3%, and 38.9% to 37.0%, for the three and six months ended June 30, 2006, respectively. The Texas Comptroller has requested a formal opinion from the Texas Attorney General on whether the margin tax is an impermissible income tax that violates the Texas constitution. Texas law requires voter approval of any state income tax, and at this time, such approval had not been obtained for the Bill. If a constitutional challenge is filed, the Bill gives the Texas Supreme Court jurisdiction and allows the Court to grant injunctive or declaratory relief. The Court would have 120 days from the date the challenge is filed to make a ruling. Should the Court grant injunctive and declaratory relief, or other legislative action occur in Texas, which effectively overturns or reverses the Bill, the Company would likely be required to effect such further tax law change in the period of enactment. The effect of any such change could increase the Company’s future income tax expense by amounts similar to that recorded in the second quarter 2006.

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

As further described in Note 2 to the Consolidated Financial Statements, the Company uses the equity method of accounting for its 50% ownership in MA, whose operations are presently comprised of Action and Team Caliber. The Company’s 50% share of MA’s operating results for December 1, 2005 through May 31, 2006 are included in the Company’s three and six month 2006 consolidated statements of income. The Company’s investment in MA is sizable and its share of future associated profits or losses may or may not be significant. Resulting profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s NEXTEL Cup Series, competition for Action and Team Caliber products, and the success of Action and Team Caliber management in achieving sustained profitability and successful integration. Their ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. There may be increases in the Company’s investment in these associated entities, including additional equity contributions or loans to MA. The carrying value of these equity investments could become impaired for changes in profitability, operating cash flows, market and economic conditions, and other factors that could adversely impact their recovery.

Bulk Petroleum Transactions and Oil and Gas Investments – The Company is engaged in the purchase and sale of bulk petroleum products, associated commodity transactions, and oil and gas investing activities, including exploration, drilling and production arrangements. The Company has conducted these business activities primarily in Africa, Central America, North America, Russia, South America, and United Kingdom. The Company may expand such business activities into other foreign regions, including Asia, the Middle East, among others. Oasis Trading Group LLC (Oasis), a United States entity, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company enters into futures contracts associated with petroleum products and utilizes letters of credit for the purchase and sale of bulk petroleum products. The Company also has profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, oil and gas investment activities, futures contracts, and letters of credit hereafter are collectively associated with or referred to as “bulk petroleum transactions or bulk petroleum activities”. See Note 2 to the Consolidated Financial Statements for further information on the Company’s accounting policies, disclosures on revenues, commodity hedge fair values and other information associated with bulk petroleum and oil and gas investments.

Although these bulk petroleum activities have increased and may increase further, the Company’s business and its core business has been and remains motorsports. Management recognizes that this bulk petroleum business has financial and operational risks different from those of the Company’s core operations. However, many are risks ordinarily experienced by any new business, risks ordinarily associated with conducting business in foreign countries, as well as risks generally associated with petroleum products, commodities, oil and gas investing activities, hedging and similar transactions of this nature.

Bulk petroleum transactions and investing activities may involve concentrations of credit and others risks different from the Company’s motorsports operations. As further described in Note 2 to the Consolidated Financial Statements, the Company has credit risk concentration in receivables, inventories, and certain futures contracts associated with bulk petroleum sales and purchase transactions. As of June 30, 2006, approximately $20.1 million or 30% of the Company’s total accounts receivable are due from a relatively small number of petroleum industry customers and merchants in Central America and Russia, and bulk petroleum inventory products aggregating $21.2 million are located in and managed by one vendor in Central America.

At June 30, 2006, uncertainty exists as to the full realization of approximately $12.9 million due from one foreign entity because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in a foreign country. Management is currently pursuing available recoverability alternatives. The Company has recorded a net allowance for uncollectible amounts of approximately $4.0 million based on management’s estimate of ultimate realization after possible recovery, settlement and other costs. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s financial condition or future results of operations. Under its profit and loss sharing arrangement, the Company has recorded a net receivable of approximately $3.2 million from Oasis, a portion of which pertains to that entity’s reimbursable share of loss associated with this recoverability assessment. Oasis’s ability to repay the Company this or any future amount is somewhat dependent on sufficient profitability of future bulk petroleum transactions. Therefore, uncertainty exists regarding the recoverability of this amount.

The Company’s Credit Facility contains a separate sub-limit for standby letters of credit of up to $75.0 million for use in bulk petroleum and other business transactions. Under the Credit Facility as amended in May 2006, the Company may invest up to an aggregate of $50.0 million in Oil-Chem and its direct or indirect subsidiaries (Oil-Chem) for bulk petroleum activities. In May 2006, the Company formed Speedway Motorsports International Limited (BVI) (SMIL), a wholly-owned subsidiary of Oil-Chem. As of June 30, 2006, SMIL has contracted to acquire a majority interest in a foreign entity owning certain oil and gas mineral rights in Russia. A $906,000 deposit was paid as of June 30, 2006, another $906,000 was paid in July 2006, and additional cash consideration of up to $800,000 is contingently payable. Also, in July 2006, SMIL invested $2.0 million to acquire a majority interest in a second foreign entity owning certain oil and gas mineral rights in Russia. The operations of these two investments through and as of June 30, 2006 were insignificant. Future consolidation of these entities will likely be required if majority interest is retained or constitute variable interest entities.

Realization of receivables, inventories and investments, and the ability to invest and compete successfully and profitably, are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness, current and future market demand, customary risks associated with oil and gas exploration, drilling, production and other business activities, regional and global market and economic conditions, including geopolitical situations in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds, other factors outside of management’s control when conducting operations in a foreign country, global petroleum product supply and demand, regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs, and other factors. Default on payment by one or more customers, or should inventory not be realized or recovered, could have a material adverse impact on the Company’s operating results. SMIL may expand or increase its investment with the two foreign entities discussed above if sufficiently proven and developable reserves are found. SMIL may also make other foreign investments, and participate with others, including entering into contracts or joint venture arrangements, involving oil and gas exploration, development and production activities depending on opportunities that may arise. The carrying value of current and future investments could become impaired from insufficient sustained profitability and operating cash flows resulting from the aforementioned and other factors. Such factors, if significantly negative or unfavorable, could result in an impairment charge that has a material adverse impact on the Company’s financial condition or future results of operations.

Bulk petroleum transactions and oil and gas investing activities, may continue to occur in the near future, and they may or may not be significant. While revenues could become significant, resulting profit margins could be affected by market and other factors such as transaction, unrecoverable and other operating costs, and could be less than those on existing operations. The accounting for bulk petroleum, including related futures, transactions can be affected by many factors, including contract terms, title transfer, settlement timing, underlying futures terms and other transactional terms or conditions. Future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis. Mark-

to-market accounting could be used for certain futures contracts and bulk petroleum purchases or supply contracts could constitute an energy contract that is deemed a derivative depending on the underlying transactional terms and conditions. Also, future gains or losses on such contracts could be significant depending on fluctuations in market prices of the associated covered petroleum products and timing differences between maturities of futures contracts and sales of petroleum products. Depending on settlement timing and other transactional factors, accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods. At this time, management is unable to determine whether resulting revenues or profits or losses could be material.

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

Reiterated 2006 Earnings Guidance – In connection with the Company’s second quarter 2006 earnings release, the Company confirmed its previous full year 2006 guidance of $2.45-$2.55 per diluted share assuming current industry and economic trends continue, and excluding its 50% share of Motorsports Authentics joint venture operating results, the Company’s non-core businesses, capital expenditures exceeding current plans, the impact of further increases in fuel prices, interest rates, geopolitical conflicts and other unforeseen factors.

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

RESULTS OF OPERATIONS

The more significant racing schedule changes for the three and six months ended June 30, 2006 as compared to 2005 include the following:

•	BMS hosted a NASCAR NEXTEL Cup and a Busch Series race in the first quarter 2006 that were held in the second quarter 2005.

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005

Total Revenues for the three months ended June 30, 2006 decreased by $32.9 million, or 15.2%, from such revenue for the same period in 2005 due to the factors discussed below.

Admissions for the three months ended June 30, 2006 decreased by $24.0 million, or 32.2%, from such revenue for the same period in 2005. This decrease is due primarily to BMS hosting NASCAR-sanctioned NEXTEL Cup and Busch Series racing events in the first quarter 2006 that were held in the second quarter 2005. The decrease is also due to lower attendance at NASCAR-sanctioned racing events held at LMS and TMS in the current period, which management believes were negatively impacted by rising fuel prices and interest rates and declines in consumer spending.

Event Related Revenue for the three months ended June 30, 2006 decreased by $2.8 million, or 4.4%, from such revenue for the same period in 2005. This decrease is due primarily to BMS hosting NASCAR NEXTEL Cup and Busch Series racing events in the first quarter 2006 that were held in the second quarter 2005. The overall decrease was partially offset by increased sponsorship, display advertising and other event related revenues associated with NASCAR-sanctioned racing events held at IR, LMS and TMS in the current period, and to current period revenues of Jim Russell Group driving school (JRG) acquired in July 2005, and to higher track rentals and ancillary broadcasting rights revenue in the current period.

NASCAR Broadcasting Revenue for the three months ended June 30, 2006 decreased by $2.7 million, or 4.1%, from such revenue for the same period in 2005. This decrease is due primarily to NASCAR NEXTEL Cup and Busch Series racing events at BMS in the first quarter 2006 that were held in the second quarter 2005. The overall decrease was partially offset by increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at IR, LMS and TMS in the current period.

Other Operating Revenue for the three months ended June 30, 2006 decreased by $3.4 million, or 28.0%, from such revenue for the same period in 2005. This decrease is due to a recovery allowance reflected for certain bulk petroleum transactions, and to lower TSI and other non-event merchandising and Oil-Chem revenues, in the current period. The overall decrease was partially offset by bulk petroleum transactions and higher Legends Car and, to a lesser degree, Speedway Club revenues in the current period.

Direct Expense of Events for the three months ended June 30, 2006 decreased by $4.9 million, or 13.5%, from such expense for the same period in 2005. This decrease is due to BMS hosting NASCAR NEXTEL Cup and Busch Series racing events in the first quarter 2006 that were held in the second quarter 2005, and to lower insurance costs in the current period. The overall decrease was partially offset by operating costs associated with current period revenues of JRG acquired in July 2005, and higher operating costs associated with the growth in event related revenues and, to a lesser extent, increased advertising and promotional costs for NASCAR-sanctioned racing events held at IR, LMS and TMS in the current period.

NASCAR Purse and Sanction Fees for the three months ended June 30, 2006 decreased by $4.3 million, or 10.0%, from such expense for the same period in 2005. This decrease is due primarily to NASCAR NEXTEL Cup and Busch Series racing events held at BMS in the first quarter 2006 that were held in the second quarter 2005. The overall decrease was partially offset by higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held at IR, LMS and TMS in the current period.

Other Direct Operating Expense for the three months ended June 30, 2006 decreased by $1.3 million, or 11.9%, from such expense for the same period in 2005. This decrease is due primarily to decreased operating costs associated with lower TSI and other non-event merchandising revenues and bulk petroleum transactions, and to lower advertising and other operating costs associated with Oil-Chem in the current period. The overall decrease was partially offset by increased operating costs associated with higher Legends Car and Speedway Club revenues in the current period.

General and Administrative Expense for the three months ended June 30, 2006 decreased by $1.9 million, or 9.5%, from such expense for the same period in 2005. This decrease is due primarily to BMS hosting NASCAR NEXTEL Cup and Busch Series racing events in the first quarter 2006 that were held in the second quarter 2005. The overall decrease was partially offset by increased operating costs associated with growth and expansion at the Company’s speedways and operations, and to a lesser degree, compensation expense associated with January 1, 2006 adoption of SFAS No. 123R “Share-Based Payment” as further discussed in Note 9 to the Consolidated Financial Statements.

Depreciation and Amortization Expense for the three months ended June 30, 2006 increased by $806,000, or 8.7%, over such expense for the same period in 2005. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities.

Interest Expense, Net for the three months ended June 30, 2006 was $4.2 million compared to $5.0 million for the same period in 2005. The change reflects adjustment of a cash flow hedge swap agreement that no longer meets the conditions for assuming no ineffectiveness, increased average interest rates on borrowings under the bank revolving credit facility, and to a lesser degree, lower interest income earned from lower average invested cash balances. Those changes were offset by higher investment interest rates on invested cash balances and higher capitalized interest, during the current period.

Losses on Equity Investees for the three months ended June 30, 2006 of $226,000 represents second quarter 2006 recognition of the Company’s share of joint venture equity investee operating results (see Note 2 to the Consolidated Financial Statements for additional information).

Other Expense (Income), Net. Other income, net for the three months ended June 30, 2006 was $34,000 compared to other expense, net of $104,000 for the same period in 2005. The change reflects a gain recognized on the sale of one TMS condominium in the current period and a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the three months ended June 30, 2006 and 2005 was 35.3% and 38.9%, respectively. As further discussed in Note 2 to the Consolidated Financial Statements, the 2006 tax rate reflects decreased effective state income tax rates resulting from accounting for the State of Texas replacing its current franchise tax with a defined margin tax which is being accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes” in the period of enactment.

The same period in 2005 reflects decreased effective state income tax rates resulting primarily from reduction of previously recorded valuation allowances against deferred tax assets, associated with state net operating loss carryforwards, because management determined ultimate realization is more likely than not.

Net Income for the three months ended June 30, 2006 decreased by $10.0 million, or 18.1%, from such income for the same period in 2005. This change is due to the factors discussed above.

Six Months Ended June 30, 2006 Compared To Six Months Ended June 30, 2005

Total Revenues for the six months ended June 30, 2006 increased by $22.9 million, or 7.3%, over such revenues for the same period in 2005 due to the factors discussed below.

Admissions for the six months ended June 30, 2006 decreased by $2.0 million, or 1.8%, from such revenue for the same period in 2005. The decrease is due primarily to lower attendance at NASCAR-sanctioned racing events held at LMS and TMS in the current period, which management believes were negatively impacted by rising fuel prices and interest rates and declines in consumer spending. The overall decrease was partially offset by continued growth in admissions at NASCAR-sanctioned racing events held at LVMS and, to a lesser degree, at BMS in the current period.

Admissions revenue was negatively impacted by poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the first quarter 2006.

Event Related Revenue for the six months ended June 30, 2006 increased by $13.7 million, or 15.1%, over such revenue for the same period in 2005. This increase is due primarily to increased sponsorship, display advertising, luxury suite rentals, camping and other event related revenues associated with NASCAR-sanctioned racing events held in the current period. The increase is also due to current period revenues of JRG driving school acquired in July 2005, and to higher track rentals and ancillary broadcasting rights revenue in the current period. The overall increase was partially offset by lower commissions from food and beverage sales and souvenir sales that were negatively impacted by poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the first quarter 2006.

NASCAR Broadcasting Revenue for the six months ended June 30, 2006 increased by $14.2 million, or 15.5%, over such revenue for the same period in 2005. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the six months ended June 30, 2006 decreased by $3.0 million, or 13.6%, from such revenue for the same period in 2005. This decrease is due to a recovery allowance reflected for certain bulk petroleum transactions, and to lower TSI and other non-event merchandising and, to a lesser degree, Oil-Chem revenues in the current period. The overall decrease was partially offset by bulk petroleum transactions and higher Legends Car and Speedway Club revenues in the current period.

Direct Expense of Events for the six months ended June 30, 2006 increased by $5.1 million, or 10.0%, over such expense for the same period in 2005. This increase is due primarily to higher operating costs associated with the growth in event related revenues and, to a lesser extent, increased advertising and promotional costs, for NASCAR-sanctioned racing events held in the current period, and to operating costs associated with current period revenues of JRG acquired in July 2005. The overall increase was partially offset by lower insurance costs and lower souvenir sales resulting from the negative impact of poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the current period.

NASCAR Purse and Sanction Fees for the six months ended June 30, 2006 increased by $6.2 million, or 10.2%, over such expense for the same period in 2005. This increase is due to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period.

Other Direct Operating Expense for the six months ended June 30, 2006 decreased by $2.2 million or 11.3%, from such expense for the same period in 2005. This decrease is due primarily to decreased operating costs associated with lower TSI and other non-event merchandising revenues and bulk petroleum transactions, and to lower advertising and other operating costs associated with Oil-Chem in the current period. The overall decrease was partially offset by increased operating costs associated with higher Legends Car and Speedway Club revenues in the current period.

General and Administrative Expense for the six months ended June 30, 2006 increased by $1.3 million, or 3.5%, over such expense for the same period in 2005. This increase is due to increased operating costs associated with growth and expansion at the Company’s speedways and operations, and to increased property taxes and utilities costs. The increase also reflects compensation expense associated with January 1, 2006 adoption of SFAS No. 123R “Share-Based Payment” as further discussed in Note 9 to the Consolidated Financial Statements.

Depreciation and Amortization Expense for the six months ended June 30, 2006 increased by $1.6 million, or 8.7%, over such expense for the same period in 2005. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways.

Interest Expense, Net for the six months ended June 30, 2006 was $10.0 million compared to $10.9 million for the same period in 2005. The change reflects adjustment of a cash flow hedge swap agreement that no longer meets the conditions for assuming no ineffectiveness, increased average interest rates on borrowings under the bank revolving credit facility, and to a lesser degree, lower interest income earned from lower average invested cash balances. Those changes were offset by higher investment interest rates on invested cash balances and higher capitalized interest, during the current period.

Losses on Equity Investees for the six months ended June 30, 2006 of $1.4 million represents recognition of the Company’s share of joint venture equity investee operating results (see Note 2 to the Consolidated Financial Statements for additional information).

Other Expense (Income), Net. Other expense, net for the six months ended June 30, 2006 was $22,000 compared to other income, net of $816,000 for the same period in 2005. The change reflects first quarter 2005 recognition of previously deferred gain on the sale of certain land in the third quarter 2004 which was being recognized into income using the installment method. The associated note receivable was collected in full in the first quarter 2005 resulting in gain recognition. No such gain was recognized in 2006. The change also reflects a gain recognized on the sale of one TMS condominium in the current period and a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the six months ended June 30, 2006 and 2005 was 37.0% and 38.9%, respectively. As further discussed in Note 2 to the Consolidated Financial Statements, the 2006 tax rate reflects decreased effective state income tax rates resulting from accounting for the State of Texas replacing its current franchise tax with a defined margin tax which is being accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes” in the period of enactment.

The same period in 2005 reflects decreased effective state income tax rates resulting primarily from reduction of previously recorded valuation allowances against deferred tax assets, associated with state net operating loss carryforwards, because management determined ultimate realization is more likely than not.

Net Income for the six months ended June 30, 2006 increased by $8.2 million, or 11.7%, over such income for the same period in 2005. This increase is due to the factors discussed above.

Liquidity and Capital Resources

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the six months ended June 30, 2006 resulted primarily from:

(1)	net cash provided by operations amounting to $57.3 million;

(2)	repurchases of common stock amounting to $11.2 million;

(3)	cash received on exercise of common stock options amounting to $5.2 million;

(4)	cash outlays for equity investments in associated entities and other investments amounting to $3.9 million;

(5)	cash received on repayments of notes and other receivables amounting to $2.5 million; and

(6)	cash outlays for capital expenditures amounting to $41.5 million.

Cash flows from operations in the six months ended June 30, 2006 compared to 2005 reflect: (1) payments of approximately $28.1 million in 2006 for accelerated income taxes under our tax method accounting change; (2) increases in bulk commodity receivables and inventory in 2006 as more fully discussed in “Near Term Operating Factors – Bulk Petroleum Transactions” above; and (3) increases in net deferred race event income over last year.

The Company had the following contractual obligations as of June 30, 2006 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations:(1)
Current liabilities, excluding current maturities of long-term debt, deferred race event income and accrued income taxes	$51,307	$51,307	—	—	—
Long-term debt, including current maturities(2)	428,593	7,944	$26,587	$64,062	$330,000
Income taxes payable(3)	65,691	37,599	28,092	—
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	792	—	—	792	—
Interest on fixed rate debt obligations(1)	153,141	22,275	44,550	44,550	41,766
Operating leases	3,032	1,157	1,214	428	233

Total Contractual Cash Obligations	$705,150	$120,282	$100,443	$109,832	$374,593

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments:
Letters of credit	$1,173	$1,173	—	—	—
Contingent guarantee obligations	12,500	1,250	$2,500	$2,500	$6,250

Total Other Commercial Commitments	$13,673	$2,423	$2,500	$2,500	$6,250

(1)	Contractual cash obligations above exclude: (a) interest payments under the Company’s floating rate Revolving Credit Facility and Term Loan which had outstanding borrowings aggregating $98.4 million and average interest rates of 6.0% for the six months ended June 30, 2006 (cash paid for interest, net of amounts capitalized, was approximately $14.1 million in the six months ended June 30, 2006); (b) income taxes that may be paid in future years (cash paid for income taxes was approximately $49.2 million in the six months ended June 30, 2006); (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs other than those discussed below in Item No. 3; and (d) capital expenditures that may be made although not under contract as of June 30, 2006 (cash paid for capital expenditures was approximately $41.5 million in the six months ended June 30, 2006).
(2)	At June 30, 2006, includes required quarterly principal payments under the Term Loan aggregating (for annual periods ending June 30): $7.8 million in 2007, $12.5 million in 2008, $14.1 million in 2009, and $14.0 million in 2010.
(3)	Reflects current and noncurrent income taxes payable as of June 30, 2006, including accelerated amounts as more fully described above in “Near-term Operating Factors – Income Taxes”.

FUTURE LIQUIDITY

At June 30, 2006, the Company’s cash and cash equivalents totaled $128.2 million, short-term investments totaled $3.1 million, outstanding borrowings under the $250.0 million Revolving Credit Facility amounted to $50.0 million, and outstanding standby letters of credit amounted to $1.2 million. At June 30, 2006, the Company had availability for borrowing up to an additional $198.8 million, including up to an additional $73.8 million in standby letters of credit, under the Credit Facility. At June 30, 2006, net noncurrent deferred tax liabilities totaled $177.2 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

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

Credit Facility—The Company’s Credit Facility, as amended, consists of a senior revolving facility (the Revolving Facility) and term loan (the Term Loan) provided by a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility: (i) provides for borrowings in an aggregate principal amount of up to $250.0 million, and includes separate sub-limits of $10.0 million for borrowings under 15-day swing line loans and $75.0 million for standby letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, increasing up to $150.0 million subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80.0 million, plus up to an additional $150.0 million for certain specified capital expenditures during the two-year period of fiscal 2005 and 2006; (v) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vi) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the Credit Facility term. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the Credit Facility, subject to certain conditions on the date borrowed. The Term Loan, initially in the aggregate principal amount of $50.0 million, is being amortized by quarterly payments commencing in 2006 through final maturity in 2010. In May 2006, the Company amended the Credit Facility to provide for, among other things, increased flexibility with respect to permitted investments by or in certain subsidiaries, and Company investment of up to an aggregate of $50.0 million, associated with the Company’s bulk petroleum and certain other businesses. The amendment allows for additional investments, contracts and contract assignment, associated with the Company’s buying and selling of bulk petroleum products, to specified foreign parties. See “Near-term Operating Factors—Bulk Petroleum Transactions” for additional discussion on these activities.

The Credit Facility contains a number of affirmative and negative financial covenants. These financial covenants require us to maintain certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), funded senior debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, making specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, sales of assets, and the incurrence of debt. Indebtedness under the Credit Facility is guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries (the Guarantors), and is secured by a pledge of all the capital stock and limited liability company interests, as the case may be, of the Guarantors. See Note 5 to the Consolidated Financial Statements for additional information.

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

At June 30, 2006, the Company had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at its speedways. Similar to prior years, the Company continues to expand concessions, camping, restrooms and other fan amenities at certain facilities. In 2005, LVMS began construction of approximately 16,000 new permanent grandstand seats, for a net increase of approximately 11,000, that were completed in March 2006. In 2006, AMS began construction of approximately 12,000 new premium front-stretch and club-style permanent seats that are expected to be completed by October 2006. The Company is renovating and modernizing certain infield garages, media centers, scoring towers and other facilities, resurfacing or modifying the banking of certain speedways, and purchasing additional land for expansion or development. The Company also plans to continue improving and expanding on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways. In March 2006, the Company announced construction plans for a 126-unit condominium project at LVMS, which would include trackside office space, banquet facilities, spa and health club and other amenities. Commencement of construction is subject to governmental approval and permitting processes, which could materially adversely affect the ultimate cost and timing of construction.

The estimated aggregate cost of capital expenditures in 2006 approximates $95.0 to $105.0 million. The increase over previous estimates reflects increasing construction material and other costs which continue to rise.

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

Stock Repurchase Program—In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1.0 million shares of outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5 to the Consolidated Financial statements), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. In the six months ended June 30, 2006, the Company repurchased 302,500 shares of common stock for approximately $11.2 million, and could repurchase up to an additional 415,000 shares under the current authorization as of June 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding letters of credit of $1.2 million, none of which were associated with bulk petroleum transactions, and contingent guarantee obligations of $12.5 million as of June 30, 2006. As further described in “Near-term Operating Factors” above, the Credit Facility provides for a separate sub-limit for standby letters of credit to $75.0 million for use in the Company’s bulk petroleum and other business transactions. The Company presently does not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

As of January 1, 2006, the Company implemented SFAS No. 123R “Share-Based Payment” which, among other things, generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period, and applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date of January 1, 2006. The Company elected the modified prospective method of transitioning to SFAS No. 123R, and as of January 1, 2006 began recognizing compensation expense related to future stock option and other share-based compensation grants, including immediate recognition for grantees who are retirement-eligible rather than ratably over the vesting period regardless of retirement-eligibility. All stock options granted under the Company’s 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. See Note 9 to the Consolidated Financial Statements for additional information on the Company’s stock compensation plans, impact of adoption and required disclosures under SFAS No. 123R.

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

In June 2006, FASB Interpretation No. 48 “Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109” was issued which, among other things, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. FASB Interpretation No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosures and transition. Evaluation of a tax position will include determining whether it is more likely than not a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position meets the more-likely-than-not recognition threshold, it is presumed the position will be examined by appropriate taxing authorities having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation. FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, of adopting FASB Interpretation No. 48 on its financial position and future results of operations.

In June 2006, the Emerging Issues Task Force reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF No. 06-3 pertains to any tax assessed by governmental authorities that are directly imposed on revenue-producing transactions, including, but not limited to sales, use, value added, and certain excise taxes. EITF No. 06-3 also provides guidance on disclosing accounting policies for presenting such taxes on a gross or net basis and the amount of such taxes reported on a gross basis. EITF No. 06-3 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, EITF No. 06-3 will have on its financial statement disclosures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—The Company’s financial instruments with interest rate risk exposure consist of cash and cash investments, notes receivable, the Revolving Facility and the Term Loan, and an interest rate swap agreement that are sensitive to changes in interest rates. A change in interest rates of one percent on floating notes receivable and debt balances outstanding at June 30, 2006, excluding the interest rate swap, would cause an approximate change in annual interest income of $59,000 and annual interest expense of $984,000.

As discussed in Note 5 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction related to variable rate debt obligations. The swap has a principal notional amount of $50.0 million, provides for quarterly settlement and expires corresponding with the debt term. At June 30, 2006 and December 31, 2005, the Company has reflected a net derivative asset for this swap of approximately $1.7 million and $1.1 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

As discussed in “Liquidity and Capital Resources” above and Note 5 to the Consolidated Financial Statements, the Credit Facility has a revolving credit facility overall borrowing limit of $250.0 million, separate sub-limits for 15-day swing line loans of $10.0 million and for standby letters of credit of $75.0 million, matures March 2010, and interest is based at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. Also, the Credit Facility was amended in May 2006 to provide, among other things, for increased flexibility with respect to permitted investments by or in certain subsidiaries, and for Company investment of up to an aggregate of $50.0 million, associated with the Company’s bulk petroleum and certain other businesses. The amendment allows for additional investments, contracts and contract assignment, associated with the Company’s buying and selling of bulk petroleum products, to specified foreign parties.

Equity Price Risk — The Company has marketable equity securities, all classified as “available for sale” which are included in other noncurrent assets. Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification. The carrying value of marketable equity securities amounted to $244,000 and $204,000 at June 30, 2006 and December 31, 2005.

Other Market Risk—As further described in Note 2 to the Consolidated Financial Statements – “Bulk Petroleum Transactions”, the Company is party to certain commodity hedges associated with bulk petroleum inventory that have a fair market value (liabilities) of $85,000 at June 30, 2006 and $238,000 at December 31, 2005. Counterparties for these commodity hedges are major financial institutions. As of June 30, 2006, the Company had aggregate outstanding standby letters of credit of $1.2 million, none of which were associated with bulk petroleum transactions. As described in “Liquidity and Capital Resources” above, the Company also had contingent guarantee obligations of $12.5 million as of June 30, 2006.

As of and during the six months ended June 30, 2006, there have been no other significant changes in the Company’s interest rate risk, equity price risk or other market risk.

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

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting in the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. New or material developments on the more significant of these lawsuits are described below.

On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMS, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure resulted from excessive interior corrosion resulting from improperly manufactured bridge components. Tindall Corporation designed, manufactured and constructed the portion of the pedestrian bridge that failed. Tindall contends that a product that Tindall purchased from Anti-Hydro International, Inc. and that Tindall incorporated into the bridge caused the corrosion. To date, 103 individuals claiming injuries from the bridge failure on May 20, 2000, had filed a total of 48 separate lawsuits. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The federal lawsuits have all been resolved. The North Carolina state court lawsuits were consolidated before one judge. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge, and finding that Tindall was negligent. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and, therefore, LMS will be jointly and severally liable for future verdicts. In addition, the Court dismissed all claims for punitive damages in all lawsuits.

Currently, all but six state court lawsuits involving twelve individuals in connection with this incident have been resolved by the defendants. The claims of six individuals in five suits have been dismissed by the Trial Court. The Trial Court’s dismissal order has been affirmed by the North Carolina Court of Appeals in four of those lawsuits involving five individuals, and one remains on appeal. The plaintiffs in the four lawsuits in which the North Carolina Court of Appeals affirmed the Trial Court’s order of dismissal have until August 9, 2006 to petition for discretionary review by the North Carolina Supreme Court. The remaining lawsuits are still consolidated before one judge and are pending in Mecklenburg County. The Company is vigorously defending itself in the remaining cases, which are being tried solely on damages and are in discovery. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

Debra Kirwan and The Zone, Inc. filed a lawsuit against TSI in the United States District Court for the Eastern District of Pennsylvania on December 21, 2004. An answer and affirmative defenses were filed on May 2, 2005. Plaintiffs claim the defendant conspired to misappropriate their potential “interactive storybook”. Plaintiffs’ claims include declaratory relief, false designation of origin, unfair competition and false advertising under the Lanham Act, false marking pursuant to the Patent Act, breach of fiduciary duties, breach of contract, violation of unfair trade practices and consumer protection law, misappropriation and conversion, civil conspiracy and fraud against TSI, QVC, Inc., Home Shopping Network, Aaron Clark Industries and Aaron Clark, individually. This matter has been resolved in a manner which did not result in any material adverse effect on the Company’s financial position.

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

Jonie Shires filed a lawsuit against Bristol Motor Speedway and an employee Josh King in Tennessee federal court. The plaintiff alleges traumatic brain injury caused by an alleged blow to her head from a falling tent pole. The plaintiff seeks damages in the amount of $5,000,000. The Company is seeking indemnity from the plaintiff’s employer. The Company has filed a motion for summary judgment seeking a dismissal of all of the plaintiff’s claims, and is awaiting the Court’s ruling on the motion. The Company is defending this lawsuit vigorously and management does not expect the disposition of this case will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

The Company is a party to other litigation incidental to its business. Management does not believe the outcome of any of these lawsuits or incidents will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase from time to time of up to 1.0 million shares of the Company’s outstanding $.01 par value common stock in open market or private transactions. The amount of repurchases made by the Company under the program in any given month or quarter may vary as a result of changes in the Company’s business, operating results, working capital or other factors. As set forth in the table below, the Company repurchased 147,500 and 302,500 shares of common stock for approximately $5.6 million and $11.2 million in the three and six months ended June 30, 2006, respectively.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 2006	50,000	$35.37	50,000	667,500
February 2006	47,500	35.98	47,500	620,000
March 2006	57,500	36.55	57,500	562,500
April 2006	47,500	37.91	47,500	515,000
May 2006	57,500	38.58	57,500	457,500
June 2006	42,500	37.33	42,500	415,000

Total	302,500	$36.98	302,500	415,000

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 19, 2006, H.A. Wheeler, Marcus G. Smith, and Tom E. Smith were reelected directors by the Company’s stockholders. Directors not reelected at the meeting, but whose terms of office continued after the meeting, were O. Bruton Smith, William R. Brooks, William P. Benton, Mark M. Gambill, James P. Holden and Robert L. Rewey. In addition to reelection of three directors, the stockholders ratified the selection of Deloitte & Touche LLP as the principal independent registered public accounting firm of the Company.

	For	Votes Against	Votes Withheld	Abstentions/ Broker Non- Votes
Reelection of H.A. Wheeler	42,677,961	–	182,309	942,447
Reelection of Marcus G. Smith	42,644,798	–	215,472	942,447
Reelection of Tom E. Smith	42,822,415	–	37,855	942,447
Ratification of Deloitte & Touche LLP as principal auditors	42,747,748	108,559	3,963	942,447

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
10.1	Fourth Amendment, dated May 15, 2006, to the Credit Agreement dated May 16, 2003, as amended, among SMI and certain of its subsidiaries and related parties, and the various Lenders identified on the signature pages thereto (the Lenders), including Bank of America, N.A. as Administrative Agent for the Lenders, Wachovia Bank N.A., as Syndication Agent, Caylon New York Branch and SunTrust Bank, as the Documentation Agents, and Banc of America Securities LLC, as Lead Arranger and Book Manager, for the Lenders.

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC. (Registrant)

Date: August 9, 2006	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: August 9, 2006	By:	/s/ William R. Brooks
William R. Brooks
Executive Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)