Form 10-Q
period 2006-09-30
SPEEDWAY MOTORSPORTS INC
filed 2006-11-08
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 8, 2006, there were 43,788,729 shares of common stock outstanding.

This Quarterly Report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (1) statements in this Quarterly Report on Form 10-Q that reflect projections or expectations of the Company’s future financial or economic performance; (2) statements that are not historical information; (3) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Legal Proceedings”, “Controls and Procedures”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”; (4) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2006 and beyond; and (5) statements relating to the Company’s future capital projects, hosting of races, broadcasting rights, sponsorships, financing needs, petroleum or other commodities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “estimates”, “could”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in the Company’s 2005 Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q. At this date, there have been no material changes to those risk factors. Forward-looking statements included in this report are based on information available to the Company as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking information contained in this report.

The Company’s website is located at www.speedwaymotorsports.com. The Company makes available free of charge, through its website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act. These reports are available as soon as reasonably practicable after we electronically file those materials with the United States Securities and Exchange Commission (SEC). The Company also posts on its website the charters of the Company’s Audit, Compensation, and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain other corporate governance materials contemplated by SEC or New York Stock Exchange regulations. The documents are also available in print, free of charge, to any requesting shareholder by contacting the Company’s corporate secretary at its executive offices.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$124,329	$117,888
Short-term investments	3,103	3,022
Accounts and notes receivable	69,507	39,138
Inventories	16,448	34,556
Prepaid expenses and other current assets	4,667	4,165
Deferred income taxes	2,207	2,519

Total Current Assets	220,261	201,288

Notes and Other Receivables:
Affiliates	7,528	8,822
Other	2,562	2,597
Other Assets	29,449	25,296
Property and Equipment, Net	1,028,762	979,652
Equity Investments in Associated Entities	137,600	136,842
Other Intangible Assets, Net	101,700	101,797
Goodwill	58,513	58,132

Total	$1,586,375	$1,514,426

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except share amounts)

(Unaudited)

	September 30, 2006	December 31, 2005
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$113	$4,847
Accounts payable	26,244	18,772
Deferred race event income, net	112,296	101,966
Accrued income taxes	4,518	6,061
Accrued interest	7,895	2,464
Accrued expenses and other liabilities	26,145	26,553

Total Current Liabilities	177,211	160,663
Long-term Debt	428,451	425,388
Payable to Affiliate	2,594	2,594
Deferred Income, Net	11,414	11,869
Deferred Income Taxes	160,296	186,450
Other Liabilities	1,946	1,314

Total Liabilities	781,912	788,278

Commitments and Contingencies (Notes 2 and 8)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000, issued and outstanding—43,771,000 in 2006 and 43,891,000 in 2005	444	442
Additional Paid-in Capital	227,327	216,333
Retained Earnings	601,443	519,022
Accumulated Other Comprehensive Income	20	683
Treasury stock at cost, shares—674,000 in 2006 and 283,000 in 2005	(24,771)	(10,332)

Total Stockholders’ Equity	804,463	726,148

Total	$1,586,375	$1,514,426

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30:
	2006	2005
Revenues:
Admissions	$27,500	$26,982
Event related revenue	30,592	28,719
NASCAR broadcasting revenue	15,749	13,659
Other operating revenue	10,909	10,656

Total Revenues	84,750	80,016

Expenses and Other:
Direct expense of events	21,218	20,240
NASCAR purse and sanction fees	10,832	9,949
Other direct operating expense	8,526	8,802
General and administrative	18,690	17,972
Depreciation and amortization	10,176	9,569
Interest expense, net (Note 5)	6,302	5,551
Losses on equity investees	1,041	7
Other (income) expense, net	(23)	721

Total Expenses and Other	76,762	72,811

Income Before Income Taxes	7,988	7,205
Provision For Income Taxes	(3,286)	(2,803)

Net Income	$4,702	$4,402

Basic Earnings Per Share	$0.11	$0.10
Weighted Average Shares Outstanding	43,762	43,881
Diluted Earnings Per Share	$0.11	$0.10
Weighted Average Shares Outstanding	43,948	44,179

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30:
	2006	2005
Revenues:
Admissions	$132,252	$133,705
Event related revenue	135,147	119,557
NASCAR broadcasting revenue	121,599	105,337
Other operating revenue	30,147	31,887

Total Revenues	419,145	390,486

Expenses and Other:
Direct expense of events	77,702	71,601
NASCAR purse and sanction fees	77,670	70,604
Other direct operating expense	25,662	27,092
General and administrative	57,642	55,619
Depreciation and amortization	30,356	28,141
Interest expense, net (Note 5)	16,351	16,479
Losses on equity investees	2,486	68
Other income, net	(1)	(156)

Total Expenses and Other	287,868	269,448

Income Before Income Taxes	131,277	121,038
Provision For Income Taxes	(48,856)	(47,084)

Net Income	$82,421	$73,954

Basic Earnings Per Share	$1.88	$1.68
Weighted Average Shares Outstanding	43,806	43,913
Diluted Earnings Per Share	$1.87	$1.67
Weighted Average Shares Outstanding	44,013	44,195

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2006	43,891	$442	$216,333	$519,022	$683	$(10,332)	$726,148
Net income	—	—	—	82,421	—	—	82,421
Fair market value adjustment to interest rate swap, net of tax	—	—	—	—	363	—	363
Interest rate swap adjustment, net of tax	—	—	—	—	(1,052)	—	(1,052)
Change in net unrealized gain on marketable equity securities, net of tax	—	—	—	—	26	—	26

Comprehensive income							81,758
Exercise of stock options	271	2	6,554	—	—	—	6,556
Tax benefit from exercise of stock options	—	—	3,606	—	—	—	3,606
Share-based compensation	—	—	834	—	—	—	834
Repurchases of common stock at cost	(391)	—	—	—	—	(14,439)	(14,439)

Balance, September 30, 2006	43,771	$444	$227,327	$601,443	$20	$(24,771)	$804,463

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30:
	2006	2005
Cash Flows from Operating Activities:
Net income	$82,421	$73,954
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of property and equipment	197	(950)
Depreciation and amortization	30,356	28,141
Amortization of deferred income	(1,042)	(1,042)
Deferred income tax provision	10,185	(14,107)
Tax benefit from exercise of stock options	—	670
Losses on equity investees	2,486	68
Share-based compensation	834	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(30,975)	(12,850)
Prepaid and accrued income taxes	(37,072)	26,024
Inventories	17,879	(24,735)
Prepaid expenses and other current assets	(502)	(1,674)
Accounts payable	4,526	21,012
Deferred race event income	10,330	2,421
Accrued expenses and other liabilities	3,301	13,315
Deferred income	634	523
Other assets and liabilities	1,014	866

Net Cash Provided By Operating Activities	94,572	111,636

Cash Flows from Financing Activities:
Borrowings under long-term debt	—	3,153
Principal payments on long-term debt	(1,671)	(110)
Payments of loan amendment costs	(462)	(863)
Exercise of common stock options	6,556	4,098
Tax benefit from exercise of stock options	3,606	—
Repurchases of common stock	(14,439)	(6,563)

Net Cash (Used) Provided By Financing Activities	(6,410)	(285)

See notes to consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30:
	2006	2005
Cash Flows from Investing Activities:
Payments for:
Capital expenditures	$(77,174)	$(71,416)
Expenditures for AMS tornado restoration	—	(12,407)
Equity investments in associated entities, other investments and business acquisition	(7,129)	(14,631)
Proceeds from:
Sales of property and equipment	647	899
Insurance recovery for AMS tornado damage	—	20,500
Increase in notes and other receivables:
Affiliates	(390)	(349)
Other	(348)	—
Repayment of notes and other receivables:
Affiliates	1,684	1,377
Other	989	4,113

Net Cash Used By Investing Activities	(81,721)	(71,914)

Net Increase In Cash and Cash Equivalents	6,441	39,437
Cash and Cash Equivalents at Beginning of Period	117,888	216,731

Cash and Cash Equivalents at End of Period	$124,329	$256,168

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$15,315	$14,512
Cash paid for income taxes	73,518	35,054
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures for 2006 and 2005, and AMS tornado damage restoration expenditures for 2005	2,946	8,095
Net liabilities assumed for business acquisition	381	480

See notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries (SMI Properties), 600 Racing, Inc. (600 Racing), Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem) and subsidiaries, SMISC Holdings, Inc., SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) (SMIL) and consolidated joint ventures, Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA LLC a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “six” speedways exclude NCS, where no National Association for Stock Car Auto Racing, Inc. (NASCAR) sanctioned races are being held at this time.

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

At September 30, 2006, the operations of MA are comprised of Action and Team Caliber. MA is presently finalizing the purchase allocations, including valuation of intangible assets acquired and liabilities assumed. The acquisitions were not significant individually or combined. As of September 30, 2006, presenting summarized financial information on assets, liabilities and operating results of the investees was not required.

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

Joint Venture Equity Investments—The equity method is used to account for investments in joint ventures and other associated entities in which the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%. As further described in Note 1, the Company’s 50% owned joint venture MA is comprised of Action and Team Caliber. MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results so that reporting periods coincide. The Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements. The Company’s share of MA’s operating results for December 1, 2005 through August 31, 2006 are included in “losses on equity investees” for the three and nine months ended September 30, 2006. All significant intercompany profits or losses were eliminated in applying the equity method of accounting.

Revenue and Expense Recognition—The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, driving school and karting revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes TSI, MBM and certain SMI Properties merchandising revenues, bulk petroleum transactions reported individually as gross revenue or on a net profit or loss basis, oil and gas investment revenues, Legends Car and parts sales, The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”) revenues, Oil-Chem revenues, and industrial park and office tower rentals. “Earnings or losses on equity investees” include the Company’s share of joint venture equity investee profits or losses.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school and karting revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of TSI, MBM and certain SMI Properties merchandising, gross bulk petroleum, oil and gas investment, Legends Car, Speedway Clubs, Oil-Chem, and industrial park rental revenues.

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

Bulk Petroleum Transactions and Oil and Gas Investments—The Company is engaged in the purchase and sale of bulk petroleum products, associated commodity transactions, and oil and gas investing activities, including exploration, drilling and production arrangements. The Company has conducted these business activities primarily in Africa, Central America, North America, Russia, South America, and the United Kingdom. The Company may expand such business activities into other foreign regions, including Asia and the Middle East, among others. Oasis Trading Group LLC (Oasis), a United States entity, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company enters into futures contracts associated with petroleum products and utilizes letters of credit for the purchase and sale of bulk petroleum products. The Company also has profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, oil and gas investment activities, futures contracts, and letters of credit hereafter are collectively associated with or referred to as “bulk petroleum transactions or bulk petroleum activities”.

In May 2006, the Company amended the Credit Facility (as defined below) to provide for, among other things, increased flexibility with respect to permitted investments by or in Oil-Chem and its direct or indirect subsidiaries (Oil-Chem). Under this amendment, the Company may invest up to an aggregate of $50,000,000 in Oil-Chem for bulk petroleum activities. In May 2006, the Company formed Speedway Motorsports International Limited (BVI) (SMIL), a wholly-owned subsidiary of Oil-Chem. Since May 2006 and through September 30, 2006, SMIL has acquired a majority interest in two foreign entities owning certain oil and gas mineral rights in Russia for cash consideration aggregating approximately $4,112,000; their operations through September 30, 2006 were not significant. As of September 30, 2006, these investments aggregate $5,282,000, and include other assets of $4,708,000 and capitalized expenditures of $574,000. These entities are consolidated and minority interests pertaining to these investments aggregate $489,000, are included in other liabilities, and will be reported separately if and when significant.

The Company evaluates the underlying transactional terms and conditions, along with associated accounting guidance, in determining whether revenues, costs, and operating profits or losses, including changes in the fair value of commodity hedges and shared profits and losses, from bulk petroleum transactions should be reported on a gross or net basis. Gross revenues and product and associated operating costs from bulk petroleum transactions are included in other operating revenue and other direct operating expense, respectively. The Company had a contract to supply petroleum products that was considered an energy supply contract and was treated as a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities”. That contract expired September 30, 2006. The Company estimated the fair value of this derivative contract based on a pricing model using Nymex and gulf market prices, and determined that its fair value was not significant as of December 31, 2005. Operating profits or losses associated with the trading contract have been reported on a net basis in other operating revenue.

There were no bulk petroleum transactions reported on a gross basis in the three and nine months ended September 30, 2006 or 2005. For bulk petroleum transactions reported on a net basis, associated billings for the three months ended September 30, 2006 and 2005 totaled $54,755,000 and $47,853,000, and for the nine months ended September 30, 2006 and 2005 totaled $150,007,000 and $47,853,000, respectively. Net realized profits or losses associated with bulk petroleum transactions during these periods were not significant. There were no revenues from Russian oil and gas investing activities in the three and nine months ended September 30, 2006 and associated operating costs were not significant. As of December 31, 2005, the Company was party to certain futures contracts associated with bulk petroleum inventory. These instruments were current liabilities having a fair market value of $238,000 as of December 31, 2005. There were no futures contracts outstanding as of September 30, 2006. The Company reports the changes in fair value, and settlement gains or losses, of futures contracts in other operating revenue. For derivative energy supply and futures contracts, net gains (losses) amounted to $1,405,000 and $3,018,000 for the three and nine months ended September 30, 2006, and ($434,000) and $314,000 for the three and nine months ended September 30, 2005. The Company’s Credit Facility contains a separate sub-limit for letters of credit of up to $75,000,000 for use in bulk petroleum and other business transactions. As of September 30, 2006, the Company had no outstanding letters of credit associated with bulk petroleum transactions.

Bulk petroleum transactions may involve concentrations of credit and other risks different from the Company’s motorsports operations. At September 30, 2006, the Company had credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions. Approximately $35,721,000 or 51% of the Company’s total accounts receivable are due from a relatively small number of petroleum industry customers and merchants in Central America and Russia. Also, from time to time, bulk petroleum inventory products may be located in and managed by a relatively small number of vendors in Central America or Russia. At September 30, 2006, there was no bulk petroleum product inventory.

At September 30, 2006, uncertainty exists as to the full realization of approximately $12,900,000 due from one foreign entity because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in a foreign country. Management is currently pursuing available recoverability alternatives. The Company has recorded a net allowance for uncollectible amounts of approximately $4,000,000 based on management’s estimate of ultimate realization after possible recovery, settlement and other costs. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s financial condition or future results of operations. Under its profit and loss sharing arrangement, the Company has recorded a net receivable of approximately $3,100,000 from Oasis, a portion of which pertains to that entity’s reimbursable share of loss associated with this recoverability assessment. Oasis’s ability to repay the Company this or any future amount is somewhat dependent on sufficient profitability of future bulk petroleum transactions. Therefore, uncertainty exists regarding the recoverability of this amount.

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

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on considering the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of a company’s balance sheet and statement of operations and related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by reflecting necessary correcting adjustments to the carrying values of assets and liabilities, if any, as offsetting adjustments to retained earnings as of the beginning of that year. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error corrected through cumulative adjustment and how and when it arose. The Company continues to assess the impact of SAB No. 108, and at this time, management does not believe it will materially impact the Company’s financial statements or disclosures.

In September 2006, SFAS No. 157 “Fair Value Instruments” was issued which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value instruments. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157, among other things, clarifies various market participation assumptions and fair value measurement, expands disclosures about using fair values in interim and annual periods subsequent to initial recognition, and applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. This statement also nullifies certain guidance in EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, adopting SFAS No. 157 may have on its financial statements or disclosures.

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

2005 Gain on Sale of Land Held For Development—In the third quarter 2004, the Company sold certain land which management was developing and marketing. Other income, net for the nine months ended September 30, 2005 reflects recognition of previously deferred gain of $1,062,000 from the 2004 sale which was being recognized into income using the installment method. The associated note receivable was collected in full in the first quarter 2005 resulting in gain recognition.

2005 AMS Tornado Damage—In July 2005, a tornado struck AMS causing significant damage to its facilities. The Company assessed damages and established restoration plans and costs using outside insurance administrators and consultants, internal construction and development personnel, and other consultants. Under applicable authoritative guidance, the Company recognized a third quarter 2005 loss on damaged property and equipment of $16,679,000, a gain to the extent of such loss based on expected insurance recoveries at that time pending final resolution of insurance claims, and an approximate $500,000 pre-tax charge to earnings for associated uninsured losses. The Company ceased depreciating damaged property and equipment in July 2005 and began depreciating new and restored assets when placed in service. Restoration progressed sufficiently to allow AMS to conduct its NASCAR NEXTEL Cup Series and other races as scheduled in October 2005. The Company’s settlement of insurance claims was substantially completed in the fourth quarter 2005, and the ultimate outcome did not materially adversely effect its financial position or results of operations.

Income Taxes— At September 30, 2006 and December 31, 2005, the Company had significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the Internal Revenue Service (IRS), the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. As of and through September 30, 2006 and December 31, 2005, the change resulted in reclassifying noncurrent deferred income taxes of approximately $28,092,000 and $18,716,000 to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $28,092,000 in each of 2007 and 2008. Accelerated taxes of $18,716,000 were paid in 2005, after using alternative minimum tax credit carryforwards of approximately $9,109,000 in 2005. Accelerated taxes of $28,092,000 were paid in the nine months ended September 30, 2006. Management believes the Company’s use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. Management believes filing the change in tax accounting method was the best course of action to minimize costs and uncertainty. Management anticipates that cash and cash equivalents and cash flow from operations will be sufficient to fund these payments. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over longer periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s financial position or future results of operations. See Note 8 to the December 31, 2005 Consolidated Financial Statements for additional information on deferred tax liabilities and the 2005 tax accounting method change.

In February 2006, the IRS began performing a periodic examination of the Company’s federal income tax returns for the year ended December 31, 2003. While management has no reason to believe significant adjustments may result, the review is still underway and its outcome is presently undeterminable.

In May 2006, the State of Texas enacted “House Bill 3” (the Bill) which replaces its current franchise tax with a defined margin tax, applies to taxable entities conducting business in Texas, and is accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 stipulates accounting for the effects of tax law changes in the period of enactment. As such, the Company accounted for the tax law change in its second quarter 2006. The effect was to reduce the Company’s income tax expense by $2,523,000, and effective income tax rate by 1.9%, for the nine months ended September 30, 2006. The Texas Comptroller has requested a formal opinion from the Texas Attorney General on whether the margin tax is an impermissible income tax that violates the Texas constitution. Texas law requires voter approval of any state income tax, and at this time, such approval had not been obtained for the Bill. If a constitutional challenge is filed, the Bill gives the Texas Supreme Court jurisdiction and allows the Court to grant injunctive or declaratory relief. The Court would have 120 days from the date the challenge is filed to make a ruling. Should the Court grant injunctive and declaratory relief, or other legislative action occur in Texas, which effectively overturns or reverses the Bill, the Company would likely be required to effect such further tax law change in the period of enactment. The effect of any such change could increase the Company’s future income tax expense by amounts similar to that recorded in the second quarter 2006.

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

Reclassifications—Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES—Inventories consist of the following components (in thousands):

	September 30, 2006	December 31, 2005
Souvenirs and apparel	$9,032	$8,724
Finished vehicles, parts and accessories	5,237	4,985
Bulk petroleum, micro-lubricant™ and other	2,179	20,847

Total	$16,448	$34,556

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization, and at September 30, 2006 and December 31, 2005, inventories reflect provisions of $7,787,000 and $8,003,000. Those provisions pertain to inventories other than bulk petroleum inventories. At September 30, 2006, there were no bulk petroleum inventories. Bulk petroleum inventories with specific costs aggregating approximately $19,697,000 at December 31, 2005 were recovered upon resale in 2006. See Note 2 “Bulk Petroleum Transactions” for additional discussion on these activities.

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

As of September 30, 2006 and December 31, 2005, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$98,783	—	$98,783	$98,783	—	$98,783	—
Amortizable network and other media promotional contracts	3,320	$(403)	2,917	3,320	$(306)	3,014	30

Total	$102,103	$(403)	$101,700	$102,103	$(306)	$101,797

Changes in the gross carrying value of other intangible assets and goodwill during the nine months ended September 30, 2006 are as follows (in thousands):

	Other Intangible Assets	Goodwill
Balance, beginning of period	$102,103	$58,132
Increase from adjustments to previously recorded purchase price	—	381

Balance, end of period	$102,103	$58,513

Changes in the gross carrying value of goodwill reflect the Company’s final purchase accounting associated with the 2005 acquisition of certain Jim Russell Group, Inc. (JRG) operations (principally driving school and karting activities and replacement car parts sales) that resulted in increasing goodwill and accrued expenses by $381,000.

5. LONG-TERM DEBT

Bank Credit Facility and 2006 Amendments—The Company has a long-term, senior revolving credit facility (the Credit Facility or the Revolving Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility as amended: (i) provides for borrowings in an aggregate principal amount of up to $400,000,000, and includes separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75,000,000, increasing up to $150,000,000 subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80,000,000, plus up to an additional aggregate of $175,000,000 for certain specified capital expenditures; (v) includes an “accordion” feature that provides for additional borrowings of up to $100,000,000 subject to meeting certain specified conditions; (vi) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vii) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the Credit Facility term. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the Credit Facility, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

In August 2006, the Company amended the Credit Facility which, among other things, modified the following terms and conditions: (i) the revolving credit facility overall borrowing limit was increased from $250,000,000 to $400,000,000, (ii) outstanding borrowings under the five-year term loan of $48,438,000 were reconstituted and converted into borrowings under the revolving credit facility, (iii) allows an aggregate of $175,000,000 for certain specified capital expenditures, and (iv) revived a previously expired “accordion” feature that provides for additional borrowings of up to $100,000,000 subject to meeting specified conditions.

In May 2006, the Company amended the Credit Facility to provide, among other things, for increased flexibility with respect to permitted investments by or in certain subsidiaries, and for Company investment of up to an aggregate of $50,000,000, associated with the Company’s bulk petroleum and certain other businesses. The amendment allows for additional investments, contracts and contract assignment associated with the Company’s buying and selling of bulk petroleum products to specified foreign parties. See Note 2 “Bulk Petroleum Transactions” for additional discussion on these activities.

At September 30, 2006 and December 31, 2005, outstanding borrowings under the Revolving Facility were $98,438,000 and $50,000,000, and under the term loan were $0 and $48,438,000, respectively. As discussed above, the August 2006 amendment reconstituted and converted outstanding term loan borrowings into borrowings under the Revolving Facility. As of September 30, 2006, outstanding letters of credit amounted to $1,172,000, with none associated with bulk petroleum transactions (see Note 2), and the Company could borrow up to an additional $300,390,000 under the Credit Facility.

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

The Credit Facility and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of September 30, 2006. See Note 6 to the December 31, 2005 Consolidated Financial Statements for further information on the terms and conditions of the Credit Facility and the Senior Subordinated Notes.

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

Under the present interest rate swap agreement, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $50,000,000. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. In the second quarter 2006, the cash flow swap agreement was determined not to meet the conditions for assuming no ineffectiveness under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and was reclassified from accumulated other comprehensive income as a reduction in interest expense of $1,722,000, before income taxes of $670,000. Interest expense for the third quarter 2006 reflects the cash flow hedge market value change of $652,000. At September 30, 2006 and December 31, 2005, the Company has reflected a net derivative asset for this swap of $1,070,000 and $1,128,000. In June 2005, the fair value hedge swap agreement was terminated and settled with a $501,000 net payment to the Company. The $501,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through May 2013. Such interest expense adjustments reflected for the three and nine months ended September 30, 2006 and 2005 were not significant. Interest expense reflects net settlement receipts totaling $199,000 and $148,000 for the three months ended September 30, 2006 and 2005, and $422,000 and $353,000 for the nine months ended September 30, 2006 and 2005.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2006	2005	2006	2005
Gross interest costs	$8,064	$7,300	$21,074	$20,890
Less: capitalized interest costs	(630)	(195)	(1,398)	(602)

Interest expense	7,434	7,105	19,676	20,288
Interest income	(1,132)	(1,554)	(3,325)	(3,809)

Interest expense, net	$6,302	$5,551	$16,351	$16,479

Weighted-average interest rate on borrowings under bank revolving credit facility	6.4%	4.8%	6.2%	4.5%

6. PER SHARE AND OTHER EQUITY INFORMATION — The following schedule reconciles basic and diluted earnings per share (in thousands except per share amounts):
	Three Months Ended September 30:		Nine Months Ended September 30:
	2006	2005	2006	2005
Net income applicable to common stockholders and assumed conversions	$4,702	$4,402	$82,421	$73,954

Weighted average common shares outstanding	43,762	43,881	43,806	43,913
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	186	298	207	282

Weighted average common shares outstanding and assumed conversions	43,948	44,179	44,013	44,195

Basic earnings per share	$0.11	$0.10	$1.88	$1.68

Diluted earnings per share	$0.11	$0.10	$1.87	$1.67

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	45	18	38	35

Stock Repurchase Program — In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1,000,000 shares of the Company’s outstanding $.01 par value common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the nine months ended September 30, 2006, the Company repurchased 391,500 shares of common stock for $14,440,000.

7. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at September 30, 2006 and December 31, 2005 include $1,075,000 and $1,042,000, including accrued interest, due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at September 30, 2006 and December 31, 2005 include $939,000 and $1,906,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman before July 30, 2002 and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to the Chairman that it would no longer make payments under the split-dollar life insurance trust arrangements or advances for his benefit.

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at September 30, 2006 and December 31, 2005 include $5,514,000 and $5,579,000 due from Sonic Financial. The amounts due were reduced from shared expenses net of accrued interest by $19,000 and $29,000 in the three months ended September 30, 2006 and 2005, and $65,000 and $96,000 in the nine months ended September 30, 2006 and 2005. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before September 30, 2007, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2005 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances and decreases from repayments by, and shared expenses with, affiliates. All increases pertain to note receivable arrangements in place before July 30, 2002.

Notes and other receivables from affiliates at December 31, 2005 also include $295,000 due from a corporation that was a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. The amount was repaid in full during the nine months ended September 30, 2006. The amount due was payable on demand and collateralized by certain personal property. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and the affiliate.

Amounts payable to affiliate at September 30, 2006 and December 31, 2005 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $49,000 each period for the three months ended September 30, 2006 and 2005, and $148,000 each period for the nine months ended September 30, 2006 and 2005. Rent expense for SMI Properties approximated $83,000 each period for the three months ended September 30, 2006 and 2005, and $250,000 each period for the nine months ended September 30, 2006 and 2005. The Company believes the leases contain terms more favorable to the Company than could be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMI Properties, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties. At September 30, 2006 and December 31, 2005, amounts owed to Chartown were not significant.

LVMS purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $296,000 and $236,000 in the nine months ended September 30, 2006 and 2005. Vehicles sold to SAI approximated $139,000 and $105,000 in the nine months ended September 30, 2006 and 2005. Vehicles purchased from and sold to SAI in the three months ended September 30, 2006 and 2005 were not significant. The Company believes the purchase and sale terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At September 30, 2006 and December 31, 2005, there were no amounts due to or from SAI.

Oil-Chem sold zMax micro-lubricant™ product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $292,000 and $543,000 for the three months ended September 30, 2006 and 2005, and $1,110,000 and $1,309,000 for the nine months ended September 30, 2006 and 2005. At September 30, 2006, approximately $140,000 was due from SAI and amounts due at December 31, 2005 were not significant. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party.

SMI Properties purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from two entities owned by Motorsports Authentics, a 50% owned joint venture formed in August 2005 (see Note 1). In the three months ended September 30, 2006, merchandise purchases approximated $2,971,000 and merchandise sales and event related commissions approximated $607,000. In the nine months ended September 30, 2006, merchandise purchases approximated $8,955,000 and merchandise sales and event related commissions approximated $3,701,000. The Company believes purchase, sale and commission terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. Net amounts owed to MA approximated $1,460,000 at September 30, 2006 and $739,000 at December 31, 2005.

In connection with supervising and managing significant construction and renovation projects at various SMI speedways, the Company incurred charges of approximately $161,000 from SAI in 2005 for project management services provided by SAI employees with expertise in these areas. There were no significant project management services provided in the three and nine months ended September 30, 2006. The Company believes the terms of providing these services were no less favorable than, and commensurate with, terms that could be obtained in an arm’s-length transaction with an unrelated third party. At September 30, 2006 and December 31, 2005, $161,000 was owed to SAI and is included in current liabilities.

With respect to the foregoing transactions, interest expense accrued on amounts payable to, and interest income earned on amounts due from, affiliates is summarized as follows (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2006	2005	2006	2005
Interest expense	$36	$32	$104	$93
Interest income	135	119	390	350

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

Currently, all but two state court lawsuits involving two individuals in connection with this incident have been resolved by the defendants. One of the remaining lawsuits was dismissed by the trial court and is on appeal to the North Carolina Court of Appeals. The remaining lawsuit is scheduled for trial in March 2007, and will be tried solely on the issue of damages. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

The Company is involved in several lawsuits pending in North Carolina state court whereby various contractors are seeking to enforce liens against the Company based upon work allegedly performed by them under contracts with a third-party unrelated to the Company. The lawsuits seek foreclosure of the alleged liens against the Company’s property on which the liens have been filed. Several of these lawsuits have been resolved with no material adverse effect on the Company’s financial position or results of operations. The remaining liens being claimed range from approximately $34,000 to $1,300,000, with the total remaining liens asserted amounting to approximately $3,300,000. The Company denies the claims in the remaining lawsuits and is vigorously defending against them. Management does not expect that the disposition of the remaining lawsuits will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

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

9. STOCK COMPENSATION PLANS AND ADOPTION OF SFAS NO. 123R “SHARE-BASED PAYMENT”

2004 Stock Incentive Plan — Awards under the 2004 Stock Incentive Plan (the 2004 Plan) may be in the form of incentive stock options, non-statutory stock options or restricted stock. Under the 2004 Plan, 2,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (1) no more than 1,000,000 shares may be granted in the form of restricted stock awards; (2) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (3) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (4) in the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. At September 30, 2006, approximately 2,053,000 shares are available for future grant. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate ten years from adoption in February 2004. The exercise price of all stock options granted under the 2004 Plan was the fair or trading value of the Company’s common stock at grant date and expire ten years from grant date. The Company granted options under the 2004 Plan to purchase 15,000 shares of common stock to a management employee as of February 7, 2006 at an exercise price per share of $35.68, which equaled market value at date of grant and vest in equal installments over three years. Stock options granted in 2005 vest immediately or in equal installments over three years. There were no awards of restricted stock under the 2004 Plan prior to 2006. As of March 1, 2006, the Company awarded 1,380 shares of restricted stock under the 2004 Plan at an award price per share of $36.25, which equaled market value at award date and vest in equal installments over three years. The restricted stock award is included in all stock option disclosures presented below.

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

As further described in Note 11 to the December 31, 2005 Consolidated Financial Statements, effective October 19, 2005, the Company’s Board of Directors approved the accelerated vesting of all then outstanding, unvested stock options granted under the 1994 Stock Option Plan and the 2004 Stock Incentive Plan. Unvested options to purchase 485,850 shares of common stock with an average exercise price of $37.00 per share became exercisable upon vesting acceleration. This accelerated vesting reduced non-cash compensation expense that would have been recorded in periods following application of SFAS No. 123R.

Formula Stock Option Plan —The Formula Stock Option Plan is for the benefit of the Company’s outside directors. The plan authorizes options to purchase up to an aggregate of 800,000 shares of common stock. At September 30, 2006, options for 290,000 shares are available for future grant. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value per share at award date. All options to purchase shares under this plan generally vest in six months, and expire ten years, from grant date. The Company granted options under the Formula Stock Option Plan to purchase 10,000 shares of common stock to each of five outside directors as of January 3, 2006 at an exercise price per share of $34.97 which equaled market value at date of grant and vest in six months.

Employee Stock Purchase Plan —The SMI Employee Stock Purchase Plan (the ESPP) provides employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At September 30, 2006, approximately 439,000 shares are available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether eligible employees electing to participate will be granted the right to purchase shares of common stock for the upcoming calendar year and, if granted, the number of shares available for purchase under each option. All employee grants are for the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in each calendar year, nor can an employee purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Grants may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for the calendar years 2006 or 2005.

Adoption of SFAS No. 123R “Share-Based Payment” — As of January 1, 2006, the Company implemented SFAS No. 123R “Share-Based Payment”, which is further described in Note 2, using the modified prospective method of transitioning to SFAS No. 123R, and began recognizing compensation expense related to stock option and other share-based compensation grants. Prior to January 1, 2006, the Company accounted for stock-based employee compensation using Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations, and applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB No. 123” and presented the pro forma effect on net income and earnings per share based on the fair value recognition provisions of SFAS No. 123R for periods prior to adoption. Under the modified prospective transition method, share-based compensation cost is recognized for (1) unvested share-based awards granted before January 1, 2006 based on the grant date fair value estimated using the original provisions of SFAS No. 123 and (2) share-based awards granted after January 1, 2006 based on grant-date fair value estimated using the provisions of SFAS No. 123R. All stock options granted under the 1994 Plan, 2004 Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. Based on the terms of these stock option plans and the ESPP, no share-based compensation cost has been reflected in net income for these plans prior to January 1, 2006. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted.

Adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements, results of operations or cash flows, or the assumptions used for computing grant-date fair values. For the three and nine months ended September 30, 2006, share-based compensation expense totaled $127,000 and $834,000 before income taxes of $50,000 and $324,000 and is included in general and administrative expense. There were no significant unvested awards granted to retirement-eligible employees prior to January 1, 2006 that required compensation expense recognition. Prior period results were not restated. Prior to adoption of SFAS No. 123R, the Company presented the tax benefits from stock option exercises in cash flows from operations on the Consolidated Statement of Cash Flows in accordance with applicable accounting standards. SFAS No. 123R requires classification of cash flows resulting from such tax benefits, including those pertaining to restricted stock awards, if any, in cash flows from financing activities on a prospective basis. In determining excess additional paid-in-capital upon adoption of SFAS No. 123R, the Company utilized the simplified alternative provided in FASB Staff Position FAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.

The following table illustrates the pro forma effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123R to share-based employee compensation for the three and nine months ended September 30, 2005. The fair value of stock option grants under the 1994 Plan, 2004 Plan and Formula Stock Option Plan is estimated using various factors and assumptions described below and amortized into expense over the associated vesting periods (in thousands, except per share amounts):

	Three Months Ended:	Nine Months Ended:
	September 30, 2005
Net income as reported	$4,402	$73,954
Less: Share-based compensation expense determined using fair value method for all awards net of taxes	(388)	(1,458)

Pro forma net income	$4,014	$72,496

Basic earnings per share:
As reported	$0.10	$1.68
Pro forma	$0.09	$1.65
Diluted earnings per share:
As reported	$0.10	$1.67
Pro forma	$0.09	$1.64

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

	Three Months Ended September 30:		Nine Months Ended September 30:
	2006	2005	2006	2005
Options granted	—	—	65,000	50,000
Weighted average grant-date fair values	—	—	$10.06	$9.52
Total intrinsic value of options exercised	$583,000	$403,000	$3,564,000	$2,080,000
Expected volatility	—	—	28.0%	24.2%
Risk-free interest rates	—	—	4.4%	3.6%
Expected lives (in years)	—	—	4.6	4.6
Dividend yield	—	—	0.9%	0.8%

Options outstanding and exercisable for the 1994 Plan, 2004 Plan and Formula Stock Option Plan combined as of September 30, 2006 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number Outstanding	Exercise Price	Remaining Contractual Life-In Years	Number Exercisable	Exercise Price	Remaining Contractual Life-In Years
$18.85	96	$18.85	5.0	96	$18.85	5.0
22.31-22.38	106	22.34	4.3	106	22.34	4.3
23.00-24.38	87	24.05	2.3	87	24.05	2.3
25.28-26.36	257	26.10	6.1	257	26.10	6.1
26.88-29.13	295	28.47	3.7	295	28.47	3.7
29.64-31.05	214	29.71	7.3	214	29.71	7.3
33.81-35.68	110	34.60	6.9	95	34.42	6.5
37.00	471	37.00	8.3	471	37.00	8.3
38.18-41.13	327	40.04	5.5	275	40.24	4.8

$18.85-$41.13	1,963	$31.62	6.0	1,896	$31.38	5.9

See Note 11 to the December 31, 2005 Consolidated Financial Statements for additional information and terms of the Company’s stock incentive, stock option and employee stock purchase plans.

The following is a summary of vested and non-vested option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan during the nine months ended September 30, 2006 (shares and aggregate intrinsic value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Vested and Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	1,378	$29.50	—	—	431	$37.45	—	—	380	$27.23	—	—
Granted	—	—	—	—	15	35.68	—	—	50	34.97	—	—
Expired, forfeited or cancelled	(17)	39.03	—	—	(3)	37.64	—	—	—	—	—	—
Exercised	(221)	23.69	—	—	(10)	37.00	—	—	(40)	24.25	—	—

Outstanding, September 30, 2006	1,140	$30.48	5.2	$7,699	433	$37.40	8.5	$11	390	$28.53	5.6	$3,162

Exercisable, September 30, 2006	1,140	$30.48	5.2	$7,699	366	$37.24	8.4	$—	390	$28.53	5.6	$3,162

As of September 30, 2006, there was approximately $408,000 of total unrecognized compensation cost related to nonvested share-based awards granted under the 2004 Plan and the Formula Stock Option Plan that is expected to be recognized over a weighted-average period of 0.9 years. Outstanding and exercisable stock options with no intrinsic value as of September 30, 2006 are excluded from the aggregate intrinsic values presented above. In the three and nine months ended September 30, 2006 and 2005, options to purchase 50,000 shares of common stock vested under the Formula Stock Option Plan. There were no capitalized share-based compensation costs at September 30, 2006. The following is a summary of non-vested option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan during the nine months ended September 30, 2006 (shares and weighted average grant-date fair value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant-date Fair Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant-date Fair Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant-date Fair Value
Non-vested, January 1, 2006	—	—	—	—	52	$38.97	9.9	$579	—	—	—	—
Granted	—	—	—	—	15	35.68	10.0	150	50	$34.97	10.0	$495
Vested	—	—	—	—	—	—	—	—	(50)	34.97	9.5	(495)
Forfeited	—	—	—	—	—	—	—	—	—	—	—	—

	—	—	—	—
Non-vested, September 30, 2006	—	—	—	—	67	$38.23	9.3	$729	—	—	—	—

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

“Other operating revenue” includes: revenues of TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; certain merchandising revenues of SMI Properties and its wholly-owned subsidiary, MBM, a wholesale and retail mail-order distributor of racing and other sports related souvenir merchandise and apparel; bulk petroleum transactions; oil and gas investment revenues; Legends Car and parts sales of 600 Racing; restaurant, catering and membership income from the Speedway Clubs at LMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant™; and industrial park and office rentals. “Earnings or losses on equity investees” include the Company’s share of its Motorsports Authentics merchandising joint venture equity investee profits or losses. The Company’s revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than souvenir sales, as well as sales of TSI, Legends Cars, Oil-Chem, SMI Trackside, MBM, bulk petroleum transactions, oil and gas investment activities, or other operating revenues.

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

The Company sometimes produces minimal operating income during the third quarter when it hosts only one major NASCAR race weekend. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not indicative of results that may be expected for the entire year because of such seasonality.

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

Near-term Operating Factors

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors:

General Factors and Current Operating Trends –The Company’s year-to-date results for the 2006 race season reflect ongoing increases in sponsorship, luxury suite rentals, advertising and other corporate event related revenues. All of the Company’s 2006, and most of its 2007, NASCAR NEXTEL Cup and Busch event sponsorships are already sold, and pre-sales for other corporate event related revenues are showing similar trends. For the Company’s upcoming 2006 events, ticket sales at AMS and LMS were similar to, and at TMS were below, ticket sales at the same time last year. Ticket and other sales can be negatively impacted after an inaugural race such as TMS’s additional NASCAR NEXTEL Cup and Busch Series racing events first held in November 2005. Net deferred race event income at September 30, 2006 as compared to September 30, 2005 is higher principally due to increases in advance corporate sponsorship and other promotional revenues for upcoming NASCAR NEXTEL Cup and Busch Series racing events. However, at this time, management is unable to determine whether event results will differ from those previously estimated. The 2006 to-date broadcast television and cable ratings for the NASCAR NEXTEL Cup and Busch Series have shown slight decreases from the prior year. Also, the 2005 “Chase for the Cup” – the last ten races of season – achieved strong ratings increases over the prior year.

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

A substantial portion of the Company’s recent profit growth has resulted from a significant increase in television revenues received from the arrangements NASCAR has made with various television networks. NASCAR ratings may also impact attendance at Company events and sponsorship opportunities. The current six-year NASCAR domestic television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX expire after 2006. NASCAR recently announced that it reached new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR NEXTEL Cup and Busch Series events for 2007 through 2014. NASCAR also announced that these agreements have a $4.48 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% average annual increase over the current contract annual average of $400 million. However, NASCAR recently announced that 2007 industry rights fees would approximate $505 million, which are lower than the 2006 rights fees of approximately $574 million. Although initially lower, this eight-year arrangement provides the Company with a significant increase in average annual contracted revenues through 2014, and annual increases averaging 3% per year. Management believes this new long-term contracted revenue source helps solidify the Company’s financial strength and stabilize our earnings and cash flows, and bodes well for SMI and its industry in the future.

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

Accounting for Share-Based Compensation – As of January 1, 2006, the Company implemented SFAS No. 123R “Share-Based Payment” which, among other things, generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period, and applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date of January 1, 2006. The Company elected the modified prospective method of transitioning to SFAS No. 123R, and as of January 1, 2006 began recognizing compensation expense related to stock option and other share-based compensation grants, including immediate recognition for grantees who are retirement-eligible rather than ratably over the vesting period regardless of retirement-eligibility. All stock options granted under the Company’s 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. As further described in Note 11 to the December 31, 2005 Consolidated Financial Statements, effective October 19, 2005, our Board of Directors approved the accelerated vesting of all then outstanding, unvested stock options granted under our 1994 Stock Option Plan and 2004 Stock Incentive Plan. This accelerated vesting reduced non-cash compensation expense that would have been recorded in periods following application of SFAS No. 123R. Adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements, results of operations or cash flows. See Note 9 to the Consolidated Financial Statements for additional information on the Company’s stock compensation plans, impact of adoption and required disclosures under SFAS No. 123R.

Income Taxes – As further described in Note 8 to the December 31, 2005 Consolidated Financial Statements, the Company has significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the IRS, the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. As of and through September 30, 2006 and December 31, 2005, the change resulted in reclassifying noncurrent deferred income taxes of approximately $28.1 million and $18.7 million to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $28.1 million in each of 2007 and 2008. Accelerated taxes of $18.7 million were paid in 2005, after using alternative minimum tax credit carryforwards of approximately $9.1 million in 2005. Accelerated taxes of $28.1 million were paid in the nine months ended September 30, 2006. Management believes the Company’s use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. Management believes the filing of the change in tax accounting method is the best course of action to minimize costs and uncertainty. Management anticipates that cash and cash equivalents and cash flow from operations will be sufficient to fund these payments. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over longer periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s financial position or future results of operations.

In May 2006, the State of Texas enacted “House Bill 3” (the Bill) which replaces its current franchise tax with a defined margin tax, applies to taxable entities conducting business in Texas, and is accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 stipulates accounting for the effects of tax law changes in the period of enactment. As such, the Company accounted for the tax law change in its second quarter 2006. The effect was to reduce the Company’s income tax expense by $2.5 million, and effective income tax rate by 1.9%, for the nine months ended September 30, 2006. The Texas Comptroller has requested a formal opinion from the Texas Attorney General on whether the margin tax is an impermissible income tax that violates the Texas constitution. Texas law requires voter approval of any state income tax, and at this time, such approval had not been obtained for the Bill. If a constitutional challenge is filed, the Bill gives the Texas Supreme Court jurisdiction and allows the Court to grant injunctive or declaratory relief. The Court would have 120 days from the date the challenge is filed to make a ruling. Should the Court grant injunctive and declaratory relief, or other legislative action occur in Texas, which effectively overturns or reverses the Bill, the Company would likely be required to effect such further tax law change in the period of enactment. The effect of any such change could increase the Company’s future income tax expense by amounts similar to that recorded in the second quarter 2006.

Joint Venture Equity Investments – As further discussed in Note 1 to the Consolidated Financial Statements, in August 2005, the Company and ISC formed SMISC, LLC, an equally-owned joint venture, operating as an independent company named Motorsports Authentics, to produce, market and sell motorsports licensed merchandise. In September 2005, Motorsports Authentics acquired certain tangible and intangible assets and operations of Team Caliber, Inc. from Roush Corporation d/b/a Roush Racing, and entered into a long-term license with Roush Racing for exclusive and non-exclusive motorsports merchandise distribution for various racing drivers and teams in NASCAR NEXTEL Cup, Busch and Craftsman Truck Series. Team Caliber markets and distributes licensed motorsports merchandise, including die-cast replicas of motorsports vehicles, apparel, gifts and memorabilia through collectible, mass retail and trackside distribution channels. In December 2005, the joint venture purchased Action Performance Companies, Inc., the leader in design, promotion, marketing and distribution of licensed merchandise with products including a broad range of motorsports related die-cast replica collectibles, apparel, gifts and other memorabilia, and has license agreements with many of the top NASCAR teams and drivers. In addition, Action designs and sells products relating to other motorsports including the NHRA, Formula One and IRL and also has licenses to manufacture apparel and memorabilia for the National Basketball Association, Major League Baseball, and multiple other branded organizations. The net assets and operations of Action and Team Caliber are now operated on a combined basis by MA which currently markets its products primarily through a combination of mass retail, domestic wholesale, trackside, international and collector’s clubs.

As further described in Note 2 to the Consolidated Financial Statements, the Company uses the equity method of accounting for its 50% ownership in MA, whose operations are presently comprised of Action and Team Caliber. The Company’s 50% share of MA’s operating results for December 1, 2005 through August 31, 2006 are included in the Company’s three and nine month 2006 consolidated statements of income. The Company’s investment in MA is sizable and its share of future associated profits or losses may or may not be significant. Resulting profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s NEXTEL Cup Series, competition for MA products, and the success of MA management in achieving sustained profitability and successful integration. Their ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. There may be increases in the Company’s investment in these associated entities, including additional equity contributions or loans to MA. The carrying value of these equity investments could become impaired for changes in profitability, operating cash flows, market and economic conditions, and other factors that could adversely impact their recovery.

Bulk Petroleum Transactions and Oil and Gas Investments – The Company is engaged in the purchase and sale of bulk petroleum products, associated commodity transactions, and oil and gas investing activities, including exploration, drilling and production arrangements. The Company has conducted these business activities primarily in Africa, Central America, North America, Russia, South America, and the United Kingdom. The Company may expand such business activities into other foreign regions, including Asia and the Middle East, among others. Oasis Trading Group LLC (Oasis), a United States entity, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company enters into futures contracts associated with petroleum products and utilizes letters of credit for the purchase and sale of bulk petroleum products. The Company also has profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, oil and gas investment activities, futures contracts, and letters of credit are collectively associated with or referred to as “bulk petroleum transactions or bulk petroleum activities”. See Note 2 to the Consolidated Financial Statements for further information on the Company’s accounting policies, disclosures on revenues, commodity hedge fair values and other information associated with bulk petroleum and oil and gas investments.

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

Bulk petroleum transactions and investing activities may involve concentrations of credit and others risks different from the Company’s motorsports operations. As further described in Note 2 to the Consolidated Financial Statements, the Company has credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions. Approximately $35.7 million or 51% of the Company’s total accounts receivable are due from a relatively small number of petroleum industry customers and merchants in Central America and Russia. Also, from time to time, bulk petroleum inventory products may be located in and managed by a relatively small number of vendors in Central America or Russia. At September 30, 2006, there was no bulk petroleum product inventory.

At September 30, 2006, uncertainty exists as to the full realization of approximately $12.9 million due from one foreign entity because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in a foreign country. Management is currently pursuing available recoverability alternatives. The Company has recorded a net allowance for uncollectible amounts of approximately $4.0 million based on management’s estimate of ultimate realization after possible recovery, settlement and other costs. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s financial condition or future results of operations. Under its profit and loss sharing arrangement, the Company has recorded a net receivable of approximately $3.1 million from Oasis, a portion of which pertains to that entity’s reimbursable share of loss associated with this recoverability assessment. Oasis’s ability to repay the Company this or any future amount is somewhat dependent on sufficient profitability of future bulk petroleum transactions. Therefore, uncertainty exists regarding the recoverability of this amount.

The Company’s Credit Facility contains a separate sub-limit for letters of credit of up to $75.0 million for use in bulk petroleum and other business transactions. Under the Credit Facility as amended in May 2006, the Company may invest up to an aggregate of $50.0 million in Oil-Chem and its direct or indirect subsidiaries (Oil-Chem) for bulk petroleum activities. In May 2006, the Company formed Speedway Motorsports International Limited (BVI) (SMIL), a wholly-owned subsidiary of Oil-Chem. Since May 2006 and through September 30, 2006, SMIL has acquired a majority interest in two foreign entities owning certain oil and gas mineral rights in Russia for cash consideration aggregating approximately $4.1 million; their operations through September 30, 2006 were not significant. As of September 30, 2006, these investments, including associated capital expenditures, aggregated $5.3 million.

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

Bulk petroleum transactions and oil and gas investing activities may continue to occur in the near future, and they may or may not be significant. While revenues could become significant, resulting profit margins could be affected by market and other factors such as transaction, unrecoverable and other operating costs, and could be less than those on existing operations. The accounting for bulk petroleum transactions, including related futures, can be affected by many factors, including contract terms, title transfer, settlement timing, underlying futures terms and other transactional terms or conditions. Future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis. Mark-to-market accounting could be used for certain futures contracts and bulk petroleum purchases or supply contracts could constitute an energy contract that is deemed a derivative depending on the underlying transactional terms and conditions. Also, future gains or losses on such contracts could be significant depending on fluctuations in market prices of the associated covered petroleum products and timing differences between maturities of futures contracts and sales of petroleum products. Depending on settlement timing and other transactional factors, accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods. At this time, management is unable to determine whether resulting revenues or profits or losses could be material.

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

Reiterated 2006 Earnings Guidance – In connection with the Company’s third quarter 2006 earnings release, the Company confirmed its previous full year 2006 guidance of $2.45-$2.55 per diluted share assuming current industry and economic trends continue, and excluding its 50% share of Motorsports Authentics joint venture operating results, the Company’s non-core businesses, capital expenditures exceeding current plans, the impact of further increases in fuel prices, interest rates, geopolitical conflicts and other unforeseen factors.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005

Total Revenues for the three months ended September 30, 2006 increased by $4.7 million, or 5.9%, over such revenue for the same period in 2005 due to the factors discussed below.

Admissions for the three months ended September 30, 2006 increased by $518,000, or 1.9%, over such revenue for the same period in 2005. This increase is due primarily to continued growth in admissions at NASCAR-sanctioned racing events held at BMS in the current period.

Event Related Revenue for the three months ended September 30, 2006 increased by $1.9 million, or 6.5%, over such revenue for the same period in 2005. This increase is due primarily to increased sponsorship, camping and other event related revenues associated with NASCAR-sanctioned racing events held at BMS, and to higher ancillary broadcasting rights revenue and track rentals in the current period.

NASCAR Broadcasting Revenue for the three months ended September 30, 2006 increased by $2.1 million, or 15.3%, over such revenue for the same period in 2005. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at BMS in the current period.

Other Operating Revenue for the three months ended September 30, 2006 increased by $253,000, or 2.4%, over such revenue for the same period in 2005. This increase is due primarily to higher net bulk petroleum and, to a lesser degree Speedway Club and 600 Racing, revenues in the current period. The overall increase was partially offset by lower TSI and other non-event merchandising and Oil-Chem revenues in the current period.

Direct Expense of Events for the three months ended September 30, 2006 increased by $978,000, or 4.8%, over such expense for the same period in 2005. This increase is due primarily to higher operating costs associated with the growth in admissions and event related revenues for NASCAR-sanctioned racing events held at BMS, and to higher insurance costs, in the current period. The overall increase was partially offset by lower operating costs associated with lower TSI and other non-event merchandising revenues, and decreased advertising costs for various events held, in the current period.

NASCAR Purse and Sanction Fees for the three months ended September 30, 2006 increased by $883,000, or 8.9%, over such expense for the same period in 2005. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held at BMS in the current period.

Other Direct Operating Expense for the three months ended September 30, 2006 decreased by $276,000, or 3.1%, from such expense for the same period in 2005. This decrease is due primarily to decreased operating costs associated with lower TSI and other non-event merchandising revenues, and to lower operating costs associated with Oil-Chem, in the current period. The overall decrease was partially offset by increased operating costs associated with higher Speedway Club revenues, and by operating costs associated with oil and gas investment activities, in the current period.

General and Administrative Expense for the three months ended September 30, 2006 increased by $718,000, or 4.0%, over such expense for the same period in 2005. This increase is due primarily to increased operating costs associated with growth and expansion at the Company’s speedways and operations, to increased property and other taxes, and to a lesser degree, compensation expense associated with January 1, 2006 adoption of SFAS No. 123R “Share-Based Payment” as further discussed in Note 9 to the Consolidated Financial Statements.

Depreciation and Amortization Expense for the three months ended September 30, 2006 increased by $607,000, or 6.3%, over such expense for the same period in 2005. This increase reflects 2005 cessation of depreciation on property and equipment damaged by the tornado that struck AMS in July 2005 and current period depreciation on reconstructed AMS facilities when placed into service, and increased depreciation expense from additions to property and equipment at the Company’s other speedways and facilities.

Interest Expense, Net for the three months ended September 30, 2006 was $6.3 million compared to $5.6 million for the same period in 2005. The change reflects interest expense associated with a cash flow hedge swap agreement that does not meet the conditions for assuming no ineffectiveness, increased average interest rates on borrowings under the bank revolving credit facility, and to a lesser degree, lower interest income earned from lower average invested cash balances. Those changes were offset by higher investment interest rates on invested cash balances and higher capitalized interest, during the current period.

Losses on Equity Investees for the three months ended September 30, 2006 of $1.0 million, compared to $7,000 for the same period in 2005, primarily represents the Company’s share of joint venture equity investee operating results (see Note 2 to the Consolidated Financial Statements for additional information).

Other Expense (Income), Net. Other income, net for the three months ended September 30, 2006 was $23,000 compared to other expense, net of $721,000 for the same period in 2005. This change is due primarily to a 2005 charge for uninsured losses associated with the tornado that struck AMS in July 2005 (see Note 2 to the Consolidated Financial Statements for additional information), and also reflects a gain recognized on the sale of one TMS condominium in the same period last year and a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the three months ended September 30, 2006 and 2005 was 41.1% and 38.9%, respectively. The current period reflects increased effective state income tax rates resulting primarily from utilization and expiration of certain state net operating loss carryforwards.

Net Income for the three months ended September 30, 2006 increased by $300,000, or 6.8%, over such income for the same period in 2005. This change is due to the factors discussed above.

Nine Months Ended September 30, 2006 Compared To Nine Months Ended September 30, 2005

Total Revenues for the nine months ended September 30, 2006 increased by $28.7 million, or 7.3%, over such revenues for the same period in 2005 due to the factors discussed below.

Admissions for the nine months ended September 30, 2006 decreased by $1.5 million, or 1.1%, from such revenue for the same period in 2005. The decrease is due primarily to lower attendance at NASCAR-sanctioned racing events held at LMS and TMS in the current period, which management believes were negatively impacted by rising fuel prices and interest rates and declines in consumer spending. The overall decrease was partially offset by continued growth in admissions at NASCAR-sanctioned racing events held at LVMS and, to a lesser degree, at BMS in the current period.

Admissions revenue was negatively impacted by poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the first quarter 2006.

Event Related Revenue for the nine months ended September 30, 2006 increased by $15.6 million, or 13.0%, over such revenue for the same period in 2005. This increase is due primarily to increased sponsorship, display advertising, luxury suite rentals, camping and other event related revenues associated with NASCAR-sanctioned racing events held in the current period. The increase is also due to current period revenues of JRG driving school acquired in July 2005, and to higher track rentals and ancillary broadcasting rights revenue in the current period. The overall increase was partially offset by lower commissions from food and beverage sales and souvenir sales that were negatively impacted by poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the first quarter 2006.

NASCAR Broadcasting Revenue for the nine months ended September 30, 2006 increased by $16.2 million, or 15.4%, over such revenue for the same period in 2005. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the nine months ended September 30, 2006 decreased by $1.7 million, or 5.5%, from such revenue for the same period in 2005. This decrease is due to a recovery allowance reflected for certain bulk petroleum transactions, and to lower TSI and other non-event merchandising and, to a lesser degree, Oil-Chem revenues in the current period. The overall decrease was partially offset by higher net bulk petroleum transactions and higher Legends Car and Speedway Club revenues in the current period.

Direct Expense of Events for the nine months ended September 30, 2006 increased by $6.1 million, or 8.5%, over such expense for the same period in 2005. This increase is due primarily to higher operating costs associated with the growth in event related revenues and to operating costs associated with current period revenues of JRG acquired in July 2005. The overall increase was partially offset by lower insurance costs and lower souvenir sales resulting from the negative impact of poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the first quarter 2006.

NASCAR Purse and Sanction Fees for the nine months ended September 30, 2006 increased by $7.1 million, or 10.0%, over such expense for the same period in 2005. This increase is due to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period.

Other Direct Operating Expense for the nine months ended September 30, 2006 decreased by $1.4 million or 5.3%, from such expense for the same period in 2005. This decrease is due primarily to decreased operating costs associated with lower TSI and other non-event merchandising revenues and bulk petroleum transactions, and to lower advertising and other operating costs associated with Oil-Chem in the current period. The overall decrease was partially offset by increased operating costs associated with higher Legends Car and Speedway Club revenues, and by operating costs associated with oil and gas investment activities, in the current period.

General and Administrative Expense for the nine months ended September 30, 2006 increased by $2.0 million, or 3.6%, over such expense for the same period in 2005. This increase is due to increased operating costs associated with growth and expansion at the Company’s speedways and operations, and to increased property taxes and utilities costs. The increase also reflects compensation expense associated with January 1, 2006 adoption of SFAS No. 123R “Share-Based Payment” as further discussed in Note 9 to the Consolidated Financial Statements.

Depreciation and Amortization Expense for the nine months ended September 30, 2006 increased by $2.2 million, or 7.9%, over such expense for the same period in 2005. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities, and reflects 2005 cessation of depreciation on property and equipment damaged by the tornado that struck AMS in July 2005 and current period depreciation on reconstructed AMS facilities when placed into service.

Interest Expense, Net for the nine months ended September 30, 2006 was $16.4 million compared to $16.5 million for the same period in 2005. The change reflects interest expense associated with a cash flow hedge swap agreement that does not meet the conditions for assuming no ineffectiveness, increased average interest rates on borrowings under the bank revolving credit facility, and to a lesser degree, lower interest income earned from lower average invested cash balances. Those changes were offset by higher investment interest rates on invested cash balances and higher capitalized interest, during the current period.

Losses on Equity Investees for the nine months ended September 30, 2006 of $2.5 million, compared to $68,000 for the same period last year, primarily represents the Company’s share of joint venture equity investee operating results (see Note 2 to the Consolidated Financial Statements for additional information).

Other Income, Net. Other income, net for the nine months ended September 30, 2006 was $1,000 compared to $156,000 for the same period in 2005. The change reflects first quarter 2005 recognition of previously deferred gain on the sale of certain land in the third quarter 2004 which was being recognized into income using the installment method. The associated note receivable was collected in full in the first quarter 2005 resulting in gain recognition. No such gain was recognized in 2006. The change also reflects a 2005 charge for uninsured losses associated with the tornado that struck AMS in July 2005 (see Note 2 to the Consolidated Financial Statements for additional information), the gain recognized on the sale of one TMS condominium in the current period compared to two TMS condominiums in 2005, and a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the nine months ended September 30, 2006 and 2005 was 37.2% and 38.9%, respectively. As further discussed in Note 2 to the Consolidated Financial Statements, the 2006 tax rate reflects decreased effective state income tax rates resulting from accounting for the State of Texas replacing its current franchise tax with a defined margin tax which is being accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes” in the period of enactment.

Net Income for the nine months ended September 30, 2006 increased by $8.5 million, or 11.4%, over such income for the same period in 2005. This increase is due to the factors discussed above.

Liquidity and Capital Resources

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the nine months ended September 30, 2006 resulted primarily from:

(1)	net cash provided by operations amounting to $94.6 million;

(2)	repurchases of common stock amounting to $14.4 million;

(3)	cash received on exercise of common stock options amounting to $6.6 million;

(4)	cash outlays for equity investments in associated entities and other investments amounting to $7.1 million;

(5)	cash received on repayments of notes and other receivables amounting to $2.7 million; and

(6)	cash outlays for capital expenditures amounting to $77.2 million.

Cash flows from operations in the nine months ended September 30, 2006 compared to 2005 reflect: (1) payments of approximately $28.1 million in 2006 for accelerated income taxes under our tax method accounting change, and (2) changes in bulk petroleum receivables, inventory and associated accounts payable in 2006 as further described in Note 2 to the Financial Statements.

The Company had the following contractual obligations as of September 30, 2006 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations:(1)
Current liabilities, excluding current maturities of long-term debt, deferred race event income and accrued income taxes	$60,284	$60,284	—	—	—
Long-term debt, including current maturities	428,564	113	$13	$98,438	$330,000
Income taxes payable(2)	60,702	32,610	28,092	—
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	1,458	—	—	1,458	—
Interest on fixed rate debt obligations(1)	147,572	22,275	44,550	44,550	36,197
Operating leases	2,715	1,055	1,083	393	184

Total Contractual Cash Obligations	$703,889	$116,337	$73,738	$144,839	$368,975

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments:
Letters of credit	$1,172	$1,172	—	—	—
Contingent guarantee obligations	11,250	1,250	$2,500	$2,500	$5,000

Total Other Commercial Commitments	$12,422	$2,422	$2,500	$2,500	$5,000

(1)	Contractual cash obligations above exclude: (a) interest payments under the Company’s floating rate Revolving Credit Facility which had outstanding borrowings aggregating $98.4 million and average interest rates of 6.2% for the nine months ended September 30, 2006 (cash paid for interest, net of amounts capitalized, was approximately $15.3 million in the nine months ended September 30, 2006); (b) income taxes that may be paid in future years (cash paid for income taxes was approximately $73.5 million in the nine months ended September 30, 2006); (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs other than those discussed below in Item No. 2; (d) capital expenditures that may be made although not under contract as of September 30, 2006 (cash paid for capital expenditures was approximately $77.2 million in the nine months ended September 30, 2006).

(2)	Reflects current and noncurrent income taxes payable as of September 30, 2006, including accelerated amounts as more fully described above in “Near-term Operating Factors – Income Taxes”.

FUTURE LIQUIDITY

At September 30, 2006, the Company’s cash and cash equivalents totaled $124.3 million, short-term investments totaled $3.1 million, outstanding borrowings under the $400.0 million Revolving Facility amounted to $98.4 million, and outstanding letters of credit amounted to $1.2 million. At September 30, 2006, the Company had availability for borrowing up to an additional $300.4 million, including up to an additional $73.8 million in letters of credit, under the Credit Facility. At September 30, 2006, net noncurrent deferred tax liabilities totaled $160.3 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

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

Credit Facility—The Company’s Credit Facility, as amended, consists of a senior revolving facility provided by a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility: (i) provides for borrowings in an aggregate principal amount of up to $400.0 million, and includes separate sub-limits of $10.0 million for borrowings under 15-day swing line loans and $75.0 million for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, increasing up to $150.0 million subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80.0 million, plus up to an additional aggregate of $175.0 million for certain specified capital expenditures; (v) includes an “accordion” feature that provides for additional borrowings of up to $100.0 million subject to meeting specified conditions; (vi) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vii) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the Credit Facility term. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the Credit Facility, subject to certain conditions on the date borrowed.

In May 2006, the Company amended the Credit Facility to provide for, among other things, increased flexibility with respect to permitted investments by or in certain subsidiaries, and Company investment of up to an aggregate of $50.0 million, associated with the Company’s bulk petroleum and certain other businesses. The amendment allows for additional investments, contracts and contract assignment, associated with the Company’s buying and selling of bulk petroleum products, to specified foreign parties. See “Near-term Operating Factors - Bulk Petroleum Transactions” for additional discussion on these activities. In August 2006, the Company’s Credit Facility was amended to, among other things, increase the revolving credit facility overall borrowing limit from $250.0 million to $400.0 million, reconstitute and convert outstanding borrowings under a five-year term loan of $48.4 million into borrowings under the revolving credit facility, allow an aggregate of $175.0 million for certain specified capital expenditures, and revive a previously expired “accordion” feature that provides for additional borrowings of up to $100.0 million subject to meeting certain specified conditions.

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

At September 30, 2006, the Company had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at its speedways. Similar to prior years, the Company continues to expand concessions, camping, restrooms and other fan amenities at certain facilities. In 2005, LVMS began construction of approximately 16,000 new permanent grandstand seats, for a net increase of approximately 11,000, that were completed in March 2006. In 2006, construction of approximately 12,000 new premium front-stretch and club-style permanent seats at AMS was completed in October 2006. The Company is renovating and modernizing certain infield garages, media centers, scoring towers and other facilities, resurfacing or modifying the banking of certain speedways, and purchasing additional land for expansion or development. The Company also plans to continue improving and expanding on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways. In March 2006, the Company announced construction plans for a 126-unit condominium project at LVMS, which would include trackside office space, banquet facilities, spa and health club and other amenities. Commencement of construction is subject to governmental approval and permitting processes, which could materially adversely affect the ultimate cost and timing of construction.

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

Dividends—Any decision concerning the payment of common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 5 to the Consolidated Financial Statements, the Credit Facility allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, and increasable up to $150.0 million, subject to maintaining certain financial covenants. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. On October 2, 2006, the Company’s Board of Directors approved an annual cash dividend of $0.33 per share of common stock aggregating approximately $14.4 million payable on October 31, 2006 to shareholders of record as of October 16, 2006. The 2006 annual cash dividend will be paid using available cash and cash investments.

Stock Repurchase Program—In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1.0 million shares of outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5 to the Consolidated Financial statements), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. In the nine months ended September 30, 2006, the Company repurchased 391,500 shares of common stock for approximately $14.4 million, and could repurchase up to an additional 326,000 shares under the current authorization as of September 30, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding letters of credit of $1.2 million, none of which were associated with bulk petroleum transactions, and contingent guarantee obligations of $11.3 million as of September 30, 2006. As further described in “Near-term Operating Factors” above, the Credit Facility provides for a separate sub-limit for letters of credit to $75.0 million for use in the Company’s bulk petroleum and other business transactions. The Company presently does not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements – “Recently Issued Accounting Standards” and “Segment Disclosures” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on the Company’s financial statements and disclosures, and for information on segment disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—The Company’s financial instruments with interest rate risk exposure consist of cash and cash investments, notes receivable, the Revolving Facility, and an interest rate swap agreement that are sensitive to changes in interest rates. A change in interest rates of one percent on floating notes receivable and debt balances outstanding at September 30, 2006, excluding the interest rate swap, would cause an approximate change in annual interest income of $59,000 and annual interest expense of $984,000.

As discussed in Note 5 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction related to variable rate debt obligations. The swap has a principal notional amount of $50.0 million, provides for quarterly settlement and expires corresponding with the debt term. At September 30, 2006 and December 31, 2005, the Company has reflected a net derivative asset for this swap of approximately $1.1 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

As discussed in “Liquidity and Capital Resources” above and Note 5 to the Consolidated Financial Statements, the Credit Facility has a revolving credit facility overall borrowing limit of $400.0 million, separate sub-limits for 15-day swing line loans of $10.0 million and for letters of credit of $75.0 million, matures March 2010, and interest is based at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The Credit Facility was amended in May 2006 to provide, among other things, for increased flexibility with respect to permitted investments by or in certain subsidiaries, and for Company investment of up to an aggregate of $50.0 million, associated with the Company’s bulk petroleum and certain other businesses. The amendment allows for additional investments, contracts and contract assignment, associated with the Company’s buying and selling of bulk petroleum products, to specified foreign parties. Also, the Credit Facility was amended in August 2006 to, among other things, increase the revolving credit facility overall borrowing limit from $250.0 million to $400.0 million, reconstitute and convert outstanding borrowings under a five-year term loan of $48.4 million into borrowings under the revolving credit facility, allow an aggregate of $175.0 million for certain specified capital expenditures, and revive a previously expired “accordion” feature that provides for additional borrowings of up to $100.0 million subject to meeting specified conditions.

Equity Price Risk — The Company has marketable equity securities, all classified as “available for sale” which are included in other noncurrent assets. Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification. The carrying value of marketable equity securities amounted to $197,000 and $204,000 at September 30, 2006 and December 31, 2005.

Other Market Risk—As further described in Note 2 to the Consolidated Financial Statements – “Bulk Petroleum Transactions”, the Company was party to certain commodity hedges associated with bulk petroleum inventory that had a fair market value (liabilities) of $238,000 at December 31, 2005. Counterparties for these commodity hedges were major financial institutions. There were no such hedges as of September 30, 2006. As of September 30, 2006, the Company had aggregate outstanding letters of credit of $1.2 million, none of which were associated with bulk petroleum transactions. As described in “Liquidity and Capital Resources” above, the Company also had contingent guarantee obligations of $11.3 million as of September 30, 2006.

As of and during the nine months ended September 30, 2006, there have been no other significant changes in the Company’s interest rate risk, equity price risk or other market risk.

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

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting in the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Currently, all but two state court lawsuits involving two individuals in connection with this incident have been resolved by the defendants. One of the remaining lawsuits was dismissed by the trial court and is on appeal to the North Carolina Court of Appeals. The remaining lawsuit is scheduled for trial in March 2007, and will be tried solely on the issue of damages. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

The Company is involved in several lawsuits pending in North Carolina state court whereby various contractors are seeking to enforce liens against the Company based upon work allegedly performed by them under contracts with a third-party unrelated to the Company. The lawsuits seek foreclosure of the alleged liens against the Company’s property on which the liens have been filed. Several of these lawsuits have been resolved with no material adverse effect on the Company’s financial position or results of operations. The remaining liens being claimed range from approximately $34,000 to $1.3 million, with the total remaining liens asserted amounting to approximately $3.3 million. The Company denies the claims in the remaining lawsuits and is vigorously defending against them. Management does not expect that the disposition of the remaining lawsuits will have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing the repurchase from time to time of up to 1.0 million shares of the Company’s outstanding $.01 par value common stock in open market or private transactions. The amount of repurchases made by the Company under the program in any given month or quarter may vary as a result of changes in the Company’s business, operating results, working capital or other factors. As set forth in the table below, the Company repurchased 89,000 and 391,500 shares of common stock for approximately $3.2 million and $14.4 million in the three and nine months ended September 30, 2006, respectively.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 2006	50,000	$35.37	50,000	667,500
February 2006	47,500	35.98	47,500	620,000
March 2006	57,500	36.55	57,500	562,500
April 2006	47,500	37.91	47,500	515,000
May 2006	57,500	38.58	57,500	457,500
June 2006	42,500	37.33	42,500	415,000
July 2006	45,500	36.69	45,500	369,500
August 2006	23,500	36.33	23,500	346,000
September 2006	20,000	36.58	20,000	326,000

Total	391,500	$36.88	391,500	326,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
10.1	Fourth Amendment, dated May 15, 2006, to the Credit Agreement dated May 16, 2003, as amended, among SMI and certain of its subsidiaries and related parties, and the various Lenders identified on the signature pages thereto (the Lenders), including Bank of America, N.A. as Administrative Agent for the Lenders, Wachovia Bank N.A., as Syndication Agent, Caylon New York Branch and SunTrust Bank, as the Documentation Agents, and Banc of America Securities LLC, as Lead Arranger and Book Manager, for the Lenders.

10.2	Fifth Amendment, dated August 30, 2006, to the Credit Agreement dated May 16, 2003, as amended, among SMI and certain of its subsidiaries and related parties, and the various Lenders identified on the signature pages thereto (the Lenders), including Bank of America, N.A. as Administrative Agent for the Lenders, Wachovia Bank N.A., as Syndication Agent, Caylon New York Branch and SunTrust Bank, as the Documentation Agents, and Banc of America Securities LLC, as Lead Arranger and Book Manager, for the Lenders.

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: November 8 , 2006	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: November 8 , 2006	By:	/s/ William R. Brooks
William R. Brooks
Executive Vice President, Chief Financial
Officer, and Treasurer
(Principal Financial and Accounting Officer)