Form 10-K
period 2006-12-31
SPEEDWAY MOTORSPORTS INC
filed 2007-03-15
CIK 934648

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $558,803,891 based upon the closing sales price of the registrant’s Common Stock on June 30, 2006 of $37.74 per share. At March 1, 2007, 43,770,879 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2007 are incorporated by reference into Part III of this report.

Speedway Motorsports, Inc. Annual Report on Form 10-K
1

The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes, appearing later in this report. This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements may include (i) statements in this Annual Report on Form 10-K that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Legal Proceedings”, “Controls and Procedures”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2006 and beyond; and (v) statements relating to the Company’s future capital projects, hosting of races, broadcasting rights, sponsorships, financing needs, petroleum or other commodities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “estimates”, “could”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in this Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, and we assume no obligation to update any such forward-looking information contained in this report.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
2

PART I

ITEM 1. BUSINESS

Speedway Motorsports, Inc. (the “Company”, “SMI”, “we”, “us”, and “our”) is a leading promoter, marketer and sponsor of motorsports activities in the United States. We own and operate Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Infineon Raceway (formerly known as Sears Point Raceway) (“IR”), Las Vegas Motor Speedway (“LVMS”), Lowe’s Motor Speedway (formerly known as Charlotte Motor Speedway) (“LMS”), and Texas Motor Speedway (“TMS”). We also provide souvenir merchandising services, and food, beverage and hospitality catering services through our SMI Properties subsidiaries; provide radio programming, production and distribution through our Performance Racing Network (“PRN”) subsidiary; develop electronic media promotional programming and distribute wholesale and retail racing and other sports-related souvenir merchandise and apparel through The Source International (“TSI”) subsidiary; and manufacture and distribute smaller-scale, modified racing cars and parts through our 600 Racing subsidiary. We equally-own a joint venture with International Speedway Corporation (“ISC”), formed in August 2005, that operates independently as Motorsports Authentics (“MA”) to produce, market and sell motorsports licensed merchandise. We also own and operate North Carolina Speedway (“NCS”), a/k/a Rockingham Speedway. Hereafter, references to “our” or “six” speedways exclude NCS, where no National Association for Stock Car Auto Racing, Inc. (“NASCAR”) sanctioned or other races are scheduled in 2007. SMI was incorporated in the State of Delaware in 1994.

We currently plan to promote the following annual racing events in 2007:

•	eleven NASCAR-sanctioned NEXTEL Cup stock car racing series (“NEXTEL Cup”) events;

•	eight NASCAR-sanctioned Busch Series (“Busch”) racing events;
•	seven NASCAR-sanctioned Craftsman Truck Series racing events;

•	two Indy Racing League Series (“IRL”) racing events;

•	four major National Hot Rod Association (“NHRA”) racing events;

•	two World of Outlaws (“WOO”) racing events; and

•	several other races and events.

RECENT DEVELOPMENTS

Listed below are certain developments that have affected or may continue to affect our business:

•	a new eight-year NASCAR television broadcast rights agreement beginning in 2007 was finalized;

•	implementation of Statement of Financial Accounting Standards No. 123R “Share-Based Payment”;

•	amendments of our bank credit facility;

•	invested in companies owning certain mineral rights to explore and produce petroleum related products; and

•	authorization to repurchase an additional one million shares of the Company’s common stock.

These and other factors are discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Near-term Operating Factors.”

GENERAL OVERVIEW

Our speedways are strategically positioned in six premier markets in the United States, including three of the top ten television markets. We have one of the largest total permanent speedway seating capacities, with the highest average number of seats per facility, in the motorsports industry. We believe long-term spectator demand for premium seating at our largest events exceeds existing capacity at several of our speedways.

At December 31, 2006, our total permanent seating capacity of 766,000, with 755 luxury suites, was located at the following facilities:

Speedway(1)	Location	Approx Acreage	Length of Primary Speedway (miles)	Luxury Suites(2)	Permanent Seating (3)
Atlanta Motor Speedway	Hampton, GA	815	1.5	123	101,000
Bristol Motor Speedway	Bristol, TN	674	0.5	196	158,000
Infineon Raceway	Sonoma, CA	1,597	2.5	27	47,000	(4)
Las Vegas Motor Speedway	Las Vegas, NV	1,028	1.5	102	140,000
Lowe’s Motor Speedway	Concord, NC	1,301	1.5	113	162,000
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194	158,000
				755	766,000

(1)	Excludes NCS, where no NASCAR-sanctioned races are scheduled to be held in 2007 or beyond.
(2)	Excluding dragway and dirt track suites.
(3)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(4)	IR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course.

Speedway Motorsports, Inc. Annual Report on Form 10-K
3

We derive revenues principally from the following activities:

•	sales of tickets to motorsports races and other events held at our speedways;

•	licensing of network television, cable television and radio rights to broadcast such events;

•	sales of sponsorships, facility naming rights and promotions to companies that desire to advertise or sell their products or services surrounding our events;

•	commissions earned on sales of food, beverages and hospitality catering;

•	event sales and commissions from souvenir motorsports merchandise; and

•	rental of luxury suites during events and other track facilities.

In 2006, we derived approximately 84% of our total revenues from NASCAR-sanctioned events. We also derive revenue from IRL, NHRA, WOO and other racing series events, from TSI and certain SMI Properties non-event merchandising operations, oil and gas activities, 600 Racing, The Speedway Clubs at LMS and TMS, Oil-Chem, SMI Trackside, Racing Country USA and Motorsports By Mail, LLC (“MBM”), a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel. See Note 1 to the Consolidated Financial Statements for descriptions of these businesses and activities.

NASCAR Broadcasting and Ancillary Rights Agreement – The domestic television broadcast rights for NASCAR NEXTEL Cup and Busch Series events are now consolidated for us and others in the motorsports industry by NASCAR. Since 2001, NASCAR has negotiated industry-wide television media rights agreements for all NEXTEL Cup and Busch Series racing events. Before expiring after 2006, the NASCAR domestic television broadcast rights agreements covered six years with NBC Sports, Turner Sports, FOX and FX. Our 2006 NASCAR broadcasting revenues were $163 million, reflecting an increase of approximately $22 million or 15% over 2005. Broadcasting revenues continue to be a significant long-term contracted revenue source for our core business, representing approximately 29% of our 2006 total revenues. NASCAR recently announced that it reached new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR NEXTEL Cup and Busch Series events for 2007 through 2014. NASCAR also announced that these agreements have a $4.48 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the current contract annual average of $400 million. However, the recently announced NASCAR 2007 total industry rights fees will approximate $505 million, which are lower than the 2006 rights fees of approximately $574 million. Although initially lower, this eight-year arrangement provides the Company significant increases in average annual contracted revenues through 2014, with increases averaging 3% per year. Our total contracted revenues under the upcoming domestic broadcast rights agreement for 2007, based on the current race schedule, are approximately $143 million, reflecting a decrease of approximately $20 million or 12% from 2006. These lower 2007 revenues will be partially offset by an approximate $5 million decrease in associated contracted NASCAR purse and sanction fees.

In 2001, an ancillary rights package for NASCAR.com, NASCAR Radio, international and other broadcasting, NASCAR images, SportsVision, FanScan, specialty pay-per-view telecasts, and other media content distribution was reached with us, NASCAR and others in the motorsports industry. NASCAR has announced industry-wide total ancillary rights fees are estimated to approximate $245 million over a 12-year period. Annual increases are expected to average approximately 35% from 2006 to 2010.

Our Contracted Revenues Are Increasing In Amount and Term Length – We believe increasingly attractive demographics surrounding motorsports and our premier markets and first class facilities are increasing the number of longer-term sponsorship partners and commitments we obtain. We believe these increasingly longer-term contracted revenue sources help solidify our financial strength and stabilize our earnings and cash flows. For example, most of our NASCAR NEXTEL Cup and NASCAR Busch event sponsorships for the 2007 racing season, and many for our 2008 racing season, are already sold. Also, as discussed above, the new television broadcast agreement is for eight years beginning in 2007 and our estimated contracted revenues for 2007 approximate $143 million.

INDUSTRY OVERVIEW

NASCAR’s NEXTEL Cup Series is currently the most popular form of motorsports in the United States. NASCAR races are the second highest rated regular season televised sport and rank third in professional sports licensed merchandise sales. NASCAR events included 17 of the top 20 attended sporting events in 2006, and NASCAR has an estimated fan base of 75 million fans, or one-third of the United States adult population. These races often draw larger crowds than a Super Bowl, NBA Finals game, and a World Series game combined. The NASCAR racing season runs for 10 months, visiting 19 states across the country. Races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience. In 2006, NASCAR sanctioned 96 NEXTEL Cup, Busch and Craftsman Truck Series races, including the successful “Chase for the Championship”, a ten race playoff to determine the NASCAR NEXTEL Cup Champion.

Speedway Motorsports, Inc. Annual Report on Form 10-K
4

The increase in corporate interest in the sport has been significantly driven by the attractive demographics of stock car and other motorsports racing fans. In a recent survey of the NASCAR fan pool, 54% were between the ages of 18 and 44, 41% earned over $50,000 annually and 40% were female. An ESPN Sports Poll showed that the number of Hispanics and African-Americans attending NASCAR events increased more than 20% from 1999 to 2002, and currently make up 8.6% and 8.9%, respectively, of the adult NASCAR fan base. Those trends are believed to be accelerating with NASCAR Busch Series races in Mexico City and Canada providing substantial marketing potential for NASCAR and other motorsports venues in international markets. In addition, brand loyalty (as measured by fan usage of sponsors’ products) is the highest of any nationally televised major league sport, and NASCAR fans are three times as likely to purchase NASCAR sponsors’ products and services than non-fans, according to NASCAR Brand Review in 2006.

In 2006, the NASCAR NEXTEL Cup Series solidified its position as the number two sport on television earning a 5.4 network rating, up 5% since 2001. 2007 marks the first year of NASCAR’s domestic television rights agreement with FOX, TNT, ABC and ESPN. It also provides our Company with significant cash flow and revenue visibility during its 8 year term, representing a 40% increase in average annual rights fees over the prior agreement.

The television broadcasting agreement has increased the popularity of NASCAR racing which, we believe, continues to grow and appeal to a widening demographic audience. We believe the NASCAR broadcasting rights packages are significantly increasing media intensity, while expanding sponsorship, merchandising and other marketing opportunities. We also believe the ancillary rights package for internet, specialty pay-per-view, foreign distribution and other international television broadcasting media is intensifying corporate and fan interest and creating increased demand for NASCAR racing and related merchandising in foreign, e-commerce and other untapped markets.

In recent years, television coverage and corporate sponsorships have increased for NASCAR and other motorsports events. All NASCAR NEXTEL Cup, Busch, Craftsman Truck, IRL, and major NHRA events, as well as other events promoted by us are currently televised nationally. More Fortune 500 companies choose NASCAR-sanctioned events as part of a marketing strategy than any other major league sport, and sponsorship opportunities continue to expand significantly. Sponsors include such companies as Bank of America, Coca-Cola, DaimlerChrysler, Dodge, Food City, General Motors, Nationwide Insurance, Sprint/NEXTEL, Samsung, Save Mart Supermarkets, Sharpie of Sanford North America Corporation, Sunoco, Texas Instruments, Toyota, United Parcel Service, Valvoline, and Williamson-Dickie Manufacturing Company.

During 2007, NASCAR will introduce the “Car of Tomorrow” at Bristol Motor Speedway. The Car of Tomorrow, under development by NASCAR for seven years, was designed with the following primary objectives: driver safety, improved performance and competition, and more efficient cost management for teams. NASCAR has also recently refined the NEXTEL Cup Series champion points format which determines competitors’ eligibility for the Chase for the Championship. These changes, which give additional points and benefits for winning races, should make racing more competitive during the entire season. We believe the Car of Tomorrow and the refined points system should enhance on-track competition and generate increased fan interest, attendance and new marketing opportunities.

We believe consistent broadcast television and cable ratings show that spectator interest and corporate marketing appeal continues to be strong. We believe the increasing media coverage, and its expanding influence, along with enhanced on-track competition, will also drive fans to our speedways and generate further corporate marketing and other merchandising opportunities.

The increasing attractiveness of the demographics surrounding motorsports, and our first-class facilities in premier geographic markets, is illustrated by our increasing number of longer-term sponsorship partners and commitments. Those factors, along with the continuing increases in media intensity and attractiveness of advertising demographics surrounding motorsports, are expected to drive increases in the long-term value of sponsorship and other marketing rights. Although somewhat common in other major sports venues, our 1999 facility naming rights agreement with Lowe’s Home Improvement Warehouse was the first in the motorsports industry. In 2002, we also announced our second facility naming rights agreement with Infineon Technologies for gross fees aggregating approximately $34.6 million over ten years. We have ten-year sponsorship agreements, including renewal options, with Coca-Cola and Bank of America for the May and October NEXTEL Cup races at LMS, respectively. These ten-year agreements, and other long-term sponsorship contracts, illustrate the increasingly broad spectrum of major national corporate sponsorship interest, and the long-term confidence and marketing value being placed in our leading-edge facilities in premium markets. In addition, corporate sponsorships from industries somewhat new to NASCAR, and motorsports in general, are another strong indicator of the increasing marketing appeal to widening demographics. For example, companies and brands such as Toyota, Bank of America, Kobalt Tools, Nicorette, Red Bull, 7-Eleven, Williamson-Dickie,

Speedway Motorsports, Inc. Annual Report on Form 10-K
5

FedEx, GlaxoSmithKline, and Unilever, as well as others, have become sponsors of ours.

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

OPERATING STRATEGY

Our operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at modern facilities, which serves to enhance customer loyalty, and to market and distribute racing and other sports-related souvenir, apparel and other merchandise. We market our scheduled events throughout the year both regionally and nationally using extensive and innovative marketing activities. We believe our objectives of growing revenues and profitability can be achieved by increasing attendance, broadcasting, sponsorship and other revenues at existing facilities, and by expanding our promotional and marketing expertise to take advantage of opportunities in attractive existing and new markets. In particular, we are concentrating on further developing long-term contracted revenue streams, which are less susceptible to weather and economic conditions. The key components of this strategy are described below:

Commitment to Quality and Customer Satisfaction, and Expansion and Improvement of Existing Facilities – Since the 1970’s, we have embarked upon a series of capital improvements to continually improve the race experience enjoyed by our fans, sponsors, team owners and drivers, media and others attending and involved in racing and other motorsports activities that we conduct. Over many years, we have invested significant capital in improving and expanding our facilities. In 2007, we plan to continue modernizing and making other significant improvements at our speedways as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”. We believe long-term spectator demand for premium seating at our largest events exceeds existing capacity. In 2006, after adding the new permanent seats at AMS and LVMS, our total permanent speedway seating capacity is approximately 766,000, including 755 luxury suites.

Some of the more significant capital improvement categories in recent years include:

•	reconstructing, reprofiling and resurfacing our speedway facilities;

•	construction and expansion of additional premium, permanent grandstand seating;

•	new luxury suites, club-style seating areas and food courts;

•	first-class trackside dining and entertainment facilities;

•	progressive media centers and infield garage areas and other facilities for racing team owners and drivers; and

•	wider concourses, modern concession and restroom facilities, and expanded pedestrian infrastructure.

From 1996 through 2006, we significantly increased the number of permanent grandstand seats and luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and unique mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. During those years, we reconfigured many of our main entranceways and traffic patterns, expanded on-site roads and increased available parking to ease congestion caused by increased attendance and to improve traffic flow. Lighting was installed at all SMI speedways, except IR, so that we can offer nighttime racing. We also have installed “SAFER” crash walls at all SMI speedways, except IR, to help improve the safety of race drivers and others using our facilities. The banking of several of our speedways has been reprofiled and resurfaced to offer our fans the increased excitement inherent in high-bank racing. We continue to make many other facility improvements, all consistent with our commitment to quality and customer satisfaction. We have modernized our gift shops to increase their fan appeal and expand our marketing opportunities, and expanded our camping and RV facilities to meet the growing demand from fans who seek that entertainment experience surrounding our events.

We have built extensive infield media centers, garage and entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers, race fans and others involved in motorsports. Our leading-edge facilities also feature new scoreboards, underground pedestrian tunnels, and hillside terrace seats, among many other modernizing improvements. Other customer service enhancements include new entertainment, administrative and other marketing facilities as part our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort and entertainment value for the benefit of our spectators. See Item 2 – Properties for additional information on capital improvements at each of our speedways.

Speedway Motorsports, Inc. Annual Report on Form 10-K
6

Innovative Marketing and Promotional Efforts – We believe it is important to market our scheduled events throughout the year, both regionally and nationally. In addition to innovative television, radio, newspaper, trade publication and other promotions, we market our events and services by:

•	offering tours of our facilities;

•	providing satellite links for media outlets;

•	marketing on emerging internet sites with motorsports news and entertainment;

•	conducting direct mail campaigns; and

•	staging pre-race promotional activities such as live music, military displays, skydivers and daredevil stunts.

Our marketing program also includes soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event include luxury suite rentals, block ticket sales and company-catered hospitality, as well as souvenir race program and track signage advertising. Our innovative marketing is exemplified by progressive programs such as offering Preferred Seat Licenses at TMS and ten-year facility naming rights agreements with Infineon Technologies and Lowe’s Home Improvement Warehouse – both industry firsts. Also, our long-term Levy Group agreement offers corporate and other clientele premium food, beverage and catering services, and facilitates the marketing of luxury suites and hospitality functions at each of our speedways.

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

SMI has constructed 46 trackside condominiums at AMS and 76 condominiums at TMS, of which 44 and 71, respectively, have been sold as of December 31, 2006. We also built and sold 52 trackside condominiums at LMS in the 1980’s and early 1990’s. Many are used by team owners and drivers, which is believed to enhance their commercial appeal.

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

Maximization of Media Exposure and Enhancement of Broadcast and Sponsorship Revenues – We are strategically positioned with speedways in six of the premier markets in the United States, including three of the top ten television markets. We believe owning first-class facilities in premium markets offers long-term, highly-attractive media markets that should benefit from the accelerating growth of the motorsports industry. We plan to increase the exposure of our current NEXTEL Cup, Busch, Craftsman Truck, IRL, NHRA, and WOO events. We also plan to increase television coverage of other speedway events and schedule additional racing and other events at each of our speedway facilities. We believe the increased media attention focused on motorsports continues to result in expanding sponsorship, merchandising and other marketing opportunities. With speedway facilities strategically positioned in Dallas-Fort Worth, Las Vegas and San Francisco, we have achieved a critical mass west of the Mississippi River that enhances our overall operations, as well as broadcast and sponsorship opportunities. We intend to capitalize on these top-market entertainment venues to further grow our company, the sport of NASCAR and other racing series.

As further described below, most of our NASCAR NEXTEL Cup and Busch Series races, as well as other racing events, are broadcast over our proprietary radio Performance Racing Network (“PRN”). We also own Racing Country USA, our national country music and NASCAR-themed radio show. The combination of their national syndication networks, with Sirius Satellite Radio and NASCAR.com, offers sponsors a powerful and expansive promotional network.

We also seek to increase the visibility of our racing events and facilities through local and regional media interaction. For example, each January we sponsor a four-day media tour at LMS, and a similar one-day tour at TMS, to promote the upcoming NEXTEL Cup season. In 2007, this event featured NEXTEL Cup drivers and attracted media personnel representing television networks and stations from throughout the United States and around the world.

From time to time, we sell advertising, fixed billboards and other promotional space on wide areas of backstretch and diminished visibility seating depending on ticket demand for certain events. Management believes this is desirable prime advertising space because those areas are frequently displayed during television broadcasts, in photos and are viewable by large numbers of fans attending our speedways.

Further Development of SMI Properties, Performance Racing Network, 600 Racing Legends Car and Oil-Chem Businesses – Our SMI Properties subsidiary provides event and non-event souvenir merchandising services, event food, beverage, hospitality and catering services through the Levy Group

Speedway Motorsports, Inc. Annual Report on Form 10-K
7

arrangement (described below) and other ancillary support services to all SMI facilities and other outside sports-related venues. SMI Properties is attempting to enhance souvenir and other merchandise sales through new marketing arrangements, including sales at non-SMI facilities and other outside venues.

In 2002, we consummated a long-term food and beverage management agreement and an asset purchase agreement with Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (the “Levy Group”). The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations at our six speedways and certain outside venues for an initial ten-year period with a renewal option for an additional ten-year period. We believe the long-term Levy Group agreement enables us to provide better products and expanded services to our customers, enhancing their overall entertainment experience, while allowing us to achieve substantial operating efficiencies. In addition, the long-term alliance facilitates the marketing of luxury suites, hospitality and other high-end venues to corporate and other clientele desiring premium-quality menu choices and service.

We have expanded merchandising opportunities through TSI and SMI Trackside. TSI develops electronic media promotional programming, and merchandises and distributes racing and other sports-related souvenir merchandise and apparel with QVC and other promotional outlets. SMI Trackside provides event souvenir merchandising services at our speedways and other NASCAR third-party speedway venues. We intend to expand product offerings, enhance souvenir and merchandise sales through new marketing arrangements, and to increase sales at non-SMI facilities and other outside venues.

We also broadcast substantially all of our NASCAR NEXTEL Cup and Busch Series racing events, as well as other events, at each of our speedways over our proprietary radio Performance Racing Network. PRN is syndicated nationwide to more than 750 stations. Along with broadcasting our racing events, PRN produces innovative weekly and daily racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, our national country music and NASCAR-themed radio show syndicated to approximately 300 affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with Sirius Satellite Radio and NASCAR.com, offers sponsors a very powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2007.

Introduced in 1992, we developed the Legends Circuit and are the official sanctioning body. 600 Racing manufactures and sells the cars and parts used in Legends Circuit racing events. Legends Cars are 5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on “short” tracks of 3/8-mile or less. In 1997, as an extension of the Legends Car concept, 600 Racing released a new “Bandolero” line of smaller, lower-priced, entry level stock cars which appeals to younger racing enthusiasts. In 2000, 600 Racing released a new faster “Thunder Roadster” race car modeled after older-style roadsters that competed in past Indianapolis 500’s in the early 1960’s. Cars and parts are currently marketed and sold through approximately 45 distributors conducting business throughout the United States, Canada, and Europe. The Legends Car, the Bandolero, and the Thunder Roadster (collectively referred to as “Legends Cars”) are not designed for general road use. Revenues from this business have grown to $12.5 million in 2006.

We believe the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $13,000, and are affordable for a new and expanding group of racing enthusiasts who otherwise could not race on an organized circuit. The Legends Car Circuit, which includes the Legends Car, the Bandolero and the Thunder Roadster, held approximately 2,600 sanctioned races in 2006, making it one of the fastest growing short track racing divisions in motorsports. The Legends Car Circuit is the third largest oval short track auto racing sanctioning body in terms of membership behind NASCAR and International Motor Contest Association (“IMCA”). Sanctioned Legends Car races are currently conducted at several of our speedways. We plan to continue broadening the Legends Circuit, increasing the number of sanctioned races and tracks at which Legends Car races are held.

Oil-Chem Research Corp. (“Oil-Chem”), a wholly-owned SMI subsidiary, produces an environmentally-friendly, micro-lubricant® that is promoted and distributed by mass-marketing retailers, auto parts stores and other advertising to wholesale and retail customers. This micro-lubricant is advertised as “zMax®” and similar promotional names for use in automobiles, trucks, aircraft, and other piston-engine-powered motorized transportation. We promote zMax® products using various media, direct-response and other advertising. Depending on market conditions and demand, we may, from time to time, change or increase the amount or types of advertising to increase revenues.

Speedway Motorsports, Inc. Annual Report on Form 10-K
8

Increased Daily Usage of Existing Facilities – We constantly seek revenue-producing uses for our speedway facilities on days not committed to racing events. Such other uses include driving schools, car and truck shows, auto fairs, free-style motocross and monster truck events, vehicle testing, settings for television commercials, concerts, holiday season festivities, print advertisements and motion pictures. We also host several NHRA bracket racing events throughout the year at our modern BMS, IR and LVMS dragways, and host a summer Legends Car series at several of our speedways.

With more than twelve different track configurations at LVMS, including a 2.5-mile road course, 1/4-mile dragstrip, 1/8-mile dragstrip, 1/2-mile clay oval, 3/8-mile paved oval and several other race courses, we plan to continue capitalizing on LVMS’s top market entertainment value to further grow the speedway and other racing series, and to promote new expanded venues. In addition, our larger road courses at AMS, LMS, LVMS and TMS are increasingly being rented for various activities such as driving schools, series racing and vehicle testing.

LMS and TMS operate 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as WOO Series, as well as American Motorcycle Association (“AMA”), have been held. Similar other racing events are held annually. Other examples of increased usage include the widely popular Disney movie “Cars” premiere at LMS, large track rentals used by car manufacturers for rallies and other corporate functions at LVMS, and AMS’s and TMS’s hosting of Harley-Davidson’s 100th Anniversary Celebrations with top-name musical and family entertainment. Also, we conduct BMS’s unique holiday season “Speedway In Lights” which is gaining in regional prominence, and LMS’s annual auto fair shows and TMS’s spring Autofest featuring Pate Swap Meets which remain widely popular. We are also working to schedule music concerts at certain facilities.

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

Development of Ancillary Businesses Through Acquisitions, Joint Ventures or Similar Type Arrangements – We look for opportunities to grow our existing, or identify new, ancillary businesses through acquisitions, joint ventures or similar arrangements.

•

Motorsports Authentics. We, along with ISC, equally own a joint venture formed in August 2005 that operates independently under the name Motorsports Authentics (“MA”) to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. In September 2005, MA purchased and now operates under a long-term license agreement with Roush Corporation d/b/a Roush Racing for exclusive and non-exclusive motorsports merchandise distribution for various racing drivers and teams in NASCAR’s NEXTEL Cup, Busch and Craftsman Truck Series. In December 2005, MA purchased Action Performance Companies, Inc. (“Action”) who designs, markets and distributes exclusive and non-exclusive licensed motorsports related merchandise, and has license agreements with many of the top NASCAR, IRL, and NHRA teams and drivers. In addition, Action has licenses to manufacture apparel and memorabilia for the National Basketball Association, Major League Baseball, and multiple other branded organizations. The net assets and operations of Action and Team Caliber are now operated on a combined basis by MA which currently markets its products through a combination of mass retail, domestic wholesale, trackside, and collector distribution channels.

•

Oil and Gas Activities. We are also engaged in the purchase and sale of bulk petroleum products, associated commodity transactions, and oil and gas exploration and production activities. These bulk petroleum products have consisted predominately of crude oil and associated distillates of crude oil. We have conducted these business activities primarily in Russia, Central America, North America, South America, Africa, and the United Kingdom, and may expand into Asia and the Middle East, among other foreign regions. We also hold 100% and majority interests in two foreign entities owning certain oil and gas mineral rights in Russia. We contract with a United States company who provides us strategic, management and operational capabilities, and we provide financing and access to financial markets, in connection with these activities. We also have profit and loss sharing arrangements with certain entities on the purchasing and selling of specified bulk petroleum products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Near-term Operating Factors – Oil and Gas Activities” for additional information.

Speedway Motorsports, Inc. Annual Report on Form 10-K
9

OPERATIONS

Our operations consist principally of motorsports racing and related events, as well as ancillary businesses described herein and in “Non-Event Motorsports Related Merchandise”, “Non-Motorsports Merchandise Revenue”, and “Other Revenue” below.

Racing and Related Events

NASCAR-sanctioned races are held annually at each of our speedways. The following are summaries of racing events scheduled in 2007 at each speedway.

•	AMS. In addition to the major NASCAR-sanctioned races listed below, AMS is also scheduled to hold two NASCAR Craftsman Truck Series races, as well as several other races and events.

Date	Event	Circuit
March 17	“Nicorette 300”	Busch
March 18	“Kobalt Tools 500”	NEXTEL Cup
October 28	“Georgia 500”	NEXTEL Cup

•

BMS. In addition to the major NASCAR-sanctioned races listed below, BMS is also scheduled to hold one NASCAR Craftsman Truck Series race, one NHRA Nationals event, as well as several other races and events.

Date	Event	Circuit
March 24	“Sharpie Mini 300”	Busch
March 25	“Food City 500”	NEXTEL Cup
August 24	“Food City 250”	Busch
August 25	“Sharpie 500”	NEXTEL Cup

•

IR. In addition to the major NASCAR-sanctioned race listed below, IR is also scheduled to hold one IRL race, one NHRA Nationals event, one NASCAR Grand National West Series race, one AMA, Sports Car Club of America and numerous other racing events.

Date	Event	Circuit
June 24	“Toyota/Save Mart 350”	NEXTEL Cup

•

LVMS. In addition to the major NASCAR-sanctioned races listed below, LVMS is also scheduled to hold one NASCAR Craftsman Truck Series race, two NHRA Nationals events, as well as several other races and events.

Date	Event	Circuit
March 10	“Sam’s Town 300”	Busch
March 11	“UAW-DaimlerChrysler 400”	NEXTEL Cup

•	LMS. In addition to the major NASCAR-sanctioned races listed below, LMS is also scheduled to hold one NASCAR Craftsman Truck Series race, two WOO events, as well as several other races and events.

Date	Event	Circuit
May 19	“NASCAR NEXTEL All-Star Challenge”	NEXTEL Cup (all-star race)
May 26	“CARQUEST Auto Parts 300”	Busch
May 27	“Coca-Cola 600”	NEXTEL Cup
October 12	“Dollar General 300”	Busch
October 13	“Bank of America 500”	NEXTEL Cup

•	TMS. In addition to the major NASCAR-sanctioned races listed below, TMS is also scheduled to hold two NASCAR Craftsman Truck Series races, one IRL race, as well as several other races and events.

Date	Event	Circuit
April 14	“O’Reilly 300”	Busch
April 15	“Samsung 500”	NEXTEL Cup
November 3	“O’Reilly Challenge”	Busch
November 4	“Dickies 500”	NEXTEL Cup

Speedway Motorsports, Inc. Annual Report on Form 10-K
10

The following table shows the composition of selected revenues for the three years ended December 31, 2006 (in thousands):

	2006	2005	2004
Admissions	$175,208	$177,352	$156,718
NASCAR broadcasting	162,715	140,956	110,016
Sponsorships	59,202	53,362	43,802
Other event related	106,855	96,546	75,314
Motorsports event and non-event, and non-motorsports, related merchandise	54,122	67,438	52,682
Other	9,263	8,414	7,987
Total revenue	$567,365	$544,068	$446,519

Admissions – Grandstand ticket prices at our NASCAR-sanctioned events in 2006 ranged from $19 to $146. In general, we establish ticket prices based on spectator demand and cost of living increases.

NASCAR Broadcasting Revenue – We have negotiated annual contracts with NASCAR for domestic television station and network broadcast coverage of all of our NASCAR-sanctioned events. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. NASCAR broadcasting revenue accounted for 29% of total revenues in 2006.

Sponsorship Revenue – Our revenue from corporate sponsorships is received in accordance with negotiated contracts. Sponsors and the terms of sponsorships change from time to time. We currently have sponsorship contracts with major manufacturing and consumer products companies and brands such as Bank of America, Coca-Cola, DaimlerChrysler, Dodge, Sprint/NEXTEL, Save Mart Supermarkets, Food City, Nicorette, Kobalt Tools, Snap-on Tools, Lowe’s Home Improvement Warehouse, Nationwide Insurance, Samsung, Texas Instruments, Motorola, 7-Eleven, Inc., NAPA Auto Parts, Food Lion, Goodyear, Yokohama, Valvoline, United Parcel Service, Sharpie of Sanford North America Corporation, Toyota, Williamson-Dickie Manufacturing Company, Sunoco, and General Motors. Some contracts allow sponsors to name a particular racing event, as in the “Coca-Cola 600”, “UAW-DaimlerChrysler 400”, “Bank of America 500”, and “Samsung 500”. Other considerations range from “Official Car” or “Official Truck” designations at our speedways, including Chevrolet, Dodge and Toyota, to exclusive advertising and promotional rights in sponsor product categories such as Coca-Cola, NAPA Auto Parts, Goodyear and Valvoline. Also, our ten-year facility naming rights agreements renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway at Charlotte. None of our sponsorship or naming rights contracts annually exceeded 5% of total revenues in 2006.

Other Event Related Revenue – We derive event related revenue from commissioned food, beverage and souvenir sales during racing and non-racing events and from fees paid for speedway catered “hospitality” receptions and private parties. Food, beverages and souvenirs are sold primarily in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities, and in luxury suites, club-style seating and food-court areas located within the speedway facilities, to individual, group, corporate and other customers. We also derive revenue from luxury suite and track rentals, from parking and other event and speedway related activities. As of December 31, 2006, our speedways had a total of approximately 755 luxury suites available for leasing to corporate sponsors or others at current 2007 annual rates generally ranging from $32,000 to $100,000. LMS has also constructed 40 open-air boxes, each containing 32 seats, which are currently available for renting by corporate sponsors or others at annual rates of up to $42,000. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of race cars and racing products, settings for commercials and motion pictures, and other outdoor events.

We broadcast substantially all of our NASCAR NEXTEL Cup and Busch Series races over our proprietary Performance Racing Network, which also sponsors four weekly racing-oriented programs throughout the NASCAR season. We derive event related revenue from the sale of commercial time on PRN, which is syndicated nationwide to more than 750 stations. We have negotiated contracts with NASCAR for ancillary broadcasts associated with NASCAR.com, NASCAR Radio, international and other media. None of our other event related contracts annually exceeded 5% of total revenues in 2006.

Motorsports Event Related Merchandise Revenue – We derive event related revenue from sales of owned motorsports related souvenir merchandise during racing and non-racing events and in our speedway gift shops throughout the year. Souvenir merchandise is sold primarily in concession areas located on or near speedway concourses and other areas surrounding our

Speedway Motorsports, Inc. Annual Report on Form 10-K
11

speedway facilities to individual, group, corporate and other customers. Motorsports event related merchandise revenue consists principally of revenues from SMI Properties and SMI Trackside who provide event souvenir merchandising for our speedways and third-party speedways. SMI Trackside is a wholly-owned subsidiary of SMI Properties.

Non-Event Motorsports Related Merchandise Revenue – We derive other operating revenue from TSI, certain SMI Properties and MBM, who are wholesale and retail distributors of racing and other sports related souvenir merchandise and apparel, and from Legends Car operations. TSI and MBM are wholly-owned direct and indirect subsidiaries of SMI.

Non-Motorsports Merchandise Revenue – We derive other operating revenue from Oil-Chem, which produces an environmentally-friendly micro-lubricant. We also derive other operating revenue from the sale of bulk petroleum products as further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Near-term Operating Factors”.

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

COMPETITION

We are the leading motorsports promoter in the local and regional markets served by our six speedways, and compete regionally and nationally with other speedway owners, including ISC, to sponsor events, especially NEXTEL Cup and Busch Series events, and to a lesser extent, other NASCAR, IRL, CCWS, NHRA and WOO sanctioned events. We compete for spectator interest with all forms of professional and amateur spring, summer and fall sports, and with a wide range of other available entertainment and recreational activities, conducted in and near Atlanta, Bristol, Charlotte, Dallas-Fort Worth, Las Vegas and San Francisco, and regionally and nationally. These competing events or activities may be held on the same days as our events. We also compete with improving and expanding media coverage and content by network and cable broadcasters, particularly for NEXTEL Cup and Busch Series racing events, along with the ongoing improvements in high-definition television technology.

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

SEASONALITY, QUARTERLY RESULTS AND WEATHER

In 2007, as further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we plan to hold 11 NASCAR-sanctioned NEXTEL Cup and eight Busch Series major racing events, and seven NASCAR Craftsman Truck Series racing events. We also plan to hold two IRL racing events, four major NHRA racing events, and two WOO racing events. Our business has been, and is expected to remain, highly seasonal. We produce minimal operating income during our third quarter when we host only one major NASCAR race weekend. Concentration of racing events in any particular future quarter, and the growth in our operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business.

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

EMPLOYEES

As of December 31, 2006, we had approximately 737 full-time and 218 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

Speedway Motorsports, Inc. Annual Report on Form 10-K
12

INSURANCE

We maintain property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with insurers we believe to be financially sound. Our insurance policies generally cover accidents that may occur at our speedways, subject to ordinary course deductibles, policy limits and exceptions. As further described below in “Risk Factors”, we use a combination of insurance and self-insurance to manage various risks associated with our speedway and other properties, and motorsports events and other business risks. We believe our insurance levels are sufficient for our needs and consistent with insurance maintained by similar companies.

PATENTS AND TRADEMARKS

We have federally registered trademark and/or service mark rights in “Speedway Motorsports,” “Atlanta Motor Speedway,” “AutoFair,” “Bristol Motor Speedway,” “Charlotte Motor Speedway,” “Las Vegas Motor Speedway,” “Sears Point Raceway,” “Texas Motor Speedway,” “TMS,” “600 Racing Thunder Roadster,” “Legends Cars,” “Bandolero,” “Atomic Oil,” “WBL,” “Pour A New Engine Into Your Car,” “It Soaks Into Metal,” “Linkite,” “Lenckite,” “Micro-Lubricant,” “zMax,” “Finish Line Events,” “Motorsports by Mail,” “The Speedway Club,” “Top the Cops,” “Wild Man,” “Diesel 40 – The Engine Conditioner,” “Diesel 60 – The Fuel Conditioner,” “Diesel 90 – The Gear And Accessory Conditioner,” “Fans First” and “The Great American Speedway!,” “Lug Nut,” “Sparky,” and our corporate logos.

Federal trademark and/or service mark registrations are pending with respect to “Seal of Champions Speedway Motorsports, Inc.,” “The Official Seal of Racing,” and “Speedway World” among others. We own state trademark and/or service mark registrations for “Atlanta Motor Speedway” (Georgia), “AMS” (Georgia), “Texas Motor Speedway” (Texas) and “TMS” (Texas). We have registered trademark rights in the “zMax” trademark in Australia, Canada, Israel, Japan, Mexico, New Zealand, Singapore and the European Union. We have applications pending in the European Union and Canada for trademark and service mark registration rights to “Legends Cars.” We also have ten patents related to our Legends Car, Bandolero Car and Thunder Roadster design and technology. Our policy is to protect our intellectual property rights zealously, including use of litigation, to protect their proprietary value in sale and market recognition.

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

ITEM 1A. RISK FACTORS

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect our business or that could cause our actual results to differ materially from the results contemplated by forward-looking statements contained in this report or other public statements we may make. Shareholders and prospective investors should carefully consider and evaluate all of the risk factors described below. However, many of these factors are beyond our ability to control or foresee, and undue reliance should not be put on forward-looking statements. These risk factors may change from time to time and may be amended, supplemented, or superseded by updates to the risk factors contained in future periodic reports on Form 10-Q and Form 10-K we file with the SEC.

Bad weather adversely affects the profitability of our motorsports events – We promote outdoor motorsports events. Weather conditions surrounding these events affect sales of

Speedway Motorsports, Inc. Annual Report on Form 10-K
13

tickets, concessions and souvenirs, driving schools, and track rentals, among other things. Although we sell tickets well in advance of our events, poor weather conditions can have a material effect on our results of operations particularly because we promote a finite number of premier events. Due to weather conditions, we may be required to move a race event to the next raceable day, which would increase our costs for the event and could negatively impact our walk-up admissions, if any, and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods.

Lack of competitiveness in NASCAR NEXTEL Cup Series races or closeness of championship points races, or changes made by NASCAR on conducting, promoting and racing as a series sanctioning body, can significantly impact operating results – The lack of competitiveness of NEXTEL Cup Series races or the closeness of the championship points race in any particular racing season can significantly impact our operating results. These factors can affect attendance at the NEXTEL Cup racing events, as well as other events surrounding the weekends such NEXTEL Cup races are promoted. There can be no assurance that attendance will not be adversely impacted by the lack of competitive racing or a close championship points race in any particular season, thereby possibly impacting our operations and growth.

NASCAR periodically implements new rules or technical and other required changes for race teams and drivers, as well as event promoters, in attempts to increase safety, racing competition and fan interest, among other things. For example, NASCAR plans to introduce a new prototype car for the NEXTEL Cup Series that should increase competition on the speedways and generate increased fan interest and new marketing opportunities. The new prototype car may or may not be successful or popular with fans. Such factors can affect attendance and other event related revenues for our NEXTEL Cup and Busch Series racing events, as well as other events surrounding the weekends such races are promoted. Rule changes can increase operating costs that we may or may not be able to control. There can be no assurance that attendance or other event related revenues or operating costs will not be adversely impacted by sanctioning body changes in any particular season, thereby possibly impacting our operations and growth.

Consumer and corporate spending can significantly impact operating results, and national or local catastrophes, elevated terrorism alerts or natural disasters could have a significant adverse impact on our operating results – Our business depends on discretionary consumer and corporate spending. Many factors related to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment rates, rising fuel prices, interest and tax rates and inflation, can significantly impact our operating results. Many factors related to corporate spending such as general economic and other business conditions, including consumer spending, rising fuel prices, interest and tax rates, hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorism attacks, military actions, and inflation, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. Terrorism alerts, natural disasters, and other business conditions, can impact regional and national consumer and corporate spending sentiment, including significant increases in fuel prices and other consumer costs. These factors can affect attendance at our events, suite rentals, sponsorship, advertising and hospitality spending, concession and souvenir sales, driving schools and other track rentals, as well as the financial results of present and potential sponsors of our facilities and events and of the industry. Negative factors such as challenging economic conditions, public concerns over additional national security incidents and air travel, particularly when combined, can impact corporate and individual customer spending, and each negative factor can have varying effects on our operating results. There can be no assurance that consumer and corporate spending will not be adversely impacted by economic conditions, or should difficulties, restrictions or public concerns regarding air travel or military-related actions continue or increase, if additional national or local terrorist, catastrophic or other incidents occur, or if natural disasters occur, there can be no assurance that consumer and corporate spending will not be adversely impacted, thereby possibly materially impacting our operating results and growth.

Failure to be awarded a NASCAR event or deterioration in our relationship with NASCAR could adversely affect our profitability – Our success has been and will remain dependent to a significant extent upon maintaining a good working relationship with the organizations that sanction the races we promote at our facilities, particularly NASCAR, the sanctioning body for NEXTEL Cup, Busch Series and Craftsman Truck Series races. Each NASCAR event is awarded on an annual basis. We believe that our relationship with NASCAR is good, although nonrenewal of a NASCAR event license would have a material adverse effect on our financial condition and future results of operations. We cannot assure you that we will continue to obtain NASCAR licenses to sponsor races at such facilities. Our strategy has included growth through the addition of motorsports facilities. Failure to obtain NASCAR events for any future additional motorsports facility could have a material adverse effect on us. Similarly, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or favorably.

Speedway Motorsports, Inc. Annual Report on Form 10-K
14

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

Our insurance coverage may not be adequate if a catastrophic event occurred – While management attempts to obtain, and believes it presently has, reasonable policy limits of property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers, we cannot guarantee that our policy limits for property, casualty, liability, and business interruption insurance currently in force, including coverage for acts of terrorism, would be adequate should one or multiple catastrophic events occur at or near any of our speedway facilities, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. Once our present coverage expires, we cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our speedway facilities could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability was to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay our related claims or damages. The occurrence of additional national incidents, in particular incidents at sporting events, entertainment or other public venues, may significantly impair our ability to obtain such insurance coverage in the future.

We may incur significant costs from partial self-insurance – We use a combination of insurance and self-insurance to manage various risks associated with our speedway and other properties, and motorsports events and other business risks. We may increase the marketing of certain products using self-insured promotional warranty programs which could subject us to increased risk of loss should the number and amount of claims significantly increase. Also, we may increase our oil and gas business for which we intend to obtain customary insurance with experienced carriers. We have increased and may further increase our self-insurance limits, which could subject us to increased risk of loss should the number of incidents, damages, casualties or other claims below such self-insured limits increase. Management cannot guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on our financial position and future results of operations.

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

NASCAR has announced it would consider potential track realignment of NEXTEL Cup Series racing events to desirable, potentially more profitable market venues of speedway operators. While relocation of any NEXTEL Cup event among our speedways we now or may own in the future could result in a net increase in our future operating profitability, long-lived assets of a speedway from where a NEXTEL Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations.

Speedway Motorsports, Inc. Annual Report on Form 10-K
15

Strong competition in the motorsports industry and with other professional and amateur sports could hinder our ability to maintain or improve our position in the industry – Motorsports promotion is a competitive industry. We compete in regional and national markets, and with ISC and other NASCAR related speedways, to promote events, especially NASCAR-sanctioned NEXTEL Cup and Busch Series events, and to a lesser extent, with other speedway owners to promote other NASCAR, IRL, Champ Car World Series (“CCWS”), NHRA and WOO sanctioned events. We believe our principal competitors are other motorsports promoters of NEXTEL Cup and Busch Series or equivalent events. Certain of our competitors have resources that exceed ours. NASCAR is owned by Bill France, Jr., Jim France, and the France family, who also control ISC. ISC presently hosts several NEXTEL Cup and Busch Series races. Our competitors attempt to build speedways and conduct racing and other motorsports related activities in new markets that may compete with us and our local and regional fan base or marketing opportunities. We compete for spectator interest with all forms of professional and amateur spring, summer, and fall sports, such as football, baseball, basketball and hockey, conducted in and near Atlanta, Bristol, Charlotte, Las Vegas, Dallas-Fort Worth, and San Francisco, and regionally and nationally, many of which have resources that exceed ours, and with a wide range of other available entertainment and recreational activities. These competing events and activities may be held on the same days or weekends as our events. We cannot assure you that we will maintain or improve our position in light of such competition.

The loss of our key personnel could adversely affect our operations and growth – Our success depends to a great extent upon the availability and performance of our senior management, particularly O. Bruton Smith, our Chairman and Chief Executive Officer, H.A. Wheeler, our President and Chief Operating Officer, William R. Brooks, our Chief Financial Officer, Executive Vice President and Treasurer, and Marcus G. Smith, our Executive Vice President of National Sales and Marketing, none of whom are subject to employment agreements. Messrs. O. Bruton Smith and Wheeler have managed SMI as a team for over 30 years, and Mr. Brooks has been part of the management team for over 20 years. Mr. Marcus G. Smith is the son of Mr. O. Bruton Smith, and has been with SMI since 1996. Their experience within the industry, especially their working relationship with NASCAR, continues to be of considerable importance to us. The loss of any of our key personnel due to illness, retirement or otherwise, or our inability to attract and retain key employees in the future could have a material adverse effect on our operations and business plans.

Costs associated with capital improvements could adversely affect our profitability – We believe significant growth in our revenues depends, in large part, on consistent investment in facilities. Therefore, we expect to continue to make substantial capital improvements in our facilities to meet long-term increasing demand, to increase spectator entertainment value, and to increase revenue. We frequently have a number of significant capital projects underway. We have announced construction plans for a 126-unit condominium project at LVMS, which would include trackside office space, banquet facilities and other amenities. Commencement of construction is subject to governmental approval and permitting processes, which could materially affect the ultimate cost and timing of construction. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our facilities, including:

•	undetected soil or land conditions;

•	additional land acquisition costs;

•	increases in the cost of construction materials and labor;

•	unforeseen changes in design;

•	litigation, accidents or natural disasters affecting the construction site; and

•	national or regional economic, regulatory or geopolitical changes.

In addition, actual costs could vary materially from our estimates if those factors or our assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Also, capital expenditures for the LVMS condominium project may become material. Should the project be abandoned or substantially decreased in scope due to the inability to obtain necessary permits, insufficient buyer interest or other unforeseen negative factors, we could be required to expense some or all previously capitalized costs which could have a material adverse effect on our future financial condition or results of operations.

Recent amendments to our Credit Facility significantly increase the amount of permitted expenditures for capital projects, investments in and transactions for motorsports and oil and gas and other ancillary businesses – As further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2006 Credit Facility Amendments” below, our amended Credit Facility allows standby letters of credit of up to $75.0 million, annual capital expenditures of up to $80.0 million (excluding additional permitted capital expenditures during 2005 and 2006), plus up to an additional aggregate of $175.0 million for specified capital expenditures, and now includes an “accordion” feature that provides for additional borrowings of up to $100.0 million subject to meeting specified conditions.

Speedway Motorsports, Inc. Annual Report on Form 10-K
16

As further described in “Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures” below, we plan to continue to make substantial capital expenditures and investments. The profitability or success of future capital projects and investments are subject to numerous factors, conditions and assumptions, many of which are beyond our control. The sub-limit for standby letters was increased during 2005 in anticipation of possible increases in our oil and gas activities and other business transactions. As of December 31, 2006, we did not have any outstanding standby letters of credit associated with oil and gas activities. Our oil and gas business involves financial and operational risks different from those of our other operations as further described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Near-term Operating Factors – Oil and Gas Activities”. We may seek further increases in our available limits for standby letters of credit depending on the needs and outcome of our oil and gas business. Significant negative or unfavorable outcomes could reduce our available cash and cash investments resulting in lower investment interest or earnings, reduce our ability to service current or future indebtedness, require additional borrowings resulting in higher debt service and interest costs, lower our ratings by credit agencies, result in higher borrowing costs or increased difficulties in borrowing additional amounts, result in higher than anticipated depreciation expense, among other negative consequences, and could have a material adverse effect on our future financial condition or results of operations.

Future impairment of our property and equipment, goodwill and other intangible assets, equity investments in associated entities and consolidated foreign investments could adversely affect our profitability – As of December 31, 2006, we have net property and equipment of $1,054.7 million (including capitalized oil and gas exploration and production costs associated with consolidated foreign entities of $9.6 million (see below)), net goodwill and other intangible assets of $156.1 million, and equity investments in associated entities of $135.3 million (see below). Also, as further described in “Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures” below, we plan to continue to make substantial capital investments. As described in Note 2 to the Consolidated Financial Statements, we periodically evaluate long-lived assets for possible impairment based on expected future undiscounted operating cash flows and profitability attributable to such assets or when indications of possible impairment occur. The evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. While we believe no impairment exists at December 31, 2006, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our future financial condition or results of operations. The profitability or success of future capital projects and investments are subject to numerous factors, conditions and assumptions, many of which are beyond our control, and if significantly negative or unfavorable, could become impaired and materially adversely affect our future financial condition or results of operations. See “Postponement, cancellation or relocation of major motorsports events could adversely affect us” above for related discussion on impairment considerations.

Our equity investments in associated entities consist primarily of our 50% owned joint venture Motorsports Authentics. At December 31, 2006, our $134.0 million investment in MA is material and our share of future associated profits or losses may or may not be significant. Resulting profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s NEXTEL Cup Series, competition for MA products, and the success of MA management in achieving sustained profitability and successful integration. Their ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. As of December 31, 2006, MA had a material amount of goodwill and other intangible assets. The management of MA evaluates long-lived assets, including intangible assets, for possible impairment at least annually using SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” as applicable. We may increase our investment in MA, including additional equity contributions or loans. The current and future carrying value of this equity investment could become impaired for changes in profitability, operating cash flows, market, economic conditions, and other factors that could adversely impact its recovery. Should MA’s long-lived assets become impaired resulting in a material impairment charge, we would likely be required to record our 50% share which could have a material adverse impact on our future financial condition or results of operations.

As further described below in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Near-term Operating Factors – “Oil and Gas Activities”, we have 100% and majority interests in two foreign entities owning certain oil and gas mineral rights in Russia, where we conduct oil and gas exploration and production activities. We may expand into Asia, the Middle East and other foreign regions. Our Credit Facility contains a separate sub-limit for letters of credit up to $75.0 million for use in oil and gas activities and other business transactions, and permits the

Speedway Motorsports, Inc. Annual Report on Form 10-K
17

Company to invest up to an additional aggregate of $50.0 million in Oil-Chem and its direct or indirect subsidiaries for oil and gas activities, among other things. We may expand or increase our investment with the two foreign entities if sufficiently proven and developable reserves are found. We may also make other foreign investments, and participate with others, including entering into contracts or joint venture arrangements, involving oil and gas exploration, development and production activities depending on opportunities that may arise. The carrying value of current and future investments could become impaired from insufficient sustained profitability and operating cash flows resulting from the aforementioned and other factors. Such factors, if significantly negative or unfavorable, could result in an impairment charge that has a material adverse impact on our future financial condition or results of operations. See below “Our oil and gas business incurs financial and operational risks different from those of our other operations” for related risk factors and other information.

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

Government regulation of certain motorsports sponsors could negatively impact the availability of promotion, sponsorship and advertising revenue for us – The motorsports industry generates significant revenue each year from the promotion, sponsorship and advertising of various companies and their products, some of which are subject to government regulation. Advertising of the liquor and tobacco industry is generally subject to greater governmental regulation than advertising by other sponsors of our events. Certain of our sponsorship contracts are terminable upon the implementation of adverse regulations. The alcoholic beverage and tobacco industry has provided substantial financial support to the motorsports industry through, among other things, the purchase of advertising time, the sponsorship of racing teams and the sponsorship of racing series such as the Busch Series, and generally are subject to greater governmental regulation than are other sponsors of our events. We are unaware of any proposed additional governmental regulation that would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage or tobacco industry. We cannot assure you that the alcoholic beverage or tobacco industry will continue to sponsor motorsports events, suitable alternative sponsors could be located, or NASCAR will continue to sanction individual racing events sponsored by the alcohol industry at any of our facilities. Implementation of further restrictions on the advertising or promotion of alcoholic beverage products could adversely affect us.

Our chairman owns a majority of SMI’s common stock and will control any matter submitted to a vote of our stockholders – As of March 1, 2007, Mr. O. Bruton Smith, our Chairman and Chief Executive Officer, beneficially owned, directly and indirectly, approximately 66% of the undiluted outstanding shares of our common stock. As a result, Mr. Smith will continue to control the outcome of substantially all issues submitted to our stockholders, including the election of all of our directors.

Our current or future indebtedness could adversely affect our financial health, operations or ability to pay dividends, or prevent us from fulfilling our obligations under debt agreements – We have a significant amount of indebtedness. As of December 31, 2006, we had total outstanding long-term debt of approximately $428.5 million, and the Credit Facility permits additional borrowings of up to $300.4 million. Our substantial indebtedness and ability to increase our outstanding borrowings could:

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	subject us to the risks that interest rates and our interest expense will increase;

•	cause lowered ratings by credit agencies resulting in higher borrowing costs or increased difficulties borrowing additional amounts; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Speedway Motorsports, Inc. Annual Report on Form 10-K
18

In addition, our debt agreements contain financial and other restrictive covenants that, among other things, limits or restricts our ability to borrow additional funds, make acquisitions, create liens on our properties and make investments. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us. Despite current indebtedness levels, the Company or new lines of business may be able to incur substantially more debt. In addition, they may be able to secure this additional debt with Company, subsidiary or new business assets. This could further exacerbate the risks associated with our substantial leverage. If new debt is added to our and our subsidiaries’ current debt levels, the related risks they and we now face could intensify.

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

Our Credit Facility contains more extensive and restrictive covenants than the indenture for the Senior Subordinated Notes. In addition to covenants of the type described above, the Credit Facility requires us to maintain specified financial ratios and satisfy certain financial condition tests, as well as limits our acquisitions, capital expenditures and investments. Our ability to meet those covenants, financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. A breach of any of these covenants would result in a default under the Credit Facility. If there were an event of default under the Credit Facility, the lenders could elect to declare all amounts outstanding, including accrued interest or other obligations, to be immediately due and payable. If we were unable to repay these amounts, such lenders could proceed against the collateral, if any, granted to them to secure that indebtedness. If any senior indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the senior indebtedness and our other indebtedness. The Credit Facility and the Senior Subordinated Notes indentures contain cross-default provisions.

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

Our oil and gas business incurs financial and operational risks different from those of our other operations – We are engaged in the purchase and sale of bulk petroleum products, associated commodity transactions, and oil and gas exploration and production activities. These bulk petroleum products have consisted predominately of crude oil and associated distillates of crude oil. We have conducted these business activities primarily in Russia, Central America, North America, South America, Africa, and the United Kingdom, and may expand into Asia and the Middle East, among other foreign regions. We also hold 100% and majority interests in two foreign entities owning certain oil and gas mineral rights in Russia, where we conduct oil and gas exploration and production activities. We contract with a United States company who provides us strategic, management and operational capabilities, and we provide financing and access to financial markets, in connection with these activities. We also have profit and loss sharing arrangements with certain entities on the purchasing and selling of specified bulk petroleum products. From time to time, we also enter into commodity hedges associated with petroleum products and utilize letters of credit issued by recognized financial institutions for the purchase of bulk petroleum products.

Management recognizes that these oil and gas activities have financial and operational risks different from those of our core operations. Many are risks ordinarily experienced by any new business and risks ordinarily associated with conducting business in foreign countries. Also, many are risks generally associated with petroleum products and oil and gas related activities, including environmental, commodities, hedging and

Speedway Motorsports, Inc. Annual Report on Form 10-K
19

similar risks common to such activities. Our oil and gas activities include exploration and production arrangements that may be unsuccessful for many reasons including weather, cost overruns, dry wells, equipment shortages and mechanical difficulties. Proven or unproven reserves may be less than originally expected or found not cost beneficial to extract. Successful drilling of a well does not ensure ultimate realization of sufficient profits or return on investments because of a variety of factors, including geological, market, geopolitical and other unforeseen factors. Additionally, unsuccessful wells can result in costs with no direct associated revenue streams. These investments involve a variety of operating risks, including:

•	Fires, explosions, blow-outs, surface cratering, and casing collapse;

•	uncontrollable flows of oil, natural gas, and formation water;

•	natural disasters, such as earthquakes, and adverse weather conditions; and

•	environmental hazards, such as natural gas leaks, oil spills, and pipeline ruptures.

Oil and gas business profit margins could be affected by factors such as purchase price, sales price, transaction, unrecoverable and other operating costs, and could be less than those on our other operations. Oil and gas transactions may continue to occur in the near future, and they may or may not be significant. While revenues could become significant, resulting profit margins could be affected by market and other factors such as transaction, unrecoverable and other operating costs, and could be less than those on existing operations. The accounting for oil and gas, including underlying hedge, transactions can be affected by many factors, including contract terms, title transfer, settlement timing, underlying hedge terms and other transactional terms or conditions. Future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis. Mark-to-market accounting may be used for certain hedges and bulk petroleum purchases or supply contracts may constitute an energy contract that is deemed a derivative under SFAS No. 133, depending on the underlying transactional terms and conditions. Also, future gains or losses on such contracts could be significant depending on fluctuations in market prices of the associated covered petroleum products and timing differences between maturities of hedges and sales of petroleum products. Depending on settlement timing and other transactional factors, accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods. At this time, management is unable to determine whether resulting revenues or profits or losses could be material.

Oil and gas activities can involve concentrations of credit and other risks different from the Company’s motorsports operations. Realization of receivables, inventories and investments, and the ability to invest and compete successfully and profitably, are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness, current and future market demand, customary risks associated with oil and gas exploration, production and other business activities, regional and global market and economic conditions, including geopolitical situations in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds, other factors outside of management’s control when conducting operations in Russia and other foreign countries, global petroleum product supply and demand, regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs, and other factors. Default on payment by one or more customers, or should inventory not be realized or recovered, could have a material adverse impact on our operating results. We may expand or increase our investment with the two foreign entities discussed above if sufficiently proven and developable reserves are found. We may also make other foreign investments, and participate with others, including entering into contracts or joint venture arrangements, involving oil and gas exploration, development and production activities depending on opportunities that may arise. The carrying value of current and future investments could become impaired from insufficient sustained profitability and operating cash flows resulting from the aforementioned and other factors. Such factors, if significantly negative or unfavorable, could result in an impairment charge that has a material adverse impact on our future financial condition or results of operations.

Other factors that can adversely impact our oil and gas business, as well as operations conducted in foreign countries, include current and future market demand, regional and global market and economic conditions, including geopolitical situations, elevated terrorism alerts, terrorist attacks or military actions in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds, global petroleum product supply and demand, regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs, changes or deterioration in customer financial condition and creditworthiness, and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Near-term Operating Factors – Oil and Gas Activities” below, and Note 2 to the Consolidated Financial Statements – “Oil and Gas Activities” and “Concentrations of Credit Risk” for additional information.

Speedway Motorsports, Inc. Annual Report on Form 10-K
20

Changes in income tax laws could adversely affect our financial condition and results of operations – At December 31, 2006, net deferred tax liabilities totaled $160.1 million, after reduction for net deferred tax assets of $18.3 million. At December 31, 2006, valuation allowances of $1.8 million have been provided against deferred tax assets because management is unable to determine whether ultimate realization is more likely than not. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. Also, we filed a change in tax accounting method in 2005 that is expected to reduce our tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. As of and through December 31, 2006, the change resulted in reclassifying noncurrent deferred income taxes of approximately $27.3 million to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $27.3 million in each of 2007 and 2008. Accelerated taxes of $27.3 million were paid in 2006. Management believes the Company’s use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. These accelerated amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over long periods. Changes in tax laws, assumptions, estimates or method used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.

Environmental costs may negatively impact our financial condition – Solid waste landfilling has occurred on and around the property at LMS for many years. If damage to persons or property or contamination of the environment is determined to have been caused by the conduct of our business or by pollutants used, generated or disposed of by us, or which may be found on our property, we may be held liable for such damage and may be required to pay the cost of investigation or remediation, or both, of such contamination or damage. The amount of such liability, as to which we are self-insured, could be material. State and local laws relating to the protection of the environment also can include noise abatement laws that may be applicable to our racing events. Changes in federal, state or local laws, regulations or requirements, or the discovery of previously unknown conditions, could require additional significant expenditures by us for remediation and compliance.

Land use laws may negatively impact our growth – Our development of new motorsports facilities (and, to a lesser extent, the expansion of existing facilities) requires compliance with applicable federal, state and local land use planning, zoning and environmental regulations. Regulations governing the use and development of real estate may prevent us from acquiring or developing prime locations for motorsports facilities, substantially delay or complicate the process of improving existing facilities, and/or increase the costs of any such activities.

The market price of our common stock could be adversely affected by future exercises or future grants of stock-based options or other compensation, restricted stock awards, or the sale of shares held by key personnel – The market price for our common stock could be adversely affected by the sale of approximately 1,974,000 shares of our common stock issuable upon the exercise of various options, restricted stock and rights under our equity compensation plans. The market price for our common stock could also be adversely affected by the issuance or sale of approximately 2,688,000 shares of our common stock available for grant under our equity compensation plans, or the sale of approximately 29,001,000 shares of our common stock available for resale in compliance with Rule 144 under the Securities Act of 1933, as amended, including shares held by Mr. Smith, our Chairman and Chief Executive Officer.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway follows:

Atlanta Motor Speedway – AMS is located on approximately 815 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. AMS was built in 1960 and owned by us since 1990. In 1997, AMS was completely renovated including reconfiguration to a “state-of-the-art” 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, adding 22,000 permanent seats, including 58 luxury suites, and changing the start-finish line location. AMS also has an on-site 2.5-mile road course. In 1998, lighting was installed for night racing. In recent years, AMS has reconfigured main entranceways and expanded on-site roads to ease congestion caused by increased attendance, installed new scoreboards, new garage areas, and new infield media and press box centers. AMS has constructed 46 condominiums overlooking the speedway and is marketing the two remaining unsold condominiums. As further described in

Speedway Motorsports, Inc. Annual Report on Form 10-K
21

Note 2 to the Consolidated Financial Statements, AMS suffered significant tornado damage in July 2005 and has since been restored to a leading-edge motorsports facility. In 2006, AMS completed construction of approximately 14,000 new premium front-stretch and club-style permanent seats. AMS is located in a top media market, and has the long-standing reputation of offering fans some of the best on-track competition in NASCAR. Also, there has been significant roadway expansion leading into and surrounding AMS. For these and other reasons, we believe AMS represents an excellent long-term growth opportunity for us as well as advertisers and broadcasters. In 2007, AMS plans to expand its camping, restroom and other fan amenities. At December 31, 2006, AMS had permanent seating capacity of approximately 101,000, including 123 luxury suites.

Bristol Motor Speedway – Acquired by us in 1996, BMS is located on approximately 674 acres in Bristol, Tennessee and is a one-half mile, lighted, high-banked concrete oval speedway. BMS also owns and operates a one-quarter mile modern, lighted dragway. BMS is the most popular facility on the NEXTEL Cup circuit among race fans due to its steep banked turns and lighted nighttime races. We believe spectator demand for our NEXTEL Cup events at BMS exceeds existing permanent seating capacity. From 1996 through 2002, BMS added over 76,000 new permanent grandstand seats, including 73 new luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. In 1999, BMS reconstructed and expanded its dragstrip into a state-of-the-art dragway, “Thunder Valley”, featuring permanent grandstand seating, luxury suites, and extensive fan amenities. In 2003, BMS constructed approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury sky-box suites. In 2004, BMS completed construction of a modern expansive gift shop adjoining new entertainment, administrative and other marketing facilities that attracts and entertains fans and corporate clientele. In 2005, BMS constructed 37 new luxury sky-box suites and new permanent dragway seats at “Thunder Valley”, which remains one of the most modern, state-of-the art dragways in the country. In 2005 and 2006, BMS continued to improve and expand fan amenities and make other site improvements. In 2007, BMS plans to repave the steep banked track surface on its speedway as well as continue to expand its camping, restroom and other fan amenities, and continue to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. At December 31, 2006, BMS had permanent seating capacity of approximately 158,000, including 196 luxury suites.

Infineon Raceway – Acquired by us in 1996, IR is located on approximately 1,597 acres in Sonoma, California and consists of a 2.52-mile, twelve-turn road course, a one-quarter mile modern dragstrip, and a modern, expansive industrial park. From 1997 through 2001, IR added approximately 19,000 new permanent seats, made various grading changes to improve spectator sightlines, expanded and improved spectator amenities, acquired adjoining land to provide additional entrances and expanded spectator parking areas to accommodate attendance increases and ease congestion. In 1998, IR reconfigured its road course for the NASCAR NEXTEL Cup Series into a 10-turn, 1.99-mile course by creating “The Chute,” which connects Turns 4 and 7. However, the raceway still maintains its traditional 2.52-mile course for other events. The Chute provides spectators with improved sightlines and expanded viewing areas. The shorter course also enabled the raceway to lengthen the NASCAR race by nearly 35 laps. In 2003, IR completed its multi-year major reconfiguration and modernization, adding new permanent seats, including hillside terrace seats, and new luxury suites. Modernization of IR’s drag strip facilities was also completed in 2003. IR’s enhancements include underground pedestrian tunnels to better accommodate pedestrian traffic, a new world-class 16-turn, three-quarter mile karting center, permanent garages for race teams, an expanded modern industrial park, an enlarged pit road to accommodate NASCAR’s 43-car grid, and improved sightlines for better spectator enjoyment. In 2006, IR continued improving and expanding its on-site road system and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. In 2007, IR plans to expand its camping, restroom and other fan amenities, and continue to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. At December 31, 2006, IR had permanent seating capacity of approximately 47,000, including 27 luxury suites, and provides temporary seating and other general admission seating arrangements along its 2.52-mile road course.

Las Vegas Motor Speedway – Acquired by us in 1998, LVMS is located on approximately 1,028 acres in Las Vegas, Nevada, and consists of a 1.5-mile, lighted, asphalt, quad-oval superspeedway, and several other on-site paved and dirt race tracks. These other race tracks include a 1/4-mile dragstrip, 1/8-mile dragstrip, 2.5-mile road course, 1/2-mile clay oval, 3/8-mile paved oval, motocross and other off-road race courses. From 1999 through 2002, LVMS added approximately 7,000 new permanent seats, expanded its concessions and restroom amenities and made other facility improvements. In 2000, LVMS reconstructed and expanded one of its dragstrips into a state-of-the-art dragway, “The Strip at Las Vegas”, with permanent grandstand seating, luxury suites and extensive fan amenities. “The Strip at Las Vegas”

Speedway Motorsports, Inc. Annual Report on Form 10-K
22

remains one of the most modern, state-of-the-art dragways in the country. In 2001, LVMS renovated its 3/8-mile paved racetrack, “The Bullring”, where it hosts weekly racing series from March through October. LVMS has significant club-style seating with convenient access to premium restaurant-quality food and beverage service. In 2004, LVMS constructed approximately 14,000 new premium permanent seats. In 2006, LVMS completed construction of approximately 16,000 new permanent grandstand seats. In 2006, LVMS began construction on one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in motorsports. LVMS also reprofiled the banking of its superspeedway to offer fans the exciting racing inherent in high-bank racing, and expanded its camping, restroom and other fan amenities and continued improving and expanding its on-site roads and available parking to ease congestion and improve traffic flow. In March 2006, the Company announced construction plans for a 126-unit condominium project at LVMS, which would include trackside office space, banquet facilities, spa and health club and other amenities. Commencement of construction is subject to governmental approval and permitting processes, which could materially affect the ultimate cost and timing of construction. In 2007, LVMS plans to complete the renovations to its infield projects and continue to expand its camping, restroom and other fan amenities, continue to improve, and expand on-site roads and available parking to further ease congestion and improve traffic flow. The superspeedway’s configuration readily allows for significant future expansion. At December 31, 2006, LVMS had permanent seating capacity of approximately 140,000, including 102 luxury suites.

Lowe’s Motor Speedway – LMS is located on approximately 1,301 acres in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte, and was among the first superspeedways built. The principal track is a 1.5-mile banked asphalt quad-oval facility, and was the first superspeedway in North America lighted for nighttime racing. LMS also has several lighted “short” tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), as well as a 2.25-mile asphalt road course. In 2000, LMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. LMS has consistently improved and increased its spectator seating arrangements and now has the third largest seating capacity of any sports facility in the United States. From 1997 through 2002, LMS added over 61,000 new permanent seats, including 38 new luxury suites, featuring unique mezzanine level concourses, new stadium-style terrace sections, outstanding views, convenient elevator access and popular food courts for enhanced spectator enjoyment, convenience and accessibility. LMS also has significantly expanded and improved its parking areas to accommodate increased attendance and ease congestion, and widened certain front-stretch concourses and entranceways to improve spectator convenience and accessibility. LMS has significant club-style seating with convenient access to premium restaurant-quality food and beverage service. In 2004, LMS renovated and modernized its infield garages, media center, and scoring towers and made other facility improvements. The new LMS media center has leading-edge technology infrastructure and access that is increasing appeal for media content providers, sports journalists and others involved in racing communications. In 2005, the exclusive dining and entertainment facilities at The Speedway Club at LMS were completely remodeled and now offer expanded premium restaurant, catering and corporate meeting facilities. In 2006, LMS reprofiled and resurfaced its superspeedway, continued improving and expanding concessions, restroom and other fan amenities, expanded available parking to ease congestion and improve traffic flow, and made other site improvements. In 2007, LMS plans to start renovating and modernizing certain grandstand seating and expand its hospitality areas. At December 31, 2006, LMS had permanent seating capacity of approximately 162,000, including 113 luxury suites.

Texas Motor Speedway – TMS, located on approximately 1,490 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway, with an on-site 2.5-mile road course. TMS has constructed 76 condominiums overlooking turn two of the speedway and is marketing five remaining unsold condominiums. TMS also has an executive office tower adjoining the main grandstand overlooking the speedway which houses The Speedway Club at Texas Motor Speedway. TMS, one of the largest sports facilities in the United States in terms of permanent seating capacity, hosted its first major NASCAR NEXTEL Cup Series race in April 1997. We operate the TMS facilities under a 30-year arrangement with the Fort Worth Sports Authority – see Note 2 to the Consolidated Financial Statements for additional information. In 2000, TMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. For several years, TMS has expanded its parking areas and improved traffic control dramatically reducing travel congestion. In 2001, TMS converted approximately 50 suites to speedway club-style seating areas to help meet demand for premium seating and services at its largest events. In 2006, TMS constructed the new Victory Lane Broadcast Center in the infield which is a two-story multi-purpose facility built for television and radio media who provide broadcast coverage of our events. TMS has expanded and increased surrounding interstate access roads and interchanges, bus and tram systems and available parking, lighting certain parking areas, and reconfigured traffic patterns and entrances to ease congestion

Speedway Motorsports, Inc. Annual Report on Form 10-K
23

and improve traffic flow. In 2007, TMS plans to expand its camping, restroom and other fan amenities, and continue to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. At December 31, 2006, TMS had permanent seating capacity of approximately 158,000, including 194 luxury suites.

North Carolina Speedway (also known as Rockingham Speedway) – NCS, located on approximately 240 acres in Rockingham, North Carolina, is a 1.0-mile banked, asphalt oval speedway. As described in Note 2 to the Consolidated Financial Statements, we purchased NCS in connection with the Ferko Settlement in July 2004. NCS operations presently consist principally of track rentals. Management’s plans or intentions with respect to other future use or operations of NCS have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in 2007 or beyond.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various lawsuits in the normal course of business, some of which involve material claims. New or material developments on the more significant of these lawsuits are described below. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on our future financial position, results of operations or cash flows. See Item 1A “Risk Factors” for additional information on our liability insurance program and self-insured retention.

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

Currently, all but two state court lawsuits in connection with this incident have been resolved by the defendants. One of those lawsuits was dismissed by the trial court, and the dismissal was affirmed by the North Carolina Court of Appeals. The plaintiff has petitioned for review by the North Carolina Supreme Court. The other lawsuit is scheduled for trial in March 2007, and will be tried solely on the issue of damages. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, no matters were submitted to a vote of our security holders.

Speedway Motorsports, Inc. Annual Report on Form 10-K
24

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 1, 2007, 43,770,879 shares of common stock were outstanding and held by approximately 2,812 record holders.

We intend to retain a substantial portion of our future earnings to provide funds for the operation and expansion of our business. SMI depends on dividends and other payments from our speedways and other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and working capital requirements. We paid our fifth annual cash dividend on October 31, 2006 of $0.33 per share of common stock aggregating approximately $14.4 million to shareholders of record as of October 16, 2006. We may or may not pay similar annual cash dividends in the future. Any decision concerning the payment of dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under our Credit Facility and Senior Subordinated Notes (which are further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Dividends”), and other factors as the Board of Directors or its designees, in its sole discretion, may consider relevant. Our Credit Facility allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, and increasable up to $150.0 million, subject to maintaining certain financial covenants. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants.

The following table sets forth the high and low closing sales prices for SMI’s common stock, as reported by the NYSE for each calendar quarter during the periods indicated:

	High	Low
2006:
First Quarter	$38.51	$34.86
Second Quarter	39.45	36.40
Third Quarter	37.87	35.41
Fourth Quarter	39.59	36.30

2005:
First Quarter	$39.67	$35.65
Second Quarter	36.90	33.53
Third Quarter	40.18	35.72
Fourth Quarter	39.17	34.20

STOCK REPURCHASE PROGRAM

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 6 to the Consolidated Financial statements), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In February 2007, our Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. In 2006, we repurchased 476,000 shares of common stock, all under this program, for approximately $17.7 million.

Issuer Purchases of Equity Securities under Authorized Program as of December 31, 2006

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January through September 2006	391,000	$36.88	391,000	326,000
October 2006	22,000	36.94	22,000	304,000
November 2006	21,000	38.58	21,000	283,000
December 2006	42,000	38.37	42,000	241,000
Fourth Quarter	85,000	38.05	85,000	241,000
Total 2006	476,000	$37.09	476,000	241,000

Speedway Motorsports, Inc. Annual Report on Form 10-K
25

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding the shares of SMI common stock issuable under all of SMI’s equity compensation plans as of December 31, 2006:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,974,000	$32.04	(2)	2,688,000	(3)
Equity compensation plans not approved by security holders – None	–	–		–

(1)	This category includes the 1994 Stock Option Plan, the 2004 Stock Incentive Plan, the Employee Stock Purchase Plan, and the Formula Stock Option Plan for Independent Directors. The 1994 Stock Option Plan expired on December 21, 2004 after which no further options can be granted under the plan; however, plan expiration did not adversely affect rights under any previously granted outstanding stock options. The 2004 Stock Incentive Plan was adopted upon stockholder approval at the 2004 Annual Meeting. See Note 11 to the Consolidated Financial Statements for additional information on these plans.

(2)	No shares were granted to employees under the Employee Stock Purchase Plan for calendar years 2006 or 2005. Grants may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end.

(3)	No further options can be granted under the 1994 Stock Option Plan, which expired on December 21, 2004. Under the 2004 Stock Incentive Plan, an aggregate of 2,500,0000 shares of SMI common stock are reserved for issuance under restrictions that include: no more than 1,000,000 shares of restricted stock awards may be granted; no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and for restricted stock awards designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. An aggregate of 800,000 shares of SMI common stock are reserved for issuance under each of the Formula Stock Option Plan and the Employee Stock Purchase Plan.

Speedway Motorsports, Inc. Annual Report on Form 10-K
26

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative stockholder return on the Common Stock against the cumulative total returns of the Standard & Poor’s 500 Stock Index, the Russell 2000 Stock Index and a Peer Group Index for the period December 31, 2001 through December 31, 2006. The Russell 2000 Index was included because management believes, as a small-cap index, it more closely represents companies with market capitalization similar to the Company’s than the Standard & Poor’s 500 Stock Index. The companies used in the Peer Group Index in 2001 through 2006 consist of International Speedway Corporation, Walt Disney Co., and Dover Motorsports, Inc. All companies in the Peer Group Index are publicly traded companies known by management to be involved in the amusement, sports and recreation industries. The graph assumes that $100 was invested on December 31, 2001 in each of the Common Stock, the Standard & Poor’s 500 Stock Index, the Russell 2000 Index and the Peer Group Index companies, and that all dividends were reinvested.

Speedway Motorsports, Inc. Annual Report on Form 10-K
27

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2006 have been derived from audited financial statements. The financial statements for each of the three years ended December 31, 2006 were audited by Deloitte & Touche LLP. Those financial statements, and the independent registered public accounting firm’s report, are contained elsewhere in this report. All financial data below are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

INCOME STATEMENT DATA

Year Ended December 31:	2006	2005	2004	2003	2002
(in thousands, except per share data)
Revenues:
Admissions	$175,208	$177,352	$156,718	$150,253	$143,619
Event related revenue	183,404	168,359	137,074	127,055	120,979
NASCAR broadcasting revenue	162,715	140,956	110,016	90,682	77,936
Other operating revenue	46,038	57,401	42,711	36,539	34,038
Total revenues	567,365	544,068	446,519	404,529	376,572

Expenses and other:
Direct expense of events	95,990	97,042	81,432	77,962	69,909
NASCAR purse and sanction fees	105,826	96,306	78,473	69,691	61,217
Other direct operating expense	48,121	52,227	37,662	32,325	31,032
General and administrative	78,070	73,281	65,152	58,698	57,235
Depreciation and amortization	40,707	37,607	35,524	33,894	31,720
Interest expense, net	20,785	21,890	19,886	20,816	21,199
Losses on equity investees	3,343	272	110	38	72
AMS insurance recovery gain(1)	–	(8,829)	–	–	–
Ferko litigation settlement(2)	–	–	11,800	–	–
Loss on early debt redemption and refinancing(3)	–	–	–	12,800	1,237
FTC refund claims settlement(4)	–	–	–	1,154	–
Cancelled CART race settlement, net(5)	–	–	–	–	–
Other expense (income), net	185	(1,632)	(2,929)	381	2,167
Total expenses and other	393,027	368,164	327,110	307,759	275,788

Income from continuing operations before income taxes and cumulative effect of accounting change	174,338	175,904	119,409	96,770	100,784
Provision for income taxes	63,116	67,769	45,755	38,225	39,609

Income from continuing operations before cumulative effect of accounting change	111,222	108,135	73,654	58,545	61,175
Loss from operations and disposal of discontinued business(6)	–	–	–	–	(686)

Income before cumulative effect of accounting change	111,222	108,135	73,654	58,545	60,489
Cumulative effect of accounting change(7)	–	–	–	–	(4,273)
Net Income	$111,222	$108,135	$73,654	$58,545	$56,216

Speedway Motorsports, Inc. Annual Report on Form 10-K
28

Year Ended December 31:	2006	2005	2004	2003	2002
(in thousands, except per share data)
Basic Earnings Per Share:
Continuing operations before accounting change	$2.54	$2.46	$1.70	$1.38	$1.44
Discontinued operations(6)	–	–	–	–	(0.01)
Accounting change(7)	–	–	–	–	(0.10)
Basic earnings per share	$2.54	$2.46	$1.70	$1.38	$1.33
Weighted average shares outstanding	43,801	43,908	43,342	42,517	42,114

Diluted Earnings Per Share:
Continuing operations before accounting change	$2.53	$2.45	$1.69	$1.37	$1.43
Discontinued operations(6)	–	–	–	–	(0.01)
Accounting change(7)	–	–	–	–	(0.10)
Diluted earnings per share	$2.53	$2.45	$1.69	$1.37	$1.32
Weighted average shares outstanding	44,006	44,178	43,654	42,798	43,001

BALANCE SHEET DATA

Cash and cash equivalents	$118,011	$117,888	$216,731	$134,472	$112,638
Equity investments in associated entities(8)	135,346	136,842	1,551	–	–
Goodwill and other intangible assets	156,122	159,929	156,366	61,337	51,990
Total assets	1,589,523	1,514,426	1,402,230	1,190,556	1,104,773
Long-term debt, including current maturities:
Revolving credit facility(3)	98,438	50,000	50,000	60,000	90,000
Bank term loan(3)	–	50,000	46,875	50,000	–
Senior subordinated notes(3)	330,000	330,000	330,000	230,000	251,946
Other debt	44	235	274	367	279
Stockholders’ equity	820,089	726,148	633,325	548,074	491,172
Cash dividends per share of common stock	$0.33	$0.32	$0.31	$0.305	$0.30

Speedway Motorsports, Inc. Annual Report on Form 10-K
29

Non-GAAP Financial Information Reconciliation – The following schedule reconciles non-GAAP net income and diluted earnings per share amounts, on the financial highlights and performance measurement graphs presented in our 2006 Annual Report to Stockholders and below using other than generally accepted accounting principles (“non-GAAP”), to comparable information presented using GAAP. Non-GAAP net income and diluted earnings per share below are derived by adjusting GAAP basis amounts for certain items presented in the following selected income statement data net of income taxes based on applicable effective rates. This non-GAAP financial information presented in the financial highlights and performance graphs in our 2006 Annual Report to Stockholders and below, is presented nowhere else in this Annual Report.

Management believes such non-GAAP information is useful and meaningful to investors because it identifies and adjusts for non-recurring transactions that are not reflective of ongoing operating results and helps in understanding, using and comparing our results of operations for the periods presented. Management uses the non-GAAP information to assess the Company’s core operations for the periods presented, analyze performance trends and make decisions regarding future operations because we believe the adjusted information better reflects ongoing operating results. None of the adjusted items had occurred within the prior two years or that, in management’s opinion, were reasonably likely to recur within two years. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or diluted earnings per share determined in accordance with GAAP.

Year Ended December 31:	2006	2005	2004	2003	2002
(in thousands, except per share data)
Net income using GAAP	$111,222	$108,135	$73,654	$58,545	$56,216
Cumulative effect of accounting change(7)	–	–	–	–	4,273
Loss from operations and disposal of discontinued business(6)	–	–	–	–	686
Income from continuing operations	111,222	108,135	73,654	58,545	61,175
Non-GAAP adjustments (net of taxes):
AMS insurance recovery gain(1)	–	(5,430)	–	–	–
Ferko litigation settlement(2)	–	–	7,278	–	–
Interim interest expense on debt redeemed(5)	–	–	–	902	–
Loss on early debt redemption and refinancing(3)	–	–	–	7,770	751
FTC refund claims settlement(4)	–	–	–	700	–
Non-GAAP net income	$111,222	$102,705	$80,932	$67,917	$61,926
Diluted earnings per share using GAAP	$2.53	$2.45	$1.69	$1.37	$1.32
Non-GAAP adjustments:
Accounting change(7)	–	–	–	–	0.10
Discontinued operations(6)	–	–	–	–	0.01
AMS insurance recovery gain(1)	–	(0.12)	–	–	–
Ferko litigation settlement(2)	–	–	0.16	–	–
Interim interest expense on debt redeemed(5)	–	–	–	0.02	–
Loss on early debt redemption and refinancing(3)	–	–	–	0.18	0.02
FTC refund claims settlement(4)	–	–	–	0.02	–
Non-GAAP diluted earnings per share	$2.53	$2.33	$1.85	$1.59	$1.45

(1)	AMS insurance recovery gain represents a 2005 gain related to resolution of insurance recoveries and damaged property and equipment claims associated with a tornado that struck AMS in July 2005. Settlement of insurance claims was substantially completed in the fourth quarter 2005, and a gain from insurance recoveries upon final resolution of insurance claims was recognized net of a loss on damaged property and equipment. The 2005 gain of $8.8 million, before income taxes of $3.4 million, increased basic and diluted earnings per share by $0.12. See Note 2 to the Consolidated Financial Statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
30

(2)	Ferko litigation settlement represents a 2004 charge to earnings for litigation and related settlement expenses associated with a settlement agreement between SMI, NASCAR and ISC to resolve a lawsuit filed by Francis Ferko, as a shareholder of SMI, against NASCAR and ISC. SMI was named as a necessary party to the lawsuit as it was brought on SMI’s behalf by a shareholder. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on SMI’s behalf. The 2004 charge of $11.8 million, before income taxes of $4.5 million, reduced basic and diluted earnings per share by $0.16. See Note 2 to the Consolidated Financial Statements.

(3)

Loss on early debt redemption and refinancing for 2003 represents a charge associated with replacement of our 1999 bank revolving facility that was maturing in May 2004 (the “Former Credit Facility”) and issuance of $230 million in aggregate principal amount 6 3/4% Senior Subordinated Notes due 2013 (the “Senior Subordinated Notes”) in May 2003, and concurrent early redemption of $250 million in aggregate principal amount 8 1/2% Senior Subordinated Notes due 2007 (the “Former Senior Subordinated Notes”) in June 2003 at 104.25% of par value. The 2003 charge consisted of net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium, recognition of a previously deferred gain from a cash flow hedge interest rate swap termination payment and transaction costs, all associated with the former debt arrangements. Loss on early debt redemption for 2002 represents a charge associated with early redemption of all outstanding 5 3/4% Convertible Subordinated Debentures totaling $53.7 million in April 2002. The 2002 charge consists of redemption premium, associated unamortized net deferred financing costs, and transaction costs.

(4)	FTC refund claims settlement represents a 2003 charge to earnings for refund claims paid under a litigation settlement reached between the Federal Trade Commission (“FTC”) and SMI and Oil-Chem and associated costs of refund processing.

(5)	Interim interest expense on debt redeemed, net represents interest expense incurred on the Former Senior Subordinated Notes between May 16, 2003, issuance date of the Senior Subordinated Notes, and June 15, 2003, redemption date of the Former Senior Subordinated Notes, net of interest income earned on associated invested proceeds during this period. The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required notice of redemption to Former Senior Subordinated Note holders by the Company.

(6)	Loss from operations and disposal of discontinued business represents the accounting for the discontinued operations and disposal of SoldUSA, an internet auction and e-commerce subsidiary, in April 2002.

(7)	We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002, under which we ceased amortizing goodwill and other intangible assets and assessed initial impairment under transitional rules as of January 1, 2002. Such impairment assessment indicated that goodwill associated with certain non-motorsports related reporting units of the Company was impaired. In accordance with SFAS No. 142, we recorded these impairments as a change in accounting principle as of January 1, 2002. The cumulative effect of the accounting change for goodwill impairment reduced fiscal year 2002 net income by $4.3 million, net of income taxes of $297,000, and basic and diluted earnings per share by $0.10. A significant portion of the goodwill was not deductible for tax reporting purposes, representing a permanent difference for which current or deferred income tax liabilities are appropriately not recognized. As such, no income tax benefit was recognized upon impairment writeoff. The non-GAAP amounts above reflect retroactive application for ceasing goodwill and other intangible assets amortization, and related income taxes, had the new method been in effect for all periods presented.

(8)	The Company and ISC equally own a joint venture formed in August 2005 that operates independently under the name Motorsports Authentics to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. As further described in Note 1 to the Consolidated Financial Statements, in September 2005, MA acquired certain assets and operations of Team Caliber, and in December 2005, Action was purchased for approximately $245 million in cash plus transaction costs. We funded our share of the purchase price with available cash and cash equivalents. We use the equity method of accounting for our 50% ownership in MA which has a November 30 fiscal year end, and have adopted the same fiscal year for reporting our share of MA operating results so that reporting periods coincide. For the fiscal years ended December 31, 2006 and 2005, our share of MA operating losses was approximately $3.2 million and $200,000.

Speedway Motorsports, Inc. Annual Report on Form 10-K
31

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition as of December 31, 2006 should be read in conjunction with our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report. Also, additional information on our revenues and operations can found above in “Business – General Overview and Operating Strategy”.

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

Management does not believe the Company’s financial performance has been materially affected by inflation, and has generally been able to mitigate the effects of inflation by increasing prices.

RESULTS OF OPERATIONS

Revenues and Expenses – Our revenues and expenses are classified in the following categories because they are important to, and used by, management in assessing operations: admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all of our events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, event souvenir merchandise sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, driving school and karting revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways.

“Other operating revenue” includes: revenues of TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; certain merchandising revenues of SMI Properties and its wholly-owned subsidiary, MBM, a wholesale and retail mail-order distributor of racing and other sports related souvenir merchandise and apparel; oil and gas exploration transactions; Legends Car and parts sales of 600 Racing; restaurant, catering and membership income from the Speedway Clubs at LMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant™; and industrial park and office rentals. “Earnings or losses on equity investees” include the Company’s share of its Motorsports Authentics merchandising joint venture equity investee profits or losses. See “Business – Operations” above for additional information on the composition of our revenues, including non-merchandise and merchandise revenue sources.

Our revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than non-event merchandise sales, as well as sales of TSI, Legends Cars, Oil-Chem, SMI Trackside, MBM, bulk petroleum transactions, oil and gas exploration and production activities, or other operating revenues.

The Company classifies expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school and karting revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of TSI, MBM and certain SMI Properties merchandising, gross bulk petroleum, oil and gas exploration and production activities, Legends Car, Speedway Clubs, Oil-Chem and industrial park rental revenues.

Segment Disclosures – See Note 13 to the Consolidated Financial Statements for operating and other financial information on the Company’s reporting segments.

Racing Events – We derive a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue. In 2006, we held 19 major annual racing events sanctioned by NASCAR, including 11 NEXTEL Cup and eight Busch Series racing events, seven NASCAR Craftsman Truck Series racing events, two IRL racing events, two International Race of Champions (“IROC”) racing events,

Speedway Motorsports, Inc. Annual Report on Form 10-K
32

four major NHRA racing events, and three WOO racing events. In 2005, we held 19 major annual racing events sanctioned by NASCAR, including 11 NEXTEL Cup and eight Busch Series racing events, seven NASCAR Craftsman Truck Series racing events, two IRL racing events, two IROC racing events, four major NHRA racing events, one CCWS racing event, and two WOO racing events. In 2004, we held 17 major annual racing events sanctioned by NASCAR, including 10 NEXTEL Cup and seven Busch Series racing events, six NASCAR Craftsman Truck Series racing events, two IRL racing events, one CCWS racing event, two IROC racing events, four major NHRA racing events, and three WOO racing events.

The 19 major NASCAR sanctioned races held in 2005 and 2006 include the additional NEXTEL Cup and Busch Series races at TMS that began November 2005. In 2007, we plan to hold 19 major annual racing events sanctioned by NASCAR, including 11 NEXTEL Cup and eight Busch Series racing events. We also plan to hold seven NASCAR Craftsman Truck Series racing events, two IRL racing events, four major NHRA racing events, and two WOO racing events. Set forth below is certain comparative summary information with respect to our major NASCAR-sanctioned racing events scheduled in 2007 and events held in 2006, 2005, and 2004:

	Number of major NASCAR-sanctioned events
	2007	2006	2005	2004
1st Quarter	6	6	4	5
2nd Quarter	6	6	8	6
3rd Quarter	2	2	2	2
4th Quarter	5	5	5	4
Total	19	19	19	17

The more significant racing schedule changes that have occurred during the last three years include the following:

•	BMS hosted a NASCAR NEXTEL Cup and a Busch Series race in the first quarter 2004 and 2006 that was held in the second quarter 2005.

•	AMS hosted a NASCAR Busch Series race in the first quarter 2005 and 2006 that was held in the fourth quarter 2004.

•	IR hosted an IRL racing event in the third quarter 2005 and 2006 that was not held in 2004.

•	TMS hosted NASCAR NEXTEL Cup and Busch Series racing events in the fourth quarter 2005 and 2006 that were not held in 2004.
•	AMS hosted a NASCAR Craftsman Truck Series race in the fourth quarter 2005 and 2006 that was not held in 2004.

•	TMS hosted an IRL racing event in the fourth quarter 2004 that was not held in 2005 or 2006.

The table below shows the relationship of our income and expenses relative to total revenue for the three years ended December 31, 2006:

	Percentage of Total Revenue
Year Ended December 31:	2006	2005	2004
Revenues:
Admissions	30.9%	32.6%	35.1%
Event related revenue	32.3	30.9	30.7
NASCAR broadcasting revenue	28.7	25.9	24.6
Other operating revenue	8.1	10.6	9.6
Total revenues	100.0	100.0	100.0

Expenses and other:
Direct expense of events	16.9	17.8	18.2
NASCAR purse and sanction fees	18.7	17.7	17.6
Other direct operating expense	8.4	9.6	8.4
General and administrative	13.8	13.5	14.6
Depreciation and amortization	7.2	6.9	8.0
Interest expense, net	3.7	4.0	4.5
Loss on equity investees	0.6	0.1	–
Other (income) expense, net	–	(2.0)	2.0
Total expenses and other	69.3	67.6	73.3
Income before income taxes	30.7	32.4	26.7
Income tax provision	(11.1)	(12.5)	(10.2)
Net Income	19.6%	19.9%	16.5%

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed below in this section:

•	General factors and current operating trends

•	New eight-year NASCAR broadcast rights agreement beginning in 2007

•	Oil and gas activities

•	Non-event and event souvenir and other merchandising revenues

•	2007 earnings guidance

Speedway Motorsports, Inc. Annual Report on Form 10-K
33

Items discussed elsewhere in indicated sections of this report:

•

Motorsports Authentics merchandising joint venture equity investment with International Speedway Corporation (discussed earlier in Part I – Item 1 “Business, Operating Strategy – Development of Ancillary Businesses Through Acquisitions, Joint Venture or Similar Type Arrangements”, and below in “Critical Accounting Policies and Accounting Estimates – Equity Investments in Associated Entities”)

•

SFAS No. 123R “Share-Based Payment” adopted January 1, 2006 (discussed in Note 2 to the Consolidated Financial Statements – “Recently Issued Accounting Standards” and “Accounting for Share Based-Compensation”)

•	Income taxes and first quarter 2007 adoption of FASB Interpretation No. 48 (discussed below in “Critical Accounting Policies and Accounting Estimates – Income Taxes”)

•	2006 Bank Credit Facility amendments (discussed below in “Liquidity and Capital Resources, Future Liquidity – Credit Facility”)

•

2006 stock repurchases and 2007 authorization to repurchase common stock increased from one million to two million shares (discussed below in “Liquidity and Capital Resources, Future Liquidity – Stock Repurchase Program”)

•	Annual cash dividend of $0.33 per share of common stock declared and paid in 2006 (discussed below in “Liquidity and Capital Resources—Dividends”)

General Factors and Current Operating Trends – The Company’s results for the 2006 race season reflect ongoing increases in sponsorship, luxury suite rentals, advertising, and other corporate, as well as camping and driving school, event related revenues. Most of the Company’s 2007, and several of its 2008, NASCAR NEXTEL Cup and Busch event sponsorships are already sold, and pre-sales for other corporate event related revenues are showing similar trends. Net deferred race event income at December 31, 2006 as compared to December 31, 2005 is higher principally due to increases in advance corporate sponsorship and other promotional revenues for upcoming NASCAR NEXTEL Cup and Busch Series racing events.

Despite poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the first quarter, almost 4.0 million fans attended our events in 2006, demonstrating that demand and appeal for motorsports entertainment in our markets has remained strong even in challenging circumstances. For the Company’s upcoming 2007 events, tickets are essentially sold-out for BMS’s and LVMS’s March NEXTEL Cup events. Ticket sales at AMS and LMS were similar to, and at TMS were below, ticket sales at the same time last year. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

Fuel prices and interest rates have risen for various reasons, including geopolitical, economic and other factors and may continue to rise. Natural disasters such as Hurricanes Katrina and Rita can cause significant increases in fuel prices and significant adverse economic effects. The national incidents of September 11, 2001, along with the Iraq war and terrorism alerts, have raised a combination of operating factors rarely encountered, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Economic conditions could be severely affected by future actual or threatened events of a similar nature or other national, regional or local incidents, which could materially adversely affect the Company’s future operating results. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions surrounding racing events can have a negative effect on successive events in future periods because consumer demand can be affected by the success of past events. These factors affect consumer and corporate spending sentiment. Reduced consumer spending impacted admissions and the demand for souvenir, apparel and other merchandise at certain non-event company and outside venues, with related effects on event related and other operating revenues. While management believes the Company’s strong operating cash flow will continue, economic conditions, rising fuel prices, and the competitiveness of racing can affect ticket, corporate marketing, sponsorships and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, management decided not to increase many ticket and concession prices in 2007 to help foster fan support and mitigate any near-term demand weakness.

NASCAR Broadcasting Rights Agreement – Fiscal 2006 was our sixth year under the initial multi-year consolidated domestic television broadcast rights agreement for NASCAR NEXTEL Cup and Busch Series events. Our 2006 NASCAR broadcasting revenues were $162.7 million, reflecting an increase of approximately $21.8 million or 15% over 2005. Broadcasting revenues continue to be a significant long-term revenue source for our core business, representing approximately 29% of our 2006 total revenues.

A substantial portion of our recent profit growth has resulted from a significant increase in our television revenues received from the arrangements NASCAR has made with various television networks. NASCAR ratings may also impact attendance at Company events and sponsorship opportunities. The

Speedway Motorsports, Inc. Annual Report on Form 10-K
34

six-year NASCAR domestic television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX expired after 2006. NASCAR recently announced that it reached new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR NEXTEL Cup and Busch Series events for 2007 through 2014. NASCAR also announced that these agreements have a $4.48 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the current contract annual average of $400 million. However, the recently announced NASCAR 2007 total industry rights fees will approximate $505 million, which are lower than the 2006 rights fees of approximately $574 million. Although initially lower, this eight-year arrangement provides the Company significant increases in average annual contracted revenues through 2014, with increases averaging 3% per year. Our total contracted revenues under the upcoming domestic broadcast rights agreement for 2007, based on the current race schedule, are approximately $143 million, reflecting a decrease of approximately $20 million or 12% from 2006. These lower 2007 revenues will be partially offset by an approximate $5 million decrease in associated contracted NASCAR purse and sanction fees. Management believes this new long-term contracted revenue source helps solidify our financial strength and stabilize our earnings and cash flows, and bodes well for SMI and our industry in the future.

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

Oil and Gas Activities – The Company is engaged in the purchase and sale of bulk petroleum products, associated commodity transactions, and oil and gas exploration and production activities. The Company has conducted these business activities primarily in Russia, Central America, North America, South America, Africa, and the United Kingdom. The Company may expand such business activities into Asia and the Middle East, among other foreign regions. Oasis Trading Group LLC (“Oasis”), a United States company, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company enters into futures contracts associated with petroleum products and utilizes letters of credit for the purchase and sale of bulk petroleum products. The Company also has profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, bulk petroleum, oil and gas activities, futures contracts, and letters of credit hereafter are collectively associated with or referred to as “oil and gas activities”, “oil and gas business”, “oil and gas transactions” or “bulk petroleum transactions”.

In May 2006, the Company formed Speedway Motorsports International Limited (BVI) (“SMIL”), a wholly-owned subsidiary of Oil-Chem, to conduct oil and gas exploration and production activities, and possibly expand into Asia, the Middle East and other foreign regions. Since May 2006 and through December 31, 2006, SMIL has acquired 100% and majority interests in two foreign entities owning certain oil and gas mineral rights in Russia for approximately $6.6 million. The Company’s Credit Facility contains a separate sub-limit for letters of credit up to $75.0 million for use in oil and gas activities and other business transactions, permits the Company to invest up to an additional aggregate of $50.0 million in Oil-Chem and its direct or indirect subsidiaries for oil and gas activities, and allows for contracts and certain contract assignments, associated with the Company’s oil and gas activities, to specified foreign parties.

Speedway Motorsports, Inc. Annual Report on Form 10-K
35

As further described below in “Critical Accounting Policies and Accounting Estimates – Revenue Recognition For Oil and Gas Activities”, gross revenues and product and associated operating costs from oil and gas transactions are included in other operating revenue and other direct operating expense, respectively. Operating profits or losses associated with energy supply contracts are reported on a net basis in other operating revenue. There were no oil and gas transactions reported on a gross basis in 2006 or 2004. For oil and gas transactions reported on a gross basis during 2005, revenues totaled approximately $14.1 million. For oil and gas transactions reported on a net basis, associated billings totaled approximately $150.0 million in 2006, $74.7 million in 2005 and $14.0 million in 2004, and associated profits, excluding recovery allowances, amounted to approximately $3.0 million in 2006 and $2.2 million in 2005. Net gains or losses on such amounts in 2004 were not significant. There were no revenues from Russian oil and gas exploration and production activities in 2006 and associated operating costs were not significant. As of December 31, 2005, the Company was party to certain futures contracts associated with bulk petroleum inventory. These instruments were current liabilities having a fair market value of $238,000 as of December 31, 2005. There were no futures contracts outstanding as of December 31, 2006.

Although these oil and gas activities have increased and may increase further, the Company’s core business has been and remains motorsports. Management recognizes that this oil and gas business has financial and operational risks different from those of our core operations. Many are risks ordinarily experienced by any new business, risks ordinarily associated with conducting business in foreign countries, as well as risks generally associated with petroleum products, commodities, oil and gas activities, hedging and similar transactions of this nature. However, the Company’s oil and gas activities involve concentrations of credit and other risks different from motorsports operations as of December 31, 2006. These credit and other risks are further described below, in Part I – Item 1A “Risk Factors – Our oil and gas business incurs financial and operational risks different from those of our other operations”, and in Note 2 to the Consolidated Financial Statements – “Oil and Gas Activities”.

At December 31, 2006, uncertainty exists as to the full realization of receivables due from two foreign entities and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from two foreign entities because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in a foreign country. Management is currently pursuing available recoverability alternatives. Under its profit and loss sharing arrangement, the Company has recorded receivables from Oasis, a significant portion of which pertains to that entity’s reimbursable share of loss associated with the recoverability assessment of amounts due from these two foreign entities. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities; therefore, uncertainty exists regarding recoverability and amounts due were reserved as of December 31, 2006. As of December 31, 2006, the Company has recorded allowances for possible uncollectible amounts of approximately $17.6 million based on estimated ultimate realization after possible recovery, settlement and other costs and insurance. In 2006, recovery allowances of approximately $15.1 million are reflected in other direct operating expense. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

As further described in Note 2 to the Consolidated Financial Statements, the Company has credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions as of December 31, 2006. Approximately $12.9 million or 25% of the Company’s total net current accounts and notes receivables are due from a relatively small number of petroleum industry customers and merchants in Central America and Russia. Also, from time to time, bulk petroleum inventory products may be located in and managed by a relatively small number of vendors in Central America or Russia. As discussed above, SMIL holds 100% and majority interests in two foreign entities owning certain oil and gas mineral rights in Russia. As of December 31, 2006, amounts invested in these entities aggregate approximately $9.6 million, consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method. These entities are consolidated; however, their operations, including minority interests, through December 31, 2006 were not significant. As of December 31, 2006, the Company had no outstanding letters of credit associated with oil and gas activities and no bulk petroleum product inventory.

Non-Event and Event Souvenir and Other Merchandising Revenues – Management intends to develop new merchandising opportunities, expand product offerings through electronic media promotional programming, and market racing and other sports-related souvenir merchandise and apparel with corporate customers and other third-party

Speedway Motorsports, Inc. Annual Report on Form 10-K
36

venues. The Company’s merchandising event related and other operating revenues may increase or decrease depending on, among other factors, the success of such efforts, the success of motorsports, particularly NASCAR’s NEXTEL Cup Series, and future market demand, trends and competition for our non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside management’s control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While our revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization.

2007 Earnings Guidance – In connection with our fourth quarter and full year 2006 earnings release, management provided full year 2007 guidance of $2.43-$2.53 per diluted share assuming current industry and economic trends continue, and excluding our 50% share of Motorsports Authentics joint venture operating results, changes in the Company’s non-core businesses, capital expenditures exceeding our current plans, the impact of further increases in fuel prices, interest rates, geopolitical conflicts and other unforeseen factors.

Year Ended December 31, 2006 Compared To

Year Ended December 31, 2005

Total Revenues for 2006 increased by $23.3 million, or 4.3%, over such revenues for 2005 due to the factors discussed below.

Admissions for 2006 decreased by $2.1 million, or 1.2%, from such revenue for 2005. Essentially all of this decrease is due to lower overall attendance at NASCAR-sanctioned racing events. The decrease reflects lower attendance at NASCAR-sanctioned racing events held at LMS and TMS in the current period, which management believes were negatively impacted by rising fuel prices and interest rates and declines in consumer spending. The overall decrease was partially offset by continued growth in admissions at NASCAR-sanctioned racing events held at LVMS and, to a lesser degree, at AMS (October 2006) and BMS (August 2006) in the current period.

Also, admissions revenue was negatively impacted by poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the first quarter 2006.

Event Related Revenue for 2006 increased by $15.0 million, or 8.9%, over such revenue for 2005. Approximately 70% of this increase is due to higher sponsorship, display advertising, luxury suite rentals, camping and other event related revenues associated with NASCAR-sanctioned racing events held in 2006 compared to 2005. Also, revenues of JRG driving school acquired in July 2005, ancillary broadcasting rights and track rentals increased approximately 23% over 2005. The overall increase was partially offset by lower commissions from food and beverage sales and souvenir sales that were negatively impacted by poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the first quarter 2006.

NASCAR Broadcasting Revenue for 2006 increased by $21.8 million, or 15.4%, over such revenue for 2005. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for 2006 decreased by $11.4 million, or 19.8%, from such revenue for 2005. This decrease is primarily due to approximately 65% lower oil and gas related revenues as further described in Note 2 to the Consolidated Financial Statements, and approximately 25% lower TSI non-event merchandising revenues in the current period. The overall decrease was partially offset by higher Speedway Club and Legends Car revenues in the current period.

Direct Expense of Events for 2006 decreased by $1.1 million, or 1.1%, from such expense for 2005. Essentially all of this decrease is due to lower insurance costs, and lower souvenir sales resulting from the negative impact of poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the first quarter 2006. The overall decrease was partially offset by higher operating costs associated with the growth in event related revenues, and to operating costs associated with current period revenues of JRG acquired in July 2005.

NASCAR Purse and Sanction Fees for 2006 increased by $9.5 million, or 9.9%, over such expense for 2005. This increase is due to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period.

Other Direct Operating Expense for 2006 decreased by $4.1 million or 7.9%, from such expense for 2005. This decrease is due primarily to 4% lower oil and gas product and operating expenses, net of recovery allowances for certain oil and gas transactions, as further described in Note 2 to the Consolidated Financial Statements. The decrease is also due to lower TSI and other non-event merchandising revenues, and to lower advertising and other operating costs associated with Oil-Chem, in the current period. The overall decrease was partially offset by increased operating costs associated with

Speedway Motorsports, Inc. Annual Report on Form 10-K
37

higher Speedway Club and Legends Car revenues in the current period.

General and Administrative Expense for 2006 increased by $4.8 million, or 6.5%, over such expense for 2005. Approximately 80% of this increase is due to higher operating costs associated with growth and expansion at the Company’s speedways and operations, and approximately 20% is due to stock compensation expense reflected under SFAS No. 123R “Share-Based Payment” as further discussed in Note 11 to the Consolidated Financial Statements.

Depreciation and Amortization Expense for 2006 increased by $3.1 million, or 8.2%, over such expense for 2005. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities, and reflects 2005 cessation of depreciation on property and equipment damaged by the tornado that struck AMS in July 2005 and current period depreciation on reconstructed AMS facilities when placed into service.

Interest Expense, Net for 2006 was $20.8 million compared to $21.9 million for 2005. The change reflects interest expense associated with a cash flow hedge swap agreement, higher investment interest rates on invested cash balances and higher capitalized interest in 2006. Those changes were offset by increased average interest rates on borrowings under the bank revolving credit facility, and to a lesser degree, lower interest income earned from lower average invested cash balances, during the current period. See Note 6 to the Consolidated Financial Statements for additional information.

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

Losses on Equity Investees for 2006 of $3.3 million, compared to $272,000 for 2005, primarily represents the Company’s share of joint venture equity investee operating results (see Note 2 to the Consolidated Financial Statements for additional information).

Other Expense (Income), Net. Other expense, net for 2006 was $185,000 compared to other income, net of $1.6 million for 2005. The change reflects gains recognized on sales of land in 2005, including recognition of previously deferred gain on the sale of certain land in 2004 that was being recognized into income using the installment method. The associated note receivable was collected in full in 2005 resulting in gain recognition. No such gain was recognized in 2006. The change also reflects the loss recognized on disposal of certain IR net assets in 2006, the gain recognized on the sale of one TMS condominium in 2006 compared to two TMS condominiums in 2005, and a combination of individually insignificant items. See Note 2 to the Consolidated Financial Statements for additional information.

Income Tax Provision. The Company’s effective income tax rates for 2006 and 2005 were 36.2% and 38.5%, respectively. As further discussed in Note 8 to the Consolidated Financial Statements, the 2006 tax rate reflects decreased effective state income tax rates resulting primarily from the State of Texas replacing its current franchise tax with a defined margin tax which is being accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes” in the period of enactment. Also, the 2006 tax rate reflects the benefit of foreign tax credits and a favorable examination settlement with the IRS.

Net Income for 2006 increased by $3.1 million, or 2.9%, over such income for 2005. This increase is due to the factors discussed above.

Year Ended December 31, 2005 Compared To

Year Ended December 31, 2004

Total Revenues for 2005 increased by $97.5 million, or 21.8%, over such revenues for 2004 due to the factors discussed below.

Admissions for 2005 increased by $20.6 million, or 13.2%, over such revenue for 2004. Approximately 94% of this increase is due to TMS hosting new NASCAR NEXTEL Cup and Busch Series racing events in November 2005, and to IR hosting a new IRL racing event in 2005. The remainder of the increase is due primarily to continued growth in admissions at NASCAR-sanctioned racing events held at AMS, BMS, LVMS and TMS (April 2005). The overall increase was partially offset by an IRL racing event held at TMS in 2004 that was not held in 2005.

Event Related Revenue for 2005 increased by $31.3 million, or 22.8%, over such revenue for 2004. Approximately

Speedway Motorsports, Inc. Annual Report on Form 10-K
38

63% of this increase is due to the new NASCAR NEXTEL Cup and Busch Series racing events held at TMS in 2005, and to higher sponsorship, display, luxury suite rentals, camping and other event related revenues associated with NASCAR-sanctioned racing events held in 2005 compared to 2004. The remainder of the increase is due primarily to revenues of JRG driving school acquired in July 2005, higher NHRA racing and NASCAR ancillary broadcasting rights revenues, and to a lesser extent, IR hosting a new IRL race in 2005.

NASCAR Broadcasting Revenue for 2005 increased by $30.9 million, or 28.1%, over such revenue for 2004. This increase is due primarily to the new NASCAR NEXTEL Cup and Busch Series racing events held at TMS in 2005, and to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in 2005.

Other Operating Revenue for 2005 increased by $14.7 million, or 34.4%, over such revenue for 2004. This increase is due primarily to oil and gas transactions and, to a lesser extent, to higher Legends Car revenues in 2005. The overall increase was partially offset by lower non-event merchandising revenues in 2005.

Direct Expense of Events for 2005 increased by $15.6 million, or 19.2%, over such expense for 2004. Approximately 82% of this increase is due to higher operating costs associated with the new NASCAR NEXTEL Cup and Busch Series racing events at TMS, the growth in admissions and other event related revenues at all other NASCAR-sanctioned racing events held in 2005, and sanction fees and other operating costs associated with the new IRL race held at IR in 2005. The remainder of the increase is due to operating costs associated with revenues of JRG driving school acquired in July 2005. The overall increase was partially offset by sanction fees and other operating costs associated with the IRL racing event held at TMS in 2004 that was not held in 2005.

NASCAR Purse and Sanction Fees for 2005 increased by $17.8 million, or 22.7%, over such expense for 2004. This increase is due primarily to the new NASCAR NEXTEL Cup and Busch Series racing events held at TMS in 2005, and to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in 2005.

Other Direct Operating Expense for 2005 increased by $14.6 million or 38.7%, over such expense for 2004. This increase is due primarily to operating costs associated with oil and gas transactions and, to a lesser extent, to higher Legends Car revenues. The overall increase was partially offset by decreased operating costs associated with lower non-event merchandising revenues in 2005.

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

Interest Expense, Net for 2005 was $21.9 million compared to $19.9 million for 2004. This increase is due primarily to the $100.0 million add-on offering to the $230.0 million 6 3/4% Senior Subordinated Notes in July 2004, to increased average interest rates on borrowings under the bank revolving credit facility and term loan, and to a lesser extent, lower capitalized interest during 2005. The overall increase was partially offset by increased interest income earned on higher average invested cash balances during 2005. See Note 6 to the Consolidated Financial Statements for additional information.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
39

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

Other Income, Net for 2005 was $1.6 million compared to $2.9 million for 2004. The change reflects 2004 recovery of a $2.4 million pre-tax charge to earnings previously recorded in 2002 for litigation associated with BMS. This recovery was recorded based on 2004 court reversal of the 2002 decision that awarded damages and dismissal of claims against the Company upon successful appeal. The change also reflects a gain recognized on sale of land in 2004. The overall decrease was partially offset by gains recognized on sales of land in 2005, and 2005 period recognition of previously deferred gain on the sale of certain land in 2004 that was being recognized into income using the installment method. The associated note receivable was collected in full in the first quarter 2005 resulting in gain recognition. The remainder of the change was due to a combination of individually insignificant items. See Note 2 to the Consolidated Financial Statements for additional information.

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

The quarterly information below shows excerpted results from the Company’s Quarterly Reports on Form 10-Q filed in the years ended December 31, 2006 and 2005. See “Results of Operations – Racing Events” above for additional comparative information on our major NASCAR-sanctioned racing events held in 2006 and 2005, and scheduled to be held in 2007. As further described in Note 2 to the Consolidated Financial Statements – “Oil and Gas Activities”, the operating results for the fourth quarter 2006 include a recovery allowance reflected for certain oil and gas transactions. Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Individual quarterly amounts also may not be additive due to rounding.

	2006 (unaudited)					2005 (unaudited)
	(dollars in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$151,121	$183,274	$84,750	$148,220	$567,365	$95,331	$216,176	$80,016	$152,545	$544,068
AMS insurance recovery gain	–	–	–	–	–	–	–	–	(8,829)	(8,829)
Total expenses and other	98,165	112,941	76,762	105,159	393,027	72,358	125,316	72,811	97,679	368,164
Net income	$32,229	$45,490	$4,702	$28,801	$111,222	$14,036	$55,516	$4,402	$34,181	$108,135
Basic earnings per share	$0.74	$1.04	$0.11	$0.66	$2.54	$0.32	$1.26	$0.10	$0.78	$2.46
Diluted earnings per share	$0.73	$1.03	$0.11	$0.65	$2.53	$0.32	$1.26	$0.10	$0.77	$2.45
Major NASCAR-sanctioned events	6	6	2	5	19	4	8	2	5	19

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity in 2006 resulted primarily from:

(1)	net cash provided by operations amounting to $134.6 million;
(2)	repurchases of common stock amounting to $17.7 million;

(3)	cash received on exercise of common stock options amounting to $8.9 million;

(4)	payment of an annual cash dividend amounting to $14.4 million:

(5)	cash outlays for oil and gas properties amounting to $9.4 million;

Speedway Motorsports, Inc. Annual Report on Form 10-K
40

(6)	cash received on repayments of notes and other receivables amounting to $3.7 million;

(7)	cash outlays for increases in notes and other receivables amounting to $3.5 million; and

(8)	cash outlays for income taxes amounting to $94.1 million; and

(9)	cash outlays for capital expenditures amounting to $104.5 million.

Cash flows from operations in 2006 compared to 2005 reflect: (i) payments of approximately $27.3 million in 2006 for accelerated income taxes under our tax method accounting change, (ii) changes in oil and gas receivables and inventory in 2006 as further described in Notes 2 and 3 to the Consolidated Financial Statements, and (iii) increases in net deferred race event income over last year.

As further discussed in Notes 2, 6, 8 and 9 to the Consolidated Financial Statements, the Company had the following contractual obligations as of December 31, 2006 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations:(1)
Current liabilities, excluding current maturities of long-term debt, deferred race event income and accrued income taxes	$46,765	$46,765	–	–	–
Long-term debt, including current maturities	428,482	44	–	$98,438	$330,000
Income taxes payable(2)	54,532	27,266	$27,266	–
Payable to affiliate	2,594	–	–	–	2,594
Other liabilities	1,582	–	–	1,582	–
Interest on fixed rate debt obligations(1)	142,003	22,275	44,550	44,550	30,628
Operating leases	2,573	1,128	924	387	134
Total Contractual Cash Obligations	$678,531	$97,478	$72,740	$144,957	$363,356

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments:
Letters of credit	$1,172	$1,172	–	–	–
Contingent guarantee obligations	12,500	500	$3,000	$3,000	$6,000
Total Other Commercial Commitments	$13,672	$1,672	$3,000	$3,000	$6,000

(1)	Contractual cash obligations above exclude: (a) interest payments under the Company’s floating rate Revolving Credit Facility which had outstanding borrowings aggregating $98.4 million and average interest rates of 6.2% in 2006 (cash paid for interest, net of amounts capitalized, was approximately $27.6 million in 2006); (b) income taxes that may be paid in future years (cash paid for income taxes was approximately $94.1 million in 2006); (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs other than those discussed below in Item No. 2; and (d) capital expenditures that may be made although not under contract as of December 31, 2006 (cash paid for capital expenditures was approximately $104.5 million in 2006).
(2)	Reflects current and noncurrent income taxes payable as of December 31, 2006, including accelerated amounts as more fully described above in “Near-term Operating Factors – Income Taxes”.

FUTURE LIQUIDITY. At December 31, 2006, the Company’s cash and cash equivalents totaled $118.0 million, short-term investments totaled $3.1 million, outstanding borrowings under the $400.0 million Revolving Facility amounted to $98.4 million, and outstanding letters of credit amounted to $1.2 million. At December 31, 2006, the Company had availability for borrowing up to an additional $300.4 million, including up to an additional $73.8 in letters of credit, under the Credit Facility. At December 31, 2006, net noncurrent deferred tax liabilities totaled $160.1 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

Speedway Motorsports, Inc. Annual Report on Form 10-K
41

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

Credit Facility – The Company has a long-term, senior revolving credit facility (the “Credit Facility” or the “Revolving Facility”) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility as amended: (i) provides for aggregate borrowings of up to $400.0 million, including separate sub-limits of $10.0 million for borrowings under 15-day swing line loans and $75.0 million for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, increasing up to $150.0 million, subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80.0 million, plus up to an additional aggregate of $175.0 million for specified capital expenditures; (v) includes an “accordion” feature that provides for additional borrowings of up to $100.0 million subject to meeting specified conditions; (vi) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vii) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the Credit Facility term. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the Credit Facility, subject to certain conditions on the date borrowed.

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

2006 Bank Credit Facility Amendments – In May 2006, the Credit Facility was amended for, among other things, increased flexibility with respect to permitted investments by or in certain subsidiaries aggregating up to an additional $50.0 million associated with the Company’s oil and gas activities and certain other businesses. This amendment allows for additional investments in, contracts and contract assignment associated with the Company’s buying and selling of bulk petroleum products to, specified foreign parties. See “Near-term Operating Factors – Oil and Gas Activities” for additional discussion on these activities. In August 2006, the Credit Facility was amended to (i) increase the revolving credit facility overall borrowing limit from $250.0 million to $400.0 million; (ii) reconstitute and convert outstanding borrowings under a five-year term loan of $48.4 million into borrowings under the revolving credit facility; (iii) allow an aggregate of $175.0 million for specified capital expenditures; and (iv) revive a previously expired “accordion” feature that provides for additional borrowings of up to $100.0 million subject to meeting specified conditions.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
42

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

Stock Repurchase Program – In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to one million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. The stock repurchase program is presently funded using available cash and cash equivalents. The Company repurchased 476,000 and 283,000 shares of common stock for approximately $17.7 million in 2006 and $10.3 million in 2005.

CAPITAL EXPENDITURES

Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

2007 Projects – At December 31, 2006, the Company had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at our speedways. Similar to prior years, we continue to expand concessions, camping, restrooms and other fan amenities at certain facilities. In 2006, LVMS began construction and renovation of an infield media center, garage, fan-zone entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, racing team owners and drivers and others involved in motorsports, which is expected to be completed in 2007. In 2007, LMS plans to start renovating and modernizing certain grandstand seating and expand its hospitality areas, and BMS plans to resurface its high-banked speedway. The Company also plans to continue improving and expanding on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways. In March 2006, the Company announced construction plans for a 126-unit condominium project at LVMS, which would include trackside office space, banquet facilities, spa and health club and other amenities. Commencement of construction is subject to governmental approval and permitting processes, which could materially affect the ultimate cost and timing of construction.

2006 Projects – In 2006, the Company completed various construction projects to increase and improve facilities for fan amenities and for other site improvements at its speedways. Similar to prior years, the Company expanded concessions, camping, restrooms and other fan amenities at certain facilities, and purchased additional land for expansion or development. In 2006, LVMS completed construction of approximately 16,000 new permanent grandstand seats. Also in 2006, LVMS completed reprofiling and resurfacing of its superspeedway, and began renovating and modernizing its infield garages, media centers, scoring towers and other infield facilities. In 2006, AMS completed construction of approximately 14,000 new premium front-stretch and club-style permanent seats.

The estimated aggregate cost of capital expenditures in 2007 is approximately $50.0 to $60.0 million, excluding LVMS’s condominium project. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under the Revolving Facility as needed. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
43

The Company also continually evaluates new opportunities that will add value for its stockholders, including the acquisition and construction of new speedway facilities, the expansion and development of existing oil and gas business, Legends Cars and Oil-Chem products and markets, and the expansion into new and complementary businesses.

DIVIDENDS

Any decision concerning the payment of common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 6 to the Consolidated Financial Statements, the Credit Facility allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, and increasable up to $150.0 million, subject to maintaining certain financial covenants. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. On October 2, 2006, the Company’s Board of Directors approved an annual cash dividend of $0.33 per share of common stock aggregating approximately $14.4 million payable on October 31, 2006 to shareholders of record as of October 16, 2006. The annual cash dividend was paid using available cash and cash investments.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding letters of credit of $1.2 million, none of which were associated with oil and gas transactions, and contingent guarantee obligations of $12.5 million as of December 31, 2006. As further described in “Near-term Operating Factors” above, the Credit Facility provides for a separate sub-limit for letters of credit of up to $75.0 million for use in the Company’s oil and gas activities and other business transactions. The Company presently does not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenues and expenses, including amounts that are susceptible to change. The Company continually reviews its accounting policies and accounting estimates, and the application and effect on its financial statements and disclosures, for conformity with GAAP, including relevance, accuracy, completeness and non-omission of material information. The Company’s critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments and uncertainties affecting the application of those policies. In applying critical accounting policies and making estimates, materially different amounts or results could be reported under different conditions or using different assumptions. The following discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures about Market Risk”, and the Consolidated Financial Statements, including the associated Notes, appearing elsewhere in this report. As indicated below, certain accounting policies that are described in Note 2 to the Consolidated Financial Statements are not repeated in this section. The Company believes the critical accounting policies, including amounts involving significant estimates, uncertainties and susceptibility to change include the following:

Recoverability of Property and Equipment, Goodwill and Other Intangible Assets, and Equity Investments in Associated Entities – As of December 31, 2006, the Company has net property and equipment of $1,054.7 million (including capitalized oil and gas exploration and production costs associated with consolidated foreign entities of $9.6 million), net goodwill and other intangible assets of $156.1 million, and equity investments in associated entities of $135.3 million. As described in Note 2 to the Consolidated Financial Statements, the Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. The evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. Management believes no impairment exists at December 31, 2006; however, different conditions or assumptions, or changes in cash flows or profitability, if

Speedway Motorsports, Inc. Annual Report on Form 10-K
44

significantly negative or unfavorable, could have a material adverse effect on the outcome of the impairment evaluation and the financial condition or future results of operations. There are various business and other factors associated with recoverability and impairment that are further described in Item 1A “Risk Factors” above.

Depreciable and Amortizable Lives for Property and Equipment and Intangible Assets – Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets. The Company has net property and equipment of $1,054.7 million and net amortizable intangible assets of $2.9 million as of December 31, 2006. See Notes 2 and 4 to the Consolidated Financial Statements for additional information on the Company’s property and equipment, other intangible assets and estimated useful lives. As of December 31, 2006, the Company has nonamortizable intangible assets of $98.8 million and goodwill of $54.5 million for race event sanctioning and renewal agreements that are considered to have indefinite useful lives because their renewal and cash flow generation is expected to continue indefinitely. Useful lives are estimated based on outside cost segregation and valuation studies conducted on purchased or constructed speedway property and equipment and purchased intangible assets, historical experience, intended use, condition, available information for comparable assets, and other factors and assumptions existing at the time of evaluation. Management periodically reviews the estimated useful lives used to record depreciation and amortization expense, and believes such estimated useful lives are appropriate and no changes are expected at this time. Management also periodically reviews whether non-amortization of goodwill and other intangible assets remains appropriate, and believes such non-amortization is appropriate and no changes are expected at this time. However, because the Company has a material investment in depreciable property and equipment and intangible assets, changes in depreciable and amortizable lives, should they occur, could have a significant impact on its financial condition or future results of operations.

Realization of Receivables and Inventories – Management assesses realization of accounts and notes receivable and inventories, including any need for allowances for doubtful accounts or inventories. Management considers such factors, among other things, as customer creditworthiness, historical collection and sales experience for receivables, and current inventory levels, current and future market demand, and trends and conditions for inventories. The assessment is subjective and based on conditions, trends and assumptions existing at the time of evaluation, which are subject to changes in market and economic conditions, including changes or deterioration in customer financial condition or merchandising distribution and other factors, that might adversely impact realization. If revenues increase, there may be associated increases in receivables and inventory levels whose realization is subject to these same conditions and factors.

As further described above in “Near-term Operating Factors – Oil and Gas Activities” and “Risk Factors – our oil and gas business incurs financial and operational risks different from those of its other operations”, oil and gas transactions may involve factors and considerations with respect to the realization of receivables and inventories that are different from its motorsports operations.

Income Taxes – The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at amounts reported in the financial statements. Management’s accounting for income taxes reflects its assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. At December 31, 2006, net deferred tax liabilities totaled $160.1 million, after reduction for net deferred tax assets of $18.3 million. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. A valuation allowance of $1.8 million is provided against deferred tax assets as of December 31, 2006. Management has assessed the deferred tax assets, after reduction for the valuation allowance, and believes realization is more likely than not. However, changes in tax laws, assumptions or estimates used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our financial condition or future results of operations.

The Company’s effective income tax rate was 36.2% in 2006 compared to 38.5% in 2005. As further described in Note 8 to the Consolidated Financial Statements and below, the change was due primarily to decreased effective state income tax rates resulting from the State of Texas replacing its current franchise tax with a defined margin tax, and to a lesser extent, the benefit of foreign tax credits and a favorable examination settlement. Our effective income tax rates in future years may or may not be impacted by similar or other tax matters, which could result in relative increases or decreases in future income tax expense.

Speedway Motorsports, Inc. Annual Report on Form 10-K
45

•

Tax Filing Change. As further discussed in “Near-term Operating Factors – Income Taxes” above and in Note 8 to the Consolidated Financial Statements, the Company has significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on our property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the IRS, the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. As of and through December 31, 2006, the change resulted in reclassifying noncurrent deferred income taxes of approximately $27.3 million to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $27.3 million in each of 2007 and 2008. Accelerated taxes of $27.3 million were paid in 2006. Management believes the Company’s use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. Management believes filing the change in tax accounting method was the best course of action to minimize costs and uncertainty. Management anticipates that cash and cash equivalents and cash flow from operations will be sufficient to fund these payments. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over longer periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s future financial position or results of operations.

•

Defined Margin Tax. As further described in Note 8 to the Consolidated Financial Statements – “Defined Margin Tax”, in May 2006, the State of Texas enacted “House Bill 3” (the Bill) which replaces its current franchise tax with a defined margin tax, applies to taxable entities conducting business in Texas, and is accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 stipulates accounting for the effects of tax law changes in the period of enactment. As such, the Company accounted for the tax law change in its second quarter 2006. The effect was to reduce the Company’s income tax expense by approximately $2.8 million, and effective income tax rate by 1.6%, for the year ended December 31, 2006. The Texas Comptroller has requested a formal opinion from the Texas Attorney General on whether the margin tax is an impermissible income tax that violates the Texas constitution. Texas law requires voter approval of any state income tax, and at this time, such approval had not been obtained for the Bill. If a constitutional challenge is filed, the Bill gives the Texas Supreme Court jurisdiction and allows the Court to grant injunctive or declaratory relief. The Court would have 120 days from the date the challenge is filed to make a ruling. Should the Court grant injunctive and declaratory relief, or other legislative action occur in Texas, which effectively overturns or reverses the Bill, the Company would likely be required to effect such further tax law change in the period of enactment. The effect of any such change could increase the Company’s future income tax expense by amounts similar to that recorded in 2006.

Legal Proceedings and Contingencies – As discussed above in “Legal Proceedings” and Note 9 to the Consolidated Financial Statements, the Company is involved in various legal matters and intends to continue to defend ourselves in existing legal actions in fiscal 2007. The Company uses a combination of insurance and self-insurance to manage various risks associated with its speedways, other properties and motorsports events, and other business risks. See Item 1A “Risk Factors” for additional information on our liability insurance program and self-insurance retention. The Company accrues a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on litigation matters, outside insurance administrators and consultants for insured and self-insured claims, along with historical trends, assumptions and other information available at the time of assessment. Management believes amounts requiring accrual are properly reflected in the accompanying financial statements. Management does not believe the outcome of the lawsuits, incidents or other legal or business risk matters, will have a material adverse effect on the Company’s future financial position or results of operations. However, new or changes in pending or threatened legal action or claims against the Company, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and the Company’s future financial condition or results of operations.

The following critical accounting policies are further described in Note 2 to the Consolidated Financial Statements:

•	Revenue recognition for racing events

•	Revenue recognition and other accounting policies for oil and gas transactions

Speedway Motorsports, Inc. Annual Report on Form 10-K
46

•	Non-event souvenir merchandise and other revenues

•	Joint venture equity investments

•	Accounting for share based-compensation

•	Accounting for uncertainties in income taxes upon first quarter 2007 adoption of FASB Interpretation No. 48

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements – “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on the Company’s financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – The Company’s financial instruments with interest rate risk exposure consist of cash and cash investments, notes receivable, the Revolving Facility, and an interest rate swap agreement that are sensitive to changes in interest rates. A change in interest rates of one percent on floating notes receivable and debt balances outstanding at December 31, 2006, excluding the interest rate swap, would cause an approximate change in annual interest income of $87,000 and annual interest expense of $984,000. Interest rate swap values are affected by various market factors, including interest rate changes, which have a corresponding effect on interest expense.

As discussed in Note 6 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction related to variable rate debt obligations. The swap has a principal notional amount of $50.0 million, provides for quarterly settlement and expires corresponding with the debt term. At December 31, 2006 and 2005, the Company has reflected a net derivative asset for this swap of approximately $998,000 and $1.1 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

As discussed in “Liquidity and Capital Resources” above and Note 6 to the Consolidated Financial Statements, the Credit Facility was amended in 2006 to, among other things, increase the revolving credit facility overall borrowing limit from $250.0 million to $400.0 million, reconstitute and convert outstanding borrowings under a five-year term loan of $48.4 million into borrowings under the revolving credit facility, and revive a previously expired “accordion” feature that provides for additional borrowings of up to $100.0 million subject to meeting specified conditions.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2006 and 2005 (in thousands):

	Carrying Value		Fair Value
	2006	2005	2006	2005	Maturity Dates
Floating rate notes receivable(1)	$8,664	$6,044	$8,664	$6,044	Due on demand
Floating rate revolving credit facility(2)(3)	98,438	50,000	98,438	50,000	March 2010
Floating rate bank term loan(2)(3)	–	50,000	–	50,000	–
6 3/4% Senior subordinated notes payable	330,000	330,000	330,000	332,000	June 2013

(1)	Notes receivable bear interest based principally at prime or 1% over prime.

(2)	The weighted-average interest rate on borrowings under the Credit Facility was 6.2% in 2006 and 4.7% in 2005.

(3)	As discussed above, borrowings under a five-year term loan of $48.4 million were reconstituted and converted into borrowings under the revolving credit facility in 2006.

Equity Price Risk – We have marketable equity securities, all classified as “available for sale”, which are included in other noncurrent assets. These investments are subject to price risk, which we attempt to minimize generally through portfolio diversification. The table below presents the aggregate cost and fair market value of marketable equity securities as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Aggregate cost	$163	$212
Fair market value	194	204

Other Market Risk – As further described above in Note 2 to the Consolidated Financial Statements – “Oil and Gas Activities”, as of December 31, 2005, we were party to certain

Speedway Motorsports, Inc. Annual Report on Form 10-K
47

commodity hedges associated with bulk petroleum inventory that had a fair market value of $238,000. Counterparties for these commodity hedges were with major financial institutions. There were no such hedges as of December 31, 2006. As described in “Liquidity and Capital Resources” above, we had aggregate outstanding standby letters of credit of $1.2 million, none of which were associated with oil and gas transactions, and contingent guarantee obligations of $12.5 million as of December 31, 2006.

Speedway Motorsports, Inc. Annual Report on Form 10-K
48

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Speedway Motorsports, Inc. Annual Report on Form 10-K
49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Speedway Motorsports, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Speedway Motorsports, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Speedway Motorsports, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed its method of accounting for equity-based compensation to conform to Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, as of January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 14, 2007

Speedway Motorsports, Inc. Annual Report on Form 10-K
50

CONSOLIDATED BALANCE SHEETS

December 31:	2006	2005
(In thousands, except share amounts)

Assets
Current Assets:
Cash and cash equivalents	$118,011	$117,888
Short-term investments	3,128	3,022
Accounts and notes receivable, net	51,733	39,138
Prepaid income taxes	5,686	–
Inventories	14,837	34,556
Prepaid expenses and other current assets	3,531	4,165
Deferred income taxes	6,115	2,519
Total Current Assets	203,041	201,288
Notes and Other Receivables:
Affiliates	10,726	8,822
Other	5,364	2,597
Other Assets	24,248	25,296
Property and Equipment, Net	1,054,676	979,652
Equity Investments in Associated Entities	135,346	136,842
Other Intangible Assets, Net	101,668	101,797
Goodwill	54,454	58,132
Total	$1,589,523	$1,514,426

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$44	$4,847
Accounts payable	23,035	18,772
Deferred race event income, net	112,651	101,966
Accrued income taxes	–	6,061
Accrued interest	2,315	2,464
Accrued expenses and other liabilities	21,415	26,553
Total Current Liabilities	159,460	160,663
Long-term Debt	428,438	425,388
Payable to Affiliate	2,594	2,594
Deferred Income, Net	11,099	11,869
Deferred Income Taxes	166,165	186,450
Other Liabilities	1,678	1,314
Total Liabilities	769,434	788,278
Commitments and Contingencies (Notes 2, 6, 8 and 10)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 43,807,000 in 2006 and 43,891,000 in 2005	446	442
Additional Paid-in Capital	230,160	216,333
Retained Earnings	615,858	519,022
Accumulated Other Comprehensive Income	1,631	683
Treasury stock at cost, shares – 759,000 in 2006 and 283,000 in 2005	(28,006)	(10,332)
Total Stockholders’ Equity	820,089	726,148
Total	$1,589,523	$1,514,426

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
51

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31:	2006	2005	2004
(In thousands, except per share amounts)
Revenues:
Admissions	$175,208	$177,352	$156,718
Event related revenue	183,404	168,359	137,074
NASCAR broadcasting revenue	162,715	140,956	110,016
Other operating revenue	46,038	57,401	42,711
Total Revenues	567,365	544,068	446,519

Expenses and Other:
Direct expense of events	95,990	97,042	81,432
NASCAR purse and sanction fees	105,826	96,306	78,473
Other direct operating expense	48,121	52,227	37,662
General and administrative	78,070	73,281	65,152
Depreciation and amortization	40,707	37,607	35,524
Interest expense, net (Note 6)	20,785	21,890	19,886
Losses on equity investees	3,343	272	110
AMS insurance recovery gain	–	(8,829)	–
Ferko litigation settlement	–	–	11,800
Other expense (income), net	185	(1,632)	(2,929)
Total Expenses and Other	393,027	368,164	327,110

Income Before Income Taxes	174,338	175,904	119,409
Provision For Income Taxes	(63,116)	(67,769)	(45,755)

Net Income	$111,222	$108,135	$73,654

Basic Earnings Per Share	$2.54	$2.46	$1.70
Weighted Average Shares Outstanding	43,801	43,908	43,342

Diluted Earnings Per Share	$2.53	$2.45	$1.69
Weighted Average Shares Outstanding	44,006	44,178	43,654

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
52

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004	Shares	Amount
(In thousands)
Balance, January 1, 2004	42,887	$429	$182,785	$364,865	$(5)	–	$548,074

Net income	–	–	–	73,654	–	–	73,654
Fair market value adjustment to interest rate hedge, net of tax	–	–	–	–	109	–	109
Change in net unrealized gain on marketable equity securities, net of tax	–	–	–	–	20	–	20

Comprehensive income							73,783
Exercise of stock options	877	9	17,042	–	–	–	17,051
Tax benefit from exercise of stock options	–	–	4,757	–	–	–	4,757
Issuance of stock under employee stock purchase plan	123	1	3,197	–	–	–	3,198
Cash dividends of $0.31 per share of common stock	–	–	–	(13,538)	–	–	(13,538)
Balance, December 31, 2004	43,887	439	207,781	424,981	124	–	633,325

Net income	–	–	–	108,135	–	–	108,135
Fair market value adjustment to interest rate hedge, net of tax	–	–	–	–	574	–	574
Change in net unrealized loss on marketable equity securities, net of tax	–	–	–	–	(15)	–	(15)

Comprehensive income							108,694
Exercise of stock options	287	3	7,079	–	–	–	7,082
Tax benefit from exercise of stock options	–	–	1,473	–	–	–	1,473
Cash dividends of $0.32 per share of common stock	–	–	–	(14,094)	–	–	(14,094)
Repurchases of common stock at cost	(283)	–	–	–	–	$(10,332)	(10,332)
Balance, December 31, 2005	43,891	442	216,333	519,022	683	(10,332)	726,148

Net income	–	–	–	111,222	–	–	111,222
Fair market value adjustment to interest rate hedge, net of tax	–	–	–	–	364	–	364
Interest rate swap adjustment, net of tax	–	–	–	–	(1,052)	–	(1,052)
Equity investee foreign currency exchange translation gains	–	–	–	–	1,612	–	1,612
Change in net unrealized gain on marketable equity securities, net of tax	–	–	–	–	24	–	24

Comprehensive income							112,170
Exercise of stock options	356	4	8,887	–	–	–	8,891
Tax benefit from exercise of stock options	–	–	3,942	–	–	–	3,942
Shared-based compensation	36	–	998	–	–	–	998
Cash dividends of $0.33 per share of common stock	–	–	–	(14,386)	–	–	(14,386)
Repurchases of common stock at cost	(476)	–	–	–	–	(17,674)	(17,674)

Balance, December 31, 2006	43,807	$446	$230,160	$615,858	$1,631	$(28,006)	$820,089

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
53

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31:	2006	2005	2004
(In thousands)
Cash flows from operating activities:
Net income	$111,222	$108,135	$73,654
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposals of property and equipment and net business assets	596	(2,049)	(925)
AMS insurance recovery gain	–	(8,829)	–
Depreciation and amortization	40,707	37,607	35,524
Amortization of deferred income	(1,524)	(1,393)	(1,236)
Deferred income tax provision	(23,127)	(3,884)	33,974
Tax benefit from exercise of stock options	–	1,473	4,757
Losses on equity investees	3,343	272	110
Share-based compensation	998	–	–
Interest rate swap settlement receipt	–	501	–

Changes in operating assets and liabilities:
Short-term investments	(106)	(3,022)	–
Accounts and notes receivable	(13,948)	(10,554)	(680)
Prepaid and accrued income taxes	(11,747)	23,620	(11,087)
Inventories	19,308	(16,666)	1,152
Prepaid expenses and other current assets	595	(613)	13,205
Accounts payable	417	2,744	(2,513)
Deferred race event income	12,251	775	4,627
Accrued expenses and other liabilities	(5,696)	4,152	(305)
Deferred income	817	903	1,351
Other assets and liabilities	462	1,357	1,190
Net Cash Provided By Operating Activities	134,568	134,529	152,798

Cash flows from financing activities:
Borrowings under long-term debt	–	3,153	100,132
Principal payments on long-term debt	(1,698)	(181)	(13,350)
Payments of loan amendment costs and debt issuance costs	(540)	(1,319)	(2,085)
Dividend payments on common stock	(14,386)	(14,094)	(13,538)
Exercise of common stock options	8,891	7,082	17,051
Tax benefit from exercise of stock options	3,942	–	–
Repurchases of common stock	(17,674)	(10,332)	–
Issuance of stock under employee stock purchase plan	–	–	3,198
Net Cash (Used) Provided By Financing Activities	$(21,465)	$(15,691)	$91,408

Speedway Motorsports, Inc. Annual Report on Form 10-K
54

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

Years Ended December 31:	2006	2005	2004
(In thousands)
Cash flows from investing activities:
Capital expenditures	$(104,525)	$(96,578)	$(62,537)
Expenditures for oil and gas exploration and production in 2006, and AMS tornado damage restoration in 2005	(9,439)	(23,394)	–
Equity investments in associated entities and business acquisitions	–	(137,884)	(100,539)
Proceeds from:
Sales of property and equipment	777	4,677	1,110
Insurance recovery for AMS tornado damage	–	29,400	–
Increase in notes and other receivables:
Affiliates	(3,000)	(472)	(427)
Other	(460)	(455)	(1,451)
Repayment of notes and other receivables:
Affiliates	1,815	1,669	1,497
Other	1,852	5,356	400
Net Cash Used By Investing Activities	(112,980)	(217,681)	(161,947)
Net Increase (Decrease) In Cash and Cash Equivalents	123	(98,843)	82,259
Cash and Cash Equivalents at Beginning of Year	117,888	216,731	134,472
Cash and Cash Equivalents at End of Year	$118,011	$117,888	$216,731

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$27,604	$26,823	$21,908
Cash paid for income taxes	94,062	47,817	27,363
Supplemental Non-cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures for 2006, 2005 and 2004, and AMS tornado damage restoration expenditures for 2005	3,902	5,207	(1,707)
Business disposition in 2006, and land sale in 2004, financed with notes receivable	3,250	–	3,900
Net liabilities assumed for business acquisitions	–	654	–

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries, Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries (SMI Properties), 600 Racing, Inc. (600 Racing), Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem) and subsidiaries, SMISC Holdings, Inc., SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) (SMIL) and consolidated foreign entities, Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA LLC a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “six” speedways exclude NCS, where no National Association for Stock Car Auto Racing, Inc. (NASCAR) sanctioned races are being held at this time.

Description of Business – The Company is a promoter, marketer and sponsor of motorsports activities in the United States. As further described below, the Company principally owns and operates the following motorsports facilities: Atlanta Motor Speedway, Bristol Motor Speedway, Infineon Raceway, Las Vegas Motor Speedway, Lowe’s Motor Speedway and Texas Motor Speedway. The Company provides event souvenir merchandising services, and food, beverage and hospitality catering services through its SMI Properties subsidiaries and Motorsports Authentics joint venture; provides radio programming, production and distribution through its Performance Racing Network subsidiary; develops electronic media promotional programming and distributes wholesale and retail racing and other sports related souvenir merchandise and apparel through its TSI subsidiary; and manufactures and distributes smaller-scale, modified racing cars and parts through its 600 Racing subsidiary. The Company produces and sells an environmentally-friendly micro-lubricant® through Oil-Chem, and also engages in the purchase and sale of bulk petroleum products, and oil and gas exploration and production activities, through SMIL.

AMS owns and operates a 1.54-mile lighted, banked, asphalt quad-oval superspeedway, and a 2.47-mile road course. AMS currently hosts two major NASCAR NEXTEL Cup Series events annually, one NASCAR-sanctioned Busch Series race and two NASCAR-sanctioned Craftsman Truck Series races, each preceding a NEXTEL Cup event. AMS also hosts motorsports related events such as auto, truck and motorcycle shows, as well as rents the racetrack throughout the year for driving schools, automobile testing and other activities. AMS has constructed 46 condominiums overlooking its speedway and is currently marketing two remaining unsold condominiums.

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

IR owns and operates a modern 2.52-mile, twelve-turn asphalt road course, a one-quarter mile modern, lighted dragway, and a modern expansive industrial park. IR currently hosts one major NASCAR NEXTEL Cup Series racing event annually. IR also hosts one Indy Racing League Series (IRL) racing event, and annually hosts a NASCAR-sanctioned Southwest Series, a NHRA-sanctioned Nationals, as well as American Motorcycle Association (AMA) Series, and Sports Car Club of America (SCCA) racing events. Also, the racetrack is rented throughout the year by various organizations, including the SCCA, major automobile manufacturers, and other car clubs. In December 2006, IR sold its onsite Jim Russell Group (JRG) driving school on financial terms that were not significant for presentation. IR facilities are now rented to JRG for driving school and karting use.

LVMS owns and operates a 1.5-mile lighted, asphalt quad-oval superspeedway, a one-quarter mile modern, lighted dragway, a 4/10-mile, modern, lighted dirt track, and several other on-site race tracks. LVMS currently hosts several annual NASCAR-sanctioned racing events, including a NEXTEL Cup Series, Busch Series, and Craftsman Truck Series racing events. LVMS currently hosts two annual NHRA-sanctioned Nationals racing events, as well as other NHRA and bracket drag racing events. LVMS also annually promotes drag racing and various other motorsports events at its on-site paved and dirt tracks. The racetrack is also rented throughout the year for motorsports related activities such as driving schools and automobile testing.

LMS owns and operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt

Speedway Motorsports, Inc. Annual Report on Form 10-K
56

track, a 2.25-mile road course, and several other on-site race tracks. LMS currently hosts three major NASCAR NEXTEL Cup Series events annually, two Busch Series and one Craftsman Truck Series race, each preceding a NEXTEL Cup event. LMS also hosts World of Outlaws (WOO) and various other motorsports events throughout the year. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. LMS constructed 52 condominiums overlooking the main speedway, all of which have been sold. LMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Speedway Club, which generates rental, membership, catering and dining revenues.

TMS operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, and a 2.48-mile road course. TMS currently hosts two major NASCAR NEXTEL Cup events annually, each preceded by a Busch Series race. TMS also promotes two Craftsman Truck Series racing events, as well as one IRL Series and other racing events. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. TMS has constructed 76 condominiums overlooking the speedway, 71 of which have been sold or contracted for sale as of December 31, 2006. TMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Texas Motor Speedway Club, which generates rental, membership, catering and dining revenues.

NCS owns and operates a 1.0-mile banked, asphalt oval speedway located on approximately 240 acres in Rockingham, North Carolina. NCS operations presently consist principally of track rentals. Other future use or operations of NCS have not yet been determined. At this time, no NASCAR-sanctioned races are scheduled to be held at NCS in 2007 or beyond.

SMI Properties provides event souvenir merchandising services, and receives commissions for food, beverage and hospitality catering services provided by the Levy Group to the Company’s six speedways and other third party sports-oriented venues (see “Long-Term Management Contract” below). SMI Properties also provides screenprinting and embroidery services and is a distributor of wholesale and retail apparel.

MBM, a wholly-owned subsidiary of SMI Properties, is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel, and operates fan clubs for various popular NASCAR and other motorsports drivers.

Oil-Chem produces an environmentally-friendly, micro-lubricant® that is promoted and distributed by mass-marketing retailers, auto parts stores and other advertising to wholesale and retail customers.

SMIL, a wholly-owned subsidiary of Oil-Chem, is engaged in the purchase and sale of bulk petroleum products and oil and gas exploration and production activities in certain foreign countries.

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

Motorsports Authentics Joint Venture Equity Investment – The Company and International Speedway Corporation (ISC) equally own a joint venture formed in August 2005 that operates independently under the name Motorsports Authentics (MA) to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. In September 2005, MA purchased and now operates under a long-term license agreement with Roush Corporation d/b/a Roush Racing for exclusive and non-exclusive motorsports merchandise distribution for various racing drivers and teams in NASCAR’s NEXTEL Cup, Busch and Craftsman Truck Series. In December 2005, MA purchased Action Performance Companies, Inc. (Action) who designs, markets and distributes exclusive and non-exclusive licensed motorsports related merchandise, and has license agreements with many of the top NASCAR, IRL, and NHRA teams and drivers. As of December 31, 2006, presentation of summarized financial information on assets, liabilities and operating results of the investees was not required.

Speedway Motorsports, Inc. Annual Report on Form 10-K
57

Long-Term Management Contract – Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) have exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s six speedways and other outside venues under a long-term food and beverage management agreement. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The management contract period is initially ten years with a renewal option for an additional ten-year period.

Racing Events – As further described in Note 2, the Company derives a substantial portion of its total revenues from admissions, event related and NASCAR broadcasting revenue. In 2006, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 NEXTEL Cup and eight Busch Series racing events, seven NASCAR Craftsman Truck Series racing events, two IRL racing events, two International Race of Champions (IROC) racing events, four major NHRA racing events, and three WOO racing events. In 2005, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 NEXTEL Cup and eight Busch Series racing events, seven NASCAR Craftsman Truck Series racing events, two IRL racing events, two IROC racing events, four major NHRA racing events, one Champ Car World Series (CCWS) (formerly known as CART) racing event, and two WOO racing events. The 19 major NASCAR sanctioned races held in 2006 and 2005 include the additional NEXTEL Cup and Busch Series races at TMS that began November 2005. In 2004, the Company held 17 major annual racing events sanctioned by NASCAR, including 10 NEXTEL Cup and seven Busch Series racing events, six NASCAR Craftsman Truck Series racing events, two IRL racing events, one CCWS racing event, two IROC racing events, four major NHRA racing events, and three WOO racing events.

The more significant racing schedule changes that have occurred during the last three years include the following:

•	AMS hosted a NASCAR Craftsman Truck Series race in 2005 and 2006 that was not held in 2004.

•	IR hosted an IRL racing event in 2005 and 2006 that was not held in 2004.

•	TMS hosted NASCAR NEXTEL Cup and Busch Series racing events in 2005 and 2006 that were not held in 2004.

•	LVMS hosted a CCWS event in 2004 and 2005 that was not held in 2006.

•	TMS hosted an IRL racing event in 2004 that was not held in 2005 or 2006.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – All significant intercompany accounts and transactions have been eliminated in consolidation.

Joint Venture Equity Investments – The equity method is used to account for investments in joint ventures and other associated entities in which the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%. As discussed in Note 1, equity investments in associated entities consist primarily of the Company’s 50% owned joint venture Motorsports Authentics. MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results so that reporting periods coincide. The Company records its 50% share of MA’s net income or loss based on their most recent annual audited financial statements. The Company’s share of MA’s operating results for its fiscal year December 1 through November 30 are included in “losses on equity investees” for the Company’s fiscal year ended December 31. The Company’s 50% share of MA’s accumulated other comprehensive income, consisting of foreign currency exchange translation gains or losses, is included in “other comprehensive income” as a corresponding increase or decrease to equity investments in associated entities. All significant intercompany profits or losses have been eliminated in applying the equity method of accounting. No dividends have been received since formation.

Revenue and Expense Recognition – The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, driving school revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes TSI, MBM and certain SMI Properties merchandising revenues, oil and gas transactions reported individually as gross revenue or on a net profit or loss basis, oil and gas exploration and production revenues, Legends Car and parts sales, The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”) revenues, Oil-Chem revenues, and industrial park and office tower rentals. “Earnings or losses on equity investees” include the Company’s share of joint venture equity investee profits or losses.

Speedway Motorsports, Inc. Annual Report on Form 10-K
58

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of TSI, MBM and certain SMI Properties merchandising, gross bulk petroleum, oil and gas exploration and production activities, Legends Cars, Speedway Clubs, Oil-Chem, and industrial park rental revenues.

Event Revenues and Deferred Race Event Income, Net – The Company recognizes admissions, NASCAR broadcasting and event related revenues when an event is held. Event souvenir merchandise sales and commissions from food and beverage sales are recognized at time of sale. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanction fees remitted to NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (i) generally advance revenue is refundable and (ii) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements. Management believes its revenue recognition polices follow the guidance issued in SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”.

Non-Event Souvenir Merchandise and Other Revenues – The Company recognizes revenue when products are shipped, title transfers to customers, right of return or cancellation provisions expire, sales prices are final and collection is probable. For products sold on consignment through electronic media programming or other promotional activities, revenues are recognized upon product shipment by promoters to customers, or purchase by reseller customers, and expiration of any right of return or cancellation provisions. Product sold on consignment with right of return or cancellation provisions has not been significant.

Oil and Gas Activities – The Company is engaged in the purchase and sale of bulk petroleum products, associated commodity transactions, and oil and gas exploration and production activities. The Company has conducted these business activities primarily in Russia, Central America, North America, South America, Africa, and the United Kingdom. The Company may expand such business activities into Asia, the Middle East and other foreign regions. Oasis Trading Group LLC (Oasis), a United States company, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company enters into futures contracts associated with petroleum products and utilizes letters of credit for the purchase and sale of bulk petroleum products. The Company also has profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, bulk petroleum, oil and gas activities, futures contracts, and letters of credit hereafter are collectively associated with or referred to as “oil and gas activities”, “oil and gas business”, “oil and gas transactions” or “bulk petroleum transactions”.

•

Consolidated Foreign Investments. As further discussed in Note 6, the Company’s Credit Facility permits investments by or in Oil-Chem and its direct or indirect subsidiaries (Oil-Chem) aggregating up to an additional $50,000,000 for oil and gas activities. In May 2006, the Company formed Speedway Motorsports International Limited (BVI) (SMIL), a wholly-owned subsidiary of Oil-Chem. Since May 2006 and through December 31, 2006, SMIL has acquired 100% and majority interests in two foreign entities owning certain oil and gas mineral rights in Russia for cash consideration aggregating $6,589,000. As of December 31, 2006, amounts invested in these entities aggregate $9,575,000, consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method. These entities are consolidated and associated minority interests as of December 31, 2006 aggregate approximately $96,000, which are included in other liabilities and will be reported separately if and when significant. The operating results of these entities through December 31, 2006 were not significant.

Speedway Motorsports, Inc. Annual Report on Form 10-K
59

•

Revenue Recognition and Other Accounting Policies. The Company evaluates the underlying transactional terms and conditions, along with associated accounting guidance, in determining whether revenues, costs, and operating profits or losses, including changes in the fair value of commodity hedges and shared profits and losses, from oil and gas transactions should be reported on a gross or net basis. Amounts invested in the consolidated foreign entities are recorded based on cost, and associated oil and gas exploration and production activities are accounted for using the full-cost method of accounting. Direct and certain indirect costs associated with the acquisition, exploration, development and production of oil and gas properties are capitalized and included in property and equipment as “capitalized oil and gas exploration and production costs” (see Note 4). Amortization of these costs is determined using the unit-of-production method based on estimated proven oil and gas reserves. Costs associated with properties under development or unevaluated are initially excluded from full cost amortization bases until determined “proven” or not, at which time capitalized amounts become subject to the full cost ceiling limitations. The Company performs a quarterly ceiling test to evaluate whether carrying values of our full cost pools exceed ceiling limitations. No write down of these costs was considered necessary as of December 31, 2006. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R) “Consolidation of Variable Interest Entities”, the Company evaluates whether the assets, liabilities, noncontrolling interests, and operations of a variable interest entity should be consolidated. The Company has evaluated FIN 46R as related to certain parties involved with its oil and gas investment activities. Under certain FIN 46R exemptions, the Company excluded from evaluation certain parties due to the business exemption or access to financial data. However, the activities of these entities are described below.

Gross revenues and product and associated operating costs from bulk petroleum transactions are included in other operating revenue and other direct operating expense, respectively. The Company reports the changes in fair value, and settlement gains or losses, of futures contracts in other operating revenue. The Company had a contract to supply petroleum products that was considered an energy supply contract and was treated as a derivative under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. That contract expired September 30, 2006. The Company estimated the fair value of this derivative contract based on a pricing model using Nymex and gulf market prices, and determined that its fair value was not significant as of December 31, 2005. The Company was not involved in any energy supply contracts as of December 31, 2006. Operating profits or losses associated with the trading contract have been reported on a net basis in other operating revenue.

The accounting for oil and gas, including underlying commodities or hedge, transactions can be affected by many factors, including contract terms, title transfer, settlement timing, underlying commodity or hedge terms and other transactional terms or conditions. Depending on transactional terms and conditions, future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis. Mark-to-market accounting may be used for certain commodities or hedges and bulk petroleum purchases or supply contracts if deemed to be derivatives under SFAS No. 133. Depending on settlement timing and other transactional factors, accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods.

•

Revenues and Other Period Information. There were no oil and gas transactions reported on a gross basis in 2006 or 2004. For oil and gas transactions reported on a gross basis during 2005, revenues totaled $14,086,000. For oil and gas transactions reported on a net basis, associated billings totaled $150,007,000 in 2006, $74,697,000 in 2005 and $14,030,000 in 2004, and associated profits, excluding recovery allowances, amounted to $2,983,000 in 2006 and $2,218,000 in 2005. Net gains or losses on such amounts in 2004 were not significant. There were no revenues from Russian oil and gas exploration and production activities in 2006 and associated operating costs were not significant. As of December 31, 2005, the Company was party to certain futures contracts associated with bulk petroleum inventory. These instruments were current liabilities having a fair market value of $238,000 as of December 31, 2005. There were no futures contracts outstanding as of December 31, 2006.

•

Credit and Other Risks and Contingencies. Oil and gas transactions may involve concentrations of credit and other risks different from the Company’s motorsports operations. At December 31, 2006, the Company had credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions. Approximately $12,925,000 or 25% of total net current accounts and notes receivables are due from a relatively small number of petroleum industry customers and merchants in Central America and Russia, including a promissory note for $8,000,000 due from a South American entity under certain profit sharing arrangements. The note is due in scheduled installments of $3,000,000 in March 2007 and $5,000,000 in May 2007. Also, from time to time, bulk petroleum inventory products may be located in and managed by a relatively small number of vendors in Central America or Russia. The Company’s Credit Facility contains a separate sub-limit for letters of credit of up to

Speedway Motorsports, Inc. Annual Report on Form 10-K
60

$75,000,000 for use in oil and gas activities and other business transactions. As of December 31, 2006, the Company had no outstanding letters of credit associated with oil and gas transactions and no bulk petroleum product inventory.

At December 31, 2006, uncertainty exists as to the full realization of receivables due from two foreign entities and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from two foreign entities because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in a foreign country. Management is currently pursuing available recoverability alternatives. Under its profit and loss sharing arrangement, the Company has recorded receivables from Oasis, a significant portion of which pertains to that entity’s reimbursable share of loss associated with the recoverability assessment of amounts due from these two foreign entities. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities; therefore, uncertainty exists regarding recoverability and amounts due were reserved as of December 31, 2006. As of December 31, 2006, the Company has recorded allowances for possible uncollectible amounts of approximately $17,598,000 based on estimated ultimate realization after possible recovery, settlement and other costs and insurance. In 2006, recovery allowances of approximately $15,057,000 are reflected in other direct operating expense. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

Realization of receivables, inventories and investments, and the ability to invest and compete successfully and profitably, are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness; current and future market demand; customary risks associated with oil and gas exploration and production and other business activities; regional and global market and economic conditions, including geopolitical situations in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds; other factors outside of management’s control when conducting operations in Russia and other foreign countries; global petroleum product supply and demand; regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs; and other factors. Default on payment by one or more customers, or should inventory not be realized or recovered, could have a material adverse impact on the Company’s operating results. SMIL may expand or increase its investment with the two foreign entities discussed above if sufficiently proven and developable reserves are found. SMIL may also make other foreign investments, and participate with others, including entering into contracts or joint venture arrangements, involving oil and gas exploration, development and production activities depending on opportunities that may arise. The carrying value of current and future investments could become impaired from insufficient sustained profitability and operating cash flows resulting from the aforementioned and other factors. Such factors, if significantly negative or unfavorable, could result in an impairment charge that has a material adverse impact on the Company’s financial condition or future results of operations.

Revenue Composition (Note 13) – The Company’s revenues for the three years ended December 31, 2006 are comprised of the following (in thousands):

	2006	2005	2004
Admissions	$175,208	$177,352	$156,718
NASCAR broadcasting	162,715	140,956	110,016
Sponsorships	59,202	53,362	43,802
Other event related	106,855	96,546	75,314
Motorsports event and non-event, and non-motorsports, related merchandise	54,122	67,438	52,682
Other	9,263	8,414	7,987
Total revenue	$567,365	$544,068	$446,519

“Other event related revenue” consists principally of commissioned food, beverage and souvenir sales, luxury suite rentals, and promotional and hospitality revenues during racing and non-racing events, track rentals, driving school revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “Motorsports event related merchandise revenue” consists principally of SMI Properties and SMI Trackside revenues from sales of owned souvenir merchandise during racing and non-racing events and in speedway gift shops. “Non-event motorsports related merchandise revenue” consists principally of revenues from TSI, certain SMI Properties and MBM sales of racing and other sports related souvenir merchandise and from Legends Car operations. “Non-motorsports

Speedway Motorsports, Inc. Annual Report on Form 10-K
61

merchandise revenue” consists principally of Oil-Chem product sales and revenues from oil and gas transactions. “Other Revenue” consists principally of revenues from the Speedway Clubs, industrial park and office tower rentals, and 600 Racing as the sanctioning body for Legends Car Circuit races.

Naming Rights – The Company presently has two ten-year naming rights agreements that renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway. Combined gross fees aggregating approximately $69,000,000 are receivable over the ten-year agreement terms that commenced in 2002 for IR and 1999 for LMS. Annual contracted fee revenues, and associated expenses, are recognized as associated events are held each year in accordance with the respective agreement terms.

Food and Beverage Management Agreement – The long-term Levy Group food and beverage management agreement (see Note 1) provides for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The Company’s commission based net revenues associated with activities provided by the Levy Group are reported in event related revenue or other operating revenue depending on the venue at which provided.

Recently Issued Accounting Standards – As of January 1, 2006, the Company implemented SFAS No. 123R “Share-Based Payment” which, among other things, generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period, and applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date of January 1, 2006. The Company elected the modified prospective method of transitioning to SFAS No. 123R, and as of January 1, 2006 began recognizing compensation expense related to stock option and other share-based compensation grants, including immediate recognition for grantees who are retirement-eligible rather than ratably over the vesting period regardless of retirement-eligibility. All stock options granted under the Company’s 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for Directors have an exercise price equal to the market value of the underlying common stock at grant date. See Note 11 for additional information on the Company’s stock compensation plans, impact of adoption and required disclosures under SFAS No. 123R.

In June 2006, FASB Interpretation No. 48 “Accounting for Uncertainties in Income Taxes – an Interpretation of FASB Statement No. 109” was issued which, among other things, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. FASB Interpretation No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosures and transition. Evaluation of a tax position will include determining whether it is more likely than not a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position meets the more-likely-than-not recognition threshold, it is presumed the position will be examined by appropriate taxing authorities having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation. FASB Interpretation No. 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect, if any, of adoption is to be reported as an adjustment to opening retained earnings for the year of adoption. FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of adopting FASB Interpretation No. 48.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF No. 06-3 pertains to any tax assessed by governmental authorities that are directly imposed on revenue-producing transactions, including, but not limited to sales, use, value added, and certain excise taxes. EITF No. 06-3 also provides guidance on disclosing accounting policies for presenting such taxes on a gross or net basis and the amount of such taxes reported on a gross basis. EITF No. 06-3 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact, if any, EITF No. 06-3 will have on its financial statement disclosures.

Speedway Motorsports, Inc. Annual Report on Form 10-K
62

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on considering the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of a company’s balance sheet and statement of operations and related financial statement disclosures. SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by reflecting necessary correcting adjustments to the carrying values of assets and liabilities, if any, as offsetting adjustments to retained earnings as of the beginning of that year. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error corrected through cumulative adjustment and how and when it arose. At this time, SAB No. 108 has had no significant impact on the Company’s financial statements or disclosures.

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

In February 2007, SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” was issued which, among other things, permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 was issued to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities, and unrealized gains and losses are to be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, adopting SFAS No. 159 may have on its financial statements or disclosures.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at financial statement dates, and reported amounts of revenues and expenses. Actual future results could differ from those estimates. Such significant estimates include (i) recoverability of property and equipment, goodwill and other intangible assets, equity investments in associated entities, and investments associated with oil and gas activities, (ii) depreciable lives for property and equipment and amortization periods for intangible assets, (iii) accounting for income taxes, (iv) realization of receivables and inventories, (v) accruals for uninsured business risks, litigation and other contingencies and (vi) disclosures of stock-based compensation.

Cash and Cash Equivalents – The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of variable rate, overnight sweep accounts of commercial paper, repurchase agreements, municipal bond and United States Treasury securities.

Short-term Investments principally consist of highly liquid auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” and carried at fair value. Realized and unrealized gains or losses are included in the Company’s consolidated statement of income.

Speedway Motorsports, Inc. Annual Report on Form 10-K
63

Accounts and Notes Receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2006	2005	2004
Balance, beginning of year	$4,730	$2,122	$2,722
Bad debt expense	5	418	682
Changes related to oil and gas transactions (Note 2)	15,057	2,541	–
Actual write-offs, net of specific accounts recovered	(489)	(351)	(1,282)
Balance, end of year	$19,303	$4,730	$2,122

Other Noncurrent Assets as of December 31, 2006 and 2005 consist of (in thousands):

	2006	2005
Deferred financing costs, net	$ 8,090	$ 9,105
Land held for development	12,265	12,252
Marketable equity securities	194	204
Other	3,699	3,735
Total	$24,248	$25,296

Noncurrent assets are generally reported at cost except for marketable equity securities which are reported at fair value. Management evaluates these assets for recovery when events or circumstances indicate possible impairment may have occurred. As of December 31, 2006, there have been no events or circumstances which might indicate possible recoverability concerns or impairment.

Deferred Financing Costs are amortized over the associated debt terms of five to ten years, and are reported net of accumulated amortization of $5,018,000 and $3,463,000 at December 31, 2006 and 2005.

Marketable Equity Securities are classified as “available for sale” as they are not bought and held principally for the purpose of near-term sale, and are reported at fair value, with temporary unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of stockholders’ equity. Management intends to hold these securities through at least fiscal 2007. Realized gains and losses on sales are determined using the specific identification method. Management evaluates these marketable equity securities for possible impairment quarterly. Declines in fair value assessed as other than temporary are recognized in income upon such determination. As of December 31, 2006, there were no indications that declines were other than temporary. Separate gross unrealized gains and losses netted in other comprehensive income are individually insignificant and there have been no significant securities in a continuous unrealized loss position for more than 12 months. There were no sales of marketable equity securities in 2004 through 2006. Valuation allowances are reflected as a charge to stockholders’ equity to increase or decrease the carrying amount of these long-term marketable equity securities to market value, and consist of after tax gross unrealized gains of $19,000 at December 31, 2006 and gross unrealized losses of $5,000 at December 31, 2005.

Property and Equipment (Note 4) are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense when incurred. Construction in progress includes all direct costs and capitalized interest on fixed assets under construction. When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. See “Oil and Gas Activities” above for information on capitalized oil and gas exploration and production costs, and associated amortization methods. Also, assets are classified as held for sale when management determines that sale is probable within one year.

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

Goodwill and Other Intangible Assets (Note 5) represent the excess of business acquisition costs over the fair value of net assets acquired. Intangible assets consist predominately of goodwill and nonamortizable intangible assets for race event sanctioning and renewal agreements, and to a lesser extent, goodwill associated with event related motorsports merchandising and amortizable intangible assets associated with network and other media promotional contracts for non-event motorsports merchandising. Acquired intangible assets are

Speedway Motorsports, Inc. Annual Report on Form 10-K
64

valued using the direct value method. Nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely.

The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary an operating segment and separate reporting unit principally because that is the lowest level for which discrete financial information is available to the Company’s segment managers and chief operating decision maker. No reporting units are aggregated for purposes of evaluating intangible assets for possible impairment. The Company evaluates intangible assets for possible impairment based on expected future discounted operating cash flows and profitability attributable to such assets, which is supported by quoted market prices or comparable transactions where available or applicable. See Note 13 for information on aggregation of reporting units for segment reporting. The Company evaluates goodwill and other intangible assets for possible impairment annually as of April 1, or when events or circumstances indicate possible impairment may have occurred. Management’s latest annual assessment of goodwill and other intangible assets as of April 1, 2006 indicated there had been no impairment, and there have since been no events or circumstances which might indicate possible impairment as of December 31, 2006.

Deferred Income, Net as of December 31, 2006 and 2005 consists of (in thousands):

	2006	2005
TMS Preferred Seat License fees, net	$7,526	$7,833
Deferred Speedway Club membership income	3,171	3,572
Other	402	464
Total	$11,099	$11,869

TMS Preferred Seat License Fees, Net – TMS offers Preferred Seat License (PSL) agreements whereby licensees are entitled to purchase annual TMS season-ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season-ticket packages when and as offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket and are transferable once each year subject to certain terms and conditions. Also, licensees are not entitled to refunds for postponement or cancellation of events due to weather or certain other conditions. Net PSL fees are deferred when received and amortized into income over the estimated useful life of TMS’s facility or recognized upon license agreement termination.

Deferred Speedway Club Membership Income – The LMS and TMS Speedway Clubs sell extended memberships that entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments. Net membership revenues are deferred when billed and amortized into income over an estimated average membership term of ten years.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs, including direct-response advertising once primary media promotion has commenced, are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $13,204,000 in 2006, $13,715,000 in 2005 and $11,310,000 in 2004. There were no direct-response advertising costs deferred at December 31, 2006 or 2005.

Operating Leases – The Company has various operating leases principally for office and warehouse space and for equipment used in conducting racing events and other operations. These operating leases typically have initial terms of less than one year or are cancelable with minimal notice. Rent expense for operating leases amounted to $4,710,000 in 2006, $4,912,000 in 2005 and $4,285,000 in 2004. Various office and warehouse facilities are leased from an affiliate (see Note 9) that are cancelable with minimal notice; however, such lease arrangements will likely be renewed annually through specific contract periods. Assuming renewal through contracted periods, future annual lease payments are as follows: $1,128,000 in 2007, $587,000 in 2008, $337,000 in 2009, $191,000 in 2010, $196,000 in 2011 and $134,000 thereafter.

2005 AMS Insurance Recovery Gain – In July 2005, a tornado struck AMS causing significant damage to its facilities. The Company assessed damages and established restoration plans and costs using outside insurance administrators and consultants, internal construction and development personnel, and other consultants. The Company’s settlement of insurance claims was substantially completed in the fourth quarter 2005. The Company accounted for the effects of the tornado damage using FASB Interpretation No. 30 “Accounting for Involuntary Conversion of Nonmonetary Assets to Monetary Assets” and other applicable

Speedway Motorsports, Inc. Annual Report on Form 10-K
65

authoritative guidance. The Company ceased depreciating damaged property and equipment in July 2005 and began depreciating new and restored assets when placed in service. Restoration progressed sufficiently to allow AMS to conduct its NASCAR NEXTEL Cup Series and other races as scheduled in October 2005. AMS insurance recovery gain in 2005 represents insurance recoveries upon final resolution of insurance claims of $29,400,000 net of a loss on damaged property and equipment of $20,571,000.

2004 Ferko Litigation Settlement and Purchase of North Carolina Speedway – In July 2004, litigation between SMI, NASCAR and ISC involving a lawsuit filed by Francis Ferko, as a SMI shareholder, was settled whereby the Company purchased North Carolina Speedway for approximately $100,400,000 in cash plus acquisition costs (the Ferko Settlement). SMI was named as a necessary party to the lawsuit as it was brought on SMI’s behalf by a shareholder. The Company did not assert any claims in this matter. Applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on SMI’s behalf. These and related settlement expenses approximating $11,800,000 were paid in cash and reflected as a 2004 charge to earnings. Intangible assets acquired in the Ferko settlement were principally non-amortizable race event sanctioning and renewal agreements with NASCAR for one annual NEXTEL Cup and Busch Series racing events that are being conducted at TMS beginning November 2005 (see Note 5).

Other Expense (Income), Net for 2004 through 2006 consists of (in thousands):

	2006	2005	2004
BMS litigation settlement	–	–	$(2,400)
Gain on land sales	–	$(1,922)	(833)
Loss (gain) on disposals of property and equipment, and net business assets of JRG in 2006 (Note 1)	$ 596	(127)	(92)
Other	(411)	417	396
	$ 185	$(1,632)	$(2,929)

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

At December 31, 2004, notes receivable included $3,500,000 associated with the sale of certain land which management was developing and marketing. Sales terms consisted of $100,000 cash and a $3,900,000 8% promissory note receivable, collateralized by the underlying property, scheduled payable in monthly $100,000 installments with remaining amounts due in 2009. The associated gain was deferred and being recognized into income using the installment method. The note receivable was collected in full in the first quarter 2005 resulting in gain recognition. Other income includes associated recognized gains of $903,000 in 2005 and $157,000 in 2004.

Income Taxes (Note 8) – The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities. The Company’s accounting for income taxes reflects management’s assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation.

Share-Based Compensation (Note 11) – As further described above in “Recently Issued Accounting Standards”, the Company implemented SFAS No. 123R “Share-Based Payment” as of January 1, 2006 which generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period, and applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date of January 1, 2006. The Company elected the modified prospective method of transitioning to SFAS No. 123R, and as of January 1, 2006 began recognizing compensation expense related to stock option and other share-based compensation grants, including immediate recognition for grantees who are retirement-eligible rather than ratably over the vesting period regardless of retirement-eligibility.

Speedway Motorsports, Inc. Annual Report on Form 10-K
66

Fair Value of Financial Instruments – Fair value estimates are based on relevant market information and quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, short-term investments, accounts and notes receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Marketable equity securities and interest rate swaps are carried at fair value based on quoted market prices. Notes and other receivables, bank revolving credit facility and term loan borrowings are frequently repriced variable interest rate financial instruments, and therefore, carrying values approximate fair value. Fair value information for commodities or hedges associated with oil and gas transactions is described above in “Oil and Gas Activities”, and for the interest rate swap agreement is described in Note 6 – “Interest Rate Swaps”. Quoted market prices are not available for determining the market value of the Company’s equity investments in associated entities or consolidated foreign oil and gas investments. The Company has contingent guarantee obligations for an equity investee’s performance under certain royalty agreements that are limited to $12,500,000 as of December 31, 2006, decrease annually and expire through 2015 based on specified terms and conditions whose fair values presently are insignificant. Fixed rate 6 3/4% senior subordinated notes have carrying and fair values as of December 31, 2006 and 2005 as follows (in thousands):

	Carrying Value		Fair Value
	2006	2005	2006	2005
6 3/4% Senior subordinated notes payable (Note 6)	$330,000	$330,000	$330,000	$332,000

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts and notes receivable, marketable equity securities and interest rate swaps. The Company places its cash and cash equivalents, short-term investments and interest rate swaps with major high-credit qualified financial institutions, limiting its exposure to concentrations of credit risk. Concentrations of credit risk with respect to accounts receivable, excluding those associated with oil and gas transactions, are limited due to the large numbers and wide variety of customers and customer industries and their broad geographical dispersion. The Company generally requires sufficient collateral equal or exceeding note amounts, or accepts notes from high-credit quality companies or high net-worth individuals, limiting its exposure to credit risk. Concentrations of credit risk with respect to marketable equity securities are limited through portfolio diversification.

As further described above in “Oil and Gas Activities”, the Company’s oil and gas activities and transactions have concentrations of credit risk different from the Company’s motorsports operations as of December 31, 2006.

Other Contingencies – LMS’s property includes areas used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992, but LMS currently allows certain property to be used for land clearing and inert debris landfilling (LCID). Landfilling for construction and demolition debris (C&D) has ceased on the LMS property. Management believes the Company’s operations, including the landfills on its property, comply with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

Reclassifications – Certain prior year accounts were reclassified to conform with current year presentation.

3. INVENTORIES

Inventory costs consist of: (1) souvenirs and small-scale finished vehicles determined on a first-in, first-out basis; (2) apparel, micro-lubricant®, and parts and accessories product costs determined on an average current cost basis; and (3) bulk petroleum inventories determined on a specific cost basis. No general and administrative costs are included in inventory costs. Cost of sales are charged using the same inventory cost bases. Inventories as of December 31, 2006 and 2005 consist of (in thousands):

	2006	2005
Souvenirs and apparel	$8,108	$8,724
Finished vehicles, parts and accessories	4,534	4,985
Bulk petroleum, micro-lubricant® and other	2,195	20,847
Total	$14,837	$34,556

As of December 31, 2005, bulk petroleum inventories with specific costs aggregating $19,697,000 were purchased for resale in certain foreign countries. There were no bulk

Speedway Motorsports, Inc. Annual Report on Form 10-K
67

petroleum inventories as of December 31, 2006. See Note 2 – “Oil and Gas Activities” for additional information.

All inventories are stated at the lower of cost or market value with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization.

Inventories are reflected net of provisions summarized as follows (in thousands):

	2006	2005	2004
Balance, beginning of year	$8,003	$6,453	$4,744
Current year provision	1,616	3,622	2,187
Current year sales and write-offs	(2,020)	(2,129)	(1,428)
Increase (decrease) from acquisitions or dispositions	(57)	57	950
Balance, end of year	$7,542	$8,003	$6,453

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2006 and 2005 is summarized as follows (dollars in thousands):

	Estimated Useful Lives	2006	2005
Land and land improvements	5-25	$342,979	$327,729
Racetracks and grandstands	5-45	576,833	531,768
Buildings and luxury suites	5-40	330,974	311,294
Machinery and equipment	3-20	36,684	36,063
Furniture and fixtures	5-20	27,309	26,356
Autos and trucks	3-10	9,755	9,533
Capitalized oil and gas exploration and production costs (Note 2)		9,575	–
Construction in progress		40,521	19,764
Total		1,374,630	1,262,507
Less accumulated depreciation		(319,954)	(282,855)
Net		$1,054,676	$979,652

Other Information – Depreciation expense amounted to $40,538,000 in 2006, $37,414,000 in 2005 and $35,291,000 in 2004.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The composition and accounting for intangible assets are further described in Note 2. As of December 31, 2006 and 2005, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	2006			2005
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$ 98,783	–	$ 98,783	$ 98,783	–	$98,783	–
Amortizable network and other media promotional contracts	3,320	$(435)	2,885	3,320	$(306)	3,014	30
Total	$102,103	$(435)	$101,668	$102,103	$(306)	$101,797

Speedway Motorsports, Inc. Annual Report on Form 10-K
68

Changes in the gross carrying value of other intangible assets and goodwill for 2006 and 2005 are as follows (in thousands):

	Other Intangible Assets		Goodwill
	2006	2005	2006	2005
Balance, beginning of year	$102,103	$102,089	$58,132	$54,454
Increase from acquisitions or adjustments to previously recorded purchase price	–	–	381	3,678
Decrease from dispositions	–	–	(4,059)	–
Other	–	14	–	–
Balance, end of year	$102,103	$102,103	$54,454	$58,132

Increases in the gross carrying value of goodwill in 2005 reflect the acquisition of certain Jim Russell Group, Inc. operations (principally driving school and karting activities and replacement car parts sales), and in 2006 reflect the Company’s final purchase accounting associated with the JRG acquisition that resulted in increasing goodwill and accrued expenses by $381,000. Decreases in the gross carrying value of goodwill in 2006 reflect the sale of JRG operations in December 2006. Goodwill reported above at January 1, 2005 reflects reclassification of $1,551,000 to equity investments in associated entities upon initial financial statement presentation of the Company’s Motorsports Authentics joint venture formed in August 2005 (see Note 1). The amount reclassified pertains to another equity investee whose assets and operations are not significant. Amortization expense on other intangible assets amounted to $129,000 in each year for 2004 through 2006. Estimated annual amortization expense for the next five years is approximately $129,000.

6. LONG-TERM DEBT

Long-term debt as of December 31, 2006 and 2005 consists of (in thousands):

	2006	2005
Revolving bank credit facility	$98,438	$50,000
Bank term loan	–	50,000
Senior subordinated notes	330,000	330,000
Other notes payable	44	235
Total	428,482	430,235
Less current maturities	(44)	(4,847)
	$428,438	$425,388

Annual maturities of long-term debt as of December 31, 2006 are as follows (in thousands):

2007	$ 44
2008	–
2009	–
2010	98,438
2011	–
Thereafter	330,000
Total	$428,482

Bank Credit Facility and 2006 Amendments – The Company has a long-term, senior revolving credit facility (the Credit Facility or the Revolving Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility as amended: (i) provides for aggregate borrowings of up to $400,000,000, including separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75,000,000, increasing up to $150,000,000 subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80,000,000, plus up to an additional aggregate of $175,000,000 for specified capital expenditures; (v) includes an “accordion” feature that provides for additional borrowings of up to $100,000,000 subject to meeting specified conditions; (vi) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vii) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the Credit Facility term. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the Credit Facility, subject to certain conditions on the date borrowed. Interest is

Speedway Motorsports, Inc. Annual Report on Form 10-K
69

based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

In May 2006, the Credit Facility was amended to provide, among other things, increased flexibility with respect to permitted investments by or in certain subsidiaries aggregating up to an additional $50,000,000 associated with the Company’s oil and gas activities and certain other businesses. The amendment allows for additional investments, contracts and contract assignment associated with the Company’s buying and selling of bulk petroleum products to specified foreign parties. See Note 2–“Oil and Gas Activities” for additional discussion on these activities. In August 2006, the Credit Facility was amended which, among other things, modified the following terms and conditions: (i) the revolving credit facility overall borrowing limit was increased from $250,000,000 to $400,000,000, (ii) outstanding borrowings under the five-year term loan of $48,438,000 were reconstituted and converted into borrowings under the revolving credit facility, (iii) allows an aggregate of $175,000,000 for specified capital expenditures, and (iv) revived a previously expired “accordion” feature that provides for additional borrowings of up to $100,000,000 subject to meeting specified conditions.

At December 31, 2006 and 2005, outstanding borrowings under the Revolving Facility were $98,438,000 and $50,000,000, and under the term loan were $0 and $50,000,000, respectively. As discussed above, the August 2006 amendment reconstituted and converted outstanding term loan borrowings into borrowings under the Revolving Facility. As of December 31, 2006, outstanding letters of credit amounted to $1,172,000, with none associated with oil and gas transactions (see Note 2), and the Company could borrow up to an additional $300,390,000 under the Credit Facility.

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

Senior Subordinated Notes – In May 2003, the Company completed a private placement of 6 3/4% Senior Subordinated Notes due 2013 in the aggregate principal amount of $230,000,000, filed a registration statement in August 2003 to exchange these notes for substantially identical notes registered under the Securities Act, and completed the exchange offer in September 2003. In July 2004, the Company completed a private placement of an $100,000,000 add-on offering to the $230,000,000 Senior Subordinated Notes issued in May 2003 to fund the North Carolina Speedway acquisition as further discussed in Note 2 – “2004 Ferko Litigation Settlement and Purchase of North Carolina Speedway”. The add-on notes were issued at par and net proceeds, after commissions and fees, approximated $98,250,000. The Company filed a registration statement in August 2004 to exchange these add-on notes for substantially identical registered notes and completed the exchange offer in October 2004. The add-on notes are identical to the Senior Subordinated Notes issued in May 2003 with the same interest rate, maturity, covenants, limitations, and other terms and are governed by the same indenture (hereafter both issuances are referred to as the Senior Subordinated Notes).

The Senior Subordinated Notes mature in 2013, are guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries, and interest payments are due semi-annually on June 1 and December 1. The Indenture governing the Senior Subordinated Notes permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes are subordinated to all present and future senior secured indebtedness of the Company, including the Credit Facility described above. The Company may redeem some or all of the Senior Subordinated Notes on or after June 1, 2008 at annually declining redemption premiums.

The Credit Facility and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of December 31, 2006.

Speedway Motorsports, Inc. Annual Report on Form 10-K
70

Interest Rate Swaps – The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. In 2003, the Company entered into two interest rate swap transactions with a financial institution that provide fixed interest rate features on certain variable rate term loan obligations and variable interest rate features on certain fixed rate senior subordinated debt obligations. The Company presently has one interest rate swap relating to certain variable rate debt obligations. Changes in fair value and differentials paid or received in periodic settlements are reflected as an adjustment to interest expense and included in operating activities in the statement of cash flows. As discussed below, in 2005, the Company terminated a fair value hedge interest rate swap that provided variable interest rate features on certain fixed rate term loan obligations. For early terminated swap agreements, net settlement payments at termination are deferred when received and amortized into income as a yield adjustment to interest expense over the underlying hedged debt term.

Under the present interest rate swap agreement, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $50,000,000. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. In 2006, the cash flow swap agreement was determined not to meet the conditions for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and was reclassified from accumulated other comprehensive income as a reduction in interest expense of $1,722,000, before income taxes of $670,000. Interest expense for 2006 increased $724,000 from market value changes of the cash flow agreement, and prior to reclassification did not impact interest expense. At December 31, 2006 and 2005, the Company has reflected a net derivative asset for this swap of $998,000 and $1,128,000. In 2005, the fair value hedge swap agreement was terminated and settled with a $501,000 net payment to the Company. The $501,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through May 2013. Such interest expense adjustments totaled $63,000 in 2006 and $31,000 in 2005. Interest expense reflects net settlement receipts totaling $599,000 in 2006, $545,000 in 2005 and $575,000 in 2004.

Subsidiary Guarantees – Amounts outstanding under the Credit Facility and Senior Subordinated Notes are guaranteed by all of SMI’s operative subsidiaries except for Oil-Chem and its subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to SMI.

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2006	2005	2004
Gross interest costs	$28,660	$28,183	$23,178
Less: capitalized interest costs	(2,202)	(862)	(1,126)
Interest expense	26,458	27,321	22,052
Interest income	(5,673)	(5,431)	(2,166)
Interest expense, net	$20,785	$21,890	$19,886
Weighted-average interest rate on borrowings under bank Credit Facility	6.2%	4.7%	3.3%

7. CAPITAL STRUCTURE, PER SHARE DATA AND OTHER EQUITY INFORMATION

Preferred Stock – At December 31, 2006, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company’s Board of Directors. No preferred shares were issued or outstanding at December 31, 2006 or 2005.

Speedway Motorsports, Inc. Annual Report on Form 10-K
71

Per Share Data – The following schedule reconciles basic and diluted earnings per share (in thousands except per share amounts):

	2006	2005	2004
Net income applicable to common stockholders and assumed conversions	$111,222	$108,135	$73,654
Weighted average common shares outstanding	43,801	43,908	43,342
Dilution effect of assumed conversions:
Common stock equivalents – stock awards	205	270	312
Weighted average common shares outstanding and assumed conversions	44,006	44,178	43,654
Basic earnings per share	$2.54	$2.46	$1.70
Diluted earnings per share	$2.53	$2.45	$1.69
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	38	37	54

Declaration of Cash Dividends – The Company’s Board of Directors approved annual cash dividends on common stock for 2004 through 2006 as follows (in thousands except per share amounts):

	2006	2005	2004
Aggregate annual cash dividend	$14,386	$14,094	$13,538
Dividend per common share	$0.33	$0.32	$0.31
Record date	Oct 16	Nov 8	Nov 1
Paid to shareholders	Oct 31	Nov 21	Nov 15

All dividends were funded entirely from available cash and cash equivalents on hand. See Note 6 – “Bank Credit Facility” and “Senior Subordinated Notes” for annual limitations on dividend payments.

Stock Repurchase Program – In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 6), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Company’s Board of Directors authorized SMI to repurchase up to an additional 1,000,000 shares of outstanding common stock under the same terms and conditions as the initial share repurchase authorization. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. The Company repurchased 476,000 and 283,000 shares of common stock for $17,674,000 in 2006 and $10,332,000 in 2005.

8. INCOME TAXES

Components of the provision for income taxes are as follows (in thousands):

	2006	2005	2004
Current:
Federal	$75,050	$64,969	$ 9,811
State	11,193	6,684	1,970
	86,243	71,653	11,781
Deferred:
Federal	(16,377)	(5,759)	31,056
State	(6,750)	1,875	2,918
	(23,127)	(3,884)	33,974
Total	$63,116	$67,769	$45,755

The reconciliation of statutory federal and effective income tax rates is as follows:

	2006	2005	2004
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	1.7	3.2	2.7
Other, net	(0.5)	0.3	0.6
Total	36.2%	38.5%	38.3%

Speedway Motorsports, Inc. Annual Report on Form 10-K
72

Tax effects of temporary differences resulting in deferred income taxes are as follows (in thousands):

	2006	2005
Deferred tax liabilities:
Property and equipment	$167,357	$189,130
Expenses deducted for tax purposes and other	11,016	9,050
Subtotal	178,373	198,180
Deferred tax assets:
Income previously recognized for tax purposes	(13,007)	(8,665)
Stock option compensation expense	(846)	(787)
PSL and other deferred income recognized for tax purposes	(4,077)	(4,350)
State and federal net operating loss carryforwards	(2,001)	(2,154)
Foreign tax credits	(182)	–
Subtotal	(20,113)	(15,956)
Less: Valuation allowance	1,790	1,707
Net deferred tax assets	(18,323)	(14,249)
Total net deferred tax liability	160,050	183,931
Net current deferred tax assets	6,115	2,519
Net non-current deferred tax liabilities	$166,165	$186,450

At December 31, 2006, the Company has approximately $64,212,000 of state net operating loss carryforwards which expire in 2007 through 2022, and approximately $182,000 of foreign tax credits which expire in 2016. At December 31, 2006 and 2005, valuation allowances of $1,790,000 and $1,707,000 have been provided against deferred tax assets because management is unable to determine whether ultimate realization is more likely than not for certain state net operating loss carryforwards.

The Company’s effective income tax rate change in 2006 as compared to 2005 is due to decreased effective state income tax rates resulting primarily from the State of Texas replacing its current franchise tax with a defined margin tax which is being accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes” in the period of enactment, and to the benefit of foreign tax credits and a favorable examination settlement with the Internal Revenue Service further as discussed below. The Company’s effective income tax rate for 2005 was comparable to 2004.

Defined Margin Tax – In May 2006, the State of Texas enacted “House Bill 3” (the Bill) which replaces its current franchise tax with a defined margin tax, applies to taxable entities conducting business in Texas, and is accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 stipulates accounting for the effects of tax law changes in the period of enactment. As such, the Company accounted for the tax law change in its second quarter 2006. The effect was to reduce the Company’s income tax expense by $2,600,000, and effective income tax rate by 1.5%, for the year ended December 31, 2006. The Texas Comptroller has requested a formal opinion from the Texas Attorney General on whether the margin tax is an impermissible income tax that violates the Texas constitution. Texas law requires voter approval of any state income tax, and at this time, such approval had not been obtained for the Bill. If a constitutional challenge is filed, the Bill gives the Texas Supreme Court jurisdiction and allows the Court to grant injunctive or declaratory relief. The Court would have 120 days from the date the challenge is filed to make a ruling. Should the Court grant injunctive and declaratory relief, or other legislative action occur in Texas, which effectively overturns or reverses the Bill, the Company would likely be required to effect such further tax law change in the period of enactment. The effect of any such change could increase the Company’s future income tax expense by amounts similar to that recorded in 2006.

Tax Depreciation Method Change – At December 31, 2006 and 2005, the Company had significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the Internal Revenue Service (IRS), the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. As of and through December 31, 2006 and 2005, the change resulted in reclassifying noncurrent deferred income taxes of approximately $27,266,000 and $19,912,000 to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $27,266,000 in each of 2007 and 2008. Accelerated taxes of $27,266,000 were paid in 2006, and $19,912,000 were paid in 2005 after using alternative minimum tax credit carryforwards of approximately $9,109,000. Management believes the Company’s use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. Management believes filing the change in tax accounting method was the best course of action to

Speedway Motorsports, Inc. Annual Report on Form 10-K
73

minimize costs and uncertainty. Management anticipates that cash and cash equivalents and cash flow from operations will be sufficient to fund these payments. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over longer periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s financial position or future results of operations.

IRS Examination – In 2006, the IRS began performing a periodic examination of the Company’s federal income tax returns for the years ended December 31, 2004 and 2003. In February 2007, the Company reached a settlement with the IRS regarding all assessments proposed with respect to those tax returns, which resulted in reducing tax allowances no longer needed by $313,000 with respect to settled matters.

FASB Interpretation No. 48 – As further described in Note 2 “Recently Issued Accounting Standards”, the Company is adopting FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” in the first quarter 2007. The cumulative effect, if any, of adoption is to be reported as an adjustment to opening retained earnings for the year of adoption. The Company has not yet determined the impact of adopting FASB Interpretation No. 48.

9. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at December 31, 2006 and 2005 include $1,087,000 and $1,042,000, including accrued interest, due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at December 31, 2006 and 2005 include $951,000 and $1,906,000 due from the Company’s Chairman and Chief Executive Officer. The amount due represents premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman before July 30, 2002 and accrued interest. The Board of Directors, including SMI’s independent directors, have reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman. As of July 30, 2002, the Company indicated to the Chairman that it would no longer make payments under the split-dollar life insurance trust arrangements or advances for his benefit.

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at December 31, 2006 and 2005 include $5,492,000 and $5,579,000 due from Sonic Financial. The amounts due were reduced from shared expenses net of accrued interest by $86,000 in 2006, $284,000 in 2005 and $188,000 in 2004. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before December 31, 2007, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2005 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances and decreases from repayments by, and shared expenses with, affiliates. All increases pertain to note receivable arrangements in place before July 30, 2002.

Notes and other receivables from affiliates at December 31, 2006 also include $3,196,000, including accrued interest, due from Motorsports Authentics, a 50% owned joint venture (see Note 1). The note was executed in 2006, bears interest at prime and is due within thirteen months of demand. Because the Company does not anticipate or require repayment before December 31, 2007, the amount has been classified as noncurrent assets in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Motorsports Authentics.

Notes and other receivables from affiliates at December 31, 2005 also include $295,000 due from a corporation that was

Speedway Motorsports, Inc. Annual Report on Form 10-K
74

a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer. The amount was repaid in full in 2006. The amount due was payable on demand and collateralized by certain personal property. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on the underlying collateral and creditworthiness of the Company’s Chairman and the affiliate.

Amounts payable to affiliate at December 31, 2006 and 2005 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $197,000 each year in 2006, 2005 and 2004. Rent expense for SMI Properties approximated $333,000 in 2006, $333,000 in 2005 and $255,000 in 2004. The Company believes the leases contain terms more favorable to the Company than could be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMI Properties, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties. At December 31, 2006 and 2005, amounts owed to Chartown were not significant.

LVMS purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $321,000 in 2006, $236,000 in 2005 and $282,000 in 2004. LVMS sold used vehicles to SAI for approximately $139,000 in 2006 and $105,000 in 2005. Vehicles sold in 2004 were not significant. The Company believes the purchase and sale terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2006 and 2005, there were no amounts due to or from SAI.

Oil-Chem sold zMax micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $1,392,000 in 2006, $1,495,000 in 2005 and $1,420,000 in 2004. Oil-Chem leases a warehouse facility from Chartown under an annually renewable lease agreement. Annual rent expense for Oil-Chem was not significant in 2004 through 2006. The Company believes these sales occurred, and the facility is leased, on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2006, approximately $143,000 was due from SAI and is reflected in current assets. Amounts due from SAI at December 31, 2005 were not significant.

SMI Properties purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from MA. In 2006, merchandise purchases approximated $10,364,000 and merchandise sales and event related commissions approximated $4,770,000. During the period after MA formation and through December 31, 2005, merchandise purchases approximated $440,000 and merchandise sales and event related commissions approximated $220,000. The Company believes purchase, sale and commission terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2006 and 2005, net amounts owed to MA approximated $791,000 and $739,000, and are reflected in current liabilities.

In connection with supervising and managing significant construction and renovation projects at various SMI speedways, the Company incurred charges of approximately $161,000 from SAI in 2005 for project management services provided by SAI employees with expertise in these areas. There were no significant project management services provided in 2006 or 2004. The Company believes the terms of providing these services were no less favorable than, and commensurate with, terms that could be obtained in an arm’s-length transaction with an unrelated third party. At December 31, 2006 and 2005, $161,000 was owed to SAI and is included in current liabilities.

Speedway Motorsports, Inc. Annual Report on Form 10-K
75

The foregoing related party balances and transactions for 2004 through 2006 are summarized below (in thousands):

	2006	2005	2004
Notes receivable and other receivables	$10,869	$8,822	$10,019
Amounts payable to affiliates	3,546	3,494	2,594
Merchandise and vehicle purchases	10,685	837	282
Merchandise and vehicle sales and event related commissions, reimbursed shared expenses and project management services	6,821	2,490	1,804
Rent expense	530	530	452
Interest income	523	472	427
Interest expense	140	126	112

10. LEGAL PROCEEDINGS

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial, results of operations or cash flows.

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

Currently, all but two state court lawsuits in connection with this incident have been resolved by the defendants. One of those lawsuits was dismissed by the trial court, and the dismissal was affirmed by the North Carolina Court of Appeals. The plaintiff has petitioned for review by the North Carolina Supreme Court. The other lawsuit is scheduled for trial in March 2007 and will be tried solely on the issue of damages. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Jonie Shires filed a lawsuit against BMS and an employee Josh King in Tennessee federal court. The plaintiff alleges traumatic brain injury caused by an alleged blow to her head from a falling tent pole. The plaintiff seeks damages in the amount of $5,000,000. The Company is seeking indemnity from the plaintiff’s employer. The Company filed a motion for summary judgment seeking dismissal of all of the plaintiff’s claims. On March 13, 2007, the Court entered summary judgment in favor of BMS. It is unknown whether the plaintiff will appeal this ruling. The Company will continue to defend this lawsuit vigorously if an appeal is filed. Management does not expect the disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

The Company was involved in several lawsuits pending in North Carolina state court whereby various contractors are seeking to enforce liens against the Company based upon work allegedly performed by them under contracts with a third-party unrelated to the Company. The lawsuits sought foreclosure of the alleged liens against the Company’s property on which the liens were filed. All of the lawsuits were resolved in a manner which did not have a material adverse effect on the Company’s financial position, results of operations or cash flows, and have been dismissed.

Karen Davies and William Davies, individually and as guardians of Ryan Davies and Peyton Davies filed a lawsuit seeking damages against TMS, INEX, 600 Racing and SMI in the District Court of Tarrant County, Texas on January 2, 2007. Ryan

Speedway Motorsports, Inc. Annual Report on Form 10-K
76

Davies was injured while participating in an event at TMS, and the Davies allege that negligence on the part of TMS, INEX, 600 Racing and SMI caused the accident. TMS, INEX, and 600 Racing filed answers on February 2, 2007, denying all material allegations. SMI made a special appearance on February 2, 2007, challenging the jurisdiction of the Texas court over it. TMS, INEX, 600 Racing and SMI are vigorously defending this matter. On March 5, 2007, TMS, INEX, and 600 Racing filed counterclaims and third-party claims asserting that other parties were liable for the accident involving Ryan Davies. Discovery has just begun in this matter. SMI is currently unable to predict the amount of claims relating to this accident which may be made against it and how those claims might be resolved. At this time, management does not expect disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

11. STOCK COMPENSATION PLANS AND ADOPTION OF SFAS NO. 123R “SHARE-BASED PAYMENT”

2004 Stock Incentive Plan – The 2004 Stock Incentive Plan (the 2004 Plan) was approved by stockholders at the 2004 Annual Meeting and provides equity-based incentives for attracting and retaining key employees, directors and other individuals providing services to the Company. Awards under the 2004 Plan may consist of incentive stock options, non-statutory stock options or restricted stock. The 2004 Plan is administered by the Compensation Committee of the Board of Directors who has full authority to determine recipients, types and amounts of awards granted and amend the terms, restrictions and conditions of awards. For awards granted to non-employee directors, the Board of Directors shall have the authority otherwise provided to the Compensation Committee. The Compensation Committee also may amend the terms of outstanding awards. However, no amendment, suspension or termination of the 2004 Plan or amendment of outstanding awards may materially adversely affect previously granted awards without consent of the award recipient.

Under the 2004 Plan, 2,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (i) no more than 1,000,000 shares may be granted in the form of restricted stock awards; (ii) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (iii) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (iv) in the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. At December 31, 2006, approximately 1,959,000 shares are available for future grant. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate ten years from adoption in February 2004.

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

In 2004 through 2006, the exercise price of all stock options granted under the 2004 Plan was the fair or trading value of the Company’s common stock at grant date and all options expire ten years from grant date. Stock options granted in 2006 vest in equal installments over three years. Stock options granted in 2005 vest in equal installments over three years or immediately. All stock options granted in 2004 originally vested in equal installments over three years and are now fully vested after acceleration of vesting in 2005 as further described below. Restricted stock awards in 2006 vest in three years from date of award. There were no awards of restricted stock under the 2004 Plan in 2004 or 2005.

1994 Stock Option Plan – The 1994 Stock Option Plan (the 1994 Plan) expired by its terms on December 21, 2004, and no further options can be granted under that plan. Adoption of the 2004 Plan described above, and termination of the 1994

Speedway Motorsports, Inc. Annual Report on Form 10-K
77

Plan, did not adversely affect rights under any outstanding stock options previously granted under the 1994 Plan. All options granted to purchase shares under the 1994 Plan generally expire ten years from grant date. The exercise price of all stock options granted through 2004 was the fair or trading value of the Company’s common stock at grant date. All stock options granted under the 1994 Plan are fully vested.

Effective October 19, 2005, the Company’s Board of Directors approved the accelerated vesting of all then outstanding unvested stock options granted under the 1994 Stock Option Plan and the 2004 Stock Incentive Plan, and associated employee stock option agreements were amended. All other terms and conditions of the options remain the same. Unvested options to purchase 485,850 shares of common stock with an weighted-average exercise price of $37.00 per share became exercisable upon vesting acceleration. This accelerated vesting reduced non-cash compensation expense that would have been recorded in future periods following application of SFAS No. 123R, which was effective for the Company beginning January 1, 2006.

Formula Stock Option Plan for Directors – The Formula Stock Option Plan is for the benefit of the Company’s outside directors. The plan authorizes options to purchase up to an aggregate of 800,000 shares of common stock. At December 31, 2006, options for 290,000 shares are available for future grant. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the average fair market value per share for the ten day period prior to award. All options to purchase shares under this plan generally vest in six months, and expire ten years, from grant date. The Company granted options under the Formula Stock Option Plan to purchase 10,000 shares of common stock to each of five outside directors as of January 2, 2007 at an exercise price per share of $38.45 determined in accordance with plan provisions.

Employee Stock Purchase Plan – The SMI Employee Stock Purchase Plan (the ESPP) provides employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At December 31, 2006, approximately 439,000 shares are available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether eligible employees electing to participate will be granted the right to purchase shares of common stock for the upcoming calendar year and, if granted, the number of shares available for purchase under each option. All employee grants are for the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in each calendar year, nor can an employee purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Grants may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for calendar years 2006 or 2005. Eligible participants were each granted the right to purchase up to 500 shares in calendar year 2004, and employees purchased approximately 123,000 shares granted under the Plan at an average purchase price of $26.03.

Adoption of SFAS No. 123R “Share-Based Payment” – As of January 1, 2006, the Company implemented SFAS No. 123R “Share-Based Payment” using the modified prospective method of transitioning to SFAS No. 123R, and began recognizing compensation expense related to stock option and other share-based compensation grants. Prior to January 1, 2006, the Company accounted for stock-based employee compensation using Accounting Principles Board (APB) Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations, and applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB No. 123” and presented the pro forma effect on net income and earnings per share based on the fair value recognition provisions of SFAS No. 123R for periods prior to adoption. Under the modified prospective transition method, share-based compensation cost is recognized for (i) unvested share-based awards granted before January 1, 2006 based on the grant date fair value estimated using the original provisions of SFAS No. 123 and (ii) share-based awards granted after January 1, 2006 based on grant-date fair value estimated using the provisions of SFAS No. 123R. All stock options granted under the 1994 Plan and the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date, and under the Formula Stock Option Plan for Directors have an exercise price equal to the average fair market value per share for the ten day period prior to award.

Based on the terms of these stock option plans and the ESPP, no share-based compensation cost has been reflected in net income for these plans prior to January 1, 2006. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted.

Adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements, results of operations or cash flows, or the assumptions used for computing grant-date fair values. For the year ended December 31, 2006,

Speedway Motorsports, Inc. Annual Report on Form 10-K
78

share-based compensation expense totaled $998,000 before income taxes of $361,000, which is included in general and administrative expense. There were no significant unvested awards granted to retirement-eligible employees prior to January 1, 2006 that required compensation expense recognition. Prior period results were not restated. Prior to adoption of SFAS No. 123R, the Company presented the tax benefits from stock option exercises in cash flows from operations on the Consolidated Statement of Cash Flows in accordance with applicable accounting standards. SFAS No. 123R requires classification of cash flows resulting from such tax benefits, including those pertaining to restricted stock awards, if any, in cash flows from financing activities on a prospective basis. In determining excess additional paid-in-capital upon adoption of SFAS No. 123R, the Company utilized the simplified alternative provided in FASB Staff Position FAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.

The following table illustrates the pro forma effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123R to share-based employee compensation for the years ended December 31, 2005 and 2004. The fair value of stock option grants under the 1994 Plan, 2004 Plan and Formula Stock Option Plan is estimated using various factors and assumptions described below and amortized into expense over the associated vesting periods (in thousands, except per share amounts):

	2005	2004
Net income as reported	$108,135	$73,654
Less: Share-based compensation expense determined using fair value method for all awards net of taxes	(2,996)	(1,832)
Pro forma net income	$105,139	$71,822
Basic earnings per share:
As reported	$2.46	$1.70
Pro forma	$2.39	$1.66
Diluted earnings per share:
As reported	$2.45	$1.69
Pro forma	$2.38	$1.65

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

	2006	2005	2004
Options granted	125,000	148,000	557,000
Weighted average grant-date fair values	$11.66	$11.06	$8.92
Total intrinsic value of options exercised	$4,528,000	$3,565,000	$12,172,000
Expected volatility	26.2%	28.0%	24.2%
Risk-free interest rates	4.4%	4.2%	3.5%
Expected lives (in years)	6.0	4.6	4.6
Dividend yield	0.9%	0.8%	0.9%

Speedway Motorsports, Inc. Annual Report on Form 10-K
79

Various stock option information regarding the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for 2004 through 2006 is summarized as follows (shares in thousands):

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
Activity	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2004	2,354	$3.75-$41.13	$24.84	–	–	–	330	$14.94-$27.88	$24.47
Granted	160	31.05-37.00	36.63	357	$37.00	$37.00	40	28.77	28.77
Cancelled	(7)	26.36-33.81	30.04	–	–	–	–	–	–
Exercised	(857)	3.75-33.81	19.33	–	–	–	(20)	24.38	24.38
Outstanding, December 31, 2004	1,650	18.85-41.13	28.82	357	37.00	37.00	350	14.94-28.77	24.96
Granted	–	–	–	98	38.97	38.97	50	38.18	38.18
Cancelled	(7)	22.38-33.81	28.66	(22)	37.00	37.00	–	–	–
Exercised	(265)	18.85-33.81	25.29	(2)	37.00	37.00	(20)	14.94	14.94
Outstanding, December 31, 2005	1,378	18.85-41.13	29.50	431	37.00-38.97	37.45	380	20.63-38.18	27.23
Granted	–	–	–	75	35.68-39.13	38.44	50	34.97	34.97
Cancelled	(17)	22.38-41.13	39.03	(3)	37.00-38.97	37.64	–	–	–
Exercised	(254)	18.85-33.81	23.94	(22)	37.00	37.00	(80)	20.63-27.88	25.00
Outstanding, December 31, 2006	1,107	$18.85-$41.13	$30.62	481	$35.68-$39.13	$37.62	350	$22.31-$38.18	$28.85

Options outstanding and exercisable for the 1994 Plan, 2004 Plan and Formula Stock Option Plan combined as of December 31, 2006 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number Outstanding	Exercise Price	Remaining Contractual Life-In Years	Number Exercisable	Exercise Price	Remaining Contractual Life-In Years
$18.85	96	$18.85	4.7	96	$18.85	4.7
22.31-22.38	105	22.34	4.0	105	22.34	4.0
23.50-24.38	52	24.24	3.0	52	24.24	3.0
25.28-26.36	248	26.09	5.8	248	26.09	5.8
26.88-29.13	275	28.57	3.5	275	28.57	3.5
29.64-31.05	209	29.71	6.9	209	29.71	6.9
33.81-35.68	107	34.61	6.7	92	34.44	6.3
37.00	459	37.00	7.9	459	37.00	7.9
38.18-41.13	387	39.90	5.9	292	40.16	4.7
$18.85-$41.13	1,938	$32.04	5.9	1,828	$31.64	5.7

Speedway Motorsports, Inc. Annual Report on Form 10-K
80

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
		Weighted Average			Weighted Average			Weighted Average
Exercisable	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs
December 31, 2004	1,500	$28.00	6.0	–	–	–	350	$24.96	5.6
December 31, 2005	1,378	$29.50	5.4	379	$37.24	9.1	380	$27.23	5.4
December 31, 2006	1,107	$30.62	4.9	371	$37.33	8.1	350	$28.85	5.8

The following is a summary of vested and non-vested option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan during the year ended December 31, 2006 (shares and aggregate intrinsic value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Vested and Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	1,378	$29.50	–	–	431	$37.45	–	–	380	$27.23	–	–
Granted	–	–	–	–	75	38.44	–	–	50	34.97	–	–
Expired, forfeited or cancelled	(17)	39.03	–	–	(3)	37.64	–	–	–	–	–	–
Exercised	(254)	23.94	–	–	(22)	37.00	–	–	(80)	25.00	–	–
Outstanding, December 31, 2006	1,107	$30.62	4.9	$9,103	481	$37.62	8.4	$473	350	$28.85	5.8	$3,344
Exercisable, December 31, 2006	1,107	$30.62	4.9	$9,103	371	$37.33	8.1	$432	350	$28.85	5.8	$3,344
Expected to vest, December 31, 2006	–	–	–	–	107	$38.61	9.5	$40	–	–	–	–

Speedway Motorsports, Inc. Annual Report on Form 10-K
81

As of December 31, 2006, there was approximately $1,038,000 of total unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan and the Formula Stock Option Plan that is expected to be recognized over a weighted-average period of 1.0 year. The Company generally records stock-based compensation cost for granted stock options on the accelerated method using a graded vesting schedule over the requisite service period. Outstanding and exercisable stock options with no intrinsic value as of December 31, 2006 are excluded from the aggregate intrinsic values presented above. In 2006 and 2005, options to purchase 50,000 shares of common stock vested under the Formula Stock Option Plan, and in 2006, options to purchase 17,000 shares of common stock vested under the 2004 Plan. There were no capitalized share-based compensation costs at December 31, 2006. The following is a summary of non-vested option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan during the year ended December 31, 2006 (shares in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant-date Fair Value Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant-date Fair Value Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant-date Fair Value Per Share
January 1, 2006	–	–	–	–	52	$38.97	9.9	$11.32	–	–	–	–
Granted	–	–	–	–	75	38.44	10.0	12.79	50	$34.97	10.0	$9.97
Vested	–	–	–	–	(17)	38.97	9.0	11.32	(50)	34.97	9.5	9.97
Forfeited	–	–	–	–	–	–	–	–	–	–	–	–
December 31, 2006	–	–	–	–	110	$38.61	9.5	$12.32	–	–	–	–

The following is a summary of non-vested restricted stock activity regarding the 2004 Plan during the year ended December 31, 2006 (shares and aggregate intrinsic value in thousands):

Non-vested Restricted Stock	Shares	Weighted- Average Grant-date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
January 1, 2006	–	–	–	–
Granted	36	$39.02	–	–
Vested	–	–	–	–
Forfeited	–	–	–	–
December 31, 2006	36	$39.02	9.9	$1,382

As of December 31, 2006, there was approximately $1,286,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the 2004 Plan that is expected to be recognized over a weighted-average period of 1.6 years. The Company generally records stock-based compensation cost for restricted stock awards using the straight line method over the requisite service period.

12. EMPLOYEE BENEFIT PLANS

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to all Company employees who meet certain eligibility requirements. The Plan allows participants to elect contributions of up to 15% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants are fully vested in Company matching contributions after five years. The Company’s contributions to the Plan were $266,000 in 2006, $269,000 in 2005 and $225,000 in 2004.

The Speedway Motorsports, Inc. Deferred Compensation Plan commenced in 2005 and is available to all Company employees who meet eligibility requirements. This plan allows participants to elect to defer up to 75% of their base salary and up to 100% of their annual bonus and other cash compensation, if any, as permitted by the Plan Administrator. The Company

Speedway Motorsports, Inc. Annual Report on Form 10-K
82

may make discretionary contributions for any one or all eligible employees by crediting to such employee’s account an amount determined by the Company. Discretionary Company contributions, if any, shall be 100% vested following three years of service once first eligible to participate in this plan. There were no Company contributions in 2005 or 2006.

13. SEGMENT DISCLOSURES

The Company’s business and activities, including those of its subsidiaries and joint venture equity investees, are described in Note 1. The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its six major speedway facilities located in the United States. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of TSI and MBM non-event motorsports merchandising, 600 Racing non-event merchandising and sanctioning body activities, SMIL and Oil-Chem oil and gas and micro-lubricants activities, and office rentals at certain Company speedways. Certain oil and gas activities include operations and assets located in foreign countries as further described in Note 2–“Oil and Gas Activities”.

Approximately 84% of the Company’s 2006 total revenues were derived from NASCAR-sanctioned events (based on unaudited information). Also, approximately 29% or $162,715,000 of 2006 total revenues pertain to NASCAR broadcasting rights fees for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways.

Segment accounting policies are the same as those described in Note 2 – Significant Accounting Policies. Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes and other expense (income) and unusual non-recurring items, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. There were no significant intersegment or intercompany revenues, expenses or other transactions during the periods presented.

	2006			2005			2004
	Motorsports Event Related	All Other (Note 2)	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total
Revenues	$531,505	$35,860	$567,365	$496,303	$47,765	$544,068	$413,214	$33,305	$446,519
Depreciation and amortization	40,211	496	40,707	37,098	509	37,607	35,000	524	35,524
Losses from equity investees	3,343	–	3,343	273	–	273	109	–	109
Operating income	209,576	(10,925)	198,651	191,657	(4,052)	187,605	151,880	(3,605)	148,275
Capital expenditures	104,081	444	104,525	96,369	209	96,578	62,168	369	62,537
Goodwill and other intangibles	147,745	8,377	156,122	151,423	8,506	159,929	147,731	8,635	156,366
Total assets	1,527,573	61,950	1,589,523	1,447,027	67,399	1,514,426	1,362,394	39,836	1,402,230
Equity investments	135,346	–	135,346	136,842	–	136,842	1,551	–	1,551

Speedway Motorsports, Inc. Annual Report on Form 10-K
83

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

We conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The following is our management’s conclusion and report on our internal control over financial reporting as of December 31, 2006:

MANAGEMENT’S REPORT ON THE COMPANY’S INTERNAL CONTROL OVER FINANCIAL REPORTING

March 14, 2007

The management of Speedway Motorsports, Inc. is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), and for assessing the effectiveness of internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and in accordance with the standards of the Public Company Accounting Oversight Board (United States).

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

The management of Speedway Motorsports, Inc. assessed the Company’s internal control over financial reporting as of December 31, 2006, based on criteria for effective internal control over financial reporting described in “Internal Control –Integrated Framework” issued by the Committee of Sponsoring

Speedway Motorsports, Inc. Annual Report on Form 10-K
84

Organizations of the Treadway Commission, and in accordance with standards of the Public Company Accounting Oversight Board (United States). Based on this assessment and specified criteria, the management of Speedway Motorsports, Inc. concluded that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting in the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

• Report of Independent Registered Public Accounting Firm. The following is the report of our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2006:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Speedway Motorsports, Inc.

Charlotte, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Report on the Company’s Internal Control Over Financial Reporting, that Speedway Motorsports, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Speedway Motorsports, Inc. Annual Report on Form 10-K
85

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 14, 2007 expressed an unqualified opinion on those financial statements, and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, as of January 1, 2006.

DELOITTE & TOUCHE LLP

Charlotte North Carolina

March 14, 2007

ITEM 9B. OTHER INFORMATION

No information to be reported.

Speedway Motorsports, Inc. Annual Report on Form 10-K
86

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is furnished by incorporation by reference to all information under the captions titled “Directors, Directors-Nominees and Executive Officers”, “Corporate Governance”, “Committees of the Board and Board Meetings”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of the Shareholders to be held on April 18, 2007 (the “Proxy Statement”).

Item 11. EXECUTIVE COMPENSATION

The information required by this item is furnished by incorporation by reference to all information under the captions titled “Executive Compensation”, “Compensation Committee Report”, and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is furnished by incorporation by reference to all information under the caption “General – Beneficial Ownership of Capital Securities” in the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is furnished by incorporation by reference to all information under the captions “Corporate Governance – Board and Committee Member Independence” and “Transactions with Related Persons” in the Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is furnished by incorporation by reference to all information under the caption titled “Selection of Independent Registered Public Accounting Firm” in the Proxy Statement.

Speedway Motorsports, Inc. Annual Report on Form 10-K
87

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits incorporated by reference in this report, are:

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

Exhibit Number	Description
3.1	Certificate of Incorporation of Speedway Motorsports, Inc. (“SMI”) (incorporated by reference to Exhibit 3.1 to SMI’s Registration Statement on Form S-1 filed December 22, 1994 (File No. 33-87740) of SMI (the “Form S-1”)).

3.2	Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form S-1).

3.3	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431).

3.4	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2	Indenture dated as of May 16, 2003 among SMI, the guarantors named therein, and U.S. Bank National Association, as trustee (the “2003 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 Form 10-Q”)).

4.3	Form of 6 3/4% Senior Subordinated Notes due 2013 (included in the 2003 Indenture)

*10.1	Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R. Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).

*10.2	Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and H.A. “Humpy” Wheeler, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.44 to the Form S-1).

*10.3	Speedway Motorsports, Inc. 1994 Stock Option Plan Amended and Restated May 9, 2002 (incorporated by reference to Exhibit 4.1 SMI’s Registration Statement on Form S-8 filed May 31, 2002 (File No. 333-89496)).

*10.4	Speedway Motorsports, Inc. Formula Stock Option Plan Amended and Restated May 2, 2002 (incorporated by reference to Exhibit 1 to SMI’s Definitive Proxy Statement (Form DEFA 14A filed April 25, 2002).

*10.5	Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and Restated as of May 3, 2000 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed March 24, 2000).

Speedway Motorsports, Inc. Annual Report on Form 10-K
88

Exhibit Number	Description
10.6	Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to Form S-1).

10.7	Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton Smith in favor of SMI (incorporated by reference to Exhibit 10.20 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.8	Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).

10.9	Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

10.10	Guaranty Agreement dated as of December 18, 1996 among SMI, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).

10.11	Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe’s Home Center’s, Inc., Lowe’s HIW, Inc. and Sterling Advertising Ltd. (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.12	Asset Purchase Agreement between Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and Levy Premium Foodservice Limited Partnership dated November 29, 2001 (the “Levy Asset Purchase Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.14 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

10.13	Amendment Number 1 to Levy Asset Purchase Agreement dated January 31, 2002 (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the 2001 Form 10-K).

10.14	Management Agreement by and between SMI, Levy Premium Foodservice Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (the “Levy Management Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to the 2001 Form 10-K).

10.15	Assignment of and Amendment to Levy Management Agreement dated January 24, 2002 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

10.16	Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy Premium Foodservice Limited Partnership (incorporated by reference to Exhibit 10.18 to the 2001 Form 10-K).

10.17	Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc. in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc, Bristol Motor Speedway, Inc. and SMI (incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K).

10.18	Naming Rights Agreement Between Sears Point Raceway, LLC and SMI, and Infineon Technologies North America Corp., dated June 11, 2002 (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed June 24, 2002).

10.19	Credit Agreement dated as of May 16, 2003 among SMI and Speedway Funding, LLC as borrowers, certain subsidiaries and related parties of SMI, as Guarantors, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (the “2003 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to SMI’s June 30, 2003 Form 10-Q).

10.20	Pledge Agreement dated as of May 16, 2003 by SMI and the subsidiaries of SMI that are guarantors under the 2003 Credit Agreement, as pledgors, and Bank of America, N.A. as agent for the Lenders and a Lender under the 2003 Credit Agreement (incorporated by reference to Exhibit 10.2 to SMI’s June 2003 Form 10-Q).

10.21	Registration Rights Agreement dated as of May 16, 2003 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.3 to SMI’s June 2003 Form 10-Q).

Speedway Motorsports, Inc. Annual Report on Form 10-K
89

Exhibit Number	Description
10.22	Purchase Agreement dated May 8, 2003 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.4 to SMI’s June 2003 Form 10-Q).

*10.23	Description of Compensatory Arrangement with Mr. Marcus G. Smith.

*10.24	Speedway Motorsports, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed April 28, 2004 (File No. 333-114965)).

*10.25	Form of Incentive Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed December 14, 2004).

*10.26	Form of Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on 8-K filed December 14, 2004).

10.27	Second Amendment to Credit Agreement dated as of March 15, 2005, relating to the 2003 Credit Agreement, by among SMI, Speedway Funding, LLC, and certain of SMI’s subsidiaries and related parties, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.28	Speedway Motorsports, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2005) (the “SMI 2005 Form 10-K”).

10.29	Agreement and Plan of Merger dated August 29, 2005 by and among SMISC, LLC, a Delaware limited liability company (“Parent”), Motorsports Authentics, Inc., an Arizona corporation and a wholly owned indirect Subsidiary of Parent, Action Performance Companies, Inc., an Arizona corporation, and certain members of Parent (incorporated by reference to Exhibit 2.1 to SMI’s Current Report on Form 8-K filed August 30, 2005).

10.30	Third Amendment to Credit Agreement dated as of December 2, 2005, relating to the 2003 Credit Agreement, by among SMI and certain of its subsidiaries and related parties, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (incorporated by reference to Exhibit 10.30 to SMI’s 2005 Form 10-K).

10.31	Fourth Amendment, dated May 15, 2006, to the Credit Agreement dated May 16, 2003, as amended, among SMI and certain of its subsidiaries and related parties, and the various Lenders identified on the signature pages thereto (the Lenders), including Bank of America, N.A. as Administrative Agent for the Lenders, Wachovia Bank N.A., as Syndication Agent, Caylon New York Branch and SunTrust Bank, as the Documentation Agents, and Banc of America Securities LLC, as Lead Arranger and Book Manager, for the Lenders (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)( the “SMI September 30, 2006 Form 10-Q”).

10.32	Fifth Amendment, dated August 30, 2006, to the Credit Agreement dated May 16, 2003, as amended, among SMI and certain of its subsidiaries and related parties, and the various Lenders identified on the signature pages thereto (the Lenders), including Bank of America, N.A. as Administrative Agent for the Lenders, Wachovia Bank N.A., as Syndication Agent, Caylon New York Branch and SunTrust Bank, as the Documentation Agents, and Banc of America Securities LLC, as Lead Arranger and Book Manager, for the Lenders. (incorporated by reference to Exhibit 10.2 to SMI’s September 30, 2006 Form 10-Q).

10.33	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on 8-K filed October 23, 2006).

21.1	Subsidiaries of SMI.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensation contract, plan or arrangement.

Speedway Motorsports, Inc. Annual Report on Form 10-K
90

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.	Date: March 14, 2007

BY: /S/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dates

/S/ O. BRUTON SMITH O. Bruton Smith	Chairman and Chief Executive Officer (principal executive officer)	March 14, 2007

/S/ H.A. WHEELER H.A. Wheeler	President, Chief Operating Officer and Director	March 14, 2007

/S/ WILLIAM R. BROOKS William R. Brooks	Executive Vice President, Treasurer, Chief Financial Officer (principal financial officer and accounting officer) and Director	March 14, 2007

/S/ MARCUS G. SMITH Marcus G. Smith	Executive Vice President of National Sales and Marketing and Director	March 14, 2007

/S/ WILLIAM P. BENTON William P. Benton	Director	March 14, 2007

/S/ MARK M. GAMBILL Mark M. Gambill	Director	March 14, 2007

/S/ JAMES P. HOLDEN James P. Holden	Director	March 14, 2007

/S/ ROBERT L. REWEY Robert L. Rewey	Director	March 14, 2007

/S/ TOM E. SMITH Tom E. Smith	Director	March 14, 2007

Speedway Motorsports, Inc. Annual Report on Form 10-K
91