Form 10-Q
period 2007-03-31
SPEEDWAY MOTORSPORTS INC
filed 2007-05-10
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 10, 2007, there were 43,787,364 shares of common stock outstanding.

This Quarterly Report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements in this Quarterly Report on Form 10-Q that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Legal Proceedings”, “Controls and Procedures”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2007 and beyond; and (v) statements relating to the Company’s future capital projects, hosting of races, broadcasting rights, sponsorships, financing needs, oil and gas activities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “estimates”, “could”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in the Company’s 2006 Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q. At this date, there have been no material changes to those risk factors. Forward-looking statements included in this report are based on information available to the Company as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking information contained in this report.

The Company’s website is located at www.speedwaymotorsports.com. The Company makes available free of charge, through its website, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act. These reports are available as soon as reasonably practicable after we electronically file those materials with the United States Securities and Exchange Commission (SEC). The Company also posts on its website the charters of the Company’s Audit, Compensation, and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain other corporate governance materials contemplated by SEC or New York Stock Exchange (NYSE) regulations. The documents are also available in print, free of charge, to any requesting shareholder by contacting the Company’s corporate secretary at its company offices.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$148,167	$118,011
Short-term investments	3,153	3,128
Accounts and notes receivable, net	85,561	51,733
Prepaid income taxes	—	5,686
Inventories	17,156	14,837
Prepaid expenses	4,527	3,531
Deferred income taxes	6,115	6,115

Total Current Assets	264,679	203,041

Notes and Other Receivables:
Affiliates	9,780	10,726
Other	5,302	5,364
Other Assets	23,993	24,248
Property and Equipment, Net	1,074,219	1,054,676
Equity Investments in Associated Entities	131,999	135,346
Other Intangible Assets, Net	101,636	101,668
Goodwill	54,454	54,454

Total	$1,666,062	$1,589,523

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$25	$44
Accounts payable	32,635	23,035
Deferred race event income, net	135,191	112,651
Accrued income taxes	33,279	—
Accrued interest	7,670	2,315
Accrued expenses and other liabilities	15,863	21,415

Total Current Liabilities	224,663	159,460

Long-term Debt	428,438	428,438
Payable to Affiliate	2,594	2,594
Deferred Income, Net	10,974	11,099
Deferred Income Taxes	139,508	166,165
Other Liabilities	13,447	1,678

Total Liabilities	819,624	769,434

Commitments and Contingencies (Notes 2 and 8)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000, issued and outstanding—43,769,000 in 2007 and 43,807,000 in 2006	446	446
Additional Paid-in Capital	231,653	230,160
Retained Earnings	643,310	615,858
Accumulated Other Comprehensive Income	1,633	1,631
Treasury stock at cost, shares—826,000 in 2007 and 759,000 in 2006	(30,604)	(28,006)

Total Stockholders’ Equity	846,438	820,089

Total	$1,666,062	$1,589,523

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31:
	2007	2006
Revenues:
Admissions	$56,516	$54,195
Event related revenue	48,958	44,378
NASCAR broadcasting revenue	36,902	42,120
Other operating revenue	9,800	10,428

Total Revenues	152,176	151,121

Expenses and Other:
Direct expense of events	24,309	25,104
NASCAR purse and sanction fees	26,329	27,671
Other direct operating expense	11,103	7,694
General and administrative	20,140	20,479
Depreciation and amortization	10,553	10,070
Interest expense, net	4,694	5,872
Losses on equity investees	3,454	1,219
Other (income) expense, net	(25)	56

Total Expenses and Other	100,557	98,165

Income before Income Taxes	51,619	52,956
Provision for Income Taxes	(19,754)	(20,727)

Net Income	$31,865	$32,229

Basic Earnings Per Share	$0.73	$0.74

Weighted Average Shares Outstanding	43,773	43,827

Diluted Earnings Per Share	$0.72	$0.73

Weighted Average Shares Outstanding	43,968	44,040

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
Balance, January 1, 2007	43,807	$446	$230,160	$615,858	$1,631	$(28,006)	$820,089
Cumulative effect of adopting FIN 48 (Note 2)	—	—	—	(4,413)	—	—	(4,413)

Net income	—	—	—	31,865	—	—	31,865
Equity investee foreign currency exchange translation gains	—	—	—	—	34	—	34
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	(32)	—	(32)

Comprehensive income							31,867

Exercise of stock options	29	—	723	—	—	—	723
Tax benefit from exercise of stock options	—	—	167	—	—	—	167
Share-based compensation	—	—	603	—	—	—	603
Repurchases of common stock at cost	(67)	—	—	—	—	(2,598)	(2,598)

Balance, March 31, 2007	43,769	$446	$231,653	$643,310	$1,633	$(30,604)	$846,438

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31:
	2007	2006
Cash Flows from Operating Activities:
Net income	$31,865	$32,229
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of property and equipment	(92)	245
Depreciation and amortization	10,553	10,070
Amortization of deferred income	(284)	(283)
Deferred income tax provision	(31,070)	(822)
Losses on equity investees	3,454	1,219
Share-based compensation	603	597
Changes in operating assets and liabilities:
Accounts and notes receivable	(33,715)	(51,012)
Prepaid and accrued income taxes	38,965	13,598
Inventories	(2,392)	(11,033)
Prepaid expenses	(996)	(1,923)
Accounts payable	9,386	7,983
Deferred race event income	22,540	17,590
Accrued expenses and other liabilities	2,495	848
Deferred income	174	245
Other assets and liabilities	9,013	327

Net Cash Provided By Operating Activities	60,499	19,878

Cash Flows from Financing Activities:
Principal payments on long-term debt	(19)	(52)
Exercise of common stock options	723	2,913
Tax benefit from exercise of stock options	167	2,881
Repurchases of common stock	(2,598)	(5,579)

Net Cash (Used) Provided By Financing Activities	(1,727)	163

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31:
	2007	2006
Cash Flows from Investing Activities:
Payments for:
Capital expenditures	$(29,739)	$(21,418)
Expenditures for oil and gas exploration and production	(875)	—
Advances to equity investees	—	(3,000)
Proceeds from sales of property and equipment	936	52
Increase in notes and other receivables:
Affiliates	—	(125)
Other	—	(123)
Repayment of notes and other receivables:
Affiliates	1,000	1,423
Other	62	959

Net Cash Used By Investing Activities	(28,616)	(22,232)

Net Increase (Decrease) In Cash and Cash Equivalents	30,156	(2,191)
Cash and Cash Equivalents at Beginning of Period	118,011	117,888

Cash and Cash Equivalents at End of Period	$148,167	$115,697

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$1,112	$1,766
Cash paid for income taxes	566	6,841
Supplemental Non-Cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	214	(2,240)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), Speedway Systems LLC d/b/a SMI Properties and subsidiaries (SMI Properties), 600 Racing, Inc. (600 Racing), Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMISC Holdings, Inc., SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA LLC a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “six” speedways exclude NCS, where no National Association for Stock Car Auto Racing, Inc. (NASCAR) sanctioned races are being held at this time. See Note 1 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for further description of its business operations, properties and scheduled events.

Joint Venture Equity Investments—The Company and International Speedway Corporation (ISC) equally own a joint venture formed in August 2005 that operates independently under the name Motorsports Authentics (MA) to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA has license agreements with many of the top NASCAR, IRL, and NHRA teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. As of March 31, 2007, presentation of summarized financial information on assets, liabilities and operating results of the investees was not required.

2. SIGNIFICANT ACCOUNTING POLICIES

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its 2006 Annual Report on Form 10-K. In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company’s motorsports business.

Joint Venture Equity Investments—The equity method is used to account for investments in joint ventures and other associated entities in which the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%. As further described in Note 1, equity investments in associated entities consist primarily of the Company’s 50% owned joint venture Motorsports Authentics. MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results so that reporting periods coincide. The Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements. The Company’s share of MA’s operating results for December 1 through February 28 is included in “losses on equity investees” for the Company’s three months ended March 31, 2007 and 2006. All significant intercompany profits or losses have been eliminated in applying the equity method of accounting. No dividends have been received since formation.

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

Oil and Gas Activities —The Company is engaged in the purchase and sale of bulk petroleum products, associated commodity transactions, and oil and gas exploration and production activities. The Company has conducted these business activities primarily in Russia, Central America, North America, South America, Africa, and the United Kingdom. The Company may expand such business activities into Asia, the Middle East and other foreign regions. Oasis Trading Group LLC (Oasis), a United States company, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company enters into futures contracts associated with petroleum products and utilizes letters of credit for the purchase and sale of bulk petroleum products. The Company also had profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, bulk petroleum, oil and gas activities, futures contracts, and letters of credit hereafter are collectively associated with or referred to as “oil and gas activities”, “oil and gas business” or “oil and gas transactions”.

Consolidated Foreign Investments. As further discussed in Note 5, the Company’s Credit Facility permits investments by or in Oil-Chem and its direct or indirect subsidiaries (Oil-Chem) aggregating up to an additional $50,000,000 for oil and gas activities. In May 2006, the Company formed Speedway Motorsports International Limited (BVI) (SMIL), a wholly-owned subsidiary of Oil-Chem. In 2006, SMIL acquired 100% and majority interests in two foreign entities owning certain oil and gas mineral rights in Russia for cash consideration aggregating $6,589,000. As of March 31, 2007 and December 31, 2006, amounts invested in these entities aggregate $10,560,000 and $9,575,000, consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method. These entities are consolidated and associated minority interests as of March 31, 2007 and December 31, 2006 aggregated approximately $84,000 and $96,000, are included in other liabilities and will be reported separately if and when significant. The operating results of these entities through March 31, 2007 were not significant.

Revenue Recognition and Other Accounting Policies. The Company evaluates the underlying transactional terms and conditions, along with associated accounting guidance, in determining whether revenues, costs, and operating profits or losses, including changes in the fair value of commodity hedges and shared profits and losses, from oil and gas transactions should be reported on a gross or net basis. Amounts invested in the consolidated foreign entities are recorded based on cost, and associated oil and gas exploration and production activities are accounted for using the full-cost method of accounting. Direct and certain indirect costs associated with the acquisition, exploration, development and production of oil and gas properties are capitalized and included in property and equipment as “capitalized oil and gas exploration and production costs”. Amortization of these costs is determined using the unit-of-production method based on estimated proven oil and gas reserves. Costs associated with properties under development or unevaluated are initially excluded from full cost amortization bases until determined “proven” or not, at which time capitalized amounts become subject to the full cost ceiling limitations. The Company performs a quarterly ceiling test to evaluate whether carrying values of our full cost pools exceed ceiling limitations. No writedown of these costs was considered necessary as of March 31, 2007. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R) “Consolidation of Variable Interest Entities”, the Company evaluates whether the assets, liabilities, noncontrolling interests, and operations of a variable interest entity should be consolidated. The Company has evaluated FIN 46R as related to certain parties involved with its oil and gas investment activities. Under certain FIN 46R exemptions, the Company excluded from evaluation certain parties due to the business exemption or access to financial data. However, the activities of these entities are described below.

Gross revenues and product and associated operating costs from bulk petroleum transactions are included in other operating revenue and other direct operating expense, respectively. The Company reports the changes in fair value, and settlement gains or losses, of futures contracts in other operating revenue. The Company had a contract to supply petroleum products that was considered an energy supply contract and was treated as a derivative under Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities”. That contract expired on September 30, 2006. The Company was not involved in any energy supply contracts as of March 31, 2007 or December 31, 2006. Operating profits or losses associated with the trading contract have been reported on a net basis in other operating revenue.

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

Revenues and Other Period Information. There were no oil and gas transactions reported on a gross basis in the three months ended March 31, 2007 or 2006. There were no energy supply contract related oil and gas transactions reported on a net basis in the three months ended March 31, 2007. For such supply contract transactions reported on a net basis in the three months ended March 31, 2006, associated billings totaled $48,314,000 and associated profits, excluding recovery allowances, amounted to $637,000. Revenues and operating costs associated with Russian oil and gas exploration and production activities during the three months ended March 31, 2007 were not significant. There were no oil and gas exploration and production activities during the three months ended March 31, 2006.

Credit and Other Risks and Contingencies. Oil and gas transactions may involve concentrations of credit and other risks different from the Company’s motorsports operations. As of March 31, 2007, the Company had credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions. Approximately $7,383,000 or 9% of total net current accounts and notes receivables are due from a relatively small number of petroleum industry customers and merchants in Central America and Russia, including a promissory note for $5,000,000 due in June 2007 from a South American entity under certain profit sharing arrangements. Also, from time to time, bulk petroleum inventory products may be located in and managed by a relatively small number of vendors in Central America or Russia. The Company’s Credit Facility contains a separate sub-limit for letters of credit of up to $75,000,000 for use in oil and gas activities and other business transactions. As of March 31, 2007, the Company had outstanding letters of credit of approximately $2,000,000 associated with oil and gas transactions, and had no bulk petroleum product inventory.

At March 31, 2007, uncertainty exists as to the full realization of receivables due from two foreign entities and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from two foreign entities because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in a foreign country. Management is currently pursuing available recoverability alternatives. Under its profit and loss sharing arrangement, the Company has recorded receivables from Oasis, a significant portion of which pertains to that entity’s reimbursable share of loss associated with the recoverability assessment of amounts due from these two foreign entities. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities; therefore, uncertainty exists regarding recoverability and amounts due were reserved as of March 31, 2007. As of March 31, 2007 and December 31, 2006, the Company has recorded allowances for possible uncollectible amounts of approximately $19,813,000 and $17,598,000 based on estimated ultimate realization after possible recovery, settlement and other costs and insurance. Recovery allowances of approximately $3,525,000 are reflected in other direct operating expense for the three months ended March 31, 2007, and amounts reflected for the three months ended March 31, 2006 were not significant. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

Realization of receivables, inventories and investments, and the ability to invest and compete successfully and profitably, are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness; current and future market demand; customary risks associated with oil and gas exploration and production and other business activities; regional and global market and economic conditions, including geopolitical situations in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds; other factors outside of management’s control when conducting operations in Russia and other foreign countries; global petroleum product supply and demand; regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs; and other factors. Default on payment by one or more customers, or should inventory not be realized or recovered, could have a material adverse impact on the Company’s operating results. SMIL may expand or increase its investment with the two foreign entities discussed above if sufficiently proven and developable reserves are found. SMIL may also make other foreign investments and participate with others, including entering into contracts or joint venture arrangements involving oil and gas exploration, development and production activities depending on opportunities that may arise. The carrying value of current and future investments could become impaired from insufficient sustained profitability and operating cash flows resulting from the aforementioned and other factors. Such factors, if significantly negative or unfavorable, could result in an impairment charge that has a material adverse impact on the Company’s financial condition or future results of operations.

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

Food and Beverage Management Agreement—Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (collectively, the Levy Group) have exclusive rights to provide on-site food, beverage and hospitality catering services for essentially all events and operations of the Company’s six speedways and other outside venues under a long-term food and beverage management agreement. The agreement provides for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The management contract period is initially for ten years, commencing in 2002, with a renewal option for an additional ten-year period. The Company’s commission income, based on net revenues associated with activities provided by the Levy Group, is reported in event related revenue or other operating revenue depending on the venue at which provided.

Quarterly Reporting—The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at the Company’s speedways from time to time lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of its motorsports business.

Recently Issued Accounting Standards—The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosures and transition. Evaluation of a tax position includes determining whether it is more likely than not a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position meets the more-likely-than-not recognition threshold, it is presumed the position will be examined by appropriate taxing authorities having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation. FIN 48 must be applied to all existing tax positions upon initial adoption. See “Income Taxes” below for the impact of adoption and required disclosures under FIN 48.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. EITF No. 06-3 pertains to any tax assessed by governmental authorities that are directly imposed on revenue-producing transactions, including, but not limited to sales, use, value added, and certain excise taxes. EITF No. 06-3 also provides guidance on disclosing accounting policies for presenting such taxes on a gross or net basis and the amount of such taxes reported on a gross basis. The Company adopted EITF No. 06-3 in the first quarter 2007. The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in the Consolidated Statement of Operations. Such taxes reported on a gross basis in the three months ended March 31, 2007 and 2006 amounted to $4,202,000 and $4,092,000. The adoption of EITF No. 06-3 had no other impact on the Company’s financial statements or disclosures.

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

Income Taxes—As of January 1, 2007, the Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” which is further described above in “Recently Issued Accounting Standards”. In adopting FIN 48, the Company recognized an increase to income tax liabilities of $7,633,000 and noncurrent deferred tax assets of $3,220,000, and a corresponding cumulative adjustment decrease to retained earnings of $4,413,000 as of January 1, 2007. The non-cash adjustment had no impact of the Company’s results from operations. As of March 31, 2007, income tax liabilities for unrecognized tax benefits of approximately $11,535,000 were included in other noncurrent liabilities. As of December 31, 2006, income tax liabilities of approximately $3,428,000 were classified in accrued expenses and other liabilities based on SFAS No. 5 “Accounting for Contingencies”. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense.

At March 31, 2007 and December 31, 2006, the Company had significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the Internal Revenue Service (IRS), the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. As of and through March 31, 2007 and December 31, 2006, the change resulted in reclassifying noncurrent deferred income taxes of approximately and $28,825,000 and $27,266,000, respectively, to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $28,825,000 in each of 2007 and 2008. No accelerated taxes were paid in the three months ended March 31, 2007 or 2006. Accelerated taxes of $27,266,000 were paid in 2006. Management believes the Company’s use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. Management believes filing the change in tax accounting method was the best course of action to minimize costs and uncertainty. Management anticipates that cash and cash equivalents and cash flow from operations will be sufficient to fund these payments. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over longer periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s financial position or future results of operations.

In 2006, the IRS began performing a periodic examination of the Company’s federal income tax returns for the years ended December 31, 2004 and 2003. In February 2007, the Company reached a settlement with the IRS regarding all assessments proposed with respect to those tax returns, which resulted in reducing tax allowances no longer needed by $313,000 with respect to settled matters.

Other Contingencies—LMS’s property includes areas used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the LMS property ceased in 1992, but LMS currently allows certain property to be used for land clearing and inert debris landfilling (LCID). Landfilling for construction and demolition debris (C&D) has ceased on the LMS property. Management believes the Company’s operations, including the landfills on its property, comply with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

Reclassifications—Prior year losses on equity investees were reclassified from other (income) expense, net to conform with current year presentation.

3. INVENTORIES—Inventories consist of the following components (in thousands):

	March 31, 2007	December 31, 2006
Souvenirs and apparel	$10,050	$8,108
Finished vehicles, parts and accessories	4,805	4,534
Micro-lubricant® and other	2,301	2,195

Total	$17,156	$14,837

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At March 31, 2007 and December 31, 2006, inventories reflect provisions of $7,266,000 and $7,542,000, and there were no bulk petroleum inventories.

4. GOODWILL AND OTHER INTANGIBLE ASSETS—Goodwill and other intangible assets represents the excess of business acquisition costs over the fair value of net assets acquired, and all such intangible assets are associated with the Company’s motorsports related activities and reporting unit. Acquired intangible assets are valued using the direct value method. The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. Nonamortizable intangible assets for race event sanctioning and renewal agreements and driving school license agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. The Company evaluates goodwill and other intangible assets for possible impairment annually as of April 1, or when events or circumstances indicate possible impairment may have occurred. Management’s latest annual assessment of goodwill and other intangible assets as of April 1, 2007 indicated there had been no impairment. As of March 31, 2007 and December 31, 2006, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	March 31, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$98,783	—	$98,783	$98,783	—	$98,783	—
Amortizable network and other media promotional contracts	3,320	$(467)	2,853	3,320	$(435)	2,885	30

Total	$102,103	$(467)	$101,636	$102,103	$(435)	$101,668

There were no changes in the gross carrying value of other intangible assets and goodwill during the three months ended March 31, 2007.

5. LONG-TERM DEBT

Bank Credit Facility—The Company has a long-term, senior revolving credit facility (the Credit Facility or the Revolving Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility: (i) provides for aggregate borrowings of up to $400,000,000, including separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75,000,000, increasing up to $150,000,000 subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80,000,000, plus up to an additional aggregate of $175,000,000 for specified capital expenditures; (v) includes an “accordion” feature that provides for additional borrowings of up to $100,000,000 subject to meeting specified conditions; (vi) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vii) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the Credit Facility term. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the Credit Facility, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). As of March 31, 2007 and December 31, 2006, outstanding borrowings under the Revolving Facility were $98,438,000. As of March 31, 2007, outstanding letters of credit amounted to $3,172,000 and the Company could borrow up to an additional $298,390,000 under the Credit Facility.

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

Senior Subordinated Notes—In May 2003, the Company completed a private placement of 6 3/4% Senior Subordinated Notes due 2013 in the aggregate principal amount of $230,000,000, filed a registration statement in August 2003 to exchange these notes for substantially identical notes registered under the Securities Act, and completed the exchange offer in September 2003. In July 2004, the Company completed a private placement of an $100,000,000 add-on offering to the $230,000,000 Senior Subordinated Notes issued in May 2003 to fund the 2004 North Carolina Speedway acquisition. The Company filed a registration statement in August 2004 to exchange these add-on notes for substantially identical registered notes and completed the exchange offer in October 2004. The add-on notes are identical to the Senior Subordinated Notes issued in May 2003 with the same interest rate, maturity, covenants, limitations, and other terms and are governed by the same indenture (hereafter both issuances are referred to as the Senior Subordinated Notes).

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

The Credit Facility and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of March 31, 2007. See Note 6 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for further information on the terms and conditions of the Credit Facility and the Senior Subordinated Notes.

Interest Rate Swaps— The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. In 2003, the Company entered into two interest rate swap transactions with a financial institution that provide fixed interest rate features on certain variable rate term loan obligations and variable interest rate features on certain fixed rate senior subordinated debt obligations. The Company presently has one interest rate cash flow swap relating to certain variable rate debt obligations. Changes in fair value and differentials paid or received in periodic settlements are reflected as an adjustment to interest expense and included in operating activities in the statement of cash flows. As discussed below, in 2005, the Company terminated a fair value hedge interest rate swap that provided variable interest rate features on certain fixed rate term loan obligations. For early terminated swap agreements, net settlement payments at termination are deferred when received and amortized into income as a yield adjustment to interest expense over the underlying hedged debt term.

Under the present interest rate swap agreement, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $50,000,000. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. In the second quarter 2006, the cash flow swap agreement was determined not to meet the conditions for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Interest expense for the three months ended March 31, 2007 increased $223,000 due to market value changes of the interest rate swap agreement, and prior to discontinuation of hedge accounting did not impact interest expense. At March 31, 2007 and December 31, 2006, the Company has reflected a net derivative asset for this swap of $775,000 and $998,000. In 2005, the fair value hedge swap agreement was terminated and settled with a $501,000 net payment to the Company. The $501,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through May 2013. Such interest expense adjustments totaled $16,000 in each of the three months ended March 31, 2007 and 2006. Interest expense reflects net settlement receipts totaling $171,000 and $83,000 in the three months ended March 31, 2007 and 2006.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended March 31:
	2007	2006
Gross interest costs	$7,625	$7,333
Less: capitalized interest costs	(936)	(429)

Interest expense	6,689	6,904
Interest income	(1,995)	(1,032)

Interest expense, net	$4,694	$5,872

Weighted-average interest rate on borrowings under bank revolving credit facility	6.3%	5.8%

6. PER SHARE AND OTHER EQUITY INFORMATION — The following schedule reconciles basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended March 31:
	2007	2006
Net income applicable to common stockholders and assumed conversions	$31,865	$32,229

Weighted average common shares outstanding	43,773	43,827
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	195	213

Weighted average common shares outstanding and assumed conversions	43,968	44,040

Basic earnings per share	$0.73	$0.74

Diluted earnings per share	$0.72	$0.73

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	44	42

Stock Repurchase Program — In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Company’s Board of Directors authorized SMI to repurchase up to an additional 1,000,000 shares of outstanding common stock under the same terms and conditions as the initial share repurchase authorization. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the three months ended March 31, 2007, the Company repurchased 67,000 shares of common stock for $2,598,000.

7. RELATED PARTY TRANSACTIONS

Notes and other receivables from affiliates at March 31, 2007 and December 31, 2006 include $1,098,000 and $1,087,000, including accrued interest, due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner. The note is collateralized by certain partnership land. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it an appropriate use of available Company funds based on interest rates at the original transaction date, underlying note collateral and creditworthiness of the Company’s Chairman and his partnership.

Notes and other receivables from affiliates at December 31, 2006 include $951,000 due from the Company’s Chairman and Chief Executive Officer. The amount due was repaid in full during the three months ending March 31, 2007. The amount due represented premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman before July 30, 2002 and accrued interest. The Board of Directors, including SMI’s independent directors, had reviewed this compensatory arrangement and determined it an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of the Chairman.

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at March 31, 2007 and December 31, 2006 include $5,423,000 and $5,492,000 due from Sonic Financial. The amounts due were reduced from shared expenses net of accrued interest by $69,000 and $25,000 in the three months ended March 31, 2007 and 2006. The Board of Directors, including SMI’s independent directors, have reviewed these transactions and determined them to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Sonic Financial and the Company’s Chairman.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, are payable on demand, and because the Company does not anticipate or require repayment before March 31, 2008, have been classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2006 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances and decreases from repayments by, and shared expenses with, affiliates. All increases pertain to note receivable arrangements in place before July 30, 2002.

Notes and other receivables from affiliates at March 31, 2007 and December 31, 2006 also include $3,258,000 and $3,196,000, including accrued interest, due from Motorsports Authentics, a 50% owned joint venture (see Note 1). The note was executed in 2006, bears interest at prime and is due within thirteen months of demand. Because the Company does not anticipate or require repayment before March 31, 2008, the amount has been classified as noncurrent assets in the accompanying consolidated balance sheet. The Board of Directors, including SMI’s independent directors, have reviewed this transaction and determined it to be an appropriate use of available Company funds based on interest rates at the time of transaction and creditworthiness of Motorsports Authentics.

Amounts payable to affiliate at March 31, 2007 and December 31, 2006 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates. The Company believes the terms of these loans and advances are more favorable than those that could be obtained in an arm’s-length transaction with an unrelated third party.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $49,000 each period for the three months ended March 31, 2007 and 2006. Rent expense for SMI Properties approximated $78,000 and $83,000 for the three months ended March 31, 2007 and 2006. The Company believes the leases contain terms more favorable to the Company than could be obtained from unaffiliated third parties. Additionally, a special committee of independent and disinterested SMI directors on the Company’s behalf evaluated these leases, assisted by independent counsel and real estate experts, and concluded the leases are in the best interests of the Company and its stockholders. The economic terms of the leases were based on several factors, including projected earnings capacity of 600 Racing and SMI Properties, the quality, age, condition and location of the facilities, and rent paid for comparable commercial properties. At March 31, 2007 and December 31, 2006, amounts owed to Chartown were not significant.

LVMS purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $323,000 and $92,000 in the three months ended March 31, 2007 and March 31, 2006. Vehicles sold to SAI approximated $135,000 in the three months ended March 31, 2007. There were no vehicles sold during the three months ended March 31, 2006. The Company believes the purchase and sale terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At March 31, 2007 and December 31, 2006, there were no amounts due to or from SAI.

Oil-Chem sold zMax micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $694,000 and $517,000 for the three months ended March 31, 2007 and 2006. The Company believes these sales occurred on terms no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At March 31, 2007 and December 31, 2006, approximately $390,000 and $143,000 was due from SAI and is reflected in current assets.

SMI Properties purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from two entities owned by Motorsports Authentics, a 50% owned joint venture (see Note 1). In the three months ended March 31, 2007, merchandise purchases approximated $2,267,000 and merchandise sales and event related commissions approximated $1,333,000. In the three months ended March 31, 2006, merchandise purchases approximated $2,804,000 and merchandise sales and event related commissions approximated $1,635,000. The

Company believes purchase, sale and commission terms approximated market value and were no less favorable than could be obtained in an arm’s-length transaction with an unrelated third party. At March 31, 2007 and December 31, 2006, net amounts owed to MA approximated $1,589,000 and $791,000, and are reflected in current liabilities.

The foregoing related party balances as of March 31, 2007 and December 31, 2006 and transactions for the three months ended March 31, 2007 and 2006 are summarized below (in thousands):

	2007	2006
Notes receivable and other receivables	$10,170	$10,869
Amounts payable to affiliates	4,183	3,546

Merchandise and vehicle purchases	2,590	2,896
Merchandise and vehicle sales and event related commissions, reimbursed shared expenses and project management services	2,257	2,152
Rent expense	127	132
Interest income	183	124
Interest expense	35	33

8. LEGAL PROCEEDINGS — The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

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

Currently, all but two state court lawsuits in connection with this incident have been resolved by the defendants. One of those lawsuits was dismissed by the trial court, and the dismissal was affirmed by the North Carolina Court of Appeals. The plaintiff has petitioned for review by the North Carolina Supreme Court. The other lawsuit has been tentatively resolved and is awaiting final approval. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Jonie Shires filed a lawsuit against BMS and an employee Josh King in Tennessee federal court. The plaintiff alleges traumatic brain injury caused by an alleged blow to her head from a falling tent pole. The plaintiff seeks damages in the amount of $5,000,000. The Company is seeking indemnity from the plaintiff’s employer. The Company filed a motion for summary judgment seeking dismissal of all of the plaintiff’s claims. On March 13, 2007, the Court entered summary judgment in favor of BMS and Josh King. The plaintiff has filed a motion with the court seeking a reconsideration of the summary judgment ruling. The court has not yet ruled on this motion. The Company will continue to defend this lawsuit vigorously if an appeal is filed. Management does not expect the disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Karen Davies and William Davies, individually and as guardians of Ryan Davies and Peyton Davies filed a lawsuit seeking damages against TMS, INEX, 600 Racing and SMI in the District Court of Tarrant County, Texas on January 2, 2007. Ryan Davies was injured while participating in an event at TMS, and the Davies allege that negligence on the part of TMS, INEX, 600 Racing and SMI caused the accident. TMS, INEX, and 600 Racing filed answers on February 2, 2007, denying all material allegations. SMI made a special appearance on February 2, 2007, challenging the jurisdiction of the Texas court over it. TMS, INEX, 600 Racing and SMI are vigorously defending this matter. On March 5, 2007, TMS, INEX, and 600 Racing filed counterclaims and third-party claims asserting that other parties were liable for the accident involving Ryan Davies. Discovery is ongoing in this matter. SMI is currently unable to predict the amount of claims relating to this accident which may be made against it and how those claims might be resolved. At this time, management does not expect disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

9. STOCK COMPENSATION PLANS

2004 Stock Incentive Plan — Awards under the 2004 Stock Incentive Plan (the 2004 Plan) may be in the form of incentive stock options, non-statutory stock options or restricted stock. Under the 2004 Plan, 2,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (i) no more than 1,000,000 shares may be granted in the form of restricted stock awards; (ii) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (iii) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (iv) in the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. At March 31, 2007, approximately 1,958,000 shares are available for future grant. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate ten years from adoption in February 2004. The exercise price of all stock options granted under the 2004 Plan was the fair or trading value of the Company’s common stock at grant date. To date, stock options expire ten years from grant date and vest immediately or in equal installments over three years and restricted stock vests three years from grant date.

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

Formula Stock Option Plan —The Formula Stock Option Plan is for the benefit of the Company’s outside directors. The plan authorizes options to purchase up to an aggregate of 800,000 shares of common stock. At March 31, 2007, options for 240,000 shares are available for future grant. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the average fair market value per share for the ten day period prior to award. All options to purchase shares under this plan generally vest in six months, and expire ten years, from grant date. The Company granted options under the Formula Stock Option Plan to purchase 10,000 shares of common stock to each of five outside directors as of January 2, 2007 at an exercise price per share of $38.45 determined in accordance with plan provisions.

Employee Stock Purchase Plan —The SMI Employee Stock Purchase Plan (the ESPP) provides employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At March 31, 2007, approximately 439,000 shares are available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether eligible employees electing to participate will be granted the right to purchase shares of common stock for the upcoming calendar year and, if granted, the number of shares available for purchase under each option. All employee grants are for the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in each calendar year, nor can an employee purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Grants may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for calendar years 2007 or 2006.

SFAS No. 123R “Share-Based Payment”—As of January 1, 2006, the Company implemented SFAS No. 123R “Share-Based Payment” using the modified prospective method of transitioning to SFAS No. 123R, and began recognizing compensation expense related to stock option and other share-based compensation grants. Under the modified prospective transition method, share-based compensation cost is recognized for (i) unvested share-based awards granted before January 1, 2006 based on the grant date fair value estimated using the original provisions of SFAS No. 123 and (ii) share-based awards granted after January 1, 2006 based on grant-date fair value estimated using the provisions of SFAS No. 123R. All stock options granted under the 1994 Plan and the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date, and under the Formula Stock Option Plan for Directors have an exercise price equal to the average fair market value per share for the ten day period prior to award. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted.

For the three months ended March 31, 2007 and 2006, share-based compensation expense totaled $603,000 and $597,000, before income taxes of $231,000 and $234,000, and is included in general and administrative expense. The fair value of stock option grants for the 1994 Plan, 2004 Plan and Formula Stock Option Plan is estimated on grant date using the Black-Scholes option-pricing model based on the following factors and assumptions. Expected volatility is based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises, forfeitures and employee terminations within the pricing model. Employee groups have similar historical exercise experience and are combined for valuation purposes. The expected term of granted options is estimated based on historical exercise experience and represents the time period that granted options are expected to be outstanding. Risk-free interest rates for periods within the expected life of options are based on the US Treasury yield curve in effect at the time of grant. The Company believes the pricing model and approach utilized to develop the underlying assumptions are appropriate for estimating the fair values of share-based awards. These fair value and other estimates are not intended to predict future events or value ultimately realizable by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of original estimates.

	Three Months Ended March 31:
	2007	2006
Options granted	50,000	65,000
Weighted average grant-date fair values	$13.15	$10.06
Total intrinsic value of options exercised	$412,000	$1,702,000
Expected volatility	24.4%	28.0%
Risk-free interest rates	4.7%	4.4%
Expected lives (in years)	7.2	4.6
Dividend yield	0.9%	0.9%

The following is a summary of vested and non-vested option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan during the three months ended March 31, 2007 (shares and aggregate intrinsic value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Vested and Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	1,107	$30.62	—	—	481	$37.62	—	—	350	$28.85	—	—
Granted	—	—	—	—	—	—	—	—	50	38.45	—	—
Expired, forfeited or cancelled	—	—	—	—	—	—	—	—	—	—	—	—
Exercised	(18)	24.54	—	—	(3)	37.00	—	—	(8)	22.31	—	—

Outstanding, March 31, 2007	1,089	$30.72	4.7	$9,165	478	$37.63	8.2	$582	392	$30.20	6.1	$3,352

Exercisable, March 31, 2007	1,089	$30.72	4.7	$9,165	373	$37.31	7.9	$551	342	$29.00	5.6	$3,337

Expected to vest, March 31, 2007	—	—	—	—	102	$38.75	9.3	$29	50	$38.45	9.8	$15

As of March 31, 2007, there was approximately $1,201,000 of total unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan and the Formula Stock Option Plan that is expected to be recognized over a weighted-average period of 0.8 year. The Company generally records stock-based compensation cost for granted stock options on the accelerated method using a graded vesting schedule over the requisite service period. Outstanding and exercisable stock options with no intrinsic value as of March 31, 2007 are excluded from the aggregate intrinsic values presented above. In the three months ended March 31, 2007, options to purchase 5,000 shares of common stock vested under the 2004 Plan. There were no capitalized share-based compensation costs at March 31, 2007 or December 31, 2006. The following is a summary of non-vested option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan during the three months ended March 31, 2007 (shares in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant- date Fair Value Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant- date Fair Value Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant- date Fair Value Per Share
January 1, 2007	—	—	—	—	110	$38.61	9.5	$12.32	—	—	—	—
Granted	—	—	—	—	—	—	—	—	50	$38.45	10.0	$13.15
Vested	—	—	—	—	(5)	35.68	8.8	10.34	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—	—	—	—	—

March 31, 2007	—	—	—	—	105	$38.75	9.3	$12.42	50	$38.45	9.8	$13.15

Options outstanding and exercisable for the 1994 Plan, 2004 Plan and Formula Stock Option Plan combined as of March 31, 2007 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number Outstanding	Exercise Price	Remaining Contractual Life- In Years	Number Exercisable	Exercise Price	Remaining Contractual Life- In Years
$18.85	93	$18.85	4.5	93	$18.85	4.5
23.31-24.38	138	22.99	3.4	138	22.99	3.4
25.28-26.36	248	26.09	5.5	248	26.09	5.5
26.88-29.13	275	28.57	3.2	275	28.57	3.2
29.64-31.05	205	29.71	6.7	205	29.71	6.7
33.81-35.68	107	34.61	6.5	97	34.51	6.2
37.00	456	37.00	7.7	456	37.00	7.7
38.18-41.13	437	39.73	6.1	292	40.16	4.5

$18.85-$41.13	1,959	$32.30	5.8	1,804	$31.76	5.5

The following is a summary of non-vested restricted stock activity regarding the 2004 Plan during the three months ended March 31, 2007 (shares and aggregate intrinsic value in thousands):

Non-vested Restricted Stock	Shares	Weighted- Average Grant- date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
January 1, 2007	36	$39.02	2.9	—
Granted	1	39.10	3.0	—
Vested	(1)	—	—	—
Forfeited	—	—	—	—

March 31, 2007	36	$39.06	2.7	$1,415

As of March 31, 2007, there was approximately $1,215,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the 2004 Plan that is expected to be recognized over a weighted-average period of 1.5 years. The Company generally records stock-based compensation cost for restricted stock awards using the straight line method over the requisite service period.

See Note 11 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for additional information and terms of the Company’s stock incentive, stock option and employee stock purchase plans.

10. SEGMENT DISCLOSURES—The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its six major speedway facilities located in the United States. The Company’s business and activities, including those of its subsidiaries and joint venture equity investees, are further described in Note 1 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of TSI and MBM non-event motorsports merchandising, 600 Racing non-event merchandising and sanctioning body activities, SMIL and Oil-Chem oil and gas and micro-lubricant activities, and office rentals at certain Company speedways. Certain oil and gas activities include operations and assets located in foreign countries as further described in Note 2–“Oil and Gas Activities”.

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes and other expense (income) and unusual non-recurring items, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. There were no significant intersegment or intercompany revenues, expenses or other transactions during the periods presented. The following segment information is as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 (in thousands):

	2007			2006
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$144,565	$7,611	$152,176	$142,594	$8,527	$151,121
Depreciation and amortization	10,423	130	10,553	9,940	130	10,070
Losses from equity investees	3,454	—	3,454	1,219	—	1,219
Operating income	63,196	(3,454)	59,742	61,044	(941)	60,103
Capital expenditures	29,519	1,095	30,614	21,380	38	21,418
Goodwill and other intangibles	147,745	8,345	156,090	147,745	8,377	156,122
Total assets	1,600,762	65,300	1,666,062	1,527,573	61,950	1,589,523
Equity investments	131,999	—	131,999	135,346	—	135,346

The following table reconciles segment operating income above to consolidated income before income taxes for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31:
	2007	2006
Total segment operating income	$59,742	$60,103
Less:
Interest expense, net	(4,694)	(5,872)
Losses on equity investees	(3,454)	(1,219)
Other income (expense), net	25	(56)

Consolidated income before income taxes	$51,619	$52,956

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

“Other operating revenue” includes: revenues of TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; certain merchandising revenues of SMI Properties and its wholly-owned subsidiary, MBM, a wholesale and retail mail-order distributor of racing and other sports related souvenir merchandise and apparel; oil and gas exploration transactions; Legends Car and parts sales of 600 Racing; restaurant, catering and membership income from the Speedway Clubs at LMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant®; and industrial park and office rentals. “Earnings or losses on equity investees” include the Company’s share of its Motorsports Authentics merchandising joint venture equity investee profits or losses. The Company’s revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than non-event merchandise sales, as well as sales of TSI, Legends Cars, Oil-Chem, SMI Trackside, MBM, bulk petroleum transactions, oil and gas exploration and production activities, or other operating revenues.

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

See Note 10 to the Consolidated Financial Statements for operating and other financial information on the Company’s reporting segments.

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

Seasonality and Quarterly Results

In 2007, the Company plans to hold 19 major annual racing events sanctioned by NASCAR, including 11 NEXTEL Cup and eight Busch Series racing events. We also plan to hold seven NASCAR Craftsman Truck Series racing events, two Indy Racing League (IRL) racing events, four major National Hot Rod Association (NHRA) racing events, and two World of Outlaws (WOO) racing events. In 2006, we held 19 major annual racing events sanctioned by NASCAR, including 11 NEXTEL Cup and eight Busch Series racing events, seven NASCAR Craftsman Truck Series racing events, two IRL racing events, two International Race of Champions (“IROC”) racing events, four major NHRA racing events, and three WOO racing events. The Company’s business has been, and is expected to remain, highly seasonal.

The Company sometimes produces minimal operating income during the third quarter when it hosts only one major NASCAR race weekend. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three months ended March 31, 2007 and 2006 are not indicative of results that may be expected for the entire year because of such seasonality.

Set forth below is certain comparative summary information with respect to the Company’s scheduled major NASCAR-sanctioned racing events for 2007 and 2006.

	Number of scheduled major NASCAR-sanctioned events
	2007	2006
1st Quarter	6	6
2nd Quarter	6	6
3rd Quarter	2	2
4th Quarter	5	5

Total	19	19

Near-term Operating Factors

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General factors and current operating trends

•	New eight-year NASCAR broadcast rights agreement

•	Oil and gas activities

•	Motorsports Authentics merchandising joint venture

•	Non-event and event souvenir and other merchandising revenues

•	2007 earnings guidance

•	Insurance coverage

Items discussed elsewhere in indicated sections of this report:

•	Income taxes and first quarter 2007 adoption of FASB Interpretation No. 48 (discussed in Note 2 to the Consolidated Financial Statements – “Recently Issued Accounting Standards”).

•

2007 stock repurchases and authorization to repurchase common stock increased from one million to two million shares (discussed below in “Liquidity and Capital Resources, Future Liquidity – Stock Repurchase Program” and Part II, Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds”).

General Factors and Current Operating Trends – The Company’s year-to-date results for the 2007 race season reflect ongoing increases in sponsorship, luxury suite rentals, advertising, and other corporate, as well as camping and driving school, event related revenues. Most of the Company’s 2007, and several of its 2008, NASCAR NEXTEL Cup and Busch Series event sponsorships are already sold, and pre-sales for other corporate event related revenues are showing similar trends. For the Company’s upcoming 2007 events, tickets and luxury suites are essentially sold-out for BMS’s August 2007 NEXTEL Cup event, and ticket sales at AMS, IR and LMS are higher than last year, and at TMS are slightly below the same time last year. However, at this early date, management is unable to determine whether event results will differ from those previously estimated. The 2007 to-date broadcast television and cable ratings for the NASCAR NEXTEL Cup and Busch Series have shown slight decreases from the prior year.

Fuel prices and interest rates have risen for various reasons, including geopolitical, economic and other factors and may continue to rise. Natural disasters such as Hurricanes Katrina and Rita can cause significant increases in fuel prices and significant adverse economic effects. The national incidents of September 11, 2001, along with the Iraq war and terrorism alerts, have raised a combination of challenging operating factors, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Economic conditions could be severely affected by future actual or threatened events of a similar nature or other national, regional or local incidents, which could materially adversely affect the Company’s future operating results. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions surrounding racing events can have a negative effect on successive events in future periods because consumer demand can be affected by the success of past events. These factors affect consumer and corporate spending sentiment. The Company believes that reduced consumer spending impacted admissions and the demand for souvenir, apparel and other merchandise at certain non-event company and outside venues, with related effects on event related and other operating revenues. While management believes the Company’s strong operating cash flow will continue, economic conditions, rising fuel prices, and the competitiveness of racing can affect ticket, corporate marketing, sponsorships and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, management decided not to increase many ticket and concession prices in 2007 to help foster fan support and mitigate any near-term demand weakness.

NASCAR Broadcasting Rights Agreement – Broadcasting revenues continue to be a significant long-term revenue source for the Company’s core business. A substantial portion of the Company’s recent profit growth has resulted from a significant increase in television revenues received from the arrangements NASCAR has made with various television networks. NASCAR ratings can impact attendance at Company events and sponsorship opportunities. The six-year NASCAR domestic television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX expired after 2006. NASCAR has announced that it reached new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR NEXTEL Cup and Busch Series events for 2007 through 2014. NASCAR also announced that these agreements have a $4.48 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the current contract annual average of $400 million. However, the recently announced NASCAR 2007 total industry rights fees will approximate $505 million, which are lower than the 2006 rights fees of approximately $574 million. Although initially lower, this eight-year arrangement provides the Company significant increases in average annual contracted revenues through 2014, with increases averaging 3% per year. The Company’s total contracted revenues under the upcoming domestic broadcast rights agreement for 2007, based on the current race schedule, are approximately $143 million, reflecting a decrease of approximately $20 million or 12% from 2006. These lower 2007 revenues will be partially offset by an approximate $5 million decrease in associated contracted NASCAR purse and sanction fees. Management believes this new long-term contracted revenue source helps solidify the Company’s financial strength and stabilize its earnings and cash flows, and bodes well for SMI and the motorsports industry in the future.

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

Oil and Gas Activities – The Company is engaged in the purchase and sale of bulk petroleum products, associated commodity transactions, and oil and gas exploration and production activities. The Company has conducted these business activities primarily in Russia, Central America, North America, South America, Africa, and the United Kingdom. The Company may expand such business activities into Asia, the Middle East and other foreign regions. Oasis Trading Group LLC (Oasis), a United States company, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company enters into futures contracts associated with petroleum products and utilizes letters of credit for the purchase and sale of bulk petroleum products. The Company also had profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, bulk petroleum, oil and gas activities, futures contracts, and letters of credit hereafter are collectively associated with or referred to as “oil and gas activities”, “oil and gas business”, “oil and gas transactions” or “bulk petroleum transactions”.

In May 2006, the Company formed Speedway Motorsports International Limited (BVI) (SMIL), a wholly-owned subsidiary of Oil-Chem. In 2006, SMIL acquired 100% and majority interests in two foreign entities owning certain oil and gas mineral rights in Russia for cash consideration aggregating $6.6 million. As of March 31, 2007, amounts invested in these entities aggregate $10.6 million, consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method.

Although these oil and gas activities have increased and may increase further, the Company’s core business has been and remains motorsports. Management recognizes that this oil and gas business has financial and operational risks different from those of our core operations. Many are risks ordinarily experienced by any new business, risks ordinarily associated with conducting business in foreign countries, as well as risks generally associated with petroleum products, commodities, oil and gas activities, hedging and similar transactions of this nature. However, the Company’s oil and gas activities involve concentrations of credit and other risks different from motorsports operations as of March 31, 2007. These credit and other risks are further described below and in Part I – Item 1A “Risk Factors” in the Company’s 2006 Annual Report on Form 10-K.

At March 31, 2007, uncertainty exists as to the full realization of receivables due from two foreign entities and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from two foreign entities because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in a foreign country. Management is currently pursuing available recoverability alternatives. Under its profit and loss sharing arrangement, the Company has recorded receivables from Oasis, a significant portion of which pertains to that entity’s reimbursable share of loss associated with the recoverability assessment of amounts due from these two foreign entities. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities; therefore, uncertainty exists regarding recoverability and amounts due were reserved as of March 31, 2007. As of March 31, 2007, the Company has recorded allowances for possible uncollectible amounts of approximately $19.8 million based on estimated ultimate realization after possible recovery, settlement and other costs and insurance. Recovery allowances of approximately $3.5 million are reflected in other direct operating expense for the three months ended March 31, 2007. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

As further described in Note 2 to the Consolidated Financial Statements, the Company has credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions as of March 31, 2007. Approximately $7.4 million or 9% of total net current accounts and notes receivables are due from a relatively small number of petroleum industry customers and merchants in Central America and Russia, including a promissory note for $5.0 million due in June 2007 from a South American entity under certain profit sharing arrangements. Also, from time to time, bulk petroleum inventory products may be located in and managed by a relatively small number of vendors in Central America or Russia. The Company’s Credit Facility contains a separate sub-limit for letters of credit up to $75.0 million for use in oil and gas activities and other business transactions, permits the Company to invest up to an additional aggregate of $50.0 million in Oil-Chem and its direct or indirect subsidiaries for oil and gas activities, and allows for contracts and certain contract assignments, associated with the Company’s oil and gas activities, to specified foreign parties. As of March 31, 2007, the Company had outstanding letters of credit of approximately $2.0 million associated with oil and gas transactions, and had no bulk petroleum product inventory.

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

Oil and gas activities can involve concentrations of credit and other risks different from the Company’s motorsports operations. Realization of receivables, inventories and investments, and the ability to invest and compete successfully and profitably, are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness, current and future market demand, customary risks associated with oil and gas exploration, production and other business activities, regional and global market and economic conditions, including geopolitical situations, elevated terrorism alerts, terrorist attacks or military actions in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds, other factors outside of management’s control when conducting operations in Russia and other foreign countries, global petroleum product supply and demand, regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs, and other factors. Default on payment by one or more customers, or should inventory not be realized or recovered, could have a material adverse impact on our operating results.

The Company may expand or increase its investment with the two foreign entities discussed above if sufficiently proven and developable reserves are found. The Company may also make other foreign investments, and participate with others, including entering into contracts or joint venture arrangements, involving oil and gas exploration, development and production activities depending on opportunities that may arise. The Company’s oil and gas activities include exploration and production arrangements that may be unsuccessful for many reasons including weather, cost overruns, dry wells, equipment shortages and mechanical difficulties. Proven or unproven reserves may be less than originally expected or found not cost beneficial to extract. Successful drilling of a well does not ensure ultimate realization of sufficient profits or return on investments because of a variety of factors, including geological, market, geopolitical and other unforeseen factors. Additionally, unsuccessful wells can result in costs with no direct associated revenue streams. The carrying value of current and future investments could become impaired from insufficient sustained profitability and operating cash flows resulting from the aforementioned and other factors. Such factors, if significantly negative or unfavorable, could result in an impairment charge that has a material adverse impact on our future financial condition or results of operations. See Note 2 to the Consolidated Financial Statements – “Oil and Gas Activities” for additional information on the Company’s accounting policies, operations and other information associated with oil and gas activities.

Joint Venture Equity Investments – The Company and International Speedway Corporation (ISC) equally own a joint venture formed in August 2005 that operates independently under the name Motorsports Authentics (MA) to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA has license agreements with many of the top NASCAR, IRL, and NHRA teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. As further described in Note 2 to the Consolidated Financial Statements, the Company uses the equity method of accounting for its 50% ownership in MA. The Company’s investment in MA is sizable and its share of future associated profits or losses may or may not be significant. Resulting profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s NEXTEL Cup Series, competition for MA products, and the success of MA management in achieving sustained profitability and successful integration. Their ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. MA had a material amount of goodwill and other intangible assets. The management of MA evaluates long-lived assets, including intangible assets, for possible impairment at least annually using SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” as applicable. The Company may increase its investment in MA, including additional equity contributions or loans. The current and future carrying value of this equity investment could become impaired for changes in profitability, operating cash flows, market and economic conditions, and other factors that could adversely impact its recovery. Should MA’s long-lived assets become impaired resulting in a material impairment charge, the Company would likely be required to record its 50% share which could have a material adverse impact on the Company’s future financial condition or results of operations.

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

Reiterated 2007 Earnings Guidance – In connection with the Company’s first quarter 2007 earnings release, the Company confirmed its previous full year 2007 guidance of $2.43-$2.53 per diluted share assuming current industry and economic trends continue, and excluding our 50% share of Motorsports Authentics joint venture operating results, changes in the Company’s non-core businesses, capital expenditures exceeding our current plans, the impact of further increases in fuel prices, interest rates, geopolitical conflicts and other unforeseen factors.

Insurance Coverage – Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted from the national incidents on September 11, 2001, natural disasters and incidents such as the pedestrian bridge collapse at LMS in 2000. It has become increasingly difficult to obtain high policy limits of coverage at reasonable costs, including coverage for acts of terrorism. The Company has a material investment in property and equipment at each of its six speedway facilities that are generally located near highly populated cities and hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs, and further increases are possible. While management believes it has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, management cannot guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company’s speedway facilities could have a material adverse effect on its financial position, future results of operations or cash flows if asset damage and/or its liability were to exceed insurance coverage limits. The occurrence of additional incidents, and particularly incidents at sporting events, entertainment or other public venues, may significantly impair the Company’s ability to obtain such insurance coverage in the future. Management cannot assure you that future increases in such insurance costs and difficulties obtaining high policy limits will not adversely impact the Company’s profitability, thereby possibly impacting its operating results and growth.

The Company uses a combination of insurance and self-insurance to manage various risks associated with its speedway and other properties, and motorsports events and other business risks. Motorsports can be dangerous to participants and to spectators. The Company maintains insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect from material financial loss due to liability for personal injuries sustained by persons on our premises in the ordinary course of business. Nevertheless, there can be no assurance that such insurance will be adequate at all times and in all circumstances. The Company may increase the marketing of certain products using self-insured promotional warranty programs which could subject it to increased risk of loss should the number and amount of claims significantly increase. Also, as described in “Oil and Gas Activities” above, the Company is conducting, and may further increase, oil and gas transactions for which customary insurance is obtained with experienced carriers. While management believes it has reasonable limits of property, casualty, and liability insurance in force, including coverage for environmental pollution and loss of or damaged cargo, management cannot guarantee that such coverage would be adequate should a significant incident occur. The occurrence of such an incident could have a material adverse effect on the Company’s financial position and future results of operations if damages, losses and/or its liability were to exceed insurance coverage limits. The Company has increased and may further increase its self-insurance limits which could subject the Company to increased risk of loss should the number of incidents, damages, casualties or other claims below such self-insured limits increase. While management believes it has reasonable self-insurance limits in place, management cannot guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on the Company’s financial position and future results of operations. See Item 1A “Risk Factors” in the Company’s 2006 Annual Report on Form 10-K for additional information on our liability insurance program and self-insured retention.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

Total Revenues for the three months ended March 31, 2007 increased by $1.1 million, or 0.7%, over such revenues for the same period in 2006 due to the factors discussed below.

Admissions for the three months ended March 31, 2007 increased by $2.3 million, or 4.3%, over such revenue for the same period in 2006. Essentially all of this increase is due to higher overall attendance at NASCAR-sanctioned racing events. The increase reflects the continued growth in admissions at NASCAR-sanctioned racing events held at BMS and LVMS in the current period.

Although increased over last year, management believes admission revenues were negatively impacted by rising fuel prices, higher interest rates and declines in consumer spending.

Event Related Revenue for the three months ended March 31, 2007 increased by $4.6 million, or 10.3%, over such revenue for the same period in 2006. Approximately 77% of this increase is due to higher sponsorship, display advertising, camping, track rentals, radio broadcasting, luxury suite rentals, and other event related revenues associated with NASCAR-sanctioned racing events as compared to last year. The increase also reflects event related revenues associated with the opening of LVMS’s new infield media center, garage and fan-zone entertainment facilities in the current period. Also, commissions from food and beverage sales were approximately 32% higher in the current period, partially reflecting the negative impact of poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the same period last year. The overall increase was partially offset by revenues of JRG driving school which was sold in December 2006.

Although increased over last year, management believes concessions, souvenir merchandising and certain other event related revenues were negatively impacted by rising fuel prices, higher interest rates and declines in consumer spending.

NASCAR Broadcasting Revenue for the three months ended March 31, 2007 decreased by $5.2 million, or 12.4%, from such revenue for the same period in 2006. This decrease is due to lower annual contractual broadcast rights fees for NASCAR-sanctioned racing events held during the current period.

Other Operating Revenue for the three months ended March 31, 2007 decreased by $628,000, or 6.0%, from such revenue for the same period in 2006. This decrease is primarily due to approximately 23% lower TSI non-event merchandising revenues, and approximately 92% lower oil and gas related revenues as further described in Note 2 to the Consolidated Financial Statements, in the current period. The overall decrease was partially offset by higher Legends Car revenues in the current period.

Direct Expense of Events for the three months ended March 31, 2007 decreased by $795,000, or 3.2%, from such expense for the same period in 2006. This decrease primarily results from the sale of JRG driving school in December 2006, and to a lesser extent, lower operating costs associated with certain lower event merchandising revenues in the current period. The overall decrease was partially offset by approximately 8% higher operating costs associated with the growth in event related revenues, including costs associated with the opening of LVMS’s new infield media center, garage and fan-zone entertainment facilities, in the current period.

NASCAR Purse and Sanction Fees for the three months ended March 31, 2007 decreased by $1.3 million, or 4.8%, from such expense for the same period in 2006. This decrease is due to lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the three months ended March 31, 2007 increased by $3.4 million or 44.3%, over such expense for the same period in 2006. This increase is due primarily to higher operating costs, including recovery allowances, associated with oil and gas activities as further described in Note 2 to the Consolidated Financial Statements, in the current period. The increase was also due, to a lesser extent, to increased operating costs associated with higher Legends Car revenues in the current period. The overall increase was partially offset by lower operating costs associated with lower TSI and other non-event merchandising revenues in the current period.

General and Administrative Expense for the three months ended March 31, 2007 decreased by $339,000, or 1.7%, from such expense for the same period in 2006. This decrease is due to decreased insurance costs and a combination of individually insignificant items. The overall decrease was partially offset by increased operating costs associated with growth and expansion of the Company’s speedways and operations.

Depreciation and Amortization Expense for the three months ended March 31, 2007 increased by $483,000, or 4.8%, over such expense for the same period in 2006. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities.

Interest Expense, Net for the three months ended March 31, 2007 was $4.7 million compared to $5.9 million for the same period in 2006. The change reflects higher investment interest rates on higher invested cash balances and higher capitalized interest during the current period. Those changes were offset by increased average interest rates on borrowings under the bank revolving credit facility during the current period. See Note 5 to the Consolidated Financial Statements for additional information.

Losses on Equity Investees for the three months ended March 31, 2007 of $3.5 million, compared to $1.2 million for the same period in 2006, represents the Company’s share of joint venture equity investee operating results (see Note 2 to the Consolidated Financial Statements for additional information).

Other (Income) Expense, Net. Other income, net for the three months ended March 31, 2007 was $25,000 compared to other expense, net of $56,000 for the same period in 2006. The change reflects the gain recognized on the sale of certain LMS land, partially offset by the loss recognized on disposal of certain property and equipment, in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the three months ended March 31, 2007 and 2006 was 38.3% and 39.1%, respectively.

Net Income for the three months ended March 31, 2007 decreased by $364,000, or 1.1%, from such income for the same period in 2006. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the three months ended March 31, 2007 resulted primarily from:

(1)	net cash provided by operations amounting to $60.5 million;

(2)	repurchases of common stock amounting to $2.6 million; and

(3)	cash outlays for capital expenditures amounting to $30.6 million.

Cash flows from operations in the three months ended March 31, 2007 compared to 2006 reflect: (1) changes in oil and gas receivables and inventory as further described in Note 2 to the Consolidated Financial Statements and (2) increases in net deferred race event income from advance payment of NASCAR purse and sanction fees before April 1, 2006 for second quarter 2006 TMS events that were not paid as of March 31, 2007 for similar upcoming second quarter 2007 TMS events.

The Company had the following contractual obligations as of March 31, 2007 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations:(1)
Current liabilities, excluding current maturities of long-term debt, deferred race event income and accrued income taxes	$56,168	$56,168	—	—	—
Long-term debt, including current maturities	428,463	25	$98,438	$—	$330,000
Income taxes payable(2)	59,641	33,279	26,362	—	—
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	1,828	—	—	1,828	—
Interest on fixed rate debt obligations(1)	136,434	22,275	44,550	44,550	25,059
Operating leases	2,251	964	813	390	84

Total Contractual Cash Obligations	$687,379	$112,711	$170,163	$46,768	$357,737

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments:
Letters of credit	$3,172	$3,172	—	—	—
Contingent guarantee obligations	12,375	750	$3,000	$3,000	$5,625

Total Other Commercial Commitments	$15,547	$3,922	$3,000	$3,000	$5,625

(1)	Contractual cash obligations above exclude: (a) interest payments under the Company’s floating rate Revolving Credit Facility which had outstanding borrowings aggregating $98.4 million and average interest rates of 6.3% in the three months ended March 31, 2007 (cash paid for interest, net of amounts capitalized, was approximately $1.1 million in the three months ended March 31, 2007); (b) income taxes that may be paid in future years (cash paid for income taxes was approximately $0.6 million in the three months ended March 31, 2007); (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs other than those discussed below in Item No. 2; (d) income tax liabilities of approximately $11.5 million as of March 31, 2007 for unrecognized tax benefits due to uncertainty in predicting the timing of any such related payments; and (e) capital expenditures that may be made although not under contract as of March 31, 2007 (cash paid for capital expenditures was approximately $30.6 million in the three months ended March 31, 2007).
(2)	Reflects current and noncurrent income taxes payable as of March 31, 2007, including accelerated amounts as more fully described above in Note 2 to the Consolidated Financial Statements—“Income Taxes”.

Future Liquidity

At March 31, 2007, the Company’s cash and cash equivalents totaled $148.2 million, short-term investments totaled $3.2 million, outstanding borrowings under the $400.0 million Revolving Facility amounted to $98.4 million, and outstanding letters of credit amounted to $3.2 million. At March 31, 2007, the Company had availability for borrowing up to an additional $298.4 million, including up to an additional $71.8 million in letters of credit, under the Credit Facility. At March 31, 2007, net noncurrent deferred tax liabilities totaled $139.5 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

The Company anticipates that cash from operations and funds available through the Credit Facility will be sufficient to meet its operating needs at least through 2007, including estimated planned capital expenditures, additional repurchases of common stock, if any, income tax liabilities, payment of future dividends, if any, that may be declared, and any additional investments in or loans to its Motorsports Authentics joint venture. Based upon anticipated future growth and financing requirements, the Company may, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase its debt and equity securities, depending on liquidity, prevailing market conditions, and such factors as permissibility under the Credit Facility and Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility and the Senior Subordinated Notes agreements do not restrict the ability of the Company’s subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. While management expects to continue to generate positive cash flows from the Company’s existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, additional liquidity and other resources could be needed to fund continued growth, including the continued expansion and improvement of the Company’s speedways, other facilities and ancillary businesses.

Credit Facility – The Company has a long-term, senior revolving credit facility (the “Credit Facility” or the “Revolving Facility”) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility as amended: (i) provides for aggregate borrowings of up to $400.0 million, including separate sub-limits of $10.0 million for borrowings under 15-day swing line loans and $75.0 million for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, increasing up to $150.0 million, subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80.0 million plus, up to an additional aggregate of $175.0 million for specified capital expenditures; (v) includes an “accordion” feature that provides for additional borrowings of up to $100.0 million subject to meeting specified conditions; (vi) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vii) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the Credit Facility term. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the Credit Facility, subject to certain conditions on the date borrowed.

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

Senior Subordinated Notes – The 6 3/4% Senior Subordinated Notes mature on June 1, 2013 and interest is paid semi-annually on June 1 and December 1. On or after June 1, 2008, the Company may redeem some or all of the Senior Subordinated Notes at any time at annually declining redemption premiums. In the event of a change of control, the Company must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest. The Indenture governing the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”), among other things, restricts the Company’s ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with affiliates; merge or consolidate; sell equity interests of subsidiaries; and sell, assign, transfer, lease, convey, or dispose of assets. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes Indenture and the Credit Facility agreement contain cross-default provisions. See Note 6 to the Consolidated Financial Statements for additional information.

Stock Repurchase Program – In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to one million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. The stock repurchase program is presently funded using available cash and cash equivalents. During the three months ended March 31, 2007, the Company repurchased 67,000 shares of common stock for $2.6 million and could repurchase up to an additional 1,174,000 shares under the current authorization as of March 31, 2007.

Capital Expenditures –Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At March 31, 2007, the Company had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at our speedways. Similar to prior years, we continue to expand concessions, camping, restrooms and other fan amenities at certain facilities. In 2006, LVMS began construction and renovation of an infield media center, garage, fan-zone entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, racing team owners and drivers and others involved in motorsports, and which was substantially completed in the first quarter 2007. In 2007, LMS plans to start renovating and modernizing certain grandstand seating and expand its hospitality areas, and BMS plans to resurface its high-banked speedway. The Company also plans to continue improving and expanding on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways. In March 2006, the Company announced construction plans for a 126-unit condominium project at LVMS, which would include trackside office space, banquet facilities, spa and health club and other amenities. Commencement of construction is subject to governmental approval and permitting processes, which could materially affect the ultimate cost and timing of construction.

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

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding letters of credit of $3.2 million, and contingent guarantee obligations of $12.4 million as of March 31, 2007. As further described in “Near-term Operating Factors” above, the Credit Facility provides for a separate sub-limit for letters of credit of up to $75.0 million for use in the Company’s oil and gas activities and other business transactions. The Company presently does not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements – “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on the Company’s financial statements and disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—The Company’s financial instruments with interest rate risk exposure consist of cash and cash investments, notes receivable, the Revolving Facility, and an interest rate swap agreement that are sensitive to changes in interest rates. A change in interest rates of one percent on floating notes receivable and debt balances outstanding at March 31, 2007, excluding the interest rate swap, would cause an approximate change in annual interest income of $81,000 and annual interest expense of $984,000. Interest rate swap values are affected by various market factors, including interest rate changes, which have a corresponding effect on interest expense.

As discussed in Note 6 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction related to variable rate debt obligations. The swap has a principal notional amount of $50.0 million, provides for quarterly settlement and expires corresponding with the debt term. At March 31, 2007 and December 31, 2006, the Company has reflected a net derivative asset for this swap of approximately $775,000 and $998,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

Equity Price Risk — The Company has marketable equity securities, all classified as “available for sale” which are included in other noncurrent assets. Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification. The carrying value of marketable equity securities amounted to $112,000 and $194,000 at March 31, 2007 and December 31, 2006.

Other Market Risk—As of March 31, 2007, the Company had aggregate outstanding letters of credit of $3.2 million, $2.0 million of which were associated with bulk petroleum transactions. As described in “Liquidity and Capital Resources” above, the Company also had contingent guarantee obligations of $12.4 million as of March 31, 2007.

As of and during the three months ended March 31, 2007, there have been no other significant changes in the Company’s interest rate risk, equity price risk or other market risk.

Item 4.	Controls and Procedures

Management Evaluation of Disclosure Controls and Procedures—The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting in the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. New or material developments on the more significant of these lawsuits are described below. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows. See Item 1A “Risk Factors” in the Company’s 2006 Annual Report on Form 10-K for additional information on our liability insurance program and self-insured retention.

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

Currently, all but two state court lawsuits in connection with this incident have been resolved by the defendants. One of those lawsuits was dismissed by the trial court, and the dismissal was affirmed by the North Carolina Court of Appeals. The plaintiff has petitioned for review by the North Carolina Supreme Court. The other lawsuit has been tentatively resolved and is awaiting final approval. Management believes that neither the dispositions that have occurred, nor dispositions that may occur in the future, in the bridge collapse cases have had or will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

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

As set forth in the table below, the Company repurchased 67,000 shares of common stock for approximately $2.6 million in the three months ended March 31, 2007.

	Issuer Purchases of Equity Securities under Authorized Program as of March 31, 2007
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 2007	26,000	$38.80	26,000	215,000
February 2007	19,000	39.01	19,000	1,196,000
March 2007	22,000	38.56	22,000	1,174,000

Total 2007	67,000	$38.78	67,000	1,174,000

Item 6.	Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: May 10, 2007	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: May 10, 2007	By:	/s/ William R. Brooks
William R. Brooks
Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial and Accounting Officer)