Form 10-Q
period 2007-06-30
SPEEDWAY MOTORSPORTS INC
filed 2007-08-09
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 9, 2007, there were 43,799,068 shares of common stock outstanding.

INDEX T O FORM 10-Q

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

The Company’s website is located at www.speedwaymotorsports.com. The Company makes available free of charge, through its website, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Exchange Act. These reports are available as soon as reasonably practicable after we electronically file those materials with the United States Securities and Exchange Commission (SEC). The Company also posts on its website the charters of the Company’s Audit, Compensation, and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain other corporate governance materials contemplated by SEC or New York Stock Exchange (NYSE) regulations. Please note that the Company’s website is provided as an inactive textual reference only. Information provided on the Company’s website is not part of this report, and is not incorporated by reference unless otherwise specifically referenced as such in this report. The documents are also available in print, free of charge, to any requesting shareholder by contacting the Company’s corporate secretary at its company offices.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$151,773	$118,011
Short-term investments	3,192	3,128
Accounts and notes receivable, net	54,943	51,733
Prepaid income taxes	1,119	5,686
Inventories	17,397	14,837
Prepaid expenses	3,869	3,531
Deferred income taxes	—	6,115

Total Current Assets	232,293	203,041

Notes and Other Receivables:
Affiliates	8,718	10,726
Other	5,104	5,364
Other Assets	23,553	24,248
Property and Equipment, Net	1,077,370	1,054,676
Equity Investments in Associated Entities	131,574	135,346
Other Intangible Assets, Net	101,604	101,668
Goodwill	54,454	54,454

Total	$1,634,670	$1,589,523

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$29	$44
Accounts payable	24,848	23,035
Deferred race event income, net	101,109	112,651
Accrued interest	2,075	2,315
Accrued expenses and other current liabilities	20,418	21,415
Deferred income taxes	7,066	—

Total Current Liabilities	155,545	159,460

Long-term Debt	428,421	428,438
Payable to Affiliate	2,594	2,594
Deferred Income	10,576	11,099
Deferred Income Taxes	134,467	166,165
Other Liabilities	13,367	1,678

Total Liabilities	744,970	769,434

Commitments and Contingencies (Notes 2 and 8)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000, issued and outstanding—43,841,000 in 2007 and 43,807,000 in 2006	447	446
Additional Paid-in Capital	236,822	230,160
Retained Earnings	683,626	615,858
Accumulated Other Comprehensive Income	1,908	1,631
Treasury stock at cost, shares—889,000 in 2007 and 759,000 in 2006	(33,103)	(28,006)

Total Stockholders’ Equity	889,700	820,089

Total	$1,634,670	$1,589,523

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30:
	2007	2006
Revenues:
Admissions	$49,309	$50,557
Event related revenue	63,882	60,177
NASCAR broadcasting revenue	55,775	63,730
Other operating revenue	11,798	8,810

Total Revenues	180,764	183,274

Expenses and Other:
Direct expense of events	29,675	31,380
NASCAR purse and sanction fees	37,016	39,167
Other direct operating expense	10,822	9,442
General and administrative	21,358	18,473
Depreciation and amortization	11,270	10,110
Interest expense, net	4,753	4,177
Losses on equity investees	307	226
Other expense (income), net	573	(34)

Total Expenses and Other	115,774	112,941

Income before Income Taxes	64,990	70,333
Provision for Income Taxes	(24,674)	(24,843)

Net Income	$40,316	$45,490

Basic Earnings Per Share	$0.92	$1.04

Weighted Average Shares Outstanding	43,810	43,829
Diluted Earnings Per Share	$0.92	$1.03

Weighted Average Shares Outstanding	44,016	44,050

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30:
	2007	2006
Revenues:
Admissions	$105,825	$104,752
Event related revenue	112,840	104,555
NASCAR broadcasting revenue	92,677	105,850
Other operating revenue	21,598	19,238

Total Revenues	332,940	334,395

Expenses and Other:
Direct expense of events	53,984	56,484
NASCAR purse and sanction fees	63,345	66,838
Other direct operating expense	21,925	17,136
General and administrative	41,498	38,952
Depreciation and amortization	21,823	20,180
Interest expense, net	9,447	10,049
Losses on equity investees	3,761	1,445
Other expense, net	548	22

Total Expenses and Other	216,331	211,106

Income before Income Taxes	116,609	123,289
Provision for Income Taxes	(44,428)	(45,570)

Net Income	$72,181	$77,719

Basic Earnings Per Share	$1.65	$1.77

Weighted Average Shares Outstanding	43,791	43,828
Diluted Earnings Per Share	$1.64	$1.76

Weighted Average Shares Outstanding	43,992	44,045

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2007	43,807	$446	$230,160	$615,858	$1,631	$(28,006)	$820,089
Cumulative effect of adopting FIN 48 (Note 2)	—	—	—	(4,413)	—	—	(4,413)

Net income	—	—	—	72,181	—	—	72,181
Equity investee foreign currency exchange translation gains	—	—	—	—	303	—	303
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	(26)	—	(26)

Comprehensive income							72,458

Exercise of stock options	164	1	4,733	—	—	—	4,734
Tax benefit from exercise of stock options	—	—	712	—	—	—	712
Share-based compensation	—	—	1,217	—	—	—	1,217
Repurchases of common stock at cost	(130)	—	—	—	—	(5,097)	(5,097)

Balance, June 30, 2007	43,841	$447	$236,822	$683,626	$1,908	$(33,103)	$889,700

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2007	2006
Cash Flows from Operating Activities:
Net income	$72,181	$77,719
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	113	195
Depreciation and amortization	21,823	20,180
Amortization of deferred income	(878)	(756)
Deferred income tax provision	(22,930)	(4,495)
Losses on equity investees	3,761	1,445
Share-based compensation	1,217	707
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,945)	(29,323)
Prepaid and accrued income taxes	4,567	(1,175)
Inventories	(2,551)	(3,791)
Prepaid expenses	(338)	(446)
Accounts payable	6,207	4,379
Deferred race event income	(11,542)	(3,674)
Accrued expenses and other current liabilities	30	(3,653)
Deferred income	386	425
Other assets and liabilities	9,689	(408)

Net Cash Provided By Operating Activities	78,790	57,329

Cash Flows from Financing Activities:
Principal payments on long-term debt	(32)	(1,642)
Exercise of common stock options	4,734	5,203
Tax benefit from exercise of stock options	712	3,378
Repurchases of common stock	(5,097)	(11,185)

Net Cash Provided (Used) By Financing Activities	317	(4,246)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2007	2006
Cash Flows from Investing Activities:
Payments for:
Capital expenditures	$(48,900)	$(41,454)
Advances to equity investees	—	(814)
Proceeds from sales of property and equipment	1,189	597
Increase in notes and other receivables:
Affiliates	—	(3,347)
Other	—	(235)
Repayment of notes and other receivables:
Affiliates	2,106	1,553
Other	260	974

Net Cash Used By Investing Activities	(45,345)	(42,726)

Net Increase In Cash and Cash Equivalents	33,762	10,357
Cash and Cash Equivalents at Beginning of Period	118,011	117,888

Cash and Cash Equivalents at End of Period	$151,773	$128,245

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$13,788	$14,117
Cash paid for income taxes	53,376	49,191
Supplemental Non-Cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	(4,394)	2,071

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

Joint Venture Equity Investments—The Company and International Speedway Corporation (ISC) equally own a joint venture formed in August 2005 that operates independently under the name Motorsports Authentics (MA) to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA has license agreements with many of the top NASCAR, Indy Racing League (IRL), and National Hot Rod Association (NHRA) teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. As of June 30, 2007, investee assets, liabilities and operating results were not significant for presentation of summarized financial information.

2. SIGNIFICANT ACCOUNTING POLICIES

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its 2006 Annual Report on Form 10-K. In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company’s motorsports business.

Joint Venture Equity Investments—The equity method is used to account for investments in joint ventures and other associated entities in which the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%. As further described in Note 1, equity investments in associated entities consist primarily of the Company’s 50% owned joint venture Motorsports Authentics. MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results so that reporting periods coincide. The Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements. The Company’s share of MA’s operating results for December 1 through May 31 is included in “losses on equity investees” for the Company’s reporting periods ended June 30, 2007 and 2006. All significant intercompany profits or losses have been eliminated in applying the equity method of accounting. No dividends have been received since formation.

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

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of TSI, MBM and certain SMI Properties merchandising, gross bulk petroleum, non-capitalized oil and gas exploration and production activities, Legends Cars, Speedway Clubs, Oil-Chem, and industrial park and office tower rental revenues.

Event Revenues and Deferred Race Event Income, Net—The Company recognizes admissions, NASCAR broadcasting and event related revenues when an event is held. Event souvenir merchandise sales and commissions from food and beverage sales are recognized at time of sale. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanction fees remitted to NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (i) generally advance revenue is refundable and (ii) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements. Management believes its revenue recognition polices follow the guidance issued in SEC Staff Accounting Bulletin No. 104 “Revenue Recognition”.

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

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in the Consolidated Statement of Operations. Such taxes reported on a gross basis for the three months ended June 30, 2007 and 2006 amounted to $2,668,000 and $2,763,000, and for the six months ended June 30, 2007 and 2006 amounted to $6,870,000 and $6,855,000.

Oil and Gas Activities—The Company is engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products and associated commodity transactions. The Company has conducted these business activities primarily in Russia, Central America, North America, South America, Africa, and the United Kingdom. Oasis Trading Group LLC (Oasis), a United States company, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company enters into futures contracts associated with petroleum products and utilizes letters of credit for the purchase and sale of bulk petroleum products. The Company also had profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, bulk petroleum, oil and gas activities, futures contracts, and letters of credit hereafter are collectively associated with or referred to as “oil and gas activities”, “oil and gas business”, “oil and gas transactions” or “bulk petroleum transactions”.

Consolidated Foreign Investments. The Company’s Credit Facility (see Note 5) permits investments by or in Oil-Chem and its direct or indirect subsidiaries (Oil-Chem) aggregating up to an additional $50,000,000 for oil and gas activities. In 2006, SMIL acquired interests in two foreign entities owning certain oil and gas mineral rights in Russia, for cash consideration aggregating $4,000,000 to acquire OOO Visheraneft and $2,589,000 for a majority interest in OOO Vorga. As of June 30, 2007 and December 31, 2006, amounts invested in these entities aggregate $11,995,000 and $9,575,000 (approximately the same amount for each entity), consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method. See Note 8 for information on legal proceedings associated with SMIL’s interest in Visheraneft. These entities are consolidated and associated minority interests as of June 30, 2007 and December 31, 2006 aggregated approximately $75,000 and $96,000, are included in other liabilities and will be reported separately if and when significant. Capitalized expenditures for oil and gas exploration and production activities amounted to $2,420,000 for the six months ended June 30, 2007, and were not significant for the six months ended June 30, 2006. The operating results of these entities through June 30, 2007 were not significant.

Revenue Recognition and Other Accounting Policies. The Company evaluates the underlying transactional terms and conditions, along with associated accounting guidance, in determining whether revenues, costs, and operating profits or losses, including changes in the fair value of commodity hedges and shared profits and losses, from oil and gas transactions should be reported on a gross or net basis. Associated oil and gas exploration and production activities are accounted for using the full-cost method of accounting. Direct and certain indirect costs associated with the acquisition, exploration, development and production of oil and gas properties are capitalized and included in property and equipment as “capitalized oil and gas exploration and production costs”. Amortization of these costs is determined using the unit-of-production method based on estimated proven oil and gas reserves. Costs associated with properties under development or unevaluated are initially excluded from full cost amortization bases until determined “proven” or not, at which time capitalized amounts become subject to the full cost ceiling limitations. The Company performs a quarterly ceiling test to evaluate whether carrying values of our full cost pools exceed ceiling limitations. No writedown of these costs was considered necessary as of June 30, 2007. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R) “Consolidation of Variable Interest Entities”, the Company evaluates whether the assets, liabilities, noncontrolling interests, and operations of a variable interest entity should be consolidated. The Company has evaluated FIN 46R as related to certain parties involved with its oil and gas investment activities. Under certain FIN 46R exemptions, the Company excluded from evaluation certain parties due to the business exemption or access to financial data. However, the activities of these entities are described below.

Gross revenues and product and associated operating costs from bulk petroleum transactions are included in other operating revenue and other direct operating expense, respectively. The Company reports the changes in fair value, and settlement gains or losses, of futures contracts in other operating revenue. The Company had a contract to supply petroleum products that was considered an energy supply contract and was treated as a derivative under Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities” that expired on September 30, 2006. The Company was not involved in any energy supply contracts as of June 30, 2007 or December 31, 2006. Operating profits or losses associated with the trading contract have been reported on a net basis in other operating revenue.

The accounting for oil and gas, including underlying commodities or hedge transactions, can be affected by many factors, including contract terms, title transfer, settlement timing, underlying commodity or hedge terms and other transactional terms or conditions. Depending on transactional terms and conditions, future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis. Mark-to-market accounting may be used for certain commodities or hedges and bulk petroleum purchases or supply contracts if deemed to be derivatives under SFAS No. 133. Depending on settlement timing and other transactional factors, associated accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods.

Revenues and Other Period Information. There were no oil and gas transactions reported on a gross basis in the three and six months ended June 30, 2007 or 2006. There were no energy supply contract related oil and gas transactions reported on a net basis in the three and six months ended June 30, 2007. For such supply contract transactions reported on a net basis in the three and six months ended June 30, 2006, associated billings totaled $46,938,000 and $95,252,000 respectively and associated profits, excluding recovery allowances, amounted to $977,000 and $1,614,000 respectively. Revenues and operating costs associated with Russian oil and gas exploration and production activities during the three and six months ended June 30, 2007 were not significant. There were no oil and gas exploration and production activities during the six months ended June 30, 2006.

Credit and Other Risks and Contingencies. Oil and gas transactions may involve concentrations of credit and other risks different from the Company’s motorsports operations. As of June 30, 2007, the Company had credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions. Approximately $2,886,000 or 5% of total net current accounts and notes receivables are due from a relatively small number of petroleum industry customers and merchants in Central America and Russia. Also, from time to time, bulk petroleum inventory products may be located in and managed by a relatively small number of vendors in Central America or Russia. The Company’s Credit Facility contains a separate sub-limit for letters of credit of up to $75,000,000 for use in oil and gas activities and other business transactions. As of June 30, 2007, the Company had no outstanding letters of credit associated with oil and gas transactions, and had no bulk petroleum product inventory.

At June 30, 2007, uncertainty exists as to the full realization of receivables due from two foreign entities and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from two foreign entities because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in a foreign country. Management is currently pursuing available recoverability alternatives. Under its profit and loss sharing arrangement, the Company has recorded receivables from Oasis, a significant portion of which pertains to that entity’s reimbursable share of loss associated with the recoverability assessment of amounts due from these two foreign entities. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities; therefore, uncertainty exists regarding recoverability and amounts due were reserved as of June 30, 2007. As of June 30, 2007 and December 31, 2006, the Company has recorded allowances for possible uncollectible amounts of approximately $20,862,000 and $17,598,000 based on estimated ultimate realization after possible recovery, settlement and other costs and insurance.

For the three and six months ended June 30, 2007, recovery allowances of approximately $1,049,000 and $4,574,000 are reflected in other direct operating expense. For the three and six months ended June 30, 2006, recovery allowances of approximately $4,160,000 and $4,451,000 are reflected in other operating revenue. Classification of recovery allowances is based predominately on whether the associated oil and gas transactions were initially reported individually as gross revenue or on a net profit or loss basis. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

Realization of receivables, inventories and investments, including property and equipment, and the ability to invest and compete successfully and profitably, are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness; current and future market demand; customary risks associated with oil and gas exploration and production and other business activities; regional and global market and economic conditions; elevated terrorism alerts, terrorist attacks or military actions including geopolitical situations in and surrounding specific countries or regions; government actions that restrict transactions, access to or transfers of assets or funds; other factors outside of management’s control when conducting operations in Russia and other foreign countries; global petroleum product supply and demand; regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs; and other factors. Default on payment by one or more customers, or should inventory not be realized or recovered, could have a material adverse impact on the Company’s operating results. The Company’s oil and gas activities include exploration and production arrangements that may be unsuccessful for many reasons including weather, cost overruns, dry wells, equipment shortages and mechanical difficulties. Proven or unproven reserves may be less than originally expected or found not cost beneficial to extract. Successful drilling of a well does not ensure ultimate realization of sufficient profits or return on investments because of a variety of factors, including geological, market, geopolitical and other unforeseen factors. Additionally, unsuccessful wells can result in costs with no direct associated revenue streams. SMIL may expand or increase its investment with the two foreign entities discussed above if sufficiently proven and developable reserves are found. SMIL may also make other foreign investments and participate with others, including entering into contracts or joint venture arrangements involving oil and gas exploration, development and production activities depending on opportunities that may arise. The carrying value of current and future investments could become impaired from insufficient sustained profitability and operating cash flows resulting from the aforementioned and other factors. Such factors, if significantly negative or unfavorable, could result in an impairment charge that has a material adverse impact on the Company’s financial condition or future results of operations.

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

The more significant racing schedule changes for the three and six months ended June 30, 2007 as compared to 2006 include the following:

•

A major NHRA racing event scheduled at BMS in the second quarter 2007 was postponed until the third quarter 2007 to allow for racing surface repairs. BMS hosted a comparable major NHRA racing event in the second quarter 2006. Advance revenue and direct event expenses associated with the postponed event were deferred as of June 30, 2007 and will be recognized in the third quarter 2007.

•

Pole position qualifying for TMS’s NASCAR NEXTEL Cup Series racing event in the second quarter 2007 was cancelled due to poor weather. Also, an International Race of Champions (IROC) racing event at TMS in the second quarter 2007 was cancelled due to IROC Series delays. TMS held comparable events in the second quarter 2006. Revenues and operating expenses associated with the cancelled events were accounted for as described in “Event Revenues and Deferred Race Event Income, Net” above.

Recently Issued Accounting Standards—In September 2006, SFAS No. 157 “Fair Value Instruments” was issued which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value instruments. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157, among other things, clarifies various market participation assumptions and fair value measurement, expands disclosures about using fair values in interim and annual periods subsequent to initial recognition, and applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. This statement also nullifies certain guidance in EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, adopting SFAS No. 157 may have on its financial statements or disclosures.

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

Income Taxes—At June 30, 2007 and December 31, 2006, the Company had significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the Internal Revenue Service (IRS), the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. As of and through June 30, 2007 and December 31, 2006, the change resulted in reclassifying noncurrent deferred income taxes of approximately $28,825,000 and $27,266,000, respectively, to current accrued income taxes and accelerating the payment of additional noncurrent deferred income tax liabilities of approximately $28,825,000 in each of 2007 and 2008. Accelerated taxes of $28,825,000 were paid in the three and six months ended June 30, 2007, and of $27,266,000 in the three and six months ended June 30, 2006. Management believes the Company’s use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. Management believes filing the change in tax accounting method was the best course of action to minimize costs and uncertainty. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over longer periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s financial position or future results of operations.

Adoption of FIN 48. As of January 1, 2007, the Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48) which, among other things, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosures and transition. Evaluation of a tax position includes determining whether it is more likely than not a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position meets the more-likely-than-not recognition threshold, it is presumed the position will be examined by appropriate taxing authorities having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation. FIN 48 applies to all existing tax positions upon initial adoption.

In adopting FIN 48, the Company recognized an increase to income tax liabilities of $7,633,000 and noncurrent deferred tax assets of $3,220,000, and a corresponding cumulative adjustment decrease to retained earnings of $4,413,000 as of March 31, 2007. The non-cash adjustment had no impact on the Company’s results of operations. As of June 30, 2007, income tax liabilities for unrecognized tax benefits of approximately $11,535,000 were included in other noncurrent liabilities, all of which would effect the Company’s effective tax rate if recognized. There were no significant changes in unrecognized tax benefits during the current period. As of June 30, 2007, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase or decrease within the next twelve months. As of December 31, 2006, income tax liabilities of approximately $3,428,000 were classified in accrued expenses and other liabilities based on SFAS No. 5 “Accounting for Contingencies”. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Interest and penalties in the current period were not significant.

The tax years that remain open to examination include 2002 through 2006 by the North Carolina Department of Revenue, and 2003 through 2006 by all other taxing jurisdictions to which the Company is subject.

Defined Margin Tax. In May 2006, the State of Texas enacted “House Bill 3” (the Bill) which replaces its current franchise tax with a defined margin tax, applies to taxable entities conducting business in Texas, and is accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 stipulates accounting for the effects of tax law changes in the period of enactment. As such, the Company accounted for the tax law change in its second quarter 2006. The effect was to reduce the Company’s income tax expense by $2,523,000, and effective income tax rate from 38.9% to 35.3%, and 38.9% to 37.0%, for the three and six months ended June 30, 2006, respectively.

The tax years that remain open to examination include 2002 through 2006 by the North Carolina Department of Revenue, and 2003 through 2006 by all other taxing jurisdictions to which the Company is subject.

Other Income Tax Matters. In 2006, the IRS began performing a periodic examination of the Company’s federal income tax returns for the years ended December 31, 2004 and 2003. In February 2007, the Company reached a settlement with the IRS regarding all assessments proposed with respect to those tax returns, which resulted in reducing tax allowances no longer needed by $313,000 with respect to settled matters.

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

The Company has contingent guarantee obligations associated with an equity investment that are limited to $12,250,000 as of June 30, 2007, decrease annually and expire through 2015 based on specified terms and conditions whose fair values presently are insignificant.

3. INVENTORIES—Inventories consist of the following components (in thousands):

	June 30, 2007	December 31, 2006
Souvenirs and apparel	$10,388	$8,108
Finished vehicles, parts and accessories	4,785	4,534
Micro-lubricant® and other	2,224	2,195

Total	$17,397	$14,837

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At June 30, 2007 and December 31, 2006, inventories reflect provisions of $6,630,000 and $7,542,000, and there were no bulk petroleum inventories.

4. GOODWILL AND OTHER INTANGIBLE ASSETS—Goodwill and other intangible assets represents the excess of business acquisition costs over the fair value of net assets acquired, and all such intangible assets are associated with the Company’s motorsports related activities and reporting unit. Acquired intangible assets are valued using the direct value method. The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. Nonamortizable intangible assets for race event sanctioning and renewal agreements and driving school license agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. The Company evaluates goodwill and other intangible assets for possible impairment annually as of April 1, or when events or circumstances indicate possible impairment may have occurred. Management’s latest annual assessment of goodwill and other intangible assets as of April 1, 2007 indicated there had been no impairment, and no events or circumstances have since occurred which might indicate possible impairment as of June 30, 2007. As of June 30, 2007 and December 31, 2006, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	June 30, 2007			December 31, 2006			Estimated Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Nonamortizable race event sanctioning and renewal agreements	$98,783	—	$98,783	$98,783	—	$98,783	—
Amortizable network and other media promotional contracts	3,320	$(499)	2,821	3,320	$(435)	2,885	30

Total	$102,103	$(499)	$101,604	$102,103	$(435)	$101,668

There were no changes in the gross carrying value of other intangible assets and goodwill during the six months ended June 30, 2007.

5. LONG-TERM DEBT

Bank Credit Facility—The Company has a long-term, senior revolving credit facility (the Credit Facility or the Revolving Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility: (i) provides for aggregate borrowings of up to $400,000,000, including separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75,000,000, increasing up to $150,000,000 subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80,000,000, plus up to an additional aggregate of $175,000,000 for specified capital expenditures; (v) includes an “accordion” feature that provides for additional borrowings of up to $100,000,000 subject to meeting specified conditions; (vi) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vii) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the Credit Facility term. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the Credit Facility, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). As of both June 30, 2007 and December 31, 2006, outstanding borrowings under the Revolving Facility were $98,438,000. As of June 30, 2007, outstanding letters of credit amounted to $1,172,000 and the Company could borrow up to an additional $300,390,000 under the Credit Facility.

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

The Credit Facility and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of June 30, 2007. See Note 6 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for further information on the terms and conditions of the Credit Facility and the Senior Subordinated Notes.

Interest Rate Swaps—The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. In 2003, the Company entered into two interest rate swap transactions with a financial institution that provided fixed interest rate features on certain variable rate term loan obligations and variable interest rate features on certain fixed rate senior subordinated debt obligations. The Company presently has one interest rate cash flow swap relating to certain variable rate debt obligations. Changes in fair value and differentials paid or received in periodic settlements are reflected as an adjustment to interest expense and included in operating activities in the statement of cash flows. As discussed below, in 2005, the Company terminated a fair value hedge interest rate swap that provided variable interest rate features on certain fixed rate term loan obligations. For early terminated swap agreements, net settlement payments at termination are deferred when received and amortized into income as a yield adjustment to interest expense over the underlying hedged debt term.

Under the present interest rate swap agreement, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $40,625,000. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. In the second quarter 2006, the cash flow swap agreement was determined not to meet the conditions for hedge accounting under SFAS No. 133

“Accounting for Derivative Instruments and Hedging Activities” resulting in a reduction in interest expense of $1,722,000 for the three and six months ended June 30, 2006. Interest expense was not impacted prior to discontinuation of hedge accounting. Interest expense for the three and six months ended June 30, 2007 decreased $114,000 and increased $109,000 due to market value changes of the interest rate swap agreement, and at June 30, 2007 and December 31, 2006, the Company has reflected a derivative asset for this swap of $889,000 and $998,000. In 2005, the fair value hedge swap agreement was terminated and settled with a $501,000 net payment to the Company. The $501,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through May 2013. Such interest expense adjustments totaled $16,000 and $31,000 in each of the three and six months ended June 30, 2007 and 2006. Interest expense reflects net settlement receipts totaling $163,000 and $140,000 in the three months ended June 30, 2007 and 2006, and $334,000 and $223,000 in the six months ended June 30, 2007 and 2006.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2007	2006	2007	2006
Gross interest costs	$7,319	$5,677	$14,944	$13,010
Less: capitalized interest costs	(575)	(339)	(1,511)	(768)

Interest expense	6,744	5,338	13,433	12,242
Interest income	(1,991)	(1,161)	(3,986)	(2,193)

Interest expense, net	$4,753	$4,177	$9,447	$10,049

Weighted-average interest rate on borrowings under bank revolving credit facility	6.3%	6.2%	6.3%	6.0%

6. PER SHARE AND OTHER EQUITY INFORMATION — The following schedule reconciles basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2007	2006	2007	2006
Net income applicable to common stockholders and assumed conversions	$40,316	$45,490	$72,181	$77,719

Weighted average common shares outstanding	43,810	43,829	43,791	43,828
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	206	221	201	217

Weighted average common shares outstanding and assumed conversions	44,016	44,050	43,992	44,045

Basic earnings per share	$0.92	$1.04	$1.65	$1.77

Diluted earnings per share	$0.92	$1.03	$1.64	$1.76

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	28	18	36	29

Stock Repurchase Program—In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior

Subordinated Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Company’s Board of Directors authorized SMI to repurchase up to an additional 1,000,000 shares of outstanding common stock under the same terms and conditions as the initial share repurchase authorization. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the three and six months ended June 30, 2007, the Company repurchased 63,000 and 130,000 shares of common stock for $2,499,000 and $5,097,000.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at June 30, 2007 and December 31, 2006 include $5,397,000 and $5,492,000 due from Sonic Financial. The amounts due were reduced from shared expenses and repayments net of accrued interest by $25,000 and $21,000 in the three months ended June 30, 2007 and 2006, and $95,000 and $46,000 in the six months ended June 30, 2007 and 2006.

Notes and other receivables from affiliates at December 31, 2006 include $1,087,000 due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner. The amount due was repaid in full during the six months ended June 30, 2007. The note was collateralized by certain partnership land.

Notes and other receivables from affiliates at December 31, 2006 include $951,000 due from the Company’s Chairman and Chief Executive Officer. The amount due was repaid in full during the six months ended June 30, 2007. The amount due represented premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman before July 30, 2002 and accrued interest.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, were payable on demand, and because the Company did not anticipate or require repayment before June 30, 2008, were classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2006 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances and decreases from repayments by, and shared expenses with, affiliates. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Notes and other receivables from affiliates at June 30, 2007 and December 31, 2006 also include $3,321,000 and $3,196,000, including accrued interest, due from Motorsports Authentics, a 50% owned joint venture (see Note 1). The note was executed in 2006, bears interest at prime and is due within thirteen months of demand. Because the Company does not anticipate or require repayment before June 30, 2008, the amount has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

Amounts payable to affiliate at June 30, 2007 and December 31, 2006 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $49,000 and $98,000 each period for the three and six months ended June 30, 2007 and 2006. Rent expense for SMI Properties approximated $66,000 and $83,000 for the three months ended June 30, 2007 and 2006, and $144,000 and $166,000 for the six months ended June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, amounts owed to Chartown were not significant.

LVMS purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $186,000 in the three months ended June 30, 2006, and $323,000 and $278,000 in the six months ended June 30, 2007 and 2006. There were no vehicles purchased during the three month period ended June 30, 2007. Vehicles sold to SAI approximated $122,000 in the three months ended June 30, 2006, and $163,000 and $122,000 in the six months ended June 30, 2007 and 2006. Vehicles sold to SAI in the three months ended June 30, 2007 were not significant. At June 30, 2007 and December 31, 2006, there were no amounts due to or from SAI.

Oil-Chem sold zMax micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $470,000 and $301,000 for the three months ended June 30, 2007 and 2006, and $1,164,000 and $817,000 for the six months ended June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, approximately $284,000 and $143,000 was due from SAI and is reflected in current receivables.

SMI Properties purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from two entities owned by Motorsports Authentics, a 50% owned joint venture (see Note 1). In the three months ended June 30, 2007 and 2006, merchandise purchases approximated $3,491,000 and $3,179,000, and merchandise sales and event related commissions approximated $1,143,000 and $1,459,000. In the six months ended June 30, 2007 and 2006, merchandise purchases approximated $5,756,000 and $5,984,000, and merchandise sales and event related commissions approximated $2,476,000 and $3,094,000. At June 30, 2007 and December 31, 2006, net amounts owed to MA approximated $3,060,000 and $791,000, and are reflected in current liabilities.

The foregoing related party balances as of June 30, 2007 and December 31, 2006 and transactions for the three and six months ended June 30, 2007 and 2006 are summarized below (in thousands):

	June 30, 2007	December 31, 2006
Notes receivable and other receivables	$9,003	$10,869
Amounts payable to affiliates	5,654	3,546

	Three Months Ended June 30:		Six Months Ended June 30:
	2007	2006	2007	2006
Merchandise and vehicle purchases	$3,491	$3,365	$6,079	$6,262
Merchandise and vehicle sales and event related commissions and reimbursed shared expenses	1,736	1,882	3,993	4,034
Rent expense	115	132	242	264
Interest income	175	141	358	255
Interest expense	35	35	70	68

8. LEGAL PROCEEDINGS AND CONTINGENCIES — The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMS, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure resulted from excessive interior corrosion resulting from improperly manufactured bridge components. Tindall Corporation designed, manufactured and constructed the portion of the pedestrian bridge that failed. Tindall contends that a product that Tindall purchased from Anti-Hydro International, Inc. and that Tindall incorporated into the bridge caused the corrosion. To date, 103 individuals claiming injuries from the bridge failure on May 20, 2000, had filed a total of 48 separate lawsuits. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the

North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The federal lawsuits have all been resolved. The North Carolina state court lawsuits were consolidated before one judge. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge, and finding that Tindall was negligent. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and, therefore, LMS will be jointly and severally liable for future verdicts. In addition, the Court dismissed all claims for punitive damages in all lawsuits. The final two lawsuits have been disposed of in this matter. A voluntary dismissal with prejudice was entered in one of the lawsuits on June 5, 2007, and the North Carolina Supreme Court on June 27, 2007, refused to hear the appeal of the other lawsuit which had previously been dismissed. As such, all lawsuits related to this incident have been resolved in a manner which did not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Jonie Shires filed a lawsuit against BMS and an employee, Josh King, in Tennessee federal court. The plaintiff alleges traumatic brain injury caused by an alleged blow to her head from a falling tent pole. The plaintiff seeks damages in the amount of $5,000,000. The Company is seeking indemnity from the plaintiff’s employer. The Company filed a motion for summary judgment seeking dismissal of all of the plaintiff’s claims. On March 13, 2007, the Court entered summary judgment in favor of BMS and Josh King. The plaintiff has filed a motion with the court seeking a reconsideration of the summary judgment ruling. The court has not yet ruled on this motion. However, the parties have an agreement in principle with respect to the resolution of this matter, which management believes will not have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Karen Davies and William Davies, individually and as guardians of Ryan Davies and Peyton Davies filed a lawsuit seeking damages against TMS, INEX, 600 Racing and SMI in the District Court of Tarrant County, Texas on January 2, 2007. Ryan Davies was injured while participating in an event at TMS, and the Davies allege that negligence on the part of TMS, INEX, 600 Racing and SMI caused the accident. TMS, INEX, and 600 Racing filed answers on February 2, 2007 denying all material allegations. SMI made a special appearance on February 2, 2007 challenging the jurisdiction of the Texas court over it. TMS, INEX, 600 Racing and SMI are vigorously defending this matter. On March 5, 2007, TMS, INEX, and 600 Racing filed counterclaims and third-party claims asserting that other parties were liable for the accident involving Ryan Davies. Discovery is ongoing in this matter. SMI is currently unable to predict the amount of claims relating to this accident which may be made against it and how those claims might be resolved. At this time, management does not expect disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

The Company entered into an Agreement with IDIA Network, LLC (“IDIA”) on or about March 29, 2006, pursuant to which IDIA would provide certain advertising at the Company’s subsidiary motorsports venues through permanently installed video monitors. By letter dated April 27, 2007, the Company issued a notice to IDIA that it was in default under the Agreement. On May 10, 2007, IDIA filed for protection under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Washington (the “Bankruptcy Court”). On May 24, 2007, IDIA filed an Adversary Proceeding against the Company in the Bankruptcy Court alleging fraud in the inducement and breach of contract. IDIA seeks a determination regarding the ownership of certain equipment, and seeks damages of at least $5,000,000. The Company has filed a motion seeking in the alternative a dismissal of the Adversary Proceeding or a transfer to the United States District Court for the Western District of North Carolina. The Company is vigorously defending this matter, and does not expect disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

In 2006, the Company purchased a Russian entity, Visheraneft, to exploit certain mineral rights in an existing oilfield in the Perm region of Russia (the “Perm Oilfield”). The Company has been informed that Visheraneft’s alleged predecessor entity and several of its shareholders have filed suit in the Russian courts challenging certain rights of Visheraneft. The alleged predecessor entity and the shareholders contend they maintain an interest in the mineral rights license registered to Visheraneft with respect to the Perm Oilfield. The Company is working with its Russian attorneys to evaluate this matter and to determine the best course of action to protect the Company’s investment, but is currently uncertain as to the outcome of these proceedings, and is unable to assess whether these proceedings will have any material adverse impact on the Company’s future financial position, results of operations or cash flows.

9. STOCK COMPENSATION PLANS

2004 Stock Incentive Plan—Awards under the 2004 Stock Incentive Plan (the 2004 Plan) may be in the form of incentive stock options, non-statutory stock options or restricted stock. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate ten years from adoption in February 2004. No individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and in the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. All stock options granted under the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date. To date, stock options expire ten years from grant date and vest immediately or in equal installments over three years and restricted stock vests three years from grant date.

1994 Stock Option Plan—The 1994 Stock Option Plan (the 1994 Plan) expired by its terms on December 21, 2004, and no further options can be granted under that plan. Adoption of the 2004 Plan described above, and termination of the 1994 Plan, did not adversely affect rights under any outstanding stock options previously granted under the 1994 Plan. All options granted to purchase shares under the 1994 Plan are fully vested and generally expire ten years from grant date. The exercise price of all stock options granted under the 1994 Plan was the fair or trading value of the Company’s common stock at grant date.

Formula Stock Option Plan—The Formula Stock Option Plan is for the benefit of the Company’s outside directors. Under the plan, before February 1 of each year, each outside director is awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the average fair market value per share for the ten day period prior to award. All options to purchase shares under this plan generally vest in six months, and expire ten years, from grant date. The Company granted options under the Formula Stock Option Plan to purchase 10,000 shares of common stock to each of five outside directors as of January 2, 2007 at an exercise price per share of $38.45 determined in accordance with plan provisions.

Employee Stock Purchase Plan—No shares were granted to employees under the Employee Stock Purchase Plan for calendar year 2007 or 2006.

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

There were no significant changes in the characteristics of stock options granted during 2007 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards.

Share-based compensation cost is included in general and administrative expense and for the three months ended June 30, 2007 and 2006 totaled $613,000 and $110,000, and for the six months ended June 30, 2007 and 2006 totaled $1,217,000 and $707,000. There were no capitalized share-based compensation costs at June 30, 2007 or December 31, 2006.

As of June 30, 2007, there was approximately $700,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan and the Formula Stock Option Plan that is expected to be recognized over a weighted-average period of 0.9 year. The Company generally records stock-based compensation cost for granted stock options on the accelerated method using a graded vesting schedule over the requisite service period. As of June 30, 2007, there was approximately $1,102,000 of unrecognized compensation cost related to non-vested restricted stock granted under the 2004 Plan that is expected to be recognized over a weighted-average period of 1.3 years. The Company generally records stock-based compensation cost for restricted stock awards using the straight line method over the requisite service period.

See Note 11 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for additional information and terms of the Company’s stock incentive, stock option and employee stock purchase plans.

10. SEGMENT DISCLOSURES—The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its six major speedway facilities located in the United States. The Company’s business and activities, including those of its subsidiaries and joint venture equity investees, are further described in Note 1 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of TSI and MBM non-event motorsports merchandising, 600 Racing non-event merchandising and sanctioning body activities, SMIL and Oil-Chem oil and gas and micro-lubricant activities, and office rentals at certain Company speedways. Certain oil and gas activities include operations and assets located in foreign countries as further described in Note 2—“Oil and Gas Activities”.

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes and other expense (income) and specified unusual non-recurring items if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. There were no significant intersegment or intercompany revenues, expenses or other transactions during the periods presented. The following segment information is for the three and six months ended June 30, 2007 and 2006 and as of June 30, 2007 and December 31, 2006 (in thousands):

	Three Months Ended June 30:
	2007			2006
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$171,698	$9,066	$180,764	$177,751	$5,523	$183,274
Depreciation and amortization	11,122	148	11,270	9,978	132	10,110
Losses from equity investees	307	–	307	226	–	226
Operating income (loss)	71,790	(1,167)	70,623	77,616	(2,914)	74,702

	Six Months Ended June 30:
	2007			2006
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$316,263	$16,677	$332,940	$320,345	$14,050	$334,395
Depreciation and amortization	21,545	278	21,823	19,918	262	20,180
Losses from equity investees	3,761	–	3,761	1,445	–	1,445
Operating income (loss)	134,986	(4,621)	130,365	138,660	(3,855)	134,805
Capital expenditures	46,731	2,169	48,900	41,233	221	41,454

	June 30, 2007			December 31, 2006
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Goodwill and other intangibles	$147,745	$8,313	$156,058	$147,745	$8,377	$156,122
Total assets	1,620,232	14,438	1,634,670	1,527,573	61,950	1,589,523
Equity investments	131,574	–	131,574	135,346	–	135,346

The following table reconciles segment operating income above to consolidated income before income taxes for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2007	2006	2007	2006
Total segment operating income	$70,623	$74,702	$130,365	$134,805
Less:
Interest expense, net	(4,753)	(4,177)	(9,447)	(10,049)
Losses on equity investees	(307)	(226)	(3,761)	(1,445)
Other income (expense), net	(573)	34	(548)	(22)

Consolidated income before income taxes	$64,990	$70,333	$116,609	$123,289

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

“Other operating revenue” includes: revenues of TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; certain merchandising revenues of SMI Properties and its wholly-owned subsidiary, MBM, a wholesale and retail mail-order distributor of racing and other sports related souvenir merchandise and apparel; oil and gas activities; Legends Car and parts sales of 600 Racing; restaurant, catering and membership income from the Speedway Clubs at LMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant®; and industrial park and office rentals. “Earnings or losses on equity investees” primarily includes the Company’s share of its Motorsports Authentics merchandising joint venture equity investee profits or losses. The Company’s revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than non-event merchandise sales, as well as sales of TSI, Legends Cars, Oil-Chem, SMI Trackside, MBM, bulk petroleum transactions, oil and gas exploration and production activities, or other operating revenues.

The Company classifies expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school and karting revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of TSI, MBM and certain SMI Properties merchandising, gross bulk petroleum, non-capitalized oil and gas exploration and production activities, Legends Car, Speedway Clubs, Oil-Chem and industrial park and office tower rental revenues.

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

Seasonality and Quarterly Results

In 2007, the Company plans to hold 19 major annual racing events sanctioned by NASCAR, including 11 NEXTEL

Cup and eight Busch Series racing events. We also plan to hold seven NASCAR Craftsman Truck Series racing events, two IRL racing events, four major NHRA racing events, and two World of Outlaws (WOO) racing events. In 2006, we held 19 major annual racing events sanctioned by NASCAR, including 11 NEXTEL Cup and eight Busch Series racing events, seven NASCAR Craftsman Truck Series racing events, two IRL racing events, two IROC racing events, four major NHRA racing events, and three WOO racing events. The Company’s business has been, and is expected to remain, highly seasonal.

The Company sometimes produces minimal operating income during the third quarter when it hosts only one major NASCAR race weekend. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three and six months ended June 30, 2007 and 2006 are not indicative of results that may be expected for the entire year because of such seasonality.

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

Near-term Operating Factors

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General factors and current operating trends

•	New eight-year NASCAR broadcast rights agreement

•	Oil and gas activities

•	Motorsports Authentics merchandising joint venture

•	Non-event and event souvenir and other merchandising revenues

•	2007 earnings guidance

•	Insurance coverage

Items discussed elsewhere in indicated sections of this report:

•	Income taxes and first quarter 2007 adoption of FASB Interpretation No. 48 (discussed in Note 2 to the Consolidated Financial Statements – “Income Taxes”).

•

2007 stock repurchases and authorization to repurchase common stock increased from one million to two million shares (discussed below in “Liquidity and Capital Resources, Future Liquidity – Stock Repurchase Program” and Part II, Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” and in Note 6 to the Consolidated Financial Statements).

General Factors and Current Operating Trends – The Company’s year-to-date results for the 2007 race season reflect ongoing increases in sponsorship, luxury suite rentals, advertising, and other corporate, as well as camping and driving school, event related revenues. All of the Company’s 2007, and most of its 2008, NASCAR NEXTEL Cup and Busch Series event sponsorships are already sold, and pre-sales for other corporate event related revenues are showing similar trends. For the Company’s upcoming 2007 events, tickets and luxury suites are essentially sold-out for BMS’s August 2007 NEXTEL Cup event, and ticket sales at LMS are higher than last year, and at AMS and TMS are slightly below the same time last year. However, at this date, management is unable to determine whether event results will differ from those previously estimated. The 2007 to-date broadcast television and cable ratings for the NASCAR NEXTEL Cup and Busch Series have shown slight decreases from the prior year.

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

NASCAR Broadcasting Rights Agreement – Broadcasting revenues continue to be a significant long-term revenue source for the Company’s core business. A substantial portion of the Company’s profit growth in recent years has resulted from a significant increase in television revenues received from the arrangements NASCAR has made with various television networks. NASCAR ratings can impact attendance at Company events and sponsorship opportunities. The six-year NASCAR domestic television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX expired after 2006. NASCAR announced it has new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR NEXTEL Cup and Busch Series events for 2007 through 2014. NASCAR also announced that these agreements have a $4.48 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the current contract annual average of $400 million. However, the announced NASCAR 2007 total industry rights fees will approximate $505 million, which are lower than the 2006 rights fees of approximately $574 million. Although initially lower, this eight-year arrangement provides the Company significant increases in average annual contracted revenues through 2014, with increases averaging 3% per year. The Company’s total contracted revenues under the upcoming domestic broadcast rights agreement for 2007, based on the current race schedule, are approximately $143 million, reflecting a decrease of approximately $20 million or 12% from 2006. These lower 2007 revenues will be partially offset by an approximate $5 million decrease in associated contracted NASCAR purse and sanction fees. Management believes this new long-term contracted revenue source helps solidify the Company’s financial strength and stabilize its earnings and cash flows, and bodes well for SMI and the motorsports industry in the future.

Management also believes these new contracts have long-term strategic benefits. For instance, over the past several years major sports programming has begun to shift between network and cable. Cable broadcasters can support a higher investment through subscriber fees not available to networks, which is resulting in increased rights fees for these sports properties. However, cable reaches fewer households than network broadcasts. NASCAR’s decision to retain approximately two-thirds of its event schedule on network television is believed to be important to the sport’s future growth, and should continue to drive increased fan and media awareness for all three NASCAR racing series, which should help increase long-term attendance and corporate marketing appeal. Management believes ESPN’s involvement should result in the Busch Series benefiting from the improved continuity of its season-long presence on ESPN, and motorsports in general should benefit from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to that ESPN provides with the other major sports.

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

Oil and Gas Activities – The Company is engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products and associated commodity transactions. The Company has conducted these business activities primarily in Russia, Central America, North America, South America, Africa, and the United Kingdom. The Company may expand such business activities into Asia, the Middle East and other foreign regions. Oasis Trading Group LLC (Oasis), a United States company, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company enters into futures contracts associated with petroleum products and utilizes letters of credit for the purchase and sale of bulk petroleum products. The Company also has profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, bulk petroleum, oil and gas activities, futures contracts, and letters of credit hereafter are collectively associated with or referred to as “oil and gas activities”, “oil and gas business”, “oil and gas transactions” or “bulk petroleum transactions”.

In 2006, SMIL acquired interests in two foreign entities owning certain oil and gas mineral rights in Russia, for cash consideration aggregating $4.0 million to acquire OOO Visheraneft and $2.6 million for a majority interest in OOO Vorga. As of June 30, 2007, amounts invested in these entities aggregate $12.0 million (approximately the same amount for each entity), consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method. See Note 8 to the Consolidated Financial Statements for information on legal proceedings associated with SMIL’s interest in Visheraneft.

Although these oil and gas activities have increased and may increase further, the Company’s core business has been and remains motorsports. Management recognizes that this oil and gas business has financial and operational risks different from those of our core operations. Many are risks ordinarily experienced by any new business, risks ordinarily associated with conducting business in foreign countries, as well as risks generally associated with petroleum products, commodities, oil and gas activities, hedging and similar transactions of this nature. However, the Company’s oil and gas activities involve concentrations of credit and other risks different from motorsports operations. These credit and other risks are further described below and in Part I – Item 1A “Risk Factors” in the Company’s 2006 Annual Report on Form 10-K.

At June 30, 2007, uncertainty exists as to the full realization of receivables due from two foreign entities and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from two foreign entities because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in a foreign country. Management is currently pursuing available recoverability alternatives. Under its profit and loss sharing arrangement, the Company has recorded receivables from Oasis, a significant portion of which pertains to that entity’s reimbursable share of loss associated with the recoverability assessment of amounts due from these two foreign entities. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities; therefore, uncertainty exists regarding recoverability and amounts due were reserved as of June 30, 2007. As of June 30, 2007, the Company has recorded allowances for possible uncollectible amounts of approximately $20.9 million based on estimated ultimate realization after possible recovery, settlement and other costs and insurance. Recovery allowances of approximately $4.6 million are reflected in other direct operating expense for the six months ended June 30, 2007. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

As further described in Note 2 to the Consolidated Financial Statements, the Company has credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions as of June 30, 2007. Approximately $2.9 million or 5% of total net current accounts and notes receivables are due from a relatively small number of petroleum industry customers and merchants in Central America and Russia. Also, from time to time, bulk petroleum inventory products may be located in and managed by a relatively small number of vendors in Central America or Russia. The Company’s Credit Facility contains a separate sub-limit for letters of credit up to $75.0 million for use in oil and gas activities and other business transactions, permits the Company to invest up to an additional aggregate of $50.0 million in Oil-Chem and its direct or indirect subsidiaries for oil and gas activities, and allows for contracts and certain contract assignments associated with the Company’s oil and gas activities to specified foreign parties. As of June 30, 2007, the Company had no outstanding letters of credit associated with oil and gas transactions, and had no bulk petroleum product inventory.

Oil and gas business profit margins could be affected by factors such as purchase price, sales price, transaction, unrecoverable and other operating costs, and could be less than those on our other operations. Oil and gas transactions may continue to occur in the near future, and they may or may not be significant. While revenues could become significant, resulting profit margins could be affected by market and other factors such as transaction, unrecoverable and other operating costs, and could be less than those on existing operations. The accounting for oil and gas, including underlying hedge, transactions can be affected by many factors, including contract terms, title transfer, settlement timing, underlying hedge terms and other transactional terms or conditions. Future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis. Mark-to-market accounting may be used for certain hedges and bulk petroleum purchases or supply contracts may constitute an energy contract that is deemed a derivative under SFAS No. 133, depending on the underlying transactional terms and conditions. Also, future gains or losses on such contracts could be significant depending on fluctuations in market prices of the associated covered petroleum products and timing differences between maturities of hedges and sales of petroleum products. Depending on settlement timing and other transactional factors, accounts receivable, inventories, liabilities and outstanding letters of credit could significantly increase during and between reporting periods. At this time, management is unable to determine whether resulting revenues or profits or losses could be material.

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

Joint Venture Equity Investments – The Company and International Speedway Corporation (ISC) equally own a joint venture formed in August 2005 that operates independently under the name Motorsports Authentics (MA) to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA has license agreements with many of the top NASCAR, IRL, and NHRA teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. As further described in Note 2 to the Consolidated Financial Statements, the Company uses the equity method of accounting for its 50% ownership in MA. The Company’s investment in MA is sizable and its share of future associated profits or losses may or may not be significant. Resulting profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s NEXTEL Cup Series, competition for MA products, and the success of MA management in achieving sustained profitability and successful integration. The Company may increase its investment in MA, including additional equity contributions or loans. MA’s ability to compete successfully and profitably depends on a number of factors both within and outside management’s control.

MA has a material amount of inventory, goodwill and other intangible assets. The management of MA periodically assesses the realization of inventories, including the sufficiency of lower of cost or market provisions based on, among other factors, current inventory levels, assumptions about current and future demand, market conditions and trends that might adversely impact realization. The management of MA evaluates long-lived assets, including intangible assets, for possible impairment at least annually using SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” as applicable. Dale Earnhardt, Jr., a popular NASCAR driver and material MA licensor, recently announced his decision to leave Dale Earnhardt Incorporated at the end of 2007, which is resulting in lower merchandise sales in multiple distribution channels that may or may not continue. Other MA licensors may make similar announcements. Such lower revenues may result in reduced profitability and increased exposure to excess product levels that could result in impairment of MA’s inventory, goodwill and other intangible assets. MA plans to conduct its annual impairment evaluation as of August 31, 2007 or earlier should further events or circumstances indicate possible impairment may have occurred. In June 2007, MA hired a new President and Chief Executive Officer and has initiated a comprehensive review of its business to improve operations and long-term profitability. MA’s losses for the remainder of fiscal 2007 may or may not substantially increase. The current and future carrying value of this equity investment could become impaired for changes in profitability, operating cash flows, market and economic conditions, and other factors that could adversely impact its recovery. Should MA’s long-lived assets or inventory become impaired resulting in a material impairment charge, the Company would be required to record its 50% share which could have a material adverse impact on the Company’s future financial condition or results of operations.

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

Reiterated 2007 Earnings Guidance – In connection with the Company’s second quarter 2007 earnings release, the Company confirmed its previous full year 2007 guidance of $2.43-$2.53 per diluted share assuming current industry and economic trends continue, and excluding our 50% share of Motorsports Authentics joint venture operating results, changes in the Company’s non-core businesses, capital expenditures exceeding our current plans, the impact of further increases in fuel prices, interest rates, geopolitical conflicts, poor weather surrounding events and other unforeseen factors.

Insurance Coverage – Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted from the national incidents on September 11, 2001, natural disasters and incidents such as the pedestrian bridge collapse at LMS in 2000. The Company has a material investment in property and equipment at each of its six speedway facilities that are generally located near highly populated cities and hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs, and further increases are possible. While management believes it has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, management cannot guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company’s speedway facilities could have a material adverse effect on its future financial position, results of operations or cash flows if asset damage and/or its liability were to exceed insurance coverage limits. The occurrence of additional incidents, and particularly incidents at sporting events, entertainment or other public venues, may significantly impair the Company’s ability to obtain such insurance coverage in the future. Management cannot assure you that future increases in such insurance costs and difficulties obtaining high policy limits will not adversely impact the Company’s profitability, thereby possibly impacting its operating results and growth.

The Company uses a combination of insurance and self-insurance to manage various risks associated with its speedway and other properties, and motorsports events and other business risks. Motorsports can be dangerous to participants and to spectators. The Company maintains insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect from material financial loss due to liability for personal injuries sustained by persons on our premises in the ordinary course of business. Nevertheless, there can be no assurance that such insurance will be adequate at all times and in all circumstances. The Company may increase the marketing of certain products using self-insured promotional warranty programs which could subject it to increased risk of loss should the number and amount of claims significantly increase. Also, as described in “Oil and Gas Activities” above, the Company is conducting, and may further increase, oil and gas transactions for which customary insurance is obtained with experienced carriers. While management believes it has reasonable limits of property, casualty, and liability insurance in force, including coverage for environmental pollution and loss of or damaged cargo, management cannot guarantee that such coverage would be adequate should a significant incident occur. The occurrence of such an incident could have a material adverse effect on the Company’s future financial position, results of operations or cash flows if damages, losses and/or its liability were to exceed insurance coverage limits. The Company has increased and may further increase its self-insurance limits which could subject the Company to increased risk of loss should the number of incidents, damages, casualties or other claims below such self-insured limits increase. While management believes it has reasonable self-insurance limits in place, management cannot guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on the Company’s future financial position, results of operations or cash flows. See Item 1A “Risk Factors” in the Company’s 2006 Annual Report on Form 10-K for additional information on our liability insurance program and self-insured retention.

RESULTS OF OPERATIONS

The more significant racing schedule changes for the three and six months ended June 30, 2007 as compared to 2006 include the following:

•

A major NHRA racing event scheduled at BMS in the second quarter 2007 was postponed until the third quarter 2007 to allow for racing surface repairs. BMS hosted a comparable major NHRA racing event in the second quarter 2006. Advance revenue and direct event expenses associated with the postponed event were deferred as of June 30, 2007 and will be recognized in the third quarter 2007.

•

Pole position qualifying for TMS’s NASCAR NEXTEL Cup Series racing event in the second quarter 2007 was cancelled due to poor weather. Also, an IROC racing event at TMS in the second quarter 2007 was cancelled due to IROC Series delays. TMS held comparable events in the second quarter 2006.

Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006

Total Revenues for the three months ended June 30, 2007 decreased by $2.5 million, or 1.4%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended June 30, 2007 decreased by $1.2 million, or 2.5%, from such revenue for the same period last year. This decrease is due primarily to postponement of BMS’s NHRA racing event from the second quarter 2007 to the third quarter 2007, and cancellation of TMS’s NASCAR NEXTEL Cup Series qualifying and IROC racing event in the second quarter 2007. Comparable racing events were held at BMS and TMS in the second quarter 2006. The overall decrease was partially offset by growth in admissions at NASCAR-sanctioned racing events held at LMS and IR in the current period.

Although largely similar to last year, management believes admission revenues at NASCAR-sanctioned racing events held in the current period were negatively impacted by high fuel prices, higher interest rates and declines in consumer spending.

Event Related Revenue for the three months ended June 30, 2007 increased by $3.7 million, or 6.2%, over such revenue for the same period last year. Essentially all of this increase is due to higher sponsorship, display and other advertising, radio broadcasting, camping, and other event related revenues associated with NASCAR-sanctioned racing events as compared to last year. Also, event souvenir merchandising revenues increased slightly over the same period last year. The overall increase was partially offset by revenues of the JRG driving school which was sold in December 2006, and by the postponement of the NHRA racing event at BMS and cancellation of TMS’s NASCAR NEXTEL Cup Series qualifying and IROC racing event in the current period as discussed earlier.

Although increased over last year, management believes concessions, souvenir merchandising and certain other event related revenues for the current period were negatively impacted by high fuel prices, higher interest rates and declines in consumer spending.

NASCAR Broadcasting Revenue for the three months ended June 30, 2007 decreased by $8.0 million, or 12.5%, from such revenue for the same period last year. This decrease was expected and is due to lower annual contractual broadcast rights fees for NASCAR-sanctioned racing events held during the current period.

Other Operating Revenue for the three months ended June 30, 2007 increased by $3.0 million, or 33.9%, over such revenue for the same period last year. As further described in Note 2 to the Consolidated Financial Statements, recovery allowances for certain oil and gas transactions are reflected principally in other operating revenue in the same period last year, and in other direct operating expense in the current period. Classification of recovery allowances is based predominately on whether the associated oil and gas transactions were initially reported individually as gross revenue or on a net profit or loss basis. The increase is also due, to a lesser extent, to approximately 44% higher Oil-Chem revenues in the current period. The overall increase was partially offset by approximately 22% lower oil and gas related, certain non-event merchandising and Legends Car revenues in the current period.

Direct Expense of Events for the three months ended June 30, 2007 decreased by $1.7 million, or 5.4%, from such expense for the same period last year. Approximately 91% of this decrease results from postponement of the NHRA racing event at BMS and, to a lesser extent, cancellation of TMS’s NASCAR NEXTEL Cup Series qualifying and IROC racing event as described earlier, and from the sale of the JRG driving school in December 2006. The overall decrease was partially offset by higher operating costs associated with certain higher event souvenir merchandising revenues and, to a lesser extent, with the growth in event related revenues.

NASCAR Purse and Sanction Fees for the three months ended June 30, 2007 decreased by $2.2 million, or 5.5%, from such expense for the same period last year. This decrease was expected and is due to lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the three months ended June 30, 2007 increased by $1.4 million, or 14.6%, over such expense for the same period last year. Approximately 76% of this increase is due to recovery allowances for certain oil and gas transactions in the current period as further described in Note 2 to the Consolidated Financial Statements. As described earlier, recovery allowances for certain oil and gas transactions are reflected in other operating revenue for the same period last year. The increase was also due, to a lesser extent, to increased operating costs associated with higher Oil-Chem revenues in the current period. The overall increase was partially offset by approximately 13% lower operating costs associated with lower Legends Car and non-event souvenir merchandising revenues in the current period.

General and Administrative Expense for the three months ended June 30, 2007 increased by $2.9 million, or 15.6%, over such expense for the same period last year. Approximately 83% of this increase is due to higher compensation and other operating costs associated with growth and expansion at the Company’s speedways and operations, and approximately 17% is due to stock compensation expense reflected under SFAS No. 123R “Share-Based Payment” as further discussed in Note 9 to the Consolidated Financial Statements.

Depreciation and Amortization Expense for the three months ended June 30, 2007 increased by $1.2 million, or 11.5%, over such expense for the same period last year. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities, including the opening of LVMS’s new infield media center, garage and fan-zone entertainment facilities in the first quarter 2007.

Interest Expense, Net for the three months ended June 30, 2007 was $4.8 million compared to $4.2 million for the same period last year. The change reflects interest expense associated with a cash flow hedge swap agreement that was determined not to meet the conditions for hedge accounting. That change was offset by higher investment interest rates and invested cash balances and higher capitalized interest during the current period. See Note 5 to the Consolidated Financial Statements for additional information.

Losses on Equity Investees for the three months ended June 30, 2007 of $307,000, compared to $226,000 for the same period last year, represents the Company’s share of joint venture equity investee operating results (see Note 2 to the Consolidated Financial Statements for additional information).

Other Expense (Income), Net. Other expense, net for the three months ended June 30, 2007 was $573,000 compared to other income, net of $34,000 for the same period last year. The change reflects the loss recognized on disposal of certain BMS property and equipment in the current period, and a gain recognized on the sale of one TMS condominium in the same period last year. No such gain was recognized in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the three months ended June 30, 2007 and 2006 was 38.0% and 35.3%, respectively. As further discussed in Note 2 to the Consolidated Financial Statements, the 2006 tax rate reflects decreased effective state income tax rates resulting from the State of Texas replacing its current franchise tax with a defined margin tax which is being accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes” in the period of enactment (second quarter 2006). The overall increased tax rate was partially offset by the 2007 benefit of higher tax-free investment earnings compared to the same period last year.

Net Income for the three months ended June 30, 2007 decreased by $5.2 million, or 11.4%, from such income for the same period last year. This change is due to the factors discussed above.

Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006

Total Revenues for the six months ended June 30, 2007 decreased by $1.5 million, or 0.4%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the six months ended June 30, 2007 increased by $1.1 million, or 1.0%, over such revenue for the same period last year. Essentially all of this increase is due to higher overall attendance at NASCAR-sanctioned racing events. The increase reflects the continued growth in admissions at NASCAR-sanctioned racing events held at BMS, IR,

LMS and LVMS in the current period. The overall increase was partially offset by the postponement of BMS’s NHRA racing event from the second quarter 2007 to the third quarter 2007, and cancellation of TMS’s NASCAR NEXTEL Cup Series qualifying and IROC racing event in the second quarter 2007. Comparable racing events were held at BMS and TMS in the second quarter 2006.

Although largely similar to last year, management believes admission revenues at NASCAR-sanctioned racing events held in the current period were negatively impacted by high fuel prices, higher interest rates and declines in consumer spending.

Event Related Revenue for the six months ended June 30, 2007 increased by $8.3 million, or 7.9%, over such revenue for the same period last year. Approximately 89% of this increase is due to higher sponsorship, display advertising, camping, track rentals, radio broadcasting, luxury suite rentals, and other event related revenues associated with NASCAR-sanctioned racing events as compared to last year. The increase also reflects event related revenues associated with the opening of LVMS’s new infield media center, garage and fan-zone entertainment facilities in the current period. In addition, souvenir merchandising revenues and commissions from food and beverage sales were slightly higher in the current period, partially reflecting the negative impact of poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the same period last year. The overall increase was partially offset by revenues of the JRG driving school which was sold in December 2006, and by the postponement of the NHRA racing event at BMS, and cancellation of TMS’s NASCAR NEXTEL Cup Series qualifying and IROC racing event, in the current period as discussed earlier.

Although increased over last year, management believes concessions, souvenir merchandising and certain other event related revenues for the current period were negatively impacted by high fuel prices, higher interest rates and declines in consumer spending.

NASCAR Broadcasting Revenue for the six months ended June 30, 2007 decreased by $13.2 million, or 12.4%, from such revenue for the same period last year. This decrease was expected and is due to lower annual contractual broadcast rights fees for NASCAR-sanctioned racing events held during the current period.

Other Operating Revenue for the six months ended June 30, 2007 increased by $2.4 million, or 12.3%, over such revenue for the same period last year. As further described in Note 2 to the Consolidated Financial Statements, recovery allowances for certain oil and gas transactions are reflected principally in other operating revenue in the same period last year, and in other direct operating expense in the current period. Classification of recovery allowances is based predominately on whether the associated oil and gas transactions were initially reported individually as gross revenue or on a net profit or loss basis. The increase is also due, to a lesser extent, to approximately 20% higher Oil-Chem revenues in the current period. The overall increase was partially offset by approximately 21% lower oil and gas related and certain non-event merchandising revenues in the current period.

Direct Expense of Events for the six months ended June 30, 2007 decreased by $2.5 million, or 4.4%, from such expense for the same period last year. Essentially all of this decrease results from the sale of the JRG driving school in December 2006 and postponement of the NHRA racing event at BMS and, to a lesser extent, cancellation of TMS’s NASCAR NEXTEL Cup Series qualifying and IROC racing event as described earlier. The overall decrease was partially offset by approximately 4% higher operating costs associated with the growth in event related revenues, including costs associated with the opening of LVMS’s new infield media center, garage and fan-zone entertainment facilities, and with certain higher event souvenir merchandising revenues, in the current period.

NASCAR Purse and Sanction Fees for the six months ended June 30, 2007 decreased by $3.5 million, or 5.2%, from such expense for the same period last year. This decrease was expected and is due to lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the six months ended June 30, 2007 increased by $4.8 million or 27.9%, over such expense for the same period last year. Essentially all of this increase is due to recovery allowances for certain oil and gas transactions in the current period as further described in Note 2 to the Consolidated Financial Statements. As

described earlier, recovery allowances for certain oil and gas transactions are reflected in other operating revenue for the same period last year. The increase was also due, to a lesser extent, to increased operating costs associated with higher Oil-Chem revenues in the current period. The overall increase was partially offset by approximately 7% lower operating costs associated with lower souvenir and other non-event merchandising revenues in the current period.

General and Administrative Expense for the six months ended June 30, 2007 increased by $2.5 million, or 6.5%, over such expense for the same period last year. Approximately 80% of this increase is due to higher compensation and other operating costs associated with growth and expansion at the Company’s speedways and operations, and approximately 20% is due to stock compensation expense reflected under SFAS No. 123R “Share-Based Payment” as further discussed in Note 9 to the Consolidated Financial Statements. The overall increase was partially offset by a decrease in insurance costs and a combination of individually insignificant items.

Depreciation and Amortization Expense for the six months ended June 30, 2007 increased by $1.6 million, or 8.1%, over such expense for the same period last year. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities, including the opening of LVMS’s new infield media center, garage and fan-zone entertainment facilities in the first quarter 2007.

Interest Expense, Net for the six months ended June 30, 2007 was $9.4 million compared to $10.0 million for the same period last year. The change reflects higher investment interest rates and invested cash balances and higher capitalized interest during the current period. Those changes were offset by interest expense associated with a cash flow hedge swap agreement that was determined not to meet the conditions for hedge accounting, and by increased average interest rates on borrowings under the bank revolving credit facility during the current period. See Note 5 to the Consolidated Financial Statements for additional information.

Losses on Equity Investees for the six months ended June 30, 2007 of $3.8 million, compared to $1.4 million for the same period last year, represents the Company’s share of joint venture equity investee operating results (see Note 2 to the Consolidated Financial Statements for additional information).

Other Expense, Net. Other expense, net for the six months ended June 30, 2007 was $548,000 compared to $22,000 for the same period last year. The change reflects the loss recognized on disposal of certain BMS and other property and equipment, partially offset by the gain recognized on the sale of certain LMS land, in the current period. The change also reflects a gain recognized on the sale of one TMS condominium in the same period last year. No such gain was recognized in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the six months ended June 30, 2007 and 2006 was 38.1% and 37.0%, respectively. As further discussed in Note 2 to the Consolidated Financial Statements, the 2006 tax rate reflects decreased effective state income tax rates resulting from the State of Texas replacing its current franchise tax with a defined margin tax which is being accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes” in the period of enactment (second quarter 2006). The overall increased tax rate was partially offset by the 2007 benefit of higher tax-free investment earnings compared to the same period last year.

Net Income for the six months ended June 30, 2007 decreased by $5.5 million, or 7.1%, from such income for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the six months ended June 30, 2007 resulted primarily from:

(1)	net cash provided by operations amounting to $78.8 million;

(2)	repurchases of common stock amounting to $5.1 million;

(3)	cash received on exercise of common stock options amounting to $4.7 million;

(4)	cash received on repayments of notes and other receivables amounting to $2.4 million;

(5)	cash outlays for accelerated income taxes amounting to $28.8 million; and

(6)	cash outlays for capital expenditures amounting to $48.9 million.

Cash flows from operations in the six months ended June 30, 2007 compared to 2006 reflect changes in oil and gas receivables and inventory as further described in Note 2 to the Consolidated Financial Statements.

The Company had the following contractual obligations as of June 30, 2007 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations:(1)
Current liabilities, excluding deferred race event income and accrued income taxes	$47,353	$47,353	–	–	–
Long-term debt, bank credit facility and senior subordinated notes	428,438	–	$98,438	–	$330,000
Income taxes payable(2)	26,362	26,362	–	–	–
Payable to affiliate	2,594	–	–	–	2,594
Other liabilities	1,757	–	–	$1,757	–
Interest on fixed rate debt obligations(1)	130,866	22,275	44,550	44,550	19,491
Operating leases	2,489	1,002	1,053	401	33

Total Contractual Cash Obligations	$639,859	$96,992	$144,041	$46,708	$352,118

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments:
Letters of credit	$1,172	$1,172	–	–	–
Contingent guarantee obligations	12,250	625	$3,000	$3,000	$5,625

Total Other Commercial Commitments	$13,422	$1,797	$3,000	$3,000	$5,625

(1)	Contractual cash obligations above exclude: (a) interest payments under the Company’s floating rate Revolving Credit Facility which had outstanding borrowings aggregating $98.4 million and average interest rates of 6.3% in the six months ended June 30, 2007 (cash paid for interest, net of amounts capitalized, was approximately $13.8 million in the six months ended June 30, 2007); (b) income taxes that may be paid in future years (cash paid for income taxes was approximately $53.4 million in the six months ended June 30, 2007); (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs other than those discussed below in Item No. 2; (d) income tax liabilities of approximately $11.5 million as of June 30, 2007 for unrecognized tax benefits due to uncertainty in predicting the timing of any such related payments; and (e) capital expenditures that may be made although not under contract as of June 30, 2007 (cash paid for capital expenditures was approximately $48.9 million in the six months ended June 30, 2007).
(2)	Reflects current and noncurrent income taxes payable as of June 30, 2007, including accelerated amounts as more fully described above in Note 2 to the Consolidated Financial Statements—“Income Taxes”.

Future Liquidity

At June 30, 2007, the Company’s cash and cash equivalents totaled $151.8 million, short-term investments totaled $3.2 million, outstanding borrowings under the $400.0 million Revolving Facility amounted to $98.4 million, and outstanding letters of credit amounted to $1.2 million. At June 30, 2007, the Company had availability for borrowing up to an additional $300.4 million, including up to an additional $73.8 million in letters of credit, under the Credit Facility. At June 30, 2007, net noncurrent deferred tax liabilities totaled $134.5 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

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

Stock Repurchase Program – In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to one million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. The stock repurchase program is presently funded using available cash and cash equivalents. During the six months ended June 30, 2007, the Company repurchased 130,000 shares of common stock for $5.1 million and could repurchase up to an additional 1.1 million shares under the current authorization as of June 30, 2007.

Capital Expenditures –Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At June 30, 2007, the Company had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at our speedways. Similar to prior years, we continue to expand concessions, camping, restrooms and other fan amenities at certain facilities. In 2006, LVMS began construction and renovation of an infield media center, garage, fan-zone entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, racing team owners and drivers and others involved in motorsports, and which was substantially completed in the first quarter 2007. In 2007, LMS plans to start renovating and modernizing certain grandstand seating and expand its hospitality areas, and BMS plans to resurface its high-banked speedway. The Company also plans to continue improving and expanding on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways. In March 2006, the Company announced construction plans for a 126-unit condominium project at LVMS, which would include trackside office space, banquet facilities, spa and health club and other amenities. Commencement of construction is subject to governmental approval and permitting processes, which could materially affect the ultimate cost and timing of construction.

The estimated aggregate cost of capital expenditures in 2007 is approximately $60.0 to $70.0 million, excluding LVMS’s condominium project. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under the Revolving Facility as needed. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding letters of credit of $1.2 million, and contingent guarantee obligations of $12.3 million as of June 30, 2007. As further described in “Near-term Operating Factors” above, the Credit Facility provides for a separate sub-limit for letters of credit of up to $75.0 million for use in the Company’s oil and gas activities and other business transactions. The Company presently does not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements – “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on the Company’s financial statements and disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—The Company’s financial instruments with interest rate risk exposure consist of cash and cash investments, notes receivable, the Revolving Facility, and an interest rate swap agreement that are sensitive to changes in interest rates. A change in interest rates of one percent on floating notes receivable and debt balances outstanding at June 30, 2007, excluding the interest rate swap, would cause an approximate change in annual interest income of $75,000 and annual interest expense of $984,000. Interest rate swap values are affected by various market factors, including interest rate changes, which have a corresponding effect on interest expense.

As discussed in Note 5 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction related to variable rate debt obligations. The swap has a principal notional amount of $40.6 million, provides for quarterly settlement and expires corresponding with the debt term. At June 30, 2007 and December 31, 2006, the Company has reflected a derivative asset for this swap of approximately $889,000 and $998,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

Equity Price Risk—The Company has marketable equity securities, all classified as “available for sale” which are included in other noncurrent assets. Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification. The carrying value of marketable equity securities amounted to $121,000 and $194,000 at June 30, 2007 and December 31, 2006.

Other Market Risk—As of June 30, 2007, the Company had aggregate outstanding letters of credit of $1.2 million, none of which were associated with bulk petroleum transactions. As described in “Liquidity and Capital Resources” above, the Company also had contingent guarantee obligations of $12.3 million as of June 30, 2007.

As of and during the six months ended June 30, 2007, there have been no other significant changes in the Company’s interest rate risk, equity price risk or other market risk.

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

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting in the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. New or material developments on the more significant of these lawsuits are described below. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows. See Note 8 to the Consolidated Financial Statements for additional information on the Company’s legal proceedings. See Item 1A “Risk Factors” in the Company’s 2006 Annual Report on Form 10-K for additional information on our liability insurance program and self-insured retention.

On May 20, 2000, near the end of a NASCAR-sanctioned event hosted at LMS, a portion of a pedestrian bridge leading from its track facility to a parking area failed. In excess of 100 people were injured to varying degrees. Preliminary investigations indicate the failure resulted from excessive interior corrosion resulting from improperly manufactured bridge components. Tindall Corporation designed, manufactured and constructed the portion of the pedestrian bridge that failed. Tindall contends that a product that Tindall purchased from Anti-Hydro International, Inc. and that Tindall incorporated into the bridge caused the corrosion. To date, 103 individuals claiming injuries from the bridge failure on May 20, 2000, had filed a total of 48 separate lawsuits. Generally, the plaintiffs filed these negligence lawsuits and a wrongful death lawsuit against SMI, LMS, Tindall Corporation and Anti-Hydro International, Inc., in the North Carolina Superior Courts of Cabarrus, Mecklenburg, Rowan, Union and Wake Counties, and in the United States District Courts for the Middle District and Western District of North Carolina, seeking unspecified compensatory and punitive damages. The federal lawsuits have all been resolved. The North Carolina state court lawsuits were consolidated before one judge. On January 20, 2003, the trial of the first of these cases began. This trial resulted in a directed verdict and dismissal of SMI at the close of all evidence. On March 27, 2003, the jury returned a verdict finding that LMS was not negligent in connection with the collapse of the pedestrian bridge, and finding that Tindall was negligent. However, LMS was determined by the Court to be responsible for the acts and omissions of Tindall and, therefore, LMS will be jointly and severally liable for future verdicts. In addition, the Court dismissed all claims for punitive damages in all lawsuits. The final two lawsuits have been disposed of in this matter. A voluntary dismissal with prejudice was entered in one of the lawsuits on June 5, 2007, and the North Carolina Supreme Court on June 27, 2007, refused to hear the appeal of the other lawsuit which had previously been dismissed. As such, all lawsuits related to this incident have been resolved in a manner which did not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the six months ended June 30, 2007.

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

As set forth in the table below, the Company repurchased 130,000 shares of common stock for approximately $5.1 million in the six months ended June 30, 2007.

	Issuer Purchases of Equity Securities under Authorized Program as of June 30, 2007
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares That May Yet Be Purchased Under the Plans or Programs
January 2007	26,000	$38.80	26,000	215,000
February 2007	19,000	39.01	19,000	1,196,000
March 2007	22,000	38.56	22,000	1,174,000

First Quarter 2007	67,000	38.78	67,000	1,174,000

April 2007	20,000	39.35	20,000	1,154,000
May 2007	22,000	39.67	22,000	1,132,000
June 2007	21,000	39.97	21,000	1,111,000

Second Quarter 2007	63,000	39.67	63,000	1,111,000

Total 2007	130,000	$39.21	130,000	1,111,000

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 18, 2007, O. Bruton Smith, William P. Benton, and Robert L. Rewey were reelected directors by the Company’s stockholders. Directors not reelected at the meeting, but whose terms of office continued after the meeting, were H.A. Wheeler, William R. Brooks, Marcus G. Smith, Mark M. Gambill, James P. Holden and Tom E. Smith. In addition to reelection of three directors, the stockholders ratified the selection of Deloitte & Touche LLP as the principal independent registered public accounting firm of the Company and approved the Speedway Motorsports, Inc. Incentive Compensation Plan.

	For	Votes Against	Votes Withheld	Abstentions/ Broker Non- Votes
Reelection of O. Bruton Smith	41,785,362	–	433,114	–
Reelection of William P. Benton	42,073,374	–	145,102	–
Reelection of Robert L. Rewey	42,086,483	–	131,993	–
Ratification of Deloitte & Touche LLP as principal auditors	42,184,330	26,011	–	8,135
Approval to adopt the Speedway Motorsports, Inc. Incentive Compensation Plan	41,893,304	306,352	–	18,820

Item 6.	Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
10.1	Speedway Motorsports, Inc. Incentive Compensation Plan, dated as of April 18, 2007 (incorporated by reference to Appendix A to the SMI’s Definitive Proxy Statement on Schedule 14A, filed on February 13, 2007).

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: August 9, 2007	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: August 9, 2007	By:	/s/ William R. Brooks
William R. Brooks
Executive Vice President, Chief Financial
Officer, and Treasurer
(Principal Financial and Accounting Officer)