Form 10-Q
period 2007-09-30
SPEEDWAY MOTORSPORTS INC
filed 2007-11-07
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 7, 2007, there were 43,615,678 shares of common stock outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$175,027	$118,011
Short-term investments	3,218	3,128
Accounts and notes receivable, net	36,213	51,733
Prepaid income taxes	4,178	5,686
Inventories	16,177	14,837
Prepaid expenses	3,300	3,531
Deferred income taxes	—	6,115

Total Current Assets	238,113	203,041

Notes and Other Receivables:
Affiliates	8,751	10,726
Other	5,061	5,364
Other Assets	27,139	24,248
Property and Equipment, Net	1,073,706	1,054,676
Equity Investments in Associated Entities	113,061	135,346
Other Intangible Assets, Net	101,571	101,668
Goodwill	54,454	54,454

Total	$1,621,856	$1,589,523

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$25	$44
Accounts payable	23,105	23,035
Deferred race event income, net	111,138	112,651
Accrued interest	7,677	2,315
Accrued expenses and other current liabilities	22,581	21,415
Deferred income taxes	13,657	—

Total Current Liabilities	178,183	159,460

Long-term Debt	428,444	428,438
Payable to Affiliate	2,594	2,594
Deferred Income	10,427	11,099
Deferred Income Taxes	119,640	166,165
Other Liabilities	13,643	1,678

Total Liabilities	752,931	769,434

Commitments and Contingencies (Notes 2, 6 and 8)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000, issued and outstanding—43,696,000 in 2007 and 43,807,000 in 2006	447	446
Additional Paid-in Capital	237,438	230,160
Retained Earnings	670,008	615,858
Accumulated Other Comprehensive Income (Loss)	(17)	1,631
Treasury stock at cost, shares—1,043,000 in 2007 and 759,000 in 2006	(38,951)	(28,006)

Total Stockholders’ Equity	868,925	820,089

Total	$1,621,856	$1,589,523

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30:
	2007	2006
Revenues:
Admissions	$30,264	$27,500
Event related revenue	33,035	30,592
NASCAR broadcasting revenue	13,832	15,749
Other operating revenue	10,485	10,909

Total Revenues	87,616	84,750

Expenses and Other:
Direct expense of events	23,531	21,218
NASCAR purse and sanction fees	10,367	10,832
Other direct operating expense	10,686	8,526
General and administrative	19,218	18,690
Depreciation and amortization	11,295	10,176
Interest expense, net	5,637	6,302
Losses on equity investees	17,177	1,041
Other income, net	(145)	(23)

Total Expenses and Other	97,766	76,762

Income (loss) before Income Taxes	(10,150)	7,988
Provision for Income Taxes	(3,468)	(3,286)

Net Income (Loss)	$(13,618)	$4,702

Basic Earnings (Loss) Per Share	$(0.31)	$0.11

Weighted Average Shares Outstanding	43,762	43,762
Diluted Earnings (Loss) Per Share	$(0.31)	$0.11

Weighted Average Shares Outstanding	43,926	43,948

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30:
	2007	2006
Revenues:
Admissions	$136,089	$132,252
Event related revenue	145,875	135,147
NASCAR broadcasting revenue	106,509	121,599
Other operating revenue	32,083	30,147

Total Revenues	420,556	419,145

Expenses and Other:
Direct expense of events	77,515	77,702
NASCAR purse and sanction fees	73,712	77,670
Other direct operating expense	32,611	25,662
General and administrative	60,716	57,642
Depreciation and amortization	33,118	30,356
Interest expense, net	15,084	16,351
Losses on equity investees	20,938	2,486
Other expense (loss), net	403	(1)

Total Expenses and Other	314,097	287,868

Income before Income Taxes	106,459	131,277
Provision for Income Taxes	(47,896)	(48,856)

Net Income	$58,563	$82,421

Basic Earnings Per Share	$1.34	$1.88

Weighted Average Shares Outstanding	43,782	43,806
Diluted Earnings Per Share	$1.33	$1.87

Weighted Average Shares Outstanding	43,970	44,013

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2007	43,807	$446	$230,160	$615,858	$1,631	$(28,006)	$820,089
Cumulative effect of adopting FIN 48 (Note 2)	—	—	—	(4,413)	—	—	(4,413)

Net income	—	—	—	58,563	—	—	58,563
Elimination of equity investee foreign currency exchange translation gain (Note 2)	—	—	—	—	(1,613)	—	(1,613)
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	(35)	—	(35)

Comprehensive income							56,915

Exercise of stock options	173	1	5,018	—	—	—	5,019
Tax benefit from exercise of stock options	—	—	739	—	—	—	739
Share-based compensation	—	—	1,521	—	—	—	1,521
Repurchases of common stock at cost	(284)	—	—	—	—	(10,945)	(10,945)

Balance, September 30, 2007	43,696	$447	$237,438	$670,008	$(17)	$(38,951)	$868,925

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30:
	2007	2006
Cash Flows from Operating Activities:
Net income	$58,563	$82,421
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	140	197
Depreciation and amortization	33,118	30,356
Amortization of deferred income	(1,162)	(1,042)
Deferred income tax provision	(31,166)	10,185
Losses on equity investees	20,938	2,486
Share-based compensation	1,521	834
Changes in operating assets and liabilities:
Accounts and notes receivable	15,858	(30,975)
Prepaid and accrued income taxes	1,508	(37,072)
Inventories	(1,606)	17,879
Prepaid expenses	231	(502)
Accounts payable	5,681	4,526
Deferred race event income	(1,513)	10,330
Accrued expenses and other current liabilities	8,679	3,301
Deferred income	537	634
Other assets and liabilities	10,088	1,014

Net Cash Provided By Operating Activities	121,415	94,572

Cash Flows from Financing Activities:
Borrowings under long-term debt	27	—
Principal payments on long-term debt	(40)	(1,671)
Payments of loan amendment costs	—	(462)
Exercise of common stock options	5,019	6,556
Tax benefit from exercise of stock options	739	3,606
Repurchases of common stock	(10,945)	(14,439)

Net Cash Used By Financing Activities	(5,200)	(6,410)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30:
	2007	2006
Cash Flows from Investing Activities:
Payments for:
Capital expenditures	$(62,857)	$(77,174)
Equity investments in associated entities, other investments and business acquisition	—	(7,129)
Proceeds from sales of property and equipment	1,249	647
Increase in notes and other receivables:
Affiliates	—	(390)
Other	—	(348)
Repayment of notes and other receivables:
Affiliates	2,106	1,684
Other	303	989

Net Cash Used By Investing Activities	(59,199)	(81,721)

Net Increase In Cash and Cash Equivalents	57,016	6,441
Cash and Cash Equivalents at Beginning of Period	118,011	117,888

Cash and Cash Equivalents at End of Period	$175,027	$124,329

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$14,953	$15,315
Cash paid for income taxes	68,301	73,518
Supplemental Non-Cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	(5,611)	2,946
Net liabilities assumed for business acquisition	—	381

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

Joint Venture Equity Investments—The Company and International Speedway Corporation (ISC) equally own a joint venture formed in August 2005 that operates independently under the name Motorsports Authentics (MA) to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA has license agreements with many of the top National Association for Stock Car Auto Racing, Inc. (NASCAR), Indy Racing League (IRL), and National Hot Rod Association (NHRA) teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia.

Current Year Business Acquisition—On October 30, 2007, the Company entered into a Stock Purchase Agreement (the Agreement) to purchase 100% of the issued and outstanding stock of the company New Hampshire Speedway, Inc. (NHS) for $340,000,000 in cash. NHS owns and operates the New Hampshire International Speedway which in 2007 hosted two NASCAR NEXTEL Cup Series races, and has sanction agreements to host two NASCAR Sprint Cup Series races in 2008, among other events. The NEXTEL Cup Series is being named the Sprint Cup Series starting in 2008. NHS owns a multi-use complex located in Loudon, New Hampshire on approximately 1,100 acres. The facility, which opened in 1990, features a 1.058-mile oval speedway with 92,000 premium seats and a 1.6-mile road course. The Company plans to rename the facility “New Hampshire Motor Speedway” upon completion of the acquisition. Closing on the Agreement is subject to expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and is expected to close in the first quarter of 2008. The Company plans to use available cash and borrowings under its Credit Facility to fund the purchase price. Management anticipates that increased add-on debt interest payments and working capital requirements, if any, will be largely funded by advance ticket and other event related revenues associated with NASCAR NEXTEL Cup Series and other racing events at NHS.

Current Year Business Disposition—In October 2007, the Company sold substantially all of the real and personal property and operations of North Carolina Speedway. The assets and operations of NCS, consisting principally of track rentals, were not significant. The NCS property and equipment sold is carried in other assets in the accompanying September 30, 2007 balance sheet at the associated sales price less estimated costs to sell. Any gain or loss to be realized on the transaction is expected to be insignificant.

Revenue and Expense Classification—The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, driving school revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes TSI, MBM and certain SMI Properties merchandising revenues, oil and gas transactions reported individually as gross revenue or on a net profit or loss basis, oil and gas exploration and production revenues, Legends Car and parts sales, The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”) revenues, Oil-Chem revenues, and industrial park and office tower rentals. “Earnings or losses on equity investees” include the Company’s share of joint venture equity investee profits or losses.

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

Joint Venture Equity Investments and Losses on Equity Investees—The equity method is used to account for investments in joint ventures and other associated entities in which the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%. As further described in Note 1, equity investments in associated entities consist primarily of the Company’s 50% owned joint venture Motorsports Authentics. MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results so that reporting periods coincide. The Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements. The Company’s share of MA’s operating results for December 1 through August 31 is included in “losses on equity investees” for the Company’s reporting periods ended September 30, 2007 and 2006. All significant intercompany profits or losses have been eliminated in applying the equity method of accounting. No dividends have been received since formation.

Third Quarter 2007 Charges. The third quarter 2007 operating results of MA include inventory and tooling impairment charges associated with certain recently announced NASCAR driver and team changes, including Dale Earnhardt, Jr., a material MA licensor, renaming of the NASCAR NEXTEL and Busch Series in 2008, introducing the “Car of Tomorrow”, and other excess merchandise inventory. The Company’s losses on equity investees for the three and nine months ended September 30, 2007 includes approximately $12.4 million, before income taxes, for its 50% share of those MA charges. In June 2007, MA hired a new President and Chief Executive Officer and is finalizing a comprehensive review of its business to improve operations and long-term profitability. The management of MA is currently conducting its annual impairment evaluation of long-lived assets, including intangible assets, for possible impairment using Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. The announced driver and team changes are resulting in lower merchandise sales in multiple distribution channels that may or may not continue. Other MA licensors may make similar announcements. Such lower revenues have resulted, and may continue to result in, reduced profitability and increased exposure to excess product levels and could result in impairment of MA’s goodwill and other intangible assets. MA’s losses for the remainder of fiscal 2007 may or may not substantially increase.

MA has a material amount of inventory, goodwill and other intangible assets. Future profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s NEXTEL Cup Series, competition for MA products, and the success of MA management in achieving sustained profitability and successful integration. The Company may increase its investment in MA, including additional equity contributions or loans. MA’s ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. The Company’s current and future carrying value of this equity investment could become impaired for changes in profitability, operating cash flows, market and economic conditions, and other factors that could adversely impact its recovery. Should MA’s long-lived assets or additional inventory become impaired resulting in a material impairment charge, the Company would be required to record its 50% share which could have a material adverse impact on the Company’s future financial condition or results of operations. Also, should the fair value of the Company’s equity investment in MA decline below its carrying value, and such decline was other than temporary, the Company would be required to record an impairment charge to reduce the carrying value to fair value, which could have a material adverse impact on its future financial condition or results of operations.

The following table presents summarized information on the third quarter and year-to-date operating results of MA for 2007 and 2006 (in thousands):

	Third Quarter		Year-to-Date
	2007	2006	2007	2006
Net sales	$57,342	$57,181	$154,096	$167,550
Gross profit (loss)	(11,746)	19,608	21,501	54,939
Loss from continuing operations	(34,145)	(2,551)	(41,834)	(7,566)
Net loss	(33,905)	(2,056)	(41,160)	(4,749)

Accumulated Other Comprehensive Income. In the third quarter 2007, MA sold certain foreign operations recognizing an insignificant profit. Prior to disposition, the Company’s 50% share of MA’s accumulated other comprehensive income, consisting of foreign currency exchange translation gains for those operations, were included in “other comprehensive income” as a corresponding increase to equity investments in associated entities. Those accumulated translation gains were eliminated in accounting for the disposition.

Oil and Gas Activities—The Company is engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products and associated commodity transactions. The Company has conducted these business activities primarily in Russia, Central America, North America, South America, Kuwait, Africa, and the United Kingdom. Oasis Trading Group LLC (Oasis), a United States company, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company enters into futures contracts associated with petroleum products, utilizes letters of credit for the purchase and sale of bulk petroleum products, and guarantees obligations of certain third parties to facilitate the purchase of bulk petroleum products in exchange for part of the anticipated profits that may be derived by those third parties on such transactions. The Company also had profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, bulk petroleum, oil and gas activities, futures contracts, and letters of credit hereafter are collectively associated with or referred to as “oil and gas activities”, “oil and gas business”, “oil and gas transactions” or “bulk petroleum transactions”.

Consolidated Foreign Investments. The Company’s Credit Facility (see Note 5) permits investments by or in Oil-Chem and its direct or indirect subsidiaries (Oil-Chem) aggregating up to an additional $50,000,000 for oil and gas activities. In 2006, SMIL acquired interests in two foreign entities owning certain oil and gas mineral rights in Russia, for cash consideration aggregating $4,000,000 to acquire the Company Visheraneft and $2,589,000 for a majority interest in OOO Vorga. As of September 30, 2007 and December 31, 2006, amounts invested and capitalized in these entities aggregate $13,990,000 (approximately $5.7 million for Visheraneft and $8.3 million for Vorga) and $9,575,000, respectively, consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method. See Note 8 for information on legal proceedings associated with SMIL’s interest in Visheraneft. These entities are consolidated and associated minority interests as of September 30, 2007 and December 31, 2006 aggregated approximately $59,000 and $96,000, are included in other liabilities and will be reported separately if and when significant. Capitalized expenditures for oil and gas exploration and production activities amounted to $4,415,000 for the nine months ended September 30, 2007, and were not significant for the nine months ended September 30, 2006.

Revenue Recognition and Other Accounting Policies. The Company evaluates the underlying transactional terms and conditions, along with associated accounting guidance, in determining whether revenues, costs, and operating profits or losses, including changes in the fair value of commodity hedges and shared profits and losses, from oil and gas transactions should be reported on a gross or net basis. Associated oil and gas exploration and production activities are accounted for using the full-cost method of accounting. Direct and certain indirect costs associated with the acquisition, exploration, development and production of oil and gas properties are capitalized and included in property and equipment as “capitalized oil and gas exploration and production costs”. Amortization of these costs is determined using the unit-of-production method based on estimated proven oil and gas reserves. Costs associated with properties under development or unevaluated are initially excluded from full cost amortization bases until determined “proven” or not, at which time capitalized amounts become subject to the full cost ceiling limitations. The Company performs a quarterly ceiling test to evaluate whether carrying values of our full cost pools exceed ceiling limitations. No writedown of these costs was considered necessary as of September 30, 2007. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R) “Consolidation of Variable Interest Entities”, the Company evaluates whether the assets, liabilities, noncontrolling interests, and operations of a variable interest entity should be consolidated. The Company has evaluated FIN 46R as related to certain parties involved with its oil and gas investment activities. Under certain FIN 46R exemptions, the Company excluded from evaluation certain parties due to the business exemption or access to financial data. However, the activities of these entities are described below.

Gross revenues and product and associated operating costs from bulk petroleum transactions are included in other operating revenue and other direct operating expense, respectively. The Company reports the changes in fair value, and settlement gains or losses, of futures contracts in other operating revenue. The Company had a contract to supply petroleum products that was considered an energy supply contract and was treated as a derivative under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” that expired on September 30, 2006. The Company was not involved in any energy supply contracts as of September 30, 2007 or December 31, 2006. Operating profits or losses associated with the trading contract have been reported on a net basis in other operating revenue.

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

Revenues and Other Period Information. There were no oil and gas transactions reported on a gross basis in the three and nine months ended September 30, 2007 or 2006. There were no energy supply contracts related oil and gas transactions reported on a net basis in the three and nine months ended September 30, 2007. For such supply contract transactions reported on a net basis in the three and nine months ended September 30, 2006, associated billings totaled $54,755,000 and $150,007,000 respectively and associated profits, excluding recovery allowances, amounted to $1,404,000 and $3,018,000 respectively. Revenues and operating costs associated with Russian oil and gas exploration and production activities during the three and nine months ended September 30, 2007 and 2006 were not significant.

Credit and Other Risks and Contingencies. Oil and gas transactions may involve concentrations of credit and other risks different from the Company’s motorsports operations. As of September 30, 2007, the Company had credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions. Approximately $2,886,000 or 8% of total net current accounts and notes receivables are due from a relatively small number of petroleum industry customers and merchants in Central America and Russia. Also, from time to time, bulk petroleum inventory products may be located in and managed by a relatively small number of vendors in Central America or Russia. The Company’s Credit Facility contains a separate sub-limit for letters of credit of up to $75,000,000 for use in oil and gas activities and other business transactions. As of September 30, 2007, the Company had no outstanding letters of credit associated with oil and gas transactions, and had no bulk petroleum product inventory.

As of September 30, 2007, the Company had guaranteed a maximum of $12,000,000 in obligations owed by certain third parties for petroleum product purchases utilizing their bank line of credit. The terms of the guarantee provide that it expires on November 15, 2007. The Company was advised by the bank on November 6, 2007 that it claims a right to payment, due to non-payment by certain third parties, under the guarantee by the Company for the full $12,000,000. The Company believes, however, that the third parties have made full payment of the purchase price for the petroleum product purchases and, therefore, that the Company is not required to make any payment to the bank under the guarantee. The Company further believes that it has recourse against one or more third-parties in the event any amount is drawn upon the guarantee. The Company intends to resist any efforts by the bank to receive payment under the guarantee and will seek to recover any amounts actually received by the bank under the guarantee. At this time, management believes the contingent guarantee’s fair value is presently insignificant based on these considerations, and no contingent liability has been recorded as of September 30, 2007.

At September 30, 2007, uncertainty exists as to the full realization of receivables due from two foreign entities and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from two foreign entities because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in a foreign country. Management is currently pursuing available recoverability alternatives. Under its profit and loss sharing arrangement, the Company has recorded receivables from Oasis, a significant portion of which pertains to that entity’s reimbursable share of loss associated with the recoverability assessment of amounts due from these two foreign entities. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities; therefore, uncertainty exists regarding recoverability and amounts due were reserved as of September 30, 2007. As of September 30, 2007 and December 31, 2006, the Company has recorded allowances for possible uncollectible amounts of approximately $21,897,000 and $17,598,000 based on estimated ultimate realization after possible recovery, settlement and other costs and insurance.

For the three and nine months ended September 30, 2007, recovery allowances of approximately $1,035,000 and $5,610,000 are reflected in other direct operating expense. For the nine months ended September 30, 2006, recovery allowances of approximately $4,451,000 are reflected in other operating revenue, and none were reflected for the three months ended September 30, 2006. Classification of recovery allowances is based predominately on whether the associated oil and gas transactions were initially reported individually as gross revenue or on a net profit or loss basis. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

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

The more significant racing schedule changes for the three and nine months ended September 30, 2007 as compared to 2006 include the following:

•	BMS hosted a major NHRA racing event in the third quarter 2007 that was held in the second quarter 2006.

•

Pole position qualifying for TMS’s NASCAR NEXTEL Cup Series racing event in the second quarter 2007 was cancelled due to poor weather. Also, an International Race of Champions (IROC) racing event at TMS in the second quarter 2007 was cancelled due to IROC Series delays. TMS held comparable events in the second quarter 2006.

Income Taxes—At September 30, 2007 and December 31, 2006, the Company had significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the Internal Revenue Service (IRS), the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. Since January 1, 2007 and through September 30, 2007, noncurrent deferred income taxes of approximately $19,800,000 have been reclassified to current deferred income taxes. Accelerated taxes of $28,825,000 and $27,266,000 were paid in the nine months ended September 30, 2007 and 2006. Management believes the Company’s use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. Management believes filing the change in tax accounting method was the best course of action to minimize costs and uncertainty. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over longer periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s financial position or future results of operations.

Losses on Equity Investees and Effective Income Tax Rates. As of September 30, 2007, the Company has reflected a valuation allowance of $7,335,000 against deferred tax assets, associated with 2007 equity investee losses of Motorsports Authentics (see Note 2), because management is unable to determine whether ultimate realization is more likely than not. The Company’s effective income tax rate for the nine months ended September 30, 2007 of 45.0 % reflects an increase of approximately 6.9% from the valuation allowance. The Company’s effective income tax rate for the three months ended September 30, 2007 would have been 38.1% excluding such valuation allowance.

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

In adopting FIN 48, the Company recognized an increase to income tax liabilities of $7,633,000 and noncurrent deferred tax assets of $3,220,000, and a corresponding cumulative adjustment decrease to retained earnings of $4,413,000 as of March 31, 2007. The non-cash adjustment had no impact on the Company’s results of operations. As of September 30, 2007, income tax liabilities for unrecognized tax benefits of approximately $11,312,000 were included in other noncurrent liabilities, all of which would affect the Company’s effective tax rate if recognized. During the three months ended September 30, 2007, unrecognized tax benefits decreased by $223,000. As of September 30, 2007, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase or decrease within the next twelve months. As of December 31, 2006, income tax liabilities of approximately $3,428,000 were classified in accrued expenses and other liabilities based on SFAS No. 5 “Accounting for Contingencies”. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Interest and penalties in the current period were not significant. The tax years that remain open to examination include 2002 through 2006 by the North Carolina Department of Revenue, and 2004 through 2006 by all other taxing jurisdictions to which the Company is subject.

Defined Margin Tax. In May 2006, the State of Texas enacted “House Bill 3” (the Bill) which replaces its current franchise tax with a defined margin tax, applies to taxable entities conducting business in Texas, and is accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 stipulates accounting for the effects of tax law changes in the period of enactment. As such, the Company accounted for the tax law change in its second quarter 2006. The effect was to reduce the Company’s income tax expense for the nine months ended September 30, 2006 by $2,523,000 and effective income tax rate by 1.9%.

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

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in the Consolidated Statement of Operations. Such taxes reported on a gross basis for the three months ended September 30, 2007 and 2006 amounted to $2,806,000 and $2,596,000, and for the nine months ended September 30, 2007 and 2006 amounted to $9,676,000 and $9,451,000.

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

The Company has contingent guarantee obligations associated with an equity investment that are limited to $12,125,000 as of September 30, 2007, decrease annually and expire through 2015 based on specified terms and conditions whose fair values presently are insignificant.

Recently Issued Accounting Standards—In September 2006, SFAS No. 157 “Fair Value Instruments” was issued which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value instruments. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157, among other things, clarifies various market participation assumptions and fair value measurement, expands disclosures about using fair values in interim and annual periods subsequent to initial recognition, and applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. This statement also nullifies certain guidance in EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. SFAS No. 157 applies to and may impact the Company’s reporting of equity investments in associated entities, which includes Motorsports Authentics, and impairment analysis for long-lived assets, goodwill and other intangible assets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, adopting SFAS No. 157 may have on its financial statements or disclosures.

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

3. INVENTORIES—Inventories consist of the following components (in thousands):

	September 30, 2007	December 31, 2006
Souvenirs and apparel	$9,022	$8,108
Finished vehicles, parts and accessories	5,053	4,534
Micro-lubricant® and other	2,102	2,195

Total	$16,177	$14,837

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At September 30, 2007 and December 31, 2006, inventories reflect provisions of $7,812,000 and $7,542,000, and there were no bulk petroleum inventories.

4. GOODWILL AND OTHER INTANGIBLE ASSETS—Goodwill and other intangible assets represents the excess of business acquisition costs over the fair value of net assets acquired, and all such intangible assets are associated with the Company’s motorsports related activities and reporting unit. Acquired intangible assets are valued using the direct value method. The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. Nonamortizable intangible assets for race event sanctioning and renewal agreements and driving school license agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely. The Company evaluates goodwill and other intangible assets for possible impairment annually as of April 1, or when events or circumstances indicate possible impairment may have occurred. Management’s latest annual assessment of goodwill and other intangible assets as of April 1, 2007 indicated there had been no impairment, and no events or circumstances have since occurred which might indicate possible impairment as of September 30, 2007. As of September 30, 2007 and December 31, 2006, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	September 30, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$98,783	—	$98,783	$98,783	—	$98,783	—
Amortizable network and other media promotional contracts	3,320	$(532)	2,788	3,320	$(435)	2,885	30

Total	$102,103	$(532)	$101,571	$102,103	$(435)	$101,668

There were no changes in the gross carrying value of other intangible assets and goodwill during the nine months ended September 30, 2007.

5. LONG-TERM DEBT

Bank Credit Facility—The Company has a long-term, senior revolving credit facility (the Credit Facility or the Revolving Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility: (i) provides for aggregate borrowings of up to $400,000,000, including separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75,000,000, increasing up to $150,000,000 subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80,000,000, plus up to an additional aggregate of $175,000,000 for specified capital expenditures; (v) includes an “accordion” feature that provides for additional borrowings of up to $100,000,000 subject to meeting specified conditions; (vi) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vii) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the Credit Facility term. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until the fifth anniversary of the Credit Facility, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). As of both September 30, 2007 and December 31, 2006, outstanding borrowings under the Revolving Facility were $98,438,000. As of September 30, 2007, outstanding letters of credit amounted to $1,172,000 and the Company could borrow up to an additional $300,390,000 under the Credit Facility.

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

The Credit Facility and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of September 30, 2007. See Note 6 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for further information on the terms and conditions of the Credit Facility and the Senior Subordinated Notes.

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

Under the present interest rate swap agreement, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $37,500,000. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. In the second quarter 2006, the cash flow swap agreement was determined not to meet the conditions for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” resulting in a reduction in interest expense of $1,722,000 for the three and nine months ended September 30, 2006. Interest expense was not impacted prior to discontinuation of hedge accounting. Interest expense for the three and nine months ended September 30, 2007 increased $486,000 and $595,000 due to market value changes of the interest rate swap agreement. At September 30, 2007 and December 31, 2006, the Company has reflected a derivative asset for this swap of $403,000 and $998,000. In 2005, the fair value hedge swap agreement was terminated and settled with a $501,000 net payment to the Company. The $501,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through May 2013. Such interest expense adjustments totaled $16,000 and $47,000 in each of the three and nine months ended September 30, 2007 and 2006. Interest expense reflects net settlement receipts totaling $153,000 and $199,000 in the three months ended September 30, 2007 and 2006, and $487,000 and $422,000 in the nine months ended September 30, 2007 and 2006.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2007	2006	2007	2006
Gross interest costs	$7,961	$8,064	$22,905	$21,074
Less: capitalized interest costs	(485)	(630)	(1,996)	(1,398)

Interest expense	7,476	7,434	20,909	19,676
Interest income	(1,839)	(1,132)	(5,825)	(3,325)

Interest expense, net	$5,637	$6,302	$15,084	$16,351

Weighted-average interest rate on borrowings under bank revolving credit facility	6.5%	6.4%	6.4%	6.2%

6. PER SHARE AND OTHER EQUITY INFORMATION —The following schedule reconciles basic and diluted earnings per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands, except per share amounts):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2007	2006	2007	2006
Net income (loss) applicable to common stockholders and assumed conversions	$(13,618)	$4,702	$58,563	$82,421

Weighted average common shares outstanding	43,762	43,762	43,782	43,806
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	164	186	188	207

Weighted average common shares outstanding and assumed conversions	43,926	43,948	43,970	44,013

Basic earnings (loss) per share	$(0.31)	$0.11	$1.34	$1.88

Diluted earnings (loss) per share	$(0.31)	$0.11	$1.33	$1.87

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	50	45	41	38

Stock Repurchase Program—In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Company’s Board of Directors authorized SMI to repurchase up to an additional 1,000,000 shares of outstanding common stock under the same terms and conditions as the initial share repurchase authorization. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the three and nine months ended September 30, 2007, the Company repurchased 154,000 and 284,000 shares of common stock for $5,848,000 and $10,945,000, and could repurchase up to an additional 957,000 shares under the current authorization as of September 30, 2007.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at September 30, 2007 and December 31, 2006 include $5,368,000 and $5,492,000 due from Sonic Financial. The amounts due were reduced from shared expenses and repayments net of accrued interest by $30,000 and $19,000 in the three months ended September 30, 2007 and 2006, and $124,000 and $65,000 in the nine months ended September 30, 2007 and 2006.

Notes and other receivables from affiliates at December 31, 2006 include $1,087,000 due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner. The amount due was repaid in full during the nine months ended September 30, 2007. The note was collateralized by certain partnership land.

Notes and other receivables from affiliates at December 31, 2006 include $951,000 due from the Company’s Chairman and Chief Executive Officer. The amount due was repaid in full during the nine months ended September 30, 2007. The amount due represented premiums paid by the Company under a split-dollar life insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman before July 30, 2002 and accrued interest.

The amounts due from affiliates discussed in the preceding three paragraphs all bear interest at 1% over prime, were payable on demand, and because the Company did not anticipate or require repayment before September 30, 2008, were classified as noncurrent assets in the accompanying consolidated balance sheet. Changes in amounts due from December 31, 2006 in the preceding paragraphs primarily reflect increases for accrued interest on outstanding balances and decreases from repayments by, and shared expenses with, affiliates. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Notes and other receivables from affiliates at September 30, 2007 and December 31, 2006 also include $3,383,000 and $3,196,000, including accrued interest, due from Motorsports Authentics, a 50% owned joint venture (see Note 1). The note was executed in 2006, bears interest at prime and is due within thirteen months of demand. Because the Company does not anticipate or require repayment before September 30, 2008, the amount has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

Amounts payable to affiliate at September 30, 2007 and December 31, 2006 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $74,000 and $49,000 for the three months ended September 30, 2007 and 2006, and $172,000 and 148,000 for the nine months ended September 30, 2007 and 2006. Rent expense for SMI Properties approximated $60,000 and $83,000 for the three months ended September 30, 2007 and 2006, and $204,000 and $250,000 for the nine months ended September 30, 2007 and 2006. At September 30, 2007 and December 31, 2006, amounts owed to Chartown were not significant.

LVMS purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $18,000 in the three months ended September 30, 2006, and $323,000 and $296,000 in the nine months ended September 30, 2007 and 2006. There were no vehicles purchased during the three month period ended September 30, 2007. Vehicles sold to SAI approximated $163,000 and $139,000 in the nine months ended September 30, 2007 and 2006. Vehicles sold to SAI in the three months ended September 30, 2006 were not significant. There were no vehicles sold during the three month period ended September 30, 2007. At September 30, 2007 and December 31, 2006, there were no associated amounts due to or from SAI.

Oil-Chem sold zMax micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $445,000 and $292,000 for the three months ended September 30, 2007 and 2006, and $1,609,000 and $1,110,000 for the nine months ended September 30, 2007 and 2006. At September 30, 2007 and December 31, 2006, approximately $267,000 and $143,000 was due from SAI and is reflected in current receivables.

SMI Properties purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from two entities owned by Motorsports Authentics, a 50% owned joint venture (see Note 1). In the three months ended September 30, 2007 and 2006, merchandise purchases approximated $3,605,000 and $2,971,000, and merchandise sales and event related commissions approximated $347,000 and $607,000. In the nine months ended September 30, 2007 and 2006, merchandise purchases approximated $9,361,000 and $8,955,000, and merchandise sales and event related commissions approximated $2,823,000 and $3,701,000. At September 30, 2007 and December 31, 2006, net amounts owed to MA approximated $4,123,000 and $791,000, and are reflected in current liabilities.

The foregoing related party balances as of September 30, 2007 and December 31, 2006 and transactions for the three and nine months ended September 30, 2007 and 2006 are summarized below (in thousands):

		September 30, 2007		December 31, 2006
Notes receivable and other receivables		$9,018		$10,869
Amounts payable to affiliates		6,717		3,546

	Three Months Ended September 30:		Nine Months Ended September 30:
	2007	2006	2007	2006
Merchandise and vehicle purchases	$3,605	$2,989	$9,684	$9,251
Merchandise and vehicle sales and event related commissions and reimbursed shared expenses	887	916	4,880	4,950
Rent expense	134	133	376	398
Interest income	163	135	521	390
Interest expense	35	36	105	104

8. LEGAL PROCEEDINGS AND CONTINGENCIES—The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Jonie Shires filed a lawsuit against BMS and an employee, Josh King, in Tennessee federal court. The plaintiff alleges traumatic brain injury caused by an alleged blow to her head from a falling tent pole. The plaintiff seeks damages in the amount of $5,000,000. The Company is seeking indemnity from the plaintiff’s employer. The Company filed a motion for summary judgment seeking dismissal of all of the plaintiff’s claims. On March 13, 2007, the Court entered summary judgment in favor of BMS and Josh King. This matter has been settled in a manner which did not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The Company entered into an Agreement with IDIA Network, LLC (“IDIA”) on or about March 29, 2006, pursuant to which IDIA would provide certain advertising at the Company’s subsidiary motorsports venues through permanently installed video monitors. By letter dated April 27, 2007, the Company issued a notice to IDIA that it was in default under the Agreement. On May 10, 2007, IDIA filed for protection under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Washington (the “Bankruptcy Court”). On May 24, 2007, IDIA filed an Adversary Proceeding against the Company in the Bankruptcy Court alleging fraud in the inducement and breach of contract. IDIA seeks a determination regarding the ownership of certain equipment, and seeks damages of at least $5,000,000. The Company has filed a motion seeking in the alternative a dismissal of the Adversary Proceeding or a transfer to the United States District Court for the Western District of North Carolina. The Bankruptcy Court ruled on the Company’s motions on August 24, 2007. The Bankruptcy Court dismissed without prejudice IDIA’s fraudulent inducement claim. IDIA previously amended its complaint to drop its breach of contract claim and to add a fraudulent conveyance claim regarding monies paid by IDIA to the Company. The Bankruptcy court maintained jurisdiction over the claim seeking a determination over the ownership of certain equipment and the fraudulent conveyance claim. The Company is vigorously defending this matter, and does not expect disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

In 2006, the Company purchased a Russian entity, Visheraneft, to exploit certain mineral rights in an existing oilfield in the Perm region of Russia (the “Perm Oilfield”). The Company has been informed that Visheraneft’s alleged predecessor entity and several of its shareholders have filed suit in the Russian courts challenging certain rights of Visheraneft. The alleged predecessor entity and the shareholders contend they maintain an interest in the mineral rights license registered to Visheraneft with respect to the Perm Oilfield. On October 17, 2007, the Trial Court ruled in Visheraneft’s favor with respect to challenges by its predecessor entity and several of its shareholders against Visheraneft’s rights in its license. The time for appeal has not expired. The Company continues to work with its Russian attorneys to evaluate this matter and to determine the best course of action to protect the Company’s investment, but is currently uncertain as to the outcome of these proceedings, and is unable to assess whether these proceedings will have any material adverse impact on the Company’s future financial position, results of operations or cash flows.

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

Share-based compensation cost is included in general and administrative expense and for the three months ended September 30, 2007 and 2006 totaled $304,000 and $127,000, and for the nine months ended September 30, 2007 and 2006 totaled $1,521,000 and $834,000. There were no capitalized share-based compensation costs at September 30, 2007 or December 31, 2006.

As of September 30, 2007, there was approximately $592,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan and the Formula Stock Option Plan that is expected to be recognized over a weighted-average period of 0.9 year. The Company generally records stock-based compensation cost for granted stock options on the accelerated method using a graded vesting schedule over the requisite service period. As of September 30, 2007, there was approximately $988,000 of unrecognized compensation cost related to non-vested restricted stock granted under the 2004 Plan that is expected to be recognized over a weighted-average period of 1.2 years. The Company generally records stock-based compensation cost for restricted stock awards using the straight line method over the requisite service period.

See Note 11 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K for additional information and terms of the Company’s stock incentive, stock option and employee stock purchase plans.

10. SEGMENT DISCLOSURES—The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its six major speedway facilities located in the United States. The Company’s business and activities, including those of its subsidiaries and joint venture equity investees, are further described in Note 1 to the Consolidated Financial Statements in the Company’s 2006 Annual Report on Form 10-K. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of TSI and MBM non-event motorsports merchandising, 600 Racing non-event merchandising and sanctioning body activities, SMIL and Oil-Chem oil and gas and micro-lubricant activities, and office rentals at certain Company speedways. Certain oil and gas activities include operations and assets located in foreign countries as further described in Note 2–”Oil and Gas Activities”.

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes and other expense (income) and specified unusual non-recurring items if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. There were no significant intersegment or intercompany revenues, expenses or other transactions during the periods presented. The following segment information is for the three and nine months ended September 30, 2007 and 2006 and as of September 30, 2007 and December 31, 2006 (in thousands):

	Three Months Ended September 30:
	2007			2006
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$78,930	$8,686	$87,616	$75,762	$8,988	$84,750
Depreciation and amortization	11,098	197	11,295	10,040	136	10,176
Losses from equity investees	17,177	—	17,177	1,041	—	1,041
Operating income (loss)	14,975	(2,456)	12,519	15,200	108	15,308

	Nine Months Ended September 30:
	2007			2006
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$395,193	$25,363	$420,556	$396,107	$23,038	$419,145
Depreciation and amortization	32,643	475	33,118	29,958	398	30,356
Losses from equity investees	20,938	—	20,938	2,486	—	2,486
Operating income (loss)	149,962	(7,078)	142,884	153,860	(3,747)	150,113
Capital expenditures	59,206	3,651	62,857	76,877	297	77,174

	September 30, 2007			December 31, 2006
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Goodwill and other intangibles	$147,745	$8,280	$156,025	$147,745	$8,377	$156,122
Total assets	1,548,735	73,121	1,621,856	1,527,573	61,950	1,589,523
Equity investments	113,061	—	113,061	135,346	—	135,346

The following table reconciles segment operating income above to consolidated income before income taxes for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2007	2006	2007	2006
Total segment operating income	$12,519	$15,308	$142,884	$150,113
Less:
Interest expense, net	(5,637)	(6,302)	(15,084)	(16,351)
Losses on equity investees	(17,177)	(1,041)	(20,938)	(2,486)
Other income (expense), net	145	23	(403)	1

Consolidated income before income taxes	$(10,150)	$7,988	$106,459	$131,277

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company sometimes produces minimal operating income during the third quarter when it hosts only one major NASCAR race weekend. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not indicative of results that may be expected for the entire year because of such seasonality.

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

Near-term Operating Factors

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General factors and current operating trends

•	Purchase of New Hampshire Speedway

•	New eight-year NASCAR broadcast rights agreement

•	Motorsports Authentics merchandising joint venture

•	Oil and gas activities

•	Contemplated relocation or renovation of Lowe’s Motor Speedway

•	2007 earnings guidance

•	Insurance coverage

Items discussed elsewhere in indicated sections of this report:

•	Income taxes and first quarter 2007 adoption of FASB Interpretation No. 48 (discussed in Note 2 to the Consolidated Financial Statements – “Income Taxes”).

•	Income taxes and first quarter 2007 adoption of FASB Interpretation No. 48 (discussed in Note 2 to the Consolidated Financial Statements – “Income Taxes”).

•

2007 stock repurchases and authorization to repurchase common stock increased from one million to two million shares (discussed below in “Liquidity and Capital Resources, Future Liquidity – Stock Repurchase Program” and Part II, Item 2 – “Unregistered Sales of Equity Securities and Use of Proceeds” and in Note 6 to the Consolidated Financial Statements).

General Factors and Current Operating Trends – The Company’s year-to-date results for the 2007 race season reflect ongoing increases in sponsorship, luxury suite rentals, advertising, and other corporate, as well as camping and driving school, event related revenues. All of the Company’s 2007, and most of its 2008, NASCAR NEXTEL Cup and Busch Series event sponsorships are already sold, and pre-sales for other corporate event related revenues are showing similar trends. For the Company’s upcoming 2007 events, ticket sales at LMS and TMS are higher, and at AMS are slightly below, the same time last year. The 2007 to-date broadcast television and cable ratings for the NASCAR NEXTEL Cup and Busch Series have shown slight decreases from the prior year.

Fuel prices and interest rates have risen for various reasons, including geopolitical, economic and other factors and may continue to rise. Natural disasters such as Hurricanes Katrina and Rita can cause significant increases in fuel prices and significant adverse economic effects. The national incidents of September 11, 2001, along with the Iraq war and terrorism alerts, have raised a combination of challenging operating factors, including public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Economic conditions could be severely affected by future actual or threatened events of a similar nature or other national, regional or local incidents, which could materially adversely affect the Company’s future operating results. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions surrounding racing events can have a negative effect on successive events in future periods because consumer demand can be affected by the success of past events. These factors affect consumer and corporate spending sentiment. The Company believes that reduced consumer spending impacted admissions and the demand for souvenir, apparel and other merchandise, with related effects on event related and other operating revenues. While management believes the Company’s strong operating cash flow will continue, economic conditions, rising fuel prices, and the competitiveness of racing can affect ticket, corporate marketing, sponsorships and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, management decided not to increase many ticket and concession prices in 2007 to help foster fan support and mitigate any near-term demand weakness.

Purchase of New Hampshire Speedway – On October 30, 2007, the Company entered into a Stock Purchase Agreement (the Agreement) to purchase 100% of the issued and outstanding stock of the company New Hampshire Speedway, Inc. (NHS) for $340.0 million in cash. NHS owns and operates the New Hampshire International Speedway which in 2007 hosted two NASCAR NEXTEL Cup Series races, and has sanction agreements to host two NASCAR Sprint Cup Series races in 2008, among other events. The NEXTEL Cup Series is being named the Sprint Cup Series starting in 2008. NHS owns a multi-use complex located in Loudon, New Hampshire on approximately 1,100 acres. The facility, which opened in 1990, features a 1.058-mile oval speedway with 92,000 premium seats and a 1.6-mile road course. The Company plans to rename the facility “New Hampshire Motor Speedway” upon completion of the acquisition. Closing on the Agreement is subject to expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and is expected to close in the first quarter of 2008. The Company plans to use available cash and borrowings under its Credit Facility to fund the purchase price. Management anticipates that increased add-on debt interest payments and working capital requirements, if any, will be largely funded by advance ticket and other event related revenues associated with NASCAR NEXTEL Cup Series and other racing events at NHS. See Item 1A “Risk Factors” for additional information on this purchase transaction.

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

Joint Venture Equity Investments – The Company and ISC equally own a joint venture formed in August 2005 that operates independently under the name Motorsports Authentics to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA has license agreements with many of the top NASCAR, IRL, and NHRA teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. As further described in Note 2 to the Consolidated Financial Statements, the Company uses the equity method of accounting for its 50% ownership in MA. The Company’s investment in MA is sizable and its share of future associated profits or losses may or may not be significant. Resulting profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s NEXTEL Cup Series, competition for MA products, and the success of MA management in achieving sustained profitability and successful integration. The Company may increase its investment in MA, including additional equity contributions or loans. MA’s ability to compete successfully and profitably depends on a number of factors both within and outside management’s control.

The third quarter 2007 operating results of MA include inventory and tooling impairment charges associated with certain recently announced NASCAR driver and team changes, renaming of the NASCAR NEXTEL and Busch Series in 2008, introducing the “Car of Tomorrow”, and other excess merchandise inventory. The Company’s losses on equity investees for the three and nine months ended September 30, 2007 includes approximately $12.4 million, before income taxes, for its 50% share of those MA charges. The announced driver and team changes, including Dale Earnhardt, Jr., a popular NASCAR driver and material MA licensor who recently announced his decision to leave Dale Earnhardt Incorporated at the end of 2007, are resulting in lower merchandise sales in multiple distribution channels that may or may not continue. Other MA licensors may make similar announcements. Such lower revenues have resulted, and may continue to result in, reduced profitability and increased exposure to excess product levels and could result in impairment of MA’s goodwill and other intangible assets.

In June 2007, MA hired a new President and Chief Executive Officer and is finalizing a comprehensive review of its business to improve operations and long-term profitability. The management of MA is currently conducting its annual impairment evaluation of long-lived assets, including intangible assets, for possible impairment using SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. The management of MA periodically assesses the realization of inventories, including the sufficiency of lower of cost or market provisions based on, among other factors, current inventory levels, assumptions about current and future demand, market conditions and trends that might adversely impact realization. MA’s losses for the remainder of fiscal 2007 may or may not substantially increase. MA has a material amount of inventory, goodwill and other intangible assets. The Company’s current and future carrying value of this equity investment could become impaired for changes in profitability, operating cash flows, market and economic conditions, and other factors that could adversely impact its recovery. Should MA’s long-lived assets or additional inventory become impaired resulting in a material impairment charge, the Company would be required to record its 50% share which could have a material adverse impact on the Company’s future financial condition or results of operations. Also, should the fair value of the Company’s equity investment in MA decline below its carrying value, and such decline was other than temporary, the Company would be required to record an impairment charge to reduce the carrying value to fair value, which could have a material adverse impact on its future financial condition or results of operations.

Oil and Gas Activities – The Company is engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products and associated commodity transactions. The Company has conducted these business activities primarily in Russia, Central America, North America, South America, Kuwait, Africa, and the United Kingdom. The Company may expand such business activities into Asia, the Middle East and other foreign regions. Oasis Trading Group LLC (Oasis), a United States company, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company enters into futures contracts associated with petroleum products, utilizes letters of credit for the purchase and sale of bulk petroleum products, and guarantees obligations of certain third parties to facilitate the purchase of bulk petroleum products in exchange for part of the anticipated profits that may be derived by those third parties on such transactions. The Company also has profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, bulk petroleum, oil and gas activities, futures contracts, and letters of credit hereafter are collectively associated with or referred to as “oil and gas activities”, “oil and gas business”, “oil and gas transactions” or “bulk petroleum transactions”.

In 2006, SMIL acquired interests in two foreign entities owning certain oil and gas mineral rights in Russia, for cash consideration aggregating $4.0 million to acquire the Company Visheraneft and $2.6 million for a majority interest in OOO Vorga. As of September 30, 2007, amounts invested in these entities aggregate $14.0 million (approximately $5.7 million for Visheraneft and $8.3 million for Vorga), consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method. See Note 8 to the Consolidated Financial Statements for information on legal proceedings associated with SMIL’s interest in Visheraneft.

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

At September 30, 2007, uncertainty exists as to the full realization of receivables due from two foreign entities and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from two foreign entities because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in a foreign country. Management is currently pursuing available recoverability alternatives. Under its profit and loss sharing arrangement, the Company has recorded receivables from Oasis, a significant portion of which pertains to that entity’s reimbursable share of loss associated with the recoverability assessment of amounts due from these two foreign entities. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities; therefore, uncertainty exists regarding recoverability and amounts due were reserved as of September 30, 2007. As of September 30, 2007, the Company has recorded allowances for possible uncollectible amounts of approximately $21.9 million based on estimated ultimate realization after possible recovery, settlement and other costs and insurance. Recovery allowances of approximately $5.6 million are reflected in other direct operating expense for the nine months ended September 30, 2007. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

As further described in Note 2 to the Consolidated Financial Statements, the Company has credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions as of September 30, 2007. Approximately $2.9 million or 8% of total net current accounts and notes receivables are due from a relatively small number of petroleum industry customers and merchants in Central America and Russia. Also, from time to time, bulk petroleum inventory products may be located in and managed by a relatively small number of vendors in Central America or Russia. The Company’s Credit Facility contains a separate sub-limit for letters of credit up to $75.0 million for use in oil and gas activities and other business transactions, permits the Company to invest up to an additional aggregate of $50.0 million in Oil-Chem and its direct or indirect subsidiaries for oil and gas activities, and allows for contracts and certain contract assignments associated with the Company’s oil and gas activities to specified foreign parties. As of September 30, 2007, the Company had no outstanding letters of credit associated with oil and gas transactions, and had no bulk petroleum product inventory.

As of September 30, 2007, the Company had guaranteed a maximum of $12.0 million in obligations owed by certain third parties for petroleum product purchases utilizing their bank line of credit. The guarantee expires on November 15, 2007. The Company was advised by the bank on November 6, 2007 that it claims a right to payment, due to non-payment by certain third parties, under the guarantee by the Company for the full $12.0 million. The Company believes, however, that the third parties have made full payment of the purchase price for the petroleum product purchases and, therefore, that the Company is not required to make any payment to the bank under the guarantee. The Company further believes that it has recourse against one or more third-parties in the event any amount is drawn upon the guarantee. The Company intends to resist any efforts by the bank to receive payment under the guarantee and will seek to recover any amounts actually received by the bank under the guarantee. At this time, management believes the contingent guarantee’s fair value is presently insignificant based on these considerations, and no contingent liability has been recorded as of September 30, 2007.

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

Contemplated Relocation or Renovation of Lowe’s Motor Speedway – The Company is contemplating relocation or renovation of Lowe’s Motor Speedway, including construction of a modern dragstrip. The Company is currently evaluating various proposed initiatives to develop a new motorsports facility within regions surrounding or proximate to LMS’s current location in Concord, North Carolina. Both relocation or renovation of LMS would likely involve material capital expenditures and other resources in amounts that have not yet been determined. Any relocation may or may not increase in the Company’s future success, and the ability to compete and operate successfully and profitably depends on many factors both within and outside management’s control. Such factors, if significantly negative or unfavorable, could result in possible impairment and other charges for existing LMS facility assets, and shutdown, relocation and other costs that materially adversely affect the Company’s future financial condition or results of operations. At this time, management has made no decisions and there has been no impact on the Company’s financial statements. See Item 1A “Risk Factors” for additional information on this contemplated activity.

Reiterated 2007 Earnings Guidance – In connection with the Company’s third quarter 2007 earnings release, the Company confirmed its previous full year 2007 guidance of $2.43-$2.53 per diluted share assuming current industry and economic trends continue, and excluding our 50% share of Motorsports Authentics joint venture operating results, the Company’s non-core businesses, capital expenditures exceeding our current plans, the impact of further increases in fuel prices, interest rates, geopolitical conflicts, poor weather surrounding events and other unforeseen factors.

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

RESULTS OF OPERATIONS

The more significant racing schedule changes for the three and nine months ended September 30, 2007 as compared to 2006 include the following:

•	BMS hosted a major NHRA racing event in the third quarter 2007 that was held in the second quarter 2006.

•

Pole position qualifying for TMS’s NASCAR NEXTEL Cup Series racing event in the second quarter 2007 was cancelled due to poor weather. Also, an IROC racing event at TMS in the second quarter 2007 was cancelled due to IROC Series delays. TMS held comparable events in the second quarter 2006.

Motorsports Authentics Joint Venture Equity Investment and Non-GAAP Financial Information Reconciliation—As further discussed above in Near-term Operating Factors “Joint Venture Equity Investments” and in Note 2 to the Consolidated Financial Statements, the Company’s third quarter 2007 operating results and diluted earnings per share were significantly impacted from charges reflected by Motorsports Authentics for inventory and tooling impairment associated with certain recently announced NASCAR driver and team changes and other excess merchandise inventory. The Company’s losses on equity investees for the three and nine months ended September 30, 2007 include its 50% share of those MA charges.

Net income, and diluted earnings per share, before equity investee losses set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income and diluted earnings per share. The following schedule reconciles those non-GAAP financial measures to their most directly comparable information presented using GAAP, and separately presents net income or loss and diluted earnings or loss per share for the Company’s consolidated operations, equity investee losses of MA, and the Company’s operations excluding MA equity investee losses, all net of taxes. Management believes such information is useful and meaningful to investors because it identifies and helps in understanding, using and comparing the Company’s results of operations separate from equity investees for the periods presented. Management uses the non-GAAP information to assess the Company’s operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate information better reflects ongoing operating results. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or diluted earnings per share determined in accordance with GAAP.

	Three Months Ended September 30:		Nine Months Ended September 30:
	2007	2006	2007	2006
	(in thousands, except per share amounts)
Net Income (Loss):
Consolidated	$(13,618)	$4,702	$58,563	$82,421
Equity investee losses	17,968	616	20,296	1,582

SMI excluding equity investee losses	$4,350	$5,318	$78,859	$84,003

Diluted Earnings (Loss) Per Share:
Consolidated	$(0.31)	$0.11	$1.33	$1.87
Equity investee losses	0.41	0.01	0.46	0.04

SMI excluding equity investee losses	$0.10	$0.12	$1.79	$1.91

Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006

Total Revenues for the three months ended September 30, 2007 increased by $2.9 million, or 3.4%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended September 30, 2007 increased by $2.8 million, or 10.1%, over such revenue for the same period last year. This increase is due primarily to BMS hosting a NHRA racing event in the third quarter 2007 that was held in the second quarter 2006. The increase is also due to continued growth in admissions at NASCAR-sanctioned racing events held at BMS in the current period.

Event Related Revenue for the three months ended September 30, 2007 increased by $2.4 million, or 8.0%, over such revenue for the same period last year. This increase is due primarily to approximately 12% higher sponsorship, luxury suite rental, radio broadcasting, food and beverage concession, and other event related revenues and, to a lesser extent, souvenir merchandising revenues associated with NASCAR-sanctioned and other racing events as compared to last year. The increase is also due to BMS hosting a NHRA racing event in the third quarter 2007 that was held in the second quarter 2006. The overall increase was partially offset by revenues of the JRG driving school which was sold in December 2006.

Although increased over last year, management believes concessions, souvenir merchandising and certain other event related revenues for the current period were negatively impacted by high fuel prices, high interest rates, declines in consumer spending and record high temperatures during NASCAR-sanctioned racing events held at BMS.

NASCAR Broadcasting Revenue for the three months ended September 30, 2007 decreased by $1.9 million, or 12.2%, from such revenue for the same period last year. This decrease was expected and is due to lower annual contractual broadcast rights fees for NASCAR-sanctioned racing events held during the current period.

Other Operating Revenue for the three months ended September 30, 2007 decreased by $424,000, or 3.9%, from such revenue for the same period last year. This decrease is due primarily to lower oil and gas related and, to a lesser extent, non-event merchandising revenues in the current period. The overall decrease was partially offset by approximately 19% higher Legends Car and 39% higher Oil-Chem revenues in the current period.

Direct Expense of Events for the three months ended September 30, 2007 increased by $2.3 million, or 10.9%, over such expense for the same period last year. Approximately 81% of this increase results from BMS hosting a NHRA racing event in the third quarter 2007 that was held in the second quarter 2006. The increase is also due to approximately 9% higher operating costs associated with the growth in certain souvenir merchandising and other event related revenues. The overall increase was partially offset by the JRG driving school which was sold in December 2006.

NASCAR Purse and Sanction Fees for the three months ended September 30, 2007 decreased by $465,000, or 4.3%, from such expense for the same period last year. This decrease was expected and is due to lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the three months ended September 30, 2007 increased by $2.2 million, or 25.3%, over such expense for the same period last year. Approximately half of this increase is due to recovery allowances for certain oil and gas transactions in the current period as further described in Note 2 to the Consolidated Financial Statements. Approximately 38% of the increase was due to increased operating costs associated with non-event souvenir merchandising and, to a lesser extent, higher Legends Car and Oil-Chem revenues in the current period.

General and Administrative Expense for the three months ended September 30, 2007 increased by $528,000, or 2.8%, over such expense for the same period last year. Approximately 34% of this increase is due to stock compensation expense reflected under SFAS No. 123R “Share-Based Payment” as further discussed in Note 9 to the Consolidated Financial Statements. The remaining increase is due primarily to higher compensation, utilities and other operating costs associated with growth and expansion at the Company’s speedways and operations.

Depreciation and Amortization Expense for the three months ended September 30, 2007 increased by $1.1 million, or 11.0%, over such expense for the same period last year. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities, including the opening of LVMS’s new infield media center, garage and fan-zone entertainment facilities in the first quarter 2007.

Interest Expense, Net for the three months ended September 30, 2007 was $5.6 million compared to $6.3 million for the same period last year. The change is due primarily to higher investment interest rates on higher invested cash balances. The slight decrease in gross interest costs was largely offset by lower capitalized interest during the current period. See Note 5 to the Consolidated Financial Statements for additional information.

Losses on Equity Investees for the three months ended September 30, 2007 of $17.2 million, compared to $1.0 million for the same period last year, represents the Company’s 50% share of joint venture equity investee operating results. As further discussed in Note 2 to the Consolidated Financial Statements, the third quarter 2007 operating results for Motorsports Authentics include inventory and tooling impairment charges associated with certain recently announced NASCAR driver and team changes and other excess merchandise inventory. The Company’s 50% share of those pre-tax charges was approximately $12.4 million.

Other Income, Net. Other income, net for the three months ended September 30, 2007 was $145,000 compared to $23,000 for the same period last year. The change was due to a combination of individually insignificant items.

Income Tax Provision. As further discussed in Note 2 to the Consolidated Financial Statements, the 2007 tax rate reflects a valuation allowance against deferred tax assets associated with equity investee losses because management is unable to determine whether ultimate realization is more likely than not. The Company’s effective income tax rate for the three months ended September 30, 2007 would have been 38.1% excluding such valuation allowance. The Company’s effective income tax rate for the three months ended September 30, 2006 was 41.1%. The 2006 tax rate reflects increased effective state income tax rates resulting primarily from utilization and expiration of certain state net operating loss carryforwards. The overall increased tax rate was partially offset by the 2007 benefit of higher tax-free investment earnings compared to the same period last year.

Net Income (Loss). Net loss for the three months ended September 30, 2007 was $13.6 million compared to net income of $4.7 million for the same period last year. This change is due to the factors discussed above.

Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006

Total Revenues for the nine months ended September 30, 2007 increased by $1.4 million, or 0.3%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the nine months ended September 30, 2007 increased by $3.8 million, or 2.9%, over such revenue for the same period last year. Essentially all of this increase is due to higher overall attendance at NASCAR-sanctioned racing events. The increase reflects the continued growth in admissions at NASCAR-sanctioned racing events held at BMS, IR, LMS and LVMS in the current period. The overall increase was partially offset by the cancellation of TMS’s NASCAR NEXTEL Cup Series qualifying and IROC racing event in the second quarter 2007. Comparable racing events were held at TMS in the second quarter 2006.

Although largely similar to last year, management believes admission revenues at NASCAR-sanctioned racing events held in the current period were negatively impacted by high fuel prices, high interest rates and declines in consumer spending.

Event Related Revenue for the nine months ended September 30, 2007 increased by $10.7 million, or 7.9%, over such revenue for the same period last year. Approximately 77% of this increase is due to higher sponsorship, display advertising, camping, track rentals, radio broadcasting, luxury suite rentals, and other event related revenues associated with NASCAR-sanctioned racing events as compared to last year. The increase also reflects event related revenues associated with the opening of LVMS’s new infield media center, garage and fan-zone entertainment facilities in the current period. In addition, souvenir merchandising revenues and commissions from food and beverage sales were higher in the current period, partially reflecting the negative impact of poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the same period last year. The overall increase was partially offset by revenues of the JRG driving school which was sold in December 2006, and by the cancellation of TMS’s NASCAR NEXTEL Cup Series qualifying and IROC racing event, in the current period as discussed earlier.

Although increased over last year, management believes concessions, souvenir merchandising and certain other event related revenues for the current period were negatively impacted by high fuel prices, high interest rates, declines in consumer spending and record high temperatures during NASCAR-sanctioned racing events held at BMS (August 2007).

NASCAR Broadcasting Revenue for the nine months ended September 30, 2007 decreased by $15.1 million, or 12.4%, from such revenue for the same period last year. This decrease was expected and is due to lower annual contractual broadcast rights fees for NASCAR-sanctioned racing events held during the current period.

Other Operating Revenue for the nine months ended September 30, 2007 increased by $1.9 million, or 6.4%, over such revenue for the same period last year. As further described in Note 2 to the Consolidated Financial Statements, recovery allowances for certain oil and gas transactions are reflected principally in other operating revenue in the same period last year, and in other direct operating expense in the current period. Classification of recovery allowances is based predominately on whether the associated oil and gas transactions were initially reported individually as gross revenue or on a net profit or loss basis. The increase is also due, to a lesser extent, to approximately 26% higher Oil-Chem and 6% higher Legends Car revenues in the current period. The overall increase was partially offset by approximately 11% lower non-event merchandising and oil and gas related revenues in the current period.

Direct Expense of Events for the nine months ended September 30, 2007 decreased by $187,000, or 0.2%, from such expense for the same period last year. Essentially all of this decrease results from the sale of the JRG driving school in December 2006 and, to a lesser extent, cancellation of TMS’s NASCAR NEXTEL Cup Series qualifying and IROC racing event as described earlier. The overall decrease was partially offset by approximately 3% higher operating costs associated with the growth in event related revenues, including costs associated with the opening of LVMS’s new infield media center, garage and fan-zone entertainment facilities, and with certain higher event souvenir merchandising revenues, in the current period.

NASCAR Purse and Sanction Fees for the nine months ended September 30, 2007 decreased by $4.0 million, or 5.1%, from such expense for the same period last year. This decrease was expected and is due to lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the nine months ended September 30, 2007 increased by $6.9 million or 27.1%, over such expense for the same period last year. Essentially all of this increase is due to recovery allowances for certain oil and gas transactions in the current period as further described in Note 2 to the Consolidated Financial Statements. As described earlier, recovery allowances for certain oil and gas transactions are reflected in other operating revenue for the same period last year. The increase was also due, to a lesser extent, to increased operating costs associated with higher Oil-Chem and Legends Car revenues in the current period. The overall increase was partially offset by slightly lower operating costs associated with lower souvenir and other non-event merchandising revenues in the current period.

General and Administrative Expense for the nine months ended September 30, 2007 increased by $3.1 million, or 5.3%, over such expense for the same period last year. Approximately 22% of this increase is due to stock compensation expense reflected under SFAS No. 123R “Share-Based Payment” as further discussed in Note 9 to the Consolidated Financial Statements. The remaining increase is due primarily to higher compensation and other operating costs associated with growth and expansion at the Company’s speedways and operations. The overall increase was partially offset by a decrease in insurance costs and a combination of individually insignificant items.

Depreciation and Amortization Expense for the nine months ended September 30, 2007 increased by $2.8 million, or 9.1%, over such expense for the same period last year. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities, including the opening of LVMS’s new infield media center, garage and fan-zone entertainment facilities in the first quarter 2007.

Interest Expense, Net for the nine months ended September 30, 2007 was $15.1 million compared to $16.4 million for the same period last year. The change reflects higher investment interest rates and invested cash balances and higher capitalized interest during the current period. Those changes were offset by interest expense associated with a cash flow hedge swap agreement that was determined not to meet the conditions for hedge accounting, and by increased average interest rates on borrowings under the bank revolving credit facility during the current period. See Note 5 to the Consolidated Financial Statements for additional information.

Losses on Equity Investees for the nine months ended September 30, 2007 of $20.9 million, compared to $2.5 million for the same period last year, represents the Company’s 50% share of joint venture equity investee operating results. As further discussed in Note 2 to the Consolidated Financial Statements, the third quarter 2007 operating results for Motorsports Authentics include inventory and tooling impairment charges associated with certain recently announced NASCAR driver and team changes and other excess merchandise inventory. The Company’s 50% share of those pre-tax charges was approximately $12.4 million.

Other Expense (Income), Net. Other expense, net for the nine months ended September 30, 2007 was $403,000 compared to other income, net of $1,000 for the same period last year. The change reflects the loss recognized on disposal of certain BMS and other property and equipment, partially offset by the gain recognized on the sale of certain LMS land, in the current period. The change also reflects a gain recognized on the sale of one TMS condominium in the same period last year. No such gain was recognized in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the nine months ended September 30, 2007 and 2006 was 45.0% and 37.2%, respectively. As further discussed in Note 2 to the Consolidated Financial Statements, the 2007 tax rate reflects a valuation allowance against deferred tax assets associated with equity investee losses because management is unable to determine whether ultimate realization is more likely than not. Also, the 2006 tax rate reflects decreased effective state income tax rates resulting from the State of Texas replacing its current franchise tax with a defined margin tax which is being accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes” in the period of enactment (second quarter 2006). The overall increased tax rate was partially offset by the 2007 benefit of higher tax-free investment earnings compared to the same period last year.

Net Income for the nine months ended September 30, 2007 decreased by $23.9 million, or 28.9%, from such income for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the nine months ended September 30, 2007 resulted primarily from:

(1)	net cash provided by operations amounting to $121.4 million;

(2)	repurchases of common stock amounting to $10.9 million;

(3)	cash received on exercise of common stock options amounting to $5.0 million;

(4)	cash received on repayments of notes and other receivables amounting to $2.4 million;

(5)	cash outlays for accelerated income taxes amounting to $28.8 million; and

(6)	cash outlays for capital expenditures amounting to $62.9 million.

Cash flows from operations in the nine months ended September 30, 2007 compared to 2006 were impacted by (i) changes in oil and gas receivables and inventory in 2006 as further described in Note 2 to the Consolidated Financial Statements and (ii) larger increases in deferred race event income in 2006 due primarily to changes in billing and payment terms on certain BMS advance ticket sales and other event related items.

The Company had the following contractual obligations as of September 30, 2007 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations:(1)
Current liabilities, excluding deferred race event income, accrued income taxes and deferred income taxes	$53,388	$53,388	—	—	—
Long-term debt, bank credit facility and senior subordinated notes	428,438	—	$98,438	—	$330,000
Income taxes payable(2)	26,362	19,772	6,590	—	—
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	2,271	—	—	$2,271	—
Interest on fixed rate debt obligations(1)	125,297	22,275	44,550	44,550	13,922
Operating leases	2,362	891	988	483	—

Total Contractual Cash Obligations	$640,712	$96,326	$150,566	$47,304	$346,516

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments:
Letters of credit	$1,172	$1,172	—	—	—
Contingent guarantee obligations	24,125	13,250	$3,000	$3,000	$4,875

Total Other Commercial Commitments	$25,297	$14,422	$3,000	$3,000	$4,875

(1)

Contractual cash obligations above exclude: (a) interest payments under the Company’s floating rate Revolving Credit Facility which had outstanding borrowings aggregating $98.4 million and average interest rates of 6.4% in the nine months ended September 30, 2007 (cash paid for interest, net of amounts capitalized, was approximately $15.0 million in the nine months ended September 30, 2007); (b) income taxes that may be paid in future years (cash paid for income taxes was approximately $68.3 million in the nine months ended September 30, 2007); (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs other than those discussed below in

Item No. 2; (d) income tax liabilities of approximately $11.3 million as of September 30, 2007 for unrecognized tax benefits due to uncertainty in predicting the timing of any such related payments; and (e) capital expenditures that may be made although not under contract as of September 30, 2007 (cash paid for capital expenditures was approximately $62.9 million in the nine months ended September 30, 2007).

(2)

Reflects current and noncurrent income taxes payable as of September 30, 2007, including accelerated amounts as more fully described above in Note 2 to the Consolidated Financial Statements—“Income Taxes”.

Future Liquidity

At September 30, 2007, the Company’s cash and cash equivalents totaled $175.0 million, short-term investments totaled $3.2 million, outstanding borrowings under the $400.0 million Revolving Facility amounted to $98.4 million, and outstanding letters of credit amounted to $1.2 million. At September 30, 2007, the Company had availability for borrowing up to an additional $300.4 million, including up to an additional $73.8 million in letters of credit, under the Credit Facility. At September 30, 2007, net noncurrent deferred tax liabilities totaled $119.6 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

The Company anticipates that cash from operations and funds available through the Credit Facility will be sufficient to meet its operating needs at least through the next twelve months, including estimated planned capital expenditures, additional repurchases of common stock, if any, income tax liabilities, payment of future dividends, if any, that may be declared, and any additional investments in or loans to its Motorsports Authentics joint venture. The Company plans to use available cash and borrowings under its Credit Facility to fund the purchase price of New Hampshire Speedway. Based upon anticipated future growth and financing requirements, the Company may, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase its debt and equity securities, depending on liquidity, prevailing market conditions, and such factors as permissibility under the Credit Facility and Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility and the Senior Subordinated Notes agreements do not restrict the ability of the Company’s subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. While management expects to continue to generate positive cash flows from the Company’s existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, additional liquidity and other resources could be needed to fund continued growth, including the continued expansion and improvement of the Company’s speedways, other facilities and ancillary businesses.

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

Stock Repurchase Program – In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to one million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. The stock repurchase program is presently funded using available cash and cash equivalents. During the nine months ended September 30, 2007, the Company repurchased 284,000 shares of common stock for $10.9 million and could repurchase up to an additional 957,000 million shares under the current authorization as of September 30, 2007.

Capital Expenditures – Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At September 30, 2007, the Company had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at our speedways. Similar to prior years, we continue to expand concessions, camping, restrooms and other fan amenities at certain facilities. In 2006, LVMS began construction and renovation of an infield media center, garage, fan-zone entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, racing team owners and drivers and others involved in motorsports, and which was substantially completed in the first quarter 2007. Also, BMS resurfaced its high-banked speedway. In 2007, LMS plans to start renovating and modernizing certain grandstand seating and expand its hospitality areas, and possibly construct a modern dragstrip. The Company also plans to continue improving and expanding on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways. In March 2006, the Company announced construction plans for a 126-unit condominium project at LVMS, which would include trackside office space, banquet facilities, spa and health club and other amenities. Commencement of construction is subject to governmental approval and permitting processes, which could materially affect the ultimate cost and timing of construction.

The estimated aggregate cost of capital expenditures in 2007 is approximately $70.0 to $80.0 million, excluding LVMS’s condominium project. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under the Revolving Facility as needed. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

On October 3, 2007, the Company’s Board of Directors approved an annual cash dividend of $0.335 per share of common stock aggregating approximately $14.6 million payable on October 31, 2007 to shareholders of record as of October 17, 2007. The 2007 annual cash dividend will be paid using available cash and cash investments.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Near-term Operating Factors” and “Liquidity and Capital Resources” above, as of September 30, 2007, the Company had aggregate outstanding letters of credit of $1.2 million and contingent guarantee obligations of $24.1 million. The contingent guarantees consist of (i) obligations associated with an equity investment that are limited to $12.1 million, decrease annually and expire through 2015 based on specified terms and conditions, and (ii) $12.0 million in obligations owed by certain third parties for petroleum product purchases utilizing their bank line of credit. At this time, management believes the fair value of these guarantees are presently insignificant.

The third party guarantee expires on November 15, 2007. The Company was advised by the bank on November 6, 2007 that it claims a right to payment, due to non-payment by certain third parties, under the guarantee by the Company for the full $12.0 million. The Company believes, however, that the third parties have made full payment of the purchase price for the petroleum product purchases and, therefore, that the Company is not required to make any payment to the bank under the guarantee. The Company further believes that it has recourse against one or more third-parties in the event any amount is drawn upon the guarantee. The Company intends to resist any efforts by the bank to receive payment under the guarantee and will seek to recover any amounts actually received by the bank under the guarantee.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements – “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on the Company’s financial statements and disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—The Company’s financial instruments with interest rate risk exposure consist of cash and cash investments, notes receivable, the Revolving Facility, and an interest rate swap agreement that are sensitive to changes in interest rates. A change in interest rates of one percent on floating notes receivable and debt balances outstanding at September 30, 2007, excluding the interest rate swap, would cause an approximate change in annual interest income of $74,000 and annual interest expense of $984,000. Interest rate swap values are affected by various market factors, including interest rate changes, which have a corresponding effect on interest expense.

As discussed in Note 5 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction related to variable rate debt obligations. The swap has a principal notional amount of $37.5 million, provides for quarterly settlement and expires corresponding with the debt term. At September 30, 2007 and December 31, 2006, the Company has reflected a derivative asset for this swap of approximately $403,000 and $998,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

Equity Price Risk—The Company has marketable equity securities, all classified as “available for sale” which are included in other noncurrent assets. Such investments are subject to price risk, which the Company attempts to minimize generally through portfolio diversification. The carrying value of marketable equity securities amounted to $106,000 and $194,000 at September 30, 2007 and December 31, 2006.

Other Market Risk—As of September 30, 2007, the Company had aggregate outstanding letters of credit of $1.2 million, none of which were associated with bulk petroleum transactions. As described in “Off-Balance Sheet Arrangements” above, the Company also had contingent guarantee obligations of $24.1 million as of September 30, 2007.

As of and during the nine months ended September 30, 2007, there have been no other significant changes in the Company’s interest rate risk, equity price risk or other market risk.

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

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting in the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. New or material developments, if any, on the more significant of these lawsuits are described below. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows. See Note 8 to the Consolidated Financial Statements for additional information on the Company’s legal proceedings. See Item 1A “Risk Factors” in the Company’s 2006 Annual Report on Form 10-K for additional information on our liability insurance program and self-insured retention.

Item 1A.	Risk Factors

The following risk factors are in addition to those included in the Company’s 2006 Annual Report on Form 10-K. See the 2006 Form 10-K for an expanded description of other Company risk factors.

The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions.

The Company may pursue acquisitions or joint ventures as part of its long-term business strategy. As an example, as further discussed above in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Near-term Operating Factors”, on October 30, 2007, the Company entered into a Stock Purchase Agreement to purchase 100% of the stock of New Hampshire Speedway, Inc. (“NHS”) for $340.0 million in cash (the “NHS Acquisition”). NHS owns and operates the New Hampshire International Speedway located in Loudon, New Hampshire. The closing of the NHS Acquisition is subject to expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and is expected to occur in the first quarter of 2008. The Company plans to use available cash and borrowings under its bank credit facility to fund the purchase price.

The NHS Acquisition and other such transactions may involve significant challenges and risks including, for example, the transaction may not advance our business strategy, we may not realize a satisfactory return on the investment made, we may experience difficulty integrating new employees, business systems, and technology, or management’s attention may be diverted from our other businesses or operations. Furthermore, the use of cash or additional borrowings could significantly impact our liquidity, impair our ability to borrow additional funds for other business purposes, or cause lowered ratings by credit agencies resulting in higher borrowing costs or increased difficulties borrowing additional amounts, among other things. These factors could adversely affect our future financial condition or operating results.

Also, management may from time to time evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. We may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or we may dispose of a business at a price or on terms that are less than optimal. In addition, there is a risk that we sell a business whose subsequent performance exceeds expectations. These factors could adversely affect our affect our future financial condition or operating results.

The possible relocation or renovation of LMS could involve material capital expenditures and could result in possible impairment or other charges for the existing LMS facility.

Management is contemplating relocation or renovation of LMS, including construction of a modern dragstrip. Both relocation and renovation of LMS would likely involve material capital expenditures and other resources in amounts that have not yet been determined. Any relocation may or may not increase the Company’s future success, and the ability to compete and operate successfully and profitably depends on many factors outside of management’s control. Such factors, if significantly negative or unfavorable, could result in possible impairment and other charges for existing LMS facility assets and possible shutdown, relocation and other costs that materially adversely affect the Company’s future financial condition or results of operations. At this time, management has made no decisions regarding relocation or renovation of LMS, and there has been no impact on the Company’s financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the nine months ended September 30, 2007.

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

As set forth in the table below, the Company repurchased 284,000 shares of common stock for approximately $10.9 million in the nine months ended September 30, 2007.

	Issuer Purchases of Equity Securities under Authorized Program as of September 30, 2007
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares That May Yet Be Purchased Under the Plans or Programs
January 2007	26,000	$38.80	26,000	215,000
February 2007	19,000	39.01	19,000	1,196,000
March 2007	22,000	38.56	22,000	1,174,000

First Quarter 2007	67,000	38.78	67,000	1,174,000

April 2007	20,000	39.35	20,000	1,154,000
May 2007	22,000	39.67	22,000	1,132,000
June 2007	21,000	39.97	21,000	1,111,000

Second Quarter 2007	63,000	39.67	63,000	1,111,000

July 2007	28,000	39.27	28,000	1,083,000
August 2007	69,000	37.71	69,000	1,014,000
September 2007	57,000	37.65	57,000	957,000

Third Quarter 2007	154,000	37.93	154,000	957,000

Total 2007	284,000	$38.50	284,000	957,000

Item 6.	Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: November 7, 2007	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: November 7, 2007	By:	/s/ William R. Brooks
William R. Brooks
Executive Vice President, Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)