Form 10-K
period 2007-12-31
SPEEDWAY MOTORSPORTS INC
filed 2008-03-14
CIK 934648

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $591,513,056 based upon the closing sales price of the registrant’s common stock on June 30, 2007 of $39.98 per share. At March 3, 2008, 43,521,428 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 23, 2008 are incorporated by reference into Part III of this report.

Speedway Motorsports, Inc. Annual Report on Form 10-K
1

The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes, appearing later in this report. This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements may include (i) statements in this Annual Report on Form 10-K that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Legal Proceedings”, “Controls and Procedures”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2008 and beyond; and (v) statements relating to the Company’s future capital projects, hosting of races, broadcasting rights, sponsorships, financing needs, merchandising joint ventures, oil and gas activities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “estimates”, “could”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in this Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q. Forward-looking statements included in this report are based on information available to us as of the filing date of this report, and the Company assumes no obligation to update any such forward-looking information contained in this report.

Our website is located at www.speedwaymotorsports.com. We make available free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after we electronically file those materials with the Securities and Exchange Commission (“SEC”). Our SEC filings are publically available over the internet at the SEC’s website at http://www.sec.gov . You may also read and copy any document we file with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the Public Reference Room operations by calling the SEC at 1-800-SEC-0330. We post on our website the charters of our Audit, Compensation and Nominating/Corporate Governance Committees; our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain corporate governance materials contemplated by SEC or New York Stock Exchange (“NYSE”) regulations. Please note that our website is provided as an inactive textual reference only. Information provided on our website is not part of this report, and is not incorporated by reference unless otherwise specifically referenced as such in this report. The documents are also available in print, free of charge, to any requesting shareholder by contacting the Company’s corporate secretary at its company offices.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
2

PART I

ITEM 1. BUSINESS

Speedway Motorsports, Inc. (the “Company”, “SMI”, “we”, “us”, and “our”) is a leading promoter, marketer and sponsor of motorsports activities in the United States. We own and operate Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Infineon Raceway (formerly known as Sears Point Raceway) (“IR”), Las Vegas Motor Speedway (“LVMS”), Lowe’s Motor Speedway (formerly known as Charlotte Motor Speedway) (“LMS”), and Texas Motor Speedway (“TMS”). We also provide souvenir merchandising services, and food, beverage and hospitality catering services through our SMI Properties subsidiaries; provide radio programming, production and distribution through our Performance Racing Network (“PRN”) subsidiary; develop electronic media promotional programming and distribute wholesale and retail racing and other sports-related souvenir merchandise and apparel through The Source International (“TSI”) subsidiary; and manufacture and distribute smaller-scale, modified racing cars and parts through our 600 Racing subsidiary. Our equally-owned joint venture with International Speedway Corporation (“ISC”), Motorsports Authentics (“MA”), produces, markets and sells motorsports licensed merchandise. In January 2008, we purchased New Hampshire Speedway, Inc., d/b/a New Hampshire International Speedway, which is being renamed New Hampshire Motor Speedway (“NHMS”). We now own seven first-class racing facilities in four of the top ten media markets. SMI was incorporated in the State of Delaware in 1994.

In 2008, the National Association for Stock Car Auto Racing, Inc. (“NASCAR”)-sanctioned NEXTEL Cup Series is being renamed the Sprint Cup Series, and the Busch Series is being renamed the Nationwide Series. Hereafter, the Sprint (formerly NEXTEL) and Nationwide (formerly Busch) naming conventions are used throughout this document. Also, references to “our” or “six” speedways in historical information exclude NHMS where two NASCAR-sanctioned Sprint Cup and one NASCAR-sanctioned Nationwide Series racing events are scheduled to be held in 2008.

We currently plan to promote the following racing events in 2008:

•	thirteen NASCAR-sanctioned Sprint (formerly NEXTEL) Cup stock car racing series (“Sprint Cup”) events;

•	nine NASCAR-sanctioned Nationwide (formerly Busch) Series (“Nationwide”) racing events;

•	eight NASCAR-sanctioned Craftsman Truck Series racing events;

•	two IndyCar Series (“IRL”) racing events;

•	five major National Hot Rod Association (“NHRA”) racing events;

•	two World of Outlaws (“WOO”) racing events; and

•	several other races and events.

RECENT DEVELOPMENTS

Listed below are certain developments that have affected or may continue to affect our business:

•	Motorsports Authentics merchandising joint venture operations;

•	purchase of New Hampshire Speedway;

•	amendment of our bank credit facility;

•	Lowe’s Motor Speedway renovation and new dragway construction; and

•	oil and gas activities and plans for discontinuing operations.

These and other factors are discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Near-term Operating Factors” and elsewhere as indicated.

Speedway Motorsports, Inc. Annual Report on Form 10-K
3

GENERAL OVERVIEW

Excluding New Hampshire Motor Speedway purchased in January 2008, our speedways are strategically positioned in six premier markets in the United States, including three of the top ten television markets. We have one of the largest total permanent speedway seating capacities, with the highest average number of seats per facility, in the motorsports industry. We believe long-term spectator demand for premium seating at our largest events exceeds existing capacity at several of our speedways. At December 31, 2007, our total permanent seating capacity of 757,000, with 755 luxury suites, was located at the following facilities:

Speedway(1)	Location	Approx Acreage	Length of Primary Speedway (miles)	Luxury Suites (2)	Permanent Seating (3)
Atlanta Motor Speedway	Hampton, GA	815	1.5	123	101,000
Bristol Motor Speedway	Bristol, TN	674	0.5	196	158,000
Infineon Raceway	Sonoma, CA	1,597	2.5	27	47,000	(4)
Las Vegas Motor Speedway	Las Vegas, NV	1,028	1.5	102	131,000
Lowe’s Motor Speedway	Concord, NC	1,314	1.5	113	162,000
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194	158,000
				755	757,000

(1)	Excludes NHMS purchased in January 2008 which has approximately 1,175 acres, a 1.058-mile oval speedway, a 1.6-mile road course, 96,000 premium permanent seats and 38 luxury suites.
(2)	Excluding dragway and dirt track suites.
(3)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(4)	IR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course.

We derive revenues principally from the following activities:

•	sales of tickets to motorsports races and other events held at our speedways;

•	licensing of network television, cable television and radio rights to broadcast such events;

•	sales of sponsorships, facility naming rights and promotions to companies that desire to advertise or sell their products or services surrounding our events;

•	commissions earned on sales of food, beverages and hospitality catering;

•	event sales and commissions from souvenir motorsports merchandise; and

•	rental of luxury suites during events and other track facilities.

In 2007, we derived approximately 82% of our total revenues from NASCAR-sanctioned events. We also derived revenue from IRL, NHRA, WOO and other racing series events, from TSI and certain SMI Properties non-event merchandising operations, 600 Racing, The Speedway Clubs at LMS and TMS, Oil-Chem, SMI Trackside, Racing Country USA and Motorsports By Mail, LLC (“MBM”), a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel. See Note 1 to the Consolidated Financial Statements for additional information on these businesses and activities.

Purchase of New Hampshire Speedway – On January 11, 2008, we purchased 100% of the issued and outstanding stock of New Hampshire Speedway, Inc., d/b/a New Hamp-

shire International Speedway, for cash of $340.0 million. The New Hampshire International Speedway is being renamed New Hampshire Motor Speedway. NHMS owns and operates a multi-use complex located in Loudon, New Hampshire, featuring a 1.058-mile oval superspeedway and a 1.6-mile road course on approximately 1,175 acres. NHMS currently has approximately 96,000 premium permanent seats and 38 luxury suites. NHMS has sanction agreements to host two NASCAR Sprint Cup Series and one NASCAR Nationwide Series race in 2008, among other events and track rentals. The purchase of NHMS expands the Company’s motorsports business into one of the largest media markets in North America. Management believes its facilities and racing events provide the Company with opportunities for increasing revenues and profitability. The purchase price was funded with available cash and $300.0 million in borrowings under the Company’s Credit Facility, as amended. Management anticipates that increased add-on debt interest payments and working capital requirements, if any, will be largely funded by advance ticket and other event related revenues associated with upcoming NASCAR and other racing events at NHMS. See Item 1A “Risk Factors” for additional information on this purchase transaction.

NASCAR Broadcasting and Ancillary Rights Agreement – Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profit growth in recent years, notwithstanding 2007, has resulted from a significant increase in television revenues received from NASCAR contracts with various television networks. NASCAR ratings can impact attend-

Speedway Motorsports, Inc. Annual Report on Form 10-K
4

ance at our events and sponsorship opportunities. The former six-year NASCAR domestic television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX expired after 2006. NASCAR has announced new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR Sprint Cup, Nationwide and Craftsman Truck Series events for 2007 through 2014. NASCAR also announced these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. The announced 2007 total NASCAR broadcasting rights fees for the entire industry approximated $505 million and, although initially lower than the 2006 rights fees of approximately $574 million, this eight-year arrangement provides us with increases in average annual contracted revenues through 2014 averaging 3% per year. Our 2007 NASCAR broadcasting revenues were $143 million, reflecting a decrease of $20 million or 12% from 2006. These lower 2007 revenues were partially offset by a decrease in associated contracted NASCAR purse and sanction fees of approximately $5 million or 5%. Our 2008 NASCAR broadcasting revenues, based on the current race schedule including NHMS, will approximate $168 million.

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

Management believes these recent long-term contracted revenue sources help solidify the Company’s financial strength, stabilize earnings and cash flows, and bode well for the future of SMI and the motorsports industry. Management also believes these new contracts have long-term strategic benefits. For instance, over the past several years major sports programming has begun to shift between network and cable. Cable broadcasters can support a higher investment through subscriber fees not available to networks, which is resulting in increased rights fees for sports properties. However, cable reaches fewer households than network broadcasts. NASCAR’s decision to retain approximately two-thirds of its event schedule on network television is believed to be important to the sport’s future growth. The retention of both cable and network broadcasters should continue to drive increased fan and media awareness for all three NASCAR racing series which should help increase long-term attendance and corporate marketing appeal. Management believes

ESPN’s involvement should result in the Nationwide Series benefiting from the improved continuity of its season-long presence on ESPN, and motorsports in general should benefit from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to that ESPN provides with the other major sports.

Our Contracted Revenues Are Increasing In Amount and Term Length – We believe increasingly attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, are increasing the number of longer-term sponsorship partners and commitments we obtain. We believe these increasingly longer-term contracted revenue sources help solidify our financial strength and stabilize our earnings and cash flows. Also, many of our multi-year contracts contain annual escalators which help provide revenue and other financial stability. For example, most of our NASCAR Sprint Cup and NASCAR Nationwide event sponsorships for the 2008 racing season, and many for our 2009 racing season, are already sold. Also, as previously discussed, 2008 is the second year of the eight year NASCAR television broadcast agreement and our estimated contracted revenues for 2008 approximate $168 million, including our newly acquired NHMS.

INDUSTRY OVERVIEW

NASCAR’s Sprint Cup Series is currently the most popular form of motorsports in the United States. NASCAR races are the second highest rated regular season televised sport and are broadcast weekly in more than 30 languages and 150 countries around the world. NASCAR events included 17 of the top 20 attended sporting events in 2007 in the United States, and often draw larger crowds than a Super Bowl, a NBA Finals game, and a World Series game combined, making it the No. 1 spectator sport. The NASCAR racing season runs for 10 months, visiting 23 states across the country, and attracts an average of more than 120,000 attendees at each Sprint Cup Series racing event. Races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience. In 2007, NASCAR sanctioned 98 Sprint Cup, Nationwide and Craftsman Truck Series races, including the “Chase for the Championship”, a ten race “playoff” to determine the NASCAR Sprint Cup Champion.

The increase in corporate interest in the sport has been significantly driven by the attractive demographics of stock car and other motorsports racing fans. Of those respondents indicating they were NASCAR fans in a recent ESPN Sports Poll, 49% were between the ages of 18 and 44, 47% earned over $50,000 annually, 38% have children under the age of 18, and 40% were female, all of which are within 1% of the general population. Additionally, according to Scarborough

Speedway Motorsports, Inc. Annual Report on Form 10-K
5

Research, one out of five NASCAR fans is a minority with Hispanics and African-Americans making up 9% and 8%, respectively, of the NASCAR fan base. Those trends are believed to be accelerating with NASCAR Nationwide Series races in Mexico City and Montreal providing substantial marketing potential for NASCAR and other motorsports venues in international markets. In addition, brand loyalty (as measured by fan usage of sponsors’ products) is the highest of any nationally televised major league sport, and NASCAR fans are believed to be three times as likely to purchase NASCAR sponsors’ products and services than non-fans.

In 2007, the NASCAR Sprint Cup Series continued its position as the number two sport on television. The 2008 season marks the second year of NASCAR’s domestic television rights agreement with FOX, TNT, ABC and ESPN. It also provides our Company with significant cash flow and revenue visibility during its eight year term, representing a 40% increase in average annual rights fees over the prior agreement.

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

In recent years, television coverage and corporate sponsorships have increased for NASCAR and other motorsports events. All NASCAR Sprint Cup, Nationwide, Craftsman Truck, IRL, and major NHRA events, as well as other events promoted by us are currently televised nationally. More Fortune 500 companies choose NASCAR-sanctioned events as part of a marketing strategy than any other major league sport, and sponsorship opportunities continue to expand significantly. Sponsors are involved in all aspects of the industry through direct sponsorship of racing teams, official status designations and event entitlement rights. Sponsors include such companies as Bank of America, Coca-Cola, Dodge, FedEx, Food City, General Motors, Kobalt Tools, Nationwide Insurance, Sprint, Samsung, Save Mart Supermarkets, Pep Boys, Sharpie, Sunoco, Texas Instruments, Toyota, United Parcel Service, Valvoline, and Williamson-Dickie Manufacturing Company.

During 2007, NASCAR introduced the “Car of Tomorrow” at Bristol Motor Speedway. The Car of Tomorrow, under development by NASCAR for seven years, is designed with the following primary objectives: driver safety, improved performance and competition, and more efficient cost management for teams. NASCAR continues to refine the Sprint Cup Series championship points format which determines competitors’ eligibility for the Chase for the Championship. These changes, which give additional points and benefits for winning races, are intended to make racing more competitive during the entire season. We believe the Car of Tomorrow, along with continued refinement of the points system, should enhance on-track competition and generate increased fan interest, attendance and new marketing opportunities.

We believe broadcast television and cable ratings show that spectator interest and corporate marketing appeal continues to be strong. We believe the increasing media coverage, and its expanding influence, along with enhanced on-track competition, will also drive fans to our speedways and generate further corporate marketing and other merchandising opportunities.

The attractiveness of the expanding demographics surrounding motorsports, and SMI’s first-class facilities in premier geographic markets, is illustrated by our increasing number of longer-term sponsorship partners and commitments. Those factors, along with the continuing increases in media intensity, are expected to drive increases in the long-term value of sponsorship and other marketing rights. Although somewhat common in other major sports venues, our 1999 facility naming rights agreement with Lowe’s Home Improvement Warehouse was the first in the motorsports industry. In 2002, we also announced our second facility naming rights agreement with Infineon Technologies for gross fees aggregating approximately $34.6 million over ten years. We have ten-year sponsorship agreements, including renewal options, with Coca-Cola and Bank of America for the May and October Sprint Cup races at LMS, respectively. These long-term agreements, and other long-term sponsorship contracts, illustrate the increasingly broad spectrum of major national corporate sponsorship interest, and the long-term confidence and marketing value being placed in our leading-edge facilities in premium markets. In addition, corporate sponsorships from industries somewhat new to NASCAR, and motorsports in general, are another strong indicator of the increasing marketing appeal to widening demographics.

Widely recognized liquor distillers such as Diageo, Smirnoff and Jack Daniels, branches of the military such as the National Guard, the US Air Force, the US Army, and various wine sponsors are increasingly expanding their financial involvement and sponsorship in NASCAR racing. We believe

Speedway Motorsports, Inc. Annual Report on Form 10-K
6

this is another positive indication that the marketing appeal of NASCAR motorsports is accelerating, providing substantial marketing opportunities for us and NASCAR. These and the changing dynamics such as Toyota entering NASCAR racing, the untapped potential of expanding demographics, the merchandising opportunities from our Motorsports Authentics joint venture, and the successful format change for the Sprint Cup championship, provide us with many opportunities for future growth.

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

Commitment to Quality and Customer Satisfaction, and Expansion and Improvement of Existing Facilities – Since the 1970’s, we have embarked upon a series of capital improvements to continually improve the race experience enjoyed by our fans, sponsors, team owners and drivers, media and others attending and involved in racing and other motorsports activities that we conduct. Over many years, we have invested significant capital in improving and expanding our facilities. In 2008, we plan to continue modernizing and making other significant improvements at our speedways as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”. We believe long-term spectator demand for premium seating at our largest events exceeds existing capacity. In 2008, including approximately 96,000 permanent seats and 38 luxury suites at our newly acquired NHMS, our total permanent speedway seating capacity is approximately 853,000, including 793 luxury suites.

Some of our more significant capital improvements in recent years include:

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

From 1996 through 2007, we significantly increased the number of permanent grandstand seats and luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and unique mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. During those years, we reconfigured many of our main entranceways and traffic patterns, expanded on-site roads and increased available parking to ease congestion caused by increased attendance and to improve traffic flow. Lighting was installed at all SMI speedways, except IR, so that we can offer nighttime racing. We also have installed “SAFER” crash walls at all SMI speedways, except IR, to help improve the safety of race drivers and others using our facilities. The banking of several of our speedways has been reprofiled and resurfaced to offer our fans the increased excitement inherent in high-bank racing. We continue to make many other facility improvements, all consistent with our commitment to quality and customer satisfaction. We have modernized our gift shops to increase their fan appeal and expand our marketing opportunities, and expanded our camping and RV facilities to meet the growing demand from fans who seek that entertainment experience surrounding our events.

We have built extensive infield media centers, garage and entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers, race fans and others involved in motorsports. Our leading- edge facilities also feature new scoreboards, underground pedestrian tunnels, and hillside terrace seats, among many other modernizing improvements. Other customer service enhancements include new entertainment, administrative and other marketing facilities as part our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort and entertainment value for the benefit of our spectators. We have built or reconstructed our dragstrips at BMS, IR, LVMS, and as planned at LMS in 2008, which feature state-of-the-art facilities with permanent grandstand seating, luxury suites and extensive fan amenities. See Item 2 – Properties for additional information on capital improvements at each of our speedways.

Speedway Motorsports, Inc. Annual Report on Form 10-K
7

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

Our marketing program also includes soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR- sanctioned event include luxury suite rentals, block ticket sales and company-catered hospitality, as well as souvenir race program and track signage advertising. Our innovative marketing is exemplified by progressive programs such as offering Preferred Seat Licenses at TMS and ten-year facility naming rights agreements with Infineon Technologies and Lowe’s Home Improvement Warehouse – both industry firsts. Also, our long-term Levy Group agreement offers corporate and other clientele premium food, beverage and catering services, and facilitates the marketing of luxury suites and hospitality functions at each of our speedways.

The modern media centers at LMS and LVMS have leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in motorsports. The “Neon Garage”, completed at LVMS in 2007, is one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports. LVMS’s “Neon Garage” is receiving significant favorable media attention and is a desirable focal location for racing drivers, team owners and others involved in motorsports during major racing events.

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

SMI has constructed 46 trackside condominiums at AMS and 76 condominiums at TMS, of which 44 and 71, respectively, have been sold as of December 31, 2007. We also built and sold 52 trackside condominiums at LMS in the 1980’s and early 1990’s. Many are used by team owners and drivers, which is believed to enhance their commercial appeal.

BMS opened a modern expansive gift shop adjoining new entertainment, administrative and other marketing facilities that attracts and entertains fans and corporate clientele. These customer service enhancements are part our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort and entertainment value for the benefit of our spectators.

Maximization of Media Exposure and Enhancement of Broadcast and Sponsorship Revenues – We are strategically positioned with speedways in seven of the premier markets in the United States, including four of the top ten television markets. We believe owning first-class facilities in premium markets offers long-term, highly-attractive media markets that should benefit from the accelerating growth of the motorsports industry. We plan to increase the exposure of our current Sprint Cup, Nationwide, Craftsman Truck, IRL, NHRA, and WOO events. We also plan to increase television coverage of other speedway events and schedule additional racing and other events at each of our speedway facilities. We believe the increased media attention focused on motorsports continues to result in expanding sponsorship, merchandising and other marketing opportunities. With speedway facilities strategically positioned in Dallas-Fort Worth, Las Vegas and San Francisco, we have achieved a critical mass west of the Mississippi River that enhances our overall operations, as well as broadcast and sponsorship opportunities. Also, our purchase of NHMS strategically positions us in the northeastern United States. NHMS is located about one hour north of Boston, and according to the latest census numbers, there are more than 18 million people within 200 miles of the speedway. The venue is easily accessible via interstate highways from all metro areas in the northeastern United States and eastern Canada. We intend to capitalize on these top-market entertainment venues to further grow our company, the sport of NASCAR and other racing series.

As further described below, most of our NASCAR Sprint Cup and Nationwide Series races, as well as other racing events, are broadcast over our proprietary radio Performance Racing Network (“PRN”). We also own Racing Country USA, our national country music and NASCAR-themed radio show. The combination of their national syndication networks, with Sirius Satellite Radio and NASCAR.com, offers sponsors a powerful and expansive promotional network.

We also seek to increase the visibility of our racing events and facilities through local and regional media interaction. For example, each January we sponsor a four-day media tour at LMS, and a similar one-day tour at TMS, to promote the upcoming Sprint Cup season. In 2008, this event featured Sprint Cup drivers and attracted media personnel representing television networks and stations from throughout the United States and around the world.

Speedway Motorsports, Inc. Annual Report on Form 10-K
8

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

Further Development of SMI Properties, Performance Racing Network, and 600 Racing Legends Car Businesses – Our SMI Properties subsidiary provides event and non-event souvenir merchandising services, event food, beverage, hospitality and catering services through the Levy Group arrangement, as described below, and other ancillary support services to all SMI facilities and other outside sports-related venues. SMI Properties is attempting to enhance souvenir and other merchandise sales through new marketing arrangements, including sales at non-SMI facilities and other outside venues.

In 2002, we consummated a long-term food and beverage management agreement and an asset purchase agreement with Levy Premium Foodservice Limited Partnership (the “Levy Group”). The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations at our speedways and certain outside venues for an initial ten-year period with a renewal option for an additional ten-year period. We believe the long-term Levy Group agreement enables us to provide better products and expanded services to our customers, enhancing their overall entertainment experience, while allowing us to achieve substantial operating efficiencies. In addition, the long-term alliance facilitates the marketing of luxury suites, hospitality and other high-end venues to corporate and other clientele desiring premium-quality menu choices and service.

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

We also broadcast most of our NASCAR Sprint Cup and Nationwide Series racing events, as well as many other events, at each of our speedways over our proprietary radio Performance Racing Network. PRN is syndicated nationwide to more than 750 stations. Along with broadcasting our racing events, PRN produces innovative daily and weekly racing-

oriented programs throughout the NASCAR season. We also own Racing Country USA, our national country music and NASCAR-themed radio show syndicated to approximately 315 affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with Sirius Satellite Radio and NASCAR.com, offers sponsors a very powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2008.

Introduced in 1992, we developed the Legends Circuit and are the official sanctioning body. 600 Racing manufactures and sells the cars and parts used in Legends Circuit racing events. Legends Cars are 5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on “short” tracks of 3/8-mile or less. In 1997, as an extension of the Legends Car concept, 600 Racing released a new “Bandolero” line of smaller, lower-priced, entry level stock cars which appeals to younger racing enthusiasts. In 2000, 600 Racing released a new faster “Thunder Roadster” race car modeled after older-style roadsters that competed in past Indianapolis 500’s in the early 1960’s. Cars and parts are currently marketed and sold through approximately 45 distributors conducting business throughout the United States, Canada, Russia, Brazil and Europe. The Legends Car, the Bandolero, and the Thunder Roadster (collectively referred to as “Legends Cars”) are not designed for general road use. Revenues from this business have grown to $13.0 million in 2007.

We believe the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $13,000, and are affordable for a new and expanding group of racing enthusiasts who otherwise could not race on an organized circuit. The Legends Car Circuit, which includes the Legends Car, the Bandolero and the Thunder Roadster, held approximately 2,600 sanctioned races in 2007, making it one of the fastest growing short track racing divisions in motorsports. The Legends Car Circuit is the third largest oval short track auto racing sanctioning body in terms of membership behind NASCAR and International Motor Contest Association (“IMCA”). Sanctioned Legends Car races are currently conducted at several of our speedways. We plan to continue broadening the Legends Circuit, increasing the number of sanctioned races and tracks at which Legends Car races are held.

Increased Daily Usage of Existing Facilities – We constantly seek revenue-producing uses for our speedway facilities on days not committed to racing events. Such other uses include driving schools, car and truck shows, auto fairs, free-style motocross and monster truck events, vehicle testing, settings for television commercials, concerts, holiday season festiv-

Speedway Motorsports, Inc. Annual Report on Form 10-K
9

ities, print advertisements and motion pictures. We host several NHRA bracket racing events throughout the year at our modern BMS, IR and LVMS dragways, and host a summer Legends Car series at several of our speedways. AMS also hosts several bracket drag racing events throughout the year.

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

LMS and TMS operate 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as WOO Series, as well as American Motorcycle Association (“AMA”), have been held. Similar other racing events are held annually. Other examples of increased usage include the widely popular Disney movie “Cars” premiere at LMS, large track rentals used by car manufacturers for rallies and other corporate functions at LVMS, and AMS’s and TMS’s hosting of Harley-Davidson’s 100th Anniversary Celebrations with top-name musical and family entertainment. Also, we conduct BMS’s unique holiday season “Speedway In Lights” which is prominent in that region, and LMS’s annual auto fair shows and TMS’s spring Autofest featuring Pate Swap Meets which remain widely popular. We are also working to schedule music concerts at certain facilities.

Acquisition and Development of Additional Motorsports Facilities – We also consider growth by acquisition and development of motorsports facilities as appropriate opportunities arise. We acquired Bristol Motor Speedway and Infineon Raceway in 1996, and Las Vegas Motor Speedway in 1998. In 1997, we completed construction of Texas Motor Speedway. In 2004, we acquired North Carolina Speedway, including intangible assets consisting of NASCAR race event sanctioning and renewal agreements under which we began conducting additional annual NASCAR Sprint Cup and Nationwide Series racing events at TMS in November 2005. In January 2008, we purchased New Hampshire Motor Speedway, including sanctioning and renewal agreements to annually conduct two NASCAR Sprint Cup and one Nationwide Series racing events. We continually seek to locate, acquire, develop and operate venues which we feel are underdeveloped or underutilized and to capitalize on markets where the pricing of sponsorships and television rights are considerably more lucrative.

Development of Ancillary Businesses Through Acquisitions, Joint Ventures or Similar Type Arrangements – We look for opportunities to grow our existing, or identify new, ancillary businesses through acquisitions, joint ventures or similar arrangements.

We, along with ISC, equally own a joint venture formed in August 2005 that operates independently under the name Motorsports Authentics to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. In September 2005, MA purchased and now operates under a long-term license agreement with Roush Corporation d/b/a Roush Racing for exclusive and non-exclusive motorsports merchandise distribution for various racing drivers and teams in NASCAR’s Sprint Cup, Nationwide and Craftsman Truck Series. In December 2005, MA purchased Action Performance Companies, Inc. (“Action”) who designs, markets and distributes exclusive and non-exclusive licensed motorsports related merchandise, and has license agreements with many of the top NASCAR, IRL, and NHRA teams and drivers. In addition, Action has licenses to manufacture apparel and memorabilia for the National Basketball Association, Major League Baseball, and multiple other branded organizations. The net assets and operations of Action and Team Caliber are now operated on a combined basis by MA which currently markets its products through a combination of mass retail, domestic wholesale, trackside, and collector distribution channels.

OPERATIONS

Our operations consist principally of motorsports racing and related events, as well as ancillary businesses described herein and in “Non-Event Motorsports Related Merchandise”, “Non-Motorsports Merchandise Revenue”, and “Other Revenue” below.

Racing and Related Events

NASCAR-sanctioned races are held annually at each of our speedways. The following are summaries of racing events scheduled in 2008 at each speedway.

•	AMS. In addition to the major NASCAR-sanctioned races listed below, AMS is also scheduled to hold two NASCAR Craftsman Truck Series races, as well as several other races and events.

Date	Event	Circuit
March 8	“Nicorette 300”	Nationwide
March 9	“Kobalt Tools 500”	Sprint Cup
October 26	“Pep Boys Auto 500”	Sprint Cup

Speedway Motorsports, Inc. Annual Report on Form 10-K
10

•

BMS. In addition to the major NASCAR-sanctioned races listed below, BMS is also scheduled to hold one NASCAR Craftsman Truck Series race, one NHRA Nationals event, as well as several other races and events.

Date	Event	Circuit
March 15	“Sharpie Mini 300”	Nationwide
March 16	“Food City 500”	Sprint Cup
August 22	“Food City 250”	Nationwide
August 23	“Sharpie 500”	Sprint Cup

•

IR. In addition to the major NASCAR-sanctioned race listed below, IR is also scheduled to hold one IRL race, one NHRA Nationals event, one NASCAR Camping World Grand National West Series race, one AMA, and several Sports Car Club of America and other racing events.

Date	Event	Circuit
June 22	“Toyota/Save Mart 350”	Sprint Cup

•

LVMS. In addition to the major NASCAR-sanctioned races listed below, LVMS is also scheduled to hold one NASCAR Craftsman Truck Series race, two NHRA Nationals events, as well as several other races and events.

Date	Event	Circuit
March 1	“Sam’s Town 300”	Nationwide
March 2	“UAW-Dodge 400”	Sprint Cup

•	LMS. In addition to the major NASCAR-sanctioned races listed below, LMS is also scheduled to hold one NASCAR
Craftsman Truck Series race, one NHRA Nationals event, two WOO events, as well as several other races and events.

Date	Event	Circuit
May 17	“NASCAR Sprint All- Star Race”	Sprint Cup (all-star race)
May 24	“CARQUEST Auto Parts 300”	Nationwide
May 25	“Coca-Cola 600”	Sprint Cup
October 10	“Dollar General 300”	Nationwide
October 11	“Bank of America 500”	Sprint Cup

•

NHMS. In addition to the major NASCAR-sanctioned races listed below, NHMS is also scheduled to hold one NASCAR Craftsman Truck Series race, two NASCAR Camping World Grand National East Series races, and several Sports Car Club of America and other races and events.

Date	Event	Circuit
June 28	“Camping World 200 presented by RVs.com”	Nationwide
June 29	“LENOX Industrial Tools 301”	Sprint Cup
September 14	“SYLVANIA 300”	Sprint Cup

•

TMS. In addition to the major NASCAR-sanctioned races listed below, TMS is also scheduled to hold two NASCAR Craftsman Truck Series races, one IRL race, and several Sports Car Club of America and other races and events.

Date	Event	Circuit
April 5	“O’Reilly 300”	Nationwide
April 6	“Samsung 500”	Sprint Cup
November 1	“O’Reilly Challenge”	Nationwide
November 2	“Dickies 500”	Sprint Cup

The following table shows the composition of selected revenues for the three years ended December 31, 2007 (in thousands):

	2007		2006		2005
Admissions	$179,765	32%	$175,208	31%	$177,352	33%
NASCAR broadcasting	142,517	25%	162,715	29%	140,956	26%
Sponsorships	63,165	11%	59,202	10%	53,362	10%
Other event related	115,485	21%	106,855	19%	96,546	18%
Motorsports event and non-event, and non-motorsports, related merchandise	52,770	9%	54,122	10%	67,438	12%
Other	7,944	2%	9,263	1%	8,414	1%
Total revenue	$561,646	100%	$567,365	100%	$544,068	100%

Admissions – Grandstand ticket prices at our NASCAR-sanctioned events in 2007 ranged from $17 to $146. In gen-

eral, we establish ticket prices based on spectator demand and cost of living increases.

Speedway Motorsports, Inc. Annual Report on Form 10-K
11

NASCAR Broadcasting Revenue – We have negotiated annual contracts with NASCAR for domestic television station and network broadcast coverage of all of our NASCAR-sanctioned events. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways. NASCAR broadcasting revenue accounted for 25% of total revenues in 2007.

Sponsorship Revenue – Our revenue from corporate sponsorships is received in accordance with negotiated contracts. Sponsors and the terms of sponsorships change from time to time. We currently have sponsorship contracts with major manufacturing and consumer products companies and brands such as Bank of America, Coca-Cola, Chrysler, Dodge, Sprint, Save Mart Supermarkets, Food City, Nicorette, Kobalt Tools, O’Reilly, Snap-on Tools, Lowe’s Home Improvement Warehouse, Nationwide Insurance, Samsung, Texas Instruments, 7-Eleven, NAPA Auto Parts, Food Lion, Goodyear, Yokohama, Valvoline, United Parcel Service, Sharpie of Sanford North America Corporation, Toyota, Williamson-Dickie Manufacturing Company, Sunoco, and General Motors. Some contracts allow sponsors to name a particular racing event, as in the “Coca-Cola 600”, “UAW-Dodge 400”, “Bank of America 500”, and “Samsung 500”. Other considerations range from “Official Car” or “Official Truck” designations at our speedways, including Chevrolet, Dodge and Toyota, to exclusive advertising and promotional rights in sponsor product categories such as Coca-Cola, NAPA Auto Parts, Goodyear and Valvoline. Also, our ten-year facility naming rights agreements renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway at Charlotte. None of our sponsorship or naming rights contracts annually exceeded 5% of total revenues in 2007.

Other Event Related Revenue – We derive event related revenue from commissioned food, beverage and souvenir sales during racing and non-racing events and from fees paid for speedway catered “hospitality” receptions and private parties. Food, beverages and souvenirs are sold primarily in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities, and in luxury suites, club-style seating and food-court areas located within the speedway facilities, to individual, group, corporate and other customers. We also derive revenue from luxury suite and track rentals, from parking and other event and speedway related activities. As of December 31, 2007, our speedways had a total of approximately 755 luxury suites available for leasing to corporate sponsors or others at current annual rates generally ranging from $25,000 to $101,000. LMS has also constructed 40 open-air boxes, each containing 32 seats, which are currently available for renting by corporate sponsors or others at annual rates of up to $42,000. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of race cars and racing products, settings for commercials and motion pictures, and other outdoor events.

We broadcast most of our NASCAR Sprint Cup and Nationwide Series races over our proprietary Performance Racing Network, which also sponsors four weekly racing-oriented programs throughout the NASCAR season. We derive event related revenue from the sale of commercial time on PRN, which is syndicated nationwide to more than 750 stations. We have negotiated contracts with NASCAR for ancillary broadcasts associated with NASCAR.com, NASCAR Radio, international and other media. None of our other event related contracts annually exceeded 5% of total revenues in 2007.

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

Non-Motorsports Merchandise Revenue – We derive other operating revenue from Oil-Chem, which produces an environmentally-friendly micro-lubricant. We also derive other operating revenue from periodic sales of bulk petroleum products as further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Near-term Operating Factors”.

Other Revenue – We derive other operating revenue from The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”) dining and entertainment facilities located at the respective speedways, which serve individual, group, corporate and other clientele. We also derive other operating revenue from leasing of IR’s industrial park to individuals, corporate and other customers, including race teams and driving schools, from leasing of office towers

Speedway Motorsports, Inc. Annual Report on Form 10-K
12

located at several of our speedways to motorsports and non-motorsports associated corporate and other customers, and from the sanctioning of Legends Car Circuit races.

COMPETITION

We are the leading motorsports promoter in the local and regional markets served by our seven speedways, and compete regionally and nationally with other speedway owners, including ISC, to sponsor events, especially Sprint Cup and Nationwide Series events, and to a lesser extent, other NASCAR, IRL, NHRA and WOO sanctioned events. We compete for spectator interest with all forms of professional and amateur spring, summer and fall sports, and with a wide range of other available entertainment and recreational activities, conducted in and near Atlanta, Boston, Bristol, Charlotte, Dallas-Fort Worth, Las Vegas and San Francisco, and regionally and nationally. These competing events or activities may be held on the same days as our events. We also compete with improving and expanding media coverage and content by network and cable broadcasters, particularly for Sprint Cup and Nationwide Series racing events, along with the ongoing improvements in high-definition television technology.

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

SEASONALITY, QUARTERLY RESULTS AND WEATHER

In 2008, as further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we plan to hold 13 NASCAR-sanctioned Sprint Cup and nine Nationwide Series major racing events, and eight NASCAR Craftsman Truck Series racing events. We also plan to hold two IRL racing events, five major NHRA racing events, and two WOO racing events. Our business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in our operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business.

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

EMPLOYEES

As of December 31, 2007, we had approximately 770 full-time and 214 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

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

PATENTS AND TRADEMARKS

We have federally registered trademark and/or service mark rights in “Speedway Motorsports,” “Atlanta Motor Speedway,” “AutoFair,” “AvBlend,” “Bristol Motor Speedway,” “Charlotte Motor Speedway,” “Las Vegas Motor Speedway,” “Sears Point Raceway,” “Texas Motor Speedway,” “TMS,” “600 Racing Thunder Roadster,” “Legends Cars,” “Bandolero,” “Atomic Oil,” “WBL,” “Pour A New Engine Into Your Car,” “It Soaks Into Metal,” “Linkite,” “Lenckite,” “Micro-Lubricant,” “zMax,” “Motorsports by Mail,” “The Speedway Club,” “Top the Cops,” “Wild Man,” “Diesel 40 – The Engine Conditioner,” “Diesel 60 – The Fuel Conditioner,” “Diesel 90 – The Gear And Accessory Conditioner,” “Fans First” and “The Great American Speedway!,” “Lug Nut,” “Sparky,” and our corporate logos.

Speedway Motorsports, Inc. Annual Report on Form 10-K
13

Federal trademark and/or service mark registrations are pending with respect to “Seal of Champions Speedway Motorsports, Inc.,” “The Official Seal of Racing,” “New Hampshire Motor Speedway,” “Speedway World,” “Trophy Towers” and “Radio Without a Restrictor Plate.” We own state trademark and/or service mark registrations for “Atlanta Motor Speedway” (Georgia), “AMS” (Georgia), “Texas Motor Speedway” (Texas) and “TMS” (Texas). We have registered trademark rights in the “zMax” trademark in Australia, Canada, Israel, Japan, Mexico, New Zealand, Singapore and the European Union, registered trademark and service mark rights in the “Legends Cars” mark in the European Union, and registered service mark rights in the “Motorsports by Mail” mark in Japan. We have applications pending in Canada for trademark and service mark registrations for “Legends Cars.” We also have seven patents related to our Legends Car, Bandolero Car and Thunder Roadster design and technology. Our policy is to protect our intellectual property rights zealously, including use of litigation, to protect their proprietary value in sale and market recognition.

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

ITEM 1A. RISK FACTORS

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from the results contemplated by forward-looking statements contained in this report or other public statements we may make. Shareholders and prospective investors should carefully consider and evaluate all of the risk factors described below. However, many of these factors are beyond our ability to control or foresee, and undue reliance should not be put on forward-looking statements. Risk and other forward-looking factors may or may not ultimately be found correct. These risk factors may change from time to time and may be amended, supplemented, or superseded by updates to the risk factors contained in future periodic reports on Form 10-Q and Form 10-K we file with the SEC.

Bad weather adversely affects the profitability of our motorsports events, and postponement or cancellation of major motorsports events could adversely affect us – We promote outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, driving schools, and track rentals, among other things. Although we sell tickets well in advance of our events, poor weather conditions can have a material effect on our results of operations particularly because we promote a finite number of premier events. Due to weather conditions, we may be required to move a race event to the next raceable day, which would increase our costs for the event and could negatively impact our walk-up admissions, if any, and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success of past events.

If an event scheduled for one of our facilities is postponed because of weather, national security, natural disasters or other reasons, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from admissions, food, beverage and souvenir sales generated at the rescheduled event. If such an event is cancelled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues associated with the event, including live broadcast

Speedway Motorsports, Inc. Annual Report on Form 10-K
14

revenues, to the extent such losses were not covered by insurance. If a cancelled event is part of the NASCAR Sprint Cup or Nationwide Series, the amount of money we receive from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation could be reduced. This would occur if, as a result of the cancellation and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues.

Lack of competitiveness in NASCAR Sprint Cup Series races or closeness of championship points races, the popularity of race car drivers, or changes made by NASCAR on conducting, promoting and racing as a series sanctioning body, can significantly impact operating results – A lack of competitiveness in Sprint Cup Series races or the closeness of the championship points race in any particular racing season can significantly impact our operating results. These and other factors, such as the popularity of race car drivers, can affect attendance at the Sprint Cup racing events, as well as other events surrounding the weekends such Sprint Cup races are promoted. There can be no assurance that attendance or other event related revenues will not be adversely impacted by a lack of competitive racing or a close championship points race, or a decline in popularity of one or more race car drivers, in any particular season, thereby possibly impacting our operations and growth.

NASCAR periodically implements new rules or technical and other required changes for race teams and drivers, as well as event promoters, in attempts to increase safety, racing competition and fan interest, among other things. For example, NASCAR introduced a new prototype car for the Sprint Cup Series, the “Car of Tomorrow”, that should increase competition on the speedways and generate increased fan interest and new marketing opportunities. The new prototype car may or may not be successful or popular with fans. Such factors can affect attendance and other event related revenues for our Sprint Cup and Nationwide Series racing events, as well as other events surrounding the weekends such races are promoted. Rule changes can increase operating costs that we may or may not be able to control. There can be no assurance that attendance or other event related revenues or operating costs will not be adversely impacted by sanctioning body changes in any particular season, thereby possibly impacting our operations and growth.

Consumer and corporate spending can significantly impact operating results, and national or local catastrophes, elevated terrorism alerts or natural disasters could have a significant adverse impact on our operating results – Our business depends on discretionary consumer and corporate spending. Many factors related to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment rates, rising fuel prices, difficult consumer credit and housing markets, interest and tax rates and inflation, can significantly impact our operating results. Many factors related to corporate spending such as general economic and other business conditions, including consumer spending, rising fuel prices, interest and tax rates, hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorism attacks, military actions, and inflation, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact our operating results. Terrorism alerts, natural disasters, and other business conditions, can impact regional and national consumer and corporate spending sentiment, including significant increases in fuel prices and other consumer costs. These factors can affect attendance at our events, suite rentals, sponsorship, advertising and hospitality spending, concession and souvenir sales, driving schools and other track rentals, as well as the financial results of present and potential sponsors of our facilities and events and of the industry. Negative factors such as challenging economic conditions, public concerns over additional national security incidents and air travel, particularly when combined, can impact corporate and individual customer spending, and each negative factor can have varying effects on our operating results. There can be no assurance that consumer and corporate spending will not be adversely impacted by economic conditions, or should difficulties, restrictions or public concerns regarding air travel or military-related actions continue or increase, if additional national or local terrorist, catastrophic or other incidents occur, or if natural disasters occur, thereby possibly materially impacting our future operating results and growth.

The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions— We pursue acquisitions or joint ventures as part of our long-term business strategy. As previously discussed, we purchased NHMS in January 2008 for $340.0 million in cash. The purchase was funded with available cash and borrowings under our amended bank credit facility. The purchase of NHMS and other such transactions may involve significant challenges and risks. For example, the transaction may not advance our business strategy, we may not realize a satisfactory return on the investment made, we may experience difficulty integrating new employees, business systems, and technology, or management’s attention may be diverted from our other businesses or operations. Furthermore, the use of cash or additional borrowings could significantly impact our liquidity, impair our ability to borrow additional funds for other business purposes, or cause lowered ratings by credit agencies resulting in higher borrowing costs or increased difficulties borrowing additional amounts, among other things. These factors could adversely affect our future financial condition or operating results.

Speedway Motorsports, Inc. Annual Report on Form 10-K
15

Also, management may from time to time evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. For example, in 2007, we sold the majority of assets and all operations of North Carolina Speedway, consisting principally of track rentals, because advancement of our business strategy and the foreseeable returns on investment were not satisfactory. We may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or we may dispose of a business at a price or on terms that are less than optimal. In addition, there is a risk that we sell a business whose subsequent performance exceeds expectations. These factors could adversely affect our future financial condition or operating results.

Failure to be awarded a NASCAR event or deterioration in our relationship with NASCAR could adversely affect our profitability – Our success has been and will remain dependent to a significant extent upon maintaining a good working relationship with the organizations that sanction the races we promote at our facilities, particularly NASCAR, the sanctioning body for Sprint Cup, Nationwide and Craftsman Truck Series races. Each NASCAR event is awarded on an annual basis. Although we believe our relationship with NASCAR is good, nonrenewal of a NASCAR event license would have a material adverse effect on our financial condition and future results of operations. We cannot assure you that we will continue to obtain NASCAR licenses to sponsor races at our facilities. Our strategy has included growth through the addition of motorsports facilities. Failure to obtain NASCAR events for any future additional motorsports facility could have a material adverse effect on us. Similarly, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or favorably.

Relocation of major motorsports events could adversely affect us – NASCAR has announced it would consider potential track realignment of Sprint Cup Series racing events to desirable, potentially more profitable market venues of speedway operators. While relocation of any Sprint Cup event among our speedways we now or may own in the future could result in a net increase in our future operating profitability, long-lived assets of a speedway from where a Sprint Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations.

Increased costs associated with, and inability to obtain, adequate insurance could adversely affect our profitability and financial condition – Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted from the national incidents on September 11, 2001. We have a material investment in property and equipment at each of our seven speedway facilities, which are generally located near highly populated cities and which hold motorsports events typically attended by large numbers of fans. These operational, geographical and situational factors, among others, have resulted in, and may continue to result in, significant increases in insurance premium costs and difficulties obtaining sufficiently high policy limits. We cannot assure you that future increases in such insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.

Our insurance coverage may not be adequate if a catastrophic event occurred, and liability for personal injuries and product liability claims could significantly affect our financial condition and results of operations – While management attempts to obtain, and believes it presently has, reasonable policy limits of property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers, we cannot guarantee that our policy limits for property, casualty, liability, and business interruption insurance currently in force, including coverage for acts of terrorism, would be adequate should one or multiple catastrophic events occur at or near any of our speedway facilities, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. Once our present coverage expires, we cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our speedway facilities could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability was to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay our related claims or damages. The occurrence of additional national incidents, in particular incidents at sporting events, entertainment or other public venues, may significantly impair our ability to obtain such insurance coverage in the future.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
16

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

Strong competition in the motorsports industry and with other professional and amateur sports could hinder our ability to maintain or improve our position in the industry – Motorsports promotion is a competitive industry. We compete in regional and national markets, and with ISC and other NASCAR related speedways, to promote events, especially NASCAR-sanctioned Sprint Cup and Nationwide Series events, and to a lesser extent, with other speedway owners to promote other NASCAR, IRL, NHRA and WOO sanctioned events. We believe our principal competitors are other motorsports promoters of Sprint Cup and Nationwide Series or equivalent events. Certain of our competitors have resources that exceed ours. NASCAR is owned by the France family, who also control ISC. ISC presently hosts several Sprint Cup and Nationwide Series races. Our competitors attempt to build speedways and conduct racing and other motorsports related activities in new markets that may compete with us and our local and regional fan base or marketing opportunities. We compete for spectator interest with all forms of professional and amateur spring, summer, and fall sports, such as football, baseball, basketball and hockey, conducted in and near Atlanta, Boston, Bristol, Charlotte, Las Vegas, Dallas-Fort Worth, and San Francisco, and regionally and nationally, many of which have resources that exceed ours, and with a wide range of other available entertainment and recreational activities. These competing events and activities may be held on the same days or weekends as our events. We cannot assure you that we will maintain or improve our position in light of such competition.

The loss of our key personnel could adversely affect our operations and growth – Our success depends to a great extent upon the availability and performance of our senior management, particularly O. Bruton Smith, our Chairman and Chief Executive Officer, H.A. Wheeler, our President and Chief Operating Officer, William R. Brooks, our Chief Financial Officer, Executive Vice President and Treasurer, and Marcus G. Smith, our Executive Vice President of National Sales and Marketing, none of whom are subject to employment agree-

ments. Messrs. O. Bruton Smith and Wheeler have managed SMI as a team for over 30 years, and Mr. Brooks has been part of the management team for over 20 years. Mr. Marcus G. Smith is the son of Mr. O. Bruton Smith, and has been with SMI since 1996. Their experience within the industry, especially their working relationship with NASCAR, continues to be of considerable importance to us. The loss of any of our key personnel due to illness, retirement or otherwise, or our inability to attract and retain key employees in the future could have a material adverse effect on our operations and business plans.

Costs associated with capital improvements could adversely affect our profitability – We believe significant growth in our revenues depends, in large part, on consistent investment in facilities. Therefore, we expect to continue to make substantial capital improvements in our facilities to meet long-term increasing demand, to increase spectator entertainment value, and to increase revenue. We frequently have a number of significant capital projects underway. Among other capital expenditures, the Company plans to significantly renovate LMS, including construction of a dragstrip, which is expected to host annual NHRA-sanctioned Nationals and other racing events, and make various improvements to NHMS acquired in January 2008. Certain plans involve capital expenditures over several years in amounts that have not yet been determined but will likely be material.

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

In addition, actual costs could vary materially from our estimates if those factors or our assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Should projects be abandoned or substantially decreased in scope due to the inability to obtain necessary permits or other unforeseen negative factors, we could be required to expense some or all previously capitalized costs which could have a material adverse effect on our future financial condition or results of operations.

Speedway Motorsports, Inc. Annual Report on Form 10-K
17

Our Credit Facility permits significant expenditures for capital projects, investments in and transactions for motorsports and oil and gas and other ancillary businesses – As further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our Credit Facility allows standby letters of credit of up to $75.0 million, capital expenditures of up to $80.0 million, and provides for additional borrowings of up to $99.7 million, subject to meeting specified conditions.

As further described in “Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures” below, we plan to continue to make substantial capital expenditures and investments. The profitability or success of future capital projects and investments are subject to numerous factors, conditions and assumptions, many of which are beyond our control. The sub-limit for standby letters of credit allows us to possibly increase our oil and gas activities and other business transactions. As of December 31, 2007, we had $690,000 in outstanding standby letters of credit associated with oil and gas activities. Our oil and gas business involves financial and operational risks different from those of our other operations as further described below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Near-term Operating Factors – Oil and Gas Activities”. We may seek further increases in our available limits for standby letters of credit depending on the needs and outcome of our oil and gas business. Significant negative or unfavorable outcomes could reduce our available cash and cash investments resulting in lower investment interest or earnings, reduce our ability to service current or future indebtedness, require additional borrowings resulting in higher debt service and interest costs, lower our ratings by credit agencies, result in higher borrowing costs or increased difficulties in borrowing additional amounts, result in higher than anticipated depreciation expense, among other negative consequences, and could have a material adverse effect on our future financial condition or results of operations.

Future impairment of our property and equipment, goodwill and other intangible assets, equity investments in associated entities and consolidated foreign investments could adversely affect our profitability – As of December 31, 2007, excluding the purchase of NHMS, we have net property and equipment of $1,066.4 million (including capitalized oil and gas exploration and production costs associated with consolidated foreign entities of $15.2 million (see below)), net goodwill and other intangible assets of $156.0 million, and equity investments in associated entities of $76.7 million (see below). Also, as further described in “Properties” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures” below, we plan to con-

tinue to make substantial capital investments. As described in Note 2 to the Consolidated Financial Statements, we periodically evaluate long-lived assets for possible impairment based on expected future undiscounted operating cash flows and profitability attributable to such assets or when indications of possible impairment occur. The evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. While we believe no impairment exists at December 31, 2007, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our future financial condition or results of operations. The profitability or success of future capital projects and investments are subject to numerous factors, conditions and assumptions, many of which are beyond our control, and if significantly negative or unfavorable, could become impaired and materially adversely affect our future financial condition or results of operations. See “Relocation of major motorsports events could adversely affect us” above for related discussion on impairment considerations.

As further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Near-term Operating Factors – Oil and Gas Activities”, we have purchased interests in two foreign entities owning certain oil and gas mineral rights in Russia, where we have conducted oil and gas exploration and production activities. As of December 31, 2007, the Company’s property and equipment includes capitalized oil and gas exploration and production costs associated with consolidated foreign entities of $15.2 million as of December 31, 2007. These amounts consist principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method. As further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies and Accounting Estimates – Recoverability of Property and Equipment, Goodwill and Other Intangible Assets, and Equity Investments in Associated Entities”, the Company performs a quarterly ceiling test to evaluate whether carrying values of our full cost pools exceed ceiling limitations. Ceiling tests could be found to no longer support some or all of the recorded carrying values due to many reasons, most of which are not under management’s control. See Note 10 to the Consolidated Financial Statements with respect to legal actions affecting or involving Visheraneft, one of the entities owning certain mineral rights the Company purchased. While management believes the outcome of legal actions affecting Visheraneft should be resolved in the Company’s favor, an unfavorable outcome of these proceedings could have a material adverse impact on its future finan-

Speedway Motorsports, Inc. Annual Report on Form 10-K
18

cial position, results of operations or cash flows. Also, while management believes no writedown of capitalized costs was necessary as of December 31, 2007, the carrying value of current and future investments could become impaired from failed ceiling tests, insufficient sustained profitability or operating cash flows resulting from various factors as described below in “Our oil and gas business incurs financial and operational risks different from those of our other operations” and others. Such factors, if significantly negative or unfavorable, could result in an impairment charge that has a material adverse impact on the Company’s future financial condition or results of operations.

As further described in Note 15 to the Consolidated Financial Statements, in March 2008, because of the ongoing challenges with oil and gas activities, the Company is contemplating discontinuing those operations during 2008, although no final decision has been made. At this time, the Company no longer plans to expand or increase its investment in connection with the two foreign entities or make other foreign investments except as described herein. The Company may decide or be required to spend certain additional amounts or take legal actions to protect or preserve its interests in oil and gas mineral rights and maintain or maximize the potential recovery value of proven and unproven reserves, and to protect other aspects of the Company’s oil and gas investments. This may include entering into other contracts or joint venture arrangements depending on perceived opportunities for maintaining or maximizing potential recovery value. Such additional expenditures, although presently undeterminable, could become material depending on the facts, circumstances and ultimate outcome of any attempted recovery or resolution. Those costs, if significant and ultimately not recovered, could have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Our equity investments in associated entities consist primarily of our 50% owned joint venture Motorsports Authentics. At December 31, 2007, our $76.7 million investment in MA is material and our share of future associated profits or losses may or may not be significant. Future profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow”, competition for MA products, and the success of MA management in achieving sustained profitability. MA’s ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. As of December 31, 2007, MA had a material amount of goodwill and other intangible assets. We may increase our investment in MA, including additional equity contributions or loans. The current and future carrying value of this equity investment could become impaired for changes in profitability, operating cash flows, market, economic conditions, and other factors that could adversely impact its recovery. Should MA’s long-lived assets become impaired resulting in a material impairment charge, we would likely be required to record our 50% share which could have a material adverse impact on our future financial condition or results of operations. As further described in Note 2 to the Consolidated Financial Statements, the Company’s carrying value for its MA equity investment was significantly reduced as of December 31, 2007 for impairment charges reflected by MA. As of December 31, 2007, we believe there were no indications of a decline below MA’s carrying value that was other than temporary. However, MA continues to have a material amount of inventory, goodwill and other intangible assets. Should the fair value of our equity investment in MA decline below its carrying value, and such decline was other than temporary, we would be required to record an impairment charge to reduce the carrying value to fair value, which could have a material adverse impact on our future financial condition or results of operations.

Our revenues depend on the promotional success of our marketing campaigns – Similar to many companies, we spend significant amounts on advertising, promotional and other marketing campaigns for our speedways and other business activities. Such marketing activities include, among others, promotion of ticket sales, luxury suite rentals, hospitality and other services for our speedway events and facilities, and advertising associated with our wholesale and retail distribution of racing and other sports related souvenir merchandise and apparel, micro-lubricant® products, and Legends Car activities. There can be no assurance that such advertising, promotional and other marketing campaigns will be successful or will generate revenues or profits.

Government regulation of certain motorsports sponsors could negatively impact the availability of promotion, sponsorship and advertising revenue for us – The motorsports industry generates significant revenue each year from the promotion, sponsorship and advertising of various companies and their products, some of which are subject to government regulation. Advertising of the alcoholic beverage and tobacco industry is generally subject to greater governmental regulation than advertising by other sponsors of our events. Certain of our sponsorship contracts are terminable upon the implementation of adverse regulations. The alcoholic beverage and tobacco industry has provided substantial financial support to the motorsports industry through, among other things, the purchase of advertising time, the sponsorship of racing teams and the sponsorship of racing series such as the Busch Series, and generally are subject to greater gov-

Speedway Motorsports, Inc. Annual Report on Form 10-K
19

ernmental regulation than are other sponsors of our events. We are unaware of any proposed additional governmental regulation that would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage or tobacco industry. We cannot assure you that the alcoholic beverage or tobacco industry will continue to sponsor motorsports events, suitable alternative sponsors could be located, or NASCAR will continue to sanction individual racing events sponsored by the alcoholic beverage industry at any of our facilities. Implementation of further restrictions on the advertising or promotion of alcoholic beverage products could adversely affect us.

Our chairman owns a majority of SMI’s common stock and will control any matter submitted to a vote of our stockholders – As of March 3, 2008, Mr. O. Bruton Smith, our Chairman and Chief Executive Officer, beneficially owned, directly and indirectly, approximately 67% of the undiluted outstanding shares of our common stock. As a result, Mr. Smith will continue to control the outcome of substantially all issues submitted to our stockholders, including the election of all of our directors.

The recent amendment to our Credit Facility and purchase of NHMS significantly increased our outstanding indebtedness, and our current or future indebtedness could adversely affect our financial health, operations or ability to pay dividends, or prevent us from fulfilling our obligations under debt agreements – We have a significant amount of indebtedness. As of December 31, 2007, we had total outstanding long-term debt of approximately $428.5 million. After the purchase of NHMS on January 11, 2008, we had total outstanding long-term debt of approximately $728.5 million, and the amended Credit Facility permits additional borrowings of up to $99.7 million. Management anticipates that increased debt interest payments and working capital requirements, if any, for NHMS will be largely funded by advance ticket and other event related revenues associated with upcoming NASCAR and other racing events at NHMS. However, our substantial indebtedness and ability to increase our outstanding borrowings could:

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

In addition, our debt agreements contain financial and other restrictive covenants that, among other things, limits or restricts our ability to borrow additional funds, make acquisitions, create liens on our properties and make investments. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us. Despite current indebtedness levels, the Company or new lines of business may be able to incur substantially more debt. In addition, we may be able to secure this additional debt with Company, subsidiary or new business assets. This could further exacerbate the risks associated with our substantial leverage. If new debt is added to our and our subsidiaries’ current debt levels, the related risks they and we now face could intensify. We may redeem some or all of the Senior Subordinated Notes at any time at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning June 1, 2008 to par after June 1, 2011, which could limit funds otherwise available for future working capital, capital expenditures, acquisitions or other general corporate purposes.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
20

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

Our oil and gas business incurs financial and operational risks different from those of our other operations – As further described above in “Future impairment of our property and equipment, goodwill and other intangible assets, equity investments in associated entities and consolidated foreign investments could adversely affect our profitability”, and in Note 15 to the Consolidated Financial Statements, in March 2008, the Company began formulating plans to discontinue its oil and gas operations. Although discontinuation plans are being formulated, many or most of the following and other risk factor discussions remain relevant to the Company’s oil and gas business activities. We have engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products and associated commodity transactions. These bulk petroleum products have consisted predominately of crude oil and associated distillates of crude oil. We have conducted these business activities primarily in Russia, Central America, North America, South America, Africa, and the United Kingdom. We also hold interests in two foreign entities owning certain oil and gas mineral rights in Russia, where we conduct oil and gas exploration and production activities. We contract with a United States company who provides us strategic, management and operational capabilities, and we provide financing and access to financial markets, in connection with these activities. We also, from time to time, may have profit and loss sharing arrangements with certain entities on the purchasing and selling of specified bulk petroleum products, and our share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. From time to time, we also have entered into futures contracts associated with petroleum products, utilize letters of credit for the purchase and sale of bulk petroleum products, and guarantee obligations of certain third parties to facilitate the purchase of bulk petroleum products in exchange for part of the anticipated profits that may be derived by those third parties on such transactions. Our Credit Facility contains a separate sub-limit for letters of credit up to $75.0 million for use in oil and gas activities and other business transactions, and permits the Company to invest in Oil-Chem and its direct or indirect subsidiaries for oil and gas activities up to specified amounts, among other things.

Management recognizes that these oil and gas activities have financial and operational risks different from those of our core operations. Many are risks ordinarily experienced by any new business and risks ordinarily associated with conducting business in foreign countries. Also, many are risks generally associated with petroleum products and oil and gas related activities, including environmental, commodities, hedging and similar risks common to such activities. Our oil and gas activities include exploration and production arrangements that may be unsuccessful for many reasons including weather, cost overruns, dry wells, equipment shortages and mechanical difficulties. Proven or unproven reserves may be less than originally expected or found not cost beneficial to extract. Successful drilling of a well does not ensure ultimate realization of sufficient profits or return on investments because of a variety of factors, including geological, market, geopolitical and other unforeseen factors. Additionally, unsuccessful wells can result in costs with no direct associated revenue streams. These investments involve a variety of operating risks, including:

•	fires, explosions, blow-outs, surface cratering, and casing collapse;

•	uncontrollable flows of oil, natural gas, and formation water;

•	natural disasters, such as earthquakes, and adverse weather conditions; and

Speedway Motorsports, Inc. Annual Report on Form 10-K
21

•	environmental hazards, such as natural gas leaks, oil spills, and pipeline ruptures.

Oil and gas business profit margins could be affected by factors such as purchase price, sales price, transaction, unrecoverable and other operating costs, and could be less than those on our other operations. Oil and gas transactions may continue to occur in the near future, and they may or may not be significant. While revenues could become significant, resulting profit margins could be affected by market and other factors such as transaction, unrecoverable and other operating costs, and could be less than those on existing operations. The accounting for oil and gas, including underlying hedge, transactions can be affected by many factors, including contract terms, title transfer, settlement timing, underlying hedge terms and other transactional terms or conditions. Future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis. Mark-to-market accounting may be used for certain hedges and bulk petroleum purchases or supply contracts may constitute an energy contract that is deemed a derivative under Statement of Financial Accounting Standards (“SFAS”) No. 133, depending on the underlying transactional terms and conditions. Also, future gains or losses on such contracts could be significant depending on fluctuations in market prices of the associated covered petroleum products and timing differences between maturities of hedges and sales of petroleum products. Depending on settlement timing and other transactional factors, accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods. At this time, management is unable to determine whether resulting revenues or profits or losses could be material.

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

Other factors that can adversely impact our oil and gas business, as well as operations conducted in foreign countries, include current and future market demand, regional and global market and economic conditions, including geopolitical situations, elevated terrorism alerts, terrorist attacks or military actions in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds, global petroleum product supply and demand, regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs, changes or deterioration in customer financial condition and creditworthiness, and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Near- term Operating Factors – Oil and Gas Activities” below, and Note 2 to the Consolidated Financial Statements – “Oil and Gas Activities” and “Concentrations of Credit Risk” for additional information.

Changes in income tax laws could adversely affect our financial condition and results of operations – At December 31, 2007, net deferred tax liabilities totaled $140.4 million, after reduction for net deferred tax assets of $26.9 million. At December 31, 2007, valuation allowances of $22.8 million have been provided against deferred tax assets because management is unable to determine that ultimate realization is more likely than not. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. Also, we filed a change in tax accounting method in 2005 that is expected to reduce our tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. Accelerated income taxes of $28.2 million were paid in 2007. Management believes the Company’s use of a seven-year recovery period prior to 2005 was appropriate in view of then existing tax law and related guidance. These accelerated amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over longer periods. Changes in tax laws, assumptions, estimates or method used

Speedway Motorsports, Inc. Annual Report on Form 10-K
22

in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.

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

The market price of our common stock could be adversely affected by future exercises or future grants of stock options, restricted stock awards or other stock-based compensation, or the sale of shares held by key personnel – The market price for our common stock could be adversely affected by the sale of approximately 1,819,000 shares of our common stock issuable upon the exercise of various options under our equity compensation plans. The market price for our common stock could also be adversely affected by the issuance or sale of approximately 2,594,000 shares of our common stock available for grant under our equity compensation plans, or the sale of approximately 29,001,000 shares of our common stock available for resale in compliance with Rule 144 under the Securities Act of 1933, as amended, including shares held by Mr. Smith, our Chairman and Chief Executive Officer.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway as of December 31, 2007 follows (excluding NHMS purchased in January 2008):

Atlanta Motor Speedway – AMS is located on approximately 815 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. AMS was built in 1960 and has been owned by us since 1990. In 1997, AMS was completely renovated including reconfiguration to a “state-of-the-art” 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, adding 22,000 permanent seats, including 58 luxury suites, and changing the start-finish line location. AMS also has an on-site 2.5-mile road course. In 1998, lighting was installed for night racing. In recent years, AMS has reconfigured main entranceways and expanded on-site roads to ease congestion caused by increased attendance, installed new scoreboards, new garage areas, and new infield media and press box centers. AMS has constructed 46 condominiums overlooking the speedway and is marketing the two remaining unsold condominiums. As further described in Note 2 to the Consolidated Financial Statements, AMS suffered significant tornado damage in July 2005 and has since been restored to a leading-edge motorsports facility. In 2006, AMS completed construction of approximately 14,000 new premium front-stretch and club-style permanent seats. AMS is located in a top media market, and has the long-standing reputation of offering fans some of the best on-track competition in NASCAR. Also, there has been significant roadway expansion leading into and surrounding AMS. In 2007, AMS expanded its camping, restroom and other fan amenities. For these and other reasons, we believe AMS represents an excellent long-term growth opportunity for us as well as for advertisers and broadcasters. At December 31, 2007, AMS had permanent seating capacity of approximately 101,000, including 123 luxury suites.

Bristol Motor Speedway – Acquired by us in 1996, BMS is located on approximately 674 acres in Bristol, Tennessee and is a one-half mile, lighted, high-banked concrete oval speedway. BMS also owns and operates a one-quarter mile modern, lighted dragway. BMS is the most popular facility on the Sprint Cup circuit among race fans due to its steep banked turns and lighted nighttime races. We believe spectator demand for our Sprint Cup events at BMS exceeds existing permanent seating capacity. From 1996 through 2002, BMS

Speedway Motorsports, Inc. Annual Report on Form 10-K
23

added over 76,000 new permanent grandstand seats, including 73 new luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. In 1999, BMS reconstructed and expanded its dragstrip into a state-of-the-art dragway, “Thunder Valley”, featuring permanent grandstand seating, luxury suites, and extensive fan amenities. In 2003, BMS constructed approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury sky-box suites. In 2004, BMS completed construction of a modern expansive gift shop adjoining new entertainment, administrative and other marketing facilities that attracts and entertains fans and corporate clientele. In 2005, BMS constructed 37 new luxury sky-box suites and new permanent dragway seats at “Thunder Valley”, which remains one of the most modern, state-of-the art dragways in the country. In 2005 and 2006, BMS continued to improve and expand fan amenities and make other site improvements. In 2007, BMS repaved the steep banked track surface on its speedway as well as continued to expand its camping, restroom and other fan amenities, and to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. At December 31, 2007, BMS had permanent seating capacity of approximately 158,000, including 196 luxury suites.

Infineon Raceway – Acquired by us in 1996, IR is located on approximately 1,597 acres in Sonoma, California and consists of a 2.52-mile, twelve-turn road course, a one-quarter mile modern dragstrip, and a modern, expansive industrial park. From 1997 through 2001, IR added approximately 19,000 new permanent seats, made various grading changes to improve spectator sightlines, expanded and improved spectator amenities, acquired adjoining land to provide additional entrances and expanded spectator parking areas to accommodate attendance increases and ease congestion. In 1998, IR reconfigured its road course for the NASCAR Sprint Cup Series into a 10-turn, 1.99-mile course by creating “The Chute,” which connects Turns 4 and 7. However, the raceway still maintains its traditional 2.52-mile course for other events. The Chute provides spectators with improved sightlines and expanded viewing areas. The shorter course also enabled the raceway to lengthen the NASCAR race by nearly 35 laps. In 2003, IR completed its multi-year major reconfiguration and modernization, adding new permanent seats, including hillside terrace seats, and new luxury suites. Modernization of IR’s dragstrip facilities was also completed in 2003. IR’s enhancements include underground pedestrian tunnels to better accommodate pedestrian traffic, a new world-class 16-turn, three-quarter mile karting center, permanent garages for race teams, an expanded modern industrial park, an enlarged pit road to accommodate NASCAR’s 43-car grid, and improved sightlines for better spectator enjoyment. In 2006, IR continued improving and expanding its on-site road system and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. In 2007, IR expanded its camping, restroom and other fan amenities, and continued to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. At December 31, 2007, IR had permanent seating capacity of approximately 47,000, including 27 luxury suites, and provides temporary seating and other general admission seating arrangements along its 2.52-mile road course.

Las Vegas Motor Speedway – Acquired by us in 1998, LVMS is located on approximately 1,028 acres in Las Vegas, Nevada, and consists of a 1.5-mile, lighted, asphalt, quad-oval superspeedway, and several other on-site paved and dirt race tracks. These other race tracks include a 1/4-mile dragstrip, 1/8-mile dragstrip, 2.5-mile road course, 1/2-mile clay oval, 3/8-mile paved oval, motocross and other off-road race courses. From 1999 through 2002, LVMS added approximately 7,000 new permanent seats, expanded its concessions and restroom amenities and made other facility improvements. In 2000, LVMS reconstructed and expanded one of its dragstrips into a state-of-the-art dragway, “The Strip at Las Vegas”, with permanent grandstand seating, luxury suites and extensive fan amenities. “The Strip at Las Vegas” remains one of the most modern, state-of-the-art dragways in the country. In 2001, LVMS renovated its 3/8-mile paved racetrack, “The Bullring”, where it hosts weekly racing series from March through October. LVMS has significant club-style seating with convenient access to premium restaurant-quality food and beverage service. In 2004, LVMS constructed approximately 14,000 new premium permanent seats. In 2006, LVMS completed construction of approximately 16,000 new permanent grandstand seats. In 2007, LVMS completed construction on one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in motorsports. LVMS also reprofiled the banking of its superspeedway to offer fans the exciting racing inherent in high-bank racing. In 2007, LVMS also continued to expand its camping, restroom and other fan amenities, and to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. The superspeedway’s configuration readily allows for significant future expansion. At December 31, 2007, LVMS had permanent seating capacity of approximately 131,000, including 102 luxury suites.

Speedway Motorsports, Inc. Annual Report on Form 10-K
24

Lowe’s Motor Speedway – LMS is located on approximately 1,314 acres in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte, and was among the first superspeedways built. The principal track is a 1.5-mile banked asphalt quad-oval facility, and was the first superspeedway in North America lighted for nighttime racing. LMS also has several lighted “short” tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), as well as a 2.25-mile asphalt road course. In 2000, LMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. LMS has consistently improved and increased its spectator seating arrangements and now has the third largest seating capacity of any sports facility in the United States. From 1997 through 2002, LMS added over 61,000 new permanent seats, including 38 new luxury suites, featuring unique mezzanine level concourses, new stadium-style terrace sections, outstanding views, convenient elevator access and popular food courts for enhanced spectator enjoyment, convenience and accessibility. LMS also has significantly expanded and improved its parking areas to accommodate increased attendance and ease congestion, and widened certain front- stretch concourses and entranceways to improve spectator convenience and accessibility. LMS has significant club-style seating with convenient access to premium restaurant-quality food and beverage service. In 2004, LMS renovated and modernized its infield garages, media center, and scoring towers and made other facility improvements. The new LMS media center has leading-edge technology infrastructure and access that is increasing appeal for media content providers, sports journalists and others involved in racing communications. In 2005, the exclusive dining and entertainment facilities at The Speedway Club at LMS were completely remodeled and now offer expanded premium restaurant, catering and corporate meeting facilities. In 2006, LMS reprofiled and resurfaced its superspeedway, continued improving and expanding concessions, restroom and other fan amenities, expanded available parking to ease congestion and improve traffic flow, and made other site improvements. In 2007, LMS significantly expanded its available hospitality areas and other marketing facilities to better attract and entertain fans and corporate clientele. In 2007, LMS also started to renovate and modernize certain grandstand seating and expand its hospitality areas. At December 31, 2007, LMS had permanent seating capacity of approximately 162,000, including 113 luxury suites.

Texas Motor Speedway – TMS, located on approximately 1,490 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway, with an on-site 2.5-mile road course. TMS has constructed 76 con-

dominiums overlooking turn two of the speedway and is marketing five remaining unsold condominiums. TMS also has an executive office tower adjoining the main grandstand overlooking the speedway which houses The Speedway Club at Texas Motor Speedway. TMS, one of the largest sports facilities in the United States in terms of permanent seating capacity, hosted its first major NASCAR Sprint Cup Series race in April 1997. We operate the TMS facilities under a 30-year arrangement with the Fort Worth Sports Authority – see Note 2 to the Consolidated Financial Statements for additional information. In 2000, TMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. For several years, TMS has expanded its parking areas and improved traffic control dramatically reducing travel congestion. In 2001, TMS converted approximately 50 suites to speedway club-style seating areas to help meet demand for premium seating and services at its largest events. In 2006, TMS constructed the new Victory Lane Broadcast Center in the infield which is a two-story multi-purpose facility built for television and radio media who provide broadcast coverage of our events. TMS has expanded and increased surrounding interstate access roads and interchanges, bus and tram systems and available parking, lighting for certain parking areas, and reconfigured traffic patterns and entrances to ease congestion and improve traffic flow. In 2007, TMS expanded its camping, restroom and other fan amenities, and continued to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. At December 31, 2007, TMS had permanent seating capacity of approximately 158,000, including 194 luxury suites.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. New or material developments, if any, on the more significant of these lawsuits are described below. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows. See Note 10 to the Consolidated Financial Statements for additional information on the Company’s legal proceedings. See Item 1A “Risk Factors” for additional information on the Company’s liability insurance program and self-insured retention.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2007, no matters were submitted to a vote of our security holders.

Speedway Motorsports, Inc. Annual Report on Form 10-K
25

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 3, 2008, 43,521,428 shares of common stock were outstanding and held by approximately 2,778 record holders based on information from our stock transfer agent.

We intend to retain a substantial portion of our future earnings to provide funds for the operation and expansion of our business. SMI depends on cash flows and other payments from our speedways and other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and working capital requirements. We paid our sixth annual cash dividend on October 31, 2007 of $0.335 per share of common stock aggregating approximately $14.6 million to shareholders of record as of October 17, 2007. An annual cash dividend was paid on October 31, 2006 of $0.33 per share of common stock aggregating approximately $14.4 million to shareholders of record as of October 16, 2006. We may or may not pay similar annual cash dividends in the future. Any decision concerning the payment of dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under our Credit Facility and Senior Subordinated Notes (which are further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Dividends”), and other factors as the Board of Directors or its designees, in its sole discretion, may consider relevant. Our Credit Facility allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, and increasable up to $150.0 million, subject to maintaining certain financial cove-

nants. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants.

The following table sets forth the high and low closing sales prices for SMI’s common stock, as reported by the NYSE for each calendar quarter during the periods indicated:

	High	Low
2007:
First Quarter	$39.65	$37.37
Second Quarter	40.81	38.80
Third Quarter	40.86	36.67
Fourth Quarter	38.57	31.08

2006:
First Quarter	$38.51	$34.86
Second Quarter	39.45	36.40
Third Quarter	37.87	35.41
Fourth Quarter	39.59	36.30

STOCK REPURCHASE PROGRAM

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 7 to the Consolidated Financial Statements), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In February 2007, our Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. In 2007, we repurchased 473,000 shares of common stock, all under this program, for approximately $17.7 million.

Issuer Purchases of Equity Securities under Authorized Programs as of December 31, 2007
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Be Purchased Under the Plans or Programs
January through September 2007	284,000	$38.50	284,000	957,000
October 2007	69,000	37.31	69,000	888,000
November 2007	63,000	36.24	63,000	825,000
December 2007	57,000	33.00	57,000	768,000
Fourth Quarter	189,000	35.65	189,000	768,000
Total 2007	473,000	$37.39	473,000	768,000

Speedway Motorsports, Inc. Annual Report on Form 10-K
26

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding the shares of SMI common stock issuable under all of SMI’s equity compensation plans as of December 31, 2007:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)(2)	1,819,000	$32.55	2,594,000	(3)
Equity compensation plans not approved by security holders – None(4)	–	–	–

(1)	This category includes the 1994 Stock Option Plan, the 2004 Stock Incentive Plan, the Employee Stock Purchase Plan, and the Formula Stock Option Plan for Independent Directors. The 1994 Stock Option Plan expired on December 21, 2004 after which no further options can be granted under the plan; however, plan expiration did not adversely affect rights under any previously granted outstanding stock options. The 2004 Stock Incentive Plan was adopted upon stockholder approval at the 2004 Annual Meeting. As further described in Item 4 below, the Formula Stock Option Plan was suspended in December 2007 and terminated in February 2008, and a new 2008 Formula Restricted Stock Plan is being proposed for stockholder approval at the Annual Meeting on April 23, 2008.

(2)	No shares were granted to employees under the Employee Stock Purchase Plan for calendar years 2005 through 2007. Grants may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end.

(3)	No further options can be granted under the 1994 Stock Option Plan, which expired on December 21, 2004. Under the 2004 Stock Incentive Plan, an aggregate of 2,500,0000 shares of SMI common stock are reserved for issuance under restrictions that include: no more than 1,000,000 shares of restricted stock awards may be granted; no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and for restricted stock awards designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year.

As further described in Item 4 below, the Formula Stock Option Plan was suspended in December 2007, and the proposed 2008 Formula Stock Restricted Plan will have 100,000 shares of SMI common stock reserved for issuance in the form of restricted stock awards. Those shares for the proposed plan are excluded from the table above. An aggregate of 800,000 shares of SMI common stock were reserved for issuance under each of the Formula Stock Option Plan prior to its suspension and the Employee Stock Purchase Plan.

(4)	The Formula Stock Option Plan was suspended in December 2007 and will be terminated upon approval of a proposed new 2008 Formula Restricted Stock Plan by stockholders at the Annual Stockholders Meeting on April 23, 2008. If approved, the 2008 Formula Restricted Stock Plan would have 100,000 shares of SMI common stock reserved for issuance in the form of restricted stock awards. Those shares for the proposed plan are excluded from the table above. Approval of the 2008 Formula Restricted Stock Plan and termination of the Formula Stock Option Plan will not adversely affect rights under any previously granted outstanding stock options. No shares of restricted stock have been granted under the proposed plan pending stockholder approval. See Note 11 to the Consolidated Financial Statements for additional information on these plans.

Speedway Motorsports, Inc. Annual Report on Form 10-K
27

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative stockholder return on the common stock against the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Index and a Peer Group Index for the period December 31, 2002 through December 31, 2007. The Russell 2000 Index was included because management believes, as a small-cap index, it more closely represents companies with market capitalization similar to the Company’s than the Standard & Poor’s 500 Index. The companies used in the Peer Group Index in 2003 through 2007 consist of International Speedway Corporation, Walt Disney Co., and Dover Motorsports, Inc. All companies in the Peer Group Index are publicly traded companies known by management to be involved in the amusement, sports and recreation industries. The graph assumes that $100 was invested on December 31, 2002 in each of the common stock, the Standard & Poor’s 500 Index, the Russell 2000 Index and the Peer Group Index companies, and that all dividends were reinvested.

Speedway Motorsports, Inc. Annual Report on Form 10-K
28

ITEM 6. SELECTED FINANCIAL DATA

All financial data below are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

INCOME STATEMENT DATA

Year Ended December 31:	2007	2006	2005	2004	2003
(in thousands, except per share data)
Revenues:
Admissions	$179,765	$175,208	$177,352	$156,718	$150,253
Event related revenue	197,321	183,404	168,359	137,074	127,055
NASCAR broadcasting revenue	142,517	162,715	140,956	110,016	90,682
Other operating revenue	42,043	46,038	57,401	42,711	36,539
Total revenues	561,646	567,365	544,068	446,519	404,529

Expenses and other:
Direct expense of events	100,414	95,990	97,042	81,432	77,962
NASCAR purse and sanction fees	100,608	105,826	96,306	78,473	69,691
Other direct operating expense	54,658	48,121	52,227	37,662	32,325
General and administrative	80,988	78,070	73,281	65,152	58,698
Depreciation and amortization	44,475	40,707	37,607	35,524	33,894
Interest expense, net	20,984	20,785	21,890	19,886	20,816
Losses on equity investees(1)	57,422	3,343	272	110	38
AMS insurance recovery gain(2)	–	–	(8,829)	–	–
Ferko litigation settlement(3)	–	–	–	11,800	–
Loss on early debt redemption and refinancing(4)	–	–	–	–	12,800
FTC refund claims settlement(5)	–	–	–	–	1,154
Other expense (income), net	5,199	185	(1,632)	(2,929)	381
Total expenses and other	464,748	393,027	368,164	327,110	307,759

Income before income taxes	96,898	174,338	175,904	119,409	96,770
Provision for income taxes	58,504	63,116	67,769	45,755	38,225
Net Income	$38,394	$111,222	$108,135	$73,654	$58,545
(in thousands, except per share data)
Basic earnings per share	$0.88	$2.54	$2.46	$1.70	$1.38
Weighted average shares outstanding	43,735	43,801	43,908	43,342	42,517
Diluted earnings per share	$0.87	$2.53	$2.45	$1.69	$1.37
Weighted average shares outstanding	43,906	44,006	44,178	43,654	42,798

BALANCE SHEET DATA

Cash, cash equivalents and short-term investments	$168,462	$121,139	$120,910	$216,731	$134,472
Equity investments in associated entities(1)	76,678	135,346	136,842	1,551	–
Goodwill and other intangible assets	155,993	156,122	159,929	156,366	61,337
Total assets	1,578,320	1,583,408	1,514,426	1,402,230	1,190,556
Long-term debt, including current maturities:
Revolving credit facility(4)	98,438	98,438	50,000	50,000	60,000
Bank term loan(4)	–	–	50,000	46,875	50,000
Senior subordinated notes(4)	330,000	330,000	330,000	330,000	230,000
Other debt	22	44	235	274	367
Stockholders’ equity	827,671	820,089	726,148	633,325	548,074
Cash dividends per share of common stock	$0.335	$0.33	$0.32	$0.31	$0.305

Speedway Motorsports, Inc. Annual Report on Form 10-K
29

Motorsports Authentics Joint Venture Equity Investment and Non-GAAP Financial Information Reconciliation – As further discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Near-term Operating Factors – Motorsports Authentics Joint Venture” and in Note 2 to the Consolidated Financial Statements, the Company’s 2007 operating results and diluted earnings per share were significantly impacted from charges reflected by Motorsports Authentics for inventory, tooling, goodwill and other intangible assets impairment. These charges were due primarily to several NASCAR driver, team and sponsor changes, including Dale Earnhardt, Jr., a material MA licensor, renaming of the NASCAR NEXTEL Cup and Busch Series in 2008, NASCAR’s introduction of a new car design (the “Car of Tomorrow”), car manufacturer changes, other excess merchandise inventory and tooling no longer used for a secondary product line. The Company’s losses on equity investees for the year ended December 31, 2007 include its 50% share of those MA charges. Net income, and diluted earnings per share, before equity investee losses and other adjustments set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income and diluted earnings per share. Non-GAAP net income and diluted earnings per share below are derived by adjusting GAAP basis amounts for certain items presented in the following selected income statement data net of income taxes based on applicable effective rates.

The following schedule reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. This schedule also separately presents net income and diluted earnings per share for the Company’s consolidated operations, equity investee losses of MA, and the Company’s operations excluding MA equity investee losses and the other non-GAAP adjustments, all net of taxes. This non-GAAP financial information is presented nowhere else in this Annual Report. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately presents equity investee losses and adjusts for non-recurring transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing the Company’s results of operations separate from equity investees for the periods presented. Management uses the non-GAAP information to assess the Company’s operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate and adjusted information better reflects ongoing operating results. None of the adjusted items had occurred within the prior two years or, in management’s opinion, were reasonably likely to recur within two years. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or diluted earnings per share determined in accordance with GAAP.

Year Ended December 31:	2007	2006	2005	2004	2003
(in thousands, except per share data)
Consolidated net income using GAAP	$38,394	$111,222	$108,135	$73,654	$58,545
Equity investee losses(1)	57,422	2,138	167	–	–
Net income excluding equity investee losses	95,816	113,360	108,302	73,654	58,545
Non-GAAP adjustments (net of taxes):
AMS insurance recovery gain(2)	–	–	(5,430)	–	–
Ferko litigation settlement(3)	–	–	–	7,278	–
Interim interest expense on debt redeemed(6)	–	–	–	–	902
Loss on early debt redemption and refinancing(4)	–	–	–	–	7,770
FTC refund claims settlement(5)	–	–	–	–	700
Non-GAAP net income	$95,816	$113,360	$102,872	$80,932	$67,917
Consolidated diluted earnings per share using GAAP	$0.87	$2.53	$2.45	$1.69	$1.37
Equity investee losses(1)	1.31	0.05	–	–	–
Diluted earnings per share excluding equity investee losses	2.18	2.58	2.45	1.69	1.37
Non-GAAP adjustments:
AMS insurance recovery gain(2)	–	–	(0.12)	–	–
Ferko litigation settlement(3)	–	–	–	0.16	–
Interim interest expense on debt redeemed(6)	–	–	–	–	0.02
Loss on early debt redemption and refinancing(4)	–	–	–	–	0.18
FTC refund claims settlement(5)	–	–	–	–	0.02
Non-GAAP diluted earnings per share	$2.18	$2.58	$2.33	$1.85	$1.59

Speedway Motorsports, Inc. Annual Report on Form 10-K
30

(1)	In August 2005, the Company and ISC formed an equally-owned joint venture, operating independently as Motorsports Authentics, to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. In September 2005, MA acquired certain assets and operations of Team Caliber, and in December 2005, Action was purchased for approximately $245 million in cash plus transaction costs. The purchase price was funded with available cash and cash equivalents. The Company uses the equity method of accounting for its 50% ownership in MA.

The fiscal 2007 operating results of MA include sizable impairment charges for inventory, tooling, goodwill and other intangible assets. These charges were due primarily to several NASCAR driver, team and sponsor changes, including Dale Earnhardt, Jr., a material MA licensor, renaming of the NASCAR NEXTEL Cup and Busch Series in 2008, NASCAR’s introduction of a new car design (the “Car of Tomorrow”), car manufacturer changes, other excess merchandise inventory and tooling no longer used for a secondary product line. The Company’s 50% share of these MA charges approximated $12.9 million for reduction of inventory and tooling to estimated net recoverable value and $34.8 million for reduction of MA’s business net assets to estimated fair value. MA’s fiscal 2007 results also reflect a loss from the sale of certain discontinued operations and certain nonrecurring adjustments. See Notes 1 and 2 to the Consolidated Financial Statements.

(2)	AMS insurance recovery gain represents a 2005 gain related to resolution of insurance recoveries and damaged property and equipment claims associated with a tornado that struck AMS in July 2005. Settlement of insurance claims was substantially completed in the fourth quarter 2005, and a gain from insurance recoveries upon final resolution of insurance claims was recognized net of a loss on damaged property and equipment. The 2005 gain of $8.8 million, before income taxes of $3.4 million, increased basic and diluted earnings per share by $0.12. See Note 2 to the Consolidated Financial Statements.

(3)	Ferko litigation settlement represents a 2004 charge to earnings for litigation and related settlement expenses associated with a settlement agreement between SMI, NASCAR and ISC to resolve a lawsuit filed by Francis Ferko, as a shareholder of SMI, against NASCAR and ISC. SMI was named as a necessary party to the lawsuit as it was brought on SMI’s behalf by a shareholder. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on SMI’s behalf. The 2004 charge of $11.8 million, before income taxes of $4.5 million, reduced basic and diluted earnings per share by $0.16.

(4)

Loss on early debt redemption and refinancing for 2003 represents a charge associated with replacement of the Company’s former bank revolving facility that was maturing in May 2005 (the “Former Credit Facility”) and issuance of $230 million in aggregate principal amount 6 3/4% Senior Subordinated Notes due 2013 (the “Senior Subordinated Notes”) in May 2003, and concurrent early redemption of $250 million in aggregate principal amount 8 1/2% Senior Subordinated Notes due 2007 (the “Former Senior Subordinated Notes”) in June 2003 at 104.25% of par value. The 2003 charge consisted of net redemption premium, associated unamortized net deferred loan costs, unamortized original issuance premium, recognition of a previously deferred gain from a cash flow hedge interest rate swap termination payment and transaction costs, all associated with the former debt arrangements.

(5)	FTC refund claims settlement represents a 2003 charge to earnings for refund claims paid under a litigation settlement reached between the Federal Trade Commission (“FTC”) and SMI and Oil-Chem and associated costs of refund processing.

(6)	Interim interest expense on debt redeemed, net represents interest expense incurred on the Former Senior Subordinated Notes (defined above) between May 16, 2003, issuance date of the Senior Subordinated Notes, and June 15, 2003, redemption date of the Former Senior Subordinated Notes, net of interest income earned on associated invested proceeds during this period. The new notes were issued before redemption of the former notes because of a favorable interest rate environment and required notice of redemption to Former Senior Subordinated Note holders by the Company.

Speedway Motorsports, Inc. Annual Report on Form 10-K
31

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s results of operations and financial condition as of December 31, 2007 should be read in conjunction with our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report. Also, additional information on the Company’s revenues and operations can found above in “Business – General Overview and Operating Strategy”.

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

Significant growth in our revenues will depend, in part, on consistent investment in facilities. As further described in “Capital Expenditures” below, the Company has several capital projects underway at each of its speedways.

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

Racing Events – The Company derives a substantial portion of its total revenues from admissions, event related and NASCAR broadcasting revenue. In 2007, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 Sprint Cup and eight Nationwide Series racing events. The Company also held seven NASCAR Craftsman Truck Series

Speedway Motorsports, Inc. Annual Report on Form 10-K
32

racing events, two IRL racing events, four major NHRA racing events, and two WOO racing events. In 2006, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 Sprint Cup and eight Nationwide Series racing events, seven NASCAR Craftsman Truck Series racing events, two IRL racing events, two International Race of Champions (“IROC”) racing events, four major NHRA racing events, and three WOO racing events. In 2005, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 Sprint Cup and eight Nationwide Series racing events, seven NASCAR Craftsman Truck Series racing events, two IRL racing events, two IROC racing events, four major NHRA racing events, one Champ Car World Series (“CCWS”) (formerly known as CART) racing event, and two WOO racing events.

In 2008, the Company plans to hold 22 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and nine Nationwide Series racing events. The Company also plans to hold eight NASCAR Craftsman Truck Series racing events, two IRL racing events, five major NHRA racing events, and two WOO racing events. The 22 major NASCAR sanctioned races scheduled in 2008 include the two Sprint Cup and one Nationwide Series races at NHMS purchased in January 2008. Set forth below is certain comparative summary information with respect to the Company’s major NASCAR-sanctioned racing events scheduled in 2008 and events held in 2007, 2006, and 2005:

	Number of major NASCAR-sanctioned events
	2008	2007	2006	2005
1st Quarter	6	6	6	4
2nd Quarter	8	6	6	8
3rd Quarter	3	2	2	2
4th Quarter	5	5	5	5
Total	22	19	19	19

The more significant racing schedule changes that have occurred during the last three years include the following:

•

TMS cancelled pole position qualifying for one NASCAR Sprint Cup Series racing event due to poor weather and an IROC racing event due to IROC Series delays in 2007. Comparable events were held in 2005 and 2006.

•	LVMS hosted a CCWS event in 2005 that was not held in 2006 or 2007.

The table below shows the relationship of our income and expenses relative to total revenue for the three years ended December 31, 2007:

	Percentage of Total Revenue
Year Ended December 31:	2007	2006	2005
Revenues:
Admissions	32.0%	30.9%	32.6%
Event related revenue	35.1	32.3	30.9
NASCAR broadcasting revenue	25.4	28.7	25.9
Other operating revenue	7.5	8.1	10.6
Total revenues	100.0	100.0	100.0

Expenses and other:
Direct expense of events	17.9	16.9	17.8
NASCAR purse and sanction fees	17.9	18.7	17.7
Other direct operating expense	9.7	8.4	9.6
General and administrative	14.4	13.8	13.5
Depreciation and amortization	7.9	7.2	6.9
Interest expense, net	3.7	3.7	4.0
Loss on equity investees	10.2	0.6	0.1
Other (income) expense, net	1.0	–	(2.0)
Total expenses and other	82.7	69.3	67.6
Income before income taxes	17.3	30.7	32.4
Income tax provision	(10.5)	(11.1)	(12.5)
Net Income	6.8%	19.6%	19.9%

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General factors and current operating trends

•	Eight-year NASCAR broadcast rights agreement

•	Purchase of New Hampshire Speedway and amendment of bank credit facility

•	Motorsports Authentics merchandising joint venture

•	Non-event and event souvenir and other merchandising revenues

•	Oil and gas activities and plans to discontinue operations

•	Lowe’s Motor Speedway renovation and new dragway construction

Speedway Motorsports, Inc. Annual Report on Form 10-K
33

•	2008 earnings guidance

•	Insurance coverage

Items discussed elsewhere in indicated sections of this report:

•	Repurchases of common stock (discussed below in “Liquidity and Capital Resources, Future Liquidity – Stock Repurchase Program”)

•	Annual cash dividend of $0.335 per share of common stock declared and paid in 2007 (discussed below in “Liquidity and Capital Resources – Dividends”)

General Factors and Current Operating Trends – The Company’s results for the 2007 race season reflect ongoing increases in sponsorship, luxury suite rentals, advertising, and other corporate revenues, as well as camping and driving school event related revenues. All of the Company’s 2008, and several of its 2009, NASCAR Sprint Cup and Nationwide Series event sponsorships are already sold, and pre-sales for other corporate event related revenues are showing similar trends. Almost 4.0 million fans attended the Company’s events in 2007, demonstrating that demand and appeal for motorsports entertainment in our markets has remained strong even in challenging circumstances. For the Company’s upcoming 2008 events, tickets are essentially sold-out for BMS’s and LVMS’s March Sprint Cup events. Ticket sales at NHMS are above, and at AMS, IR, LMS and TMS are slightly below or below, ticket sales at this same time last year. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

Rising fuel prices, volatile interest rates, and difficult consumer credit and housing markets, among other geopolitical and economic factors, may continue to dampen consumer spending. Natural disasters such as Hurricanes Katrina and Rita could cause further increases in fuel prices and significant adverse economic effects. The national incidents of September 11, 2001, along with the Iraq war and terrorism alerts, continue to affect public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Economic conditions could be severely affected by future actual or threatened events of a similar nature or other national, regional or local incidents, which could materially adversely affect the Company’s future operating results. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions surrounding racing events can have a negative effect on successive events in future periods because consumer demand can be affected by the success of past events. These factors affect consumer and corporate spending sentiment. The Company believes that reduced consumer spending impacted admissions and the demand for souvenir, apparel and other merchandise, with related effects on event related and other operating revenues. While management believes the Company’s strong operating cash flow will continue, economic conditions, rising fuel prices, competitiveness of racing, popularity of drivers and teams for NASCAR’s Sprint Cup Series, and the success of NASCAR’s “Car of Tomorrow” can affect ticket, corporate marketing, sponsorships and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, similar to past years, management again decided not to increase many ticket and concession prices in 2008 to help foster fan support and mitigate any near-term demand weakness.

NASCAR Broadcasting Rights Agreement – Broadcasting revenues continue to be a significant long-term revenue source for the Company’s core business. A substantial portion of the Company’s profit growth in recent years, notwithstanding 2007, has resulted from a significant increase in television revenues received from NASCAR contracts with various television networks. NASCAR ratings can impact attendance at Company events and sponsorship opportunities. The former six-year NASCAR domestic television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX expired after 2006. NASCAR has announced new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR Sprint Cup, Nationwide and Craftsman Truck Series events for 2007 through 2014. NASCAR also announced these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. The announced 2007 total NASCAR broadcasting rights fees for the entire industry approximated $505 million and, although initially lower than the 2006 rights fees of approximately $574 million, this eight-year arrangement provides us with increases in annual contracted revenues through 2014 averaging 3% per year. The Company’s 2007 NASCAR broadcasting revenues were $143 million, reflecting a decrease of approximately $20 million or 12% from 2006. These lower 2007 revenues were partially offset by a decrease in associated contracted NASCAR purse and sanction fees of approximately $5 million or 5%. The Company’s total contracted 2008 NASCAR broadcasting revenues, based on the current race schedule including NHMS, are approximately $168 million. Management believes this long-term contracted revenue source helps solidify the Company’s financial strength, stabilize earnings and cash flows, and bodes well for the future of SMI and the motorsports industry.

Management also believes these new contracts have long-term strategic benefits. For instance, over the past several

Speedway Motorsports, Inc. Annual Report on Form 10-K
34

years, major sports programming has begun to shift between network and cable. Cable broadcasters can support a higher investment through subscriber fees not available to networks, which is resulting in increased rights fees for these sports properties. However, cable reaches fewer households than network broadcasts. NASCAR’s decision to retain approximately two-thirds of its event schedule on network television is believed to be important to the sport’s future growth, and should continue to drive increased fan and media awareness for all three NASCAR racing series, which should help increase long-term attendance and corporate marketing appeal. Management believes ESPN’s involvement should result in the Nationwide Series benefiting from the improved continuity of its season-long presence on ESPN, and motorsports in general should benefit from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to that ESPN provides with the other major sports.

Future changes in race schedules would impact broadcasting revenues. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR may continue. The Company’s share of the television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis.

Purchase of New Hampshire Speedway and Amendment of Bank Credit Facility – On January 11, 2008, the Company purchased 100% of the outstanding stock of New Hampshire Speedway, Inc., d/b/a New Hampshire International Speedway, for $340.0 million in cash. The New Hampshire International Speedway is being renamed New Hampshire Motor Speedway. NHMS owns and operates a multi-use complex located in Loudon, New Hampshire, featuring a 1.058-mile oval superspeedway and a 1.6-mile road course on approximately 1,175 acres. NHMS currently has approximately 96,000 premium permanent seats and 38 luxury suites. NHMS has sanction agreements to host two NASCAR Sprint Cup and one NASCAR Nationwide Series race in 2008, among other events and track rentals. The purchase of NHMS expands the Company’s motorsports business into one of the largest media markets in North America. Management believes its facilities and racing events provide the Company with opportunities for increasing revenues and profitability. The purchase price was funded with available cash and $300.0 million in borrowings under the amended Credit Facility as further described below. Management anticipates that increased debt interest payments and working capital requirements, if any, for NHMS will be largely funded by advance ticket and other event related revenues associated with upcoming NASCAR and other racing events at NHMS. The acquisition will be accounted for using the purchase method, and the results of operations after acquisition will be included in the Company’s consolidated statements of income. In 2008 and future years, the Company plans to make various improvements at NHMS, including possible expansion of concessions, camping, restrooms and other fan amenities. These improvements may involve material capital expenditures over several years in amounts that have not yet been determined.

On January 10, 2008, the Company amended its Credit Facility to increase the amount available for borrowing under revolving loans from $400.0 million to $500.0 million, and to specifically exclude the NHMS purchase from the provision that aggregate cash consideration for the Company’s motorsports industry related transactions in any fiscal year could not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end. See Note 6 to the Consolidated Financial Statements for additional information on the Company’s Credit Facility.

Motorsports Authentics Joint Venture – The Company and ISC equally own a joint venture formed in August 2005 that operates independently under the name Motorsports Authentics to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA has license agreements with many of the top NASCAR, IRL, and NHRA teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia.

As further described in Note 2 to the Consolidated Financial Statements, the Company uses the equity method of accounting for its 50% ownership in MA. The fiscal 2007 operating results of MA include sizable impairment charges for inventory, tooling, goodwill and other intangible assets. These charges were due primarily to several NASCAR driver, team and sponsor changes, including Dale Earnhardt, Jr., a material MA licensor, renaming of the NASCAR NEXTEL Cup and Busch Series in 2008, NASCAR’s introduction of the “Car of Tomorrow”, car manufacturer changes, other excess merchandise inventory and tooling no longer used for a secondary product line. The Company’s 50% share of these MA charges approximated $12.9 million for reduction of inventory and tooling to estimated net recoverable value and $34.8 million for reduction of MA’s business net assets to estimated fair value. The impact of MA’s results on the Company’s 2007 net income and diluted earnings per share is presented above in “Item 6. Selected Financial Data, Motorsports Authentics Joint Venture Equity Investment and

Speedway Motorsports, Inc. Annual Report on Form 10-K
35

Non-GAAP Financial Information Reconciliation”. MA management recorded the goodwill and other intangible impairment charge based on SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”.

MA continues to have a material amount of inventory, goodwill and other intangible assets and the Company’s share of future associated profits or losses may or may not be significant. Future profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow”, competition for MA products, and the success of MA management in achieving sustained profitability. The Company may increase its investment in MA, including additional equity contributions or loans. MA’s ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. The Company’s current and future carrying value of this equity investment could become impaired for changes in profitability, operating cash flows, market and economic conditions, and other factors that could adversely impact recovery. Should future MA inventory or long-lived assets become impaired resulting in a material impairment charge, the Company would be required to record its 50% share which could have a material adverse impact on the Company’s future financial condition or results of operations. Also, should the fair value of the Company’s equity investment in MA decline below its carrying value, and such decline was other than temporary, the Company would be required to record an impairment charge to reduce the carrying value to fair value, which could have a material adverse impact on its future financial condition or results of operations. See “Critical Accounting Policies and Accounting Estimates – Recoverability of Property and Equipment, Goodwill and Other Intangible Assets, and Equity Investments in Associated Entities” below for additional information on accounting estimates and policies pertaining to the Company’s MA equity investment.

Non-Event and Event Souvenir and Other Merchandising Revenues – Management is developing new merchandising opportunities, including expanded product offerings through electronic media promotional programming, and marketing of motorsports and non-motorsports related souvenir merchandise at our speedways, third party speedways and other venues, and with corporate customers. The Company’s merchandising event related and other operating revenues may increase or decrease depending on, among other factors, the success of such efforts. Future profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports and popularity of its licensed drivers and teams, particularly NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow”, and competition for the Company’s non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside management’s control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While our revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations. See Notes 2 and 3 to the Consolidated Financial Statements for additional information on provisions reflected for receivable and inventory realization assessments.

Oil and Gas Activities and Plans to Discontinue Operations – The Company has engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products and associated commodity transactions. The Company has conducted these business activities primarily in Russia, Central America, North America, South America, Kuwait, Africa, and the United Kingdom. Oasis Trading Group LLC (Oasis), a United States company, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company enters into futures contracts associated with petroleum products, utilizes letters of credit for the purchase and sale of bulk petroleum products, and guarantees obligations of certain third parties to facilitate the purchase of bulk petroleum products in exchange for part of the anticipated profits that may be derived by those third parties on such transactions. The Company also had profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, bulk petroleum, oil and gas activities, futures contracts, and letters of credit hereafter are collectively associated with or referred to as “oil and gas activities”, “oil and gas business”, “oil and gas transactions” or “bulk petroleum transactions”.

In May 2006, the Company formed Speedway Motorsports International Limited (BVI) (“SMIL”), a wholly-owned sub-

Speedway Motorsports, Inc. Annual Report on Form 10-K
36

sidiary of Oil-Chem, to conduct oil and gas exploration and production activities, and possibly expand into Asia, the Middle East and other foreign regions. The Company’s Credit Facility contains a separate sub-limit for letters of credit up to $75.0 million for use in oil and gas activities and other business transactions, permits the Company to invest in Oil-Chem and its direct or indirect subsidiaries for oil and gas activities up to specified amounts, and allows for contracts and certain contract assignments associated with the Company’s oil and gas activities to specified foreign parties. In 2006, SMIL purchased interests in two foreign entities owning certain oil and gas mineral rights in Russia, for cash consideration aggregating $4.0 million to purchase the company OOO Visheraneft and $2.6 million for a majority interest in OOO Vorga. As of December 31, 2007, amounts invested and capitalized in these entities aggregate $15.2 million (approximately $6.5 million for Visheraneft and $8.7 million for Vorga), consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method. Capitalized expenditures for oil and gas exploration and production activities, including acquisition related costs, amounted to $5.7 million in 2007. See Note 10 to the Consolidated Financial Statements with respect to legal actions affecting or involving Visheraneft, one of the entities owning certain mineral rights the Company purchased. While management believes the outcome of legal actions affecting Visheraneft should be resolved in the Company’s favor, an unfavorable outcome of these proceedings could have a material adverse impact on its future financial position, results of operations or cash flows.

Gross revenues and product and associated operating costs from oil and gas transactions are included in other operating revenue and other direct operating expense, respectively. Operating profits or losses associated with energy supply contracts are reported on a net basis in other operating revenue. There were no oil and gas transactions reported on a gross basis in 2007 or 2006. For oil and gas transactions reported on a gross basis during 2005, revenues totaled approximately $14.1 million. There were no energy supply contract related oil and gas transactions reported on a net basis in 2007. For oil and gas transactions reported on a net basis, associated billings totaled approximately $150.0 million in 2006 and $74.7 million in 2005, and associated profits, excluding recovery allowances, amounted to $3.0 million in 2006 and $2.2 million in 2005. There were no significant revenues from Russian oil and gas exploration and production activities in 2007 or 2006, and associated operating costs were not significant. The Company was not involved in any energy supply contracts as of December 31, 2007.

Notwithstanding these oil and gas activities, the Company’s core business has been and remains motorsports. Management recognizes that this oil and gas business has financial and operational risks different from those of our core operations. Many are risks ordinarily experienced by any new business, risks ordinarily associated with conducting business in foreign countries, as well as risks generally associated with petroleum products, commodities, oil and gas activities, hedging and similar transactions of this nature. However, the Company’s oil and gas activities involve concentrations of credit and other risks different from motorsports operations as of December 31, 2007. These credit and other risks are further described above in Part I – Item 1A “Risk Factors – Our oil and gas business incurs financial and operational risks different from those of our other operations”, and below in “Critical Accounting Policies and Accounting Estimates – Recoverability of Property and Equipment, Goodwill and Other Intangible Assets, and Equity Investments in Associated Entities”.

As further described in Note 2 to the Consolidated Financial Statements, the Company has credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions. As of December 31, 2007, approximately $2.9 million of net accounts receivable are due from a relatively small number of petroleum industry customers and merchants in Russia and Central America. Also, from time to time, bulk petroleum inventory products may be located in and managed by a relatively small number of vendors in Central America or Russia. As of December 31, 2007, the Company had $690,000 in outstanding standby letters of credit associated with oil and gas activities and no bulk petroleum product inventory.

As of December 31, 2007, uncertainty exists as to the recovery of $12.0 million drawn by a bank under a Company guarantee for obligations owed by certain third parties for petroleum product purchases utilizing their bank line of credit. The bank claimed and took possession of funds for payment under the guarantee for non-payment by the third parties, notwithstanding the Company’s belief that payment was not required nor rightfully drawn upon by the bank. The Company believes it has lawful recourse against the third parties and the bank, and is seeking recovery of the funds. However, uncertainty exists as to ultimate recovery of the amount due, which is reflected in accounts receivable, and has been fully reserved as of December 31, 2007. A recovery allowance of $12.0 million is reflected in other direct operating expense in 2007. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change.

Speedway Motorsports, Inc. Annual Report on Form 10-K
37

At December 31, 2007, uncertainty exists as to the full realization of receivables due from two foreign entities and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from two foreign entities because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in foreign countries. Management is currently pursuing available recovery alternatives. Under its profit and loss sharing arrangement, the Company has recorded receivables from Oasis, a significant portion of which pertains to that entity’s reimbursable share of loss associated with the recoverability assessment of amounts due from these two foreign entities. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities; therefore, uncertainty exists regarding recoverability. As of December 31, 2007, the Company has recorded allowances for these possibly uncollectible amounts of approximately $23.1 million based on estimated ultimate realization after possible recovery, settlement and other costs and insurance.

As of December 31, 2007, the Company has recorded allowances for possible uncollectible amounts aggregating approximately $35.1 million. This amount includes recovery allowances of approximately $18.8 million recorded in 2007, which are reflected in other direct operating expense. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

As further described in Note 15 to the Consolidated Financial Statements, in March 2008, because of the ongoing challenges with oil and gas activities, the Company is contemplating discontinuing those operations during 2008, although no final decision has been made. At this time, the Company no longer plans to expand or increase its investment in connection with the two foreign entities or make other foreign investments except as described herein. The Company may decide or be required to spend certain additional amounts or take legal actions to protect or preserve its interests in oil and gas mineral rights and maintain or maximize the potential recovery value of proven and unproven reserves, and to protect other aspects of the Company’s oil and gas investments. This may include entering into other contracts or joint venture arrangements depending on perceived opportunities for maintaining or maximizing potential recovery value. Such additional expenditures, although presently undeterminable, could become material depending on the facts, circum-

stances and ultimate outcome of any attempted recovery or resolution. Those costs, if significant and ultimately not recovered, could have a material adverse effect on the Company’s future financial position, results of operations or cash flows. Although discontinuation plans are being formulated, many or most of the following and other risk factor discussions remain relevant to the Company’s oil and gas business activities.

Oil and gas transactions may continue to occur in the near future, and they may or may not be significant. While revenues could become significant, resulting profit margins could be affected by market and other factors such as transaction, unrecoverable and other operating costs, and could be less than those on existing operations. Realization of receivables, inventories and investments, including property and equipment, and the ability to invest and compete successfully and profitably, are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness; current and future market demand; customary risks associated with oil and gas exploration and production and other business activities; regional and global market and economic conditions; elevated terrorism alerts, terrorist attacks or military actions including geopolitical situations in and surrounding specific countries or regions; government actions that restrict transactions, access to or transfers of assets or funds; other factors outside of management’s control when conducting operations in Russia and other foreign countries; global petroleum product supply and demand; regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs; and other factors. Default on payment by one or more customers, or should inventory not be realized or recovered, could have a material adverse impact on the Company’s operating results. The Company’s oil and gas activities include exploration and production arrangements that may be unsuccessful for many reasons including weather, cost overruns, dry wells, equipment shortages and mechanical difficulties. Proven or unproven reserves may be less than originally expected or found not cost beneficial to extract. Successful drilling of a well does not ensure ultimate realization of sufficient profits or return on investments because of a variety of factors, including geological, market, geopolitical and other unforeseen factors. Additionally, unsuccessful wells can result in costs with no direct associated revenue streams. The carrying value of current and future investments could become impaired from insufficient sustained profitability and operating cash flows resulting from the aforementioned and other factors. Such factors, if significantly negative or unfavorable, could result in an impairment charge that has a material adverse impact on the Company’s future financial condition or results of operations.

Speedway Motorsports, Inc. Annual Report on Form 10-K
38

See Note 2 to the Consolidated Financial Statements – “Oil and Gas Activities” for additional information on the Company’s accounting policies, operations and other information associated with oil and gas activities.

Lowe’s Motor Speedway Renovation and Construction of New Dragway – The Company’s Report on Form 10-Q for the third quarter 2007 disclosed that management was contemplating relocation or renovation of Lowe’s Motor Speedway, including construction of a modern dragstrip. After evaluation of various proposed initiatives to develop a new motorsports facility, the Company decided to renovate Lowe’s Motor Speedway, including construction of a modern dragstrip, rather than relocate the speedway facilities. Renovation of LMS will likely involve material capital expenditures over several years in amounts that have not yet been determined.

2008 Earnings Guidance – In connection with the Company’s fourth quarter and full year 2007 earnings release, management provided full year 2008 guidance of $2.40-$2.50 per diluted share, assuming current industry and economic trends continue, and excluding the Company’s 50% share of Motorsports Authentics joint venture operating results, non-core businesses, capital expenditures exceeding current plans, the impact of further increases in fuel prices, interest rates, geopolitical conflicts, poor weather surrounding events and other unforeseen factors.

Insurance Coverage – Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted from the national incidents on September 11, 2001, natural disasters and incidents such as the pedestrian bridge collapse at LMS in 2000. The Company has a material investment in property and equipment at each of its seven speedway facilities that are generally located near highly populated cities and hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs, and further increases are possible. While management believes it has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, management cannot guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company’s speedway facilities could have a material adverse effect on its future financial position, results of operations or cash flows if asset damage and/or its liability were to exceed insurance coverage limits. The occurrence of additional incidents, and particularly incidents at sporting events, entertainment or other public venues, may significantly impair the Company’s ability to obtain such insurance coverage in the future. Management cannot assure you that future increases in such insurance costs and difficulties obtaining high policy limits will not adversely impact the Company’s profitability, thereby possibly impacting its operating results and growth.

The Company uses a combination of insurance and self-insurance to manage various risks associated with its speedway and other properties, and motorsports events and other business risks. Motorsports can be dangerous to participants and to spectators. The Company maintains insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect from material financial loss due to liability for personal injuries sustained by persons on our premises in the ordinary course of business. Nevertheless, there can be no assurance that such insurance will be adequate at all times and in all circumstances. The Company may increase the marketing of certain products using self-insured promotional warranty programs which could subject it to increased risk of loss should the number and amount of claims significantly increase. Also, as described in “Oil and Gas Activities” above, the Company has conducted oil and gas transactions for which customary insurance was obtained with experienced carriers. While management believes it has reasonable limits of property, casualty, and liability insurance in force, including coverage for environmental pollution and loss of or damaged cargo, management cannot guarantee that such coverage would be adequate should a significant incident occur. The occurrence of such an incident could have a material adverse effect on the Company’s future financial position, results of operations or cash flows if damages, losses and/or its liability were to exceed insurance coverage limits. The Company has increased and may further increase its self-insurance limits which could subject the Company to increased risk of loss should the number of incidents, damages, casualties or other claims below such self-insured limits increase. While management believes it has reasonable self-insurance limits in place, management cannot guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on the Company’s future financial position, results of operations or cash flows. See Item 1A “Risk Factors” for additional information on the Company’s liability insurance program and self-insured retention.

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Total Revenues for 2007 decreased by $5.7 million, or 1%, from such revenues for 2006 due to the factors discussed below.

Admissions for 2007 increased by $4.6 million, or 3%, over such revenue for 2006. Essentially all of this increase is due

Speedway Motorsports, Inc. Annual Report on Form 10-K
39

to higher overall attendance at NASCAR-sanctioned racing events. The increase reflects the continued growth in admissions at NASCAR-sanctioned racing events held at BMS, IR, LMS and LVMS in 2007. The overall increase was partially offset by the cancellation of TMS’s NASCAR Sprint Cup Series qualifying and IROC racing event in the second quarter 2007. Comparable racing events were held at TMS in 2006.

Although largely similar to last year, management believes admission revenues at NASCAR-sanctioned racing events held in the current period were negatively impacted by declines in consumer spending from high fuel prices, volatile interest rates and difficult consumer credit and housing markets.

Event Related Revenue for 2007 increased by $13.9 million, or 8%, over such revenue for 2006. Approximately 76% of this increase is due to higher sponsorship, display advertising, camping, track rentals, radio broadcasting, luxury suite rentals, and other event related revenues associated with NASCAR-sanctioned racing events as compared to last year. The increase also reflects event related revenues associated with the opening of LVMS’s new infield media center, garage and fan-zone entertainment facilities in 2007. In addition, souvenir merchandising revenues and commissions from food and beverage sales were higher in 2007, partially reflecting the negative impact of poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in 2006. The overall increase was partially offset by revenues of the JRG driving school which was sold in December 2006, and by the cancellation of TMS’s NASCAR Sprint Cup Series qualifying and IROC racing event in the current period as discussed earlier.

Although increased over last year, management believes concessions, souvenir merchandising and certain other event related revenues in the current period were negatively impacted by declines in consumer spending from high fuel prices, volatile interest rates and difficult consumer credit and housing markets, and record high temperatures during NASCAR-sanctioned racing events held at BMS in August 2007.

NASCAR Broadcasting Revenue for 2007 decreased by $20.2 million, or 12%, from such revenue for 2006. This decrease was expected and is due to lower annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in 2007.

Other Operating Revenue for 2007 decreased by $4.0 million, or 9%, from such revenue for 2006. This decrease is due primarily to lower oil and gas related revenues as further described in Note 2 to the Consolidated Financial Statements.

The decrease is also due, to a lesser extent, to approximately 21% lower SMIP non-event merchandising revenues in 2007. The overall decrease was partially offset by approximately 7% higher Oil-Chem, Legends Car and TSI non-event merchandising revenues in 2007.

Direct Expense of Events for 2007 increased by $4.4 million, or 5%, over such expense for 2006. This increase is due to higher operating costs associated with the growth in event related revenues, including costs associated with the opening of LVMS’s new infield media center, garage and fan-zone entertainment facilities, and with certain higher event souvenir merchandising revenues, in 2007. The increase also reflects higher insurance costs as compared to 2006. The overall increase was partially offset by the sale of the JRG driving school in December 2006 and, to a lesser extent, cancellation of TMS’s NASCAR Sprint Cup Series qualifying and IROC racing event as described earlier.

NASCAR Purse and Sanction Fees for 2007 decreased by $5.2 million, or 5%, from such expense for 2006. This decrease was expected and is due to lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in 2007.

Other Direct Operating Expense for 2007 increased by $6.5 million or 14%, over such expense for 2006. Approximately 57% of this increase is due to higher recovery allowances for certain oil and gas transactions, including a disputed guarantee, in 2007 as further described in Note 2 to the Consolidated Financial Statements. The increase was also due to increased operating costs associated with higher Oil-Chem, TSI and other non-event merchandising revenues in 2007.

General and Administrative Expense for 2007 increased by $2.9 million, or 4%, from such expense for 2006. Approximately 29% of this increase is due to stock compensation expense reflected under SFAS No. 123R “Share-Based Payment” as further discussed in Note 11 to the Consolidated Financial Statements. The remaining increase is due primarily to higher compensation and other operating costs associated with growth and expansion at the Company’s speedways and operations. The overall increase was partially offset by a decrease in non-event insurance costs and a combination of individually insignificant items.

Depreciation and Amortization Expense for 2007 increased by $3.8 million, or 9%, over such expense for 2006. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities, including the opening of LVMS’s new infield media center, garage and fan-zone entertainment facilities in the first quarter 2007.

Speedway Motorsports, Inc. Annual Report on Form 10-K
40

Interest Expense, Net for 2007 was $21.0 million compared to $20.8 million for 2006. The change reflects higher interest expense associated with a cash flow hedge swap agreement, offset by higher investment interest rates and invested cash balances, in 2007. See Note 6 to the Consolidated Financial Statements for additional information.

Losses on Equity Investees for 2007 of $57.4 million, compared to $3.3 million for 2006, represents the Company’s 50% share of joint venture equity investee operating results. As further discussed in Note 2 to the Consolidated Financial Statements, the fiscal 2007 operating results for Motorsports Authentics include sizable impairment charges for inventory, tooling, goodwill and other intangible assets. These charges were due primarily to several NASCAR driver, team and sponsor changes, including Dale Earnhardt, Jr., a material MA licensor, renaming of the NASCAR NEXTEL Cup and Busch Series in 2008, NASCAR’s introduction of the “Car of Tomorrow”, car manufacturer changes, other excess merchandise inventory and tooling no longer used for a secondary product line. The Company’s 50% share of these MA charges approximated $12.9 million for reduction of inventory and tooling to estimated net recoverable value and $34.8 million for reduction of MA’s business net assets to estimated fair value. MA’s fiscal 2007 results also reflect a loss from the sale of certain discontinued operations and certain nonrecurring adjustments.

Other Expense (Income), Net. Other expense, net for 2007 was $5.2 million compared to other income, net of $185,000 for 2006. The change reflects impairment losses related to certain LVMS, IR, and Oil-Chem property and equipment, which are partially offset by gains recognized on the sales of certain LMS land and NCS net business assets in 2007. The change also reflects a gain recognized on the sale of one TMS condominium in 2006. No condominiums were sold in 2007. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for 2007 was 60.4% and for 2006 was 36.2%. As further discussed in Note 8 to the Consolidated Financial Statements, the 2007 tax rate reflects a valuation allowance against deferred tax assets associated with equity investee losses because management is unable to determine that ultimate realization is more likely than not. Also, the 2006 tax rate reflects decreased effective state income tax rates resulting from the State of Texas replacing its then current franchise tax with a defined margin tax which is being accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes” in the period of enactment (second quarter 2006). The overall increased tax rate was partially offset by the 2007 benefit of higher tax-free investment earnings compared to the same period last year.

Net Income for 2007 decreased by $72.8 million, or 65%, from such income for 2006. This change is due to the factors discussed above.

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Total Revenues for 2006 increased by $23.3 million, or 4%, over such revenues for 2005 due to the factors discussed below.

Admissions for 2006 decreased by $2.1 million, or 1%, from such revenue for 2005. Essentially all of this decrease is due to lower overall attendance at NASCAR-sanctioned racing events. The decrease reflects lower attendance at NASCAR-sanctioned racing events held at LMS and TMS in 2006, which management believes were negatively impacted by rising fuel prices and interest rates and declines in consumer spending. The overall decrease was partially offset by continued growth in admissions at NASCAR-sanctioned racing events held at LVMS and, to a lesser degree, at AMS (October) and BMS (August) in 2006.

Also, admissions revenue was negatively impacted by poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the first quarter 2006.

Event Related Revenue for 2006 increased by $15.0 million, or 9%, over such revenue for 2005. Approximately 70% of this increase is due to higher sponsorship, display advertising, luxury suite rentals, camping and other event related revenues associated with NASCAR-sanctioned racing events held in 2006 compared to 2005. Also, revenues of JRG driving school acquired in July 2006, ancillary broadcasting rights and track rentals increased approximately 23% over 2005. The overall increase was partially offset by lower commissions from food and beverage sales and souvenir sales that were negatively impacted by poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the first quarter 2006.

NASCAR Broadcasting Revenue for 2006 increased by $21.8 million, or 15%, over such revenue for 2005. This increase is due to increases in annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in 2006.

Other Operating Revenue for 2006 decreased by $11.4 million, or 20%, from such revenue for 2005. This decrease is primarily due to approximately 65% lower oil and gas related revenues as further described in Note 2 to the Consolidated Financial Statements, and approximately 25% lower TSI non-event merchandising revenues in 2006. The overall decrease was partially offset by higher Speedway Club and Legends Car revenues in 2006.

Speedway Motorsports, Inc. Annual Report on Form 10-K
41

Direct Expense of Events for 2006 decreased by $1.1 million, or 1%, from such expense for 2005. Essentially all of this decrease is due to lower insurance costs, and lower souvenir sales resulting from the negative impact of poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in the first quarter 2006. The overall decrease was partially offset by higher operating costs associated with the growth in event related revenues, and to operating costs associated with 2006 revenues of JRG acquired in July 2005.

NASCAR Purse and Sanction Fees for 2006 increased by $9.5 million, or 10%, over such expense for 2005. This increase is due to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in 2006.

Other Direct Operating Expense for 2006 decreased by $4.1 million or 8%, from such expense for 2005. This decrease is due primarily to 4% lower oil and gas product and operating expenses, net of recovery allowances for certain oil and gas transactions, as further described in Note 2 to the Consolidated Financial Statements. The decrease is also due to lower TSI and other non-event merchandising revenues, and to lower advertising and other operating costs associated with Oil-Chem, in 2006. The overall decrease was partially offset by increased operating costs associated with higher Speedway Club and Legends Car revenues in 2006.

General and Administrative Expense for 2006 increased by $4.8 million, or 7%, over such expense for 2005. Approximately 80% of this increase is due to higher operating costs associated with growth and expansion at the Company’s speedways and operations, and approximately 20% is due to stock compensation expense reflected under SFAS No. 123R “Share-Based Payment” as further discussed in Note 11 to the Consolidated Financial Statements.

Depreciation and Amortization Expense for 2006 increased by $3.1 million, or 8%, over such expense for 2005. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities, and reflects 2005 cessation of depreciation on property and equipment damaged by the tornado that struck AMS in July 2005, and 2006 depreciation on reconstructed AMS facilities when placed into service.

Interest Expense, Net for 2006 was $20.8 million compared to $21.9 million for 2005. The change reflects interest expense associated with a cash flow hedge swap agreement, higher investment interest rates on invested cash balances and higher capitalized interest in 2006. Those changes were offset by increased average interest rates on borrowings under the bank revolving credit facility, and to a lesser degree, lower interest income earned from lower average invested cash balances, during 2006. See Note 6 to the Consolidated Financial Statements for additional information.

AMS Insurance Recovery Gain of $8.8 million for 2005 represents a pre-tax gain related to the resolution of insurance recoveries and damaged property and equipment claims associated with a tornado that struck AMS in July 2005. Restoration progressed sufficiently to allow AMS to conduct its NASCAR Sprint Cup Series and other races as scheduled in October 2005. Settlement of insurance claims was substantially completed in the fourth quarter 2005, and a gain from insurance recoveries upon final resolution of insurance claims was recognized net of a loss on damaged property and equipment. The fourth quarter 2005 gain of $8.8 million, before income taxes of $3.4 million, increased basic and diluted earnings per share by $0.12. See Note 2 to the Consolidated Financial Statements for additional information.

Losses on Equity Investees of $3.3 million for 2006, compared to $272,000 for 2005, primarily represents the Company’s share of joint venture equity investee operating results (see Note 2 to the Consolidated Financial Statements for additional information).

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

Income Tax Provision. The Company’s effective income tax rates for 2006 and 2005 were 36.2% and 38.5%, respectively. As further discussed in Note 8 to the Consolidated Financial Statements, the 2006 tax rate reflects decreased effective state income tax rates resulting primarily from the State of Texas replacing its then current franchise tax with a defined margin tax which is being accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes” in the period of enactment. Also, the 2006 tax rate reflects the benefit of foreign tax credits and a favorable examination settlement with the IRS.

Net Income for 2006 increased by $3.1 million, or 3%, over such income for 2005. This increase is due to the factors discussed above.

Speedway Motorsports, Inc. Annual Report on Form 10-K
42

SEASONALITY AND QUARTERLY RESULTS

The Company’s business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. One NASCAR Sprint Cup racing event is scheduled at the newly purchased NHMS in the second and third quarters of fiscal 2008, and operating income will likely increase in those quarters and decrease in the first and fourth quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business.

The quarterly information below shows excerpted results from the Company’s Quarterly Reports on Form 10-Q filed in the years ended December 31, 2007 and 2006. See “Results of Operations – Racing Events” above for additional comparative information on the Company’s major NASCAR-sanctioned racing events held in 2007 and 2006, and scheduled to be held in 2008. As further described in Note 2 to the Consolidated Financial Statements – “Oil and Gas Activities”, the operating results for the fourth quarter 2006 and 2007 include recovery allowances reflected for certain oil and gas transactions. Also, as further described in Note 2 to the Consolidated Financial Statements – “Joint Venture Equity Investments”, the third and fourth quarter 2007 operating results for Motorsports Authentics include sizable impairment charges for inventory, tooling, goodwill and other intangible assets. The Company’s 50% share of those pre-tax charges approximated $12.4 million and $35.3 million for the third and fourth quarters 2007.

As further discussed in Note 8 to the Consolidated Financial Statements, the effective income tax rate for 2007 is sub-

stantially higher than 2006 due primarily to reflecting a valuation allowance against deferred tax assets associated with equity investee losses because management is unable to determine that ultimate realization is more likely than not. As disclosed in Note 2 to the Consolidated Financial Statements, the Company restated its December 31, 2006 balance sheet to reflect a change in the classification of a portion of current deferred tax assets, noncurrent deferred income tax liabilities, and current deferred income tax liabilities. The restatement decreased current deferred tax assets $6.1 million, decreased noncurrent deferred income tax liabilities $28.2 million, and increased current deferred income tax liabilities $22.1 million at December 31, 2006. The restatement is reflected in this Form 10-K and the Company’s 2006 Annual Report on Form 10-K has not been amended. As result of the December 31, 2006 restatement, the Company is also disclosing that a similar adjustment to decrease current deferred income tax assets $6.1 million and noncurrent deferred income tax liabilities $6.6 million, and to increase current deferred income tax liabilities $476,000 is required for the Company’s interim March 31, 2007 consolidated balance sheet, as previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and such quarterly report has not been amended. These deferred income tax items were properly classified in the Company’s interim June 30, 2007 and September 30, 2007 consolidated balance sheets and no similar restatements were needed. The restatement had no impact on the Company’s results of operations, cash flows or stockholders’ equity as of and for the year ended December 31, 2006, or as of and for the quarter ended March 31, 2007. Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Individual quarterly amounts also may not be additive due to rounding.

	2007 (unaudited)					2006 (unaudited)
	(dollars in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$152,176	$180,764	$87,616	$141,090	$561,646	$151,121	$183,274	$84,750	$148,220	$567,365
Total expenses and other	100,557	115,774	97,766	150,651	464,748	98,165	112,941	76,762	105,159	393,027
Net income (loss)	$31,865	$40,316	$(13,618)	$(20,169)	$38,394	$32,229	$45,490	$4,702	$28,801	$111,222
Basic earnings (loss) per share	$0.73	$0.92	$(0.31)	$(0.46)	$0.88	$0.74	$1.04	$0.11	$0.66	$2.54
Diluted earnings (loss) per share	$0.72	$0.92	$(0.31)	$(0.46)	$0.87	$0.73	$1.03	$0.11	$0.65	$2.53
Major NASCAR-sanctioned events	6	6	2	5	19	6	6	2	5	19

Speedway Motorsports, Inc. Annual Report on Form 10-K
43

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s finan-cial condition andliquidity in 2007 resulted primarily from:

(1)	net cash provided by operations amounting to $137.8 million;

(2)	repurchases of common stock amounting to $17.7 million;

(3)	payment of an annual cash dividend amounting to $14.6 million:

(4)	cash received on exercise of common stock options amounting to $5.1 million;

(5)	cash received on sales of property and equipment amounting to $5.9 million;
(6)	cash received on repayments of notes and other receivables amounting to $3.3 million;

(7)	cash outlays for accelerated income taxes amounting to $28.2 million; and

(8)	cash outlays for capital expenditures, including oil and gas activities, amounting to $73.1 million.

Cash flows from operations in 2007 compared to 2006 were impacted by (i) larger losses on equity investees in 2007 as further described in Note 2 to the Consolidated Financial Statements, (ii) changes in oil and gas receivables and inventory in 2006 as further described in Note 2 to the Consolidated Financial Statements, and (iii) larger increases in deferred race event income in 2006 due primarily to changes in billing and payment terms on certain advance ticket sales and other event related items.

As further discussed in Notes 2, 6, 8 and 9 to the Consolidated Financial Statements, the Company had the following contractual obligations as of December 31, 2007 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations:(1)
Current liabilities, excluding deferred race event income, accrued income taxes and deferred income taxes	$43,372	$43,372	–	–	–
Long-term debt, bank credit facility and senior subordinated notes	428,460	20	$98,440	–	$330,000
Payable to affiliate	2,594	–	–	–	2,594
Other liabilities	2,878	–	–	$2,878	–
Interest on fixed rate debt obligations(1)	119,728	22,275	44,550	44,550	8,353
Operating leases	3,457	1,064	1,571	822	–
Total Contractual Cash Obligations	$600,489	$66,731	$144,561	$48,250	$340,947

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments:
Letters of credit	$1,862	$1,862	–	–	–
Contingent guarantee obligations	12,500	1,500	$3,000	$3,000	$5,000
Total Other Commercial Commitments	$14,362	$3,362	$3,000	$3,000	$5,000

(1)	Contractual cash obligations above exclude: (a) interest payments under the Company’s floating rate Revolving Facility which had outstanding borrowings aggregating $98.4 million and average interest rates of 6.2% in 2007 (cash paid for interest, net of amounts capitalized, was approximately $27.6 million in 2007); (b) income taxes that may be paid in future years (cash paid for income taxes was approximately $89.4 million in 2007); (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs; (d) income tax liabilities of approximately $10.5 million as of December 31, 2007 for unrecognized tax benefits due to uncertainty in predicting the timing of any such related payments; and (e) capital expenditures that may be made although not under contract as of December 31, 2007 (cash paid for capital expenditures was approximately $73.1 million in 2007).

Speedway Motorsports, Inc. Annual Report on Form 10-K
44

FUTURE LIQUIDITY. At December 31, 2007, the Company’s cash and cash equivalents totaled $156.3 million, short-term investments totaled $12.2 million, outstanding borrowings under the Revolving Facility amounted to $98.4 million, and outstanding letters of credit amounted to $1.9 million, including $690,000 associated with oil and gas activities. At December 31, 2007, before purchase of NHMS as further discussed below, the Company had availability for borrowing up to an additional $299.7 million, including up to an additional $73.1 in letters of credit, under the Credit Facility. At December 31, 2007, net deferred tax liabilities totaled $140.4 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs. Similar to 2007, accelerated income taxes of $28.2 million are expected to be paid during the next twelve months as more fully described in Note 8 to the Consolidated Financial Statements.

The Company anticipates that cash from operations and funds available through the Credit Facility will be sufficient to meet its operating needs at least through 2008, including estimated planned capital expenditures, additional repurchases of common stock, if any, income tax liabilities, payment of future dividends, if any, that may be declared, and any additional investments in or loans to its Motorsports Authentics joint venture. As discussed above, the Company used available cash and borrowings under its amended Credit Facility to fund the purchase price of New Hampshire Motor Speedway in January 2008. Based upon anticipated future growth and financing requirements, the Company may, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase its debt and equity securities, depending on liquidity, prevailing market conditions, and such factors as permissibility under the Credit Facility and Senior Subordinated Notes, and as the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility and the Senior Subordinated Notes agreements do not restrict the ability of the Company’s subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. While management expects to continue to generate positive cash flows from the Company’s existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, additional liquidity and other resources could be needed to fund continued growth, including the continued expansion and improvement of the Company’s speedways, other facilities and ancillary businesses.

Purchase of New Hampshire Motor Speedway and Amendment of Bank Credit Facility in January 2008 – As further discussed above in “Near-term Operating Factors” and in Note 14 to the Consolidated Financial Statements, in January 2008, the Company purchased 100% of the outstanding stock of New Hampshire Speedway, Inc., d/b/a New Hampshire International Speedway, for $340.0 million in cash. In January 2008, the Company amended its Credit Facility to increase the amount available for borrowing under revolving loans from $400.0 million to $500.0 million, and specifically exclude the NHMS purchase from the provision that aggregate cash consideration for the Company’s motorsports industry related transactions in any fiscal year could not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end.

The purchase price was funded with available cash and $300.0 million in borrowings under the amended Credit Facility. After the purchase, the Company had outstanding borrowings of $398.4 million and could borrow up to an additional $99.7 million under the amended Credit Facility as of January 11, 2008. Management anticipates that increased debt interest payments and working capital requirements, if any, for NHMS will be largely funded by advance ticket and other event related revenues associated with upcoming NASCAR and other racing events at NHMS.

Credit Facility – The Company has a long-term, senior revolving credit facility (the “Credit Facility” or the “Revolving Facility”) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility, as amended in January 2008: (i) provides for aggregate borrowings of up to $500.0 million, including separate sub-limits of $10.0 million for borrowings under 15-day swing line loans and $75.0 million for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, increasing up to $150.0 million subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80.0 million; (v) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vi) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the Credit Facility term. Loans under the Revolving Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed.

The Credit Facility contains a number of affirmative and negative financial covenants, including requiring the Company to maintain certain ratios of funded debt to EBITDA, funded senior debt to EBITDA and earnings before interest and taxes

Speedway Motorsports, Inc. Annual Report on Form 10-K
45

(“EBIT”) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, sales of assets, and incurring other debt. Indebtedness under the Credit Facility is guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries (the Guarantors), and is secured by a pledge of all capital stock and limited liability company interests of the Guarantors. See Note 6 to the Consolidated Financial Statements for additional information.

Senior Subordinated Notes – The 6 3/4% Senior Subordinated Notes mature on June 1, 2013 and interest is paid semi-annually on June 1 and December 1. On or after June 1, 2008, the Company may redeem some or all of the Senior Subordinated Notes at any time at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning June 1, 2008 to par after June 1, 2011. In the event of a change of control, the Company must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest. The Indenture governing the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”), among other things, restricts the Company’s ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with affiliates; merge or consolidate; sell equity interests of subsidiaries; and sell, assign, transfer, lease, convey, or dispose of assets. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes Indenture and the Credit Facility agreement contain cross-default provisions. See Note 6 to the Consolidated Financial Statements for additional information.

Stock Repurchase Program – In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to one million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. The stock repurchase program is presently funded using available cash and cash equivalents. The Company repurchased 473,000 and 476,000 shares of common stock for approximately $17.7 million in each of 2007 and 2006, and could repurchase up to an additional 768,000 shares under the current authorization as of December 31, 2007.

CAPITAL EXPENDITURES

Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

2008 Projects – At December 31, 2007, the Company had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at its speedways. Similar to prior years, the Company plans to continue expanding concessions, camping, restrooms and other fan amenities, particularly at its newly acquired NHMS. In 2008, LMS plans to continue renovating and modernizing certain grandstand seating and expand its hospitality areas, and construct a modern, lighted dragstrip. The Company also plans to continue improving and expanding on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways, and may purchase additional land for expansion or development.

2007 Projects – In 2007, the Company completed various construction projects to increase and improve facilities for fan amenities and for other site improvements at its speedways. Similar to prior years, the Company expanded concessions, camping, restrooms and other fan amenities at certain facilities. LVMS completed construction and renovation of its infield media center, garage, and fan-zone entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, racing team owners and drivers and others involved in motorsports. Also, BMS resurfaced its high-banked speedway and the launch-pad area for its dragway. LMS significantly expanded its available hospitality areas and other marketing facilities to better attract and entertain fans and corporate clientele. Also, LMS started renovating and modernizing certain grandstand seating and further expanding its hospitality areas.

The estimated aggregate cost of capital expenditures in 2008 is approximately $70.0 to $80.0 million. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under the Revolving Facility as needed. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

•	undetected soil or land conditions;

Speedway Motorsports, Inc. Annual Report on Form 10-K
46

•	additional land acquisition costs;

•	increases in the cost of construction materials and labor;

•	unforeseen changes in design;

•	litigation, accidents or natural disasters affecting the construction site; and

•	national or regional economic changes.

In addition, the actual cost could vary materially from estimates if assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Construction is also subject to state and local permitting processes which, if changed, could materially adversely affect the ultimate cost and timing of construction. Should projects be abandoned or substantially decreased in scope due to the inability to obtain necessary permits or other unforeseen negative factors, we could be required to expense some or all previously capitalized costs which could have a material adverse effect on our future financial condition or results of operations.

The Company also continually evaluates new opportunities that will add value for its stockholders, including the acquisition and construction of new speedway facilities, the expansion and development of existing Legends Cars and Oil-Chem products and markets, and the expansion into new and complementary businesses.

DIVIDENDS

Any decision concerning the payment of common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 6 to the Consolidated Financial Statements, the Credit Facility allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, increasable up to $150.0 million, subject to maintaining certain financial covenants. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. On October 3, 2007, the Company’s Board of Directors approved an annual cash dividend of $0.335 per share of common stock aggregating approximately $14.6 million payable on October 31, 2007 to shareholders of record as of October 17, 2007. The 2007 annual cash dividend was paid using available cash and cash investments.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, as of December 31, 2007, the Company had aggregate outstanding letters of credit of $1.9 million and contingent guarantee obligations associated with an equity investment that are limited to $12.5 million, decrease annually and expire through 2015 based on specified terms and conditions. At this time, management believes the fair value of this guarantee is presently insignificant.

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

Recoverability of Property and Equipment, Goodwill and Other Intangible Assets, and Equity Investments in Associated Entities – As of December 31, 2007, the Company has net prop-

Speedway Motorsports, Inc. Annual Report on Form 10-K
47

erty and equipment of $1,066.4 million, net goodwill and other intangible assets of $156.0 million, and equity investments in associated entities of $76.7 million. As described in Note 2 to the Consolidated Financial Statements, the Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. When improvement projects produce a higher economic yield and require demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project. The evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. Management believes no impairment exists at December 31, 2007; however, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future financial condition or results of operations.

As further described in Notes 2 and 4 to the Consolidated Financial Statements – “Oil and Gas Activities”, the Company’s property and equipment includes capitalized oil and gas exploration and production costs associated with consolidated foreign entities of $15.2 million as of December 31, 2007. These amounts consist principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method. Oil and gas exploration and production activities are accounted for using the full-cost method of accounting. Direct and certain indirect costs associated with the acquisition, exploration, development and production of oil and gas properties are capitalized and included in property and equipment as “capitalized oil and gas exploration and production costs”. Amortization of these costs is determined using the unit-of-production method based on estimated proven oil and gas reserves. Costs associated with properties under development or unevaluated are initially excluded from full cost amortization bases until determined “proven” or not, at which time capitalized amounts become subject to the full cost ceiling limitations. The Company performs a quarterly ceiling test to evaluate whether carrying values of our full cost pools exceed ceiling limitations. Proven or unproven reserves may be less than originally expected or found not cost beneficial to extract. Successful drilling of a well does not ensure ultimate realization of sufficient profits or return on investments because of a variety of factors, including geological, market, geopolitical and other unforeseen factors. Additionally, unsuccessful wells can result in costs with no direct associated revenue streams. Ceiling tests could be found to no longer support some or all of the recorded carrying values due to many reasons, most of which are not under management’s control. While management believes no writedown of capitalized costs was necessary as of December 31, 2007, the carrying value of current and future investments could become impaired from failed ceiling tests, insufficient sustained profitability or operating cash flows resulting from the aforementioned and other factors. Such factors, if significantly negative or unfavorable, could result in an impairment charge that has a material adverse impact on the Company’s future financial condition or results of operations. See Note 10 to the Consolidated Financial Statements with respect to legal actions affecting or involving Visheraneft, one of the entities owning certain mineral rights the Company purchased. While management believes the outcome of legal action affecting Visheraneft should be resolved in the Company’s favor, an unfavorable outcome of these proceedings could have a material adverse impact on its future financial position, results of operations or cash flows.

As of December 31, 2007, the Company has equity investments in associated entities of $76.7 million. The Company follows the impairment provisions of Accounting Principles Board Opinion (“APB”) No. 18 “The Equity Method of Accounting for Investments in Common Stock” whereby declines in investment value assessed as other than temporary would be recognized as a charge to earnings. As further described in Note 2 to the Consolidated Financial Statements, the Company’s carrying value for its MA equity investment was significantly reduced as of December 31, 2007 for impairment charges reflected by MA. As of December 31, 2007, the Company believes there were no indications of a decline below MA’s carrying value that was other than temporary. However, MA continues to have a material amount of inventory, goodwill and other intangible assets. As further described in “Near-term Operating Factors – Motorsports Authentics Joint Venture” above, future profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors. The Company’s current and future carrying value of this equity investment could become impaired for changes in profitability, operating cash flows, market and economic conditions, and other factors that could adversely impact recovery. Should future MA inventory or long-lived assets become impaired resulting in a material impairment charge, the Company would be required to record its 50% share which could have a material adverse impact on

Speedway Motorsports, Inc. Annual Report on Form 10-K
48

the Company’s future financial condition or results of operations. Also, should the fair value of the Company’s equity investment in MA decline below its carrying value, and such decline was other than temporary, the Company would be required to record an impairment charge to reduce the carrying value to fair value, which could have a material adverse impact on its future financial condition or results of operations.

There are various business and other factors associated with recoverability and impairment that are further described in Item 1A “Risk Factors” above.

Depreciable and Amortizable Lives for Property and Equipment and Intangible Assets – Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets. The Company has net property and equipment of $1,066.4 million and net amortizable intangible assets of $2.8 million as of December 31, 2007. See Notes 4 and 5 to the Consolidated Financial Statements for additional information on the Company’s property and equipment, other intangible assets and estimated useful lives. As of December 31, 2007, the Company has nonamortizable intangible assets of $98.8 million and goodwill of $54.5 million for race event sanctioning and renewal agreements that are considered to have indefinite useful lives because their renewal and cash flow generation is expected to continue indefinitely. Useful lives are estimated based on outside cost segregation and valuation studies conducted on purchased or constructed speedway property and equipment and purchased intangible assets, historical experience, intended use, condition, available information for comparable assets, and other factors and assumptions existing at the time of evaluation. Management periodically reviews the estimated useful lives used to record depreciation and amortization expense, and believes such estimated useful lives are appropriate and no changes are expected at this time. Management also periodically reviews whether non-amortization of goodwill and other intangible assets remains appropriate, and believes such non-amortization is appropriate and no changes are expected at this time. However, because the Company has a material investment in depreciable property and equipment and intangible assets, changes in depreciable and amortizable lives, should they occur, could have a significant impact on its financial condition or future results of operations.

Realization of Receivables and Inventories – Management assesses realization of accounts and notes receivable and inventories, including any need for allowances for doubtful accounts or inventories. Management considers such factors, among other things, as customer creditworthiness, historical collection and sales experience for receivables, and current inventory levels, current and future market demand, and trends and conditions for inventories. The assessment is subjective and based on conditions, trends and assumptions existing at the time of evaluation, which are subject to changes in market and economic conditions, including changes or deterioration in customer financial condition or merchandising distribution and other factors, that might adversely impact realization. As further described above in “Near-term Operating Factors – Oil and Gas Activities” and “Risk Factors – our oil and gas business incurs financial and operational risks different from those of its other operations”, oil and gas transactions may involve risks and other factors with respect to the realization of receivables and inventories that are different from its motorsports operations.

Income Taxes – The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at amounts reported in the financial statements. Income taxes are provided using the liability method whereby deferred income tax estimates, and significant items giving rise to deferred tax assets and liabilities, reflect management’s assessment of future taxes likely to be paid, including timing, probability of realization and other relevant factors. Management’s accounting for income taxes reflects its assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. At December 31, 2007, net current and net noncurrent deferred tax liabilities totaled $22.2 million and $118.2 million, after reduction for current and noncurrent deferred tax assets of $8.5 million and $18.4 million, respectively. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. As of December 31, 2007, valuation allowances of $8.2 million and $14.6 million are provided against current and noncurrent deferred tax assets, respectively. Management has assessed deferred tax assets, after reduction for valuation allowances, and believes realization is more likely than not. However, changes in tax laws, assumptions or estimates used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our financial condition or future results of operations.

The Company’s effective income tax rate was 60.4% in 2007 compared to 36.2% in 2006. As further described in Note 8 to the Consolidated Financial Statements and below, the

Speedway Motorsports, Inc. Annual Report on Form 10-K
49

change was due primarily to reflecting a valuation allowance of approximately $20.5 million against deferred tax assets, associated with 2007 equity investee losses of Motorsports Authentics because management is unable to determine that ultimate realization is more likely than not. The Company’s effective income tax rates in future years may or may not be impacted by similar or other tax matters, which could result in relative increases or decreases in future income tax expense.

Legal Proceedings and Contingencies – As discussed above in “Legal Proceedings” and Note 10 to the Consolidated Financial Statements, the Company is involved in various legal matters and intends to continue to defend ourselves in existing legal actions in fiscal 2008. The Company uses a combination of insurance and self-insurance to manage various risks associated with its speedways, other properties and motorsports events, and other business risks. See Item 1A “Risk Factors” for additional information on our liability insurance program and self-insurance retention. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on litigation matters, outside insurance administrators and consultants for insured and self-insured claims, along with historical trends, assumptions and other information available at the time of assessment. The Company accrues a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs incurred in conjunction with loss contingencies are expensed as incurred. Management believes amounts requiring accrual are properly reflected in the accompanying financial statements. Management does not believe the outcome of the lawsuits, incidents or other legal or business risk matters, will have a material adverse effect on the Company’s future financial position or results of operations. However, new or changes in pending or threatened legal action or claims against the Company, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and the Company’s future financial condition or results of operations.

The following critical accounting policies are further described in the Notes to the Consolidated Financial Statements as indicated below:

•	Revenue recognition for racing events (Note 2)

•	Revenue recognition and other accounting policies for oil and gas transactions (Note 2)

•	Non-event souvenir merchandise and other revenues (Note 2)

•	Joint venture equity investments (Note 2)
•	Accounting for share-based compensation (Notes 2 and 11)

•	Fair value of financial instruments (Note 2)

•	Accounting for uncertainties in income taxes under FASB Interpretation No. 48 (Note 8)

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements – “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on the Company’s financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – The Company’s financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable, the Revolving Facility, and an interest rate swap agreement. A change in interest rates of one percent on floating rate notes receivable and debt balances outstanding at December 31, 2007, excluding the interest rate swap, would cause an approximate change in annual interest income of $73,000 and annual interest expense of $984,000. Interest rate swap values are affected by various market factors, including interest rate changes, which have a corresponding effect on interest expense. As discussed in “Liquidity and Capital Resources” above, the Credit Facility was amended in January 2008 which, among other things, increased the Revolving Facility overall borrowing limit from $400.0 million to $500.0 million. As such, a change in interest rates of one percent on floating rate debt balances outstanding after the January 2008 purchase of NHMS would cause an approximate change in annual interest expense of $3,984,000.

As discussed in Note 6 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction related to variable rate debt obligations. The swap has a principal notional amount of $34.4 million, provides for quarterly settlement and expires corresponding with the debt term. At December 31, 2007 and 2006, the Company has reflected a derivative asset for this swap of less than $1,000 and $998,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

Speedway Motorsports, Inc. Annual Report on Form 10-K
50

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2007 and 2006 (in thousands):

	Carrying Value		Fair Value
	2007	2006	2007	2006	Maturity Dates
Floating rate notes receivable(1)	$7,290	$8,664	$7,290	$8,664	Due on demand
Floating rate revolving credit facility(2)	98,438	98,438	98,438	98,438	March 2010
6 3/4% Senior subordinated notes payable	330,000	330,000	323,400	330,000	June 2013

(1)	Notes receivable bear interest based principally at prime or 1% over prime.

(2)	The weighted-average interest rate on borrowings under the Credit Facility was 6.2% in both 2007 and 2006.

Equity Price Risk – The Company has marketable equity securities, all classified as “available for sale”, which are included in other noncurrent assets. These investments are subject to price risk, which we attempt to minimize generally through portfolio diversification.

The table below presents the aggregate cost and fair market value of marketable equity securities as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Aggregate cost	$134	$163
Fair market value	97	194

Other Market Risk  –  As described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding standby letters of credit of $1.9 million as of December 31, 2007, of which $690,000 was associated with oil and gas transactions. As described in “Off-Balance Sheet Arrangements” above, the Company also had contingent guarantee obligations of $12.5 million as of December 31, 2007.

As described in Note 2 to the Consolidated Financial Statements, at December 31, 2007, the Company had short-term investments of approximately $9.2 million in highly liquid marketable mutual fund securities and $3.0 million in auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, which was 98.7% and 100% of par for the marketable securities and the auction rate securities, respectively. The marketable securities investments consist of the Columbia Strategic Asset Mutual Fund of Bank of America which suspended redemptions in December 2007. Approximately one-half of the Company’s initial $10.2 million investment has been returned through March 13, 2008, and management believes the Company should substantially recover its remaining investment. The bond market for auction rate securities has recently experienced significant difficulties caused by decreased demand, failed auctions, unusual interest rates and other challenges. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

Speedway Motorsports, Inc. Annual Report on Form 10-K
51

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Speedway Motorsports, Inc. Annual Report on Form 10-K
52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Speedway Motorsports, Inc.:

In our opinion, based on our audit and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Speedway Motorsports, Inc. and subsidiaries (the “Company”) at December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We did not audit the financial statements of Motorsports Authentics, LLC, an investment accounted for under the equity method, with assets of $75 million reflected in Equity Investments in Associated Entities as of December 31, 2007 and losses of $57 million reflected in Losses on Equity Investees for the year ended December 31, 2007. The financial statements of Motorsports Authentics, LLC, were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Motorsports Authentics, LLC, is based solely on the report of the other auditors. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit and the report of other auditors provides a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the company changed the manner in which it accounts for uncertain tax positions in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Charlotte, NC

March 13, 2008

Speedway Motorsports, Inc. Annual Report on Form 10-K
53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Speedway Motorsports, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheet of Speedway Motorsports, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Speedway Motorsports, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the Consolidated Financial Statements, the Company changed its method of accounting for equity-based compensation to conform to Financial Accounting Standards Board Statement No. 123R, Share-Based Payment, as of January 1, 2006.

DELOITTE & TOUCHE, LLP

Charlotte, North Carolina

March 14, 2007 (March 13, 2008 as to the effects of

the restatement discussed in Note 2)

Speedway Motorsports, Inc. Annual Report on Form 10-K
54

CONSOLIDATED BALANCE SHEETS

December 31:	2007	2006
(In thousands, except share amounts)

Assets
Current Assets:
Cash and cash equivalents	$156,273	$118,011
Short-term investments	12,189	3,128
Accounts and notes receivable, net	42,280	51,733
Prepaid income taxes	13,329	5,686
Inventories	14,904	14,837
Prepaid expenses	3,673	3,531
Total Current Assets	242,648	196,926
Notes and Other Receivables:
Affiliates	8,790	10,726
Other	4,601	5,364
Other Assets	23,217	24,248
Property and Equipment, Net	1,066,393	1,054,676
Equity Investments in Associated Entities	76,678	135,346
Other Intangible Assets, Net	101,539	101,668
Goodwill	54,454	54,454
Total	$1,578,320	$1,583,408

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$20	$44
Accounts payable	19,149	23,035
Deferred race event income, net	112,099	112,651
Accrued interest	2,130	2,315
Accrued expenses and other liabilities	22,093	21,415
Deferred income taxes (Note 2)	22,229	22,064
Total Current Liabilities	177,720	181,524
Long-term Debt	428,440	428,438
Payable to Affiliate	2,594	2,594
Deferred Income, Net	10,245	11,099
Deferred Income Taxes (Note 2)	118,191	137,986
Other Liabilities	13,459	1,678
Total Liabilities	750,649	763,319
Commitments and Contingencies (Notes 2, 6, 8, 10, 14 and 15)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 43,546,000 in 2007 and 43,807,000 in 2006	448	446
Additional Paid-in Capital	237,721	230,160
Retained Earnings	635,214	615,858
Accumulated Other Comprehensive Income (Loss)	(23)	1,631
Treasury stock at cost, shares – 1,232,000 in 2007 and 759,000 in 2006	(45,689)	(28,006)
Total Stockholders’ Equity	827,671	820,089
Total	$1,578,320	$1,583,408

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
55

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31:	2007	2006	2005
(In thousands, except per share amounts)
Revenues:
Admissions	$179,765	$175,208	$177,352
Event related revenue	197,321	183,404	168,359
NASCAR broadcasting revenue	142,517	162,715	140,956
Other operating revenue	42,043	46,038	57,401
Total Revenues	561,646	567,365	544,068
Expenses and Other:
Direct expense of events	100,414	95,990	97,042
NASCAR purse and sanction fees	100,608	105,826	96,306
Other direct operating expense	54,658	48,121	52,227
General and administrative	80,988	78,070	73,281
Depreciation and amortization	44,475	40,707	37,607
Interest expense, net (Note 6)	20,984	20,785	21,890
Losses on equity investees	57,422	3,343	272
AMS insurance recovery gain	–	–	(8,829)
Other expense (income), net	5,199	185	(1,632)
Total Expenses and Other	464,748	393,027	368,164
Income Before Income Taxes	96,898	174,338	175,904
Provision For Income Taxes	(58,504)	(63,116)	(67,769)
Net Income	$38,394	$111,222	$108,135
Basic Earnings Per Share	$0.88	$2.54	$2.46
Weighted Average Shares Outstanding	43,735	43,801	43,908
Diluted Earnings Per Share	$0.87	$2.53	$2.45
Weighted Average Shares Outstanding	43,906	44,006	44,178

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
56

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 2007, 2006 and 2005	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
(In thousands)
Balance, January 1, 2005	43,887	$439	$207,781	$424,981	$124	–	$633,325
Net income	–	–	–	108,135	–	–	108,135
Fair market value adjustment to interest rate hedge, net of tax	–	–	–	–	574	–	574
Change in net unrealized loss on marketable equity securities, net of tax	–	–	–	–	(15)	–	(15)

Comprehensive income							108,694
Exercise of stock options	287	3	7,079	–	–	–	7,082
Tax benefit from exercise of stock options	–	–	1,473	–	–	–	1,473
Cash dividends of $0.32 per share of common stock	–	–	–	(14,094)	–	–	(14,094)
Repurchases of common stock at cost	(283)	–	–	–	–	$(10,332)	(10,332)
Balance, December 31, 2005	43,891	442	216,333	519,022	683	(10,332)	726,148
Net income	–	–	–	111,222	–	–	111,222
Fair market value adjustment to interest rate hedge, net of tax	–	–	–	–	364	–	364
Interest rate swap adjustment, net of tax	–	–	–	–	(1,052)	–	(1,052)
Equity investee foreign currency exchange translation gains	–	–	–	–	1,612	–	1,612
Change in net unrealized gain on marketable equity securities, net of tax	–	–	–	–	24	–	24

Comprehensive income							112,170
Exercise of stock options	356	4	8,887	–	–	–	8,891
Tax benefit from exercise of stock options	–	–	3,942	–	–	–	3,942
Shared-based compensation	36	–	998	–	–	–	998
Cash dividends of $0.33 per share of common stock	–	–	–	(14,386)	–	–	(14,386)
Repurchases of common stock at cost	(476)	–	–	–	–	(17,674)	(17,674)
Balance, December 31, 2006	43,807	446	230,160	615,858	1,631	(28,006)	820,089
Cumulative effect of adopting FIN 48 (Note 8)	–	–	–	(4,413)	–	–	(4,413)

Net income	–	–	–	38,394	–	–	38,394
Elimination of equity investee foreign currency exchange translation gains (Note 2)	–	–	–	–	(1,612)	–	(1,612)
Change in net unrealized loss on marketable equity securities, net of tax	–	–	–	–	(42)	–	(42)

Comprehensive income							36,740
Exercise of stock options	175	2	5,048	–	–	–	5,050
Tax benefit from exercise of stock options	–	–	688	–	–	–	688
Shared-based compensation	37	–	1,825	–	–	–	1,825
Cash dividends of $0.335 per share of common stock	–	–	–	(14,625)	–	–	(14,625)
Repurchases of common stock at cost	(473)	–	–	–	–	(17,683)	(17,683)
Balance, December 31, 2007	43,546	$448	$237,721	$635,214	$(23)	$(45,689)	$827,671

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
57

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31:	2007	2006	2005
(In thousands)
Cash flows from operating activities:
Net income	$38,394	$111,222	$108,135
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposals of property and equipment and net business assets	4,821	596	(2,049)
AMS insurance recovery gain	–	–	(8,829)
Depreciation and amortization	44,475	40,707	37,607
Amortization of deferred income	(1,546)	(1,524)	(1,393)
Deferred income tax provision	(16,410)	(23,127)	(3,884)
Tax benefit from exercise of stock options	–	–	1,473
Losses on equity investees	57,422	3,343	272
Share-based compensation	1,825	998	–
Interest rate swap settlement receipt	–	–	501

Changes in operating assets and liabilities:
Short-term investments	–	(106)	(3,022)
Accounts and notes receivable	9,438	(13,948)	(10,554)
Prepaid and accrued income taxes	(7,643)	(11,747)	23,620
Inventories	(434)	19,308	(16,666)
Prepaid expenses	(142)	595	(613)
Accounts payable	2,849	417	2,744
Deferred race event income	(552)	12,251	775
Accrued expenses and other liabilities	2,414	(5,696)	4,152
Deferred income	754	817	903
Other assets and liabilities	2,145	462	1,357
Net Cash Provided By Operating Activities	137,810	134,568	134,529

Cash flows from financing activities:
Borrowings under long-term debt	27	–	3,153
Principal payments on long-term debt	(49)	(1,698)	(181)
Payments of loan amendment costs	–	(540)	(1,319)
Dividend payments on common stock	(14,625)	(14,386)	(14,094)
Exercise of common stock options	5,050	8,891	7,082
Tax benefit from exercise of stock options	688	3,942	–
Repurchases of common stock	(17,683)	(17,674)	(10,332)
Net Cash Used By Financing Activities	$(26,592)	$(21,465)	$(15,691)

Speedway Motorsports, Inc. Annual Report on Form 10-K
58

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

Years Ended December 31:	2007	2006	2005
(In thousands)
Cash flows from investing activities:
Capital expenditures	$(67,913)	$(104,525)	$(96,578)
Expenditures for oil and gas exploration and production in 2007 and 2006, and AMS tornado damage restoration in 2005	(5,155)	(9,439)	(23,394)
Equity investments in associated entities and business acquisitions	–	–	(137,884)
Increase in short-term investments	(9,061)	–	–
Proceeds from:
Sales of property and equipment and net business assets	5,851	777	4,677
Insurance recovery for AMS tornado damage	–	–	29,400
Increase in notes and other receivables:
Affiliates	–	(3,000)	(472)
Other	–	(460)	(455)
Repayment of notes and other receivables:
Affiliates	2,106	1,815	1,669
Other	1,216	1,852	5,356
Net Cash Used By Investing Activities	(72,956)	(112,980)	(217,681)
Net Increase (Decrease) In Cash and Cash Equivalents	38,262	123	(98,843)
Cash and Cash Equivalents at Beginning of Year	118,011	117,888	216,731
Cash and Cash Equivalents at End of Year	$156,273	$118,011	$117,888
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$27,593	$27,604	$26,823
Cash paid for income taxes	89,416	94,062	47,817
Supplemental Non-cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures for 2007, 2006 and 2005, and AMS tornado damage restoration expenditures for 2005	(6,333)	3,902	5,207
Business disposition in 2006	–	3,250	–
Net liabilities assumed for business acquisitions	–	–	654

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), 600 Racing, Inc. (600 Racing), Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA LLC a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “six” speedways exclude New Hampshire Speedway, Inc. purchased in January 2008 (see Note 14) and NCS sold in 2007.

In 2008, the National Association for Stock Car Auto Racing, Inc. (NASCAR) sanctioned NEXTEL Cup Series is being renamed the Sprint Cup Series, and the Busch Series is being renamed the Nationwide Series. Hereafter, the Sprint (formerly NEXTEL) and Nationwide (formerly Busch) naming conventions are used throughout this document.

Current Year Business Disposition – In October 2007, the Company sold the majority of real and personal property and all operations of North Carolina Speedway, a 1.0-mile oval speedway located in Rockingham, North Carolina. The assets and operations of NCS, consisting principally of track rentals, were not significant. No NASCAR-sanctioned or other racing events were held at NCS in 2005 through 2007. The associated sales price less costs to sell resulted in an insignificant realized gain which is reflected in other expense, net for 2007.

Description of Business – The Company is a promoter, marketer and sponsor of motorsports activities in the United States. As of December 31, 2007, as further described below, the Company principally owns and operates the following motorsports facilities: Atlanta Motor Speedway, Bristol Motor Speedway, Infineon Raceway, Las Vegas Motor Speedway, Lowe’s Motor Speedway and Texas Motor Speedway. The

Company provides souvenir merchandising services, and food, beverage and hospitality catering services through its SMI Properties subsidiaries and Motorsports Authentics joint venture; provides syndicated radio programming, production and distribution through its Performance Racing Network subsidiary; develops electronic media promotional programming and distributes wholesale and retail racing and other sports related souvenir merchandise and apparel through its TSI subsidiary; and manufactures and distributes smaller-scale, modified racing cars and parts through its 600 Racing subsidiary. The Company produces and sells an environmentally-friendly micro-lubricant® through Oil-Chem, and also engages in oil and gas exploration and production activities, including the purchase and sale of bulk petroleum products, through SMIL.

AMS owns and operates a 1.54-mile lighted, banked, asphalt quad-oval superspeedway, and a 2.47-mile road course. AMS currently hosts two major NASCAR Sprint Cup Series events annually, one NASCAR-sanctioned Nationwide Series race and two NASCAR-sanctioned Craftsman Truck Series races, each preceding a Sprint Cup event. AMS also hosts motorsports related events such as auto, truck and motorcycle shows, as well as rents the racetrack throughout the year for driving schools, automobile testing and other activities. AMS has constructed 46 condominiums overlooking its speedway and is currently marketing two remaining unsold condominiums.

BMS owns and operates a one-half mile lighted, high-banked concrete oval speedway, and a one-quarter mile modern, lighted dragway. BMS currently hosts two major NASCAR Sprint Cup Series events annually, two Nationwide Series races, and one Craftsman Truck Series race, each preceding a Sprint Cup event. BMS also currently hosts an annual National Hot Rod Association (NHRA) sanctioned Nationals and other bracket racing events, as well as various auto shows.

IR owns and operates a modern 2.52-mile, twelve-turn asphalt road course, a one-quarter mile modern, lighted dragway, and a modern expansive industrial park. IR currently hosts one major NASCAR Sprint Cup Series racing event annually. IR also hosts one IndyCar Series (IRL) racing event, and annually hosts a NASCAR-sanctioned Grand National West Series, a NHRA-sanctioned Nationals, as well as American Motorcycle Association (AMA) Series, and Sports Car Club of America (SCCA) racing events. Also, the racetrack is rented throughout the year by various organizations, including the SCCA, major automobile manufacturers, and other car clubs. In December 2006, IR sold its onsite Jim Russell Group (JRG) driving school on financial terms that were not significant for presentation. IR facilities are now rented to JRG for driving school and karting use.

Speedway Motorsports, Inc. Annual Report on Form 10-K
60

LVMS owns and operates a 1.5-mile lighted, asphalt quad-oval superspeedway, a one-quarter mile modern, lighted dragway, a 4/10-mile, modern, lighted dirt track, and several other on-site race tracks. LVMS currently hosts several annual NASCAR-sanctioned racing events, including a Sprint Cup Series, Nationwide Series, and Craftsman Truck Series racing events. LVMS currently hosts two annual NHRA-sanctioned Nationals racing events, as well as other NHRA and bracket drag racing events. LVMS also annually promotes drag racing and various other motorsports events at its on-site paved and dirt tracks. The racetrack is also rented throughout the year for motorsports related activities such as driving schools and automobile testing.

LMS owns and operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, a 2.25-mile road course, and several other on-site race tracks. LMS currently hosts three major NASCAR Sprint Cup Series events annually, two Nationwide Series and one Craftsman Truck Series race, each preceding a Sprint Cup event. LMS also hosts World of Outlaws (WOO) and various other motorsports events throughout the year. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. LMS is constructing a one-quarter mile modern, lighted dragway where it plans to host annual NHRA-sanctioned Nationals racing events. LMS constructed 52 condominiums overlooking the main speedway, all of which have been sold. LMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Speedway Club, which generates rental, membership, catering and dining revenues.

TMS operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, and a 2.48-mile road course. TMS currently hosts two major NASCAR Sprint Cup events annually, each preceded by a Nationwide Series race. TMS also promotes two Craftsman Truck Series racing events, as well as one IRL Series, SCCA and other racing events. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. TMS has constructed 76 condominiums overlooking the speedway, 71 of which have been sold or contracted for sale as of December 31, 2007. TMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Texas Motor Speedway Club, which generates rental, membership, catering and dining revenues.

SMI Properties provides event souvenir merchandising services, and receives commissions for food, beverage and hospitality catering services provided by the Levy Group to the Company’s speedways and other third party sports-oriented venues (see “Long-Term Management Contract” below). SMI Properties also provides screenprinting and embroidery services and is a distributor of wholesale and retail apparel.

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

PRN is the Company’s proprietary radio Performance Racing Network. PRN is syndicated nationwide, broadcasts most of the Company’s NASCAR Sprint Cup and Nationwide Series racing events, as well as many other events, and produces daily and weekly racing-oriented programs throughout the NASCAR season.

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

Motorsports Authentics Joint Venture Equity Investment (Note 2) – The Company and International Speedway Corporation equally own a joint venture (50% non-controlling interest) formed in August 2005 that operates independently under

Speedway Motorsports, Inc. Annual Report on Form 10-K
61

the name Motorsports Authentics (MA) to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. In September 2005, MA purchased and now operates under a long-term license agreement with Roush Corporation d/b/a Roush Racing for exclusive and non-exclusive motorsports merchandise distribution for various racing drivers and teams in NASCAR’s Sprint Cup, Nationwide and Craftsman Truck Series. In December 2005, MA purchased Action Performance Companies, Inc. (Action) who designs, markets and distributes exclusive and non-exclusive licensed motorsports related merchandise, and has license agreements with many of the top NASCAR, IRL, and NHRA teams and drivers.

Long-Term Management Contract – Levy Premium Foodservice Limited Partnership, wholly-owned by Compass Group USA, Inc., (the Levy Group) has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s speedways and other outside venues under a long-term food and beverage management agreement. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The management contract period, which commenced in 2002, is initially ten years with a renewal option for an additional ten-year period.

Racing Events – As further described in Note 2, the Company derives a substantial portion of its total revenues from admissions, event related and NASCAR broadcasting revenue. In 2007, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 Sprint Cup and eight Nationwide Series racing events. The Company also held seven NASCAR Craftsman Truck Series racing events, two IRL racing events, four major NHRA racing events, and two WOO racing events. In 2006, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 Sprint Cup and eight Nationwide Series racing events, seven NASCAR Craftsman Truck Series racing events, two IRL racing events, two International Race of Champions (IROC) racing events, four major NHRA racing events, and three WOO racing events. In 2005, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 Sprint Cup and eight Nationwide Series racing events, seven NASCAR Craftsman Truck Series racing events, two IRL racing events, two IROC racing events, four major NHRA racing events, one Champ Car World Series (CCWS) (formerly known as CART) racing event, and two WOO racing events.

The more significant racing schedule changes that have occurred during the last three years include the following:

•

TMS cancelled pole position qualifying for one NASCAR Sprint Cup Series racing event due to poor weather and an IROC racing event due to IROC Series delays in 2007. Comparable events were held in 2005 and 2006.

•	LVMS hosted a CCWS event in 2005 that was not held in 2006 or 2007.

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

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services. “NASCAR purse and sanction fees” includes pay-

Speedway Motorsports, Inc. Annual Report on Form 10-K
62

ments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of TSI, MBM and certain SMI Properties merchandising, gross bulk petroleum, non-capitalized oil and gas exploration and production activities, Legends Cars, Speedway Clubs, Oil-Chem, and industrial park and office tower rental revenues.

Event Revenues and Deferred Race Event Income, Net – The Company recognizes admissions, NASCAR broadcasting and event related revenues when an event is held. Event souvenir merchandise sales and commissions from food and beverage sales are recognized at time of sale. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses primarily include race purses and sanction fees remitted to NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (i) generally advance revenue is refundable and (ii) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements. Advance revenues, and certain related direct expenses, if any, for track rentals, driving school and similar activities are deferred and recognized when the activities take place. Management believes its revenue recognition policies follow the guidance issued in SEC Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements”.

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

Joint Venture Equity Investments – The equity method is used to account for investments in joint ventures and other associated entities where the Company has significant influence,

generally representing equity ownership of at least 20% and not more than 50%. As discussed in Note 1, equity investments in associated entities consist primarily of the Company’s 50% owned joint venture Motorsports Authentics. MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results so that reporting periods coincide. The Company records its 50% share of MA’s net income or loss based on their most recent annual audited financial statements. The Company’s share of MA’s operating results for each fiscal year December 1 through November 30 are included in “losses on equity investees” for the Company’s fiscal year ended December 31. All significant intercompany profits or losses have been eliminated in applying the equity method of accounting. No dividends have been received since formation. The Company’s share of undistributed equity deficit from equity investee losses included in the Company’s retained earnings was approximately $59,727,000 at December 31, 2007 and $2,305,000 at December 31, 2006. See “Fair Value of Financial Instruments” below for additional information on a contingent guarantee obligation associated with MA.

The fiscal 2007 operating results of MA include sizable impairment charges for inventory, tooling, goodwill and other intangible assets. These charges were due primarily to several NASCAR driver, team and sponsor changes, including Dale Earnhardt, Jr., a material MA licensor, renaming of the NASCAR NEXTEL Cup and Busch Series in 2008, NASCAR’s introduction of a new car design (the “Car of Tomorrow”), car manufacturer changes, other excess merchandise inventory and tooling no longer used for a secondary product line. The Company’s 50% share of these MA charges approximated $12.9 million for reduction of inventory and tooling to estimated net recoverable value and $34.8 million for reduction of MA’s business net assets to estimated fair value. MA management recorded the goodwill and other intangible impairment charge based on Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. MA’s fiscal 2007 results also reflect a loss from the sale of certain discontinued operations and certain nonrecurring adjustments.

The Company follows the impairment provisions of Accounting Principles Board Opinion (APB) No. 18 “The Equity Method of Accounting for Investments in Common Stock” whereby declines in investment value assessed as other than temporary would be recognized as a charge to earnings. As described above, the Company’s carrying value for its MA equity investment was significantly reduced as of December 31, 2007 for impairment charges reflected by MA. As of December 31, 2007, the Company believes there were

Speedway Motorsports, Inc. Annual Report on Form 10-K
63

no indications of a decline below MA’s carrying value that was other than temporary.

MA continues to have a material amount of inventory, goodwill and other intangible assets. Future profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow”, competition for MA products, and the success of MA management in achieving sustained profitability. The Company may increase its investment in MA, including additional equity contributions or loans. MA’s ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. The Company’s current and future carrying value of this equity investment could become impaired for changes in profitability, operating cash flows, market and economic conditions, and other factors that could adversely impact recovery. Should future MA inventory or long-lived assets become impaired resulting in a material impairment charge, the Company would be required to record its 50% share which could have a material adverse impact on the Company’s future financial condition or results of operations. Also, should the fair value of the Company’s equity investment in MA decline below its carrying value, and such decline was other than temporary, the Company would be required to record an impairment charge to reduce the carrying value to fair value, which could have a material adverse impact on its future financial condition or results of operations.

The following table presents summarized financial information for MA as of November 30, 2007 and 2006, and for the three years ended November 30, 2007 (coinciding with MA fiscal years) (in thousands):

	2007	2006	2005
Current assets	$46,078	$98,782	–
Other noncurrent assets	148,113	228,821	–
Current liabilities	27,669	47,648	–
Noncurrent liabilities	16,500	14,266	–
Net sales	210,101	226,687	$9,108
Gross profit	42,353	72,567	3,420
Impairment of goodwill and other long-lived assets	69,499	–	–
Loss from continuing operations	111,961	11,860	446
Net loss	112,474	7,878	273

Accumulated Other Comprehensive Income – In 2007, MA sold certain foreign operations. Prior to disposition, the Company’s 50% share of MA’s accumulated other compre-

hensive income, consisting of foreign currency exchange translation gains for those operations, were included in “other comprehensive income” with a corresponding increase to equity investments in associated entities. Those accumulated translation gains were eliminated in accounting for the disposition.

Oil and Gas Activities (Note 15) – The Company is engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products and associated commodity transactions. The Company has conducted these business activities primarily in Russia, Central America, North America, South America, Kuwait, Africa, and the United Kingdom. Oasis Trading Group LLC (Oasis), a United States company, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company enters into futures contracts associated with petroleum products, utilizes letters of credit for the purchase and sale of bulk petroleum products, and guarantees obligations of certain third parties to facilitate the purchase of bulk petroleum products in exchange for part of the anticipated profits that may be derived by those third parties on such transactions. The Company also had profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, bulk petroleum, oil and gas activities, futures contracts, and letters of credit hereafter are collectively associated with or referred to as “oil and gas activities”, “oil and gas business”, “oil and gas transactions” or “bulk petroleum transactions”.

•

Consolidated Foreign Investments. The Company’s Credit Facility, as amended in 2006 (see Note 6), permits investments by or in Oil-Chem and its direct or indirect subsidiaries (Oil-Chem) for oil and gas activities up to specified amounts. In 2006, SMIL purchased interests in two foreign entities owning certain oil and gas mineral rights in Russia, for cash consideration aggregating $4,000,000 to purchase the company OOO Visheraneft and $2,589,000 for a majority interest in OOO Vorga. As of December 31, 2007 and 2006, amounts invested and capitalized in these entities aggregate $15,225,000 (approximately $6,484,000 for Visheraneft and $8,741,000 for Vorga) and $9,575,000, respectively, consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method.

Speedway Motorsports, Inc. Annual Report on Form 10-K
64

See Note 10 for information on legal proceedings associated with SMIL’s interest in Visheraneft. These entities are consolidated and associated minority interests aggregating $49,000 and $96,000 as of December 31, and 2007 and 2006 are included in other liabilities and will be reported separately in the consolidated balance sheet if and when significant. Capitalized expenditures for oil and gas exploration and production activities, including acquisition related costs, amounted to $5,650,000 in 2007 and $9,575,000 in 2006.

•

Revenue Recognition and Other Accounting Policies. The Company evaluates the underlying transactional terms and conditions, along with associated accounting guidance, in determining whether revenues, costs, and operating profits or losses, including changes in the fair value of commodity hedges and shared profits and losses, from oil and gas transactions should be reported on a gross or net basis. Associated oil and gas exploration and production activities are accounted for using the full-cost method of accounting. Direct and certain indirect costs associated with the acquisition, exploration, development and production of oil and gas properties are capitalized and included in property and equipment as “capitalized oil and gas exploration and production costs” (see Note 4). Amortization of these costs is determined using the unit-of-production method based on estimated proven oil and gas reserves. Costs associated with properties under development or unevaluated are initially excluded from full cost amortization bases until determined “proven” or not, at which time capitalized amounts become subject to the full cost ceiling limitations. The Company performs a quarterly ceiling test to evaluate whether carrying values of our full cost pools exceed ceiling limitations. No writedown of these costs was considered necessary as of December 31, 2007. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R) “Consolidation of Variable Interest Entities”, the Company evaluates whether the assets, liabilities, noncontrolling interests, and operations of a variable interest entity should be consolidated. The Company has evaluated certain parties involved with its oil and gas investment activities under FIN 46R. Under certain FIN 46R exemptions, the Company excluded from evaluation certain parties due to the business exemption or access to financial data. However, the activities of these entities are described below.

Gross revenues and product and associated operating costs from bulk petroleum transactions are included in other operating revenue and other direct operating expense, respectively. The Company reports the changes in fair value, and settlement gains or losses, of futures contracts in other operating revenue. The Company had a contract to supply petroleum products that was considered an energy supply contract and was treated as a derivative under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” that expired on or about September 30, 2006. The Company was not involved in any energy supply contracts as of December 31, 2007 or 2006. Operating profits or losses associated with the expired trading contract have been reported on a net basis in other operating revenue in 2006.

The accounting for oil and gas activities, including underlying commodities or hedge transactions, can be affected by many factors, including contract terms, title transfer, settlement timing, underlying commodity or hedge terms and other transactional terms or conditions. Depending on transactional terms and conditions, future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis. Mark-to-market accounting may be used for certain commodities or hedges and bulk petroleum purchases or supply contracts if deemed to be derivatives under SFAS No. 133. Depending on settlement timing and other transactional factors, associated accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods.

•

Revenues and Other Period Information. There were no oil and gas transactions reported on a gross basis in 2007 or 2006. For oil and gas transactions reported on a gross basis during 2005, revenues totaled $14,086,000. There were no energy supply contract related oil and gas transactions reported on a net basis in 2007. For oil and gas transactions reported on a net basis, associated billings totaled $150,007,000 in 2006 and $74,697,000 in 2005, and associated profits, excluding recovery allowances, amounted to $2,983,000 in 2006 and $2,218,000 in 2005. There were no significant revenues from Russian oil and gas exploration and production activities in 2007 or 2006, and associated operating costs were not significant.

•

Credit and Other Risks and Contingencies. Oil and gas transactions may involve concentrations of credit and other risks different from the Company’s motorsports operations. As of December 31, 2007, the Company had credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions. Approximately $2,886,000 of net accounts receivable are due from a relatively small number of petroleum industry customers and merchants in Central America

Speedway Motorsports, Inc. Annual Report on Form 10-K
65

and Russia. Also, from time to time, bulk petroleum inventory products may be located in and managed by a relatively small number of vendors in Russia or Central America. The Company’s Credit Facility contains a separate sub-limit for letters of credit of up to $75,000,000 for use in oil and gas activities and other business transactions. As of December 31, 2007, the Company had $690,000 in outstanding standby letters of credit associated with oil and gas activities and no bulk petroleum product inventory.

As of December 31, 2007, uncertainty exists as to the recovery of $12,000,000 drawn by a bank under a Company guarantee for obligations owed by certain third parties for petroleum product purchases utilizing their bank line of credit. The bank claimed and took possession of funds for payment under the guarantee for non-payment by the third parties, notwithstanding the Company’s belief that payment was not required nor rightfully drawn upon by the bank. The Company believes it has lawful recourse against the third parties and the bank, and is seeking recovery of the funds. However, uncertainty exists as to ultimate recovery of the amount due, which is reflected in accounts receivable, and has been fully reserved as of December 31, 2007. A recovery allowance of $12,000,000 is reflected in other direct operating expense in 2007. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change.

At December 31, 2007, uncertainty exists as to the full realization of receivables due from two foreign entities and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from two foreign entities because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in foreign countries. Management is currently pursuing available recovery alternatives. Under its profit and loss sharing arrangement, the Company has recorded receivables from Oasis, a significant portion of which pertains to that entity’s reimbursable share of loss associated with the recoverability assessment of amounts due from these two foreign entities. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities; therefore, uncertainty exists regarding recoverability. As of December 31, 2007, the Company has recorded allowances for these possibly uncollectible amounts of approximately $23,086,000 based on estimated ultimate realization after possible recovery, settlement and other costs and insurance.

As of December 31, 2007 and 2006, the Company has recorded allowances for possible uncollectible amounts aggregating approximately $35,086,000 and $17,598,000. Recovery allowances of approximately $18,798,000 in 2007, $15,057,000 in 2006 and $2,541,000 in 2005 are reflected in other direct operating expense. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

As further described in Note 15, in March 2008, because of the ongoing challenges with oil and gas activities, the Company is contemplating discontinuing those operations during 2008, although no final decision has been made. Although discontinuation plans are contemplated, many or most of the following and other risk factor discussions remain relevant to the Company’s oil and gas business activities. Realization of receivables, inventories and investments, including property and equipment, and the ability to invest and compete successfully and profitably, are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness; current and future market demand; customary risks associated with oil and gas exploration and production and other business activities; regional and global market and economic conditions; elevated terrorism alerts, terrorist attacks or military actions including geopolitical situations in and surrounding specific countries or regions; government actions that restrict transactions, access to or transfers of assets or funds; other factors outside of management’s control when conducting operations in Russia and other foreign countries; global petroleum product supply and demand; regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs; and other factors. Default on payment by one or more customers, or should inventory not be realized or recovered, could have a material adverse impact on the Company’s operating results. The Company’s oil and gas activities include exploration and production arrangements that may be unsuccessful for many reasons including weather, cost overruns, dry wells, equipment shortages and mechanical difficulties. Proven or unproven reserves may be less than originally expected or found not cost beneficial to extract. Successful drilling of a well does not ensure ultimate realization of sufficient profits or return on investments because of a variety of factors, including geological, market, geopolitical and other unforeseen fac-

Speedway Motorsports, Inc. Annual Report on Form 10-K
66

tors. Additionally, unsuccessful wells can result in costs with no direct associated revenue streams. The carrying value of current and future investments could become impaired from insufficient sustained profitability and operating cash flows resulting from the aforementioned and other factors. Such factors, if significantly negative or unfavorable, could result in an impairment charge that has a material adverse impact on the Company’s future financial condition or results of operations.

Revenue Composition (Note 13) – The Company’s revenues for the three years ended December 31, 2007 are comprised of the following (in thousands):

	2007	2006	2005
Admissions	$179,765	$175,208	$177,352
NASCAR broadcasting	142,517	162,715	140,956
Sponsorships	63,165	59,202	53,362
Other event related	115,485	106,855	96,546
Motorsports event and non-event, and non-motorsports, related merchandise	52,770	54,122	67,438
Other	7,944	9,263	8,414
Total revenue	$561,646	$567,365	$544,068

“Other event related revenue” consists principally of commissioned food, beverage and souvenir sales, luxury suite rentals, and promotional and hospitality revenues during racing and non-racing events, track rentals, driving school revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “Motorsports event related merchandise revenue” consists principally of SMI Properties and SMI Trackside revenues from sales of owned souvenir merchandise during racing and non-racing events and in speedway gift shops. “Non-event motorsports related merchandise revenue” consists principally of revenues from TSI, certain SMI Properties and MBM sales of racing and other sports related souvenir merchandise and from Legends Car operations. “Non-motorsports merchandise revenue” consists principally of Oil-Chem product sales and revenues from oil and gas transactions. “Other Revenue” consists principally of revenues from the Speedway Clubs, industrial park and office tower rentals, and 600 Racing as the sanctioning body for Legends Car Circuit races.

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

Food and Beverage Management Agreement – The long-term Levy Group food and beverage management agreement (see Note 1) provides for, among other items, specified annual fixed and periodic gross revenue based commission pay-

ments to the Company over the contract period. The Company’s commission based net revenues associated with activities provided by the Levy Group are reported in event related revenue or other operating revenue depending on the venue at which provided.

Recently Issued Accounting Standards – In September 2006, SFAS No. 157 “Fair Value Instruments” was issued which, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value instruments. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157, among other things, clarifies various market participation assumptions and fair value measurement, expands disclosures about using fair values in interim and annual periods subsequent to initial recognition, and applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. This statement also nullifies certain guidance in EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. SFAS No. 157 applies to and may impact the Company’s reporting of equity investments in associated entities, which includes Motorsports Authentics, and impairment analysis for long-lived assets, goodwill and other intangible assets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact, if any, adopting SFAS No. 157 may have on its financial statements or disclosures.

Speedway Motorsports, Inc. Annual Report on Form 10-K
67

In February 2007, SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” was issued which, among other things, permits entities to irrevocably choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 was issued to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities, and unrealized gains and losses are to be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact, if any, adopting SFAS No. 159 may have on its financial statements or disclosures. The Company has elected not to measure eligible items at fair value and believes adoption of SFAS No. 159 in the first quarter 2008 will not have a significant impact on its financial position and results of operations.

In December 2007, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” was issued which, among other things, changes the accounting and reporting for noncontrolling interests in subsidiaries or minority interests. Minority interests will be recharacterized as noncontrolling interests and reported as a component of equity separate from parent equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. Consolidated net income will be reported at amounts that include amounts attributable to both the parent and noncontrolling interests, and amounts attributable to the parent and noncontrolling interests will be disclosed on the face of the consolidated statement of income. SFAS No. 160 establishes a single method of accounting for changes in parent ownership interest in a subsidiary that do not result in deconsolidation, and eliminates the requirement to apply purchase accounting to parent acquisition of noncontrolling ownership interests in a subsidiary. A parent will be required to recognize a gain or loss in net income when a subsidiary is deconsolidated, and deconsolidate a subsidiary as of the date the parent ceases to have a controlling financial interest. Upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. Also, expanded disclosures will be required that clearly identify and distinguish between the interests of parent owners and noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, except for presentation and disclosure requirements, which are to be applied retrospectively. The Company is currently assessing the impact, if any, adopting SFAS No. 160 may have on its financial statements or disclosures.

In December 2007, SFAS No. 141 (Revised 2007) “Business Combinations” was issued which, among other things, replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized under purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires capitalizing in-process research and development costs at fair value, and requires expensing acquisition-related costs as incurred. SFAS No. 141R defines an acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that acquirers achieve control. Noncontrolling interests in acquirees are required to be measured at fair value which could result in recognizing goodwill attributable to noncontrolling interests. Also, specific guidance is provided on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination. SFAS No. 141R does not apply to joint venture formations, acquisitions of an asset or a group of assets that does not constitute a business, or a combination between entities or businesses under common control. SFAS No. 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not assessed the impact, if any, adopting SFAS No. 141R may have on its financial statements or disclosures.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires extensive use of management estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at financial statement dates, and reported amounts of revenues and expenses. Actual future results could differ from those estimates. Such significant estimates include (i) recoverability of property and equipment, goodwill and other intangible assets, equity investments in associated entities, and investments associated with oil and gas activities, (ii) depreciable lives for property and equipment and amortization periods for intangible assets, (iii) accounting for income taxes, (iv) realization of receivables and inventories, (v) accruals for uninsured business risks, litigation and other contingencies and (vi) disclosures of stock-based compensation.

Speedway Motorsports, Inc. Annual Report on Form 10-K
68

Cash and Cash Equivalents – The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of variable rate, overnight sweep accounts of commercial paper, repurchase agreements, municipal bond and United States Treasury securities.

Short-term Investments principally consist of highly liquid marketable mutual fund securities and auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, and realized and unrealized gains or losses are included in the Company’s consolidated statement of income. The Company has marketable securities investments in the Columbia Strategic Asset Mutual Fund of Bank of America which suspended redemptions in December 2007. The Company had initially invested approximately $10,200,000, of which approximately one-half has been returned through March 13, 2008. As of December 31, 2007, the investment was recorded at its fair market value of 98.7% of par. The bond market for auction rate securities has recently experienced significant difficulties caused by decreased demand, failed auctions, unusual interest rates and other challenges. As of December 31, 2007, the Company has approximately $3,000,000 invested in auction rate securities which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

Accounts and Notes Receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2007	2006	2005
Balance, beginning of year	$19,303	$4,730	$2,122
Bad debt expense	408	5	418
Changes related to oil and gas transactions (see above)	18,798	15,057	2,541
Actual write-offs, net of specific accounts recovered	(1,669)	(489)	(351)
Balance, end of year	$36,840	$19,303	$4,730

Other Noncurrent Assets as of December 31, 2007 and 2006 consist of (in thousands):

	2007	2006
Deferred financing costs, net	$6,460	$8,090
Land held for development	12,265	12,265
Marketable equity securities	97	194
Other	4,395	3,699
Total	$23,217	$24,248

Noncurrent assets are generally reported at cost except for marketable equity securities which are reported at fair value. Management evaluates these assets for recovery when events or circumstances indicate possible impairment may have occurred. As of December 31, 2007, there have been no events or circumstances which might indicate possible recoverability concerns or impairment.

Deferred Financing Costs are amortized over the associated debt terms of five to ten years, and are reported net of accumulated amortization of $6,678,000 and $5,018,000 at December 31, 2007 and 2006.

Land Held For Development represents property adjacent to a regional outlet mall in the Charlotte metropolitan area which management plans to develop and market. Because management is presently unable to determine if sale is probable within one year, as proscribed by SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, the property has not been classified as held for sale.

Marketable Equity Securities are classified as “available for sale” as they are not bought and held principally for the purpose of near-term sale, and are reported at fair value, with temporary unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of stockholders’ equity. Valuation allowances are reflected as a charge to stockholders’ equity to increase or decrease the carrying amount of these long-term marketable equity securities to market value, and consist of after tax gross cumulative unrealized losses of $23,000 at December 31, 2007 and cumulative unrealized gains of $19,000 at December 31, 2006. There were no significant sales of marketable equity securities in 2005 through 2007. Management intends to hold these securities through at least fiscal 2008, and has assessed any declines in fair value as temporary as of December 31, 2007.

Property and Equipment (Note 4) are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance

Speedway Motorsports, Inc. Annual Report on Form 10-K
69

are charged to expense when incurred. Construction in progress includes all direct costs and capitalized interest on fixed assets under construction. When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. When improvement projects produce a higher economic yield and require demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project. Also, assets are classified as held for sale when management determines that sale is probable within one year. See “Oil and Gas Activities” above for information on capitalized oil and gas exploration and production costs, and associated amortization methods.

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

Goodwill and Other Intangible Assets (Note 5) represent the excess of business acquisition costs over the fair value of net assets acquired, and are all associated with the Company’s motorsports related activities and reporting unit. Intangible assets consist predominately of goodwill and nonamortizable intangible assets for race event sanctioning and renewal agreements, and to a lesser extent, goodwill associated with event related motorsports merchandising and amortizable intangible assets associated with network and other media promotional contracts for non-event motorsports merchandising. Acquired intangible assets are valued using the direct value method. Nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely.

The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary an operating segment and separate reporting unit principally because that is the lowest level for which discrete financial information is available to the Company’s segment managers and chief operating decision maker. No reporting units are aggregated for purposes of evaluating intangible assets for possible impairment. The Company evaluates intangible assets for possible impairment based on expected future discounted operating cash flows and profitability attributable to such assets, which is supported by quoted market prices or comparable transactions where available or applicable. See Note 13 for information on aggregation of reporting units for segment reporting. The Company evaluates goodwill and other intangible assets for possible impairment annually as of April 1, or when events or circumstances indicate possible impairment may have occurred. Management’s latest annual assessment of goodwill and other intangible assets as of April 1, 2007 indicated there had been no impairment, and there has since been no events or circumstances which might indicate possible impairment as of December 31, 2007.

Deferred Income, Net (noncurrent) as of December 31, 2007 and 2006 consists of (in thousands):

	2007	2006
TMS Preferred Seat License fees, net	$7,186	$7,526
Deferred Speedway Club membership income	2,719	3,171
Other	340	402
Total	$10,245	$11,099

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
70

entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments. Net membership revenues are deferred when billed and amortized into income over an estimated average membership term of ten years.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs, including direct-response advertising once primary media promotion has commenced, are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $13,753,000 in 2007, $13,204,000 in 2006 and $13,715,000 in 2005. There were no direct-response advertising costs deferred at December 31, 2007 or 2006.

Operating Leases – The Company has various operating leases principally for office and warehouse space and for equipment used in conducting racing events and other operations. These operating leases typically have initial terms of less than one year or are cancelable with minimal notice. Rent expense for operating leases amounted to $5,326,000 in 2007, $4,710,000 in 2006 and $4,912,000 in 2005. Various office and warehouse facilities are leased from an affiliate (see Note 9) that are cancelable with minimal notice; however, such lease arrangements will likely be renewed annually through specific contract periods. Assuming renewal through contracted periods, future annual minimum lease payments are as follows: $1,064,000 in 2008, $901,000 in 2009, $670,000 in 2010, $536,000 in 2011, and $286,000 in 2012.

Loss Contingencies and Financial Guarantees – The Company accrues a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs associated with loss contingencies are expensed as incurred. The Company accounts for financial guarantees using FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 requires, among other things, that guarantors recognize a liability for the fair value of obligations undertaken by issuing a guarantee.

2005 AMS Insurance Recovery Gain – In July 2005, a tornado struck AMS causing significant damage to its facilities. The Company assessed damages and established restoration plans and costs using outside insurance administrators and consultants, internal construction and development personnel, and other consultants. The Company’s settlement of insurance claims was substantially completed in the fourth quarter 2005. The Company accounted for the effects of the tornado damage using FASB Interpretation No. 30 “Accounting for Involuntary Conversion of Nonmonetary Assets to Monetary Assets” and other applicable authoritative guidance. The Company ceased depreciating damaged property and equipment in July 2005 and began depreciating new and restored assets when placed in service. Restoration progressed sufficiently to allow AMS to conduct its NASCAR Sprint Cup Series and other races as scheduled in October 2005. AMS insurance recovery gain in 2005 represents insurance recoveries upon final resolution of insurance claims of $29,400,000 net of a loss on damaged property and equipment of $20,571,000.

Other Expense (Income), Net for 2005 through 2007 consists of (in thousands):

	2007	2006	2005
Gain on land sales	$(407)	–	$(1,922)
Loss (gain) on abandonment and disposals of property and equipment and net business assets	5,228	$596	(127)
Other	378	(411)	417
	$5,199	$185	$(1,632)

Abandonment and disposals of property and equipment and net business assets include: (i) impairment of certain LVMS, IR and Oil-Chem assets and sale of NCS net business assets in 2007 (see Note 1), (ii) sale of Jim Russell Group, Inc. net assets in 2006 (see Note 5), and (iii) disposition of other individually insignificant property and equipment in 2007, 2006 and 2005.

At December 31, 2004, notes receivable included $3,500,000 associated with the sale of certain land which management was developing and marketing. Sales terms consisted of $100,000 cash and a $3,900,000 8% promissory note receivable initially scheduled payable in varying installments through 2009. The associated gain was deferred and being recognized into income using the installment method. The note receivable was collected in full in the first quarter 2005 resulting in gain recognition of $903,000.

Income Taxes (Note 8) – The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities. Income taxes are provided

Speedway Motorsports, Inc. Annual Report on Form 10-K
71

using the liability method whereby estimated deferred income taxes, and significant items giving rise to deferred tax assets and liabilities, reflect management’s assessment of future taxes likely to be paid, including timing, probability of realization and other relevant factors. The Company’s accounting for income taxes reflects management’s assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation.

Share-Based Compensation (Note 11) – The Company implemented SFAS No. 123R “Share-Based Payment” as of January 1, 2006 which generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period, and applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date of January 1, 2006. The Company elected the modified prospective method of transitioning to SFAS No. 123R, and as of January 1, 2006 began recognizing compensation expense related to stock option and other share-based compensation grants, including immediate recognition for grantees who are retirement-eligible rather than ratably over the vesting period regardless of retirement-eligibility.

Fair Value of Financial Instruments – Fair value estimates are based on relevant market information and quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, short-term investments, accounts and notes receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Short-term investments, marketable debt and equity securities, and interest rate swaps are carried at fair value based on quoted market prices. Notes and other receivables and bank revolving credit facility borrowings are frequently repriced variable interest rate financial instruments, and therefore, carrying values approximate fair value. Fair value information for the interest rate swap agreement is described in Note 6 – “Interest Rate Swaps”. Quoted market prices are not available for determining market value of the Company’s equity investments in associated entities or consolidated foreign oil and gas investments. For equity investments, the Company estimates fair value using various methods including estimated discounted cash flows and comparable revenue and other market multiples. For oil and gas investments, fair value is assessed in conjunction with the Company’s full cost ceiling limitation tests. There were no commodities or hedges associated with oil and gas transactions as of December 31, 2007 or 2006.

As of December 31, 2007, the Company had contingent guarantee obligations associated with an equity investment that are limited to $12,500,000, decrease annually and expire through 2015 based on specified terms and conditions. At this time, management believes the fair value of this guarantee is presently insignificant. Fixed rate 6 3/4% senior subordinated notes have carrying and fair values as of December 31, 2007 and 2006 as follows (in thousands):

	Carrying Value		Fair Value
	2007	2006	2007	2006
6 3/4% Senior subordinated notes payable (Note 6)	$330,000	$330,000	$323,400	$330,000

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts and notes receivable, marketable equity securities and interest rate swaps. The Company places its cash and cash equivalents, short-term investments and interest rate swaps with major high-credit qualified financial institutions, limiting its exposure to concentrations of credit risk. Concentrations of credit risk with respect to accounts receivable, excluding those associated with oil and gas transactions, are limited due to the large numbers and wide variety of customers and customer industries and their broad geographical dispersion. The Company generally requires sufficient collateral equal to or exceeding note amounts, or accepts notes from high-credit quality companies or high net-worth individuals, limiting its exposure to credit risk. Concentrations of credit risk with respect to marketable equity securities are limited through portfolio diversification. As further described above in “Oil and Gas Activities”, those activities have concentrations of credit risk different from the Company’s motorsports operations as of December 31, 2007.

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

Restatement of Financial Statement Presentation – The Company restated the classification of a portion of noncurrent

Speedway Motorsports, Inc. Annual Report on Form 10-K
72

deferred income tax liabilities to current deferred income tax liabilities in the accompanying December 31, 2006 consolidated balance sheet. The restatement reflects the scheduled reversal of certain temporary timing differences related to a tax depreciation method accounting change (see Note 8) based on SFAS No. 37 “Balance Sheet Classification of Deferred Income Taxes”. Amounts as reported in the Company’s 2006 Annual Report on Form 10-K were current deferred income tax assets of $6,115,000 and noncurrent deferred income tax liabilities of $166,165,000. The restatement decreased current deferred income tax assets $6,115,000, decreased noncurrent deferred income tax liabilities $28,179,000, and increased current deferred income tax liabilities $22,064,000 at December 31, 2006. The restatement had no impact on the Company’s results of operations, cash flows or stockholders’ equity as of and for the year ended December 31, 2006. Income tax disclosures in Note 8 and elsewhere as applicable have been restated to conform to the 2007 presentation.

3. INVENTORIES

Inventory costs consist of: (i) souvenirs and small-scale finished vehicles determined on a first-in, first-out basis; and (ii) apparel, micro-lubricant®, and parts and accessories product costs determined on an average current cost basis. No general and administrative costs are included in inventory costs. Cost of sales are charged using the same inventory cost bases. Inventories as of December 31, 2007 and 2006 consist of (in thousands):

	2007	2006
Souvenirs and apparel	$8,248	$8,108
Finished vehicles, parts and accessories	4,659	4,534
Micro-lubricant® and other	1,997	2,195
Total	$14,904	$14,837

All inventories are stated at the lower of cost or market value with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. There were no bulk petroleum inventories as of December 31, 2007 or 2006.

Inventories are reflected net of provisions summarized as follows (in thousands):

	2007	2006	2005
Balance, beginning of year	$7,542	$8,003	$6,453
Current year provision	2,509	1,616	3,622
Current year sales and write-offs	(2,139)	(2,020)	(2,129)
Increase (decrease) from acquisitions or dispositions	–	(57)	57
Balance, end of year	$7,912	$7,542	$8,003

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2007 and 2006 is summarized as follows (dollars in thousands):

	Estimated Useful Lives	2007	2006
Land and land improvements	5-25	$351,161	$342,979
Racetracks and grandstands	5-45	586,971	576,833
Buildings and luxury suites	5-40	384,867	330,974
Machinery and equipment	3-20	39,604	36,684
Furniture and fixtures	5-20	30,681	27,309
Autos and trucks	3-10	9,743	9,755
Capitalized oil and gas exploration and production costs (Note 2)		15,225	9,575
Construction in progress		8,957	40,521
Total		1,427,209	1,374,630
Less accumulated depreciation		(360,816)	(319,954)
Net		$1,066,393	$1,054,676

Other Information – Depreciation expense amounted to $44,183,000 in 2007, $40,538,000 in 2006 and $37,414,000 in 2005.

Speedway Motorsports, Inc. Annual Report on Form 10-K
73

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The composition and accounting for intangible assets are further described in Note 2. As of December 31, 2007 and 2006, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	2007			2006
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years	)
Nonamortizable race event sanctioning and renewal agreements	$98,783	–	$98,783	$98,783	–	$98,783	–
Amortizable network and other media promotional contracts	3,320	$(564)	2,756	3,320	$(435)	2,885	30
Total	$102,103	$(564)	$101,539	$102,103	$(435)	$101,668

Changes in the gross carrying value of other intangible assets and goodwill for 2007 and 2006 are as follows (in thousands):

	Other Intangible Assets		Goodwill
	2007	2006	2007	2006
Balance, beginning of year	$102,103	$102,103	$54,454	$58,132
Increase from acquisitions or adjustments to previously recorded purchase price	–	–	–	381
Decrease from dispositions	–	–	–	(4,059)
Balance, end of year	$102,103	$102,103	$54,454	$54,454

Increases in the gross carrying value of goodwill in 2006 reflect the Company’s final purchase accounting associated with the acquisition of certain Jim Russell Group, Inc. operations (principally driving school and karting activities and replacement car parts sales) that resulted in increasing goodwill and accrued expenses by $381,000. Decreases in the gross carrying value of goodwill in 2006 reflect the sale of JRG operations in December 2006. Amortization expense on other intangible assets amounted to $129,000 in each year for 2005 through 2007. Estimated annual amortization expense for each of the next five years ranges from $119,000 to $129,000, excluding the impact, if any, from the acquisition of New Hampshire Motor Speedway subsequent to December 31, 2007 (see Note 14).

6. LONG-TERM DEBT

Long-term debt as of December 31, 2007 and 2006 consists of (in thousands):

2007	2006

Revolving bank credit facility	$98,438	$98,438
Senior subordinated notes	330,000	330,000
Other notes payable	22	44
Total	428,460	428,482
Less current maturities	(20)	(44)
	$428,440	$428,438

Speedway Motorsports, Inc. Annual Report on Form 10-K
74

Annual maturities of long-term debt as of December 31, 2007 are as follows (in thousands):

2008	$20
2009	2
2010	98,438
2011	–
2012	–
Thereafter	330,000
Total	$428,460

Bank Credit Facility (Note 14) – The Company has a long-term, senior revolving credit facility (the Credit Facility or the Revolving Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. As of December 31, 2007, and before amendment in January 2008, the Revolving Facility: (i) provides for aggregate borrowings of up to $400,000,000, including separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75,000,000, increasing up to $150,000,000 subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80,000,000; (v) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vi) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the Credit Facility term. The Credit Facility, as amended in 2006, permits investments aggregating up to an additional $50,000,000 in the Company’s oil and gas activities and certain other businesses, and allows for additional investments, contracts and contract assignment associated with the Company’s buying and selling of bulk petroleum products to specified foreign parties (see Note 2 – “Oil and Gas Activities” for additional discussion on these activities). Loans under the Revolving Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

At both December 31, 2007 and 2006, outstanding borrowings under the Revolving Facility were $98,438,000. As of December 31, 2007, outstanding letters of credit amounted to $1,862,000, and the Company could borrow up to an additional $299,700,000 under the Credit Facility.

The Credit Facility contains a number of affirmative and negative financial covenants, including requiring the Company to maintain certain ratios of funded debt to EBITDA, funded senior debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, sales of assets, and incurring other debt. Indebtedness under the Credit Facility is guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries (the Guarantors), and is secured by a pledge of all capital stock and limited liability company interests of the Guarantors.

Senior Subordinated Notes – In May 2003, the Company completed a private placement of 6 3/4% Senior Subordinated Notes due 2013 for principal of $230,000,000, filed a registration statement in August 2003 to exchange these notes for substantially identical notes registered under the Securities Act, and completed the exchange offer in September 2003. In July 2004, the Company completed a $100,000,000 private placement add-on offering to the $230,000,000 Senior Subordinated Notes issued in May 2003 to fund the purchase of North Carolina Speedway. The add-on notes were issued at par and net proceeds, after commissions and fees, approximated $98,250,000. The Company filed a registration statement in August 2004 to exchange these add-on notes for substantially identical registered notes and completed the exchange offer in October 2005. The add-on notes are identical to the Senior Subordinated Notes issued in May 2003 with the same interest rate, maturity, covenants, limitations, and other terms and are governed by the same indenture (hereafter both issuances are referred to as the Senior Subordinated Notes).

The Senior Subordinated Notes mature in 2013, are guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries, and interest payments are due semi-annually on June 1 and December 1. The Indenture governing the Senior Subordinated Notes permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes are subordinated to all present and future senior secured indebtedness of the Company, including the Credit Facility described above. The Company may redeem some or all of the Senior Subordinated Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning June 1, 2008

Speedway Motorsports, Inc. Annual Report on Form 10-K
75

to par after June 1, 2011. In the event of a change of control, the Company must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest.

The Credit Facility and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of December 31, 2007.

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

Under the present interest rate swap agreement, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $34,375,000. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. In 2006, the cash flow swap agreement was determined not to meet the conditions for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and was reclassified from accumulated other comprehensive income as a reduction in interest expense of $1,722,000, before income taxes of $670,000. Interest expense was not impacted prior to discontinuation of hedge accounting. Interest expense increased $998,000 in 2007 and $724,000 in 2006 due to market value changes of the interest rate swap agreement. At December 31, 2007 and 2006, the Company has reflected a derivative asset for this swap of less than $1,000 and $998,000. In 2005, the fair value hedge swap agreement was terminated and settled with a $501,000 net payment to the Company. The $501,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through May 2013. Such interest expense adjustments totaled $63,000 in 2007, $63,000 in 2006 and $31,000 in 2005. Interest expense reflects net settlement receipts totaling $617,000 in 2007, $599,000 in 2006 and $545,000 in 2005.

Subsidiary Guarantees – Amounts outstanding under the Credit Facility and Senior Subordinated Notes are guaranteed by all SMI operative subsidiaries except for Oil-Chem and its subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to SMI.

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2007	2006	2005
Gross interest costs	$30,687	$28,660	$28,183
Less: capitalized interest costs	(2,282)	(2,202)	(862)
Interest expense	28,405	26,458	27,321
Interest income	(7,421)	(5,673)	(5,431)
Interest expense, net	$20,984	$20,785	$21,890
Weighted-average interest rate on borrowings under bank Credit Facility	6.2%	6.2%	4.7%

7. CAPITAL STRUCTURE, PER SHARE DATA AND OTHER EQUITY INFORMATION

Preferred Stock – At December 31, 2007, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company’s Board of Directors. No preferred shares were issued or outstanding at December 31, 2007 or 2006.

Speedway Motorsports, Inc. Annual Report on Form 10-K
76

Per Share Data – The following schedule reconciles basic and diluted earnings per share (in thousands except per share amounts):

	2007	2006	2005
Net income applicable to common stockholders and assumed conversions	$38,394	$111,222	$108,135
Weighted average common shares outstanding	43,735	43,801	43,908
Dilution effect of assumed conversions:
Common stock equivalents – stock awards	171	205	270
Weighted average common shares outstanding and assumed conversions	43,906	44,006	44,178
Basic earnings per share	$0.88	$2.54	$2.46
Diluted earnings per share	$0.87	$2.53	$2.45
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	67	38	37

Declaration of Cash Dividends – The Company’s Board of Directors approved annual cash dividends on common stock for 2005 through 2007 as follows (in thousands except per share amounts):

	2007	2006	2005
Aggregate annual cash dividend	$14,625	$14,386	$14,094
Dividend per common share	$0.335	$0.33	$0.32
Record date	Oct 17	Oct 16	Nov 8
Paid to shareholders	Oct 31	Oct 31	Nov 21

All dividends were funded from available cash and cash equivalents on hand. See Note 6 – “Bank Credit Facility” and “Senior Subordinated Notes” for annual limitations on dividend payments.

Stock Repurchase Program – In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 6), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Company’s Board of Directors authorized SMI to repurchase up to an additional 1,000,000 shares of outstanding common stock under the same terms and conditions as the initial share repurchase authorization. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. The Company repurchased 473,000, 476,000 and 283,000 shares of common stock for $17,683,000 in 2007, $17,674,000 in 2006 and $10,332,000 in 2005. As of December 31, 2007, the Company could repurchase up to an additional 768,000 shares under the current authorization.

8. INCOME TAXES

Components of the provision for income taxes are as follows (in thousands):

	2007	2006	2005
Current:
Federal	$65,312	$75,050	$64,969
State	8,531	11,193	6,684
	73,843	86,243	71,653
Deferred:
Federal	(11,862)	(16,377)	(5,759)
State	(3,477)	(6,750)	1,875
	(15,339)	(23,127)	(3,884)
Total	$58,504	$63,116	$67,769

The reconciliation of statutory federal and effective income tax rates is as follows:

	2007	2006	2005
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	3.4	1.7	3.2
Losses on equity investees	22.1	–	–
Other, net	(0.1)	(0.5)	0.3
Total	60.4%	36.2%	38.5%

Speedway Motorsports, Inc. Annual Report on Form 10-K
77

Tax effects of temporary differences resulting in deferred income taxes are as follows (in thousands):

	2007	2006
Deferred tax liabilities:
Property and equipment	$154,554	$167,357
Expenses deducted for tax purposes and other	12,782	11,016
Subtotal	167,336	178,373
Deferred tax assets:
Income previously recognized for tax purposes	(21,025)	(13,007)
Stock option compensation expense	(1,376)	(846)
PSL and other deferred income recognized for tax purposes	(3,776)	(4,077)
State and federal net operating loss carryforwards	(2,253)	(2,001)
Equity investment	(21,286)	–
Foreign tax credits	–	(182)
Subtotal	(49,716)	(20,113)
Less: Valuation allowance	22,800	1,790
Net deferred tax assets	(26,916)	(18,323)
Total net deferred tax liabilities	140,420	160,050
Net current deferred tax liabilities	(22,229)	(22,064)
Net non-current deferred tax liabilities	$118,191	$137,986

At December 31, 2007, the Company has approximately $48,900,000 of state net operating loss carryforwards which expire in 2008 through 2027. At December 31, 2007 and 2006, valuation allowances of $22,800,000 and $1,790,000 have been provided against deferred tax assets because management is unable to determine whether ultimate realization is more likely than not for certain deferred tax assets and state net operating loss carryforwards.

Effective Tax Rate for 2007 Compared to 2006 – The effective income tax rate change for 2007 as compared to 2006 is due primarily to the Company reflecting a valuation allowance of approximately $20,547,000 against deferred tax assets, associated with 2007 equity investee losses of Motorsports Authentics (see Note 2), because management is unable to determine that ultimate realization is more likely than not. The Company’s 2007 effective income tax rate of 60.4% reflects an increase of approximately 22.1% resulting from the valuation allowance. The 2007 tax rate increase also reflects an increase of $464,000 in valuation allowances on certain state net operating loss carryforwards because management is unable to determine that ultimate realization is more likely than not.

Effective Tax Rate for 2006 Compared to 2005 – The effective income tax rate change for 2006 as compared to 2005 is due primarily to decreased effective state income tax rates resulting from the State of Texas replacing its franchise tax with a defined margin tax which is accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes” from the May 2006 enactment period, and to the benefit of foreign tax credits and a favorable examination settlement with the Internal Revenue Service as discussed below. The defined margin tax change reduced the Company’s 2006 income tax expense by $2,600,000 and effective income tax rate by 1.5%.

Tax Depreciation Method Change – At December 30, 2007 and 2006, the Company had significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the Internal Revenue Service (IRS), the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. The Company paid accelerated taxes of $28,179,000 in 2007, $27,266,000 in 2006 and $19,912,000 in 2005. Management believes the Company’s use of a seven-year recovery period prior to 2004 was appropriate in view of then existing tax law and related guidance. Management believes filing the change in tax accounting method was the best course of action to minimize costs and uncertainty. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over longer periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s future financial position or results of operations.

IRS Examination – In 2006, the IRS began performing a periodic examination of the Company’s federal income tax returns for the years ended December 31, 2004 and 2003. In February 2007, the Company reached a settlement with the IRS regarding all assessments proposed with respect to those tax returns.

Adoption of FASB Interpretation No. 48 – As of January 1, 2007, the Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB

Speedway Motorsports, Inc. Annual Report on Form 10-K
78

Statement No. 109” (FIN 48) which, among other things, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosures and transition. Evaluation of a tax position includes determining whether it is more likely than not a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position meets the more-likely-than-not recognition threshold, it is presumed the position will be examined by appropriate taxing authorities having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation. FIN 48 applies to all existing tax positions upon initial adoption.

In adopting FIN 48, the Company recognized an increase to income tax liabilities of $7,633,000 and noncurrent deferred tax assets of $3,220,000, and a corresponding cumulative adjustment decrease to retained earnings of $4,413,000 as of January 1, 2007. The non-cash adjustment had no impact on the Company’s results of operations. As of December 31, 2007, income tax liabilities for unrecognized tax benefits of approximately $7,159,000 were included in other noncurrent liabilities, all of which would affect the Company’s effective tax rate if recognized. As of December 31, 2006, income tax liabilities of approximately $2,976,000 were classified in accrued expenses and other liabilities based on SFAS No. 5 “Accounting for Contingencies”. As of December 31, 2007, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase or decrease within the next twelve months. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. In 2007, the Company recognized $538,000 in interest and penalties on uncertain tax positions. As of December 31, 2007, the Company had $3,373,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. It is reasonably possible the Company could recognize approximately $407,000 of unrecognized tax benefits within the next twelve months upon the expiration of a statute of limitations. The tax years that remain open to examination include 2002 through 2007 by the North Carolina Department of Revenue, and 2004 through 2007 by all other taxing jurisdictions to which the Company is subject.

A reconciliation of the change in the total unrecognized tax benefits and other information for the year ended December 31, 2007 is as follows (in thousands):

2007
Beginning of period	$7,774
Increases for tax positions of current year	230
Decreases for tax positions of prior years	(699)
Reductions for lapse of applicable statute of limitations	(146)
Reductions for settlements with taxing authorities	–
End of period	$7,159

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in the Consolidated Statement of Operations. Such taxes reported on a gross basis amounted to $12,327,000 in 2007, $12,049,000 in 2006 and $11,471,000 in 2005.

9. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at December 31, 2007 and 2006 include $5,331,000 and $5,492,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company did not anticipate or require repayment before December 31, 2008, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2006 primarily reflect increases for accrued interest on outstanding balances and decreases from repayments by, and shared expenses with, affiliates. Any increases pertain to note receivable arrangements in place before July 30, 2002. The amounts due were reduced from shared expenses and repayments net of accrued interest by $161,000 in 2007, $86,000 in 2006 and $284,000 in 2005.

Notes and other receivables from affiliates at December 31, 2006 included $1,087,000 due from a partnership in which the Company’s Chairman and Chief Executive Officer is a partner, and $951,000 due from the Company’s Chairman and Chief Executive Officer. The amounts due were repaid in full during 2007. The partnership note was collateralized by certain partnership land. The other amount due represented premiums paid by the Company under a split-dollar life

Speedway Motorsports, Inc. Annual Report on Form 10-K
79

insurance trust arrangement on behalf of the Chairman, cash advances and expenses paid by the Company on behalf of the Chairman before July 30, 2002 and accrued interest.

Notes and other receivables from affiliates at December 31, 2007 and 2006 also include $3,459,000 and $3,196,000, including accrued interest, due from Motorsports Authentics, a 50% owned joint venture (see Note 1). The note was executed in 2006, bears interest at prime and is due within thirteen months of demand. Because the Company does not anticipate or require repayment before December 31, 2008, the amount has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

Amounts payable to affiliate at December 31, 2007 and 2006 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates.

600 Racing and SMI Properties each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $233,000 in 2007, $197,000 in 2006 and $197,000 in 2005, and for SMI Properties approximated $264,000 in 2007, $333,000 in 2006 and $333,000 in 2005. At December 31, 2007 and 2006, amounts owed to Chartown were not significant.

LVMS purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $345,000 in 2007, $321,000 in 2006 and $236,000 in 2005. LVMS sold used vehicles to SAI for approximately $163,000 in 2007, $139,000 in 2006 and $105,000 in 2005. At December 31, 2007 and 2006, there were no associated amounts due to or from SAI.

Oil-Chem sold zMax micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $1,917,000 in 2007, $1,392,000 in 2006 and $1,495,000 in 2005. Oil-Chem leases a warehouse facility from Chartown under an annually renewable lease agreement. Annual rent expense for Oil-Chem was not significant in 2005 through 2007. At December 31, 2007 and 2006, approximately $175,000 and $143,000 was due from SAI and is reflected in current assets.

SMI Properties purchased and sold motorsports merchandise, and received commissions for merchandise sold during

Company events from Motorsports Authentics, a 50% owned joint venture (see Note 1). In 2007 and 2006, merchandise purchases approximated $12,787,000 and $10,364,000, and merchandise sales and event related commissions approximated $3,805,000 and $4,770,000. During the period after MA formation and through December 31, 2005, merchandise purchases approximated $440,000 and merchandise sales and event related commissions approximated $220,000. At December 31, 2007 and 2006, net amounts owed to MA approximated $4,004,000 and $791,000, and are reflected in current liabilities.

In connection with supervising and managing significant construction and renovation projects at various SMI speedways, the Company incurred charges of approximately $161,000 from SAI in 2005 for project management services provided by SAI employees with expertise in these areas. There were no significant project management services provided in 2007 or 2006. At December 31, 2007 and 2006, $161,000 was owed to SAI and is included in current liabilities.

The foregoing related party balances as of December 31, 2007 and 2006, and transactions for the three years ended December 31, 2007 are summarized below (in thousands):

		December 31,
		2007	2006
Notes receivable and other receivables		$8,964	$10,869
Amounts payable to affiliates		6,759	3,546

	2007	2006	2005
Merchandise and vehicle purchases	$13,132	$10,685	$837
Merchandise and vehicle sales and event related commissions, reimbursed shared expenses and project management services	6,265	6,821	2,490
Rent expense	497	530	530
Interest income	691	523	472
Interest expense	141	140	126

10. LEGAL PROCEEDINGS AND CONTINGENICES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Speedway Motorsports, Inc. Annual Report on Form 10-K
80

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

The Company entered into an agreement with IDIA Network, LLC (“IDIA”) on or about March 29, 2006, pursuant to which IDIA would provide certain advertising at the Company’s subsidiary motorsports venues through permanently installed video monitors. By letter dated April 27, 2007, the Company issued a notice to IDIA that it was in default under the agreement. On May 10, 2007, IDIA filed for protection under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Washington (the “Bankruptcy Court”). On May 24, 2007, IDIA filed an Adversary Proceeding against the Company in the Bankruptcy Court alleging fraud in the inducement and breach of contract. IDIA seeks a determination regarding the ownership of certain equipment, and seeks damages of at least $5,000,000. The Company filed a motion seeking in the alternative a dismissal of the Adversary Proceeding or a transfer to the United States District Court for the Western District of North Carolina. The Bankruptcy Court ruled on the Company’s motions on August 24, 2007. The Bankruptcy Court dismissed without prejudice IDIA’s fraudulent inducement claim. IDIA previously amended its complaint to drop its breach of contract claim and to add a fraudulent conveyance claim regarding monies paid by IDIA to the Company. The Bankruptcy court maintained jurisdiction over the claim seeking a determination over the ownership of certain equipment and the fraudulent conveyance claim. Trial in this matter is scheduled for the week of April 20, 2008. The Company is vigorously defending this matter, and does not expect disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

In 2006, the Company purchased a Russian entity, OOO Visheraneft, to exploit certain mineral rights in an existing oilfield in the Perm region of Russia (the Perm Oilfield). The Company has been informed that Visheraneft’s alleged predecessor entity and several of its shareholders have filed suit in the Russian courts challenging certain rights of Visheraneft. The alleged predecessor entity and the shareholders contend they maintain an interest in the mineral rights license registered to Visheraneft with respect to the Perm Oilfield. On October 17, 2007, the Trial Court ruled in Visheraneft’s favor with respect to challenges by its predecessor entity and several of its shareholders against Visheraneft’s rights in its license. On December 19, 2007, the intermediate appellate court upheld Visheraneft’s subsoil license rights. We are awaiting notice that no further appeals have been taken. Additionally, the Company was informed on January 23, 2008 that it was discovered in the process of attempting to make required filings with the local tax office to finalize the Company’s acquisition of Visheraneft, that an unknown third party had made what appeared to be a fraudulent filing purporting to show that party as the owner of Visheraneft. The Company believes this filing will be set aside as fraudulent and that the Company’s acquisition will be finalized. However, the Company is currently uncertain as to whether the issues involving Visheraneft will result in a material adverse impact on the Company’s future financial position, results of operations or cash flows.

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

Under the 2004 Plan, 2,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (i) no more than

Speedway Motorsports, Inc. Annual Report on Form 10-K
81

1,000,000 shares may be granted in the form of restricted stock awards; (ii) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (iii) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (iv) in the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. At December 31, 2007, approximately 1,915,000 shares are available for future grant. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate ten years from adoption in February 2004.

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

In 2005 through 2007, the exercise price of all stock options granted under the 2004 Plan was the fair or trading value of the Company’s common stock at grant date and all options expire ten years from grant date. Stock options granted in 2007 and 2006 vest in equal installments over three years. Stock options granted in 2005 vest in equal installments over three years or immediately. All stock options granted in 2004 originally vested in equal installments over three years and are now fully vested after acceleration of vesting in 2005 as further described below. Restricted stock awards in 2007 and 2006 vest three years from date of award. There were no awards of restricted stock under the 2004 Plan in 2005.

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

Effective October 19, 2005, the Company’s Board of Directors approved the accelerated vesting of all then outstanding unvested stock options granted under the 1994 Stock Option Plan and the 2004 Stock Incentive Plan, and associated employee stock option agreements were amended. All other terms and conditions of the options remain the same. Unvested options to purchase 485,850 shares of common stock with a weighted-average exercise price of $37.00 per share became exercisable upon vesting acceleration. This accelerated vesting reduced non-cash compensation expense that would have been recorded in future periods following application of SFAS No. 123R, which was effective for the Company beginning January 1, 2006.

Formula Stock Option Plan for Directors – The Formula Stock Option Plan was suspended in December 2007 and a proposed new plan, as further described below, is subject to stockholder approval at the Annual Meeting on April 23, 2008. The Formula Stock Option Plan was for the benefit of the Company’s outside directors. Prior to plan suspension, before February 1 each year, individual outside directors were awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the average fair market value per share for the ten day period prior to award. All options granted under this plan generally vested in six months, and expired ten years, from grant date. The Company granted options under this plan to purchase 10,000 shares of common stock to each of five outside directors as of January 2, 2007 at an exercise price per share of $38.45 determined in accordance with plan provisions. No options were granted under this plan in 2008.

New 2008 Formula Restricted Stock Plan – In December 2007, the SMI Board of Directors, excluding non-employee

Speedway Motorsports, Inc. Annual Report on Form 10-K
82

directors, suspended the Formula Stock Option Plan and adopted a new 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) subject to stockholder approval at the Annual Meeting on April 23, 2008. The 2008 Formula Plan is intended to promote the interests of the Company and its stockholders by providing non-employee directors with Company ownership interests to more closely align their interests with the Company’s stockholders and to enhance the Company’s ability to attract and retain highly qualified non-employee directors. The 2008 Formula Plan is intended to constitute a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. Approval of the 2008 Formula Plan and termination of the Formula Stock Option Plan will not adversely affect rights under any outstanding stock options previously granted under the Formula Stock Option Plan. The 2008 Formula Plan will be administered by the Board of Directors, excluding non-employee directors, and will expire by its terms in February 2018. The Board of Directors, excluding non-employee directors, may amend, suspend or terminate the 2008 Formula Plan in whole or in part, provided that no such amendment, suspension or termination adversely affects previously granted awards without the consent of the award recipient. Any such amendment, suspension or termination may be subject to stockholder approval.

Under the proposed 2008 Formula Plan, 100,000 shares of SMI’s common stock will be reserved for issuance and awards will be in the form of restricted stock. On the first business day following each annual meeting, beginning with the Company’s 2008 Annual Meeting, each non-employee director who is then a member of the Board shall receive a grant of restricted stock consisting of the number of shares equaling $60,000 divided by the average market value of the common stock as of the grant date. Average market value is defined as the average of closing sale prices for the twenty days immediately preceding the grant gate, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates.

Employee Stock Purchase Plan – The SMI Employee Stock Purchase Plan (the ESPP) provides employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At December 31, 2007, approximately 439,000 shares are available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether eligible employees electing to participate will be granted the right to purchase shares of common stock for the upcoming calendar year and, if granted, the number of shares available for purchase under each option. All employee grants are for the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in each calendar year, nor can an employee purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Grants may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for calendar years 2007, 2006 or 2005.

Adoption of SFAS No. 123R “Share-Based Payment” – As of January 1, 2006, the Company implemented SFAS No. 123R “Share-Based Payment” using the modified prospective method of transitioning to SFAS No. 123R, and began recognizing compensation expense related to stock option and other share-based compensation grants. Prior to January 1, 2006, the Company accounted for stock-based employee compensation using APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations, and applied the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB No. 123” and presented the pro forma effect on net income and earnings per share based on the fair value recognition provisions of SFAS No. 123R for periods prior to adoption. Under the modified prospective transition method, share-based compensation cost is recognized for (i) unvested share-based awards granted before January 1, 2006 based on the grant-date fair value estimated using the original provisions of SFAS No. 123 and (ii) share-based awards granted after January 1, 2006 based on grant-date fair value estimated using the provisions of SFAS No. 123R. All stock options granted under the 1994 Plan and the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date, and under the Formula Stock Option Plan for Directors have an exercise price equal to the average fair market value per share for the ten day period prior to award.

Based on the terms of these stock option plans and the ESPP, no share-based compensation cost has been reflected in net income for these plans prior to January 1, 2006. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted.

Adoption of SFAS No. 123R did not have a material impact on the Company’s financial statements, results of operations or cash flows, or the assumptions used for computing grant-date fair values. For the years ended December 31, 2007 and 2006, share-based compensation expense totaled

Speedway Motorsports, Inc. Annual Report on Form 10-K
83

$1,825,000 and $998,000, before income taxes of $699,000 and $361,000, respectively, which is included in general and administrative expense. There were no significant unvested awards granted to retirement-eligible employees prior to January 1, 2006 that required compensation expense recognition. Prior period results were not restated. Prior to adoption of SFAS No. 123R, the Company presented the tax benefits from stock option exercises in cash flows from operations on the Consolidated Statement of Cash Flows in accordance with applicable accounting standards. SFAS No. 123R requires classification of cash flows resulting from such tax benefits, including those pertaining to restricted stock awards, if any, in cash flows from financing activities on a prospective basis. In determining excess additional paid-in-capital upon adoption of SFAS No. 123R, the Company utilized the simplified alternative provided in FASB Staff Position FAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.

The following table illustrates the pro forma effect on net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123R to share-based employee compensation for the year ended December 31, 2005. The fair value of stock option grants under the 1994 Plan, 2004 Plan and Formula Stock Option Plan is estimated using various factors and assumptions described below and amortized into expense over the associated vesting periods (in thousands, except per share amounts):

2005
Net income as reported	$108,135
Less: Share-based compensation expense determined using fair value method for all awards net of taxes	(2,996)
Pro forma net income	$105,139
Basic earnings per share:
As reported	$2.46
Pro forma	$2.39
Diluted earnings per share:
As reported	$2.45
Pro forma	$2.38

There were no significant changes in the characteristics of restricted stock or stock options granted during 2007 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. The fair value of stock option grants for the 1994 Plan, 2004 Plan and Formula Stock Option Plan is estimated on grant date using the Black-Scholes option-pricing model based on the following factors and assumptions. Expected volatility is based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises, forfeitures and employee terminations within the pricing model. Employee groups have similar historical exercise experience and are combined for valuation purposes. The expected term of granted options is estimated based on historical exercise experience and represents the time period that granted options are expected to be outstanding. Risk-free interest rates for periods within the expected life of options are based on the US Treasury yield curve in effect at the time of grant. The Company believes the pricing model and approach utilized to develop the underlying assumptions are appropriate for estimating the fair values of share-based awards. These fair value and other estimates are not intended to predict future events or value ultimately realizable by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of original estimates.

	2007	2006	2005
Options granted	60,000	125,000	148,000
Weighted average grant-date fair values	$12.36	$11.66	$11.06
Total intrinsic value of options exercised	$1,898,000	$4,528,000	$3,565,000
Weighted average expected volatility	23.7%	26.2%	28.0%
Weighted average risk-free interest rates	4.7%	4.4%	4.2%
Weighted average expected lives (in years)	6.6	6.0	4.6
Weighted average dividend yield	0.9%	0.9%	0.8%

Speedway Motorsports, Inc. Annual Report on Form 10-K
84

Various stock option information regarding the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for 2005 through 2007 is summarized as follows (shares in thousands):

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
Activity	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2005	1,650	$18.85-$41.13	$28.82	357	$37.00	$37.00	350	$14.94-$28.77	$24.96
Granted	–	–	–	98	38.97	38.97	50	38.18	38.18
Cancelled	(7)	22.38-33.81	28.66	(22)	37.00	37.00	–	–	–
Exercised	(265)	18.85-33.81	25.29	(2)	37.00	37.00	(20)	14.94	14.94
Outstanding, December 31, 2005	1,378	18.85-41.13	29.50	431	37.00-38.97	37.45	380	20.63-38.18	27.23
Granted	–	–	–	75	35.68-39.13	38.44	50	34.97	34.97
Cancelled	(17)	22.38-41.13	39.03	(3)	37.00-38.97	37.64	–	–	–
Exercised	(254)	18.85-33.81	23.94	(22)	37.00	37.00	(80)	20.63-27.88	25.00
Outstanding, December 31, 2006	1,107	18.85-41.13	30.62	481	35.68-39.13	37.62	350	22.31-38.18	28.85
Granted	–	–	–	10	39.22	39.22	50	38.45	38.45
Cancelled	–	–	–	(4)	37.00	37.00	–	–	–
Exercised	(78)	18.85-33.81	26.27	(47)	37.00-38.97	37.15	(50)	22.31-27.88	25.13
Outstanding, December 31, 2007	1,029	$18.85-$41.13	$30.95	440	$35.68-$39.22	$37.71	350	$22.31-$38.45	$30.75

Options outstanding and exercisable for the 1994 Plan, 2004 Plan and Formula Stock Option Plan combined as of December 31, 2007 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number Outstanding	Exercise Price	Remaining Contractual Life-In Years	Number Exercisable	Exercise Price	Remaining Contractual Life-In Years
$18.85	93	$18.85	3.7	93	$18.85	3.7
22.31-24.38	106	22.98	2.8	106	22.98	2.8
25.28-26.36	216	26.10	4.8	216	26.10	4.8
26.88-29.13	255	28.62	2.6	255	28.62	2.6
29.64-31.05	194	29.71	5.9	194	29.71	5.9
33.81-35.68	100	34.67	6.0	90	34.56	5.7
37.00	412	37.00	6.9	412	37.00	6.9
38.18-41.13	443	39.72	5.4	376	39.84	4.8
$18.85-$41.13	1,819	$32.55	5.1	1,742	$32.28	5.0

Speedway Motorsports, Inc. Annual Report on Form 10-K
85

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
		Weighted Average			Weighted Average			Weighted Average
Exercisable as of:	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs
December 31, 2005	1,378	$29.50	5.4	379	$37.24	9.1	380	$27.23	5.4
December 31, 2006	1,107	$30.62	4.9	371	$37.33	8.1	350	$28.85	5.8
December 31, 2007	1,029	$30.95	3.9	363	$37.51	7.3	350	$30.75	5.7

The following is a summary of vested and non-vested option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan during the year ended December 31, 2007 (shares and aggregate intrinsic value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Vested and Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	1,107	$30.62	–	–	481	$37.62	–	–	350	$28.85	–	–
Granted	–	–	–	–	10	39.22	–	–	50	38.45	–	–
Expired, forfeited or cancelled	–	–	–	–	(4)	37.00	–	–	–	–	–	–
Exercised	(78)	26.27	–	–	(47)	37.15	–	–	(50)	25.13	–	–
Outstanding, December 31, 2007	1,029	$30.95	3.9	$2,926	440	$37.71	7.5	–	350	$30.75	5.7	$1,034
Exercisable, December 31, 2007	1,029	$30.95	3.9	$2,926	363	$37.51	7.3	–	350	$30.75	5.7	$1,034
Expected to vest, December 31, 2007	–	–	–	–	75	$38.67	8.7	–	–	–	–	–

Speedway Motorsports, Inc. Annual Report on Form 10-K
86

As of December 31, 2007, there was approximately $432,000 of total unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted-average period of 0.8 year, and none related to the 1994 Plan or the Formula Stock Option Plan. The Company generally records stock-based compensation cost for granted stock options on the accelerated method using a graded vesting schedule over the requisite service period. Outstanding and exercisable stock options with no intrinsic value as of December 31, 2007 are excluded from the aggregate intrinsic values presented above. In 2007 and 2006, options to purchase 50,000 shares of common stock vested under the Formula Stock Option Plan, and in 2007 and 2006, options to purchase 42,000 and 17,000 shares of common stock, respectively, vested under the 2004 Plan. There were no capitalized share-based compensation costs at December 31, 2007 or 2006. The following is a summary of non-vested option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan during the year ended December 31, 2007 (shares in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant-date Fair Value Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant- date Fair Value Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant- date Fair Value Per Share
January 1, 2007	–	–	–	–	110	$38.61	9.5	$12.32	–	–	–	–
Granted	–	–	–	–	10	39.22	10.0	8.38	50	$38.45	10.0	$13.15
Vested	–	–	–	–	(42)	38.66	8.5	12.19	(50)	38.45	9.5	13.15
Forfeited	–	–	–	–	–	–	–	–	–	–	–	–
December 31, 2007	–	–	–	–	78	$38.66	8.7	$11.89	–	–	–	–

The following is a summary of non-vested restricted stock activity regarding the 2004 Plan during the year ended December 31, 2007 (shares and aggregate intrinsic value in thousands):

Non-vested Restricted Stock	Shares	Weighted- Average Grant- date Fair Value Per Share	Weighted- Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
January 1, 2007	36	$39.02	2.9	–
Granted	40	32.57	3.0	–
Vested	(1)	36.25	–	–
Forfeited	(2)	37.75	1.9	–
December 31, 2007	73	$35.59	2.5	$2,269

As of December 31, 2007, there was approximately $2,052,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the 2004 Plan that is expected to be recognized over a weighted-average period of 1.4 years. The Company generally records stock-based compensation cost for restricted stock awards using the straight line method over the requisite service period.

12. EMPLOYEE BENEFIT PLANS

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to all Company employees who meet certain eligibility requirements. The Plan allows participants to elect contributions of up to 15% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants are fully vested in Company matching contributions after five years. The Company’s contributions to the Plan were $254,000 in 2007, $266,000 in 2006 and $269,000 in 2005.

The Speedway Motorsports, Inc. Deferred Compensation Plan commenced in 2005 and is available to all Company employees who meet eligibility requirements. This plan allows participants to elect to defer up to 75% of their base salary and 100% of their annual bonus and other cash compensation, if any, as permitted by the Plan Administrator. The Company may make discretionary contributions for any one or all eligible employees which, if any, shall be 100% vested following three years of service once first eligible to participate in this plan. There were no Company contributions in 2005 through 2007.

Speedway Motorsports, Inc. Annual Report on Form 10-K
87

13. SEGMENT DISCLOSURES

The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its various major speedway facilities located in the United States. The Company’s business and activities, including those of its subsidiaries and joint venture equity investees, are described in Note 1. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of TSI and MBM non-event motorsports and non-motorsports merchandising, 600 Racing non-event merchandising and sanctioning body activities, SMIL and Oil-Chem oil and gas and micro-lubricant activities, and office rentals at certain Company speedways. Certain oil and gas activities include operations and assets located in foreign countries as further described in Note 2 –“Oil and Gas Activities”.

Of the Company’s total revenues, approximately 82% in 2007, 84% in 2006 and 80% in 2005 were derived from NASCAR-sanctioned events. Of the Company’s total revenues, approximately 25% or $142,517,000 for 2007, 29% or $162,715,000 for 2006, and 26% or $140,956,000 for 2005 pertain to NASCAR broadcasting rights fees for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways.

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes and other expense (income) and specified unusual non-recurring items if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. There were no significant intersegment or intercompany revenues, expenses or other transactions during the periods presented. The following segment information is for the three years ended December 31, 2007, and as of December 31, 2007 and 2006 (in thousands):

	2007			2006			2005
	Motorsports Event Related	All Other (Note 2)	Consolidated Total	Motorsports Event Related	All Other (Note 2)	Consolidated Total	Motorsports Event Related	All Other (Note 2)	Consolidated Total
Revenues	$528,805	$32,841	$561,646	$531,505	$35,860	$567,365	$496,303	$47,765	$544,068
Depreciation and amortization	43,877	598	44,475	40,211	496	40,707	37,098	509	37,607
Losses from equity investees	57,422	–	57,422	3,343	–	3,343	273	–	273
Operating income (loss)	202,041	(21,538)	180,503	209,576	(10,925)	198,651	191,657	(4,052)	187,605
Capital expenditures	66,527	6,541	73,068	104,081	444	104,525	96,369	209	96,578

December 31, 2007				December 31, 2006
Goodwill and other intangibles	$147,745	$8,248	$155,993	$147,745	$8,377	$156,122
Total assets	1,504,453	73,867	1,578,320	1,521,458	61,950	1,583,408
Equity investments	76,678	–	76,678	135,346	–	135,346

Speedway Motorsports, Inc. Annual Report on Form 10-K
88

The following table reconciles segment operating income above to consolidated income before income taxes for the three years ended December 31, 2007 (in thousands):

	2007	2006	2005
Total segment operating income	$180,503	$198,651	$187,605
Adjusted for:
Interest expense, net	(20,984)	(20,785)	(21,890)
AMS insurance recovery gain	–	–	8,829
Losses on equity investees	(57,422)	(3,343)	(272)
Other income (expense), net	(5,199)	(185)	1,632
Consolidated income before income taxes	$96,898	$174,338	$175,904

14. PURCHASE OF NEW HAMPSHIRE MOTOR SPEEDWAY AND AMENDMENT OF BANK CREDIT FACILITY IN JANUARY 2008

On January 11, 2008, the Company purchased 100% of the outstanding stock of New Hampshire Speedway, Inc., d/b/a New Hampshire International Speedway, for $340,000,000 in cash. The New Hampshire International Speedway is being renamed New Hampshire Motor Speedway (NHMS). NHMS owns and operates a multi-use complex located in Loudon, New Hampshire, featuring a 1.058-mile oval superspeedway and a 1.6-mile road course on approximately 1,175 acres. The purchase also included 50% ownership interest in the outstanding stock of North Wilkesboro Speedway, Inc. (NWS), which had an insignificant fair value. The Company has owned the remaining 50% interest for several years. NWS has no operations and its assets consist primarily of real estate. NHMS has sanction agreements to host two NASCAR Sprint Cup and one NASCAR Nationwide Series races in 2008, among other events and track rentals. The purchase of NHMS expands the Company’s motorsports business into one of the largest media markets in North America. Management believes its facilities and racing events provide the Company with opportunities for increasing revenues and profitability. The purchase price was funded with available cash and $300,000,000 in borrowings under the Company’s amended Credit Facility as further described below. The acquisition will be accounted for using the purchase method, and the results of operations after acquisition will be included in the Company’s consolidated statements of income.

On January 10, 2008, the Company amended its Credit Facility (see Note 6) to increase the amount available for borrowing under revolving loans from $400,000,000 to

$500,000,000, and to specifically exclude the NHMS purchase from the provision that aggregate cash consideration for the Company’s motorsports industry related transactions in any fiscal year could not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end. After the purchase, the Company had outstanding borrowings of $398,438,000 and could borrow up to an additional $99,700,000 under the amended Credit Facility as of January 11, 2008.

15. PLANS FOR DISCONTINUING OIL AND GAS OPERATIONS SUBSEQUENT TO FISCAL YEAR 2007

In March 2008, because of the ongoing challenges with oil and gas activities, the Company is contemplating discontinuing those operations during 2008, although no final decision has been made. As further described in Notes 2 and 10, those operations have been conducted primarily in foreign countries and particularly in Russia since the second quarter 2006. These oil and gas operations involve business, credit and other risks different from the Company’s motorsports operations, and the ability to invest and compete successfully and profitably has been subject to many factors outside management’s control. Many operating risks and challenges involve difficult or restrictive governmental situations when attempting to conduct business, access or transfer assets or funds, or facilitate production and similar activities in Russia and other foreign countries.

If and when the Company decides to discontinue the oil and gas business, it would likely be presented as discontinued operations and prior period financial statements will be reclassified when presented. As of December 31, 2007, assets and liabilities associated with the oil and gas business consist primarily of: (i) invested and capitalized amounts aggregating $15,225,000 for two foreign entities owning certain oil and gas mineral rights in Russia ($6,484,000 for OOO Visheraneft and $8,741,000 for OOO Vorga); (ii) net receivables of $2,886,000; and (iii) current liabilities of $912,000. The invested and capitalized amounts consist principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method.

At this time, the Company no longer plans to expand or increase its investment in connection with the two foreign entities or make other foreign investments except as described herein. The Company may decide or be required to spend certain additional amounts or take legal actions to protect or preserve its interests in oil and gas mineral rights and maintain or maximize the potential recovery value of proven and unproven reserves, and to protect other aspects

Speedway Motorsports, Inc. Annual Report on Form 10-K
89

of the Company’s oil and gas investments. This may include entering into other contracts or joint venture arrangements depending on perceived opportunities for maintaining or maximizing potential recovery value. Such additional expenditures, although presently undeterminable, could become material depending on the facts, circumstances and ultimate outcome of any attempted recovery or resolution. Those costs, if significant and ultimately not recovered, could have a material adverse effect on the Company’s future financial position, results of operations or cash flows. Although discontinuation plans are being formulated, many or most of the risk and other factors discussed herein remain relevant to the Company’s oil and gas business activities.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

• Management Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act, Rules 13a-15(e) and 15d-15(e)). The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The following is management’s conclusion and report on the Company’s internal control over financial reporting as of December 31, 2007:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 13, 2008

The management of Speedway Motorsports, Inc. is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance, it is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override of controls. Because of such limitations, there is a risk that material misstatements due to error or fraud may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Speedway Motorsports, Inc. Annual Report on Form 10-K
90

The management of Speedway Motorsports, Inc. assessed the Company’s internal control over financial reporting as of December 31, 2007, based on the COSO criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the management of Speedway Motorsports, Inc. concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal controls over financial reporting. There were no changes in the Company’s internal control over financial reporting in the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No other information to be reported.

Speedway Motorsports, Inc. Annual Report on Form 10-K
91

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is furnished by incorporation by reference to all information under the captions titled “Directors, Directors-Nominees and Executive Officers”, “Corporate Governance”, “Committees of the Board and Board Meetings”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of the Shareholders to be held on April 23, 2008 (the “Proxy Statement”).

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
92

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The exhibits and other documents filed as a part of this Annual Report on Form 10-K, including those exhibits incorporated by reference in this report, are:

(1)	Financial Statements:

See the Index to Financial Statements which appears on page 52 hereof.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Speedway Motorsports, Inc. (“SMI”) (incorporated by reference to Exhibit 3.1 to SMI’s Registration Statement on Form S-1 filed December 22, 1994 (File No. 33-87740) of SMI (the “Form S-1”)).

3.2	Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form S-1).

3.3	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431).

3.4	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091).

3.5	Amendment No. 1 to Bylaws of SMI.

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2	Indenture dated as of May 16, 2003 among SMI, the guarantors named therein, and U.S. Bank National Association, as trustee (the “2003 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 Form 10-Q”)).

4.3	Form of 6 3/4% Senior Subordinated Notes due 2013 (included in the 2003 Indenture).

*10.1	Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R. Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).

*10.2	Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and H.A. “Humpy” Wheeler, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.44 to the Form S-1).

*10.3	Speedway Motorsports, Inc. 1994 Stock Option Plan Amended and Restated May 9, 2002 (incorporated by reference to Exhibit 4.1 SMI’s Registration Statement on Form S-8 filed May 31, 2002 (File No. 333-89496)).

*10.4	Speedway Motorsports, Inc. Formula Stock Option Plan Amended and Restated May 2, 2002 (incorporated by reference to Exhibit 1 to SMI’s Definitive Proxy Statement (Form DEFA 14A filed April 25, 2002).

*10.5	Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and Restated as of May 3, 2000 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed March 24, 2000).

Speedway Motorsports, Inc. Annual Report on Form 10-K
93

Exhibit Number	Description
10.6	Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to Form S-1).

10.7	Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton Smith in favor of SMI (incorporated by reference to Exhibit 10.20 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.8	Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).

10.9	Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

10.10	Guaranty Agreement dated as of December 18, 1996 among SMI, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).

10.11	Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe’s Home Centers, Inc., Lowe’s HIW, Inc. and Sterling Advertising Ltd. (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.12	Asset Purchase Agreement between Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc., Bristol Motor Speedway, Inc. and Levy Premium Foodservice Limited Partnership dated November 29, 2001 (the “Levy Asset Purchase Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.14 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”).

10.13	Amendment Number 1 to Levy Asset Purchase Agreement dated January 31, 2002 (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the 2001 Form 10-K).

10.14	Management Agreement by and between SMI, Levy Premium Foodservice Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (the “Levy Management Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to the 2001 Form 10-K).

10.15	Assignment of and Amendment to Levy Management Agreement dated January 24, 2002 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

10.16	Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy Premium Foodservice Limited Partnership (incorporated by reference to Exhibit 10.18 to the 2001 Form 10-K).

10.17	Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc. in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc., Bristol Motor Speedway, Inc. and SMI (incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K).

10.18	Naming Rights Agreement Between Sears Point Raceway, LLC and SMI, and Infineon Technologies North America Corp., dated June 11, 2002 (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed June 24, 2002).

10.19	Credit Agreement dated as of May 16, 2003 among SMI and Speedway Funding, LLC as borrowers, certain subsidiaries and related parties of SMI, as Guarantors, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (the “2003 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to SMI’s June 30, 2003 Form 10-Q).

10.20	Pledge Agreement dated as of May 16, 2003 by SMI and the subsidiaries of SMI that are guarantors under the 2003 Credit Agreement, as pledgors, and Bank of America, N.A. as agent for the Lenders and a Lender under the 2003 Credit Agreement (incorporated by reference to Exhibit 10.2 to SMI’s June 2003 Form 10-Q).

10.21	Registration Rights Agreement dated as of May 16, 2003 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.3 to SMI’s June 2003 Form 10-Q).

Speedway Motorsports, Inc. Annual Report on Form 10-K
94

Exhibit Number	Description
10.22	Purchase Agreement dated May 8, 2003 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.4 to SMI’s June 2003 Form 10-Q).

*10.23	Description of Compensatory Arrangement with Mr. Marcus G. Smith (incorporated by reference to Exhibit 10.23 to SMI’s Annual Report on Form 10-K filed March 15, 2007).

*10.24	Speedway Motorsports, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed April 28, 2005 (File No. 333-114965)).

*10.25	Form of Incentive Stock Option Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed December 14, 2005).

*10.26	Form of Nonstatutory Stock Option Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on 8-K filed December 14, 2005).

10.27	Second Amendment to Credit Agreement dated as of March 15, 2006, relating to the 2003 Credit Agreement, by and among SMI, Speedway Funding, LLC, and certain of SMI’s subsidiaries and related parties, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.28	Speedway Motorsports, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2006) (the “SMI 2006 Form 10-K”).

10.29	Agreement and Plan of Merger dated August 29, 2006 by and among SMISC, LLC, a Delaware limited liability company (“Parent”), Motorsports Authentics, Inc., an Arizona corporation and a wholly owned indirect Subsidiary of Parent, Action Performance Companies, Inc., an Arizona corporation, and certain members of Parent (incorporated by reference to Exhibit 2.1 to SMI’s Current Report on Form 8-K filed August 30, 2006).

10.30	Third Amendment to Credit Agreement dated as of December 2, 2006, relating to the 2003 Credit Agreement, by and among SMI and certain of its subsidiaries and related parties, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (incorporated by reference to Exhibit 10.30 to SMI’s 2006 Form 10-K).

10.31	Fourth Amendment, dated May 15, 2007, to the Credit Agreement dated May 16, 2003, as amended, among SMI and certain of its subsidiaries and related parties, and the various Lenders identified on the signature pages thereto (the Lenders), including Bank of America, N.A. as Administrative Agent for the Lenders, Wachovia Bank N.A., as Syndication Agent, Caylon New York Branch and SunTrust Bank, as the Documentation Agents, and Banc of America Securities LLC, as Lead Arranger and Book Manager, for the Lenders (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)(the “SMI September 30, 2007 Form 10-Q”).

10.32	Fifth Amendment, dated August 30, 2007, to the Credit Agreement dated May 16, 2003, as amended, among SMI and certain of its subsidiaries and related parties, and the various Lenders identified on the signature pages thereto (the Lenders), including Bank of America, N.A. as Administrative Agent for the Lenders, Wachovia Bank N.A., as Syndication Agent, Caylon New York Branch and SunTrust Bank, as the Documentation Agents, and Banc of America Securities LLC, as Lead Arranger and Book Manager, for the Lenders. (incorporated by reference to Exhibit 10.2 to SMI’s September 30, 2007 Form 10-Q).

10.33	Form of Restricted Stock Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on 8-K filed October 23, 2007).

10.33	Sixth Amendment, dated January 10, 2008, to the Credit Agreement dated May 16, 2003, as amended, among SMI and certain of its subsidiaries and related parties, and the various Lenders identified on the signature pages thereto (the Lenders), including Bank of America, N.A. as Administrative Agent for the Lenders, Wachovia Bank N.A., as Syndication Agent, Caylon New York Branch and SunTrust Bank, as the Documentation Agents, and Banc of America Securities LLC, as Lead Arranger and Book Manager, for the Lenders (incorporated by reference to Exhibit 10.1 to SMI’s January 16, 2008 Form 8-K).

Speedway Motorsports, Inc. Annual Report on Form 10-K
95

Exhibit Number	Description
10.34	Stock Purchase Agreement, dated October 30, 2007, between SMI, Robert P. Bahre and Gary G. Bahre relating to the New Hampshire International Speedway.

*10.35	Incentive Compensation Plan, dated as of April 18, 2007 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on February 13, 2007).

21.1	Subsidiaries of SMI.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

23.3	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Certified Public Accountants, Grant Thornton LLP.

*	Management compensation contract, plan or arrangement.

Speedway Motorsports, Inc. Annual Report on Form 10-K
96

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.	Date: March 13, 2008

BY: /S/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dates

/S/ O. BRUTON SMITH O. Bruton Smith	Chairman and Chief Executive Officer (principal executive officer)	March 13, 2008

/S/ H.A. WHEELER H.A. Wheeler	President, Chief Operating Officer and Director	March 13, 2008

/S/ WILLIAM R. BROOKS William R. Brooks	Executive Vice President, Treasurer, Chief Financial Officer (principal financial officer and accounting officer) and Director	March 13, 2008

/S/ MARCUS G. SMITH Marcus G. Smith	Executive Vice President of National Sales and Marketing and Director	March 13, 2008

/S/ WILLIAM P. BENTON William P. Benton	Director	March 13, 2008

/S/ MARK M. GAMBILL Mark M. Gambill	Director	March 13, 2008

/S/ JAMES P. HOLDEN James P. Holden	Director	March 13, 2008

/S/ ROBERT L. REWEY Robert L. Rewey	Director	March 13, 2008

/S/ TOM E. SMITH Tom E. Smith	Director	March 13, 2008

Speedway Motorsports, Inc. Annual Report on Form 10-K
97