Form 10-Q
period 2008-03-31
SPEEDWAY MOTORSPORTS INC
filed 2008-05-08
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of May 8, 2008, there were 43,499,333 shares of common stock outstanding.

This Quarterly Report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Legal Proceedings”, “Controls and Procedures”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2008 and beyond; and (v) statements relating to the Company’s future capital projects, hosting of races, broadcasting rights, sponsorships, financing needs, merchandising joint ventures, oil and gas activities, including the possibility of discontinuing operations, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “estimates”, “could”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in the Company’s 2007 Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q. Forward-looking statements included in this report are based on information available to the Company as of the date filed, and the Company assumes no obligation to update any such forward-looking information contained in this report.

The Company’s website is located at www.speedwaymotorsports.com. The Company makes available free of charge, through its website, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after those materials are electronically filed with the Securities and Exchange Commission (SEC). The Company’s SEC filings are publically available over the internet at the SEC’s website at http://www.sec.gov. You may also read and copy any document the Company files with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the Public Reference Room operations by calling the SEC at 1-800-SEC-0330. The Company posts on its website the charters of the Company’s Audit, Compensation and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain corporate governance materials contemplated by SEC or New York Stock Exchange (NYSE) regulations. Please note that the Company’s website is provided as an inactive textual reference only. Information provided on the Company’s website is not part of this report, and is not incorporated by reference unless otherwise specifically referenced as such in this report. The documents are also available in print, free of charge, to any requesting shareholder by contacting the Company’s corporate secretary at its company offices.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$163,153	$156,273
Short-term investments	8,985	12,189
Accounts and notes receivable, net	84,313	42,280
Prepaid income taxes	—	13,329
Inventories	17,735	14,904
Prepaid expenses	4,827	3,673
Deferred income taxes	5,950	—

Total Current Assets	284,963	242,648

Notes and Other Receivables:
Affiliates	8,786	8,790
Other	4,513	4,601
Other Assets	23,193	23,217
Property and Equipment, Net	1,126,115	1,066,393
Equity Investment in Associated Entity	77,260	76,678
Other Intangible Assets, Net	351,507	101,539
Goodwill	206,783	54,454

Total	$2,083,120	$1,578,320

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$20	$20
Accounts payable	35,680	19,149
Deferred race event income, net	140,648	112,099
Accrued income taxes	28,280	—
Accrued interest	8,818	2,130
Accrued expenses and other current liabilities	18,296	22,093
Deferred income taxes	—	22,229

Total Current Liabilities	231,742	177,720

Long-term Debt	728,438	428,440
Payable to Affiliate	2,594	2,594
Deferred Income, Net	10,162	10,245
Deferred Income Taxes	238,213	118,191
Other Liabilities	14,669	13,459

Total Liabilities	1,225,818	750,649

Commitments and Contingencies (Notes 2, 6, 8 and 11)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000, issued and outstanding—43,515,000 in 2008 and 43,546,000 in 2007	448	448
Additional Paid-in Capital	238,638	237,721
Retained Earnings	666,116	635,214
Accumulated Other Comprehensive Loss	(32)	(23)
Treasury stock at cost, shares—1,307,000 in 2008 and 1,232,000 in 2007	(47,868)	(45,689)

Total Stockholders’ Equity	857,302	827,671

Total	$2,083,120	$1,578,320

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31:
	2008	2007
Revenues:
Admissions	$53,620	$56,516
Event related revenue	51,275	48,958
NASCAR broadcasting revenue	37,633	36,902
Other operating revenue	12,698	9,800

Total Revenues	155,226	152,176

Expenses and Other:
Direct expense of events	23,039	24,309
NASCAR purse and sanction fees	26,894	26,329
Other direct operating expense	13,156	11,103
General and administrative	21,480	20,140
Depreciation and amortization	11,800	10,553
Interest expense, net	9,449	4,694
Equity investee (earnings) losses	(1,591)	3,454
Other expense (income), net	89	(25)

Total Expenses and Other	104,316	100,557

Income before Income Taxes	50,910	51,619
Provision for Income Taxes	20,008	19,754

Net Income	$30,902	$31,865

Basic Earnings Per Share	$0.71	$0.73

Weighted Average Shares Outstanding	43,523	43,773

Diluted Earnings Per Share	$0.71	$0.72

Weighted Average Shares Outstanding	43,563	43,968

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, January 1, 2008	43,546	$448	$237,721	$635,214	$(23)	$(45,689)	$827,671
Net income	—	—	—	30,902	—	—	30,902
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	(9)	—	(9)

Comprehensive income							30,893

Exercise of stock options	23	—	547	—	—	—	547
Tax benefit from exercise of stock options	—	—	66	—	—	—	66
Share-based compensation	21	—	304	—	—	—	304
Repurchases of common stock at cost	(75)	—	—	—	—	(2,179)	(2,179)

Balance, March 31, 2008	43,515	$448	$238,638	$666,116	$(32)	$(47,868)	$857,302

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31:
	2008	2007
Cash Flows from Operating Activities:
Net income	$30,902	$31,865
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of property and equipment	124	(92)
Depreciation and amortization	11,800	10,553
Amortization of deferred income	(282)	(284)
Deferred income tax provision	(21,659)	(31,070)
Equity investee (earnings) losses	(1,591)	3,454
Share-based compensation	304	603
Changes in operating assets and liabilities, net of business acquisition:
Accounts and notes receivable	(35,352)	(33,715)
Prepaid and accrued income taxes	41,747	38,965
Inventories	(2,852)	(2,392)
Prepaid expenses	(883)	(996)
Accounts payable	12,448	9,386
Deferred race event income	12,002	22,540
Accrued expenses and other liabilities	2,199	2,495
Deferred income	215	174
Other assets and liabilities	1,664	9,013

Net Cash Provided By Operating Activities	50,786	60,499

Cash Flows from Financing Activities:
Borrowings under long-term debt	300,000	—
Principal payments on long-term debt	(2)	(19)
Payments of loan amendment costs	(386)	—
Exercise of common stock options	547	723
Tax benefit from exercise of stock options	66	167
Repurchases of common stock	(2,179)	(2,598)

Net Cash Provided (Used) By Financing Activities	298,046	(1,727)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31:
	2008	2007
Cash Flows from Investing Activities:
Payments for:
Capital expenditures	$(13,105)	$(29,739)
Expenditures for oil and gas exploration and production	(2,224)	(875)
NHMS business acquisition, net of cash (Note 11)	(330,066)	—
Proceeds from sales of property and equipment	151	936
Proceeds from distributions of short-term investments	3,204	—
Repayment of notes and other receivables:
Affiliates	—	1,000
Other	88	62

Net Cash Used By Investing Activities	(341,952)	(28,616)

Net Increase In Cash and Cash Equivalents	6,880	30,156
Cash and Cash Equivalents at Beginning of Period	156,273	118,011

Cash and Cash Equivalents at End of Period	$163,153	$148,167

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$3,818	$1,112
Cash paid for income taxes	53	566
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	3,969	214

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), New Hampshire Speedway, Inc., d/b/a New Hampshire Motor Speedway (NHMS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), 600 Racing, Inc. (600 Racing), Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA LLC a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). See Note 1 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K for further description of its business operations, properties and scheduled events.

In 2008, the National Association for Stock Car Auto Racing, Inc. (NASCAR) sanctioned NEXTEL Cup Series was renamed the Sprint Cup Series, and the Busch Series was renamed the Nationwide Series. Hereafter, the Sprint and Nationwide naming conventions are used throughout this document.

Racing Events—In 2008, the Company plans to hold 22 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and nine Nationwide Series racing events. The Company also plans to hold eight NASCAR Craftsman Truck Series racing events, two IndyCar Series (IRL) racing events, five major National Hot Rod Association (NHRA) racing events, and two World of Outlaws (WOO) racing events. The 22 major NASCAR sanctioned races include two Sprint Cup and one Nationwide Series races at NHMS purchased in January 2008 as further described below. In 2007, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 Sprint Cup and eight Nationwide Series racing events, seven NASCAR Craftsman Truck Series racing events, two IRL racing events, four major NHRA racing events, and two WOO racing events.

Current Year Business Acquisition—On January 11, 2008, the Company purchased 100% of the outstanding stock of New Hampshire Speedway, Inc., d/b/a New Hampshire International Speedway, for $340,000,000 in cash. The New Hampshire International Speedway was renamed New Hampshire Motor Speedway. NHMS owns and operates a multi-use complex located in Loudon, New Hampshire, featuring a 1.058-mile oval superspeedway and a 1.6-mile road course on approximately 1,175 acres. The purchase also included 50% ownership interest in the outstanding stock of North Wilkesboro Speedway, Inc. (NWS). NHMS currently has approximately 96,000 permanent seats and 38 luxury suites. NHMS has annual sanction agreements to host two NASCAR Sprint Cup and one NASCAR Nationwide Series races in 2008, among other events and track rentals. The purchase of NHMS expands the Company’s motorsports business into one of the largest media markets in North America. Management believes its facilities and racing events provide the Company with opportunities for increasing revenues and profitability and for cost-saving synergies and other financial benefits. The purchase price was funded with available cash and $300,000,000 in borrowings under the Company’s Credit Facility as further described in Note 5. Management anticipates that increased add-on debt interest payments and working capital requirements, if any, will be largely funded by advance ticket and other event related revenues associated with NASCAR Sprint Cup Series and other racing events at NHMS. See Note 11 for purchase accounting, pro forma financial and other information related to the NHMS acquisition.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its 2007 Annual Report on Form 10-K. In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company’s motorsports business. See Note 2 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K for further discussion of significant accounting policies, including classification and recognition of revenues, expenses and deferred race event income, net.

Quarterly Reporting—The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at the Company’s speedways from time to time lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of its motorsports business.

Joint Venture Equity Investment and Equity Investee Earnings or Losses—The Company and International Speedway Corporation (ISC) equally own a joint venture (50% non-controlling interest) formed in August 2005 that operates independently under the name Motorsports Authentics (MA) to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA has license agreements with many of the top NASCAR, IRL, and NHRA teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. The equity method is used to account for investments in joint ventures and other associated entities, including MA, where the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%.

MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results so that reporting periods coincide. The Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements. The Company’s share of MA’s operating results for December 1 through February 29 is included in “equity investee earnings or losses” for the Company’s reporting periods ended March 31, 2008 and 2007. All significant intercompany profits or losses have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since formation of MA. The Company’s share of undistributed equity deficit from equity investee losses included in the Company’s retained earnings was approximately $58,136,000 at March 31, 2008 and $59,727,000 at December 31, 2007. See “Other Contingencies” below for additional information on a contingent guarantee obligation associated with MA.

The Company follows the impairment provisions of Accounting Principles Board Opinion (APB) No. 18 “The Equity Method of Accounting for Investments in Common Stock” whereby declines in investment value assessed as other than temporary would be recognized as a charge to earnings. As of March 31, 2008, the Company believes there were no indications of a decline below MA’s carrying value that was other than temporary.

The following table presents summarized information on the first quarter operating results of MA for 2008 and 2007 (in thousands):

	First Quarter
	2008	2007
Net sales	$60,333	$43,387
Gross profit	19,306	11,141
Income (loss) from continuing operations	3,588	(6,669)
Net income (loss)	3,588	(6,702)

Oil and Gas Activities—The Company has been engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products and associated commodity transactions. The Company has conducted these business activities primarily in Russia, Central America, North America, South America, Kuwait, Africa, and the United Kingdom. Oasis Trading Group LLC (Oasis), a United States company, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company enters into futures contracts associated with petroleum products, utilizes letters of credit for the purchase and sale of bulk petroleum products, and guarantees obligations of certain third parties to facilitate the purchase of bulk petroleum products in exchange for part of the anticipated profits that may be derived by those third parties on such transactions. The Company also had profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, bulk petroleum, oil and gas activities, futures contracts, and letters of credit hereafter are collectively associated with or referred to as “oil and gas activities”, “oil and gas business”, “oil and gas transactions” or “bulk petroleum transactions”.

Consolidated Foreign Investments. In May 2006, the Company formed Speedway Motorsports International Limited (BVI) (“SMIL”), a wholly-owned subsidiary of Oil-Chem, to conduct oil and gas exploration and production activities, and possibly expand into Asia, the Middle East and other foreign regions. The Company’s Credit Facility contains a separate sub-limit for letters of credit up to $75.0 million for use in oil and gas activities and other business transactions, permits the Company to invest in Oil-Chem and its direct or indirect subsidiaries for oil and gas activities up to specified amounts, and allows for contracts and certain contract assignments associated with the Company’s oil and gas activities to specified foreign parties. In 2006, SMIL purchased interests in two foreign entities owning certain oil and gas mineral rights in Russia for cash consideration aggregating $4,000,000 for the company OOO Visheraneft and $2,589,000 for a majority interest in OOO Vorga. As of March 31, 2008 and December 31, 2007, amounts invested and capitalized in these entities aggregate $17,182,000 (approximately $6,484,000 for Visheraneft and $10,698,000 for Vorga) and $15,225,000, respectively, consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method. See Note 8 for information on legal proceedings associated with SMIL’s interest in Visheraneft. While management believes the outcome of legal actions affecting Visheraneft should be resolved in the Company’s favor, an unfavorable outcome of these proceedings could have a material adverse impact on its future financial position, results of operations or cash flows. These entities are consolidated and associated minority interests aggregating $38,000 and $49,000 as of March 31, 2008 and December 31, 2007 are included in other liabilities and will be reported separately if and when significant. Capitalized expenditures for oil and gas exploration and production activities amounted to $1,957,000 and $875,000 for the three months ended March 31, 2008 and 2007.

Revenue Recognition and Other Accounting Policies. The Company evaluates the underlying transactional terms and conditions, along with associated accounting guidance, in determining whether revenues, costs, and operating profits or losses, including changes in the fair value of commodity hedges and shared profits and losses, from oil and gas transactions should be reported on a gross or net basis. Associated oil and gas exploration and production activities are accounted for using the full-cost method of accounting. Direct and certain indirect costs associated with the acquisition, exploration, development and production of oil and gas properties are capitalized and included in property and equipment as “capitalized oil and gas exploration and production costs”. Amortization of these costs is determined using the unit-of-production method based on estimated proven oil and gas reserves. Costs associated with properties under development or unevaluated are initially excluded from full cost amortization bases until determined “proven” or not, at which time capitalized amounts become subject to the full cost ceiling limitations. The Company performs a quarterly ceiling test to evaluate whether carrying values of our full cost pools exceed ceiling limitations. No writedown of these costs was considered necessary as of March 31, 2008. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R) “Consolidation of Variable Interest Entities”, the Company evaluates whether the assets, liabilities, noncontrolling interests, and operations of a variable interest entity should be consolidated. The Company has evaluated certain parties involved with its oil and gas investment activities under FIN 46R. Under certain FIN 46R exemptions, the Company excluded from evaluation certain parties due to the business exemption or access to financial data. However, the activities of these entities are described below.

Gross revenues and product and associated operating costs from bulk petroleum transactions, if any, are included in other operating revenue and other direct operating expense, respectively. The accounting for oil and gas activities, including underlying commodities or hedge transactions, can be affected by many factors, including contract terms, title transfer, settlement timing, underlying commodity or hedge terms and other transactional terms or conditions. Depending on transactional terms and conditions, future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis. Mark-to-market accounting may be used for certain commodities or hedges and bulk petroleum purchases or supply contracts if deemed to be derivatives under SFAS No. 133. Depending on settlement timing and other transactional factors, associated accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods. The Company was not involved in any energy supply contracts as of March 31, 2008 or December 31, 2007.

There were no significant revenues from Russian oil and gas exploration and production activities during the three months ended March 31, 2008 or 2007, and associated operating costs were not significant. There were no oil and gas transactions reported on a gross basis, or energy supply contract related oil and gas transactions reported on a net basis, in the three months ended March 31, 2008 or 2007.

Credit and Other Risks and Contingencies. Notwithstanding these oil and gas activities, the Company’s core business has been and remains motorsports. Management recognizes that this oil and gas business has financial and operational risks different from those of our core operations. Many are risks ordinarily experienced by any new business, risks ordinarily associated with conducting business in foreign countries, as well as risks generally associated with petroleum products, commodities, oil and gas activities, hedging and similar transactions of this nature. However, the Company’s oil and gas activities involve concentrations of credit and other risks different from motorsports operations as of March 31, 2008. These credit and other risks are further described below and in Item 1A “Risk Factors” in the Company’s 2007 Annual Report on Form 10-K.

As of March 31, 2008, the Company had credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions. Approximately $2,000,000 of net accounts receivable are due from a relatively small number of petroleum industry customers and merchants in Central America. Also, from time to time, bulk petroleum inventory products may be located in and managed by a relatively small number of vendors in Russia or Central America. The Company’s Credit Facility contains a separate sub-limit for letters of credit of up to $75,000,000 for use in oil and gas activities and other business transactions. As of March 31, 2008, the Company had $690,000 in outstanding standby letters of credit associated with oil and gas activities and no bulk petroleum product inventory.

As of March 31, 2008 and December 31, 2007, uncertainty exists as to the recovery of $12,000,000 drawn by a bank under a Company guarantee for obligations owed by certain third parties for petroleum product purchases utilizing their bank line of credit. The bank claimed and took possession of funds for payment under the guarantee for non-payment by the third parties, notwithstanding the Company’s belief that payment was not required nor rightfully drawn upon by the bank. The Company believes it has lawful recourse against the third parties and the bank, and is seeking recovery of the funds. However, uncertainty exists as to ultimate recovery of the amount due, which is reflected in accounts receivable, and has been fully reserved as of March 31, 2008 and December 31, 2007. The recovery allowance of $12,000,000 was reflected in other direct operating expense in the fourth quarter 2007. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change.

At March 31, 2008 and December 31, 2007, uncertainty exists as to the full realization of receivables due from two foreign entities and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from two foreign entities because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in foreign countries. Management is currently pursuing available recovery alternatives. Under its profit and loss sharing arrangement, the Company has recorded receivables from Oasis, a significant portion of which pertains to that entity’s reimbursable share of loss associated with the recoverability assessment of amounts due from these two foreign entities. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities; therefore, uncertainty exists regarding recoverability. As of March 31, 2008 and December 31, 2007, the Company has recorded allowances for these possibly uncollectible amounts of approximately $25,045,000 and $23,086,000 based on estimated ultimate realization after possible recovery, settlement and other costs and insurance.

As of March 31, 2008 and December 31, 2007, the Company has recorded allowances for possible uncollectible amounts aggregating approximately $37,045,000 and $35,086,000. Recovery allowances of approximately $1,959,000 and $3,525,000 are reflected in other direct operating expense for the three months ended March 31, 2008 and 2007. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

Possibility of Discontinuing Oil and Gas Operations in 2008. Because of the ongoing challenges with oil and gas activities, the Company is contemplating discontinuing those operations during 2008, although no final decision has been made. Those operations have been conducted primarily in foreign countries and particularly in Russia since the second quarter 2006. These oil and gas operations involve business, credit and other risks different from the Company’s motorsports operations, and the ability to invest and compete successfully and profitably has been subject to many factors outside management’s control. Many operating risks and challenges involve difficult or restrictive governmental situations when attempting to conduct business, access or transfer assets or funds, or facilitate production and similar activities in Russia and other foreign countries. If and when the Company decides to discontinue the oil and gas business, it would likely be presented as discontinued operations and prior period financial statements will be reclassified when presented. As of March 31, 2008, assets and liabilities associated with the oil and gas business consist primarily of invested and capitalized amounts for the two foreign entities owning certain oil and gas mineral rights in Russia and net receivables as described above, and current liabilities of $531,000.

At this time, the Company no longer plans to expand or increase its investment in oil and gas activities except as described herein. The Company may decide or be required to spend certain additional amounts or take legal actions to protect or preserve its interests in oil and gas mineral rights and maintain or maximize the potential recovery value of proven and unproven reserves, and to protect other aspects of the Company’s oil and gas investments. This may include entering into other contracts or joint venture arrangements depending on perceived opportunities for maintaining or maximizing potential recovery value. Such additional expenditures, although presently undeterminable, could become material depending on the facts, circumstances and ultimate outcome of any attempted recovery or resolution. Those costs, if significant and ultimately not recovered, could have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Although discontinuation plans are being contemplated, many or most of the risk and other factors discussed herein remain relevant to the Company’s oil and gas business activities. Oil and gas transactions may continue to occur in the near future, and they may or may not be significant. Realization of receivables, inventories and investments, including property and equipment, and the ability to invest and compete successfully and profitably, are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness; current and future market demand; customary risks associated with oil and gas exploration and production and other business activities; regional and global market and economic conditions; elevated terrorism alerts, terrorist attacks or military actions including geopolitical situations in and surrounding specific countries or regions; government actions that restrict transactions, access to or transfers of assets or funds; other factors outside of management’s control when conducting operations in Russia and other foreign countries; global petroleum product supply and demand; regional or worldwide natural disasters such as hurricanes that adversely impact supply channels, merchandising, distribution and operating costs; and other factors. Default on payment by one or more customers, or should inventory not be realized or recovered, could have a material adverse impact on the Company’s operating results. The Company’s oil and gas activities include exploration and production arrangements that may be unsuccessful for many reasons including weather, cost overruns, dry wells, equipment shortages and mechanical difficulties. Proven or unproven reserves may be less than originally expected or found not cost beneficial to extract. Successful drilling of a well does not ensure ultimate realization of sufficient profits or return on investments because of a variety of factors, including geological, market, geopolitical and other unforeseen factors. Additionally, unsuccessful wells can result in costs with no direct associated revenue streams. The carrying value of current and future investments could become impaired from insufficient sustained profitability and operating cash flows resulting from the aforementioned and other factors. Such factors, if significantly negative or unfavorable, could result in an impairment charge that has a material adverse impact on the Company’s future financial condition or results of operations.

Income Taxes—At March 31, 2008 and December 31, 2007, the Company had significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the Internal Revenue Service (IRS), the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change reduced the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. The Company paid accelerated taxes of $28,179,000 in 2007. Final payments aggregating approximately $28,179,000 are due within the next twelve months. Management believes filing the change in tax accounting method was the best course of action to minimize costs and uncertainty. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over longer periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s future financial position or results of operations.

Effective Income Tax Rates. The Company’s effective income tax rate for the three months ended March 31, 2008 and 2007 was 39.3% and 38.3%, respectively. The first quarter 2008 increase reflects higher state income tax rates associated with accounting for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities associated with NHMS. As of March 31, 2008 and December 31, 2007, the Company has reflected a valuation allowance of approximately $20,547,000 against deferred tax assets, associated with equity investee losses of Motorsports Authentics because management is unable to determine whether ultimate realization is more likely than not.

FASB Interpretation No. 48 Disclosures. The Company follows FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48) which, among other things, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, and disclosures.

As of March 31, 2008 and December 31, 2007, income tax liabilities for unrecognized tax benefits of approximately $7,611,000 and $7,159,000 were included in other noncurrent liabilities, all of which would affect the Company’s effective tax rate if recognized. As of March 31, 2008, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase or decrease within the next twelve months. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. The Company recognized interest and penalties on uncertain tax positions of $148,000 in the three months ended March 31, 2008, and none in the three months ended March 31, 2007. As of March 31, 2008 and December 31, 2007, the Company had $3,521,000 and $3,373,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. It is reasonably possible the Company could recognize approximately $407,000 of unrecognized tax benefits within the next twelve months upon the expiration of a statute of limitations. The tax years that remain open to examination include 2002 through 2007 by the North Carolina Department of Revenue, and 2004 through 2007 by all other taxing jurisdictions to which the Company is subject.

A reconciliation of the change in the total unrecognized tax benefits and other information for the three months ended March 31, 2008 is as follows (in thousands):

2008
Beginning of period	$7,159
Increases for tax positions of current year	452
Decreases for tax positions of prior years	—
Reductions for lapse of applicable statute of limitations	—
Reductions for settlements with taxing authorities	—

End of period	$7,611

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in the Consolidated Statement of Operations. Such taxes reported on a gross basis for the three months ended March 31, 2008 and 2007 amounted to $2,799,000 and $4,202,000.

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

As of March 31, 2008, the Company had contingent guarantee obligations associated with an equity investment that are limited to $12,500,000, decrease annually and expire through 2015 based on specified terms and conditions. At this time, management believes the fair value of this guarantee is presently insignificant.

Fair Value of Financial Instruments—As further described below in “Recently Issued Accounting Standards”, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Instruments” in the first quarter 2008. SFAS No. 157, along with FASB Staff Position (FSP) 157-2, requires that financial assets and financial liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, short-term investments, accounts and notes receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Short-term investments, marketable debt and equity securities, and interest rate swaps are carried at fair value based on quoted market prices. Notes and other receivables and bank revolving credit facility borrowings are frequently repriced variable interest rate financial instruments and, therefore, carrying values approximate fair value.

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of March 31, 2008 and December 31, 2007 (in thousands):

			March 31, 2008		December 31, 2007
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$163,153	$163,153	$156,273	$156,273
Short-term investments	2	R	8,985	8,985	12,189	12,189
Marketable equity securities	1	R	82	82	97	97

Liabilities
Floating rate revolving Credit Facility	2	R	398,438	398,438	98,438	98,438
6 3/4% Senior subordinated notes payable	1	NR	330,000	321,750	330,000	323,400
Cash flow interest swap on revolving Credit Facility	2	R	580	580	Less than $1	Less than $1

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Short-term investments consist principally of highly liquid marketable mutual fund securities and auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, and realized and unrealized gains or losses are included in the Company’s consolidated statement of income. The Company has marketable securities investments in the Columbia Strategic Asset Mutual Fund of Bank of America which suspended redemptions in December 2007. The Company had initially invested approximately $10,200,000, of which approximately 41% has been returned through March 31, 2008. The fund manager has advised the Company that it intends to make an orderly fund liquidation the goal of preserving and distributing as much of the original investment values as possible to the fund investors. As of March 31, 2008 and December 31, 2007, the investment was recorded at its estimated fair market value of 97.0% and 98.7% of par. The bond market for auction rate securities has recently experienced difficulties caused by decreased demand, failed auctions, unusual interest rates and other challenges. As of March 31, 2008 and December 31, 2007, the Company has approximately $3,000,000 invested in auction rate securities which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

Recently Issued Accounting Standards—In September 2006, SFAS No. 157 “Fair Value Instruments” was issued which, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value instruments. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157, among other things, clarifies various market participation assumptions and fair value measurement, expands disclosures about using fair values in interim and annual periods subsequent to initial recognition, and applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. This statement also nullifies certain guidance in EITF No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. SFAS No. 157 applies to and may impact the Company’s reporting of equity investments in associated entities, which includes Motorsports Authentics, and impairment analysis for long-lived assets, goodwill and other intangible assets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, FSP 157-2 was issued which allowed, and the Company has elected, deferral of the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 as of January 1, 2008, and the required disclosures are presented in “Fair Value of Financial Instruments” above.

In February 2007, SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” was issued which, among other things, permits entities to irrevocably choose to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 was issued to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities, and unrealized gains and losses are to be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company has elected not to measure eligible items at fair value and adoption of SFAS No. 159 as of January 1, 2008 had no significant impact on its financial statements or disclosures.

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

In December 2007, SFAS No. 141 (Revised 2007) “Business Combinations” was issued which, among other things, replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized under purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires capitalizing in-process research and development costs at fair value, and requires expensing acquisition-related costs as incurred. SFAS No. 141R defines an acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that acquirers achieve control. Noncontrolling interests in acquirees are required to be measured at fair value which could result in recognizing goodwill attributable to noncontrolling interests. Also, specific guidance is provided on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination. SFAS No. 141R does not apply to joint venture formations, acquisitions of an asset or a group of assets that does not constitute a business, or a combination between entities or businesses under common control. SFAS No. 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact, if any, adopting SFAS No. 141R may have on its financial statements or disclosures.

In March 2008, SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” was issued which, among other things, changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why derivative instruments are used in terms of underlying risk, including credit-risk-related contingent features, and how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, and how an entity’s financial position, financial performance, and cash flows are affected. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact, if any, adopting SFAS No. 161 may have on its financial statements or disclosures.

In April 2008, FSP 142-3 “Determination of the Useful Life of Intangible Assets” was issued which, among other things, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets”. FSP 142-3 also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact, if any, adopting FSP 142-3 may have on its financial statements or disclosures.

3. INVENTORIES

Inventories consist of the following components (in thousands):

	March 31, 2008	December 31, 2007
Souvenirs and apparel	$10,599	$8,248
Finished vehicles, parts and accessories	5,213	4,659
Micro-lubricant® and other	1,923	1,997

Total	$17,735	$14,904

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At March 31, 2008 and December 31, 2007, inventories reflect provisions of $7,696,000 and $7,912,000, and there were no bulk petroleum inventories.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets represent the excess of business acquisition costs over the fair value of net assets acquired, and are all associated with the Company’s motorsports related activities and reporting unit. Intangible assets consist predominately of goodwill and nonamortizable intangible assets for race event sanctioning and renewal agreements and, to a lesser extent, goodwill associated with event related motorsports merchandising and amortizable intangible assets associated with network and other media promotional contracts for non-event motorsports merchandising. Acquired intangible assets are valued using the direct value method. Nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely.

The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary an operating segment and separate reporting unit principally because that is the lowest level for which discrete financial information is available to the Company’s segment managers and chief operating decision maker. No reporting units are aggregated for purposes of evaluating intangible assets for possible impairment. The Company evaluates intangible assets for possible impairment based on expected future discounted operating cash flows and profitability attributable to such assets, which is supported by quoted market prices or comparable transactions where available or applicable. The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. Management’s latest annual assessment of goodwill and other intangible assets in the second quarter 2007 indicated there had been no impairment, and there has since been no events or circumstances which might indicate possible impairment as of March 31, 2008.

As of March 31, 2008 and December 31, 2007, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$348,783	—	$348,783	$98,783	—	$98,783	—
Amortizable network and other media promotional contracts	3,320	$(596)	2,724	3,320	$(564)	2,756	30

Total	$352,103	$(596)	$351,507	$102,103	$(564)	$101,539

Changes in the gross carrying value of other intangible assets and goodwill during the three months ended March 31, 2008 are as follows (in thousands):

	Other Intangible Assets	Goodwill
Balance, beginning of period	$102,103	$54,454
Increase from NHMS acquisition (Note 11)	250,000	152,329
Decrease from dispositions	—	—

Balance, end of period	$352,103	$206,783

Increases in the gross carrying value of other intangible assets and goodwill in three months ended March 31, 2008 reflect the Company’s preliminary purchase accounting for the NHMS acquisition as further described in Note 1 “Current Year Business Acquisition” and Note 11. Other intangible assets acquired consist of nonamortizable race event sanctioning and renewal agreements to annually host two NASCAR Sprint Cup and one NASCAR Nationwide Series racing events.

5. LONG-TERM DEBT

Bank Credit Facility and 2008 Amendments—The Company has a long-term, senior revolving credit facility (the Credit Facility or the Revolving Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. As of March 31, 2008, the Revolving Facility: (i) provides for aggregate borrowings of up to $500,000,000, including separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75,000,000, increasing up to $150,000,000 subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80,000,000; (v) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vi) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the Credit Facility term. After amendment in May 2006, the Credit Facility permits investments aggregating up to an additional $50,000,000 in the Company’s oil and gas activities and certain other businesses, and allows for additional investments, contracts and contract assignment associated with the Company’s buying and selling of bulk petroleum products to specified foreign parties. Loans under the Revolving Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At March 31, 2008 and December 31, 2007, outstanding borrowings under the Revolving Facility were $398,438,000 and $98,438,000. As of March 31, 2008, outstanding letters of credit amounted to $1,807,000, and the Company could borrow up to an additional $99,755,000 under the Credit Facility.

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

In January 2008, the Company amended its Credit Facility to increase the amount available for borrowing under revolving loans from $400,000,000 to $500,000,000, and to specifically exclude the NHMS purchase (see Note 11) from the provision that aggregate cash consideration for the Company’s motorsports industry related transactions in any fiscal year could not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end. In April 2008, the Company amended the Credit Facility to clarify that nonrecurring, non-cash gains or losses related to Motorsports Authentics are specifically excluded from financial covenants that use EBITDA and EBIT.

Senior Subordinated Notes—In 2003, the Company issued 6 3/4% Senior Subordinated Notes due 2013 for principal of $230,000,000. In 2004, the Company completed a $100,000,000 private placement add-on offering to the $230,000,000

Senior Subordinated Notes issued in 2003 to fund the purchase of North Carolina Speedway. The add-on notes are identical to the Senior Subordinated Notes issued in 2003 with the same interest rate, maturity, covenants, limitations, and other terms and are governed by the same indenture (hereafter both issuances are referred to as the Senior Subordinated Notes).

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

The Credit Facility and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of March 31, 2008. See Note 6 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K for further information on the terms and conditions of the Credit Facility and the Senior Subordinated Notes.

Interest Rate Swaps—The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate cash flow swap that provides fixed interest rate features on certain variable rate term loan obligations. Changes in fair value and differentials paid or received in periodic settlements are reflected as an adjustment to interest expense and included in operating activities in the statement of cash flows. For early terminated swap agreements, net settlement payments at termination are deferred when received and amortized into income as a yield adjustment to interest expense over the underlying hedged debt term.

Under the present interest rate swap agreement, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $31,250,000. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. The cash flow swap agreement does not meet the conditions for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and interest expense for the three months ended March 31, 2008 and 2007 increased $581,000 and $223,000 due to market value changes of the interest rate swap agreement. At March 31, 2008 and December 31, 2007, the Company has reflected a derivative liability for this swap of $580,000 and less than $1,000. In 2005, a fair value hedge swap agreement was terminated and settled with a $501,000 net payment to the Company. The $501,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through May 2013. Such interest expense adjustments totaled $16,000 in each of the three months ended March 31, 2008 and 2007. Interest expense reflects net settlement receipts totaling $83,000 and $171,000 in the three months ended March 31, 2008 and 2007.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended March 31:
	2008	2007
Gross interest costs	$11,267	$7,625
Less: capitalized interest costs	(361)	(936)

Interest expense	10,906	6,689
Interest income	(1,457)	(1,995)

Interest expense, net	$9,449	$4,694

Weighted-average interest rate on borrowings under bank Credit Facility	5.1%	6.3%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended March 31:
	2008	2007
Net income applicable to common stockholders and assumed conversions	$30,902	$31,865

Weighted average common shares outstanding	43,523	43,773
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	40	195

Weighted average common shares outstanding and assumed conversions	43,563	43,968

Basic earnings per share	$0.71	$0.73

Diluted earnings per share	$0.71	$0.72

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	371	44

Stock Repurchase Program—In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Company’s Board of Directors authorized SMI to repurchase up to an additional 1,000,000 shares of outstanding common stock under the same terms and conditions as the initial share repurchase authorization. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the three months ended March 31, 2008, the Company repurchased 75,000 shares of common stock for $2,179,000. As of March 31, 2008, the Company could repurchase up to an additional 693,000 shares under the current authorization.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at March 31, 2008 and December 31, 2007 include $5,281,000 and $5,331,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company did not anticipate or require repayment before March 31, 2009, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2007 primarily reflect increases for accrued interest on outstanding balances, and decreases from shared expenses, with affiliates. Any increases pertain to note receivable arrangements in place before July 30, 2002. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $50,000 and $69,000 in the three months ended March 31, 2008 and 2007.

Notes and other receivables from affiliates at March 31, 2008 and December 31, 2007 also include $3,505,000 and $3,459,000, including accrued interest, due from Motorsports Authentics, a 50% owned joint venture (see Note 2). The note was executed in 2006, bears interest at prime and is due within thirteen months of demand. Because the Company does not anticipate or require repayment before March 31, 2009, the amount has been classified as a noncurrent asset in the accompanying consolidated balance sheet.

Amounts payable to affiliate at March 31, 2008 and December 31, 2007 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates.

600 Racing, SMI Properties and Oil-Chem each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. For the three months ended March 31, 2008 and 2007, rent expense for 600 Racing approximated $61,000 and $49,000 and for SMI Properties approximated $60,000 and $78,000. For the three months ended March 31, 2008, rent expense for Oil-Chem approximated $24,000, and was insignificant for the three months ended March 31, 2007. At March 31, 2008 and December 31, 2007, amounts owed to Chartown were not significant.

AMS, BMS, NHMS, LVMS and SMIP purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for approximately $141,000 and $323,000 in the three months ended March 31, 2008 and 2007. Vehicles sold by LVMS to SAI approximated $135,000 in the three months ended March 31, 2007. There were no vehicles sold in the three months ended March 31, 2008. At March 31, 2008 and December 31, 2007, there were no associated amounts due to or from SAI.

Oil-Chem sold zMax micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $400,000 and $694,000 for the three months ended March 31, 2008 and 2007. At March 31, 2008 and December 31, 2007, approximately $173,000 and $175,000 was due from SAI and is reflected in current assets.

At March 31, 2008 and December 31, 2007, current liabilities included $161,000 owed to SAI in connection with project management services provided by SAI employees in connection with supervising and managing construction and renovation projects at various SMI speedways in prior years.

SMI Properties purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. In the three months ended March 31, 2008 and 2007, merchandise purchases approximated $6,951,000 and $2,267,000, and merchandise sales and event related commissions approximated $1,742,000 and $1,333,000. At March 31, 2008 and December 31, 2007, net amounts owed to MA approximated $6,859,000 and $4,004,000, and are reflected in current liabilities.

The foregoing related party balances as of March 31, 2008 and December 31, 2007, and transactions for the three months ended March 31, 2008 and 2007 are summarized below (in thousands):

	2008	2007
Notes receivable and other receivables	$8,959	$8,964
Amounts payable to affiliates	9,614	6,759

Merchandise and vehicle purchases	7,092	2,590
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	2,237	2,257
Rent expense	145	127
Interest income	123	183
Interest expense	32	35

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Karen Davies and William Davies, individually and as guardians of Ryan Davies and Peyton Davies, filed a lawsuit seeking damages against TMS, INEX, 600 Racing and SMI in the District Court of Tarrant County, Texas on January 2, 2007. Ryan Davies was injured while participating in an event at TMS, and the Davies allege that negligence on the part of TMS, INEX, 600 Racing and SMI caused the accident. TMS, INEX, and 600 Racing filed answers on February 2, 2007 denying all material allegations. SMI made a special appearance on February 2, 2007 challenging the jurisdiction of the Texas court over it. On March 5, 2007, TMS, INEX, and 600 Racing filed counterclaims and third-party claims asserting that other parties were liable for the accident involving Ryan Davies. On February 6, 2008, INEX was dismissed with prejudice by the Plaintiffs from the suit. Discovery is ongoing in this matter. TMS, 600 Racing and SMI are vigorously defending this matter. SMI is currently unable to predict the amount of claims relating to this accident which may be made against it and how those claims might be resolved. At this time, management does not expect disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

The Company entered into an agreement with IDIA Network, LLC (“IDIA”) on or about March 29, 2006, pursuant to which IDIA would provide certain advertising at the Company’s subsidiary motorsports venues through permanently installed video monitors. By letter dated April 27, 2007, the Company issued a notice to IDIA that it was in default under the agreement. On May 10, 2007, IDIA filed for protection under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Washington (the “Bankruptcy Court”). On May 24, 2007, IDIA filed an Adversary Proceeding against the Company in the Bankruptcy Court alleging fraud in the inducement and breach of contract. IDIA seeks a determination regarding the ownership of certain equipment, and sought damages of at least $5,000,000. The Company filed a motion seeking in the alternative a dismissal of the Adversary Proceeding or a transfer to the United States District Court for the Western District of North Carolina. The Bankruptcy Court ruled on the Company’s motions on August 24, 2007. The Bankruptcy Court dismissed without prejudice IDIA’s fraudulent inducement claim. IDIA previously amended its complaint to drop its breach of contract claim and to add a fraudulent conveyance claim regarding monies paid by IDIA to the Company. The Bankruptcy court maintained jurisdiction over the claim seeking a determination over the ownership of certain equipment and the fraudulent conveyance claim. The Company has resolved this matter with IDIA in a manner which will not have any material adverse effect on the Company’s financial position, results of operations or cash flows. We are awaiting final court approval of our resolution with IDIA.

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

9. STOCK COMPENSATION PLANS

2004 Stock Incentive Plan—Awards under the 2004 Stock Incentive Plan (the 2004 Plan) may consist of incentive stock options, non-statutory stock options or restricted stock. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate ten years from adoption in February 2004. No individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year. In the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. All stock options granted under the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date. To date, stock options expire ten years from grant date and vest immediately or in equal installments over three years and restricted stock vests three years from grant date. The Company awarded 7,000 shares of restricted stock under the Company’s performance based incentive compensative plan, subject to reaching certain defined full year 2008 earnings targets, to each of three executive officers during the three months ended March 31, 2008.

1994 Stock Option Plan—The 1994 Stock Option Plan (the 1994 Plan) expired by its terms on December 21, 2004 and no further options can be granted under that plan. Adoption of the 2004 Plan described above, and termination of the 1994 Plan, did not adversely affect rights under any outstanding stock options previously granted under the 1994 Plan. All options granted to purchase shares under the 1994 Plan are fully vested and generally expire ten years from grant date. The exercise price of all stock options granted under the 1994 Plan was the fair or trading value of the Company’s common stock at grant date.

Formula Stock Option Plan for Directors—The Formula Stock Option Plan, which was for the benefit of the Company’s outside directors, was suspended in December 2007 and a new plan, as further described below, was approved by stockholders at the Annual Meeting on April 23, 2008. Approval of the new plan terminated the Formula Stock Option Plan. Prior to plan suspension and termination, before February 1 each year, individual outside directors were awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the average fair market value per share for the ten day period prior to award. All options granted under this plan generally vested in six months, and expired ten years, from grant date. No options were granted under this plan in 2008.

New 2008 Formula Restricted Stock Plan—In December 2007, the SMI Board of Directors, excluding non-employee directors, suspended the Formula Stock Option Plan and, in February 2008, adopted a new 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) which stockholders approved at the Annual Meeting of Stockholders on April 23, 2008. The 2008 Formula Plan is intended to promote the interests of the Company and its stockholders by providing non-employee directors with Company ownership interests to more closely align their interests with the Company’s stockholders and to enhance the Company’s ability to attract and retain highly qualified non-employee directors. The 2008 Formula Plan is intended to constitute a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. Approval of the 2008 Formula Plan, and termination of the Formula Stock Option Plan, did not adversely affect the rights of any outstanding stock options previously granted under the Formula Stock Option Plan. The 2008 Formula Plan is administered by the Board of Directors, excluding non-employee directors, and expires by its terms in February 2018. The Board of Directors, excluding non-employee directors, may amend, suspend or terminate the 2008 Formula Plan in whole or in part, provided that no such amendment, suspension or termination adversely affects previously granted awards without the consent of the award recipient. Any such amendment, suspension or termination may be subject to stockholder approval.

Under the 2008 Formula Plan, 100,000 shares of SMI’s common stock will be reserved for issuance and awards will be in the form of restricted stock. On the first business day following each annual meeting, beginning with the Company’s 2008 Annual Meeting, each non-employee director who is then a member of the Board shall receive a grant of restricted stock consisting of the number of shares equaling $60,000 divided by the average market value of the common stock as of the grant date. Average market value is defined as the average of closing sale prices for the twenty days immediately preceding the grant gate, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. The Company awarded 2,381 shares of restricted stock to each of the five outside directors on April 24, 2008 in accordance with plan provisions.

Employee Stock Purchase Plan—No shares were granted to employees under the Employee Stock Purchase Plan for calendar year 2008 or 2007.

SFAS No. 123R “Share-Based Payment”—The Company follows SFAS No. 123R “Share-Based Payment” and is using the modified prospective method of transitioning to SFAS No. 123R. Under the modified prospective transition method, share-based compensation cost is recognized for (i) unvested share-based awards granted before January 1, 2006 based on the grant date fair value estimated using the original provisions of SFAS No. 123 and (ii) share-based awards granted after January 1, 2006 based on grant-date fair value estimated using the provisions of SFAS No. 123R. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted.

There were no significant changes in the characteristics of stock options or restricted stock granted during 2008 or 2007 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards.

Share-based compensation cost for the three months ended March 31, 2008 and 2007 totaled $304,000 and $603,000, before income taxes of $119,000 and $231,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at March 31, 2008 or December 31, 2007.

As of March 31, 2008, there was approximately $342,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted-average period of 0.8 year. The Company generally records stock-based compensation cost for granted stock options on the accelerated method using a graded vesting schedule over the requisite service period. As of March 31, 2008, there was approximately $2,365,000 of unrecognized compensation cost related to non-vested restricted stock granted under the 2004 Plan that is expected to be recognized over a weighted-average period of 1.3 years. Compensation cost of $297,000 related to non-vested restricted stock granted in April 2008 under the 2008 Formula Plan is expected to be recognized over a one year period from grant date. The Company generally records stock-based compensation cost for restricted stock awards using the straight line method over the requisite service period.

See Note 11 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K for additional information and terms of the Company’s stock incentive, stock option, restrictive stock and employee stock purchase plans.

10. SEGMENT DISCLOSURES

The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its various major speedway facilities located in the United States. The Company’s business and activities, including those of its subsidiaries and joint venture equity investees, are further described in Note 1 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of TSI and MBM non-event motorsports and non-motorsports merchandising, 600 Racing non-event merchandising and sanctioning body activities, SMIL and Oil-Chem oil and gas and micro-lubricant activities, and office rentals at certain Company speedways. Certain oil and gas activities include operations and assets located in foreign countries as further described in Note 2 –”Oil and Gas Activities”.

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes and other expense (income) and specified unusual non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. There were no significant intersegment or intercompany revenues, expenses or other transactions during the periods presented. The following segment information is for the three months ended March 31, 2008 and 2007, and as of March 31, 2008 and December 31, 2007 (in thousands):

	2008			2007
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$145,078	$10,148	$155,226	$144,565	$7,611	$152,176
Depreciation and amortization	11,636	164	11,800	10,423	130	10,553
Equity investee earnings (losses)	1,591	—	1,591	(3,454)	—	(3,454)
Operating income (loss)	61,581	(2,724)	58,857	63,196	(3,454)	59,742
Capital expenditures	12,971	2,358	15,329	29,519	1,095	30,614

	March 31, 2008			December 31, 2007
Goodwill and other intangibles	550,074	8,216	558,290	147,745	8,345	156,090
Total assets	2,016,700	66,420	2,083,120	1,600,762	65,300	1,666,062
Equity investments	77,260	—	77,260	131,999	—	131,999

The following table reconciles segment operating income above to consolidated income before income taxes for the three months ended March 31, 2008 and 2007 (in thousands):

					Three Months Ended March 31:
					2008	2007
Total segment operating income					$58,857	$59,742
Adjusted for:
Interest expense, net					(9,449)	(4,694)
Equity investee earnings (losses)					1,591	(3,454)
Other income (expense), net					(89)	25

Consolidated income before income taxes					$50,910	$51,619

11. PURCHASE OF NEW HAMPSHIRE MOTOR SPEEDWAY

As further described in Note 1, on January 11, 2008, the Company purchased 100% of the outstanding stock of New Hampshire Speedway, Inc., d/b/a New Hampshire International Speedway, for $340,000,000 in cash. NHMS owns and operates a multi-use complex located in Loudon, New Hampshire, featuring a 1.058-mile oval superspeedway and a 1.6-mile road course on approximately 1,175 acres. The purchase also included 50% ownership interest in the outstanding stock of North Wilkesboro Speedway, Inc., which had an insignificant fair value. The Company has owned the remaining 50% interest for several years. NWS has no operations and its assets consist primarily of real estate which has no significant fair value. NHMS currently has approximately 96,000 permanent seats and 38 luxury suites. NHMS has annual sanction agreements to host two NASCAR Sprint Cup and one NASCAR Nationwide Series races in 2008, among other events and track rentals. The purchase price was funded with available cash and $300,000,000 in borrowings under the Company’s Credit Facility as further described in Note 5.

The acquisition is being accounted for as a purchase business combination pursuant to SFAS No. 141 “Business Combinations”, and the results of operations after acquisition are included in the Company’s consolidated statements of operations. The NHMS purchase was significant and the required unaudited pro forma financial information was included in the Company’s Current Report on Form 8-K/A dated March 27, 2008. The purchase price and direct acquisition costs were allocated to NHMS’s tangible and identifiable intangible assets and liabilities based on preliminary estimates of their fair values at acquisition date, with the excess recorded as goodwill. Also, the net assets of now 100% owned NWS have been consolidated resulting in the elimination of SMI and NHMS equity investments in NWS, all of which had an insignificant impact on the Company’s consolidated financial statements. SMI is obtaining appraisals of the fair value of NHMS property and equipment, other net assets acquired, including identifiable intangibles, and NWS property and equipment. Those appraisals, and analysis of associated tax bases, are currently being finalized and, accordingly, the purchase price allocation is preliminary. The final purchase price allocation will be based on completed valuation analyses, appraisals and other studies, as may be determined necessary, and could vary significantly from the preliminary amounts reflected in the Company’s consolidated financial statements. Allocation of an increased portion of the purchase price to property and equipment or amortizable or nonamortizable identifiable intangible assets would reduce the amount of the purchase price allocated to goodwill. Also, finalization of expected depreciable useful lives could significantly increase or decrease future depreciation. Goodwill is not deductible for tax purposes.

The preliminary purchase price allocation for the NHMS acquisition is as follows (in thousands):

Cash	$10,283
Accounts receivable, net	6,572
Other current assets	591
Property and equipment	51,250
Other intangible assets, nonamortizable	250,000
Goodwill	152,329
Deferred race event income, net	(16,547)
Deferred income taxes	(113,502)
Other liabilities	(627)

340,349
Cash acquired	(10,283)

Purchase price, net of cash acquired	$330,066

The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the NHMS acquisition had occurred as of January 1, 2007, after giving effect to certain adjustments including: elimination of depreciation and expenses associated with certain non-motorsports related NHMS assets and operations not acquired; adjustments to depreciation expense for valuing acquired property and equipment at estimated fair value; elimination of excess distributions to previous NHMS owners which were treated as compensation; increased interest expense for Credit Facility borrowings to fund the purchase; and related income tax effects. The unaudited pro forma combined statement of operations does not reflect any new revenue sources or cost-saving or other synergies which may be attainable subsequent to acquisition and, accordingly, does not attempt to predict or suggest future results. Also, the unaudited pro forma consolidated results of operations have not been adjusted to exclude certain non-recurring items including, among other items: payment of $150,000 under a noncompetition agreement which expired in 2007; discretionary one-time change in control payments of approximately $1.3 million to employees approved by the previous NHMS owners; and interest expense of approximately $1.1 million on a note payable not assumed in acquisition that was used primarily to fund distributions to previous NHMS owners. The unaudited pro forma financial information is not intended to represent or be indicative of the operating results that would have been reported had the acquisition been consummated as of the beginning of the periods presented or which may be attained in the future.

	Three Months Ended
	March 31:
	2008	2007
Pro forma Financial Information	(in thousands, except per share amounts)
Total revenues	$155,226	$152,278
Net income	30,902	27,445
Basic earnings per share	$0.71	$0.63
Diluted earnings per share	$0.71	$0.62

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company promotes outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions can have a negative effect on the Company’s results of operations. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success of past events.

Management does not believe the Company’s financial performance has been materially affected by inflation, and has generally been able to mitigate the effects of inflation by increasing prices.

Seasonality and Quarterly Results

In 2008, the Company plans to hold 22 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and nine Nationwide Series racing events. The Company also plans to hold eight NASCAR Craftsman Truck Series racing events, two IRL racing events, five major NHRA racing events, and two WOO racing events. The 22 major NASCAR sanctioned races include the two Sprint Cup and one Nationwide Series races at NHMS purchased in January 2008. In 2007, the Company held 19 major annual NASCAR-sanctioned racing events, including 11 Sprint Cup and eight Nationwide Series racing events, seven NASCAR Craftsman Truck Series racing events, two IRL racing events, four major NHRA racing events, and two WOO racing events.

The Company’s business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. One NASCAR Sprint Cup racing event is scheduled to be held at the newly purchased NHMS in the second and third quarters of fiscal 2008, and operating income will likely be positively impacted in those quarters and negatively impacted in the first and fourth quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three months ended March 31, 2008 and 2007 are not indicative of results that may be expected for the entire year because of such seasonality.

Set forth below is certain comparative summary information with respect to the Company’s scheduled major NASCAR-sanctioned racing events for 2008 and 2007.

	Number of scheduled major NASCAR-sanctioned events
	2008	2007
1st Quarter	6	6
2nd Quarter	8	6
3rd Quarter	3	2
4th Quarter	5	5

Total	22	19

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General factors and current operating trends

•	Eight-year NASCAR broadcast rights agreement

•	Motorsports Authentics merchandising joint venture

•	Non-event and event souvenir and other merchandising revenues

•	2008 earnings guidance

•	Insurance coverage

Items discussed elsewhere in indicated sections of this report:

•	Purchase of New Hampshire Speedway and Amendment of Bank Credit Facility as further described in Notes 1, 5 and 11 to the Consolidated Financial Statements

•	Oil and gas activities and plans to discontinue operations as further described in Note 2 to the Consolidated Financial Statements – “Oil and Gas Activities”

•	Repurchases of common stock (discussed below in “Liquidity and Capital Resources, Future Liquidity – Stock Repurchase Program”)

General Factors and Current Operating Trends—The Company’s year-to-date results for the 2008 race season reflect ongoing increases in sponsorship, luxury suite rentals, advertising, and other corporate revenues. All of the Company’s

2008, and several of its 2009, NASCAR Sprint Cup and Nationwide Series event sponsorships are already sold, and pre-sales for other corporate event related revenues are showing similar trends. For the Company’s upcoming 2008 events, tickets are essentially sold-out for BMS’s August Sprint Cup events. Ticket sales at AMS, IR, LMS, NHMS and TMS are slightly below or below, ticket sales at this same time last year. However, at this early date, management is unable to determine whether event results will differ from those previously estimated. The 2008 to-date broadcast television and cable ratings for the NASCAR Sprint Cup and Nationwide Series have shown increases over the prior year.

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

NASCAR Broadcasting Rights Agreement—Broadcasting revenues continue to be a significant long-term revenue source for the Company’s core business. A substantial portion of the Company’s profit growth in recent years, notwithstanding 2007, has resulted from a significant increase in television revenues received from NASCAR contracts with various television networks. NASCAR ratings can impact attendance at Company events and sponsorship opportunities. The former six-year NASCAR domestic television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX expired after 2006. NASCAR has announced new combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR Sprint Cup, Nationwide and Craftsman Truck Series events for 2007 through 2014. NASCAR also announced these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. The announced 2007 total NASCAR broadcasting rights fees for the entire industry approximated $505 million and, although initially lower than the 2006 rights fees of approximately $574 million, this eight-year arrangement provides the Company with increases in annual contracted revenues through 2014 averaging 3% per year. The Company’s 2007 NASCAR broadcasting revenues were $143 million, reflecting a decrease of approximately $20 million or 12% from 2006. These lower 2007 revenues were partially offset by a decrease in associated contracted NASCAR purse and sanction fees of approximately $5 million or 5%. The Company’s total contracted 2008 NASCAR broadcasting revenues, based on the current race schedule including NHMS, are approximately $168 million. Management believes this long-term contracted revenue source helps solidify the Company’s financial strength, stabilize earnings and cash flows, and bodes well for the future of SMI and the motorsports industry.

Management also believes these new contracts have long-term strategic benefits. For instance, over the past several years, major sports programming has begun to shift between network and cable. Cable broadcasters can support a higher investment through subscriber fees not available to networks, which is resulting in increased rights fees for these sports properties. However, cable reaches fewer households than network broadcasts. NASCAR’s decision to retain approximately two-thirds of its event schedule on network television is believed to be important to the sport’s future growth, and should continue to drive increased fan and media awareness for all three NASCAR racing series, which should help increase long-term attendance and corporate marketing appeal. Management believes ESPN’s involvement should result in the Nationwide Series benefiting from the improved continuity of its season-long presence on ESPN, and motorsports in general should benefit from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to that ESPN provides with the other major sports.

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

Motorsports Authentics Joint Venture—The Company and ISC equally own a joint venture formed in August 2005 that operates independently under the name Motorsports Authentics to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA has license agreements with many of the top NASCAR, IRL, and NHRA teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. As further described in Note 2 to the Consolidated Financial Statements, the Company uses the equity method of accounting for its 50% ownership in MA.

MA has material amounts of inventory, goodwill and other intangible assets. Future profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, particularly NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow”, competition for MA products, and the success of MA management in achieving sustained profitability. The Company may increase its investment in MA, including additional equity contributions or loans. MA’s ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. The Company’s current and future carrying value of this equity investment could become impaired for changes in profitability, operating cash flows, market and economic conditions, and other factors that could adversely impact recovery. Should future MA inventory or long-lived assets become impaired resulting in a material impairment charge, the Company would be required to record its 50% share which could have a material adverse impact on the Company’s future financial condition or results of operations. The Company follows the impairment provisions of Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” whereby declines in investment value assessed as other than temporary would be recognized as a charge to earnings. As of March 31, 2008, the Company believes there were no indications of a decline below MA’s carrying value that was other than temporary. However, should the fair value of the Company’s equity investment in MA decline below its carrying value, and such decline was other than temporary, the Company would be required to record an impairment charge to reduce the carrying value to fair value, which could have a material adverse impact on its future financial condition or results of operations.

Non-Event and Event Souvenir and Other Merchandising Revenues—Management is developing new merchandising opportunities, including expanded product offerings through electronic media promotional programming, and marketing of motorsports and non-motorsports related souvenir merchandise at our speedways, third party speedways and other venues, and with corporate customers. The Company’s merchandising event related and other operating revenues may increase or decrease depending on, among other factors, the success of such efforts. Future profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports and popularity of its licensed drivers and teams, particularly NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow”, and competition for the Company’s non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside management’s control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While our revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

Reiterated 2008 Earnings Guidance —In connection with the Company’s first quarter 2008 earnings release, management reaffirmed its previous full year 2008 guidance of $2.40-$2.50 per diluted share, assuming current industry and economic trends continue, and excluding the Company’s 50% share of Motorsports Authentics joint venture operating results, non-core businesses, capital expenditures exceeding current plans, the impact of further increases in fuel prices, interest rates, geopolitical conflicts, poor weather surrounding events and other unforeseen factors.

Insurance Coverage—Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted from the national incidents on September 11, 2001, natural disasters and incidents such as the pedestrian bridge collapse at LMS in 2000. The Company has a material investment in property and equipment at each of its seven speedway facilities that are generally located near highly populated cities and hold motorsports events typically attended by large numbers of fans. These operational, geographical, and situational factors, among others, have resulted in significant increases in insurance premium costs, and further increases are possible. While management believes it has reasonable limits of property, casualty, liability, and business interruption insurance in force, including coverage for acts of terrorism, management cannot guarantee that such coverage would be adequate should a catastrophic event occur. The occurrence of such an incident at any of the Company’s speedway facilities could have a material adverse effect on its future financial position, results of operations or cash flows if asset damage and/or its liability were to exceed insurance coverage limits. The occurrence of additional incidents, and particularly incidents at sporting events, entertainment or other public venues, may significantly impair the Company’s ability to obtain such insurance coverage in the future. Management cannot assure you that future increases in such insurance costs and difficulties obtaining high policy limits will not adversely impact the Company’s profitability, thereby possibly impacting its operating results and growth.

The Company uses a combination of insurance and self-insurance to manage various risks associated with its speedway and other properties, and motorsports events and other business risks. Motorsports can be dangerous to participants and to spectators. The Company maintains insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect from material financial loss due to liability for personal injuries sustained by persons on our premises in the ordinary course of business. Nevertheless, there can be no assurance that such insurance will be adequate at all times and in all circumstances. The Company may increase the marketing of certain products using self-insured promotional warranty programs which could subject it to increased risk of loss should the number and amount of claims significantly increase. Also, as described in “Oil and Gas Activities” above, the Company has conducted oil and gas transactions for which customary insurance was obtained with experienced carriers. While management believes it has reasonable limits of property, casualty, and liability insurance in force, including coverage for environmental pollution and loss of or damaged cargo, management cannot guarantee that such coverage would be adequate should a significant incident occur. The occurrence of such an incident could have a material adverse effect on the Company’s future financial position, results of operations or cash flows if damages, losses and/or its liability were to exceed insurance coverage limits. The Company has increased and may further increase its self-insurance limits which could subject the Company to increased risk of loss should the number of incidents, damages, casualties or other claims below such self-insured limits increase. While management believes it has reasonable self-insurance limits in place, management cannot guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on the Company’s future financial position, results of operations or cash flows. See Item 1A “Risk Factors” in the Company’s 2007 Annual Report on Form 10-K for additional information on our liability insurance program and self-insured retention.

RESULTS OF OPERATIONS

As discussed above, the Company purchased NHMS on January 11, 2008 using available cash and borrowings under its Credit Facility. One NASCAR Sprint Cup racing event is scheduled at NHMS in each of the second and third quarters of 2008. The first quarter 2008 operating results as compared to the same period last year reflect attendant increases in overhead and interest expenses.

Three Months Ended March 31, 2008 Compared To Three Months Ended March 31, 2007

Total Revenues for the three months ended March 31, 2008 increased by $3.1 million, or 2.0%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended March 31, 2008 decreased by $2.9 million, or 5.1%, from such revenue for the same period last year. This decrease is due primarily to lower overall attendance at NASCAR-sanctioned racing events held in the current period. BMS’s current period NASCAR Nationwide Series race was delayed and shortened, and pole position qualifying for its NASCAR Sprint Cup Series race was cancelled, due to poor weather. Also, first quarter 2008 admission revenues and even LVMS’s decision to pass along savings from repealed taxes on certain admission revenues to its fans by not increasing or reducing various ticket prices to help foster fan support.

Management believes admissions were negatively impacted by poor weather surrounding certain NASCAR racing events held at AMS and BMS, and by declines in consumer spending from higher fuel prices and difficult consumer credit and housing markets.

Event Related Revenue for the three months ended March 31, 2008 increased by $2.3 million, or 4.7%, over such revenue for the same period last year. This increase is due primarily to higher sponsorship, luxury suite rental, ancillary broadcasting rights, and other event related revenues associated with NASCAR-sanctioned racing events as compared to last year. The increase also reflects higher current period event related revenues associated with the LVMS’s infield media center, garage and fan-zone entertainment facilities, which opened in the first quarter last year. The overall increase was partially offset by approximately 4% lower food and beverage concession, and to a lesser extent, souvenir merchandising revenues associated with NASCAR-sanctioned racing events as compared to last year.

Management believes concessions, souvenir merchandising and certain other event related revenues were negatively impacted by poor weather surrounding certain NASCAR racing events held at AMS and BMS, and by declines in consumer spending from higher fuel prices and difficult consumer credit and housing markets.

NASCAR Broadcasting Revenue for the three months ended March 31, 2008 increased by $731,000, or 2.0%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held during the current period.

Other Operating Revenue for the three months ended March 31, 2008 increased by $2.9 million, or 29.6%, over such revenue for the same period last year. Essentially all of this increase is due to higher non-event motorsports merchandising revenues in the current period.

Direct Expense of Events for the three months ended March 31, 2008 decreased by $1.3 million, or 5.2%, from such expense for the same period last year. This decrease is due primarily to lower taxes on certain LVMS admissions revenue in the current period as compared to last year. The overall decrease was partially by offset higher operating costs associated with the growth in certain event related revenues.

NASCAR Purse and Sanction Fees for the three months ended March 31, 2008 increased by $565,000, or 2.1%, over such expense for the same period last year. This increase is due to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the three months ended March 31, 2008 increased by $2.1 million, or 18.5%, over such expense for the same period last year. This increase is due primarily to 51% higher operating costs associated with increased non-event motorsports merchandising revenues in the current period. The overall increase was partially offset by 44% lower recovery allowances for certain oil and gas transactions in the current period as further described in Note 2 to the Consolidated Financial Statements.

General and Administrative Expense for the three months ended March 31, 2008 increased by $1.3 million, or 6.7%, over such expense for the same period last year. Approximately 58% of this increase is due to operating costs associated with NHMS purchased in January 2008. The remaining increase is due primarily to higher non-event insurance costs and other operating costs associated with growth and expansion at the Company’s speedways and operations. The overall increase was partially offset by a decrease in a combination of individually insignificant items.

Depreciation and Amortization Expense for the three months ended March 31, 2008 increased by $1.2 million, or 11.8%, over such expense for the same period last year. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities, including NHMS purchased in January 2008 and LVMS’s new infield media center, garage and fan-zone entertainment facilities opened in March 2007.

Interest Expense, Net for the three months ended March 31, 2008 was $9.4 million compared to $4.7 million for the same period last year. The change is due primarily to increased borrowings under the Credit Facility to fund the NHMS purchase in January 2008. The change also reflects lower capitalized interest, and to a lesser extent, lower investment interest rates earned on invested cash balances and higher interest expense associated with a cash flow hedge swap agreement. Those changes were partially offset by lower average interest rates on borrowings under the Credit Facility during the current period. See Note 5 to the Consolidated Financial Statements for additional information.

Equity Investee Earnings for the three months ended March 31, 2008 of $1.6 million, as compared to equity investee losses of $3.5 million for the same period last year, represents the Company’s 50% share of joint venture equity investee operating results (see Note 2 to the Consolidated Financial Statements for additional information).

Other Expense, Net for the three months ended March 31, 2008 was $89,000 compared to other income, net of $25,000 for the same period last year. The change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the three months ended March 31, 2008 and 2007 was 39.3% and 38.3%, respectively. The first quarter 2008 increase reflects higher state income tax rates associated with accounting for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities associated with NHMS. The overall increased tax rate was partially offset by the benefit of higher tax-free investment earnings compared to the same period last year.

Net Income for the three months ended March 31, 2008 was $30.9 million compared to $31.9 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the three months ended March 31, 2008 resulted primarily from:

(1)	net cash provided by operations amounting to $50.8 million;

(2)	borrowings under Credit Facility to fund NHMS purchase amounting to $300.0 million;

(3)	cash outlays for purchase of NHMS amounting to $330.1 million;

(4)	repurchases of common stock amounting to $2.2 million; and

(5)	cash outlays for capital expenditures, including oil and gas activities, amounting to $15.3 million.

Cash flows from operations in the three months ended March 31, 2008 compared to 2007 were impacted by decreases in net deferred race event income from advance payment of NASCAR purse and sanction fees for upcoming second quarter 2008 events to be held at Texas Motor Speedway that had not been paid at March 31, 2007 for similar events held in the second quarter 2007, and to a lesser extent, by changes in billing and payment terms on certain advance ticket sales and other event related items.

The Company had the following contractual obligations as of March 31, 2008 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations:(1)
Current liabilities, excluding deferred race event income, accrued income taxes and deferred income taxes	$62,794	$62,794	—	—	—
Long-term debt, bank credit facility and senior subordinated notes	728,458	20	$398,438	—	$330,000
Income taxes payable(2)	28,280	28,280	—	—	—
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	3,499	—	—	$3,499	—
Interest on fixed rate debt obligations(1)	114,159	22,275	44,550	44,550	2,784
Operating leases	3,153	996	1,480	677	—

Total Contractual Cash Obligations	$942,937	$114,365	$444,468	$48,726	$335,378

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments:
Letters of credit	$1,807	$1,807	—	—	—
Contingent guarantee obligations	12,500	1,500	$3,000	$3,000	$5,000

Total Other Commercial Commitments	$14,307	$3,307	$3,000	$3,000	$5,000

(1)	Contractual cash obligations above exclude: (a) interest payments under the Company’s floating rate Revolving Credit Facility which had outstanding borrowings aggregating $398.4 million and average interest rates of 5.1% in the three months ended March 31, 2008 (cash paid for interest, net of amounts capitalized, was approximately $3.8 million in the three months ended March 31, 2008); (b) income taxes that may be paid in future periods (cash paid for income taxes was approximately $53,000 in the three months ended March 31, 2008); (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs other than those discussed below in Item No. 2; (d) income tax liabilities of approximately $11.1 million as of March 31, 2008 for unrecognized tax benefits due to uncertainty in predicting the timing of any such related payments; and (e) capital expenditures that may be made although not under contract as of March 31, 2008 (cash paid for capital expenditures was approximately $15.3 million in the three months ended March 31, 2008).
(2)	Reflects current income taxes payable as of March 31, 2008, including accelerated amounts as more fully described above in Note 2 to the Consolidated Financial Statements - “Income Taxes”.

Future Liquidity

At March 31, 2008, the Company’s cash and cash equivalents totaled $163.2 million, short-term investments totaled $9.0 million, outstanding borrowings under the Revolving Facility amounted to $398.4 million, and outstanding letters of credit amounted to $1.8 million, including $690,000 associated with oil and gas activities. At March 31, 2008, the Company had availability for borrowing up to an additional $99.8 million, including up to an additional $73.2 in letters of credit, under the Credit Facility. At March 31, 2008, net deferred tax liabilities totaled $232.3 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs. Similar to 2007, accelerated income taxes of $28.2 million are expected to be paid during 2008 as more fully described in Note 2 to the Consolidated Financial Statements.

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

Purchase of New Hampshire Motor Speedway—As further discussed above in “Near-term Operating Factors”, in January 2008, the Company purchased 100% of the outstanding stock of New Hampshire Speedway, Inc., d/b/a New Hampshire International Speedway, for $340.0 million in cash. The purchase price was funded with available cash and $300.0 million in borrowings under the amended Credit Facility. Management anticipates that increased debt interest payments and working capital requirements, if any, for NHMS will be largely funded by advance ticket and other event related revenues associated with upcoming NASCAR and other racing events at NHMS. In 2008 and future years, the Company intends to make various improvements at NHMS, including possible expansion of concessions, camping, restrooms and other fan amenities. These improvements may involve material capital expenditures over several years in amounts that have not yet been determined. See Note 11 to the Consolidated Financial Statements for additional information.

Credit Facility and 2008 Amendments—The Company has a long-term, senior revolving credit facility (the Credit Facility or the Revolving Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. The Revolving Facility, as amended in January 2008: (i) provides for aggregate borrowings of up to $500.0 million, including separate sub-limits of $10.0 million for borrowings under 15-day swing line loans and $75.0 million for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, increasing up to $150.0 million subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80.0 million; (v) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vi) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the Credit Facility term. Loans under the Revolving Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed.

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

In January 2008, the Company amended its Credit Facility to increase the amount available for borrowing under revolving loans from $400.0 million to $500.0 million, and specifically exclude the NHMS purchase from the provision that aggregate cash consideration for the Company’s motorsports industry related transactions in any fiscal year could not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end. In April 2008, the Company amended the Credit Facility to clarify that nonrecurring, non-cash gains or losses related to Motorsports Authentics are specifically excluded from financial covenants that use EBITDA and EBIT. See Note 5 to the Consolidated Financial Statements for additional information.

Senior Subordinated Notes—The 6 3/4% Senior Subordinated Notes mature on June 1, 2013 and interest is paid semi-annually on June 1 and December 1. On or after June 1, 2008, the Company may redeem some or all of the Senior Subordinated Notes at any time at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning June 1, 2008 to par after June 1, 2011. In the event of a change of control, the Company must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest. The Indenture governing the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”), among other things, restricts the Company’s ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with affiliates; merge or consolidate; sell equity interests of subsidiaries; and sell, assign, transfer, lease, convey, or dispose of assets. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes Indenture and the Credit Facility agreement contain cross-default provisions. See Note 5 to the Consolidated Financial Statements for additional information.

Stock Repurchase Program—In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to one million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. The stock repurchase program is presently funded using available cash and cash equivalents. During the three months ended March 31, 2008, the Company repurchased 75,000 shares of common stock for approximately $2.2 million. The Company could repurchase up to an additional 693,000 shares under the current authorization as of March 31, 2008.

Capital Expenditures—Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At March 31, 2008, the Company had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at its speedways. Similar to prior years, the Company plans to continue expanding concessions, camping, restrooms and other fan amenities, particularly at its newly acquired NHMS. In 2008, LMS plans to continue renovating and modernizing certain grandstand seating and expand its hospitality areas, and construct a modern, lighted dragstrip. The Company also plans to continue improving and expanding on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways, and may purchase additional land for expansion or development. In 2008 and future years, the Company intends to make various improvements and renovations at LMS and NHMS, each of which may involve material capital expenditures over several years in amounts that have not yet been determined.

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

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above and Note 2 to the Consolidated Financial Statements “Joint Venture Equity Investment and Equity Investee Earnings or Losses”, as of March 31, 2008, the Company had aggregate outstanding letters of credit of $1.8 million and a contingent guarantee obligation associated with an equity investment that is limited to $12.5 million, decreases annually and expires through 2015 based on specified terms and conditions. At this time, management believes the guarantee’s fair value is presently insignificant.

As further described in “Liquidity and Capital Resources” above, the Credit Facility provides for a separate sub-limit for letters of credit of up to $75.0 million for use in the Company’s oil and gas activities and other business transactions. The Company presently does not have any other off-balance sheet arrangements (including off-balance sheet obligations, guarantees, commitments, or other contractual cash obligations, other commercial commitments or contingent obligations) that have, or are reasonably likely to have, a current or future material effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on the Company’s financial statements and disclosures.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—The Company’s financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable, the Revolving Facility, and an interest rate swap agreement. A change in interest rates of one percent on floating rate notes receivable and debt balances outstanding at March 31, 2008, excluding the interest rate swap, would cause an approximate change in annual interest income of $72,000 and annual interest expense of $4.0 million. Interest rate swap values are affected by various market factors, including interest rate changes, which have a corresponding effect on interest expense. As discussed in “Liquidity and Capital Resources” above, the Credit Facility was amended in January 2008 which, among other things, increased the Revolving Facility overall borrowing limit from $400.0 million to $500.0 million.

As discussed in Note 5 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction related to variable rate debt obligations. The swap has a principal notional amount of $31.3 million, provides for quarterly settlement and expires corresponding with the debt term. At March 31, 2008 and December 31, 2007, the Company has reflected a derivative liability for this swap of $580,000 and less than $1,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

Equity Price Risk—The Company has marketable equity securities, all classified as “available for sale”, which are included in other noncurrent assets. These investments are subject to price risk, which we attempt to minimize generally through portfolio diversification. The carrying value of marketable equity securities amounted to $82,000 and $97,000 at March 31, 2008 and December 31, 2007.

Other Market Risk—As described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding standby letters of credit of $1.8 million as of March 31, 2008, of which $690,000 was associated with oil and gas transactions. As described in “Off-Balance Sheet Arrangements” above, the Company also had contingent guarantee obligations of $12.5 million as of March 31, 2008.

As described in Note 2 to the Consolidated Financial Statements, at March 31, 2008 and December 31, 2007, the Company had short-term investments of approximately $6.0 million and $9.2 million in highly liquid marketable mutual fund securities and $3.0 million in auction rate securities held in large, qualified financial institutional investment accounts. As of March 31, 2008, these investments are classified as “trading” securities and carried at fair value, which was 97.0% and 100% of par for the marketable securities and the auction rate securities, respectively. The marketable securities investments consist of the Columbia Strategic Asset Mutual Fund of Bank of America which suspended redemptions in December 2007. Approximately 41% of the Company’s initial $10.2 million investment has been returned through March 31, 2008, and management believes the Company should substantially recover its remaining investment. The bond market for auction rate securities has recently experienced difficulties caused by decreased demand, failed auctions, unusual interest rates and other challenges. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

As of and during the three months ended March 31, 2008, there have been no other significant changes in the Company’s interest rate risk, equity price risk or other market risk.

Item 4.	Controls and Procedures

Management Evaluation of Disclosure Controls and Procedures—The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting in the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. New or material developments, if any, on the more significant of these lawsuits are described below. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows. See Note 8 to the Consolidated Financial Statements for additional information on the Company’s legal proceedings. See Item 1A “Risk Factors” of the Company’s 2007 Annual Report on Form 10-K for additional information on the Company’s liability insurance program and self-insured retention.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the three months ended March 31, 2008.

In April 2005, the Company’s Board of Directors approved, and the Company publically announced, a stock repurchase program authorizing the repurchase of up to one million shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5 to the Consolidated Financial Statements), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In February 2007, the Company’s Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. The program currently has no scheduled expiration date.

As set forth in the table below, the Company repurchased 75,000 shares of common stock in the open market for approximately $2.2 million in the three months ended March 31, 2008.

	Issuer Purchases of Equity Securities under Authorized Program as of March 31, 2008
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares That May Yet Be Purchased Under the Plans or Programs
January 2008	27,000	$30.42	27,000	741,000
February 2008	20,000	30.65	20,000	721,000
March 2008	28,000	26.61	28,000	693,000

First Quarter 2008	75,000	$29.06	75,000	693,000

Item 6.	Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC. (Registrant)

Date: May 8, 2008	By: /s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: May 8, 2008	By: /s/ William R. Brooks
William R. Brooks
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)