Form 10-Q
period 2008-06-30
SPEEDWAY MOTORSPORTS INC
filed 2008-08-06
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐   Yes    ☒  No

As of August 6, 2008, there were 43,430,511 shares of common stock outstanding.

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

The Company’s website is located at www.speedwaymotorsports.com. The Company makes available free of charge, through its website, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after those materials are electronically filed with the Securities and Exchange Commission (SEC). The Company’s SEC filings are publicly available over the internet at the SEC’s website at www.sec.gov. You may also read and copy any document the Company files with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the Public Reference Room operations by calling the SEC at 1-800-SEC-0330. The Company posts on its website the charters of the Company’s Audit, Compensation and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain corporate governance materials contemplated by SEC or New York Stock Exchange (NYSE) regulations. Please note that the Company’s website is provided as an inactive textual reference only. Information provided on the Company’s website is not part of this report, and is not incorporated by reference unless otherwise specifically referenced as such in this report. The documents are also available in print, free of charge, to any requesting shareholder by contacting the Company’s corporate secretary at its company offices.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$126,240	$156,273
Short-term investments	7,721	12,189
Accounts and notes receivable, net	66,374	42,280
Prepaid income taxes	—	13,329
Inventories	16,927	14,904
Prepaid expenses	4,717	3,673
Deferred income taxes	5,950	—
Total Current Assets	227,929	242,648

Notes and Other Receivables:
Affiliates	5,219	8,790
Other	4,446	4,601
Other Assets	22,507	23,217
Property and Equipment, Net	1,159,519	1,066,393
Equity Investment in Associated Entity	80,240	76,678
Other Intangible Assets, Net	351,475	101,539
Goodwill	206,841	54,454
Total	$2,058,176	$1,578,320

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$19	$20
Accounts payable	55,134	19,149
Deferred race event income, net	104,485	112,099
Accrued income taxes	10,463	—
Accrued interest	2,795	2,130
Accrued expenses and other current liabilities	24,784	22,093
Deferred income taxes	—	22,229
Total Current Liabilities	197,680	177,720

Long-term Debt	680,000	428,440
Payable to Affiliate	2,594	2,594
Deferred Income, Net	9,690	10,245
Deferred Income Taxes	250,873	118,191
Other Liabilities	14,446	13,459
Total Liabilities	1,155,283	750,649

Commitments and Contingencies (Notes 2, 6, 8 and 11)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000; no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000; issued and outstanding—43,457,000 in 2008 and 43,546,000 in 2007	448	448
Additional Paid-in Capital	239,253	237,721
Retained Earnings	713,134	635,214
Accumulated Other Comprehensive Loss	(33)	(23)
Treasury stock at cost, shares—1,388,000 in 2008 and 1,232,000 in 2007	(49,909)	(45,689)
Total Stockholders’ Equity	902,893	827,671
Total	$2,058,176	$1,578,320

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30:
	2008	2007
Revenues:
Admissions	$58,199	$49,309
Event related revenue	72,910	63,882
NASCAR broadcasting revenue	68,600	55,775
Other operating revenue	13,082	11,798
Total Revenues	212,791	180,764

Expenses and Other:
Direct expense of events	40,109	29,675
NASCAR purse and sanction fees	46,230	37,016
Other direct operating expense	11,768	10,822
General and administrative	21,251	21,358
Depreciation and amortization	11,922	11,270
Interest expense, net	8,341	4,753
Equity investee (earnings) losses	(2,953)	307
Other (income) expense, net	(1,336)	573
Total Expenses and Other	135,332	115,774
Income before Income Taxes	77,459	64,990
Provision for Income Taxes	30,441	24,674
Net Income	$47,018	$40,316

Basic Earnings Per Share	$1.08	$0.92
Weighted Average Shares Outstanding	43,485	43,810

Diluted Earnings Per Share	$1.08	$0.92
Weighted Average Shares Outstanding	43,497	44,016

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30:
	2008	2007
Revenues:
Admissions	$111,819	$105,825
Event related revenue	124,185	112,840
NASCAR broadcasting revenue	106,233	92,677
Other operating revenue	25,780	21,598
Total Revenues	368,017	332,940

Expenses and Other:
Direct expense of events	63,148	53,984
NASCAR purse and sanction fees	73,124	63,345
Other direct operating expense	24,924	21,925
General and administrative	42,731	41,498
Depreciation and amortization	23,722	21,823
Interest expense, net	17,790	9,447
Equity investee (earnings) losses	(4,544)	3,761
Other (income) expense, net	(1,247)	548
Total Expenses and Other	239,648	216,331
Income before Income Taxes	128,369	116,609
Provision for Income Taxes	50,449	44,428
Net Income	$77,920	$72,181

Basic Earnings Per Share	$1.79	$1.65
Weighted Average Shares Outstanding	43,504	43,791

Diluted Earnings Per Share	$1.79	$1.64
Weighted Average Shares Outstanding	43,530	43,992

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, January 1, 2008	43,546	$448	$237,721	$635,214	$(23)	$(45,689)	$827,671
Net income	—	—	—	77,920	—	—	77,920
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	(10)	—	(10)
Comprehensive income							77,910

Exercise of stock options	34	—	738	—	—	—	738
Tax benefit from exercise of stock options	—	—	91	—	—	—	91
Share-based compensation	33	—	703	—	—	—	703
Repurchases of common stock at cost	(156)	—	—	—	—	(4,220)	(4,220)
Balance, June 30, 2008	43,457	$448	$239,253	$713,134	$(33)	$(49,909)	$902,893

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2008	2007
Cash Flows from Operating Activities:
Net income	$77,920	$72,181
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	98	113
Depreciation and amortization	23,722	21,823
Amortization of deferred income	(893)	(878)
Deferred income tax provision	(8,999)	(22,930)
Equity investee (earnings) losses	(4,544)	3,761
Share-based compensation	703	1,217
Changes in operating assets and liabilities, net of business acquisition:
Accounts and notes receivable	(13,760)	(2,945)
Prepaid and accrued income taxes	24,011	4,567
Inventories	(2,211)	(2,551)
Prepaid expenses	(773)	(338)
Accounts payable	12,560	6,207
Deferred race event income	(21,135)	(11,542)
Accrued expenses and other liabilities	(375)	30
Deferred income	369	386
Other assets and liabilities	2,008	9,689
Net Cash Provided By Operating Activities	88,701	78,790

Cash Flows from Financing Activities:
Borrowings under long-term debt	300,000	—
Principal payments on long-term debt	(48,441)	(32)
Payments of loan amendment costs	(419)	—
Exercise of common stock options	738	4,734
Tax benefit from exercise of stock options	91	712
Repurchases of common stock	(4,220)	(5,097)
Net Cash Provided By Financing Activities	247,749	317

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2008	2007
Cash Flows from Investing Activities:
Payments for:
Capital expenditures	$(37,934)	$(47,187)
Expenditures for oil and gas exploration and production	(3,339)	(1,713)
NHMS business acquisition, net of cash acquired (Note 11)	(330,066)	—
Proceeds from sales of property and equipment	233	1,189
Proceeds from distributions of short-term investments	4,468	—
Repayment of notes and other receivables:
Affiliates	—	2,106
Other	155	260
Net Cash Used By Investing Activities	(366,483)	(45,345)

Net (Decrease) Increase In Cash and Cash Equivalents	(30,033)	33,762
Cash and Cash Equivalents at Beginning of Period	156,273	118,011
Cash and Cash Equivalents at End of Period	$126,240	$151,773

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$19,804	$13,788
Cash paid for income taxes	35,438	53,376
Supplemental Non-Cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	23,311	(4,394)

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

Current Year Business Acquisitions—On January 11, 2008, the Company purchased 100% of the outstanding stock of New Hampshire Speedway, Inc., d/b/a New Hampshire International Speedway, for $340,000,000 in cash. The New Hampshire International Speedway was renamed New Hampshire Motor Speedway. NHMS owns and operates a multi-use complex located in Loudon, New Hampshire, featuring a 1.058-mile oval superspeedway and a 1.6-mile road course on approximately 1,175 acres. The purchase also included 50% ownership interest in the outstanding stock of North Wilkesboro Speedway, Inc. (NWS). NHMS currently has approximately 96,000 permanent seats and 38 luxury suites. NHMS has annual sanction agreements to host two NASCAR Sprint Cup and one NASCAR Nationwide Series races in 2008, among other events and track rentals. The purchase of NHMS expands the Company’s motorsports business into one of the largest media markets in North America. Management believes its facilities and racing events provide the Company with opportunities for increasing revenues and profitability and for cost-saving synergies and other financial benefits. The purchase price was funded with available cash and $300,000,000 in borrowings under the Company’s Credit Facility as further described in Note 5. Management anticipates that increased add-on debt interest payments and working capital requirements, if any, will be largely funded by advance ticket and other event related revenues associated with NASCAR Sprint Cup Series and other racing events at NHMS. See Note 11 for purchase accounting, pro forma financial and other information related to the NHMS acquisition.

On May 21, 2008, the Company entered into an asset purchase agreement with Kentucky Speedway, LLC (KS) to purchase substantially all of its assets through the assumption or satisfaction of $63,300,000 in debt, payment of $7,500,000 in 60 monthly installments of $125,000 beginning 30 days after closing, and a contingent payment of an additional $7,500,000 in 60 monthly installments of $125,000 beginning on the first day of the month following satisfaction of specified conditions. KS presently annually hosts one NASCAR Nationwide Series, one NASCAR Craftsman Truck Series, one IndyCar Series, and other racing events. Acquisition closing is subject to customary closing conditions, and includes a 90-day due diligence period beginning May 21, 2008 whereby the Company may elect to not close and terminate the agreement. At this time, the acquisition is scheduled to close in the fourth quarter 2008. The Company plans to use available cash, assumption of debt, and borrowings under its Credit Facility to fund the purchase price.

KS, which opened in 2000, is located in Sparta, Kentucky, approximately one-half hour south of Cincinnati, Ohio, on approximately 820 acres. KS features a 1.5-mile tri-oval speedway with approximately 66,000 permanent grandstand seats and 50 luxury suites. The purchase of KS expands the Company’s motorsports business into a desirable market, and management believes these facilities provide opportunities for increasing revenues and profitability and for cost-saving synergies and other financial benefits.

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

Quarterly Reporting—The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at the Company’s speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of its motorsports business.

The more significant racing schedule changes for the three and six months ended June 30, 2008 as compared to 2007 include the following:

•	One NASCAR Sprint Cup and one Nationwide Series racing event were held in the second quarter 2008 at NHMS purchased in January 2008; and
•	BMS held a major NHRA racing event in the second quarter 2008 that was held in the third quarter 2007.

Joint Venture Equity Investment and Equity Investee Earnings or Losses—The Company and International Speedway Corporation (ISC) equally own a joint venture (50% non-controlling interest) that operates independently under the name Motorsports Authentics (MA) to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA has license agreements with many of the top NASCAR, IRL, and NHRA teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. The equity method is used to account for investments in joint ventures and other associated entities, including MA, where the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%.

MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results, and the Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements. The Company’s share of MA’s operating results for December 1 through May 31 is included in “equity investee earnings or losses” for the Company’s reporting periods ended June 30, 2008 and 2007. MA reports sales and other taxes collected from customers on a gross basis. All significant intercompany profits or losses have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since formation of MA. The Company’s share of undistributed equity deficit from equity investee losses included in the Company’s retained earnings was approximately $55,183,000 at June 30, 2008 and $59,727,000 at December 31, 2007. See “Other Contingencies” below for additional information on a contingent guarantee obligation associated with MA.

The Company follows the impairment provisions of Accounting Principles Board Opinion (APB) No. 18 “The Equity Method of Accounting for Investments in Common Stock” whereby declines in investment value assessed as other than temporary would be recognized as a charge to earnings. As of June 30, 2008, the Company believes there were no indications of a decline below MA’s carrying value that was other than temporary.

The following table presents summarized information on the second quarter and year-to-date operating results of MA for 2008 and 2007 (in thousands):

	Second Quarter		Year-to-Date
	2008	2007	2008	2007
Net sales	$57,365	$53,367	$117,698	$96,754
Gross profit	22,394	22,106	41,700	33,247
Income (loss) from continuing operations	5,960	(1,020)	9,548	(7,689)
Net income (loss)	5,960	(553)	9,548	(7,255)

Oil and Gas Activities—The Company has been engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products and associated commodity transactions. The Company has conducted these business activities primarily in Russia, Central America, North America, South America, Kuwait, Africa, and the United Kingdom. Oasis Trading Group LLC (Oasis), a United States company, provides the Company strategic, management and operational capabilities in connection with these activities. The Company provides financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company has entered into futures contracts associated with petroleum products, utilizes letters of credit for the purchase and sale of bulk petroleum products, and guaranteed obligations of certain third parties to facilitate the purchase of bulk petroleum products in exchange for part of the anticipated profits that may be derived by those third parties on such transactions. The Company also had profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses is negotiated on a transaction-by-transaction basis, but generally ranges from 30% to 50%. Purchases, sales, bulk petroleum, oil and gas activities, futures contracts, and letters of credit hereafter are collectively associated with or referred to as “oil and gas activities”, “oil and gas business”, “oil and gas transactions” or “bulk petroleum transactions”.

Consolidated Foreign Investments. In May 2006, the Company formed Speedway Motorsports International Limited (BVI) (“SMIL”), a wholly-owned subsidiary of Oil-Chem, to conduct oil and gas exploration and production activities. The Company’s Credit Facility contains a separate sub-limit for letters of credit up to $75.0 million for use in oil and gas activities and other business transactions, permits the Company to invest in Oil-Chem and its direct or indirect subsidiaries for oil and gas activities up to specified amounts, and allows for contracts and certain contract assignments associated with the Company’s oil and gas activities to specified foreign parties. In 2006, SMIL purchased interests in two foreign entities owning certain oil and gas mineral rights in Russia for cash consideration aggregating $4,000,000 for the company OOO Visheraneft and $2,589,000 for a majority interest in OOO Vorga. As of June 30, 2008 and December 31, 2007, amounts invested and capitalized in these entities aggregate $18,872,000 (approximately $7,674,000 for Visheraneft and $11,198,000 for Vorga) and $15,225,000, respectively, consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method. See Note 8 for information on legal proceedings associated with SMIL’s interest in Visheraneft. While management believes resolution of legal issues affecting Visheraneft should be resolved in the Company’s favor, an unfavorable outcome of these proceedings could have a material adverse impact on its future financial position, results of operations or cash flows. These entities are consolidated and associated minority interests aggregating $27,000 and $49,000 as of June 30, 2008 and December 31, 2007 are included in other liabilities and will be reported separately if and when significant. Capitalized expenditures for oil and gas exploration and production activities amounted to $1,690,000 and $1,546,000 for the three months ended June 30, 2008 and 2007, and $3,647,000 and $2,420,000 for the six months ended June 30, 2008 and 2007, respectively.

Revenue Recognition and Other Accounting Policies. The Company evaluates the underlying transactional terms and conditions, along with associated accounting guidance, in determining whether revenues, costs, and operating profits or losses, including changes in the fair value of commodity hedges and shared profits and losses from oil and gas transactions, should be reported on a gross or net basis. Associated oil and gas exploration and production activities are accounted for using the full-cost method of accounting. Direct and certain indirect costs associated with the acquisition, exploration, development and production of oil and gas properties are capitalized and included in property and equipment as “capitalized oil and gas exploration and production costs”. Amortization of these costs is determined using the unit-of-production method based on estimated proven oil and gas reserves. Costs associated with properties under development or unevaluated are initially excluded from full cost amortization bases until determined “proven” or not, at which time capitalized amounts become subject to the full cost ceiling limitations. The Company performs a quarterly ceiling test to evaluate whether carrying values of our full cost pools exceed ceiling limitations. No writedown of these costs was considered necessary as of June 30, 2008. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R) “Consolidation of Variable Interest Entities”, the Company evaluates whether the assets, liabilities, noncontrolling interests, and operations of a variable interest entity should be consolidated. The Company has evaluated certain parties involved with its oil and gas investment activities under FIN 46R. Under certain FIN 46R exemptions, the Company excluded from evaluation certain parties due to the business exemption or access to financial data. However, the activities of these entities are described below.

Gross revenues and product and associated operating costs from bulk petroleum transactions, if any, are included in other operating revenue and other direct operating expense, respectively. The accounting for oil and gas activities, including underlying commodities or hedge transactions, can be affected by many factors, including contract terms, title transfer, settlement timing, underlying commodity or hedge terms and other transactional terms or conditions. Depending on transactional terms and conditions, future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis. Mark-to-market accounting may be used for certain commodities or hedges and bulk petroleum purchases or supply contracts if deemed to be derivatives under Statement of Financial Accounting Standards (SFAS) No. 133. Depending on settlement timing and other transactional factors, associated accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods. The Company was not involved in any energy supply contracts as of June 30, 2008 or December 31, 2007.

There were no significant revenues from Russian oil and gas exploration and production activities during the three and six months ended June 30, 2008 or 2007, and associated operating costs were not significant. There were no oil and gas transactions reported on a gross basis, and no energy supply contract related oil and gas transactions reported on a net basis, in the three and six months ended June 30, 2008 or 2007.

Credit and Other Risks and Contingencies. Notwithstanding these oil and gas activities, the Company’s core business has been and remains motorsports. Management recognizes that this oil and gas business has financial and operational risks different from those of our core operations. Many are risks ordinarily experienced by any new business, risks ordinarily associated with conducting business in foreign countries, as well as risks generally associated with petroleum products, commodities, oil and gas activities, hedging and similar transactions of this nature. However, the Company’s oil and gas activities involve concentrations of credit and other risks different from motorsports operations as of June 30, 2008. These credit and other risks are further described below and in Item 1A “Risk Factors—Our oil and gas business incurs financial and operational risks different from those of our other operations” in the Company’s 2007 Annual Report on Form 10-K.

As of June 30, 2008, the Company had credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions. Approximately $2,000,000 of net accounts receivable are due from a relatively small number of petroleum industry customers and merchants in Central America. Also, from time to time, bulk petroleum inventory products may be located in and managed by a relatively small number of vendors in Russia. The Company’s Credit Facility contains a separate sub-limit for letters of credit of up to $75,000,000 for use in oil and gas activities and other business transactions. As of June 30, 2008, the Company had no outstanding standby letters of credit associated with oil and gas activities and no bulk petroleum product inventory.

As of June 30, 2008 and December 31, 2007, uncertainty exists as to the recovery of $12,000,000 drawn by a bank under a Company guarantee for obligations owed by certain third parties for petroleum product purchases utilizing their bank line of credit. The bank claimed and took possession of funds for payment under the guarantee for non-payment by the third parties, notwithstanding the Company’s belief that payment was not required nor rightfully drawn upon by the bank. The Company believes it has lawful recourse against the third parties and the bank, and is seeking recovery of the funds. However, uncertainty exists as to ultimate recovery of the amount due, which is reflected in accounts receivable, and has been fully reserved as of June 30, 2008 and December 31, 2007. The recovery allowance of $12,000,000 was reflected in other direct operating expense in the fourth quarter 2007. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change.

At June 30, 2008 and December 31, 2007, uncertainty exists as to the full realization of receivables due from two foreign entities and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from two foreign entities because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in foreign countries. Management is currently pursuing available recovery alternatives. Under its profit and loss sharing arrangement, the Company has recorded receivables from Oasis, a significant portion of which pertains to that entity’s reimbursable share of loss associated with the recoverability assessment of amounts due from these two foreign entities. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities; therefore, uncertainty exists regarding recoverability. As of June 30, 2008 and December 31, 2007, the Company has recorded allowances for these possibly uncollectible amounts of approximately $25,600,000 and $23,086,000 based on estimated ultimate realization after possible recovery, settlement and other costs and insurance.

As of June 30, 2008 and December 31, 2007, the Company has recorded allowances for possible uncollectible amounts aggregating approximately $37,900,000 and $35,086,000. Recovery allowances, which are reflected in other direct operating expense, amounted to approximately $855,000 and $1,049,000 for the three months ended June 30, 2008 and 2007, and $2,814,000 and $4,574,000 for the six months ended June 30, 2008 and 2007, respectively. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

Possibility of Discontinuing Oil and Gas Operations in 2008. Because of the ongoing challenges with oil and gas activities, the Company is contemplating discontinuing those operations during 2008, although no final decision has been made. Those operations have been conducted primarily in foreign countries and particularly in Russia since the second quarter 2006. These oil and gas operations involve business, credit and other risks different from the Company’s motorsports operations, and the ability to invest and compete successfully and profitably has been subject to many factors outside management’s control. Many operating risks and challenges involve difficult or restrictive governmental situations when attempting to conduct business, access or transfer assets or funds, or facilitate production and similar activities in Russia and other foreign countries. If and when the Company decides to discontinue the oil and gas business, it would likely be presented as discontinued operations and prior period financial statements will be reclassified when presented. As of June 30, 2008, assets and liabilities associated with the oil and gas business consist primarily of invested and capitalized amounts for the two foreign entities owning certain oil and gas mineral rights in Russia and net receivables as described above, and current liabilities of $959,000.

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

Income Taxes—At both June 30, 2008 and December 31, 2007, the Company had significant net noncurrent deferred tax liabilities, a large portion of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the Internal Revenue Service (IRS), the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change reduced the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. The Company paid accelerated taxes of $28,179,000 in 2007, and $14,090,000 in the six months ended June 30, 2008. Final payments aggregating approximately $14,089,000 are due within the next twelve months. Management believes filing the change in tax accounting method was the best course of action to minimize costs and uncertainty. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over longer periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s future financial position or results of operations.

Effective Income Tax Rates. The Company’s effective income tax rate for the three months ended June 30, 2008 and 2007 was 39.3% and 38.0%, and for the six months ended June 30, 2008 and 2007 was 39.3% and 38.1%, respectively. The three and six months 2008 increase reflects state income tax rates, associated with accounting for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities associated with NHMS, that are higher than blended income tax rates for other states where the Company operates. As of June 30, 2008 and December 31, 2007, the Company has reflected a valuation allowance of approximately $20,547,000 against deferred tax assets associated with equity investee losses of Motorsports Authentics because management has determined that ultimate realization is not more likely than not.

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

As of June 30, 2008 and December 31, 2007, income tax liabilities for unrecognized tax benefits of approximately

$7,611,000 and $7,159,000 were included in other noncurrent liabilities, all of which would affect the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. The Company recognized interest and penalties on uncertain tax positions of $147,000 and $295,000 in the three and six months ended June 30, 2008, and none in the three or six months ended June 30, 2007. As of June 30, 2008 and December 31, 2007, the Company had $3,668,000 and $3,373,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of June 30, 2008, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase or decrease within the next twelve months, except the Company could recognize approximately $407,000 of unrecognized tax benefits upon the expiration of a statute of limitations. The tax years that remain open to examination include 2002 through 2007 by the North Carolina Department of Revenue, and 2004 through 2007 by all other taxing jurisdictions to which the Company is subject.

A reconciliation of the change in the total unrecognized tax benefits and other information for the three and six months ended June 30, 2008 is as follows (in thousands):

	Three Months Ended June 30:	Six Months Ended June 30:
	2008	2008
Beginning of period	$7,611	$7,159
Increases for tax positions of current year	—	452
Reductions for lapse of applicable statute of limitations	—	—
End of period	$7,611	$7,611

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in the Consolidated Statement of Operations. Such taxes reported on a gross basis for the three months ended June 30, 2008 and 2007 amounted to $2,785,000 and $2,668,000, and for the six months ended June 30, 2008 and 2007 amounted to $5,584,000 and $6,870,000.

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

As of June 30, 2008, the Company had contingent guarantee obligations associated with an equity investment that are limited to $12,500,000, decrease annually and expire through 2015 based on specified terms and conditions. At this time, management believes the fair value of this guarantee is presently insignificant.

Fair Value of Financial Instruments—As further described below in “Recently Issued Accounting Standards”, the Company adopted SFAS No. 157 “Fair Value Instruments” in the first quarter 2008. SFAS No. 157, along with FASB Staff Position (FSP) 157-2, requires that financial assets and financial liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, short-term investments, accounts and notes receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Short-term investments, marketable debt and equity securities, and interest rate swaps are carried at fair value based on quoted market prices. Notes and other receivables and bank revolving credit facility borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value.

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of June 30, 2008 and December 31, 2007 (in thousands):

			June 30, 2008		December 31, 2007
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$126,240	$126,240	$156,273	$156,273
Short-term investments	2	R	7,721	7,721	12,189	12,189
Marketable equity securities	1	R	79	79	97	97

Liabilities
Floating rate revolving Credit Facility	2	R	350,000	350,000	98,438	98,438
6 3/4% Senior subordinated notes payable	1	NR	330,000	323,400	330,000	323,400
Cash flow interest swap on revolving Credit Facility	2	R	205	205	Less than $1	Less than $1

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Short-term investments consist principally of highly liquid marketable mutual fund securities and auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, and realized and unrealized gains or losses are included in the Company’s consolidated statement of income. The Company has marketable securities investments in the Columbia Strategic Asset Mutual Fund of Bank of America which suspended redemptions in December 2007. The Company had initially invested approximately $10,200,000, of which approximately $5,360,000 or 52% has been returned through June 30, 2008. The fund manager has advised the Company that it intends to make an orderly fund liquidation with the goal of preserving and distributing as much of the original investment values as possible to the fund investors. As of June 30, 2008 and December 31, 2007, the investment was recorded at its estimated fair market value of 97.1% and 98.7% of par. The bond market for auction rate securities has recently experienced difficulties caused by decreased demand, failed auctions, unusual interest rates and other challenges. As of June 30, 2008 and December 31, 2007, the Company has approximately $3,000,000 invested in auction rate securities which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

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

In December 2007, SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” was issued which, among other things, changes the accounting and reporting for noncontrolling interests in subsidiaries or minority interests. Minority interests will be recharacterized as noncontrolling interests and reported as a component of equity separate from parent equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. Consolidated net income will be reported at amounts that include amounts attributable to both the parent and noncontrolling interests, and amounts attributable to the parent and noncontrolling interests will be disclosed on the face of the consolidated statement of income. SFAS No. 160 establishes a single method of accounting for changes in parent ownership interest in a subsidiary that do not result in deconsolidation, and eliminates the requirement to apply purchase accounting to parent acquisition of noncontrolling ownership interests in a subsidiary. A parent will be required to recognize a gain or loss in net income when a subsidiary is deconsolidated, and deconsolidate a subsidiary as of the date the parent ceases to have a controlling financial interest. Upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. Also, expanded disclosures will be required that clearly identify and distinguish between the interests of parent owners and noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, except for presentation and disclosure requirements, which are to be applied retrospectively. The Company is currently assessing the impact, if any, adopting SFAS No. 160 may have on its financial statements or disclosures.

In December 2007, SFAS No. 141 (Revised 2007) “Business Combinations” was issued which, among other things, replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized under purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires capitalizing in-process research and development costs at fair value, and requires expensing acquisition-related costs as incurred. SFAS No. 141R defines an acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that acquirers achieve control. Noncontrolling interests in acquirees are required to be measured at fair value which could result in recognizing goodwill attributable to noncontrolling interests. Also, specific guidance is provided on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination. SFAS No. 141R does not apply to joint venture formations, acquisitions of an asset or a group of assets that does not constitute a business, or a combination between entities or businesses under common control. SFAS No. 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As such, the Company expects SFAS No. 141R to have no significant impact on the Company’s financial statements or disclosures prior to any such business combination.

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

In May 2008, SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” was issued to clarify the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company believes adoption of SFAS No. 162 will have no significant impact on its financial statements or disclosures.

3. INVENTORIES

Inventories consist of the following components (in thousands):

	June 30, 2008	December 31, 2007
Souvenirs and apparel	$9,566	$8,248
Finished vehicles, parts and accessories	5,422	4,659
Micro-lubricant® and other	1,939	1,997
Total	$16,927	$14,904

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At June 30, 2008 and December 31, 2007, inventories reflect provisions of $8,784,000 and $7,912,000, and there were no bulk petroleum inventories.

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

The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary an operating segment and separate reporting unit principally because that is the lowest level for which discrete financial information is available to the Company’s segment managers and chief operating decision maker. No reporting units are aggregated for purposes of evaluating intangible assets for possible impairment. The Company evaluates intangible assets for possible impairment based on expected future discounted operating cash flows and profitability attributable to such assets, which is supported by quoted market prices or comparable transactions where available or applicable. The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. Management’s latest annual assessment of goodwill and other intangible assets in the second quarter 2008 indicated there had been no impairment, and there has since been no events or circumstances which might indicate possible impairment as of June 30, 2008.

As of June 30, 2008 and December 31, 2007, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	June 30, 2008			December 31, 2007			Estimated Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Nonamortizable race event sanctioning and renewal agreements	$348,783	—	$348,783	$98,783	—	$98,783	—
Amortizable network and other media promotional contracts	3,320	$(628)	2,692	3,320	$(564)	2,756	30
Total	$352,103	$(628)	$351,475	$102,103	$(564)	$101,539

Changes in the gross carrying value of other intangible assets and goodwill during the six months ended June 30, 2008 are as follows (in thousands):

	Other Intangible Assets	Goodwill
Balance, beginning of period	$102,103	$54,454
Increase from NHMS acquisition (Note 11)	250,000	152,387
Balance, end of period	$352,103	$206,841

Increases in the gross carrying value of other intangible assets and goodwill in the six months ended June 30, 2008 reflect the Company’s preliminary purchase accounting for the NHMS acquisition as further described in Note 1 “Current Year Business Acquisitions” and Note 11. Other intangible assets acquired consist of nonamortizable race event sanctioning and renewal agreements to annually host two NASCAR Sprint Cup and one NASCAR Nationwide Series racing events.

5. LONG-TERM DEBT

Bank Credit Facility and 2008 Amendments—The Company has a long-term, senior revolving credit facility (the Credit Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. As of June 30, 2008, the Credit Facility: (i) provides for aggregate borrowings of up to $500,000,000, including separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75,000,000, increasing up to $150,000,000 subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80,000,000; (v) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vi) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the Credit Facility term. After amendment in May 2006, the Credit Facility permits investments aggregating up to an additional $50,000,000 in the Company’s oil and gas activities and certain other businesses, and allows for additional investments, contracts and contract assignment associated with the Company’s buying and selling of bulk petroleum products to specified foreign parties. Loans under the Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At June 30, 2008 and December 31, 2007, outstanding borrowings under the Credit Facility were $350,000,000 and $98,438,000. The Company repaid $48,438,000 of Credit Facility borrowings during the three months ended June 30, 2008. As of June 30, 2008, outstanding letters of credit amounted to $1,144,000, and the Company could borrow up to an additional $148,856,000 under the Credit Facility.

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

The Credit Facility and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. Management believes the Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of June 30, 2008. See Note 6 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K for further information on the terms and conditions of the Credit Facility and the Senior Subordinated Notes.

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

Under the present interest rate swap agreement, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $28,125,000. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. The cash flow swap agreement does not meet the conditions for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Interest expense for the three months ended June 30, 2008 and 2007 decreased $376,000 and $114,000, and for the six months ended June 30, 2008 and 2007 increased $204,000 and $109,000, due to market value changes of the interest rate swap agreement. At June 30, 2008 and December 31, 2007, the Company has reflected a derivative liability for this swap of $205,000 and less than $1,000. In 2005, a fair value hedge swap agreement was terminated and settled with a $501,000 net payment to the Company. The $501,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through May 2013. Such interest expense adjustments totaled $16,000 and $31,000 in each of the three and six months ended June 30, 2008 and 2007. Interest expense reflects net settlement payments of $97,000 and $14,000 in the three and six months ended June 30, 2008, and net settlement receipts of $163,000 and $334,000 in the three and six months ended June 30, 2007.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2008	2007	2008	2007
Gross interest costs	$10,275	$7,319	$21,542	$14,944
Less: capitalized interest costs	(688)	(575)	(1,049)	(1,511)
Interest expense	9,587	6,744	20,493	13,433
Interest income	(1,246)	(1,991)	(2,703)	(3,986)
Interest expense, net	$8,341	$4,753	$17,790	$9,447
Weighted-average interest rate on borrowings under bank Credit Facility	4.5%	6.3%	4.7%	6.3%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2008	2007	2008	2007
Net income applicable to common stockholders and assumed conversions	$47,018	$40,316	$77,920	$72,181
Weighted average common shares outstanding	43,485	43,810	43,504	43,791
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	12	206	26	201
Weighted average common shares outstanding and assumed conversions	43,497	44,016	43,530	43,992
Basic earnings per share	$1.08	$0.92	$1.79	$1.65
Diluted earnings per share	$1.08	$0.92	$1.79	$1.64
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	699	28	535	36

Stock Repurchase Program—In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Company’s Board of Directors authorized SMI to repurchase up to an additional 1,000,000 shares of outstanding common stock under the same terms and conditions as the initial share repurchase authorization. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the three and six months ended June 30, 2008, the Company repurchased 81,000 and 156,000 shares of common stock for $2,041,000 and $4,220,000. As of June 30, 2008, the Company could repurchase up to an additional 612,000 shares under the current authorization.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at June 30, 2008 and December 31, 2007 include $5,219,000 and $5,331,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company did not anticipate or require repayment before June 30, 2009, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2007 primarily reflect increases for accrued interest on outstanding balances, and decreases from shared expenses, with affiliates. Any increases pertain to note receivable arrangements in place before July 30, 2002. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $62,000 and $25,000 in the three months ended June 30, 2008 and 2007, and $112,000 and $95,000 in the six months ended June 30, 2008 and 2007.

Notes and other receivables from affiliates at June 30, 2008 and December 31, 2007 also include $3,543,000 and $3,459,000, including accrued interest, due from Motorsports Authentics, a 50% owned joint venture (see Note 2). The note was executed in 2006, bears interest at prime and is due within thirteen months of demand. In July 2008, the note, including accrued interest, was settled in full by offset of the same amount owed to MA as further described below. As such, the amount has been classified as a current asset in the accompanying June 30, 2008 consolidated balance sheet.

Amounts payable to affiliate at June 30, 2008 and December 31, 2007 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates.

600 Racing, SMI Properties and Oil-Chem each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $61,000 and $49,000 for the three months ended June 30, 2008 and 2007, and $122,000 and $98,000 for the six months ended June 30, 2008 and 2007. Rent expense for SMI Properties approximated $60,000 and $66,000 for the three months ended June 30, 2008 and 2007, and $120,000 and $144,000 for the

six months ended June 30, 2008 and 2007. Rent expense for Oil-Chem approximated $24,000 and $48,000 for the three and six month periods ending June 30, 2008, and was insignificant for the three and six months ended June 30, 2007. At June 30, 2008 and December 31, 2007, amounts owed to Chartown were not significant.

AMS, BMS, NHMS, LVMS, 600 Racing and SMIP purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of approximately $20,000 in the three months ended June 30, 2008. There were no vehicles purchased in the three months ended June 30, 2007. Vehicles purchases in the six months ended June 30, 2008 and 2007 were approximately $161,000 and $323,000. Vehicles sold to SAI approximated $163,000 in the six months ended June 30, 2007. Vehicles sold in the three and six months ended June 30, 2008, and the three months ended June 30, 2007, were insignificant. At June 30, 2008 and December 31, 2007, there were no associated amounts due to or from SAI.

Oil-Chem sold zMax micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $464,000 and $470,000 for the three months ended June 30, 2008 and 2007, and $864,000 and $1,164,000 for the six months ended June 30, 2008 and 2007. At June 30, 2008 and December 31, 2007, approximately $214,000 and $175,000 was due from SAI and is reflected in current assets.

At June 30, 2008 and December 31, 2007, current liabilities included $161,000 owed to SAI in connection with project management services provided by SAI employees in connection with supervising and managing construction and renovation projects at various SMI speedways in prior years.

SMI Properties purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. In the three months ended June 30, 2008 and 2007, merchandise purchases approximated $4,125,000 and $3,491,000, and merchandise sales and event related commissions approximated $1,490,000 and $1,143,000. In the six months ended June 30, 2008 and 2007, merchandise purchases approximated $11,076,000 and $5,576,000, and merchandise sales and event related commissions approximated $3,232,000 and $2,476,000. At June 30, 2008 and December 31, 2007, net amounts owed to MA approximated $5,788,000 and $4,004,000, and are reflected in current liabilities. As further described above, in July 2008, amounts due under a note receivable from MA were repaid by offset of $3,547,000 owed to MA.

The foregoing related party balances as of June 30, 2008 and December 31, 2007, and transactions for the three and six months ended June 30, 2008 and 2007 are summarized below (in thousands):

	2008	2007
Notes receivable and other receivables	$8,976	$8,964
Amounts payable to affiliates	8,543	6,759

	Three Months Ended June 30:		Six Months Ended June 30:
	2008	2007	2008	2007
Merchandise and vehicle purchases	$4,145	$3,491	$11,237	$6,079
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	2,050	1,736	4,287	3,993
Rent expense	145	115	290	242
Interest income	101	175	224	358
Interest expense	29	35	61	70

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Karen Davies and William Davies, individually and as guardians of Ryan Davies and Peyton Davies filed a lawsuit seeking damages against TMS, INEX, 600 Racing and SMI in the District Court of Tarrant County, Texas on January 2, 2007. Ryan Davies was injured while participating in an event at TMS, and the Davies allege that negligence on the part of TMS, INEX, 600 Racing and SMI caused the accident. TMS, INEX, and 600 Racing filed answers on February 2, 2007 denying all material allegations. SMI made a special appearance on February 2, 2007 challenging the jurisdiction of the Texas court over it. TMS, INEX, 600 Racing and SMI are vigorously defending this matter. On March 5, 2007, TMS, INEX, and 600 Racing filed counterclaims and third-party claims asserting that other parties were liable for the accident involving Ryan Davies. On February 6, 2008 INEX was dismissed with prejudice by the Plaintiffs from the suit. Discovery is ongoing in this matter. SMI is currently unable to predict the amount of claims relating to this accident which may be made against it and how those claims might be resolved. At this time, management does not expect disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

The Company entered into an agreement with IDIA Network, LLC (IDIA) on or about March 29, 2006, pursuant to which IDIA would provide certain advertising at the Company’s subsidiary motorsports venues through permanently installed video monitors. By letter dated April 27, 2007, the Company issued a notice to IDIA that it was in default under the agreement. On May 10, 2007, IDIA filed for protection under Chapter 11 of the U.S. Bankruptcy Code, in the United States Bankruptcy Court for the Western District of Washington (the “Bankruptcy Court”). On May 24, 2007, IDIA filed an Adversary Proceeding against the Company in the Bankruptcy Court alleging fraud in the inducement and breach of contract. IDIA seeks a determination regarding the ownership of certain equipment, and sought damages of at least $5,000,000. The Company filed a motion seeking in the alternative a dismissal of the Adversary Proceeding or a transfer to the United States District Court for the Western District of North Carolina. The Bankruptcy Court ruled on the Company’s motions on August 24, 2007. The Bankruptcy Court dismissed without prejudice IDIA’s fraudulent inducement claim. IDIA previously amended its complaint to drop its breach of contract claim and to add a fraudulent conveyance claim regarding monies paid by IDIA to the Company. The Bankruptcy court maintained jurisdiction over the claim seeking a determination over the ownership of certain equipment and the fraudulent conveyance claim. The Bankruptcy Court has approved the settlement and entered an order dismissing this matter with prejudice. The Company has resolved this matter with IDIA in a manner that will not have a material adverse effect on the Company.

In 2006, the Company purchased a Russian entity, OOO Visheraneft, to exploit certain mineral rights in an existing oilfield in the Perm region of Russia (the Perm Oilfield). The Company has been informed that Visheraneft’s alleged predecessor entity and several of its shareholders have filed suit in the Russian courts challenging certain rights of Visheraneft. The alleged predecessor entity and the shareholders contend they maintain an interest in the mineral rights license registered to Visheraneft with respect to the Perm Oilfield. On October 17, 2007, the trial court ruled in Visheraneft’s favor with respect to challenges by its predecessor entity and several of its shareholders against Visheraneft’s rights in its license. On December 19, 2007, the intermediate appellate court upheld Visheraneft’s subsoil license rights. No appeal has been taken from that judgment. Additionally, the Company was informed on January 23, 2008 that it was discovered in the process of attempting to make required filings with the local tax office to finalize the Company’s acquisition of Visheraneft, that an unknown third party had made what appeared to be a fraudulent filing purporting to show that party as the owner of Visheraneft. The fraudulent filing was set aside by the Russian trial court on May 12, 2008, and has not been appealed. Based upon this ruling, the Company is working to finalize its position in OOO Visheraneft, and also continues to work to secure its position with respect to the mineral rights in the Perm Oilfield. However, the Company remains uncertain as to whether the issues involving Visheraneft will result in a material adverse impact on the Company’s future financial position, results of operations or cash flows.

On April 22, 2008, SMIL filed a complaint (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu, BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation) as a party defendant (the Complaint and Amended Complaint being hereafter referred to as the “Litigation”). In the Litigation, SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the Litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. The Litigation was filed in the Superior Court of North Carolina sitting in Mecklenburg County. On July 7, 2008, SAG, SA, Swift Aviation, and Swift Transportation filed an answer to the Amended Complaint denying all material allegations. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse. No responsive pleading has been filed to date by BNP France, Bronwen UK or Dr. Ndiomu. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. The Litigation is in the early stages of discovery and motions practice and management is unable at this time to assess its probable outcome.

9. STOCK COMPENSATION PLANS

2004 Stock Incentive Plan—Awards under the 2004 Stock Incentive Plan (the 2004 Plan) may consist of incentive stock options, non-statutory stock options or restricted stock. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate ten years from adoption in February 2004. No individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year. In the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. All stock options granted under the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date. To date, stock options expire ten years from grant date and vest immediately or in equal installments over three years and restricted stock vests three years from grant date. The Company awarded 7,000 shares of restricted stock under the Company’s performance based incentive compensative plan, subject to reaching certain defined full year 2008 earnings targets, to each of three executive officers during the six months ended June 30, 2008.

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

Formula Stock Option Plan for Directors—The Formula Stock Option Plan, which was for the benefit of the Company’s outside directors, was suspended in December 2007 and a new plan, as further described below, was approved by stockholders at the Annual Meeting on April 23, 2008. Approval of the new plan terminated the Formula Stock Option Plan. Prior to plan suspension and termination, before February 1 each year, individual outside directors were awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the average fair market value per share for the ten day period prior to award. Termination of the Formula Stock Option Plan did not adversely affect rights under any outstanding stock options previously granted. All options granted under this plan generally vested in six months, and expired ten years, from grant date. No options were granted under this plan in 2008.

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

Share-based compensation cost is included in general and administrative expense. Share-based compensation cost for the three months ended June 30, 2008 and 2007 totaled $399,000 and $613,000, before income taxes of $157,000 and $233,000, and for the six months ended June 30, 2008 and 2007 totaled $703,000 and $1,217,000, before income taxes of $276,000 and $464,000, respectively. There were no capitalized share-based compensation costs at June 30, 2008 or December 31, 2007.

As of June 30, 2008, there was approximately $255,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted-average period of 0.7 year. The Company generally records stock-based compensation cost for granted stock options on the accelerated method using a graded vesting schedule over the requisite service period. As of June 30, 2008, there was approximately $2,350,000 of unrecognized compensation cost related to non-vested restricted stock granted under the 2004 Plan that is expected to be recognized over a weighted-average period of 1.2 years. The Company generally records stock-based compensation cost for restricted stock awards using the straight line method over the requisite service period.

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

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes and other expense (income) and specified unusual non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. There were no significant intersegment or intercompany revenues, expenses or other transactions during the periods presented. The following segment information is for the three and six months ended June 30, 2008 and 2007, and as of June 30, 2008 and December 31, 2007 (in thousands):

	Three Months Ended June 30:
	2008			2007
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$202,787	$10,004	$212,791	$171,698	$9,066	$180,764
Depreciation and amortization	11,755	167	11,922	11,122	148	11,270
Equity investee earnings (losses)	2,953	—	2,953	(307)	—	(307)
Operating income (loss)	82,588	(1,077)	81,511	71,790	(1,167)	70,623

	Six Months Ended June 30:
	2008			2007
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$347,865	$20,152	$368,017	$316,263	$16,677	$332,940
Depreciation and amortization	23,391	331	23,722	21,545	278	21,823
Equity investee earnings (losses)	4,544	—	4,544	(3,761)	—	(3,761)
Operating income (loss)	144,169	(3,801)	140,368	134,986	(4,621)	130,365
Capital expenditures	37,729	205	37,934	46,731	2,169	48,900

	June 30, 2008			December 31, 2007
Goodwill and other intangibles	$550,132	$8,184	$558,316	$147,745	$8,248	$155,993
Total assets	1,992,397	65,779	2,058,176	1,504,453	73,867	1,578,320
Equity investments	80,240	—	80,240	76,678	—	76,678

The following table reconciles segment operating income above to consolidated income before income taxes for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2008	2007	2008	2007
Total segment operating income	$81,511	$70,623	$140,368	$130,365
Adjusted for:
Interest expense, net	(8,341)	(4,753)	(17,790)	(9,447)
Equity investee earnings (losses)	2,953	(307)	4,544	(3,761)
Other income (expense), net	1,336	(573)	1,247	(548)
Consolidated income before income taxes	$77,459	$64,990	$128,369	$116,609

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

The acquisition is being accounted for as a purchase business combination pursuant to SFAS No. 141 “Business Combinations”, and the results of operations after acquisition are included in the Company’s consolidated statements of operations. The NHMS purchase was significant and the required NHMS historical financial statements and unaudited pro forma financial information were included in the Company’s Current Report on Form 8-K/A filed March 27, 2008. The purchase price and direct acquisition costs were allocated to NHMS’s tangible and identifiable intangible assets and liabilities based on preliminary estimates of their fair values at acquisition date, with the excess recorded as goodwill. Also, the net assets of now 100% owned NWS have been consolidated resulting in the elimination of SMI and NHMS equity investments in NWS, all of which had an insignificant impact on the Company’s consolidated financial statements. SMI is obtaining appraisals of the fair value of NHMS property and equipment, other net assets acquired, including identifiable intangibles, and NWS property and equipment. Those appraisals, and analysis of associated tax bases, are currently being finalized and, accordingly, the purchase price allocation is preliminary. The final purchase price allocation will be based on completed valuation analyses, appraisals and other studies, as may be determined necessary, and could vary significantly from the preliminary amounts reflected in the Company’s consolidated financial statements. Allocation of an increased portion of the purchase price to property and equipment or amortizable or nonamortizable identifiable intangible assets would reduce the amount of the purchase price allocated to goodwill. Also, finalization of expected depreciable useful lives could significantly increase or decrease future depreciation. Goodwill is not deductible for tax purposes.

The preliminary purchase price allocation for the NHMS acquisition is as follows (in thousands):

Cash	$10,283
Accounts receivable, net	6,572
Other current assets	534
Property and equipment	51,250
Other intangible assets, nonamortizable	250,000

Goodwill	152,387
Deferred race event income, net	(16,547)
Deferred income taxes	(113,503)
Other liabilities	(627)
340,349
Cash acquired	(10,283)
Purchase price, net of cash acquired	$330,066

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

Pro forma Financial Information	Three Months Ended June 30:		Six Months Ended June 30:
(in thousands, except per share amounts)	2008	2007	2008	2007
Total revenues	$212,791	$208,064	$368,017	$360,342
Net income	47,018	45,025	77,920	72,470
Basic earnings per share	$1.08	$1.03	1.79	1.65
Diluted earnings per share	$1.08	$1.02	1.79	1.65

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

The Company’s business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. As presently scheduled, one NASCAR Sprint Cup racing event is held at the newly purchased NHMS in the second and third quarters each year, and operating income will likely be positively impacted in those quarters and negatively impacted in the first and fourth quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the six months ended June 30, 2008 and 2007 are not indicative of results that may be expected for the entire year because of such seasonality.

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

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General factors and current operating trends
•	Eight-year NASCAR broadcast rights agreement
•	Motorsports Authentics merchandising joint venture
•	Non-event and event souvenir and other merchandising revenues
•	2008 earnings guidance
•	Insurance coverage

Items discussed elsewhere in indicated sections of this report:

•	Purchase of New Hampshire Speedway and Amendment of Bank Credit Facility as further described in Notes 1, 5 and 11 to the Consolidated Financial Statements
•	Pending Agreement to Purchase Kentucky Speedway as further described below in “Liquidity and Capital Resources” and in Note 1 to the Consolidated Financial Statements
•	Oil and gas activities and plans to discontinue operations as further described in Note 2 to the Consolidated Financial Statements – “Oil and Gas Activities”
•	Repurchases of common stock (discussed below in “Liquidity and Capital Resources, Future Liquidity – Stock Repurchase Program”)

General Factors and Current Operating Trends—The Company’s year-to-date results for the 2008 race season reflect ongoing increases in sponsorship, luxury suite rentals and other corporate revenues. All of the Company’s 2008, and most of its 2009, NASCAR Sprint Cup and Nationwide Series event sponsorships are already sold, and pre-sales for other corporate event related revenues are showing similar trends. For the Company’s upcoming 2008 events, tickets are essentially sold-out for BMS’s August Sprint Cup events. Ticket sales at AMS, LMS, NHMS and TMS are slightly below or below, ticket sales at this same time last year. However, at this early date, management is unable to determine whether event results will differ from those previously estimated. The 2008 to-date broadcast television and cable ratings for the NASCAR Sprint Cup and Nationwide Series have shown increases over the prior year.

High fuel prices, difficult consumer credit and housing markets, and volatile interest rates, among other geopolitical and economic factors, may continue to dampen consumer spending. Natural disasters such as Hurricanes Katrina and Rita could cause further increases in fuel prices and significant adverse economic effects. National incidents such as those of September 11, 2001, along with the Iraq war and terrorism alerts, affect public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Economic conditions could be severely affected by future actual or threatened events of a similar nature or other national, regional or local incidents, which could materially adversely affect the Company’s future operating results. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions surrounding racing events can have a negative effect on successive events in future periods because consumer demand can be affected by the success of past events. These factors affect consumer and corporate spending sentiment. The Company believes that reduced consumer spending impacted admissions and the demand for souvenir, apparel and other merchandise, with related effects on event related and other operating revenues. While management believes the Company’s strong operating cash flow will continue, economic conditions, high fuel prices, competitiveness of racing, popularity of drivers and teams for NASCAR’s Sprint Cup Series, and the success of NASCAR’s “Car of Tomorrow” can affect ticket, corporate marketing, sponsorships and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, similar to past years, management again decided not to increase many ticket and concession prices in 2008 to help foster fan support and mitigate any near-term demand weakness.

NASCAR Broadcasting Rights Agreement—Broadcasting revenues continue to be a significant long-term revenue source for the Company’s core business. A substantial portion of the Company’s profit growth in recent years, notwithstanding 2007, has resulted from a significant increase in television revenues received from NASCAR contracts with various television networks. NASCAR ratings can impact attendance at Company events and sponsorship opportunities. The former six-year NASCAR domestic television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX expired after 2006, and have been replaced with combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR Sprint Cup, Nationwide and Craftsman Truck Series events for 2007 through 2014. NASCAR announced these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. The announced 2007 total NASCAR broadcasting rights fees for the entire industry approximated $505 million and, although initially lower than the 2006 rights fees of approximately $574 million, this eight-year arrangement provides the Company with increases in annual contracted revenues through 2014 averaging 3% per year. The Company’s 2007 NASCAR broadcasting revenues were $143 million, reflecting a decrease of approximately $20 million or 12% from 2006. These lower 2007 revenues were partially offset by a decrease in associated contracted NASCAR purse and sanction fees of approximately $5 million or 5%. The Company’s total contracted 2008 NASCAR broadcasting revenues, based on the current race schedule including NHMS, are approximately $168 million. Management believes this long-term contracted revenue source helps solidify the Company’s financial strength, stabilize earnings and cash flows, and bodes well for the future of SMI and the motorsports industry.

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

Motorsports Authentics Joint Venture—The Company and ISC equally own a joint venture that operates independently under the name Motorsports Authentics to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA has license agreements with many of the top NASCAR, IRL, and NHRA teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. As further described in Note 2 to the Consolidated Financial Statements, the Company uses the equity method of accounting for its 50% ownership in MA. MA’s business has been, and is expected to remain, somewhat seasonal. MA’s interim operating results for 2008 are not indicative of results that may be expected for the entire year because of, among other factors, such seasonality.

The Company’s equity investee earnings for the three and six months ended June 30, 2008 reflect an improvement in MA’s operating results as compared to last year. These improved results reflect, among other factors, MA’s ongoing strategic and operational changes and increased merchandise sales of Dale Earnhardt, Jr., a popular NASCAR driver and material MA licensor, who changed racing teams at the end of 2007 as previously announced. A significant portion of MA’s 2008 revenues and gross profits relate to sales of this licensor’s merchandise, which may or may not continue at current levels. MA has material amounts of inventory, goodwill and other intangible assets. Future profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, the magnitude and timing of licensed driver and team changes, particularly NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow”, competition for MA products, and the success of MA management in achieving sustained profitability. The management of MA periodically assesses the realization of inventories, including the sufficiency of lower of cost or market provisions based on, among other factors, current inventory levels, assumptions about current and future demand, market conditions and trends that might adversely impact exposure to excess product levels and realization.

The Company may increase its investment in MA, including additional equity contributions or loans. MA’s ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. The Company’s current and future carrying value of this equity investment could become impaired for changes in profitability, operating cash flows, market and economic conditions, and other factors that could adversely impact recovery. Should future MA inventory or long-lived assets become impaired resulting in a material impairment charge, the Company would be required to record its 50% share which could have a material adverse impact on the Company’s future financial condition or results of operations. The Company follows the impairment provisions of Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” whereby declines in investment value assessed as other than temporary would be recognized as a charge to earnings. As of June 30, 2008, the Company believes there were no indications of a decline below MA’s carrying value that was other than temporary. However, should the fair value of the Company’s equity investment in MA decline below its carrying value, and such decline was other than temporary, the Company would be required to record an impairment charge to reduce the carrying value to fair value, which could have a material adverse impact on its future financial condition or results of operations.

Non-Event and Event Souvenir and Other Merchandising Revenues—Management continues to seek new merchandising opportunities, including expanded product offerings through electronic media promotional programming, and marketing of motorsports and non-motorsports related souvenir merchandise at our speedways, third party speedways and other venues, and with corporate customers. The Company’s merchandising event related and other operating revenues may increase or decrease depending on, among other factors, the success of such efforts. Future profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports and popularity of its licensed drivers and teams, particularly NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow”, and competition for the Company’s non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside management’s control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While our revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

Reiterated 2008 Earnings Guidance —In connection with the Company’s second quarter 2008 earnings release, management reaffirmed its previous full year 2008 guidance of $2.40-$2.50 per diluted share, assuming current industry and economic trends continue, and excluding the Company’s 50% share of Motorsports Authentics joint venture operating results, non-core businesses, capital expenditures exceeding current plans, the impact of further increases in fuel prices, interest rates, geopolitical conflicts, poor weather surrounding events and other unforeseen factors.

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

RESULTS OF OPERATIONS

As discussed above, the Company purchased NHMS on January 11, 2008 using available cash and borrowings under its Credit Facility. The operating results for the three and six months ended June 30, 2008, as compared to the same periods last year, reflect racing events held at NHMS, along with attendant increases in overhead and interest expenses, as further described below. Another NASCAR Sprint Cup Series racing event is scheduled at NHMS in the third quarter 2008.

The more significant racing schedule changes for the three and six months ended June 30, 2008 as compared to 2007 include the following:

•	One NASCAR Sprint Cup and one Nationwide Series racing event were held in the second quarter 2008 at NHMS purchased in January 2008; and
•	BMS held a major NHRA racing event in the second quarter 2008 that was held in the third quarter 2007.

Three Months Ended June 30, 2008 Compared To Three Months Ended June 30, 2007

Total Revenues for the three months ended June 30, 2008 increased by $32.0 million, or 17.7%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended June 30, 2008 increased by $8.9 million, or 18.0%, over such revenue for the same period last year. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, BMS hosting a NHRA racing event in the second quarter 2008 that was held in the third quarter 2007. The overall increase was partially offset by lower admissions revenue at NASCAR-sanctioned racing events held at LMS and, to a lesser degree, IR and TMS in the current period.

Management believes admissions were negatively impacted by declines in consumer spending due to higher fuel prices and difficult consumer credit and housing markets.

Event Related Revenue for the three months ended June 30, 2008 increased by $9.0 million, or 14.1%, over such revenue for the same period last year. This increase is due to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, BMS hosting a NHRA racing event in the second quarter 2008 that was held in the third quarter 2007. The increase also reflects higher sponsorship, luxury suite rental, and other event related revenues associated with NASCAR-sanctioned racing events, and higher track rental revenues, at other Company speedways as compared to the same period last year.

Management believes concessions, souvenir merchandising and certain other event related revenues were negatively impacted by declines in consumer spending from higher fuel prices and difficult consumer credit and housing markets.

NASCAR Broadcasting Revenue for the three months ended June 30, 2008 increased by $12.8 million, or 23.0%, over such revenue for the same period last year. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at other Company speedways as compared to the same period last year.

Other Operating Revenue for the three months ended June 30, 2008 increased by $1.3 million, or 10.9%, over such revenue for the same period last year. This increase is due to approximately 19% higher non-event motorsports merchandising revenues, and to approximately 15% higher Legends Car revenues, in the current period.

Direct Expense of Events for the three months ended June 30, 2008 increased by $10.4 million, or 35.2%, over such expense for the same period last year. This increase is due to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser extent, BMS hosting a NHRA racing event in the second quarter 2008 that was held in the third quarter 2007. The increase was also due to approximately 19% higher operating costs associated with the growth in event related revenues and with event souvenir merchandising, and to higher event insurance costs, at other Company speedways as compared to the same period last year. The increase also reflects current period reporting of certain event revenue based compensation in direct expense of events that was reported as general and administrative expense for the same period last year.

NASCAR Purse and Sanction Fees for the three months ended June 30, 2008 increased by $9.2 million, or 24.9%, over such expense for the same period last year. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held at other Company speedways as compared to the same period last year.

Other Direct Operating Expense for the three months ended June 30, 2008 increased by $946,000, or 8.7%, over such expense for the same period last year. This increase is due primarily to 25% higher operating costs associated with increased non-event motorsports merchandising and Legends Car revenues in the current period.

General and Administrative Expense for the three months ended June 30, 2008 decreased by $107,000, or 0.5%, from such expense for the same period last year. This decrease is due primarily to current period reporting of certain event revenue based compensation in direct expense of events that was reported as general and administrative expense for the same period last year. The decrease was also due to lower property taxes and, to a lesser extent, other operating costs. The overall decrease was partially offset by operating costs associated with NHMS purchased in January 2008.

Depreciation and Amortization Expense for the three months ended June 30, 2008 increased by $652,000, or 5.8%, over such expense for the same period last year. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities, including NHMS purchased in January 2008.

Interest Expense, Net for the three months ended June 30, 2008 was $8.3 million compared to $4.8 million for the same period last year. This change is due primarily to increased borrowings under the Credit Facility to fund the NHMS purchase in January 2008. The change also reflects lower investment interest rates earned on lower invested cash balances and higher interest expense associated with a cash flow hedge swap agreement. Those changes were partially offset by lower average interest rates on Credit Facility borrowings during the current period. See Note 5 to the Consolidated Financial Statements for additional information.

Equity Investee Earnings for the three months ended June 30, 2008 of $3.0 million, as compared to equity investee losses of $307,000 for the same period last year, represents the Company’s 50% share of joint venture equity investee operating results (see Note 2 to the Consolidated Financial Statements for additional information).

Other Income, Net for the three months ended June 30, 2008 was $1.3 million compared to other expense, net of $573,000 for the same period last year. This change reflects a gain associated with certain SMI property recognized in the current period. The change also reflects the loss recognized on disposal of certain BMS and LVMS property and equipment in the same period last year. No such loss was recognized in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the three months ended June 30, 2008 and 2007 was 39.3% and 38.0%, respectively. The second quarter 2008 increase reflects higher state income tax rates associated with accounting for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities associated with NHMS. The overall increased tax rate was partially offset by the benefit of higher tax-free investment earnings compared to the same period last year.

Net Income for the three months ended June 30, 2008 was $47.0 million compared to $40.3 million for the same period last year. This change is due to the factors discussed above.

Six Months Ended June 30, 2008 Compared To Six Months Ended June 30, 2007

Total Revenues for the six months ended June 30, 2008 increased by $35.1 million, or 10.5%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the six months ended June 30, 2008 increased by $6.0 million, or 5.7%, over such revenue for the same period last year. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, BMS hosting a NHRA racing event in the second quarter 2008 that was held in the third quarter 2007. The overall increase was partially offset by lower overall attendance at NASCAR-sanctioned racing events held in the current period. Also, BMS’s first quarter 2008 NASCAR Nationwide Series race was delayed and shortened, and pole position qualifying for its NASCAR Sprint Cup Series race was cancelled, due to poor weather. First quarter 2008 admission revenues also reflect LVMS’s decision to pass along savings from repealed taxes on certain admission revenues to its fans by not increasing or reducing various ticket prices to help foster fan support.

Management believes admissions were negatively impacted by declines in consumer spending due to higher fuel prices and difficult consumer credit and housing markets, and by poor weather surrounding certain NASCAR racing events held at AMS and BMS in the first quarter 2008.

Event Related Revenue for the six months ended June 30, 2008 increased by $11.3 million, or 10.1%, over such revenue for the same period last year. This increase is due to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, BMS hosting a NHRA racing event in the second quarter 2008 that was held in the third quarter 2007. The increase was also due to higher sponsorship, luxury suite rental, ancillary broadcasting rights, and other event related revenues associated with NASCAR-sanctioned racing events as compared to last year. The increase also reflects higher current period event related revenues associated with LVMS’s infield media center, garage and fan-zone entertainment facilities, which opened in the first quarter last year. The overall increase was partially offset by approximately 5% lower food and beverage concession, and to a lesser extent, souvenir merchandising revenues associated with NASCAR-sanctioned racing events held at other Company speedways as compared to last year.

Management believes concessions, souvenir merchandising and certain other event related revenues were negatively impacted by declines in consumer spending from higher fuel prices and difficult consumer credit and housing markets, and by poor weather surrounding certain NASCAR racing events held at AMS and BMS.

NASCAR Broadcasting Revenue for the six months ended June 30, 2008 increased by $13.6 million, or 14.6%, over such revenue for the same period last year. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at other Company speedways as compared to the same period last year.

Other Operating Revenue for the six months ended June 30, 2008 increased by $4.2 million, or 19.4%, over such revenue for the same period last year. This increase is due to approximately 54% higher non-event motorsports merchandising revenues, and to approximately 9% higher Legends Car revenues, in the current period.

Direct Expense of Events for the six months ended June 30, 2008 increased by $9.2 million, or 17.0%, over such expense for the same period last year. This increase is due to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser extent, BMS hosting a NHRA racing event in the second quarter 2008 that was held in the third quarter 2007. The increase was also due to approximately 5% higher operating costs associated with the growth in event related revenues and with event souvenir merchandising, and to higher event insurance costs, at other Company speedways as compared to the same period last year. The increase also reflects current period reporting of certain event revenue based compensation in direct expense of events that was reported as general and administrative expense for the same period last year. The overall increase was partially offset by lower taxes on certain LVMS admissions revenue in the current period as compared to the same period last year.

NASCAR Purse and Sanction Fees for the six months ended June 30, 2008 increased by $9.8 million, or 15.4%, over such expense for the same period last year. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at other Company speedways as compared to the same period last year.

Other Direct Operating Expense for the six months ended June 30, 2008 increased by $3.0 million, or 13.7%, over such expense for the same period last year. This increase is due primarily to 45% higher operating costs associated with higher non-event motorsports merchandising and Legends Car revenues in the current period. The overall increase was partially offset by 38% lower recovery allowances for certain oil and gas transactions in the current period as further described in Note 2 to the Consolidated Financial Statements.

General and Administrative Expense for the six months ended June 30, 2008 increased by $1.2 million, or 3.0%, over such expense for the same period last year. This increase is due primarily to operating costs associated with NHMS purchased in January 2008 and, to a lesser degree, higher non-event insurance costs. The overall increase was partially offset by current period reporting of certain event revenue based compensation in direct expense of events that was reported as general and administrative expense for the same period last year. The decrease was also due to lower property taxes, stock compensation expense reflected under SFAS No. 123R “Share-Based Payment” as further discussed in Note 9 to the Consolidated Financial Statements and, to a lesser extent, other operating costs.

Depreciation and Amortization Expense for the six months ended June 30, 2008 increased by $1.9 million, or 8.7%, over such expense for the same period last year. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities, including NHMS purchased in January 2008 and LVMS’s new infield media center, garage and fan-zone entertainment facilities opened in March 2007.

Interest Expense, Net for the six months ended June 30, 2008 was $17.8 million compared to $9.5 million for the same period last year. This change is due primarily to increased borrowings under the Credit Facility to fund the NHMS purchase in January 2008. The change also reflects lower investment interest rates earned on lower invested cash balances, lower capitalized interest, and higher interest expense associated with a cash flow hedge swap agreement. Those changes were partially offset by lower average interest rates on Credit Facility borrowings during the current period. See Note 5 to the Consolidated Financial Statements for additional information.

Equity Investee Earnings for the six months ended June 30, 2008 of $4.5 million, as compared to equity investee losses of $3.8 million for the same period last year, represents the Company’s 50% share of joint venture equity investee operating results (see Note 2 to the Consolidated Financial Statements for additional information).

Other Income, Net for the six months ended June 30, 2008 was $1.2 million compared to other expense, net of $548,000 for the same period last year. This change reflects a gain associated with certain SMI property recognized in the current period. This change reflects the loss recognized on disposal of certain BMS and LVMS property and equipment in the same period last year. No such loss was recognized in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the six months ended June 30, 2008 and 2007 was 39.3% and 38.1%, respectively. The current period increase reflects higher state income tax rates associated with accounting for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities associated with NHMS. The overall increased tax rate was partially offset by the benefit of higher tax-free investment earnings compared to the same period last year.

Net Income for the six months ended June 30, 2008 was $77.9 million compared to $72.2 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the six months ended June 30, 2008 resulted primarily from:

(1)	net cash provided by operations amounting to $88.7 million;
(2)	borrowings under Credit Facility to fund NHMS purchase amounting to $300.0 million;
(2)	repayments of long-term debt amounting to $48.4 million;
(4)	cash outlays for purchase of NHMS amounting to $330.1 million;

(5)	repurchases of common stock amounting to $4.2 million; and
(6)	cash outlays for capital expenditures, including oil and gas activities, amounting to $41.3 million.

Cash flows from operations in the six months ended June 30, 2008 compared to 2007 were impacted by changes in billing and payment terms on certain advance ticket sales, sponsorships and other event related items.

The Company had the following contractual obligations as of June 30, 2008 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations:(1)
Current liabilities, excluding deferred race event income, accrued income taxes and deferred income taxes	$82,713	$82,713	—	—	—
Long-term debt, bank credit facility and senior subordinated notes	680,019	19	$350,000	$330,000	—
Income taxes payable(2)	10,463	10,463	—	—	—
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	3,139	—	—	3,139	—
Interest on fixed rate debt obligations(1)	108,591	22,275	44,550	41,766	—
Operating leases	2,900	977	1,382	541	—
Total Contractual Cash Obligations	$890,419	$116,447	$395,932	$375,446	$2,594

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments:
Letters of credit	$1,144	$1,144	–	–	–
Contingent guarantee obligations	12,500	1,500	$3,000	$3,000	$5,000
Total Other Commercial Commitments	$13,644	$2,644	$3,000	$3,000	$5,000

(1)	Contractual cash obligations above exclude: (a) interest payments under the Company’s floating rate Credit Facility which had outstanding borrowings aggregating $350.0 million and average interest rates of 4.7% in the six months ended June 30, 2008 (cash paid for interest, net of amounts capitalized, was approximately $19.8 million in the six months ended June 30, 2008); (b) income taxes that may be paid in future periods (cash paid for income taxes was approximately $35.4 million in the six months ended June 30, 2008); (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs other than those discussed below in Item No. 2; (d) income tax liabilities of approximately $11.3 million as of June 30, 2008 for unrecognized tax benefits due to uncertainty in predicting the timing of any such related payments; and (e) capital expenditures that may be made although not under contract as of June 30, 2008 (cash paid for capital expenditures was approximately $41.3 million in the six months ended June 30, 2008).
(2)	Reflects current income taxes payable as of June 30, 2008, including accelerated amounts as more fully described above in Note 2 to the Consolidated Financial Statements—“Income Taxes”.

Future Liquidity

At June 30, 2008, the Company’s cash and cash equivalents totaled $126.2 million, short-term investments totaled $7.7 million, outstanding borrowings under the Credit Facility amounted to $350.0 million, and outstanding letters of credit amounted to $1.1 million. At June 30, 2008, the Company had availability for borrowing up to an additional $148.9 million, including up to an additional $73.9 million in letters of credit, under the Credit Facility. At June 30, 2008, net deferred tax liabilities totaled $250.9 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs. Accelerated income taxes of $14.1 million are expected to be paid during the next twelve months as more fully described in Note 2 to the Consolidated Financial Statements.

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

Pending Purchase of Kentucky Speedway—On May 21, 2008, the Company entered into an asset purchase agreement with Kentucky Speedway, LLC to purchase substantially all of its assets through the assumption or satisfaction of $63.3 million in debt, payment of $7.5 million in 60 monthly installments of $125,000 beginning 30 days after closing, and a contingent payment of an additional $7.5 million in 60 monthly installments of $125,000 beginning on the first day of the month following satisfaction of specified conditions. KS presently annually hosts one NASCAR Nationwide Series, one NASCAR Craftsman Truck Series, one IndyCar Series, and other racing events. Acquisition closing is subject to customary closing conditions, and includes a 90-day due diligence period beginning May 21, 2008 whereby the Company may elect to not close and terminate the agreement. At this time, the acquisition is scheduled to close in the fourth quarter 2008. The Company plans to use available cash, assumption of debt, and borrowings under its Credit Facility to fund the purchase price.

KS, which opened in 2000, is located in Sparta, Kentucky, approximately one-half hour south of Cincinnati, Ohio, on approximately 820 acres. KS features a 1.5-mile tri-oval speedway with approximately 66,000 permanent grandstand seats and 50 luxury suites. The purchase of KS expands the Company’s motorsports business into a desirable market, and management believes these facilities provide opportunities for increasing revenues and profitability and for cost-saving synergies and other financial benefits.

Credit Facility and 2008 Amendments—The Company has a long-term, senior revolving credit facility (the Credit Facility) obtained from a syndicate of banks led by Bank of America, N.A. as agent and lender. The Credit Facility, as amended in January 2008: (i) provides for aggregate borrowings of up to $500.0 million, including separate sub-limits of $10.0 million for borrowings under 15-day swing line loans and $75.0 million for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, increasing up to $150.0 million subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80.0 million; (v) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vi) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the Credit Facility term. Loans under the Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed.

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

Stock Repurchase Program—In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to one million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. The stock repurchase program is presently funded using available cash and cash equivalents. During the six months ended June 30, 2008, the Company repurchased 156,000 shares of common stock for approximately $4.2 million. The Company could repurchase up to an additional 612,000 shares under the current authorization as of June 30, 2008.

Capital Expenditures—Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At June 30, 2008, the Company had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at its speedways. In 2008, LMS is constructing a modern, lighted dragstrip, and continues to renovate and modernize certain grandstand seating and expand its hospitality areas. Similar to prior years, the Company plans to continue expanding concessions, camping, restrooms and other fan amenities, particularly at its newly acquired NHMS. The Company also plans to continue improving and expanding on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways, and may purchase additional land for expansion or development. In 2008 and future years, the Company intends to make various improvements and renovations at LMS and NHMS, each of which may involve material capital expenditures over several years in amounts that have not yet been determined.

The estimated aggregate payment for capital expenditures in 2008 is approximately $70.0 to $80.0 million. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under the Credit Facility as needed. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above and Note 2 to the Consolidated Financial Statements “Joint Venture Equity Investment and Equity Investee Earnings or Losses”, as of June 30, 2008, the Company had aggregate outstanding letters of credit of $1.1 million and a contingent guarantee obligation associated with an equity investment that is limited to $12.5 million, decreases annually and expires through 2015 based on specified terms and conditions. At this time, management believes the guarantee’s fair value is presently insignificant.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—The Company’s financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable, the Credit Facility, and an interest rate swap agreement. A change in interest rates of one percent on floating rate notes receivable and debt balances outstanding at June 30, 2008, excluding the interest rate swap, would cause an approximate change in annual interest income of $71,000 and annual interest expense of $3.5 million. Interest rate swap values are affected by various market factors, including interest rate changes, which have a corresponding effect on interest expense. As discussed in “Liquidity and Capital Resources” above, the Credit Facility was amended in January 2008 which, among other things, increased the Credit Facility overall borrowing limit from $400.0 million to $500.0 million.

As discussed in Note 5 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction related to variable rate debt obligations. The swap has a principal notional amount of $28.1 million, provides for quarterly settlement and expires corresponding with the debt term. At June 30, 2008 and December 31, 2007, the Company has reflected a derivative liability for this swap of $205,000 and less than $1,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

Equity Price Risk—The Company has marketable equity securities, all classified as “available for sale”, which are included in other noncurrent assets. These investments are subject to price risk, which we attempt to minimize generally through portfolio diversification. The carrying value of marketable equity securities amounted to $79,000 and $97,000 at June 30, 2008 and December 31, 2007.

Other Market Risk—As described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding standby letters of credit of $1.1 million as of June 30, 2008. As described in “Off-Balance Sheet Arrangements” above, the Company also had contingent guarantee obligations of $12.5 million as of June 30, 2008.

As described in Note 2 to the Consolidated Financial Statements, at June 30, 2008 and December 31, 2007, the Company had short-term investments of approximately $4.7 million and $9.2 million in highly liquid marketable mutual fund securities and $3.0 million in auction rate securities held in large, qualified financial institutional investment accounts. As of June 30, 2008, these investments are classified as “trading” securities and carried at fair value, which was 97.1% and 100% of par for the marketable securities and the auction rate securities, respectively. The marketable securities investments consist of the Columbia Strategic Asset Mutual Fund of Bank of America which suspended redemptions in December 2007. Approximately $5.4 million or 52% of the Company’s initial $10.2 million investment has been returned through June 30, 2008, and management believes the Company should substantially recover its remaining investment. The bond market for auction rate securities has recently experienced difficulties caused by decreased demand, failed auctions, unusual interest rates and other challenges. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

As of and during the six months ended June 30, 2008, there have been no other significant changes in the Company’s interest rate risk, equity price risk or other market risk.

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

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting in the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. New or material developments, if any, on the more significant of these lawsuits are described below. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows. See Note 8 to the Consolidated Financial Statements for additional information on the Company’s legal proceedings. See Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K for additional information on the Company’s liability insurance program and self-insured retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the six months ended June 30, 2008.

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

As set forth in the table below, the Company repurchased 156,000 shares of common stock in the open market for approximately $4.2 million in the six months ended June 30, 2008.

	Issuer Purchases of Equity Securities under Authorized Program as of June 30, 2008
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares That May Yet Be Purchased Under the Plans or Programs
January 2008	27,000	$30.42	27,000	741,000
February 2008	20,000	30.65	20,000	721,000
March 2008	28,000	26.61	28,000	693,000
First Quarter 2008	75,000	$29.06	75,000	693,000
April 2008	22,000	25.22	22,000	671,000
May 2008	23,000	26.38	23,000	648,000
June 2008	36,000	24.42	36,000	612,000
Second Quarter 2008	81,000	25.20	81,000	612,000
Total 2008	156,000	$27.05	156,000	612,000

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 23, 2008, William R. Brooks, Mark M. Gambill, and James P. Holden were reelected directors by the Company’s stockholders. Directors not reelected at the meeting, but whose terms of office continued after the meeting, were O. Bruton Smith, Marcus G. Smith, H.A. Wheeler, William P. Benton, Robert L. Rewey, and Tom E. Smith. Mr. Wheeler resigned as a director effective May 28, 2008. In addition to reelection of three directors, the stockholders ratified the selection of PricewaterhouseCoopers LLP as the principal independent registered public accounting firm of the Company and approved the Speedway Motorsports, Inc. 2008 Formula Restricted Stock Plan for Non-Employee Directors.

	For	Votes Against	Votes Withheld	Abstentions/ Broker Non-Votes
Reelection of William R. Brooks	41,386,167	—	1,436,087	—
Reelection of Mark M. Gambill	42,311,946	—	510,308	—
Reelection of James P. Holden	42,231,832	—	590,422	—
Ratification of PricewaterhouseCoopers LLP as principal auditors	42,274,720	540,402	—	7,132
Adoption of the Speedway Motorsports, Inc. 2008 Formula Restricted Stock Plan for Non-Employee Directors	38,145,240	3,491,105	—	1,185,909

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

10.1	2008 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Annex A to the Definitive Proxy Statement on Schedule 14A filed on March 28, 2008).
10.2	Asset Purchase Agreement between the Company and Kentucky Speedway, LLC dated May 21, 2008.
31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: August 6, 2008	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: August 6, 2008	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)