Form 10-Q
period 2008-09-30
SPEEDWAY MOTORSPORTS INC
filed 2008-11-05
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 5, 2008, there were 43,193,156 shares of common stock outstanding.

This Quarterly Report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Legal Proceedings”, “Controls and Procedures”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2008 and beyond; and (v) statements relating to the Company’s future capital projects, hosting of races, broadcasting rights, sponsorships, financing needs, merchandising joint ventures, oil and gas activities, including the possibility of discontinuing operations, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “estimates”, “could”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in the Company's 2007 Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q. Forward-looking statements included in this report are based on information available to the Company as of the date filed, and the Company assumes no obligation to update any such forward-looking information contained in this report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$113,743	$156,273
Short-term investments	5,278	12,189
Accounts and notes receivable, net	39,485	42,280
Prepaid income taxes	3,639	13,329
Inventories	16,149	14,904
Prepaid expenses	3,532	3,673
Deferred income taxes	5,950	—

Total Current Assets	187,776	242,648

Notes and Other Receivables:
Affiliates	5,156	8,790
Other	7,327	4,601
Other Assets	22,688	23,217
Property and Equipment, Net	1,166,735	1,066,393
Equity Investment in Associated Entity	80,436	76,678
Other Intangible Assets, Net	351,442	101,539
Goodwill	206,841	54,454

Total	$2,028,401	$1,578,320

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$16	$20
Accounts payable	36,141	19,149
Deferred race event income, net	97,333	112,099
Accrued interest	8,350	2,130
Accrued expenses and other current liabilities	28,974	22,093
Deferred income taxes	—	22,229

Total Current Liabilities	170,814	177,720
Long-term Debt	680,000	428,440
Payable to Affiliate	2,594	2,594
Deferred Income, Net	9,480	10,245
Deferred Income Taxes	241,979	118,191
Other Liabilities	14,534	13,459

Total Liabilities	1,119,401	750,649

Commitments and Contingencies (Notes 1, 2, 6, 8 and 11)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000; no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000; issued and outstanding—43,393,000 in 2008 and 43,546,000 in 2007	448	448
Additional Paid-in Capital	239,671	237,721
Retained Earnings	720,139	635,214
Accumulated Other Comprehensive Loss	(37)	(23)
Treasury stock at cost, shares—1,452,000 in 2008 and 1,232,000 in 2007	(51,221)	(45,689)

Total Stockholders’ Equity	909,000	827,671

Total	$2,028,401	$1,578,320

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30:
	2008	2007
Revenues:
Admissions	$40,133	$30,264
Event related revenue	37,932	33,035
NASCAR broadcasting revenue	25,205	13,832
Other operating revenue	9,058	10,485

Total Revenues	112,328	87,616

Expenses and Other:
Direct expense of events	31,005	23,531
NASCAR purse and sanction fees	18,240	10,367
Other direct operating expense	8,683	10,686
General and administrative	22,379	19,218
Depreciation and amortization	12,363	11,295
Interest expense, net	8,161	5,637
Equity investee (earnings) losses	(224)	17,177
Other expense (income), net	181	(145)

Total Expenses and Other	100,788	97,766

Income (Loss) before Income Taxes	11,540	(10,150)
Provision for Income Taxes	(4,535)	(3,468)

Net Income (Loss)	$7,005	$(13,618)

Basic Earnings (Loss) Per Share	$0.16	$(0.31)

Weighted Average Shares Outstanding	43,419	43,762
Diluted Earnings (Loss) Per Share	$0.16	$(0.31)

Weighted Average Shares Outstanding	43,422	43,926

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30:
	2008	2007
Revenues:
Admissions	$151,952	$136,089
Event related revenue	162,117	145,875
NASCAR broadcasting revenue	131,438	106,509
Other operating revenue	34,838	32,083

Total Revenues	480,345	420,556

Expenses and Other:
Direct expense of events	94,153	77,515
NASCAR purse and sanction fees	91,364	73,712
Other direct operating expense	33,607	32,611
General and administrative	65,110	60,716
Depreciation and amortization	36,085	33,118
Interest expense, net	25,951	15,084
Equity investee (earnings) losses	(4,768)	20,938
Other (income) expense, net	(1,066)	403

Total Expenses and Other	340,436	314,097

Income before Income Taxes	139,909	106,459
Provision for Income Taxes	(54,984)	(47,896)

Net Income	$84,925	$58,563

Basic Earnings Per Share	$1.95	$1.34

Weighted Average Shares Outstanding	43,476	43,782
Diluted Earnings Per Share	$1.95	$1.33

Weighted Average Shares Outstanding	43,494	43,970

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2008	43,546	$448	$237,721	$635,214	$(23)	$(45,689)	$827,671
Net income	—	—	—	84,925	—	—	84,925
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	(14)	—	(14)

Comprehensive income							84,911
Exercise of stock options	34	—	738	—	—	—	738
Tax benefit from exercise of stock options	—	—	91	—	—	—	91
Share-based compensation	33	—	1,121	—	—	—	1,121
Repurchases of common stock at cost	(220)	—	—	—	—	(5,532)	(5,532)

Balance, September 30, 2008	43,393	$448	$239,671	$720,139	$(37)	$(51,221)	$909,000

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30:
	2008	2007
Cash Flows from Operating Activities:
Net income	$84,925	$58,563
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	275	140
Depreciation and amortization	36,085	33,118
Amortization of deferred income	(1,175)	(1,162)
Deferred income tax provision	(17,893)	(31,166)
Equity investee (earnings) losses	(4,768)	20,938
Share-based compensation	1,121	1,521
Changes in operating assets and liabilities, net of business acquisition:
Accounts and notes receivable	8,860	15,858
Prepaid and accrued income taxes	9,909	1,508
Inventories	(1,426)	(1,606)
Prepaid expenses	412	231
Accounts payable	9,016	5,681
Deferred race event income	(28,963)	(1,513)
Accrued expenses and other liabilities	9,855	8,679
Deferred income	457	537
Other assets and liabilities	2,033	10,088

Net Cash Provided By Operating Activities	108,723	121,415

Cash Flows from Financing Activities:
Borrowings under long-term debt	300,000	27
Principal payments on long-term debt	(48,444)	(40)
Payments of loan amendment costs	(452)	—
Exercise of common stock options	738	5,019
Tax benefit from exercise of stock options	91	739
Repurchases of common stock	(5,532)	(10,945)

Net Cash Provided By Financing Activities	246,401	(5,200)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30:
	2008	2007
Cash Flows from Investing Activities:
Payments for:
Capital expenditures	$(67,279)	$(59,955)
Expenditures for oil and gas exploration and production	(5,484)	(2,902)
NHMS business acquisition, net of cash acquired (Note 11)	(330,066)	—
Proceeds from sales of property and equipment	319	1,249
Proceeds from distributions of short-term investments	6,747	—
Increase in notes and other receivables	(3,080)	—
Repayment of notes and other receivables:
Affiliates	—	2,106
Other	1,189	303

Net Cash Used By Investing Activities	(397,654)	(59,199)

Net (Decrease) Increase In Cash and Cash Equivalents	(42,530)	57,016
Cash and Cash Equivalents at Beginning of Period	156,273	118,011

Cash and Cash Equivalents at End of Period	$113,743	$175,027

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$23,321	$14,953
Cash paid for income taxes	62,748	68,301
Supplemental Non-Cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	11,405	(5,611)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned and operated subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), New Hampshire Motor Speedway, Inc., d/b/a New Hampshire Motor Speedway (NHMS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), 600 Racing, Inc. (600 Racing), Motorsports By Mail LLC (MBM), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA LLC a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). See Note 1 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K for further description of its business operations, properties and scheduled events.

In 2008, the National Association for Stock Car Auto Racing, Inc. (NASCAR) sanctioned NEXTEL Cup Series was renamed the Sprint Cup Series, and the Busch Series was renamed the Nationwide Series. Hereafter, the Sprint and Nationwide naming conventions are used throughout this document.

Racing Events—In 2008, the Company is holding 22 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and nine Nationwide Series racing events. The Company also is holding eight NASCAR Craftsman Truck Series racing events, two IndyCar Series (IRL) racing events, five major National Hot Rod Association (NHRA) racing events, and two World of Outlaws (WOO) racing events. The 22 major NASCAR sanctioned races include two Sprint Cup and one Nationwide Series races at NHMS purchased in January 2008 as further described below. In 2007, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 Sprint Cup and eight Nationwide Series racing events, seven NASCAR Craftsman Truck Series racing events, two IRL racing events, four major NHRA racing events, and two WOO racing events.

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

On May 21, 2008, the Company entered into an asset purchase agreement with Kentucky Speedway, LLC (KS) to purchase substantially all of its assets through the assumption or satisfaction of $63,300,000 in debt, payment of $7,500,000 in 60 monthly installments of $125,000 beginning 30 days after closing, and a contingent payment of an additional $7,500,000 in 60 monthly installments of $125,000 beginning on the first day of the month following satisfaction of specified conditions. KS presently annually hosts one NASCAR Nationwide Series, one NASCAR Craftsman Truck Series, one IndyCar Series, and other racing events. Acquisition closing is subject to customary closing conditions. At this time, the acquisition is scheduled to close in the fourth quarter 2008. The Company plans to use available cash and borrowings under its Credit Facility to fund the purchase.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

These unaudited consolidated financial statements should be read in conjunction with the Company's consolidated financial statements included in its 2007 Annual Report on Form 10-K. In management's opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company's motorsports business. See Note 2 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K for further discussion of significant accounting policies, including classification and recognition of revenues, expenses and deferred race event income, net.

Quarterly Reporting—The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Changes in race schedules at the Company's speedways from time to time, including speedway acquisitions, can lessen the comparability of operating results between quarterly financial statements of successive years and increase or decrease the seasonal nature of its motorsports business.

The more significant racing schedule changes for the three and nine months ended September 30, 2008 as compared to 2007 include the following:

•	One NASCAR Sprint Cup and one Nationwide Series racing event were held in the second quarter 2008 at NHMS purchased in January 2008;

•	One NASCAR Sprint Cup and one Craftsman Truck Series racing event were held in the third quarter 2008 at NHMS;

•	LMS held a new major NHRA racing event in the third quarter 2008; and

•	BMS held a major NHRA racing event in the second quarter 2008 that was held in the third quarter 2007.

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

MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results, and the Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements. The Company’s share of MA’s operating results for December 1 through August 31 is included in “equity investee earnings or losses” for the Company’s reporting periods ended September 30, 2008 and 2007. MA reports sales and other taxes collected from customers on a gross basis. All significant intercompany profits or losses have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since formation of MA. The Company’s share of undistributed equity deficit from equity investee losses included in the Company’s retained earnings was approximately $54,959,000 at September 30, 2008 and $59,727,000 at December 31, 2007. See “Other Contingencies” below for additional information on a contingent guarantee obligation associated with MA.

The Company follows the impairment provisions of Accounting Principles Board Opinion (APB) No. 18 “The Equity Method of Accounting for Investments in Common Stock” whereby declines in investment value assessed as other than temporary would be recognized as a charge to earnings. As of September 30, 2008, the Company believes there were no indications of a decline below MA’s carrying value that was other than temporary.

Third Quarter 2007 Charges. The third quarter 2007 operating results of MA include inventory and tooling impairment charges associated with certain NASCAR driver and team changes, including Dale Earnhardt, Jr., a material MA licensor, renaming of the NASCAR NEXTEL and Busch Series in 2008, introducing the “Car of Tomorrow”, and other excess merchandise inventory. The Company’s losses on equity investees for the three and nine months ended September 30, 2007 includes approximately $12.4 million, before income taxes, for its 50% share of those MA charges.

The following table presents summarized information on the third quarter and year-to-date operating results of MA for 2008 and 2007 (in thousands):

	Third Quarter		Year-to-Date
	2008	2007	2008	2007
Net sales	$50,464	$57,342	$168,162	$154,096
Gross profit (loss)	17,260	(11,746)	58,960	21,501
Income (loss) from continuing operations	391	(34,145)	9,939	(41,834)
Net income (loss)	391	(33,905)	9,939	(41,160)

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

Consolidated Foreign Investments. In May 2006, the Company formed Speedway Motorsports International Limited (BVI) (SMIL), a wholly-owned subsidiary of Oil-Chem, to conduct oil and gas exploration and production activities. The Company’s Credit Facility contains a separate sub-limit for letters of credit up to $75.0 million for use in oil and gas activities and other business transactions, permits the Company to invest in Oil-Chem and its direct or indirect subsidiaries for oil and gas activities up to specified amounts, and allows for contracts and certain contract assignments associated with the Company’s oil and gas activities to specified foreign parties. In 2006, SMIL purchased interests in two foreign entities owning certain oil and gas mineral rights in Russia for cash consideration aggregating $4,000,000 for the company OOO Visheraneft and $2,589,000 for a majority interest in OOO Vorga. As of September 30, 2008 and December 31, 2007, amounts invested and capitalized in these entities aggregate $20,214,000 (approximately $8,478,000 for Visheraneft and $11,736,000 for Vorga) and $15,225,000, respectively, consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method. These entities are consolidated and associated minority interests aggregating $16,000 and $49,000 as of September 30, 2008 and December 31, 2007 are included in other liabilities and will be reported separately if and when significant. Capitalized expenditures for oil and gas exploration and production activities amounted to $1,342,000 and $1,995,000 for the three months ended September 30, 2008 and 2007, and $4,989,000 and $4,415,000 for the nine months ended September 30, 2008 and 2007, respectively.

Revenue Recognition and Other Accounting Policies. The Company evaluates the underlying transactional terms and conditions, along with associated accounting guidance, in determining whether revenues, costs, and operating profits or losses, including changes in the fair value of commodity hedges and shared profits and losses from oil and gas transactions, should be reported on a gross or net basis. Associated oil and gas exploration and production activities are accounted for using the full-cost method of accounting. Direct and certain indirect costs associated with the acquisition, exploration, development and production of oil and gas properties are capitalized and included in property and equipment as “capitalized oil and gas exploration and production costs”. Amortization of these costs is determined using the unit-of-production method based on estimated proven oil and gas reserves. Costs associated with properties under development or unevaluated are initially excluded from full cost amortization bases until determined “proven” or not, at which time capitalized amounts become subject to the full cost ceiling limitations. The Company performs a quarterly ceiling test to evaluate whether carrying values of our full cost pools exceed ceiling limitations. No writedown of these costs was considered necessary as of September 30, 2008. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R (FIN 46R) “Consolidation of Variable Interest Entities”, the Company evaluates whether the assets, liabilities, noncontrolling interests, and operations of a variable interest entity should be consolidated. The Company has evaluated certain parties involved with its oil and gas investment activities under FIN 46R. Under certain FIN 46R exemptions, the Company excluded from evaluation certain parties due to the business exemption or access to financial data. However, the activities of these entities are described below.

Gross revenues and product and associated operating costs from bulk petroleum transactions, if any, are included in other operating revenue and other direct operating expense, respectively. The accounting for oil and gas activities, including underlying commodities or hedge transactions, can be affected by many factors, including contract terms, title transfer, settlement timing, underlying commodity or hedge terms and other transactional terms or conditions. Depending on transactional terms and conditions, future transactions and resulting gains or losses, if any, could be reported on either a gross or net basis. Mark-to-market accounting may be used for certain commodities or hedges and bulk petroleum purchases or supply contracts if deemed to be derivatives under Statement of Financial Accounting Standards (SFAS) No. 133. Depending on settlement timing and other transactional factors, associated accounts receivable, inventories, liabilities, and outstanding letters of credit could significantly increase during and between reporting periods. The Company was not involved in any energy supply contracts as of September 30, 2008 or December 31, 2007.

There were no significant revenues from Russian oil and gas exploration and production activities during the three and nine months ended September 30, 2008 or 2007, and associated operating costs were not significant. There were no oil and gas transactions reported on a gross basis, and no energy supply contract related oil and gas transactions reported on a net basis, in the three and nine months ended September 30, 2008 or 2007.

Credit and Other Risks and Contingencies. Notwithstanding these oil and gas activities, the Company’s core business has been and remains motorsports. Management recognizes that this oil and gas business has financial and operational risks different from those of our core operations. Many are risks ordinarily experienced by any new business, risks ordinarily associated with conducting business in foreign countries, as well as risks generally associated with petroleum products, commodities, oil and gas activities, hedging and similar transactions of this nature. However, the Company’s oil and gas activities involve concentrations of credit and other risks different from motorsports operations as of September 30, 2008. These credit and other risks are further described below.

As of September 30, 2008, the Company had credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions. Approximately $2,000,000 of net accounts receivable are due from a relatively small number of petroleum industry customers and merchants in Central America. Also, from time to time, bulk petroleum inventory products may be located in and managed by a relatively small number of vendors in Russia. The Company’s Credit Facility contains a separate sub-limit for letters of credit of up to $75,000,000 for use in oil and gas activities and other business transactions. As of September 30, 2008, the Company had no outstanding standby letters of credit associated with oil and gas activities and no bulk petroleum product inventory.

As of September 30, 2008 and December 31, 2007, uncertainty exists as to the recovery of $12,000,000 drawn by a bank under a Company guarantee for obligations owed by certain third parties for petroleum product purchases utilizing their bank line of credit. The bank claimed and took possession of funds for payment under the guarantee for non-payment by the third parties, notwithstanding the Company’s belief that payment was not required nor rightfully drawn upon by the bank. The Company believes it has lawful recourse against the third parties and the bank, and is seeking recovery of the funds. However, uncertainty exists as to ultimate recovery of the amount due, which is reflected in accounts receivable, and has been fully reserved as of September 30, 2008 and December 31, 2007. The recovery allowance of $12,000,000 was reflected in other direct operating expense in the fourth quarter 2007. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. See Note 8 for information on legal proceedings associated with oil and gas activities.

At September 30, 2008 and December 31, 2007, uncertainty exists as to the full realization of receivables due from two foreign entities and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from two foreign entities because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in foreign countries. Management is currently pursuing available recovery alternatives. Under its profit and loss sharing arrangement, the Company has recorded receivables from Oasis, a significant portion of which pertains to that entity’s reimbursable share of loss associated with the recoverability assessment of amounts due from these two foreign entities. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities; therefore, uncertainty exists regarding recoverability. As of September 30, 2008 and December 31, 2007, the Company has recorded allowances for these possibly uncollectible amounts of approximately $26,763,000 and $23,086,000 based on estimated ultimate realization after possible recovery, settlement and other costs and insurance.

As of September 30, 2008 and December 31, 2007, the Company has recorded allowances for possible uncollectible amounts aggregating approximately $38,763,000 and $35,086,000 for oil and gas activities. Recovery allowances, which are reflected in other direct operating expense, amounted to approximately $864,000 and $1,035,000 for the three months ended September 30, 2008 and 2007, and $3,677,000 and $5,610,000 for the nine months ended September 30, 2008 and 2007, respectively. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

Possibility of Discontinuing Oil and Gas Operations. Because of the ongoing challenges with oil and gas activities, the Company is contemplating discontinuing those operations during 2008 or early 2009, although no final decision has been made. Those operations have been conducted primarily in foreign countries and particularly in Russia since the second quarter 2006. These oil and gas operations involve business, credit and other risks different from the Company’s motorsports operations, and the ability to invest and compete successfully and profitably has been subject to many factors outside management’s control. Many of the operating risks and challenges involve difficult or restrictive governmental situations when attempting to conduct business, access or transfer assets or funds, or facilitate production and similar activities in Russia and other foreign countries. If and when the Company decides to discontinue the oil and gas business, it would likely be presented as discontinued operations and prior period financial statements will be reclassified when presented. As of September 30, 2008, assets and liabilities associated with the oil and gas business consist primarily of invested and capitalized amounts for the two foreign entities owning certain oil and gas mineral rights in Russia and net receivables as described above.

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

Income Taxes—At both September 30, 2008 and December 31, 2007, the Company had significant net noncurrent deferred tax liabilities, a large portion of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the Internal Revenue Service (IRS), the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change reduced the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. The Company paid accelerated taxes of $28,179,000 in 2007, and $21,087,000 in the nine months ended September 30, 2008. A final payment of approximately $7,029,000 is due within the next twelve months. Management believes filing the change in tax accounting method was the best course of action to minimize costs and uncertainty. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over longer periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s future financial position or results of operations.

Effective Income Tax Rates. The Company’s effective income tax rate for the three and nine months ended September 30, 2008 was 39.3%. These current period rates reflect state income tax rates, associated with accounting for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities associated with NHMS, that are higher than blended income tax rates for other states where the Company operates. The Company’s effective tax rate for the three and nine months ended September 30, 2007 reflect a valuation allowance of approximately $7,335,000 against deferred tax assets associated with MA equity investee losses because management determined that ultimate realization is not more likely than not. The effective income tax rate for the three and nine months ended September 30, 2007 was 45.0%, reflecting an increase of approximately 6.9% from the valuation allowance. As of September 30, 2008 and December 31, 2007, valuation allowances of approximately $20,547,000 are reflected against deferred tax assets associated with MA equity investee losses because management has determined that ultimate realization is not more likely than not.

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

As of September 30, 2008 and December 31, 2007, income tax liabilities for unrecognized tax benefits of approximately $7,641,000 and $7,159,000 were included in other noncurrent liabilities, all of which would affect the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. The Company recognized interest and penalties on uncertain tax positions of $160,000 and $455,000 in the three and nine months ended September 30, 2008, and none in the three or nine months ended September 30, 2007. As of September 30, 2008 and December 31, 2007, the Company had $3,828,000 and $3,373,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of September 30, 2008, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase or decrease within the next twelve months, except the Company could recognize approximately $407,000 of unrecognized tax benefits upon the expiration of a statute of limitations. The tax years that remain open to examination include 2002 through 2007 by the North Carolina Department of Revenue, and 2004 through 2007 by all other taxing jurisdictions to which the Company is subject.

A reconciliation of the change in the total unrecognized tax benefits and other information for the three and nine months ended September 30, 2008 is as follows (in thousands):

	Three Months Ended September 30:	Nine Months Ended September 30:
	2008	2008
Beginning of period	$7,611	$7,159
Increases for tax positions of current year	30	482
Reductions for lapse of applicable statute of limitations	—	—

End of period	$7,641	$7,641

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in the Consolidated Statement of Operations. Such taxes reported on a gross basis for the three months ended September 30, 2008 and 2007 amounted to $2,820,000 and $2,806,000, and for the nine months ended September 30, 2008 and 2007 amounted to $8,404,000 and $9,676,000.

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

As of September 30, 2008, the Company had contingent guarantee obligations associated with an equity investment that are limited to $12,200,000, decrease annually and expire through 2015 based on specified terms and conditions. At this time, management believes the fair value of this guarantee is presently insignificant.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of September 30, 2008 and December 31, 2007 (in thousands):

			September 30, 2008		December 31, 2007
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$113,743	$113,743	$156,273	$156,273
Short-term investments	2	R	5,278	5,278	12,189	12,189
Marketable equity securities	1	R	72	72	97	97

Liabilities
Floating rate revolving Credit Facility	2	R	350,000	350,000	98,438	98,438
6 3/4% Senior subordinated notes payable	1	NR	330,000	303,600	330,000	323,400
Cash flow interest swap on revolving Credit Facility	2	R	126	126	Less than $1	Less than $1

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

Short-term investments consist principally of highly liquid marketable mutual fund securities and auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, and realized and unrealized gains or losses are included in the Company’s consolidated statement of income. The Company has marketable securities investments in the Columbia Strategic Asset Mutual Fund of Bank of America which suspended redemptions in December 2007. The Company had initially invested approximately $10,200,000, of which approximately $6,657,000 or 65% has been returned through September 30, 2008. The fund manager has advised the Company that it intends to make an orderly fund liquidation with the goal of preserving and distributing as much of the original investment values as possible to the fund investors. As of September 30, 2008 and December 31, 2007, the investment was recorded at its estimated fair market value of 95.7% and 98.7% of par. The bond market for auction rate securities has recently experienced difficulties caused by decreased demand, failed auctions, unusual interest rates and other challenges. As of September 30, 2008 and December 31, 2007, the Company has approximately $2,000,000 and $3,000,000 invested in auction rate securities which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

Recently Issued Accounting Standards—In September 2006, SFAS No. 157 “Fair Value Instruments” was issued which, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value instruments. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157, among other things, clarifies various market participation assumptions and fair value measurement, expands disclosures about using fair values in interim and annual periods subsequent to initial recognition, and applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. This statement also nullifies certain guidance in Emerging Issues Task Force (EITF) No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. SFAS No. 157 applies to and may impact the Company’s reporting of equity investments in associated entities, which includes Motorsports Authentics, and impairment analysis for long-lived assets, goodwill and other intangible assets. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, in February 2008, FSP 157-2 was issued which allowed, and the Company has elected, deferral of the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in financial statements on a nonrecurring basis.

In October 2008, FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” was issued clarifying the application of SFAS No. 157 and key considerations in determining fair value in such markets, and expanding disclosures on recurring fair value measurements using unobservable inputs (Level 3). FSP 157-3 was effective upon issuance and its application had no significant impact on the Company’s financial statements or disclosures. The Company elected to defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities, and is currently assessing the impact, if any, FSP 157-3 will have on its financial statements and disclosures once effective for nonfinancial assets and nonfinancial liabilities. The Company adopted SFAS No. 157 as of January 1, 2008, and the required disclosures are presented in “Fair Value of Financial Instruments” above.

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

In December 2007, SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” was issued which, among other things, changes the accounting and reporting for noncontrolling interests in subsidiaries or minority interests. Minority interests will be recharacterized as noncontrolling interests and reported as a component of equity separate from parent equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. Consolidated net income will be reported at amounts that include amounts attributable to both the parent and noncontrolling interests, and amounts attributable to the parent and noncontrolling interests will be disclosed on the face of the consolidated statement of income. SFAS No. 160 establishes a single method of accounting for changes in parent ownership interest in a subsidiary that does not result in deconsolidation, and eliminates the requirement to apply purchase accounting to parent acquisition of noncontrolling ownership interests in a subsidiary. A parent will be required to recognize a gain or loss in net income when a subsidiary is deconsolidated, and deconsolidate a subsidiary as of the date the parent ceases to have a controlling financial interest. Upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. Also, expanded disclosures will be required that clearly identify and distinguish between the interests of parent owners and noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, except for presentation and disclosure requirements, which are to be applied retrospectively. The Company is currently assessing the impact, if any, adopting SFAS No. 160 may have on its financial statements or disclosures.

In December 2007, SFAS No. 141 (Revised 2007) “Business Combinations” was issued which, among other things, replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized under purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires capitalizing in-

process research and development costs at fair value, and requires expensing acquisition-related costs as incurred. SFAS No. 141R defines an acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that acquirers achieve control. Noncontrolling interests in acquirees are required to be measured at fair value which could result in recognizing goodwill attributable to noncontrolling interests. Also, specific guidance is provided on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination. SFAS No. 141R does not apply to joint venture formations, acquisitions of an asset or a group of assets that does not constitute a business, or a combination between entities or businesses under common control. SFAS No. 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As such, the Company expects SFAS No. 141R to have no significant impact on the Company’s financial statements or disclosures prior to any such business combination.

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

In June 2008, FSP EITF No. 03-6-1 "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" was issued to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method. FSP EITF No. 03-6-1 affects entities that accrue dividends on share-based payment awards during the associated service period when the return of dividends is not required if employees forfeit such awards. FSP EITF No. 03-6-1 is effective for fiscal years and interim periods beginning after December 15, 2008. At this time, the Company believes adoption of FSP EITF No. 03-6-1 will have no significant impact on its financial statements or disclosures.

In September 2008, FSP No. 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” was issued to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FASB Interpretation No. 45 (FIN 45) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” to require an additional disclosure about the current status of payment and performance risk of guarantees. The FSP provisions that amend Statement 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. To date, the Company has not been sellers of credit derivatives. The Company is currently assessing the impact, if any, adopting this FSP may have; however, at this time, the Company believes adoption will have no significant impact on its financial statement disclosures. The FSP also clarifies the effective date of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. As discussed above, SFAS No. 161 is effective the first reporting period beginning after November 15, 2008.

3. INVENTORIES

Inventories consist of the following components (in thousands):

	September 30, 2008	December 31, 2007
Souvenirs and apparel	$8,302	$8,248
Finished vehicles, parts and accessories	5,979	4,659
Micro-lubricant® and other	1,868	1,997

Total	$16,149	$14,904

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At September 30, 2008 and December 31, 2007, inventories reflect provisions of $9,515,000 and $7,912,000, and there were no bulk petroleum inventories.

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

The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary an operating segment and separate reporting unit principally because that is the lowest level for which discrete financial information is available to the Company’s segment managers and chief operating decision maker. No reporting units are aggregated for purposes of evaluating intangible assets for possible impairment. The Company evaluates intangible assets for possible impairment based on expected future discounted operating cash flows and profitability attributable to such assets, which is supported by quoted market prices or comparable transactions where available or applicable. The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. Management’s latest annual assessment of goodwill and other intangible assets in the second quarter 2008 indicated there had been no impairment, and there has since been no events or circumstances which might indicate possible impairment as of September 30, 2008.

As of September 30, 2008 and December 31, 2007, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	September 30, 2008			December 31, 2007			Estimated Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Nonamortizable race event sanctioning and renewal agreements	$348,783	—	$348,783	$98,783	—	$98,783	—
Amortizable network and other media promotional contracts	3,320	$(661)	2,659	3,320	$(564)	2,756	30

Total	$352,103	$(661)	$351,442	$102,103	$(564)	$101,539

Changes in the gross carrying value of other intangible assets and goodwill during the nine months ended September 30, 2008 are as follows (in thousands):

	Other Intangible Assets	Goodwill
Balance, beginning of period	$102,103	$54,454
Increase from NHMS acquisition (Note 11)	250,000	152,387

Balance, end of period	$352,103	$206,841

Increases in the gross carrying value of other intangible assets and goodwill in the nine months ended September 30, 2008 reflect the Company’s preliminary purchase accounting for the NHMS acquisition as further described in Note 1 “Current Year Business Acquisitions” and Note 11. Other intangible assets acquired consist of nonamortizable race event sanctioning and renewal agreements to annually host two NASCAR Sprint Cup and one NASCAR Nationwide Series racing events.

5. LONG-TERM DEBT

Bank Credit Facility and 2008 Amendments—The Company has a long-term, senior revolving credit facility (the Credit Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. As of September 30, 2008, the Credit Facility: (i) provides for aggregate borrowings of up to $500,000,000, including separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75,000,000, increasing up to $150,000,000 subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80,000,000; (v) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vi) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the Credit Facility term. After amendment in May 2006, the Credit Facility permits investments aggregating up to an additional $50,000,000 in the Company’s oil and gas activities and certain other businesses, and allows for additional investments, contracts and contract assignment associated with the Company’s buying and selling of bulk petroleum products to specified foreign parties. Loans under the Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). At September 30, 2008 and December 31, 2007, outstanding borrowings under the Credit Facility were $350,000,000 and $98,438,000. The Company repaid $48,438,000 of Credit Facility borrowings during the nine months ended September 30, 2008. As of September 30, 2008, outstanding letters of credit amounted to $875,000, and the Company could borrow up to an additional $149,125,000 under the Credit

Facility.

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

The Credit Facility and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. Management believes the Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of September 30, 2008. See Note 6 to the Consolidated Financial Statements in the Company’s 2007 Annual Report on Form 10-K for further information on the terms and conditions of the Credit Facility and the Senior Subordinated Notes.

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

Under the present interest rate swap agreement, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $25,000,000. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. The cash flow swap agreement does not meet the conditions for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Interest expense for the three months ended September 30, 2008 and 2007 decreased $78,000 and increased $486,000, and for the nine months ended September 30, 2008 and 2007 increased $126,000 and $595,000, due to market value changes of the interest rate swap agreement. At September 30, 2008 and December 31, 2007, the Company has reflected a derivative liability for this swap of $126,000 and less than $1,000. In 2005, a fair value hedge swap agreement was terminated and settled with a $501,000 net payment to the Company. The $501,000 net gain was deferred when received and is being amortized into income as an adjustment to interest expense over the underlying hedged debt term through May 2013. Such interest expense adjustments totaled $16,000 and $47,000 in each of the three and nine months ended September 30, 2008 and 2007. Interest expense reflects net settlement payments of $77,000 and $91,000 in the three and nine months ended September 30, 2008, and net settlement receipts of $153,000 and $487,000 in the three and nine months ended September 30, 2007.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2008	2007	2008	2007
Gross interest costs	$9,866	$7,961	$31,408	$22,905
Less: capitalized interest costs	(872)	(485)	(1,921)	(1,996)

Interest expense	8,994	7,476	29,487	20,909
Interest income	(833)	(1,839)	(3,536)	(5,825)

Interest expense, net	$8,161	$5,637	$25,951	$15,084

Weighted-average interest rate on borrowings under bank Credit Facility	4.1%	6.5%	4.5%	6.4%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings (loss) per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands, except per share amounts):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2008	2007	2008	2007
Net income (loss) applicable to common stockholders and assumed conversions	$7,005	$(13,618)	$84,925	$58,563

Weighted average common shares outstanding	43,419	43,762	43,476	43,782
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	3	164	18	188

Weighted average common shares outstanding and assumed conversions	43,422	43,926	43,494	43,970

Basic earnings (loss) per share	$0.16	$(0.31)	$1.95	$1.34

Diluted earnings (loss) per share	$0.16	$(0.31)	$1.95	$1.33

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	1,126	50	732	41

Stock Repurchase Program—In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to 1,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Company’s Board of Directors authorized SMI to repurchase up to an additional 1,000,000 shares of outstanding common stock under the same terms and conditions as the initial share repurchase authorization. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the three and nine months ended September 30, 2008, the Company repurchased 64,000 and 220,000 shares of common stock for $1,312,000 and $5,532,000. As of September 30, 2008, the Company could repurchase up to an additional 548,000 shares under the current authorization.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at September 30, 2008 and December 31, 2007 include $5,156,000 and $5,331,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not anticipate or require repayment before September 30, 2009, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2007 primarily reflect increases for accrued interest on outstanding balances, and decreases from shared expenses, with affiliates. Any increases pertain to note receivable arrangements in place before July 30, 2002. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $63,000 and $30,000 in the three months ended September 30, 2008 and 2007, and $175,000 and $124,000 in the nine months ended September 30, 2008 and 2007.

Notes and other receivables from affiliates at December 31, 2007 also include $3,459,000, including accrued interest, due from Motorsports Authentics, a 50% owned joint venture (see Note 2). The note was executed in 2006, bore interest at prime and was due within thirteen months of demand. In July 2008, the note, including accrued interest, was settled in full by offset of the same amount owed to MA as further described below.

Amounts payable to affiliate at September 30, 2008 and December 31, 2007 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates.

600 Racing, SMI Properties and Oil-Chem each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $61,000 and $74,000 for the three months ended September 30, 2008 and 2007, and $183,000 and $172,000 for the nine months ended September 30, 2008 and 2007. Rent expense for SMI Properties approximated $60,000 for each of the three months ended September 30, 2008 and 2007, and $180,000 and $204,000 for the nine months ended September 30, 2008 and 2007. Rent expense for Oil-Chem approximated $24,000 and $72,000 for the three and nine month periods ending September 30, 2008, and was insignificant for the three and nine months ended September 30, 2007. At September 30, 2008 and December 31, 2007, amounts owed to Chartown were not significant.

Various SMI subsidiaries purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of approximately $47,000 in the three months ended September 30, 2008. There were no vehicles purchased in the three months ended September 30, 2007. Vehicles purchases in the nine months ended September 30, 2008 and 2007 were approximately $208,000 and $323,000. Vehicles sold to SAI approximated $163,000 in the nine months ended September 30, 2007. Vehicles sold in the three and nine months ended September 30, 2008, and the three months ended September 30, 2007, were insignificant. At September 30, 2008 and December 31, 2007, there were no associated amounts due to or from SAI.

Oil-Chem sold zMax micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $365,000 and $445,000 for the three months ended September 30, 2008 and 2007, and $1,229,000 and $1,609,000 for the nine months ended September 30, 2008 and 2007. At September 30, 2008 and December 31, 2007, approximately $208,000 and $175,000 was due from SAI and is reflected in current assets.

At September 30, 2008 and December 31, 2007, current liabilities included $161,000 owed to SAI in connection with project management services provided by SAI employees in connection with supervising and managing construction and renovation projects at various SMI speedways in prior years.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. In the three months ended September 30, 2008 and 2007, merchandise purchases approximated $2,828,000 and $3,605,000, and merchandise sales and event related commissions approximated $689,000 and $347,000. In the nine months ended September 30, 2008 and 2007, merchandise purchases approximated $13,904,000 and $9,361,000, and merchandise sales and event related commissions approximated $3,921,000 and $3,701,000. At September 30, 2008 and December 31, 2007, net amounts owed to MA approximated $3,102,000 and $4,004,000, and are reflected in current liabilities. As further described above, in July 2008, amounts due under a note receivable from MA were repaid by offset of $3,547,000 owed to MA.

The foregoing related party balances as of September 30, 2008 and December 31, 2007, and transactions for the three and nine months ended September 30, 2008 and 2007 are summarized below (in thousands):

	2008	2007
Notes receivable and other receivables	$5,364	$8,964
Amounts payable to affiliates	5,857	6,759

	Three Months Ended September 30:		Nine Months Ended September 30:
	2008	2007	2008	2007
Merchandise and vehicle purchases	$2,875	$3,605	$14,112	$9,684
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	1,150	887	5,437	4,880
Rent expense	145	134	435	376
Interest income	66	163	290	521
Interest expense	29	35	90	105

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Karen Davies and William Davies, individually and as Next Friends of Ryan Davies and Peyton Davies filed a lawsuit seeking damages against TMS, INEX, 600 Racing and SMI in the 348th District Court of Tarrant County, Texas on January 2, 2007. Ryan Davies was injured while participating in an event at TMS and the Davies allege that TMS, INEX, 600 Racing and SMI caused the accident. TMS, INEX, and 600 Racing filed answers on February 2, 2007 denying all material allegations. SMI made a special appearance on February 2, 2007 challenging the jurisdiction of the Texas court over it. TMS, INEX, and 600 Racing are vigorously defending this matter. SMI is not before the Court.

On March 5, 2007, TMS, INEX, and 600 Racing filed counterclaims and third-party claims asserting that other parties were liable for the accident involving Ryan Davies. On February 6, 2008 INEX was dismissed with prejudice by the Plaintiffs from the suit. Discovery is ongoing in this matter. On September 4, 2008 the Defendants entered into an agreement with the Plaintiffs pursuant to which the Plaintiffs agreed not to proceed in this or any other case against Defendants on any theory of product or design liability regarding the Bandolero car, mechanical defect of the Bandolero car, or design defect of the Bandolero car. Mediation is scheduled for November 13, 2008. Currently, the Company is unable to determine the total claims amount relating to this accident which may be made against it and how those claims might be resolved. To date, Plaintiffs have provided discovery claiming damages of approximately $950,000 and $11,323,000 associated with past medical costs and a life care plan, respectively. Liability and claimed damages are vigorously disputed. At this time, management does not expect the disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

In 2006, the Company purchased a Russian entity, OOO Visheraneft, to exploit certain mineral rights in an existing oilfield in the Perm region of Russia (the Perm Oilfield). Thereafter, Visheraneft’s alleged predecessor entity and several of its shareholders filed suit in the Russian courts challenging certain rights of Visheraneft and contending they maintained an interest in the mineral rights license registered to Visheraneft with respect to the Perm Oilfield. On October 17, 2007, the trial court ruled in Visheraneft’s favor with respect to challenges by its predecessor entity and several of its shareholders against Visheraneft’s rights in its license. On December 19, 2007, the intermediate appellate court upheld Visheraneft’s subsoil license rights. No appeal has been taken from that judgment. Additionally, the Company was informed on January 23, 2008 that it was discovered in the process of attempting to make required filings with the local tax office to finalize the Company’s acquisition of Visheraneft, that an unknown third party had made what appeared to be a fraudulent filing purporting to show that party as the owner of Visheraneft. The fraudulent filing was set aside by the Russian trial court on May 12, 2008, and has not been appealed. As of August 7, 2008, all known legal proceedings related to Visheraneft and affecting the Company’s rights with respect to the Visheraneft mineral rights license had been resolved in the Company’s favor, and the Company’s ownership interest in Visheraneft was finalized.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu, BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 7, 2008, SAG, SA, Swift Aviation, and Swift Transportation filed an answer to the Amended Complaint denying all material allegations. The Swift defendants subsequently filed an amended answer on August 27, 2008 and asserted crossclaims against Bronwen, Bronwen UK, BNP France and Ndiomu for breach of fiduciary duty, misrepresentation, breach of duty of good faith and fair dealing, fraud and conversion. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. A hearing on both BNP Suisse’s and

BNP France’s motions to dismiss was held on October 28, 2008. No ruling has been made by the court with respect to those motions. Discovery is ongoing in this matter.

On September 8, 2008, Richard Skaff filed a lawsuit, against, amongst other parties, SMI and IR. The lawsuit was filed in the United District Court for the Northern District of California and alleges violations of the Americans With Disabilities Act of 1990, along with state claims for alleged violations of the California Disabled Persons Act, Unruh Civil Rights Act and Health & Safety Code statutes. The plaintiff is disabled and claims to have attended motorsports events at IR on June 24, 2007 and July 27, 2008. The plaintiff’s complaint alleges that IR fails to provide adequate facilities to disabled patrons. The plaintiff is seeking injunctive relief and unspecified monetary damages. This matter is in the early stages of litigation. The Company is currently unable to predict the amount of damages that will be claimed in this matter. However, at this time, management does not expect the disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows. The Company intends to verify and assert the adequacy of its facilities and services, and vigorously defend this matter.

On October 9, 2008, Hollyn D’Lil filed a lawsuit, against, amongst other parties, SMI and IR. The lawsuit was also filed in the United District Court for the Northern District of California and alleges violations of the Americans With Disabilities Act of 1990, along with state claims for alleged violations of the California Disabled Persons Act, Unruh Civil Rights Act and Health & Safety Code statutes. The plaintiff is disabled and alleges that she attended a motorsports event at IR on August 24, 2008. The plaintiff’s complaint alleges that IR fails to provide adequate facilities to disabled patrons. The plaintiff is seeking injunctive relief and unspecified monetary damages. This matter is in the early stages of litigation. The Company is currently unable to predict the amount of damages that will be claimed in this matter. However, at this time, management does not expect the disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows. The Company intends to verify and assert the adequacy of its facilities and services, and vigorously defend this matter.

9. STOCK COMPENSATION PLANS

2004 Stock Incentive Plan—Awards under the 2004 Stock Incentive Plan (the 2004 Plan) may consist of incentive stock options, non-statutory stock options or restricted stock. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate ten years from adoption in February 2004. No individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year. In the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. All stock options granted under the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date. To date, stock options expire ten years from grant date and vest immediately or in equal installments over three years and restricted stock vests three years from grant date. The Company awarded 7,000 shares of restricted stock under the Company’s performance based incentive compensative plan, subject to reaching certain defined full year 2008 earnings targets, to each of three executive officers during the nine months ended September 30, 2008.

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

Under the 2008 Formula Plan, 100,000 shares of SMI’s common stock will be reserved for issuance and awards will be in the form of restricted stock. On the first business day following each annual meeting, beginning with the Company’s 2008 Annual Meeting, each non-employee director who is then a member of the Board shall receive a grant of restricted stock consisting of the number of shares equaling $60,000 divided by the average market value of the common stock as of the grant date. Average market value is defined as the average of closing sale prices for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. The Company awarded 2,381 shares of restricted stock to each of the five outside directors on April 24, 2008 in accordance with plan provisions.

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

Share-based compensation cost is included in general and administrative expense. Share-based compensation cost for the three months ended September 30, 2008 and 2007 totaled $418,000 and $304,000, before income taxes of $164,000 and $116,000, and for the nine months ended September 30, 2008 and 2007 totaled $1,121,000 and $1,521,000, before income taxes of $441,000 and $580,000, respectively. There were no capitalized share-based compensation costs at September 30, 2008 or December 31, 2007.

As of September 30, 2008, there was approximately $172,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted-average period of 0.6 year. The Company generally records stock-based compensation cost for granted stock options on the accelerated method using a graded vesting schedule over the requisite service period. As of September 30, 2008, there was approximately $2,015,000 of unrecognized compensation cost related to non-vested restricted stock granted under the 2004 Plan that is expected to be recognized over a weighted-average period of 1.1 years. The Company generally records stock-based compensation cost for restricted stock awards using the straight line method over the requisite service period.

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

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes and other expense (income) and specified unusual non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. There were no significant intersegment or intercompany revenues, expenses or other transactions during the periods presented. The following segment information is for the three and nine months ended September 30, 2008 and 2007, and as of September 30, 2008 and December 31, 2007 (in thousands):

	Three Months Ended September 30:
	2008			2007
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$105,432	$6,896	$112,328	$78,930	$8,686	$87,616
Depreciation and amortization	12,192	171	12,363	11,098	197	11,295
Equity investee earnings (losses)	224	—	224	(17,177)	—	(17,177)
Operating income (loss)	21,640	(1,982)	19,658	14,975	(2,456)	12,519

	Nine Months Ended September 30:
	2008			2007
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$453,297	$27,048	$480,345	$395,193	$25,363	$420,556
Depreciation and amortization	35,583	502	36,085	32,643	475	33,118
Equity investee earnings (losses)	4,768	—	4,768	(20,938)	—	(20,938)
Operating income (loss)	165,809	(5,783)	160,026	149,962	(7,078)	142,884
Capital expenditures	67,087	192	67,279	59,206	3,651	62,857

	September 30, 2008			December 31, 2007
Goodwill and other intangibles	$550,131	$8,152	$558,283	$147,745	$8,248	$155,993
Total assets	1,961,125	67,276	2,028,401	1,504,453	73,867	1,578,320
Equity investments	80,436	—	80,436	76,678	—	76,678

The following table reconciles segment operating income above to consolidated income before income taxes for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2008	2007	2008	2007
Total segment operating income	$19,658	$12,519	$160,026	$142,884
Adjusted for:
Interest expense, net	(8,161)	(5,637)	(25,951)	(15,084)
Equity investee earnings (losses)	224	(17,177)	4,768	(20,938)
Other income (expense), net	(181)	145	1,066	(403)

Consolidated income (loss) before income taxes	$11,540	$(10,150)	$139,909	$106,459

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

Pro forma Financial Information	Three Months Ended September 30:		Nine Months Ended September 30:
(in thousands, except per share amounts)	2008	2007	2008	2007
Total revenues	$112,328	$113,817	$480,345	$474,159
Net income (loss)	7,005	(9,108)	84,925	63,362

Basic earnings (loss) per share	$0.16	$(0.21)	1.95	1.45
Diluted earnings (loss) per share	$0.16	$(0.21)	1.95	1.44

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. As presently scheduled, one NASCAR Sprint Cup racing event is held at the newly purchased NHMS in the second and third quarters each year, and operating income will likely be positively impacted in those quarters and negatively impacted in the first and fourth quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the nine months ended September 30, 2008 and 2007 are not indicative of results that may be expected for the entire year because of such seasonality.

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

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General factors and current operating trends
•	Eight-year NASCAR broadcasting rights agreement
•	Motorsports Authentics merchandising joint venture
•	Non-event and event souvenir and other merchandising revenues
•	Reiterated 2008 earnings guidance

Items discussed elsewhere in indicated sections of this report:

•	Purchase of New Hampshire Speedway and Amendment of Bank Credit Facility as further described in Notes 1, 5 and 11 to the Consolidated Financial Statements
•	Pending Agreement to Purchase Kentucky Speedway as further described below in “Liquidity and Capital Resources” and Item 1A “ Risk Factors”, and in Note 1 to the Consolidated Financial Statements
•	Oil and gas activities and plans to discontinue operations as further described in Note 2 to the Consolidated Financial Statements – “Oil and Gas Activities”
•	Repurchases of common stock (discussed below in “Liquidity and Capital Resources, Future Liquidity – Stock Repurchase Program”)
•	Current Economic Environment as further described in Item 1A “Risk Factors”

General Factors and Current Operating Trends—The Company’s year-to-date results for the 2008 race season reflect ongoing increases in sponsorship, luxury suite rentals and other corporate revenues. All of the Company’s 2008, and most of its 2009, NASCAR Sprint Cup and Nationwide Series event sponsorships are already sold, and pre-sales for other corporate event related revenues are showing similar trends. For the Company’s October and November 2008 major events, ticket sales at AMS, LMS, and TMS are below last year sales. However, at this early date, management is unable to determine whether event results will differ from those previously estimated. The 2008 to-date broadcast television and cable ratings for the NASCAR Sprint Cup and Nationwide Series have shown increases over the prior year. As further discussed below, the Company’s total 2009 NASCAR broadcasting revenues, based on the current race schedule, are already contracted.

Many economic and geopolitical factors, including those described below and in Item 1A “Risk Factors”, may continue to dampen consumer spending resulting in a negative impact on the Company’s motorsports and non-motorsports activities, including non-event and event souvenir and other merchandising revenues. High fuel prices, difficult consumer credit and housing markets, and volatile interest rates, among other geopolitical and economic factors, may continue to dampen consumer spending. Natural disasters such as Hurricanes Ike and Gustav could cause further increases in fuel prices and significant adverse economic effects. National incidents such as those of September 11, 2001, along with the Iraq war and terrorism alerts, affect public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Economic conditions could be severely affected by future actual or threatened events of a similar nature or other national, regional or local incidents, which could materially adversely affect the Company’s future operating results. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions surrounding racing events can have a negative effect on successive events in future periods because consumer demand can be affected by the success of past events. These factors affect consumer and corporate spending sentiment. The Company believes that reduced consumer spending impacted admissions, the demand for souvenir, apparel and other merchandise, and food and beverages, with related effects on event related and other operating revenues. While management believes the Company’s strong operating cash flow will continue, economic conditions, high fuel prices, competitiveness of racing, popularity of drivers and teams for NASCAR’s Sprint Cup Series, and the success of NASCAR’s “Car of Tomorrow” can affect ticket, corporate marketing, sponsorships and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow. However, similar to past years, management again decided not to increase many ticket and concession prices in 2008 to help foster fan support and mitigate any near-term demand weakness.

Certain NASCAR Sprint Cup and Nationwide race team owners, including certain multi-car ownership teams, have recently announced that, at this time, they have not yet secured adequate sponsorship funding for next year’s racing season. It is believed these difficult economic and market factors are resulting in delayed decisions on or against race team sponsorship by certain current and potential new sponsors. Without adequate sponsorship funding, some team owners could decide not to operate, participate in fewer races, or operate fewer racecars next year. A reduced number of racing competitors, particularly popular drivers, could lessen on-track competition and the appeal of racing. Also, new or changed racing teams could be formed with drivers that generate less fan interest or race less competitively. These and similar factors can affect attendance at NASCAR Sprint Cup and Nationwide racing events, as well as corporate marketing interest, that can significantly impact our operating results.

Eight-Year NASCAR Broadcasting Rights Agreement—Broadcasting revenues continue to be a significant long-term revenue source for the Company’s core business. A substantial portion of the Company’s profit growth in recent years, notwithstanding 2007, has resulted from a significant increase in television revenues received from NASCAR contracts with various television networks. NASCAR ratings can impact attendance at Company events and sponsorship opportunities. The former six-year NASCAR domestic television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX expired after 2006, and have been replaced with combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR Sprint Cup, Nationwide and Craftsman Truck Series events for 2007 through 2014. NASCAR announced these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. The announced 2007 total NASCAR broadcasting rights fees for the entire industry approximated $505 million and, although initially lower than the 2006 rights fees of approximately $574 million, this eight-year arrangement provides the Company with increases in annual contracted revenues through 2014 averaging 3% per year. The Company’s 2007 NASCAR broadcasting revenues were $143 million, reflecting a decrease of approximately $20 million or 12% from 2006. These lower 2007 revenues were partially offset by a decrease in associated contracted NASCAR purse and sanction fees of approximately $5 million or 5%. The Company’s total contracted 2008 NASCAR broadcasting revenues, based on the current race schedule including NHMS, are approximately $168 million. Management believes this long-term contracted revenue source helps solidify the Company’s financial strength, stabilize earnings and cash flows, and bodes well for the future of SMI and the motorsports industry.

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

Motorsports Authentics Merchandising Joint Venture—The Company and ISC equally own a joint venture that operates independently under the name Motorsports Authentics to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA has license agreements with many of the top NASCAR, IRL, and NHRA teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. As further described in Note 2 to the Consolidated Financial Statements, the Company uses the equity method of accounting for its 50% ownership in MA. MA’s business has been, and is expected to remain, somewhat seasonal. MA’s interim operating results for 2008 are not indicative of results that may be expected for the entire year because of, among other factors, such seasonality.

The Company’s equity investee earnings for the three and nine months ended September 30, 2008 reflect an improvement in MA’s operating results as compared to last year. These improved results reflect, among other factors, MA’s ongoing strategic and operational changes and increased merchandise sales of Dale Earnhardt, Jr., a popular NASCAR driver and material MA licensor, who changed racing teams at the end of 2007 as previously announced. The third quarter 2007 operating results of MA include inventory and tooling impairment charges associated with driver and team changes, including Dale Earnhardt, Jr., renaming of the NASCAR NEXTEL and Busch Series in 2008, introducing the “Car of Tomorrow”, and other excess merchandise inventory. The Company’s losses on equity investees for the three and nine months ended September 30, 2007 includes approximately $12.4 million, before income taxes, for its 50% share of those MA charges.

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

The various economic conditions and geopolitical factors, as discussed in “General Factors and Current Operating

Trends” above and Item 1A “Risk Factors”, may continue to dampen consumer spending resulting in a negative impact on MA’s future revenues and profitability. As such, MA’s interim operating results for 2008 are not necessarily indicative of future results because of these and other factors previously described.

The Company could increase its investment in MA, including additional equity contributions or loans. MA’s ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. The Company’s current and future carrying value of this equity investment could become impaired for changes in profitability, operating cash flows, market and economic conditions, and other factors that could adversely impact recovery. Should future MA inventory or long-lived assets become impaired resulting in a material impairment charge, the Company would be required to record its 50% share which could have a material adverse impact on the Company’s future financial condition or results of operations. The Company follows the impairment provisions of Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” whereby declines in investment value assessed as other than temporary would be recognized as a charge to earnings. As of September 30, 2008, the Company believes there were no indications of a decline below MA’s carrying value that was other than temporary. However, should the fair value of the Company’s equity investment in MA decline below its carrying value, and such decline was other than temporary, the Company would be required to record an impairment charge to reduce the carrying value to fair value, which could have a material adverse impact on its future financial condition or results of operations.

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

Reiterated 2008 Earnings Guidance—In connection with the Company’s third quarter 2008 earnings release, management reaffirmed its previous full year 2008 guidance of $2.40-$2.50 per diluted share, assuming current industry and economic trends continue, and excluding the Company’s 50% share of Motorsports Authentics joint venture operating results, non-core businesses, capital expenditures exceeding current plans, the impact of uncertain and unprecedented credit and economic conditions, increases in fuel prices, interest rates, and geopolitical conflicts, poor weather surrounding events and other unforeseen factors.

RESULTS OF OPERATIONS

As discussed above, the Company purchased NHMS on January 11, 2008 using available cash and borrowings under its Credit Facility. The operating results for the three and nine months ended September 30, 2008, as compared to the same periods last year, reflect racing events held at NHMS, along with attendant increases in overhead and interest expenses, as further described below. The more significant racing schedule changes for the three and nine months ended September 30, 2008 as compared to 2007 include the following:

•	One NASCAR Sprint Cup and one Nationwide Series racing event were held in the second quarter 2008 at NHMS purchased in January 2008;

•	One NASCAR Sprint Cup and one Craftsman Truck Series racing event were held in the third quarter 2008 at NHMS;

•	LMS held a new major NHRA racing event in the third quarter 2008; and

•	BMS held a major NHRA racing event in the second quarter 2008 that was held in the third quarter 2007.

Three Months Ended September 30, 2008 Compared To Three Months Ended September 30, 2007

Total Revenues for the three months ended September 30, 2008 increased by $24.7 million, or 28.2%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended September 30, 2008 increased by $9.9 million, or 32.6%, over such revenue for the same period last year. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, an inaugural major NHRA racing event at the newly constructed LMS dragway. The increase also reflects continued growth in admissions at BMS’s NASCAR-sanctioned Sprint Cup racing event held in the current period. The overall increase was partially offset by BMS hosting a NHRA racing event in the third quarter 2007 that was held in the second quarter 2008.

NHMS’s pole position qualifying for its NASCAR Sprint Cup Series race was cancelled due to poor weather, which also surrounded its NASCAR Sprint Cup and Craftsman Truck Series racing events that same weekend. Management believes admissions were negatively impacted by declines in consumer spending due to higher fuel prices and difficult consumer credit and housing markets and by the poor weather surrounding NHMS’s NASCAR racing events this current period.

Event Related Revenue for the three months ended September 30, 2008 increased by $4.9 million, or 14.8%, over such revenue for the same period last year. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, the inaugural major NHRA racing event at the newly constructed LMS dragway. The overall increase was partially offset by BMS hosting a NHRA racing event in the third quarter 2007 that was held in the second quarter 2008.

Current period revenues reflect approximately 4% higher sponsorship and luxury suite rental revenues associated primarily with NASCAR-sanctioned racing events at other Company speedways as compared to the same period last year. Those increases were partially offset by approximately 5% lower concessions, souvenir merchandising and certain other event related revenues, which management believes were negatively impacted by declines in consumer spending from higher fuel prices and difficult consumer credit and housing markets and by the poor weather surrounding NHMS’s NASCAR racing events this current period.

NASCAR Broadcasting Revenue for the three months ended September 30, 2008 increased by $11.4 million, or 82.2%, over such revenue for the same period last year. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at other Company speedways as compared to the same period last year.

Other Operating Revenue for the three months ended September 30, 2008 decreased by $1.4 million, or 13.6%, from such revenue for the same period last year. This decrease is due primarily to lower non-event merchandising and, to a lesser extent, Legends Car revenues in the current period.

Management believes other operating revenues were negatively impacted by declines in consumer spending due to higher fuel prices and difficult consumer credit and housing markets.

Direct Expense of Events for the three months ended September 30, 2008 increased by $7.5 million, or 31.8%, over such expense for the same period last year. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, the inaugural major NHRA racing event at the newly constructed LMS dragway. The increase also reflects approximately 39% higher repairs and maintenance, advertising, and event souvenir merchandising operating costs at other Company speedways as compared to the same period last year. The increase also reflects, to a lesser degree, current period reporting of certain event revenue based compensation in direct expense of events that was reported as general and administrative expense for the same period last year. The overall increase was partially offset by BMS hosting a NHRA racing event in the third quarter 2007 that was held in the second quarter 2008.

NASCAR Purse and Sanction Fees for the three months ended September 30, 2008 increased by $7.9 million, or 75.9%, over such expense for the same period last year. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held at other Company speedways as compared to the same period last year.

Other Direct Operating Expense for the three months ended September 30, 2008 decreased by $2.0 million, or 18.7%, from such expense for the same period last year. This decrease is due primarily to approximately 21% lower operating costs associated with the declines in non-event merchandising and, to a lesser extent, Legends Car revenues in the current period.

General and Administrative Expense for the three months ended September 30, 2008 increased by $3.2 million, or 16.4%, over such expense for the same period last year. This increase is due primarily to operating costs associated with NHMS purchased in January 2008 and, to a lesser degree, higher charitable contributions, property taxes, and utility costs at other Company speedways as compared to the same period last year. The overall increase was partially offset by current period reporting of certain event revenue based compensation in direct expense of events that was reported as general and administrative expense for the same period last year.

Depreciation and Amortization Expense for the three months ended September 30, 2008 increased by $1.1 million, or 9.5%, over such expense for the same period last year. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities, including NHMS purchased in January 2008.

Interest Expense, Net for the three months ended September 30, 2008 was $8.2 million compared to $5.6 million for the same period last year. This change is due primarily to increased borrowings under the Credit Facility to fund the NHMS purchase in January 2008. The change also reflects lower investment interest rates earned on lower invested cash balances, somewhat offset by lower average interest rates on Credit Facility borrowings and lower interest expense associated with a cash flow hedge swap agreement as compared to the same period last year. See Note 5 to the Consolidated Financial Statements for additional information.

Equity Investee Earnings for the three months ended September 30, 2008 of $224,000, as compared to equity investee losses of $17.2 million for the same period last year, represents the Company’s 50% share of joint venture equity investee operating results. As further discussed in Note 2 to the Consolidated Financial Statements, the third quarter 2007 operating results for Motorsports Authentics include inventory and tooling impairment charges associated with certain NASCAR driver and team changes and other excess merchandise inventory. The Company’s 50% share of those pre-tax charges was approximately $12.4 million.

Other Expense, Net for the three months ended September 30, 2008 was $181,000 compared to other income, net of $145,000 for the same period last year. The change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the three months ended September 30, 2008 was 39.3%. The current period reflects higher state income tax rates associated with NHMS, which were partially offset by the benefit of higher tax-free investment earnings. As further discussed in Note 2 to the Consolidated Financial Statements, the third quarter 2007 tax rate reflects a valuation allowance against deferred tax assets associated with equity investee losses because management has determined that ultimate realization is not more likely than not. The Company’s effective income tax rate for the third quarter 2007 would have been 38.1% excluding such valuation allowance. The overall increased 2007 tax rate was partially offset by the benefit of higher tax-free investment earnings.

Net Income for the three months ended September 30, 2008 was $7.0 million compared to a net loss of $13.6 million for the same period last year. This change is due to the factors discussed above.

Nine Months Ended September 30, 2008 Compared To Nine Months Ended September 30, 2007

Total Revenues for the nine months ended September 30, 2008 increased by $59.8 million, or 14.2%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the nine months ended September 30, 2008 increased by $15.9 million, or 11.7%, over such revenue for the same period last year. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, an inaugural major NHRA racing event at the newly constructed LMS dragway. The overall increase was partially offset by lower overall attendance at several NASCAR-sanctioned racing events held in the current period. Also, BMS’s first quarter 2008 NASCAR Nationwide Series race was delayed and shortened, and pole position qualifying for its NASCAR Sprint Cup Series race was cancelled, due to poor weather. NHMS’s third quarter 2008 pole position qualifying for its NASCAR Sprint Cup Series race was cancelled due to poor weather, which also surrounded its NASCAR Sprint Cup and Craftsman Truck Series racing events that same weekend. First quarter 2008 admission revenues also reflect LVMS’s decision to pass along savings from repealed taxes on certain admission revenues to its fans by not increasing or reducing various ticket prices to help foster fan support.

Management believes admissions were negatively impacted by declines in consumer spending due to higher fuel prices and difficult consumer credit and housing markets, and by poor weather surrounding certain NASCAR racing events held at AMS and BMS in the first quarter 2008 and at NHMS this third quarter.

Event Related Revenue for the nine months ended September 30, 2008 increased by $16.2 million, or 11.1%, over such revenue for the same period last year. This increase is due to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, the inaugural major NHRA racing event at the newly constructed LMS dragway. The increase also reflects approximately 6% higher sponsorship, luxury suite rental, ancillary broadcasting rights, and other event related revenues associated primarily with NASCAR-sanctioned racing events at other Company speedways as compared to last year. The increase includes higher current period event related revenues associated with LVMS’s infield media center, garage and fan-zone entertainment facilities, which opened in the first quarter last year. The overall increase was partially offset by approximately 5% lower food and beverage concession commissions, and to a lesser extent, souvenir merchandising revenues associated with NASCAR-sanctioned racing events at other Company speedways as compared to last year.

Management believes concessions, souvenir merchandising and certain other event related revenues were negatively impacted by declines in consumer spending from higher fuel prices and difficult consumer credit and housing markets, and by poor weather surrounding certain NASCAR racing events held at AMS and BMS in the first quarter 2008 and at NHMS this third quarter.

NASCAR Broadcasting Revenue for the nine months ended September 30, 2008 increased by $24.9 million, or 23.4%, over such revenue for the same period last year. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at other Company speedways as compared to the same period last year.

Other Operating Revenue for the nine months ended September 30, 2008 increased by $2.8 million, or 8.6%, over such revenue for the same period last year. This increase is due primarily to approximately 13% higher non-event motorsports merchandising revenues in the current period.

Direct Expense of Events for the nine months ended September 30, 2008 increased by $16.6 million, or 21.5%, over such expense for the same period last year. This increase is due to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser extent, the inaugural major NHRA racing event at the newly constructed LMS dragway. The increase also reflects approximately 25% higher event insurance, advertising, repairs and maintenance, and souvenir merchandising operating costs at other Company speedways as compared to the same period last year. The increase reflects current period reporting of certain event revenue based compensation in direct expense of events that was reported as general and administrative expense for the same period last year. The overall increase was partially offset by lower taxes on certain LVMS admissions revenue as compared to the same period last year.

NASCAR Purse and Sanction Fees for the nine months ended September 30, 2008 increased by $17.7 million, or 23.9%,

over such expense for the same period last year. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at other Company speedways as compared to the same period last year.

Other Direct Operating Expense for the nine months ended September 30, 2008 increased by $996,000, or 3.1%, over such expense for the same period last year. This increase is due primarily to approximately 20% higher operating costs associated with higher non-event motorsports merchandising revenues and with oil and gas activities in the current period. The overall increase was partially offset by 34% lower recovery allowances for certain oil and gas transactions in the current period as further described in Note 2 to the Consolidated Financial Statements.

General and Administrative Expense for the nine months ended September 30, 2008 increased by $4.4 million, or 7.2%, over such expense for the same period last year. This increase is due primarily to operating costs associated with NHMS purchased in January 2008 and, to a lesser degree, higher non-event insurance, utility and charitable contribution costs at other Company speedways as compared to the same period last year. The overall increase was partially offset by current period reporting of certain event revenue based compensation in direct expense of events that was reported as general and administrative expense for the same period last year. The overall increase was also partially offset by lower compensation expense reflected under SFAS No. 123R “Share-Based Payment” as further discussed in Note 9 to the Consolidated Financial Statements.

Depreciation and Amortization Expense for the nine months ended September 30, 2008 increased by $3.0 million, or 9.0%, over such expense for the same period last year. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities, including NHMS purchased in January 2008 and LVMS’s new infield media center, garage and fan-zone entertainment facilities opened in March 2007.

Interest Expense, Net for the nine months ended September 30, 2008 was $26.0 million compared to $15.1 million for the same period last year. This change is due primarily to increased borrowings under the Credit Facility to fund the NHMS purchase in January 2008. The change also reflects lower investment interest rates earned on lower invested cash balances and lower capitalized interest during the current period. Those changes were partially offset by lower average interest rates on Credit Facility borrowings and lower interest expense associated with a cash flow hedge swap agreement as compared to the same period last year. See Note 5 to the Consolidated Financial Statements for additional information.

Equity Investee Earnings for the nine months ended September 30, 2008 of $4.8 million, as compared to equity investee losses of $20.9 million for the same period last year, represents the Company’s 50% share of joint venture equity investee operating results. As further discussed in Note 2 to the Consolidated Financial Statements, the third quarter 2007 operating results for Motorsports Authentics include inventory and tooling impairment charges associated with certain NASCAR driver and team changes and other excess merchandise inventory. The Company’s 50% share of those pre-tax charges was approximately $12.4 million.

Other Income, Net for the nine months ended September 30, 2008 was $1.1 million compared to other expense, net of $403,000 for the same period last year. This change reflects a gain associated with certain SMI property recognized in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the nine months ended September 30, 2008 and 2007 was 39.3% and 45.0%, respectively. The current period reflects higher state income tax rates associated with NHMS, which were partially offset by the benefit of higher tax-free investment earnings. As further discussed in Note 2 to the Consolidated Financial Statements, the third quarter 2007 tax rate reflects a valuation allowance against deferred tax assets associated with equity investee losses because management has determined that ultimate realization is not more likely than not. The Company’s effective income tax rate for the nine months ended September 30, 2007 would have been 38.1% excluding such valuation allowance. The overall increased 2007 tax rate was partially offset by the benefit of higher tax-free investment earnings.

Net Income for the nine months ended September 30, 2008 was $84.9 million compared to $58.6 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the nine months ended September 30, 2008 resulted primarily from:

(1)	net cash provided by operations amounting to $108.7 million;

(2)	borrowings under Credit Facility to fund NHMS purchase amounting to $300.0 million;

(2)	repayments of long-term debt amounting to $48.4 million;

(4)	cash outlays for purchase of NHMS amounting to $330.1 million;

(5)	repurchases of common stock amounting to $5.5 million; and

(6)	cash outlays for capital expenditures, including oil and gas activities, amounting to $72.8 million.

Cash flows from operations in the nine months ended September 30, 2008 compared to 2007 were impacted by: (i) a decrease in net deferred revenue race event income of approximately $16.5 million subsequent to the January 2008 NHMS acquisition related to NASCAR and other racing events held in the current period and, to a lesser extent, (ii) changes in billing and payment terms on certain advance ticket sales, sponsorships and other event related items.

The Company had the following contractual obligations as of September 30, 2008 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations:(1)
Current liabilities, excluding deferred race event income, accrued income taxes and deferred income taxes	$73,465	$73,465	—	—	—
Long-term debt, bank credit facility and senior subordinated notes	680,016	16	$350,000	$330,000	—
Payable to affiliate	2,594	—	—	—	$2,594
Other liabilities	3,049	—	—	3,049	—
Interest on fixed rate debt obligations(1)	103,022	22,275	44,550	36,197	—
Operating leases	2,652	953	1,285	414	—

Total Contractual Cash Obligations	$864,798	$96,709	$395,835	$369,660	$2,594

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments:
Letters of credit	$875	$875	—	—	—
Contingent guarantee obligations	12,200	1,500	$3,000	$3,000	$4,700

Total Other Commercial Commitments	$13,075	$2,375	$3,000	$3,000	$4,700

(1)	Contractual cash obligations above exclude: (a) interest payments under the Company’s floating rate Credit Facility which had outstanding borrowings aggregating $350.0 million and average interest rates of 4.5% in the nine months ended September 30, 2008 (cash paid for interest, net of amounts capitalized, was approximately $23.3 million in the nine months ended September 30, 2008); (b) income taxes that may be paid in future periods (cash paid for income taxes was approximately $62.7 million in the nine months ended September 30, 2008); (c) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs other than those discussed below in Item No. 2; (d) income tax liabilities of approximately $11.5 million as of September 30, 2008 for unrecognized tax benefits due to uncertainty in predicting the timing of any such related payments; and (e) capital expenditures that may be made although not under contract as of September 30, 2008 (cash paid for capital expenditures was approximately $72.8 million in the nine months ended September 30, 2008).

Future Liquidity

At September 30, 2008, the Company’s cash and cash equivalents totaled $113.7 million, short-term investments totaled $5.3 million, outstanding borrowings under the Credit Facility amounted to $350.0 million, and outstanding letters of credit amounted to $875,000. At September 30, 2008, the Company had availability for borrowing up to an additional $149.1 million, including up to an additional $74.1 million in letters of credit, under the Credit Facility. At September 30, 2008, net deferred tax liabilities totaled $242.0 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs. Accelerated income taxes of $7.0 million are expected to be paid during the next twelve months as more fully described in Note 2 to the Consolidated Financial Statements.

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

As further described in “General Factors and Current Operating Trends” above and Item 1A “Risk Factors” below, various economic and geopolitical factors may continue to dampen consumer and corporate spending resulting in a negative impact on the Company’s motorsports and non-motorsports activities and future revenues, profitability and cash flows.

Purchase of New Hampshire Motor Speedway—As further discussed in Notes 1, 5 and 11 to the Consolidated Financial Statements, in January 2008, the Company purchased 100% of the outstanding stock of New Hampshire Speedway, Inc., d/b/a New Hampshire International Speedway, for $340.0 million in cash. The purchase price was funded with available cash and $300.0 million in borrowings under the amended Credit Facility. Management anticipates that increased debt interest payments and working capital requirements, if any, for NHMS will be largely funded by advance ticket and other event related revenues associated with upcoming NASCAR and other racing events at NHMS. In 2008 and future years, the Company intends to make various improvements at NHMS, including possible expansion of concessions, camping, restrooms and other fan amenities. These improvements may involve material capital expenditures over several years in amounts that have not yet been determined. See Note 11 to the Consolidated Financial Statements for additional information.

Pending Purchase of Kentucky Speedway—On May 21, 2008, the Company entered into an asset purchase agreement with Kentucky Speedway, LLC to purchase substantially all of its assets through the assumption or satisfaction of $63.3 million in debt, payment of $7.5 million in 60 monthly installments of $125,000 beginning 30 days after closing, and a contingent payment of an additional $7.5 million in 60 monthly installments of $125,000 beginning on the first day of the month following satisfaction of specified conditions. KS presently annually hosts one NASCAR Nationwide Series, one NASCAR Craftsman Truck Series, one IndyCar Series, and other racing events. Acquisition closing is subject to customary closing conditions. At this time, the acquisition is scheduled to close in the fourth quarter 2008. The Company plans to use available cash and borrowings under its Credit Facility to fund the purchase price.

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

Stock Repurchase Program—In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to one million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. The stock repurchase program is presently funded using available cash and cash equivalents. During the nine months ended September 30, 2008, the Company repurchased 220,000 shares of common stock for approximately $5.5 million. The Company could repurchase up to an additional 548,000 shares under the current authorization as of September 30, 2008.

Capital Expenditures—Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At September 30, 2008, the Company had various construction projects underway to increase and improve facilities for fan amenities and for other site improvements at its speedways. In 2008, LMS constructed a modern, lighted dragstrip, which opened September 2008, and continues to renovate and modernize certain grandstand seating and expand its hospitality areas. Similar to prior years, the Company continues to expand concessions, camping, restrooms and other fan amenities, particularly at its newly acquired NHMS. The Company also continues to improve and expand on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways, and may purchase additional land for expansion or development. In 2009 and future years, the Company intends to make various improvements and renovations at LMS and NHMS, each of which may involve material capital expenditures over several years in amounts that have not yet been determined.

The estimated aggregate payment for capital expenditures in 2008 is approximately $75.0 to $80.0 million. Although management’s spending plans are not yet finalized, at this time, aggregate payment for capital expenditures in 2009 is estimated to approximate $50.0 to $60.0 million. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under the Credit Facility as needed. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

On October 3, 2008, the Company’s Board of Directors approved an annual cash dividend of $0.34 per share of common stock aggregating approximately $14.7 million payable on October 31, 2008 to shareholders of record as of October 17, 2008. The 2008 annual cash dividend will be paid using available cash and cash investments.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above and Note 2 to the Consolidated Financial Statements “Joint Venture Equity Investment and Equity Investee Earnings or Losses”, as of September 30, 2008, the Company had aggregate outstanding letters of credit of $875,000 and a contingent guarantee obligation associated with an equity investment that is limited to $12.2 million, decreases annually and expires through 2015 based on specified terms and conditions. At this time, management believes the guarantee’s fair value is presently insignificant.

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

Interest Rate Risk—The Company’s financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable, the Credit Facility, and an interest rate swap agreement. A change in interest rates of one percent on floating rate notes receivable and debt balances outstanding at September 30, 2008, excluding the interest rate swap, would cause an approximate change in annual interest income of $40,000 and annual interest expense of $3.5 million. Interest rate swap values are affected by various market factors, including interest rate changes, which have a corresponding effect on interest expense. As discussed in “Liquidity and Capital Resources” above, the Credit Facility was amended in January 2008 which, among other things, increased the Credit Facility overall borrowing limit from $400.0 million to $500.0 million.

As discussed in Note 5 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction related to variable rate debt obligations. The swap has a principal notional amount of $25.0 million, provides for quarterly settlement and expires corresponding with the debt term. At September 30, 2008 and December 31, 2007, the Company has reflected a derivative liability for this swap of $126,000 and less than $1,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

Equity Price Risk—The Company has marketable equity securities, all classified as “available for sale”, which are included in other noncurrent assets. These investments are subject to price risk, which we attempt to minimize generally through portfolio diversification. The carrying value of marketable equity securities amounted to $72,000 and $97,000 at September 30, 2008 and December 31, 2007.

Other Market Risk—As described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding standby letters of credit of $875,000 as of September 30, 2008. As described in “Off-Balance Sheet Arrangements” above, the Company also had contingent guarantee obligations of $12.2 million as of September 30, 2008.

As described in Note 2 to the Consolidated Financial Statements, at September 30, 2008 and December 31, 2007, the Company had short-term investments of approximately $3.3 million and $9.2 million in highly liquid marketable mutual fund securities and $2.0 million and $3.0 million in auction rate securities held in large, qualified financial institutional investment accounts, respectively. As of September 30, 2008, these investments are classified as “trading” securities and carried at fair value, which was 95.7% and 100% of par for the marketable securities and the auction rate securities, respectively. The marketable securities investments consist of the Columbia Strategic Asset Mutual Fund of Bank of America which suspended redemptions in December 2007. Approximately $6.7 million or 65% of the Company’s initial $10.2 million investment has been returned through September 30, 2008, and management believes the Company should substantially recover its remaining investment. The bond market for auction rate securities has recently experienced difficulties caused by decreased demand, failed auctions, unusual interest rates and other challenges. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

As of and during the nine months ended September 30, 2008, there have been no other significant changes in the Company's interest rate risk, equity price risk or other market risk.

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

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting in the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following risk factors are in addition to, and should be read in conjunction with, those included in the Company’s 2007 Annual Report on Form 10-K. See the 2007 Form 10-K for an expanded description of other Company risk factors. Certain portions of those risk factors are repeated below for informational purposes and context.

As discussed above in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources”, on May 21, 2008, the Company entered into an asset purchase agreement with Kentucky Speedway, LLC to purchase substantially all of its assets.

The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions. Although management expects the transaction to close in the fourth quarter 2008, we are unable to guarantee it will close then or ensure the integration of KS into the Company’s operations will be efficient or successful.

The Company pursues acquisitions or joint ventures as part of its long-term business strategy. On May 21, 2008, the Company entered into an asset purchase agreement with Kentucky Speedway, LLC to purchase substantially all of its assets. At this time, the acquisition is scheduled to close in the fourth quarter 2008. Should closing be effective on or after January 1, 2009, the acquisition would be accounted for pursuant to SFAS No. 141 (Revised 2007) “Business Combinations”, which is further described in Note 2 to the Consolidated Financial Statements – “Recently Issued Accounting Standards”. As such, the resulting accounting treatment may or may not differ materially from that under present accounting guidance and could have an adverse effect on our future financial condition or results of operations.

KS presently annually hosts one NASCAR Nationwide Series, one NASCAR Craftsman Truck Series, one IndyCar Series, and other racing events, and does not currently host a NASCAR Sprint Cup Series race. The current owners of KS are involved in litigation with NASCAR and International Speedway Corporation over NASCAR’s decision to not sanction a new Sprint Cup Series race at KS (the KS Litigation). There is no way to predict whether the KS litigation will be decided in favor of KS and, until a Sprint Cup Series race is held at KS, we are likely to incur cash and non-cash operating losses that would negatively impact our future financial condition, operating results or cash flows.

The KS acquisition may involve other significant challenges and risks including, for example, we may not realize a satisfactory return on the investment made, we may experience difficulty integrating new employees, business systems, and technology, or management’s attention may be diverted from our other businesses or operations. Furthermore, the use of cash or additional borrowings could significantly impact our liquidity, impair our ability to borrow additional funds for other business purposes, or cause lowered ratings by credit agencies resulting in higher borrowing costs or increased difficulties borrowing additional amounts, among other things. These factors could adversely affect our future financial condition, operating results or cash flows.

The Company may expand and improve the KS facilities, which may involve material capital expenditures over several years in amounts or nature that have not yet been determined. Such expenditures may or may not increase the Company’s future success, and the ability to compete and operate successfully and profitably depends on many factors outside of management’s control. Such factors, if significantly negative or unfavorable, could result in possible impairment and other charges that materially adversely affect our future financial condition or results of operations. Also, management may from time to time evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. We may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or we may dispose of a business at a price or on terms that are less than optimal. In addition, there is a risk that we sell a business whose subsequent performance exceeds expectations. These factors could adversely affect our future financial condition, operating results or cash flows.

A slow down in the US and global economy and ongoing disruptions in the financial markets may have a significant adverse impact on consumer and corporate spending and our business in ways that we cannot currently predict.

Our business depends on discretionary consumer and corporate spending. The recent combination of severely tightened credit markets, stringent and costly borrowing conditions, deterioration of residential real estate and mortgage markets, unprecedented stock market declines, and fluctuating oil and commodity prices, among other factors, have led to historically low levels of consumer confidence and recessionary conditions. The direction and strength of the US economy, including the financial and credit markets, currently is uncertain due to these factors. Many of these conditions and uncertainties also exist in varying degrees throughout the global markets. Many of these factors relate to discretionary consumer and corporate spending, and can adversely impact recreational and entertainment spending. Significant increases in fuel prices, housing and other consumer costs and unemployment rates, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can significantly impact our operating results. These factors can affect attendance at our events, suite rentals, sponsorship, advertising and hospitality spending, concession and souvenir sales, driving schools and other track rentals, as well as the financial results of present and potential sponsors of our facilities and events and of the industry. Negative factors such as challenging economic conditions, public concerns over military actions, national security incidents or air travel, particularly when combined, can impact corporate and individual customer spending, and each negative factor can have varying effects on our operating results.

Government responses and actions may or may not successfully restore stability to the credit and consumer markets, and improve economic conditions in the foreseeable future. There can be no assurance that government response to the economic slow down and disruptions in the financial and credit markets will stabilize the economy or financial and credit markets. These economic conditions might not improve or could worsen and when these conditions may ultimately improve can not be determined at this time. These severe economic conditions have and may further adversely impact various industries of our consumer and corporate customers, resulting in spending declines that could adversely impact our revenues and profitability. There can be no assurance that consumer and corporate spending will not be further adversely impacted by current or unforeseen economic conditions, thereby possibly having a material adverse impact on our future operating results and growth.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Except as described above in Item 3. Quantitative and Qualitative Disclosures About Market Risk, we currently have no direct holdings in these higher-risk type instruments and our indirect exposure to these instruments through money market funds or otherwise is immaterial. However, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain unimpaired. Also, the financial stability of certain insurance companies that provide our insurance coverage could be adversely affected. In that case, the ability of these insurance companies to pay our potential claims could be impaired, and we might not be able to obtain adequate replacement insurance coverage at a reasonable cost or at all. Any of these events could harm our business, and we cannot assure you that future increases in such insurance costs and difficulties in obtaining high policy limits will not adversely impact our future financial position or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the nine months ended September 30, 2008.

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

As set forth in the table below, the Company repurchased 220,000 shares of common stock in the open market for approximately $5.5 million in the nine months ended September 30, 2008.

	Issuer Purchases of Equity Securities under Authorized Program as of September 30, 2008
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares That May Yet Be Purchased Under the Plans or Programs
January 2008	27,000	$30.42	27,000	741,000
February 2008	20,000	30.65	20,000	721,000
March 2008	28,000	26.61	28,000	693,000

First Quarter 2008	75,000	29.06	75,000	693,000

April 2008	22,000	25.22	22,000	671,000
May 2008	23,000	26.38	23,000	648,000
June 2008	36,000	24.42	36,000	612,000

Second Quarter 2008	81,000	25.20	81,000	612,000

July 2008	22,000	19.49	22,000	590,000
August 2008	21,000	21.04	21,000	569,000
September 2008	21,000	20.98	21,000	548,000

Third Quarter 2008	64,000	20.49	64,000	548,000

Total 2008	220,000	$25.14	220,000	548,000

Item 6.	Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

(Registrant)

Date: November 5, 2008	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer

Date: November 5, 2008	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)