Form 10-K
period 2008-12-31
SPEEDWAY MOTORSPORTS INC
filed 2009-03-13
CIK 934648

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 1-13582

Speedway Motorsports, Inc.

(Exact name of Registrant as Specified in its charter)

Delaware	51 - 0363307
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

5555 Concord Parkway South

Concord, North Carolina 28027

(704) 455-3239

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange which registered
$.01 Par Value Common Stock	New York Stock Exchange

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

Large accelerated filer   ☐             Accelerated filer   ☒             Non-accelerated filer   ☐           Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $293,695,874 based upon the closing sales price of the registrant’s common stock on June 30, 2008 of $20.38 per share. At March 2, 2009, 42,946,103 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2009 are incorporated by reference into Part III of this report.

The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes, appearing later in this report. This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, and “Controls and Procedures”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2009 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, sponsorships, financing needs, merchandising joint ventures, discontinued oil and gas activities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “estimates”, “could”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in this Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q. Forward-looking statements included in this report are based on information available to the Company as of the date filed, and the Company assumes no obligation to update any such forward-looking information contained in this report.

The Company’s website is located at www.speedwaymotorsports.com. The Company makes available free of charge, through its website, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after those materials are electronically filed with the Securities and Exchange Commission (“SEC”). The Company’s SEC filings are publicly available over the internet at the SEC’s website at www.sec.gov. You may also read and copy any document the Company files with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You can also obtain copies of the documents at prescribed rates by writing to the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the Public Reference Room operations by calling the SEC at 1-800-SEC-0330. The Company posts on its website the charters of the Company’s Audit, Compensation and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain corporate governance materials stipulated by SEC or New York Stock Exchange (“NYSE”) regulations. Please note that the Company’s website is provided as an inactive textual reference only. Information provided on the Company’s website is not part of this report, and is not incorporated by reference unless otherwise specifically referenced as such in this report. The documents are also available in print, free of charge, to any requesting shareholder by contacting the Company’s corporate secretary at its company offices.

We have submitted to the NYSE a certification by our Chief Executive Officer confirming that we have complied with the NYSE corporate governance standards. In addition, we have filed the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Speedway Motorsports, Inc. (the “Company”, “SMI”, “we”, “us”, and “our”) is a leading promoter, marketer and sponsor of motorsports activities in the United States. We own and operate, through our subsidiaries, Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Infineon Raceway (formerly known as Sears Point Raceway) (“IR”), Kentucky Speedway (“KS”), Las Vegas Motor Speedway (“LVMS”), Lowe’s Motor Speedway (formerly known as Charlotte Motor Speedway) (“LMS”), New Hampshire Motor Speedway (“NHMS”) and Texas Motor Speedway (“TMS”). We also provide souvenir merchandising services, and food, beverage and hospitality catering services through our SMI Properties subsidiaries; provide radio programming, production and distribution through our Performance Racing Network (“PRN”) subsidiary; develop electronic media promotional programming and distribute wholesale and retail racing and other sports-related souvenir merchandise and apparel through The Source International (“TSI”) subsidiary; and manufacture and distribute smaller-scale, modified racing cars and parts through our 600 Racing subsidiary. Our equally-owned joint venture with International Speedway Corporation (“ISC”), Motorsports Authentics (“MA”), produces, markets and sells motorsports licensed merchandise. We now own eight first-class racing facilities in four of the top ten media markets. References to “our” or “eight” speedways in historical information exclude North Wilkesboro Speedway, Inc. (“NWS”), which we also own and presently has no significant operations. SMI was incorporated in the State of Delaware in 1994.

In 2008, the National Association for Stock Car Auto Racing, Inc. (“NASCAR”) sanctioned NEXTEL Cup Series was renamed the Sprint Cup Series, and the Busch Series was renamed the Nationwide Series. In 2009, the NASCAR sanctioned Craftsman Truck Series is being renamed the Camping World Truck Series. Hereafter, the Sprint, Nationwide and Camping World Truck naming conventions are used throughout this document.

We currently plan to promote the following racing events in 2009:

•	thirteen NASCAR-sanctioned Sprint Cup stock car racing series (“Sprint Cup”) events;

•	ten NASCAR-sanctioned Nationwide Series (“Nationwide”) racing events;

•	eight NASCAR-sanctioned Camping World Truck Series racing events;

•	three IndyCar Series (“IRL”) racing events;

•	five major National Hot Rod Association (“NHRA”) racing events;

•	three World of Outlaws (“WOO”) racing events; and

•	several other races and events.

RECENT DEVELOPMENTS

Listed below are certain developments that have affected or may continue to affect our business. These developments are further discussed in the indicated sections, and elsewhere, within this report:

•

Ongoing uncertainty of tightened credit and financial markets and recessionary conditions (discussed in Item 1A “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Near-term Operating Factors”);

•	Purchase of New Hampshire Motor Speedway and Kentucky Speedway (discussed in Item 1A “Risk Factors” and Notes 1 and 14 to the Consolidated Financial Statements);

•	Oil and gas operations are being discontinued (discussed in Item 1A “Risk Factors” and Note 15 to the Consolidated Financial Statements);

•	Approval of additional repurchases of common stock (discussed in “Liquidity and Capital Resources, Future Liquidity – Stock Repurchase Program”);

•	First quarterly cash dividend on common stock declared (discussed in “Liquidity and Capital Resources – Dividends”); and

•	Motorsports Authentics merchandising joint venture (discussed in Item 1A “Risk Factors” and Note 2 to the Consolidated Financial Statements).

GENERAL OVERVIEW

Our speedways are strategically positioned in eight premier markets in the United States, including four of the top ten television markets. We have one of the largest total permanent speedway seating capacities, with the highest average number of seats per facility, in the motorsports industry. We believe long-term spectator demand for premium seating at our largest events exceeds existing capacity at several of our speedways. At December 31, 2008, our total permanent seating capacity of 916,000, with 846 luxury suites, was located at the following facilities:

Speedway	Location	Approx Acreage	Length of Primary Speedway (miles)	Luxury Suites (1)	Permanent Seating (2)		Media Market and Ranking
Atlanta Motor Speedway	Hampton, GA	820	1.5	123	101,000		Atlanta – 8
Bristol Motor Speedway	Bristol, TN	670	0.5	196	158,000		Tri-Cities – 92
Infineon Raceway	Sonoma, CA	1,600	2.5	27	47,000	(3)	San Francisco – 6
Kentucky Speedway	Sparta, KY	820	1.5	53	69,000		Cincinnati – 34
Las Vegas Motor Speedway	Las Vegas, NV	1,030	1.5	102	131,000		Las Vegas – 42
Lowe’s Motor Speedway	Concord, NC	1,310	1.5	113	156,000		Charlotte – 24
New Hampshire Motor Speedway	Loudon, NH	1,180	1.1	38	96,000		Boston – 7
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194	158,000		Dallas-Fort Worth – 5

				846	916,000

(1)	Excluding dragway and dirt track suites.

(2)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.

(3)	IR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course.

We derive revenues principally from the following activities:

•	sales of tickets to motorsports races and other events held at our speedways;

•	licensing of network television, cable television and radio rights to broadcast such events;

•	sales of sponsorships, facility naming rights and promotions to companies that desire to advertise or sell their products or services surrounding our events;

•	commissions earned on sales of food, beverages and hospitality catering;

•	event sales and commissions from souvenir motorsports merchandise; and

•	rental of luxury suites during events and other track facilities.

In 2008, we derived approximately 83% of our total revenues from NASCAR-sanctioned events. We also derived revenue from IRL, NHRA, WOO and other racing series events, from TSI and certain SMI Properties non-event merchandising operations, 600 Racing, The Speedway Clubs at LMS and TMS, Oil-Chem, and Racing Country USA. See Note 1 to the Consolidated Financial Statements for additional information on these businesses and activities.

Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements – Broadcasting revenues continue to be a significant long-term revenue source for the Company’s core business. A substantial portion of the Company’s profit growth in recent years, notwithstanding 2007, has resulted from a significant increase in television revenues received from NASCAR contracts with various television networks. NASCAR ratings can impact attendance at Company events and sponsorship opportunities. The former six-year NASCAR domestic television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX expired after 2006, and were replaced with combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. NASCAR announced these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. This eight-year NASCAR broadcasting rights arrangement provides the Company with increases in annual contracted revenues through 2014 averaging 3% per year. The Company’s 2008 NASCAR broadcasting revenues totaled approximately $168 million, and based on the current race schedule, these contracted revenues for 2009 are approximately $174 million. Management believes this long-term contracted revenue source helps significantly solidify the Company’s financial strength and stabilize earnings and cash flows.

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

Management also believes these contracts have long-term strategic benefits. For instance, over the past several years major sports programming has begun to shift between network and cable television. Cable broadcasters can support a higher investment through subscriber fees not available to networks, which is resulting in increased rights fees for sports properties. However, cable reaches fewer households than network broadcasts. NASCAR’s decision to retain approximately two-thirds of its Sprint Cup Series event schedule on network television is believed to be important to the sport’s future growth. The retention of both cable and network broadcasters should continue to drive increased fan and media awareness for all three NASCAR racing series which should help increase long-term attendance and corporate marketing appeal. Management believes ESPN’s involvement should result in the Nationwide Series benefiting from the improved continuity of its season-long presence on ESPN, and motorsports in general should benefit from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to that ESPN provides with the other major sports.

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

Our Long-term, Multi-year Contracted Revenues Are Significant – Much of our total revenue is generated under long-term contracts. In the third year of the eight-year NASCAR television broadcast agreement through 2014, our contracted revenues for 2009 should approximate $174 million. Many of our contracts are for multiple years, which also help provide revenue and other financial stability. We believe the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. For example, all of our NASCAR Sprint Cup and Nationwide, and most of our Camping World Truck, event sponsorships for the 2009 racing season, and many for years beyond 2009, are already sold. We believe the substantial amount of total revenue generated under our long-term contracts, such as those described above, helps stabilize the Company’s financial resilience and profitability during difficult recessionary economic conditions.

New Hampshire Motor Speedway Acquisition – As further discussed in Notes 1, 6 and 14 to the Consolidated Financial Statements, in January 2008, the Company purchased all issued and outstanding stock of New Hampshire Speedway, Inc., d/b/a New Hampshire International Speedway, for cash of $340.0 million. The New Hampshire International Speedway was renamed New Hampshire Motor Speedway. NHMS owns and operates a multi-use complex located in Loudon, New Hampshire, featuring a 1.058-mile oval superspeedway and a 1.6-mile road course on approximately 1,180 acres. NHMS currently has approximately 96,000 premium permanent seats and 38 luxury suites. NHMS has sanction agreements to annually host two NASCAR Sprint Cup Series, one NASCAR Nationwide Series and one NASCAR Camping World Truck Series races, and conducts other events and track rentals. The NHMS purchase expands the Company’s motorsports business into one of the largest media markets in North America. Also, NHMS is the largest sports facility in New England, with reportedly more than 18 million people located within 200 miles. Management believes its facilities and racing events provide the Company with opportunities for increasing revenues and profitability, cost-saving synergies and other financial benefits. The purchase also included 50% ownership interest in the outstanding stock of NWS. The Company has owned the other 50% interest for several years. NWS has no significant operations and its assets consist primarily of real estate which has no significant fair value. The purchase price was funded with available cash and $300.0 million in borrowings under the Company’s Credit Facility.

Kentucky Speedway Acquisition – As further discussed in Notes 1 and 2 to the Consolidated Financial Statements, the Company purchased substantially all of Kentucky Speedway, LLC assets on December 31, 2008 through the satisfaction of $63.3 million in debt, payment of $7.5 million in equal monthly installments over five years, and a contingent payment of an additional $7.5 million in equal monthly installments over five years commencing upon satisfaction of specified conditions. KS, which opened in 2000, is located in Sparta, Kentucky, approximately one-half hour south of Cincinnati, Ohio, on approximately 820 acres. KS features a 1.5-mile lighted, tri-oval speedway with approximately 69,000 permanent grandstand seats and 53 luxury suites. KS presently annually hosts one NASCAR Nationwide Series, one NASCAR Camping World Truck Series, one IndyCar Series, and other racing events. The purchase of KS expands the Company’s motorsports business into a desirable market, and management believes these facilities provide opportunities for increasing revenues and profitability, cost-saving synergies and other financial benefits. The purchase price was funded with available cash and borrowings under the Credit Facility.

The results of operations after acquisition are included in the Company’s consolidated statements of operations. In 2009 and future years, the Company intends to make various improvements at KS and NHMS, including possible expansion of concessions, camping, restrooms and other fan amenities. These improvements may involve material capital expenditures over several years in amounts that have not yet been determined. See Item 1A “Risk Factors” for additional information on possible future capital expenditures related to the acquisitions.

Oil and Gas Operations Are Being Discontinued – As further discussed in Item 1A “Risk Factors” and Note 15 to the Consolidated Financial Statements, in the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. The operating results for these oil and gas activities, including all prior periods presented, have been reclassified as discontinued operations throughout this Annual Report on Form 10-K.

INDUSTRY OVERVIEW

NASCAR’s Sprint Cup Series is currently the most popular form of motorsports in the United States. NASCAR races are the second highest rated regular season televised sport and are broadcast weekly in more than 20 languages and 150 countries around the world. NASCAR events included 17 of the top 20 attended sporting events in 2008 in the United States, and often draw larger crowds than a Super Bowl, a NBA Finals game, and a World Series game combined, making it the No. 1 spectator sport. The NASCAR racing season runs for 10 months, visiting 23 states across the country, and attracts an average of more than 120,000 attendees at each Sprint Cup Series racing event. Races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience. In 2008, NASCAR sanctioned 98 Sprint Cup, Nationwide and Camping World Truck Series races, including the “Chase for the Championship”, a ten race “playoff” to determine the NASCAR Sprint Cup Champion.

The increase in corporate interest in the sport has been significantly driven by the attractive demographics of stock car and other motorsports racing fans. Of those respondents indicating they were NASCAR fans in a recent ESPN Sports Poll, 49% were between the ages of 18 and 44, 48% earned over $50,000 annually, 43% have children under the age of 18, and 41% were female, all of which are within 1% of the general population. Additionally, according to Scarborough Research, one out of five NASCAR fans is a minority with Hispanics and African-Americans making up 9% and 8%, respectively, of the NASCAR fan base. In addition, brand loyalty (as measured by fan usage of sponsors’ products) is the highest of any nationally televised major league sport, and NASCAR fans are believed to be three times as likely to purchase NASCAR sponsors’ products and services than non-fans.

In 2008, the NASCAR Sprint Cup Series continued its position as the number two sport on television, and the NASCAR Nationwide Series was the third highest rated cable broadcasted sport. The 2009 season marks the third year of NASCAR’s domestic television rights agreement with FOX, TNT, ABC and ESPN. It also provides our Company with significant cash flow and revenue visibility during its eight year term through 2014, representing a 40% increase in average annual rights fees over the prior agreement.

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

In recent years, television coverage and corporate sponsorships have increased for NASCAR and other motorsports events. All NASCAR Sprint Cup, Nationwide, Camping World Truck, IRL, and major NHRA events, as well as other events promoted by us are currently televised nationally. More Fortune 500 companies choose NASCAR-sanctioned events as part of a marketing strategy than any other major league sport, and sponsorship opportunities continue to expand significantly. Sponsors are involved in all aspects of the industry through direct sponsorship of racing teams, official status designations and event entitlement rights. Sponsors include such Fortune 500 companies as Bank of America, Coca-Cola, General Motors, Ford Motor, Nationwide, Target, Time Warner, Sprint Nextel, PepsiCo, Sunoco, United Parcel Service, Lowe’s, Aflac and Dollar General.

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

The attractiveness of the expanding demographics surrounding motorsports, and SMI’s first-class facilities in premier geographic markets, is illustrated by our history of increasing numbers of longer-term sponsorship partners and commitments. Those factors, along with the continuing increases in media intensity, are expected to drive increases in the long-term value of sponsorship and other marketing rights. We have ten-year sponsorship agreements, including renewal options, with Coca-Cola and Bank of America for the May and October Sprint Cup races at LMS, respectively. These long-term agreements, and other long-term sponsorship contracts, illustrate the increasingly broad spectrum of major national corporate sponsorship interest, and the long-term confidence and marketing value being placed in our leading-edge facilities in premium markets. In addition, corporate sponsorships from industries somewhat new to NASCAR, and motorsports in general, are another strong indicator of the increasing marketing appeal to widening demographics.

Widely recognized liquor distillers such as Diageo and Jack Daniels, branches of the military such as the National Guard and the US Army, and various wine sponsors have expanded their financial involvement and sponsorship in NASCAR racing. We believe this is another positive indication of the wide marketing appeal of NASCAR motorsports, which provides substantial marketing opportunities for us and NASCAR. These and the changing dynamics such as Toyota entering NASCAR racing, the untapped potential of expanding demographics, the merchandising opportunities from our Motorsports Authentics joint venture, and the prospects for ongoing improvements in the format of NASCAR racing, provide us with many opportunities for future growth.

Certain NASCAR Sprint Cup and Nationwide race team owners, including certain multi-car ownership teams, have recently announced that, at this time, they have not yet secured adequate sponsorship funding for the 2009 racing season. It is believed the ongoing difficult economic and market conditions are resulting in delayed decisions on or against race team sponsorship by certain current and potential new sponsors. Without adequate sponsorship funding, some team owners could decide not to operate, participate in fewer races, or operate fewer racecars in 2009 or future years. The number of racing competitors, particularly popular drivers, effect on-track competition and the appeal of racing. New or changed racing teams could be formed with drivers that generate less fan interest or race less competitively. These and other factors can affect attendance at NASCAR Sprint Cup and Nationwide racing events, as well as corporate marketing interest, that can significantly impact our operating results.

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

Commitment to Quality and Customer Satisfaction, and Expansion and Improvement of Existing Facilities – Since the 1970’s, we have embarked upon a series of capital improvements to continually improve the race experience enjoyed by our fans, sponsors, team owners and drivers, media and others attending and involved in racing and other motorsports activities that we conduct. Over many years, we have invested significant capital in improving and expanding our facilities. In 2009, we plan to continue modernizing and making other significant improvements at our speedways as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”. We believe long-term spectator demand for premium seating at our largest events exceeds existing capacity. In 2009, including approximately 69,000 permanent seats and 53 luxury suites at our newly acquired KS, our total permanent speedway seating capacity approximates 916,000, including 846 luxury suites.

Some of our more significant capital improvements in recent years include:

•	reconstructing, reprofiling and resurfacing track surfaces at our speedway facilities;

•	construction and expansion of additional premium, permanent grandstand seating;

•	high-end motor coach parking areas at superspeedways;

•	new luxury suites, club-style seating areas and food courts;

•	first-class trackside dining and entertainment facilities;

•	progressive media centers and infield garage areas and other facilities for racing team owners and drivers; and

•	wider concourses, modern concession and restroom facilities, and expanded pedestrian infrastructure.

From 1996 through 2008, we significantly increased the number of permanent grandstand seats and luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and unique mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. During those years, we reconfigured many of our main entranceways and traffic patterns, expanded on-site roads and increased available parking to ease congestion caused by increased attendance and to improve traffic flow. Lighting was installed at all SMI speedways, except IR and NHMS, so that we can offer nighttime racing. We also have installed “SAFER” crash walls at all SMI speedways, except IR, to help improve the safety of race drivers and others using our facilities. The banking of several of our speedways has been reprofiled and resurfaced to offer our fans the increased excitement inherent in high-bank racing. We continue to make many other facility improvements, all consistent with our commitment to quality and customer satisfaction. We have modernized our gift shops to increase their fan appeal and expand our marketing opportunities, and expanded our camping and RV facilities to meet the growing demand from fans who seek that entertainment experience surrounding our events.

We have built extensive infield media centers, garage and entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers, race fans and others involved in motorsports. Our leading-edge facilities also feature new scoreboards, underground pedestrian tunnels, and hillside terrace seats, among many other modernizing improvements. Other customer service enhancements include new entertainment, administrative and other marketing facilities as part our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort and entertainment value for the benefit of our spectators. We have built or reconstructed our dragstrips at BMS, IR, LMS and LVMS, which feature state-of-the-art facilities with permanent grandstand seating, luxury suites and extensive fan amenities.

In 2008, we completed construction of our “revolutionary” zMAX Dragway at Lowe’s Motor Speedway, where one of the largest crowds in NHRA history was hosted during its inaugural NHRA Nationals weekend. This new leading edge facility features a unique “four lane” racing configuration, almost 30,000 premium permanent seats, 31 luxury suites and upscale food and beverage concession areas. We believe this zMAX Dragway facility is currently the finest in drag racing, and appeals to an expanding customer base of fans, racing competitors, and advertisers. See Item 2 “Properties” for additional information on capital improvements at each of our speedways.

Innovative Marketing and Promotional Efforts – We believe it is important to market our scheduled events throughout the year, both regionally and nationally. In addition to innovative television, radio, newspaper, trade publication and other promotions, we market our events and services by:

•	offering tours of our facilities;

•	providing satellite links for media outlets;

•	internet sites offering “view-from-your-seat” capabilities;

•	marketing on emerging internet sites with motorsports news and entertainment;

•	proprietary radio network promotions;

•	conducting direct mail campaigns and e-mail “blasts”; and

•	staging pre-race promotional activities such as live music, military displays, skydivers and daredevil stunts.

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

Our facilities include The Speedway Club at LMS and The Texas Motor Speedway Club, both featuring exclusive dining and entertainment facilities and executive offices adjoining the main grandstands and overlooking the superspeedways. These VIP clubs are open year-round and contain first-class restaurant-entertainment facilities, offering top quality catering and corporate meeting accommodations, and TMS includes a health-fitness membership club.

SMI has constructed 46 trackside condominiums at AMS and 76 condominiums at TMS, of which 44 and 71, respectively, have been sold as of December 31, 2008. We also built and sold 52 trackside condominiums at LMS in the 1980’s and early 1990’s. Many are used by team owners and drivers, which is believed to enhance their commercial appeal.

In recent years, BMS opened a modern expansive gift shop and ticket office adjoining new entertainment, administrative and other marketing facilities that attracts and entertains fans and corporate clientele. These customer service enhancements are part our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort and entertainment value for the benefit of our spectators.

Maximization of Media Exposure and Enhancement of Broadcast and Sponsorship Revenues – We are strategically positioned with eight first-class speedway facilities in the West, Northeast, Southeast and Southwest United States, including four of the nation’s top-10 metropolitan markets, with combined seating exceeding 916,000. We believe our sponsors and other corporate marketing partners have new outstanding long-term promotional opportunities.

We believe owning first-class facilities in premium markets offers long-term, highly-attractive media markets that should benefit from the accelerating growth of the motorsports industry. We plan to increase the exposure of our current Sprint Cup, Nationwide, Camping World Truck, IRL, NHRA, and WOO events. We also plan to increase television coverage of other speedway events and schedule additional racing and other events at each of our speedway facilities. We believe the increased media attention focused on motorsports continues to result in expanding sponsorship, merchandising and other marketing opportunities. With speedway facilities strategically positioned in Dallas-Fort Worth, Las Vegas and San Francisco, we have achieved a critical mass west of the Mississippi River that enhances our overall operations, as well as broadcast and sponsorship opportunities. Also, our purchase of NHMS strategically positions us in the northeastern United States. NHMS is located about one hour north of Boston, and according to the latest census numbers, there are more than 18 million people within 200 miles of the speedway. The venue is easily accessible via interstate highways from all metro areas in the northeastern United States and eastern Canada. We intend to capitalize on these top-market entertainment venues to further grow our company, the sport of NASCAR and other racing series.

As further described below, most of our NASCAR Sprint Cup and Nationwide Series races, as well as other racing events, are broadcast over our proprietary radio Performance Racing Network (“PRN”). We also own Racing Country USA, our national country music and NASCAR-themed radio show. The combination of their national syndication networks, with Sirius XM Satellite Radio and NASCAR.com, offers sponsors a powerful and expansive promotional network.

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

As another example, in February 2009, we announced that SMI and top NASCAR drivers are teaming up to conduct “Fan Forums” that will be produced by our Performance Racing Network. This fan appealing program includes question-and-answer sessions with NASCAR’s top drivers during each NASCAR Sprint Cup race weekend at SMI’s seven speedways, excluding KS at this time. We believe this program will widely appeal to our fans, and create additional interest and excitement between fans, drivers and team owners.

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

We also broadcast most of our NASCAR Sprint Cup and Nationwide Series racing events, as well as many other events, at each of our speedways over our proprietary radio Performance Racing Network. PRN is syndicated nationwide to more than 715 stations. Along with broadcasting our racing events, PRN produces innovative daily and weekly racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, our national country music and NASCAR-themed radio show syndicated to approximately 300 affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with Sirius XM Satellite Radio and NASCAR.com, offers sponsors a very powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2009.

Introduced in 1992, we developed the Legends Circuit and are the official sanctioning body. 600 Racing manufactures and sells the cars and parts used in Legends Circuit racing events. Legends Cars are 5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on “short” tracks of 3/8-mile or less. In 1997, as an extension of the Legends Car concept, 600 Racing released a new “Bandolero” line of smaller, lower-priced, entry level stock cars which appeals to younger racing enthusiasts. In 2000, 600 Racing released a new faster “Thunder Roadster” race car modeled after older-style roadsters that competed in past Indianapolis 500’s in the early 1960’s. Cars and parts are currently marketed and sold through approximately 45 distributors conducting business throughout the United States, Canada, Russia, Brazil and Europe. The Legends Car, the Bandolero, and the Thunder Roadster (collectively referred to as “Legends Cars”) are not designed for general road use. Revenues from this business now total $12.4 million in 2008.

We believe the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $13,000, and are affordable for a new and expanding group of racing enthusiasts who otherwise could not race on an organized circuit. The Legends Car Circuit, which includes the Legends Car, the Bandolero and the Thunder Roadster, held approximately 2,600 sanctioned races in 2008, making it one of the fastest growing short track racing divisions in motorsports. The Legends Car Circuit is the third largest oval short track auto racing sanctioning body in terms of membership behind NASCAR and International Motor Contest Association (“IMCA”). Sanctioned Legends Car races are currently conducted at several of our speedways. We plan to continue broadening the Legends Circuit, increasing the number of sanctioned races and tracks at which Legends Car races are held.

Increased Daily Usage of Existing Facilities – We constantly seek revenue-producing uses for our speedway facilities on days not committed to racing events. Such other uses include driving schools, car and truck shows, auto fairs, free-style motocross and monster truck events, vehicle testing, settings for television commercials, concerts, holiday season festivities, print advertisements and motion pictures. We host several NHRA bracket racing events throughout the year at our modern BMS, IR, LMS and LVMS dragways, and host a summer Legends Car series at several of our speedways. AMS also hosts several bracket drag racing events throughout the year.

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

LMS and TMS operate 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as WOO Series, as well as American Motorcycle Association (“AMA”), have been held. Similar other racing events are held annually. Other examples of increased usage include concerts featuring popular bands such as Kansas at NHMS and The Doobie Brothers and REO Speedwagon at TMS, exciting acts such as Robbie Knievel at TMS, the widely popular Disney movie “Cars” premiere at LMS, large track rentals used by car manufacturers for rallies and other corporate functions at LVMS, and AMS’s and TMS’s hosting of Harley-Davidson’s 100th Anniversary Celebrations with top-name musical and family entertainment. Also, we conduct BMS’s unique holiday season “Speedway In Lights” which is prominent in that region, and LMS’s annual auto fair shows and TMS’s spring Autofest featuring Pate Swap Meets which remain widely popular. We are also working to schedule music concerts at certain facilities.

Acquisition and Development of Additional Motorsports Facilities – We also consider growth by acquisition and development of motorsports facilities as appropriate opportunities arise. We acquired Bristol Motor Speedway and Infineon Raceway in 1996, and Las Vegas Motor Speedway in 1998. In 1997, we completed construction of Texas Motor Speedway. In 2004, we acquired North Carolina Speedway, including intangible assets consisting of NASCAR race event sanctioning and renewal agreements under which we began conducting additional annual NASCAR Sprint Cup and Nationwide Series racing events at TMS in November 2005. In January 2008, we purchased New Hampshire Motor Speedway where two NASCAR Sprint Cup, one Nationwide and one Camping World Truck Series racing event are currently held each year. In December 2008, we purchased Kentucky Speedway where one NASCAR Nationwide, one NASCAR Camping World Truck and one IRL Series racing event are currently held each year. We continually seek to locate, acquire, develop and operate venues which we feel are underdeveloped or underutilized and to capitalize on markets where the pricing of sponsorships and television rights are considerably more lucrative.

Development of Ancillary Businesses Through Acquisitions, Joint Ventures or Similar Type Arrangements – We look for opportunities to grow our existing, or identify new, ancillary businesses through acquisitions, joint ventures or similar arrangements.

We, along with ISC, equally own a joint venture formed in August 2005 that operates independently under the name Motorsports Authentics (“MA”) to produce, market and sell exclusive and non-exclusive licensed and unlicensed motorsports collectible and consumer products. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia, which are currently marketed through a combination of mass retail, domestic wholesale, trackside, and collector distribution channels. In addition, MA has licenses to manufacture apparel and memorabilia for the National Basketball Association, Major League Baseball, and multiple other branded organizations.

OPERATIONS

Our operations consist principally of motorsports racing and related events, as well as ancillary businesses described herein and in “Non-Event Motorsports Related Merchandise”, “Non-Motorsports Merchandise Revenue”, and “Other Revenue” below.

Racing and Related Events

NASCAR-sanctioned races are held annually at each of our speedways. The following are summaries of racing events scheduled in 2009 at each speedway.

•	AMS. In addition to the major NASCAR-sanctioned races listed below, AMS is also scheduled to hold one NASCAR Camping World Truck Series race, as well as several other races and events.

Date	Event	Circuit
March 8	“Kobalt Tools 500”	Sprint Cup
September 5	“Degree V12 300”	Nationwide
September 6	“Pep Boys Auto 500”	Sprint Cup

•

BMS. In addition to the major NASCAR-sanctioned races listed below, BMS is also scheduled to hold one NASCAR Camping World Truck Series race and one NHRA Nationals event, as well as several other races and events.

Date	Event	Circuit
March 21	“Scotts Turf Builder 300”	Nationwide
March 22	“Food City 500”	Sprint Cup
August 21	“Food City 250”	Nationwide
August 22	“Sharpie 500”	Sprint Cup

•

IR. In addition to the major NASCAR-sanctioned race listed below, IR is also scheduled to hold one IRL race, one NHRA Nationals event, one NASCAR Camping World Grand National West Series race, one AMA, and several Sports Car Club of America and other racing events.

Date	Event	Circuit
June 21	“Toyota/Save Mart 350”	Sprint Cup

•	KS. In addition to the major NASCAR-sanctioned race listed below, KS is also scheduled to hold one NASCAR Camping World Truck Series race and one IRL race, as well as several other races and events.

Date	Event	Circuit
June 13	“Meijer 300 Presented by Ritz”	Nationwide

•

LVMS. In addition to the major NASCAR-sanctioned races listed below, LVMS is also scheduled to hold one NASCAR Camping World Truck Series race, two NHRA Nationals events and one WOO event, as well as several other races and events.

Date	Event	Circuit
February 28	“Sam’s Town 300”	Nationwide
March 1	“Shelby 427”	Sprint Cup

•

LMS. In addition to the major NASCAR-sanctioned races listed below, LMS is also scheduled to hold one NASCAR Camping World Truck Series race, one NHRA Nationals event and two WOO events, as well as several other races and events.

Date	Event	Circuit
May 16	“NASCAR Sprint All-Star Race”	Sprint Cup (all-star race)
May 23	“CARQUEST Auto Parts 300”	Nationwide
May 24	“Coca-Cola 600”	Sprint Cup
October 16	“Dollar General 300”	Nationwide
October 17	“Bank of America 500”	Sprint Cup

•

NHMS. In addition to the major NASCAR-sanctioned races listed below, NHMS is also scheduled to hold one NASCAR Camping World Truck Series race, two NASCAR Camping World Grand National East Series races, and several Sports Car Club of America and other races and events.

Date	Event	Circuit
June 27	“Camping World RV Sales 200 presented by RVs.com”	Nationwide
June 28	“LENOX Industrial Tools 301”	Sprint Cup
September 20	“SYLVANIA 300”	Sprint Cup

•

TMS. In addition to the major NASCAR-sanctioned races listed below, TMS is also scheduled to hold two NASCAR Camping World Truck Series races, one IRL race, and several Sports Car Club of America and other races and events.

Date	Event	Circuit
April 4	“O’Reilly 300”	Nationwide
April 5	“Samsung 500”	Sprint Cup
November 7	“O’Reilly Challenge”	Nationwide
November 8	“Dickies 500”	Sprint Cup

The following table shows the composition of selected revenues for the three years ended December 31, 2008 (in thousands):

	2008		2007		2006
Admissions	$188,036	31%	$179,765	32%	$175,208	31%
NASCAR broadcasting	168,159	28%	142,517	25%	162,715	29%
Sponsorships	81,317	13%	63,165	11%	59,202	11%
Other event related	112,629	18%	115,485	21%	106,855	19%
Motorsports event and non-event, and non-motorsports, related merchandise	51,624	8%	52,757	9%	48,837	9%
Other	9,228	2%	7,944	2%	9,263	1%

Total revenue	$610,993	100%	$561,633	100%	$562,080	100%

Admissions – Grandstand ticket prices at our NASCAR-sanctioned events in 2008 ranged from $17 to $146. In general, we establish ticket prices based on spectator demand and cost of living increases.

NASCAR Broadcasting Revenue – We have negotiated annual contracts with NASCAR for domestic television station and network broadcast coverage of all of our NASCAR-sanctioned events. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways.

Sponsorship Revenue – Our revenue from corporate sponsorships is received in accordance with negotiated contracts. Sponsors and the terms of sponsorships change from time to time. In addition to various Fortune 500 companies listed above under “Industry Overview”, we currently have sponsorship contracts with major manufacturing and consumer products companies and brands such as Save Mart Supermarkets, Food City, Kobalt Tools, Pep Boys, O’Reilly Auto Parts, Snap-on Tools, Samsung, 7-Eleven, NAPA Auto Parts, Food Lion, Yokohama, Valvoline, Sharpie of Sanford North America Corporation, Toyota, Williamson-Dickie Manufacturing Company, Stanley Tools, Camping World, Scotts Turf Builder, Pennzoil, Lenox Industrial Tools, Sylvania, Carquest Auto Parts, Mac Tools, Windstream, Red Bull, Bojangles and Heluva Good Dips and Cheeses. Some contracts allow sponsors to name a particular racing event, as in the “Coca-Cola 600”, “Bank of America 500”, “Shelby 427”, Pep Boys Auto 500”, “Sharpie 500” and “Samsung 500”. Other considerations range from “Official Vehicle” designations at our speedways, such as Toyota, to exclusive advertising and promotional rights in sponsor product categories such as Coca-Cola, NAPA Auto Parts, Red Bull, Mac Tools and Valvoline. Also, our facility naming rights agreements renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway at Charlotte. None of our sponsorship or naming rights contracts annually exceeded 5% of total revenues in 2008.

Other Event Related Revenue – We derive event related revenue from commissioned food, beverage and souvenir sales during racing and non-racing events and from fees paid for speedway catered “hospitality” receptions and private parties. Food, beverages and souvenirs are sold primarily in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities, and in luxury suites, club-style seating and food-court areas located within the speedway facilities, to individual, group, corporate and other customers. We also derive revenue from luxury suite and track rentals, from parking and other event and speedway related activities. As of December 31, 2008, our speedways had a total of approximately 846 luxury suites available for leasing to corporate sponsors or others at current annual rates generally ranging from $25,000 to $108,000. LMS has also constructed 40 open-air boxes, each containing 32 seats, which are currently available for renting by corporate sponsors or others at annual rates of up to $42,000. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of race cars and racing products, settings for commercials and motion pictures, and other outdoor events.

We broadcast most of our NASCAR Sprint Cup and Nationwide Series races over our proprietary Performance Racing Network, which also sponsors four weekly racing-oriented programs throughout the NASCAR season. We derive event related revenue from the sale of commercial time on PRN, which is syndicated nationwide to more than 715 stations. We have negotiated contracts with NASCAR for ancillary broadcasts associated with NASCAR.com, NASCAR Radio, international and other media. None of our other event related contracts annually exceeded 5% of total revenues in 2008.

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

Non-Event Motorsports Related Merchandise Revenue – We derive other operating revenue from TSI, certain SMI Properties, and Legends Car operations. TSI is a wholly-owned subsidiary of SMI.

Non-Motorsports Merchandise Revenue – We derive other operating revenue from Oil-Chem, which produces an environmentally-friendly micro-lubricant.

Other Revenue – We derive other operating revenue from The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”) dining and entertainment facilities located at the respective speedways, which serve individual, group, corporate and other clientele. We also derive other operating revenue from leasing of IR’s industrial park to individuals, corporate and other customers, including race teams and driving schools, from leasing of office towers located at several of our speedways to motorsports and non-motorsports associated corporate and other customers, and from the sanctioning of Legends Car Circuit races.

COMPETITION

We are the leading motorsports promoter in the local and regional markets served by our eight speedways, and compete regionally and nationally with other speedway owners, including ISC, to sponsor events, especially Sprint Cup and Nationwide Series events, and to a lesser extent, other NASCAR, IRL, NHRA and WOO sanctioned events. We compete for spectator interest with all forms of professional and amateur spring, summer and fall sports, and with a wide range of other available entertainment and recreational activities, conducted in and near Atlanta, Boston, Bristol, Charlotte, Cincinnati, Dallas-Fort Worth, Las Vegas, Lexington and Louisville, Kentucky, and San Francisco, and regionally and nationally. These competing events or activities may be held on the same days as our events. We also compete with improving and expanding media coverage and content by network and cable broadcasters, particularly for Sprint Cup and Nationwide Series racing events, along with the ongoing improvements in high-definition television technology.

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

SEASONALITY, QUARTERLY RESULTS AND WEATHER

In 2009, as further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we plan to hold 13 NASCAR-sanctioned Sprint Cup and 10 Nationwide Series major racing events, and eight NASCAR Camping World Truck Series racing events. We also plan to hold three IRL racing events, five major NHRA racing events, and three WOO racing events. Our business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in our operations with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business.

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

EMPLOYEES

As of December 31, 2008, we had approximately 828 full-time and 286 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

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

PATENTS AND TRADEMARKS

We have federally registered trademark and/or service mark rights in “Speedway Motorsports,” “Atlanta Motor Speedway,” “AutoFair,” “AvBlend,” “Bluegrass Club,” “Bristol Motor Speedway,” “Charlotte Motor Speedway,” “Kentucky Club,” “Kentucky Speedway,” “Las Vegas Motor Speedway,” “Sears Point Raceway,” “Texas Motor Speedway,” “TMS,” “Legends Cars,” “Bandolero,” “Atomic Oil,” “WBL,” “Pour A New Engine Into Your Car,” “It Soaks Into Metal,” “Linkite,” “Lenckite,” “Micro-Lubricant,” “zMax,” “Motorsports by Mail,” “The Speedway Club,” “Top the Cops,” “Wild Man,” “Diesel 40 – The Engine Conditioner,” “Diesel 60 – The Fuel Conditioner,” “Diesel 90 – The Gear And Accessory Conditioner,” “Fans First” and “The Great American Speedway!,” “Radio Without a Restrictor Plate,” “Seal of Champions Speedway Motorsports, Inc.,” “Speedway World,” “The Official Seal of Racing,” “Lug Nut,” “Sparky,” and our corporate logos.

Federal trademark and/or service mark registrations are pending with respect to “Live Free and Race!,” “New Hampshire Motor Speedway” and “zMax Dragway.” We own state trademark and/or service mark registrations for “Atlanta Motor Speedway” (Georgia), “AMS” (Georgia), “Texas Motor Speedway” (Texas) and “TMS” (Texas). We have registered trademark rights in the “zMax” trademark in Australia, Canada, Israel, Japan, Mexico, New Zealand, Singapore and the European Union, registered trademark and service mark rights in the “Legends Cars” mark in the European Union and Canada, and registered service mark rights in the “Motorsports by Mail” mark in Japan. We also have seven patents related to our Legends Car, Bandolero Car and Thunder Roadster design and technology. Our policy is to protect our intellectual property rights zealously, including use of litigation, to protect their proprietary value in sale and market recognition.

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

The US and global economic slowdown and ongoing disruptions in the financial markets could have a significant adverse impact on consumer and corporate spending and our business in ways that we cannot currently predict. Consumer and corporate spending can significantly impact operating results, and national or local catastrophes, elevated terrorism alerts or natural disasters could have a significant adverse impact on our operating results – Our business depends on discretionary consumer and corporate spending. The recent combination of severely tightened credit markets, stringent and costly borrowing conditions, deterioration of residential real estate and mortgage markets, unprecedented stock market declines, and fluctuating oil and commodity prices, among other factors, have led to historically low levels of consumer confidence and recessionary conditions. The direction and strength of the US economy, including the financial and credit markets, currently is uncertain due to these factors. Many of these conditions and uncertainties also exist in varying degrees throughout the global markets.

Many factors related to discretionary consumer spending can adversely impact recreational and entertainment spending and significantly impact our operating results. Consumer disposable income and spending are affected by economic conditions such as employment rates, high or rising fuel prices, difficult consumer credit and housing markets, interest and tax rates and inflation. Many factors affect corporate spending such as general economic and other business conditions, including consumer spending, rising fuel prices, interest and tax rates, hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorist attacks, military actions, and inflation, as well as various industry and other business conditions, including corporate marketing and promotional spending and interest levels. These factors can impact regional and national consumer and corporate spending sentiment, and adversely affect attendance at our events, suite rentals, sponsorship, advertising and hospitality spending, concession and souvenir sales, driving schools and other track rentals. These factors also can affect the financial results of present and potential sponsors of our facilities and events and of the industry. Negative factors such as challenging economic conditions, public concerns over additional national security incidents and air travel, particularly when combined, can impact corporate and individual customer spending, and each negative factor can have varying effects on our operating results. All of the aforementioned factors, among others, can have a material adverse impact on our future operating results and growth.

Government responses and actions may or may not successfully restore stability to the credit and consumer markets, and improve economic conditions in the foreseeable future. There can be no assurance that government response to the economic slowdown and disruptions in the financial and credit markets will stabilize the economy or financial and credit markets. These economic conditions might not improve or could worsen and when these conditions may ultimately improve cannot be determined at this time. These severe economic conditions have and may further adversely impact various industries of our consumer and corporate customers, resulting in spending declines that could adversely impact our revenues and profitability. There can be no assurance that consumer and corporate spending will not be further adversely impacted by current or unforeseen economic conditions, thereby possibly having a material adverse impact on our future operating results and growth.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Except as described in Item 7 “Quantitative and Qualitative Disclosures About Market Risk”, we currently have no direct holdings in these higher-risk type instruments and our indirect exposure to these instruments through money market funds or otherwise is immaterial. However, we cannot predict future market conditions or market liquidity and can provide no assurance that our current or future investment portfolios, if any, remain unimpaired. Also, the financial stability of certain insurance companies that provide our insurance coverage could be adversely affected. In that case, the ability of these insurance companies to pay our potential claims could be impaired, and we might not be able to obtain adequate replacement insurance coverage at a reasonable cost or at all. Any of these events could harm our business, and we cannot assure you that future increases in such insurance costs and difficulties in obtaining high policy limits will not adversely impact our future financial position or operating results.

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

Lack of competitiveness in NASCAR Sprint Cup Series races or closeness of championship points races, the popularity of race car drivers, or changes made by NASCAR on conducting, promoting and racing as a series sanctioning body, can significantly impact operating results – A lack of competitiveness in Sprint Cup Series races or the closeness of the championship points race in any particular racing season can significantly impact our operating results. These and other factors, such as the popularity of race car drivers, can affect attendance at Sprint Cup racing events, as well as other events surrounding the weekends such Sprint Cup races are promoted. There can be no assurance that attendance or other event related revenues will not be adversely impacted by a lack of competitive racing or a close championship points race, or a decline in popularity of one or more race car drivers, in any particular season, thereby possibly impacting our operations and growth.

NASCAR periodically implements new rules or technical and other required changes for race teams and drivers, as well as event promoters, in attempts to increase safety, racing competition and fan interest, among other things. For example, NASCAR introduced a new prototype car for the Sprint Cup Series, the “Car of Tomorrow”, in efforts to increase competition on the speedways and generate increased fan interest and new marketing opportunities. The new car may or may not become more successful or popular with fans. Such factors can affect attendance and other event related revenues for our Sprint Cup and Nationwide Series racing events, as well as other events surrounding the weekends such races are promoted. Rule changes can increase operating costs that we may or may not be able to control. There can be no assurance that attendance or other event related revenues or operating costs will not be adversely impacted by sanctioning body changes in any particular season, thereby possibly impacting our operations and growth.

The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions and efficient and successful integration into our operations – We pursue acquisitions or joint ventures as part of our long-term business strategy. As previously discussed, we purchased NHMS in January 2008 for $340.0 million and KS in December 2008 for $70.8 million. These purchases were funded with available cash and borrowings under our amended bank credit facility. The purchase of NHMS and KS and other such transactions may involve significant challenges and risks. For example, the transaction may not advance our business strategy, we may not realize a satisfactory return on the investment made, we may experience difficulty integrating new employees, business systems, and technology, or management’s attention may be diverted from our other businesses or operations. Furthermore, the use of cash or additional borrowings could significantly impact our liquidity, impair our ability to borrow additional funds for other business purposes, or cause lowered ratings by credit agencies resulting in higher borrowing costs or increased difficulties borrowing additional amounts, among other things. These factors could adversely affect our future financial condition or operating results.

The Company may expand and improve the NHMS and KS facilities, which may involve material capital expenditures over several years in amounts or nature that have not yet been determined. Such expenditures may or may not increase the Company’s future success, and the ability to compete and operate successfully and profitably depends on many factors outside of management’s control. Such factors, if significantly negative or unfavorable, could result in possible impairment and other charges that materially adversely affect our future financial condition or results of operations.

Management may from time to time evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. For example, in 2007, we sold the majority of assets and all operations of North Carolina Speedway, consisting principally of track rentals, because advancement of our business strategy and the foreseeable returns on investment were not satisfactory. In 2008, as further discussed in Note 15 to the Consolidated Financial Statements, we decided to discontinue our oil and gas operations. We may decide to spend, depending on perceived possibilities, or be required to spend certain additional amounts or take legal action, to protect or preserve our oil and gas investment interests and maintain or maximize potential recovery values, if any. Such additional expenditures, although presently undeterminable, could become material depending on the facts, circumstances and ultimate outcome of any attempted recovery or resolution. Those costs, if significant and ultimately not recovered, could have a material adverse effect on the Company’s future financial position, results of operations or cash flows. We may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, or we may dispose of a business at a price or on terms that are less than optimal. In addition, there is a risk that we sell a business whose subsequent performance exceeds expectations. These factors could adversely affect our future financial condition, operating results or cash flows.

Failure to be awarded a NASCAR event or deterioration in our relationship with NASCAR could adversely affect our profitability – Our success has been and will remain dependent to a significant extent upon maintaining a good working relationship with the organizations that sanction the races we promote at our facilities, particularly NASCAR, the sanctioning body for Sprint Cup, Nationwide and Camping World Truck Series races. Each NASCAR event is awarded on an annual basis. Although we believe our relationship with NASCAR is good, nonrenewal of a NASCAR event license would have a material adverse effect on our financial condition and future results of operations. We cannot assure you that we will continue to obtain NASCAR licenses to sponsor races at our facilities. Our strategy has included growth through the addition of motorsports facilities. Failure to obtain NASCAR events for any future additional motorsports facility could have a material adverse effect on us. Similarly, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or favorably.

KS presently annually hosts one NASCAR Nationwide, one NASCAR Camping World Truck, one IndyCar Series and other racing events, and does not currently host a NASCAR Sprint Cup Series race. The Company intends to realign a Sprint Cup Series event to KS at the earliest opportunity. The previous owners of KS are involved in litigation with NASCAR and International Speedway Corporation over NASCAR’s decision to not sanction a new Sprint Cup Series race at KS (the “KS Litigation”). NASCAR has informed the Company that NASCAR does not intend to allow realignment of a Sprint Cup Series race to KS until the KS litigation is resolved. The Company has requested realignment of a Sprint Cup Series race at the earliest possible time, and will consider all options if NASCAR denies such realignment request. We are unable to predict whether the KS litigation will be decided in favor of KS and, until a Sprint Cup Series race is held at KS, we are likely to incur cash and non-cash operating losses that negatively impact our future financial condition, operating results and cash flows.

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

Increased costs associated with, and inability to obtain, adequate insurance could adversely affect our profitability and financial condition – Heightened concerns and challenges regarding property, casualty, liability, business interruption, and other insurance coverage have resulted from the national incidents on September 11, 2001. We have a material investment in property and equipment at each of our eight speedway facilities, which are generally located near highly populated cities and which hold motorsports events typically attended by large numbers of fans. These operational, geographical and situational factors, among others, have resulted in, and may continue to result in, significant increases in insurance premium costs and difficulties obtaining sufficiently high policy limits. We cannot assure you that future increases in such insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.

Our insurance coverage may not be adequate if a catastrophic event occurred or major motorsports events were cancelled, and liability for personal injuries and product liability claims could significantly affect our financial condition and results of operations – While management attempts to obtain, and believes it presently has, reasonable policy limits of property, casualty, liability, and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers, we cannot guarantee that our policy limits for property, casualty, liability, and business interruption insurance currently in force, including coverage for acts of terrorism, would be adequate should one or multiple catastrophic events occur at or near any of our speedway facilities, or one or more of our major motorsports events were cancelled, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. Once our present coverage expires, we cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our speedway facilities could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability was to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay our related claims or damages. The occurrence of additional national incidents, in particular incidents at sporting events, entertainment or other public venues, may significantly impair our ability to obtain such insurance coverage in the future.

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

Strong competition in the motorsports industry and with other professional and amateur sports could hinder our ability to maintain or improve our position in the industry – Motorsports promotion is a competitive industry. We compete in regional and national markets, and with ISC and other NASCAR related speedways, to promote events, especially NASCAR-sanctioned Sprint Cup and Nationwide Series events, and to a lesser extent, with other speedway owners to promote other NASCAR, IRL, NHRA and WOO sanctioned events. We believe our principal competitors are other motorsports promoters of Sprint Cup and Nationwide Series or equivalent events. Certain of our competitors have resources that exceed ours. NASCAR is owned by the France family, who also controls ISC. ISC presently hosts several Sprint Cup and Nationwide Series races. Our competitors may attempt to build speedways and conduct racing and other motorsports related activities in new markets that may compete with us and our local and regional fan base or marketing opportunities. We compete for spectator interest with all forms of professional and amateur spring, summer, and fall sports, such as football, baseball, basketball and hockey, conducted in and near Atlanta, Boston, Bristol, Charlotte, Las Vegas, Dallas-Fort Worth, and San Francisco, and regionally and nationally, many of which have resources that exceed ours, and with a wide range of other available entertainment and recreational activities. These competing events and activities may be held on the same days or weekends as our events. We cannot assure you that we will maintain or improve our position in light of such competition.

The loss of our key personnel could adversely affect our operations and growth – Our success depends to a great extent upon the availability and performance of our senior management, particularly O. Bruton Smith, our Chairman and Chief Executive Officer, William R. Brooks, our Vice Chairman, Chief Financial Officer and Treasurer, and Marcus G. Smith, our President and Chief Operating Officer, none of whom are subject to employment agreements. Mr. O. Bruton Smith has managed SMI for over 30 years, and Mr. Brooks has been part of the management team for over 20 years. Mr. Marcus G. Smith is the son of Mr. O. Bruton Smith, and has been with SMI since 1996. Their experience within the industry, especially their working relationship with NASCAR, continues to be of considerable importance to us. The loss of any of our key personnel due to illness, retirement or otherwise, or our inability to attract and retain key employees in the future could have a material adverse effect on our operations and business plans.

Our Credit Facility permits significant expenditures for capital projects, investments in and transactions for motorsports and other ancillary businesses, and costs associated with capital improvements could adversely affect our profitability – We believe significant growth in our revenues depends, in large part, on consistent investment in facilities. Therefore, we expect to continue to make substantial capital improvements in our facilities to meet long-term increasing demand, to increase spectator entertainment value, and to increase revenue. As of December 31, 2008, our Credit Facility allows standby letters of credit of up to $75.0 million, capital expenditures of up to $80.0 million, and provides for additional borrowings of up to $149.1 million, subject to meeting specified conditions. We frequently have a number of significant capital projects underway. As further described above in Risk Factor “The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions and efficient and successful integration into our operations” and below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”, we plan to continue to make substantial capital expenditures and investments, including significant renovations and improvements to KS, among other capital expenditures involving NHMS and other speedway facilities, in 2009 and future years. The planned improvements will likely involve material capital expenditures over several years in amounts that have not yet been determined.

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

In addition, actual costs could vary materially from our estimates if those factors or our assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Should projects be abandoned or substantially decreased in scope due to the inability to obtain necessary permits or other unforeseen negative factors, we could be required to expense some or all previously capitalized costs which could have a material adverse effect on our future financial condition or results of operations. Also, should improvement projects not produce a sufficiently high economic yield, including those requiring demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs limited to the revised estimated value of the project, capitalized expenditures could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations.

Future impairment of our property and equipment, other intangible assets and goodwill could adversely affect our profitability – As of December 31, 2008, we have net property and equipment of $1,195.5 million, net other intangible assets of $397.5 million, and goodwill of $185.8 million. Also, as further described in Risk Factor “The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions and efficient and successful integration into our operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures” below, we plan to continue to make substantial capital investments. As described in Note 2 to the Consolidated Financial Statements, we periodically evaluate long-lived assets for possible impairment based on expected future undiscounted operating cash flows and profitability attributable to such assets or when indications of possible impairment occur. As of December 31, 2008, the Company’s market capitalization was below its consolidated shareholder’s equity. Management’s analysis of the difference for possible impairment is described in Note 2 to the Financial Statements “Goodwill and Other Intangible Assets” and is not repeated here. Based on this analysis, management believes the decline in the Company’s market capitalization below its consolidated shareholder’s equity is temporary, and that goodwill and other intangible assets were not impaired as of December 31, 2008.

The evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. While we believe no impairment exists at December 31, 2008, different conditions, trends or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our future financial condition or results of operations. The profitability or success of future capital projects and investments are subject to numerous factors, conditions and assumptions, many of which are beyond our control, and if significantly negative or unfavorable, could become impaired and materially adversely affect our future financial condition or results of operations. See Risk Factor “Relocation of major motorsports events could adversely affect us” above for related discussion on impairment considerations.

Future impairment of our equity investment in associated entity could adversely affect our profitability – At December 31, 2008, our $77.1 million investment in MA (our 50% owned joint venture) is material and our share of future associated profits or losses may or may not be significant. As further described in Note 2 to the Consolidated Financial Statements, the Company’s carrying value for its MA equity investment was significantly reduced as of December 31, 2007 for impairment charges reflected by MA. In 2008, the Company evaluated MA’s carrying value for possible further decline and believes there was no indication of a decline in estimated fair value below MA’s carrying value that was other than temporary as of December 31, 2008. However, MA continues to have a material amount of inventory, goodwill and other intangible assets. The Company could increase its investment in MA, including additional equity contributions or loans. A significant portion of MA’s 2008 revenues and gross profits relate to sales of Dale Earnhardt, Jr licensed merchandise, which may or may not continue at those levels. Future profits or losses could be affected by or depend on future demand, trends, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, the magnitude and timing of its licensed driver and team changes, particularly NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow”, competition for MA products, prolonged recessionary conditions, and the success of MA management in achieving sustained profitability. Also, the various economic conditions and geopolitical factors discussed above in Risk Factor “The US and global economic slowdown and ongoing disruptions in the financial markets could have a significant adverse impact on consumer and corporate spending and our business in ways that we cannot currently predict. Consumer and corporate spending can significantly impact operating results, and national or local catastrophes, elevated terrorism alerts or natural disasters could have a significant adverse impact on our operating results”, may continue to dampen consumer spending resulting in a negative impact on MA’s future revenues and profitability.

The management of MA periodically assesses the realization of inventories, including the sufficiency of lower of cost or market provisions based on, among other factors, current inventory levels, assumptions about current and future demand, market conditions and trends that might adversely impact exposure to excess product levels and realization. MA’s ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. The Company’s current and future carrying value of this equity investment could become impaired for changes in profitability, operating cash flows, and other factors as described in the preceding paragraph that could adversely impact recovery. Should future MA inventory or long-lived assets become impaired resulting in a material impairment charge, the Company would be required to record its 50% share which could have a material adverse impact on the Company’s future financial condition or results of operations. Should the fair value of our equity investment in MA decline below its carrying value, and such decline was other than temporary, we would be required to record an impairment charge to reduce the carrying value to fair value, which could have a material adverse impact on our future financial condition or results of operations. Different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of impairment evaluations. Resulting impairment charges could have a material adverse effect on the Company’s future financial condition or results of operations. The Company's analysis is subjective and based on assumptions, conditions and trends existing at time of evaluation.

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

Government regulation of certain motorsports sponsors could negatively impact the availability of promotion, sponsorship and advertising revenue for us – The motorsports industry generates significant revenue each year from the promotion, sponsorship and advertising of various companies and their products, some of which are subject to government regulation. Advertising of the alcoholic beverage and tobacco industry is generally subject to greater governmental regulation than advertising by other sponsors of our events. Certain of our sponsorship contracts are terminable upon the implementation of adverse regulations. The alcoholic beverage and tobacco industry has provided substantial financial support to the motorsports industry through, among other things, the purchase of advertising time, the sponsorship of racing teams and the past sponsorship of racing series such as the Busch (now Nationwide) Series, and generally are subject to greater governmental regulation than are other sponsors of our events. We are unaware of any proposed additional governmental regulation that would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage or tobacco industry. We cannot assure you that the alcoholic beverage or tobacco industry will continue to sponsor motorsports events, suitable alternative sponsors could be located, or NASCAR will continue to sanction individual racing events sponsored by the alcoholic beverage industry at any of our facilities. Implementation of further restrictions on the advertising or promotion of alcoholic beverage products could adversely affect us.

Our chairman owns a majority of SMI’s common stock and will control any matter submitted to a vote of our stockholders – As of March 2, 2009, Mr. O. Bruton Smith, our Chairman and Chief Executive Officer, beneficially owned, directly and indirectly, approximately 68% of the undiluted outstanding shares of our common stock. As a result, Mr. Smith will continue to control the outcome of substantially all issues submitted to our stockholders, including the election of all of our directors.

The purchase of NHMS significantly increased our outstanding indebtedness, and our current or future indebtedness could adversely affect our financial health, operations or ability to pay dividends, or prevent us from fulfilling our obligations under debt agreements – We have a significant amount of indebtedness. As of December 31, 2008, we had total outstanding long-term debt of approximately $686.5 million and the Credit Facility permits additional borrowings of up to $149.1 million. Our substantial indebtedness and any future increases in our outstanding borrowings could:

•	make it more difficult for us to satisfy our debt obligations;

•	increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•

increase our costs or difficulties in refinancing or replacing our outstanding obligations, including the scheduled maturities of our Credit Facility in March 2010 and Senior Subordinated Notes in May 2013;

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

Our Credit Facility contains more extensive and restrictive covenants than the indenture for the Senior Subordinated Notes. In addition to covenants of the type described above, the Credit Facility requires us to maintain specified financial ratios and satisfy certain financial condition tests, as well as limits our acquisitions, capital expenditures and investments. The Company regularly monitors compliance with the various covenants under the Credit Facility and Senior Subordinated Notes. Future default on any of these covenants could result in default under, or an inability to undertake certain activities in compliance with, the underlying debt agreements. The Credit Facility and the Senior Subordinated Notes indentures contain cross-default provisions. Our ability to meet those covenants, financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. If there were an event of default under either loan agreement, the lenders could elect to declare all amounts outstanding, including accrued interest or other obligations, to be immediately due and payable. If we were unable to repay these amounts, such lenders could proceed against the collateral, if any, granted to them to secure that indebtedness. If any senior indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the senior indebtedness and our other indebtedness.

Because of the significance of our outstanding indebtedness, debt covenant compliance is important to our operations. Our Credit Facility is the primary source of committed funding from which we finance our planned capital expenditures, strategic initiatives, such as repurchases of our common stock, and working capital needs. Non-compliance with financial covenant ratios or other covenants could prevent us from being able to access further borrowings under our Credit Facility. A default under either the Credit Facility or Senior Subordinated Notes could likely trigger cross-default provisions allowing the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If the lenders were to exercise their rights to accelerate the due dates of outstanding indebtedness, there can be no assurance that we could repay or refinance the accelerated amounts due.

Management believes the Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of December 31, 2008. At this time, management also believes the Company will remain in compliance with all applicable covenants for at least the next 12 months. However, although not anticipated at this time, significant negative adverse factors such as material tangible, intangible or other asset impairment charges or unforeseen declines in our future profitability or cash flows from ongoing recessionary conditions or other market factors, if large enough individually or in combination, could result in our inability to remain in compliance. These and other possible negative factors that could impact compliance are further described throughout this “Risk Factors” section.

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

Our future borrowing costs on current outstanding or future indebtedness, including refinancing or replacing our current Credit Facility or other outstanding debt, or obtaining additional financing could substantially increase and adversely affect our financial health and profitability – The ongoing disruptions in the financial and capital markets, including severely tightened credit markets, and stringent and costly borrowing conditions, could have a significant adverse impact on our future interest and other borrowing costs. Our future interest and borrowing costs on our current Credit Facility, any refinanced or replaced current outstanding indebtedness, or new additional financing could substantially increase and adversely affect our financial health and profitability. Interest and other borrowing costs have significantly increased for many companies in numerous industries, and may increase from current levels in the foreseeable future.

The purchases of NHMS and KS significantly increased our outstanding indebtedness and leverage, and our current or future capital spending plans could further significantly increase our future outstanding debt, resulting in an adverse effect on our financial health and profitability. As of December 31, 2008, we had total outstanding long-term debt of approximately $686.5 million and the Credit Facility permits additional borrowings of up to $149.1 million. Our Credit Facility is presently scheduled to mature in March 2010. Our operating results have benefited from relatively low interest rates on our floating rate Credit Facility and future increases, if significant, could have a significant adverse impact on our future results. While, at times, we use interest rate swaps to hedge our interest rate risk, we are currently unable to predict if or when the interest rates could change. Also, we are unable to predict if or when the currently tight credit markets may improve. While we believe we can successfully refinance or replace our current Credit Facility before maturity in March 2010, our significant indebtedness levels and leverage, along with difficult credit market conditions, could result in higher interest and other borrowing costs and more restrictive financial and other loan covenants under any new credit facility arrangement.

As further discussed in Note 6 to the Consolidated Financial Statements, our Credit Facility and Senior Subordinated Notes contain various restrictive financial and other covenants. Also, interest rates under our Credit Facility are based on specified tier levels that are adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Our capital expenditures and borrowings in 2008 reduced the amounts by which we exceed minimum required compliance levels for certain restrictive financial covenants. Our current planned or unplanned future capital spending and possible increases in our future outstanding indebtedness, along with our current leverage, could further reduce the amounts by which we exceed minimum required covenant compliance levels and result in changes to our interest cost tier levels under the Credit Facility. Future changes in such surplus in our compliance levels or interest cost tiers could result in increased interest costs on current or future indebtedness, restricted or reduced borrowings and availability under the Credit Facility, and increased costs of borrowing for any new financing. Our funds otherwise available for future working capital, capital expenditures, acquisitions or other general corporate purposes, could be limited. Also, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted. We may be prevented from engaging in transactions that might otherwise be considered beneficial to us, or affected in other ways that we cannot currently predict. There can be no assurance that adequate Credit Facility or other debt refinancing or replacement will be available on satisfactory terms. Failure to obtain refinancing, replacement or additional financing could have material adverse affect on our business, operations and cash flows. Each or all of the factors could have a material adverse affect our financial health and profitability.

Our oil and gas business incurs financial and operational risks different from those of our other operations – As further described in Note 15 to the Consolidated Financial Statements, in the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries, particularly Russia. Based on impairment assessment, the estimated fair values of our consolidated foreign investments in oil and gas operations were found substantially diminished and written off as of December 31, 2008 through an impairment charge included in our 2008 loss from discontinued operations (see Item 9B below for related information). These oil and gas operations have involved business, credit and other risks different from the Company’s motorsports operations, and the ability to invest and compete successfully and profitably has been subject to many factors outside management’s control. Many of the operating risks and challenges have involved difficult or restrictive governmental situations when attempting to conduct business, access or transfer assets or funds, or facilitate production and similar activities in Russia and other foreign countries.

For each of these investment interests, the Company may decide to spend, depending on perceived possibilities, or be required to spend certain additional amounts or take legal action to protect or preserve its interest to maintain or maximize the potential recovery value, and to protect other aspects of the Company’s oil and gas investments. Such additional expenditures, although presently undeterminable, could become material depending on the facts, circumstances and ultimate outcome of any attempted recovery or resolution. Those costs, if significant and ultimately not recovered, could have a material adverse effect on the Company’s future financial position, results of discontinued operations or cash flows.

There are many risks generally associated with oil and gas related activities, including environmental, commodities, and similar risks common to such activities. Our oil and gas business has included exploration and production activities that have been less successful than previously anticipated. These activities can be impacted for many reasons including weather, cost overruns, dry wells, equipment shortages and mechanical difficulties. Proven or unproven reserves may be less than originally expected or found not cost beneficial to extract. Successful drilling of a well does not ensure ultimate realization of sufficient profits or return on investments because of a variety of factors, including geological, market, geopolitical and other unforeseen factors. Additionally, unsuccessful wells can result in costs with no direct associated revenue streams. These investments involve a variety of operating risks, including:

•	fires, explosions, blow-outs, surface cratering, and casing collapse;

•	uncontrollable flows of oil, natural gas, and formation water;

•	natural disasters, such as earthquakes, and adverse weather conditions; and

•	environmental hazards, such as natural gas leaks, oil spills, and pipeline ruptures.

Oil and gas business revenues and profits or losses, if any, can be affected by factors such as purchase price, sales price, transaction, unrecoverable and other operating costs. Realization of receivables, investments and other assets are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness, current and future market demand, customary risks associated with oil and gas exploration, production and other business activities, regional and global market demand and economic conditions, including geopolitical situations in and surrounding specific countries or regions, government actions that restrict transactions, access to or transfers of assets or funds, other factors outside of management’s control when conducting operations in Russia and other foreign countries.

Changes in income tax laws could adversely affect our financial condition and results of operations – At December 31, 2008, net deferred tax liabilities totaled $279.1 million, after reduction for net deferred tax assets of $30.6 million. At December 31, 2008, valuation allowances of $33.8 million have been provided against deferred tax assets because management is unable to determine that ultimate realization is more likely than not. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. Changes in tax laws, assumptions, estimates or method used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.

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

The market price of our common stock could be adversely affected by future exercises or future grants of stock options, restricted stock awards or other stock-based compensation, or the sale of shares held by key personnel – The market price for our common stock could be adversely affected by the sale of approximately 1,728,000 shares of our common stock issuable upon the exercise of various options under our equity compensation plans. The market price for our common stock could also be adversely affected by the issuance or sale of approximately 2,394,000 shares of our common stock available for grant under our equity compensation plans, or the sale of approximately 29,001,000 shares of our common stock available for resale in compliance with Rule 144 under the Securities Act of 1933, as amended, including shares held by Mr. Smith, our Chairman and Chief Executive Officer.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway as of December 31, 2008 follows:

Atlanta Motor Speedway – AMS is located on approximately 820 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. AMS was built in 1960 and has been owned by us since 1990. In 1997, AMS was completely renovated including reconfiguration to a “state-of-the-art” 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, adding 22,000 permanent seats, including 58 luxury suites, and changing the start-finish line location. AMS also has an on-site 2.5-mile road course. In 1998, lighting was installed for night racing. In recent years, AMS has reconfigured main entranceways and expanded on-site roads to ease congestion caused by increased attendance, installed new scoreboards, new garage areas, and new infield media and press box centers. AMS has constructed 46 condominiums overlooking the speedway and is marketing the two remaining unsold condominiums. AMS suffered significant tornado damage in July 2005 and has since been restored to a leading-edge motorsports facility. In 2006, AMS completed construction of approximately 14,000 new premium front-stretch and club-style permanent seats. AMS is located in a top media market, and has the long-standing reputation of offering fans some of the best on-track competition in NASCAR. Also, there has been significant roadway expansion leading into and surrounding AMS. In 2007 and 2008, AMS expanded its camping, restroom and other fan amenities. For these and other reasons, we believe AMS represents an excellent long-term growth opportunity for us as well as for advertisers and broadcasters. At December 31, 2008, AMS had permanent seating capacity of approximately 101,000, including 123 luxury suites.

Bristol Motor Speedway – Acquired by us in 1996, BMS is located on approximately 670 acres in Bristol, Tennessee and is a one-half mile, lighted, high-banked concrete oval speedway. BMS also owns and operates a one-quarter mile modern, lighted dragway. BMS is the most popular facility on the Sprint Cup circuit among race fans due to its steep banked turns and lighted nighttime races. We believe spectator demand for our Sprint Cup events at BMS exceeds existing permanent seating capacity. From 1996 through 2002, BMS added over 76,000 new permanent grandstand seats, including 73 new luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. In 1999, BMS reconstructed and expanded its dragstrip into a state-of-the-art dragway, “Thunder Valley”, featuring permanent grandstand seating, luxury suites, and extensive fan amenities. In 2003, BMS constructed approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury sky-box suites. In 2004, BMS completed construction of a modern expansive gift shop adjoining new entertainment, administrative and other marketing facilities that attracts and entertains fans and corporate clientele. In 2005, BMS constructed 37 new luxury sky-box suites and new permanent dragway seats at “Thunder Valley”, which remains one of the most modern, state-of-the art dragways in the country. In 2005 and 2006, BMS continued to improve and expand fan amenities and make other site improvements. In 2007, BMS repaved the steep banked track surface on its speedway and, in 2007 and 2008, continued to expand its camping, restroom and other fan amenities, and to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. At December 31, 2008, BMS had permanent seating capacity of approximately 158,000, including 196 luxury suites.

Infineon Raceway – Acquired by us in 1996, IR is located on approximately 1,600 acres in Sonoma, California and consists of a 2.52-mile, twelve-turn road course, a one-quarter mile modern dragstrip, and a modern, expansive industrial park. From 1997 through 2001, IR added approximately 19,000 new permanent seats, made various grading changes to improve spectator sightlines, expanded and improved spectator amenities, acquired adjoining land to provide additional entrances and expanded spectator parking areas to accommodate attendance increases and ease congestion. In 1998, IR reconfigured its road course for the NASCAR Sprint Cup Series into a 10-turn, 1.99-mile course by creating “The Chute,” which connects Turns 4 and 7. However, the raceway still maintains its traditional 2.52-mile course for other events. The Chute provides spectators with improved sightlines and expanded viewing areas. The shorter course also enabled the raceway to lengthen the NASCAR race by nearly 35 laps. In 2003, IR completed a multi-year major reconfiguration and modernization, adding new permanent seats, including hillside terrace seats, and new luxury suites. IR’s enhancements also included underground pedestrian tunnels to better accommodate pedestrian traffic, a new world-class 16-turn, three-quarter mile karting center, permanent garages for race teams, an expanded modern industrial park, an enlarged pit road to accommodate NASCAR’s 43-car grid, and improved sightlines for better spectator enjoyment. Modernization of IR’s dragstrip facilities was also completed in 2003. In 2006, IR continued improving and expanding its on-site road system and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. In 2007, IR expanded its camping, restroom and other fan amenities, and continued to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. At December 31, 2008, IR had permanent seating capacity of approximately 47,000, including 27 luxury suites, and provides temporary seating and other general admission seating arrangements along its 2.52-mile road course.

Kentucky Speedway – Acquired by us in December 2008, KS is located in Sparta, Kentucky, approximately one-half hour south of Cincinnati, Ohio, on approximately 820 acres, was opened in 2000 and features a 1.5-mile, asphalt, tri-oval speedway. As of December 31, 2008, KS had permanent seating capacity of approximately 69,000, including 53 luxury suites. KS presently annually hosts one NASCAR Nationwide Series, one NASCAR Camping World Truck Series, one IndyCar Series, and other racing events, and does not currently host a NASCAR Sprint Cup Series race. As further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”, Kentucky state lawmakers are considering a proposal to provide tax incentives to facilitate expansion and improvement of KS facilities within the next few years. Under the proposed legislation, qualifying projects must conduct events that are in the “top” league, series or sanctioned level of their type of event as defined, have not been previously held in Kentucky, provide permanent seating for 65,000 spectators and be broadcast nationally, among other terms and conditions still to be negotiated and finalized. Depending on the amounts and limits of passed tax incentives, the Company is contemplating expanding permanent seating at KS by 50,000, significantly modernizing and expanding concessions, camping, restrooms and other speedway facilities, and reconfiguring and expanding on-site roads, available parking, traffic patterns and entrances. The contemplated expansion and improvements may involve material capital expenditures over several years in amounts that have not yet been determined.

Las Vegas Motor Speedway – Acquired by us in 1998, LVMS is located on approximately 1,030 acres in Las Vegas, Nevada, and consists of a 1.5-mile, lighted, asphalt, quad-oval superspeedway, and several other on-site paved and dirt race tracks. These other race tracks include a 1/4-mile dragstrip, 1/8-mile dragstrip, 2.5-mile road course, 1/2-mile clay oval, 3/8-mile paved oval, motocross and other off-road race courses. From 1999 through 2002, LVMS added approximately 7,000 new permanent seats, expanded its concessions and restroom amenities and made other facility improvements. In 2000, LVMS reconstructed and expanded one of its dragstrips into a state-of-the-art dragway, “The Strip at Las Vegas”, with permanent grandstand seating, luxury suites and extensive fan amenities. “The Strip at Las Vegas” remains one of the most modern, state-of-the-art dragways in the country. In 2001, LVMS renovated its 3/8-mile paved racetrack, “The Bullring”, where it hosts weekly racing series from March through October. LVMS has significant club-style seating with convenient access to premium restaurant-quality food and beverage service. In 2004, LVMS constructed approximately 14,000 new premium permanent seats. In 2006, LVMS completed construction of approximately 16,000 new permanent grandstand seats. In 2007, LVMS completed construction of one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in motorsports. LVMS also reprofiled the banking of its superspeedway to offer fans the exciting racing inherent in high-bank racing. In 2007, LVMS also continued to expand its camping, restroom and other fan amenities, and to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. The superspeedway’s configuration readily allows for significant future expansion. At December 31, 2008, LVMS had permanent seating capacity of approximately 131,000, including 102 luxury suites.

Lowe’s Motor Speedway – LMS is located on approximately 1,310 acres in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte, and was among the first superspeedways built. The principal track is a 1.5-mile banked asphalt quad-oval facility, and was the first superspeedway in North America lighted for nighttime racing. LMS also has several lighted “short” tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), as well as a 2.25-mile asphalt road course. In 2000, LMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. LMS has consistently improved and increased its spectator seating arrangements and now has the third largest seating capacity of any sports facility in the United States. From 1997 through 2002, LMS added over 61,000 new permanent seats, including 38 new luxury suites, featuring unique mezzanine level concourses, new stadium-style terrace sections, outstanding views, convenient elevator access and popular food courts for enhanced spectator enjoyment, convenience and accessibility. LMS also has significantly expanded and improved its parking areas to accommodate increased attendance and ease congestion, and widened certain front-stretch concourses and entranceways to improve spectator convenience and accessibility. LMS has significant club-style seating with convenient access to premium restaurant-quality food and beverage service.

In 2004, LMS renovated and modernized its infield garages, media center, and scoring towers and made other facility improvements. The new LMS media center has leading-edge technology infrastructure and access that is increasing appeal for media content providers, sports journalists and others involved in racing communications. In 2005, the exclusive dining and entertainment facilities at The Speedway Club at LMS were completely remodeled and now offer expanded premium restaurant, catering and corporate meeting facilities. In 2006, LMS reprofiled and resurfaced its superspeedway, continued improving and expanding concessions, restroom and other fan amenities, expanded available parking to ease congestion and improve traffic flow, and made other site improvements. In 2007, LMS significantly expanded its available hospitality areas and other marketing facilities to better attract and entertain fans and corporate clientele. In 2007, LMS also started to renovate and modernize certain grandstand seating and expand its hospitality areas. In 2008, LMS completed construction of the “zMAX Dragway” and hosted its inaugural NHRA Nationals weekend. This new leading edge facility features a unique “four lane” racing configuration, almost 30,000 premium permanent seats (constructed to allow for expansion up to 60,000 seats), 31 luxury suites and upscale food and beverage concession areas. Also in 2008, LMS constructed larger premium permanent seating for a net decrease of approximately 6,000 seats. In 2009, LMS plans to remove approximately 10,000 low demand superspeedway seats and construct a high-end RV park and campground area, featuring upscale amenities and outstanding views of the entire superspeedway. At December 31, 2008, LMS had permanent seating capacity of approximately 156,000, including 113 luxury suites.

New Hampshire Motor Speedway – Acquired by us in January 2008, NHMS is a multi-use complex located in Loudon, New Hampshire on approximately 1,180 acres approximately 80 miles northwest of Boston, consisting of 1.058-mile asphalt, oval superspeedway and a 1.6-mile road course. NHMS currently has approximately 96,000 premium permanent seats and 38 luxury suites. NHMS has sanction agreements to host two NASCAR Sprint Cup and one NASCAR Nationwide Series race in 2008, among other events and track rentals. The purchase of NHMS expands the Company’s motorsports business into one of the largest media markets in North America. Management believes its facilities and racing events provide the Company with opportunities for increasing revenues and profitability. In 2008, NHMS expanded and modernized various hospitality, concession and camping areas and other fan amenities. In 2009 and future years, the Company plans to make further improvements at NHMS, including possible expansion of concessions, camping, restrooms and other fan amenities.

Texas Motor Speedway – TMS, located on approximately 1,490 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway, with an on-site 2.5-mile road course. TMS has constructed 76 condominiums overlooking turn two of the speedway and is marketing five remaining unsold condominiums. TMS also has an executive office tower adjoining the main grandstand overlooking the speedway which houses The Speedway Club at Texas Motor Speedway. TMS, one of the largest sports facilities in the United States in terms of permanent seating capacity, hosted its first major NASCAR Sprint Cup Series race in April 1997. We operate the TMS facilities under a 30-year arrangement with the Fort Worth Sports Authority – see Note 2 to the Consolidated Financial Statements for additional information. In 2000, TMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. For several years, TMS has expanded its parking areas and improved traffic control dramatically reducing travel congestion. In 2001, TMS converted approximately 50 suites to speedway club-style seating areas to help meet demand for premium seating and services at its largest events. In 2006, TMS constructed the new Victory Lane Broadcast Center in the infield which is a two-story multi-purpose facility built for television and radio media who provide broadcast coverage of our events. TMS has expanded and increased surrounding interstate access roads and interchanges, bus and tram systems and available parking, lighting for certain parking areas, and reconfigured traffic patterns and entrances to ease congestion and improve traffic flow. In 2007 and 2008, TMS expanded its camping, restroom and other fan amenities, and continued to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. In 2009, TMS plans to remove approximately 22,000 low demand seats and construct a high-end RV park and campground area, featuring upscale amenities and outstanding views of the entire superspeedway. At December 31, 2008, TMS had permanent seating capacity of approximately 158,000, including 194 luxury suites.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows. New or material developments, if any, on the more significant of these lawsuits are described in Note 10 to the Consolidated Financial Statements. See Item 1A “Risk Factors” for additional information on the Company’s liability insurance program and self-insured retention.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2008, no matters were submitted to a vote of our security holders.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 2, 2009, 42,946,103 shares of common stock were outstanding and held by approximately 2,665 record holders based on information from our stock transfer agent.

We intend to retain a substantial portion of our future earnings to provide funds for the operation and expansion of our business. SMI depends on cash flows and other payments from our speedways and other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and working capital requirements. We paid our seventh annual cash dividend on October 31, 2008 of $0.34 per share of common stock aggregating approximately $14.7 million to shareholders of record as of October 17, 2008. On October 31, 2007, we paid an annual cash dividend of $0.335 per share of common stock aggregating approximately $14.6 million to shareholders of record as of October 17, 2007. On February 10, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock aggregating approximately $3.9 million payable on March 16, 2009 to shareholders of record as of March 2, 2009. The Company plans to continue paying quarterly cash dividends subject to the limitations and considerations described below. All cash dividends were paid using available cash and cash investments.

We may or may not pay similar cash dividends in the future. Any decision concerning the payment of dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under our Credit Facility and Senior Subordinated Notes (which are further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Dividends”), and other factors as the Board of Directors or its designees, in its sole discretion, may consider relevant. Our Credit Facility allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, and increasable up to $150.0 million, subject to maintaining certain financial covenants. The Senior Subordinated Notes Indenture permits annual dividend payments of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants.

The following table sets forth the high and low closing sales prices for SMI’s common stock, as reported by the NYSE for each calendar quarter during the periods indicated:

	High	Low
2008:
First Quarter	$31.58	$24.28
Second Quarter	27.63	20.38
Third Quarter	22.77	17.72
Fourth Quarter	19.51	11.28
2007:
First Quarter	$39.65	$37.37
Second Quarter	40.81	38.80
Third Quarter	40.86	36.67
Fourth Quarter	38.57	31.08

STOCK REPURCHASE PROGRAM

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 6 to the Consolidated Financial Statements), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In February 2007, our Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. In December 2008, the Company’s Board of Directors authorized SMI to repurchase up to an additional one million shares of outstanding common stock, for a program aggregate of three million shares, under the same terms and conditions as previous share repurchase authorizations. The Company could repurchase up to an additional 1,242,000 shares under the authorization as of December 31, 2008.

As set forth in the table below, the Company repurchased 526,000 shares of common stock, all under this program, for approximately $9.9 million in 2008.

Issuer Purchases of Equity Securities under Authorized Programs as of December 31, 2008
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January through September 2008	220,000	$25.14	220,000	548,000
October 2008	104,000	13.70	104,000	444,000
November 2008	136,000	14.67	136,000	308,000
December 2008	66,000	14.62	66,000	1,242,000

Fourth Quarter	306,000	14.33	306,000	1,242,000

Total 2008	526,000	$18.85	526,000	1,242,000

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative stockholder return on the common stock against the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Index and a Peer Group Index for the period December 31, 2003 through December 31, 2008. The Russell 2000 Index was included because management believes, as a small-cap index, it more closely represents companies with market capitalization similar to the Company’s than the Standard & Poor’s 500 Index. The companies used in the Peer Group Index in 2004 through 2008 consist of International Speedway Corporation, Walt Disney Co., and Dover Motorsports, Inc. All companies in the Peer Group Index are publicly traded companies known by management to be involved in the amusement, sports and recreation industries. The graph assumes that $100 was invested on December 31, 2003 in each of the common stock, the Standard & Poor’s 500 Index, the Russell 2000 Index and the Peer Group Index companies, and that all dividends were reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

All financial data below are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

INCOME STATEMENT DATA(1)

Year Ended December 31:	2008	2007	2006	2005	2004
(in thousands, except per share data)
Revenues:
Admissions	$188,036	$179,765	$175,208	$177,352	$156,718
Event related revenue	211,630	197,321	183,404	168,359	137,074
NASCAR broadcasting revenue	168,159	142,517	162,715	140,956	110,016
Other operating revenue	43,168	42,030	40,753	42,431	42,711

Total revenues	610,993	561,633	562,080	529,098	446,519

Expenses and other:
Direct expense of events	113,477	100,414	95,990	97,042	81,432
NASCAR purse and sanction fees	118,766	100,608	105,826	96,306	78,473
Other direct operating expense	34,965	34,484	32,568	35,960	35,259
General and administrative	84,029	80,913	78,070	73,281	65,152
Depreciation and amortization	48,146	44,475	40,707	37,607	35,524
Interest expense, net	35,914	21,642	21,011	21,890	19,886
Equity investee (earnings) losses(2)	(1,572)	57,422	3,343	272	110
AMS insurance recovery gain(3)	—	—	—	(8,829)	—
Ferko litigation settlement(4)	—	—	—	—	11,800
Other expense (income), net	(1,077)	5,199	185	(1,632)	(2,929)

Total expenses and other	432,648	445,157	377,700	351,897	324,707

Income from continuing operations before income taxes	178,345	116,476	184,380	177,201	121,812
Provision for income taxes	(72,442)	(64,892)	(66,930)	(68,277)	(46,705)

Income from continuing operations	105,903	51,584	117,450	108,924	75,107
Loss from discontinued operation, net of taxes(6)	(25,863)	(13,190)	(6,228)	(789)	(1,453)

Net Income	$80,040	$38,394	$111,222	$108,135	$73,654

Basic earnings (loss) per share:
Continuing operations	$2.44	$1.18	$2.68	$2.48	$1.73
Discontinued operation	(0.60)	(0.30)	(0.14)	(0.02)	(0.03)

Net Income	$1.84	$0.88	$2.54	$2.46	$1.70

Weighted average shares outstanding	43,410	43,735	43,801	43,908	43,342

Diluted earnings (loss) per share:
Continuing operations	$2.44	$1.17	$2.67	$2.47	$1.72
Discontinued operation	(0.60)	(0.30)	(0.14)	(0.02)	(0.03)

Net Income	$1.84	$0.87	$2.53	$2.45	$1.69

Weighted average shares outstanding	43,423	43,906	44,006	44,178	43,654

BALANCE SHEET DATA(1)
Cash, cash equivalents and short-term investments	$58,065	$168,462	$121,139	$120,910	$216,731
Equity investment in associated entity(2)	77,066	76,678	135,346	136,842	1,551
Goodwill and other intangible assets(5)	583,328	155,993	156,122	159,929	156,366
Assets of discontinued operation(6)	2,101	2,936	12,975	28,236	3,045
Total assets	2,034,409	1,578,320	1,583,408	1,514,426	1,402,230
Long-term debt, including current maturities:
Revolving credit facility	350,000	98,438	98,438	50,000	50,000
Bank term loan	—	—	—	50,000	46,875
Senior subordinated notes	330,000	330,000	330,000	330,000	330,000
Other debt(1)	6,480	22	44	235	274
Liabilities of discontinued operation(6)	382	961	221	490	—
Stockholders’ equity	885,362	827,671	820,089	726,148	633,325
Cash dividends per share of common stock	$0.34	$0.335	$0.33	$0.32	$0.31

Non-GAAP Financial Information Reconciliation – Income from continuing operations, and diluted earnings per share from continuing operations, before equity investee losses and other adjustments set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income and diluted earnings per share, income from continuing operations, and diluted earnings per share from continuing operations. Non-GAAP income from continuing operations and diluted earnings per share from continuing operations below are derived by adjusting GAAP basis amounts for certain items presented in the following selected income statement data net of income taxes based on applicable effective rates. These adjustments are described below in the indicated footnotes.

The following schedule reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. This schedule also separately presents net income and diluted earnings per share for the Company’s consolidated operations, equity investee earnings or losses of MA, and the Company’s income from continuing operations excluding MA equity investee losses and the other non-GAAP adjustments, all net of taxes. This non-GAAP financial information is presented nowhere else in this Annual Report. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately presents equity investee earnings or losses and adjusts for non-recurring transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing the Company’s results of operations separate from equity investees for the periods presented. Management uses the non-GAAP information to assess the Company’s operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate and adjusted information better reflects ongoing operating results. None of the adjusted items had occurred within the prior two years or, in management’s opinion, were reasonably likely to recur within the next two years. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income, diluted earnings, or income and diluted earnings per share from continuing operations, determined in accordance with GAAP.

Year Ended December 31:	2008	2007	2006	2005	2004
(in thousands, except per share data)
Consolidated net income using GAAP	$80,040	$38,394	$111,222	$108,135	$73,654
Loss from discontinued operation, net of taxes(6)	25,863	13,190	6,228	789	1,453

Consolidated income from continuing operations	105,903	51,584	117,450	108,924	75,107
Equity investee (earnings) losses(2)	(1,572)	57,422	2,138	167	—

Consolidated income from continuing operations excluding equity investee (earnings) losses	104,331	109,006	119,588	109,091	75,107
Non-GAAP adjustments (net of taxes):
AMS insurance recovery gain(3)	—	—	—	(5,430)	—
Ferko litigation settlement(4)	—	—	—	—	7,278

Non-GAAP income from continuing operations	$104,331	$109,006	$119,588	$103,661	$82,385

Consolidated diluted earnings per share using GAAP	$1.84	$0.87	$2.53	$2.45	$1.69
Discontinued operation(6)	0.60	0.30	0.14	0.02	0.03

Consolidated diluted earnings per share from continuing operations	2.44	1.17	2.67	2.47	1.72
Equity investee (earnings) losses(2)	(0.04)	1.31	0.05	—	—

Diluted earnings per share from continuing operations excluding equity investee losses	2.40	2.48	2.72	2.47	1.72
Non-GAAP adjustments:
AMS insurance recovery gain(3)	—	—	—	(0.12)	—
Ferko litigation settlement(4)	—	—	—	—	0.16

Non-GAAP diluted earnings per share from continuing operations	$2.40	$2.48	$2.72	$2.35	$1.88

(1)	As further discussed in Notes 1 and 14 to the Consolidated Financial Statements, the Company purchased NHMS on January 11, 2008 for cash of approximately $340.0 million and KS on December 31, 2008 through satisfaction of $63.3 million in debt, payment of $7.5 million over 5 years, and a contingent payment of an additional $7.5 million over 5 years commencing upon satisfaction of specified conditions. These purchases were funded with available cash and borrowings under the Credit Facility. The purchase method was used to account for these acquisitions and the results of operations after acquisition are included in the Company’s consolidated statements of operations.

(2)	In August 2005, the Company and ISC formed an equally-owned joint venture, operating independently as Motorsports Authentics, to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. In September 2005, MA acquired certain assets and operations of Team Caliber, and in December 2005, Action Performance Companies, Inc. was purchased for approximately $245 million in cash plus transaction costs. The purchase price was funded with available cash and cash equivalents. The Company uses the equity method of accounting for its 50% ownership in MA.

As further discussed in Note 2 to the Consolidated Financial Statements “Joint Venture Equity Investment”, the Company’s 2007 operating results and diluted earnings per share were significantly impacted from sizable charges reflected by MA for inventory, tooling, goodwill and other intangible assets impairment. These charges were due primarily to several NASCAR driver, team and sponsor changes, including Dale Earnhardt, Jr., a material MA licensor, renaming of the NASCAR NEXTEL Cup and Busch Series in 2008, NASCAR’s introduction of a new car design (the “Car of Tomorrow”), car manufacturer changes, other excess merchandise inventory and tooling no longer used for a secondary product line. The Company’s losses on equity investees for the year ended December 31, 2007 include its 50% share of those MA charges. No MA impairment charges were required in 2008. The fiscal 2008 improvement in MA’s operating results over last year reflect, among other factors, increased merchandise sales of Dale Earnhardt, Jr., who changed racing teams at the end of 2007, and ongoing strategic and operational changes.

(3)	AMS insurance recovery gain represents a 2005 gain related to resolution of insurance recoveries and damaged property and equipment claims associated with a tornado that struck AMS in July 2005. Settlement of insurance claims was substantially completed in the fourth quarter 2005, and a gain from insurance recoveries upon final resolution of insurance claims was recognized net of a loss on damaged property and equipment. The 2005 gain of $8.8 million, before income taxes of $3.4 million, increased basic and diluted earnings per share by $0.12.

(4)	Ferko litigation settlement represents a 2004 charge to earnings for litigation and related settlement expenses associated with a settlement agreement between SMI, NASCAR and ISC to resolve a lawsuit filed by Francis Ferko, as a shareholder of SMI, against NASCAR and ISC. SMI was named as a necessary party to the lawsuit as it was brought on SMI’s behalf by a shareholder. Also, applicable law required SMI to reimburse the plaintiff for litigation expenses incurred in successfully bringing this suit on SMI’s behalf. The 2004 charge of $11.8 million, before income taxes of $4.5 million, reduced basic and diluted earnings per share by $0.16.

(5)	Increases in the gross carrying value of other intangible assets and goodwill in 2008 reflect purchase accounting for the NHMS acquisition in January 2008 as further described in Note 1 “New Hampshire Motor Speedway Acquisition” and Note 14 to the Consolidated Financial Statements. Other intangible assets acquired consist of nonamortizable race event sanctioning and renewal agreements to annually host two NASCAR Sprint Cup and one NASCAR Nationwide Series racing events.

(6)	As further discussed in Note 15 to the Consolidated Financial Statements, in the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. The net assets and operating results for these oil and gas activities, including all prior periods presented, have been reclassified as discontinued operations in the Company’s consolidated financial statements using applicable guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Based on impairment assessment, the estimated fair values of the Company’s consolidated foreign investments in oil and gas operations were found substantially diminished and written off as of December 31, 2008 through an impairment charge included in our 2008 loss from discontinued operations. Loss from discontinued operation is reported net of income tax benefits of $1.7 million for 2008, $6.4 million for 2007, $3.8 million for 2006, $508,000 for 2005 and $950,000 for 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s results of operations and financial condition as of December 31, 2008 should be read in conjunction with our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report. Also, additional information on the Company’s revenues and operations can found above in “Business – General Overview and Operating Strategy”.

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

“Other operating revenue” includes: revenues of TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; certain merchandising revenues of SMI Properties; oil and gas activities; Legends Car and parts sales of 600 Racing; restaurant, catering and membership income from the Speedway Clubs at LMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant®; and industrial park and office rentals. “Earnings or losses on equity investees” includes the Company’s share of its Motorsports Authentics merchandising joint venture equity investee profits or losses. The Company’s revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than non-event merchandise sales, as well as sales of TSI, Legends Cars, Oil-Chem, SMI Properties, bulk petroleum transactions, or other operating revenues.

The Company classifies expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school and karting revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of TSI and certain SMI Properties merchandising, Legends Car, Speedway Clubs, Oil-Chem and industrial park and office tower rental revenues.

See Note 13 to the Consolidated Financial Statements for operating and other financial information on the Company’s reporting segments.

Racing Events – The Company derives a substantial portion of its total revenues from admissions, event related and NASCAR broadcasting revenue.

In 2009, the Company plans to hold 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. These 23 major NASCAR scheduled sanctioned races include the Nationwide Series race at KS purchased in December 2008. The Company also plans to hold eight NASCAR Camping World Truck Series racing events, three IRL racing events, five major NHRA racing events, and three WOO racing events.

In 2008, the Company held 22 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and nine Nationwide Series racing events. These 22 major NASCAR sanctioned races include the two Sprint Cup and one Nationwide Series races at NHMS purchased in January 2008. The Company also held eight NASCAR Camping World Truck Series racing events, two IRL racing events, five major NHRA racing events, and two WOO racing events. In 2007, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 Sprint Cup and eight Nationwide Series racing events, seven NASCAR Camping World Truck Series racing events, two IRL racing events, four major NHRA racing events, and two WOO racing events. In 2006, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 Sprint Cup and eight Nationwide Series racing events, seven NASCAR Camping World Truck Series racing events, two IRL racing events, two IROC racing events (there is no longer an IROC Series), four major NHRA racing events, and three WOO racing events.

Set forth below is certain comparative summary information with respect to the Company’s major NASCAR-sanctioned racing events scheduled in 2009 and events held in 2008, 2007, and 2006:

	Number of major NASCAR-sanctioned events
	2009	2008	2007	2006
1st Quarter	5	6	6	6
2nd Quarter	9	8	6	6
3rd Quarter	5	3	2	2
4th Quarter	4	5	5	5

Total	23	22	19	19

The table below shows the relationship of our income and expenses relative to total revenue for the three years ended December 31, 2008:
		Percentage of Total Revenue
Year Ended December 31:		2008	2007	2006
Revenues:
Admissions		30.8%	32.0%	31.2%
Event related revenue		34.6	35.1	32.6
NASCAR broadcasting revenue		27.5	25.4	28.9
Other operating revenue		7.1	7.5	7.3

Total revenues		100.0	100.0	100.0

Expenses and other:
Direct expense of events		18.6	17.9	17.1
NASCAR purse and sanction fees		19.4	17.9	18.8
Other direct operating expense		5.7	6.1	5.8
General and administrative		13.8	14.4	13.9
Depreciation and amortization		7.9	7.9	7.2
Interest expense, net		5.9	3.9	3.7
Equity investee (earnings) losses		(0.3)	10.2	0.6
Other (income) expense, net		(0.2)	1.0	0.1

Total expenses and other		70.8	79.3	67.2

Income from continuing operations before income taxes		29.2	20.7	32.8
Income tax provision		(11.9)	(11.6)	(11.9)

Income from continuing operations		17.3	9.1	20.9
Loss from discontinued operation, net of taxes		4.2	2.3	1.1

Net Income		13.1%	6.8%	19.8%

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General operating factors – including ongoing uncertainty of tightened credit and financial markets and recessionary conditions

•	Eight-year NASCAR broadcasting rights agreement

•	Our long-term, multi-year contracted revenues are significant

•	Non-event and event souvenir and other merchandising revenues

•	2009 earnings guidance

Items discussed elsewhere in indicated sections of this report:

•

Purchase of New Hampshire Speedway and amendment of bank Credit Facility (discussed in “Liquidity and Capital Resources—Future Liquidity and Capital Expenditures”, Notes 1, 6 and 14 to the Consolidated Financial Statements, and in Item 1A “Risk Factors”)

•	Purchase of Kentucky Speedway (discussed in “Liquidity and Capital Resources—Future Liquidity and Capital Expenditures”, Item 1A “Risk Factors”, and in Note 1 to the Consolidated Financial Statements)

•	Oil and gas operations are being discontinued (discussed in Note 15 to the Consolidated Financial Statements and Item 1A “Risk Factors”)

•

Motorsports Authentics merchandising joint venture (discussed in Note 2 to the Consolidated Financial Statements – “Joint Venture Equity Investment”, “Critical Accounting Policies and Accounting Estimates – Recoverability of Equity Investment in Associated Entity”, and Item 1A “Risk Factors”)

•	Additional repurchases of common stock approved (discussed in “Liquidity and Capital Resources, Future Liquidity – Stock Repurchase Program”)

•	Quarterly cash dividend on common stock declared in first quarter 2009 (discussed below in “Liquidity and Capital Resources – Dividends”)

General Factors and Current Operating Trends – The Company’s results for the 2008 race season, excluding NHMS purchased in January 2008, reflect ongoing increases in sponsorship and other corporate marketing revenues and decreases in admissions, radio broadcasting, souvenir merchandise, and food and beverage concession revenues. Notwithstanding the various increases, management believes these revenues were negatively impacted by declines in consumer spending from higher fuel prices and difficult consumer credit and housing markets, poor weather surrounding certain NASCAR racing events in 2008, and other economic factors as further described below.

Almost 4.0 million fans attended the Company’s events in 2008, demonstrating that demand and appeal for motorsports entertainment in our markets has remained strong even in challenging circumstances. Also, televised viewership for NASCAR’s Sprint Cup, Nationwide and Camping World Truck Series 2008 racing season increased over last year, and the Sprint Cup Series continues as the second highest rated regular season televised sport (only the National Football League is higher). Also, the NASCAR Nationwide Series was the third highest rated cable broadcasted sport again in 2008. All NASCAR Sprint Cup and Nationwide, and most Camping World Truck, event sponsorships for our 2009 racing season, and many for years beyond 2009, are already sold. As described below, much of our future revenues are already contracted under these and other long-term contracts, including television broadcasting rights revenue. For our upcoming major 2009 events, tickets sales at most of our speedways are below this same time last year. We are increasing advertising and other promotional activities to help offset the ongoing impact of recessionary and other market conditions as further discussed below. In 2009, management is reducing many ticket and concession prices, is offering extended payment terms to many ticket buyers (although generally not beyond when events are held), and is implementing various promotional campaigns to help foster fan support and mitigate any near-term demand weakness. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

The Company believes that reduced consumer and corporate spending will continue to negatively impact admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, driving school and other track rentals, with related effects on our respective revenues. Many economic and geopolitical factors, including those described below and in Item 1A “Risk Factors”, have and may continue to dampen consumer spending. Many factors related to discretionary consumer and corporate spending can adversely impact recreational and entertainment spending resulting in a negative impact on our motorsports and non-motorsports activities. Historically low levels of consumer confidence, deterioration of residential real estate and mortgage markets, unprecedented stock market declines, tight consumer and business credit markets, among other ongoing recessionary conditions and geopolitical and economic factors, may continue to dampen consumer spending. The direction and strength of the US economy, including the financial and credit markets, currently is uncertain due to these factors.

Natural disasters such as Hurricanes Ike and Gustav could cause further increases in fuel prices and significant adverse economic effects. National incidents such as those of September 11, 2001, along with the Iraq war and terrorism alerts, affect public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Should difficulties, restrictions or public concerns regarding air travel or military-related actions continue or increase, if additional national or local terrorist, catastrophic or other incidents occur, or if natural disasters occur, our future operating results and growth could be materially adversely impacted. Economic conditions could be severely affected by future actual or threatened events of a similar nature or other national, regional or local incidents, which could materially adversely affect the Company’s future operating results. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions surrounding racing events can have a negative effect on successive events in future periods because consumer demand can be affected by the success of past events.

These factors also can affect the financial results of present and potential sponsors of our facilities and events and of the industry. These negative factors, particularly when combined, can impact corporate and individual customer spending, and each negative factor can have varying effects on our operating results. All of the aforementioned factors, among others, can have a material adverse impact on our future operating results and growth. While management believes the Company’s strong operating cash flow will continue, these economic and market factors, along with competitiveness of racing, popularity of drivers and teams for NASCAR’s Sprint Cup Series, and the success of NASCAR’s “Car of Tomorrow” can affect ticket, corporate marketing, sponsorships and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow when recessionary conditions end.

Certain NASCAR Sprint Cup and Nationwide race team owners have recently announced difficulties in securing adequate sponsorship funding for this and possibly future racing seasons. It is believed these difficult economic and market factors are resulting in delayed decisions on or against race team sponsorship by certain current and potential new sponsors. Without adequate sponsorship funding, some team owners could decide not to operate, participate in fewer races, or operate fewer racecars for multi-car teams. A reduced number of racing competitors, particularly popular drivers, could lessen on-track competition and the appeal of racing. Also, new or changed racing teams could be formed with drivers that generate less fan interest or race less competitively. These and similar factors can affect attendance at NASCAR Sprint Cup and Nationwide racing events, as well as corporate marketing interest, that can significantly impact our operating results.

Government responses and actions may or may not successfully restore stability to the credit and consumer markets, and improve economic conditions in the foreseeable future. There can be no assurance that government response to the economic slow down and disruptions in the financial and credit markets will stabilize the economy or financial and credit markets. These economic conditions might not improve or could worsen and when these conditions may ultimately improve cannot be determined at this time. These severe economic conditions have and may further adversely impact various industries of our consumer and corporate customers, resulting in spending declines that could adversely impact our revenues and profitability. There can be no assurance that consumer and corporate spending will not be further adversely impacted by current or unforeseen economic conditions, thereby possibly having a material adverse impact on our future operating results and growth.

Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements – Broadcasting revenues continue to be a significant long-term revenue source for the Company’s core business. A substantial portion of the Company’s profit growth in recent years, notwithstanding 2007, has resulted from a significant increase in television revenues received from NASCAR contracts with various television networks. NASCAR ratings can impact attendance at Company events and sponsorship opportunities. The former six-year NASCAR domestic television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX expired after 2006, and were replaced with combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. NASCAR announced these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. This eight-year NASCAR broadcasting rights arrangement provides the Company with increases in annual contracted revenues through 2014 averaging 3% per year. The Company’s 2008 NASCAR broadcasting revenues totaled approximately $168 million, including NHMS purchased in January 2008, and based on the current race schedule, these contracted revenues for 2009 approximate $174 million. The announced 2007 total NASCAR broadcasting rights fees for the entire industry were initially lower than the 2006 rights fees. The Company’s NASCAR broadcasting revenues for the initial 2007 contract year were $143 million, reflecting a decrease of approximately $20 million or 12% from 2006. These lower 2007 revenues were partially offset by a decrease in associated contracted NASCAR purse and sanction fees of approximately $5 million or 5%.

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

Management also believes these contracts have long-term strategic benefits. For instance, over the past several years major sports programming has begun to shift between network and cable television. Cable broadcasters can support a higher investment through subscriber fees not available to networks, which is resulting in increased rights fees for sports properties. However, cable reaches fewer households than network broadcasts. NASCAR’s decision to retain approximately two-thirds of its event schedule on network television is believed to be important to the sport’s future growth. The retention of both cable and network broadcasters should continue to drive increased fan and media awareness for all three NASCAR racing series which should help increase long-term attendance and corporate marketing appeal. Management believes ESPN’s involvement should result in the Nationwide Series benefiting from the improved continuity of its season-long presence on ESPN, and motorsports in general should benefit from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to that ESPN provides with the other major sports. Management believes these long-term contracted revenue sources help solidify the Company’s financial strength, stabilize earnings and cash flows.

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

Our Long-term, Multi-year Contracted Revenues Are Significant – Much of our total revenue is generated under long-term contracts which management believes helps solidify our financial strength and stabilize our earnings and cash flows. In the third year of the eight year NASCAR television broadcast agreement through 2014, our contracted revenues for 2009 should approximate $174 million. Many of our sponsorships and other corporate marketing contracts are for multiple years and also help provide revenue and other financial stability. We believe the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. For example, all NASCAR Sprint Cup and Nationwide, and most Camping World Truck, event sponsorships for our 2009 racing season, and many for years beyond 2009, are already sold. We also have contracted revenues under several long-term leases for various office, warehouse and industrial park space under operating leases to various entities largely involved in motorsports. We believe the substantial amount of total revenue generated under our long-term contracts, such as those described above, helps stabilize the Company’s financial resilience and profitability during difficult recessionary economic conditions.

Non-Event and Event Souvenir and Other Merchandising Revenues – Management continues to seek new merchandising opportunities, including expanded product offerings through electronic media promotional programming, and marketing of motorsports and non-motorsports related souvenir merchandise at our speedways, third party speedways and other venues, and with corporate customers. The Company’s merchandising event related and other operating revenues may increase or decrease depending on, among other factors, the success of such efforts. Future profits or losses could be affected by or depend on future demand, trends, prolonged recessionary and other market conditions and factors such as the success of motorsports and popularity of its licensed drivers and teams, particularly NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow”, and competition for the Company’s non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside management’s control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While our revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations. See Notes 2 and 3 to the Consolidated Financial Statements for additional information on provisions reflected for receivable and inventory realization assessments.

2009 Earnings Guidance – In connection with the Company’s fourth quarter and full year 2008 earnings release, management provided full year 2009 guidance of $1.70-$1.90 per diluted share, assuming current industry trends continue, and excluding the Company’s 50% share of Motorsports Authentics joint venture operating results, non-core businesses, capital expenditures exceeding current plans, the impact of uncertain and unprecedented credit and economic conditions, increases in fuel prices, interest rates, and geopolitical conflicts, poor weather surrounding events and other unforeseen factors.

The more significant racing schedule changes during the last three years include the following:

•	Two NASCAR Sprint Cup, one Nationwide and one Camping World Truck Series racing events were held at NHMS purchased in January 2008;

•	LMS held a new major NHRA racing event in 2008;

•	AMS and TMS each held one IROC racing event in 2006 that was not held in 2008 or 2007 (the IROC Series was cancelled); and

•	Pole position qualifying for certain NASCAR racing events was cancelled due to poor weather (four in 2008 and one in 2007). Comparable events were held in 2006.

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

As discussed above, the Company purchased NHMS in January 2008 using available cash and borrowings under its Credit Facility. The 2008 operating results, as compared to last year, reflect racing events held at NHMS, along with attendant increases in overhead and interest expenses, as further described below. As discussed in Note 15 to the Consolidated Financial Statements, the Company decided to discontinue its oil and gas operations in the fourth quarter 2008. Those operations are presented herein as discontinued operations and all prior periods presented have been reclassified.

Total Revenues for 2008 increased by $49.4 million, or 9%, over such revenues for 2007 due to the factors discussed below.

Admissions for 2008 increased by $8.3 million, or 5%, over such revenue for 2007. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, an inaugural major NHRA racing event at the newly constructed LMS dragway. The overall increase was partially offset by lower overall attendance at several NASCAR-sanctioned racing events held in the current period. Admission revenues for 2008 also reflect LVMS’s decision to pass along savings from repealed taxes on certain admission revenues to its fans by reducing various ticket prices to help foster fan support.

Management believes admissions were negatively impacted by declines in consumer spending due to higher fuel prices and difficult consumer credit and housing markets, and by poor weather surrounding certain NASCAR racing events held during 2008.

Event Related Revenue for 2008 increased by $14.3 million, or 7%, over such revenue for 2007. This increase is due to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, the inaugural major NHRA racing event at the newly constructed LMS dragway. The increase also reflects approximately 6% higher sponsorship and other marketing event related revenues associated primarily with NASCAR-sanctioned racing events at other Company speedways as compared to last year. The overall increase was partially offset by approximately 11% lower food and beverage concession commissions and radio broadcasting, and to a lesser extent, souvenir merchandising revenues associated with NASCAR-sanctioned racing events at other Company speedways as compared to last year.

Management believes concessions, souvenir merchandising and certain other event related revenues were negatively impacted by declines in consumer spending from higher fuel prices and difficult consumer credit and housing markets, and by poor weather surrounding certain NASCAR racing events held during 2008.

NASCAR Broadcasting Revenue for 2008 increased by $25.6 million, or 18%, over such revenue for 2007. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at other Company speedways as compared to last year.

Other Operating Revenue for 2008 increased by $1.1 million, or 3%, over such revenue for 2007. This increase is due primarily to approximately 4% higher non-event motorsports merchandising and Oil-Chem revenues in 2008. The overall increase was partially offset by approximately 9% lower Speedway Club revenues in 2008. Management believes other operating revenues were negatively impacted by declines in consumer spending due to higher fuel prices and difficult consumer credit and housing markets.

Direct Expense of Events for 2008 increased by $13.1 million, or 13%, over such expense for 2007. This increase is due to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser extent, the inaugural major NHRA racing event at the newly constructed LMS dragway. The increase also reflects approximately 18% higher souvenir merchandising operating, advertising, repairs and maintenance costs at other Company speedways as compared to 2007. The increase also reflects current period reporting of certain event revenue based compensation in direct expense of events that was reported as general and administrative expense for 2007. The overall increase was partially offset by lower taxes on certain LVMS admissions revenue as compared to 2007.

NASCAR Purse and Sanction Fees for 2008 increased by $18.2 million, or 18%, over such expense for 2007. This increase is due primarily to hosting NASCAR-sanctioned racing events at newly acquired NHMS and, to a lesser degree, higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at other Company speedways as compared to 2007.

Other Direct Operating Expense for 2008 increased by $481,000 or 1%, over such expense for 2007. This increase is due primarily to approximately 6% higher operating costs associated with non-event motorsports merchandising. The overall increase was partially offset by approximately 6% lower operating costs associated with the Speedway Clubs and Oil-Chem in 2008.

General and Administrative Expense for 2008 increased by $3.1 million, or 4%, over such expense for 2007. This increase is due primarily to operating costs associated with NHMS purchased in January 2008 and, to a lesser degree, higher non-event insurance, utility and charitable contribution costs at other Company speedways as compared to 2007. The overall increase was partially offset by current period reporting of certain event revenue based compensation in direct expense of events that was reported as general and administrative expense for 2007, and to a combination of individually insignificant items.

Depreciation and Amortization Expense for 2008 increased by $3.7 million, or 8%, over such expense for 2007. This increase is due primarily to increased depreciation expense from the purchase of NHMS in January 2008, LMS’s new dragway which opened in September 2008, and additions to property and equipment at other Company speedways and facilities, including LVMS’s infield media center, garage and fan-zone entertainment facilities which opened in 2007.

Interest Expense, Net for 2008 was $35.9 million compared to $21.6 million for 2007. This change is due primarily to increased borrowings under the Credit Facility to fund the NHMS purchase in January 2008. The change also reflects lower investment interest rates earned on lower invested cash balances and lower capitalized interest during 2008. Those changes were partially offset by lower average interest rates on Credit Facility borrowings and lower interest expense associated with a cash flow hedge swap agreement as compared to 2007. See Note 6 to the Consolidated Financial Statements for additional information.

Equity Investee (Earnings) Losses. Equity investee earnings for 2008 of $1.6 million, compared to equity investee losses for 2007 of $57.4 million, represent the Company’s 50% share of joint venture equity investee operating results. As further discussed in Note 2 to the Consolidated Financial Statements, the fiscal 2007 operating results for Motorsports Authentics include impairment charges for inventory, tooling, goodwill and other intangible assets associated with certain driver, team and sponsor changes, renaming of the NASCAR NEXTEL Cup and Busch Series in 2008, NASCAR’s introduction of the “Car of Tomorrow”, and other excess merchandise inventory. The Company’s 50% share of those 2007 pre-tax charges was approximately $47.7 million.

There were no impairment charges required in 2008. The improvement in MA’s fiscal 2008 operating results over last year reflect, among other factors, increased merchandise sales for a popular NASCAR driver and material MA licensor who changed racing teams at the end of 2007, and ongoing MA strategic and operational changes.

Other Expense (Income), Net. Other income, net for 2008 was $1.1 million compared to other expense, net of $5.2 million for 2007. The change is due primarily to impairment losses related to certain LVMS, IR, and Oil-Chem property and equipment reflected in 2007. No similar charges were recorded in 2008. The change also reflects a gain associated with certain SMI property recognized in 2008. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for 2008 was 40.6% and for 2007 was 55.7%. The current period reflects higher state income tax rates associated with NHMS, which were partially offset by the benefit of higher tax-free investment earnings. As further discussed in Note 8 to the Consolidated Financial Statements, the 2007 tax rate reflects a valuation allowance against deferred tax assets associated with equity investee losses because management has determined that ultimate realization is not more likely than not. The effective income tax rate for 2007 would have been 37.3% excluding such valuation allowance.

Loss From Discontinued Operations, Net of Taxes. As further discussed in Note 15 to the Consolidated Financial Statements, in the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. The operating results for all oil and gas activities have been reclassified as discontinued operations using applicable guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. The higher loss in 2008 is due primarily to an impairment charge related to the Company’s consolidated foreign investments in oil and gas operations. The overall increase was partially offset by higher recovery allowances for certain oil and gas transactions, including a disputed guarantee, and to higher operating costs for oil and gas activities in 2007, as further described in Note 15 to the Consolidated Financial Statements.

Net Income for 2008 increased by $41.6 million, or 108%, over such income for 2007. This change is due to the factors discussed above.

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Total Revenues for 2007 decreased by $447,000, or less than 1%, from such revenues for 2006 due to the factors discussed below.

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

Although largely similar to 2006, management believes admission revenues at NASCAR-sanctioned racing events held in 2007 were negatively impacted by declines in consumer spending from high fuel prices, volatile interest rates and difficult consumer credit and housing markets.

Event Related Revenue for 2007 increased by $13.9 million, or 8%, over such revenue for 2006. Approximately 76% of this increase is due to higher sponsorship, display advertising, camping, track rentals, radio broadcasting, luxury suite rentals, and other event related revenues associated with NASCAR-sanctioned racing events as compared to 2006. The increase also reflects event related revenues associated with the opening of LVMS’s new infield media center, garage and fan-zone entertainment facilities in 2007. In addition, souvenir merchandising revenues and commissions from food and beverage sales were higher in 2007, partially reflecting the negative impact of poor weather surrounding certain NASCAR racing events held at AMS, BMS and LVMS in 2006. The overall increase was partially offset by revenues of the JRG driving school which was sold in December 2006, and by the cancellation of TMS’s NASCAR Sprint Cup Series qualifying and IROC racing event in 2007 as discussed earlier.

Although increased over 2006, management believes concessions, souvenir merchandising and certain other event related revenues in 2007 were negatively impacted by declines in consumer spending from high fuel prices, volatile interest rates and difficult consumer credit and housing markets, and record high temperatures during NASCAR-sanctioned racing events held at BMS in August 2007.

NASCAR Broadcasting Revenue for 2007 decreased by $20.2 million, or 12%, from such revenue for 2006. This decrease was expected and is due to lower annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in 2007.

Other Operating Revenue for 2007 increased by $1.3 million, or 3%, over such revenue for 2006. This increase was due primarily to approximately 7% higher Oil-Chem, Legends Car and TSI non-event merchandising revenues in 2007. The overall increase was partially offset by approximately 21% lower SMIP non-event merchandising revenues in 2007.

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

Other Direct Operating Expense for 2007 increased by $1.9 million, or 6%, over such expense for 2006. The increase was due primarily to increased operating costs associated with higher Oil-Chem, TSI and other non-event merchandising revenues in 2007.

General and Administrative Expense for 2007 increased by $2.8 million, or 4%, from such expense for 2006. Approximately 29% of this increase is due to stock compensation expense reflected under SFAS No. 123R “Share-Based Payment” as further discussed in Note 11 to the Consolidated Financial Statements. The remaining increase is due primarily to higher compensation and other operating costs associated with growth and expansion at the Company’s speedways and operations. The overall increase was partially offset by a decrease in non-event insurance costs and a combination of individually insignificant items.

Depreciation and Amortization Expense for 2007 increased by $3.8 million, or 9%, over such expense for 2006. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities, including the opening of LVMS’s new infield media center, garage and fan-zone entertainment facilities in the first quarter 2007.

Interest Expense, Net for 2007 was $21.6 million compared to $21.0 million for 2006. The change reflects higher interest expense associated with a cash flow hedge swap agreement, offset by higher investment interest rates and invested cash balances, in 2007. See Note 6 to the Consolidated Financial Statements for additional information.

Equity Investee Losses for 2007 of $57.4 million, compared to $3.3 million for 2006, represents the Company’s 50% share of joint venture equity investee operating results. As further discussed in Note 2 to the Consolidated Financial Statements, the fiscal 2007 operating results for Motorsports Authentics include impairment charges for inventory, tooling, goodwill and other intangible assets associated with certain driver, team and sponsor changes, renaming of the NASCAR NEXTEL Cup and Busch Series in 2008, NASCAR’s introduction of the “Car of Tomorrow”, and other excess merchandise inventory. The Company’s 50% share of those 2007 pre-tax charges was approximately $47.7 million. MA’s fiscal 2007 results also reflect a loss from the sale of certain discontinued operations and certain nonrecurring adjustments.

Other Expense (Income), Net. Other expense, net was $5.2 million for 2007 compared to $185,000 for 2006. The change reflects impairment losses related to certain LVMS, IR, and Oil-Chem property and equipment, which are partially offset by gains recognized on the sales of certain LMS land and NCS net business assets in 2007. The change also reflects a gain recognized on the sale of one TMS condominium in 2006. No condominiums were sold in 2007. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for 2007 was 55.7% and for 2006 was 36.3%. As further discussed in Note 8 to the Consolidated Financial Statements, the 2007 tax rate reflects a valuation allowance against deferred tax assets associated with equity investee losses because management is unable to determine that ultimate realization is more likely than not. Also, the 2006 tax rate reflects decreased effective state income tax rates resulting from the State of Texas replacing its then current franchise tax with a defined margin tax which is being accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes” in the period of enactment (second quarter 2006). The overall increased tax rate was partially offset by the 2007 benefit of higher tax-free investment earnings compared to the same period last year.

Loss From Discontinued Operations, Net of Taxes. As further discussed in Note 15 to the Consolidated Financial Statements, in the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. The operating results for all oil and gas activities have been reclassified as discontinued operations using applicable guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. The higher loss in 2007 is due to higher recovery allowances for certain oil and gas transactions, including a disputed guarantee, and to lower oil and gas related revenues in 2007, as further described in Note 15 to the Consolidated Financial Statements.

Net Income for 2007 decreased by $72.8 million, or 65%, from such income for 2006. This change is due to the factors discussed above.

SEASONALITY AND QUARTERLY RESULTS

The Company’s business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. For example, NHMS purchased in January 2008, is presently scheduled to hold one NASCAR Sprint Cup racing event in the second and third quarters each year, and operating income will likely continue to be positively impacted in those quarters and negatively impacted in the first and fourth quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business.

The quarterly information below shows excerpted results from the Company’s Quarterly Reports on Form 10-Q filed in the years ended December 31, 2008 and 2007. See “Results of Operations – Racing Events” above for additional comparative information on the Company’s major NASCAR-sanctioned racing events held in 2008 and 2007, and scheduled to be held in 2009. As further described in Note 15 to the Consolidated Financial Statements, in the fourth quarter 2008, the Company decided to discontinue its oil and gas operations and all prior periods presented have been reclassified as discontinued operations. Loss from discontinued operation reflects a fourth quarter 2008 impairment charge associated with oil and gas investments, and a fourth quarter 2007 charge associated with recovery allowances for certain oil and gas transactions. As further described in Note 2 to the Consolidated Financial Statements “Joint Venture Equity Investment”, the third and fourth quarter 2007 operating results for Motorsports Authentics include sizable impairment charges for inventory, tooling, goodwill and other intangible assets. The Company’s 50% share of those pre-tax charges approximated $12.4 million and $35.3 million for the third and fourth quarters 2007, respectively. As further discussed in Note 8 to the Consolidated Financial Statements, the effective income tax rate for 2007 is substantially higher than 2008 due primarily to reflecting a valuation allowance against deferred tax assets associated with equity investee losses because management is unable to determine that ultimate realization is more likely than not.

Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Individual quarterly amounts also may not be additive due to rounding.

	2008 (unaudited)					2007 (unaudited)
	(dollars in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$155,226	$212,791	$112,328	$130,648	$610,993	$152,163	$180,764	$87,616	$141,090	$561,633
Total expenses and other	102,154	134,332	99,632	96,530	432,648	96,861	114,590	96,580	137,126	445,157
Income (loss) from continuing operations	32,201	47,688	7,935	18,079	105,903	34,364	41,180	(12,704)	(11,256)	51,584
Loss from discontinued operation, net of taxes	1,299	670	930	22,964	25,863	2,499	864	914	8,913	13,190
Net income (loss)	$30,902	$47,018	$7,005	$(4,885)	$80,040	$31,865	$40,316	$(13,618)	$(20,169)	$38,394
Basic earnings (loss) per share:
Continuing operations	$0.74	$1.10	$0.18	$0.42	$2.44	$0.79	$0.94	$(0.29)	$(0.26)	$1.18
Discontinued operation	(0.03	(0.02)	(0.02)	(0.53)	(0.60)	(0.06)	(0.02)	(0.02)	(0.20)	(0.30)

Net income	$0.71	$1.08	$0.16	$(0.11)	$1.84	$0.73	$0.92	$(0.31)	$(0.46)	$0.88

Diluted earnings (loss) per share:
Continuing operations	$0.74	$1.10	$0.18	$0.42	$2.44	$0.78	$0.94	$(0.29)	$(0.26)	$1.17
Discontinued operation	(0.03	(0.02)	(0.02)	(0.53)	(0.60)	(0.06)	(0.02)	(0.02)	(0.20)	(0.30)

Net income	$0.71	$1.08	$0.16	$(0.11)	$1.84	$0.72	$0.92	$(0.31)	$(0.46)	$0.87

Major NASCAR-sanctioned events	6	8	3	5	22	6	6	2	5	19

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity in 2008 resulted primarily from:

(1)	net cash provided by operations amounting to $140.9 million;

(2)	Credit Facility borrowings of $300.0 million to fund cash outlays for the NHMS purchase amounting to $330.1 million (net of cash acquired);

(3)	repayments of long-term debt amounting to $48.4 million;

(4)	cash outlays for purchase of KS amounting to $62.3 million (net of cash acquired);

(5)	payment of an annual cash dividend amounting to $14.7 million;

(6)	repurchases of common stock amounting to $9.9 million;

(7)	proceeds from distributions of short-term investments amounting to $7.6 million; and

(8)	cash outlays for capital expenditures, excluding oil and gas activities, amounting to $75.0 million.

Cash flows from operations in 2008 compared to 2007 and 2006 were impacted by (i) large equity investee losses in 2007 as further described in Note 2 to the Consolidated Financial Statements, (ii) impairment charges pertaining to discontinued oil and gas operations in 2008 as further described in Note 15 to the Consolidated Financial Statements and (iii) fluctuations in net deferred race event income due primarily to lower advance sales of tickets and other event related items in 2008 and to changes in billing and payment terms on certain advance ticket sales and other event related items in 2006.

As further discussed in Notes 2, 6, 8 and 9 to the Consolidated Financial Statements, the Company had the following contractual obligations as of December 31, 2008 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations:(1)
Current liabilities, excluding deferred race event income, accrued income taxes and deferred income taxes	$45,100	$45,100	—	—	—
Long-term debt, bank credit facility, senior subordinated notes and other	686,480	1,157	$352,502	$332,821	—
Payable to affiliate	2,594	—	—	—	$2,594
Other liabilities	3,548	—	—	3,548	—
Interest on fixed rate debt obligations	97,453	22,275	44,550	30,628	—
Interest on floating rate Credit Facility debt(2)	19,688	15,750	3,938	—	—
NASCAR purse and sanction fees(3)	100,798	100,798	—	—	—
Operating leases	2,756	1,185	1,227	344	—

Total Contractual Cash Obligations	$958,417	$186,265	$402,217	$367,341	$2,594

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments:
Letters of credit	$875	$875	—	—	—
Contingent guarantee obligations	12,000	1,500	$3,000	$3,000	$4,500

Total Other Commercial Commitments	$12,875	$2,375	$3,000	$3,000	$4,500

(1)	Contractual cash obligations above exclude: (a) income taxes that may be paid in future years (cash paid for income taxes was approximately $75.7 million in 2008); (b) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs; (c) income tax liabilities of approximately $12.1 million as of December 31, 2008 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (d) capital expenditures that may be made although not under contract as of December 31, 2008 (cash paid for capital expenditures was approximately $75.0 million, excluding oil and gas activities, in 2008).

(2)	Interest payments reflected for the Company’s floating rate Credit Facility are estimated based on outstanding borrowings aggregating $350.0 million as of December 31, 2008, and average interest rates of 4.5% in 2008. The Credit Facility is scheduled to mature in March 2010, and no estimated interest payments beyond that date are reflected.

(3)	NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contractual cash obligations include anticipated cash payments of contracted fees as currently negotiated for 2009. Those fees typically exclude an additional 10% or approximately $21.3 million of broadcasting revenues retained by NASCAR as a component of their sanction fees which are also included in the Company’s NASCAR purse and sanction fee expense. Fees for years after 2009 have not yet been negotiated, could increase or decrease, and could change substantially should future race schedules change.

FUTURE LIQUIDITY

At December 31, 2008, the Company’s cash and cash equivalents totaled $52.7 million, short-term investments totaled $5.4 million, outstanding borrowings under the Credit Facility amounted to $350.0 million, and outstanding letters of credit amounted to $875,000. At December 31, 2008, the Company had availability for borrowing up to an additional $149.1 million, including up to an additional $74.1 million in letters of credit, under the Credit Facility. At December 31, 2008, net deferred tax liabilities totaled $279.1 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs. Accelerated income taxes of $28.2 million were paid in 2008 and no such further payments are due as more fully described in Note 8 to the Consolidated Financial Statements.

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

As further described in “General Factors and Current Operating Trends” and Item 1A “Risk Factors” above, various economic and geopolitical factors may continue to dampen consumer and corporate spending resulting in a negative impact on the Company’s motorsports and non-motorsports activities and future revenues, profitability and cash flows.

New Hampshire Motor Speedway Acquisition – See Item 1 “Business, General Overview”, Item 1A “Risk Factors” and Notes 1, 6 and 14 to the Consolidated Financial Statements for information on the Company’s purchase of New Hampshire Motor Speedway in January 2008 for cash of $340.0 million, including information on NHMS facilities, operations and pro forma financial information. The purchase price was funded with available cash and borrowings under the Company’s Credit Facility.

Kentucky Speedway Acquisition – See Item 1 “Business, General Overview”, Item 1A “Risk Factors” and Notes 1 and 2 to the Consolidated Financial Statements for information on the Company’s purchase of substantially all of Kentucky Speedway, LLC assets on December 31, 2008 through the satisfaction of $63.3 million in debt, payment of $7.5 million in 60 equal monthly installments, and a contingent payment of an additional $7.5 million in 60 equal monthly installments commencing upon satisfaction of specified conditions. The purchase price was funded with available cash and borrowings under the Company’s Credit Facility.

As further described above in Item 1A “Risk Factors and below in “Capital Expenditures”, the Company plans to make significant renovations and improvements to KS, among other capital expenditures involving NHMS and other speedway facilities, in 2009 and future years. The planned improvements will likely involve material capital expenditures over several years in amounts that have not yet been determined.

Credit Facility and 2008 Amendments – The Company has a long-term, senior revolving credit facility (the Credit Facility) obtained from a syndicate of banks led by Bank of America, N.A. as agent and lender. The Credit Facility, as amended in January 2008: (i) provides for aggregate borrowings of up to $500.0 million, including separate sub-limits of $10.0 million for borrowings under 15-day swing line loans and $75.0 million for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, increasing up to $150.0 million subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80.0 million; (v) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vi) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the Credit Facility term. Loans under the Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed.

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

In January 2008, the Company amended its Credit Facility to increase the amount available for borrowing under revolving loans from $400.0 million to $500.0 million, and specifically exclude the NHMS purchase from the provision that aggregate cash consideration for the Company’s motorsports industry related transactions in any fiscal year could not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end. In April 2008, the Company amended the Credit Facility to clarify that nonrecurring, non-cash gains or losses related to Motorsports Authentics are specifically excluded from financial covenants that use EBITDA and EBIT. See Note 6 to the Consolidated Financial Statements for additional information.

The Credit Facility is scheduled to mature in March 2010. While we believe we can successfully refinance or replace our current Credit Facility before maturity, as further discussed in Item 1A “Risk Factors” above, our significant indebtedness levels and leverage, along with difficult credit market conditions, could result in higher interest and other borrowing costs and more restrictive financial and other loan covenants under any new credit facility arrangement.

Senior Subordinated Notes – The 6 3/4% Senior Subordinated Notes mature on June 1, 2013 and interest is paid semi-annually on June 1 and December 1. On or after June 1, 2008, the Company may redeem some or all of the Senior Subordinated Notes at any time at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning June 1, 2008 to par after June 1, 2011. In the event of a change of control, the Company must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest. The Indenture governing the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”), among other things, restricts the Company’s ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with affiliates; merge or consolidate; sell equity interests of subsidiaries; and sell, assign, transfer, lease, convey, or dispose of assets. The Senior Subordinated Notes

Indenture permits dividend payments each year of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes Indenture and the Credit Facility agreement contain cross-default provisions. See Note 6 to the Consolidated Financial Statements for additional information.

The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of December 31, 2008.

Stock Repurchase Program – In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to one million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. In December 2008, the Company’s Board of Directors authorized SMI to repurchase up to an additional one million shares of outstanding common stock, for a program aggregate of three million shares, under the same terms and conditions as previous share repurchase authorizations. The stock repurchase program is presently funded using available cash and cash equivalents. The Company repurchased 526,000 and 473,000 shares of common stock for approximately $9.9 million in 2008 and $17.7 million in 2007. The Company could repurchase up to an additional 1,242,000 shares under the authorization as of December 31, 2008.

CAPITAL EXPENDITURES

Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

2009 Projects – At December 31, 2008, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at its speedways. In 2009, LMS and TMS plan to modernize and expand certain camping areas, providing exclusive camping and premium seating for fans, and hospitality areas. Similar to prior years, the Company continues to modernize concessions, camping, restrooms and other fan amenities. The Company also continues to improve and expand on-site roads and available parking, and reconfigure traffic patterns and entrances to ease congestion and improve traffic flow at its speedways. In 2009 and future years, the Company may make other various improvements and renovations at LMS and NHMS, each of which may involve material capital expenditures over several years in amounts that have not yet been determined.

Kentucky state lawmakers are considering a proposal to provide tax incentives to facilitate expansion and improvement of KS facilities within the next few years. Under the proposed legislation, qualifying projects must conduct events that are in the “top” league, series or sanctioned level of their type of event as defined, have not been previously held in Kentucky, provide permanent seating for 65,000 spectators and be broadcast nationally, among other terms and conditions still to be negotiated and finalized. Depending on the amounts and limits of passed tax incentives, the Company is contemplating expanding permanent seating at KS by 50,000, significantly modernizing and expanding concessions, camping, restrooms and other speedway facilities, and reconfiguring and expanding on-site roads, available parking, traffic patterns and entrances. The contemplated expansion and improvements may involve material capital expenditures over several years in amounts that have not yet been determined.

2008 Projects – In 2008, the Company completed various construction projects to increase and improve facilities for fan amenities and for other site improvements at its speedways. LMS completed construction of a modern, lighted dragstrip, which opened in September 2008. Similar to prior years, the Company continued to renovate and modernize certain grandstand seating and expand hospitality areas, and expanded concessions, camping, restrooms and other fan amenities at certain facilities, particularly its newly acquired NHMS. The Company also continued improving and expanding on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at its speedways.

Although management’s spending plans are being finalized, at this time, aggregate payment for capital expenditures in 2009 is estimated to approximate $40.0 to $50.0 million, excluding certain expenditures for KS, if any, pending possible tax incentive legislation as described above. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under the Credit Facility as needed. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

DIVIDENDS

Any decision concerning payment of quarterly or annual common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 6 to the Consolidated Financial Statements, the Credit Facility allows aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million each year, increasable up to $150.0 million, subject to maintaining certain financial covenants. The Senior Subordinated Notes Indenture permits dividend payments each year of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. On October 3, 2008, the Company’s Board of Directors approved an annual cash dividend of $0.34 per share of common stock aggregating approximately $14.7 million payable on October 31, 2008 to shareholders of record as of October 17, 2008. On October 31, 2007, the Company paid an annual cash dividend of $0.335 per share of common stock aggregating approximately $14.6 million to shareholders of record as of October 17, 2007. The annual cash dividends were paid using available cash and cash investments.

On February 10, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock aggregating approximately $3.9 million payable on March 16, 2009 to shareholders of record as of March 2, 2009. This 2009 quarterly cash dividend will be paid using available cash and cash investments. The Company plans to continue paying quarterly cash dividends subject to the limitations and considerations described in the preceding paragraph.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, as of December 31, 2008, the Company had aggregate outstanding letters of credit of $875,000 and contingent guarantee obligations associated with an equity investment that are limited to $12.0 million, decrease annually and expire through 2015 based on specified terms and conditions. At this time, management believes the fair value of this guarantee is presently insignificant.

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

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenues and expenses, including amounts that are susceptible to change. The Company continually reviews its accounting policies and accounting estimates, and the application and effect on its financial statements and disclosures, for conformity with GAAP, including relevance, accuracy, completeness and non-omission of material information. The Company’s critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments and uncertainties affecting the application of those policies. In applying critical accounting policies and making estimates, materially different amounts or results could be reported under different conditions or using different assumptions. The following discussion and analysis should be read in conjunction with “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures about Market Risk”, and the Consolidated Financial Statements, including the associated Notes, appearing elsewhere in this report. As indicated below, certain accounting policies that are described in the Notes to the Consolidated Financial Statements as indicated are not repeated in this section. The Company believes the critical accounting policies, including amounts involving significant estimates, uncertainties and susceptibility to change, include the following:

The following critical accounting policies are further described in the Notes to the Consolidated Financial Statements where indicated below:

•	Revenue and expense recognition for racing events (Note 2)

•	Accounting for NASCAR broadcasting revenue and purse and sanction fees (Note 2)

•	Accounting for discontinued oil and gas operations, including asset impairment (Note 15)

•	Accounting policies for oil and gas activities prior to discontinuing operations (Note 15)

•	Revenue recognition for non-event souvenir merchandise and other revenues (Note 2)

•	Joint venture equity investment (Note 2)

•	Accounting for share-based compensation (Notes 2 and 11)

•	Fair value of financial instruments (Note 2)

•	Accounting for uncertainties in income taxes under FASB Interpretation No. 48 (Note 8)

Recoverability of Property and Equipment and Goodwill and Other Intangible Assets – As of December 31, 2008, the Company has net property and equipment of $1,195.5 million, net other intangible assets of $397.5 million, and goodwill of $185.8 million. As described in Note 2 to the Consolidated Financial Statements, the Company follows Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. When improvement projects produce a higher economic yield and require demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project. NASCAR has announced it would consider potential track realignment of Sprint Cup Series racing events to desirable, potentially more profitable market venues of speedway operators. While relocation of any Sprint Cup event among our speedways we now or may own in the future could result in a net increase in our future operating profitability, long-lived assets of a speedway from where a Sprint Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations. Various business and other factors associated with recoverability and impairment considerations are also described in Item 1A “Risk Factors” above.

As of December 31, 2008, the Company’s market capitalization was below its consolidated shareholder’s equity. Management analyzed the difference for possible impairment as further described in Note 2 to the Financial Statements “Goodwill and Other Intangible Assets”. Based on this analysis, management believes the decline in the Company’s market capitalization below its consolidated shareholder’s equity is temporary, and that goodwill and other intangible assets were not impaired as of December 31, 2008. Evaluation of recoverability is subjective and based on conditions, trends and assumptions existing at the time of evaluation. Management believes no impairment of property and equipment and goodwill and other intangible assets exists at December 31, 2008. However, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of impairment evaluations and the Company’s future financial condition or results of operations.

Recoverability of Equity Investment in Associated Entity – As of December 31, 2008, the Company has an equity investment in associated entity of $77.1 million. The Company follows the impairment provisions of Accounting Principles Board Opinion (APB) No. 18 “The Equity Method of Accounting for Investments in Common Stock” whereby declines in estimated investment fair value below carrying value assessed as other than temporary would be recognized as a charge to earnings to reduce carrying value to estimated fair value. The Company periodically evaluates for possible declines in value, and determines if declines are other than temporary, using assessment methods and factors as described in Note 2 to the Consolidated Financial Statements “Joint Venture Equity Investment”. Various business and other factors associated with recoverability and impairment are also described in Item 1A “Risk Factors”.

The Company’s carrying value for its MA equity investment was significantly reduced as of December 31, 2007 for impairment charges reflected by MA. In 2008, the Company evaluated MA’s carrying value for possible further decline and believes there was no indication of a decline in estimated fair value below MA’s carrying value as of December 31, 2008. However, should the fair value of the Company’s equity investment in MA decline below its carrying value, and such decline was other than temporary, the Company would be required to record an impairment charge to reduce the carrying value to fair value. Different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of impairment evaluations. Resulting impairment charges could have a material adverse effect on the Company’s future financial condition or results of operations. The Company's analysis is subjective and based on assumptions, conditions and trends existing at time of evaluation.

Depreciable and Amortizable Lives for Property and Equipment and Intangible Assets – Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets. The Company has net property and equipment of $1,195.5 million and net amortizable intangible assets of $2.6 million as of December 31, 2008. See Notes 4 and 5 to the Consolidated Financial Statements for additional information on the Company’s property and equipment, other intangible assets and estimated useful lives. As of December 31, 2008, the Company has nonamortizable intangible assets of $394.9 million and goodwill of $185.8 million for race event sanctioning and renewal agreements that are considered to have indefinite useful lives because their renewal and cash flow generation is expected to continue indefinitely. Useful lives are estimated based on outside cost segregation and valuation studies conducted on purchased or constructed speedway property and equipment and purchased intangible assets, historical experience, intended use, condition, available information for comparable assets, and other factors and assumptions existing at the time of evaluation. Management periodically reviews the estimated useful lives used to record depreciation and amortization expense, and believes such estimated useful lives are appropriate and no changes are expected at this time. Management also periodically reviews whether non-amortization of goodwill and other intangible assets remains appropriate, and believes such non-amortization is appropriate and no changes are expected at this time. However, because the Company has a material investment in depreciable property and equipment and intangible assets, changes in depreciable and amortizable lives, should they occur, could have a significant impact on its financial condition or future results of operations.

Realization of Receivables and Inventories – Management assesses realization of accounts and notes receivable and inventories, including any need for allowances for doubtful accounts or inventories. Management considers such factors, among other things, as customer creditworthiness, historical collection and sales experience for receivables, and current inventory levels, current and future market demand, and trends and conditions for inventories. The assessment is subjective and based on conditions, trends and assumptions existing at the time of evaluation, which are subject to changes in market and economic conditions, including changes or deterioration in customer financial condition or merchandising distribution and other factors, that might adversely impact realization. As further described above in Item 1A “Risk Factors” and Note 15 to the Consolidated Financial Statements, oil and gas transactions involve risks and other factors with respect to the realization of receivables that are different from its motorsports operations.

Income Taxes – The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at amounts reported in the financial statements. Income taxes are provided using the liability method whereby deferred income tax estimates, and significant items giving rise to deferred tax assets and liabilities, reflect management’s assessment of future taxes likely to be paid, including timing, probability of realization and other relevant factors. Management’s accounting for income taxes reflects its assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. At December 31, 2008, net current deferred tax assets totaled $5.5 million, and net noncurrent deferred tax liabilities totaled $284.6 million, after reduction for noncurrent deferred tax assets of $30.6 million. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. As of December 31, 2008, valuation allowances of $33.8 million are provided against deferred tax assets, respectively. Management has assessed deferred tax assets, after reduction for valuation allowances, and believes realization is more likely than not. However, changes in tax laws, assumptions or estimates used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our financial condition or future results of operations.

The Company’s effective income tax rate was 40.6% in 2008 compared to 55.7% in 2007. As further described in Note 8 to the Consolidated Financial Statements and below, the change was due primarily to reflecting a valuation allowance of approximately $21.1 million against deferred tax assets, associated with 2007 equity investee losses of Motorsports Authentics because management is unable to determine that ultimate realization is more likely than not. The Company’s effective income tax rates in future years may or may not be impacted by similar or other tax matters, which could result in relative increases or decreases in future income tax expense.

Legal Proceedings and Contingencies – As discussed above in “Legal Proceedings” and Note 10 to the Consolidated Financial Statements, the Company is involved in various legal matters and intends to continue to defend itself in existing legal actions in fiscal 2009. The Company uses a combination of insurance and self-insurance to manage various risks associated with its speedways, other properties and motorsports events, and other business risks. See Item 1A “Risk Factors” for additional information on our liability insurance program and self-insurance retention. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on litigation matters, outside insurance administrators and consultants for insured and self-insured claims, along with historical trends, assumptions and other information available at the time of assessment. The Company accrues a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs incurred in conjunction with loss contingencies are expensed as incurred. Management believes amounts requiring accrual are properly reflected in the accompanying financial statements. Management does not believe the outcome of the lawsuits, incidents or other legal or business risk matters will have a material adverse effect on the Company’s future financial position or results of operations. However, new or changes in pending or threatened legal action or claims against the Company, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and the Company’s future financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on the Company’s financial statements and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – The Company’s financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable, the Credit Facility, and an interest rate swap agreement. See Note 2 to the Consolidated Financial Statements for additional information on the Company’s financial instruments and fair value information. A change in interest rates of one percent on floating rate notes receivable and debt balances outstanding at December 31, 2008, excluding the interest rate swap, would cause an approximate change in annual interest income of $39,000 and annual interest expense of $3.5 million. Interest rate swap values are affected by various market factors, including interest rate changes, which have a corresponding effect on interest expense. As discussed in “Liquidity and Capital Resources” above, the Credit Facility was amended in January 2008 which, among other things, increased the Credit Facility overall borrowing limit from $400.0 million to $500.0 million.

As discussed in Note 6 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction related to variable rate debt obligations. The swap has a principal notional amount of $25.0 million, provides for quarterly settlement and expires corresponding with the debt term. At December 31, 2008 and December 31, 2007, the Company has reflected a derivative liability for this swap of $451,000 and less than $1,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2008 and 2007 (in thousands):

	Carrying Value		Fair Value
	2008	2007	2008	2007	Maturity Dates
Floating rate notes receivable(1)	$3,910	$7,290	$3,910	$7,290	Due on demand
Floating rate revolving credit facility(2)	350,000	98,438	350,000	98,438	March 2010
6 3/4% Senior subordinated notes payable	330,000	330,000	237,600	323,400	June 2013

(1)	Notes receivable bear interest based principally at prime or 1% over prime.

(2)	The weighted average interest rate on borrowings under the Credit Facility was 4.5% in 2008 and 6.2% in 2007.

Equity Price Risk—The Company has marketable equity securities, all classified as “available for sale”, which are included in other noncurrent assets. These investments are subject to price risk, which we attempt to minimize generally through portfolio diversification. The table below presents the aggregate cost and fair market value of marketable equity securities as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Aggregate cost	$134	$134
Fair market value	14	97

Other Market Risk – As described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding standby letters of credit of $875,000 as of December 31, 2008. As described in “Off-Balance Sheet Arrangements” above, the Company also had contingent guarantee obligations of $12.0 million as of December 31, 2008.

As described in Note 2 to the Consolidated Financial Statements, as of December 31, 2008 and 2007, the Company had short-term investments of approximately $4.4 million and $9.2 million in liquid marketable mutual fund securities, and $1.0 million and $3.0 million in auction rate securities held in large, qualified financial institutional investment accounts, respectively. As of December 31, 2008, these investments are classified as “trading” securities and carried at fair value, which was 91% and 100% of par for the marketable securities and the auction rate securities, respectively. A portion of the marketable securities includes investments in the Columbia Strategic Asset Mutual Fund of Bank of America which temporarily suspended redemptions in December 2007. The fund manager has advised the Company that it intends to make orderly fund liquidations with the goal of preserving and distributing as much original investment value as possible to fund investors. Approximately $7.8 million or 76% of the Company’s initial $10.2 million investment has been returned through December 31, 2008, and management believes the Company should substantially recover its remaining investment. The bond market for auction rate securities has experienced difficulties caused by decreased demand, failed auctions, unusual interest rates and other challenges. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Speedway Motorsports, Inc.:

In our opinion, based on our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Speedway Motorsports, Inc. and subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Motorsports Authentics, LLC, an investment accounted for under the equity method, with assets of $77 million and $75 million reflected in Equity Investment in Associated Entity as of December 31, 2008 and 2007 and earnings of $2 million and losses of $57 million reflected in Equity Investee Earnings or Losses for the years ended December 31, 2008 and 2007, respectively. The financial statements of Motorsports Authentics, LLC, were audited by other auditors whose reports thereon have been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Motorsports Authentics, LLC, is based solely on the reports of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinions.

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

We have also audited the adjustments to the 2006 consolidated financial statements to retrospectively apply the change in accounting for the Company's discontinuation of its oil and gas operations, as described in Note 15. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2006 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2006 consolidated financial statements taken as a whole.

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

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Speedway Motorsports, Inc.

Charlotte, North Carolina

We have audited the consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows (before retrospective application of adjustments for discontinued operations) of Speedway Motorsports, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2006 (the 2006 consolidated financial statements before the retrospective application of adjustments for discontinued operations discussed in Note 15 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements, before retrospective application of adjustments for the discontinued operations discussed in Note 15 to the consolidated financial statements, present fairly, in all material respects, the results of the operations and cash flows of the Company for year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the Consolidated Financial Statements, the Company changed its method of accounting for equity-based compensation to conform to Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, as of January 1, 2006.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations discussed in Note 15 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Deloitte & Touche LLP

Charlotte, North Carolina

March 14, 2007

CONSOLIDATED BALANCE SHEETS

December 31:	2008	2007
(In thousands, except share amounts)
Assets
Current Assets:
Cash and cash equivalents	$52,678	$156,273
Short-term investments	5,387	12,189
Accounts and notes receivable, net	42,667	39,394
Prepaid income taxes	17,301	13,329
Inventories	13,552	14,904
Prepaid expenses	3,870	3,623
Deferred income taxes	5,482	—
Current assets of discontinued operation (Note 15)	2,101	2,936

Total Current Assets	143,038	242,648
Notes and Other Receivables:
Affiliates	5,084	8,790
Other	7,424	4,601
Other Assets	22,929	23,217
Property and Equipment, Net	1,195,540	1,051,168
Equity Investment in Associated Entity	77,066	76,678
Other Intangible Assets, Net	397,540	101,539
Goodwill	185,788	54,454
Noncurrent Assets of Discontinued Operation (Note 15)	—	15,225

Total	$2,034,409	$1,578,320

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,157	$20
Accounts payable	19,383	18,243
Deferred race event income, net	105,392	112,099
Accrued interest	2,863	2,130
Accrued expenses and other current liabilities	22,472	22,038
Deferred income taxes	—	22,229
Current liabilities of discontinued operation	382	961

Total Current Liabilities	151,649	177,720
Long-term Debt	685,323	428,440
Payable to Affiliate	2,594	2,594
Deferred Income, Net	9,226	10,245
Deferred Income Taxes	284,624	118,191
Other Liabilities	15,631	13,459

Total Liabilities	1,149,047	750,649

Commitments and Contingencies (Notes 2, 6, 8, 10, 14 and 15)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding –43,128,000 in 2008 and 43,546,000 in 2007	449	448
Additional Paid-in Capital	240,089	237,721
Retained Earnings	700,506	635,214
Accumulated Other Comprehensive Loss	(72)	(23)
Treasury stock at cost, shares – 1,758,000 in 2008 and 1,232,000 in 2007	(55,610)	(45,689)

Total Stockholders’ Equity	885,362	827,671

Total	$2,034,409	$1,578,320

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31:	2008	2007	2006
(In thousands, except per share amounts)
Revenues:
Admissions	$188,036	$179,765	$175,208
Event related revenue	211,630	197,321	183,404
NASCAR broadcasting revenue	168,159	142,517	162,715
Other operating revenue	43,168	42,030	40,753

Total Revenues	610,993	561,633	562,080

Expenses and Other:
Direct expense of events	113,477	100,414	95,990
NASCAR purse and sanction fees	118,766	100,608	105,826
Other direct operating expense	34,965	34,484	32,568
General and administrative	84,029	80,913	78,070
Depreciation and amortization	48,146	44,475	40,707
Interest expense, net (Note 6)	35,914	21,642	21,011
Equity investee (earnings) losses	(1,572)	57,422	3,343
Other (income) expense, net	(1,077)	5,199	185

Total Expenses and Other	432,648	445,157	377,700

Income from Continuing Operations Before Income Taxes	178,345	116,476	184,380
Provision For Income Taxes	(72,442)	(64,892)	(66,930)

Income from Continuing Operations	105,903	51,584	117,450
Loss from Discontinued Operation, Net of Taxes (Note 15)	(25,863)	(13,190)	(6,228)

Net Income	$80,040	$38,394	$111,222

Basic Earnings (Loss) Per Share:
Continuing Operations	$2.44	$1.18	$2.68
Discontinued Operation	(0.60)	(0.30)	(0.14)

Net Income	$1.84	$0.88	$2.54

Weighted Average Shares Outstanding	43,410	43,735	43,801

Diluted Earnings (Loss) Per Share:
Continuing Operations	$2.44	$1.17	$2.67
Discontinued Operation	(0.60)	(0.30)	(0.14)

Net Income	$1.84	$0.87	$2.53

Weighted Average Shares Outstanding	43,423	43,906	44,006

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Years Ended December 31, 2008, 2007 and 2006	Shares	Amount
(In thousands)
Balance, January 1, 2006	43,891	$442	$216,333	$519,022	$683	$(10,332)	$726,148
Net income	—	—	—	111,222	—	—	111,222
Fair market value adjustment to interest rate hedge, net of tax	—	—	—	—	364	—	364
Interest rate swap adjustment, net of tax	—	—	—	—	(1,052)	—	(1,052)
Equity investee foreign currency exchange translation gains	—	—	—	—	1,612	—	1,612
Change in net unrealized gain on marketable equity securities, net of tax	—	—	—	—	24	—	24

Comprehensive income							112,170
Exercise of stock options	356	4	8,887	—	—	—	8,891
Tax benefit from exercise of stock options	—	—	3,942	—	—	—	3,942
Shared-based compensation	36	—	998	—	—	—	998
Cash dividends of $0.33 per share of common stock	—	—	—	(14,386)	—	—	(14,386)
Repurchases of common stock at cost	(476)	—	—	—	—	(17,674)	(17,674)

Balance, December 31, 2006	43,807	446	230,160	615,858	1,631	(28,006)	820,089
Cumulative effect of adopting FIN 48 (Note 8)	—	—	—	(4,413)	—	—	(4,413)
Net income	—	—	—	38,394	—	—	38,394
Elimination of equity investee foreign currency exchange translation gains (Note 2)	—	—	—	—	(1,612)	—	(1,612)
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	(42)	—	(42)

Comprehensive income							36,740
Exercise of stock options	175	2	5,048	—	—	—	5,050
Tax benefit from exercise of stock options	—	—	688	—	—	—	688
Shared-based compensation	37	—	1,825	—	—	—	1,825
Cash dividends of $0.335 per share of common stock	—	—	—	(14,625)	—	—	(14,625)
Repurchases of common stock at cost	(473)	—	—	—	—	(17,683)	(17,683)

Balance, December 31, 2007	43,546	448	237,721	635,214	(23)	(45,689)	827,671
Net income	—	—	—	80,040	—	—	80,040
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	(49)	—	(49)

Comprehensive income							79,991
Exercise of stock options	34	—	740	—	—	—	740
Tax benefit from exercise of stock options	—	—	91	—	—	—	91
Shared-based compensation	74	1	1,537	—	—	—	1,538
Cash dividends of $0.34 per share of common stock	—	—	—	(14,748)	—	—	(14,748)
Repurchases of common stock at cost	(526)	—	—	—	—	(9,921)	(9,921)

Balance, December 31, 2008	43,128	$449	$240,089	$700,506	$(72)	$(55,610)	$885,362

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31:	2008	2007	2006
(In thousands)
Cash flows from operating activities:
Net income	$80,040	$38,394	$111,222
Loss from discontinued operation, net of tax	25,863	13,190	6,228
Cash provided (used) by operating activities of discontinued operation	(4,803)	(8,494)	3,994
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Loss on disposals of property and equipment, short-term investments and net business assets	820	4,821	596
Depreciation and amortization	48,146	44,475	40,707
Amortization of deferred income	(1,536)	(1,546)	(1,524)
Deferred income tax provision	12,936	(10,822)	(18,357)
Equity investee (earnings) losses	(1,572)	57,422	3,343
Share-based compensation	1,538	1,825	998
Changes in operating assets and liabilities, net of business acquisitions:
Accounts and notes receivable	3,999	(601)	(9,562)
Prepaid and accrued income taxes	(3,752)	(7,643)	(11,747)
Inventories	1,346	(434)	(389)
Prepaid expenses	20	(142)	645
Accounts payable	350	2,557	788
Deferred race event income	(23,348)	(552)	12,251
Accrued expenses and other liabilities	(3,782)	2,461	(5,798)
Deferred income	580	754	817
Other assets and liabilities	4,070	2,145	356

Net Cash Provided By Operating Activities	140,915	137,810	134,568

Cash flows from financing activities:
Borrowings under long-term debt	300,000	27	—
Principal payments on long-term debt	(48,446)	(49)	(1,698)
Payments of loan amendment costs	(452)	—	(540)
Dividend payments on common stock	(14,748)	(14,625)	(14,386)
Exercise of common stock options	740	5,050	8,891
Tax benefit from exercise of stock options	91	688	3,942
Repurchases of common stock	(9,921)	(17,683)	(17,674)

Net Cash Provided (Used) By Financing Activities	$227,264	$(26,592)	$(21,465)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

Years Ended December 31:	2008	2007	2006
(In thousands)
Cash flows from investing activities:
Capital expenditures	$(75,004)	$(67,913)	$(104,525)
Business acquisitions, net of cash acquired (Notes 1 and 14)	(392,411)	—	—
Increase in short-term investments	(1,365)	(9,061)	—
Increase in other non-current assets	(1,387)	—	—
Proceeds from:
Sales of property and equipment and net business assets	393	5,851	777
Distributions of short-term investments	7,610	—	—
Increase in notes and other receivables:
Affiliates	—	—	(3,000)
Other	(3,646)	—	(460)
Repayment of notes and other receivables:
Affiliates	—	2,106	1,815
Other	1,258	1,216	1,852
Cash used by investing activities of discontinued operation	(7,222)	(5,155)	(9,439)

Net Cash Used By Investing Activities	(471,774)	(72,956)	(112,980)

Net (Decrease) Increase In Cash and Cash Equivalents	(103,595)	38,262	123
Cash and Cash Equivalents at Beginning of Year	156,273	118,011	117,888

Cash and Cash Equivalents at End of Year	$52,678	$156,273	$118,011

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$38,137	$27,593	$27,604
Cash paid for income taxes	75,653	89,416	94,062
Supplemental Non-cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	4,195	(6,828)	3,902
Business disposition in 2006	—	—	3,250
Net liabilities assumed for Kentucky Speedway acquisition (see Note 14 for information on New Hampshire Motor Speedway acquisition)	8,909	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned and operated subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Kentucky Speedway, LLC d/b/a Kentucky Speedway (KS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), New Hampshire Motor Speedway, Inc. d/b/a New Hampshire Motor Speedway (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), 600 Racing, Inc. (600 Racing), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA LLC a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations, and NCS, which was sold in 2007.

In 2008, the National Association for Stock Car Auto Racing, Inc. (NASCAR) sanctioned NEXTEL Cup Series was renamed the Sprint Cup Series, and the Busch Series was renamed the Nationwide Series. In 2009, the NASCAR sanctioned Craftsman Truck Series is being renamed the Camping World Truck Series. Hereafter, the Sprint, Nationwide and Camping World Truck naming conventions are used throughout this document.

Oil and Gas Activities Are Being Discontinued (Note 15) – In the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries, particularly Russia. Those operations are presented herein as discontinued operations and all prior periods presented have been reclassified. All note disclosures pertain to continuing operations unless otherwise indicated.

New Hampshire Motor Speedway Acquisition (Note 14) – On January 11, 2008, the Company purchased 100% of the outstanding stock of New Hampshire Speedway, Inc., d/b/a New Hampshire International Speedway, for $340,000,000 in cash. The New Hampshire International Speedway was renamed New Hampshire Motor Speedway. See Note 2 for further description of NHMS facilities and operations, and Note 14 for purchase accounting, pro forma financial and other acquisition related information. The purchase also included 50% ownership interest in the outstanding stock of NWS. The Company has owned the remaining 50% interest for several years. NWS has no operations and its assets consist primarily of real estate which has no significant fair value. The purchase of NHMS expands the Company’s motorsports business into one of the largest media markets in North America. Management believes its facilities and racing events provide the Company with opportunities for increasing revenues and profitability, cost-saving synergies and other financial benefits. The purchase price was funded with available cash and $300,000,000 in borrowings under the Company’s Credit Facility (see Note 6).

Kentucky Speedway Acquisition – On December 31, 2008, the Company purchased substantially all of Kentucky Speedway, LLC assets through the satisfaction of $63,300,000 in debt, payment of $7,500,000 in 60 monthly installments of $125,000 beginning 30 days after closing, and a contingent payment of an additional $7,500,000 in 60 monthly installments of $125,000 beginning on the first day of the month following satisfaction of specified conditions. See Note 2 for further description of KS facilities and operations. The purchase of KS expands the Company’s motorsports business into a desirable market, and management believes these facilities provide opportunities for increasing revenues and profitability, cost-saving synergies and other financial benefits. The purchase price was funded with available cash and borrowings under the Credit Facility.

The acquisition is being accounted for using the purchase method and the results of operations after acquisition will be included in the Company’s future consolidated statements of income. The acquisition was not significant and presentation of pro forma financial information was not required. The purchase price and direct acquisition costs were allocated to net assets acquired at their preliminary estimated fair market values at acquisition date. The Company is presently finalizing the recorded preliminary allocation, including valuation of intangible assets, if any, acquired. The major categories within this allocation consist of $70,546,000 for property and equipment, $6,466,000 for long-term obligations (See Note 6), $1,834,000 for net deferred race event income and $98,000 for net current other assets. Based on current information, management does not believe the final purchase price allocation will materially differ from that used in the accompanying December 31, 2008 consolidated balance sheet. The contingent payment obligation will be recorded if and when paid upon satisfaction of those conditions as required under Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” by increasing property and equipment or intangible assets depending on final valuation analysis.

Prior Year Business Disposition – In October 2007, the Company sold the majority of real and personal property and all operations of North Carolina Speedway, a 1.0-mile oval speedway located in Rockingham, North Carolina. The assets and operations of NCS, consisting principally of track rentals, were not significant. No NASCAR-sanctioned or other racing events were held at NCS in 2006 or 2007. The associated sales price less costs to sell resulted in an insignificant realized gain which is reflected in other expense, net for 2007.

Description of Business – The Company is a promoter, marketer and sponsor of motorsports activities in the United States. As of December 31, 2008, as further described below, the Company principally owns and operates the following motorsports facilities: Atlanta Motor Speedway, Bristol Motor Speedway, Infineon Raceway, Kentucky Speedway, Las Vegas Motor Speedway, Lowe’s Motor Speedway, New Hampshire Motor Speedway and Texas Motor Speedway. The Company provides souvenir merchandising services, and food, beverage and hospitality catering services through its SMI Properties subsidiaries and Motorsports Authentics joint venture; provides syndicated radio programming, production and distribution through its Performance Racing Network subsidiary; develops electronic media promotional programming and distributes wholesale and retail racing and other sports related souvenir merchandise and apparel through its TSI subsidiary; and manufactures and distributes smaller-scale, modified racing cars and parts through its 600 Racing subsidiary. The Company produces and sells an environmentally-friendly micro-lubricant® through Oil-Chem.

AMS owns and operates a 1.54-mile lighted, banked, asphalt quad-oval superspeedway, and a 2.47-mile road course. AMS currently hosts two NASCAR Sprint Cup Series events annually, one NASCAR Nationwide Series race and one NASCAR Camping World Truck Series race, each preceding a Sprint Cup event. AMS also hosts motorsports related events such as auto, truck and motorcycle shows, as well as rents the racetrack throughout the year for driving schools, automobile testing and other activities. AMS has constructed 46 condominiums overlooking its speedway and is currently marketing two remaining unsold condominiums.

BMS owns and operates a one-half mile lighted, high-banked concrete oval speedway, and a one-quarter mile modern, lighted dragway. BMS currently hosts two Sprint Cup Series events annually, two Nationwide Series races and one Camping World Truck Series race, each preceding a Sprint Cup event. BMS also currently hosts an annual National Hot Rod Association (NHRA) sanctioned Nationals and other bracket racing events, as well as various auto shows.

IR owns and operates a modern 2.52-mile, twelve-turn asphalt road course, a one-quarter mile modern, lighted dragway, and a modern expansive industrial park. IR currently hosts one Sprint Cup Series racing event annually. IR also hosts one IndyCar Series (IRL) racing event, and annually hosts a NASCAR-sanctioned Camping World Grand National West Series, a NHRA-sanctioned Nationals, as well as American Motorcycle Association (AMA) Series, and Sports Car Club of America (SCCA) racing events. Also, the racetrack is rented throughout the year by various organizations, including the SCCA, major automobile manufacturers, and other car clubs. In 2006, IR sold its onsite Jim Russell Group (JRG) driving school on financial terms that were not significant for presentation. IR facilities are now rented to JRG for driving school and karting use.

KS owns and operates a 1.5-mile lighted, tri-oval asphalt superspeedway located in Sparta, Kentucky, and presently annually hosts one Nationwide Series, one Camping World Truck Series, and one IndyCar Series racing events. The racetrack is also rented for various motorsports related activities and conducts other racing events during the year.

LVMS owns and operates a 1.5-mile lighted, asphalt quad-oval superspeedway, a one-quarter mile modern, lighted dragway, a 1/2-mile, modern, lighted dirt track, and several other on-site race tracks. LVMS currently hosts one Sprint Cup Series, one Nationwide Series, and one Camping World Truck Series racing event. LVMS currently hosts two annual NHRA-sanctioned Nationals racing events, as well as other NHRA and bracket drag racing events. LVMS also annually promotes a World of Outlaws (WOO) race, drag racing and various other motorsports events at its on-site paved and dirt tracks. The racetrack is also rented throughout the year for motorsports related activities such as driving schools and automobile testing.

LMS owns and operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, a 2.25-mile road course, and several other on-site race tracks. LMS currently hosts three Sprint Cup Series events annually, two Nationwide Series and one Camping World Truck Series race, each preceding a Sprint Cup event. LMS constructed a one-quarter mile modern, lighted dragway where it hosts annual NHRA-sanctioned Nationals and other drag racing events. LMS hosts WOO racing events, rents its racetrack facilities for motorsports related activities such as driving schools, automobile testing and car clubs, and conducts various other motorsports events throughout the year. LMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Speedway Club, which generates rental, membership, catering and dining revenues.

NHMS owns and operates a multi-use complex located in Loudon, New Hampshire, featuring a 1.058-mile oval superspeedway and a 1.6-mile road course. NHMS currently hosts two Sprint Cup Series races annually, and one Nationwide Series and one Camping World Truck Series race, each preceding a Sprint Cup event. NHMS also annually hosts two NASCAR-sanctioned Camping World Grand National West Series, SCCA and other racing events and is rented throughout the year for motorsports activities such as driving schools and car clubs.

TMS operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, and a 2.48-mile road course. TMS currently hosts two Sprint Cup events annually, each preceded by a Nationwide Series race. TMS also promotes two Camping World Truck Series racing events, as well as one IRL Series, SCCA and other racing events. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. TMS has constructed 76 condominiums overlooking the speedway, 71 of which have been sold or contracted for sale as of December 31, 2008. TMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Texas Motor Speedway Club, which generates rental, membership, catering and dining revenues.

SMI Properties provides event souvenir merchandising services, and receives commissions for food, beverage and hospitality catering services provided by the Levy Group to the Company’s speedways and other third party sports-oriented venues (see “Long-Term Management Contract” below). SMI Properties also provides screenprinting and embroidery services, is a distributor of wholesale and retail racing and other sports related souvenir merchandise and apparel.

Oil-Chem produces an environmentally-friendly, micro-lubricant® that is promoted and distributed by mass-marketing retailers, auto parts stores and other wholesale and retail customers.

PRN is the Company’s proprietary radio Performance Racing Network. PRN is syndicated nationwide, broadcasts most of the Company’s NASCAR Sprint Cup and Nationwide Series racing events, as well as many other events, and produces daily and weekly racing-oriented programs throughout the NASCAR season.

SMIL, a wholly-owned subsidiary of Oil-Chem, prior to discontinuing operations, engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products, in certain foreign countries.

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

Long-Term Management Contract – Levy Premium Foodservice Limited Partnership, wholly-owned by Compass Group USA, Inc., (the Levy Group) has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s speedways and other outside venues under a long-term food and beverage management agreement. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The management contract, which commenced in 2002, is initially for a ten-year period with a renewal option for an additional ten years.

Racing Events – As further described in Note 2, the Company derives a substantial portion of its total revenues from admissions, event related and NASCAR broadcasting revenue. In 2008, the Company held 22 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and nine Nationwide Series racing events. The Company also held eight NASCAR Camping World Truck Series racing events, two IndyCar Series (IRL) racing events, five major National Hot Rod Association (NHRA) racing events, and two World of Outlaws (WOO) racing events. The 22 major NASCAR sanctioned races include two Sprint Cup and one Nationwide Series races at NHMS purchased in January 2008. In 2007, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 Sprint Cup and eight Nationwide Series racing events, seven NASCAR Camping World Truck Series racing events, two IRL racing events, four major NHRA racing events, and two WOO racing events. In 2006, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 Sprint Cup and eight Nationwide Series racing events, seven NASCAR Camping World Truck Series racing events, two IRL racing events, two International Race of Champions (IROC) racing events, four major NHRA racing events, and three WOO racing events.

The more significant racing schedule changes during the last three years include the following:

•	Two NASCAR Sprint Cup, one Nationwide and one Camping World Truck Series racing events were held at NHMS purchased in January 2008;

•	LMS held a new major NHRA racing event in 2008;

•	AMS and TMS each held one IROC racing event in 2006 that was not held in 2008 or 2007 (the IROC Series was cancelled); and

•	Pole position qualifying for certain NASCAR racing events was cancelled due to poor weather (four in 2008 and one in 2007). Comparable events were held in 2006.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue and Expense Recognition – The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, driving school revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the

Company’s speedways. “Other operating revenue” includes TSI and certain SMI Properties merchandising revenues, oil and gas transactions reported individually as gross revenue or on a net profit or loss basis, oil and gas exploration and production revenues, Legends Car and parts sales, The Speedway Club at LMS and The Texas Motor Speedway Club (together the “Speedway Clubs”) revenues, Oil-Chem revenues, and industrial park and office tower rentals. “Earnings or losses on equity investees” include the Company’s share of joint venture equity investee profits or losses.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services. “NASCAR purse and sanction fees” includes payments to NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of TSI and certain SMI Properties merchandising, gross bulk petroleum, non-capitalized oil and gas exploration and production activities, Legends Cars, Speedway Clubs, Oil-Chem, and industrial park and office tower rental revenues.

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

NASCAR Broadcasting Revenues and Purse and Sanction Fees – NASCAR contracts directly with certain television networks on broadcasting rights for all NASCAR sanctioned Sprint Cup, Nationwide and Camping World Truck Series racing events. The Company receives television broadcasting revenues under annual contractual sanction agreements for each NASCAR sanctioned race. The Company negotiates its sanction fees for individual races with NASCAR on an annual basis. Under these sanction agreements, NASCAR typically retains 10% of gross broadcasting revenues as a component of their sanction fees. The Company reflects both sanction fee components in NASCAR purse and sanction fee expense. The Company typically pays to NASCAR 25% of gross broadcasting revenues for purses awarded to race participants for each race, which is also reflected in NASCAR purse and sanction fee expense. Also, the Company pays to NASCAR additional negotiated sanction and purse fees for each race.

Naming Rights and Other Marketing Agreements –The Company presently has two ten-year naming rights agreements that renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway. Combined gross fees aggregating approximately $69,000,000 are receivable over initial ten-year agreement terms that commenced in 2002 for IR and 1999 for LMS. The LMS agreement was extended an additional year through 2009. Also, the Company has various marketing agreements for sponsorships, onsite advertising, hospitality and other promotion related activities. These agreements can pertain to one or multiple events, speedways or years. The Company receives payments based on contracted terms. The Company recognizes contracted fee revenues, and associated expenses, as events or activities are conducted each year in accordance with the respective agreement terms.

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

Joint Venture Equity Investment – The equity method is used to account for investments in joint ventures and other associated entities where the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%. As discussed in Note 1, equity investment in associated entity consists of the Company’s 50% owned joint venture Motorsports Authentics. MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results, and the Company records its 50% share of MA’s net income or loss based on their most recent annual audited financial statements. The Company’s share of MA’s operating results for each fiscal year December 1 through November 30 are included in “equity investee earnings or losses” for the Company’s fiscal year ended December 31. MA reports sales and other taxes collected from customers on a gross basis. All significant unrealized intercompany profits or losses pertain to unsold merchandise and have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since formation of MA. The Company’s share of undistributed equity deficit from equity investee earnings and losses included in the Company’s retained earnings was approximately $58,155,000 at December 31, 2008 and $59,727,000 at December 31, 2007. There were no significant differences in investor cost and underlying equity in the net assets of MA at acquisition. See “Fair Value of Financial Instruments” below for additional information on a contingent guarantee obligation associated with MA.

Period Information and Charges. The following table presents summarized financial information for MA as of November 30, 2008 and 2007 and for the three years ended November 30, 2008 (coinciding with MA fiscal years) (in thousands):

	2008	2007	2006
Current assets	$50,487	$46,078	—
Noncurrent assets	144,143	148,113	—
Current liabilities	29,903	27,669	—
Noncurrent liabilities	11,506	16,500	—

Net sales	211,161	210,101	$226,687
Gross profit	66,290	42,353	72,567
Impairment of goodwill and other long-lived assets	—	69,499	—
Income (loss) from continuing operations	3,199	(111,961)	(11,860)
Net income (loss)	3,199	(112,474)	(7,878)

The fiscal 2008 improvement in MA’s operating results over last year reflect, among other factors, increased merchandise sales of Dale Earnhardt, Jr., a popular NASCAR driver and material MA licensor, who changed racing teams at the end of 2007, and ongoing strategic and operational changes. Also, MA’s fiscal 2008 results reflect reversal of a previously recorded accrual of approximately $1.9 million upon settlement of certain litigation.

The fiscal 2007 operating results of MA include sizable impairment charges for inventory, tooling, goodwill and other intangible assets. These charges were due primarily to several NASCAR driver, team and sponsor changes, including Dale Earnhardt, Jr., renaming of the NASCAR NEXTEL Cup and Busch Series in 2008, NASCAR’s introduction of a new car design (the “Car of Tomorrow”), car manufacturer changes, other excess merchandise inventory and tooling no longer used for a secondary product line. The Company’s 50% share of these MA charges approximated $12.9 million for reduction of inventory and tooling to estimated net recoverable value and $34.8 million for reduction of MA’s business net assets to estimated fair value. MA management recorded the goodwill and other intangible impairment charge based on SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. MA’s fiscal 2007 results also reflect a loss from the sale of certain discontinued operations and certain nonrecurring adjustments.

The Company continues to believe the sale of licensed and unlicensed motorsports merchandise, particularly NASCAR merchandise, represents a significant opportunity to increase long-term profitability. Since mid-2007, MA management has made changes in the structure of its business and implemented business process improvements and cost reduction initiatives that resulted in reduced cost of sales and operating costs. MA management believes additional opportunities exist for continued cost reductions, increased revenues, and continues to review business processes for ongoing improvement opportunities.

The Company follows the impairment provisions of Accounting Principles Board Opinion (APB) No. 18 “The Equity Method of Accounting for Investments in Common Stock” whereby declines in estimated investment fair value below carrying value assessed as other than temporary would be recognized as a charge to earnings to reduce carrying value to estimated fair value. The Company periodically evaluates for possible declines in value and determines if declines are other than temporary based on, among other factors, the sufficiency and outcome of equity investee performed impairment assessments (which includes third party appraisals and other analyses), the amount and length of time that fair value may have been below carrying value, near-term and longer-term operating and financial prospects of equity investees, and the Company's intent and ability to hold the equity investment for a period of time sufficient to allow for any anticipated recovery. As described above, the Company’s carrying value for its MA equity investment was significantly reduced as of December 31, 2007 for impairment charges reflected by MA. As of December 31, 2008, the Company evaluated MA’s carrying value for possible further decline using the previously described methods, which represents the best available estimate of fair value. The Company believes there was no indication of a decline in estimated fair value below MA’s carrying value as of December 31, 2008. Management believes MA’s present operational and cash flow outlook further supports its conclusion. However, should the fair value of the Company’s equity investment in MA decline below its carrying value, and such decline was other than temporary, the Company would be required to record an impairment charge to reduce the carrying value to fair value, which could have a material adverse impact on its future financial condition or results of operations. The Company's analysis is subjective and based on assumptions, conditions and trends existing at time of evaluation.

MA continues to have a material amount of inventory, goodwill and other intangible assets. A significant portion of MA’s 2008 revenues and gross profits relate to sales of Dale Earnhardt, Jr licensed merchandise, which may or may not continue at those levels. Future profits or losses could be affected by or depend on future demand, trends, economic conditions, including prolonged recessionary conditions, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, the magnitude and timing of its licensed driver and team changes, particularly NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow”, competition for MA products, and the success of MA management in achieving sustained profitability. The management of MA periodically assesses the realization of inventories, including the sufficiency of lower of cost or market provisions based on, among other factors, current inventory levels, assumptions about current and future demand, market conditions and trends that might adversely impact exposure to excess product levels and realization.

The Company could increase its investment in MA, including additional equity contributions or loans. MA’s ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. The Company’s current and future carrying value of this equity investment could become impaired for changes in profitability, operating cash flows, market and economic conditions, including prolonged recessionary conditions, and other factors that could adversely impact recovery. Should future MA inventory or long-lived assets become impaired resulting in a material impairment charge, the Company would be required to record its 50% share which could have a material adverse impact on the Company’s future financial condition or results of operations.

Accumulated Other Comprehensive Income – In 2007, MA sold certain foreign operations. Prior to disposition, the Company’s 50% share of MA’s accumulated other comprehensive income, consisting of foreign currency exchange translation gains for those operations, were included in “other comprehensive income” with a corresponding increase to equity investment in associated entity. Those accumulated translation gains were eliminated in accounting for the disposition.

Revenue Composition (Note 13) – The Company’s revenues for the three years ended December 31, 2008 are comprised of the following (in thousands):

	2008	2007	2006
Admissions	$188,036	$179,765	$175,208
NASCAR broadcasting	168,159	142,517	162,715
Sponsorships	81,317	63,165	59,202
Other event related	112,629	115,485	106,855
Motorsports event and non-event, and non-motorsports, related merchandise	51,624	52,757	48,837
Other	9,228	7,944	9,263

Total revenue	$610,993	$561,633	$562,080

Revenues described as “other event related” consist principally of commissioned food, beverage and souvenir sales, luxury suite rentals, and promotional and hospitality revenues during racing and non-racing events, track rentals, driving school revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “Motorsports event related merchandise revenue” consists principally of SMI Properties and SMI Trackside revenues from sales of owned souvenir merchandise during racing and non-racing events and in speedway gift shops. “Non-event motorsports related merchandise revenue” consists principally of revenues from TSI and certain SMI Properties sales of racing and other sports related souvenir merchandise and from Legends Car operations. “Non-motorsports merchandise revenue” consists principally of Oil-Chem product sales. “Other revenue” consists principally of revenues from the Speedway Clubs, industrial park and office tower rentals, and 600 Racing as the sanctioning body for Legends Car Circuit races.

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

Short-term Investments consist principally of liquid marketable mutual fund securities and auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, and realized and unrealized gains or losses are included in the Company’s consolidated statements of income. As of December 31, 2008 and 2007, the Company has marketable securities investments of approximately $2,021,000 and $9,189,000 in the Columbia Strategic Asset Mutual Fund of Bank of America which temporarily suspended redemptions in December 2007. The Company had initially invested approximately $10,200,000, of which approximately $7,796,000 and $8,073,000, or 76% and 79%, has been returned through December 31, 2008 and March 2, 2009, respectively. The fund manager has advised the Company that it intends to make orderly fund liquidations with the goal of preserving and distributing as much original investment value as possible to fund investors. As of December 31, 2008 and 2007, the investment was recorded at its estimated fair market value of 82.7% and 98.7% of par. The bond market for auction rate securities has experienced difficulties caused by decreased demand, failed auctions, unusual interest rates and other challenges. As of December 31, 2008 and 2007, the Company has approximately $1,000,000 and $3,000,000 invested in auction rate securities which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

Accounts and Notes Receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2008	2007	2006
Balance, beginning of year	$1,754	$1,706	$2,190
Bad debt expense	648	407	43
Actual write-offs, net of specific accounts recovered	(522)	(359)	(527)

Balance, end of year	$1,880	$1,754	$1,706

Other Noncurrent Assets as of December 31, 2008 and 2007 consist of (in thousands):

	2008	2007
Deferred financing costs, net	$5,058	$6,460
Land held for development	12,265	12,265
Marketable equity securities	14	97
Other	5,592	4,395

Total	$22,929	$23,217

Noncurrent assets are generally reported at cost except for marketable equity securities which are reported at fair value. Management evaluates these assets for recovery when events or circumstances indicate possible impairment may have occurred. As of December 31, 2008, there have been no events or circumstances which might indicate possible recoverability concerns or impairment.

Deferred Financing Costs are amortized over the associated debt terms of five to ten years (or remaining terms for loan amendment costs), and are reported net of accumulated amortization of $8,532,000 and $6,678,000 at December 31, 2008 and 2007.

Land Held For Development represents property adjacent to a regional outlet mall in the Charlotte metropolitan area which management plans to develop and market or possibly sell in suitable market conditions.

Marketable Equity Securities are classified as “available for sale” as they are not bought and held principally for the purpose of near-term sale, and are reported at fair value, with temporary unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of stockholders’ equity. Valuation allowances are reflected as a charge to stockholders’ equity to increase or decrease the carrying amount of these long-term marketable equity securities to market value. Management intends to hold these securities through at least fiscal 2009, and has assessed any declines in fair value as temporary as of December 31, 2008. Cumulative unrealized gains or losses at each period end, sales of marketable equity securities in 2006 through 2008, and any continuous losses for less than or more than 12 months were not significant.

Property and Equipment (Note 4) are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements pertain primarily to industrial park, office and warehouse facilities, and are amortized using the straight-line method over the lesser of associated lease terms or estimated useful lives. Expenditures for repairs and maintenance are charged to expense when incurred, unless useful asset lives are extended or assets improved. Construction in progress includes all direct costs and capitalized interest on fixed assets under construction. When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. When improvement projects produce a higher economic yield and require demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project. Also, assets are classified as held for sale when management determines that sale is probable within one year. See Note 15 for information on capitalized oil and gas exploration and production costs, and amortization methods, prior to associated operations being discontinued. Management believes no impairment of long-lived assets used in continuing operations exists at December 31, 2008.

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

As of December 31, 2008, the Company’s market capitalization was below its consolidated shareholder’s equity. Management analyzed the difference based on: (i) estimated fair values of tangible and intangible assets using recent third party appraisals and expected future discounted operating cash flows for comparable transactions, including the Company’s 2008 NHMS and KS acquisitions; and (ii) an updated fourth quarter 2008 assessment of goodwill and intangible assets for possible impairment for each separate reporting unit using the methodology described above. Management considered that estimated market value for comparable NASCAR race event sanction and renewal agreements based on recent and historical sales transactions (the Company presently has agreements to annually conduct 13 NASCAR Sprint Cup and 10 NASCAR Nationwide Series races), combined with the estimated fair value for all other Company net assets, significantly exceeds its current market capitalization. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to the Company’s common stock from historical and forward-looking perspectives. Such information was also compared to available market information for certain motorsports industry peers.

Management believes the Company’s methods used to determine fair value and evaluate possible impairment are appropriate, relevant, and represent methods customarily available and most used for such purposes. Weighting of evaluation results was not required as none of the methods, individual or collectively, indicated possible impairment. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in the Company’s core motorsports business. Based on this analysis, both individually and collectively, management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is temporary, and no impairment of goodwill or other intangible assets has occurred as of December 31, 2008. Management believes the Company’s present operational and cash flow outlook further supports its conclusion. The evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. However, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future financial condition or results of operations.

Deferred Income, Net (noncurrent) as of December 31, 2008 and 2007 consists of (in thousands):

	2008	2007
TMS Preferred Seat License fees, net	$6,738	$7,186
Deferred Speedway Club membership income	2,211	2,719
Other	277	340

Total	$9,226	$10,245

TMS Preferred Seat License Fees, Net – TMS offers Preferred Seat License (PSL) agreements whereby licensees are entitled to purchase annual TMS season-ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season ticket packages when and as offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket and are transferable once each year subject to certain terms and conditions. Also, licensees are not entitled to refunds for postponement or cancellation of events due to weather or certain other conditions. Net PSL fees are deferred when received and amortized into income over the estimated useful life of TMS’s facility or recognized upon license agreement termination.

Deferred Speedway Club Membership Income – The LMS and TMS Speedway Clubs sell extended memberships that entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments. Net membership revenues are deferred when billed and amortized into income over an estimated average membership term of ten years.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs, including direct-response advertising once primary media promotion has commenced, are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $15,914,000 in 2008, $13,753,000 in 2007 and $13,204,000 in 2006. There were no direct-response advertising costs deferred at December 31, 2008 or 2007.

Operating Leases – The Company has various operating leases principally for office and warehouse space and for equipment used in conducting racing events and other operations. These operating leases typically have initial terms of less than one year or are cancelable with minimal notice. Rent expense for operating leases amounted to $6,355,000 in 2008, $5,326,000 in 2007 and $4,710,000 in 2006. Various office and warehouse facilities are leased from an affiliate (see Note 9) that are cancelable with minimal notice; however, such lease arrangements will likely be renewed annually through specific contract periods. Assuming renewal through contracted periods, future annual minimum lease payments are as follows: $1,185,000 in 2009, $749,000 in 2010, $478,000 in 2011, $344,000 in 2012, none in 2013, and $2,756,000 in total.

The Company leases various office, warehouse and industrial park space under operating leases to various entities largely involved in motorsports. These operating leases typically have initial terms of one year or more and are noncancelable. Lease revenue for operating leases amounted to $4,089,000 in 2008, $3,573,000 in 2007 and $3,196,000 in 2006. Future annual minimum lease payments are as follows: $4,279,000 in 2009, $2,986,000 in 2010, $2,262,000 in 2011, $1,543,000 in 2012, $657,000 in 2013, and $11,727,000 in total.

Loss Contingencies and Financial Guarantees – The Company accrues a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs associated with loss contingencies are expensed as incurred. The Company accounts for financial guarantees using FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of Financial Accounting Standards Board (FASB) Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. FIN 45 requires, among other things, that guarantors recognize a liability for the fair value of obligations undertaken by issuing a guarantee.

Other (Income) Expense, Net for 2006 through 2008 consists of (in thousands):

	2008	2007	2006
Gain associated with land sales	$(1,000)	$(407)	—
Net loss on abandonment and disposals of property and equipment and net business assets	263	5,228	$596
Other	(340)	378	(411)

	$(1,077)	$5,199	$185

Abandonment and disposals of property and equipment and net business assets include: (i) impairment of certain LVMS, IR and Oil-Chem assets and sale of NCS net business assets in 2007 (see Note 1), (ii) sale of Jim Russell Group, Inc. net assets in 2006, and (iii) disposition of other individually insignificant property and equipment in 2006 through 2008.

Income Taxes (Note 8) – The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities. Income taxes are provided using the liability method whereby estimated deferred income taxes, and significant items giving rise to deferred tax assets and liabilities, reflect management’s assessment of future taxes likely to be paid, including timing, probability of realization and other relevant factors. The Company’s accounting for income taxes reflects management’s assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. The Company follows FIN No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”.

Share-Based Compensation (Note 11) – The Company implemented SFAS No. 123R “Share-Based Payment” as of January 1, 2006 which generally requires recognizing compensation cost for the grant-date fair value of stock options and other equity-based compensation over the requisite service period, and applies to all awards granted, modified, vesting, repurchased or cancelled after the required effective date of January 1, 2006. The Company elected the modified prospective method of transitioning to SFAS No. 123R and recognizes compensation expense related to stock option and other share-based compensation grants, including immediate recognition for grantees who are retirement-eligible rather than ratably over the vesting period regardless of retirement-eligibility.

Fair Value of Financial Instruments – As further described below in “Recently Issued Accounting Standards”, the Company adopted SFAS No. 157 “Fair Value Measurements” in 2008. SFAS No. 157 requires that financial assets and financial liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, short-term investments, accounts and notes receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Short-term investments, marketable debt and equity securities, and interest rate swaps are carried at fair value based on binding and non-binding broker quoted market prices. Notes and other receivables and bank revolving credit facility borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior subordinated notes payable are publicly traded and estimated fair value is based on single broker quote market quotes. Other long-term debt is non-interest bearing and discounted based on estimated current cost of borrowings and, therefore, carrying values approximate market value. Quoted market prices are not available for determining market value of the Company’s equity investment in associated entity or consolidated foreign oil and gas investments. For equity investments, the Company estimates fair value using various methods including estimated discounted cash flows and comparable revenue and other market multiples.

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of December 31, 2008 and 2007 (in thousands):

			2008		2007
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$52,678	$52,678	$156,273	$156,273
Short-term investments	2	R	5,387	5,387	12,189	12,189
Marketable equity securities	1	R	14	14	97	97
Floating rate notes receivable	2	R	3,910	3,910	7,290	7,290

Liabilities (Note 6)
Floating rate revolving Credit Facility	2	R	350,000	350,000	98,438	98,438
6 3/4% Senior subordinated notes payable	1	NR	330,000	237,600	330,000	323,400
Other long-term debt	2	NR	6,480	6,480	22	22
Cash flow interest swap on revolving Credit Facility	2	R	451	451	Less than $1	Less than $1

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

As of December 31, 2008 and 2007, the Company had contingent guarantee obligations associated with an equity investment that are limited to $12,000,000 and $12,500,000, decrease annually and expire through 2015 based on specified terms and conditions. At this time, management believes the fair value of this guarantee is presently insignificant.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts and notes receivable, marketable equity securities and interest rate swaps. The Company places its cash and cash equivalents, short-term investments and interest rate swaps with major high-credit qualified financial institutions, limiting its exposure to concentrations of credit risk. Concentrations of credit risk with respect to accounts receivable, excluding those associated with oil and gas transactions, are limited due to the large numbers and wide variety of customers and customer industries and their broad geographical dispersion. Also, as of December 31, 2008, the Company has no significant concentration of accounts receivable or deferred revenue related to automobile manufacturers or other customers associated with that industry. The Company generally requires sufficient collateral equal to or exceeding note amounts, or accepts notes from high-credit quality entities or high net-worth individuals, limiting its exposure to credit risk. Concentrations of credit risk with respect to marketable equity securities are limited through portfolio diversification. As further described in Note 15, oil and gas activities have concentrations of credit risk different from the Company’s motorsports operations as of December 31, 2008.

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

Recently Issued Accounting Standards – In September 2006, SFAS No. 157 “Fair Value Measurements” was issued which, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value instruments. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157, among other things, clarifies various market participation assumptions and fair value measurement, expands disclosures about using fair values in interim and annual periods subsequent to initial recognition, and applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” at initial recognition and in all subsequent periods. This statement also nullifies certain guidance in Emerging Issues Task Force (EITF) No. 02-3 “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities”. SFAS No. 157 applies to and may impact the Company’s reporting of equity investments in associated entities, which includes Motorsports Authentics, and impairment analysis for long-lived assets, goodwill and other intangible assets. Effective first quarter 2008, the Company adopted SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities addressed in FASB Staff Position FAS 157-2 (FSP FAS 157-2). The FASB issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes that adoption of FSP FAS 157-2 will not have a significant impact on its financial statements.

In October 2008, FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” was issued clarifying the application of SFAS No. 157 and key considerations in determining fair value in such markets, and expanding disclosures on recurring fair value measurements using unobservable inputs (Level 3). FSP 157-3 was effective upon issuance and its application had no significant impact on the Company’s financial statements or disclosures. The Company elected to defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities, and is currently assessing the impact, if any, FSP 157-3 will have on its financial statements and disclosures once effective for nonfinancial assets and nonfinancial liabilities. The Company adopted SFAS No. 157 as of January 1, 2008, and the required disclosures are presented in “Fair Value of Financial Instruments” below.

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

In December 2007, SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB 51” was issued which, among other things, changes the accounting and reporting for noncontrolling interests in subsidiaries or minority interests. Minority interests will be recharacterized as noncontrolling interests and reported as a component of equity separate from parent equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. Consolidated net income will be reported at amounts that include amounts attributable to both the parent and noncontrolling interests, and amounts attributable to the parent and noncontrolling interests will be disclosed on the face of the consolidated statement of income. SFAS No. 160 establishes a single method of accounting for changes in parent ownership interest in a subsidiary that does not result in deconsolidation, and eliminates the requirement to apply purchase accounting to parent acquisition of noncontrolling ownership interests in a subsidiary. A parent will be required to recognize a gain or loss in net income when a subsidiary is deconsolidated, and deconsolidate a subsidiary as of the date the parent ceases to have a controlling financial interest. Upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. Also, expanded disclosures will be required that clearly identify and distinguish between the interests of parent owners and noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, except for presentation and disclosure requirements, which are to be applied retrospectively. The Company is currently assessing the impact, if any, adopting SFAS No. 160 may have on its financial statements or disclosures.

In December 2007, SFAS No. 141 (Revised 2007) “Business Combinations” was issued which, among other things, replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized under purchase accounting. It changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires capitalizing in-process research and development costs at fair value, and requires expensing acquisition-related costs as incurred. SFAS No. 141R defines an acquirer as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that acquirers achieve control. Noncontrolling interests in acquirees are required to be measured at fair value which could result in recognizing goodwill attributable to noncontrolling interests. Also, specific guidance is provided on the subsequent accounting for assets and liabilities arising from contingencies acquired or assumed in a business combination. SFAS No. 141R does not apply to joint venture formations, acquisitions of an asset or a group of assets that does not constitute a business, or a combination between entities or businesses under common control. SFAS No. 141R is effective for business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R applies prospectively to business combinations on or after January 1, 2009. SFAS No. 141R will not impact the Company’s financial statements when effective, but the nature and magnitude of any specific effects would depend upon the nature, terms and size of any acquisition consummated after the effective date.

In March 2008, SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” was issued which, among other things, changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why derivative instruments are used in terms of underlying risk, including credit-risk-related contingent features, and how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, and how an entity’s financial position, financial performance, and cash flows are affected. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. At this time, the Company believes adoption of SFAS No. 161 will have no significant impact on its financial statements or disclosures.

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

In September 2008, FSP 133-1 and FIN 45-4 “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” was issued to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” to require an additional disclosure about the current status of payment and performance risk of guarantees. The FSP provisions that amend Statement 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. To date, the Company has not been a seller of credit derivatives. The Company is currently assessing the impact, if any, adopting this FSP may have; however, at this time, the Company believes adoption will have no significant impact on its financial statement disclosures. The FSP also clarifies the effective date of SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. As discussed above, SFAS No. 161 is effective the first reporting period beginning after November 15, 2008.

3. INVENTORIES

Inventory costs consist of: (i) souvenirs and small-scale finished vehicles determined on a first-in, first-out basis; and (ii) apparel, micro-lubricant®, and parts and accessories product costs determined on an average current cost basis. No general and administrative costs are included in inventory costs. Cost of sales are charged using the same inventory cost bases. Inventories as of December 31, 2008 and 2007 consist of (in thousands):

		2008	2007
Souvenirs and apparel		$6,978	$8,248
Finished vehicles, parts and accessories		5,341	4,659
Micro-lubricant® and other		1,233	1,997

Total		$13,552	$14,904

All inventories are stated at the lower of cost or market value with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. There were no bulk petroleum inventories as of December 31, 2008 or 2007.

Inventories are reflected net of provisions summarized as follows (in thousands):

	2008	2007	2006
Balance, beginning of year	$7,912	$7,542	$8,003
Current year provision	4,025	2,509	1,616
Current year sales and write-offs	(4,210)	(2,139)	(2,020)
Increase (decrease) from acquisitions or dispositions	—	—	(57)

Balance, end of year	$7,727	$7,912	$7,542

4. PROPERTY AND EQUIPMENT Property and equipment as of December 31, 2008 and 2007 is summarized as follows (dollars in thousands):
	Estimated Useful Lives	2008	2007
Land and land improvements	5-25	$404,892	$351,161
Racetracks and grandstands	5-45	682,861	586,971
Buildings and luxury suites	5-40	415,998	384,867
Machinery and equipment	3-20	41,861	39,604
Furniture and fixtures	5-20	30,907	30,681
Autos and trucks	3-10	10,333	9,743
Construction in progress		2,173	8,957

Total		1,589,025	1,411,984
Less accumulated depreciation		(393,485)	(360,816)

Net		$1,195,540	$1,051,168

Other Information – Depreciation expense amounted to $47,763,000 in 2008, $44,183,000 in 2007 and $40,538,000 in 2006.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The composition and accounting for intangible assets are further described in Note 2. As of December 31, 2008 and 2007, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	2008			2007
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$98,783	—	$98,783	—
Amortizable network and other media promotional contracts	3,320	$(693)	2,627	3,320	$(564)	2,756	30

Total	$398,233	$(693)	$397,540	$102,103	$(564)	$101,539

Changes in the gross carrying value of other intangible assets and goodwill for 2008 and 2007 are as follows (in thousands):

	Other Intangible Assets		Goodwill
	2008	2007	2008	2007
Balance, beginning of year	$102,103	$102,103	$54,454	$54,454
Increase from acquisitions	296,130	—	131,334	—
Decrease from dispositions	—	—	—	—

Balance, end of year	$398,233	$102,103	$185,788	$54,454

Increases in the gross carrying value of other intangible assets and goodwill in 2008 reflect purchase accounting for the NHMS acquisition as further described in Note 1 “New Hampshire Motor Speedway Acquisition” and Note 14. Other intangible assets acquired consist of nonamortizable race event sanctioning and renewal agreements to annually host two NASCAR Sprint Cup and one NASCAR Nationwide Series racing events.

Amortization expense on other intangible assets amounted to $129,000 in each year for 2006 through 2008. Estimated annual amortization expense for each of the next five years ranges from $113,000 to $129,000.

6. LONG-TERM DEBT

Long-term debt as of December 31, 2008 and 2007 consists of (in thousands):

	2008	2007
Revolving bank credit facility	$350,000	$98,438
Senior subordinated notes	330,000	330,000
Other notes payable	6,480	22

Total	686,480	428,460
Less current maturities	(1,157)	(20)

	$685,323	$428,440

Annual maturities of long-term debt as of December 31, 2008 are as follows (in thousands):

2009	$1,157
2010	351,214
2011	1,289
2012	1,368
2013	331,452
Thereafter	—

Total	$686,480

Bank Credit Facility and 2008 Amendments – The Company has a long-term, senior revolving credit facility (the Credit Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender. As of December 31, 2008, the Credit Facility: (i) provides for aggregate borrowings of up to $500,000,000, including separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75,000,000, increasing up to $150,000,000 subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80,000,000; (v) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vi) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the Credit Facility term. The Credit Facility also permits investments aggregating up to an additional $50,000,000 in the Company’s oil and gas activities (see Note 15) and certain other businesses, and allows for additional investments, contracts and contract assignment associated with the Company’s buying and selling of bulk petroleum products to specified foreign parties. Loans under the Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

In January 2008, the Company amended its Credit Facility to increase the amount available for borrowing under revolving loans from $400,000,000 to $500,000,000, and to specifically exclude the NHMS purchase (see Notes 1 and 14) from the provision that aggregate cash consideration for the Company’s motorsports industry related transactions in any fiscal year could not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end. In April 2008, the Company amended the Credit Facility to clarify that nonrecurring, non-cash gains or losses related to MA are specifically excluded from financial covenants that use EBITDA and EBIT.

The Company borrowed $300,000,000 to fund the NHMS purchase, and repaid borrowings of $48,438,000, under the Credit Facility in 2008. At December 31, 2008 and 2007, outstanding borrowings under the Credit Facility were $350,000,000 and $98,438,000. As of December 31, 2008, outstanding letters of credit amounted to $875,000, and the Company could borrow up to an additional $149,125,000 under the Credit Facility.

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

The Senior Subordinated Notes mature in 2013, are guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries, and interest payments are due semi-annually on June 1 and December 1. The Indenture governing the Senior Subordinated Notes permits dividend payments each year of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes are subordinated to all present and future senior secured indebtedness of the Company, including the Credit Facility described above. The Company may redeem some or all of the Senior Subordinated Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning June 1, 2008 to par after June 1, 2011. In the event of a change of control, the Company must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest.

The Credit Facility and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility and Senior Subordinated Notes Indenture agreements contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of December 31, 2008.

Other Notes Payable – Other notes payable consist primarily of a non-interest bearing, debt obligation associated with the KS acquisition (see Note 1), payable in 60 monthly installments of $125,000 beginning 30 days after the December 31, 2008 closing. As of December 31, 2008, the obligation carrying value of $6,466,000 reflects a $1,034,000 discount based on 6% effective interest.

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

Under the present interest rate swap agreement, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $25,000,000, which is scheduled to mature in March 2010. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. In 2006, the cash flow swap agreement was determined not to meet the conditions for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and was reclassified from accumulated other comprehensive income as a reduction in interest expense of $1,722,000, before income taxes of $670,000. Interest expense was not impacted prior to discontinuation of hedge accounting. At December 31, 2008 and 2007, the Company has reflected a derivative liability for this swap of $451,000 and less than $1,000. Interest expense increased $450,000 in 2008, $998,000 in 2007 and $724,000 in 2006 due to market value changes of the interest rate swap agreement. Interest expense reflects net settlement payments of $98,000 in 2008 and net settlement receipts of $617,000 in 2007 and $599,000 in 2006.

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

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2008	2007	2006
Gross interest costs	$41,265	$30,687	$28,660
Less: capitalized interest costs	(1,484)	(1,793)	(2,202)

Interest expense	39,781	28,894	26,458
Interest income	(3,867)	(7,252)	(5,447)

Interest expense, net	$35,914	$21,642	$21,011

Weighted average interest rate on borrowings under bank Credit Facility	4.5%	6.2%	6.2%

7. CAPITAL STRUCTURE, PER SHARE DATA AND OTHER EQUITY INFORMATION

Preferred Stock – At December 31, 2008, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company’s Board of Directors. No preferred shares were issued or outstanding at December 31, 2008 or 2007.

Per Share Data – The following schedule reconciles basic and diluted earnings per share (in thousands except per share amounts):

	2008	2007	2006
Net income applicable to common stockholders and assumed conversions	$80,040	$38,394	$111,222

Weighted average common shares outstanding	43,410	43,735	43,801
Dilution effect of assumed conversions:
Common stock equivalents – stock awards	13	171	205

Weighted average common shares outstanding and assumed conversions	43,423	43,906	44,006

Basic earnings per share	$1.84	$0.88	$2.54

Diluted earnings per share	$1.84	$0.87	$2.53

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	1,050	67	38

Declaration of Cash Dividends – The Company’s Board of Directors approved annual cash dividends on common stock for 2006 through 2008 as follows (in thousands except per share amounts):
	2008	2007	2006
Aggregate annual cash dividend	$14,748	$14,625	$14,386
Dividend per common share	$0.34	$0.335	$0.33
Record date	Oct 17	Oct 17	Oct 16
Paid to shareholders	Oct 31	Oct 31	Oct 31

All dividends were funded from available cash and cash equivalents on hand. See Note 6 – “Bank Credit Facility” and “Senior Subordinated Notes” for annual limitations on dividend payments. On February 10, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock aggregating approximately $3.9 million payable on March 16, 2009 to shareholders of record as of March 2, 2009. This 2009 quarterly cash dividend will be paid using available cash and cash investments

Stock Repurchase Program – The Company’s Board of Directors had approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 2,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 6), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. In December 2008, the Company’s Board of Directors authorized SMI to repurchase up to an additional 1,000,000 shares of outstanding common stock, for an approved program aggregate of 3,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. The Company repurchased 526,000, 473,000 and 476,000 shares of common stock for $9,921,000 in 2008, $17,683,000 in 2007 and $17,674,000 in 2006, respectively. As of December 31, 2008, the Company could repurchase up to an additional 1,242,000 shares under the current authorization.

8. INCOME TAXES

Components of the provision for income taxes are as follows (in thousands):
	2008	2007	2006
Current:
Federal	$51,833	$65,982	$74,182
State	6,814	8,632	11,060

	58,647	74,614	85,242

Deferred:
Federal	4,920	(7,059)	(12,167)
State	8,875	(2,663)	(6,145)

	13,795	(9,722)	(18,312)

Total	$72,442	$64,892	$66,930

The reconciliation of statutory federal and effective income tax rates is as follows:

	2008	2007	2006
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	5.7	3.3	1.7
Change in valuation allowances, primarily related to losses on equity investees	0.5	18.4	—
Other, net	(0.6)	(1.0)	(0.4)

Total	40.6%	55.7%	36.3%

Tax effects of temporary differences resulting in deferred income taxes are as follows (in thousands):
		2008	2007
Deferred tax liabilities:
Property and equipment		$174,067	$154,554
Goodwill and other intangible assets		132,058	10,342
Expenses deducted for tax purposes and other		3,644	2,440

Subtotal		309,769	167,336

Deferred tax assets:
Income previously recognized for tax purposes		(25,378)	(21,025)
Stock option compensation expense		(1,710)	(1,376)
PSL and other deferred income recognized for tax purposes		(3,537)	(3,776)
State and federal net operating loss carryforwards		(2,758)	(2,253)
Basis difference for equity investment and subsidiary		(31,060)	(21,286)

Subtotal		(64,443)	(49,716)
Less: Valuation allowance		33,816	22,800

Net deferred tax assets		(30,627)	(26,916)

Total net deferred tax liabilities		279,142	140,420
Net current deferred tax assets		5,482	—
Net current deferred tax liabilities		—	(22,229)

Net non-current deferred tax liabilities		$284,624	$118,191

At December 31, 2008, the Company has approximately $1,390,000 of federal net operating loss carryforwards which expire in 2019 through 2029, and $47,300,000 of state net operating loss carryforwards which expire in 2011 through 2028. At December 31, 2008 and 2007, valuation allowances of $33,816,000 and $22,800,000 have been provided against deferred tax assets because management does not believe ultimate realization is more likely than not for certain deferred tax assets and state net operating loss carryforwards. The 2008 change in valuation allowance is primarily attributable to a difference in financial and income tax reporting bases created by current period SMIL losses.

Effective Tax Rate Comparison for 2006 through 2008. The Company’s effective income tax rate for 2008 was 40.6%, for 2007 was 55.7%, and for 2006 was 36.3%. This higher 2007 effective income tax rate is due primarily to the Company reflecting a valuation allowance of approximately $21,103,000 against deferred tax assets associated with equity investee losses (see Note 2), because management does not believe ultimate realization is more likely than not. The current period also reflects higher state income tax rates associated with NHMS, which were partially offset by the benefit of higher tax-free investment earnings. The Company’s 2007 effective income tax rate of 55.7% reflects an increase of approximately 18.4% resulting from the valuation allowance. The 2007 tax rate increase also reflects an increase of $464,000 in valuation allowances on certain state net operating loss carryforwards because management does not believe ultimate realization is more likely than not. The 2006 effective tax rate reflects decreased effective state income tax rates resulting from the State of Texas replacing its then current franchise tax with a defined margin tax which is being accounted for as an income tax under SFAS No. 109 “Accounting for Income Taxes” in the period of enactment (second quarter 2006) and, to a lesser extent, the benefit of foreign tax credits and a favorable examination settlement with the Internal Revenue Service. The defined margin tax change reduced the Company’s 2006 income tax expense by $2,600,000 and effective income tax rate by 1.5%.

Tax Depreciation Method Change – At December 31, 2008 and 2007, the Company had significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the Internal Revenue Service (IRS), the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change is expected to reduce the Company’s tax depreciation expense for certain previous years and is being included in federal and state taxable income over four years beginning in 2005. The Company paid accelerated taxes of $28,219,000 in 2008, $28,179,000 in 2007 and $27,266,000 in 2006. Management believes filing the change in tax accounting method was the best course of action to minimize costs and uncertainty. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over longer periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s future financial position or results of operations.

FASB Interpretation No. 48 Adoption and Disclosures – As of January 1, 2007, the Company adopted FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” which, among other things, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosures and transition. Evaluation of a tax position includes determining whether it is more likely than not a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position meets the more-likely-than-not recognition threshold, it is presumed the position will be examined by appropriate taxing authorities having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by this Interpretation. FIN 48 applies to all existing tax positions upon initial adoption.

In adopting FIN 48, the Company recognized an increase to income tax liabilities of $7,633,000 and noncurrent deferred tax assets of $3,220,000, and a corresponding cumulative adjustment decrease to retained earnings of $4,413,000 as of January 1, 2007. The non-cash adjustment had no impact on the Company’s results of operations.

As of December 31, 2008 and 2007, income tax liabilities for unrecognized tax benefits of approximately $7,572,000 and $7,159,000 were included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Interest and penalties recognized on uncertain tax positions amounted to $684,000 in 2008 and $538,000 in 2007. As of December 31, 2008 and 2007, the Company had $4,058,000 and $3,373,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of December 31, 2008, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase or decrease within the next twelve months, except the Company could recognize approximately $1,038,000 of unrecognized tax benefits upon the expiration of a statute of limitations. The tax years that remain open to examination include 2002 through 2008 by the North Carolina Department of Revenue, and 2005 through 2008 by all other taxing jurisdictions to which the Company is subject.

A reconciliation of the change in the total unrecognized tax benefits and other information for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Beginning of period	$7,159	$7,774
Increases for tax positions of current year	—	230
Increases for tax positions of prior years	820	—
Decreases for tax positions of prior years	—	(699)
Reductions for lapse of applicable statute of limitations	(407)	(146)
Reductions for settlements with taxing authorities	—	—

End of period	$7,572	$7,159

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis amounted to $10,669,000 in 2008, $12,327,000 in 2007 and $12,049,000 in 2006.

9. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at December 31, 2008 and 2007 include $5,084,000 and $5,331,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company did not anticipate or require repayment before December 31, 2009, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2007 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. Any increases pertain to note receivable arrangements in place before July 30, 2002. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $247,000 in 2008, $161,000 in 2007 and $86,000 in 2006.

Notes and other receivables from affiliates at December 31, 2007 also included $3,459,000, including accrued interest, due from Motorsports Authentics, a 50% owned joint venture (see Note 1). The note was executed in 2006, bore interest at prime and was due within thirteen months of demand. In July 2008, the note, including accrued interest, was settled in full by offset of the same amount owed to MA as further described below.

Amounts payable to affiliate at December 31, 2008 and 2007 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term based on expected repayment dates.

600 Racing, SMI Properties and Oil-Chem each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for 600 Racing approximated $243,000 in 2008, $233,000 in 2007 and $197,000 in 2006. Rent expense for SMI Properties approximated $241,000 in 2008, $264,000 in 2007 and $333,000 in 2006. Rent expense for Oil-Chem approximated $96,000 in 2008 and was insignificant in 2007 and 2006. At December 31, 2008 and 2007, amounts owed to Chartown were not significant.

Various SMI subsidiaries purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of approximately $247,000 in 2008, $345,000 in 2007 and $321,000 in 2006. Vehicles sold to SAI approximated $163,000 in 2007 and $139,000 in 2006. There were no vehicles sold to SAI in 2008. At December 31, 2008 and 2007, there were no associated amounts due to or from SAI.

Oil-Chem sold zMax micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $1,653,000 in 2008, $1,917,000 in 2007 and $1,392,000 in 2006. At December 31, 2008 and 2007, approximately $101,000 and $175,000 was due from SAI and is reflected in current assets.

At December 31, 2008 and 2007, current liabilities included $161,000 owed to SAI in connection with project management services provided by SAI employees in connection with supervising and managing construction and renovation projects at various SMI speedways prior to 2006.

SMI Properties purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics, a 50% owned joint venture (see Note 1). Merchandise purchases approximated $14,939,000 in 2008, $12,787,000 in 2007 and $10,364,000 in 2006, and merchandise sales and event related commissions approximated $4,869,000 in 2008, $3,805,000 in 2007 and $4,770,000 in 2006. At December 31, 2008 and 2007, net amounts owed to MA approximated $1,625,000 and $4,004,000, and are reflected in current liabilities. As further described above, in July 2008, amounts due under a note receivable from MA were repaid by offset of $3,547,000 owed to MA.

The foregoing related party balances as of December 31, 2008 and 2007, and transactions for the three years ended December 31, 2008 are summarized below (in thousands):

		December 31,
		2008	2007
Notes and other receivables		$5,185	$8,964
Amounts payable to affiliates		4,380	6,759

	2008	2007	2006
Merchandise and vehicle purchases	$15,186	$13,132	$10,685
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	6,902	6,265	6,821
Rent expense	580	497	530
Interest income	340	691	523
Interest expense	118	141	140

10. LEGAL PROCEEDINGS AND CONTINGENICES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Karen Davies and William Davies, individually and as Next Friends of Ryan Davies and Peyton Davies filed a lawsuit seeking damages against TMS, INEX, 600 Racing and SMI in the 348th District Court of Tarrant County, Texas on January 2, 2007. Ryan Davies was injured while participating in an event at TMS and the Davies allege that TMS, INEX, 600 Racing and SMI caused the accident. TMS, INEX, and 600 Racing filed answers on February 2, 2007 denying all material allegations. SMI made a special appearance on February 2, 2007 challenging the jurisdiction of the Texas court over it. On February 6, 2008 INEX was dismissed with prejudice by the Plaintiffs from this suit. TMS and 600 Racing are vigorously defending this matter. SMI’s Special Appearance is pending before the Court. On March 5, 2007, TMS, INEX, and 600 Racing filed counterclaims and third-party claims asserting that other parties were liable for the accident involving Ryan Davies. Discovery is ongoing in this matter. On September 4, 2008 the Defendants entered into an agreement with the Plaintiffs pursuant to which the Plaintiffs agreed not to proceed in this or any other case against Defendants on any theory of product or design liability regarding the Bandolero car, mechanical defect of the Bandolero car, or design defect of the Bandolero car. Currently, the Company is unable to determine the total claims amount relating to this accident which may be made against it and how those claims might be resolved. To date, Plaintiffs have produced discovery claiming damages of approximately $1,500,000 past medical expenses paid or incurred, life care plan cost of approximately $11,300,000, and approximately $1,000,000 lost earnings capacity. This matter was not resolved at mediation held on November 13, 2008, and is currently scheduled to begin trial on August 31, 2009. Liability and claimed damages are vigorously disputed. Discovery is ongoing and all parties have agreed to submit to a second mediation to take place prior to July 1, 2009. At this time, management does not expect that the disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu, BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 7, 2008, SAG, SA, Swift Aviation, and Swift Transportation filed an answer to the Amended Complaint denying all material allegations. The Swift defendants subsequently filed an amended answer on August 27, 2008 and asserted crossclaims against Bronwen, Bronwen UK, BNP France and Ndiomu for breach of fiduciary duty, misrepresentation, breach of duty of good faith and fair dealing, fraud and conversion. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further dismissed its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. Additionally, the trial court ruled on January 20, 2009, that BNP Suisse did have to respond to certain jurisdictional discovery served upon it by SMIL. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. On February 18, 2009, the trial court dismissed the Swift defendants crossclaims against BNP France, enforcing a forum selection clause requiring that such claims be litigated in France. Discovery is ongoing in this matter.

On September 8, 2008, Richard Skaff filed a lawsuit, against, amongst other parties, Speedway Motorsports, Inc. and Speedway Sonoma, LLC a/k/a Infineon Raceway. The lawsuit was filed in the United States District Court for the Northern District of California and alleges violations of the Americans With Disabilities Act of 1990, along with state claims for alleged violations of the California Disabled Persons Act, Unruh Civil Rights Act and Health & Safety Code statutes. The Plaintiff is a paraplegic and disabled rights activist who claims to have attended motorsports events at Infineon Raceway on June 24, 2007 and July 27, 2008. The crux of the Plaintiff’s complaint is that Infineon Raceway fails to provide adequate facilities to disabled patrons. The Plaintiff claims to have suffered loss of his civil rights, as well as physical, psychological, and emotional damages, and pain and suffering. He seeks compensatory and statutory damages, injunctive relief, attorney’s fees and costs. Speedway Motorsports, Inc. was dismissed without prejudice on November 4, 2008. On application by the Company and Sonoma Speedway, LLC, on November 4, 2008, the Court related the D’Lil matter (described below) with the Skaff matter to avoid duplication of labor and expense or conflicting results if the cases are conducted before different judges. A determination whether to consolidate the cases will be made at a later date. This matter is in the early stages of litigation. The Company is currently unable to predict the amount of damages that will be claimed in this matter. However, at this time, management does not expect the disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows. The Company intends to vigorously defend this matter.

On October 9, 2008, Hollyn D’Lil filed a lawsuit, against, amongst other parties, Speedway Motorsports, Inc. and Speedway Sonoma, LLC a/k/a Infineon Raceway. The lawsuit was also filed in the United States District Court for the Northern District of California and alleges violations of the Americans With Disabilities Act of

1990, along with state claims for alleged violations of the California Disabled Persons Act, Unruh Civil Rights Act and Health & Safety Code statutes. The Plaintiff is a paraplegic and is one of the early activists of the disability rights movement in California. The Plaintiff alleges that she attended a motorsports event at Infineon Raceway on August 24, 2008. The crux of the Plaintiff’s complaint is that Infineon Raceway fails to provide adequate facilities to disabled patrons. The Plaintiff claims to have suffered loss of her civil rights, as well as physical, psychological, and emotional damages, and pain and suffering. She seeks compensatory and statutory damages, injunctive relief, attorney’s fees and costs. Speedway Motorsports, Inc. was dismissed without prejudice on November 4, 2008. On application by the Company and Sonoma Speedway, LLC, on November 4, 2008, the Court related the Skaff matter (described above) with the D’Lil matter to avoid duplication of labor and expense or conflicting results if the cases are conducted before different judges. A determination whether to consolidate the cases will be made at a later date. This matter is in the early stages of litigation. The Company is currently unable to predict the amount of damages that will be claimed in this matter. However, at this time, management does not expect the disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows. The Company intends to vigorously defend this matter.

11. STOCK COMPENSATION PLANS AND ADOPTION OF SFAS NO. 123R “SHARE-BASED PAYMENT”

2004 Stock Incentive Plan – The 2004 Stock Incentive Plan (the 2004 Plan) provides equity-based incentives for attracting and retaining key employees, directors and other individuals providing services to the Company. Awards under the 2004 Plan may consist of incentive stock options, non-statutory stock options or restricted stock. The 2004 Plan is administered by the Compensation Committee of the Board of Directors who has full authority to determine recipients, types and amounts of awards granted and amend the terms, restrictions and conditions of awards. For awards granted to non-employee directors, the Board of Directors shall have the authority otherwise provided to the Compensation Committee. The Compensation Committee also may amend the terms of outstanding awards. However, no amendment, suspension or termination of the 2004 Plan or amendment of outstanding awards may materially adversely affect previously granted awards without consent of the award recipient.

Under the 2004 Plan, 2,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (i) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (ii) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (iii) in the case of restricted stock or restricted stock unit awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. At December 31, 2008, approximately 1,867,000 shares are available for future grant. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate ten years from adoption in February 2004.

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

In 2006 through 2008, the exercise price of all stock options granted under the 2004 Plan was the fair or trading value of the Company’s common stock at grant date. To date, stock options expire ten years from grant date and vest immediately or in equal installments over three years and restricted stock vests three years from grant date. In 2008, the Company awarded 7,000 shares of restricted stock under the Company’s performance based incentive compensative plan, subject to reaching certain defined full year 2008 earnings targets, to each of three executive officers.

An amendment and restatement of the 2004 Plan was adopted by the Board of Directors on February 10, 2009, subject to approval by stockholders at the 2009 Annual Meeting. The principle amendments incorporated in the restatement of the 2004 Plan include (a) provisions to allow for granting of restricted stock units; (b) eliminating the 1,000,000 share limit on the number of shares of common stock available for awards other than stock options (i.e., restricted stock awards or restricted stock units); (c) changes to the provisions for performance-based awards consistent with similar provisions under the Incentive Compensation Plan, including additions to permissible performance goals and how such goals can be designed; and (d) provisions in connection with Section 409A of the Code. Restricted stock units are non-voting units of measurement that represent the contingent right to receive shares of common stock or the value of shares of common stock in the future, but no shares are actually awarded to recipients on the grant date. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement.

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

Formula Stock Option Plan for Directors – The Formula Stock Option Plan, which was for the benefit of the Company’s outside directors, was suspended in December 2007 and a new plan, as further described below, was approved by stockholders at the Annual Meeting on April 23, 2008. Approval of the new plan terminated the Formula Stock Option Plan. Prior to plan suspension and termination, before February 1 each year, individual outside directors were each awarded options to purchase 10,000 shares of common stock at an exercise price equal to the average fair market value per share for the ten-day period prior to award. Termination of the Formula Stock Option Plan did not adversely affect rights under any outstanding stock options previously granted. All options granted under this plan generally vested in six months, and expired ten years, from grant date. No options were granted under this plan in 2008.

2008 Formula Restricted Stock Plan – In December 2007, the SMI Board of Directors, excluding non-employee directors, suspended the Formula Stock Option Plan and, in February 2008, adopted the 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) which stockholders approved at the Annual Meeting of Stockholders on April 23, 2008. The 2008 Formula Plan is intended to promote the interests of the Company and its stockholders by providing non-employee directors with Company ownership interests to more closely align their interests with the Company’s stockholders and to enhance the Company’s ability to attract and retain highly qualified non-employee directors. The 2008 Formula Plan is intended to constitute a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. Approval of the 2008 Formula Plan, and termination of the Formula Stock Option Plan, did not adversely affect the rights of any outstanding stock options previously granted under the Formula Stock Option Plan. The 2008 Formula Plan is administered by the Board of Directors, excluding non-employee directors, and expires by its terms in February 2018. The Board of Directors, excluding non-employee directors, may amend, suspend or terminate the 2008 Formula Plan in whole or in part, provided that no such amendment, suspension or termination adversely affects previously granted awards without the consent of the award recipient. Any such amendment, suspension or termination may be subject to stockholder approval.

Under the 2008 Formula Plan, 100,000 shares of SMI’s common stock are reserved for issuance and awards will be in the form of restricted stock. On the first business day following each annual meeting, beginning with the Company’s 2008 Annual Meeting, each non-employee director who is then a member of the Board shall receive a grant of restricted stock consisting of the number of shares equaling $60,000 divided by the average market value of the common stock as of the grant date. Average market value is defined as the average of closing sale prices for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or

(ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. The Company awarded 2,381 shares of restricted stock to each of the five outside directors on April 24, 2008 in accordance with plan provisions.

Employee Stock Purchase Plan – The SMI Employee Stock Purchase Plan (the ESPP) is intended to provide employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At December 31, 2008, approximately 439,000 shares are available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether eligible employees electing to participate will be granted the right to purchase shares of common stock for the upcoming calendar year and, if granted, the number of shares available for purchase under each option. All employee grants are for the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in each calendar year, nor can an employee purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Grants may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for calendar years 2008, 2007 or 2006.

SFAS No. 123R “Share-Based Payment” – The Company follows SFAS No. 123R “Share-Based Payment” and uses the modified prospective method of transitioning to SFAS No. 123R. Adoption of SFAS No. 123R as of January 1, 2006 did not have a material impact on the Company’s financial statements, results of operations or cash flows, or the assumptions used for computing grant-date fair values. Under the modified prospective transition method, share-based compensation cost is recognized for (i) unvested share-based awards granted before January 1, 2006 based on the grant date fair value estimated using the original provisions of SFAS No. 123 and (ii) share-based awards granted after January 1, 2006 based on grant-date fair value estimated using the provisions of SFAS No. 123R. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted. The Company generally records stock-based compensation cost for granted stock options on the accelerated method using a graded vesting schedule over the requisite service period, and for restricted stock awards using the straight line method over the requisite service period. All stock options granted under the 1994 Plan and the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date, and under the Formula Stock Option Plan for Directors have an exercise price equal to the average fair market value per share for the ten day period prior to award.

Share-based compensation expense totaled $1,539,000 in 2008, $1,825,000 in 2007 and $998,000 in 2006, before income taxes of $617,000, $681,000 and $362,000, respectively, which is included in general and administrative expense. There were no capitalized share-based compensation costs at December 31, 2008 or 2007. In determining excess additional paid-in-capital upon adoption of SFAS No. 123R, the Company utilized the simplified alternative provided in FASB Staff Position FAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.

There were no significant changes in the characteristics of stock options or restricted stock granted during 2006 through 2008 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. The fair value of stock option grants for the 1994 Plan, 2004 Plan, and Formula Stock Option Plan is estimated on grant date using the Black-Scholes option-pricing model based on the following factors and assumptions. Expected volatility is based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises, forfeitures and employee terminations within the pricing model. Employee groups have similar historical exercise experience and are combined for valuation purposes. The expected term of granted options is estimated based on historical exercise experience and represents the time period that granted options are expected to be outstanding. Risk-free interest rates for periods within the expected life of options are based on the US Treasury yield curve in effect at the time of grant. The Company believes the pricing model and approach utilized to develop the underlying assumptions are appropriate for estimating the fair values of share-based awards. These fair value and other estimates are not intended to predict future events or value ultimately realizable by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of original estimates.

	2008	2007	2006
Options granted	—	60,000	125,000
Weighted average grant-date fair values	—	$12.36	$11.66
Total intrinsic value of options exercised	$233,000	$1,898,000	$4,528,000
Weighted average expected volatility	—	23.7%	26.2%
Weighted average risk-free interest rates	—	4.7%	4.4%
Weighted average expected lives (in years)	—	6.6	6.0
Weighted average dividend yield	—	0.9%	0.9%

Various stock option information regarding the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for 2006 through 2008 is summarized as follows (shares in thousands):

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
Activity	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2006	1,378	$18.85-41.13	$29.50	431	$37.00-38.97	$37.45	380	$20.63-38.18	$27.23
Granted	—	—	—	75	35.68-39.13	38.44	50	34.97	34.97
Cancelled	(17)	22.38-41.13	39.03	(3)	37.00-38.97	37.64	—	—	—
Exercised	(254)	18.85-33.81	23.94	(22)	37.00	37.00	(80)	20.63-27.88	25.00

Outstanding, December 31, 2006	1,107	18.85-41.13	30.62	481	35.68-39.13	37.62	350	22.31-38.18	28.85
Granted	—	—	—	10	39.22	39.22	50	38.45	38.45
Cancelled	—	—	—	(4)	37.00	37.00	—	—	—
Exercised	(78)	18.85-33.81	26.27	(47)	37.00-38.97	37.15	(50)	22.31-27.88	25.13

Outstanding, December 31, 2007	1,029	18.85-41.13	30.95	440	35.68-39.22	37.71	350	22.31-38.45	30.75
Granted	—	—	—	—	—	—	—	—	—
Cancelled	(43)	22.38-41.13	32.17	(14)	37.00-38.97	37.54	—	—	—
Exercised	(34)	18.85-29.64	21.93		—	—	—	—	—

Outstanding, December 31, 2008	952	$18.85-41.13	$31.21	426	$35.68-39.22	$37.72	350	$22.31-38.45	$30.75

Options outstanding and exercisable for the 1994 Plan, 2004 Plan and Formula Stock Option Plan combined as of December 31, 2008 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number Outstanding	Exercise Price	Remaining Contractual Life-In Years	Number Exercisable	Exercise Price	Remaining Contractual Life-In Years
$18.85	73	$18.85	2.7	73	$18.85	2.7
22.31-24.38	91	22.87	1.8	91	22.87	1.8
25.28-26.36	205	26.09	3.8	205	26.09	3.8
26.88-29.13	255	28.62	1.6	255	28.62	1.6
29.64-31.05	181	29.72	4.9	181	29.72	4.9
33.81-35.68	97	34.70	5.1	92	34.65	5.0
37.00	401	37.00	5.9	401	37.00	5.9
38.18-41.13	425	39.68	4.6	398	39.72	4.3

$18.85-$41.13	1,728	$32.72	4.2	1,696	$32.61	4.1

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
		Weighted Average			Weighted Average			Weighted Average
Exercisable as of:	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs
December 31, 2006	1,107	$30.62	4.9	371	$37.33	8.1	350	$28.85	5.8
December 31, 2007	1,029	30.95	3.9	363	37.51	7.3	350	30.75	5.7
December 31, 2008	952	31.21	3.0	394	37.65	6.4	350	30.75	4.7

The following is a summary of vested and non-vested option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan during the year ended December 31, 2008 (shares and aggregate intrinsic value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Vested and Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	1,029	$30.95	—	—	440	$37.71	—	—	350	$30.75	—	—
Granted	—	—	—	—	—	—	—	—	—	—	—	—
Expired, forfeited or cancelled	(43)	32.17	—	—	(14)	37.54	—	—	—	—	—	—
Exercised	(34)	21.93	—	—	—	—	—	—	—	—	—	—

Outstanding, December 31, 2008	952	$31.21	3.0	$0	426	$37.72	6.5	$0	350	$30.75	4.7	$0

Exercisable, December 31, 2008	952	$31.21	3.0	$0	394	$37.65	6.4	$0	350	$30.75	4.7	$0

Expected to vest, December 31, 2008	—	—	—	—	31	$38.62	7.9	$0	—	—	—	—

As of December 31, 2008, there was approximately $105,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 0.6 year, and none related to the 1994 Plan or the Formula Stock Option Plan. The Company generally records stock-based compensation cost for granted stock options on the accelerated method using a graded vesting schedule over the requisite service period. Outstanding and exercisable stock options with no intrinsic value as of December 31, 2008 are excluded from the aggregate intrinsic values presented above. In 2008, no stock options vested, and in each of 2007 and 2006, options to purchase 50,000 shares of common stock vested under the Formula Stock Option Plan. In 2008, 2007 and 2006, options to purchase 46,000, 42,000 and 17,000 shares of common stock vested under the 2004 Plan.

The following is a summary of non-vested option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan during the year ended December 31, 2008 (shares in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant- date Fair Value Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant- date Fair Value Per Share	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant- date Fair Value Per Share
January 1, 2008	—	—	—	—	78	$38.66	8.7	$11.89	—	—	—	—
Granted	—	—	—	—	—	—	—	—	—	—	—	—
Vested	—	—	—	—	(46)	38.70	8.4	11.91	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—	—	—	—	—

December 31, 2008	—	—	—	—	32	$38.60	7.9	$11.86	—	—	—	—

The following is a summary of non-vested restricted stock activity regarding the 2004 Plan and 2008 Formula Plan during the year ended December 31, 2008 (shares and aggregate intrinsic value in thousands):

	2004 Stock Incentive Plan				2008 Formula Restricted Stock Plan
Non-vested Restricted Stock	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
January 1, 2008	73	$35.59	2.5	—	—	—	—	—
Granted	64	17.29	3.0	—	12	$24.95	1.0	—
Vested	—	—	—	—	—	—	—	—
Forfeited	(1)	35.77	1.8	—	—	—	—	—

December 31, 2008	136	$26.92	2.0	$2,185	12	$24.95	0.3	$192

As of December 31, 2008, there was approximately $2,231,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.1 years.

12. EMPLOYEE BENEFIT PLANS

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to all Company employees who meet certain eligibility requirements. The Plan allows participants to elect contributions of up to 75% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants become fully vested in Company matching contributions over six years. The Company’s contributions to the Plan were $317,000 in 2008, $254,000 in 2007 and $266,000 in 2006.

The Speedway Motorsports, Inc. Deferred Compensation Plan is available to all Company employees who meet eligibility requirements. This plan allows participants to elect to defer up to 75% of their base salary and 100% of their annual bonus and other cash compensation, if any, as permitted by the Plan Administrator. The Company may make discretionary contributions for any one or all eligible employees which, if any, shall be 100% vested following three years of service once first eligible to participate in this plan. There were no Company contributions in 2006 through 2008.

13. SEGMENT DISCLOSURES

The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its various major speedway facilities located in the United States. The Company’s business and activities, including those of its subsidiaries and joint venture equity investee, are further described in Note 1. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of TSI non-event motorsports and non-motorsports merchandising, 600 Racing non-event merchandising and sanctioning body activities, SMIL and Oil-Chem micro-lubricant activities, and office rentals at certain Company speedways. As further described in Note 15, oil and gas activities, which include operations and assets located in foreign countries, are being accounted for as discontinued operations. All segment information below pertains to continuing operations and excludes oil and gas discontinued operations, previously included in the “all other” segment, from all periods presented.

Of the Company’s total revenues, approximately 83% in 2008, 82% in 2007 and 84% in 2006 were derived from NASCAR-sanctioned events. Of the Company’s total revenues, approximately 28% or $168,159,000 for 2008, 25% or $142,517,000 for 2007, and 29% or $162,715,000 for 2006 pertain to NASCAR broadcasting rights fees for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways.

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes and other expense (income) and specified unusual non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. There were no significant intersegment or intercompany revenues, expenses or other transactions during the periods presented. The following segment information on continuing operations is for the three years ended December 31, 2008, and as of December 31, 2008 and 2007 (in thousands):

	2008			2007			2006
	Motorsports Event Related	All Other (Note 2)	Consolidated Total	Motorsports Event Related	All Other (Note 2)	Consolidated Total	Motorsports Event Related	All Other (Note 2)	Consolidated Total
Revenues	$578,001	$32,992	$610,993	$528,805	$32,828	$561,633	$531,505	$30,575	$562,080
Depreciation and amortization	47,529	617	48,146	43,877	598	44,475	40,211	496	40,707
Equity investee earnings (losses)	1,572	—	1,572	(57,422)	—	(57,422)	(3,343)	—	(3,343)
Operating income (loss)	212,303	(693)	211,610	202,041	(1,302)	200,739	209,576	(657)	208,919
Capital expenditures	74,823	181	75,004	66,527	1,386	67,913	104,081	444	104,525

	December 31, 2008			December 31, 2007
Other intangibles	$394,913	$2,627	$397,540	$98,783	$2,756	$101,539
Goodwill	181,013	4,775	185,788	49,679	4,775	54,454
Total assets	1,995,566	38,843	2,034,409	1,504,453	73,867	1,578,320
Equity investments	77,066	—	77,066	76,678	—	76,678
The following table reconciles segment operating income above to consolidated income before income taxes (both from continuing operations) for the three years ended December 31, 2008 (in thousands):
				2008	2007	2006
Total segment operating income from continuing operations				$211,610	$200,739	$208,919
Adjusted for:
Interest expense, net				(35,914)	(21,642)	(21,011)
Equity investee earnings (losses)				1,572	(57,422)	(3,343)
Other income (expense), net				1,077	(5,199)	(185)

Consolidated income from continuing operations before income taxes				$178,345	$116,476	$184,380

14. PURCHASE OF NEW HAMPSHIRE MOTOR SPEEDWAY

As further described in Note 1, on January 11, 2008, the Company purchased 100% of the outstanding stock of New Hampshire Speedway, Inc., d/b/a New Hampshire International Speedway, for $340,000,000 in cash. The purchase also included 50% ownership interest in the outstanding stock of North Wilkesboro Speedway, Inc. NWS has no operations and its assets consist primarily of real estate which has no significant fair value. NHMS has annual sanction agreements to host two NASCAR Sprint Cup and one NASCAR Nationwide Series races, and conducts various other events and track rentals. The purchase price was funded with available cash and $300,000,000 in borrowings under the Company’s Credit Facility (see Note 6).

The acquisition is being accounted for as a purchase business combination pursuant to SFAS No. 141 “Business Combinations”, and the results of operations after acquisition are included in the Company’s consolidated statements of operations. The NHMS purchase was significant and the required NHMS historical financial statements and unaudited pro forma financial information were included in the Company’s Current Report on Form 8-K/A filed March 27, 2008. The purchase price and direct acquisition costs were allocated to NHMS’s tangible and identifiable intangible assets and liabilities based on their estimated fair values at acquisition date, with the excess recorded as goodwill. Also, the net assets of now 100% owned NWS have been consolidated resulting in the elimination of SMI and NHMS equity investments in NWS, all of which had an insignificant impact on the Company’s consolidated financial statements. SMI obtained appraisals of the fair value of NHMS property and equipment, other net assets acquired, including identifiable intangibles, and NWS property and equipment. Those appraisals, and analysis of associated tax bases, are reflected in the final purchase price allocation below. Goodwill is not deductible for tax purposes.

The purchase price allocation for the NHMS acquisition is as follows (in thousands):

Cash	$10,283
Accounts receivable, net	6,584
Other current assets	507
Property and equipment	41,753
Other intangible assets, nonamortizable	296,130
Goodwill	131,334
Deferred race event income, net	(16,548)
Deferred income taxes	(127,429)
Accrued expenses and other liabilities	(2,265)

340,349
Cash acquired	(10,283)

Purchase price, net of cash acquired	$330,066

The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the NHMS acquisition had occurred as of January 1, 2006, after giving effect to certain adjustments including: elimination of depreciation and expenses associated with certain non-motorsports related NHMS assets and operations not acquired; adjustments to depreciation expense for valuing acquired property and equipment at estimated fair value; elimination of excess distributions to previous NHMS owners which were treated as compensation; increased interest expense for Credit Facility borrowings to fund the purchase; and related income tax effects. The unaudited pro forma information does not reflect any new revenue sources or cost-saving or other synergies which may be attainable subsequent to acquisition and, accordingly, does not attempt to predict or suggest future results. Also, the unaudited pro forma information has not been adjusted to exclude certain non-recurring items including, among other items: payments of $150,000 in 2006 and 2007 under a noncompetition agreement which expired in 2007; discretionary one-time change in control payments of approximately $1,300,000 in 2007 to employees approved by the previous NHMS owners; and interest expense of approximately $1,000,000 in 2006 and $1,100,000 in 2007 on a note payable not assumed in acquisition that was used primarily to fund distributions to previous NHMS owners. Pro forma operating results of NHMS for the ten day period ended January 10, 2008, which consist of no revenue and insignificant operating expenses, are immaterial and not reflected in the 2008 unaudited pro forma financial information. The unaudited pro forma financial information is not intended to represent or indicate operating results that would have been reported had the acquisition been consummated as of the beginning of the periods presented or which may be attained in the future.

Pro forma Financial Information	2008	2007	2006
(in thousands, except per share amounts)
Total revenues	$610,993	$615,483	$618,433
Income from continuing operations	105,903	51,388	121,199
Net income	80,040	38,198	114,971
Basic earnings per share:
Continuing operations	$2.44	$1.17	$2.77
Net income	1.84	0.87	2.62
Diluted earnings per share:
Continuing operations	$2.44	$1.17	$2.75
Net income	1.84	0.87	2.61

15. DISCONTINUANCE OF OIL AND GAS OPERATIONS

In the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries, particularly Russia. These oil and gas operations have involved business, credit and other risks different from the Company’s motorsports operations, and the ability to invest and compete successfully and profitably has been subject to many factors outside management’s control. Many of the operating risks and challenges have involved difficult or restrictive governmental situations when attempting to conduct business, access or transfer assets or funds, or facilitate production and similar activities in Russia and other foreign countries. The net assets and operating results for these oil and gas activities, including all prior periods presented, have been reclassified as discontinued operations in the Company’s consolidated financial statements using applicable guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Management believes these operations and assets meet the “held for sale” criteria under SFAS No. 144, and plans to have no significant continuing involvement or retention of interests after disposal.

No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation for any period presented. Notwithstanding the 2008 impairment charge discussed below, no gain or loss on disposal is reflected as of December 31, 2008. Also, estimated costs to sell or dispose, if any, have not yet been determined and, as such, none are reflected in discontinued operations. All notes to consolidated financial statements have been reclassified to exclude amounts pertaining to this discontinued operation. Transactions and balances during 2006 through 2008, prior to reclassification as of December 31, 2008, are discussed below in historical context for informational purposes. Loss from discontinued operation is reported net of income tax benefits of $1,690,000 for 2008, $6,388,000 for 2007 and $3,814,000 for 2006.

Prior to discontinuing operations, the Company engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products and associated commodity transactions. The Company conducted these business activities primarily in Russia, Central America, North America, South America and the United Kingdom. Oasis Trading Group LLC (Oasis), a United States company, provided the Company strategic, management and operational capabilities in connection with these activities. The Company provided financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company entered into futures contracts associated with petroleum products, utilized letters of credit for the purchase and sale of bulk petroleum products, and guaranteed obligations of certain third parties to facilitate the purchase of bulk petroleum products in exchange for part of the anticipated profits that may be derived by those third parties on such transactions. The Company also had profit and loss sharing arrangements with certain foreign entities on the purchasing and selling of specified bulk petroleum products, and the Company’s share of profits and losses was negotiated on a transaction-by-transaction basis, but generally ranged from 30% to 50%. These activities hereafter are collectively associated with or referred to as “oil and gas activities”, “oil and gas business”, “oil and gas transactions” or “bulk petroleum transactions”.

•

Consolidated Foreign Investments. Speedway Motorsports International Limited, a wholly-owned subsidiary of Oil-Chem, has conducted oil and gas exploration and production activities since 2006. As described in Note 6, the Credit Facility permits investing up to specified amounts in oil and gas activities and allows for contracts and contract assignment associated with buying and selling of bulk petroleum products to specified foreign parties. In 2006, SMIL purchased interests in two foreign entities owning certain oil and gas mineral rights in Russia for cash consideration aggregating $4,000,000 for the company OOO Visheraneft and $2,589,000 for a majority interest in OOO Vorga. These entities have been consolidated, and associated minority interests were insignificant and included in liabilities prior to discontinuing operations. In accordance with FASB Interpretation No. 46R (FIN 46R) “Consolidation of Variable Interest Entities”, the Company evaluates whether the assets, liabilities, noncontrolling interests, and operations of a variable interest entity should be consolidated. The Company evaluated certain parties involved with its oil and gas investment activities under FIN 46R. Under certain FIN 46R exemptions, the Company excluded from evaluation certain parties due to the business exemption or access to financial data. However, the activities of these entities are described below.

Capitalized expenditures for oil and gas exploration and production activities, including acquisition related activities in 2006, amounted to $6,828,000 in 2008, $5,650,000 in 2007 and $9,575,000 in 2006. Before reclassification for discontinuing operations and impairment charges: (i) as of December 31, 2008 and 2007, amounts invested and capitalized in these entities aggregate $22,053,000 (approximately $9,627,000 for Visheraneft and $12,426,000 for Vorga) and $15,225,000, respectively, consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method; (ii) associated oil and gas exploration and production activities were accounted for using the full-cost method of accounting; (iii) direct and certain indirect costs associated with acquisition, exploration, development and production of oil and gas properties were capitalized and included in property and equipment as “capitalized oil and gas exploration and production costs”; (iv) amortization of these costs was determined using the unit-of-production method based on estimated proven oil and gas reserves; and (v) costs associated with properties under development or unevaluated were initially excluded from full cost amortization bases until determined “proven” or not, at which time capitalized amounts would have become subject to the full cost ceiling limitations. The Company performed quarterly ceiling tests to evaluate whether carrying values of full cost pools exceeded ceiling limitations (see “Uncertain Recovery of Foreign Investments and Receivables” below for related 2008 impairment charges included in loss from discontinued operations).

•

Revenues and Other Period Information. There were no significant revenues from Russian oil and gas exploration and production activities in 2006 through 2008, and associated operating costs in any one period were not significant. There were no oil and gas transactions reported on a gross basis in 2006 through 2008, and no energy supply contract related oil and gas transactions reported on a net basis in 2007 or 2008. The Company had a contract to supply petroleum products that was considered an energy supply contract and was treated as a derivative under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” that expired September 30, 2006. Operating profits or losses associated with the expired trading contract were reported on a net basis in other operating revenue in 2006. In 2006, oil and gas transactions reported on a net basis had associated billings totaling $150,007,000, and associated profits, excluding recovery allowances, amounted to $2,983,000.

•

Uncertain Recovery of Foreign Investments and Receivables. As described above, capitalized amounts invested in Visheraneft and Vorga before impairment aggregated $22,053,000 and $15,225,000 as of December 31, 2008 and 2007. The Russian “Ruble” currency denomination is used in performing the Company’s full cost ceiling test as described above, which includes future revenue projection. In the fourth quarter 2008, the Ruble weakened against the US Dollar and crude oil prices declined raising significant uncertainties about the economic viability and ultimate recovery of these investments. For unproven reserves, the results of exploratory wells and related stratigraphic tests to date have neither confirmed nor denied that reserves exist. Also, the Company continues to encounter ongoing challenges and business risks in conducting these activities in foreign countries. Additional significant capital investments could be required for extraction and production from proven reserves, and for properties under development or unevaluated until reserves are “proven” or not, which may or may not be profitable or increase the likelihood of recovery. Without significant additional capital expenditures, as of December 31, 2008, investment carrying values were found to exceed estimated fair values. Carrying values were previously determined using the valuation methods described above. As such, a loss of $22,053,000, with no tax effect, for impairment of these investments is reflected in the 2008 loss from discontinued operations.

For each of these investment interests, the Company may decide to spend, depending on perceived possibilities, or be required to spend certain additional amounts or take legal action to protect or preserve its interest in order to maintain or maximize the potential recovery value, and to protect other aspects of the Company’s oil and gas investments. Such additional expenditures, although presently undeterminable, could become material depending on the facts, circumstances and ultimate outcome of any attempted recovery or resolution. Those costs, if significant and ultimately not recovered, could have a material adverse effect on the Company’s future financial position, results of operations or cash flows. At this time, all expenditures after December 31, 2008 will likely be expensed and included in the results of discontinued operations.

As of December 31, 2008 and 2007, the Company had credit risk concentration in receivables associated with bulk petroleum sales and purchase transactions. Approximately $2,050,000 and $2,886,000 of net accounts receivable are due from a relatively small number of petroleum industry customers and merchants in Central America as of December 31, 2008 and 2007. As of December 31, 2008, the Company had no outstanding standby letters of credit associated with oil and gas activities and no bulk petroleum product inventory. As of December 31, 2008 and 2007, uncertainty exists as to the recovery of $12,000,000 drawn by a bank under a Company guarantee for obligations owed by certain third parties for petroleum product purchases utilizing their bank line of credit. The bank claimed and took possession of funds for payment under the guarantee for non-payment by the third parties, notwithstanding the

Company’s belief that payment was not required nor rightfully drawn upon by the bank. The Company believes it has lawful recourse against the third parties and the bank, and is seeking recovery of the funds. However, uncertainty exists as to ultimate recovery of the amount due, which is reflected in accounts receivable, and has been fully reserved as of December 31, 2008 and 2007. The recovery allowance of $12,000,000 is included in loss on discontinued operations in 2007. See Note 10 for information on legal proceedings associated with oil and gas activities.

At December 31, 2008 and 2007, uncertainty exists as to the full realization of receivables due from two foreign entities and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from two foreign entities because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in foreign countries. Management is currently pursuing available recovery alternatives. Under its profit and loss sharing arrangement, the Company has recorded receivables from Oasis, a significant portion of which pertains to that entity’s reimbursable share of loss associated with the recoverability assessment of amounts due from these two foreign entities and with the impairment charges related to the Company’s foreign investments. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities; therefore, uncertainty exists regarding recoverability. As of December 31, 2008 and 2007, the Company has recorded allowances for these possibly uncollectible amounts of approximately $38,661,000 and $23,086,000 based on estimated ultimate realization after possible recovery, settlement and other costs and insurance.

As of December 31, 2008 and 2007, the Company has recorded allowances for possible uncollectible amounts aggregating approximately $50,661,000 and $35,086,000 for these oil and gas activities. Recovery allowances, which are included in loss on discontinued operation, amounted to approximately $15,575,000 in 2008, $18,798,000 in 2007 and $15,057,000 in 2006. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The following is management’s conclusion and report on the Company’s internal control over financial reporting as of December 31, 2008:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 13, 2009

The management of Speedway Motorsports, Inc. is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f).

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

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override of controls. Because of such limitations, there is a risk that material misstatements due to error or fraud may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process and, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Speedway Motorsports, Inc. assessed the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the management of Speedway Motorsports, Inc. concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting in the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In December 2008, the Board of Directors decided to discontinue the Company’s oil and gas operations and directed management to determine the method and cost of the exit process. The Company concluded on March 9, 2009 that the value of the Company’s interests in oil fields located in Russia had been substantially diminished. As a result, the Company recorded an impairment charge of approximately $22.1 million, with no income tax effect, in the quarter and year ended December 31, 2008, in accordance with generally accepted accounting principles. See Note 15 to the Consolidated Financial Statements for additional information on discontinuing oil and gas operations.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is furnished by incorporation by reference to all information under the captions titled “Directors, Directors-Nominees and Executive Officers”, “Corporate Governance”, “Committees of the Board and Board Meetings”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of Stockholders to be held on April 21, 2009 (the Proxy Statement).

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

The information required by this item is furnished by incorporation by reference to all information under the caption “General – Beneficial Ownership of Common Stock” and “Proposed Approval of the Speedway Motorsports, Inc. 2004 Stock Incentive Plan Amended and Restated as of February 10, 2009” in the Proxy Statement.

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

See the Index to Financial Statements which appears on page 55 hereof.

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Speedway Motorsports, Inc. (“SMI”) (incorporated by reference to Exhibit 3.1 to SMI’s Registration Statement on Form S-1 filed December 22, 1994 (File No. 33-87740) of SMI (the “Form S-1”)).

3.2	Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form S-1).

3.3	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431)).

3.4	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091)).

3.5	Amendment No. 1 to Bylaws of SMI (incorporated by reference to Exhibit 3.5 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2	Indenture dated as of May 16, 2003 among SMI, the guarantors named therein, and U.S. Bank National Association, as trustee (the “2003 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 Form 10-Q”)).

4.3	Form of 6 3/4% Senior Subordinated Notes due 2013 (included in the 2003 Indenture).

*10.1	Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R. Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).

*10.2	Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and H.A. “Humpy” Wheeler, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.44 to the Form S-1).

*10.3	Speedway Motorsports, Inc. 1994 Stock Option Plan Amended and Restated May 9, 2002 (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed May 31, 2002 (File No. 333-89496)).

*10.4	Speedway Motorsports, Inc. Formula Stock Option Plan Amended and Restated May 2, 2002 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed April 25, 2002).

*10.5	Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and Restated as of May 3, 2000 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed March 24, 2000).

10.6	Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to Form S-1).

10.7	Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton Smith in favor of SMI (incorporated by reference to Exhibit 10.20 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.8	Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).

10.9	Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

10.10	Guaranty Agreement dated as of December 18, 1996 among SMI, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).

10.11	Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe’s Home Centers, Inc., Lowe’s HIW, Inc. and Sterling Advertising Ltd. (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.12	Asset Purchase Agreement between Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc., Bristol Motor Speedway, Inc. and Levy Premium Foodservice Limited Partnership dated November 29, 2001 (the “Levy Asset Purchase Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.14 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)).

10.13	Amendment Number 1 to Levy Asset Purchase Agreement dated January 31, 2002 (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the 2001 Form 10-K).

10.14	Management Agreement by and between SMI, Levy Premium Foodservice Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (the “Levy Management Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to the 2001 Form 10-K).

10.15	Assignment of and Amendment to Levy Management Agreement dated January 24, 2002 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

10.16	Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy Premium Foodservice Limited Partnership (incorporated by reference to Exhibit 10.18 to the 2001 Form 10-K).

10.17	Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc. in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc., Bristol Motor Speedway, Inc. and SMI (incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K).

10.18	Naming Rights Agreement Between Sears Point Raceway, LLC and SMI, and Infineon Technologies North America Corp., dated June 11, 2002 (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed June 24, 2002).

10.19	Credit Agreement dated as of May 16, 2003 among SMI and Speedway Funding, LLC as borrowers, certain subsidiaries and related parties of SMI, as Guarantors, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (the “2003 Credit Agreement”) (incorporated by reference to Exhibit 10.1 to SMI’s June 30, 2003 Form 10-Q).

10.20	Pledge Agreement dated as of May 16, 2003 by SMI and the subsidiaries of SMI that are guarantors under the 2003 Credit Agreement, as pledgors, and Bank of America, N.A. as agent for the Lenders and a Lender under the 2003 Credit Agreement (incorporated by reference to Exhibit 10.2 to SMI’s June 2003 Form 10-Q).

10.21	Registration Rights Agreement dated as of May 16, 2003 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.3 to SMI’s June 2003 Form 10-Q).

10.22	Purchase Agreement dated May 8, 2003 by and among SMI, the Guarantors named therein and Bank of America Securities LLC, Wachovia Securities, Inc., Credit Lyonnais Securities (USA) Inc., Fleet Securities, Inc. and SunTrust Capital Markets Inc. (incorporated by reference to Exhibit 10.4 to SMI’s June 2003 Form 10-Q).

*10.23	Description of Compensatory Arrangement with Mr. Marcus G. Smith (incorporated by reference to SMI’s Current Report on Form 8-K filed February 19, 2008).

*10.24	Speedway Motorsports, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed April 28, 2004 (File No. 333-114965)).

*10.25	Form of Incentive Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed December 14, 2004).

*10.26	Form of Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on 8-K filed December 14, 2004).

10.27	Second Amendment to Credit Agreement dated as of March 15, 2005, relating to the 2003 Credit Agreement, by and among SMI, Speedway Funding, LLC, and certain of SMI’s subsidiaries and related parties, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*10.28	Speedway Motorsports, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “SMI 2005 Form 10-K”)).

10.29	Agreement and Plan of Merger dated August 29, 2005 by and among SMISC, LLC, a Delaware limited liability company (“Parent”), Motorsports Authentics, Inc., an Arizona corporation and a wholly-owned indirect Subsidiary of Parent, Action Performance Companies, Inc., an Arizona corporation, and certain members of Parent (incorporated by reference to Exhibit 2.1 to SMI’s Current Report on Form 8-K filed August 30, 2005).

10.30	Third Amendment to Credit Agreement dated as of December 2, 2005, relating to the 2003 Credit Agreement, by and among SMI and certain of its subsidiaries and related parties, and the Lenders named therein, including Bank of America, N.A. as agent for the Lenders and a Lender (incorporated by reference to Exhibit 10.30 to SMI’s 2005 Form 10-K).

10.31	Fourth Amendment, dated May 15, 2006, to the Credit Agreement dated May 16, 2003, as amended, among SMI and certain of its subsidiaries and related parties, and the various Lenders identified on the signature pages thereto (the “Lenders”), including Bank of America, N.A. as Administrative Agent for the Lenders, Wachovia Bank N.A., as Syndication Agent, Calyon New York Branch and SunTrust Bank, as the Documentation Agents, and Banc of America Securities LLC, as Lead Arranger and Book Manager, for the Lenders (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “SMI September 30, 2006 Form 10-Q”)).

10.32	Fifth Amendment, dated August 30, 2006, to the Credit Agreement dated May 16, 2003, as amended, among SMI and certain of its subsidiaries and related parties, and the various Lenders identified on the signature pages thereto (the “Lenders”), including Bank of America, N.A. as Administrative Agent for the Lenders, Wachovia Bank N.A., as Syndication Agent, Calyon New York Branch and SunTrust Bank, as the Documentation Agents, and Banc of America Securities LLC, as Lead Arranger and Book Manager, for the Lenders. (incorporated by reference to Exhibit 10.2 to SMI’s September 30, 2006 Form 10-Q).

*10.33	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on 8-K filed October 23, 2006).

10.34	Sixth Amendment, dated January 10, 2008, to the Credit Agreement dated May 16, 2003, as amended, among SMI and certain of its subsidiaries and related parties, and the various Lenders identified on the signature pages thereto (the “Lenders”), including Bank of America, N.A. as Administrative Agent for the Lenders, Wachovia Bank N.A., as Syndication Agent, Calyon New York Branch and SunTrust Bank, as the Documentation Agents, and Banc of America Securities LLC, as Lead Arranger and Book Manager, for the Lenders (incorporated by reference to Exhibit 10.1 to SMI’s January 16, 2008 Form 8-K).

10.35	Stock Purchase Agreement, dated October 30, 2007, between SMI, Robert P. Bahre and Gary G. Bahre relating to the New Hampshire International Speedway (incorporated by reference to Exhibit 10.34 to the 2007 Form 10-K).

*10.36	Incentive Compensation Plan, dated as of April 18, 2007 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on March 21, 2007).

10.37	Seventh Amendment, dated as of April 11, 2008, with an effective date of December 31, 2007, to the Credit Agreement dated May 16, 2003, as amended, among SMI and certain of its subsidiaries and related parties, and the various Lenders identified on the signature pages thereto (the “Lenders”), including Bank of America, N.A. as Administrative Agent for the Lenders, Wachovia Bank N.A., as Syndication Agent, Calyon New York Branch and SunTrust Bank, as the Documentation Agents, and Banc of America Securities LLC, as Lead Arranger and Book Manager, for the Lenders.

*10.38	Speedway Motorsports, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009.

*10.39	Speedway Motorsports, Inc. 2008 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix A to SMI’s Definitive Proxy Statement filed March 8, 2008).

10.40	Asset Purchase Agreement between Kentucky Speedway, LLC and SMI dated May 21, 2008 (incorporated by reference to Exhibit 10.2 to SMI’s quarterly report on Form 10-Q for the quarter ended June 30, 2008).

21.1	Subsidiaries of SMI.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.

23.3	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm, Grant Thornton LLP.

*	Management compensation contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.		Date: March 13, 2009

BY:	/s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dates

/s/ O. BRUTON SMITH O. Bruton Smith	Chairman, Chief Executive Officer (principal executive officer) and Director	March 13, 2009

/s/ WILLIAM R. BROOKS William R. Brooks	Vice Chairman, Chief Financial Officer and Treasurer (principal financial officer and accounting officer) and Director	March 13, 2009

/s/ MARCUS G. SMITH Marcus G. Smith	Chief Operating Officer, President and Director	March 13, 2009

/s/ MARK M. GAMBILL Mark M. Gambill	Director	March 13, 2009

/s/ JAMES P. HOLDEN James P. Holden	Director	March 13, 2009

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 13, 2009

/s/ TOM E. SMITH Tom E. Smith	Director	March 13, 2009