Form 10-Q
period 2009-03-31
SPEEDWAY MOTORSPORTS INC
filed 2009-05-07
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

As of May 4, 2009, there were 42,772,229 shares of the registrant’s common stock outstanding.

This Quarterly Report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, and “Controls and Procedures”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2009 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, sponsorships, financing needs, merchandising joint ventures, discontinued oil and gas activities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “estimates”, “could”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in the Company’s 2008 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q. Forward-looking statements included in this report are based on information available to the Company as of the date filed, and the Company assumes no obligation to update any such forward-looking information contained in this report.

The Company’s website is located at www.speedwaymotorsports.com. The Company makes available free of charge, through its website, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after those materials are electronically filed with the Securities and Exchange Commission (SEC). The Company’s SEC filings are publicly available over the internet at the SEC’s website at www.sec.gov. You may also read and copy any document the Company files with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, DC 20549. You can also obtain copies of the documents at prescribed rates by writing to the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the Public Reference Room operations by calling the SEC at 1-800-SEC-0330. The Company posts on its website the charters of the Company’s Audit, Compensation and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain corporate governance materials stipulated by SEC or New York Stock Exchange (NYSE) regulations. Please note that the Company’s website is provided as an inactive textual reference only. Information provided on the Company’s website is not part of this report, and is not incorporated by reference unless otherwise specifically referenced as such in this report. The documents are also available in print, free of charge, to any requesting shareholder by contacting the Company’s corporate secretary at its company offices.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$109,768	$52,678
Short-term investments	2,430	5,387
Accounts and notes receivable, net	68,925	42,667
Prepaid income taxes	2,833	17,301
Inventories	13,689	13,552
Prepaid expenses	5,258	3,870
Deferred income taxes	5,482	5,482
Current assets of discontinued operation	2,128	2,101

Total Current Assets	210,513	143,038

Notes and Other Receivables:
Affiliate	4,999	5,084
Other	7,335	7,424
Other Assets	24,419	22,929
Property and Equipment, Net	1,191,972	1,195,540
Equity Investment in Associated Entity	75,427	77,066
Other Intangible Assets, Net	397,508	397,540
Goodwill	185,788	185,788

Total	$2,097,961	$2,034,409

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except share amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt (Note 5)	$381,169	$1,157
Accounts payable	23,209	19,383
Deferred race event income, net	119,609	105,392
Accrued interest	7,919	2,863
Accrued expenses and other current liabilities	21,256	22,472
Current liabilities of discontinued operation	531	382

Total Current Liabilities	553,693	151,649
Long-term Debt	335,029	685,323
Payable to Affiliate	2,594	2,594
Deferred Income, Net	9,004	9,226
Deferred Income Taxes	283,783	284,624
Other Liabilities	15,630	15,631

Total Liabilities	1,199,733	1,149,047

Commitments and Contingencies (Notes 1, 2, 5, 6, 8 and 11)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000; no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000; issued and outstanding—42,831,000 in 2009 and 43,128,000 in 2008	449	449
Additional Paid-in Capital	240,441	240,089
Retained Earnings	716,990	700,506
Accumulated Other Comprehensive Loss	(63)	(72)
Treasury stock at cost, shares—2,072,000 in 2009 and 1,758,000 in 2008	(59,589)	(55,610)

Total Stockholders’ Equity	898,228	885,362

Total	$2,097,961	$2,034,409

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31:
	2009	2008
Revenues:
Admissions	$46,791	$53,620
Event related revenue	39,055	51,275
NASCAR broadcasting revenue	38,088	37,633
Other operating revenue	9,634	12,698

Total Revenues	133,568	155,226

Expenses and Other:
Direct expense of events	20,767	23,039
NASCAR purse and sanction fees	26,166	26,894
Other direct operating expense	7,505	10,859
General and administrative	20,553	21,472
Depreciation and amortization	13,213	11,800
Interest expense, net	7,771	9,592
Equity investee losses (earnings)	1,612	(1,591)
Other (income) expense, net	(178)	89

Total Expenses and Other	97,409	102,154

Income from Continuing Operations Before Income Taxes	36,159	53,072
Provision for Income Taxes	(14,763)	(20,871)

Income from Continuing Operations	21,396	32,201
Loss from Discontinued Operation, Net of Taxes (Note 11)	(1,047)	(1,299)

Net Income	$20,349	$30,902

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.50	$0.74
Discontinued Operation	(0.03)	(0.03)

Net Income	$0.47	$0.71

Weighted Average Shares Outstanding	42,986	43,523

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.50	$0.74
Discontinued Operation	(0.03)	(0.03)

Net Income	$0.47	$0.71

Weighted Average Shares Outstanding	42,986	43,563

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, January 1, 2009	43,128	$449	$240,089	$700,506	$(72)	$(55,610)	$885,362
Net income	—	—	—	20,349	—	—	20,349
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	9	—	9

Comprehensive income							20,358

Share-based compensation, net of forfeitures	17	—	352	—	—	—	352
Cash dividends of $0.09 per share of common stock	—	—	—	(3,865)	—	—	(3,865)
Repurchases of common stock at cost	(314)	—	—	—	—	(3,979)	(3,979)

Balance, March 31, 2009	42,831	$449	$240,441	$716,990	$(63)	$(59,589)	$898,228

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31:
	2009	2008
Cash Flows from Operating Activities:
Net income	$20,349	$30,902
Loss from discontinued operation, net of tax	1,047	1,299
Cash used by operating activities of discontinued operation	(925)	(537)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Loss on disposal of property and equipment	—	124
Depreciation and amortization	13,213	11,800
Amortization of deferred income	(278)	(282)
Deferred income tax provision	(841)	(21,659)
Equity investee losses (earnings)	1,612	(1,591)
Share-based compensation	352	304
Changes in operating assets and liabilities, net of business acquisition:
Accounts and notes receivable	(26,145)	(36,238)
Prepaid and accrued income taxes	14,468	41,747
Inventories	(110)	(2,852)
Prepaid expenses	(1,388)	(883)
Accounts payable	4,683	12,561
Deferred race event income	14,217	12,002
Accrued expenses and other liabilities	3,859	2,248
Deferred income	72	215
Other assets and liabilities	(1,566)	1,626

Net Cash Provided By Operating Activities	42,619	50,786

Cash Flows from Financing Activities:
Borrowings under long-term debt	30,000	300,000
Principal payments on long-term debt	(282)	(2)
Payments of loan amendment costs	—	(386)
Dividend payments on common stock	(3,865)	—
Exercise of common stock options	—	547
Tax benefit from exercise of stock options	—	66
Repurchases of common stock	(3,979)	(2,179)

Net Cash Provided By Financing Activities	21,874	298,046

The accompanying notes are an integral part of these consolidated financial statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31:
	2009	2008
Cash Flows from Investing Activities:
Payments for:
Capital expenditures	$(10,474)	$(13,105)
NHMS business acquisition, net of cash acquired	—	(330,066)
Proceeds from sales of property and equipment	30	151
Proceeds from distributions of short-term investments	2,970	3,204
Repayment of notes and other receivables	71	88
Cash used in investing activities of discontinued operation	—	(2,224)

Net Cash Used By Investing Activities	(7,403)	(341,952)

Net Increase In Cash and Cash Equivalents	57,090	6,880
Cash and Cash Equivalents at Beginning of Period	52,678	156,273

Cash and Cash Equivalents at End of Period	$109,768	$163,153

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$3,104	$3,818
Cash paid for income taxes	350	53
Supplemental Non-Cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	(839)	4,237

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned and operated subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Kentucky Speedway, LLC d/b/a Kentucky Speedway (KS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), New Hampshire Motor Speedway, Inc. d/b/a New Hampshire Motor Speedway (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), 600 Racing, Inc. (600 Racing), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA LLC a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations. See Note 1 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K for further description of its business operations, properties and scheduled events.

In 2009, the National Association for Stock Car Auto Racing, Inc. (NASCAR) sanctioned Craftsman Truck Series was renamed the Camping World Truck Series. Hereafter, the Camping World Truck naming convention is used throughout this document.

Racing Events—In 2009, the Company plans to hold 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. These 23 major NASCAR scheduled sanctioned races include the Nationwide Series race at KS purchased in December 2008. The Company also plans to hold eight NASCAR Camping World Truck Series racing events, three IndyCar Series (IRL) racing events, five major National Hot Rod Association (NHRA) racing events, two ARCA RE/MAX Series racing events, and three World of Outlaws (WOO) racing events. In 2008, the Company held 22 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and nine Nationwide Series racing events, eight NASCAR Camping World Truck Series racing events, two IRL racing events, five major NHRA racing events, and two WOO racing events.

Discontinuation of Oil and Gas Activities (Note 11)—In the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries, particularly Russia. Those operations are presented herein as discontinued operations and all prior periods presented have been reclassified. All note disclosures pertain to continuing operations unless otherwise indicated.

2008 New Hampshire Motor Speedway Acquisition—On January 11, 2008, the Company purchased 100% of the outstanding stock of New Hampshire Speedway, Inc., d/b/a New Hampshire International Speedway, for $340,000,000 in cash. The New Hampshire International Speedway was renamed New Hampshire Motor Speedway. The purchase price was funded with available cash and $300,000,000 in borrowings under the Company’s Credit Facility (see Note 5). See Notes 1 and 14 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K for additional information on the NHMS purchase transaction, facilities and operations.

2008 Kentucky Speedway Acquisition—On December 31, 2008, the Company purchased substantially all of Kentucky Speedway, LLC assets through the satisfaction of $63,300,000 in debt, payment of $7,500,000 in 60 monthly installments of $125,000 beginning 30 days after closing, and a contingent payment of an additional $7,500,000 in 60 monthly installments of $125,000 beginning on the first day of the month following satisfaction of specified conditions. The purchase of KS expands the Company’s motorsports business into a desirable market, and management believes these facilities provide opportunities for increasing revenues and profitability, cost-saving synergies and other financial benefits. The purchase price was funded with available cash and borrowings under the Credit Facility. The acquisition is being accounted for using the purchase method and the results of operations after acquisition are included in the Company’s consolidated statements of income. The acquisition was not significant and presentation of pro forma financial information was not required. The purchase price and direct acquisition costs were allocated to net assets acquired at their preliminary estimated fair market values at acquisition date. The Company is presently finalizing the recorded preliminary allocation, including valuation of intangible assets, if any, acquired. Based on current information, management does not believe the final purchase price allocation will materially differ from that used in the accompanying consolidated balance sheets. The contingent payment obligation will be recorded if and when paid upon satisfaction of those conditions as required under Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” by increasing property and equipment or intangible assets depending on final valuation analysis.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its 2008 Annual Report on Form 10-K. In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company’s motorsports business. See Note 2 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K for further discussion of significant accounting policies, including classification and recognition of revenues, expenses and deferred race event income, net.

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

The more significant racing schedule changes for the three months ended March 31, 2009 as compared to 2008 includes the following: AMS held a NASCAR Nationwide Series racing event in the first quarter 2008 that is scheduled to be held in the third quarter 2009.

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

MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results, and the Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements. The Company’s share of MA’s operating results for December 1 through February 28 is included in “equity investee earnings or losses” for the Company’s reporting periods ended March 31, 2009 and 2008. MA reports sales and other taxes collected from customers on a gross basis. All significant unrealized intercompany profits or losses pertain to unsold merchandise and have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since formation of MA. The Company’s share of undistributed equity deficit from equity investee losses included in the Company’s retained earnings was approximately $59,794,000 at March 31, 2009 and $58,155,000 at December 31, 2008. See “Fair Value of Financial Instruments” below for additional information on a contingent guarantee obligation associated with MA.

The following table presents summarized financial information on the first quarter operating results of MA for 2009 and 2008 (in thousands):

	First Quarter
	2009	2008
Net sales	$37,927	$60,333
Gross profit	8,654	19,306
Income (loss) from continuing operations	(3,278)	3,588
Net income (loss)	(3,278)	3,588

MA first quarter 2008 results reflect, among other factors, increased merchandise sales of Dale Earnhardt, Jr., a popular NASCAR driver and material MA licensor, who changed racing teams at the end of 2007. There were no similar changes that favorably impacted MA first quarter 2009 results. Also, MA first quarter 2009 results were negatively impacted by decreased attendance at motorsports racing events and ongoing recessionary conditions and reduced discretionary spending. The Company continues to believe the sale of licensed and unlicensed motorsports merchandise, particularly NASCAR merchandise, represents a significant opportunity to increase long-term profitability. MA management continues to make changes in the structure of its business and implement business process improvements and cost reduction initiatives in ongoing efforts to reduce cost of sales and operating costs. MA management believes additional opportunities exist for continued cost reductions and increased revenues, and continues to review business processes for ongoing improvement opportunities.

The Company follows the impairment provisions of Accounting Principles Board (APB) Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” whereby declines in estimated investment fair value below carrying value assessed as other than temporary would be recognized as a charge to earnings to reduce carrying value to estimated fair value. The Company periodically evaluates for possible declines in value and determines if declines are other than temporary based on, among other factors, the sufficiency and outcome of equity investee performed impairment assessments (which includes third party appraisals and other analyses), the amount and length of time that fair value may have been below carrying value, near-term and longer-term operating and financial prospects of equity investees, and the Company’s intent and ability to hold the equity investment for a period of time sufficient to allow for any anticipated recovery. As of March 31, 2009, the Company believes there were no indications of a decline below MA’s carrying value that was other than temporary. However, should the fair value of the Company’s equity investment in MA decline below its carrying value, and such decline was other than temporary, the Company would be required to record an impairment charge to reduce the carrying value to fair value, which could have a material adverse impact on its future financial condition or results of operations. The Company’s analysis is subjective and based on assumptions, conditions and trends existing at time of evaluation.

MA continues to have a material amount of inventory, goodwill and other intangible assets. A significant portion of MA’s 2008 and 2009 revenues and gross profits relate to sales of Dale Earnhardt, Jr. licensed merchandise, which may or may not continue at those levels. Future profits or losses could be affected by or depend on future demand, trends, economic conditions, consumer and corporate spending sentiment, including prolonged recessionary conditions, and other market conditions and factors such as the success of motorsports, the popularity of its licensed drivers and teams, the magnitude and timing of its licensed driver and team changes, particularly for NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow”, competition for MA products, and the success of MA management in achieving sustained profitability. The management of MA periodically assesses the realization of inventories, including the sufficiency of lower of cost or market provisions based on, among other factors, current inventory levels, assumptions about current and future demand, market conditions and trends that might adversely impact exposure to excess product levels and realization.

Although not currently planned, the Company could increase its investment in MA, including additional equity contributions or loans. MA’s ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. The Company’s current and future carrying value of this equity investment could become impaired for changes in profitability, operating cash flows, market and economic conditions, including prolonged recessionary conditions, and other factors that could adversely impact recovery. Should future MA inventory or long-lived assets become impaired resulting in a material impairment charge, the Company would be required to record its 50% share which could have a material adverse impact on the Company’s future financial condition or results of operations.

Effective Income Tax Rates—The Company’s effective income tax rate for the three months ended March 31, 2009 and 2008 was 40.8% and 39.3%, respectively. The Company provides for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. The first quarter 2009 tax rate was negatively impacted by increases in valuation allowances against deferred tax assets associated with MA equity investee losses because management determined that ultimate realization is not more likely than not, and decreases in income exempt from income taxes. The first quarter 2009 tax rate was positively impacted by expected reductions in state income tax rates. The first quarter 2008 rate reflects higher state income tax rates associated with accounting for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities associated with NHMS. As of March 31, 2009 and December 31, 2008, valuation allowances of approximately $34,516,000 and $33,816,000 are reflected against deferred tax assets, for certain deferred tax assets and state net operating loss carryforwards, because management has determined that ultimate realization is not more likely than not.

FASB Interpretation No. 48 Disclosures—The Company follows FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48) which, among other things, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, and disclosures. Income tax liabilities for unrecognized tax benefits approximate $7,572,000 as of March 31, 2009 and December 31, 2008 and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. The Company recognized interest and penalties on uncertain tax positions of $157,000 and $148,000 in the three months ended March 31, 2009 and 2008. As of March 31, 2009 and December 31, 2008, the Company had $4,215,000 and $4,058,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of March 31, 2009, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. As of March 31, 2009, management believes it is reasonably possible that unrecognized tax benefits may decrease within the next twelve months by approximately $1,200,000 for projected resolutions of tax examinations and $500,000 due to the expiration of the statute of limitations. The tax years that remain open to examination include 2002 through 2008 by the North Carolina Department of Revenue, and 2005 through 2008 by all other taxing jurisdictions to which the Company is subject.

A reconciliation of the change in the total unrecognized tax benefits and other information for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	2009	2008
Beginning of period	$7,572	$7,159
Increases for tax positions of current year	—	452
Increases (decreases) for tax positions of prior years	—	—
Increases (decreases) for settlements with taxing authorities	—	—
Reductions for lapse of applicable statute of limitations	—	—

End of period	$7,572	$7,611

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended March 31, 2009 and 2008 amounted to $2,543,000 and $2,799,000.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts and notes receivable, marketable equity securities and interest rate swaps. The Company places its cash and cash equivalents, short-term investments and interest rate swaps with major high-credit qualified financial institutions, limiting its exposure to concentrations of credit risk. Concentrations of credit risk with respect to accounts receivable are limited due to the large numbers and wide variety of customers and customer industries and their broad geographical dispersion. Also, a significant portion of the

Company’s accounts receivable typically pertain to advance revenues for specific events which are deferred until the event is held. As such, exposure to credit risk on such receivables that could adversely affect operating results is limited until recognition of the associated deferred race event income. As of March 31, 2009, the Company has no significant concentration of accounts receivable or deferred revenue related to automobile manufacturers or other customers associated with that industry. The Company generally requires sufficient collateral equal to or exceeding note amounts, or accepts notes from high-credit quality entities or high net-worth individuals, limiting its exposure to credit risk. Amounts due from affiliates typically can be offset to the extent of amounts payable to affiliates, limiting the Company’s exposure to credit risk. As further described in Note 11, oil and gas activities have concentrations of credit risk different from the Company’s motorsports operations as of March 31, 2009.

Fair Value of Financial Instruments—The Company follows Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, including Financial Accounting Standards Board (FASB) Staff Position FAS 157-2, which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, short-term investments, accounts and notes receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Short-term investments, marketable debt and equity securities, and interest rate swaps are carried at fair value based on binding and non-binding broker quoted market prices. Notes and other receivables and bank revolving credit facility borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior subordinated notes payable are publicly traded and estimated fair value is based on single broker quote market quotes. Other long-term debt is non-interest bearing and discounted based on estimated current cost of borrowings and, therefore, carrying values approximate market value. Quoted market prices are not available for determining market value of the Company’s equity investment in associated entity or consolidated foreign oil and gas investments. For equity investments, the Company estimates fair value using various methods including estimated discounted cash flows and comparable revenue and other market multiples.

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of March 31, 2009 and December 31, 2008 (in thousands):

	Level	Class	March 31, 2009		December 31, 2008
			Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$109,768	$109,768	$52,678	$52,678
Short-term investments	2	R	2,430	2,430	5,387	5,387
Marketable equity securities	1	R	30	30	14	14
Floating rate notes receivable	2	R	3,810	3,810	3,910	3,910

Liabilities (Note 5)
Floating rate revolving Credit Facility	2	R	380,000	380,000	350,000	350,000
6 3/4% Senior Subordinated Notes payable	1	NR	330,000	276,375	330,000	237,600
Other long-term debt	2	NR	6,186	6,186	6,480	6,480
Cash flow interest swap on revolving Credit Facility	2	R	321	321	451	451

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Short-term investments consist principally of liquid marketable mutual fund securities and auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, and realized and unrealized gains or losses are included in the Company’s consolidated statements of income. As of March 31, 2009 and December 31, 2008, the Company has marketable securities investments of approximately $1,455,000 and $2,021,000 in the Columbia Strategic Asset Mutual Fund of Bank of America. As of March 31, 2009 and December 31, 2008, the investment was recorded at its estimated fair market value of 83.4% and 82.7% of par. As of March 31, 2009 and December 31, 2008, the Company has approximately $975,000 and $1,000,000 invested in auction rate securities which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

As of March 31, 2009 and December 31, 2008, the Company had contingent guarantee obligations associated with an equity investment that are limited to $11,900,000 and $12,000,000, decrease annually and expire through 2015 based on specified terms and conditions. At this time, management believes the fair value of this guarantee is presently insignificant.

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

Recently Issued Accounting Standards—Effective first quarter 2008, the Company adopted SFAS No. 157 “Fair Value Measurements”, except as it applies to nonfinancial assets and nonfinancial liabilities addressed in FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157”. The Company’s adoption of the provisions of SFAS No. 157 with regard to nonfinancial assets and nonfinancial liabilities in the first quarter of 2009 had no significant impact on its financial statements or disclosures.

In April 2009, FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” was issued which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has had no business combinations since December 31, 2008 and, therefore, FSP FAS 141(R)-1 has had no impact on the Company’s financial statements since January 1, 2009. However, the nature and magnitude of any specific effects would depend upon the nature, terms and size of any acquisition consummated after the effective date.

In December 2007, SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued which, among other things, changes the accounting and reporting for noncontrolling interests in subsidiaries or minority interests. Minority interests will be recharacterized as noncontrolling interests and reported as a component of equity separate from parent equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. Consolidated net income will be reported at amounts that include amounts attributable to both the parent and noncontrolling interests, and amounts attributable to the parent and noncontrolling interests will be disclosed on the face of the consolidated statement of income. SFAS No. 160 establishes a single method of accounting for changes in parent ownership interest in a subsidiary that does not result in deconsolidation, and eliminates the requirement to apply purchase accounting to parent acquisition of noncontrolling ownership interests in a subsidiary. A parent will be required to recognize a gain or loss in net income when a subsidiary is deconsolidated, and deconsolidate a subsidiary as of the date the parent ceases to have a controlling financial interest. Upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. Also, expanded disclosures will be required that clearly identify and distinguish between the interests of parent owners and noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008, except for presentation and disclosure requirements, which are to be applied retrospectively. The Company’s adoption of SFAS No. 160 as of January 1, 2009 had no significant impact on its financial statements or disclosures.

In April 2008, FSP 142-3 “Determination of the Useful Life of Intangible Assets” was issued which, among other things, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets”. FSP 142-3 also requires additional disclosures on information that can be used to assess the extent to which future cash flows associated with intangible assets are affected by an entity’s intent or ability to renew or extend such arrangements and on associated accounting policies. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of FSP 142-3 as of January 1, 2009 had no significant impact on its financial statements or disclosures.

In April 2009, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4) was issued to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even where significant decreases in the volume and level of activity has occurred, and regardless of the valuation technique(s) used, the objective of fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company believes adoption of FSP FAS 157-4 will have no significant impact on its financial statements or disclosures.

In April 2009, FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and 124-2) was issued which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve financial statement presentation and disclosure of other-than-temporary impairments on debt and equity securities. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company believes adoption of FSP FAS 115-2 and 124-2 will have no significant impact on its financial statements or disclosures.

In April 2009, FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) was issued which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company believes adoption of FSP FAS 107-1 and APB 28-1 will have no significant impact on its financial statements or disclosures.

3. INVENTORIES

Inventories consist of the following components (in thousands):

	March 31, 2009	December 31, 2008
Souvenirs and apparel	$7,045	$6,978
Finished vehicles, parts and accessories	5,676	5,341
Micro-lubricant® and other	968	1,233

Total	$13,689	$13,552

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At March 31, 2009 and December 31, 2008, inventories reflect provisions of $7,143,000 and $7,727,000, and there were no bulk petroleum inventories.

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

As of March 31, 2009 and December 31, 2008, the Company’s market capitalization was below its consolidated shareholder’s equity. For the Company’s financial reporting as of December 31, 2008, management analyzed the difference based on: (i) estimated fair values of tangible and intangible assets using recent third party appraisals and expected future discounted operating cash flows for comparable transactions, including the Company’s 2008 NHMS and KS acquisitions; and (ii) an updated fourth quarter 2008 assessment of goodwill and intangible assets for possible impairment for each separate reporting unit using the methodology described above. Management considered that estimated market value for comparable NASCAR race event sanction and renewal agreements based on recent and historical sales transactions (the Company presently has agreements to annually conduct 13 NASCAR Sprint Cup, 10 NASCAR Nationwide, and 8 NASCAR Camping World Truck Series races), combined with the estimated fair value for all other Company net assets, significantly exceeds its current market capitalization. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to the Company’s common stock from historical and forward-looking perspectives. Such information was also compared to available market information for certain motorsports industry peers.

Management believes the Company’s methods used to determine fair value and evaluate possible impairment as of December 31, 2008 were appropriate, relevant, and represent methods customarily available and most used for such purposes. Weighting of evaluation results was not required as none of the methods, individual or collectively, indicated possible impairment. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in the Company’s core motorsports business. Based on this analysis, both individually and collectively, management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is temporary, and no impairment of goodwill or other intangible assets had occurred as of December 31, 2008. Management considered the Company’s evaluation performed and conclusions reached as of December 31, 2008, along with the Company’s present operational and cash flow outlook, and believes there has since been no events or circumstances which might indicate possible impairment as of March 31, 2009.

The evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. However, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future financial condition or results of operations.

As of March 31, 2009 and December 31, 2008, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	March 31, 2009			December 31, 2008			Estimated
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable network and other media promotional contracts	3,320	$(725)	2,595	3,320	$(693)	2,627	30

Total	$398,233	$(725)	$397,508	$398,233	$(693)	$397,540

There were no changes in the gross carrying value of other intangible assets and goodwill during the three months ended March 31, 2009.

5. LONG-TERM DEBT

Bank Credit Facility—The Company has a long-term, senior revolving credit facility (the Credit Facility) obtained from a syndicate of banks led by Bank of America, N.A. as an agent and lender, that is scheduled to mature March 31, 2010. As of March 31, 2009, the Credit Facility: (i) provides for aggregate borrowings of up to $500,000,000, including separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for letters of credit; (ii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75,000,000, increasing up to $150,000,000 subject to maintaining certain financial covenants; (iii) limits annual capital expenditures to $80,000,000; (iv) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (v) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the Credit Facility term. The Credit Facility also permits investments aggregating up to an additional $50,000,000 in the Company’s oil and gas activities (see Note 11) and certain other businesses, and allows for additional investments, contracts and contract assignment associated with the Company’s buying and selling of bulk petroleum products to specified foreign parties. Loans under the Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The margin applicable to LIBOR borrowings is adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

During the three months ended March 31, 2009, the Company borrowed $30,000,000 for working capital purposes. At March 31, 2009 and December 31, 2008, outstanding borrowings under the Credit Facility were $380,000,000 and $350,000,000. As of March 31, 2009, outstanding letters of credit amounted to $865,000, and the Company could borrow up to an additional $119,135,000 under the Credit Facility.

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

Amounts outstanding under the Credit Facility have been classified as current debt in the accompanying March 31, 2009 balance sheet based on existing scheduled maturity in March 2010. The Company is monitoring current market conditions and intends to refinance the Credit Facility prior to maturity. However, there can be no assurance that the Company will be able to obtain refinancing on satisfactory terms and conditions or at all.

Senior Subordinated Notes—In 2003, the Company issued 6 3/4% Senior Subordinated Notes due 2013 in a principal amount of $230,000,000. In 2004, the Company completed a $100,000,000 private placement add-on offering to the $230,000,000 Senior Subordinated Notes issued in 2003 to fund the purchase of North Carolina Speedway. The add-on notes are identical to the Senior Subordinated Notes issued in 2003 with the same interest rate, maturity, covenants, limitations, and other terms and are governed by the same indenture (hereafter both issuances are referred to as the Senior Subordinated Notes).

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

The Credit Facility and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The Credit Facility agreement and Senior Subordinated Notes indenture contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of March 31, 2009. See Note 6 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K for further information on the terms and conditions of the Credit Facility and the Senior Subordinated Notes.

Other Notes Payable—Long-term debt includes a non-interest bearing debt obligation associated with the Company’s December 31, 2008 acquisition of KS, payable in 60 monthly installments of $125,000 beginning 30 days after the December 31, 2008 closing. As of March 31, 2009 and December 31, 2008, the obligation carrying value of $6,186,000 and $6,466,000, respectively, reflects a $939,000 and $1,034,000 discount, respectively, based on a 6% effective interest rate.

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

Under the present interest rate swap agreement, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $18,750,000, which is scheduled to mature in March 2010. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term.

The cash flow swap agreement does not meet the conditions for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. At March 31, 2009 and December 31, 2008, the Company has reflected a derivative liability for this swap of $321,000 and $451,000. Interest expense for the three months ended March 31, 2009 and 2008 decreased $130,000 and increased $581,000, respectively, due to market value changes of the interest rate swap agreement. Interest expense reflects net settlement payments of $132,000 and net settlement receipts of $83,000 in the three months ended March 31, 2009 and 2008, respectively.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended March 31:
	2009	2008
Gross interest costs	$8,086	$11,267
Less: capitalized interest costs	(49)	(218)

Interest expense	8,037	11,049
Interest income	(266)	(1,457)

Interest expense, net	$7,771	$9,592

Weighted-average interest rate on borrowings under bank Credit Facility	2.1%	5.1%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings per share (in thousands except per share amounts):

	Three Months Ended March 31:
	2009	2008
Net income applicable to common stockholders and assumed conversions	$20,349	$30,902

Weighted average common shares outstanding	42,986	43,523
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	—	40

Weighted average common shares outstanding and assumed conversions	42,986	43,563

Basic earnings per share	$0.47	$0.71

Diluted earnings per share	$0.47	$0.71

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	1,768	371

Stock Repurchase Program—The Company’s Board of Directors had approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 3,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the three months ended March 31, 2009, the Company repurchased 314,000 shares of common stock for $3,979,000. As of March 31, 2009, the Company could repurchase up to an additional 928,000 shares under the current authorization.

Declaration of Cash Dividends—On February 10, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock aggregating approximately $3,865,000, which was paid on March 16, 2009 to shareholders of record as of March 2, 2009. This dividend was funded from available cash and cash equivalents on hand.

On April 21, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock aggregating approximately $3,900,000 payable on June 26, 2009 to shareholders of record as of May 29, 2009. This 2009 quarterly cash dividend will be paid using available cash and cash equivalents.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliate at March 31, 2009 and December 31, 2008 include $4,999,000 and $5,084,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not require repayment before March 31, 2010, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2008 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $85,000 and $50,000 in the three months ended March 31, 2009 and 2008. Any increases pertain to agreements in place before July 30, 2002.

Amounts payable to affiliate at March 31, 2009 and December 31, 2008 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because repayment is not required before March 31, 2010.

600 Racing, SMI Properties and Oil-Chem each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. For each of the three months ended March 31, 2009 and 2008, rent expense amounted to $61,000 for 600 Racing, $60,000 for SMI Properties, and $24,000 for Oil-Chem. At March 31, 2009 and December 31, 2008, amounts owed to Chartown were not significant.

Various SMI subsidiaries purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of approximately $141,000 in the three months ended March 31, 2008. There were no vehicle purchases in the three months ended March 31, 2009. There were no vehicles sold to SAI in the three months ended March 31, 2009 or 2008. At March 31, 2009 and December 31, 2008, there were no associated amounts due to or from SAI.

Oil-Chem sold zMax micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $518,000 and $400,000 for the three months ended March 31, 2009 and 2008. At March 31, 2009 and December 31, 2008, approximately $374,000 and $101,000 was due from SAI and is reflected in current assets.

At March 31, 2009 and December 31, 2008, current liabilities included $161,000 owed to SAI in connection with project management services provided by SAI employees in connection with supervising and managing construction and renovation projects at various SMI speedways prior to 2006.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. In the three months ended March 31, 2009 and 2008, merchandise purchases approximated $1,776,000 and $6,951,000, and merchandise sales and event related commissions approximated $1,840,000 and $1,742,000, respectively. At March 31, 2009 and

December 31, 2008, net amounts owed to MA approximated $1,059,000 and $1,625,000, and are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of March 31, 2009 and December 31, 2008, and transactions for the three months ended March 31, 2009 and 2008, are summarized below (in thousands):

	2009	2008
Notes and other receivables	$5,373	$5,185
Amounts payable to affiliates	3,815	4,380

Merchandise and vehicle purchases	1,776	7,092
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	2,458	2,237
Rent expense	145	145
Interest income	40	123
Interest expense	25	32

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Karen Davies and William Davies, individually and as Next Friends of Ryan Davies and Peyton Davies (the Plaintiffs) filed a lawsuit seeking damages against TMS, INEX, 600 Racing and SMI (the Defendants) in the 348 th District Court of Tarrant County, Texas on January 2, 2007. Ryan Davies was injured while participating in an event at TMS and the Davies allege that TMS, INEX, 600 Racing and SMI caused the accident. TMS, INEX, and 600 Racing filed answers on February 2, 2007 denying all material allegations. SMI made a special appearance on February 2, 2007 challenging the jurisdiction of the Texas court over it. On February 6, 2008, INEX was dismissed with prejudice by the Plaintiffs from this suit. TMS and 600 Racing are vigorously defending this matter. SMI’s special appearance is pending before the Court. On March 5, 2007, TMS, INEX, and 600 Racing filed counterclaims and third-party claims asserting that other parties were liable for the accident involving Ryan Davies. Discovery is ongoing in this matter. On September 4, 2008, the Defendants entered into an agreement with the Plaintiffs pursuant to which the Plaintiffs agreed not to proceed in this or any other case against Defendants on any theory of product or design liability regarding the Bandolero car, mechanical defect of the Bandolero car, or design defect of the Bandolero car. Currently, the Company is unable to determine the total claims amount relating to this accident which may be made against it and how those claims might be resolved. To date, Plaintiffs have produced discovery claiming damages of approximately $1.5 million for past medical expenses paid or incurred, life care plan costs of approximately $11,323,000, and approximately $1,040,000 lost earning capacity. This matter was not resolved at mediation held on November 13, 2008, and is currently scheduled to begin trial on August 31, 2009. On April 20, 2009, 600 Racing and SMI were dismissed from this lawsuit with prejudice. Liability and claimed damages are being vigorously disputed. Discovery is ongoing and all parties have agreed to a second mediation scheduled for June 15, 2009. At this time, management does not expect the disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

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

Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 7, 2008, SAG, SA, Swift Aviation, and Swift Transportation filed an answer to the Amended Complaint denying all material allegations. The Swift defendants subsequently filed an amended answer on August 27, 2008 and asserted crossclaims against Bronwen, Bronwen UK, BNP France and Ndiomu for breach of fiduciary duty, misrepresentation, breach of duty of good faith and fair dealing, fraud and conversion. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. Additionally, the trial court ruled on January 20, 2009, that BNP Suisse did have to respond to certain jurisdictional discovery served upon it by SMIL. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. The Record on Appeal was delivered to the North Carolina Court of Appeals on April 27, 2009. Discovery is ongoing in this matter.

On September 8, 2008, Richard Skaff filed a lawsuit, against, among other parties, Speedway Motorsports, Inc. and Speedway Sonoma, LLC a/k/a Infineon Raceway. The lawsuit was filed in the United District Court for the Northern District of California and alleges violations of the Americans With Disabilities Act of 1990, along with state claims for alleged violations of the California Disabled Persons Act, Unruh Civil Rights Act and Health & Safety Code statutes. Mr. Skaff is a paraplegic and disabled rights activist who claims to have attended motorsports events at Infineon Raceway on June 24, 2007 and July 27, 2008. The crux of the complaint is that Infineon Raceway fails to provide adequate facilities to disabled patrons. Mr. Skaff claims to have suffered loss of his civil rights, as well as physical, psychological, and emotional damages, and pain and suffering. He seeks compensatory and statutory damages, injunctive relief, attorney’s fees and costs. Speedway Motorsports, Inc. was dismissed without prejudice on November 4, 2008. On application by the Company and Sonoma Speedway, LLC, on November 4, 2008, the Court related the D’Lil matter (described below) with the Skaff matter to avoid duplication of labor and expense or conflicting results if the cases are conducted before different judges. A determination whether to consolidate the cases will be made at a later date. This matter is in the early stages of litigation. The Company is currently unable to predict the amount of damages that may be claimed in this matter, and is uncertain as to the effect the outcome of this litigation may have upon the Company’s future financial position, results of operations or cash flow. The Company intends to vigorously defend this matter.

On October 9, 2008, Hollyn D’Lil filed a lawsuit, against, among other parties, Speedway Motorsports, Inc. and Speedway Sonoma, LLC a/k/a Infineon Raceway. The lawsuit was also filed in the United District Court for the Northern District of California and alleges violations of the Americans With Disabilities Act of 1990, along with state claims for alleged violations of the California Disabled Persons Act, Unruh Civil Rights Act and Health & Safety Code statutes. Ms. D’Lil is a paraplegic and is one of the early activists of the disability rights movement in California. Ms. D’Lil alleges that she attended a motorsports event at Infineon Raceway on August 24, 2008. The crux of the complaint is that Infineon Raceway fails to provide adequate facilities to disabled patrons. Ms. D’Lil claims to have suffered loss of her civil rights, as well as physical, psychological, and emotional damages, and pain and suffering. She seeks compensatory and statutory damages, injunctive relief, attorney’s fees and costs. Speedway Motorsports, Inc. was dismissed without prejudice on November 4, 2008. On application by the Company and Sonoma Speedway, LLC, on November 4, 2008, the Court related the Skaff matter (described above) with the D’Lil matter to avoid duplication of labor and expense or conflicting results if the cases are conducted before different judges. A determination whether to consolidate the cases will be made at a later date. This matter is in the early stages of litigation. The Company is currently unable to predict the amount of damages that may be claimed in this matter, and is uncertain as to the effect the outcome of this litigation may have upon the Company’s future financial position, results of operations or cash flow. The Company intends to vigorously defend this matter.

On May 9, 2008, Stephen Courey, Holand Leasing (1995) Ltd, and TAF Majestic Holdings S.A. (collectively, the Courey Plaintiffs) filed a lawsuit against, among other parties, Jim Russell Racing School (Russell), a former Company subsidiary, and a Russell instructor. The lawsuit was filed in the Superior Court of California, County of San Francisco. IR sold 100% of the stock of Russell to a third party on December 10, 2006. On April 27, 2009, IR received an indemnity demand from Martin Reilley of the Law Offices of Lanahan & Reilley on behalf of Emotive Experiential Performance, Inc. (Emotive), Jim Russell Group, Inc. and Tom Dyer seeking to have IR indemnify Russell, Emotive and Mr. Dyer with respect to the lawsuit filed by the Courey Plaintiffs. The Courey Plaintiffs alleged they have suffered personal injuries and property damage from an incident at IR on May 12, 2006. The Company is assessing its rights and obligations with respect to the indemnity demand, and does not believe this matter will have a material adverse impact upon the Company’s future financial position, results of operations or cash flows.

On April 30, 2009, AMS filed a lawsuit against The Pep Boys-Manny, Joe & Jack (Pep Boys) in the Superior Court of Henry County, State of Georgia, seeking recovery from Pep Boys of at least $1.6 million plus interest, and recovery of its costs and attorneys’ fees incurred in the lawsuit. AMS sued Pep Boys for breach of its Sprint Cup Series naming rights entitlement agreement with AMS (the Pep Boys Entitlement Agreement). Pep Boys has failed to make timely payment under the Pep Boys Entitlement Agreement. Pep Boys claims that AMS is in breach of the agreement by moving the subject Sprint Cup Series event to Labor Day weekend. The Company believes that AMS is in compliance with the Pep Boys Entitlement Agreement and that it will prevail in this lawsuit.

9. STOCK COMPENSATION PLANS

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009—Awards under the 2004 Stock Incentive Plan (the 2004 Plan) may consist of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate ten years from adoption in February 2004. No individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year. In the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. All stock options granted under the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date. To date, stock options expire ten years from grant date and vest immediately, in equal installments over three years or three years from grant date, and restricted stock vests three years from grant date.

The amendment and restatement of the 2004 Plan was adopted by the Board of Directors on February 10, 2009, and approved by stockholders at the 2009 Annual Meeting on April 21, 2009. The material amendments incorporated in the 2004 Plan include (a) provisions to allow the grant of restricted stock units; (b) eliminating the 1,000,000 share limit on the number of shares of common stock available under the 2004 Plan with respect to awards other than stock options; (c) changes to the provisions for performance-based awards consistent with similar provisions under the Company’s Incentive Compensation Plan, including additions to the permissible performance goals that can be used and how the goals can be designed; and (d) provisions in connection with Section 409A of the Code. Restricted stock units are non-voting units of measurement that represent the contingent right to receive shares of common stock or the value of shares of common stock in the future, but no shares are actually awarded to recipients on the grant date. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement.

In the three months ended March 31, 2009, the Compensation Committee of the Company’s Board of Directors approved a grant of 20,000 shares of restricted stock under the Company’s performance-based incentive compensative plan to the Company’s Vice Chairman and Chief Financial Officer, and 20,000 restricted stock units to the Company’s President and Chief Operating Officer, both subject to reaching certain defined full year 2009 earnings targets. The Compensation Committee also approved a grant of 40,000 stock options that vest after three years to a non-executive management employee at an exercise price per share of $14.58, which equaled market value at date of grant. The grant of restricted stock units became effective on April 21, 2009 upon approval of the amendment and restatement of the 2004 Plan. As provided in the 2004 Plan, awards of restricted stock or restricted stock units generally remain subject to forfeiture and restrictions on transferability for three years from the date of award. In the three months ended March 31, 2008, the Company awarded 7,000 shares of restricted stock under the Company’s performance-based incentive compensative plan, subject to reaching certain defined full year 2008 earnings targets, to each of three executive officers. The performance period for these restricted stock grants ended during the three months ended March 31, 2009 resulting in the forfeiture of 392 shares by each recipient.

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

Formula Stock Option Plan for Directors—The Formula Stock Option Plan, which was for the benefit of the Company’s outside directors, was suspended in December 2007 and a new plan, as further described below, was approved by stockholders at the 2008 Annual Meeting. The Formula Stock Option Plan was terminated upon approval of the new plan. Prior to plan suspension and termination, before February 1 each year, individual outside directors were awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the average fair market value per share for the ten-day period prior to award. Termination of the Formula Stock Option Plan did not adversely affect rights under any outstanding stock options previously granted. All options granted under this plan generally vested in six months, and expired ten years, from grant date.

2008 Formula Restricted Stock Plan—The 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) is intended to promote the interests of the Company and its stockholders by providing non-employee directors with Company ownership interests to more closely align their interests with the Company’s stockholders and to enhance the Company’s ability to attract and retain highly qualified non-employee directors. The 2008 Formula Plan is intended to constitute a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. Approval of the 2008 Formula Plan, and termination of the Formula Stock Option Plan, did not adversely affect the rights of any outstanding stock options previously granted under the Formula Stock Option Plan. The 2008 Formula Plan is administered by the Board of Directors, excluding non-employee directors, and expires by its terms in February 2018. The Board of Directors, excluding non-employee directors, may amend, suspend or terminate the 2008 Formula Plan in whole or in part, provided that no such amendment, suspension or termination adversely affects previously granted awards without the consent of the award recipient. Any such amendment, suspension or termination may be subject to stockholder approval.

Under the 2008 Formula Plan, 100,000 shares of SMI’s common stock are reserved for issuance and awards will be in the form of restricted stock. On the first business day following each annual meeting, beginning with the Company’s 2008 Annual Meeting, each non-employee director who is then a member of the Board shall receive a grant of restricted stock consisting of the number of shares equaling $60,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. The Company awarded 4,792 shares of restricted stock to each of the Company’s four outside directors on April 22, 2009 in accordance with plan provisions. Additionally, a total of 9,524 shares granted to outside directors on April 24, 2008 under the 2008 Formula Plan vested on April 20, 2009 (2,381 shares for each current outside director) in accordance with plan provisions.

Employee Stock Purchase Plan—No shares were granted to employees under the Employee Stock Purchase Plan for calendar year 2009 or 2008.

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

There were no significant changes in the characteristics of stock options or restricted stock granted during 2009 or 2008 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards.

Share-based compensation cost is included in general and administrative expense. Share-based compensation cost for the three months ended March 31, 2009 and 2008 totaled $352,000 and $304,000, before income taxes of $144,000 and $119,000, respectively. There were no capitalized share-based compensation costs at March 31, 2009 or December 31, 2008. As of March 31, 2009, there was approximately $223,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 1.2 years, and none related to the 1994 Plan or the Formula Stock Option Plan. As of March 31, 2009, there was approximately $1,974,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.1 years.

See Note 11 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K for additional information and terms of the Company’s stock incentive, stock option, restrictive stock and employee stock purchase plans.

10. SEGMENT DISCLOSURES

The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its various major speedway facilities located in the United States. The Company’s business and activities, including those of its subsidiaries and joint venture equity investees, are further described in Note 1 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of TSI non-event motorsports and non-motorsports merchandising, 600 Racing non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, and office rentals at certain Company speedways. As further described in Note 11, oil and gas activities, which include operations and assets located in foreign countries, are being accounted for as discontinued operations. All segment information below pertains to continuing operations and excludes oil and gas discontinued operations, previously included in the “all other” segment, from all periods presented.

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

The following segment information on continuing operations is for the three months ended March 31, 2009 and 2008, and as of March 31, 2009 and December 31, 2008 (in thousands):

	Three Months Ended March 31:
	2009			2008
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$127,185	$6,383	$133,568	$145,078	$10,148	$155,226
Depreciation and amortization	13,099	114	13,213	11,636	164	11,800
Equity investee earnings (losses)	(1,612)	—	(1,612)	1,591	—	1,591
Operating income (loss)	45,417	(53)	45,364	61,581	(419)	61,162
Capital expenditures	10,456	18	10,474	12,971	134	13,105

	March 31, 2009			December 31, 2008
Other intangibles	$394,913	$2,595	$397,508	$394,913	$2,627	$397,540
Goodwill	181,014	4,774	185,788	181,013	4,775	185,788
Total assets	2,059,444	38,517	2,097,961	1,995,566	38,843	2,034,409
Equity investments	75,427	—	75,427	77,066	—	77,066

The following table reconciles segment operating income above to consolidated income before income taxes (both from continuing operations) for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31:
	2009	2008
Total segment operating income from continuing operations	$45,364	$61,162
Adjusted for:
Interest expense, net	(7,771)	(9,592)
Equity investee earnings (losses)	(1,612)	1,591
Other income (expense), net	178	(89)

Consolidated income from continuing operations before income taxes	$36,159	$53,072

11. DISCONTINUANCE OF OIL AND GAS OPERATIONS

Prior to discontinuing operations, the Company was engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products and associated commodity transactions. In the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries, particularly Russia. These oil and gas operations have involved business, credit and other risks different from the Company’s motorsports operations, and the ability to invest and compete successfully and profitably has been subject to many factors outside management’s control. Many of the operating risks and challenges have involved difficult or restrictive governmental situations when attempting to conduct business, access or transfer assets or funds, or facilitate production and similar activities in Russia and other foreign countries. The net assets and operating results for these oil and gas activities, including all prior periods presented, have been reclassified as discontinued operations in the Company’s consolidated financial statements using applicable guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Management believes these operations and assets meet the “held for sale” criteria under SFAS No. 144, and plans to have no significant continuing involvement or retention of interests after disposal.

No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation for any period presented. All notes to consolidated financial statements have been reclassified to exclude amounts pertaining to this discontinued operation. As of March 31, 2009 and December 31, 2008, current assets of discontinued operations represent primarily the expected net realizable value of certain receivables associated with oil and gas activities as further described in Note 15 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

SMIL owns interests in two foreign entities owning certain oil and gas mineral rights in Russia, and significant uncertainties exist about the economic viability and ultimate recovery of these investments. As of March 31, 2009 and December 31, 2008, these investments are reflected as fully impaired. There were no significant revenues generated from oil and gas activities in the three months ended March 31, 2009 or 2008. During the three months ended March 31, 2009, the Company incurred costs primarily for maintenance, legal and management fees associated with efforts to maximize and preserve remaining realizable value, if any, of these foreign investment interests and other oil and gas activities, all of which are reflected in loss from discontinued operation. During the three months ended March 31, 2009, the Company recorded receivables of approximately $1,038,000 under its profit and loss sharing arrangement with Oasis Trading Group LLC, a US entity providing oil and gas management and operational services to the Company, for that entity’s reimbursable share of these costs. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities. As such, uncertainty exists regarding recoverability and the Company has recorded allowances to fully reserve these possibly uncollectible amounts as of March 31, 2009 and December 31, 2008, which are reflected as a component of loss from discontinued operation.

Loss from discontinued operation is reported net of income tax benefits of $638,000 and $863,000 for the three months ended March 31, 2009 and 2008. In discontinuing these operations, the Company may decide to spend, depending on perceived possibilities, or be required to spend certain additional amounts or take legal action to protect or preserve its interests in order to maintain or maximize the potential recovery value, and to protect other aspects of the Company’s oil and gas investments. Such additional expenditures, although presently undeterminable, could become material depending on the facts, circumstances and ultimate outcome of any attempted recovery or resolution. Those costs, if significant, could have a material adverse effect on the Company’s future financial position, results of operations or cash flows. All future expenditures will likely be expensed and included in the results of discontinued operations.

See Note 15 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K for additional information on historical activities, accounting policies, and uncertainty involving recovery of fully impaired consolidated foreign investments and fully reserved receivables related to oil and gas activities. Also, see Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K for additional information on these oil and gas activities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read along with the Consolidated Financial Statements and Notes.

OVERVIEW

The Company’s revenues and expenses are classified in the following categories because they are important to, and used by, management in assessing operations: admissions, event related revenue, NASCAR broadcasting revenue and other operating revenue. “Admissions” includes ticket sales for all of our events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, event souvenir merchandise sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, driving school and karting revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways.

“Other operating revenue” includes: revenues of TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; certain merchandising revenues of SMI Properties; Legends Car and parts sales of 600 Racing; restaurant, catering and membership income from the Speedway Clubs at LMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant®; and industrial park and office rentals. “Earnings or losses on equity investees” includes the Company’s share of its Motorsports Authentics merchandising joint venture equity investee profits or losses. The Company’s revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than non-event merchandise sales, as well as sales of TSI, Legends Cars, Oil-Chem, SMI Properties, or other operating revenues.

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

Seasonality and Quarterly Results

In 2009, the Company plans to hold 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. These 23 major NASCAR scheduled sanctioned races include the Nationwide Series race at KS purchased in December 2008. The Company also plans to hold eight NASCAR Camping World Truck Series racing events, three IRL racing events, five major NHRA racing events, two ARCA RE/MAX Series racing events, and three WOO racing events. In 2008, the Company held 22 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and nine Nationwide Series racing events, eight NASCAR Camping World Truck Series racing events, two IRL racing events, five major NHRA racing events, and two WOO racing events.

The Company’s business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. For example, NHMS, purchased in January 2008, is presently scheduled to hold one NASCAR Sprint Cup racing event in the second and third quarters each year, and operating income will likely continue to be positively impacted in those quarters and negatively impacted in the first and fourth quarters. Racing schedules may change from time to time, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three months ended March 31, 2009 and 2008 are not indicative of results that may be expected for the entire year because of such seasonality.

Set forth below is certain comparative summary information with respect to the Company’s scheduled major NASCAR-sanctioned racing events for 2009 and 2008.

	Number of scheduled major NASCAR-sanctioned events
	2009	2008
1st Quarter	5	6
2nd Quarter	9	8
3rd Quarter	5	3
4th Quarter	4	5

Total	23	22

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General operating factors – including ongoing uncertainty of tightened credit and financial markets and recessionary conditions

•	Eight-year NASCAR broadcasting rights agreement

•	Our long-term, multi-year contracted revenues are significant

•	Non-event and event souvenir and other merchandising revenues

•	Reaffirmed 2009 earnings guidance

Items discussed elsewhere in indicated sections of this report:

•	Possible capital expenditures (discussed in “Liquidity and Capital Resources—Capital Expenditures”)

•	Discontinued oil and gas operations (discussed in Note 11 to the Consolidated Financial Statements)

•	Motorsports Authentics merchandising joint venture (discussed in Note 2 to the Consolidated Financial Statements – “Joint Venture Equity Investment)

•	Quarterly cash dividends on common stock (discussed below in “Liquidity and Capital Resources – Dividends”)

General Factors and Current Operating Trends—The Company’s year-to-date results for the 2009 race season reflect decreases in admissions, sponsorships, radio broadcasting, NASCAR ancillary rights, food and beverage concessions and other event related revenue categories. Management believes these revenues were negatively impacted by declines in consumer and corporate spending from ongoing recessionary conditions, difficult credit and housing markets, and other economic factors as further described below. For upcoming 2009 events, ticket sales at most of the Company’s major events are below ticket sales at this same time last year. The Company is increasing advertising and other promotional activities to help offset the ongoing impact of these adverse economic and market conditions. In 2009, management is reducing many ticket and concession prices, is offering extended payment terms to many ticket buyers (although generally not beyond when events are held), and is implementing various promotional campaigns to help foster fan support and mitigate any near-term demand weakness. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

Most of the Company’s 2009, and several of its 2010, NASCAR Sprint Cup, Nationwide, and Camping World Truck Series event sponsorships are already sold. The 2009 to-date broadcast television and cable ratings for the NASCAR Sprint Cup and Nationwide Series have shown decreases from the prior year. However, almost 4.0 million fans attended the Company’s events in 2008, demonstrating that demand and appeal for motorsports entertainment in our markets has remained strong even in challenging circumstances. Also, televised viewership for NASCAR’s Sprint Cup, Nationwide and Camping World Truck Series 2008 racing season increased over 2007, and the Sprint Cup Series continues as the second highest rated regular season televised sport (only the National Football League is higher). Also, the NASCAR Nationwide Series was the third highest rated cable broadcasted sport again in 2008. As described below, much of our future revenues are already contracted under these and other long-term contracts, including television broadcasting rights revenue.

The Company believes that reduced consumer and corporate spending will continue to negatively impact admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, driving school and other track rentals, with related effects on our respective revenues. Many economic and geopolitical factors, including those described below, have and may continue to dampen consumer spending. Many factors related to discretionary consumer and corporate spending can adversely impact recreational and entertainment spending resulting in a negative impact on our motorsports and non-motorsports activities. Historically low levels of consumer confidence, deterioration of residential real estate and mortgage markets, unprecedented stock market declines, tight consumer and business credit markets, among other ongoing recessionary conditions and geopolitical and economic factors, may continue to dampen consumer spending. The direction and strength of the US economy, including the financial and credit markets, currently remains uncertain due to these factors. See Note 8 to the Consolidated Financial Statements regarding legal proceedings filed by the Company against an AMS event sponsor.

Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions surrounding racing events can have a negative effect on successive events in future periods because consumer demand can be affected by the success of past events. In addition, natural disasters such as Hurricanes Ike and Gustav could cause increases in fuel prices and significant adverse economic effects. National incidents such as those of September 11, 2001, along with the Iraq war and terrorism alerts, affect public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Should difficulties, restrictions or public concerns regarding air travel or military-related actions continue or increase, if additional national or local terrorist, catastrophic or other incidents occur, or if natural disasters occur, our future operating results and growth could be materially adversely impacted. Economic conditions could be severely affected by future actual or threatened events of a similar nature or other national, regional or local incidents, which could materially adversely affect the Company’s future operating results.

These factors also can adversely affect the financial results of present and potential sponsors of our facilities and events and of the industry. These negative factors, particularly when combined, can impact corporate and individual customer spending, and each negative factor can have varying effects on our operating results. All of the aforementioned factors, among others, can have a material adverse impact on our future operating results and growth. While management believes the Company’s strong operating cash flow will continue, these economic and market factors, along with competitiveness of racing, popularity of drivers and teams for NASCAR’s Sprint Cup Series, and the success of NASCAR’s “Car of Tomorrow” can affect ticket, corporate marketing, sponsorships and other sales. Management believes long-term ticket demand, including corporate marketing and promotional spending, should continue to grow when recessionary conditions end.

Certain NASCAR Sprint Cup and Nationwide race team owners have recently announced difficulties in securing adequate sponsorship funding for this and possibly future racing seasons. It is believed that these difficult economic and market factors are resulting in delayed decisions regarding race team sponsorship by certain current and potential new sponsors. Without adequate sponsorship funding, some team owners could decide not to operate, participate in fewer races, or operate fewer racecars for multi-car teams. A reduced number of racing competitors, particularly popular drivers, could lessen on-track competition and the appeal of racing. Also, new or changed racing teams could be formed with drivers that generate less fan interest or race less competitively. These and similar factors can affect attendance at NASCAR Sprint Cup and Nationwide racing events, as well as corporate marketing interest, that can significantly impact our operating results.

See Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K for additional information on the ongoing disruptions in the financial markets and recessionary conditions.

Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements—Broadcasting revenues continue to be a significant long-term revenue source for the Company’s core business. A substantial portion of the Company’s profit growth in recent years, notwithstanding 2007, has resulted from a significant increase in television revenues received from NASCAR contracts with various television networks. NASCAR ratings can impact attendance at Company events and sponsorship opportunities. The former six-year NASCAR domestic television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX expired after 2006, and were replaced with combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. NASCAR announced that these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. This eight-year NASCAR broadcasting rights arrangement provides the Company with increases in annual contracted revenues through 2014 averaging 3% per year. The Company’s 2008 NASCAR broadcasting revenues totaled approximately $168 million, including NHMS purchased in January 2008, and based on the current race schedule, these contracted revenues for 2009 are expected to be approximately $174 million.

In 2001, an ancillary rights package for NASCAR.com, NASCAR Radio, international and other broadcasting, NASCAR images, SportsVision, FanScan, specialty pay-per-view telecasts, and other media content distribution was reached with us, NASCAR and others in the motorsports industry. NASCAR has announced industry-wide total ancillary rights fees are estimated to approximate $245 million over a 12-year period, which began in 2001.

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

Our Long-term, Multi-year Contracted Revenues Are Significant—Much of our total revenue is generated under long-term contracts, which management believes helps solidify our financial strength and stabilize our earnings and cash flows.

The term of the eight-year NASCAR television broadcast agreement is through 2014, and many of our sponsorships and other corporate marketing contracts are for multiple years, which helps provide revenue and other financial stability. We believe the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. We also have contracted revenues under several long-term leases for various office, warehouse and industrial park space under operating leases to various entities largely involved in motorsports. We believe the substantial amount of total revenue generated under our long-term contracts, such as those described above, helps stabilize the Company’s financial resilience and profitability during difficult recessionary economic conditions.

Non-Event and Event Souvenir and Other Merchandising Revenues—Management continues to seek new merchandising opportunities, including expanded product offerings through electronic media promotional programming, and marketing of motorsports and non-motorsports related souvenir merchandise at our speedways, third party speedways and other venues, and with corporate customers. The Company’s merchandising event related and other operating revenues may increase or decrease depending on, among other factors, the success of such efforts. Future profits or losses could be affected by or depend on future demand, trends, prolonged recessionary and other market conditions and factors such as the success of motorsports and popularity of its licensed drivers and teams, particularly NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow”, and competition for the Company’s non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside management’s control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While our revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations. See Notes 3 and 11 to the Consolidated Financial Statements for additional information on provisions reflected for receivable and inventory realization assessments.

Reiterated 2009 Earnings Guidance—In connection with the Company’s first quarter 2009 earnings release, management reaffirmed its previous full year 2009 guidance of $1.70-$1.90 for diluted earnings per share from continuing operations, assuming current industry trends continue, and excluding the Company’s 50% share of Motorsports Authentics joint venture operating results, capital expenditures exceeding current plans, the impact of uncertain and unprecedented credit and economic conditions, poor weather surrounding events and other unforeseen factors.

RESULTS OF OPERATIONS

As discussed above, the Company purchased Kentucky Speedway in December 2008. The 2009 operating results, as compared to last year, reflect attendant increases in overhead, depreciation and interest expenses associated with KS as further described below. As discussed in Note 11 to the Consolidated Financial Statements, the Company decided to discontinue its oil and gas operations in the fourth quarter 2008. Those operations are presented herein as discontinued operations and all prior period presentation has been reclassified.

The more significant racing schedule changes for the three months ended March 31, 2009 as compared to 2008 include the following:

•	AMS held a NASCAR Nationwide Series racing event in the first quarter 2008 that is scheduled to be held in the third quarter 2009.

Three Months Ended March 31, 2009 Compared To Three Months Ended March 31, 2008

Total Revenues for the three months ended March 31, 2009 decreased by $21.7 million, or 14.0%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended March 31, 2009 decreased by $6.8 million, or 12.7%, from such revenue for the same period last year. This decrease is due primarily to lower overall attendance at NASCAR-sanctioned racing events held in the current period. The decrease also reflects, to a lesser degree, AMS hosting a NASCAR Nationwide Series racing event in the first quarter 2008 that is scheduled to be held in the third quarter 2009. Management believes admissions were negatively impacted by declines in consumer and corporate spending due to ongoing recessionary conditions and difficult consumer credit and housing markets.

Event Related Revenue for the three months ended March 31, 2009 decreased by $12.2 million, or 23.8%, from such revenue for the same period last year. Current period revenues reflect approximately 25% lower sponsorship, luxury suite rental, NASCAR ancillary rights and other revenues associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year. The decrease reflects approximately 22% lower food and beverage concessions, souvenir merchandising, track rental, driving school, and certain other event related revenues. The decrease also reflects AMS hosting a NASCAR Nationwide Series racing event in the first quarter 2008 that is scheduled to be held in the third quarter 2009. Management believes many event related revenue categories were negatively impacted by declines in consumer and corporate spending due to ongoing recessionary conditions and difficult consumer credit and housing markets.

NASCAR Broadcasting Revenue for the three months ended March 31, 2009 increased by $455,000, or 1.2%, over such revenue for the same period last year. This increase is due primarily to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held during the current period. The overall increase was partially offset by broadcast rights fees for the NASCAR Nationwide Series racing event held at AMS in the first quarter 2008 that is scheduled to be held in the third quarter 2009.

Other Operating Revenue for the three months ended March 31, 2009 decreased by $3.1 million, or 24.1%, from such revenue for the same period last year. This decrease is due primarily to lower non-event souvenir merchandising and, to a lesser extent, Legends Car revenues in the current period. The overall decrease was partially offset by an increase in Oil-Chem revenues in the current period. Management believes other operating revenues were negatively impacted by ongoing recessionary conditions and difficult consumer credit and housing markets.

Direct Expense of Events for the three months ended March 31, 2009 decreased by $2.3 million, or 9.9%, from such expense for the same period last year. This decrease reflects approximately 8% lower operating costs associated with NASCAR-sanctioned racing events, including cost reduction efforts, associated with lower admissions and event related revenues as compared to the same period last year. This decrease was partially offset by current period reporting of certain event revenue based compensation in direct expense of events that was reported as general and administrative expense for the same period last year. The overall decrease was also partially offset by increased event advertising costs in the current period as compared to the same period last year.

NASCAR Purse and Sanction Fees for the three months ended March 31, 2009 decreased by $728,000, or 2.7%, from such expense for the same period last year. This decrease reflects contracted race purse and sanctioning fees for the NASCAR Nationwide Series racing event held at AMS in the first quarter 2008 that is scheduled to be held in the third quarter 2009. The overall decrease was partially offset by higher annual contractual race purses and sanctioning fees for all other NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the three months ended March 31, 2009 decreased by $3.4 million, or 30.9%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising and, to a lesser extent, Legends Car revenues in the current period. The overall decrease was partially offset by an increase in operating costs associated with higher Oil-Chem revenues in the current period.

General and Administrative Expense for the three months ended March 31, 2009 decreased by $919,000, or 4.3%, from such expense for the same period last year. This decrease is due primarily to lower compensation costs, including current period reporting of certain event revenue based compensation in direct expense of events that was reported as general and administrative expense in the same period last year and, to a lesser extent, a combination of individually insignificant items. The overall decrease was partially offset by operating costs associated with KS purchased in December 2008.

Depreciation and Amortization Expense for the three months ended March 31, 2009 increased by $1.4 million, or 12.0%, over such expense for the same period last year. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities, including KS purchased in December 2008 and LMS’s new dragway opened in September 2008.

Interest Expense, Net for the three months ended March 31, 2009 was $7.8 million compared to $9.6 million for the same period last year. This change is due primarily to lower average interest rates on Credit Facility borrowings and lower interest expense associated with a cash flow hedge swap agreement as compared to the same period last year. The change also reflects lower investment interest rates earned on lower invested cash balances and lower capitalized interest in the current period as compared to the same period last year. See Note 5 to the Consolidated Financial Statements for additional information.

Equity Investee Losses (Earnings). Equity investee losses for the three months ended March 31, 2009 of $1.6 million, compared to equity investee income of $1.6 million for the same period last year, represent the Company’s 50% share of joint venture equity investee operating results. As further discussed in Note 2 to the Consolidated Financial Statements, MA first quarter 2008 results reflect increased merchandise sales of Dale Earnhardt, Jr., a popular NASCAR driver and material MA licensor, who changed racing teams at the end of 2007. There were no similar changes that favorably impacted MA first quarter 2009 results. Also, MA first quarter 2009 results were negatively impacted by decreased attendance at motorsports racing events and reduced discretionary spending from ongoing recessionary conditions.

Other Income, Net for the three months ended March 31, 2009 was $178,000 compared to other expense, net of $89,000 for the same period last year. The change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the three months ended March 31, 2009 and 2008 was 40.8% and 39.3%, respectively. As further discussed in Note 2 to the Consolidated Financial Statements, the first quarter 2009 tax rate was negatively impacted by increases in valuation allowances against deferred tax assets associated with MA equity investee losses and decreases in income exempt from income taxes, and was positively impacted by expected reductions in state income tax rates. The first quarter 2008 rate reflects higher state income tax rates associated with accounting for the future income tax effect of temporary differences between financial and income taxes bases of assets and liabilities associated with NHMS.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, in the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. The operating results for all oil and gas activities have been reclassified as discontinued operations using applicable guidance in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.

Net Income for the three months ended March 31, 2009 was $20.3 million compared to $30.9 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the three months ended March 31, 2009 resulted primarily from:

(1)	net cash provided by operations amounting to $42.6 million;

(2)	borrowings under the Credit Facility amounting to $30.0 million;

(3)	payment of a quarterly cash dividend amounting to $3.9 million;

(4)	repurchases of common stock amounting to $4.0 million; and

(5)	cash outlays for capital expenditures amounting to $10.5 million.

The Company had the following contractual obligations as of March 31, 2009 (in thousands):

	Payments Due By Period
Contractual Cash Obligations:(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Current liabilities, excluding deferred race event income, accrued income taxes and deferred income taxes	$52,915	$52,915	—	—	—
Long-term debt, bank credit facility and senior subordinated notes(2)	716,198	381,169	$2,543	$332,486	—
Payable to affiliate	2,594	—	—	—	$2,594
Other liabilities	3,390	—	—	3,390	—
Interest on fixed rate debt obligations	91,884	22,275	44,550	25,059	—
Interest on floating rate Credit Facility debt(3)	7,600	7,600	—	—	—
NASCAR purse and sanction fees(4)	68,932	68,932	—	—	—
Operating leases	2,434	1,104	1,056	274	—

Total Contractual Cash Obligations	$945,947	$533,995	$48,149	$361,209	$2,594

	Commitment Expiration By Period
Other Commercial Commitments:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit	$865	$865	—	—	—
Contingent guarantee obligations	11,900	1,500	$3,000	$3,000	$4,400

Total Other Commercial Commitments	$12,765	$2,365	$3,000	$3,000	$4,400

(1)	Contractual cash obligations above exclude: (a) income taxes that may be paid in future years (cash paid for income taxes was approximately $350,000 in the three months ended March 31, 2009); (b) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs; (c) income tax liabilities of approximately $12.2 million as of March 31, 2009 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (d) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $10.5 million in the three months ended March 31, 2009).
(2)	As further described in Note 5 to the Consolidated Financial Statements, outstanding borrowings under the existing Credit Facility of $380.0 million, although expected to be refinanced, have been classified as current debt based on their scheduled maturity in March 2010.
(3)	Interest payments reflected for the Company’s floating rate Credit Facility are estimated based on outstanding borrowings aggregating $380.0 million as of March 31, 2009, and average interest rates of 2.1% in the three months ended March 31, 2009. The Credit Facility is scheduled to mature in March 2010, and no estimated interest payments beyond that date are reflected.
(4)	NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contractual cash obligations include anticipated cash payments of contracted fees as currently negotiated for 2009. Those fees typically exclude an additional 10% or approximately $21.3 million annually of broadcasting revenues retained by NASCAR as a component of their sanction fees which are also included in the Company’s NASCAR purse and sanction fee expense. Fees for years after 2009 have not yet been negotiated, could increase or decrease, and could change substantially should future race schedules change.

FUTURE LIQUIDITY

At March 31, 2009, the Company’s cash and cash equivalents totaled $109.8 million, short-term investments totaled $2.4 million, outstanding borrowings under the Credit Facility amounted to $380.0 million, and outstanding letters of credit amounted to $865,000. At March 31, 2009, the Company had availability for borrowing up to an additional $119.1 million, including up to an additional $74.1 million in letters of credit, under the Credit Facility. At March 31, 2009, net deferred tax liabilities totaled $278.3 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

The Company anticipates that cash from operations and funds available through the Credit Facility will be sufficient to meet its operating needs at least through the next twelve months, including estimated planned capital expenditures, additional repurchases of common stock, if any, income tax liabilities, payment of future declared dividends, if any, and any additional investments in or loans to its Motorsports Authentics joint venture. Based upon anticipated future growth and financing requirements, the Company may, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase its debt and equity securities, depending on liquidity, prevailing market conditions, permissibility under the Credit Facility and the Senior Subordinated Notes, and other factors as the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility and the Senior Subordinated Notes agreements do not restrict the ability of the Company’s subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. While management expects to continue to generate positive cash flows from the Company’s existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, additional liquidity and other resources could be needed to fund continued growth, including the continued expansion and improvement of the Company’s speedways, other facilities and ancillary businesses.

As further described in “General Factors and Current Operating Trends” above, various economic and geopolitical factors may continue to dampen consumer and corporate spending resulting in a negative impact on the Company’s motorsports and non-motorsports activities and future revenues, profitability and cash flows. As further described below in “Capital Expenditures” and in Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K, the Company plans to make significant renovations and improvements to KS, among other capital expenditures involving NHMS and other speedway facilities, in 2009 and future years. The planned improvements will likely involve material capital expenditures over several years in amounts that have not yet been determined. The purchases of NHMS and KS significantly increased the Company’s outstanding indebtedness and leverage, and current or future capital spending plans could further significantly increase future outstanding debt, resulting in an adverse effect on the Company’s financial health and profitability.

Amounts outstanding under the Credit Facility have been classified as current debt in the accompanying March 31, 2009 balance sheet based on existing scheduled maturity in March 2010. The Company is monitoring current market conditions and intends to refinance the Credit Facility prior to maturity. However, there can be no assurance that the Company will be able to obtain refinancing on satisfactory terms and conditions or at all. While management intends to refinance or replace its existing Credit Facility before maturity, as further discussed in Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K, its significant indebtedness levels and leverage, along with difficult credit market conditions, are likely to result in higher interest and other borrowing costs and more restrictive financial and other loan covenants under any new credit facility. The Company’s operating results have benefited from relatively low interest rates on its existing Credit Facility. Higher future interest costs could have a significant adverse impact on the Company’s future financial condition, operating results and cash flows.

Bank Credit Facility—The Company has a long-term, senior revolving credit facility (the Credit Facility) obtained from a syndicate of banks led by Bank of America, N.A. as agent and lender. The Credit Facility: (i) provides for aggregate borrowings of up to $500.0 million, including separate sub-limits of $10.0 million for borrowings under 15-day swing line loans and $75.0 million for letters of credit; (ii) matures March 2010; (iii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million, increasing up to $150.0 million subject to maintaining certain financial covenants; (iv) limits annual capital expenditures to $80.0 million; (v) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vi) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the Credit Facility term. Loans under the Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed.

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

The Company was in compliance with all applicable covenants under the Credit Facility and Senior Subordinated Notes as of March 31, 2009.

Stock Repurchase Program—In April 2005, the Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to one million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. In February 2007, the Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. In December 2008, the Company’s Board of Directors authorized SMI to repurchase up to an additional one million shares of outstanding common stock, for a program aggregate of three million shares, under the same terms and conditions as previous share repurchase authorizations. The stock repurchase program is presently funded using available cash and cash equivalents. During the three months ended March 31, 2009, the Company repurchased 314,000 shares of common stock for approximately $4.0 million. As of March 31, 2009, the Company could repurchase up to an additional 928,000 shares under the current authorization.

CAPITAL EXPENDITURES

Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At March 31, 2009, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at its speedways. In 2009, LMS and TMS are removing approximately 10,000 and 22,000 low demand superspeedway seats, respectively, and constructing high-end exclusive RV parks and campground areas, featuring upscale amenities and outstanding views of the entire superspeedways. Similar to prior years, the Company continues to modernize concessions, hospitality areas, camping, restrooms and other fan amenities at several of its speedways. The Company also continues to improve and expand on-site roads and available parking, and reconfigure traffic patterns and entrances to ease congestion and improve traffic flow at its speedways. In 2009 and future years, the Company may make other various improvements and renovations at LMS and NHMS, each of which may involve material capital expenditures over several years in amounts that have not yet been determined.

Kentucky state lawmakers are considering a proposal that would provide tax incentives for certain qualifying capital projects that would facilitate expansion and improvement of KS facilities within the next few years. Under the proposed legislation, qualifying projects must conduct events that are in the “top” league, series or sanctioned level of their type of event, as defined, have not been previously held in Kentucky, provide permanent seating for 65,000 spectators and be broadcast nationally, among other terms and conditions still to be negotiated and finalized. Depending on the amounts and limits of passed tax incentives, the Company is contemplating expanding permanent seating at KS by up to 50,000, and has begun significantly modernizing and expanding concessions, camping, restrooms and other speedway facilities, and reconfiguring and expanding on-site roads, available parking, traffic patterns and entrances. The contemplated expansion and improvements may involve material capital expenditures over several years in amounts that have not yet been determined.

Although management continues to finalize the Company’s spending plans, at this time, aggregate payment for capital expenditures in 2009 is estimated to approximate $40.0 to $50.0 million, excluding certain expenditures for KS, if any, pending possible tax incentive legislation as described above. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under the Credit Facility as needed. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

DIVIDENDS

Any decision concerning the payment of quarterly or annual common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, applicable limitations under the Credit Facility and Senior Subordinated Notes, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 5 to the Consolidated Financial Statements, the Credit Facility allows aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million each year, increasable up to $150.0 million, subject to maintaining certain financial covenants. The Senior Subordinated Notes Indenture permits dividend payments each year of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants.

On February 10, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock aggregating approximately $3.9 million payable on March 16, 2009 to shareholders of record as of March 2, 2009. This cash dividend was paid using available cash and cash equivalents. On April 21, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock aggregating approximately $3.9 million payable on June 26, 2009 to shareholders of record as of May 29, 2009. This quarterly cash dividend will be paid using available cash and cash equivalents. The Company plans to continue evaluating whether to pay cash dividends on a quarterly basis, subject to the limitations and considerations described in the preceding paragraph.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the Credit Facility provides for a separate sub-limit for letters of credit of up to $75.0 million for use in the Company’s business transactions. As of March 31, 2009, the Company had aggregate outstanding letters of credit of $865,000 and contingent guarantee obligations associated with an equity investment that are limited to $11.9 million, decrease annually and expire through 2015 based on specified terms and conditions. At this time, management believes the fair value of this guarantee is presently insignificant.

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

Interest Rate Risk—The Company’s financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable, the Credit Facility, and an interest rate swap agreement. See Note 2 to the Consolidated Financial Statements for additional information on the Company’s financial instruments and fair value information. A change in interest rates of one percent on floating rate notes receivable and debt balances outstanding at March 31, 2009, excluding the interest rate swap, would cause an approximate change in annual interest income of $38,000 and annual interest expense of $3.8 million. Interest rate swap values are affected by various market factors, including interest rate changes, which have a corresponding effect on interest expense.

As discussed in Note 5 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction related to variable rate debt obligations. The swap has a principal notional amount of $18.8 million, provides for quarterly settlement and expires corresponding with the debt term. At March 31, 2009 and December 31, 2008, the Company has reflected a derivative liability for this swap of $321,000 and $451,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of March 31, 2009 and December 31, 2008 (in thousands):

	Carrying Value		Fair Value
	2009	2008	2009	2008	Maturity Dates
Floating rate notes receivable(1)	$3,810	$3,910	$3,810	$3,910	Due on demand
Floating rate revolving credit facility(2)	380,000	350,000	380,000	350,000	March 2010
6 3/4% Senior subordinated notes payable	330,000	330,000	276,375	237,600	June 2013

(1)	Notes receivable bear interest based principally at prime or 1% over prime.
(2)	The weighted average interest rate on borrowings under the Credit Facility in the three months ended March 31, 2009 and 2008 was 2.1% and 5.1%.

Equity Price Risk—The Company has marketable equity securities, all classified as “available for sale”, which are included in other noncurrent assets. These investments are subject to price risk, which we attempt to minimize generally through portfolio diversification. The carrying value of marketable equity securities amounted to $30,000 and $14,000 at March 31, 2009 and December 31, 2008.

Other Market Risk—As described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding standby letters of credit of $865,000 as of March 31, 2009. As described in “Off-Balance Sheet Arrangements” above, the Company also had contingent guarantee obligations of $11.9 million as of March 31, 2009.

As described in Note 2 to the Consolidated Financial Statements, as of March 31, 2009 and December 31, 2008, the Company had short-term investments of approximately $1.5 million and $4.4 million in liquid marketable mutual fund securities, and $975,000 and $1.0 million in auction rate securities held in large, qualified financial institutional investment accounts, respectively. As of March 31, 2009, these investments are classified as “trading” securities and carried at fair value, which was 83.4% and 100% of par for the marketable securities and the auction rate securities, respectively. A portion of the marketable securities includes investments in the Columbia Strategic Asset Mutual Fund of Bank of America which temporarily suspended redemptions in December 2007. The fund manager has advised the Company that it intends to make orderly fund liquidations with the goal of preserving and distributing as much original investment value as possible to fund investors. Approximately $8.1 million, or 79%, of the Company’s initial $10.2 million investment has been returned through March 31, 2009, and management believes the Company should substantially recover its remaining investment. The bond market for auction rate securities has experienced difficulties caused by decreased demand, failed auctions, unusual interest rates and other challenges. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

As of and during the three months ended March 31, 2009, there have been no other significant changes in the Company’s interest rate risk, equity price risk or other market risk.

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

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting in the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. See Note 8 to the Consolidated Financial Statements for additional information on the Company’s legal proceedings and contingencies. See Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K for additional information on the Company’s liability insurance program and self-insured retention.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the three months ended March 31, 2009.

The Company’s Board of Directors approved, and the Company publically announced, a stock repurchase program authorizing the repurchase of up to three million shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 5 to the Consolidated Financial Statements), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. The program currently has no scheduled expiration date.

As set forth in the table below, the Company repurchased 314,000 shares of common stock in the open market for approximately $4.0 million during the three months ended March 31, 2009.

	Issuer Purchases of Equity Securities under Authorized Program as of March 31, 2009
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares That May Yet Be Purchased Under the Plans or Programs
January 2009	52,000	$16.25	52,000	1,190,000
February 2009	125,000	13.33	125,000	1,065,000
March 2009	137,000	10.75	137,000	928,000

First Quarter 2009	314,000	$12.69	314,000	928,000

Item 6.	Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

(Registrant)

Date: May 7, 2009	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2009	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)