Form 10-Q
period 2009-06-30
SPEEDWAY MOTORSPORTS INC
filed 2009-08-06
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 6, 2009, there were 42,583,129 shares of the registrant’s common stock outstanding.

This Quarterly Report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, and “Controls and Procedures”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2009 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, sponsorships, financing needs and costs, merchandising joint ventures, discontinued oil and gas activities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “estimates”, “could”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in the Company’s 2008 Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q. Forward-looking statements included in this report are based on information available to the Company as of the date filed, and the Company assumes no obligation to update any such forward-looking information contained in this report.

The Company’s website is located at www.speedwaymotorsports.com. The Company makes available free of charge, through its website, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after those materials are electronically filed with the Securities and Exchange Commission (SEC). The Company’s SEC filings are publicly available at the SEC’s website at www.sec.gov. You may also read and copy any document the Company files with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, DC 20549. You can also obtain copies of the documents at prescribed rates by writing to the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the Public Reference Room operations by calling the SEC at 1-800-SEC-0330. The Company posts on its website the charters of the Company’s Audit, Compensation and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain corporate governance materials stipulated by SEC or New York Stock Exchange (NYSE) regulations. Please note that the Company’s website is provided as an inactive textual reference only. Information provided on the Company’s website is not part of this report, and is not incorporated by reference unless otherwise specifically referenced as such in this report. The documents are also available in print, free of charge, to any requesting shareholder by contacting the Company’s corporate secretary at its company offices.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$111,319	$52,678
Short-term investments	2,298	5,387
Accounts and notes receivable, net	55,127	42,667
Prepaid income taxes	4,213	17,301
Inventories	12,687	13,552
Prepaid expenses	4,828	3,870
Deferred income taxes	5,482	5,482
Current assets of discontinued operation	2,101	2,101

Total Current Assets	198,055	143,038

Notes and Other Receivables:
Affiliate	4,918	5,084
Other	7,265	7,424
Other Assets	29,611	22,929
Property and Equipment, Net	1,198,742	1,195,540
Equity Investment in Associated Entity	18,133	77,066
Other Intangible Assets, Net	397,476	397,540
Goodwill	185,788	185,788

Total	$2,039,988	$2,034,409

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except share amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,179	$1,157
Accounts payable	28,359	19,383
Deferred race event income, net	82,945	105,392
Accrued interest	4,713	2,863
Accrued expenses and other current liabilities	25,821	22,472
Current liabilities of discontinued operation	867	382

Total Current Liabilities	143,884	151,649

Long-term Debt	701,146	685,323
Payable to Affiliate	2,594	2,594
Deferred Income, Net	8,269	9,226
Deferred Income Taxes	302,342	284,624
Other Liabilities	13,148	15,631

Total Liabilities	1,171,383	1,149,047

Commitments and Contingencies (Notes 1, 2, 5, 6, 8 and 11)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000; no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000; issued and outstanding—42,661,000 in 2009 and 43,128,000 in 2008	449	449
Additional Paid-in Capital	240,870	240,089
Retained Earnings	689,732	700,506
Accumulated Other Comprehensive Loss	(62)	(72)
Treasury stock at cost, shares—2,261,000 in 2009 and 1,758,000 in 2008	(62,384)	(55,610)

Total Stockholders’ Equity	868,605	885,362

Total	$2,039,988	$2,034,409

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30:
	2009	2008
Revenues:
Admissions	$47,084	$58,199
Event related revenue	63,835	72,910
NASCAR broadcasting revenue	71,358	68,600
Other operating revenue	9,595	13,082

Total Revenues	191,872	212,791

Expenses and Other:
Direct expense of events	35,827	40,109
NASCAR purse and sanction fees	48,803	46,230
Other direct operating expense	7,408	10,616
General and administrative	22,854	21,243
Depreciation and amortization	13,277	11,922
Interest expense, net	9,851	8,501
Equity investee losses (earnings) (Note 2)	57,185	(2,953)
Other expense (income), net	264	(1,336)

Total Expenses and Other	195,469	134,332

Income (Loss) from Continuing Operations Before Income Taxes	(3,597)	78,459
Provision for Income Taxes	(18,523)	(30,771)

Income (Loss) from Continuing Operations	(22,120)	47,688
Loss from Discontinued Operation, Net of Taxes (Note 11)	(1,293)	(670)

Net Income (Loss)	$(23,413)	$47,018

Basic Earnings (Loss) Per Share:
Continuing Operations	$(0.52)	$1.10
Discontinued Operation	(0.03)	(0.02)

Net Income (Loss)	$(0.55)	$1.08

Weighted Average Shares Outstanding	42,738	43,485

Diluted Earnings (Loss) Per Share:
Continuing Operations	$(0.52)	$1.10
Discontinued Operation	(0.03)	(0.02)

Net Income (Loss)	$(0.55)	$1.08

Weighted Average Shares Outstanding	42,738	43,497

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30:
	2009	2008
Revenues:
Admissions	$93,875	$111,819
Event related revenue	102,890	124,185
NASCAR broadcasting revenue	109,446	106,233
Other operating revenue	19,229	25,780

Total Revenues	325,440	368,017

Expenses and Other:
Direct expense of events	56,594	63,148
NASCAR purse and sanction fees	74,969	73,124
Other direct operating expense	14,913	21,475
General and administrative	43,407	42,715
Depreciation and amortization	26,490	23,722
Interest expense, net	17,622	18,093
Equity investee losses (earnings) (Note 2)	58,797	(4,544)
Other expense (income), net	86	(1,247)

Total Expenses and Other	292,878	236,486

Income from Continuing Operations Before Income Taxes	32,562	131,531
Provision for Income Taxes	(33,286)	(51,642)

Income (Loss) from Continuing Operations	(724)	79,889
Loss from Discontinued Operation, Net of Taxes (Note 11)	(2,340)	(1,969)

Net Income (Loss)	$(3,064)	$77,920

Basic Earnings (Loss) Per Share:
Continuing Operations	$(0.02)	$1.84
Discontinued Operation	(0.05)	(0.05)

Net Income (Loss)	$(0.07)	$1.79

Weighted Average Shares Outstanding	42,862	43,504

Diluted Earnings (Loss) Per Share:
Continuing Operations	$(0.02)	$1.84
Discontinued Operation	(0.05)	(0.05)

Net Income (Loss)	$(0.07)	$1.79

Weighted Average Shares Outstanding	42,862	43,530

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, January 1, 2009	43,128	$449	$240,089	$700,506	$(72)	$(55,610)	$885,362
Net loss	—	—	—	(3,064)	—	—	(3,064)
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	10	—	10

Comprehensive loss							(3,054)

Share-based compensation	36	—	781	—	—	—	781
Cash dividends on common stock	—	—	—	(7,710)	—	—	(7,710)
Repurchases of common stock at cost	(503)	—	—	—	—	(6,774)	(6,774)

Balance, June 30, 2009	42,661	$449	$240,870	$689,732	$(62)	$(62,384)	$868,605

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(3,064)	$77,920
Loss from discontinued operation, net of tax	2,340	1,969
Cash used by operating activities of discontinued operation	(1,855)	(1,366)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Loss on disposal of property and equipment	—	98
Depreciation and amortization	26,490	23,722
Amortization of deferred income	(1,066)	(893)
Deferred income tax provision	17,718	(8,999)
Equity investee losses (earnings)	58,797	(4,544)
Share-based compensation	781	703
Changes in operating assets and liabilities, net of business acquisition:
Accounts and notes receivable	(12,235)	(14,646)
Prepaid and accrued income taxes	13,088	24,011
Inventories	1,001	(2,211)
Prepaid expenses	(958)	(773)
Accounts payable	6,739	12,821
Deferred race event income	(22,447)	(21,135)
Accrued expenses and other liabilities	5,232	(353)
Deferred income	140	369
Other assets and liabilities	(3,099)	2,008

Net Cash Provided By Operating Activities	87,602	88,701

Cash Flows from Financing Activities:
Borrowings under long-term debt	296,271	300,000
Principal payments on long-term debt	(280,754)	(48,441)
Payments of debt issuance and loan amendment costs	(5,790)	(419)
Dividend payments on common stock	(7,710)	—
Exercise of common stock options	—	738
Tax benefit from exercise of stock options	—	91
Repurchases of common stock	(6,774)	(4,220)

Net Cash (Used) Provided By Financing Activities	(4,757)	247,749

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2009	2008
Cash Flows from Investing Activities:
Payments for:
Capital expenditures	$(27,538)	$(37,934)
NHMS business acquisition, net of cash acquired	—	(330,066)
Proceeds from sales of property and equipment	29	233
Proceeds from distributions of short-term investments	3,164	4,468
Repayment of notes and other receivables	141	155
Cash used in investing activities of discontinued operation	—	(3,339)

Net Cash Used By Investing Activities	(24,204)	(366,483)

Net Increase (Decrease) In Cash and Cash Equivalents	58,641	(30,033)
Cash and Cash Equivalents at Beginning of Period	52,678	156,273

Cash and Cash Equivalents at End of Period	$111,319	$126,240

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$16,558	$19,804
Cash paid for income taxes	3,509	35,438
Supplemental Non-Cash Investing Activities Information:
Increase in accounts payable for capital expenditures	2,255	23,003

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned and operated subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC a/k/a Lowe’s Motor Speedway (LMS), Kentucky Speedway LLC (KS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), New Hampshire Motor Speedway, Inc. d/b/a New Hampshire Motor Speedway (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), 600 Racing, Inc. (600 Racing), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), Speedway TBA LLC a/k/a North Carolina Speedway (NCS), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations. See Note 1 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K for further description of its business operations, properties and scheduled events.

In 2009, the National Association for Stock Car Auto Racing, Inc. (NASCAR) sanctioned Craftsman Truck Series was renamed the Camping World Truck Series. Hereafter, the Camping World Truck naming convention is used throughout this document.

Racing Events—In 2009, the Company plans to hold 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. These 23 major scheduled NASCAR-sanctioned races include the Nationwide Series race at KS purchased in December 2008. The Company also plans to hold eight NASCAR Camping World Truck Series racing events, three IndyCar Series (IRL) racing events, five major National Hot Rod Association (NHRA) racing events, two ARCA RE/MAX Series racing events, and three World of Outlaws (WOO) racing events. In 2008, the Company held 22 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and nine Nationwide Series racing events, eight NASCAR Camping World Truck Series racing events, two IRL racing events, five major NHRA racing events, and two WOO racing events.

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

2008 Kentucky Speedway Acquisition—On December 31, 2008, the Company purchased substantially all of Kentucky Speedway, LLC assets through the satisfaction of $63,300,000 in debt, payment of $7,500,000 in 60 monthly installments of $125,000 beginning 30 days after closing, and a contingent payment of an additional $7,500,000 in 60 monthly installments of $125,000 beginning on the first day of the month following satisfaction of specified conditions. The final purchase allocation did not differ significantly from the Company’s preliminary allocation, which reflected net assets acquired at their estimated fair market values at acquisition date. The contingent payment obligation will be recorded if and when paid upon satisfaction of those conditions as required under Statement of Financial

Accounting Standards (SFAS) No. 141 “Business Combinations” by increasing property and equipment or intangible assets depending on final valuation analysis. The purchase price was funded with available cash and borrowings under the Credit Facility. The acquisition was not significant and presentation of pro forma financial information was not required. See Note 1 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K for additional information on the KS transaction, facilities and operations.

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

The more significant racing schedule changes for the three and six months ended June 30, 2009 as compared to 2008 includes the following:

•

One NASCAR Sprint Cup Series race at Lowe’s Motor Speedway was postponed and shortened, and pole position qualifying for a NASCAR Sprint Cup race at New Hampshire Motor Speedway was cancelled, due to poor weather in the second quarter 2009;

•	One NASCAR Nationwide Series racing event was held in the second quarter 2009 at KS purchased in December 2008; and

•	AMS held a NASCAR Nationwide Series racing event in the first quarter 2008 that is scheduled to be held in the third quarter 2009.

Joint Venture Equity Investment and Equity Investee Earnings or Losses—The Company and International Speedway Corporation (ISC) equally own a joint venture (50% non-controlling interest) that operates independently under the name Motorsports Authentics (MA) to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA has license agreements with many of the top NASCAR, IRL, and NHRA teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. The equity method is used to account for investments in joint ventures and other associated entities, which includes only MA at this time, where the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%.

MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results, and the Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements. The Company’s share of MA’s operating results for December 1 through May 31 is included in “equity investee earnings or losses” for the Company’s reporting periods ended June 30, 2009 and 2008. MA reports sales and other taxes collected from customers on a gross basis. All significant unrealized intercompany profits or losses pertain to unsold merchandise and have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since formation of MA. The Company’s share of undistributed equity deficit from equity investee losses included in the Company’s retained earnings was approximately $61,488,000 at June 30, 2009 and $58,155,000 at December 31, 2008. See “Fair Value of Financial Instruments” below for additional information on a contingent guarantee obligation associated with MA.

MA Operating Results for 2009—MA second quarter and year-to-date results for 2008 reflect, among other factors, increased merchandise sales of Dale Earnhardt, Jr., a popular NASCAR driver and material MA licensor, who changed racing teams and sponsors at the end of 2007. There were no similar changes that favorably impacted MA results for the same periods in 2009. Also, MA results for 2009 were negatively impacted by decreased attendance at motorsports racing events and ongoing recessionary conditions and reduced discretionary spending, declining sales to mass retail department stores and specialty retailers, and increased competition for products sold under non-exclusive MA licenses.

The following table presents summarized information on the second quarter and year-to-date operating results of MA for 2009 and 2008 (excluding the Company’s associated impairment charge described below) (in thousands):

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
Net sales	$33,245	$57,365	$71,172	$117,698
Gross profit	6,867	22,394	15,521	41,700
Income (loss) from continuing operations	(3,388)	5,960	(6,666)	9,548
Net income (loss)	(3,388)	5,960	(6,666)	9,548

Second Quarter 2009 Impairment Charge—The Company follows the impairment provisions of Accounting Principles Board (APB) Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” whereby declines in estimated investment fair value below carrying value assessed as other than temporary would be recognized as a charge to earnings to reduce carrying value to estimated fair value. The Company periodically evaluates for possible declines in value and determines if declines are other than temporary based on, among other factors, the sufficiency and outcome of equity investee performed impairment assessments (which includes third party appraisals and other analyses), the amount and length of time that fair value may have been below carrying value, near-term and longer-term operating and financial prospects of equity investees, and the Company’s intent and ability to hold the equity investment for a period of time sufficient to allow for any anticipated recovery.

The following operating factors, among others, significantly impact MA’s revenues and profitability: (i) economic conditions and consumer and corporate spending sentiment and trends; (ii) the success of motorsports, the popularity of its licensed drivers and teams, the magnitude and timing of its licensed driver and team changes, particularly for NASCAR’s Sprint Cup Series; (iii) increased competition for products sold under non-exclusive MA licenses, expanded licensing by licensors to competitors selling products similar to those under non-exclusive MA licenses, nonrenewal of exclusive or non-exclusive MA licenses upon expiration; (iv) deterioration in customer relationships and other competition for MA products; and (v) the success of MA management in achieving sustained profitability. Many of these operating factors are outside management’s control.

The unforeseen severity and length of the ongoing recession, along with increased uncertainty concerning MA’s ability to compete successfully and profitably in certain product channels, particularly non-exclusive licensed products, and to achieve previously contemplated future business initiatives, has lead MA management to perform an impairment evaluation of long-lived assets, including intangible assets, for possible impairment using Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. This evaluation is expected to be completed within MA’s fourth fiscal quarter ended November 30, 2009. For the Company’s financial reporting as of June 30, 2009, the Company evaluated impairment under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” and SFAS No. 157 “Fair Value Investments” based on discounted estimated annual future cash flows using the income valuation, with the assistance of an independent valuation firm. The inputs for measuring MA fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under SFAS No. 157 “Fair Value Investments” as quoted market prices are not available. Based on that evaluation, the Company recorded an impairment charge of approximately $55,600,000 (with no net income tax benefit) pertaining to its equity investment in MA. This charge is reflected in the Company’s equity investee losses for the three and six months ended June 30, 2009.

Management believes the Company’s methods used to determine fair value and evaluate impairment as of June 30, 2009 were appropriate, relevant, and represent methods customarily available and used for such purposes. The Company’s evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. However, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future financial condition or results of operations.

Ongoing Business and Financial Risks—MA continues to have a material amount of inventory, goodwill and other intangible assets. Future profits or losses could be affected by or depend on operating factors as previously described above in “Second Quarter 2009 Impairment Charge”, among others. Although lower than 2008, a significant portion of MA’s 2009 revenues and gross profits relate to sales of Dale Earnhardt, Jr. licensed merchandise, which may or may not continue at current levels. Lower 2009 revenues have resulted, and may continue to result in, reduced profitability and increased exposure to excess product levels, and could result in impairment of MA’s goodwill and other intangible assets beyond the reduced estimated fair values reflected by the Company as of June 30, 2009. MA’s losses for the remainder of fiscal 2009 may or may not substantially increase. The management of MA periodically assesses the realization of inventories, including the sufficiency of lower of cost or market provisions based on, among other factors, current inventory levels, assumptions about current and future demand, market conditions and trends that might adversely impact exposure to excess product levels and realization.

Although not currently planned, the Company could increase its investment in MA, including additional equity contributions or loans. MA’s ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. The Company’s current and future carrying value of this equity investment could become further impaired for changes in profitability, operating cash flows, market and economic conditions, including prolonged recessionary conditions, and other factors that could adversely impact recovery. Should future MA inventory or long-lived assets become impaired beyond the reduced estimated fair values reflected by the Company as of June 30, 2009, resulting in a material impairment charge, the Company would be required to record its 50% share which could have a material adverse impact on the Company’s future financial condition or results of operations. The Company and ISC continue to intensify efforts to turn MA’s business around. MA continues to restructure its business by implementing process improvements, cost reduction initiatives, improved inventory risk management, and streamlining operations. The Company and MA management believe that focusing on increasing revenues, including renewing and expanding sales channels, is a foremost priority and that opportunities exist for continued cost reductions.

Effective Income Tax Rates—The Company provides for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined.

The Company’s effective income tax rates for the three and six months ended June 30, 2009 reflect increases in valuation allowances of approximately $21,977,000 and $26,720,000, respectively, against deferred tax assets associated with 2009 equity investee losses of Motorsports Authentics because management has determined that ultimate realization is not more likely than not. Without these valuation allowances, the Company’s effective tax rates for the three and six months ended June 30, 2009 would have been 37.4% and 39.1%. The tax rates for the 2009 interim periods were negatively impacted by decreases in income exempt from income taxes. The 2009 tax rates were positively impacted by decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities and expected reductions in state income tax rates. The Company’s effective income tax rate for the three and six months ended June 30, 2008 was 39.3%. The rates for the 2008 interim periods reflect higher state income tax rates associated with accounting for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities associated with NHMS. As of June 30, 2009 and December 31, 2008, valuation allowances of approximately $62,908,000 and $33,816,000 are reflected against deferred tax assets, for certain deferred tax assets and state net operating loss carryforwards, because management has determined that ultimate realization is not more likely than not.

FASB Interpretation No. 48 Disclosures—The Company follows FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48) which, among other things, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, and disclosures. Income tax liabilities for unrecognized tax benefits approximate $5,588,000 and $7,572,000 as of June 30, 2009 and December 31, 2008, respectively, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. For the three and six months ended June 30, 2009, total unrecognized tax benefits decreased $1,984,000 for settlements with taxing authorities. For the six months ended June 30, 2008, total unrecognized tax benefits increased $452,000 from certain tax positions. There were no other changes in the three and six months ended June 30, 2009 or 2008.

The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. The Company recognized interest and penalties on uncertain tax positions of $77,000 and $147,000 in the three months ended June 30, 2009 and 2008, and $234,000 and $295,000 in the six months ended June 30, 2009 and 2008. As of June 30, 2009 and December 31, 2008, the Company had $3,848,000 and $4,058,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of June 30, 2009, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. As of June 30, 2009, management believes it is reasonably possible that unrecognized tax benefits may decrease within the next twelve months by approximately $500,000 due to the expiration of a statute of limitations. The tax years that remain open to examination include 2002 through 2008 by the North Carolina Department of Revenue, and 2005 through 2008 by all other taxing jurisdictions to which the Company is subject.

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended June 30, 2009 and 2008 amounted to $2,120,000 and $2,785,000, and for the six months ended June 30, 2009 and 2008 amounted to $4,663,000 and $5,584,000.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts and notes receivable, marketable equity securities and interest rate swaps. Concentration of credit risk with respect to cash and cash equivalents, short-term investments and interest rate swaps is limited through placement with major high-credit qualified financial institutions. However, amounts placed often significantly exceed available insured limits. Concentrations of credit risk with respect to accounts receivable are limited due to the large numbers and wide variety of customers and customer industries and their broad geographical dispersion. Also, a significant portion of the Company’s accounts receivable typically pertain to advance revenues for specific events which are deferred until the event is held. As such, exposure to credit risk on such receivables that could adversely affect operating results is limited until recognition of the associated deferred race event income. As of June 30, 2009, the Company has no significant concentration of accounts receivable or deferred revenue related to automobile manufacturers or other customers associated with that industry. The Company generally requires sufficient collateral equal to or exceeding note amounts, or accepts notes from high-credit quality entities or high net-worth individuals, limiting its exposure to credit risk. Amounts due from affiliates typically can be offset to the extent of amounts payable to affiliates, limiting the Company’s exposure to credit risk. As further described in Note 11, discontinued oil and gas activities have concentrations of credit risk different from the Company’s motorsports operations as of June 30, 2009.

Fair Value of Financial Instruments—The Company follows SFAS No. 157 “Fair Value Measurements”, including Financial Accounting Standards Board (FASB) Staff Position FAS 157-2, which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, short-term investments, accounts and notes receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Short-term investments, marketable debt and equity securities, and interest rate swaps are carried at fair value based on binding and non-binding broker quoted market prices. Notes and other receivables and bank revolving credit facility borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior subordinated notes payable are publicly traded and estimated fair value is based on single broker quote market quotes. The estimated fair value for fixed rate senior notes payable is based on single broker quote market quotes. Other long-term debt is non-interest bearing and discounted based on estimated current cost of borrowings and, therefore, carrying values approximate market value. Quoted market prices are not available for determining market value of the Company’s equity investment in associated entity. For equity investments, the Company estimates fair value primarily using estimated discounted cash flows.

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of June 30, 2009 and December 31, 2008 (in thousands):

			June 30, 2009		December 31, 2008
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$111,319	$111,319	$52,678	$52,678
Short-term investments	2	R	2,298	2,298	5,387	5,387
Marketable equity securities	1	R	31	31	14	14
Floating rate notes receivable	2	R	3,715	3,715	3,910	3,910

Liabilities (Note 5)
Floating rate revolving Credit Facility	2	R	100,000	100,000	350,000	350,000
6 3/4% Senior Subordinated Notes Payable due 2013	1	NR	330,000	317,625	330,000	237,600
8 3/4% Senior Notes Payable due 2016	1	NR	266,413	279,125	—	—
Other long-term debt	2	NR	5,912	5,912	6,480	6,480
Cash flow interest swap on revolving Credit Facility	2	R	228	228	451	451

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Short-term investments consist principally of liquid marketable mutual fund securities and auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, and realized and unrealized gains or losses are included in the Company’s consolidated statements of income. As of June 30, 2009 and December 31, 2008, the Company has marketable securities investments of approximately $1,323,000 and $2,021,000 in the Columbia Strategic Asset Mutual Fund of Bank of America. As of June 30, 2009 and December 31, 2008, the investment was recorded at its estimated fair market value of 87.2% and 82.7% of par. As of June 30, 2009 and December 31, 2008, the Company has approximately $975,000 and $1,000,000 invested in auction rate securities which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

As of June 30, 2009 and December 31, 2008, the Company had contingent guarantee obligations associated with an equity investment that are limited to $11,738,000 and $12,000,000, decrease annually and expire through 2015 based on specified terms and conditions. At this time, management believes the fair value of this guarantee is presently insignificant and no obligation has been recorded. Should the equity investee have insufficient future financial resources, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time.

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

Recently Issued Accounting Standards—In May 2009, SFAS No. 165 “Subsequent Events” was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or financial reporting periods ending after June 15, 2009. The Company has evaluated the period from June 30, 2009, the date of the financial statements, through August 6, 2009, the date of the issuance and filing of these financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements nor require additional disclosure.

In June 2009, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” was issued which amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for fiscal annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact, if any, adopting SFAS No. 167 may have on its financial statements or disclosures.

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

In April 2009, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even where significant decreases in the volume and level of activity has occurred, and regardless of the valuation technique(s) used, the objective of fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP FAS 157-4 had no significant impact on its financial statements or disclosures.

In April 2009, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” was issued which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve financial statement presentation and disclosure of other-than-temporary impairments on debt and equity securities. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of FSP FAS 115-2 and 124-2 had no significant impact on its financial statements or disclosures.

In April 2009, FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” was issued which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company has reflected the required interim disclosures in its financial statements.

3. INVENTORIES

Inventories consist of the following components (in thousands):

	June 30, 2009	December 31, 2008
Souvenirs and apparel	$6,411	$6,978
Finished vehicles, parts and accessories	5,514	5,341
Micro-lubricant® and other	762	1,233

Total	$12,687	$13,552

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At June 30, 2009 and December 31, 2008, inventories reflect provisions of $6,901,000 and $7,727,000.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Other Intangible Assets represent the excess of business acquisition costs over the fair value of net assets acquired, and are all associated with the Company’s motorsports related activities and reporting units. Intangible assets consist predominately of goodwill and nonamortizable intangible assets for race event sanctioning and renewal agreements and, to a lesser extent, goodwill associated with event related motorsports merchandising and amortizable intangible assets associated with network and other media promotional contracts for non-event motorsports merchandising. Acquired intangible assets are valued using the direct value method. Nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely.

The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets” which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary an operating segment and separate reporting unit principally because that is the lowest level for which discrete financial information is available to the Company’s segment managers and chief operating decision maker. No reporting units are aggregated for purposes of evaluating intangible assets for possible impairment. The Company evaluates intangible assets for possible impairment based on expected future discounted operating cash flows and profitability attributable to such assets (using the fair value assessment provisions of SFAS No. 157 “Fair Value Investments”), supported by quoted market prices or comparable transactions where available or applicable. The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred.

Management’s latest annual assessment of goodwill and other intangible assets in the second quarter 2009 indicated there had been no impairment, and there has since been no events or circumstances which might indicate possible impairment as of June 30, 2009. For the Company’s financial reporting as of June 30, 2009, management’s evaluation was based on: (i) assessment of goodwill and intangible assets for possible impairment for each separate reporting unit using the methodology described above and (ii) estimated fair values of tangible and intangible assets using recent third party appraisals and expected future discounted operating cash flows for comparable transactions, including the Company’s 2008 NHMS and KS acquisitions. Management considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements based on recent and historical sales transactions (the Company presently has agreements to annually conduct 13 NASCAR Sprint Cup, 10 NASCAR Nationwide, and 8 NASCAR Camping World Truck Series races), combined with the estimated fair value for all other Company net assets, exceeds its current market capitalization. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to the Company’s common stock from historical and forward-looking perspectives. Such information was also compared to available market information for certain motorsports industry peers.

Management believes the Company’s methods used to determine fair value and evaluate possible impairment in the second quarter 2009 were appropriate, relevant, and represent methods customarily available and most used for such purposes. Weighting of evaluation results was not required as none of the methods, individual or collectively, indicated possible impairment. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in the Company’s core motorsports business. Based on this analysis, both individually and collectively, management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is temporary, and no impairment of goodwill or other intangible assets had occurred through and as of June 30, 2009. The evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future financial condition or results of operations.

As of June 30, 2009 and December 31, 2008, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	June 30, 2009			December 31, 2008			Estimated Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable network and other media promotional contracts	3,320	$(757)	2,563	3,320	$(693)	2,627	30

Total	$398,233	$(757)	$397,476	$398,233	$(693)	$397,540

There were no changes in the gross carrying value of other intangible assets and goodwill during the three months ended June 30, 2009.

5. LONG-TERM DEBT

New Senior Notes—In May 2009, the Company completed a private placement of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275,000,000. These 2009 Senior Notes were issued at 96.8% of par value, and net proceeds, after commissions and fees, approximated $261,047,000. Net offering proceeds were used to reduce outstanding borrowings under the Company’s Credit Facility described below. The Company plans to file a registration statement in August 2009 to exchange these notes for substantially identical notes registered under the Securities Act, and close the exchange offer in September 2009. Original debt issuance discount and deferred financing costs are being amortized over the associated seven-year note term. As of June 30, 2009, the 2009 Senior Notes carrying value of $266,413,000 is reported net of issuance discount of $8,587,000.

The Company’s management, including the Board of Directors, believes the notes offering, combined with amendment and restatement of the Credit Facility as described below, provides the Company additional financial and operational flexibility. The 2009 Senior Notes mature in 2016 and interest payments are due semi-annually on June 1 and December 1, commencing December 1, 2009. The Indenture governing the 2009 Senior Notes (the 2009 Senior Notes Indenture) contains certain restrictive and required financial covenants. The Company agreed not to pledge its assets to any third party except under certain limited circumstances, and to certain other limitations or prohibitions concerning the incurrence of other indebtedness, issuance of capital stock, guarantees, asset sales, investments, dividends, distributions and redemptions. The 2009 Senior Notes Indenture permits annual dividend payments of up to approximately $0.48 per share of common stock, increasable subject to meeting certain financial covenants. The 2009 Senior Notes rank equally in right of payment with all existing and future senior debt; rank senior in right of payment to all existing and future subordinated debt, including the Senior Subordinated Notes described below; are effectively subordinated to all existing and future debt to the extent of assets securing such debt, including the Credit Facility; and are structurally subordinated to existing and future debt or other liabilities of subsidiaries that do not guarantee the 2009 Senior Notes. The Company may redeem some or all of the 2009 Senior Notes on or after June 1, 2013 at annually declining redemption premiums, and up to 35% of the 2009 Senior Notes on or before June 1, 2012 with proceeds from certain equity offerings at a redemption premium. In the event of a change of control, the Company must offer to repurchase the 2009 Senior Notes at 101% of par value plus accrued and unpaid interest.

Bank Credit Facility Amendment and Restatement—In May 2009, the Company’s Credit Facility was amended to: (i) allow issuance of the 2009 Senior Notes described above as permitted indebtedness; (ii) reduce permitted aggregate borrowings under the Credit Facility from $500,000,000 to $350,000,000; and (iii) require the Company to use proceeds from the 2009 Senior Notes offering to reduce outstanding Credit Facility borrowings. On July 14, 2009, the Company amended and restated its long-term, senior secured revolving credit facility (the 2009 Credit Facility) with a syndicate of banks led by Bank of America, N.A. as administrative agent and lender. Borrowings under the 2009 Credit Facility can be used to refinance existing Company indebtedness, and for working capital, capital expenditures, permitted investments, acquiring additional motor speedways and related businesses, and other corporate purposes, subject to specified limitations.

The 2009 Credit Facility as amended and restated in July 2009: (i) provides for aggregate borrowings of up to $300,000,000, including separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for letters of credit; (ii) includes an “accordion” feature that provides for additional borrowings of up to $150,000,000 subject to meeting specified conditions; (iii) matures in July 2012; (iv) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; (v) limits annual capital expenditures to $80,000,000; (vi) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vii) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the Credit Facility term. The 2009 Credit Facility also permits investments aggregating up to an additional $5,000,000 each year in the Company’s oil and gas activities (see Note 11) and certain other businesses, and allows for additional investments, contracts and contract assignment associated with the Company’s buying and selling of bulk petroleum products to specified foreign parties.

Loans under the 2009 Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 2.50% to 3.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The 2009 Credit Facility also contains a commitment fee ranging from 0.35% to 0.60% of unused amounts available for borrowing. The margins applicable to LIBOR borrowings and the commitment fee are adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

The 2009 Credit Facility contains a number of affirmative and negative financial covenants, including requiring the Company to maintain certain ratios of funded debt to EBITDA, senior debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, disposition of property, entering into new lines of business and incurring other debt. Indebtedness under the Credit Facility is guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries (the Guarantors), and is secured by a pledge of all capital stock and limited liability company interests of the Guarantors.

During the first quarter 2009, the Company borrowed $30,000,000 for working capital purposes, and repaid borrowings of $18,953,000 during the second quarter 2009. As further discussed above, proceeds from the 2009 Senior Notes offering were used to reduce outstanding Credit Facility borrowings by $261,047,000. At June 30, 2009 and December 31, 2008, outstanding borrowings under the Credit Facility were $100,000,000 and $350,000,000. As of June 30, 2009, outstanding letters of credit amounted to $865,000, and the Company could borrow up to an additional $199,135,000 under the Credit Facility.

Although originally scheduled to mature March 31, 2010, amounts outstanding under the Credit Facility are appropriately classified as long-term debt in the accompanying June 30, 2009 balance sheet because the 2009 Credit Facility agreement executed on July 14, 2009 extended maturity until July 2012.

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

The Senior Subordinated Notes mature in 2013, are guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries, and interest payments are due semi-annually on June 1 and December 1. The Indenture governing the Senior Subordinated Notes permits dividend payments each year of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes are subordinated to all present and future senior secured indebtedness of the Company, including the Credit Facility described above. The Company may redeem some or all of the Senior Subordinated Notes at annually declining redemption premiums ranging from 103.375% of par in twelve month periods beginning June 1, 2008 to par after June 1, 2011. In the event of a change of control, the Company must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest.

The Credit Facility, 2009 Senior Notes and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The 2009 Credit Facility agreement, Senior Notes Indenture and Senior Subordinated Notes Indenture contain cross-default provisions. The Company was in compliance with all applicable covenants under the Credit Facility, 2009 Senior Notes and Senior Subordinated Notes as of June 30, 2009.

Certain Credit Facility Information Before Amendment and Restatement—The Company’s Credit Facility, prior to amendment and restatement in July 2009, as described above: (i) was previously scheduled to mature March 31, 2010; (ii) had an overall borrowing limit of $500,000,000, including separate sub-limits of $10,000,000 for swing line loans and $75,000,000 for letters of credit; (iii) contained substantially similar restrictive financial covenants and limitations and pledged security interests; and (iv) interest was based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%, adjusted periodically based upon certain ratios of funded debt to EBITDA. See Note 6 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K for further information on the terms and conditions of the Credit Facility prior to amendment and restatement.

Other Notes Payable—Long-term debt includes a non-interest bearing debt obligation associated with the Company’s December 31, 2008 acquisition of KS, payable in 60 monthly installments of $125,000 beginning 30 days after the December 31, 2008 closing. As of June 30, 2009 and December 31, 2008, the obligation carrying value of $5,903,000 and $6,466,000, respectively, reflects a $847,000 and $1,034,000 discount, respectively, based on a 6% effective interest rate.

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

Under the present interest rate swap agreement, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $14,063,000, which is scheduled to mature in March 2010. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. The cash flow swap agreement does not meet the conditions for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. At June 30, 2009 and December 31, 2008, the Company has reflected a derivative liability for this swap of $228,000 and $451,000. Interest expense for the three months ended June 30, 2009 and 2008 decreased $93,000 and $376,000, and for the six months ended June 30, 2009 and 2008 decreased $223,000 and increased $204,000, respectively, due to market value changes of the interest rate swap agreement. Interest expense reflects net settlement payments of $126,000 and $97,000 in the three months ended June 30, 2009 and 2008, and $258,000 and $14,000 in the six months ended June 30, 2009 and 2008, respectively.

Subsidiary Guarantees—Amounts outstanding under the Credit Facility, Senior Subordinated Notes and 2009 Senior Notes are guaranteed by all of SMI’s operative material subsidiaries except for Oil-Chem and its subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to SMI.

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2009	2008	2009	2008
Gross interest costs	$10,376	$10,275	$18,463	$21,542
Less: capitalized interest costs	(228)	(528)	(278)	(746)

Interest expense	10,148	9,747	18,185	20,796
Interest income	(297)	(1,246)	(563)	(2,703)

Interest expense, net	$9,851	$8,501	$17,622	$18,093

Weighted-average interest rate on borrowings under bank Credit Facility	1.9%	4.5%	2.0%	4.7%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings or loss per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2009	2008	2009	2008
Net income (loss) applicable to common stockholders and assumed conversions	$(23,413)	$47,018	$(3,064)	$77,920

Weighted average common shares outstanding	42,738	43,485	42,862	43,504
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	—	12	—	26

Weighted average common shares outstanding and assumed conversions	42,738	43,497	42,862	43,530

Basic earnings (loss) per share	$(0.55)	$1.08	$(0.07)	$1.79

Diluted (loss) earnings per share	$(0.55)	$1.08	$(0.07)	$1.79

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	1,764	699	1,766	535

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 3,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility, Senior Subordinated Notes and 2009 Senior Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the three and six months ended June 30, 2009, the Company repurchased 189,000 and 503,000 shares of common stock for $2,796,000 and $6,775,000, respectively. As of June 30, 2009, the Company could repurchase up to an additional 739,000 shares under the current authorization.

Declaration of Cash Dividends—To date in 2009, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock (in thousands except per share amounts):

Declaration date	February 10, 2009	April 21, 2009	July 22, 2009
Record date	March 2, 2009	May 29, 2009	August 21, 2009
Paid or payable to shareholders	March 16, 2009	June 26, 2009	September 16, 2009
Aggregate quarterly cash dividend	$3,865	$3,846	Approximately $3,850
Dividend per common share	$0.09	$0.09	$0.09

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliate at June 30, 2009 and December 31, 2008 include $4,918,000 and $5,084,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not require repayment before June 30, 2010, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2008 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $81,000 and $62,000 in the three months ended June 30, 2009 and 2008, and $166,000 and $112,000 in the six months ended June 30, 2009 and 2008. Any increases pertain to agreements in place before July 30, 2002.

Amounts payable to affiliate at June 30, 2009 and December 31, 2008 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because repayment is not required before March 31, 2010.

600 Racing, SMI Properties and Oil-Chem each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. For each of the three months ended June 30, 2009 and 2008, rent expense amounted to $61,000 for 600 Racing, $60,000 for SMI Properties, and $24,000 for Oil-Chem. For each of the six months ended June 30, 2009 and 2008, rent expense amounted to $122,000 for 600 Racing, $120,000 for SMI Properties, and $48,000 for Oil-Chem. At June 30, 2009 and December 31, 2008, amounts owed to Chartown were not significant.

Various SMI subsidiaries purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of approximately $23,000 and $20,000 in the three months ended June 30, 2009 and 2008. Vehicles purchases in the six months ended June 30, 2009 and 2008 were approximately $23,000 and $161,000. There were no vehicles sold to SAI in the three and six months ended June 30, 2009 or 2008. At June 30, 2009 and December 31, 2008, there were no associated amounts due to or from SAI.

Oil-Chem sold zMax micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $249,000 and $464,000 for the three months ended June 30, 2009 and 2008, and $767,000 and $864,000 for the six months ended June 30, 2009 and 2008. At June 30, 2009 and December 31, 2008, approximately $145,000 and $101,000 was due from SAI and is reflected in current assets.

At June 30, 2009 and December 31, 2008, current liabilities included $161,000 owed to SAI in connection with project management services provided by SAI employees in connection with supervising and managing construction and renovation projects at various SMI speedways prior to 2006.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. In the three months ended June 30, 2009 and 2008, merchandise purchases approximated $1,721,000 and $4,125,000, and merchandise sales and event related commissions approximated $1,451,000 and $1,490,000, respectively. In the six months ended June 30, 2009 and 2008, merchandise purchases approximated $3,497,000 and $11,076,000, and merchandise sales and event related commissions approximated $3,291,000 and $3,232,000. At June 30, 2009 and December 31, 2008, net amounts owed to MA approximated $675,000 and $1,625,000, and are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of June 30, 2009 and December 31, 2008, and transactions for the three and six months ended June 30, 2009 and 2008 are summarized below (in thousands):

	June 30, 2009	December 31, 2008
Notes and other receivables	$5,063	$5,185
Amounts payable to affiliates	3,430	4,380

	Three Months Ended June 30:		Six Months Ended June 30:
	2009	2008	2009	2008
Merchandise and vehicle purchases	$1,744	$4,145	$3,520	$11,237
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	1,795	2,050	4,253	4,287
Rent expense	145	145	290	290
Interest income	40	101	80	224
Interest expense	26	29	51	61

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Karen Davies and William Davies, individually and as Next Friends of Ryan Davies and Peyton Davies (the Plaintiffs) filed a lawsuit seeking damages against TMS, INEX, 600 Racing and SMI (the Defendants) in the 348th District Court of Tarrant County, Texas on January 2, 2007. Ryan Davies was injured while participating in an event at TMS and the Davies allege that TMS, INEX, 600 Racing and SMI caused the accident. TMS, INEX, and 600 Racing filed answers on February 2, 2007 denying all material allegations. SMI made a special appearance on February 2, 2007 challenging the jurisdiction of the Texas court over it. On February 6, 2008, INEX was dismissed with prejudice by the Plaintiffs from this suit. On March 5, 2007, TMS filed counterclaims and third-party claims asserting that other parties were liable for the accident. On September 4, 2008, the Defendants entered into an agreement with the Plaintiffs pursuant to which the Plaintiffs agreed not to proceed in this or any other case against Defendants on any theory of product or design liability regarding the Bandolero car, mechanical defect of the Bandolero car, or design defect of the Bandolero car and subsequently, on April 20, 2009, Plaintiffs dismissed with prejudice 600 Racing and SMI. Currently, the Company is unable to determine the total claims amount relating to this accident which may be made against TMS and how those claims might be resolved. To date, Plaintiffs have produced discovery claiming damages of approximately $1,500,000 for past medical expenses paid or incurred, life care plan costs of approximately $11,323,000, and approximately $1,040,000 lost earning capacity. This matter was not resolved at mediation held on November 13, 2008 and again on June 15, 2009. Discovery is ongoing in this matter. The case is currently scheduled to begin trial on August 31, 2009. Liability and claimed damages are being vigorously disputed. At this time, management does not expect the disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu, BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 7, 2008, SAG, SA, Swift Aviation, and Swift Transportation filed an answer to the Amended Complaint denying all material allegations. The Swift defendants subsequently filed an amended answer on August 27, 2008 and asserted crossclaims against Bronwen, Bronwen UK, BNP France and Ndiomu for breach of fiduciary duty, misrepresentation, breach of duty of good faith and fair dealing, fraud and conversion. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse, which motion was denied by the trial court on July 14, 2009. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. Additionally, the trial court ruled on January 20, 2009, that BNP Suisse did have to respond to certain jurisdictional discovery served upon it by SMIL. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. The Record on Appeal was delivered to the North Carolina Court of Appeals on April 27, 2009. BNP France filed its brief on appeal on June 18, 2009. Discovery is ongoing in this matter.

On September 8, 2008, Richard Skaff filed a lawsuit against, among other parties, Speedway Motorsports, Inc. and Speedway Sonoma, LLC a/k/a Infineon Raceway. The lawsuit was filed in the United District Court for the Northern District of California and alleges violations of the Americans With Disabilities Act of 1990, along with state claims for alleged violations of the California Disabled Persons Act, Unruh Civil Rights Act and Health & Safety Code statutes. Mr. Skaff is a paraplegic and disabled rights activist who claims to have attended motorsports events at Infineon Raceway on June 24, 2007 and July 27, 2008. The crux of the complaint is that Infineon Raceway fails to provide adequate facilities to disabled patrons. Mr. Skaff claims to have suffered loss of his civil rights, as well as physical, psychological, and emotional damages, and pain and suffering. He seeks compensatory and statutory damages, injunctive relief, attorney’s fees and costs. Speedway Motorsports, Inc. was dismissed without prejudice on November 4, 2008. On application by the Company and Sonoma Speedway, LLC, on November 4, 2008, the Court related the D’Lil matter (described below) with the Skaff matter to avoid duplication of labor and expense or conflicting results if the cases are conducted before different judges. A determination whether to consolidate the cases will be made at a later date. This matter is in the early stages of litigation. The Company is currently unable to predict the amount of damages that may be claimed in this matter, and is uncertain as to the effect the outcome of this litigation may have upon the Company’s future financial position, results of operations or cash flow. The Company intends to vigorously defend this matter.

On October 9, 2008, Hollyn D’Lil filed a lawsuit against, among other parties, Speedway Motorsports, Inc. and Speedway Sonoma, LLC a/k/a Infineon Raceway. The lawsuit was also filed in the United District Court for the Northern District of California and alleges violations of the Americans With Disabilities Act of 1990, along with state claims for alleged violations of the California Disabled Persons Act, Unruh Civil Rights Act and Health & Safety Code statutes. Ms. D’Lil is a paraplegic and is one of the early activists of the disability rights movement in California. Ms. D’Lil alleges that she attended a motorsports event at Infineon Raceway on August 24, 2008. The crux of the complaint is that Infineon Raceway fails to provide adequate facilities to disabled patrons. Ms. D’Lil claims to have suffered loss of her civil rights, as well as physical, psychological, and emotional damages, and pain and suffering. She seeks compensatory and statutory damages, injunctive relief, attorney’s fees and costs. Speedway Motorsports, Inc. was dismissed without prejudice on November 4, 2008. On application by the Company and Sonoma Speedway, LLC, on November 4, 2008, the Court related the Skaff matter (described above) with the D’Lil matter to avoid duplication of labor and expense or conflicting results if the cases are conducted before different judges. A determination whether to consolidate the cases will be made at a later date. This matter is in the early stages of litigation. The Company is currently unable to predict the amount of damages that may be claimed in this matter, and is uncertain as to the effect the outcome of this litigation may have upon the Company’s future financial position, results of operations or cash flow. The Company intends to vigorously defend this matter.

On May 9, 2008, Stephen Courey, Holand Leasing (1995) Ltd, and TAF Majestic Holdings S.A. (collectively, the Courey Plaintiffs) filed a lawsuit against, among other parties, Jim Russell Racing School (Russell), a former Company subsidiary, and a Russell instructor. The lawsuit was filed in the Superior Court of California, County of San Francisco. IR sold 100% of the stock of Russell to a third party on December 10, 2006. On April 27, 2009, IR received an indemnity demand from Martin Reilley of the Law Offices of Lanahan & Reilley on behalf of Emotive Experiential Performance, Inc. (Emotive), Jim Russell Group, Inc. and Tom Dyer seeking to have IR indemnify Russell, Emotive and Mr. Dyer with respect to the lawsuit filed by the Courey Plaintiffs. The Courey Plaintiffs alleged they have suffered personal injuries and property damage from an incident at IR on May 12, 2006. IR accepted Emotive’s indemnity tender in July 2009, and continues to assess it rights to indemnity from other parties. At this time, the Company does not believe this matter will have a material adverse impact upon the Company’s future financial position, results of operations or cash flows.

On April 30, 2009, AMS filed a lawsuit against The Pep Boys-Manny, Joe & Jack (Pep Boys) in the Superior Court of Henry County, State of Georgia, seeking recovery from Pep Boys of at least $1.6 million plus interest, and recovery of its costs and attorneys’ fees incurred in the lawsuit. AMS sued Pep Boys for breach of its Sprint Cup Series event title rights agreement with AMS (the Pep Boys Entitlement Agreement). Pep Boys has failed to make timely payment under the Pep Boys Entitlement Agreement. Pep Boys claims that AMS is in breach of the agreement by moving the subject Sprint Cup Series event to Labor Day weekend. This matter was resolved on June 30, 2009, in a manner which did not have a material impact on the Company and which resulted in Pep Boys remaining the named event sponsor for the Sprint Cup Series race scheduled to be conducted at AMS on September 6, 2009.

On June 16, 2009, Melissa Jenks, as guardian for Roderick Jenks, and individually, filed a lawsuit against New Hampshire Motor Speedway, Inc. and an employee, in the United States District Court for the District of New Hampshire. The lawsuit was served on NHMS on June 23, 2009, with an answer to the lawsuit being served by NHMS on July 13, 2009. The lawsuit alleges that Mr. Jenks suffered a traumatic head injury after falling from a golf cart, and asserts claims of negligence, vicarious liability, and loss of consortium. The lawsuit claims medical expenses for Mr.

Jenks in excess of $500,000, and according to the court’s civil cover sheet accompanying the lawsuit, a demand of $5,000,000 is being made. This lawsuit is in its early stages, and NHMS intends to vigorously defend this matter and assert all available defenses. At this time, management does not expect the disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

9. STOCK COMPENSATION PLANS

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009—Awards under the 2004 Stock Incentive Plan (the 2004 Plan) may consist of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate ten years from adoption in February 2004. No individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year. In the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. All stock options granted under the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date. To date, stock options expire ten years from grant date and vest immediately or in equal installments over three years and restricted stock and restricted stock units vest three years from grant date.

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

In the three months ended March 31, 2009, the Compensation Committee of the Company’s Board of Directors approved a grant of 20,000 shares of restricted stock under the Company’s performance-based Incentive Compensation Plan to the Company’s Vice Chairman and Chief Financial Officer, and 20,000 restricted stock units to the Company’s President and Chief Operating Officer, both subject to reaching certain defined full year 2009 earnings targets, and 40,000 stock options that vest after three years to a non-executive management employee at an exercise price per share of $14.58, which equaled market value at date of grant. The grant of restricted stock units became effective on April 21, 2009 upon approval of the amendment and restatement of the 2004 Plan. As provided in the 2004 Plan, awards of restricted stock or restricted stock units generally remain subject to forfeiture and restrictions on transferability for three years from the date of award. In the three months ended March 31, 2008, the Company awarded 7,000 shares of restricted stock under the Company’s performance-based Incentive Compensation Plan, subject to reaching certain defined full year 2008 earnings targets, to each of three executive officers. The performance period for these restricted stock grants ended during the three months ended March 31, 2009 resulting in the forfeiture of 392 shares by each recipient.

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

Share-based compensation cost is included in general and administrative expense. Share-based compensation cost for the three months ended June 30, 2009 and 2008 totaled $430,000 and $399,000, before income taxes of $161,000 and $157,000, and for the six months ended June 30, 2009 and 2008 totaled $781,000 and $703,000, before income taxes of $305,000 and $276,000, respectively. There were no capitalized share-based compensation costs at June 30, 2009 or December 31, 2008. As of June 30, 2009, there was approximately $183,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 1.2 years, and none related to the 1994 Plan or the Formula Stock Option Plan. As of June 30, 2009, there was approximately $2,059,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.0 year.

See Note 11 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K for additional information and terms of the Company’s stock incentive, stock option, restricted stock and employee stock purchase plans.

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

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes and other expense (income) and specified unusual non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. There were no significant intersegment or intercompany revenues, expenses or other transactions during the periods presented. The following segment information on continuing operations is for the three and six months ended June 30, 2009 and 2008, and as of June 30, 2009 and December 31, 2008 (in thousands):

	Three Months Ended June 30:
	2009			2008
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$185,475	$6,397	$191,872	$202,787	$10,004	$212,791
Depreciation and amortization	13,162	115	13,277	11,755	167	11,922
Equity investee earnings (losses) (Note 2)	(57,185)	—	(57,185)	2,953	—	2,953
Operating income	63,060	643	63,703	82,588	83	82,671
Capital expenditures	17,016	48	17,064	24,758	71	24,829

	Six Months Ended June 30:
	2009			2008
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$312,660	$12,780	$325,440	$347,865	$20,152	$368,017
Depreciation and amortization	26,261	229	26,490	23,391	331	23,722
Equity investee earnings (losses) (Note 2)	(58,797)	—	(58,797)	4,544	—	4,544
Operating income (loss)	108,477	590	109,067	144,169	(336)	143,833
Capital expenditures	27,472	66	27,538	37,729	$205	$37,934

	June 30, 2009			December 31, 2008
Other intangibles	$394,913	$2,563	$397,476	$394,913	$2,627	$397,540
Goodwill intangibles	181,014	4,774	185,788	181,013	4,775	185,788
Total assets	2,000,802	39,186	2,039,988	1,995,566	38,843	2,034,409
Equity investments	18,133	—	18,133	77,066	—	77,066

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (both from continuing operations) for the three and six months ended June 30, 2009 and 2008 (in thousands):

			Three Months Ended June 30:		Six Months Ended June 30:
			2009	2008	2009	2008
Total segment operating income from continuing operations			$63,703	$82,671	$109,067	$143,833
Adjusted for:
Interest expense, net			(9,851)	(8,501)	(17,622)	(18,093)
Equity investee earnings (losses) (Note 2)			(57,185)	2,953	(58,797)	4,544
Other income (expense), net			(264)	1,336	(86)	1,247

Consolidated income (loss) from continuing operations before income taxes			$(3,597)	$78,459	$32,562	$131,531

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

No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation for any period presented. All notes to consolidated financial statements have been reclassified to exclude amounts pertaining to this discontinued operation. As of June 30, 2009 and December 31, 2008, current assets of discontinued operations represent primarily the expected net realizable value of certain receivables associated with oil and gas activities as further described in Note 15 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

SMIL owns interests in two foreign entities owning certain oil and gas mineral rights in Russia, and significant uncertainties exist about the economic viability and ultimate recovery of these investments. As of June 30, 2009 and December 31, 2008, these investments are reflected as fully impaired. There were no significant revenues generated from oil and gas activities in the three and six months ended June 30, 2009 or 2008. During the three and six months ended June 30, 2009, the Company incurred costs primarily for maintenance, legal and management fees associated with efforts to maximize and preserve remaining realizable value, if any, of these foreign investment interests and other oil and gas activities, all of which are reflected in loss from discontinued operation. During the three and six months ended June 30, 2009, the Company recorded receivables of approximately $944,000 and $1,982,000 under its profit and loss sharing arrangement with Oasis Trading Group LLC, a US entity providing oil and gas management and operational services to the Company, for that entity’s reimbursable share of these costs. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities. As such, uncertainty exists regarding recoverability and the Company has recorded allowances to fully reserve these possibly uncollectible amounts as of June 30, 2009 and December 31, 2008, which are reflected as a component of loss from discontinued operation. Loss from discontinued operation is reported net of income tax benefits of $215,000 and $330,000 for the three months ended June 30, 2009 and 2008, and $853,000 and $1,193,000 for the six months ended June 30, 2009 and 2008.

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

Seasonality and Quarterly Results

In 2009, the Company plans to hold 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. These 23 major scheduled NASCAR-sanctioned races include the Nationwide Series race at KS purchased in December 2008. The Company also plans to hold eight NASCAR Camping World Truck Series racing events, three IRL racing events, five major NHRA racing events, two ARCA RE/MAX Series racing events, and three WOO racing events. In 2008, the Company held 22 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and nine Nationwide Series racing events, eight NASCAR Camping World Truck Series racing events, two IRL racing events, five major NHRA racing events, and two WOO racing events.

The Company’s business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations, including speedway acquisitions, with associated increases in overhead expenses, may tend to minimize operating income in respective future quarters. For example, NHMS, purchased in January 2008, is presently scheduled to hold one NASCAR Sprint Cup racing event in the second and third quarters each year, and operating income will likely continue to be positively impacted in those quarters and negatively impacted in the first and fourth quarters. Racing schedules may change from time to time, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three and six months ended June 30, 2009 and 2008 are not indicative of results that may be expected for the entire year because of such seasonality.

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

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General operating factors – including ongoing uncertainty of tightened credit and financial markets and the recession
•	Eight-year NASCAR broadcasting rights agreement
•	Our long-term, multi-year contracted revenues are significant
•	Non-event and event souvenir and other merchandising revenues
•	Reaffirmed 2009 earnings guidance

Items discussed elsewhere in indicated sections of this report:

•	May 2009 private placement offering of 8 3/4% Senior Notes due 2016 aggregating $275.0 million in principal (discussed in Note 5 to the Consolidated Financial Statements)
•	Amendment and Restatement of the Company’s Credit Facility in July 2009 (discussed in Note 5 to the Consolidated Financial Statements)
•	Second quarter 2009 impairment charge related to Motorsports Authentics merchandising joint venture (discussed in Note 2 to the Consolidated Financial Statements)
•	Possible capital expenditures (discussed in “Liquidity and Capital Resources – Capital Expenditures”)
•	Discontinued oil and gas operations (discussed in Note 11 to the Consolidated Financial Statements)
•	Quarterly cash dividends on common stock (discussed below in “Liquidity and Capital Resources – Dividends”)

General Factors and Current Operating Trends—The Company’s year-to-date results for the 2009 race season reflect decreases in admissions, sponsorships, luxury suite rentals, track rentals, driving school, on-site advertising, NASCAR ancillary rights, food and beverage concessions and other event related revenue categories. Management believes these revenues were negatively impacted by declines in consumer and corporate spending from the ongoing recession, difficult credit and housing markets, and other economic factors as further described below. For upcoming 2009 events, ticket sales at most of the Company’s major events are below ticket sales at this same time last year, although a sellout for BMS’s NASCAR Sprint Cup Series racing event in the third quarter 2009 is anticipated. The Company has increased advertising and other promotional activities to help offset the ongoing impact of these adverse economic and market conditions. In 2009, management is reducing many ticket and concession prices, is offering extended payment terms to many ticket buyers (although generally not beyond when events are held), and is implementing various promotional campaigns to help foster fan support and mitigate any near-term demand weakness. Admission revenues have declined recently from both fewer fans attending our race events and from lower average ticket prices resulting from these special promotions. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

All of the Company’s 2009, and most of its 2010, NASCAR Sprint Cup and Nationwide Series event sponsorships are already sold. The 2009 to-date broadcast television and cable ratings for the NASCAR Sprint Cup and Nationwide Series have shown decreases from the prior year. However, almost 4.0 million fans attended the Company’s events in 2008, demonstrating that demand and appeal for motorsports entertainment in our markets has remained strong even in challenging circumstances. Also, televised viewership for NASCAR’s Sprint Cup, Nationwide and Camping World Truck Series 2008 racing season increased over 2007, and the Sprint Cup Series continues as the second highest rated regular season televised sport (only the National Football League is higher). Also, the NASCAR Nationwide Series was the third highest rated cable broadcasted sport again in 2008. As described below, much of our future revenues are already contracted under these and other long-term contracts, including television broadcasting rights revenue.

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

Management also believes these contracts have long-term strategic benefits. For instance, over the past several years major sports programming has begun to shift between network and cable television. Cable broadcasters can support a higher investment through subscriber fees not available to networks, which is resulting in increased rights fees for sports properties. However, cable reaches fewer households than network broadcasts. NASCAR’s decision to retain approximately two-thirds of its event schedule on network television is believed to be important to the sport’s future growth. The retention of both cable and network broadcasters should continue to drive increased fan and media awareness for all three NASCAR racing series which should help increase long-term attendance and corporate marketing appeal. Management believes ESPN’s involvement should result in the Nationwide Series benefiting from the improved continuity of its season-long presence on ESPN, and motorsports in general should benefit from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to that ESPN provides with the other major sports. Management believes these long-term contracted revenue sources help solidify the Company’s financial strength and stabilize earnings and cash flows.

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

Our Long-term, Multi-year Contracted Revenues Are Significant—Much of our total revenue is generated under long-term contracts, which management believes helps solidify our financial strength and stabilize our earnings and cash flows. The term of the eight-year NASCAR television broadcast agreement is through 2014, and many of our sponsorships and other corporate marketing contracts are for multiple years, which helps provide revenue and other financial stability. We believe the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. We also have contracted revenues under several long-term operating leases for various office, warehouse and industrial park space to various entities largely involved in motorsports. We believe the substantial amount of total revenue generated under our long-term contracts, such as those described above, helps stabilize the Company’s financial resilience and profitability during difficult recessionary economic conditions.

The Company’s naming rights agreement that renamed Charlotte Motor Speedway as Lowe’s Motor Speedway is presently scheduled to expire in the first quarter 2010. The Company has been informed that the facility naming rights agreement will not be renewed, although negotiations for an enhanced company-wide marketing agreement are ongoing. The expiring agreement provides significant contracted revenues, and there can be no assurance the Company will execute any agreements on acceptable terms. Upon contract expiration, the Company expects to incur costs for renaming the speedway facility, and associated promotional signage and materials, and remaining merchandise inventory, if any. At this time, the Company does not expect these costs to have a material adverse effect on the Company’s future financial condition, operating results or cash flows.

Non-Event and Event Souvenir and Other Merchandising Revenues—Management continues to seek new merchandising opportunities, including expanded product offerings through electronic media promotional programming, and marketing of motorsports and non-motorsports related souvenir merchandise at our speedways, third party speedways and other venues, and with corporate customers. The Company’s merchandising event related and other operating revenues may increase or decrease depending on, among other factors, the success of such efforts. Future profits or losses could be affected by or depend on future demand, trends, prolonged recessionary and other market conditions and factors such as the success of motorsports and popularity of its licensed drivers and teams, particularly NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow”, increased competition for products sold under non-exclusive licenses, expanded licensing by licensors to competitors selling products similar to those under non-exclusive licenses, nonrenewal of exclusive or non-exclusive licenses upon expiration, and other competition for the Company’s non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside management’s control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While our revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations. See Notes 3 and 11 to the Consolidated Financial Statements for additional information on provisions reflected for receivable and inventory realization assessments.

Reiterated 2009 Earnings Guidance—In connection with the Company’s second quarter 2009 earnings release, management reaffirmed its previous full year 2009 guidance of $1.70-$1.90 for diluted earnings per share from continuing operations, assuming current industry trends continue, and excluding Motorsports Authentics joint venture results, capital expenditures exceeding current plans, the impact of uncertain and unprecedented credit and economic conditions, poor weather surrounding events and other unforeseen factors. Total 2009 revenues may trend above initial guidance of $480-$520 million to an estimated $540-$560 million. However, guidance remains unchanged for estimated depreciation and interest of $90-$100 million and diluted earnings per share from continuing operations of $1.70-$1.90, excluding equity investee results and other factors.

RESULTS OF OPERATIONS

As discussed above, the Company purchased Kentucky Speedway in December 2008. The 2009 operating results, as compared to last year, reflect resulting increases in overhead, depreciation and interest expenses associated with KS as further described below. As discussed in Note 11 to the Consolidated Financial Statements, the Company decided to discontinue its oil and gas operations in the fourth quarter 2008. Those operations are presented herein as discontinued operations and all prior period presentation has been reclassified.

The more significant racing schedule changes for the three and six months ended June 30, 2009 as compared to 2008 includes the following:

•

One NASCAR Sprint Cup Series race at Lowe’s Motor Speedway was postponed and shortened, and pole position qualifying for a NASCAR Sprint Cup race at New Hampshire Motor Speedway was cancelled, due to poor weather in the second quarter 2009;

•	One NASCAR Nationwide Series racing event was held in the second quarter 2009 at KS purchased in December 2008; and

•	AMS held a NASCAR Nationwide Series racing event in the first quarter 2008 that is scheduled to be held in the third quarter 2009.

Non-GAAP Financial Information Reconciliation—Income or loss from continuing operations, and diluted earnings or loss per share from continuing operations, before equity investee earnings or losses set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income or loss and diluted earnings or loss per share and to income or loss from continuing operations and diluted earnings or loss per share from continuing operations. The following schedule reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. This schedule also separately presents net income and diluted earnings per share for the Company’s consolidated operations, discontinued operations, equity investee earnings or losses of MA, and the Company’s income from continuing operations excluding MA equity investee earnings or losses, all net of taxes.

This non-GAAP financial information is presented nowhere else in this Quarterly Report. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately presents equity investee earnings or losses that are not reflective of ongoing operating results, and helps in understanding, using and comparing the Company’s results of operations separate from equity investees for the periods presented. Management uses the non-GAAP information to assess the Company’s operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate information better reflects ongoing operating results. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or loss, diluted earnings or loss per share, or income or loss and diluted earnings or loss per share from continuing operations, determined in accordance with GAAP. See Note 11 to the Consolidated Financial Statements for additional information on discontinued operations, and Note 2 “Joint Venture Equity Investment and Equity Investee Earnings or Losses” to the Consolidated Financial Statements for additional information on the Company’s equity investment, including its second quarter 2009 impairment charge.

	Three Months Ended June 30:		Six Months Ended June 30:
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Consolidated net income (loss) using GAAP	$(23,413)	$47,018	$(3,064)	$77,920
Loss from discontinued operation	1,293	670	2,340	1,969

Consolidated income (loss) from continuing operations	(22,120)	47,688	(724)	79,889

Equity investee losses (earnings)	57,185	(2,953)	58,797	(4,544)

Non-GAAP consolidated income from continuing operations excluding equity investee losses (earnings)	$35,065	$44,735	$58,073	$75,345

Consolidated diluted earnings (loss) per share using GAAP	$(0.55)	$1.08	$(0.07)	$1.79
Discontinued operation	0.03	0.02	0.05	0.05

Consolidated diluted earnings (loss) per share from continuing operations	(0.52)	1.10	(0.02)	1.84
Equity investee losses (earnings)	1.34	(0.07)	1.37	(0.11)

Non-GAAP diluted earnings per share from continuing operations excluding equity investee losses (earnings)	$0.82	$1.03	$1.35	$1.73

Three Months Ended June 30, 2009 Compared To Three Months Ended June 30, 2008

Total Revenues for the three months ended June 30, 2009 decreased by $20.9 million, or 9.8%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended June 30, 2009 decreased by $11.1 million, or 19.1%, from such revenue for the same period last year. This decrease is due primarily to both lower overall attendance and lower average ticket prices from special promotions at NASCAR-sanctioned racing events held in the current period. The overall decrease was partially offset by the NASCAR Nationwide Series racing event held in the current period at KS purchased in December 2008. Management believes admissions were negatively impacted by declines in consumer and corporate spending due to the ongoing recession and difficult consumer credit and housing markets, and by poor weather surrounding certain NASCAR racing events held at LMS and NHMS in the second quarter 2009.

Event Related Revenue for the three months ended June 30, 2009 decreased by $9.1 million, or 12.4%, from such revenue for the same period last year. Current period revenues reflect approximately 12% lower luxury suite rental, on-site advertising, NASCAR ancillary rights and other revenues associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year. The decrease also reflects approximately 19% lower food and beverage concessions, souvenir merchandising, track rental, driving school, and certain other event related revenues. The overall decrease was partially offset by event related revenues from the NASCAR Nationwide Series racing event at KS purchased in December 2008. Management believes many event related revenue categories were negatively impacted by declines in consumer and corporate spending due to the ongoing recession and difficult consumer credit and housing markets, and by poor weather surrounding certain NASCAR racing events held at LMS and NHMS in the second quarter 2009.

NASCAR Broadcasting Revenue for the three months ended June 30, 2009 increased by $2.8 million, or 4.0%, over such revenue for the same period last year. This increase is due primarily to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held during the current period. The increase also reflects broadcast rights fees for the NASCAR Nationwide Series racing event at KS purchased in December 2008.

Other Operating Revenue for the three months ended June 30, 2009 decreased by $3.5 million, or 26.7%, from such revenue for the same period last year. This decrease is due primarily to lower non-event souvenir merchandising and, to a lesser extent, Legends Car revenues in the current period. The overall decrease was partially offset by an increase in Oil-Chem revenues in the current period. Management believes other operating revenues were negatively impacted by the ongoing recession and difficult consumer credit and housing markets.

Direct Expense of Events for the three months ended June 30, 2009 decreased by $4.3 million, or 10.7%, from such expense for the same period last year. This decrease reflects approximately 8% lower operating costs associated with NASCAR-sanctioned racing events, including cost reduction efforts, and lower admissions and event related revenues as compared to the same period last year. The decrease is also due to 36% lower operating costs associated with the declines in event souvenir merchandising in the current period. The overall decrease was also partially offset by operating costs associated with the NASCAR Nationwide Series racing event at KS purchased in December 2008, and by additional operating costs resulting from delays and postponement of certain NASCAR racing events at LMS in the second quarter 2009 due to poor weather.

NASCAR Purse and Sanction Fees for the three months ended June 30, 2009 increased by $2.6 million, or 5.6%, over such expense for the same period last year. This increase is due primarily to contracted race purse and sanctioning fees for the NASCAR Nationwide Series racing event held at KS purchased in December 2008. The increase is also due to higher annual contractual race purses and sanctioning fees for other NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the three months ended June 30, 2009 decreased by $3.2 million, or 30.2%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising and, to a lesser extent, Legends Car revenues in the current period. The overall decrease was partially offset by an increase in operating costs associated with higher Oil-Chem revenues in the current period.

General and Administrative Expense for the three months ended June 30, 2009 increased by $1.6 million, or 7.6%, from such expense for the same period last year. This increase is due primarily to operating costs associated with KS purchased in December 2008. The increase also reflects higher property taxes as compared to the same period last year. The overall increase was partially offset by lower operating costs, including cost reduction efforts, and a combination of individually insignificant items.

Depreciation and Amortization Expense for the three months ended June 30, 2009 increased by $1.4 million, or 11.4%, over such expense for the same period last year. This increase is due primarily to KS purchased in December 2008 and LMS’s dragway opened in September 2008 and, to a lesser extent, increased depreciation expense from the additions to property and equipment at the Company’s speedways and other facilities.

Interest Expense, Net for the three months ended June 30, 2009 was $9.9 million compared to $8.5 million for the same period last year. This change reflects the interest expense associated with the 2009 Senior Notes issued in May 2009, and lower investment interest rates earned on invested cash balances and lower capitalized interest in the current period as compared to the same period last year. Those changes were partially offset by lower average Credit Facility borrowings outstanding, and lower average interest rates on Credit Facility borrowings, as compared to the same period last year. See Note 5 to the Consolidated Financial Statements for additional information.

Equity Investee Losses (Earnings). Equity investee losses for the three months ended June 30, 2009 were $57.2 million compared to equity investee earnings of $3.0 million for the same period last year. Those amounts represent the Company’s 50% share of joint venture equity investee operating results and, for the current period, include an impairment charge of approximately $55.6 million related to the Company’s equity investment in MA. The impairment charge was determined under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” and SFAS No. 157 “Fair Value Investments”, and resulted in reducing MA’s business net assets to estimated fair value as of June 30, 2009. As further discussed in Note 2 to the Consolidated Financial Statements, MA second quarter 2008 results reflect increased merchandise sales of a popular NASCAR driver and material MA licensor who changed racing teams at the end of 2007. There were no similar changes that favorably impacted MA second quarter 2009 results. Also, MA second quarter 2009 results were negatively impacted by decreased attendance at motorsports racing events and reduced discretionary spending from ongoing recessionary conditions.

Other Expense (Income), Net for the three months ended June 30, 2009 was $264,000 compared to other income, net of $1.3 million for the same period last year. This change reflects a gain associated with certain SMI property recognized in the same period last year. The change also reflects the loss recognized on disposal of certain LVMS property and equipment in the same period last year. No such gain or loss was recognized in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. As further discussed in Note 2 to the Consolidated Financial Statements, the second quarter 2009 tax rate was negatively impacted by increases in valuation allowances against deferred tax assets associated with MA equity investee losses and decreases in income exempt from income taxes, and was positively impacted by decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities and expected reductions in state income tax rates. Without these valuation allowances, the Company’s effective tax rate for the three months ended

June 30, 2009 would have been 37.4%. The Company’s effective income tax rate for the three months ended June 30, 2008 was 39.3%. The second quarter 2008 rate reflects higher state income tax rates associated with accounting for the future income tax effect of temporary differences between financial and income taxes bases of assets and liabilities associated with NHMS.

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

Net Loss for the three months ended June 30, 2009 was $23.4 million compared to net income of $47.0 million for the same period last year. This change is due to the factors discussed above.

Six Months Ended June 30, 2009 Compared To Six Months Ended June 30, 2008

Total Revenues for the six months ended June 30, 2009 decreased by $42.6 million, or 11.6%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the six months ended June 30, 2009 decreased by $17.9 million, or 16.0%, from such revenue for the same period last year. This decrease is due primarily to both lower overall attendance and lower average ticket prices from special promotions at NASCAR-sanctioned racing events held in the current period. The decrease also reflects, to a lesser degree, AMS hosting a NASCAR Nationwide Series racing event in the second quarter 2008 that is scheduled to be held in the third quarter 2009. The overall decrease was partially offset by the NASCAR Nationwide Series racing event held in the second quarter 2009 at KS purchased in December 2008. Management believes admissions were negatively impacted by declines in consumer and corporate spending due to the ongoing recession and difficult consumer credit and housing markets, and by poor weather surrounding certain NASCAR racing events held at LMS and NHMS in the second quarter 2009.

Event Related Revenue for the six months ended June 30, 2009 decreased by $21.3 million, or 17.1%, from such revenue for the same period last year. Current period revenues reflect approximately 18% lower sponsorship, luxury suite rental, on-site advertising, NASCAR ancillary rights and other revenues associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year. The decrease also reflects approximately 19% lower food and beverage concessions, souvenir merchandising, track rental, driving school, and certain other event related revenues. The overall decrease was partially offset by event related revenues from the NASCAR Nationwide Series racing event held at KS purchased in December 2008. Management believes many event related revenue categories were negatively impacted by declines in consumer and corporate spending due to the ongoing recession and difficult consumer credit and housing markets, and by poor weather surrounding certain NASCAR racing events held at LMS and NHMS in the second quarter 2009.

NASCAR Broadcasting Revenue for the six months ended June 30, 2009 increased by $3.2 million, or 3.0%, over such revenue for the same period last year. This increase is due primarily to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held during the current period. The increase also reflects broadcast rights fees for the NASCAR Nationwide Series racing event held in the second quarter 2009 at KS purchased in December 2008. The overall increase was partially offset by broadcast rights fees for the NASCAR Nationwide Series racing event held at AMS in the second quarter 2008 that is scheduled to be held in the third quarter 2009.

Other Operating Revenue for the six months ended June 30, 2009 decreased by $6.6 million, or 25.4%, from such revenue for the same period last year. This decrease is due primarily to lower non-event souvenir merchandising and, to a lesser extent, Legends Car revenues in the current period. The overall decrease was partially offset by an increase in Oil-Chem revenues in the current period. Management believes other operating revenues were negatively impacted by the ongoing recession and difficult consumer credit and housing markets.

Direct Expense of Events for the six months ended June 30, 2009 decreased by $6.6 million, or 10.4%, from such expense for the same period last year. This decrease reflects approximately 9% lower operating costs associated with NASCAR-sanctioned racing events, including cost reduction efforts, and lower admissions and event related revenues as compared to the same period last year. The decrease is also due to 34% lower operating costs associated with the declines in event souvenir merchandising in the current period. The overall decrease was also partially offset by operating costs associated with the NASCAR Nationwide Series racing event held at KS purchased in December 2008, and by additional operating costs resulting from delays and postponement of certain NASCAR racing events at LMS in the second quarter 2009 due to poor weather.

NASCAR Purse and Sanction Fees for the six months ended June 30, 2009 increased by $1.8 million, or 2.5%, over such expense for the same period last year. This increase is due primarily to contracted race purse and sanctioning fees for the NASCAR Nationwide Series racing event held at KS purchased in December 2008. The increase is also due to higher annual contractual race purses and sanctioning fees for other NASCAR-sanctioned racing events held during the current period. The overall increase was partially offset by contracted race purse and sanctioning fees for the NASCAR Nationwide Series racing event held at AMS in the second quarter 2008 that is scheduled to be held in the third quarter 2009.

Other Direct Operating Expense for the six months ended June 30, 2009 decreased by $6.6 million, or 30.6%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising and, to a lesser extent, Legends Car revenues in the current period. The overall decrease was partially offset by an increase in operating costs associated with higher Oil-Chem revenues in the current period.

General and Administrative Expense for the six months ended June 30, 2009 increased by $692,000, or 1.6%, over such expense for the same period last year. This increase is due primarily to operating costs associated with KS purchased in December 2008. The increase also reflects higher property taxes as compared to the same period last year. The overall increase was partially offset by lower operating costs, including cost reduction efforts, lower compensation costs, and a combination of individually insignificant items.

Depreciation and Amortization Expense for the six months ended June 30, 2009 increased by $2.8 million, or 11.7%, over such expense for the same period last year. This increase is due primarily to KS purchased in December 2008 and LMS’s dragway opened in September 2008 and, to a lesser extent, increased depreciation expense from the additions to property and equipment at the Company’s speedways and other facilities.

Interest Expense, Net for the six months ended June 30, 2009 was $17.6 million compared to $18.1 million for the same period last year. This change reflects the interest expense associated with the 2009 Senior Notes issued in May 2009, and lower investment interest rates earned on invested cash balances and lower capitalized interest in the current period as compared to the same period last year. Those changes were offset by lower average Credit Facility borrowings outstanding, lower average interest rates on Credit Facility borrowings, and lower interest expense associated with a cash flow hedge swap agreement as compared to the same period last year. See Note 5 to the Consolidated Financial Statements for additional information.

Equity Investee Losses (Earnings). Equity investee losses for the six months ended June 30, 2009 were $58.8 million compared to equity investee earnings of $4.5 million for the same period last year. Those amounts represent the Company’s 50% share of joint venture equity investee operating results and, for the current period, include an impairment charge of approximately $55.6 million related to the Company’s equity investment in MA. The impairment charge was determined under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” and SFAS No. 157 “Fair Value Investments”, and resulted in reducing MA’s business net assets to estimated fair value as of June 30, 2009. As further discussed in Note 2 to the Consolidated Financial Statements, MA second quarter 2008 results reflect increased merchandise sales of a popular NASCAR driver and material MA licensor who changed racing teams at the end of 2007. There were no similar changes that favorably impacted MA second quarter 2009 results. Also, MA second quarter 2009 results were negatively impacted by decreased attendance at motorsports racing events and reduced discretionary spending from ongoing recessionary conditions.

Other Expense (Income), Net for the six months ended June 30, 2009 was $86,000 compared to other income, net of $1.2 million for the same period last year. This change reflects a gain associated with certain SMI property recognized in the same period last year. The change also reflects the loss recognized on disposal of certain LVMS property and equipment in the same period last year. No such gain or loss was recognized in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. As further discussed in Note 2 to the Consolidated Financial Statements, the 2009 interim period tax rate was negatively impacted by increases in valuation allowances against deferred tax assets associated with MA equity investee losses and decreases in income exempt from income taxes, and was positively impacted by decreases in income tax liabilities for settlements with taxing authorities and expected reductions in state income tax rates. Without these valuation allowances, the Company’s effective tax rate for the six months ended June 30, 2009 would have been 39.1%. The Company’s effective income tax rate for the six months ended June 30, 2008 was 39.3%. The 2008 interim period rate reflects higher state income tax rates associated with accounting for the future income tax effect of temporary differences between financial and income taxes bases of assets and liabilities associated with NHMS.

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

Net Loss for the six months ended June 30, 2009 was $3.1 million compared to net income of $77.9 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the six months ended June 30, 2009 resulted primarily from:

(1)	net cash provided by operations amounting to $87.6 million;

(2)	borrowings under long-term debt amounting to $296.3 million;

(3)	repayments of borrowings under long-term debt amounting to $280.8 million;

(4)	payments of debt issuance costs amounting to $5.8 million;

(5)	payments of quarterly cash dividends amounting to $7.7 million;

(6)	repurchases of common stock amounting to $6.8 million; and

(7)	cash outlays for capital expenditures amounting to $27.5 million.

The Company had the following contractual obligations as of June 30, 2009 (in thousands):

	Payments Due By Period
Contractual Cash Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Current liabilities, excluding deferred race event income, accrued income taxes and deferred income taxes	$59,760	$59,760	—	—	—
Long-term debt, bank credit facility, senior subordinated notes and senior notes	702,325	1,179	$2,587	$432,146	$266,413
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	3,260	—	—	3,260	—
Interest on fixed rate debt obligations	252,748	46,338	92,675	67,616	46,119
Interest on floating rate Credit Facility debt(2)	12,153	4,000	8,000	153	—
NASCAR purse and sanction fees(3)	41,211	41,211	—	—	—
Operating leases	2,243	1,060	972	211	—

Total Contractual Cash Obligations	$1,076,294	$153,548	$104,234	$503,386	$315,126

	Commitment Expiration By Period
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit	$865	$865	—	—	—
Contingent guarantee obligations	11,738	1,500	$3,000	$3,000	$4,238

Total Other Commercial Commitments	$12,603	$2,365	$3,000	$3,000	$4,238

(1)	Contractual cash obligations above exclude: (a) income taxes that may be paid in future years (cash paid for income taxes was approximately $3.5 million in the six months ended June 30, 2009); (b) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs; (c) income tax liabilities of approximately $9.9 million as of June 30, 2009 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (d) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $27.5 million in the six months ended June 30, 2009).
(2)	Interest payments reflected for the Company’s floating rate 2009 Credit Facility are estimated based on outstanding borrowings aggregating $100.0 million as of June 30, 2009, and average interest rates of 4.0%, which approximate the rate at amendment date. The 2009 Credit Facility is scheduled to expire in July 2012, and no estimated interest payments beyond that date are reflected.
(3)	NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contractual cash obligations include anticipated cash payments of contracted fees as currently negotiated for 2009. Those fees typically exclude an additional 10% or approximately $21.3 million annually of broadcasting revenues retained by NASCAR as a component of their sanction fees which are also included in the Company’s NASCAR purse and sanction fee expense. Fees for years after 2009 have not yet been negotiated, could increase or decrease, and could change substantially should future race schedules change.

FUTURE LIQUIDITY

At June 30, 2009, the Company’s cash and cash equivalents totaled $111.3 million, short-term investments totaled $2.3 million, outstanding borrowings under the Credit Facility amounted to $100.0 million, and outstanding letters of credit amounted to $865,000. At June 30, 2009, the Company had availability for borrowing up to an additional $199.1 million, including up to an additional $74.1 million in letters of credit, under the Credit Facility. At June 30, 2009, net deferred tax liabilities totaled $296.9 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

The Company anticipates that cash from operations and funds available through the 2009 Credit Facility will be sufficient to meet its operating needs at least through the next twelve months, including estimated planned capital expenditures, additional repurchases of common stock, if any, income tax liabilities, payment of future declared dividends, if any, and any additional investments in or loans to its Motorsports Authentics joint venture. Based upon anticipated future growth and financing requirements, the Company may, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase its debt and equity securities, depending on liquidity, prevailing market conditions, permissibility under the 2009 Credit Facility, the Senior Subordinated Notes and the 2009 Senior Notes, and other factors as the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility, the Senior Subordinated Notes and the 2009 Senior Notes agreements do not restrict the ability of the Company’s subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. While management expects to continue to generate positive cash flows from the Company’s existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, additional liquidity and other resources could be needed to fund continued growth, including the continued expansion and improvement of the Company’s speedways, other facilities and ancillary businesses.

As further described in “General Factors and Current Operating Trends” above, various economic and geopolitical factors may continue to dampen consumer and corporate spending resulting in a negative impact on the Company’s motorsports and non-motorsports activities and future revenues, profitability and cash flows. As further described below in “Capital Expenditures” and in Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K, the Company plans to continue making significant renovations and improvements to KS, as well as other capital expenditures involving NHMS and other speedway facilities, in 2009 and future years. The planned improvements will likely involve material capital expenditures over several years in amounts that have not yet been determined. The purchases of NHMS and KS significantly increased the Company’s outstanding indebtedness and leverage, and current or future capital spending plans could further significantly increase future outstanding debt, resulting in an adverse effect on the Company’s financial health and profitability.

As further described below, the Company completed a private placement of 8 3/4% senior notes in aggregate principal of $275.0 million in May 2009, and amended and restated its long-term, senior secured revolving Credit Facility in July 2009. The Company’s operating results have benefited from relatively low interest rates on its existing Credit Facility. The new senior notes increased the Company’s indebtedness levels and leverage, and the amended and restated Credit Facility contains higher adjustable interest rate tiers. Higher future interest costs could have a significant adverse impact on the Company’s future financial condition, operating results and cash flows. Also, the increased indebtedness levels and leverage, along with difficult economic and credit market conditions, could make compliance with restrictive financial and other loan covenants more difficult. See Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K for additional risk factors related to the Company’s indebtedness.

New Senior Notes—In May 2009, the Company completed a private placement of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275.0 million. These 2009 Senior Notes were issued at 96.8% of par value, and net proceeds, after commissions and fees, approximated $261.0 million. Net offering proceeds were used to reduce outstanding borrowings under the Company’s Credit Facility described below. The Company plans to file a registration statement in August 2009 to exchange these notes for substantially identical notes registered under the Securities Act, and close the exchange offer in September 2009. The Company’s management, including the Board of Directors, believes the notes offering, combined with amendment and restatement of the Credit Facility as described below, provides the Company additional financial and operational flexibility. The 2009 Senior Notes mature in 2016 and interest payments are due semi-annually on June 1 and December 1, commencing December 1, 2009. The Company may redeem some or all of the 2009 Senior Notes on or after June 1, 2013 at annually declining redemption premiums, and up to 35% of the 2009 Senior Notes on or before June 1, 2012 with proceeds from certain equity offerings at a redemption premium. In the event of a change of control, the Company must offer to repurchase the 2009 Senior Notes at 101% of par value plus accrued and unpaid interest. See Note 5 to the Consolidated Financial Statements for additional information.

Bank Credit Facility Amendment and Restatement—On July 14, 2009, the Company amended and restated its long-term, senior secured revolving credit facility with a syndicate of banks led by Bank of America, N.A. as administrative agent and lender. Borrowings under the 2009 Credit Facility can be used to refinance existing Company indebtedness, and for working capital, capital expenditures, permitted investments, acquiring additional motor speedways and related businesses, and other corporate purposes, subject to specified limitations. As further discussed above, proceeds from the 2009 Senior Notes offering were used to reduce outstanding Credit Facility borrowings by $261.0 million.

The 2009 Credit Facility as amended and restated: (i) provides for aggregate borrowings of up to $300.0 million, including separate sub-limits of $10.0 million for borrowings under 15-day swing line loans and $75.0 million for letters of credit; (ii) includes an “accordion” feature that provides for additional borrowings of up to $150.0 million subject to meeting specified conditions; (iii) matures in July 2012; (iv) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million, increasing up to $75.0 million subject to maintaining certain financial covenants; (v) limits annual capital expenditures to $80.0 million; (vi) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vii) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the Credit Facility term.

Loans under the 2009 Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 2.50% to 3.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%. The 2009 Credit Facility also contains a commitment fee ranging from 0.35% to 0.60% of unused amounts available for borrowing. The margins applicable to LIBOR borrowings and the commitment fee are adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

The 2009 Credit Facility contains a number of affirmative and negative financial covenants, including requiring the Company to maintain certain ratios of funded debt to EBITDA, senior debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, disposition of property, entering into new lines of business and incurring other debt. Indebtedness under the Credit Facility is guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries (the Guarantors), and is secured by a pledge of all capital stock and limited liability company interests of the Guarantors. See Note 5 to the Consolidated Financial Statements for additional information.

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

The Indentures governing the Senior Subordinated Notes and the 2009 Senior Notes (the Senior Notes Indentures), among other things, restrict the Company’s ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with affiliates; merge or consolidate; sell equity interests of subsidiaries; and sell, assign, transfer, lease, convey, or dispose of assets. The Senior Subordinated Notes Indenture and the 2009 Senior Notes Indenture permit dividend payments each year of up to approximately $0.40 and $0.48 per share of common stock, respectively, increasable subject to meeting certain financial covenants. The Senior Notes Indentures and the Credit Facility agreement contain cross-default provisions. See Note 5 to the Consolidated Financial Statements for additional information.

The Company was in compliance with all applicable covenants under the Credit Facility, Senior Subordinated Notes and 2009 Senior Notes as of June 30, 2009.

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 3.0 million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility, Senior Subordinated Notes and 2009 Senior Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During the six months ended June 30, 2009, the Company repurchased 503,000 shares of common stock for approximately $6.8 million. As of June 30, 2009, the Company could repurchase up to an additional 739,000 shares under the current authorization.

CAPITAL EXPENDITURES

Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At June 30, 2009, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at its speedways. In 2009, LMS and TMS removed approximately 10,000 and 22,000 low demand superspeedway seats, respectively, and completed construction of high-end exclusive RV parking and campground areas, featuring upscale amenities and outstanding views of the entire superspeedways. Similar to prior years, the Company continues to modernize concessions, hospitality areas, camping, restrooms and other fan amenities at several of its speedways. The Company also continues to improve and expand on-site roads and available parking, and reconfigure traffic patterns and entrances to ease congestion and improve traffic flow at its speedways. In 2009 and future years, the Company may make other various improvements and renovations at LMS and NHMS, each of which may involve material capital expenditures over several years in amounts that have not yet been determined.

Kentucky state lawmakers passed legislation that provides tax incentives for certain qualifying capital projects that would facilitate expansion and improvement of KS facilities within the next few years. Under the legislation, qualifying projects must conduct events that are in the “top” league, series or sanctioned level of their type of event, as defined, have not been previously held in Kentucky, provide permanent seating for 65,000 spectators and be broadcast nationally, among other terms and conditions. Depending on the amounts and limits of passed tax incentives, the Company is contemplating expanding permanent seating at KS by up to 50,000, and has begun significantly reconfiguring and expanding on-site roads, available parking, traffic patterns and entrances, and modernizing and expanding concessions, camping, restrooms and other speedway facilities. The contemplated expansion and improvements may involve material capital expenditures over several years in amounts that have not yet been determined.

Although management continues to finalize the Company’s spending plans, at this time, aggregate payment for capital expenditures in 2009 is estimated to approximate $40.0 to $50.0 million, excluding certain expenditures for KS, if any, under the tax incentive legislation described above. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under the Credit Facility as needed. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

DIVIDENDS

Any decision concerning the payment of quarterly or annual common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, applicable limitations under the Credit Facility, Senior Subordinated Notes and 2009 Senior Notes, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 5 to the Consolidated Financial Statements, the Credit Facility allows aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million each year, increasable up to $150.0 million, subject to maintaining certain financial covenants. The Senior Subordinated Notes Indenture and the 2009 Senior Notes Indenture permit dividend payments each year of up to approximately $0.40 and $0.48 per share of common stock, respectively, increasable subject to meeting certain financial covenants.

On February 10, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock aggregating approximately $3.9 million payable on March 16, 2009 to shareholders of record as of March 2, 2009. On April 21, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock aggregating approximately $3.8 million payable on June 26, 2009 to shareholders of record as of May 29, 2009. These cash dividends were paid using available cash and cash equivalents.

On July 22, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock aggregating approximately $3.8 million payable on September 16, 2009 to shareholders of record as of August 21, 2009. This quarterly cash dividend will be paid using available cash and cash equivalents. The Company plans to continue evaluating whether to pay cash dividends on a quarterly basis, subject to the limitations and considerations described in this section.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the Credit Facility provides for a separate sub-limit for letters of credit of up to $75.0 million for use in the Company’s business transactions. As of June 30, 2009, the Company had aggregate outstanding letters of credit of $865,000, and contingent guarantee obligations associated with an equity investment that are limited to $11.7 million, decrease annually and expire through 2015 based on specified terms and conditions. At this time, management believes the fair value of this guarantee is presently insignificant.

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

Interest Rate Risk—The Company’s financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable, the Credit Facility, and an interest rate swap agreement. See Note 2 to the Consolidated Financial Statements for additional information on the Company’s financial instruments and fair value information. A change in interest rates of one percent on floating rate notes receivable and debt balances outstanding at June 30, 2009, excluding the interest rate swap, would cause an approximate change in annual interest income of $37,000 and annual interest expense of $1.0 million. Interest rate swap values are affected by various market factors, including interest rate changes, which have a corresponding effect on interest expense.

As further discussed in Note 5 to the Consolidated Financial Statements, the Company completed a private placement of 8 3/4% senior notes in aggregate principal amount of $275.0 million in May 2009. These 2009 Senior Notes were issued at 96.8% of par value and net offering proceeds were used to reduce outstanding borrowings under the Company’s Credit Facility. On July 14, 2009, the Credit Facility was amended and restated which, among other things: (i) allows for aggregate borrowings of up to $300.0 million reduced from $500.0 million; (ii) includes an “accordion” feature providing for additional borrowings of up to $150.0 million subject to meeting specified conditions; and (iii) increased periodically adjustable interest rates.

As discussed in Note 5 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction related to variable rate debt obligations. The swap has a principal notional amount of $14.1 million, provides for quarterly settlement and expires corresponding with the debt term. At June 30, 2009 and December 31, 2008, the Company has reflected a derivative liability for this swap of $228,000 and $451,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of June 30, 2009 and December 31, 2008 (in thousands):

	Carrying Value		Fair Value
	2009	2008	2009	2008	Maturity Dates
Floating rate notes receivable(1)	$3,715	$3,910	$3,715	$3,910	Due on demand
Floating rate revolving credit facility(2)	100,000	350,000	100,000	350,000	July 2012
6 3/4% Senior subordinated notes payable	330,000	330,000	317,625	237,600	June 2013
8 3/4% Senior notes payable(3)	266,413	—	279,125	—	June 2016

(1)	Notes receivable bear interest based principally at prime or 1% over prime.
(2)	The weighted average interest rate on borrowings under the Credit Facility in the six months ended June 30, 2009 and 2008 was 2.0% and 4.7%.
(3)	Carrying value at June 30, 2009 is reflected net of debt issuance discount of $8.6 million.

Equity Price Risk—The Company has marketable equity securities, all classified as “available for sale”, which are included in other noncurrent assets. These investments are subject to price risk, which we attempt to minimize generally through portfolio diversification. The carrying value of marketable equity securities amounted to $31,000 and $14,000 at June 30, 2009 and December 31, 2008.

Other Market Risk—As described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding standby letters of credit of $865,000 as of June 30, 2009. As described in “Off-Balance Sheet Arrangements” above, the Company also had contingent guarantee obligations of $11.7 million as of June 30, 2009.

As described in Note 2 to the Consolidated Financial Statements, as of June 30, 2009 and December 31, 2008, the Company had short-term investments of approximately $1.3 million and $4.4 million in liquid marketable mutual fund securities, and $975,000 and $1.0 million in auction rate securities held in large, qualified financial institutional investment accounts, respectively. As of June 30, 2009, these investments are classified as “trading” securities and carried at fair value, which was 87.2% and 100% of par for the marketable securities and the auction rate securities, respectively. A portion of the marketable securities includes investments in the Columbia Strategic Asset Mutual Fund of Bank of America, which temporarily suspended redemptions in December 2007. The fund manager has advised the Company that it intends to continue making orderly fund liquidations with the goal of preserving and distributing as much original investment value as possible to fund investors. Approximately $8.3 million, or 81%, of the Company’s initial $10.2 million investment has been returned through June 30, 2009, and management believes the Company should substantially recover its remaining investment. The bond market for auction rate securities has experienced difficulties caused by decreased demand, failed auctions, unusual interest rates and other challenges. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

As of and during the three months ended June 30, 2009, there have been no other significant changes in the Company’s interest rate risk, equity price risk or other market risk.

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

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting in the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following risk factors are in addition to, and should be read in conjunction with, those included in the Company’s 2008 Annual Report on Form 10-K. See the 2008 Form 10-K for an expanded description of other Company risk factors. Certain portions of those risk factors are repeated below for informational purposes and context.

Future impairment of our equity investment in an associated entity could adversely affect our profitability.

At June 30, 2009, our $18.1 million investment in Motorsports Authentics (our 50% owned joint venture) is material and our share of future associated profits or losses may or may not be significant. Our carrying value for our MA equity investment was significantly reduced as of June 30, 2009 from an impairment charge of $55.6 million (with no net income tax benefit). The charge, recorded under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” and SFAS No. 157 “Fair Value Investments” reduced our equity investment carrying value to its estimated fair value as of June 30, 2009. Additional information on our impairment analysis is described in Note 2 “Joint Venture Equity Investment and Equity Investee Earnings or Losses” to the financial statements and is not repeated here. MA management is performing an impairment evaluation of long-lived assets, including intangible assets, for possible impairment using SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” This evaluation is expected to be completed within MA’s fourth fiscal quarter ended November 30, 2009.

MA continues to have a material amount of inventory, goodwill and other intangible assets. The management of MA periodically assesses the realization of inventories, including the sufficiency of lower of cost or market provisions based on, among other factors, current inventory levels, assumptions about current and future demand, market conditions and trends that might adversely impact exposure to excess product levels and realization. Lower revenues, reduced profitability and increased exposure to excess product levels could result in impairment of MA’s inventory. The following operating factors, among others, significantly impact MA’s revenues and profitability: (i) economic conditions and consumer and corporate spending sentiment and trends; (ii) the success of motorsports, the popularity of its licensed drivers and teams, and the magnitude and timing of its licensed driver and team changes, particularly for NASCAR’s Sprint Cup Series; (iii) increased competition for products sold under non-exclusive MA licenses, expanded licensing by licensors to competitors selling products similar to those under non-exclusive MA licenses, nonrenewal of exclusive or non-exclusive MA licenses upon expiration; and (iv) deterioration in customer relationships and other competition for MA products. MA’s ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. Should MA inventory or long-lived assets become impaired beyond the reduced estimated fair values reflected by us as of June 30, 2009, resulting in a material impairment charge, we would be required to record our 50% share. Should the fair value of our equity investment in MA further decline below its carrying value, and such decline was other than temporary, we would be required to record an additional impairment charge to reduce the carrying value to fair value. Different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of impairment evaluations. Any such impairment charges could have a material adverse effect on our future financial condition or results of operations. Our analysis is subjective and based on assumptions, conditions and trends existing at the time of evaluation.

The market price of our common stock could be adversely affected by future exercises or future grants of stock options, restricted stock awards or other stock-based compensation; the sale of shares held by key personnel; or the default of loans under which some of our common stock is pledged.

The market price of our common stock could be adversely affected by the sale of approximately 1,768,000 shares of our common stock issuable upon the exercise of various options under our equity compensation plans; by the issuance or sale of approximately 2,305,000 shares of our common stock available for grant under our equity compensation plans; or by the sale of approximately 29,000,800 shares of our common stock available for resale in compliance with Rule 144 under the Securities Act, including shares held by Mr. O. Bruton Smith, our Chairman and Chief Executive Officer. The market price for our common stock could also be adversely affected if there was a default of one of the loans under which 10,540,000 shares of our common stock, owned by Mr. Smith and Sonic Financial Corporation, our affiliate through common ownership by Mr. Smith, have been pledged.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the six months ended June 30, 2009.

In April 2005, the Company’s Board of Directors approved, and the Company publically announced, a stock repurchase program authorizing the repurchase of up to one million shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the Credit Facility, Senior Subordinated Notes and now 2009 Senior Notes (see Note 5 to the Consolidated Financial Statements), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In February 2007, the Company’s Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. In December 2008, the Company’s Board of Directors increased the repurchase authorization up to a total of three million shares. The program currently has no scheduled expiration date.

As set forth in the table below, the Company repurchased 503,000 shares of common stock in the open market for approximately $6.8 million in the six months ended June 30, 2009.

	Issuer Purchases of Equity Securities under Authorized Program as of June 30, 2009
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	52,000	$16.25	52,000	1,190,000
February 2009	125,000	13.33	125,000	1,065,000
March 2009	137,000	10.75	137,000	928,000

First Quarter 2009	314,000	12.69	314,000	928,000

April 2009	63,000	12.97	63,000	865,000
May 2009	60,000	16.11	60,000	805,000
June 2009	66,000	15.33	66,000	739,000

Second Quarter 2009	189,000	14.79	189,000	739,000

Total 2009	503,000	$13.48	503,000	739,000

Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on April 22, 2009, Marcus G. Smith and Tom E. Smith were reelected directors by the Company’s stockholders. Directors not reelected at the meeting, but whose terms of office continued after the meeting, were O. Bruton Smith, William R. Brooks, Mark M. Gambill, James P. Holden and Robert L. Rewey. In addition to reelection of two directors, the stockholders ratified the selection of PricewaterhouseCoopers LLP as the principal independent registered public accounting firm of the Company and approved the Speedway Motorsports, Inc. 2004 Stock Incentive Plan Amended and Restated as of February 10, 2009.

	For	Votes Against	Votes Withheld	Abstentions/ Broker Non-Votes
Reelection of Marcus G. Smith	41,156,187	—	877,599	—
Reelection of Tom E. Smith	42,333,520	—	700,266	—
Ratification of PricewaterhouseCoopers LLP as principal auditors	42,419,490	12,318	—	601,978
Approval of the Speedway Motorsports, Inc. 2004 Stock Incentive Plan Amended and Restated as of February 10, 2009	33,973,133	6,410,704	—	1,649,949

Item 6.	Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
4.1	Indenture dated as of May 19, 2009 by and among SMI, the guarantors named therein and U.S. Bank National Association, as trustee (the “2009 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Current Report on Form 8-K filed May 19, 2009 (the “May 19, 2009 Form 8-K”)).

4.2	Forms of 8 3/4% Senior Notes Due 2016 (included in the 2009 Indenture) (incorporated by reference to Exhibit 4.1 to the May 19, 2009 Form 8-K).

4.3	Registration Rights Agreement dated as of May 19, 2009 by and among SMI, the guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities, Inc., Wachovia Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the May 19, 2009 Form 8-K).

10.1	Speedway Motorsports, Inc. 2004 Stock Incentive Plan, amended and restated as of February 10, 2009 (incorporated by reference to Appendix A to SMI’s Definitive Proxy Statement filed on March 20, 2009).

10.2	Form of Restricted Stock Unit Agreement under the Speedway Motorsports, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed on April 27, 2009).

10.3	Purchase Agreement dated as of May 14, 2009 by and among SMI, the guarantors named therein and Banc of America Securities LLC, Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc. and SunTrust Robinson Humphrey, Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 10.1 to the May 14, 2009 Form 8-K).

10.4	Eighth Amendment to Credit Agreement dated as of May 14, 2009 by and among SMI, the guarantors identified on the signature pages thereto and the various lenders identified on the signature pages thereto, including Bank of America, N.A., as administrative agent, Wachovia Bank N.A., as syndication agent, Calyon New York Branch and SunTrust Bank, as the documentation agents, and Banc of America Securities LLC, as lead arranger and book manager (incorporated by reference to Exhibit 10.2 to the May 14, 2009 Form 8-K).

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

(Registrant)

Date: August 6, 2009	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2009	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)