Form 10-Q
period 2009-09-30
SPEEDWAY MOTORSPORTS INC
filed 2009-11-05
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 4, 2009, there were 42,393,129 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$116,395	$52,678
Short-term investments	975	5,387
Accounts and notes receivable, net	50,729	42,667
Prepaid income taxes	1,660	17,301
Inventories	11,192	13,552
Prepaid expenses	3,073	3,870
Deferred income taxes	5,482	5,482
Current assets of discontinued operation	601	2,101

Total Current Assets	190,107	143,038

Notes and Other Receivables:
Affiliate	4,836	5,084
Other	7,193	7,424
Other Assets	33,023	22,929
Property and Equipment, Net	1,189,396	1,195,540
Equity Investment in Associated Entity	14,894	77,066
Other Intangible Assets, Net	397,443	397,540
Goodwill	185,788	185,788

Total	$2,022,680	$2,034,409

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except share amounts)

(Unaudited)

	September 30, 2009	December 31, 2008

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,203	$1,157
Accounts payable	20,760	19,383
Deferred race event income, net	70,208	105,392
Accrued interest	16,369	2,863
Accrued expenses and other current liabilities	28,971	22,472
Current liabilities of discontinued operation	798	382

Total Current Liabilities	138,309	151,649

Long-term Debt	691,142	685,323
Payable to Affiliate	2,594	2,594
Deferred Income, Net	8,045	9,226
Deferred Income Taxes	299,152	284,624
Other Liabilities	13,145	15,631

Total Liabilities	1,152,387	1,149,047

Commitments and Contingencies (Notes 1, 2, 5, 6, 8 and 11)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000; no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000; issued and outstanding—42,468,000 in 2009 and 43,128,000 in 2008	449	449
Additional Paid-in Capital	241,311	240,089
Retained Earnings	693,845	700,506
Accumulated Other Comprehensive Loss	(61)	(72)
Treasury stock at cost, shares—2,453,000 in 2009 and 1,758,000 in 2008	(65,251)	(55,610)

Total Stockholders’ Equity	870,293	885,362

Total	$2,022,680	$2,034,409

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30:
	2009	2008
Revenues:
Admissions	$45,834	$40,133
Event related revenue	40,503	37,932
NASCAR broadcasting revenue	40,336	25,205
Other operating revenue	7,885	9,058

Total Revenues	134,558	112,328

Expenses and Other:
Direct expense of events	31,400	31,005
NASCAR purse and sanction fees	28,784	18,240
Other direct operating expense	6,039	7,367
General and administrative	22,086	22,373
Depreciation and amortization	13,523	12,363
Interest expense, net	13,651	8,327
Equity investee losses (earnings)	3,239	(224)
Other expense, net	111	181

Total Expenses and Other	118,833	99,632

Income from Continuing Operations Before Income Taxes	15,725	12,696
Provision for Income Taxes	(6,605)	(4,761)

Income from Continuing Operations	9,120	7,935
Loss from Discontinued Operation, Net of Taxes (Note 11)	(1,177)	(930)

Net Income	$7,943	$7,005

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.21	$0.18
Discontinued Operation	(0.02)	(0.02)

Net Income	$0.19	$0.16

Weighted Average Shares Outstanding	42,547	43,419

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.21	$0.18
Discontinued Operation	(0.02)	(0.02)

Net Income	$0.19	$0.16

Weighted Average Shares Outstanding	42,547	43,422

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30:
	2009	2008
Revenues:
Admissions	$139,709	$151,952
Event related revenue	143,393	162,117
NASCAR broadcasting revenue	149,782	131,438
Other operating revenue	27,114	34,838

Total Revenues	459,998	480,345

Expenses and Other:
Direct expense of events	87,994	94,153
NASCAR purse and sanction fees	103,753	91,364
Other direct operating expense	20,952	28,842
General and administrative	65,493	65,088
Depreciation and amortization	40,013	36,085
Interest expense, net	31,273	26,420
Equity investee losses (earnings) (Note 2)	62,036	(4,768)
Other expense (income), net	197	(1,066)

Total Expenses and Other	411,711	336,118

Income from Continuing Operations Before Income Taxes	48,287	144,227
Provision for Income Taxes	(39,891)	(56,403)

Income from Continuing Operations	8,396	87,824
Loss from Discontinued Operation, Net of Taxes (Note 11)	(3,517)	(2,899)

Net Income	$4,879	$84,925

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.19	$2.02
Discontinued Operation	(0.08)	(0.07)

Net Income	$0.11	$1.95

Weighted Average Shares Outstanding	42,757	43,476

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.19	$2.02
Discontinued Operation	(0.08)	(0.07)

Net Income	$0.11	$1.95

Weighted Average Shares Outstanding	42,757	43,494

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2009	43,128	$449	$240,089	$700,506	$(72)	$(55,610)	$885,362
Net income	—	—	—	4,879	—	—	4,879
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	11	—	11

Comprehensive income							4,890

Share-based compensation	35	—	1,222	—	—	—	1,222
Cash dividends on common stock	—	—	—	(11,540)	—	—	(11,540)
Repurchases of common stock at cost	(695)	—	—	—	—	(9,641)	(9,641)

Balance, September 30, 2009	42,468	$449	$241,311	$693,845	$(61)	$(65,251)	$870,293

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30:
	2009	2008
Cash Flows from Operating Activities:
Net income	$4,879	$84,925
Loss from discontinued operation, net of tax	3,517	2,899
Cash used by operating activities of discontinued operation	(1,601)	(2,507)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Loss on disposal of property and equipment	151	275
Depreciation and amortization	40,013	36,085
Amortization of deferred income	(1,337)	(1,175)
Deferred income tax provision	14,528	(17,893)
Equity investee losses (earnings)	62,036	(4,768)
Share-based compensation	1,222	1,121
Changes in operating assets and liabilities, net of business acquisition:
Accounts and notes receivable	(7,724)	8,025
Prepaid and accrued income taxes	15,641	9,909
Inventories	2,496	(1,426)
Prepaid expenses	797	412
Accounts payable	4,695	9,427
Deferred race event income	(35,184)	(28,963)
Accrued expenses and other liabilities	20,042	9,903
Deferred income	202	457
Other assets and liabilities	(1,369)	2,017

Net Cash Provided By Operating Activities	123,004	108,723

Cash Flows from Financing Activities:
Borrowings under long-term debt	296,271	300,000
Principal payments on long-term debt	(291,132)	(48,444)
Payments of debt issuance and loan amendment costs	(10,788)	(452)
Dividend payments on common stock	(11,540)	—
Exercise of common stock options	—	738
Tax benefit from exercise of stock options	—	91
Repurchases of common stock	(9,641)	(5,532)

Net Cash (Used) Provided By Financing Activities	(26,830)	246,401

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30:
	2009	2008
Cash Flows from Investing Activities:
Payments for:
Capital expenditures	$(37,225)	$(67,279)
NHMS business acquisition, net of cash acquired	—	(330,066)
Proceeds from sales of property and equipment	52	319
Proceeds from distributions of short-term investments	4,503	6,747
Increase in notes and other receivables	—	(3,080)
Repayment of notes and other receivables	213	1,189
Cash used in investing activities of discontinued operation	—	(5,484)

Net Cash Used By Investing Activities	(32,457)	(397,654)

Net Increase (Decrease) In Cash and Cash Equivalents	63,717	(42,530)
Cash and Cash Equivalents at Beginning of Period	52,678	156,273

Cash and Cash Equivalents at End of Period	$116,395	$113,743

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$18,833	$23,321
Cash paid for income taxes	10,326	62,748
Supplemental Non-Cash Investing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	(3,300)	11,900

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

2008 Kentucky Speedway Acquisition—On December 31, 2008, the Company purchased substantially all of Kentucky Speedway, LLC assets through the satisfaction of $63,300,000 in debt and payment of $7,500,000 in 60 monthly installments of $125,000 beginning 30 days after closing. The Company also has a contingent obligation for additional KS purchase consideration of $7,500,000, payable in 60 monthly installments of $125,000 upon satisfaction of both of the following conditions: (i) Kentucky state lawmakers successfully passing legislation that provides tax incentives for certain qualifying capital projects that would facilitate expansion and improvement of KS facilities within the next few years, and (ii) the Company must conduct a NASCAR-sanctioned Sprint Cup Series racing event at KS. The previous owners of KS are involved in litigation with NASCAR and International Speedway Corporation (ISC) over NASCAR’s decision to not sanction a new Sprint Cup Series race at KS. NASCAR has informed the Company that NASCAR does not intend to allow realignment of a Sprint Cup Series race to KS until the KS litigation is resolved. Because the Company is not a party to this litigation, management is unable to predict at this time when or how this litigation will be resolved. As such, management is unable to determine if or when both conditions may be satisfied that result in payment of the contingent obligation. The contingent payment obligation will be recorded if and when paid upon satisfaction of both conditions by increasing property and equipment or intangible assets depending on final valuation analysis.

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

The Company has evaluated subsequent events from September 30, 2009, the date of the financial statements, through November 4, 2009, the date of the issuance and filing of these financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements nor require additional disclosure.

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

The more significant racing schedule changes for the three and nine months ended September 30, 2009 as compared to 2008 include the following:

•

AMS held one NASCAR Sprint Cup Series racing event in the third quarter 2009 that was held in the fourth quarter 2008, and held one NASCAR Nationwide Series racing event in the third quarter 2009 that was held in the first quarter 2008;

•

One NASCAR Sprint Cup Series racing event at LMS was postponed and shortened, and pole position qualifying for a NASCAR Sprint Cup race at NHMS was cancelled, due to poor weather in the second quarter 2009; and

•

One NASCAR Nationwide Series racing event was held in the second quarter 2009, and one NASCAR Camping World Truck and one IRL Series racing event was held in the third quarter 2009, at KS purchased in December 2008.

Naming Rights and Other Marketing Agreements—The Company has various marketing agreements for sponsorships, onsite advertising, hospitality and other promotion related activities. Sponsorships generally consist of event, official and facility naming rights agreements. The Company presently has two ten-year naming rights agreements that renamed Sears Point Raceway as Infineon Raceway and Charlotte Motor Speedway as Lowe’s Motor Speedway. The Lowe’s Motor Speedway naming rights agreement expires after 2009. The Company has been informed that the facility naming rights agreement will not be renewed, although negotiations for an enhanced company-wide marketing agreement are ongoing. These various marketing agreements can be event, speedway or period specific, or pertain to multiple events, speedways or years. The Company receives payments based on contracted terms. Marketing customers and agreement terms change from time to time. The Company recognizes contracted fee revenues, and associated expenses, as events or activities are conducted each year in accordance with the respective agreement terms. The Company’s marketing agreements sometimes include multiple specified elements such as sponsorships, tickets, hospitality, suites or onsite advertising in varying combinations for one or more events or contract periods, although there is typically a predominant element. Contracted revenues are allocated between admissions and event related revenue financial statement categories based on the relative fair or retail value of the respective multiple elements as such events or activities are conducted each year in accordance with the respective agreement terms.

Joint Venture Equity Investment and Equity Investee Earnings or Losses—The Company and International Speedway Corporation equally own a joint venture (50% non-controlling interest) that operates independently under the name Motorsports Authentics (MA) to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA has license agreements with many of the top NASCAR teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. The equity method is used to account for investments in joint ventures and other associated entities, which includes only MA at this time, where the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%.

MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results, and the Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements. The Company’s share of MA’s operating results for December 1 through August 31 is included in “equity investee earnings or losses” for the Company’s reporting periods ended September 30, 2009 and 2008. MA reports sales and other taxes collected from customers on a gross basis. All significant unrealized intercompany profits or losses pertain to unsold merchandise and have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since formation of MA. The Company’s share of undistributed equity deficit from equity investee losses included in the Company’s retained earnings was approximately $68,227,000 at September 30, 2009 and $58,155,000 at December 31, 2008.

Second Quarter 2009 Impairment Charge—The Company follows applicable authoritative guidance whereby declines in estimated investment fair value below carrying value assessed as other than temporary would be recognized as a charge to earnings to reduce carrying value to estimated fair value. The Company periodically evaluates for possible declines in value and determines if declines are other than temporary based on, among other factors, the sufficiency and outcome of equity investee performed impairment assessments (which includes third party appraisals and other analyses), the amount and length of time that fair value may have been below carrying value, near-term and longer-term operating and financial prospects of equity investees, and the Company’s intent and ability to hold the equity investment for a period of time sufficient to allow for any anticipated recovery. Factors considered by the Company and MA in assessing possible impairment may include: (i) decreased or trends of decreasing revenue and profitability; (ii) updated long-term forecasts for existing and undeveloped product channels; (iii) assumptions on timing and strength of any anticipated economic recovery and on perpetuity growth rates; (iv) management efforts to reduce operating costs; (v) possible sale or other disposal of a reporting unit or a significant portion thereof; and (vi) probability weighted multiple cash flow scenarios reflecting future risk-adjusted growth opportunities.

The unforeseen severity and length of the recession, along with increased uncertainty concerning MA’s ability to compete successfully and profitably in certain product channels, particularly non-exclusive licensed products, and to achieve previously contemplated future business initiatives, has led MA management to perform an impairment evaluation of long-lived assets, including intangible assets, for possible impairment. This evaluation is expected to be completed within MA’s fourth fiscal quarter ended November 30, 2009. For the Company’s financial reporting as of June 30, 2009, the Company evaluated impairment under applicable authoritative guidance for fair value accounting based on discounted estimated annual future cash flows using the income valuation, with the assistance of an independent valuation firm. The inputs for measuring MA fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. Based on that evaluation, the Company recorded a second quarter 2009 impairment charge of approximately $55,600,000 (with no net income tax benefit) pertaining to its equity investment in MA. This charge is reflected in the Company’s equity investee losses for the nine months ended September 30, 2009. Management believes the Company’s methods used to determine fair value and evaluate impairment as of June 30, 2009 were appropriate, relevant, and represent methods customarily available and used for such purposes. Also, management believes the June 30, 2009 valuation remains the best available estimate of MA’s fair value as of September 30, 2009. The Company’s evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. However, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future financial condition or results of operations.

MA Operating Results for 2009—MA third quarter and year-to-date results for 2008 reflect, among other factors, increased merchandise sales of Dale Earnhardt, Jr., a popular NASCAR driver and material MA licensor, who changed racing teams and sponsors at the end of 2007. There were no similar changes that favorably impacted MA results for the same periods in 2009. Also, MA results for 2009 were negatively impacted by decreased attendance at motorsports racing events and recessionary conditions and reduced discretionary spending, declining sales to mass retail department stores and specialty retailers, and increased competition for products sold under non-exclusive MA licenses.

The following table presents summarized information on the third quarter and year-to-date operating results of MA for 2009 and 2008 (excluding the Company’s associated impairment charge described below) (in thousands):

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Net sales	$22,668	$50,464	$93,840	$168,162
Gross profit (loss)	(4,088)	17,260	11,433	58,960
Income (loss) from continuing operations	(13,478)	391	(20,144)	9,939
Net income (loss)	(13,478)	391	(20,144)	9,939

The Company’s second quarter 2009 impairment charge, pertaining to MA as discussed above, includes $3,500,000 or its 50% share of an impairment charge now reflected by MA in these third quarter 2009 operating results pending completion of its fourth quarter 2009 assessment described above.

Ongoing Business and Financial Risks—The following operating factors, among others, significantly impact MA’s revenues, profitability and operating cash flows: (i) economic conditions and consumer and corporate spending sentiment and trends, including recessionary conditions; (ii) the success of motorsports, the popularity of its licensed drivers and teams, and the magnitude and timing of its licensed driver and team changes, particularly for NASCAR’s Sprint Cup Series; (iii) increased competition for products sold under non-exclusive MA licenses, expanded licensing by licensors to competitors selling products similar to those under non-exclusive MA licenses, nonrenewal of exclusive or non-exclusive MA licenses upon expiration; (iv) deterioration in customer relationships and other competition for MA products; and (v) the success of MA management in achieving sustained profitability. Many of these operating factors are outside management’s control.

MA continues to face significant operating challenges. In its fiscal third quarter ended August 31, 2009, for various strategic purposes, MA ceased paying certain guaranteed royalties under several license agreements where estimated royalties payable based on projected sales were less than stipulated guaranteed minimum royalties payable (unearned royalties). All earned royalties that were due have been paid. MA has received notices from certain licensors alleging default under the license agreements if MA does not pay unearned royalties within stipulated cure periods. MA is attempting to obtain extensions from licensors where cure periods, including any subsequent extensions, have lapsed or are near termination. MA has not decided whether or when such payments, full or partial, may resume. Upon default, a material amount of guaranteed royalty payments under several license agreements could be asserted by the licensors as immediately due. Certain licensors have not granted extended cure periods, although no licensor has yet terminated their license agreement. MA is attempting to renegotiate its license agreements with essentially all present significant licensors of NASCAR merchandising on terms that allow MA reasonable future opportunities to operate profitably. Should such negotiations not be successful, should MA management decide to allow license defaults to remain uncured or should licensors not grant extended cure periods and exercise their rights under the agreements, MA’s business and its ability to continue operating could be severely impacted. As of September 30, 2009 and December 31, 2008, the Company had contingent guarantee obligations associated with MA that are limited to $11,607,000 and $12,000,000, respectively, decrease annually, and expire through 2015 based on specified terms and conditions. At this time, management believes the fair value of this guarantee is presently insignificant and no obligation has been recorded. Should the equity investee have insufficient future financial resources, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time.

Future profits or losses could be affected by or depend on operating factors as previously described above, among others. MA continues to have a material amount of inventory. Although lower than 2008, a significant portion of MA’s 2009 revenues and gross profits relate to sales of Dale Earnhardt, Jr. licensed merchandise, which may or may not continue at current levels. Lower 2009 revenues have resulted, and may continue to result in, reduced profitability and increased exposure to excess product levels. MA’s losses for the remainder of fiscal 2009 may or may not substantially increase. The management of MA periodically assesses the realization of inventories, including the sufficiency of lower of cost or market provisions based on, among other factors, current inventory levels, assumptions about current and future demand, market conditions and trends that might adversely impact exposure to excess product levels and realization.

MA is exploring other business strategies to turn its business around. MA continues to restructure its business by implementing process improvements, cost reduction initiatives, improved inventory risk management, and streamlining operations. The Company and MA management believe that focusing on increasing revenues, including renewing and expanding sales channels, is a foremost priority and that opportunities exist for continued cost reductions. If such efforts are not sufficient or timely, MA could ultimately pursue bankruptcy. Should MA’s fourth quarter 2009 assessment indicate additional impairment of inventory or long-lived assets beyond the reduced estimated fair values reflected by the Company as of September 30, 2009, resulting in a material impairment charge, the Company would be required to record its 50% share which could have a material adverse impact on the Company’s future financial condition or results of operations.

As further described in Note 5, the Company filed a registration statement in October 2009 to exchange its 2009 Senior Notes for substantially identical notes registered under the Securities Act. In connection with that registration, MA’s historical consolidated financial statements for each of the three years ended November 30, 2008, 2007 and 2006 were updated for these subsequent events, as well as including an explanatory paragraph in the Report of Independent Registered Public Accounting Firm on such financial statements disclosing that MA is in technical default of certain of its license agreements that are material to the viability of the business, which raises substantial doubt about MA’s ability to continue as a going concern. This amended audit opinion resulted in non-compliance with one affirmative covenant under MA’s credit and security agreement. The Company has been informed that MA’s lender will not take restrictive action with regards to this technical default and will allow MA to continue to operate under the credit and security agreement while monitoring their situation. As of November 4, 2009, there were no borrowings under MA’s credit and security agreement.

As of September 30, 2009, the Company’s carrying value of its MA equity investment approximated $14,894,000, and the Company could be required to fund part or all of associated contingent guarantee obligations of up to approximately $11,607,000 should MA have insufficient future financial resources and such obligations remain due. The Company could increase its investment in MA, in the form of additional equity contributions or loans, in amounts that could be material. Should MA’s license renegotiations and other strategic efforts be insufficient, the Company could be required to record an impairment charge of up to $14,894,000 for its carrying value of MA at that time, any additional Company investments in MA, and up to $11,607,000 related to the contingent guarantee obligations, if funding was required.

Effective Income Tax Rates—The Company provides for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined.

The Company’s effective income tax rates for the three and nine months ended September 30, 2009 reflect increases or (decreases) in valuation allowances of approximately ($592,000) and $26,128,000, respectively, against deferred tax assets associated with 2009 equity investee losses of Motorsports Authentics because management has determined that ultimate realization is not more likely than not. Without these valuation allowances, the Company’s effective tax rates for the three and nine months ended September 30, 2009 would have been 41.6% and 39.7%. The tax rates for the 2009 interim periods were negatively impacted by decreases in income exempt from income taxes. The 2009 tax rates were positively impacted by decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities and expected reductions in state income tax rates. The Company’s effective income tax rate for the three and nine months ended September 30, 2008 was 37.5% and 39.1%. The rates for the 2008 interim periods reflect higher state income tax rates associated with accounting for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities associated with NHMS. As of September 30, 2009 and December 31, 2008, valuation allowances of approximately $62,351,000 and $33,816,000 are reflected against deferred tax assets, for certain deferred tax assets and state net operating loss carryforwards, because management has determined that ultimate realization is not more likely than not.

Accounting for Uncertainty in Income Taxes—The Company follows applicable authoritative guidance on accounting for uncertainty in income taxes which, among other things, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, and disclosures. Income tax liabilities for unrecognized tax benefits approximate $5,588,000 and $7,572,000 as of September 30, 2009 and December 31, 2008, respectively, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. For the three and nine months ended September 30, 2009, total unrecognized tax benefits decreased $1,984,000 for settlements with taxing authorities. For the nine months ended September 30, 2008, total unrecognized tax benefits increased $482,000 from certain tax positions. There were no other changes in the three and nine months ended September 30, 2009 or 2008.

The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. The Company recognized interest and penalties on uncertain tax positions of $117,000 and $160,000 in the three months ended September 30, 2009 and 2008, and $351,000 and $455,000 in the nine months ended September 30, 2009 and 2008. As of September 30, 2009 and December 31, 2008, the Company had $3,965,000 and $4,058,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of September 30, 2009, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. As of September 30, 2009, management believes it is reasonably possible that unrecognized tax benefits may decrease within the next twelve months by approximately $500,000 due to the expiration of a statute of limitations. The tax years that remain open to examination include 2002 through 2008 by the North Carolina Department of Revenue, and 2005 through 2008 by all other taxing jurisdictions to which the Company is subject.

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended September 30, 2009 and 2008 amounted to $2,998,000 and $2,820,000, and for the nine months ended September 30, 2009 and 2008 amounted to $7,661,000 and $8,404,000.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts and notes receivable, marketable equity securities and interest rate swaps. Concentration of credit risk with respect to cash and cash equivalents, short-term investments and interest rate swaps is limited through placement with major high-credit qualified financial institutions. However, amounts placed often significantly exceed available insured limits. Concentrations of credit risk with respect to accounts receivable are limited due to the large numbers and wide variety of customers and customer industries and their broad geographical dispersion. Also, a significant portion of the Company’s accounts receivable typically pertain to advance revenues for specific events which are deferred until the event is held. As such, exposure to credit risk on such receivables that could adversely affect operating results is limited until recognition of the associated deferred race event income. As of September 30, 2009, the Company has no significant concentration of accounts receivable or deferred revenue related to automobile manufacturers or other customers associated with that industry. The Company generally requires sufficient collateral equal to or exceeding note amounts, or accepts notes from high-credit quality entities or high net-worth individuals, limiting its exposure to credit risk. Amounts due from affiliates typically can be offset to the extent of amounts payable to affiliates, limiting the Company’s exposure to credit risk. As further described in Note 11, discontinued oil and gas activities have concentrations of credit risk different from the Company’s motorsports operations as of September 30, 2009.

Fair Value of Financial Instruments—The Company follows applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, short-term investments, accounts and notes receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Short-term investments, marketable debt and equity securities, and interest rate swaps are carried at fair value based on binding and non-binding broker quoted market prices. Notes and other receivables and bank revolving credit facility borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior subordinated notes payable are publicly traded and estimated fair value is based on single broker quote market quotes. The estimated fair value for fixed rate senior notes payable is based on single broker quote market quotes. Other long-term debt is non-interest bearing and discounted based on estimated current cost of borrowings and, therefore, carrying values approximate market value. Quoted market prices are not available for determining market value of the Company’s equity investment in associated entity. For equity investments, the Company estimates fair value primarily using estimated discounted cash flows.

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of September 30, 2009 and December 31, 2008 (in thousands):

			September 30, 2009		December 31, 2008
	Level Class		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$116,395	$116,395	$52,678	$52,678
Short-term investments	2	R	975	975	5,387	5,387
Marketable equity securities	1	R	33	33	14	14
Floating rate notes receivable	2	R	3,620	3,620	3,910	3,910

Liabilities (Note 5)
Floating rate revolving credit facility	2	R	90,000	90,000	350,000	350,000
6 3/4% Senior Subordinated Notes Payable due 2013	1	NR	330,000	323,400	330,000	237,600
8 3/4% Senior Notes Payable due 2016	1	NR	266,724	290,813	—	—
Other long-term debt	2	NR	5,622	5,622	6,480	6,480
Cash flow interest swap on revolving credit facility	2	R	126	126	451	451

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Short-term investments consist principally of liquid marketable mutual fund securities and auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, and realized and unrealized gains or losses are included in the Company’s consolidated statements of income. As of December 31, 2008, the Company had marketable securities investments of approximately $2,021,000 in the Columbia Strategic Asset Mutual Fund of Bank of America based on its estimated fair market value of 82.7% of par. The Company has since received fund distributions that eliminated this investment as of September 30, 2009 with no significant additional realized loss. As of September 30, 2009 and December 31, 2008, the Company had approximately $975,000 and $1,000,000 invested in auction rate securities which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company. See “Joint Venture Equity Investment and Equity Investee Earnings or Losses” above for fair value information on a contingent guarantee obligation associated with MA.

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

Recently Issued Accounting Standards—In September 2009, the Financial Accounting Standards Board (FASB) amended existing authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective for fiscal annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact, if any, adoption may have on its financial statements or disclosures.

In April 2009, the FASB issued authoritative guidance amending and clarifying the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The amended guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has had no business combinations since December 31, 2008 and, therefore, this amended guidance has had no impact on the Company’s financial statements since January 1, 2009. However, the nature and magnitude of any specific effects would depend upon the nature, terms and size of any acquisition consummated after the effective date.

3. INVENTORIES

Inventories consist of the following components (in thousands):

	September 30, 2009	December 31, 2008
Souvenirs and apparel	$5,307	$6,978
Finished vehicles, parts and accessories	5,199	5,341
Micro-lubricant® and other	686	1,233

Total	$11,192	$13,552

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At September 30, 2009 and December 31, 2008, inventories reflect provisions of $6,922,000 and $7,727,000.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Other Intangible Assets represent the excess of business acquisition costs over the fair value of net assets acquired, and are all associated with the Company’s motorsports related activities and reporting units. Intangible assets consist predominately of goodwill and nonamortizable intangible assets for race event sanctioning and renewal agreements and, to a lesser extent, goodwill associated with event related motorsports merchandising and amortizable intangible assets associated with network and other media promotional contracts for non-event motorsports merchandising. Acquired intangible assets are valued using the direct value method. The Company’s race event sanctioning and renewal agreements for each NASCAR-sanctioned racing event are awarded annually. The Company has evaluated each of its intangible assets for these agreements and determined that each will extend into the foreseeable future. The Company has never been unable to renew these race date agreements for any subsequent year and no such agreement has ever been cancelled. Based on these and other factors, such race date agreements are expected to be awarded to the Company in perpetuity. As such, these nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely.

The Company follows applicable authoritative guidance on accounting for goodwill and other intangible assets which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and expanded testing for possible impairment at least annually. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary an operating segment and separate reporting unit principally because that is the lowest level for which discrete financial information is available to the Company’s segment managers and chief operating decision maker. No reporting units are aggregated for purposes of evaluating intangible assets for possible impairment. The Company evaluates intangible assets for possible impairment based on expected future discounted operating cash flows and profitability attributable to such assets (using the fair value assessment provisions of applicable authoritative guidance), supported by quoted market prices or comparable transactions where available or applicable. The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred.

Management’s latest annual assessment of goodwill and other intangible assets in the second quarter 2009 indicated there had been no impairment, and there has since been no events or circumstances which might indicate possible impairment as of September 30, 2009. For the Company’s financial reporting as of September 30, 2009, management’s evaluation was based on: (i) assessment of goodwill and intangible assets for possible impairment for each separate reporting unit using the methodology described above and (ii) estimated fair values of tangible and intangible assets using recent third party appraisals and expected future discounted operating cash flows for comparable transactions, including the Company’s 2008 NHMS and KS acquisitions. Management considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements based on recent and historical sales transactions (the Company presently has agreements to annually conduct thirteen NASCAR Sprint Cup, ten NASCAR Nationwide, and eight NASCAR Camping World Truck Series races), combined with the estimated fair value for all other Company net assets, exceeds its current market capitalization. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to the Company’s common stock from historical and forward-looking perspectives. Such information was also compared to available market information for certain motorsports industry peers.

Management believes the Company’s methods used to determine fair value and evaluate possible impairment in the second quarter 2009 were appropriate, relevant, and represent methods customarily available and most used for such purposes. Weighting of evaluation results was not required as none of the methods, individual or collectively, indicated possible impairment. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in the Company’s core motorsports business. Based on this analysis, both individually and collectively, management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is temporary, and no impairment of goodwill or other intangible assets had occurred through and as of September 30, 2009. The evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future financial condition or results of operations.

As of September 30, 2009 and December 31, 2008, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	September 30, 2009			December 31, 2008			Estimated Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable network and other media promotional contracts	3,320	$(790)	2,530	3,320	$(693)	2,627	30

Total	$398,233	$(790)	$397,443	$398,233	$(693)	$397,540

There were no changes in the gross carrying value of other intangible assets and goodwill during the nine months ended September 30, 2009.

5. LONG-TERM DEBT

New Senior Notes—In May 2009, the Company completed a private placement of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275,000,000. These 2009 Senior Notes were issued at 96.8% of par value, and net proceeds, after commissions and fees, approximated $261,047,000. Net offering proceeds were used to reduce outstanding borrowings under the Company’s Credit Facility described below. In October 2009, the Company commenced an offer to exchange these notes for substantially identical notes registered under the Securities Act, which is expected to close in November 2009. Original debt issuance discount and deferred financing costs are being amortized over the associated seven-year note term. As of September 30, 2009, the 2009 Senior Notes carrying value of $266,724,000 is reported net of issuance discount of $8,277,000.

The Company’s management, including the Board of Directors, believes the notes offering, combined with the amendment and restatement of the Credit Facility described below, provides the Company additional financial and operational flexibility. The 2009 Senior Notes mature in 2016 and interest payments are due semi-annually on June 1 and December 1, commencing December 1, 2009. The Indenture governing the 2009 Senior Notes (the 2009 Senior Notes Indenture) contains certain restrictive and required financial covenants. The Company agreed not to pledge its assets to any third party except under certain limited circumstances, and to certain other limitations or prohibitions concerning the incurrence of other indebtedness, issuance of capital stock, guarantees, asset sales, investments, dividends, distributions and redemptions. The 2009 Senior Notes Indenture permits annual dividend payments of up to approximately $0.48 per share of common stock, increasable subject to meeting certain financial covenants. The 2009 Senior Notes rank equally in right of payment with all existing and future senior debt; rank senior in right of payment to all existing and future subordinated debt, including the Senior Subordinated Notes described below; are effectively subordinated to all existing and future debt to the extent of assets securing such debt, including the 2009 Credit Facility; and are structurally subordinated to existing and future debt or other liabilities of subsidiaries that do not guarantee the 2009 Senior Notes. The Company may redeem some or all of the 2009 Senior Notes on or after June 1, 2013 at annually declining redemption premiums, and up to 35% of the 2009 Senior Notes on or before June 1, 2012 with proceeds from certain equity offerings at a redemption premium. In the event of a change of control, the Company must offer to repurchase the 2009 Senior Notes at 101% of par value plus accrued and unpaid interest.

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

Loans under the 2009 Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 2.50% to 3.75% or the greater of Bank of America’s prime rate, the Federal Funds rate plus 0.5% or the Eurodollar rate plus 1.0%, plus 1.5% to 2.75%. The 2009 Credit Facility also contains a commitment fee ranging from 0.35% to 0.60% of unused amounts available for borrowing. The margins applicable to LIBOR borrowings and the commitment fee are adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

The 2009 Credit Facility contains a number of affirmative and negative financial covenants, including requiring the Company to maintain certain ratios of funded debt to EBITDA, senior debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, disposition of property, entering into new lines of business and incurring other debt. Indebtedness under the 2009 Credit Facility is guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries (the Guarantors), and is secured by a pledge of all capital stock and limited liability company interests of the Guarantors.

During the nine months ended September 30, 2009, the Company borrowed $30,000,000 for working capital purposes and repaid borrowings of $28,953,000. As further discussed above, proceeds from the 2009 Senior Notes offering were used to reduce outstanding Credit Facility borrowings by $261,047,000. At September 30, 2009 and December 31, 2008, outstanding borrowings under the 2009 Credit Facility and the Credit Facility were $90,000,000 and $350,000,000, respectively. As of September 30, 2009, outstanding letters of credit amounted to $865,000, and the Company could borrow up to an additional $209,135,000 under the 2009 Credit Facility. Although originally scheduled to mature March 31, 2010, amounts outstanding under the 2009 Credit Facility are appropriately classified as long-term debt in the accompanying September 30, 2009 balance sheet because that agreement extended maturity until July 2012.

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

The Senior Subordinated Notes mature in 2013, are guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries, and interest payments are due semi-annually on June 1 and December 1. The Indenture governing the Senior Subordinated Notes permits dividend payments each year of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes are subordinated to all present and future senior secured indebtedness of the Company, including the 2009 Credit Facility described above. The Company may redeem some or all of the Senior Subordinated Notes at annually declining redemption premiums ranging from 103.375% of par in the twelve month periods beginning June 1, 2008 to par after June 1, 2011. In the event of a change of control, the Company must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest.

The 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The 2009 Credit Facility agreement, 2009 Senior Notes Indenture and Senior Subordinated Notes Indenture contain cross-default provisions. The Company was in compliance with all applicable covenants under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes as of September 30, 2009.

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

Other Notes Payable—Long-term debt includes a non-interest bearing debt obligation associated with the Company’s acquisition of KS, payable in 60 monthly installments of $125,000 beginning 30 days after the December 31, 2008 closing. As of September 30, 2009 and December 31, 2008, the obligation carrying value of $5,615,000 and $6,466,000, respectively, reflects a $760,000 and $1,034,000 discount, respectively, based on a 6% effective interest rate.

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

Under the present interest rate swap agreement, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $9,375,000, which is scheduled to mature in March 2010. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. The cash flow swap agreement does not meet the conditions for hedge accounting under applicable authoritative guidance. At September 30, 2009 and December 31, 2008, the Company has reflected a derivative liability for this swap of $126,000 and $451,000. Interest expense for the three months ended September 30, 2009 and 2008 decreased $101,000 and $78,000, and for the nine months ended September 30, 2009 and 2008 decreased $324,000 and increased $126,000, respectively, due to market value changes of the interest rate swap agreement. Interest expense reflects net settlement payments of $118,000 and $77,000 in the three months ended September 30, 2009 and 2008, and $375,000 and $91,000 in the nine months ended September 30, 2009 and 2008, respectively.

Subsidiary Guarantees—Amounts outstanding under the 2009 Credit Facility, Senior Subordinated Notes and 2009 Senior Notes are guaranteed by all of SMI’s operative material subsidiaries except for Oil-Chem and its subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to SMI.

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2009	2008	2009	2008
Gross interest costs	$13,941	$9,866	$32,404	$31,408
Less: capitalized interest costs	(111)	(706)	(389)	(1,452)

Interest expense	13,830	9,160	32,015	29,956
Interest income	(179)	(833)	(742)	(3,536)

Interest expense, net	$13,651	$8,327	$31,273	$26,420

Weighted-average interest rate on borrowings under bank credit facility	3.7%	4.1%	2.2%	4.5%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings or loss per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2009	2008	2009	2008
Net income applicable to common stockholders and assumed conversions	$7,943	$7,005	$4,879	$84,925

Weighted average common shares outstanding	42,547	43,419	42,757	43,476
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	—	3	—	18

Weighted average common shares outstanding and assumed conversions	42,547	43,422	42,757	43,494

Basic earnings per share	$0.19	$0.16	$0.11	$1.95

Diluted earnings per share	$0.19	$0.16	$0.11	$1.95

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	1,765	1,126	1,766	732

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 3,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the 2009 Credit Facility, Senior Subordinated Notes and 2009 Senior Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the three and nine months ended September 30, 2009, the Company repurchased 192,000 and 695,000 shares of common stock for $2,867,000 and $9,641,000, respectively. As of September 30, 2009, the Company could repurchase up to an additional 547,000 shares under the current authorization.

Declaration of Cash Dividends—To date in 2009, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock (in thousands except per share amounts):

Declaration date	February 10, 2009	April 21, 2009	July 22, 2009	October 21, 2009
Record date	March 2, 2009	May 29, 2009	August 21, 2009	November 20, 2009
Paid or payable to shareholders	March 16, 2009	June 26, 2009	September 16, 2009	December 11, 2009
Aggregate quarterly cash dividend	$3,865	$3,846	$3,830	Approximately $3,820
Dividend per common share	$0.09	$0.09	$0.09	$0.09

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliate at September 30, 2009 and December 31, 2008 include $4,836,000 and $5,084,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not require repayment before September 30, 2010, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2008 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $82,000 and $63,000 in the three months ended September 30, 2009 and 2008, and $248,000 and $175,000 in the nine months ended September 30, 2009 and 2008. Any increases pertain to agreements in place before July 30, 2002.

Amounts payable to affiliate at September 30, 2009 and December 31, 2008 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because repayment is not required before September 30, 2010.

600 Racing, SMI Properties and Oil-Chem each lease an office and warehouse facility from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. For each of the three months ended September 30, 2009 and 2008, rent expense amounted to $61,000 for 600 Racing, $60,000 for SMI Properties, and $24,000 for Oil-Chem. For each of the nine months ended September 30, 2009 and 2008, rent expense amounted to $183,000 for 600 Racing, $180,000 for SMI Properties, and $72,000 for Oil-Chem. At September 30, 2009 and December 31, 2008, amounts owed to Chartown were not significant.

Various SMI subsidiaries purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of approximately $18,000 and $47,000 in the three months ended September 30, 2009 and 2008. Vehicles purchases in the nine months ended September 30, 2009 and 2008 were approximately $41,000 and $208,000. There were no vehicles sold to SAI in the three and nine months ended September 30, 2009 or 2008. At September 30, 2009 and December 31, 2008, there were no associated amounts due to or from SAI.

Oil-Chem sold zMax micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $409,000 and $365,000 for the three months ended September 30, 2009 and 2008, and $1,176,000 and $1,229,000 for the nine months ended September 30, 2009 and 2008. At September 30, 2009 and December 31, 2008, approximately $185,000 and $101,000 was due from SAI and is reflected in current assets.

At September 30, 2009 and December 31, 2008, current liabilities included $161,000 owed to SAI in connection with project management services provided by SAI employees in connection with supervising and managing construction and renovation projects at various SMI speedways prior to 2006.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. In the three months ended September 30, 2009 and 2008, merchandise purchases approximated $1,028,000 and $2,828,000, and merchandise sales and event related commissions approximated $831,000 and $689,000, respectively. In the nine months ended September 30, 2009 and 2008, merchandise purchases approximated $4,525,000 and $13,904,000, and merchandise sales and event related commissions approximated $4,122,000 and $3,921,000. At September 30, 2009 and December 31, 2008, net amounts owed to MA approximated $1,331,000 and $1,625,000, and are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of September 30, 2009 and December 31, 2008, and transactions for the three and nine months ended September 30, 2009 and 2008 are summarized below (in thousands):

	September 30, 2009	December 31, 2008
Notes and other receivables	$5,021	$5,185
Amounts payable to affiliates	4,086	4,380

	Three Months Ended September 30:		Nine Months Ended September 30:
	2009	2008	2009	2008
Merchandise and vehicle purchases	$1,046	$2,875	$4,566	$14,112
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	1,335	1,150	5,588	5,437
Rent expense	145	145	435	435
Interest income	39	66	119	290
Interest expense	26	29	77	90

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Karen Davies and William Davies, individually and as Next Friends of Ryan Davies and Peyton Davies (the Plaintiffs) filed a lawsuit seeking damages against TMS, INEX, 600 Racing and SMI (the Defendants) in the 348th District Court of Tarrant County, Texas on January 2, 2007. Ryan Davies was injured while participating in an event at TMS and the Davies allege that TMS, INEX, 600 Racing and SMI caused the accident. TMS, INEX, and 600 Racing filed answers on February 2, 2007 denying all material allegations. SMI made a special appearance on February 2, 2007 challenging the jurisdiction of the Texas court over it. On February 6, 2008, INEX was dismissed with prejudice by the Plaintiffs from this suit. On March 5, 2007, TMS filed counterclaims and third-party claims asserting that other parties were liable for the accident. On September 4, 2008, the Defendants entered into an agreement with the Plaintiffs pursuant to which the Plaintiffs agreed not to proceed in this or any other case against Defendants on any theory of product or design liability regarding the Bandolero car, mechanical defect of the Bandolero car, or design defect of the Bandolero car and subsequently, on April 20, 2009, Plaintiffs dismissed with prejudice 600 Racing and SMI. The trial of this matter began on August 31, 2009, and concluded on September 21, 2009, with a verdict in favor of Plaintiffs awarding $11,398,000 in compensatory damages to the Plaintiffs. In addition, additional compensatory damages for past medical expenses may be awarded after the Court rules on a pending motion. At issue is an award of either $1,400,000 for actual paid past medical expenses or $1,751,000 for past medical expenses billed. Also to be filed is a post verdict motion styled Defendant Texas Motor Speedway, Inc.’s Motion to Disregard Certain Jury Findings and Motion for Judgment Notwithstanding the Verdict which is set for hearing on November 12, 2009 along with Plaintiffs’ Motion for Judgment on the Verdict. The amount of the verdict and past medical expenses are insured by the Company’s liability insurance. As such, management does not expect final disposition of this litigation will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu, BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL

filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 7, 2008, SAG, SA, Swift Aviation, and Swift Transportation filed an answer to the Amended Complaint denying all material allegations. The Swift defendants subsequently filed an amended answer on August 27, 2008 and asserted crossclaims against Bronwen, Bronwen UK, BNP France and Ndiomu for breach of fiduciary duty, misrepresentation, breach of duty of good faith and fair dealing, fraud and conversion. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse, which motion was denied by the trial court on July 14, 2009. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. The Record on Appeal was delivered to the North Carolina Court of Appeals on April 27, 2009. BNP France filed its brief on appeal on June 18, 2009. SMIL filed its brief on appeal on July 29, 2009. Oral arguments were conducted on October 28, 2009. On July 14, 2009, the trial court denied BNP Suisse’s motion to dismiss for lack of personal jurisdiction and for improper venue based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. BNP Suisse filed a notice of appeal on August 11, 2009, and the record is currently being prepared. On August 4, 2009, Swift Transportation and Swift Aviation filed motions for judgment on the pleadings. SMIL filed its response on August 24, 2009. A hearing was conducted on September 29, 2009, and the motion is still pending. Discovery is ongoing in this matter.

On September 8, 2008, Richard Skaff filed a lawsuit against, among other parties, Speedway Motorsports, Inc. and Speedway Sonoma, LLC a/k/a Infineon Raceway. The lawsuit was filed in the United States District Court for the Northern District of California and alleges violations of the Americans With Disabilities Act of 1990, along with state claims for alleged violations of the California Disabled Persons Act, Unruh Civil Rights Act and Health & Safety Code statutes. Mr. Skaff is a paraplegic and disabled rights activist who claims to have attended motorsports events at Infineon Raceway on September 24, 2007 and July 27, 2008. The crux of the complaint is that Infineon Raceway fails to provide adequate facilities to disabled patrons. Mr. Skaff claims to have suffered loss of his civil rights, as well as physical, psychological, and emotional damages, and pain and suffering. He seeks compensatory and statutory damages, injunctive relief, attorney’s fees and costs. Speedway Motorsports, Inc. was dismissed without prejudice on November 4, 2008. On application by the Company and Sonoma Speedway, LLC, on November 4, 2008, the Court related the D’Lil matter (described below) with the Skaff matter to avoid duplication of labor and expense or conflicting results if the cases are conducted before different judges. This matter was resolved in principal at mediation on October 8, 2009 in a manner which will not have a material adverse effect on the Company’s future financial position, results of operations or cash flow.

On October 9, 2008, Hollyn D’Lil filed a lawsuit against, among other parties, Speedway Motorsports, Inc. and Speedway Sonoma, LLC a/k/a Infineon Raceway. The lawsuit was also filed in the United States District Court for the

Northern District of California and alleges violations of the Americans With Disabilities Act of 1990, along with state claims for alleged violations of the California Disabled Persons Act, Unruh Civil Rights Act and Health & Safety Code statutes. Ms. D’Lil is a paraplegic and is one of the early activists of the disability rights movement in California. Ms. D’Lil alleges that she attended a motorsports event at Infineon Raceway on August 24, 2008. The crux of the complaint is that Infineon Raceway fails to provide adequate facilities to disabled patrons. Ms. D’Lil claims to have suffered loss of her civil rights, as well as physical, psychological, and emotional damages, and pain and suffering. She seeks compensatory and statutory damages, injunctive relief, attorney’s fees and costs. Speedway Motorsports, Inc. was dismissed without prejudice on November 4, 2008. On application by the Company and Sonoma Speedway, LLC, on November 4, 2008, the Court related the Skaff matter (described above) with the D’Lil matter to avoid duplication of labor and expense or conflicting results if the cases are conducted before different judges This matter was resolved in principal at mediation on October 8, 2009 in a manner which will not have a material adverse effect on the Company’s future financial position, results of operations or cash flow.

On May 9, 2008, Stephen Courey, Holand Leasing (1995) Ltd, and TAF Majestic Holdings S.A. (collectively, the Courey Plaintiffs) filed a lawsuit against, among other parties, Jim Russell Racing School (Russell), a former Company subsidiary, and a Russell instructor. The lawsuit was filed in the Superior Court of California, County of San Francisco. IR sold 100% of the stock of Russell to a third party on December 10, 2006. On April 27, 2009, IR received an indemnity demand from Emotive Experiential Performance, Inc. (Emotive), Jim Russell Group, Inc. and Tom Dyer seeking to have IR indemnify Russell, Emotive and Mr. Dyer with respect to the lawsuit filed by the Courey Plaintiffs. The Courey Plaintiffs alleged they have suffered personal injuries and property damage from an incident at IR on May 12, 2006. IR accepted Emotive’s indemnity tender in July 2009. IR continues to seek defense indemnity from other parties, while it defends Russell and Emotive in this matter. A trial setting conference is scheduled for January 15, 2010. At this time, the Company does not believe this matter will have a material adverse impact upon the Company’s future financial position, results of operations or cash flows.

On June 16, 2009, Melissa Jenks, as guardian for Roderick Jenks, and individually, filed a lawsuit against New Hampshire Motor Speedway, Inc. (NHMS) and an employee, in the United States District Court for the District of New Hampshire. The lawsuit alleges that Mr. Jenks suffered a traumatic head injury after falling from a golf cart being driven by an NHMS employee, and asserts claims of negligence, vicarious liability, and loss of consortium. The lawsuit claims medical expenses for Mr. Jenks in excess of $500,000, and according to the court’s civil cover sheet accompanying the lawsuit, a demand of $5,000,000 is being made. NHMS has denied all claims in its answer as filed with the court, and it intends to vigorously defend against the allegations. Discovery and motions practice is ongoing in this matter. At this time, management does not expect the disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

On September 17, 2009, Charlotte Motor Speedway, LLC (CMS) and SMI filed a lawsuit against the City of Concord (North Carolina) and Cabarrus County (North Carolina), in the State of North Carolina General Court of Justice for Cabarrus County, Superior Court Division. In the complaint, CMS and SMI seek specific performance of the City’s and the County’s agreement to provide $80 million in economic incentives, allege breach of contract with respect to the City’s and County’s agreement to provide the agreed to economic incentives and failure to reimburse CMS and SMI for monies expended in reliance upon the agreement, and alternatively seek damages for the City’s and County’s misrepresentations regarding the economic incentives. On September 21, 2009, CMS and SMI amended their complaint to allege that the City and the County had waived governmental/sovereign immunity or had acted in a non-governmental or proprietary capacity in their actions. The City and County have until November 23, 2009, to respond to the amended complaint.

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

Share-Based Payments—The Company uses the modified prospective method of transitioning to applicable authoritative guidance whereby share-based compensation cost is recognized for (i) unvested share-based awards granted before January 1, 2006 based on the grant date fair value estimated using the original guidance and (ii) share-based awards granted after January 1, 2006 based on grant-date fair value estimated using the provisions of applicable authoritative guidance for share-based payments. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted. The Company generally records stock-based compensation cost for granted stock options on the accelerated method using a graded vesting schedule over the requisite service period, and for restricted stock awards using the straight line method over the requisite service period.

There were no significant changes in the characteristics of stock options or restricted stock granted during 2009 or 2008 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards.

Share-based compensation cost is included in general and administrative expense. Share-based compensation cost for the three months ended September 30, 2009 and 2008 totaled $441,000 and $418,000, before income taxes of $183,000 and $157,000, and for the nine months ended September 30, 2009 and 2008 totaled $1,222,000 and $1,121,000, before income taxes of $485,000 and $438,000, respectively. There were no capitalized share-based compensation costs at September 30, 2009 or December 31, 2008. As of September 30, 2009, there was approximately $145,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 1.2 years, and none related to the 1994 Plan or the Formula Stock Option Plan. As of September 30, 2009, there was approximately $1,656,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.9 year.

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

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes and other expense (income) and specified unusual non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. There were no significant intersegment or intercompany revenues, expenses or other transactions during the periods presented. The following segment information on continuing operations is for the three and nine months ended September 30, 2009 and 2008, and as of September 30, 2009 and December 31, 2008 (in thousands):

	Three Months Ended September 30:
	2009			2008
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$128,781	$5,777	$134,558	$105,432	$6,896	$112,328
Depreciation and amortization	13,403	120	13,523	12,192	171	12,363
Equity investee earnings (losses) (Note 2)	(3,239)	—	(3,239)	224	—	224
Operating income (loss)	32,543	183	32,726	21,640	(660)	20,980

	Nine Months Ended September 30:
	2009			2008
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$441,441	$18,557	$459,998	$453,297	$27,048	$480,345
Depreciation and amortization	39,664	349	40,013	35,583	502	36,085
Equity investee earnings (losses) (Note 2)	(62,036)	—	(62,036)	4,768	—	4,768
Operating income (loss)	141,020	773	141,793	165,809	(996)	164,813
Capital expenditures	37,155	70	37,225	67,087	$192	$67,279

	September 30, 2009			December 31, 2008
Other intangibles	$394,913	$2,530	$397,443	$394,913	$2,627	$397,540
Goodwill intangibles	181,014	4,774	185,788	181,013	4,775	185,788
Total assets	1,985,960	36,720	2,022,680	1,995,566	38,843	2,034,409
Equity investments	14,894	—	14,894	77,066	—	77,066

The following table reconciles segment operating income or loss above to consolidated income before income taxes (both from continuing operations) for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2009	2008	2009	2008
Total segment operating income from continuing operations	$32,726	$20,980	$141,793	$164,813
Adjusted for:
Interest expense, net	(13,651)	(8,327)	(31,273)	(26,420)
Equity investee earnings (losses) (Note 2)	(3,239)	224	(62,036)	4,768
Other income (expense), net	(111)	(181)	(197)	1,066

Consolidated income from continuing operations before income taxes	$15,725	$12,696	$48,287	$144,227

11. DISCONTINUANCE OF OIL AND GAS OPERATIONS

Prior to discontinuing operations, the Company was engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products and associated commodity transactions. In the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries, particularly Russia. These oil and gas operations have involved business, credit and other risks different from the Company’s motorsports operations, and the ability to invest and compete successfully and profitably has been subject to many factors outside management’s control. Many of the operating risks and challenges have involved difficult or restrictive governmental situations when attempting to conduct business, access or transfer assets or funds, or facilitate production and similar activities in Russia and other foreign countries. The net assets and operating results for these oil and gas activities, including all prior periods presented, have been reclassified as discontinued operations in the Company’s consolidated financial statements using applicable authoritative guidance for discontinued operations and assets held for sale. Management believes these operations and assets meet the “held for sale” criteria under such guidance, and plans to have no significant continuing involvement or retention of interests after disposal.

No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation for any period presented. All notes to consolidated financial statements have been reclassified to exclude amounts pertaining to this discontinued operation. As of September 30, 2009 and December 31, 2008, current assets of discontinued operations represent primarily the expected net realizable value of certain receivables associated with oil and gas activities as further described in Note 15 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

SMIL owns interests in two foreign entities owning certain oil and gas mineral rights in Russia, and significant uncertainties exist about the economic viability and ultimate recovery of these investments. As of September 30, 2009 and December 31, 2008, these investments are reflected as fully impaired. There were no significant revenues generated from oil and gas activities in the three and nine months ended September 30, 2009 or 2008. During the three and nine months ended September 30, 2009, the Company incurred costs primarily for maintenance, legal and management fees associated with efforts to maximize and preserve remaining realizable value, if any, of these foreign investment interests and other oil and gas activities, all of which are reflected in loss from discontinued operation. During the three and nine months ended September 30, 2009, the Company recorded receivables of approximately $912,000 and $2,893,000 under its profit and loss sharing arrangement with Oasis Trading Group LLC, a US entity providing oil and gas management and operational services to the Company, for that entity’s reimbursable share of these costs. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities. As such, uncertainty exists regarding recoverability and the Company has recorded allowances to fully reserve these possibly uncollectible amounts as of September 30, 2009 and December 31, 2008, which are reflected as a component of loss from discontinued operation. Loss from discontinued operation is reported net of income tax benefits of $271,000 and $226,000 for the three months ended September 30, 2009 and 2008, and $1,125,000 and $1,419,000 for the nine months ended September 30, 2009 and 2008.

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

OVERVIEW

The Company’s revenues and expenses are classified in the following categories because they are important to, and used by, management in assessing operations: admissions, event related revenue, NASCAR broadcasting revenue and other operating revenue. “Admissions” includes ticket sales for all of our events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, event souvenir merchandise sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals and driving school revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways.

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

The Company’s business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations, including speedway acquisitions, with associated increases in overhead expenses, may tend to minimize operating income in respective future quarters. For example, NHMS, purchased in January 2008, is presently scheduled to hold one NASCAR Sprint Cup racing event in the second and third quarters each year, and operating income will likely continue to be positively impacted in those quarters and negatively impacted in the first and fourth quarters. Racing schedules may change from time to time, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not indicative of results that may be expected for the entire year because of such seasonality.

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

Items discussed in this section:

• General operating factors – including ongoing uncertainty of the weak economic conditions and tightened credit and financial markets

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

• Motorsports Authentics merchandising joint venture, including second quarter 2009 impairment charge (discussed in Note 2 to the Consolidated Financial Statements)

• Eight-year NASCAR broadcasting rights agreement (discussed below in “Future Liquidity”)

• Possible capital expenditures (discussed below in “Liquidity and Capital Resources - Capital Expenditures”)

• Discontinued oil and gas operations (discussed in Note 11 to the Consolidated Financial Statements)

• Quarterly cash dividends on common stock (discussed below in “Liquidity and Capital Resources – Dividends”)

General Factors and Current Operating Trends—The Company’s year-to-date results for the 2009 race season reflect decreases in admissions, sponsorships, luxury suite rentals, track rentals, driving school, onsite advertising, NASCAR ancillary rights, souvenir merchandising, food and beverage concessions and other event related revenue categories.

Management believes these revenues were negatively impacted by declines in consumer and corporate spending from the recession, difficult credit and housing markets, and other economic factors as further described below. For upcoming 2009 events, ticket sales at most of the Company’s major events are below ticket sales at this same time last year. The Company has increased advertising and other promotional activities to help offset the ongoing impact of these adverse economic and market conditions. In 2009, management has reduced many ticket and concession prices, offered extended payment terms to many ticket buyers (although generally not beyond when events are held), and implemented various promotional campaigns to help foster fan support and mitigate any near-term demand weakness. Admission revenues have declined recently from both fewer fans attending our race events and from lower average ticket prices resulting from these special promotions. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

All of the Company’s 2009, and most of its 2010, NASCAR Sprint Cup and Nationwide Series event sponsorships are already sold. The 2009 to-date broadcast television and cable ratings for the NASCAR Sprint Cup and Nationwide Series have shown decreases from the prior year. However, almost 4.0 million fans attended the Company’s events in 2008, demonstrating that demand and appeal for motorsports entertainment in our markets has remained strong even in challenging circumstances. Also, the Sprint Cup Series continues as the second highest rated regular season televised sport (only the National Football League is higher), and the NASCAR Nationwide Series was the third highest rated cable broadcasted sport again in 2008. As described below, much of our future revenues are already contracted under these and other long-term contracts, including television broadcasting rights revenue.

The Company believes that reduced consumer and corporate spending will continue to negatively impact admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, driving school and other track rentals, with related effects on our respective revenues. Many economic and geopolitical factors, including those described below, have and may continue to dampen consumer spending. Many factors related to discretionary consumer and corporate spending can adversely impact recreational and entertainment spending resulting in a negative impact on our motorsports and non-motorsports activities. Historically low levels of consumer confidence, deterioration of residential real estate and mortgage markets, unprecedented stock market declines, tight consumer and business credit markets, among other recessionary conditions and geopolitical and economic factors, may continue to dampen consumer spending. The direction and strength of the US economy, including the financial and credit markets, currently remains uncertain due to these factors.

Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions surrounding racing events can have a negative effect on successive events in future periods because consumer demand can be affected by the success of past events. In addition, natural disasters such as hurricanes and tornados could cause increases in fuel prices and significant adverse economic effects. National incidents such as those of September 11, 2001, along with the Iraq war and terrorism alerts, affect public concerns regarding air travel, military actions, and additional national or local catastrophic incidents. Should difficulties, restrictions or public concerns regarding air travel or military-related actions continue or increase, if additional national or local terrorist, catastrophic or other incidents occur, or if natural disasters occur, our future operating results and growth could be materially adversely impacted. Economic conditions could be severely affected by future actual or threatened events of a similar nature or other national, regional or local incidents, which could materially adversely affect the Company’s future operating results.

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

Certain NASCAR Sprint Cup and Nationwide race team owners have announced difficulties in securing adequate sponsorship funding for this and possibly future racing seasons. It is believed that these difficult economic and market factors are resulting in delayed decisions regarding race team sponsorship by certain current and potential new sponsors. Without adequate sponsorship funding, some team owners could decide not to operate, participate in fewer races, or operate fewer racecars for multi-car teams. A reduced number of racing competitors, particularly popular drivers, could lessen on-track competition and the appeal of racing. Also, new or changed racing teams could be formed with drivers that generate less fan interest or race less competitively. These and similar factors can affect attendance at NASCAR Sprint Cup and Nationwide racing events, as well as corporate marketing interest, that can significantly impact our operating results.

See Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K for additional information on the recession and disruptions in the financial markets.

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

The Company’s naming rights agreement that renamed Charlotte Motor Speedway as Lowe’s Motor Speedway is presently scheduled to expire after 2009. The Company has been informed that the facility naming rights agreement will not be renewed, although negotiations for an enhanced company-wide marketing agreement are ongoing. The expiring agreement provides significant contracted revenues, and there can be no assurance the Company will execute any agreements on acceptable terms. Upon contract expiration, the Company expects to incur costs for renaming the speedway facility, and replacing promotional signage and materials, and remaining merchandise inventory, if any. At this time, the Company does not expect these costs to have a material adverse effect on the Company’s future financial condition, operating results or cash flows.

Non-Event and Event Souvenir and Other Merchandising Revenues—Management continues to seek new merchandising opportunities, including expanded product offerings through electronic media promotional programming, and marketing of motorsports and non-motorsports related souvenir merchandise at our speedways, third party speedways and other venues, and with corporate customers. The Company’s merchandising event related and other operating revenues may increase or decrease depending on, among other factors, the success of such efforts. Future profits or losses could be affected by or depend on future demand, trends, recessionary and other market conditions and factors such as the success of motorsports and popularity of its licensed drivers and teams, particularly NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow”, increased competition for products sold under non-exclusive licenses, expanded licensing by licensors to competitors selling products similar to those under non-exclusive licenses, nonrenewal of exclusive or non-exclusive licenses upon expiration, and other competition for the Company’s non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside management’s control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While our revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations. See Note 3 to the Consolidated Financial Statements for additional information on provisions reflected for inventory realization assessments.

Reiterated 2009 Earnings Guidance—In connection with the Company’s third quarter 2009 earnings release, management reaffirmed its previous full year 2009 guidance of $1.70-$1.90 for diluted earnings per share from continuing operations, assuming current industry trends continue, and excluding Motorsports Authentics joint venture results, capital expenditures exceeding current plans, the impact of uncertain and unprecedented credit and economic conditions, poor weather surrounding events and other unforeseen factors.

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

The more significant racing schedule changes for the three and nine months ended September 30, 2009 as compared to 2008 include the following:

•

Atlanta Motor Speedway held one NASCAR Sprint Cup Series racing event in the third quarter 2009 that was held in the fourth quarter 2008, and held one NASCAR Nationwide Series racing event in the third quarter 2009 that was held in the first quarter 2008;

•

One NASCAR Sprint Cup Series racing event at Lowe’s Motor Speedway was postponed and shortened, and pole position qualifying for a NASCAR Sprint Cup race at New Hampshire Motor Speedway was cancelled, due to poor weather in the second quarter 2009; and

•

One NASCAR Nationwide Series racing event was held in the second quarter 2009, and one NASCAR Camping World Truck and one IRL Series racing event was held in the third quarter 2009, at Kentucky Speedway purchased in December 2008.

Non-GAAP Financial Information Reconciliation—Income from continuing operations, and diluted earnings per share from continuing operations, before equity investee earnings or losses set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income and diluted earnings per share and income from continuing operations and diluted earnings per share from continuing operations. The following schedule reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. This schedule also separately presents net income and diluted earnings per share for the Company’s consolidated operations, discontinued operations, equity investee earnings or losses of MA, and the Company’s income from continuing operations excluding MA equity investee earnings or losses, all net of taxes.

This non-GAAP financial information is presented nowhere else in this Quarterly Report. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately presents equity investee earnings or losses that are not reflective of ongoing operating results, and helps in understanding, using and comparing the Company’s results of operations separate from equity investees for the periods presented. Management uses the non-GAAP information to assess the Company’s operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate information better reflects ongoing operating results. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income, diluted earnings per share, or income and diluted earnings per share from continuing operations, determined in accordance with GAAP. See Note 11 to the Consolidated Financial Statements for additional information on discontinued operations, and Note 2 “Joint Venture Equity Investment and Equity Investee Earnings or Losses” to the Consolidated Financial Statements for additional information on the Company’s equity investment, including its second quarter 2009 impairment charge.

	Three Months Ended September 30:		Nine Months Ended September 30:
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Consolidated net income using GAAP	$7,943	$7,005	$4,879	$84,925

Loss from discontinued operation	1,177	930	3,517	2,899

Consolidated income from continuing operations	9,120	7,935	8,396	87,824

Equity investee losses (earnings)	3,239	(224)	62,036	(4,768)

Non-GAAP consolidated income from continuing operations excluding equity investee losses (earnings)	$12,359	$7,711	$70,432	$83,056

Consolidated diluted earnings per share using GAAP	$0.19	$0.16	$0.11	$1.95

Discontinued operation	0.02	0.02	0.08	0.07
Consolidated diluted earnings per share from continuing operations	0.21	0.18	0.19	2.02

Equity investee losses (earnings)	0.08	—	1.46	(0.11)

Non-GAAP diluted earnings per share from continuing operations excluding equity investee losses (earnings)	$0.29	$0.18	$1.65	$1.91

Three Months Ended September 30, 2009 Compared To Three Months Ended September 30, 2008

Total Revenues for the three months ended September 30, 2009 increased by $22.2 million, or 19.8%, over such revenues for the same period last year due to the factors discussed below.

Management believes admissions, many event related revenue categories, and other operating revenues were negatively impacted by declines in consumer and corporate spending due to the weak economic conditions and difficult consumer credit and housing markets.

Admissions for the three months ended September 30, 2009 increased by $5.7 million, or 14.2%, over such revenue for the same period last year. This increase is due primarily to AMS hosting a NASCAR Sprint Cup Series racing event in the third quarter 2009 that was held in the fourth quarter 2008. The increase also reflects, to a lesser extent, hosting a NASCAR Camping World Truck and an IRL Series racing event in the third quarter 2009 at KS purchased in December 2008, and a NASCAR Nationwide Series race at AMS in the third quarter 2009 that was held in the first quarter 2008.

The overall increase was partially offset by lower average ticket prices from special promotions at NASCAR-sanctioned racing events held at other Company speedways in the current period. The overall increase was also partially offset, to a lesser degree, by lower admissions at LMS’s major NHRA racing event as compared to its inaugural event held in the same period last year. Excluding the racing schedule changes at AMS and new racing events at KS, admissions declined by approximately 8% as compared to the same period last year.

Event Related Revenue for the three months ended September 30, 2009 increased by $2.6 million, or 6.8%, over such revenue for the same period last year. This increase is due primarily to AMS hosting a NASCAR Sprint Cup Series racing event in the third quarter 2009 that was held in the fourth quarter 2008. The increase also reflects, to a lesser extent, hosting NASCAR Camping World Truck and IRL Series racing events in the third quarter 2009 at KS purchased in December 2008, and a NASCAR Nationwide Series race at AMS in the third quarter 2009 that was held in the first quarter 2008.

Current period revenues reflect lower sponsorships, NASCAR ancillary rights, luxury suite rentals, and other revenues associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year. The decrease reflects lower event related revenues associated with the IRL Series racing event held at IR, as well as lower food and beverage concessions, souvenir merchandising, track rental, driving school, and certain other event related revenues. Excluding the racing schedule changes at AMS and new racing events at KS, event related revenues declined by approximately 15% as compared to the same period last year.

NASCAR Broadcasting Revenue for the three months ended September 30, 2009 increased by $15.1 million, or 60.0%, over such revenue for the same period last year. This increase is due primarily to AMS hosting a NASCAR Sprint Cup Series racing event in the third quarter 2009 that was held in the fourth quarter 2008. The increase also reflects, to a lesser degree, higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at other Company speedways as compared to the same period last year, and includes fees for the NASCAR Nationwide Series race held at AMS in the third quarter 2009 that was held in the first quarter 2008.

Other Operating Revenue for the three months ended September 30, 2009 decreased by $1.2 million, or 12.9%, from such revenue for the same period last year. This decrease is due primarily to lower non-event souvenir merchandising and, to a lesser extent, Legends Car revenues in the current period. The overall decrease was partially offset by an increase in Oil-Chem revenues in the current period.

Direct Expense of Events for the three months ended September 30, 2009 increased by $395,000, or 1.3%, over such expense for the same period last year. This increase is due primarily to operating costs associated with the NASCAR Sprint Cup Series racing event held at AMS in the third quarter 2009 that was held in the fourth quarter 2008, and with the NASCAR Camping World Truck and IRL Series racing events held in the third quarter 2009 at KS purchased in December 2008.

The overall increase was partially offset by lower operating costs associated with NASCAR, IRL and other racing events, including cost reduction efforts, and with lower admissions and event related revenues as compared to the same period last year. The decrease also reflects lower operating costs associated with the declines in event souvenir merchandising revenues and repairs and maintenance, and lower advertising and other operating costs associated with LMS’s major NHRA racing event as compared to its inaugural event held in the same period last year. Excluding the racing schedule changes at AMS and new racing events at KS, direct expense of events declined by approximately 20% as compared to the same period last year.

NASCAR Purse and Sanction Fees for the three months ended September 30, 2009 increased by $10.5 million, or 57.8%, over such expense for the same period last year. This increase is due primarily to contracted race purse and sanctioning fees for the NASCAR Sprint Cup Series racing event held at AMS in the third quarter 2009 that was held in the fourth quarter 2008, the NASCAR Nationwide Series race at AMS held in the third quarter 2009 that was held in the first quarter 2008, and the NASCAR Camping World Truck Series racing event held at KS purchased in December 2008. The increase is also due to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held at other Company speedways during the current period.

Other Direct Operating Expense for the three months ended September 30, 2009 decreased by $1.3 million, or 18.0%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising in the current period. The overall decrease was partially offset by an increase in operating costs associated with higher Oil-Chem revenues in the current period.

General and Administrative Expense for the three months ended September 30, 2009 decreased by $287,000, or 1.3%, from such expense for the same period last year. This decrease was due to lower operating costs, including cost reduction efforts and reduced legal costs, and a combination of individually insignificant items. The overall decrease was partially offset by operating costs associated with KS purchased in December 2008.

Depreciation and Amortization Expense for the three months ended September 30, 2009 increased by $1.2 million, or 9.4%, over such expense for the same period last year. This increase is due primarily to KS purchased in December 2008 and LMS’s dragway opened in September 2008.

Interest Expense, Net for the three months ended September 30, 2009 was $13.7 million compared to $8.3 million for the same period last year. This change reflects interest expense associated with the 2009 Senior Notes issued in May 2009, and lower investment interest rates earned on invested cash balances and lower capitalized interest in the current period as compared to the same period last year. Those changes were partially offset by lower average credit facility borrowings outstanding, and lower average interest rates on credit facility borrowings, as compared to the same period last year. See Note 5 to the Consolidated Financial Statements for additional information.

Equity Investee Losses (Earnings). Equity investee losses for the three months ended September 30, 2009 were $3.2 million compared to equity investee earnings of $224,000 for the same period last year. Those amounts represent the Company’s 50% share of joint venture equity investee operating results. As further discussed in Note 2 to the Consolidated Financial Statements, MA third quarter 2008 results reflect increased merchandise sales of a popular NASCAR driver and material MA licensor who changed racing teams at the end of 2007. There were no similar changes that favorably impacted MA third quarter 2009 results. Also, MA third quarter 2009 results were negatively impacted by decreased attendance at motorsports racing events and reduced discretionary spending from recessionary conditions.

Other Expense, Net for the three months ended September 30, 2009 was $111,000 compared to $181,000 for the same period last year. The change was due to a combination of individually insignificant items.

Income Tax Provision. As further discussed in Note 2 to the Consolidated Financial Statements, the third quarter 2009 tax rate was negatively impacted by decreases in income exempt from income taxes, and was positively impacted by decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities and expected reductions in state income tax rates. Without these valuation allowances, the Company’s effective tax rate for the three months ended September 30, 2009 would have been 41.6%. The Company’s effective income tax rate for the three months ended September 30, 2008 was 37.5%. The third quarter 2008 rate reflects higher state income tax rates associated with accounting for the future income tax effect of temporary differences between financial and income taxes bases of assets and liabilities associated with NHMS.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, in the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. The operating results for all oil and gas activities have been reclassified as discontinued operations using applicable authoritative guidance.

Net Income for the three months ended September 30, 2009 was $7.9 million compared to $7.0 million for the same period last year. This change is due to the factors discussed above.

Nine Months Ended September 30, 2009 Compared To Nine Months Ended September 30, 2008

Total Revenues for the nine months ended September 30, 2009 decreased by $20.3 million, or 4.2%, from such revenues for the same period last year due to the factors discussed below.

Management believes admissions, many event related revenue categories, and other operating revenues were negatively impacted by declines in consumer and corporate spending due to the weak economic conditions and difficult consumer credit and housing markets, and by poor weather surrounding certain NASCAR racing events held at LMS and NHMS in the second quarter 2009.

Admissions for the nine months ended September 30, 2009 decreased by $12.2 million, or 8.1%, from such revenue for the same period last year. This decrease is due primarily to both lower overall admissions and lower average ticket prices from special promotions at NASCAR-sanctioned racing events held in the current period and, to a lesser degree, from lower admissions at LMS’s major NHRA racing event held in the current period as compared to its inaugural event held in the same period last year.

The overall decrease was partially offset by AMS hosting a NASCAR Sprint Cup Series racing event in the third quarter 2009 that was held in the fourth quarter 2008. The overall decrease was also offset, to a lesser degree, by hosting NASCAR Nationwide and Camping World Truck and IRL Series racing events at KS purchased in December 2008. Excluding the racing schedule changes at AMS and new racing events at KS, admissions declined by approximately 15% as compared to the same period last year.

Event Related Revenue for the nine months ended September 30, 2009 decreased by $18.7 million, or 11.5%, from such revenue for the same period last year. Current period revenues reflect lower sponsorship, luxury suite rental, onsite advertising, NASCAR ancillary rights and other revenues associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year. The decrease reflects lower food and beverage concessions, souvenir merchandising, track rental, driving school, and certain other event related revenues. The decrease also reflects, to a lesser extent, lower event related revenues associated with the IRL Series racing event held at IR as compared to the same period last year.

The overall decrease was partially offset by event related revenues from the NASCAR Sprint Cup Series racing event held at AMS in the third quarter 2009 that was held in the fourth quarter 2008, and from the NASCAR Nationwide and Camping World Truck and IRL Series racing events held at KS purchased in December 2008. Excluding the racing schedule changes at AMS and new racing events at KS, event related revenues declined by approximately 17% as compared to the same period last year.

NASCAR Broadcasting Revenue for the nine months ended September 30, 2009 increased by $18.3 million, or 14.0%, over such revenue for the same period last year. This increase is due primarily to AMS hosting a NASCAR Sprint Cup Series racing event in the third quarter 2009 that was held in the fourth quarter 2008. The increase also reflects, to a lesser degree, higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at other Company speedways as compared to the same period last year.

Other Operating Revenue for the nine months ended September 30, 2009 decreased by $7.7 million, or 22.2%, from such revenue for the same period last year. This decrease is due primarily to lower non-event souvenir merchandising and, to a lesser extent, Legends Car revenues in the current period. The overall decrease was partially offset by an increase in Oil-Chem revenues in the current period.

Direct Expense of Events for the nine months ended September 30, 2009 decreased by $6.2 million, or 6.5%, from such expense for the same period last year. This decrease reflects lower operating costs associated with NASCAR, IRL and other racing events, including cost reduction efforts, and lower admissions and event related revenues as compared to the same period last year. The decrease also reflects lower operating costs associated with the declines in event souvenir merchandising revenues and repairs and maintenance, and lower advertising and other operating costs associated with LMS’s major NHRA racing event as compared to its inaugural event held in the same period last year.

The overall decrease was partially offset by operating costs associated with the NASCAR Nationwide and Camping World Truck and IRL Series racing events held in the current period at KS purchased in December 2008, and with the NASCAR Sprint Cup Series racing event held at AMS in the third quarter 2009 that was held in the fourth quarter 2008. The overall decrease was also partially offset by additional operating costs resulting from delays and postponement of certain NASCAR racing events at LMS in the second quarter 2009 due to poor weather. Excluding the racing schedule changes at AMS and new racing events at KS, direct expense of events declined by approximately 15% as compared to the same period last year.

NASCAR Purse and Sanction Fees for the nine months ended September 30, 2009 increased by $12.4 million, or 13.6%, over such expense for the same period last year. This increase is due primarily to contracted race purse and sanctioning fees for the NASCAR Sprint Cup Series racing event held at AMS in the third quarter 2009 that was held in the fourth quarter 2008. This increase is also due to contracted race purse and sanctioning fees for the NASCAR Nationwide and Camping World Truck Series racing events held at KS purchased in December 2008, and to higher annual contractual race purses and sanctioning fees for other NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the nine months ended September 30, 2009 decreased by $7.9 million, or 27.4%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising and, to a lesser extent, Legends Car revenues in the current period. The overall decrease was partially offset by an increase in operating costs associated with higher Oil-Chem revenues in the current period.

General and Administrative Expense for the nine months ended September 30, 2009 increased by $405,000, or 0.6%, over such expense for the same period last year. This increase is due primarily to operating costs associated with KS purchased in December 2008. The increase also reflects higher property taxes as compared to the same period last year. The overall increase was partially offset by lower operating costs, including cost reduction efforts and reduced legal costs, and a combination of individually insignificant items.

Depreciation and Amortization Expense for the nine months ended September 30, 2009 increased by $3.9 million, or 10.9%, over such expense for the same period last year. This increase is due primarily to KS purchased in December 2008 and LMS’s dragway opened in September 2008.

Interest Expense, Net for the nine months ended September 30, 2009 was $31.3 million compared to $26.4 million for the same period last year. This change reflects the interest expense associated with the 2009 Senior Notes issued in May 2009, and lower investment interest rates earned on invested cash balances and lower capitalized interest in the current period as compared to the same period last year. Those changes were offset by lower average credit facility borrowings outstanding, lower average interest rates on credit facility borrowings, and lower interest expense associated with a cash flow hedge swap agreement as compared to the same period last year. See Note 5 to the Consolidated Financial Statements for additional information.

Equity Investee Losses (Earnings). Equity investee losses for the nine months ended September 30, 2009 were $62.0 million compared to equity investee earnings of $4.8 million for the same period last year. Those amounts represent the Company’s 50% share of joint venture equity investee operating results and, for the current period, include an impairment charge of approximately $55.6 million related to the Company’s equity investment in MA. The impairment charge, which was determined under applicable authoritative accounting guidance for investments in common stock and fair value investments, reduced MA’s business net assets to estimated fair value. As further discussed in Note 2 to the Consolidated Financial Statements, MA nine month 2008 results reflect increased merchandise sales of a popular NASCAR driver and material MA licensor who changed racing teams at the end of 2007. There were no similar changes that favorably impacted MA nine month 2009 results. Also, MA nine month 2009 results were negatively impacted by decreased attendance at motorsports racing events and reduced discretionary spending from recessionary conditions.

Other Expense, Net for the nine months ended September 30, 2009 was $197,000 compared to other income, net of $1.1 million for the same period last year. This change reflects recognition of a gain associated with certain SMI property, and a loss recognized on disposal of certain LVMS property and equipment, in the same period last year. No such gain or loss was recognized in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. As further discussed in Note 2 to the Consolidated Financial Statements, the 2009 interim period tax rate was negatively impacted by increases in valuation allowances against deferred tax assets associated with MA equity investee losses and decreases in income exempt from income taxes, and was positively impacted by decreases in income tax liabilities for settlements with taxing authorities and expected reductions in state income tax rates. Without these valuation allowances, the Company’s effective tax rate for the nine months ended September 30, 2009 would have been 39.7%. The Company’s effective income tax rate for the nine months ended September 30, 2008 was 39.1%. The 2008 interim period rate reflects higher state income tax rates associated with accounting for the future income tax effect of temporary differences between financial and income taxes bases of assets and liabilities associated with NHMS.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, in the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. The operating results for all oil and gas activities have been reclassified as discontinued operations using applicable authoritative guidance.

Net Income for the nine months ended September 30, 2009 was $4.9 million compared to $84.9 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the nine months ended September 30, 2009 resulted primarily from:

(1) net cash provided by operations amounting to $123.0 million;
(2) borrowings under long-term debt amounting to $296.3 million;
(3) repayments of borrowings under long-term debt amounting to $291.1 million;
(4) payments of debt issuance costs amounting to $10.8 million;
(5) payments of quarterly cash dividends amounting to $11.5 million;
(6) repurchases of common stock amounting to $9.6 million; and
(7) cash outlays for capital expenditures amounting to $37.2 million.

The Company had the following contractual obligations as of September 30, 2009 (in thousands):

	Payments Due By Period
Contractual Cash Obligations(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Current liabilities, excluding deferred race event income, accrued income taxes and deferred income taxes	$66,898	$66,898	—	—	—
Long-term debt, bank credit facility, senior notes and senior subordinated notes	692,345	1,203	$92,617	$331,802	$266,723
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	3,140	—	—	3,140	—
Interest on fixed rate debt obligations	241,163	46,338	92,675	62,046	40,104
Interest on floating rate 2009 Credit Facility debt(2)	12,456	3,285	6,570	2,601	—
NASCAR purse and sanction fees(3)	114,308	97,955	16,353	—	—
Operating leases	1,932	913	1,019	—	—
Total Contractual Cash Obligations	$1,134,836	$216,592	$209,234	$399,589	$309,421

	Commitment Expiration By Period
Other Commercial Commitments	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit	$865	$865	—	—	—
Contingent guarantee obligations	11,607	1,500	$3,000	$3,000	$4,107
Total Other Commercial Commitments	$12,472	$2,365	$3,000	$3,000	$4,107

(1)	Contractual cash obligations above exclude: (a) income taxes that may be paid in future years (cash paid for income taxes was approximately $10.3 million in the nine months ended September 30, 2009); (b) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs; (c) income tax liabilities of approximately $10.0 million as of September 30, 2009 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (d) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $37.2 million in the nine months ended September 30, 2009).
(2)	Interest payments reflected for the Company’s floating rate 2009 Credit Facility are estimated based on outstanding borrowings aggregating $90.0 million as of September 30, 2009, and average interest rates of 3.7%, which approximate the rate at amendment date. The 2009 Credit Facility is scheduled to expire in July 2012, and no estimated interest payments beyond that date are reflected.
(3)	NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contractual cash obligations include anticipated cash payments of contracted fees as currently negotiated for 2009 and 2010. Those fees typically exclude an additional 10% of broadcasting revenues retained annually by NASCAR as a component of their sanction fees which are also included in the Company’s NASCAR purse and sanction fee expense. Fees for years after 2010 have not yet been negotiated, could increase or decrease, and could change substantially should future race schedules change.

FUTURE LIQUIDITY

At September 30, 2009, the Company’s cash and cash equivalents totaled $116.4 million, short-term investments totaled $975,000, outstanding borrowings under the 2009 Credit Facility amounted to $90.0 million, and outstanding letters of credit amounted to $865,000. At September 30, 2009, the Company had availability for borrowing up to an additional $209.1 million, including up to an additional $74.1 million in letters of credit, under the 2009 Credit Facility. At September 30, 2009, net deferred tax liabilities totaled $293.7 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

The Company anticipates that cash from operations and funds available through the 2009 Credit Facility will be sufficient to meet its operating needs at least through the next twelve months, including estimated planned capital expenditures, additional repurchases of common stock, if any, income tax liabilities, payment of future declared dividends, if any, and any additional investments in or loans to its Motorsports Authentics joint venture. Based upon anticipated future growth and financing requirements, the Company may, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase its debt and equity securities, depending on liquidity, prevailing market conditions, permissibility under the 2009 Credit Facility, the Senior Subordinated Notes and the 2009 Senior Notes, and other factors as the Board of Directors, in its sole discretion, may consider relevant. The 2009 Credit Facility, the Senior Subordinated Notes and the 2009 Senior Notes agreements do not restrict the ability of the Company’s subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. While management expects to continue to generate positive cash flows from the Company’s existing speedway operations, and has generally experienced improvement in its financial condition, liquidity and credit availability, additional liquidity and other resources could be needed to fund continued growth, including the continued expansion and improvement of the Company’s speedways, other facilities and ancillary businesses.

As further described in “General Factors and Current Operating Trends” above, various economic and geopolitical factors may continue to dampen consumer and corporate spending resulting in a negative impact on the Company’s motorsports and non-motorsports activities and future revenues, profitability and cash flows. As further described below in “Capital Expenditures” and Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K, the Company plans to continue making significant renovations and improvements to KS, as well as other capital expenditures involving NHMS and other speedway facilities, in 2009 and future years. The planned improvements will likely involve material capital expenditures over several years in amounts that have not yet been determined. The purchases of NHMS and KS significantly increased the Company’s outstanding indebtedness and leverage, and current or future capital spending plans could further significantly increase future outstanding debt, resulting in an adverse effect on the Company’s financial health and profitability.

As further described below, the Company completed a private placement of 8 3/4% Senior Notes in aggregate principal of $275.0 million in May 2009, and amended and restated its long-term, senior secured revolving 2009 Credit Facility in July 2009. The Company’s operating results have benefited from relatively low interest rates on its existing Credit Facility. The new 2009 Senior Notes increased the Company’s indebtedness levels and leverage, and the amended and restated 2009 Credit Facility contains higher adjustable interest rate tiers. Higher future interest costs could have a significant adverse impact on the Company’s future financial condition, operating results and cash flows. Also, the increased indebtedness levels and leverage, along with difficult economic and credit market conditions, could make compliance with restrictive financial and other loan covenants more difficult. See Item 1A “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K for additional risk factors related to the Company’s indebtedness.

New Senior Notes—In May 2009, the Company completed a private placement of its 8 3/4% 2009 Senior Notes in aggregate principal amount of $275.0 million. These 2009 Senior Notes were issued at 96.8% of par value, and net proceeds, after commissions and fees, approximated $261.0 million. Net offering proceeds were used to reduce outstanding borrowings under the Company’s Credit Facility described below. On October 19, 2009, the Company commenced an offer to exchange these notes for substantially identical notes registered under the Securities Act, which is expected to close in November 2009. The Company’s management, including the Board of Directors, believes the notes offering, combined with amendment and restatement of the Credit Facility as described below, provides the Company additional financial and operational flexibility. The 2009 Senior Notes mature in 2016 and interest payments are due semi-annually on June 1 and December 1, commencing December 1, 2009. The Company may redeem some or all of the 2009 Senior Notes on or after June 1, 2013 at annually declining redemption premiums, and up to 35% of the 2009 Senior Notes on or before June 1, 2012 with proceeds from certain equity offerings at a redemption premium. In the event of a change of control, the Company must offer to repurchase the 2009 Senior Notes at 101% of par value plus accrued and unpaid interest. See Note 5 to the Consolidated Financial Statements for additional information.

Bank Credit Facility Amendment and Restatement—On July 14, 2009, the Company amended and restated its long-term, senior secured revolving Credit Facility with a syndicate of banks led by Bank of America, N.A. as administrative agent and lender. Borrowings under the amended and restated 2009 Credit Facility can be used to refinance existing Company indebtedness, and for working capital, capital expenditures, permitted investments, acquiring additional motor speedways and related businesses, and other corporate purposes, subject to specified limitations. As further discussed above, proceeds from the 2009 Senior Notes offering were used to reduce outstanding Credit Facility borrowings by $261.0 million.

The 2009 Credit Facility as amended and restated: (i) provides for aggregate borrowings of up to $300.0 million, including separate sub-limits of $10.0 million for borrowings under 15-day swing line loans and $75.0 million for letters of credit; (ii) includes an “accordion” feature that provides for additional borrowings of up to $150.0 million subject to meeting specified conditions; (iii) matures in July 2012; (iv) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million, increasing up to $75.0 million subject to maintaining certain financial covenants; (v) limits annual capital expenditures to $80.0 million; (vi) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vii) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the 2009 Credit Facility term.

Loans under the 2009 Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 2.50% to 3.75% or the greater of Bank of America’s prime rate, the Federal Funds rate plus 0.5% or the Eurodollar rate plus 1.0%, plus 1.5% to 2.75%. The 2009 Credit Facility also contains a commitment fee ranging from 0.35% to 0.60% of unused amounts available for borrowing. The margins applicable to LIBOR borrowings and the commitment fee are adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

The 2009 Credit Facility contains a number of affirmative and negative financial covenants, including requiring the Company to maintain certain ratios of funded debt to EBITDA, senior debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, disposition of property, entering into new lines of business and incurring other debt. Indebtedness under the 2009 Credit Facility is guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries (the Guarantors), and is secured by a pledge of all capital stock and limited liability company interests of the Guarantors. See Note 5 to the Consolidated Financial Statements for additional information.

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

The Indentures governing the Senior Subordinated Notes and the 2009 Senior Notes (the Senior Notes Indentures), among other things, restrict the Company’s ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with affiliates; merge or consolidate; sell equity interests of subsidiaries; and sell, assign, transfer, lease, convey, or dispose of assets. The

Senior Subordinated Notes Indenture and the 2009 Senior Notes Indenture permit dividend payments each year of up to approximately $0.40 and $0.48 per share of common stock, respectively, increasable subject to meeting certain financial covenants. The Senior Notes Indentures and the 2009 Credit Facility agreement contain cross-default provisions. See Note 5 to the Consolidated Financial Statements for additional information.

The Company was in compliance with all applicable covenants under the 2009 Credit Facility, Senior Subordinated Notes and 2009 Senior Notes as of September 30, 2009.

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

Future changes in race schedules would impact broadcasting revenues. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR may continue. The current eight-year television broadcasting agreement with various television networks was negotiated and contracted by NASCAR, and the Company is not a party to the agreement. The Company’s share of these television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis for each NASCAR-sanctioned racing event scheduled to be held by the Company in the upcoming season (year). Under these annual agreements, the Company is obligated to conduct the event in the manner stipulated under the terms and conditions of the respective sanctioning agreements.

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 3.0 million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the 2009 Credit Facility, Senior Subordinated Notes and 2009 Senior Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During the nine months ended September 30, 2009, the Company repurchased 695,000 shares of common stock for approximately $9.6 million. As of September 30, 2009, the Company could repurchase up to an additional 547,000 shares under the current authorization.

CAPITAL EXPENDITURES

Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At September 30, 2009, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at its speedways. In 2009, LMS and TMS removed approximately 10,000 and 22,000 low demand superspeedway seats, respectively, and completed construction of high-end exclusive RV parking and campground areas, featuring upscale amenities and outstanding views of the entire superspeedways. Similar to prior years, the Company continues to modernize concessions, hospitality areas, camping, restrooms and other fan amenities at several of its speedways. The Company also continues to improve and expand onsite roads and available parking, and reconfigure traffic patterns and entrances to ease congestion and improve traffic flow at its speedways. In future periods, the Company may make other various improvements and renovations at LMS and NHMS, each of which may involve material capital expenditures over several years in amounts that have not yet been determined.

Kentucky state lawmakers passed legislation that provides tax incentives for certain qualifying capital projects that would facilitate expansion and improvement of KS facilities within the next few years. Under such legislation, qualifying projects must conduct events that are in the “top” league, series or sanctioned level of their type of event, as defined, have not been previously held in Kentucky, provide permanent seating for 65,000 spectators and be broadcast nationally, among other terms and conditions. Depending on the amounts and limits of passed tax incentives, the Company is contemplating significantly expanding permanent seating at KS, and has begun reconfiguring and expanding onsite roads, available parking, traffic patterns and entrances, and modernizing and expanding concessions, camping, restrooms and other speedway facilities. The contemplated expansion and improvements will involve material capital expenditures over several years in amounts that have not yet been determined.

As further described in Note 1 to the Consolidated Financial Statements, the Company has a contingent obligation for additional KS purchase consideration of $7.5 million, payable in 60 monthly installments of $125,000 upon satisfaction of both of the following conditions: (i) Kentucky state lawmakers successfully passing the previously described legislation and (ii) the Company must conduct a NASCAR-sanctioned Sprint Cup Series racing event at KS. The previous owners of KS are involved in litigation with NASCAR and ISC over NASCAR’s decision to not sanction a new Sprint Cup Series race at KS. NASCAR has informed the Company that NASCAR does not intend to allow realignment of a Sprint Cup Series race to KS until the KS litigation is resolved. Because the Company is not a party to this litigation, management is unable to predict at this time when or how this litigation will be resolved. As such, management is unable to determine if or when both conditions may be satisfied that result in payment of the contingent obligation. The Company intends to fund such contingent obligation, if it becomes payable, with available cash and cash investments.

At this time, aggregate payment for capital expenditures in 2009 is estimated to approximate $40.0 to $50.0 million. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under the 2009 Credit Facility as needed. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

DIVIDENDS

Any decision concerning the payment of quarterly or annual common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, applicable limitations under the 2009 Credit Facility, Senior Subordinated Notes and 2009 Senior Notes, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 5 to the Consolidated Financial Statements, the 2009 Credit Facility allows aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million each year, increasable up to $150.0 million, subject to maintaining certain financial covenants. The Senior Subordinated Notes Indenture and the 2009 Senior Notes Indenture permit dividend payments each year of up to approximately $0.40 and $0.48 per share of common stock, respectively, increasable subject to meeting certain financial covenants.

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

On October 21, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share of common stock aggregating approximately $3.8 million payable on December 11, 2009 to shareholders of record as of November 20, 2009. This quarterly cash dividend will be paid using available cash and cash equivalents. The Company plans to continue evaluating whether to pay cash dividends on a quarterly basis, subject to the limitations and considerations described in this section.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the 2009 Credit Facility provides for a separate sub-limit for letters of credit of up to $75.0 million for use in the Company’s business transactions. As of September 30, 2009, the Company had aggregate outstanding letters of credit of $865,000, and contingent guarantee obligations associated with an equity investment that are limited to $11.6 million, decrease annually, and expire through 2015 based on specified terms and conditions. At this time, management believes the fair value of this guarantee is presently insignificant.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—The Company’s financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable, the 2009 Credit Facility, and an interest rate swap agreement. See Note 2 to the Consolidated Financial Statements for additional information on the Company’s financial instruments and fair value information. A change in interest rates of one percent on floating rate notes receivable and debt balances outstanding at September 30, 2009, excluding the interest rate swap, would cause an approximate change in annual interest income of $36,000 and annual interest expense of $900,000. Interest rate swap values are affected by various market factors, including interest rate changes, which have a corresponding effect on interest expense.

As further discussed in Note 5 to the Consolidated Financial Statements, the Company completed a private placement of 8 3/4% senior notes in aggregate principal amount of $275.0 million in May 2009. These 2009 Senior Notes were issued at 96.8% of par value and net offering proceeds were used to reduce outstanding borrowings under the Company’s Credit Facility. The Company filed a registration statement to exchange these notes for substantially identical notes registered under the Securities Act, and expects to close the exchange offer in November 2009. On July 14, 2009, the Credit Facility was amended and restated which, among other things: (i) allows for aggregate borrowings of up to $300.0 million, reduced from $500.0 million; (ii) includes an “accordion” feature providing for additional borrowings of up to $150.0 million subject to meeting specified conditions; and (iii) increased periodically adjustable interest rates.

As discussed in Note 5 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction related to variable rate debt obligations. The swap has a principal notional amount of $9.4 million, provides for quarterly settlement and expires corresponding with the debt term. At September 30, 2009 and December 31, 2008, the Company has reflected a derivative liability for this swap of $126,000 and $451,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of September 30, 2009 and December 31, 2008 (in thousands):

	Carrying Value		Fair Value		Maturity Dates
	2009	2008	2009	2008

Floating rate notes receivable(1)	$3,620	$3,910	$3,620	$3,910	Due on demand
Floating rate revolving credit facility(2)	90,000	350,000	90,000	350,000	July 2012
6 3/4% Senior subordinated notes payable	330,000	330,000	323,400	237,600	September 2013
8 3/4% Senior notes payable(3)	266,724	—	290,813	—	September 2016

(1)	Notes receivable bear interest based at 1% over prime.
(2)	The weighted average interest rate on borrowings under the Company’s credit facility in the nine months ended September 30, 2009 and 2008 was 3.7% and 4.5%.
(3)	Carrying value at September 30, 2009 is reflected net of debt issuance discount of $8.3 million.

Equity Price Risk—The Company has marketable equity securities, all classified as “available for sale”, which are included in other noncurrent assets. These investments are subject to price risk, which we attempt to minimize generally through portfolio diversification. The carrying value of marketable equity securities amounted to $33,000 and $14,000 at September 30, 2009 and December 31, 2008.

Other Market Risk—As described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding standby letters of credit of $865,000 as of September 30, 2009. As described in “Off-Balance Sheet Arrangements” above, the Company also had contingent guarantee obligations of $11.6 million as of September 30, 2009.

As described in Note 2 to the Consolidated Financial Statements, as of September 30, 2009 and December 31, 2008, the Company had short-term investments in liquid marketable mutual fund securities and auction rate securities held in large, qualified financial institutional investment accounts that are classified as “trading” securities and carried at fair value. As of December 31, 2008, the Company had marketable securities investments of approximately $2.0 million in the Columbia Strategic Asset Mutual Fund of Bank of America based on its estimated fair market value of 82.7% of par. The Company has since received fund distributions that eliminated this investment as of September 30, 2009 with no significant additional realized loss. As of September 30, 2009 and December 31, 2008, the Company has approximately $975,000 and $1.0 million invested in auction rate securities which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

As of and during the nine months ended September 30, 2009, there have been no other significant changes in the Company’s interest rate risk, equity price risk or other market risk.

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

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting in the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At September 30, 2009, our $14.9 million investment in Motorsports Authentics (our 50% owned joint venture) is material and our share of future associated profits or losses may or may not be significant. Our carrying value for our MA equity investment was significantly reduced as of June 30, 2009 by an impairment charge of $55.6 million (with no net income tax benefit). The charge reduced our equity investment carrying value to its estimated fair value as of June 30, 2009. Additional information on our impairment analysis is described in Note 2 to the Consolidated Financial Statements “Joint Venture Equity Investment and Equity Investee Earnings or Losses” and is not repeated here. The Company’s management believes the June 30, 2009 valuation remains the best available estimate of MA’s fair value as of September 30, 2009. MA management is performing an impairment evaluation of long-lived assets, including intangible assets, for possible impairment which is expected to be completed within MA’s fourth fiscal quarter ended November 30, 2009.

MA continues to have a material amount of inventory, goodwill and other intangible assets. The management of MA periodically assesses the realization of inventories, including the sufficiency of lower cost or market provisions based on, among other factors, current inventory levels, assumptions about current and future demand, market conditions and trends that might adversely impact exposure to excess product levels and realization. Lower revenues, reduced profitability and increased exposure to excess product levels could result in impairment of MA’s inventory. The following operating factors, among others, significantly impact MA’s revenues and profitability: (1) economic conditions and consumer and corporate spending sentiment and trends; (2) the success of motorsports, the popularity of its licensed drivers and teams and the magnitude and timing of its licensed driver and team changes, particularly for NASCAR’s Sprint Cup Series; (3) increased competition for products sold under non-exclusive MA licenses, expanded licensing by licensors to competitors selling products similar to those under non-exclusive MA licenses and nonrenewal of exclusive or non-exclusive MA licenses upon expiration; and (4) deterioration in customer relationships and other competition for MA products. MA’s ability to compete successfully and profitably depends on a number of factors both within and outside management’s control. Should MA inventory or long-lived assets become impaired beyond the reduced estimated fair values reflected by us as of September 30, 2009, resulting in a material impairment charge, we would be required to record our 50% share. Should the fair value of our equity investment in MA further decline below its carrying value, and such decline was other than temporary, we would be required to record an additional impairment charge to reduce the carrying value to fair value. Different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of impairment evaluations. Any such impairment charges could have a material adverse effect on our future financial condition or results of operations. Our analysis is subjective and based on assumptions, conditions and trends existing at the time of evaluation.

MA continues to face significant operating challenges. MA is attempting to renegotiate license agreements with essentially all present significant licensors of NASCAR merchandising on terms that allow MA reasonable future opportunities to operate profitably, and could be found in default under certain license agreements for nonpayment of unearned royalties within stipulated cure periods. MA is attempting to obtain extensions from licensors where cure periods, including any subsequent extensions, have lapsed or are near termination. MA has not decided whether or when such payments, full or partial, may resume. Upon default, a material amount of guaranteed royalty payments under several license agreements could be asserted by the licensors as immediately due. Certain licensors have not granted extended cure periods, although no licensor has yet terminated their license agreement. Should such negotiations not be successful, should MA management decide to allow license defaults to remain uncured, or should licensors not grant extended cure periods and exercise their rights under the agreements, MA’s business and its ability to continue operating could be severely impacted. MA is exploring other business strategies to turn its business around. If such efforts are not sufficient or timely, MA could ultimately pursue bankruptcy.

As further described in Note 5, the Company filed a registration statement in October 2009 to exchange its 2009 Senior Notes for substantially identical notes registered under the Securities Act. In connection with that registration, MA’s historical consolidated financial statements for each of the three years ended November 30, 2008, 2007 and 2006 were updated for these subsequent events, as well as including an explanatory paragraph in the Report of Independent Registered Public Accounting Firm on such financial statements disclosing that MA is in technical default of certain of its license agreements that are material to the viability of the business, which raises substantial doubt about MA’s ability to continue as a going concern. This amended audit opinion resulted in non-compliance with one affirmative covenant under MA’s credit and security agreement. The Company has been informed that MA’s lender will not take restrictive action with regards to this technical default and will allow MA to continue to operate under the credit and security agreement while monitoring their situation.

The Company could increase its investment in MA, in the form of additional equity contributions or loans, in amounts that could be material. The Company could be required to fund part or all of associated contingent guarantee obligations of up to approximately $11.6 million should MA have insufficient future financial resources and such obligations remain due. Should MA’s license renegotiations and other strategic efforts be insufficient, the Company could be required to record an impairment charge of up approximately $14.9 million for its carrying value of MA at that time, any Company additional investments in MA, and up to approximately $11.6 million related to the contingent guarantee obligations, if funding was required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the nine months ended September 30, 2009.

In April 2005, the Company’s Board of Directors approved, and the Company publically announced, a stock repurchase program authorizing the repurchase of up to one million shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the 2009 Credit Facility, Senior Subordinated Notes and 2009 Senior Notes (see Note 5 to the Consolidated Financial Statements), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In February 2007, the Company’s Board of Directors increased the authorized total number of shares that can be repurchased under this program from one million to two million shares. In December 2008, the Company’s Board of Directors increased the repurchase authorization up to a total of three million shares. The program currently has no scheduled expiration date.

As set forth in the table below, the Company repurchased 695,000 shares of common stock in the open market for approximately $9.6 million in the nine months ended September 30, 2009.

	Issuer Purchases of Equity Securities under Authorized Program as of September 30, 2009
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	52,000	$16.25	52,000	1,190,000
February 2009	125,000	13.33	125,000	1,065,000
March 2009	137,000	10.75	137,000	928,000
First Quarter 2009	314,000	12.69	314,000	928,000
April 2009	63,000	12.97	63,000	865,000
May 2009	60,000	16.11	60,000	805,000
June 2009	66,000	15.33	66,000	739,000
Second Quarter 2009	189,000	14.79	189,000	739,000
July 2009	66,000	14.39	66,000	673,000
August 2009	63,000	15.54	63,000	610,000
September 2009	63,000	14.89	63,000	547,000
Third Quarter 2009	192,000	14.93	192,000	547,000
Total 2009	695,000	$13.88	695,000	547,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description
10.1	Amended and Restated Credit Agreement dated as of July 14, 2009 by and among SMI and Speedway Funding, LLC, as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including Bank of America, N.A., as agent for the lenders and a lender (the “2009 Credit Agreement”) (incorporated by reference to Exhibit 10.45 to SMI’s Registration Statement on Form S-4, filed on August 7, 2009 (Registration No. 333-161176)).

10.2	Pledge Agreement dated July 14, 2009 by and among SMI and the subsidiaries of SMI that are guarantors under the 2009 Credit Agreement, as pledgors, and Bank of America, N.A., as agent for the lenders and a lender under the 2009 Credit Agreement (incorporated by reference to Exhibit 10.46 to SMI’s Registration Statement on Form S-4, filed on August 7, 2009 (Registration No. 333-161176)).

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.
(Registrant)

Date: November 4, 2009	By:	/S/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2009	By:	/S/ WILLIAM R. BROOKS
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)