Form 10-K
period 2009-12-31
SPEEDWAY MOTORSPORTS INC
filed 2010-03-12
CIK 934648

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☐ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $186,813,955 based upon the closing sales price of the registrant’s common stock on June 30, 2009 of $13.76 per share. At March 1, 2010, 42,160,537 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2010 are incorporated by reference into Part III of this report.

Speedway Motorsports, Inc. Annual Report on Form 10-K
1

The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes, appearing later in this report. This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, and “Controls and Procedures”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2010 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, sponsorships, financing needs and costs, merchandising joint ventures, discontinued oil and gas activities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in this Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available to the Company as of the date filed, and the Company assumes no obligation to update any such forward-looking information contained in this report.

The Company’s website is located at www.speedwaymotorsports.com. The Company makes available free of charge, through its website, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act. These reports are available as soon as reasonably practicable after those materials are electronically filed with the SEC. The Company’s SEC filings are publicly available at the SEC’s website at www.sec.gov. You may also read and copy any document the Company files with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, DC 20549. You can also obtain copies of the documents at prescribed rates by writing to the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may obtain information on the Public Reference Room operations by calling the SEC at 1-800-SEC-0330. The Company posts on its website the charters of the Company’s Audit, Compensation and Nominating/Corporate Governance Committees; Corporate Governance Guidelines, Code of Business Conduct and Ethics, and any amendments or waivers thereto; and certain corporate governance materials stipulated by SEC or New York Stock Exchange (NYSE) regulations. Please note that the Company’s website is provided as an inactive textual reference only. Information provided on the Company’s website is not part of this report, and is not incorporated by reference unless otherwise specifically referenced as such in this report. The documents are also available in print, free of charge, to any requesting shareholder by contacting the Company’s corporate secretary at its company offices.

Speedway Motorsports, Inc. Annual Report on Form 10-K
2

PART I

ITEM 1. BUSINESS

Speedway Motorsports, Inc. (the “Company”, “SMI”, “we”, “us”, and “our”) is a leading promoter, marketer and sponsor of motorsports activities in the United States. We own and operate, through our subsidiaries, Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Charlotte Motor Speedway (formerly known as Lowe’s Motor Speedway) (“CMS”), Infineon Raceway (formerly known as Sears Point Raceway) (“IR”), Kentucky Speedway (“Kentucky”), Las Vegas Motor Speedway (“LVMS”), New Hampshire Motor Speedway (“NHMS”) and Texas Motor Speedway (“TMS”). We also provide souvenir merchandising services, and food, beverage and hospitality catering services through our SMI Properties subsidiaries; provide radio programming, production and distribution through our Performance Racing Network (“PRN”) subsidiary; develop electronic media promotional programming and distribute wholesale and retail racing and other sports-related souvenir merchandise and apparel through The Source International (“TSI”) subsidiary; and manufacture and distribute smaller-scale, modified racing cars and parts through our US Legend Cars International subsidiary (formerly known as 600 Racing) (“US Legend Cars”). Our equally-owned joint venture with International Speedway Corporation (“ISC”), Motorsports Authentics (“MA”), produces, markets and sells motorsports licensed merchandise. We own eight first-class racing facilities in four of the top ten media markets in the United States. References to “our” or “eight” speedways in historical information exclude North Wilkesboro Speedway, Inc. (“NWS”), which we also own and presently has no significant operations. SMI was incorporated in the State of Delaware in 1994.

In 2008, the National Association for Stock Car Auto Racing, Inc. (“NASCAR”) sanctioned NEXTEL Cup Series was renamed the Sprint Cup Series, and the Busch Series was renamed the Nationwide Series. In 2009, the NASCAR sanctioned Craftsman Truck Series was renamed the Camping World Truck Series. Hereafter, the Sprint, Nationwide and Camping World Truck naming conventions are used throughout this document.

We currently plan to promote the following racing events in 2010:

•	thirteen NASCAR-sanctioned Sprint Cup Series (“Sprint Cup”) stock car racing events

•	ten NASCAR-sanctioned Nationwide Series (“Nationwide”) racing events

•	eight NASCAR-sanctioned Camping World Truck Series racing events

•	three NASCAR-sanctioned K&N Pro Series racing events

•	three Indy Racing League (“IRL”) IndyCar Series racing events

•	six major National Hot Rod Association (“NHRA”) racing events

•	three World of Outlaws (“WOO”) racing events

•	one ARCA Racing Series (“ARCA”) racing event

•	several other races and events

RECENT DEVELOPMENTS

Listed below are certain developments that have affected or may continue to affect our business. These developments are further discussed in the indicated sections, and elsewhere, within this report:

•

Ongoing uncertainty regarding weak economic conditions and tightened credit and financial markets (discussed in Item 1A “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Near-term Operating Factors”)

•	Motorsports Authentics merchandising joint venture, 2009 impairment and future equity method accounting (discussed in Item 1A “Risk Factors” and Note 2 to the Consolidated Financial Statements)

•

In 2009, issuance of 8 3/4% Senior Notes due 2016 in aggregate principal of $275.0 million and Credit Facility amendment and restatement (discussed in Item 1A “Risk Factors” and Note 6 to the Consolidated Financial Statements)

•	Discontinued oil and gas operations (discussed in Item 1A “Risk Factors” and Note 15 to the Consolidated Financial Statements)

•	Approval of additional repurchases of common stock (discussed in “Liquidity and Capital Resources, Future Liquidity – Stock Repurchase Program”)

Speedway Motorsports, Inc. Annual Report on Form 10-K
3

GENERAL OVERVIEW

Our speedways are strategically positioned in eight premier markets in the United States, including four of the top ten media markets. We have one of the largest total permanent speedway seating capacities, with the highest average number of seats per facility, in the motorsports industry. At December 31, 2009, our total permanent seating capacity of approximately 885,000, with

846 luxury suites, was located at the following facilities:

Speedway	Location	Approx Acreage	Length of Primary Speedway (miles)	Luxury Suites(1)	Permanent Seating(2)		Media Market and Ranking
Atlanta Motor Speedway	Hampton, GA	820	1.5	123	101,000		Atlanta – 8
Bristol Motor Speedway	Bristol, TN	670	0.5	196	158,000		Tri-Cities – 93
Charlotte Motor Speedway	Concord, NC	1,310	1.5	113	146,000		Charlotte – 24
Infineon Raceway	Sonoma, CA	1,600	2.5	27	47,000	(3)	San Francisco – 6
Kentucky Speedway	Sparta, KY	820	1.5	53	69,000		Cincinnati – 33
Las Vegas Motor Speedway	Las Vegas, NV	1,030	1.5	102	131,000		Las Vegas – 42
New Hampshire Motor Speedway	Loudon, NH	1,180	1.1	38	96,000		Boston – 7
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194	137,000		Dallas-Fort Worth – 5
				846	885,000

(1)	Excluding dragway and dirt track suites.
(2)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(3)	IR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course.

We also provide products and services related to motorsports, including (i) radio motorsports programming, production and distribution, (ii) food, beverage and hospitality catering services (through a third-party concessionaire), (iii) electronic media promotional programming, (iv) wholesale and retail racing and other sports-related souvenir merchandise and apparel, and (v) smaller-scale, modified racing cars and parts.

We derive revenues principally from the following activities:

•	sales of tickets to motorsports races and other events held at our speedways

•	licensing of network television, cable television and radio rights to broadcast such events

•	sales of sponsorships, facility naming rights and promotions to companies that desire to advertise or sell their products or services surrounding our events

•	commissions earned on sales of food, beverages and hospitality catering

•	event sales and commissions from souvenir motorsports merchandise

•	rental of luxury suites during events and other track facilities

In 2009, we derived approximately 84% of our total revenues from NASCAR-sanctioned events. We also derived revenue from IRL, NHRA, WOO, ARCA and other racing series events, from TSI and certain SMI Properties non-event merchandising operations, US Legend Cars, The Speedway Clubs at CMS and TMS, Oil-Chem, and Racing Country USA. See Note 1 to the Consolidated Financial Statements for additional information on these businesses and activities.

Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements – Broadcasting revenues continue to be a significant long-term revenue source for the Company’s core business. A substantial portion of the Company’s profit in recent years has resulted from a significant increase in television revenues received from NASCAR contracts with various television networks. NASCAR ratings can impact attendance at Company events and sponsorship opportunities. The former six-year NASCAR domestic television broadcast rights agreements with NBC Sports, Turner Sports, FOX and FX expired after 2006, and were replaced with combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. NASCAR announced that these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. This eight-year NASCAR broadcasting rights agreement provides the Company with increases in annual contracted revenues through 2014 aver -

Speedway Motorsports, Inc. Annual Report on Form 10-K
4

aging 3% per year. The Company’s 2009 NASCAR broadcasting revenues totaled approximately $174 million and, based on the current race schedule, these contracted revenues for 2010 are expected to be approximately $179 million. Management believes this long-term contracted revenue source helps significantly solidify the Company’s financial strength and stabilize earnings and cash flows.

In 2001, an ancillary rights package for NASCAR.com, NASCAR Radio, international and other broadcasting, NASCAR Images, SportsVision, FanScan, specialty pay-per-view telecasts, and other media content distribution was reached with us, NASCAR and others in the motorsports industry. NASCAR has announced industry-wide total ancillary rights fees are estimated to approximate

$245 million over a 12-year period, which ends in 2013. Management also believes these contracts have long-term strategic benefits. For instance, cable broadcasters can support a higher investment through subscriber fees not available to networks, which is resulting in increased rights fees for sports properties. NASCAR’s decision to retain approximately two-thirds of its event schedule on network television is believed to be important to the sport’s future growth. The retention of both cable and network broadcasters should continue to drive increased fan and media awareness for all three NASCAR racing series which should help increase long-term attendance and corporate marketing appeal. Management believes ESPN’s involvement should result in the Nationwide Series benefiting from the improved continuity of its season-long presence on ESPN, and motorsports in general should benefit from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to that ESPN provides with the other major sports. Management believes these long-term contracted revenue sources help solidify the Company’s financial strength and stabilize earnings and cash flows.

Our Long-term, Multi-year Contracted Revenues Are Significant – Much of our total revenue is generated under long-term contracts. We are in the fourth year of the eight-year NASCAR television broadcast agreement and our contracted revenues for 2010 should approximate $179 million. Many of our contracts are for multiple years, which also help provide revenue and other financial stability. We believe the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. For example, many of our NASCAR Sprint Cup, Nationwide and Camping World Truck event sponsorships for the 2010 racing season, and for years beyond 2010, are already sold. We believe the substantial amount of total revenue generated under our long-term contracts, such as those described above, helps stabilize the Company’s financial resilience and profitability during difficult recessionary economic conditions.

INDUSTRY OVERVIEW

NASCAR’s Sprint Cup Series is currently the most popular form of motorsports in the United States. NASCAR races are the second highest rated regular season televised sport and are broadcast weekly in more than 20 languages and 150 countries around the world. NASCAR events included more of the top 20 highest attended sporting events in 2009 in the United States than any other sport, and often draw larger crowds than a Super Bowl, a NBA Finals game, and a World Series game combined, making it the No. 1 spectator sport. The NASCAR racing season runs for 10 months, visiting 23 states across the country, and attracts an average of more than 100,000 attendees at each Sprint Cup Series racing event. Races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience. In 2009, NASCAR sanctioned 98 Sprint Cup, Nationwide and Camping World Truck Series races, including the “Chase for the Championship”, a ten race “playoff” to determine the NASCAR Sprint Cup Champion.

Corporate interest in the sport has been significantly driven by the attractive demographics of stock car and other motorsports racing fans. Of those respondents indicating they were NASCAR fans in a recent ESPN Sports Poll, 46% were between the ages of 18 and 44, 45% earned over $50,000 annually, 39% have children under the age of 18, and 40% were female, all of which are within 2% of the general population. Additionally, according to Scarborough Research, one out of five NASCAR fans is a minority with Hispanics and African-Americans making up 8% and 9%, respectively, of the NASCAR fan base. In addition, brand loyalty (as measured by fan usage of sponsors’ products) is the highest of any nationally televised major league sport, and NASCAR fans are believed to be three times as likely to purchase NASCAR sponsors’ products and services than non-fans.

In 2009, the NASCAR Sprint Cup Series continued its position as the number two sport on television, and the NASCAR Nationwide Series was the second, and the NASCAR Camping World Truck Series was the third, highest rated motorsports series on television. The 2010 season marks the fourth year of NASCAR’s domestic television rights agreement with FOX, TNT, ABC and ESPN. We believe the television broadcasting agreement provides substantial opportunities for further increasing the popularity of NASCAR racing through exposure to a wide demographic audience. We believe the NASCAR broadcasting rights packages are

Speedway Motorsports, Inc. Annual Report on Form 10-K
5

significantly increasing media intensity, while expanding sponsorship, merchandising and other marketing opportunities. We also believe the ancillary rights package for internet, specialty pay-per-view, foreign distribution and other international television broadcasting media provides substantial opportunities for intensifying corporate and fan interest and creating increased demand for NASCAR racing and related merchandising in foreign, e-commerce and other untapped markets.

In 2007, NASCAR introduced the “Car of Tomorrow” at Bristol Motor Speedway. The Car of Tomorrow, under development by NASCAR for several years, was designed with the following primary objectives: driver safety, improved performance and competition, and more efficient cost management for teams. NASCAR continues to refine the Sprint Cup Series championship points format which determines competitors’ eligibility for the Chase for the Championship. These changes, which give additional points and benefits for winning races, are intended to make racing more competitive during the entire season.

In 2010 and future seasons, NASCAR has made, and will likely continue making, refinements to racing rules, technical changes and other adjustments as a sanctioning body to enhance on-track racing competition and excitement and generate additional fan interest. Such refinements include the recently reintroduced “double-file restarts”, changing from rear wings to spoilers on certain “Car of Tomorrow” models, and introducing a new redesigned race car for the Nationwide Series. Also, the introduction of female race drivers, such as Danica Patrick into the Nationwide Series, is expected to generate substantial media interest and focus, and represents one of the many sizeable and largely untapped demographics in NASCAR racing. We believe these, as well as other ongoing industry developments, are favorable, long-term industry changes that provide us with many new marketing and future growth opportunities.

All NASCAR Sprint Cup, Nationwide, Camping World Truck, IRL, and major NHRA events, as well as other events promoted by us are currently televised nationally. Many Fortune 500 companies choose NASCAR-sanctioned events as part of a marketing strategy, and we believe significant sponsorship opportunities exist. Sponsors are involved in all aspects of the industry through direct sponsorship of racing teams, official status designations and event entitlement rights. Our sponsors include several Fortune 500 companies, which can change from time to time. We believe broadcast television and cable ratings show strong spectator interest and corporate marketing appeal. We believe the increasing media coverage, and its expanding influence, along with enhanced on-track competition, will also drive fans to our speedways and generate further corporate marketing and other merchandising opportunities.

The attractiveness of the expanding demographics surrounding motorsports, and SMI’s first-class facilities in premier geographic markets, is illustrated by our history of large numbers of longer-term sponsorship partners and commitments. Those factors, along with the high media intensity, are expected to drive increases in the long-term value of sponsorship and other marketing rights. These long-term agreements, and other long-term sponsorship contracts, illustrate the broad spectrum of major national corporate sponsorship interest, and the long-term confidence and marketing value being placed in our leading-edge facilities in premium markets.

Widely recognized liquor distillers such as Diageo, branches of the military such as the National Guard, and various wine companies have been financially involved and sponsors in NASCAR racing. We believe this is another positive indication of the wide marketing appeal of NASCAR motorsports, providing substantial marketing opportunities for us and NASCAR. These, and dynamics such as Toyota entering NASCAR racing, the untapped potential of expanding demographics, motorsports merchandising opportunities, and the prospects for ongoing improvements in the format of NASCAR racing, provide us with many opportunities for future growth.

Certain NASCAR Sprint Cup and Nationwide race team owners, including certain multi-car ownership teams, have announced that, at this time, they have not yet secured adequate sponsorship funding for the entire 2010 racing season. It is believed the ongoing difficult economic and market conditions are resulting in delayed decisions on or against race team sponsorship by certain current and potential new sponsors. Without adequate sponsorship funding, some team owners could decide not to operate, participate in fewer races, or operate fewer racecars in 2010 or future years. The number of racing competitors, particularly popular drivers, affect on-track competition and the appeal of racing. New or changed racing teams could be formed with drivers that generate less fan interest or race less competitively. These and other factors can affect attendance at NASCAR Sprint Cup and Nationwide Series racing events, as well as corporate marketing interest, which can significantly impact our operating results.

Speedway Motorsports, Inc. Annual Report on Form 10-K
6

OPERATING STRATEGY

Our operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at modern facilities, which serves to enhance customer loyalty, and to market and distribute racing and other sports-related souvenir, apparel and other merchandise. We market our scheduled events throughout the year both regionally and nationally using extensive and innovative marketing activities. We believe our objectives of growing revenues and profitability can be achieved by increasing attendance, broadcasting, sponsorship and other revenues at existing facilities, and by expanding our promotional and marketing expertise to take advantage of opportunities in attractive existing and new markets. In particular, we are concentrating on further developing long-term contracted revenue streams, which are less susceptible to weather and economic conditions. The key components of this strategy are described below.

Commitment to Quality and Customer Satisfaction, and Expansion and Improvement of Existing Facilities – Since the 1970’s, we have embarked upon a series of capital improvements to continually improve the race experience enjoyed by our fans, sponsors, team owners and drivers, media and others attending and involved in racing and other motorsports activities that we conduct. Over many years, we have invested significant capital in improving and expanding our facilities. In 2010, we plan to continue modernizing and making other significant improvements at our speedways as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”. In 2009, our total permanent speedway seating capacity approximates 885,000, including 846 luxury suites.

Some of our more significant capital improvements in recent years include:

•	reconstructing, reprofiling and resurfacing track surfaces at our speedway facilities

•	construction and expansion of additional premium, permanent grandstand seating

•	high-end motor coach parking areas at superspeedways

•	new luxury suites, club-style seating areas and food courts

•	first-class trackside dining and entertainment facilities

•	progressive media centers and infield garage areas and other facilities for racing team owners and drivers

•	wider concourses, modern concession and restroom facilities, and expanded pedestrian infrastructure

Over many years, we significantly increased the number of permanent grandstand seats and luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and unique mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. From 1996 through 2009, we reconfigured many of our main entranceways and traffic patterns, expanded on-site roads and increased available parking to ease congestion and improve traffic flow. Lighting was installed at all SMI speedways, except IR and NHMS, so that we can offer nighttime racing. We also have installed “SAFER” crash walls at all SMI speedways, except IR, to help improve the safety of race drivers and others using our facilities. The banking of several of our speedways has been reprofiled and resurfaced to offer our fans the increased excitement inherent in high-bank racing. We continue to make many other facility improvements, all consistent with our commitment to quality and customer satisfaction. We have modernized our gift shops to increase fan appeal and expand our marketing opportunities, and expanded our camping and RV facilities to meet the growing demand from fans who seek that entertainment experience surrounding our events.

We have built extensive infield media centers, garage and entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers, race fans and others involved in motorsports. Our leading-edge facilities also feature new scoreboards, underground pedestrian tunnels, and hillside terrace seats, among many other modernizing improvements. Other customer service enhancements include new entertainment, administrative and other marketing facilities as part of our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort and entertainment value for the benefit of our spectators. We have built or reconstructed our dragstrips at BMS, CMS, IR and LVMS, which feature state-of-the-art facilities with permanent grandstand seating, luxury suites and extensive fan amenities.

In 2008, we completed construction of our “revolutionary” zMAX Dragway at Charlotte Motor Speedway, where one of the largest crowds in NHRA history was hosted during its inaugural NHRA Nationals weekend. This new leading edge facility features a unique “four lane” racing configuration, almost 30,000 premium permanent seats, 31 luxury suites and upscale food and beverage concession areas. We believe this zMAX Dragway facility is currently the finest in drag racing, and appeals to an expanding

Speedway Motorsports, Inc. Annual Report on Form 10-K
7

customer base of fans, racing competitors, and advertisers. In 2009, we completed construction of high-end exclusive RV parking and campground areas at CMS and TMS, featuring upscale amenities and outstanding views of the entire superspeedways. We expanded and modernized infield hospitality areas at NHMS to enhance the event appeal, sight lines and experience for our corporate and other marketing customers. We also have begun to modernize concessions, hospitality, camping and other fan amenities, and reconfigure onsite roads and expand available parking for our fans at our new Kentucky facility. See Item 2 “Properties” for additional information on capital improvements at each of our speedways.

In 2002, we consummated a long-term food and beverage management agreement and an asset purchase agreement with Levy Premium Foodservice Limited Partnership (the “Levy Group”). The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations at our speedways and certain outside venues for an initial ten-year period ending in 2012, with certain renewal options for an additional ten-year period. We believe the Levy Group agreement enables us to provide better products and expanded services to our customers, enhancing their overall entertainment experience, while allowing us to achieve substantial operating efficiencies. In addition, the long-term alliance facilitates the marketing of luxury suites, hospitality and other high-end venues to corporate and other clientele desiring premium-quality menu choices and service.

Innovative Marketing and Promotional Efforts – We believe it is important to market our scheduled events throughout the year, both regionally and nationally. In addition to innovative television, radio, newspaper, trade publication and other promotions, we market our events and services by:

•	offering tours of our facilities

•	providing satellite links for media outlets

•	internet sites offering “view-from-your-seat” capabilities

•	marketing on popular social media websites, and VIP fan clubs and facility access

•	marketing on emerging internet sites with motorsports news and entertainment

•	proprietary radio network promotions

•	conducting direct mail campaigns and e-mail “blasts”

•	staging pre-race promotional activities such as live music, military displays, skydivers and daredevil stunts

Our marketing program also includes soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event include luxury suite rentals, block ticket sales and company-catered hospitality, as well as souvenir race program and track signage advertising. Our innovative marketing is exemplified by progressive programs such as offering Preferred Seat Licenses at TMS and our facility naming rights agreements – an industry first. Also, our long-term Levy Group agreement offers corporate and other clientele premium food, beverage and catering services, and facilitates the marketing of luxury suites and hospitality functions at each of our speedways.

The modern media centers at CMS and LVMS have leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in motorsports. The “Neon Garage”, completed at LVMS in 2007, is one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports. LVMS’s “Neon Garage” continues to receive favorable media attention and is a desirable focal place for racing drivers, team owners and others involved in motorsports during major racing events.

In recent years, BMS opened a modern expansive gift shop and ticket office adjoining new entertainment, administrative and other marketing facilities that attracts and entertains fans and corporate clientele. These customer service enhancements are part of our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort and entertainment value for the benefit of our spectators.

Our facilities include The Speedway Club at CMS and The Speedway Club at TMS, both featuring exclusive dining and entertainment facilities and executive offices adjoining the main grandstands and overlooking the superspeedways. These VIP clubs are open year-round and contain first-class restaurant-entertainment facilities, offering top quality catering and corporate meeting accommodations, and TMS includes a health-fitness membership club.

Speedway Motorsports, Inc. Annual Report on Form 10-K
8

SMI has constructed 46 trackside condominiums at AMS and 76 condominiums at TMS, of which 44 and 71, respectively, have been sold as of December 31, 2009. We also built and sold 52 trackside condominiums at CMS in the 1980’s and early 1990’s. Many are used by team owners and drivers.

Maximization of Media Exposure and Enhancement of Broadcast and Sponsorship Revenues – We are strategically positioned with eight first-class speedway facilities in the West, Northeast, Southeast and Southwest United States, including four of the nation’s top-10 metropolitan markets, with combined seating exceeding 885,000. We believe our sponsors and other corporate marketing partners have new outstanding long-term promotional opportunities.

We believe owning first-class facilities in premium markets offers long-term, highly-attractive media markets. We plan to increase the exposure of our current Sprint Cup, Nationwide, Camping World Truck, IRL, NHRA, and WOO racing events. We also plan to increase television coverage of other speedway events and schedule additional racing and other events at our speedway facilities. We believe the high media attention focused on motorsports continues to result in substantial sponsorship, merchandising and other marketing opportunities. With speedway facilities strategically positioned in Dallas-Fort Worth, Las Vegas and San Francisco, we have achieved a critical mass west of the Mississippi River that enhances our overall operations, as well as broadcast and sponsorship opportunities. Also, our purchase of NHMS strategically positions us in the northeastern United States. NHMS, located about one hour north of Boston, is in one of the largest media markets in North America. Also, NHMS is the largest sports facility in New England and, according to the latest census numbers, there are more than 18 million people within 200 miles of the speedway. The venue is easily accessible via interstate highways from all metro areas in the northeastern United States and eastern Canada. Our purchase of Kentucky Speedway, which opened in 2000, is located approximately one-half hour south of Cincinnati, Ohio, and expands our motorsports business into a desirable, largely untapped market. We intend to capitalize on these top-market entertainment venues to further grow our Company, the sport of NASCAR and other racing series.

We also seek to increase the visibility of our racing events and facilities through local and regional media interaction. For example, each January we sponsor a four-day media tour at CMS, and a similar one-day tour at TMS, to promote the upcoming Sprint Cup season. This event features Sprint Cup drivers and attracts media personnel representing television networks and stations from throughout the United States and around the world.

As another example, SMI and top NASCAR drivers have teamed up to conduct “Fan Forums” that are produced by our Performance Racing Network. This fan appealing program includes question-and-answer sessions with NASCAR’s top drivers during each NASCAR Sprint Cup race weekend at seven of our speedways, excluding Kentucky at this time. We believe this program appeals to our fans, and creates additional interest and excitement between fans, drivers and team owners.

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

Further Development of SMI Properties, Performance Racing Network and US Legend Cars Businesses – Our SMI Properties subsidiary provides event and non-event souvenir merchandising services, event food, beverage, hospitality and catering services through the Levy Group arrangement, as described below, and other ancillary support services to all SMI facilities and other outside sports-related venues. SMI Properties is attempting to enhance souvenir and other merchandise sales through new marketing arrangements, including sales at non-SMI facilities and other outside venues.

Notwithstanding recent operating challenges of MA and TSI, which develops and uses electronic media promotional programming to merchandise and distribute racing and other sports-related souvenir merchandise, we believe opportunities continue to exist for merchandising of motorsports and non-motorsports products through TSI. Also, SMI Trackside provides event souvenir merchandising services at our speedways and other NASCAR third-party speedway venues. We intend to expand product offerings, enhance souvenir and merchandise sales through new marketing arrangements, and to increase sales at non-SMI facilities and other outside venues.

We plan to broadcast most of our NASCAR Sprint Cup and Nationwide Series racing events, as well as many other events, at each of our speedways over our proprietary radio Performance Racing Network in 2010. PRN is syndicated nationwide to more than

Speedway Motorsports, Inc. Annual Report on Form 10-K
9

700 stations. Along with broadcasting our racing events, PRN produces innovative daily and weekly racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, our national country music and NASCAR-themed radio show syndicated to approximately 285 affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with Sirius XM Satellite Radio and NASCAR.com, offers sponsors a very powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2010.

In 2010, 600 Racing has been rebranded as US Legend Cars International and continues to develop new overseas markets for distribution of their race cars and parts. We developed and are the official sanctioning body of the Legends Circuit. Introduced in 1992, US Legend Cars manufactures and sells the cars and parts used in Legends Circuit racing events. Legends Cars are 5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on “short” tracks of 3/8-mile or less. In 1997, as an extension of the Legends Car concept, US Legend Cars released a new “Bandolero” line of smaller, lower-priced, entry level stock cars which appeals to younger racing enthusiasts. In 2000, 600 Racing released a new faster “Thunder Roadster” race car modeled after older-style roadsters that competed in past Indianapolis 500’s in the early 1960’s. Cars and parts are currently marketed and sold through approximately 50 distributors conducting business throughout the United States, Canada, Russia, South America, Africa and Europe. In 2010, US Legend Cars continues to develop new markets in Morocco and Denmark. The Legends Car, the Bandolero, and the Thunder Roadster (collectively referred to as “US Legend Cars” or “Legends Cars”) are not designed for general road use. Revenues from this business totaled $10.0 million in 2009.

We believe the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $13,000, and is an affordable entry into racing for enthusiasts who otherwise could not race on an organized circuit. The Legends Circuit, which includes the Legends Car, the Bandolero and the Thunder Roadster, held approximately 2,500 sanctioned races in 2009, making it one of the busiest short track racing divisions in motorsports. The Legends Circuit is the third largest oval short track auto racing sanctioning body in terms of membership behind NASCAR and International Motor Contest Association (“IMCA”). Sanctioned Legends Car races are currently conducted at several of our speedways. We plan to continue broadening the Legends Circuit, increasing the number of sanctioned races and tracks at which Legends Car races are held. In 2010, Charlotte Motor Speedway plans to host a one-of-a-kind, grassroots Legends Circuit event called the “Legends Million” on July 15-17th. The event will feature a total purse of $1.0 million with the A-Main winner taking home an unprecedented $250,000. Many NASCAR and other racing drivers are expected to participate, which along with planned promotional activities, is anticipated to generate substantial media attention and other favorable publicity exposure for US Legend Cars International.

Increased Daily Usage of Existing Facilities – We constantly seek revenue-producing uses for our speedway facilities on days not committed to racing events. Such other uses include driving schools, car and truck shows, auto fairs, free-style motocross and monster truck events, vehicle testing, settings for television commercials, concerts, holiday season festivities, print advertisements and motion pictures. We host several NHRA bracket racing events throughout the year at our modern BMS, IR, CMS and LVMS dragways, and host a summer Legends Car Series at several of our speedways. AMS also hosts several bracket drag racing events throughout the year.

With more than twelve different track configurations at LVMS, including a 2.5-mile road course, 1/4-mile dragstrip, 1/8-mile dragstrip, 1/2-mile clay oval, 3/8-mile paved oval and several other race courses, we plan to continue capitalizing on LVMS’s top market entertainment value to further grow the speedway and other racing series, and to promote new expanded venues. In addition, our larger road courses at AMS, CMS, LVMS, NHMS and TMS are being rented for various activities such as driving schools, series racing and vehicle testing.

CMS and TMS operate 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as WOO Series, as well as American Motorcycle Association (“AMA”), have been held. Similar other racing events are held annually. Other examples of increased usage include concerts featuring popular bands such as Foreigner and Kansas at NHMS and The Doobie Brothers, REO Speedwagon and ZZ Top at TMS, exciting acts such as Robbie Knievel at TMS, the widely popular Disney movie “Cars” premiere at CMS, large track rentals used by car manufacturers for rallies and other corporate functions at LVMS, and AMS’s and TMS’s hosting of Harley-Davidson’s 100th Anniversary Celebrations with top-name musical and family entertainment. Also, we conduct BMS’s unique holiday season “Speedway In Lights” which is prominent in that region, and CMS’s annual auto fair shows and TMS’s spring Pate Swap Meets which remain widely popular. We are also working to schedule music concerts at certain facilities. In 2010, NHMS conducted it first snowmobile racing event, and CMS is scheduled to host a second annual NHRA-sanctioned Nationals racing event at its unique, four-lane dragway.

Speedway Motorsports, Inc. Annual Report on Form 10-K
10

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

Racing and Related Events

NASCAR-sanctioned races are held annually at each of our speedways. The following are summaries of racing events scheduled in 2010 at each speedway.

•	AMS. In addition to the major NASCAR-sanctioned races listed below, AMS held one NASCAR Camping World Truck Series race, as well as several other races and events.

Date	Event	Circuit
March 7 (held)	“Kobalt Tools 500”	Sprint Cup
September 4	“Georgia 300”	Nationwide
September 5	“Labor Day Classic 500”	Sprint Cup

•

BMS. In addition to the major NASCAR-sanctioned races listed below, BMS is also scheduled to hold one NASCAR Camping World Truck Series race and one NHRA Nationals event, as well as several other races and events.

Date	Event	Circuit
March 20	“Scotts Turf Builder 300”	Nationwide
March 21	“Food City 500”	Sprint Cup
August 20	“Food City 250”	Nationwide
August 21	“IRWIN Tools Night Race at Bristol”	Sprint Cup

•

CMS. In addition to the major NASCAR-sanctioned races listed below, CMS is also scheduled to hold one NASCAR Camping World Truck Series race, two NHRA Nationals events and two WOO events, as well as several other races and events.

Date	Event	Circuit
May 22	“NASCAR Sprint All-Star Race”	Sprint Cup (all-star race)
May 29	“TECH-NET Auto Service 300”	Nationwide
May 30	“Coca-Cola 600”	Sprint Cup
October 15	“Dollar General 300”	Nationwide
October 16	“NASCAR Banking 500 only from Bank of America”	Sprint Cup

•

IR. In addition to the major NASCAR-sanctioned race listed below, IR is also scheduled to hold one IRL race, one NHRA Nationals event, one NASCAR K&N Pro Series West race, one AMA, and several Sports Car Club of America and other racing events.

Date	Event	Circuit
June 20	“Toyota/Save Mart 350”	Sprint Cup

Speedway Motorsports, Inc. Annual Report on Form 10-K
11

•

Kentucky. In addition to the major NASCAR-sanctioned race listed below, Kentucky is also scheduled to hold one NASCAR Camping World Truck Series race and one IRL race, as well as several other races and events.

Date	Event	Circuit
June 12	“Meijer 300 Presented by Ritz”	Nationwide

•

LVMS. In addition to the major NASCAR-sanctioned races listed below, LVMS is also scheduled to hold one NASCAR Camping World Truck Series race, two NHRA Nationals events and one WOO event, as well as several other races and events.

Date	Event	Circuit
February 27 (held)	“Sam’s Town 300”	Nationwide
February 28 (held)	“Shelby American”	Sprint Cup

•

NHMS. In addition to the major NASCAR-sanctioned races listed below, NHMS is also scheduled to hold one NASCAR Camping World Truck Series race, two NASCAR K&N Pro Series East races, and several Sports Car Club of America and other races and events.

Date	Event	Circuit
June 26	“New England 200”	Nationwide
June 27	“LENOX Industrial Tools 301”	Sprint Cup
September 19	“SYLVANIA 300”	Sprint Cup

•

TMS. In addition to the major NASCAR-sanctioned races listed below, TMS is also scheduled to hold two NASCAR Camping World Truck Series races, one IRL race, and several Sports Car Club of America and other races and events.

Date	Event	Circuit
April 17	“O’Reilly Auto Parts 300”	Nationwide
April 18	“Samsung Mobile 500”	Sprint Cup
November 6	“O’Reilly Auto Parts Challenge”	Nationwide
November 7	“AAA Texas 500”	Sprint Cup

The following table shows the composition of selected revenues for the three years ended December 31, 2009 (in thousands):

	2009		2008		2007
Admissions	$163,087	30%	$188,036	31%	$179,765	32%
NASCAR broadcasting	173,803	32%	168,159	28%	142,517	25%
Sponsorships	75,476	14%	81,317	13%	63,165	11%
Other event related	87,588	16%	112,629	18%	115,485	21%
Motorsports event and non-event, and non-motorsports, related merchandise	42,562	7%	51,624	8%	52,757	9%
Other	8,006	1%	9,228	2%	7,944	2%
Total revenue	$550,522	100%	$610,993	100%	$561,633	100%

Admissions – Our admissions revenues includes ticket sales for all Company events at a wide range of prices. In general, we establish ticket prices based on spectator demand, economic conditions and, at times, cost of living increases. We promote outdoor motorsports events, and weather conditions surrounding these events affect sales of tickets. Although we sell many tickets well in advance of our events, poor weather conditions can have a material effect on our results of operations, particularly because we promote a limited number of premier events.

Speedway Motorsports, Inc. Annual Report on Form 10-K
12

NASCAR Broadcasting Revenue – We have negotiated annual contracts with NASCAR for domestic television station and network broadcast coverage of all of our NASCAR-sanctioned events. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways.

Sponsorship Revenue – Our revenue from corporate sponsorships is received in accordance with negotiated contracts. Sponsors and the terms of sponsorships change from time to time. Sponsorships generally consist of event, official and facility naming rights agreements. We have sponsorship contracts with many major manufacturing and consumer products companies and brands. Other considerations range from “Official” sponsorship designations at our speedways to exclusive advertising and promotional rights in various sponsor product categories. Also, our facility naming rights agreement renamed Sears Point Raceway as Infineon Raceway. None of our sponsorship or naming rights contracts annually exceeded 5% of total revenues in 2009.

Other Event Related Revenue – We derive event related revenue from various marketing agreements for onsite advertising, hospitality and other promotion related activities. Our marketing agreements sometimes include multiple specified elements such as sponsorships, tickets, hospitality, suites or onsite advertising in varying combinations for one or more events or contract periods, although there is typically a predominant element. Our marketing agreements can be event, speedway or period specific, or pertain to multiple events, speedways or years.

We derive event related revenue from commissioned food, beverage and souvenir sales during racing and non-racing events and from fees paid for speedway catered “hospitality” receptions and private parties. Food, beverages and souvenirs are sold to individual, group, corporate and other customers primarily in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities, and in luxury suites, club-style seating and food-court areas located within the speedway facilities. We also derive revenue from luxury suite and track rentals, driving schools, parking and other event and speedway related activities.

As of December 31, 2009, our speedways had a total of approximately 846 luxury suites available for leasing to corporate customers or others. CMS has also constructed 40 open-air boxes, each containing 32 seats, which are rented to corporate customers or others. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of race cars and racing products, settings for commercials and motion pictures, and other outdoor events.

In 2010, we plan to broadcast most of our NASCAR Sprint Cup and Nationwide Series races over our proprietary Performance Racing Network, which also sponsors four weekly racing-oriented programs throughout the NASCAR season. We derive event related revenue from the sale of commercial time on PRN, which is syndicated nationwide to more than 700 stations. We have negotiated contracts with NASCAR for ancillary broadcasts associated with NASCAR.com, NASCAR Radio, international and other media. None of our other event related contracts annually exceeded 5% of total revenues in 2009.

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

Non-Event Motorsports Related Merchandise Revenue – We derive other operating revenue from TSI, certain SMI Properties, and Legend Cars operations.

Non-Motorsports Merchandise Revenue – We derive other operating revenue from Oil-Chem, which produces an environmentally-friendly micro-lubricant.

Other Revenue – We derive other operating revenue from The Speedway Club at CMS and The Texas Motor Speedway Club (together the “Speedway Clubs”) dining and entertainment facilities located at the respective speedways, which serve individual, group, corporate and other clientele. We also derive other operating revenue from leasing of IR’s industrial park to individuals, corporate and other customers, including race teams and driving schools, from leasing of office towers located at several of our speedways to motorsports and non-motorsports associated corporate and other customers, and from the sanctioning of US Legend Cars circuit races.

Speedway Motorsports, Inc. Annual Report on Form 10-K
13

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

Speedway operations are generally protected by high barriers to competitive entry, including capital requirements for new speedway construction, marketing, promotional and operational expertise, and license agreements with NASCAR and other sanctioning bodies. Industry competitors are actively pursuing internal growth and industry consolidation due to the following factors:

•	high operating margins

•	popular and accessible drivers

•	strong fan brand loyalty

•	a wide demographic reach

•	high appeal to corporate sponsors

•	rising broadcast revenues

WEATHER, SEASONALITY AND QUARTERLY RESULTS

We promote outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. For additional information, see Item 1A Risk Factor “Bad weather adversely affects the profitability of our motorsports events and postponement or cancellation of major motorsports events could adversely affect us”.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on seasonality and quarterly results.

EMPLOYEES

As of December 31, 2009, we had approximately 820 full-time and 350 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

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

PATENTS AND TRADEMARKS

We have federally registered trademark and/or service mark rights in “Speedway Motorsports,” “Atlanta Motor Speedway,” “AutoFair,” “AvBlend,” “Bluegrass Club,” “Bristol Motor Speedway,” “Charlotte Motor Speedway,” “Kentucky Club,” “Kentucky Speedway,” “Las Vegas Motor Speedway,” “New Hampshire Motor Speedway,” “Sears Point Raceway,” “Thunder Valley Nationals,” “Texas Motor Speedway,” “TMS,” “Legends Cars,” “Bandolero,” “Atomic Oil,” “WBL,” “Pour A New Engine Into Your Car,” “It Soaks Into Metal,” “Linkite,” “Lenckite,” “Micro-Lubricant,” “zMAX,” “Motorsports by Mail,” “The Speedway Club,” “Top the Cops,” “Diesel 40 – The Engine Conditioner,” “Diesel 60 – The Fuel Conditioner,” “Diesel 90 – The Gear And Accessory Conditioner,” “Fans First” and “The Great American Speedway!,” “Radio Without a Restrictor Plate,” “Seal of Champions Speedway Motorsports, Inc.,” “Speedway World,” “The Official Seal of Racing,” “Lug Nut,” “Sparky,” and our corporate logos.

Speedway Motorsports, Inc. Annual Report on Form 10-K
14

Federal trademark and/or service mark registrations are pending with respect to “Live Free and Race!,” “Fan Friendly,” “Legend Motor Company,” “Think Outside The Oval,” “United States Modified Championship,” “U.S. Legend Cars International,” and “zMAX Dragway.” We own state trademark and/or service mark registrations for “Atlanta Motor Speedway” (Georgia), “AMS” (Georgia), “Texas Motor Speedway” (Texas) and “TMS” (Texas). We have registered trademark rights in the “zMAX” trademark in Australia, Canada, Israel, Japan, Mexico, New Zealand, Singapore and the European Union, registered trademark and service mark rights in the “Legends Cars” mark in the European Union and Canada, and registered service mark rights in the “Motorsports by Mail” mark in Japan. We also have six patents related to our Legends Car, Bandolero Car and Thunder Roadster design and technology. Our policy is to protect our intellectual property rights zealously, including use of litigation, to protect their proprietary value in sale and market recognition.

ENVIRONMENTAL MATTERS

Solid waste landfilling has occurred on and around CMS’s property for many years. Landfilling of general categories of municipal solid waste on the CMS property ceased in 1992. However, there is one landfill at CMS currently being permitted to receive inert debris and waste from land clearing activities (“LCID” landfill), and one LCID landfill that was closed in 1999. Two other LCID landfills on the CMS property were closed in 1994. CMS intends to allow similar LCID landfills to be operated on the CMS property in the future. Prior to 1999, CMS leased a portion of our property to Allied Waste Industries, Inc. (“Allied”) for use as a construction and demolition debris landfill (a “C&D” landfill), which received solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but could not receive inert debris, land-clearing debris or yard debris. The CMS C&D landfill is now closed. In addition, Allied owns and operates an active solid waste landfill adjacent to CMS. We believe the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property. Management believes that our operations, including the landfills on our property, comply with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would have a material adverse effect on our financial position or future results of operations.

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

ITEM 1A. RISK FACTORS

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from the results contemplated by forward-looking statements contained in this report or other public statements we may make. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently deem immaterial may also impair our business. Shareholders and prospective investors should carefully consider and evaluate all of the risk factors described below. However, many of these factors are beyond our ability to control or foresee, and undue reliance should not be put on forward-looking statements. Risk and other forward-looking factors may or may not ultimately be found correct. These risk factors may change from time to time and may be amended, supplemented, or superseded by updates to the risk factors contained in future periodic reports on Form 10-Q, Form 10-K or other forms we file with the SEC.

The United States and global economic slowdown and ongoing disruptions in the financial markets could have a significant adverse impact on consumer and corporate spending and our business in ways that we cannot currently predict. Consumer and corporate spending can significantly impact our operating results, and national or local catastrophes, elevated terrorism alerts or natural disasters could have a significant adverse impact on our operating results.

Our business depends on discretionary consumer and corporate spending. The recent combination of severely tightened credit markets, stringent and costly borrowing conditions, deterioration of residential real estate and mortgage markets, unprecedented stock market declines and fluctuating oil and commodity prices, among other factors, have led to historically low levels of consumer confidence and recessionary conditions. The direction and strength of the United States economy, including the financial and credit markets, currently is uncertain due to these factors. Many of these conditions and uncertainties also exist in varying degrees throughout the global markets.

Speedway Motorsports, Inc. Annual Report on Form 10-K
15

Many factors related to discretionary consumer spending can adversely impact recreational and entertainment spending and significantly impact our operating results. Consumer disposable income and spending are affected by economic conditions such as employment rates, high or rising fuel prices, difficult consumer credit and housing markets, interest and tax rates and inflation. Many factors affect corporate spending such as general economic and other business conditions, including consumer spending, high or rising fuel prices, interest and tax rates, hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorist attacks, military actions and inflation, as well as various industry and other business conditions, including corporate marketing and promotional spending and interest levels. Such factors or incidents, even if not directly impacting us, could disrupt or otherwise adversely impact our customers, markets and consumer spending in general. Also, recent or future governmental actions may control, influence or otherwise restrict corporate spending or spending trends. These factors can impact regional and national consumer and corporate spending sentiment, and adversely affect attendance at our events, suite rentals, sponsorship, advertising and hospitality spending, concession and souvenir sales and driving schools and other track rentals. These factors also can affect the financial results of present and potential sponsors and other customers of our facilities and events and of the industry. Negative factors such as challenging economic conditions, governmental actions that impact spending, public concerns over additional national security incidents and air travel, particularly when combined, can impact corporate and individual customer spending and each negative factor can have varying effects on our operating results. All of the aforementioned factors, among others, can have a material adverse impact on our future operating results and growth.

Government responses and actions may or may not successfully restore stability to the credit and consumer markets and improve economic conditions in the foreseeable future. There can be no assurance that government response to the economic slowdown and disruptions in the financial and credit markets will stabilize the economy or financial and credit markets for long periods. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. These economic conditions might not improve or could worsen and when these conditions may ultimately improve cannot be determined at this time. These severe economic conditions and governmental actions have and may further adversely impact various industries of our consumer and corporate customers, resulting in spending declines that could adversely impact our revenues and profitability. There can be no assurance that consumer and corporate spending will not be further adversely impacted by current or unforeseen economic conditions, thereby possibly having a material adverse impact on our future operating results and growth.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Except as described in Item 7 “Quantitative and Qualitative Disclosures About Market Risk”, we currently have no direct holdings in these higher-risk type instruments and our indirect exposure to these instruments through money market funds or otherwise is immaterial. However, we cannot predict future market conditions or market liquidity and can provide no assurance that our current or future investment portfolios, if any, will remain unimpaired.

Also, the financial stability of certain insurance companies that provide our insurance coverage could be adversely affected. In that case, the ability of these insurance companies to pay our potential claims could be impaired, and we might not be able to obtain adequate replacement insurance coverage at a reasonable cost or at all. Any of these events could harm our business, and we cannot provide assurance that future increases in such insurance costs and difficulties in obtaining high policy limits will not adversely impact our future financial position or operating results.

Bad weather adversely affects the profitability of our motorsports events and postponement or cancellation of major motorsports events could adversely affect us.

We promote outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, driving schools and track rentals, among other things. Although we sell tickets well in advance of our events, poor weather conditions can have a material effect on our results of operations, particularly because we promote a limited number of premier events. Due to inclement weather conditions, we may be required to move a race event to the next raceable day, which would increase our costs for the event and could negatively impact our walk-up admissions, if any, and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success of past events.

If an event scheduled for one of our facilities is postponed because of weather, national security, natural disasters or other reasons, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased rev -

Speedway Motorsports, Inc. Annual Report on Form 10-K
16

enues from admissions, food, beverage and souvenir sales generated at the rescheduled event. If such an event is cancelled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues associated with the event, including live broadcast revenues, to the extent such losses were not covered by insurance. If a cancelled event is part of the NASCAR Sprint Cup or Nationwide Series, the amount of money we receive from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation could be reduced. This would occur if, as a result of the cancellation and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues in excess of amounts scheduled to be paid to the promoter of the cancelled event.

Lack of competitiveness in NASCAR Sprint Cup Series races or closeness of championship points races, the popularity of race car drivers or changes made by NASCAR on conducting, promoting and racing as a series sanctioning body, can significantly impact operating results.

A lack of competitiveness in Sprint Cup Series races or the closeness of the championship points race in any particular racing season can significantly impact our operating results. These and other factors, such as the popularity of race car drivers, can affect attendance, media attention and the promotional marketing appeal for Sprint Cup racing events, as well as other events surrounding the weekends such Sprint Cup races are promoted. There can be no assurance that attendance or other event related revenues will not be adversely impacted by a lack of competitive racing or a close championship points race, or a decline in popularity of one or more race car drivers, in any particular season, thereby possibly impacting our operations and growth.

NASCAR periodically implements new rules or technical and other required changes for race teams and drivers, as well as event promoters, in attempts to increase safety, racing competition and fan interest, among other things. For example, NASCAR introduced a new prototype car for the Sprint Cup Series, the “Car of Tomorrow,” and is introducing a new redesigned car for the Nationwide Series, in efforts to increase competition on the speedways and generate increased fan interest and new marketing opportunities. These and other new cars, and other periodically implemented changes, may or may not become more successful or popular with fans. Such factors can affect attendance and other event related revenues for our Sprint Cup and Nationwide Series racing events, as well as other events surrounding the weekends such races are promoted. Rule changes can increase operating costs that we may or may not be able to control. There can be no assurance that attendance or other event related revenues or operating costs will not be adversely impacted by sanctioning body changes in any particular season, thereby possibly impacting our operations and growth.

The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions and efficient and successful integration into our operations.

We pursue acquisitions or joint ventures as part of our long-term business strategy. We purchased NHMS in January 2008 for $340.0 million and Kentucky in December 2008 for $70.8 million. These purchases were funded with available cash and borrowings under the Credit Facility. The purchase of NHMS and Kentucky and other such transactions may involve significant challenges and risks. For example, the transactions may not advance our business strategy; we may not realize a satisfactory return on the investments made; we may experience difficulty integrating new employees, business systems and technology; or management’s attention may be diverted from our other businesses or operations. Furthermore, the use of cash or additional borrowings could significantly impact our liquidity, impair our ability to borrow additional funds for other business purposes or cause lowered ratings by credit agencies resulting in higher borrowing costs or increased difficulties borrowing additional amounts, among other things. These factors could adversely affect our future financial condition or operating results.

We may expand and improve the NHMS and Kentucky facilities, which may involve material capital expenditures over several years in amounts or nature that have not yet been determined. Such expenditures may or may not increase our future success and the ability to compete and operate successfully and profitably depends on many factors outside of management’s control. Such factors, if significantly negative or unfavorable, could result in possible impairment and other charges that materially adversely affect our future financial condition or results of operations.

Management may from time to time evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. For example, in 2007 we sold the majority of assets and all operations of North Carolina Speedway, consisting principally of track rentals, because advancement of our business strategy and the foreseeable returns on investment were not satisfactory. Furthermore, in 2008 we decided to discontinue our oil and gas operations as further discussed

Speedway Motorsports, Inc. Annual Report on Form 10-K
17

in Note 15 to the Consolidated Financial Statements. We may decide to spend, depending on perceived possibilities, or be required to spend certain additional amounts or take legal action to protect or preserve our oil and gas investment interests and maintain or maximize potential recovery values, if any. Such additional expenditures, although presently undeterminable, could become material depending on the facts, circumstances and ultimate outcome of any attempted recovery or resolution. Those costs, if significant and ultimately not recovered, could have a material adverse effect on our future financial position, results of operations or cash flows. We may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner or we may dispose of a business at a price or on terms that are less than optimal. In addition, there is a risk that we will sell a business whose subsequent performance exceeds expectations. These factors could adversely affect our future financial condition, operating results or cash flows.

Failure to be awarded a NASCAR event or deterioration in our relationship with NASCAR could adversely affect our profitability.

Our success has been and will remain dependent to a significant extent upon maintaining a good working relationship with the organizations that sanction the races we promote at our facilities, particularly NASCAR, the sanctioning body for Sprint Cup, Nationwide and Camping World Truck Series races. Each NASCAR event is awarded on an annual basis. Although we believe our relationship with NASCAR is good, nonrenewal of a NASCAR event license would have a material adverse effect on our financial condition and future results of operations. We cannot provide assurance that we will continue to obtain NASCAR licenses to sponsor races at our facilities. Our strategy has included growth through the addition of motorsports facilities. Failure to obtain NASCAR events for any future additional motorsports facility could have a material adverse effect on us. Similarly, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or favorably.

Kentucky presently annually hosts one NASCAR Nationwide, one NASCAR Camping World Truck, one IndyCar Series and other racing events, and does not currently host a NASCAR Sprint Cup Series race. We have requested realignment of a Sprint Cup Series race to Kentucky at the earliest possible time. We are unable to predict if or when this realignment will occur. Until a Sprint Cup Series race is held at Kentucky, we are likely to incur cash and non-cash operating losses that negatively impact our future financial condition, operating results and cash flows.

Relocation of major motorsports events could adversely affect us.

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

Increased costs associated with, and inability to obtain, adequate insurance could adversely affect our profitability and financial condition.

Heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from the national incidents such as September 11, 2001 and natural disasters such as Hurricane Katrina. We have a material investment in property and equipment at each of our eight speedway facilities, which are generally located near highly populated cities and which hold motorsports events typically attended by large numbers of fans. These operational, geographical and situational factors, among others, have resulted in, and may continue to result in, significant increases in insurance premium costs and difficulties obtaining sufficiently high policy limits. We cannot assure you that future increases in such insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.

Our insurance coverage may not be adequate if a catastrophic event occurred or major motorsports events were cancelled and liability for personal injuries and product liability claims could significantly affect our financial condition and results of operations.

While management attempts to obtain, and believes it presently has, reasonable policy limits of property, casualty, liability and business interruption insurance, including coverage for acts of terrorism, with financially sound insurers, we cannot guarantee that our policy limits for property, casualty, liability and business interruption insurance currently in force, including coverage for acts of terrorism, would be adequate should one or multiple catastrophic events occur at or near any of our speedway facilities, or

Speedway Motorsports, Inc. Annual Report on Form 10-K
18

one or more of our major motorsports events were cancelled, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. Once our present coverage expires, we cannot guarantee that adequate coverage limits will be available, offered at reasonable costs, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our speedway facilities could have a material adverse effect on our financial position and future results of operations if our asset damage or liability was to exceed insurance coverage limits or if an insurer was unable to sufficiently or fully pay our related claims or damages. The occurrence of additional national incidents, in particular incidents at sporting events, entertainment or other public venues, may significantly impair our ability to obtain such insurance coverage in the future.

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

We may incur significant costs from partial self-insurance.

We use a combination of insurance and self-insurance to manage various risks associated with our speedways and other properties and motorsports events and other business risks. We may increase the marketing of certain products using self-insured promotional warranty programs that could subject us to increased risk of loss should the number and amount of claims significantly increase. We have increased and may further increase our self-insurance limits, which could subject us to increased risk of loss should the number of incidents, damages, casualties or other claims below such self-insured limits increase. Management cannot guarantee that the number of uninsured losses will not increase. An increase in the number of uninsured losses could have a material adverse effect on our financial position and future results of operations.

Strong competition in the motorsports industry and with other professional and amateur sports could hinder our ability to maintain or improve our position in the industry.

Motorsports promotion is a competitive industry. We compete in regional and national markets, and with ISC and other NASCAR related speedways, to promote events, especially NASCAR-sanctioned Sprint Cup and Nationwide Series events, and to a lesser extent, with other speedway owners to promote other NASCAR, IRL, NHRA and WOO sanctioned events. We believe our principal competitors are other motorsports promoters of Sprint Cup and Nationwide Series or equivalent events. Certain of our competitors have resources that exceed ours. NASCAR is owned by the France family, who also controls ISC. ISC presently hosts a significant number of Sprint Cup and Nationwide Series races. Our competitors may attempt to build speedways and conduct racing and other motorsports related activities in new markets that may compete with us and our local and regional fan base or marketing opportunities.

We also compete for spectator interest with all forms of professional and amateur spring, summer and fall sports, such as football, baseball, basketball and hockey, conducted in and near Atlanta, Boston, Bristol, Charlotte, Cincinnati, Las Vegas, Dallas-Fort Worth and San Francisco, and regionally and nationally, many of which have resources that exceed ours, and with a wide range of other available entertainment and recreational activities. These competing events and activities may be held on the same days or weekends as our events. We cannot assure you that we will maintain or improve our position in light of such competition.

The loss of our key personnel could adversely affect our operations and growth.

Our success depends to a great extent upon the availability and performance of our senior management. Their experience within the industry, especially their working relationship with NASCAR, continues to be of considerable importance to us. The loss of any of our key personnel due to illness, retirement or otherwise, or our inability to attract and retain key employees in the future could have a material adverse effect on our operations and business plans.

Our Credit Facility permits significant expenditures for capital projects, investments in and transactions for motorsports and other ancillary businesses, and costs associated with capital improvements could adversely affect our profitability.

We believe significant growth in our revenues depends, in large part, on consistent investment in facilities. Therefore, we expect to continue to make substantial capital improvements in our facilities to meet long-term increasing demand, to increase spectator entertainment value and to increase revenue. As of December 31, 2009, our Credit Facility allows standby letters of credit of

Speedway Motorsports, Inc. Annual Report on Form 10-K
19

up to $75.0 million, capital expenditures of up to $80.0 million, and provides for additional borrowings of up to $229.1 million, subject to meeting specified conditions. We frequently have a number of significant capital projects underway. As further described above in the risk factor “The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions and efficient and successful integration into our operations,” we plan to continue to make substantial capital expenditures and investments, including significant renovations and improvements to Kentucky and other capital expenditures involving NHMS and other speedway facilities, in 2010 and future years. The planned improvements will likely involve material capital expenditures over several years in amounts that have not yet been determined.

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

Commencement of construction is subject to governmental approval and permitting processes, which could materially affect the ultimate cost and timing of construction. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our facilities, including:

•	undetected soil or land conditions

•	additional land acquisition costs

•	increases in the cost of construction materials and labor

•	unforeseen changes in design

•	litigation, accidents or natural disasters affecting the construction site

•	national or regional economic, regulatory or geopolitical changes

In addition, actual costs could vary materially from our estimates if those factors or our assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Should projects be abandoned or substantially decreased in scope due to the inability to obtain necessary permits or other unforeseen negative factors, we could be required to expense some or all previously capitalized costs, which could have a material adverse effect on our future financial condition or results of operations. Also, should improvement projects not produce a sufficiently high economic yield, including those requiring demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs limited to the revised estimated value of the project, capitalized expenditures could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations.

Future impairment of our property and equipment, other intangible assets and goodwill could adversely affect our profitability.

As of December 31, 2009, we have net property and equipment of $1,179.1 million, net other intangible assets of $395.0 million and goodwill of $181.0 million. Also, as further described in the risk factor above “The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions and efficient and successful integration into our operations,” we plan to continue to make substantial capital investments. We periodically evaluate long-lived assets for possible impairment based on expected future undiscounted operating cash flows and profitability attributable to such assets or when indications of possible impairment occur. Management’s latest annual assessment of goodwill and other intangible assets in the second quarter 2009 indicated there had been no impairment, and except for certain network and other media promotional contracts as further described in Note 5 to the Consolidated Financial Statements, there has since been no other events or circumstances that might indicate possible impairment as of December 31, 2009. As of December 31, 2009, our market capitalization was below its consolidated stockholder’s equity. Management’s analysis of the difference, along with additional information on the latest annual impairment assessment, is described in Note 2, “Goodwill and Other Intangible Assets,” to Consolidated Financial Statements and is not repeated here. Based on this analysis, management believes the decline in our market capitalization below its consolidated stockholder’s equity is temporary, and that goodwill and other intangible assets were not impaired through and as of December 31, 2009.

Speedway Motorsports, Inc. Annual Report on Form 10-K
20

The evaluation is subjective and based on conditions, trends and assumptions existing at the time of evaluation. While we believe no unrecognized impairment exists at December 31, 2009, different conditions, trends or assumptions or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our future financial condition or results of operations. The profitability or success of future capital projects and investments are subject to numerous factors, conditions and assumptions, many of which are beyond our control, and if significantly negative or unfavorable, could become impaired and materially adversely affect our future financial condition or results of operations. See the risk factor “Relocation of major motorsports events could adversely affect us” above for related discussion on impairment considerations.

Our equity investment in an associated entity could adversely affect our profitability.

As further described in Note 2 to the Consolidated Financial Statements, “Joint Venture Equity Investment”, our carrying value of our MA equity investment was reduced to $0 at December 31, 2009. This reduction reflects our 50% share of MA’s sizable 2009 and 2007 impairment charges and historical operating results, and our other than temporary impairment charge for MA. Additional information on our and MA’s impairment analysis is described in Note 2 to the Consolidated Financial statements and is not repeated here. These impairment evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different conditions or assumptions, or changes in cash flows or profitability, could have a material effect on the outcome of these impairment evaluations.

MA is facing significant operating challenges and is in technical default of certain of its license agreements that are material to the viability of the business, which raises substantial doubt about MA’s ability to continue as a going concern. Also, MA is in non-compliance with one affirmative covenant under MA’s credit and security agreement. However, as of March 12, 2010, we have been informed that MA’s lender has not taken restrictive action with regards to this technical default and has allowed MA to continue to operate under the credit and security agreement while monitoring their situation. As of March 12, 2010, there were no borrowings under MA’s credit and security agreement. MA is attempting to renegotiate its license agreements with essentially all present significant licensors of NASCAR merchandising on terms that allow MA reasonable future opportunities to operate profitably. Should such negotiations not be successful, should MA management decide to allow license defaults to remain uncured or should licensors not grant extended cure periods and exercise their rights under the agreements, MA’s business and its ability to continue operating could be severely impacted. There can be no assurance that these licensors will agree to revise contracted license terms, or continue to grant MA licensing rights, on acceptable terms. MA is exploring other business strategies to turn its business around. MA continues to restructure its business by implementing process improvements, cost reduction initiatives, improved inventory risk management, and streamlining operations. If such efforts are not sufficient or timely, MA could ultimately pursue bankruptcy.

MA’s future profits or losses, and ability to generate sufficient financial resources, could be affected by or depend on future demand, trends, and other market conditions and factors such as (i) economic conditions and consumer and corporate spending sentiment and trends, including prolonged recessionary conditions, (ii) the success of motorsports, the popularity of its licensed drivers and teams, and the magnitude and timing of its licensed driver and team changes, particularly for NASCAR’s Sprint Cup Series, (iii) increased competition for products sold under non-exclusive MA licenses, expanded licensing by licensors to competitors selling products similar to those under non-exclusive MA licenses, and nonrenewal of exclusive or non-exclusive MA licenses upon expiration, (iv) deterioration in customer relationships and (v) the success of MA management in achieving sustained profitability. Many of these operating factors are outside management’s control.

Under equity method accounting, we will no longer record our 50% share of future MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As of December 31, 2009, we a had contingent guarantee obligation associated with MA that is limited to $11.5 million, decreases annually, and expires through 2015 based on specified terms and conditions. Should MA have insufficient future financial resources and such obligation remains due, we could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes no obligation should be recorded at this time. We could increase our investment in MA, in the form of additional equity contributions or loans, in amounts that could be material. We

Speedway Motorsports, Inc. Annual Report on Form 10-K
21

could be required to record an impairment charge for any future carrying value of this equity investment under equity method accounting, including any additional Company investments, and for our contingent guarantee obligation, if funding was required. Such charges could have a material adverse effect on our future financial condition, results of operations and cash flows.

Our substantial indebtedness could adversely affect our financial position, ability to meet our obligations under our debt instruments, and ability to pay dividends.

We have a substantial amount of debt and significant debt service obligations. As of December 31, 2009, we had total outstanding long-term debt of approximately $672.4 million, or $681.0 million excluding issuance discount of $8.6 million, as further described in Note 6 to the Consolidated Financial Statements. Our substantial indebtedness and leverage could make it more difficult and costly for us to borrow money in the future and may reduce the amount of funds available to finance our operations and other business activities and may have other important consequences, including the following:

•

we will have to dedicate a substantial portion of our cash flow from operations to the payment of principal, debt redemption premium, if any, and interest on our debt, which will reduce funds available for working capital, capital expenditures, dividends and other corporate purposes;

•

our ability to adjust to adverse or changing market conditions and withstand competitive pressures could be limited, and we may be vulnerable to additional risk if there is a downturn in general economic conditions or in our business;

•	we may be at a disadvantage compared to our competitors that have less leverage and greater operating and financial flexibility than we do;

•	increase our interest costs or increase the risks that we may not be able to obtain additional financing or obtain financing at acceptable rates;

•	increase our difficulties in refinancing or replacing our outstanding obligations such as the scheduled maturities of our Credit Facility in July 2012 and Senior Subordinated Notes in May 2013; and

•	cause lowered ratings by credit agencies, resulting in higher borrowing costs or increased difficulties borrowing additional amounts.

Each or all of the factors could have a material adverse affect our financial health and profitability.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate cash depends on a variety of factors, many of which are beyond our control.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available for use in our business. In 2009, we paid $45.2 million in interest on our indebtedness, and our interest costs in 2010 could increase. Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, legislative, regulatory, industry, competitive and other factors that are beyond our control. Our operations are substantially impacted by the success of NASCAR in the promotion and conduct of racing as a sanctioning body, our relationship with NASCAR and the popularity of NASCAR and other motorsports generally, and the impact of competition, including competition from other speedway owners like ISC. Our business may not be able to generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We may redeem some or all of the Senior Subordinated Notes or 2009 Senior Notes at any time at annually declining redemption premiums ranging from 102.25% of par in fiscal years beginning June 1, 2009 to par after June 1, 2011, and 104.375% of par in fiscal years beginning June 1, 2013 to par after June 1, 2015, respectively, which could limit funds otherwise available for future working capital, capital expenditures, acquisitions or other general corporate purposes. However, we may not be able to complete such refinancing or redemption on commercially reasonable terms or at all.

The downturn in the credit markets has increased the cost of borrowing and has made financing difficult to obtain. Our future borrowing costs on current outstanding or future indebtedness could substantially increase and adversely affect our financial health and profitability, each of which may have a material adverse effect on our business and results of operations.

Speedway Motorsports, Inc. Annual Report on Form 10-K
22

The purchases of NHMS and Kentucky significantly increased our outstanding indebtedness and leverage, and our current or future capital spending plans could further significantly increase our future outstanding debt, resulting in an adverse effect on our financial health and profitability. As of December 31, 2009, we had total outstanding long-term debt of approximately $672.4 million and the Credit Facility permits additional borrowings of up to $229.1 million. The ongoing disruptions in the financial and capital markets, including severely tightened credit markets, and stringent and costly borrowing conditions, could have a significant adverse impact on our future interest and other borrowing costs. Our operating results have benefited from relatively low interest rates on our floating rate Credit Facility and future increases, if significant, could have a significant adverse impact on our future results. Also, our future interest and borrowing costs under our Credit Facility, any refinanced or replaced current outstanding indebtedness, or new additional financing could substantially increase and adversely affect our financial health and profitability. Interest and other borrowing costs have significantly increased for many companies in numerous industries, and may increase from current levels in the foreseeable future. While, at times, we use interest rate swaps to hedge our interest rate risk, we are currently unable to predict if or when the interest rates could change. Also, we are unable to predict if or when the currently tight credit markets may improve. Our significant indebtedness levels and leverage, along with difficult credit market conditions, could result in higher interest and other borrowing costs and more restrictive financial and other loan covenants under any new credit facility or other borrowing arrangements.

As further discussed in Note 6 to the Consolidated Financial Statements, interest rates under our Credit Facility are based on specified tier levels that are adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA). Our current planned or unplanned future capital spending and possible increases in our future outstanding indebtedness, along with our current leverage, could further reduce the amounts by which we exceed minimum required covenant compliance levels and result in changes to our interest cost tier levels under the Credit Facility. Future changes in such surplus in our compliance levels or interest cost tiers could result in increased interest costs on current or future indebtedness, restricted or reduced borrowings and availability under the Credit Facility, and increased costs of borrowing for any new financing. Each or all of these factors could have a material adverse effect on our financial health and profitability.

Restrictions imposed by terms of our indebtedness could limit our ability to respond to changing business and economic conditions and to secure additional financing.

The indentures for our 2009 Senior Notes and Senior Subordinated Notes and the Credit Facility agreement restrict, among other things, our and our subsidiaries’ ability to do any of the following:

•	incur additional debt;

•	pay dividends or make distributions;

•	incur liens;

•	make specified types of investments;

•	apply net proceeds from certain asset sales;

•	engage in transactions with affiliates;

•	merge or consolidate;

•	pay dividends or make other payments from subsidiaries;

•	sell equity interests of subsidiaries;

•	sell, assign, transfer, lease, convey or otherwise dispose of assets; and

•	incur indebtedness that is subordinate in right of payment to any senior indebtedness and senior in right of payment to the 2009 Senior Notes or the Senior Subordinated Notes.

Because of the significance of our outstanding indebtedness, debt covenant compliance is important to our operations. Our Credit Facility is the primary source of committed funding from which we finance our planned capital expenditures, strategic initiatives, such as repurchases of our common stock, and working capital needs. Our Credit Facility contains more extensive and restrictive covenants than the indentures for the 2009 Senior Notes and Senior Subordinated Notes. In addition to covenants of the type described above, the Credit Facility requires us to maintain specified financial ratios and satisfy certain financial condition tests, as well as limits our acquisitions, capital expenditures and investments, as further described in “Future Liquidity. The Company regularly monitors compliance with the various covenants under each of these debt agreements. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us. Future

Speedway Motorsports, Inc. Annual Report on Form 10-K
23

default on any of these covenants could result in default under, or an inability to undertake certain activities in compliance with, the underlying debt agreements. Non-compliance with financial covenant ratios or other covenants could prevent us from being able to access further borrowings under, or require repayment of, our Credit Facility. Our ability to meet those covenants, financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests.

The Credit Facility, the 2009 Senior Notes, and the Senior Subordinated Notes indentures contain cross-default provisions. A default under any of these debt agreements could likely trigger cross-default provisions allowing the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If there were an event of default under any loan agreement, the lenders could elect to declare all amounts outstanding, including accrued interest or other obligations, to be immediately due and payable. If we were unable to repay these amounts, such lenders could proceed against the collateral, if any, granted to them to secure that indebtedness. If any indebtedness were to be accelerated, there can be no assurance that we could repay or refinance the accelerated amounts due.

As a result of these covenants, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted. We may be prevented from engaging in transactions that might otherwise be considered beneficial to us. Should we pursue further development and/or acquisition opportunities, the timing, size and success as well as associated potential capital commitments of which are unknown at this time, we may need to raise additional capital through debt and/or equity financings. There can be no assurance that adequate debt and equity financing will be available, if and when needed, on satisfactory terms or will be permitted under the covenants of the Credit Facility, 2009 Senior Notes or Senior Subordinated Notes. Failure to obtain further financing could have a negative effect on our business and operations.

Management believes the Company was in compliance with all applicable covenants under the Credit Facility, 2009 Senior Notes and Senior Subordinated Notes as of December 31, 2009. At this time, management also believes the Company will remain in compliance with all applicable covenants for at least the next 12 months. However, although not anticipated at this time, significant negative adverse factors such as material tangible, intangible or other asset impairment charges or unforeseen declines in our future profitability or cash flows from ongoing recessionary conditions or other market factors, if large enough individually or in combination, could result in our inability to remain in compliance. These and other possible negative factors that could impact compliance are further described throughout this “Risk Factors” section.

We may be able to incur additional indebtedness in the future.

Despite our level of indebtedness, we may be permitted to incur additional debt in the future. In addition, we may be able to secure this additional debt with Company, subsidiary or new business assets. At December 31, 2009, we had approximately $229.1 million of additional revolving loans available for borrowing under the Credit Facility. The indenture governing the 2009 Senior Notes permits us to refinance our Senior Subordinated Notes due 2013, which are subordinated in right of payment to the 2009 Senior Notes, with senior indebtedness that would rank pari passu in right of payment to the 2009 Senior Notes, at any time. This could further exacerbate the risks associated with our substantial leverage. If new debt is added to our current debt levels, the related risks we now face could intensify.

Furthermore, any additional financing arrangements we enter into may contain additional restrictive and financial covenants. These covenants may restrict or prohibit many actions, including, but not limited to, our ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make capital expenditures or investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets and engage in mergers and consolidations or in sale-leaseback transactions. Failure to maintain compliance with any new covenants could constitute a default, which could accelerate the payment of any amounts outstanding under any new or existing financial agreements.

Government regulation of certain motorsports sponsors could negatively impact the availability of promotion, sponsorship and advertising revenue for us.

The motorsports industry generates significant revenue each year from the promotion, sponsorship and advertising of various companies and their products, some of which are subject to government regulation. Advertising of the alcoholic beverage and tobacco industry is generally subject to greater governmental regulation than advertising by other sponsors of our events. Certain

Speedway Motorsports, Inc. Annual Report on Form 10-K
24

of our sponsorship contracts are terminable upon the implementation of adverse regulations. The alcoholic beverage and tobacco industry has provided substantial financial support to the motorsports industry through, among other things, the purchase of advertising time, the sponsorship of racing teams and the past sponsorship of racing series such as the Busch (now Nationwide) Series, and generally are subject to greater governmental regulation than are other sponsors of our events. We are unaware of any proposed additional governmental regulation that would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage or tobacco industry. We cannot assure you that the alcoholic beverage or tobacco industry will continue to sponsor motorsports events, suitable alternative sponsors could be located or NASCAR will continue to sanction individual racing events sponsored by the alcoholic beverage industry at any of our facilities. Implementation of further restrictions on the advertising or promotion of alcoholic beverage products could adversely affect us.

Our chairman owns a majority of our common stock and will control any matter submitted to a vote of our stockholders.

As of March 1, 2010, Mr. O. Bruton Smith, our Chairman and Chief Executive Officer, beneficially owned, directly and indirectly, 29,000,800 shares of our common stock. As a result, he will continue to control the outcome of substantially all issues submitted to our stockholders, including the election of all of our directors.

In addition, as a “controlled company” within the meaning of the New York Stock Exchange rules, we also qualify for exemptions from certain corporate governance requirements, including the requirement that we have nominating and corporate governance and compensation committees composed entirely of independent directors. Although we qualify, we do not currently use this “controlled company” exemption.

Our oil and gas business incurs financial and operational risks different from those of our other operations.

As further described in Note 15 to the Consolidated Financial Statements, in the fourth quarter 2008, we decided to discontinue our oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries, particularly Russia. Based on an impairment assessment, the estimated fair values of our consolidated foreign investments in oil and gas operations were found substantially diminished and written off as of December 31, 2008 through an impairment charge included in our 2008 loss from discontinued operation. These oil and gas operations have involved business, credit and other risks different from our motorsports operations and the ability to invest and compete successfully and profitably has been subject to many factors outside management’s control. Many of the operating risks and challenges have involved difficult or restrictive governmental situations when attempting to conduct business, access or transfer assets or funds, or facilitate production and similar activities in Russia and other foreign countries.

For each of these investment interests, we may decide to spend, depending on perceived possibilities, or be required to spend certain additional amounts or take legal action to protect or preserve our interest to maintain or maximize the potential recovery value and to protect other aspects of our oil and gas investments. Such additional expenditures, although presently undeterminable, could become material depending on the facts, circumstances and ultimate outcome of any attempted recovery or resolution. Those costs, if significant and ultimately not recovered, could have a material adverse effect on our future financial position, results of discontinued operations or cash flows.

There are many risks generally associated with oil and gas related activities, including environmental, commodities and similar risks common to such activities. Our discontinued oil and gas business has included exploration and production activities that have been less successful than previously anticipated. These investments involve a variety of operating risks, including:

•	fires, explosions, blow-outs, surface cratering and casing collapse;

•	uncontrollable flows of oil, natural gas and formation water;

•	natural disasters, such as earthquakes, and adverse weather conditions; and

•	environmental hazards, such as natural gas leaks, oil spills and pipeline ruptures.

Realization of receivables, investments and other assets are subject to many factors outside management’s control. Factors that can adversely impact realization include changes or deterioration in customer financial condition and creditworthiness, current and future market demand, customary risks associated with oil and gas exploration, production and other business activities, regional and global market demand and economic conditions, including geopolitical situations in and surrounding specific coun -

Speedway Motorsports, Inc. Annual Report on Form 10-K
25

tries or regions, government actions that restrict transactions, access to or transfers of assets or funds, other factors outside of management’s control when conducting activities in Russia and other foreign countries.

Changes in income tax laws could adversely affect our financial condition and results of operations.

At December 31, 2009, net deferred tax liabilities totaled $309.3 million, after reduction for net deferred tax assets of $459,000. At December 31, 2009, valuation allowances of $65.1 million have been provided against deferred tax assets because management is unable to determine that ultimate realization is more likely than not. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. Changes in tax laws, assumptions, estimates or method used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.

Environmental costs may negatively impact our financial condition.

Solid waste landfilling has occurred on and around the property at CMS for many years. If damage to persons or property or contamination of the environment is determined to have been caused by the conduct of our business or by pollutants used, generated or disposed of by us, or which may be found on our property, we may be held liable for such damage and may be required to pay the cost of investigation or remediation, or both, of such contamination or damage. The amount of such liability, as to which we are self-insured, could be material. State and local laws relating to the protection of the environment also can include noise abatement laws that may be applicable to our racing events. Changes in federal, state or local laws, regulations or requirements, or the discovery of previously unknown conditions, could require additional significant expenditures by us for remediation and compliance.

Land use laws may negatively impact our growth.

Our development of new motorsports facilities (and, to a lesser extent, the expansion of existing facilities) requires compliance with applicable federal, state and local land use planning, zoning and environmental regulations. Regulations governing the use and development of real estate may prevent us from acquiring or developing prime locations for motorsports facilities, substantially delay or complicate the process of improving existing facilities or increase the costs of any such activities.

The market price of our common stock could be adversely affected by future exercises or future grants of stock options, restricted stock awards or other stock-based compensation; the sale of shares held by key personnel; or the default of loans under which some of our common stock is pledged.

The market price of our common stock could be adversely affected by the sale of approximately 1,600,000 shares of our common stock issuable upon the exercise of various options under our equity compensation plans; by the issuance or sale of approximately 2,118,000 shares of our common stock available for grant under our equity compensation plans; or by the sale of approximately 29,000,800 shares of our common stock available for resale in compliance with Rule 144 under the Securities Act, including shares held by Mr. O. Bruton Smith, our Chairman and Chief Executive Officer. The market price for our common stock could also be adversely affected if there was a default of one of the loans under which 12,540,000 shares of our common stock, owned by Mr. Smith and Sonic Financial Corporation, our affiliate through common ownership by Mr. Smith, have been pledged.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Speedway Motorsports, Inc. Annual Report on Form 10-K
26

ITEM 2. PROPERTIES

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway as of December 31, 2009 follows:

Atlanta Motor Speedway – AMS is located on approximately 820 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. AMS was built in 1960 and has been owned by us since 1990. In 1997, AMS was completely renovated including reconfiguration to a “state-of-the-art” 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, adding 22,000 permanent seats, including 58 luxury suites, and changing the start-finish line location. AMS also has an on-site 2.5-mile road course. In 1998, lighting was installed for night racing. In recent years, AMS has reconfigured main entranceways and expanded on-site roads to ease congestion, installed new scoreboards, new garage areas, and new infield media and press box centers. AMS has constructed 46 condominiums overlooking the speedway and is marketing the two remaining unsold condominiums. AMS suffered significant tornado damage in 2005 and has since been restored to a leading-edge motorsports facility. In 2006, AMS completed construction of approximately 14,000 new premium front-stretch and club-style permanent seats. AMS is located in a top media market, and has the long-standing reputation of offering fans some of the best on-track competition in NASCAR. Also, there has been significant roadway expansion leading into and surrounding AMS. In 2007 and 2008, AMS expanded its camping, restroom and other fan amenities. At December 31, 2009, AMS had permanent seating capacity of approximately 101,000, including 123 luxury suites.

Bristol Motor Speedway – Acquired by us in 1996, BMS is located on approximately 670 acres in Bristol, Tennessee and is a 0.533-mile, lighted, high-banked concrete oval speedway. BMS also owns and operates a one-quarter mile modern, lighted dragway. We believe BMS is the most popular facility on the Sprint Cup circuit among race fans due to its steep banked turns and lighted nighttime races. We believe spectator demand for our Sprint Cup events at BMS exceeds existing permanent seating capacity. From 1996 through 2002, BMS added over 76,000 new permanent grandstand seats, including 73 new luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. In 1999, BMS reconstructed and expanded its dragstrip into a state-of-the-art dragway, “Thunder Valley”, featuring permanent grandstand seating, luxury suites, and extensive fan amenities. In 2003, BMS constructed approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury sky-box suites. In 2004, BMS completed construction of a modern expansive gift shop adjoining new entertainment, administrative and other marketing facilities that attracts and entertains fans and corporate clientele. In 2005, BMS constructed 37 new luxury sky-box suites and new permanent dragway seats at “Thunder Valley”, which remains one of the most modern, state-of-the art dragways in the country. In 2005 and 2006, BMS continued to improve and expand fan amenities and make other site improvements. In 2007, BMS repaved the steep banked track surface on its speedway, and has since continued to expand its camping, restroom and other fan amenities, and to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. In 2010, BMS plans to renovate and modernize the infield areas of its main speedway. At December 31, 2009, BMS had permanent seating capacity of approximately 158,000, including 196 luxury suites.

Charlotte Motor Speedway – CMS is located on approximately 1,310 acres in Concord, North Carolina, approximately 12 miles northeast of uptown Charlotte, and was among the first superspeedways built. The principal track is a 1.5-mile banked asphalt quad-oval facility, and was the first superspeedway in North America lighted for nighttime racing. CMS also has several lighted “short” tracks (a 1/5-mile asphalt oval, a 1/4-mile asphalt oval and a 1/5-mile dirt oval), as well as a 2.25-mile asphalt road course. In 2000, CMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. From 1997 through 2002, CMS added over 61,000 new permanent seats, including 38 new luxury suites, featuring unique mezzanine level concourses, new stadium-style terrace sections, outstanding views, convenient elevator access and popular food courts for enhanced spectator enjoyment, convenience and accessibility. CMS also has significantly expanded and improved its parking areas to accommodate increased attendance and ease congestion, and widened certain front-stretch concourses and entranceways to improve spectator convenience and accessibility. CMS has significant club-style seating with convenient access to premium restaurant-quality food and beverage service.

In 2004, CMS renovated and modernized its infield garages, media center, and scoring towers and made other facility improvements. The new CMS media center has leading-edge technology infrastructure and access that is increasing appeal for media content providers, sports journalists and others involved in racing communications. In 2005, the exclusive dining and entertain -

Speedway Motorsports, Inc. Annual Report on Form 10-K
27

ment facilities at The Speedway Club at CMS were completely remodeled and now offer expanded premium restaurant, catering and corporate meeting facilities. In 2006, CMS reprofiled and resurfaced its superspeedway, continued improving and expanding concessions, restroom and other fan amenities, expanded available parking to ease congestion and improve traffic flow, and made other site improvements. In 2007, CMS significantly expanded its available hospitality areas and other marketing facilities to better attract and entertain fans and corporate clientele. In 2007, CMS also started to renovate and modernize certain grandstand seating and expand its hospitality areas. In 2008, CMS completed construction of the “zMAX Dragway” where it now hosts two annual NHRA-sanctioned Nationals beginning in 2010. This new leading edge facility features a unique, lighted “four lane” racing configuration, almost 30,000 premium permanent seats (constructed to allow for expansion up to 60,000 seats), 31 luxury suites and upscale food and beverage concession areas. Also in 2008, CMS constructed larger premium permanent seating for a net decrease of approximately 6,000 seats. In 2009, CMS removed approximately 10,000 low demand superspeedway seats and constructed a high-end RV park and campground area, featuring upscale amenities and outstanding views of the entire superspeedway. In 2010, CMS plans to replace certain grandstand seating along its superspeedway front-stretch with new, wider premium permanent seating. At December 31, 2009, CMS had permanent seating capacity of approximately 146,000, including 113 luxury suites.

Infineon Raceway – Acquired by us in 1996, IR is located on approximately 1,600 acres in Sonoma, California and consists of a 2.52-mile, twelve-turn road course, a one-quarter mile modern dragstrip, and a modern, expansive industrial park. From 1997 through 2001, IR added approximately 19,000 new permanent seats, made various grading changes to improve spectator sightlines, expanded and improved spectator amenities, acquired adjoining land to provide additional entrances and expanded spectator parking areas to accommodate attendance increases and ease congestion. In 1998, IR reconfigured its road course for the NASCAR Sprint Cup Series into a 10-turn, 1.99-mile course by creating “The Chute,” which connects Turns 4 and 7. However, the raceway still maintains its traditional 2.52-mile course for other events. The Chute provides spectators with improved sightlines and expanded viewing areas. The shorter course also enabled the raceway to lengthen the NASCAR race by nearly 35 laps. In 2003, IR completed a multi-year major reconfiguration and modernization, adding new permanent seats, including hillside terrace seats, and new luxury suites. IR’s enhancements also included underground pedestrian tunnels to better accommodate pedestrian traffic, a new world-class 16-turn, three-quarter mile karting center, permanent garages for race teams, an expanded modern industrial park, an enlarged pit road to accommodate NASCAR’s 43-car grid, and improved sightlines for better spectator enjoyment. Modernization of IR’s dragstrip facilities was also completed in 2003. In 2006, IR continued improving and expanding its on-site road system and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. In 2007, IR expanded its camping, restroom and other fan amenities, and continued to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. At December 31, 2009, IR had permanent seating capacity of approximately 47,000, including 27 luxury suites, and provides temporary seating and other general admission seating arrangements along its 2.52-mile road course.

Kentucky Speedway – Acquired by us in December 2008, Kentucky Speedway is located in Sparta, Kentucky, approximately one-half hour south of Cincinnati, Ohio, on approximately 820 acres, was opened in 2000 and features a 1.5-mile, asphalt, tri-oval speedway. Kentucky presently annually hosts one NASCAR Nationwide Series, one NASCAR Camping World Truck Series, one IndyCar Series, and other racing events, and does not currently host a NASCAR Sprint Cup Series race. As further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”, Kentucky state lawmakers passed legislation that provides tax incentives for certain qualifying capital projects that would facilitate expansion and improvement of Kentucky facilities within the next few years. Under such legislation, qualifying projects must conduct events that are in the “top” league, series or sanctioned level of their type of event, as defined, have not been previously held in Kentucky, provide permanent seating for 65,000 spectators and be broadcast nationally, among other terms and conditions. Depending on the amounts and limits of passed tax incentives, the Company is contemplating significantly expanding permanent seating at Kentucky, and has begun reconfiguring and expanding onsite roads, available parking, traffic patterns and entrances, and modernizing and expanding concessions, camping, restrooms and other speedway facilities. In 2010, Kentucky may renovate and modernize its infield and permanent seating areas. The contemplated expansion and improvements will involve material capital expenditures over several years in amounts that have not yet been determined. As of December 31, 2009, Kentucky had permanent seating capacity of approximately 69,000, including 53 luxury suites.

Las Vegas Motor Speedway – Acquired by us in 1998, LVMS is located on approximately 1,030 acres in Las Vegas, Nevada, and consists of a 1.5-mile, lighted, asphalt, quad-oval superspeedway, and several other on-site paved and dirt race tracks. These other race tracks include a 1/4-mile dragstrip, 1/8-mile dragstrip, 2.5-mile road course, 1/2-mile clay oval, 3/8-mile paved oval,

Speedway Motorsports, Inc. Annual Report on Form 10-K
28

motocross and other off-road race courses. From 1999 through 2002, LVMS added approximately 7,000 new permanent seats, expanded its concessions and restroom amenities and made other facility improvements. In 2000, LVMS reconstructed and expanded one of its dragstrips into a state-of-the-art dragway, “The Strip at Las Vegas Motor Speedway”, with permanent grandstand seating, luxury suites and extensive fan amenities. “The Strip at Las Vegas Motor Speedway” remains one of the most modern, state-of-the-art dragways in the country. In 2001, LVMS renovated its 3/8-mile paved racetrack, “The Bullring”, where it hosts weekly racing series from March through October. LVMS has significant club-style seating with convenient access to premium restaurant-quality food and beverage service. In 2004, LVMS constructed approximately 14,000 new premium permanent seats. In 2006, LVMS completed construction of approximately 16,000 new permanent grandstand seats. In 2007, LVMS completed construction of one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in motorsports. LVMS also reprofiled the banking of its superspeedway to offer fans the exciting racing inherent in high-bank racing. In recent years, LVMS also continued to expand its camping, restroom and other fan amenities, and to improve and expand onsite roads and available parking to further ease congestion and improve traffic flow. At December 31, 2009, LVMS had permanent seating capacity of approximately 131,000, including 102 luxury suites.

New Hampshire Motor Speedway – Acquired by us in January 2008, NHMS is a multi-use complex located in Loudon, New Hampshire on approximately 1,180 acres approximately 80 miles northwest of Boston, consisting of a 1.058-mile asphalt, oval superspeedway and a 1.6-mile road course. NHMS presently has sanction agreements to host two NASCAR Sprint Cup and one NASCAR Nationwide Series race, among other events and track rentals. Our purchase of NHMS strategically positions us in the northeastern United States in one of the largest media markets in North America. Also, NHMS is the largest sports facility in New England. Management believes its facilities and racing events provide the Company with opportunities for increasing revenues and profitability. Since purchased, NHMS has expanded and modernized various concession and camping areas and other fan amenities, and improved and expanded on-site roads and available parking to further ease congestion and improve traffic flow. In 2009, NHMS also expanded and modernized its infield hospitality areas to enhance the marketing appeal, sightlines and experience for our corporate and other customers. At December 31, 2009, NHMS had permanent seating capacity of approximately 96,000, including 38 luxury suites.

Texas Motor Speedway – TMS, located on approximately 1,490 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway, with an on-site 2.5-mile road course. TMS has constructed 76 condominiums overlooking turn two of the speedway and is marketing five remaining unsold condominiums. TMS also has an executive office tower adjoining the main grandstand overlooking the speedway which houses The Speedway Club at TMS. TMS, one of the largest sports facilities in the United States in terms of permanent seating capacity, hosted its first major NASCAR Sprint Cup Series race in April 1997. We operate the TMS facilities under a 30-year arrangement with the Fort Worth Sports Authority – see Note 2 to the Consolidated Financial Statements for additional information. In 2000, TMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. For several years, TMS has expanded its parking areas and improved traffic control dramatically reducing travel congestion. In 2001, TMS converted approximately 50 suites to speedway club-style seating areas to help meet demand for premium seating and services at its largest events. In 2006, TMS constructed the new Victory Lane Broadcast Center in the infield which is a two-story multi-purpose facility built for television and radio media who provide broadcast coverage of our events. TMS has expanded and increased surrounding interstate access roads and interchanges, bus and tram systems and available parking, lighting for certain parking areas, and reconfigured traffic patterns and entrances to ease congestion and improve traffic flow. In recent years, TMS has expanded its camping, restroom and other fan amenities, and continued to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. In 2009, TMS removed approximately 21,000 low demand seats and constructed a high-end RV park and campground area, featuring upscale amenities and outstanding views of the entire superspeedway. At December 31, 2009, TMS had permanent seating capacity of approximately 137,000, including 194 luxury suites.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
29

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 1, 2010, 42,160,537 shares of common stock were outstanding and held by approximately 2,611 record holders based on information from our stock transfer agent. The Company had no unregistered sales of equity securities during 2009.

We intend to retain a substantial portion of our future earnings to provide funds for the operation and expansion of our business. SMI depends on cash flows and other payments from our speedways and other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and working capital requirements. The Company’s Board of Directors approved aggregate dividends on common stock in 2007 through 2009 as follows (in thousands except per share amounts):

	2009	2008	2007
Cash dividends paid	$15,352	$14,748	$14,625
Dividends per common share	$0.36	$0.34	$0.335

Quarterly dividends were declared in 2009 and annual dividends were declared in 2008 and 2007. All declaration, record and payment dates were in the same fiscal periods. On February 16, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on March 15, 2010 to shareholders of record as of March 1, 2010. All cash dividends were paid using available cash and cash investments. Although the Company plans to continue paying quarterly cash dividends subject to the following limitations and considerations, we may or may not pay similar cash dividends in the future. Any decision concerning the payment of dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under our Credit Facility, 2009 Senior Notes and Senior Subordinated Notes (which are further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Dividends”, and in Note 6 to the Consolidated Financial Statements), and other factors as the Board of Directors or its designees, in their sole discretion, may consider relevant.

The following table sets forth the high and low closing sales prices for SMI’s common stock, as reported by the NYSE for each calendar quarter during the periods indicated:

		High	Low
2009:
First Quarter		$17.80	$9.39
Second Quarter		20.08	11.46
Third Quarter		16.40	13.03
Fourth Quarter		17.78	13.21

2008:
First Quarter		$31.58	$24.28
Second Quarter		27.63	20.38
Third Quarter		22.77	17.72
Fourth Quarter		19.51	11.28

STOCK REPURCHASE PROGRAM

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the Credit Facility and Senior Subordinated Notes (see Note 6 to the Consolidated Financial Statements), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The Company could repurchase up to an additional 1,355,000 shares under the authorization as of December 31, 2009.

Speedway Motorsports, Inc. Annual Report on Form 10-K
30

As set forth in the table below, the Company repurchased 887,000 shares of common stock, all under this program, for approximately $12.6 million in 2009.

Issuer Purchases of Equity Securities under Authorized Programs as of December 31, 2009
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January through September 2009	695,000	$13.88	695,000	547,000
October 2009	66,000	14.72	66,000	481,000
November 2009	60,000	15.48	60,000	421,000
December 2009	66,000	16.47	66,000	1,355,000
Fourth Quarter	192,000	15.56	192,000	1,355,000
Total 2009	887,000	$14.24	887,000	1,355,000

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative stockholder return on the common stock against the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Index and a Peer Group Index for the period December 31, 2004 through December 31, 2009. The Russell 2000 Index was included because management believes, as a small-cap index, it more closely represents companies with market capitalization similar to the Company’s than the Standard & Poor’s 500 Index. The companies used in the Peer Group Index in 2005 through 2009 consist of International Speedway Corporation, Walt Disney Co., and Dover Motorsports, Inc. All companies in the Peer Group Index are publicly traded companies known by management to be involved in the amusement, sports and recreation industries. The graph assumes that $100 was invested on December 31, 2004 in each of the common stock, the Standard & Poor’s 500 Index, the Russell 2000 Index and the Peer Group Index companies, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Speedway Motorsports, Inc., The S&P 500 Index, The Russell 2000 Index

and A Peer Group Index

Speedway Motorsports, Inc. Annual Report on Form 10-K
31

ITEM 6. SELECTED FINANCIAL DATA

All financial data below are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

INCOME STATEMENT DATA(1)

Year Ended December 31:	2009	2008	2007	2006	2005
(in thousands, except per share data)
Revenues:
Admissions	$163,087	$188,036	$179,765	$175,208	$177,352
Event related revenue	178,805	211,630	197,321	183,404	168,359
NASCAR broadcasting revenue	173,803	168,159	142,517	162,715	140,956
Other operating revenue	34,827	43,168	42,030	40,753	42,431
Total revenues	550,522	610,993	561,633	562,080	529,098

Expenses and other:
Direct expense of events	100,922	113,477	100,414	95,990	97,042
NASCAR purse and sanction fees	123,078	118,766	100,608	105,826	96,306
Other direct operating expense	26,208	34,965	34,484	32,568	35,960
General and administrative	84,250	84,029	80,913	78,070	73,281
Depreciation and amortization	52,654	48,146	44,475	40,707	37,607
Interest expense, net	45,081	35,914	21,642	21,011	21,890
Equity investee losses (earnings)(2)	76,657	(1,572)	57,422	3,343	272
Impairment of intangible assets(3)	7,273	–	–	–	–
AMS insurance recovery gain(4)	–	–	–	–	(8,829)
Other expense (income), net	337	(1,077)	5,199	185	(1,632)
Total expenses and other	516,460	432,648	445,157	377,700	351,897

Income from continuing operations before income taxes	34,062	178,345	116,476	184,380	177,201
Provision for income taxes	(40,220)	(72,442)	(64,892)	(66,930)	(68,277)
Income (loss) from continuing operations	(6,158)	105,903	51,584	117,450	108,924
Loss from discontinued operation, net of taxes(5)	(4,145)	(25,863)	(13,190)	(6,228)	(789)
Net Income (Loss)	$(10,303)	$80,040	$38,394	$111,222	$108,135

Basic earnings (loss) per share:
Continuing operations	$(0.14)	$2.44	$1.18	$2.68	$2.48
Discontinued operation	(0.10)	(0.60)	(0.30)	(0.14)	(0.02)
Net Income (Loss)	$(0.24)	$1.84	$0.88	$2.54	$2.46
Weighted average shares outstanding	42,657	43,410	43,735	43,801	43,908
Diluted earnings (loss) per share:
Continuing operations	$(0.14)	$2.44	$1.17	$2.67	$2.47
Discontinued operation	(0.10)	(0.60)	(0.30)	(0.14)	(0.02)
Net Income (Loss)	$(0.24)	$1.84	$0.87	$2.53	$2.45
Weighted average shares outstanding	42,657	43,423	43,906	44,006	44,178

BALANCE SHEET DATA(1)
Cash, cash equivalents and short-term investments	$98,626	$58,065	$168,462	$121,139	$120,910
Equity investment in associated entity(2)	–	77,066	76,678	135,346	136,842
Goodwill and other intangible assets(3)(6)	575,996	583,328	155,993	156,122	159,929
Assets of discontinued operation(5)	101	2,101	2,936	12,975	28,236
Total assets	1,969,021	2,034,409	1,578,320	1,583,408	1,514,426
Long-term debt, including current maturities:
Revolving credit facility	70,000	350,000	98,438	98,438	50,000
Bank term loan	–	–	–	–	50,000
Senior notes(7)	267,034	–	–	–	–
Senior subordinated notes	330,000	330,000	330,000	330,000	330,000
Other debt(1)	5,328	6,480	22	44	235
Liabilities of discontinued operation(5)	1,014	382	961	221	490
Stockholders’ equity	848,213	885,362	827,671	820,089	726,148
Cash dividends per share of common stock	$0.36	$0.34	$0.335	$0.33	$0.32

Speedway Motorsports, Inc. Annual Report on Form 10-K
32

Non-GAAP Financial Information and Reconciliation – Income (loss) from continuing operations, and diluted earnings (loss) per share from continuing operations, before equity investee earnings or losses and other adjustments set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income (loss) and diluted earnings (loss) per share, income (loss) from continuing operations, and diluted earnings (loss) per share from continuing operations. Non-GAAP income from continuing operations and diluted earnings per share from continuing operations below are derived by adjusting GAAP basis amounts for certain items presented in the following selected income statement data net of income taxes based on applicable effective rates. These adjustments are described below in the indicated footnotes. The following schedule reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. This schedule also separately presents net income (loss) and diluted earnings (loss) per share for the Company’s consolidated operations, discontinued operations, equity investee earnings or losses of MA, and the Company’s income from continuing operations excluding MA equity investee earnings or losses, all net of taxes.

This non-GAAP financial information is presented nowhere else in this Annual Report. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately presents equity investee earnings or losses and adjusts for transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing the Company’s results of operations separate from equity investees for the periods presented. Management uses the non-GAAP information to assess the Company’s operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate and adjusted information better reflects ongoing operating results. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income, diluted earnings, or income and diluted earnings per share from continuing operations, determined in accordance with GAAP. See Note 15 to the Consolidated Financial Statements for additional information on discontinued operations, and Note 2 “Joint Venture Equity Investment” to the Consolidated Financial Statements for additional information on the Company’s equity investment.

Year Ended December 31:	2009	2008	2007	2006	2005
(in thousands, except per share data)
Consolidated net income (loss) using GAAP	$(10,303)	$80,040	$38,394	$111,222	$108,135
Loss from discontinued operation(5)	4,145	25,863	13,190	6,228	789
Consolidated income (loss) from continuing operations	(6,158)	105,903	51,584	117,450	108,924
Equity investee losses (earnings)(2)	76,657	(1,572)	57,422	2,138	167
Consolidated income from continuing operations excluding equity investee losses (earnings)	70,499	104,331	109,006	119,588	109,091
Non-GAAP adjustments (net of taxes):
Impairment of intangible assets(3)	4,407	–	–	–	–
AMS insurance recovery gain(4)	–	–	–	–	(5,430)
Non-GAAP income from continuing operations	$74,906	$104,331	$109,006	$119,588	$103,661
Consolidated diluted earnings (loss) per share using GAAP	$(0.24)	$1.84	$0.87	$2.53	$2.45
Discontinued operation(5)	0.10	0.60	0.30	0.14	0.02
Consolidated diluted earnings (loss) per share from continuing operations	(0.14)	2.44	1.17	2.67	2.47
Equity investee losses (earnings)(2)	1.80	(0.04)	1.31	0.05	–
Diluted earnings per share from continuing operations excluding equity investee losses (earnings)	1.66	2.40	2.48	2.72	2.47
Non-GAAP adjustments:
Impairment of intangible assets(3)	0.10	–	–	–	–
AMS insurance recovery gain(4)	–	–	–	–	(0.12)
Non-GAAP diluted earnings per share from continuing operations	$1.76	$2.40	$2.48	$2.72	$2.35

Speedway Motorsports, Inc. Annual Report on Form 10-K
33

(1)	As further discussed in Notes 1 and 14 to the Consolidated Financial Statements, the Company purchased NHMS on January 11, 2008 for cash of approximately $340.0 million and Kentucky on December 31, 2008 through satisfaction of $63.3 million in debt, payment of $7.5 million over 5 years, and a contingent payment of an additional $7.5 million over 5 years commencing upon satisfaction of specified conditions. These purchases were funded with available cash and borrowings under the Credit Facility. The purchase method was used to account for these acquisitions and the results of operations after acquisition are included in the Company’s consolidated statements of operations.

(2)	In August 2005, the Company and ISC formed an equally-owned joint venture, operating independently as Motorsports Authentics, to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. In September 2005, MA acquired certain assets and operations of Team Caliber, and in December 2005, Action Performance Companies, Inc. was purchased for approximately $245 million in cash plus transaction costs. The purchase price was funded with available cash and cash equivalents. The Company uses the equity method of accounting for its 50% ownership in MA.

As further described in Note 2 to the Consolidated Financial Statements, “Joint Venture Equity Investment”, the carrying value of our MA equity investment was reduced to $0 at December 31, 2009. This reduction reflects our 50% share of MA’s sizable 2009 and 2007 non-cash impairment charges for inventory, goodwill and other long-lived tangible and intangible assets and historical operating results, and our other than temporary impairment charge for 2009. There were no income tax benefits associated with these impairment charges and historical operating results. Additional information on impairment charges and assessments and MA’s historical operating results is described in Note 2 and is not repeated here.

(3)	As further described in Note 5 to the Consolidated Financial Statements, impairment of intangible assets in 2009 reflects a non-cash charge related to other intangible assets and goodwill associated with recent potentially unfavorable developments for certain promotional contracts and operations of TSI. Income tax benefits of $2.9 million were associated with this charge.

(4)	AMS insurance recovery gain represents a 2005 gain related to resolution of insurance recoveries and damaged property and equipment claims associated with a tornado that struck AMS in July 2005. Settlement of insurance claims was substantially completed in the fourth quarter 2005, and a gain from insurance recoveries upon final resolution of insurance claims was recognized net of a loss on damaged property and equipment. Income taxes of $3.4 million were associated with this gain.

(5)	As further discussed in Note 15 to the Consolidated Financial Statements, in the fourth quarter 2008, we discontinued our oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. The net assets and operating results for these oil and gas activities, including all prior periods presented, have been reclassified as discontinued operations in our consolidated financial statements. Based on our impairment assessment, the estimated fair values of our consolidated foreign investments in oil and gas operations were found substantially diminished and written off as of December 31, 2008 through an impairment charge included in our 2008 loss from discontinued operation. Loss from discontinued operation is reported net of income tax benefits of $1.7 million for 2008, $6.4 million for 2007, $3.8 million for 2006, and $508,000 for 2005, and there was no income tax benefit for 2009.

(6)	Increases in the gross carrying value of other intangible assets and goodwill in 2008 reflect purchase accounting for the NHMS acquisition in January 2008 as further described in Note 1 “2008 New Hampshire Motor Speedway Acquisition” and Note 14 to the Consolidated Financial Statements. Other intangible assets acquired consist of nonamortizable race event sanctioning and renewal agreements to annually host two NASCAR Sprint Cup and one NASCAR Nationwide Series racing events.

(7)

As further described in Note 6 to the Consolidated Financial Statements, in May 2009, we completed a private placement of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275.0 million and issued at 96.8% of par value. Net proceeds, after commissions and fees, approximated $261.0 million and were used to reduce outstanding borrowings under our Credit Facility. In October 2009, we exchanged these notes for substantially identical notes registered under the Securities Act, which closed in November 2009. As of December 31, 2009, the 2009 Senior Notes carrying value is reported net of issuance discount of $8.0 million.

Speedway Motorsports, Inc. Annual Report on Form 10-K
34

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s results of operations and financial condition as of December 31, 2009 should be read in conjunction with our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report. Also, additional information on the Company’s revenues and operations can found above in “Business – General Overview and Operating Strategy”.

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

Management does not believe the Company’s financial performance has been materially affected by inflation.

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

“Other operating revenue” includes: revenues of TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; certain merchandising revenues of SMI Properties; car and part sales of US Legend Cars; restaurant, catering and membership income from the Speedway Clubs at CMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant®; and industrial park and office rentals. “Earnings or losses on equity investees” includes the Company’s share of its Motorsports Authentics merchandising joint venture equity investee profits or losses. The Company’s revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than non-event merchandise sales, as well as sales of TSI, Legends Cars, Oil-Chem, SMI Properties, or other operating revenues.

The Company classifies expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school and karting revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services. “NASCAR purse and sanction fees” includes payments to, and portions of broadcasting revenues retained by, NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of TSI and certain SMI Properties merchandising, Legends Cars, Speedway Clubs, Oil-Chem and industrial park and office tower rental revenues.

See Note 13 to the Consolidated Financial Statements for operating and other financial information on the Company’s reporting segments.

Racing Events – The Company derives a substantial portion of its total revenues from admissions, event related and NASCAR broadcasting revenue.

In 2010, the Company plans to hold 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also plans to hold eight NASCAR Camping World Truck Series racing events, three NASCAR K&N Pro Series racing events, three IRL racing events, six major NHRA racing events, three WOO racing events, and one ARCA racing event.

In 2009, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. These 23 major scheduled NASCAR-sanctioned races include the Nationwide Series race at Kentucky pur -

Speedway Motorsports, Inc. Annual Report on Form 10-K
35

chased in December 2008. The Company also held eight NASCAR Camping World Truck Series racing events, three IRL racing events, five major NHRA racing events, two ARCA racing events, and three WOO racing events. In 2008, the Company held 22 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and nine Nationwide Series racing events. These 22 major NASCAR-sanctioned races include the two Sprint Cup and one Nationwide Series races at NHMS purchased in January 2008. The Company also held eight NASCAR Camping World Truck Series racing events, two IRL racing events, five major NHRA racing events, and two WOO racing events. In 2007, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 Sprint Cup and eight Nationwide Series racing events, seven NASCAR Camping World Truck Series racing events, two IRL racing events, four major NHRA racing events, and two WOO racing events.

Set forth below is certain comparative summary information with respect to the Company’s major NASCAR-sanctioned racing events scheduled in 2010 and events held in 2009, 2008, and 2007:

	Number of major NASCAR-sanctioned events
	2010	2009	2008	2007
1st Quarter	5	5	6	6
2nd Quarter	9	9	8	6
3rd Quarter	5	5	3	2
4th Quarter	4	4	5	5
Total	23	23	22	19

The table below shows the relationship of our income and expenses relative to total revenue for the three years ended December 31, 2009:

	Percentage of Total Revenue
Year Ended December 31:	2009	2008	2007
Revenues:
Admissions	29.6%	30.8%	32.0%
Event related revenue	32.5	34.6	35.1
NASCAR broadcasting revenue	31.6	27.5	25.4
Other operating revenue	6.3	7.1	7.5
Total revenues	100.0	100.0	100.0

Expenses and other:
Direct expense of events	18.3	18.6	17.9
NASCAR purse and sanction fees	22.4	19.4	17.9
Other direct operating expense	4.8	5.7	6.1
General and administrative	15.3	13.8	14.4
Depreciation and amortization	9.5	7.9	7.9
Interest expense, net	8.2	5.9	3.9
Equity investee losses (earnings)	13.9	(0.3)	10.2
Impairment of intangible assets	1.3	–	–
Other expense (income), net	0.1	(0.2)	1.0
Total expenses and other	93.8	70.8	79.3
Income from continuing operations before income taxes	6.2	29.2	20.7
Income tax provision	(7.3)	(11.9)	(11.6)
Income (loss) from continuing operations	(1.1)	17.3	9.1
Loss from discontinued operation, net of taxes	(0.8)	(4.2)	(2.3)
Net Income (Loss)	(1.9)%	13.1%	6.8%

Speedway Motorsports, Inc. Annual Report on Form 10-K
36

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General operating factors – including ongoing uncertainty of the weak economic conditions and tightened credit and financial markets (also discussed in Item 1A “Risk Factors”)

•	Our long-term, multi-year contracted revenues are significant

•	Non-event and event souvenir and other merchandising revenues

•	2010 earnings guidance

Items discussed elsewhere in indicated sections of this report:

•

Issuance of 8 3/4% Senior Notes due 2016 in aggregate principal of $275.0 million in May 2009 (discussed in Note 6 to the Consolidated Financial Statements, below in “Future Liquidity”, and Item 1A “Risk Factors”)

•	Amendment and Restatement of the Company’s Credit Facility in July 2009 (discussed in Note 6 to the Consolidated Financial Statements, below in “Future Liquidity”, and Item 1A “Risk Factors”)

•	Motorsports Authentics merchandising joint venture, including 2009 impairment charges (discussed in Note 2 to the Consolidated Financial Statements and Item 1A “Risk Factors”)

•	Impairment charge on certain intangible assets in 2009 (discussed in Note 5 to the Consolidated Financial Statements)

•	Eight-year NASCAR broadcasting rights agreement (discussed below in “Future Liquidity”)

•	Possible capital expenditures (discussed below in “Liquidity and Capital Resources – Capital Expenditures” and Item 1A “Risk Factors”)

•	Discontinued oil and gas operations (discussed in Note 15 to the Consolidated Financial Statements and Item 1A “Risk Factors”)

•	Additional repurchases of common stock approved (discussed in “Future Liquidity – Stock Repurchase Program”)

•	Quarterly cash dividends on common stock (discussed below in “Liquidity and Capital Resources – Dividends”)

General Factors and Current Operating Trends – The Company’s results for the 2009 race season reflect decreases in admissions, luxury suite rentals, track rentals, driving schools, onsite advertising, NASCAR ancillary rights, souvenir merchandising, sponsorships, food and beverage concessions and other event related revenue categories. Management believes these revenues were negatively impacted by declines in consumer and corporate spending from the recession, difficult credit and housing markets, and other economic factors as further described below. Despite the year-over-year declines, we believe these 2009 results position us favorably relative to other destination-based entertainment companies, and demonstrate that our core fan and corporate customer interest remains strong for SMI’s premier venues. For upcoming 2010 events, ticket sales at most of the Company’s major events are below ticket sales at this same time last year. In 2009, and again in 2010, management has reduced many ticket and concession prices, offered extended payment terms to many ticket buyers (although generally not beyond when events are held), and implemented various promotional campaigns to help foster fan support and mitigate any near-term demand weakness. Lower ticket prices in 2009 constituted approximately 78% of the total decline in admissions revenues for NASCAR-sanctioned Sprint Cup and Nationwide series racing events as compared to 2008. Also, the Company has increased advertising and other promotional activities to help offset the ongoing impact of these adverse economic and market conditions. Admission revenues have declined recently from both fewer fans attending our race events and from lower average ticket prices resulting from these special promotions. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

Many of the Company’s 2010 NASCAR Sprint Cup and Nationwide Series event sponsorships, and for years beyond 2010, are already sold. The 2009 broadcast television and cable ratings for the NASCAR Sprint Cup and Nationwide Series have shown decreases from the prior year, and are showing year-to-date decreases for 2010. However, almost 4.0 million fans attended the Company’s events in 2009, demonstrating that demand and appeal for motorsports entertainment in our markets has remained

Speedway Motorsports, Inc. Annual Report on Form 10-K
37

strong even in challenging circumstances. Also, the Sprint Cup Series continues as the second highest rated regular season televised sport (only the National Football League is higher), and the NASCAR Nationwide Series was the second, and the NASCAR Camping World Truck Series was the third, highest rated motorsports series on television. As described below, much of our future revenues are already contracted under these and other long-term contracts, including television broadcasting rights revenue. In 2010 and future seasons, NASCAR has made, and will likely continue making, refinements to racing rules, technical changes and other adjustments as a sanctioning body to enhance on-track racing competition and excitement and generate additional fan interest. Such refinements include the recently reintroduced “double-file restarts”, changing from rear wings to spoilers on certain “Car of Tomorrow” models, and introducing a new redesigned race car for the Nationwide racing series. Also, the introduction of female race drivers, such as Danica Patrick into the Nationwide race series, is expected to generate substantial media interest and focus, and represents one of the many sizeable and largely untapped demographics in NASCAR racing. We believe these, as well as other ongoing industry developments, are favorable, long-term industry changes that provide us with many new marketing and future growth opportunities.

Many economic and geopolitical factors, including those described in Item 1A Risk Factors which are not repeated here, have and may continue to dampen consumer and corporate spending. Many factors related to discretionary consumer and corporate spending are adversely impacting recreational and entertainment spending resulting in a negative impact on our motorsports and non-motorsports activities. As reflected in our “2010 Earnings Guidance” below, we believe reduced consumer and corporate spending will continue to negatively impact admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, driving school, and luxury suite and other track rentals, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. As further described in Item 1A Risk Factors, a lack of competitiveness in Sprint Cup Series races, the closeness of the championship points race, race car driver popularity, and the success of NASCAR racing in general, in any particular racing season, can also significantly impact our operating results. These and other factors can affect attendance, media attention and the marketing appeal of Sprint Cup racing events, as well as other events surrounding Sprint Cup race weekends.

Historically low levels of consumer confidence, difficult residential real estate and mortgage markets, unprecedented stock market declines, tight consumer and business credit markets, among other recessionary conditions and geopolitical and economic factors, have dampened and may continue to dampen consumer spending. The strength of the US economy, including the financial and credit markets, currently remains uncertain due to these factors. Government responses and actions may or may not successfully restore stability to the credit and consumer markets and improve economic conditions in the foreseeable future. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowings conditions for consumers and corporate customers. Whether or when these severe conditions might improve cannot be determined at this time. Each of these negative factors, and particularly when combined, have and may further adversely impact various industries of our present and potential consumer and corporate customers, resulting in further spending declines that could adversely impact our revenues and profitability.

Certain NASCAR Sprint Cup and Nationwide race team owners have announced difficulties in securing adequate sponsorship funding for 2010 and possibly future racing seasons. It is believed that these difficult economic and market factors are resulting in delayed decisions regarding race team sponsorship by certain current and potential new sponsors. Without adequate sponsorship funding, some team owners could decide not to operate, participate in fewer races, or operate fewer race cars for multi-car teams. A reduced number of racing competitors, particularly popular drivers, could lessen on-track competition and the appeal of racing. Also, new or changed racing teams could be formed with drivers that generate less fan interest or race less competitively. These and similar factors can affect attendance at NASCAR Sprint Cup and Nationwide racing events, as well as corporate marketing interest, that can significantly impact our operating results.

All of the aforementioned factors, among others, can have a material adverse impact on our future operating results, cash flows and growth. However, management believes our strong operating cash flow will continue, and that long-term ticket demand, including corporate marketing and promotional spending, should grow when recessionary conditions end.

Our Long-term, Multi-year Contracted Revenues Are Significant – Much of our total revenue is generated under long-term contracts, which management believes helps solidify our financial strength and stabilize our earnings and cash flows. The term of the

Speedway Motorsports, Inc. Annual Report on Form 10-K
38

eight-year NASCAR television broadcast agreement is through 2014, and many of our sponsorships and other corporate marketing contracts are for multiple years, which helps provide revenue and other financial stability. We believe the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. We also have contracted revenues under several long-term operating leases for various office, warehouse and industrial park space to various entities largely involved in motorsports. We believe the substantial amount of total revenue generated under our long-term contracts, such as those described above, helps stabilize the Company’s financial resilience and profitability during difficult recessionary economic conditions.

The Company’s naming rights agreement that renamed Charlotte Motor Speedway as Lowe’s Motor Speedway expired after 2009, and will not be renewed. The expiring agreement provided significant contracted revenues, and there can be no assurance the Company will execute any replacement agreements on acceptable terms. The Company does not expect costs incurred for renaming the speedway facility, and replacing promotional signage, materials and merchandise, to have a material adverse effect on the Company’s future financial condition, operating results or cash flows.

Non-Event and Event Souvenir and Other Merchandising Revenues – Management continues to seek new merchandising opportunities, including expanded product offerings through electronic media promotional programming, and marketing of motorsports and non-motorsports related souvenir merchandise at our speedways, third party speedways and other venues, and with corporate customers. The Company’s merchandising event related and other operating revenues may increase or decrease depending on, among other factors, the success of such efforts. Future profits or losses could be affected by or depend on future demand, trends, recessionary and other market conditions and factors such as the success of motorsports and popularity of its licensed drivers and teams, particularly NASCAR’s Sprint Cup Series, the success of the “Car of Tomorrow” or other future redesigned racing cars, increased competition for products sold under non-exclusive licenses, expanded licensing by licensors to competitors selling products similar to those under non-exclusive licenses, nonrenewal of exclusive or non-exclusive licenses upon expiration, and other competition for the Company’s non-event products and outside venues. The Company’s ability to compete successfully depends on a number of factors both within and outside management’s control. These revenue items may produce lower operating margins than broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals. While our revenues may increase, there may be associated increases in receivables and inventory levels whose realization is subject to changes in market and economic conditions and other factors that might adversely impact realization. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations. See Note 3 to the Consolidated Financial Statements for additional information on provisions reflected for inventory realization assessments.

2010 Earnings Guidance – In connection with the Company’s fourth quarter and full year 2009 earnings release, management provided full year 2010 guidance of $1.00-$1.40 per diluted share from continuing operations, assuming current industry trends continue, and excluding Motorsports Authentics joint venture results, capital expenditures exceeding current plans, further impact of uncertain and unprecedented credit and economic conditions, poor weather surrounding events and other unforeseen factors. The wide range of earnings guidance reflects ongoing weak economic conditions and uncertainty regarding economic recovery.

YEAR OVER YEAR COMPARISONS OF OPERATING RESULTS

In addition to the comparative information below, certain non-GAAP financial information is set forth in Item 6 Selected Financial Data which management believes, among other things, helps in understanding and comparing the Company’s results of operations.

The more significant racing schedule changes during the last three years include the following:

•	In 2009, one NASCAR Sprint Cup Series racing event at CMS was postponed and shortened due to poor weather

•	Pole position qualifying for certain NASCAR racing events was cancelled due to poor weather (one in 2009, four in 2008 and one in 2007)

•	In 2009, one NASCAR Nationwide, one NASCAR Camping World Truck and one IRL Series racing event was held at Kentucky purchased in December 2008

•	In 2008, one NASCAR Camping World Truck Series racing event was held at AMS that was not held in 2009

Speedway Motorsports, Inc. Annual Report on Form 10-K
39

•	Two NASCAR Sprint Cup, one Nationwide and one Camping World Truck Series racing events were held at NHMS purchased in January 2008

•	CMS held a new major NHRA racing event in 2008

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

Total Revenues for 2009 decreased by $60.5 million, or 9.9%, from such revenues for 2008 due to the factors discussed below.

Management believes admissions, many event related revenue categories, and other operating revenues were negatively impacted by declines in consumer and corporate spending due to the weak economic conditions and difficult consumer credit and housing markets, and by poor weather surrounding certain NASCAR racing events held at CMS and NHMS in the second quarter 2009.

Admissions for 2009 decreased by $24.9 million, or 13.3%, from such revenue for 2008. This decrease is due primarily to both lower overall admissions and lower average ticket prices from special promotions at NASCAR-sanctioned racing events held in 2009 as compared to 2008. Lower ticket prices in 2009 constitute approximately 78% of this total decline in admissions revenues for NASCAR-sanctioned Sprint Cup and Nationwide Series racing events as compared to 2008. The overall decrease was partially offset by hosting NASCAR Nationwide and Camping World Truck and IRL Series racing events at Kentucky purchased in December 2008.

Event Related Revenue for 2009 decreased by $32.8 million, or 15.5%, from such revenue for 2008. The decrease is due primarily to lower track rental, driving school, luxury suite rental, souvenir merchandising, NASCAR ancillary rights, food and beverage concessions and onsite advertising revenues and, to a lesser extent, sponsorship revenues, associated with NASCAR-sanctioned racing events held in 2009 as compared to 2008. The overall decrease was partially offset by event related revenues from the NASCAR Nationwide and Camping World Truck and IRL Series racing events held at Kentucky purchased in December 2008 and, to a lesser extent, higher radio broadcasting revenues as compared to 2008.

NASCAR Broadcasting Revenue for 2009 increased by $5.6 million, or 3.4%, over such revenue for 2008. This increase is due primarily to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in 2009 as compared to 2008.

Other Operating Revenue for 2009 decreased by $8.3 million, or 19.3%, from such revenue for 2008. This decrease is due primarily to lower non-event souvenir merchandising and, to a lesser extent, Legends Car and Speedway Club revenues in 2009. The overall decrease was partially offset by an increase in Oil-Chem revenues in 2009.

Direct Expense of Events for 2009 decreased by $12.6 million, or 11.1%, from such expense for 2008. This decrease reflects lower operating costs associated with NASCAR, IRL and other racing events, including cost reduction efforts, and lower admissions and event related revenues as compared to 2008. The decrease also reflects lower operating costs associated with the declines in event souvenir merchandising revenues and repairs and maintenance, and lower advertising and other operating costs associated with CMS’s major NHRA racing event as compared to its inaugural event held in 2008.

The overall decrease was partially offset by operating costs associated with the NASCAR Nationwide and Camping World Truck and IRL Series racing events held in 2009 at Kentucky purchased in December 2008. The overall decrease was also partially offset by additional operating costs resulting from delays and postponement of certain NASCAR racing events at CMS in the second quarter 2009 due to poor weather. Excluding the new racing events at Kentucky, direct expense of events declined by approximately 15% as compared to 2008.

NASCAR Purse and Sanction Fees for 2009 increased by $4.3 million, or 3.6%, over such expense for 2008. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in 2009. The increase is also due to contracted race purse and sanctioning fees for the NASCAR Nationwide and Camping World Truck Series racing events held at Kentucky purchased in December 2008.

Speedway Motorsports, Inc. Annual Report on Form 10-K
40

Other Direct Operating Expense for 2009 decreased by $8.8 million, or 25.0%, from such expense for 2008. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising and, to a lesser extent, Legends Car and Speedway Club revenues in 2009. The overall decrease was partially offset by an increase in operating costs associated with higher Oil-Chem revenues in 2009.

General and Administrative Expense for 2009 increased by $221,000, or 0.3%, over such expense for 2008. This increase is due primarily to operating costs associated with Kentucky purchased in December 2008. The increase also reflects higher property taxes as compared to 2008. The overall increase was partially offset by lower operating costs, including cost reduction efforts and reduced legal costs, and a combination of individually insignificant items. Excluding Kentucky purchased in December 2008, general and administrative expense declined by approximately 5% as compared to 2008.

Depreciation and Amortization Expense for 2009 increased by $4.5 million, or 9.4%, over such expense for 2008. This increase is due primarily to Kentucky purchased in December 2008 and CMS’s dragway opened in September 2008.

Interest Expense, Net for 2009 was $45.1 million compared to $35.9 million for 2008. This change reflects the interest expense associated with the 2009 Senior Notes issued in May 2009, and lower invested cash balances and earned interest rates and lower capitalized interest in 2009 as compared to 2008. Those changes were offset by lower average credit facility borrowings outstanding, lower average interest rates on credit facility borrowings, and lower interest expense associated with a cash flow hedge swap agreement as compared to 2008. See Note 6 to the Consolidated Financial Statements for additional information.

Equity Investee Losses for 2009 were $76.7 million compared to equity investee earnings of $1.6 million for 2008, and include the Company’s 50% share of joint venture equity investee operating results and its other than temporary impairment charges for MA in 2009. As further discussed in Note 2 to the Consolidated Financial Statements, MA fiscal 2009 operating results include sizable impairment charges to reduce MA’s business net assets to estimated fair value, and the Company’s carrying value for this equity investment was reduced to $0 at December 31, 2009 (impairment charges included in the Company’s results totaled $74.5 million with no income tax benefits). Also, MA fiscal 2008 results reflect increased merchandise sales of a popular NASCAR driver and material MA licensor who changed racing teams at the end of 2007. There were no similar changes that favorably impacted MA fiscal 2009 results. Also, MA fiscal 2009 results were negatively impacted by decreased attendance at motorsports racing events and reduced discretionary spending from recessionary conditions.

Impairment of Intangible Assets in 2009 represents a non-cash, pre-tax charge related to other intangible assets and goodwill associated with recent potentially unfavorable developments for certain promotional contracts and operations of TSI as further discussed in Note 5 to the Consolidated Financial Statements.

Other Expense, Net for 2009 was $337,000 compared to other income, net of $1.1 million for 2008. This change reflects recognition of smaller gains associated with certain SMI property in 2009 as compared to 2008. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. As further discussed in Notes 2 and 8 to the Consolidated Financial Statements, the 2009 tax rate was negatively impacted by increases in valuation allowances against deferred tax assets associated with MA equity investee losses and decreases in income exempt from income taxes, and was positively impacted by decreases in income tax liabilities for settlements with taxing authorities. Without these valuation allowances, the Company’s effective tax rate for 2009 would have been 30.4%. The Company’s effective income tax rate for 2008 was 40.6%. The 2008 rate reflects higher state income tax rates associated with accounting for the future income tax effect of temporary differences between financial and income taxes bases of assets and liabilities associated with NHMS.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 15 to the Consolidated Financial Statements, in the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. The operating results for all oil and gas activities have been reclassified as discontinued operations using applicable authoritative guidance. The higher loss in 2008 is due primarily to an impairment charge related to the Company’s consolidated foreign investments in oil and gas operations. The loss for 2009 reflects costs incurred primarily for maintenance, legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any, and recovery of previously reserved receivables through favorable settlements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
41

Net Loss for 2009 was $10.3 million compared to net income of $80.0 million for 2008. This change is due to the factors discussed above.

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

As discussed above, the Company purchased NHMS in January 2008 using available cash and borrowings under its Credit Facility. The 2008 operating results, as compared to 2007, reflect racing events held at NHMS, along with attendant increases in overhead and interest expenses. As discussed in Note 15 to the Consolidated Financial Statements, the Company decided to discontinue its oil and gas operations in the fourth quarter 2008. Those operations are presented herein as discontinued operations and all prior periods presented have been reclassified.

Total Revenues for 2008 increased by $49.4 million, or 9%, over such revenues for 2007 due to the factors discussed below.

Admissions for 2008 increased by $8.3 million, or 5%, over such revenue for 2007. This increase is due primarily to hosting NASCAR-sanctioned racing events at NHMS acquired in January 2008 and, to a lesser degree, an inaugural major NHRA racing event at the then newly constructed CMS dragway. The overall increase was partially offset by lower overall attendance at several NASCAR-sanctioned racing events held in 2008. Admission revenues for 2008 also reflect LVMS’s decision to pass along savings from repealed taxes on certain admission revenues to its fans by reducing various ticket prices to help foster fan support.

Management believes admissions were negatively impacted by declines in consumer spending due to higher fuel prices and difficult consumer credit and housing markets, and by poor weather surrounding certain NASCAR racing events held during 2008.

Event Related Revenue for 2008 increased by $14.3 million, or 7%, over such revenue for 2007. This increase is due to hosting NASCAR-sanctioned racing events at NHMS acquired in January 2008 and, to a lesser degree, the inaugural major NHRA racing event at the then newly constructed CMS dragway. The increase also reflects approximately 6% higher sponsorship and other marketing event related revenues associated primarily with NASCAR-sanctioned racing events at other Company speedways as compared to 2007. The overall increase was partially offset by approximately 11% lower food and beverage concession commissions and radio broadcasting and, to a lesser extent, souvenir merchandising revenues associated with NASCAR-sanctioned racing events at other Company speedways as compared to 2007.

Management believes concessions, souvenir merchandising and certain other event related revenues were negatively impacted by declines in consumer spending from higher fuel prices and difficult consumer credit and housing markets, and by poor weather surrounding certain NASCAR racing events held during 2008.

NASCAR Broadcasting Revenue for 2008 increased by $25.6 million, or 18%, over such revenue for 2007. This increase is due primarily to hosting NASCAR-sanctioned racing events at NHMS acquired in January 2008 and, to a lesser degree, higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at other Company speedways as compared to 2007.

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

Direct Expense of Events for 2008 increased by $13.1 million, or 13%, over such expense for 2007. This increase is due to hosting NASCAR-sanctioned racing events at NHMS acquired in January 2008 and, to a lesser extent, the inaugural major NHRA racing event at the then newly constructed CMS dragway. The increase also reflects approximately 18% higher souvenir merchandising operating, advertising, repairs and maintenance costs at other Company speedways as compared to 2007. The increase also reflects current period reporting of certain event revenue based compensation in direct expense of events that was reported as general and administrative expense for 2007. The overall increase was partially offset by lower taxes on certain LVMS admissions revenue as compared to 2007.

Speedway Motorsports, Inc. Annual Report on Form 10-K
42

NASCAR Purse and Sanction Fees for 2008 increased by $18.2 million, or 18%, over such expense for 2007. This increase is due primarily to hosting NASCAR-sanctioned racing events at NHMS acquired in January 2008 and, to a lesser degree, higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held at other Company speedways as compared to 2007.

Other Direct Operating Expense for 2008 increased by $481,000 or 1%, over such expense for 2007. This increase is due primarily to approximately 6% higher operating costs associated with non-event motorsports merchandising. The overall increase was partially offset by approximately 6% lower operating costs associated with the Speedway Clubs and Oil-Chem in 2008.

General and Administrative Expense for 2008 increased by $3.1 million, or 4%, over such expense for 2007. This increase is due primarily to operating costs associated with NHMS acquired in January 2008 and, to a lesser degree, higher non-event insurance, utility and charitable contribution costs at other Company speedways as compared to 2007. The overall increase was partially offset by current period reporting of certain event revenue based compensation in direct expense of events that was reported as general and administrative expense for 2007, and to a combination of individually insignificant items.

Depreciation and Amortization Expense for 2008 increased by $3.7 million, or 8%, over such expense for 2007. This increase is due primarily to increased depreciation expense from the purchase of NHMS in January 2008, CMS’s new dragway which opened in September 2008, and additions to property and equipment at other Company speedways and facilities, including LVMS’s infield media center, garage and fan-zone entertainment facilities which opened in 2007.

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

Equity Investee Losses (Earnings). Equity investee earnings for 2008 of $1.6 million, compared to equity investee losses for 2007 of $57.4 million, represent the Company’s 50% share of joint venture equity investee operating results. As further discussed in Note 2 to the Consolidated Financial Statements, the fiscal 2007 operating results for Motorsports Authentics include impairment charges for inventory, tooling, goodwill and other intangible assets associated with certain driver, team and sponsor changes, renaming of the NASCAR NEXTEL Cup and Busch Series in 2008, NASCAR’s introduction of the “Car of Tomorrow”, and other excess merchandise inventory. The Company’s 50% share of those 2007 pre-tax charges was approximately $47.7 million. The improvement in MA’s fiscal 2008 operating results over 2007 reflect, among other factors, increased merchandise sales for a popular NASCAR driver and material MA licensor who changed racing teams at the end of 2007, and ongoing MA strategic and operational changes.

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

Income Tax Provision. The Company’s effective income tax rate for 2008 was 40.6% and for 2007 was 55.7%. The 2008 tax rate reflects higher state income tax rates associated with NHMS, which were partially offset by the benefit of higher tax-free investment earnings. As further discussed in Note 8 to the Consolidated Financial Statements, the 2007 tax rate reflects a valuation allowance against deferred tax assets associated with equity investee losses because management has determined that ultimate realization is not more likely than not. The effective income tax rate for 2007 would have been 37.3% excluding such valuation allowance.

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
43

Net Income for 2008 increased by $41.6 million, or 108%, over such income for 2007. This change is due to the factors discussed above.

SEASONALITY AND QUARTERLY RESULTS

The Company’s business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and changes in the Company’s operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. For example, NHMS was purchased in January 2008, and is presently scheduled to hold one NASCAR Sprint Cup racing event in the second and third quarters each year, and operating income will likely continue to be positively impacted in those quarters and negatively impacted in the first and fourth quarters. Racing schedules may change from time to time which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business.

The quarterly information below shows excerpted results from the Company’s Quarterly Reports on Form 10-Q filed in the years ended December 31, 2009 and 2008. See “Results of Operations – Racing Events” and “Year Over Year Comparisons of Operating Results” above for additional information on the Company’s major NASCAR-sanctioned racing events held in 2009 and 2008. The second quarter 2009 operating results reflect a non-cash impairment charge of $55.6 million (with no income tax benefit) to reduce the Company’s carrying value of its equity investment in MA to estimated fair value. As further described in Note 2 to the Consolidated Financial Statements, “Joint Venture Equity Investment”, the fourth quarter 2009 results reflect impairment charges of $18.9 million (with no income tax benefit) to further reduce this carrying value to $0. Various operating and economic challenges, including increased uncertainty of MA’s ability to compete successfully and profitably in certain product channels, and to achieve previously contemplated future business initiatives, led to evaluating MA’s carrying value and long-lived assets for impairment. The fourth quarter 2009 operating results also reflect a pre-tax impairment charge of approximately $7.3 million for intangible assets pertaining to certain promotional contracts as further described in Note 5 to the Consolidated Financial Statements. As further described in Note 15 to the Consolidated Financial Statements, in the fourth quarter 2008, the Company decided to discontinue its oil and gas operations and all prior periods presented have been reclassified as discontinued operations. Loss from discontinued operation reflects a fourth quarter 2008 impairment charge associated with oil and gas investments. As further discussed in Note 8 to the Consolidated Financial Statements, the effective income tax rate for 2009 is substantially higher than 2008 due primarily to reflecting valuation allowances against deferred tax assets associated with equity investee losses because management is unable to determine that ultimate realization is more likely than not.

Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Individual quarterly amounts also may not be additive due to rounding.

	2009 (unaudited)					2008 (unaudited)
	(dollars in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$133,568	$191,872	$134,558	$90,524	$550,522	$155,226	$212,791	$112,328	$130,648	$610,993
Total expenses and other	97,409	195,469	118,833	104,749	516,460	102,154	134,332	99,632	96,530	432,648
Equity investee losses (earnings)	1,612	57,185	3,239	14,621	76,657	(1,591)	(2,953)	(224)	3,196	(1,572)
Impairment of intangible assets	–	–	–	7,273	7,273	–	–	–	–	–
Income (loss) from continuing operations	21,396	(22,120)	9,120	(14,554)	(6,158)	32,201	47,688	7,935	18,079	105,903
Loss from discontinued operation, net of taxes	1,047	1,293	1,177	628	4,145	1,299	670	930	22,964	25,863
Net income (loss)	$20,349	$(23,413)	$7,943	$(15,182)	$(10,303)	$30,902	$47,018	$7,005	$(4,885)	$80,040
Basic earnings (loss) per share:
Continuing operations	$0.50	$(0.52)	$0.21	$(0.34)	$(0.14)	$0.74	$1.10	$0.18	$0.42	$2.44
Discontinued operation	(0.03)	(0.03)	(0.02)	(0.02)	(0.10)	(0.03)	(0.02)	(0.02)	(0.53)	(0.60)
Net income (loss)	$0.47	$(0.55)	$0.19	$(0.36)	$(0.24)	$0.71	$1.08	$0.16	$(0.11)	$1.84
Diluted earnings (loss) per share:
Continuing operations	$0.50	$(0.52)	$0.21	$(0.34)	$(0.14)	$0.74	$1.10	$0.18	$0.42	$2.44
Discontinued operation	(0.03)	(0.03)	(0.02)	(0.02)	(0.10)	(0.03)	(0.02)	(0.02)	(0.53)	(0.60)
Net income (loss)	$0.47	$(0.55)	$0.19	$(0.36)	$(0.24)	$0.71	$1.08	$0.16	$(0.11)	$1.84
Major NASCAR-sanctioned events	5	9	5	4	23	6	8	3	5	22

Speedway Motorsports, Inc. Annual Report on Form 10-K
44

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity in 2009 resulted primarily from:

(1)	net cash provided by operations amounting to $137.8 million;

(2)	borrowings under long-term debt amounting to $296.3 million;

(3)	repayments of borrowings under long-term debt amounting to $311.5 million;

(4)	payments of debt issuance costs amounting to $11.0 million;

(5)	payments of quarterly cash dividends amounting to $15.4 million;

(6)	repurchases of common stock amounting to $12.8 million; and

(7)	cash outlays for capital expenditures amounting to $42.6 million.

Net income or loss was impacted by the following non-cash activities, among other items, (i) large equity investee losses in 2009 and 2007 as further described in Note 2 to the Consolidated Financial Statements, (ii) an impairment charge in 2009 for intangible assets pertaining to certain promotional contracts as further described in Note 5 to the Consolidated Financial Statements, and (iii) impairment charges in 2008 pertaining to discontinued oil and gas operations as further described in Note 15 to the Consolidated Financial Statements.

As further discussed in Notes 2, 6, 8 and 9 to the Consolidated Financial Statements, the Company had the following contractual obligations as of December 31, 2009 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations(1)
Current liabilities, excluding deferred race event income, accrued income taxes and deferred income taxes	$37,165	$37,165	–	–	–
Long-term debt, bank credit facility, senior notes and senior subordinated notes	672,362	1,219	$72,657	$331,452	$267,034
Payable to affiliate	2,594	–	–	–	2,594
Other liabilities	3,146	–	–	3,146	–
Interest on fixed rate debt obligations	229,580	46,338	92,675	56,478	34,089
Interest on floating rate Credit Facility debt(2)	9,927	2,618	5,236	2,073	–
NASCAR purse and sanction fees(3)	120,258	120,258	–	–	–
Operating leases	1,757	792	941	23	1
Total Contractual Cash Obligations	$1,076,789	$208,390	$171,509	$393,172	$303,718

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments
Letters of credit	$865	$865	–	–	–
Contingent guarantee obligation	11,510	1,500	$3,000	$3,000	$4,010
Total Other Commercial Commitments	$12,375	$2,365	$3,000	$3,000	$4,010

(1)	Contractual cash obligations above exclude: (a) income taxes that may be paid in future years (cash paid for income taxes was approximately $29.4 million in 2009); (b) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs; (c) income tax liabilities of approximately $9.5 million as of December 31, 2009 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (d) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $42.6 million in 2009).

(2)	Interest payments reflected for the floating rate Credit Facility are estimated based on outstanding borrowings aggregating $70.0 million as of December 31, 2009, and average interest rates of 2.4% in 2009. The Credit Facility is scheduled to expire in July 2012, and no estimated interest payments beyond that date are reflected.

Speedway Motorsports, Inc. Annual Report on Form 10-K
45

(3)	NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2010. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR purse and sanction fees as further described in Note 2 to the Consolidated Financial Statements. Fees for years after 2010 have not yet been negotiated, could increase or decrease, and could change substantially should future race schedules change.

FUTURE LIQUIDITY

At December 31, 2009, the Company’s cash and cash equivalents totaled $97.7 million, short-term investments totaled $975,000, outstanding borrowings under the Credit Facility amounted to $70.0 million, and outstanding letters of credit amounted to $865,000. At December 31, 2009, the Company had availability for borrowing up to an additional $229.1 million, including up to an additional $74.1 million in letters of credit, under the Credit Facility. At December 31, 2009, net deferred tax liabilities totaled $309.3 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

The Company anticipates that cash from operations and funds available through the Credit Facility will be sufficient to meet its operating needs at least through the next twelve months, including estimated planned capital expenditures, additional repurchases of common stock, if any, income tax liabilities, payment of future declared dividends, if any, and additional investments, loans or funding of contingent obligations pertaining to its Motorsports Authentics joint venture, if any. Based upon anticipated future growth and financing requirements, the Company may, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase its debt and equity securities, depending on liquidity, prevailing market conditions, permissibility under the Credit Facility, the Senior Subordinated Notes and the Senior Notes, and other factors as the Board of Directors, in its sole discretion, may consider relevant. The Credit Facility, the Senior Subordinated Notes and the Senior Notes agreements do not restrict the ability of the Company’s subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. While management expects to continue to generate positive cash flows from the Company’s existing speedway operations, additional liquidity and other resources could be needed to fund continued growth, including the continued expansion and improvement of the Company’s speedways, other facilities and ancillary businesses.

As further described below in “Capital Expenditures” and Item 1A “Risk Factors”, in 2010 and future years, the Company plans to continue making significant renovations and improvements, as well as other capital expenditures, involving its speedway facilities. The planned improvements will likely involve material capital expenditures over several years in amounts that have not yet been determined. The purchases of NHMS and Kentucky significantly increased the Company’s outstanding indebtedness and leverage, and current or future capital spending plans could further significantly increase future outstanding debt, resulting in an adverse effect on the Company’s financial health and profitability.

As further described below, we completed a private placement of 8 3/4% Senior Notes in aggregate principal amount of $275.0 million in May 2009, and amended and restated our long-term, senior secured revolving Credit Facility in July 2009. The new 2009 Senior Notes increased our indebtedness levels and leverage, and the amended and restated Credit Facility contains higher adjustable interest rate tiers and more restrictive financial ratio covenants. As further discussed in “General Factors and Current Operating Trends” and “2010 Earnings Guidance” above, various economic, geopolitical and industry factors may continue to dampen consumer and corporate spending. We believe this reduced spending will continue to negatively impact admissions and event related revenues, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. Our operating results have benefited from lower interest rates under the Credit Facility prior to amendment. The tightened credit and financial markets have resulted in higher interest and other borrowing costs and more restrictive financial covenants for many companies in numerous industries. At present outstanding debt levels, higher interest costs from increased indebtedness and interest rates will negatively impact our future profitability and cash flows. These factors, as well as others, could make compliance with restrictive financial covenants more difficult. See Item 1A “Risk Factors” for additional risk factors related to our indebtedness.

Management believes the most restrictive financial covenant contained in our debt agreements is the Credit Facility requirement that we maintain minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.5 to 1.0 on December 31, 2009, increasing to no less than 2.75 to 1.0 on June 30, 2010

Speedway Motorsports, Inc. Annual Report on Form 10-K
46

and 3.0 to 1.0 on December 31, 2010. The Company was in compliance with this and all other debt covenants as of December 31, 2009. Management actively monitors compliance with this and all other financial covenants. If future events result in a significant reduction in the surplus between the required minimum ratio and our actual ratio, management is prepared to take certain actions to remain compliant. Although management believes that these circumstances are unlikely, such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. At this time, management believes that we can maintain compliance with this and all other debt covenants for at least the next twelve months. However, similar to many entities with respect to these type matters, we can provide no assurance that further deteriorations in our profitability or cash flows, or other unforeseen negative operating factors or conditions, would not result in non-compliance with this or any other debt covenant. Any such non-compliance could have a material adverse affect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described Item 1A “Risk Factors”, possible material adverse affects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

New Senior Notes – In May 2009, the Company completed a private placement of its 8 3/ 4% Senior Notes in aggregate principal amount of $275.0 million. These 2009 Senior Notes were issued at 96.8% of par value, and net proceeds, after commissions and fees, approximated $261.0 million. Net offering proceeds were used to reduce outstanding borrowings under the Company’s Credit Facility described below. In October 2009, the Company offered to exchange these notes for substantially identical notes registered under the Securities Act, which closed in November 2009. The Company’s management, including the Board of Directors, believes the notes offering, combined with amendment and restatement of the Credit Facility as described below, provides the Company additional financial and operational flexibility. The 2009 Senior Notes mature in 2016 and interest payments are due semi-annually on June 1 and December 1. The Company may redeem some or all of the 2009 Senior Notes at annually declining redemption premiums ranging from 104.375% of par in fiscal years beginning June 1, 2013 to par after June 1, 2015, and up to 35% of the 2009 Senior Notes on or before June 1, 2012 with proceeds from certain equity offerings at a redemption premium. In the event of a change of control, the Company must offer to repurchase the 2009 Senior Notes at 101% of par value plus accrued and unpaid interest. See Note 5 to the Consolidated Financial Statements for additional information.

Bank Credit Facility Amendment and Restatement – On July 14, 2009, the Company amended and restated its long-term, senior secured revolving Credit Facility with a syndicate of banks led by Bank of America, N.A. as administrative agent and lender. Borrowings under the amended and restated Credit Facility can be used to refinance existing Company indebtedness, and for working capital, capital expenditures, permitted investments, acquiring additional motor speedways and related businesses, and other corporate purposes, subject to specified limitations. As further discussed above, proceeds from the 2009 Senior Notes offering were used to reduce outstanding Credit Facility borrowings by $261.0 million.

The Credit Facility as amended and restated: (i) provides for aggregate borrowings of up to $300.0 million, including separate sub-limits of $10.0 million for borrowings under 15-day swing line loans and $75.0 million for letters of credit; (ii) includes an “accordion” feature that provides for additional borrowings of up to $150.0 million subject to meeting specified conditions; (iii) matures in July 2012; (iv) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million, increasing up to $75.0 million subject to maintaining certain financial covenants; (v) limits annual capital expenditures to $80.0 million; (vi) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vii) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the Credit Facility term.

Loans under the Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 2.50% to 3.75% or the greater of Bank of America’s prime rate, the Federal Funds rate plus 0.5% or the Eurodollar rate plus 1.0%, plus 1.5% to 2.75%. The Credit Facility also contains a commitment fee ranging from 0.35% to 0.60% of unused amounts available for borrowing. The margins applicable to LIBOR borrowings and the commitment fee are adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

The Credit Facility contains a number of affirmative and negative financial covenants, including requiring the Company to maintain certain ratios of funded debt to EBITDA, senior debt to EBITDA and earnings before interest and taxes (EBIT) to interest

Speedway Motorsports, Inc. Annual Report on Form 10-K
47

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

Senior Subordinated Notes – The 6 3/4% Senior Subordinated Notes mature on June 1, 2013 and interest is paid semi-annually on June 1 and December 1. On or after June 1, 2009, the Company may redeem some or all of the Senior Subordinated Notes at annually declining redemption premiums ranging from 102.25% of par in fiscal years beginning June 1, 2009 to par after June 1, 2011. Although not currently planned, we could redeem some or all of the Senior Subordinated Notes at any time based on such redemption premiums which could limit funds otherwise available for future working capital, capital expenditures, debt service, acquisitions or other general corporate purposes. In the event of a change of control, the Company must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest.

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

The Company was in compliance with all applicable covenants under the Credit Facility, 2009 Senior Notes and Senior Subordinated Notes as of December 31, 2009.

Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements – Broadcasting revenues continue to be a significant long-term revenue source for the Company’s core business. A substantial portion of the Company’s profit in recent years has resulted from a significant increase in television revenues received from NASCAR contracts with various television networks. NASCAR ratings can impact attendance at Company events and sponsorship opportunities. We participate in the recent combined eight-year NASCAR agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic television broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. NASCAR announced that these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. This eight-year NASCAR broadcasting rights arrangement provides the Company with increases in annual contracted revenues through 2014 averaging 3% per year. The Company’s 2009 NASCAR broadcasting revenues totaled approximately $174 million and, based on the current race schedule, these contracted revenues for 2010 are expected to approximate $179 million.

In 2001, an ancillary rights package for NASCAR.com, NASCAR Radio, international and other broadcasting, NASCAR images, SportsVision, FanScan, specialty pay-per-view telecasts, and other media content distribution was reached with us, NASCAR and others in the motorsports industry. NASCAR has announced industry-wide total ancillary rights fees are estimated to approximate $245 million over a 12-year period, which ends in 2013.

Management also believes these contracts have long-term strategic benefits. For instance, cable broadcasters can support a higher investment through subscriber fees not available to networks, which is resulting in increased rights fees for sports properties. NASCAR’s decision to retain approximately two-thirds of its event schedule on network television is believed to be important to the sport’s future growth. The retention of both cable and network broadcasters should continue to drive increased fan and media awareness for all three NASCAR racing series which should help bolster long-term attendance and corporate marketing appeal. Management believes ESPN’s involvement should result in the Nationwide Series benefiting from the improved continuity of its season-long presence on ESPN, and motorsports in general should benefit from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to that ESPN provides with the other major sports.

Speedway Motorsports, Inc. Annual Report on Form 10-K
48

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

Stock Repurchase Program – The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4.0 million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Credit Facility, Senior Subordinated Notes and 2009 Senior Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During 2009, the Company repurchased 887,000 shares of common stock for approximately $12.6 million. As of December 31, 2009, the Company could repurchase up to an additional 1,355,000 shares under the current authorization.

CAPITAL EXPENDITURES

Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

2010 Projects – At December 31, 2009, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at its speedways. In 2010, the Company plans to renovate and modernize the infield at BMS and repave various track surfaces and improve traffic infrastructure. The Company also plans to replace certain CMS seating with new, wider premium permanent seating along its front-stretch grandstands, and may begin renovating and modernizing the infield and certain permanent seating at Kentucky. Similar to prior years, the Company plans to continue modernizing and expanding media centers, concessions, camping and hospitality areas, restrooms and other fan amenities. The Company also plans to continue improving and expanding on-site roads and available parking, and reconfigure traffic patterns and entrances to ease congestion and improve traffic flow at its speedways. In future periods, the Company may make other various improvements and renovations at CMS and NHMS, each of which may involve material capital expenditures over several years in amounts that have not yet been determined.

Kentucky state lawmakers passed legislation that provides tax incentives for certain qualifying capital projects that would facilitate expansion and improvement of Kentucky facilities within the next few years. Under such legislation, qualifying projects must conduct events that are in the “top” league, series or sanctioned level of their type of event, as defined, have not been previously held in Kentucky, provide permanent seating for 65,000 spectators and be broadcast nationally, among other terms and conditions. Depending on the amounts and limits of passed tax incentives, the Company is contemplating significantly expanding permanent seating at Kentucky, and has begun reconfiguring and expanding onsite roads, available parking, traffic patterns and entrances, and modernizing and expanding concessions, camping, restrooms and other speedway facilities. The contemplated expansion and improvements will involve material capital expenditures over several years in amounts that have not yet been determined.

As further described in Note 1 to the Consolidated Financial Statements, the Company has a contingent obligation for additional Kentucky purchase consideration of $7.5 million, payable in 60 monthly installments of $125,000 upon satisfaction of both of the following conditions: (i) Kentucky state lawmakers successfully passing the previously described legislation and (ii) the Company must conduct a NASCAR-sanctioned Sprint Cup Series racing event at Kentucky. Management is unable to determine if or when Kentucky will conduct a Sprint Cup Series race, triggering the contingent obligation. The Company intends to fund such contingent obligation, if it becomes payable, with available cash and cash investments.

Speedway Motorsports, Inc. Annual Report on Form 10-K
49

At this time, aggregate payments for capital expenditures in 2010 are estimated to approximate $40.0 to $50.0 million. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under the Credit Facility as needed. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

•	undetected soil or land conditions

•	additional land acquisition costs

•	increases in the cost of construction materials and labor

•	unforeseen changes in design

•	litigation, accidents or natural disasters affecting the construction site

•	national or regional economic changes

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

On February 16, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on March 15, 2010 to shareholders of record as of March 1, 2010. This 2010 quarterly cash dividend is being paid using available cash and cash investments subject to the limitations and considerations described in the preceding paragraph.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the Credit Facility provides for a separate sub-limit for letters of credit of up to $75.0 million. As of December 31, 2009, the Company had aggregate outstanding letters of credit of $865,000. Also, as of December 31, 2009, the Company had a contingent guarantee obligation associated with an equity investee limited to $11.5 million, which decreases annually and expires through 2015 based on specified terms and conditions. Should the equity investee have insufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes no obligation should be recorded at this time.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
50

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenues and expenses, including amounts that are susceptible to change. The Company continually reviews its accounting policies and accounting estimates, and the application and effect on its financial statements and disclosures, for conformity with GAAP, including relevance, accuracy, completeness and non-omission of material information. The Company’s critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments and uncertainties affecting the application of those policies. In applying critical accounting policies and making estimates, materially different amounts or results could be reported under different conditions or using different assumptions. The following discussion and analysis should be read in conjunction with “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures about Market Risk”, and the Consolidated Financial Statements, including the associated Notes, appearing elsewhere in this report. As indicated below, certain accounting policies that are described in the Notes to the Consolidated Financial Statements are not repeated in this section. The Company believes the critical accounting policies, including amounts involving significant estimates, uncertainties and susceptibility to change, include the following:

The following critical accounting policies are further described in the Notes to the Consolidated Financial Statements where indicated below:

•	Revenue and expense recognition for racing events (Note 2)

•	Accounting for NASCAR broadcasting revenue and purse and sanction fees (Note 2)

•	Accounting for discontinued oil and gas operations, including asset impairment (Note 15)

•	Revenue recognition for non-event souvenir merchandise and other revenues (Note 2)

•	Joint venture equity investment, including recoverability and impairment (Note 2)

•	Loss contingencies and financial guarantees, including equity investee contingent obligations (Note 2)

•	Accounting for share-based compensation (Notes 2 and 11)

•	Fair value of financial instruments (Note 2)

•	Accounting for uncertainties in income taxes (Notes 2 and 8)

Recoverability of Property and Equipment and Goodwill and Other Intangible Assets – As of December 31, 2009, the Company has net property and equipment of $1,179.1 million, net other intangible assets of $395.0 million, and goodwill of $181.0 million. As described in Notes 2 and 5 to the Consolidated Financial Statements, the Company follows applicable authoritative guidance which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and requires testing for possible impairment at least annually. When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using applicable authoritative guidance. When improvement projects produce a higher economic yield and require demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project. NASCAR has announced it would consider potential track realignment of Sprint Cup Series racing events to desirable, potentially more profitable market venues of speedway operators. While relocation of any Sprint Cup event among our speedways we now or may own in the future could result in a net increase in our future operating profitability, long-lived assets of a speedway from where a Sprint Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations. Various business and other factors associated with recoverability and impairment considerations are also described in Item 1A “Risk Factors” above.

As further described in Note 5 to the Consolidated Financial Statements, the Company recorded a $7.3 million pre-tax impairment charge in 2009 for goodwill and other intangible assets associated with recent potentially unfavorable developments for certain promotional contracts and operations of TSI. As of December 31, 2009, the Company’s market capitalization was below its consolidated shareholder’s equity. Management analyzed the difference for possible impairment as further described in Note 2 to the Financial Statements “Goodwill and Other Intangible Assets”, and there has since been no other events or circumstances which indicate possible impairment as of December 31, 2009. Based on this analysis, management believes the decline in the Company’s market capitalization below its consolidated shareholder’s equity is temporary and not an indicator of impairment, and that goodwill and other intangible assets were not impaired as of December 31, 2009. Evaluation of recoverability is subjective and

Speedway Motorsports, Inc. Annual Report on Form 10-K
51

based on conditions, trends and assumptions existing at the time of evaluation. Management believes no unrecognized impairment of property and equipment and goodwill and other intangible assets exists at December 31, 2009. However, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of impairment evaluations and the Company’s future financial condition or results of operations.

Depreciable and Amortizable Lives for Property and Equipment and Intangible Assets – Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets. The Company has net property and equipment of $1,179.1 million and insignificant net amortizable intangible assets as of December 31, 2009. See Notes 4 and 5 to the Consolidated Financial Statements for additional information on the Company’s property and equipment, other intangible assets and estimated useful lives. As of December 31, 2009, the Company has nonamortizable intangible assets of $394.9 million and goodwill of $181.0 million for race event sanctioning and renewal agreements that are considered to have indefinite useful lives because their renewal and cash flow generation is expected to continue indefinitely. Useful lives are estimated based on outside cost segregation and valuation studies conducted on purchased or constructed speedway property and equipment and purchased intangible assets, historical experience, intended use, condition, available information for comparable assets, and other factors and assumptions existing at the time of evaluation. Management periodically reviews the estimated useful lives used to record depreciation and amortization expense, and believes such estimated useful lives are appropriate and no changes are expected at this time. Management also periodically reviews whether non-amortization of goodwill and other intangible assets remains appropriate, and believes such non-amortization is appropriate and no changes are expected at this time. However, because the Company has a material investment in depreciable property and equipment and intangible assets, changes in depreciable and amortizable lives, should they occur, could have a significant impact on its financial condition or future results of operations.

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

Income Taxes – The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at amounts reported in the financial statements. Income taxes are provided using the liability method whereby deferred income tax estimates, and significant items giving rise to deferred tax assets and liabilities, reflect management’s assessment of future taxes likely to be paid, including timing, probability of realization and other relevant factors. Management’s accounting for income taxes reflects its assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. At December 31, 2009, net current deferred tax assets totaled $459,000, and net noncurrent deferred tax liabilities totaled $309.7 million, after reduction for noncurrent deferred tax assets of $22.7 million. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. As of December 31, 2009, valuation allowances of $65.1 million are provided against deferred tax assets. Management has assessed deferred tax assets, after reduction for valuation allowances, and believes realization is more likely than not. However, changes in tax laws, assumptions or estimates used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our financial condition or future results of operations.

The Company’s effective income tax rate was 118.1% in 2009 compared to 40.6% in 2008. As further described in Note 8 to the Consolidated Financial Statements and below, the change was due primarily to reflecting valuation allowances of approximately $31.3 million against deferred tax assets, primarily associated with 2009 equity investee losses of Motorsports Authentics because management is unable to determine that ultimate realization is more likely than not. The Company’s effective income tax rates in future years may or may not be impacted by similar or other tax matters, which could result in relative increases or decreases in future income tax expense.

Speedway Motorsports, Inc. Annual Report on Form 10-K
52

Legal Proceedings and Contingencies – As discussed above in “Legal Proceedings” and Note 10 to the Consolidated Financial Statements, the Company is involved in various legal matters and intends to continue to defend itself in existing legal actions in fiscal 2010. The Company uses a combination of insurance and self-insurance to manage various risks associated with its speedways, other properties and motorsports events, and other business risks. See Item 1A “Risk Factors” for additional information on our liability insurance program and self-insurance retention. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on litigation matters, outside insurance administrators and consultants for insured and self-insured claims, along with historical trends, assumptions and other information available at the time of assessment. The Company accrues a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs incurred in conjunction with loss contingencies are expensed as incurred. Management believes amounts requiring accrual are properly reflected in the accompanying financial statements. Management does not believe the outcome of the lawsuits, incidents or other legal or business risk matters will have a material adverse effect on the Company’s future financial position or results of operations. However, new or changes in pending or threatened legal action or claims against the Company, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and the Company’s future financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on the Company’s financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – The Company’s financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable, the Credit Facility, and an interest rate swap agreement. See Note 2 to the Consolidated Financial Statements “Fair Value of Financial Instruments” for additional information on the Company’s financial instruments and fair value information. A change in interest rates of one percent on floating rate notes receivable and debt balances outstanding at December 31, 2009, excluding the interest rate swap, would cause an approximate change in annual interest income of $35,000 and annual interest expense of $700,000. Interest rate swap values are affected by various market factors, including interest rate changes, which have a corresponding effect on interest expense.

As discussed in “Liquidity and Capital Resources” above, the Company completed a private placement of 8 3/4% senior notes in aggregate principal amount of $275.0 million in May 2009. These 2009 Senior Notes were issued at 96.8% of par value and net offering proceeds were used to reduce outstanding borrowings under the Credit Facility. The Company filed a registration statement to exchange these notes for substantially identical notes registered under the Securities Act, and closed the exchange offer in November 2009. In July 2009, the Credit Facility was amended and restated which, among other things: (i) allows for aggregate borrowings of up to $300.0 million, reduced from $500.0 million; (ii) includes an “accordion” feature providing for additional borrowings of up to $150.0 million subject to meeting specified conditions; and (iii) increased periodically adjustable interest rates.

As discussed in Note 6 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company presently has one interest rate swap transaction related to variable rate debt obligations. The swap has a principal notional amount of $4.7 million, provides for quarterly settlement and expires in March 2010. At December 31, 2009 and 2008, the Company has reflected a derivative liability for this swap of $42,000 and $451,000, respectively. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

Speedway Motorsports, Inc. Annual Report on Form 10-K
53

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2009 and 2008 (in thousands):

	Carrying Value		Fair Value
	2009	2008	2009	2008	Maturity Dates
Floating rate notes receivable(1)	$3,525	$3,910	$3,525	$3,910	Due on demand
Floating rate revolving Credit Facility(2)	70,000	350,000	70,000	350,000	July 2012
6 3/4% Senior Subordinated Notes	330,000	330,000	326,700	237,600	September 2013
8 3 /4% Senior Notes(3)	267,034	–	292,188	–	September 2016

(1)	Notes receivable bear interest based at 1% over prime.

(2)	The weighted average interest rate on borrowings under the Credit Facility in 2009 was 2.4% and in 2008 was 4.5%.

(3)	Carrying value at December 31, 2009 is reflected net of debt issuance discount of $8.0 million.

Equity Price Risk – The Company has marketable equity securities, all classified as “available for sale”, which are included in other noncurrent assets. These investments are subject to price risk, which we attempt to minimize generally through portfolio diversification. The table below presents the aggregate cost and fair market value of marketable equity securities as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Aggregate cost	$134	$134
Fair market value	28	14

Other Market Risk – As described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding standby letters of credit of $865,000 as of December 31, 2009. As described in “Off-Balance Sheet Arrangements” above, the Company also had a contingent guarantee obligation of $11.5 million as of December 31, 2009.

As described in Note 2 to the Consolidated Financial Statements, as of December 31, 2009 and 2008, the Company had short-term investments in liquid marketable mutual fund securities and auction rate securities held in large, qualified financial institutional investment accounts that are classified as “trading” securities and carried at fair value. As of December 31, 2008, the Company had marketable securities investments of approximately $2.0 million in the Columbia Strategic Asset Mutual Fund of Bank of America based on its estimated fair market value of 82.7% of par. The Company has since received fund distributions that eliminated this investment as of December 31, 2009 with no significant additional realized loss. As of December 31, 2009 and 2008, the Company has approximately $975,000 and $1.0 million invested in auction rate securities which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

Speedway Motorsports, Inc. Annual Report on Form 10-K
54

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Speedway Motorsports, Inc. Annual Report on Form 10-K
55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Speedway Motorsports, Inc.:

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Speedway Motorsports, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We did not audit the financial statements of Motorsports Authentics, LLC, an investment accounted for under the equity method, with assets of $0 and $77 million reflected in Equity Investment in Associated Entity as of December 31, 2009 and 2008 and losses of $77 million, earnings of $2 million, and losses of $57 million reflected in Equity Investee Earnings or Losses for the years ended December 31, 2009, 2008, and 2007, respectively. The financial statements of Motorsports Authentics, LLC were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for Motorsports Authentics, LLC, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Charlotte, NC

March 12, 2010

Speedway Motorsports, Inc. Annual Report on Form 10-K
56

CONSOLIDATED BALANCE SHEETS

December 31:	2009	2008
(In thousands, except share amounts)

Assets
Current Assets:
Cash and cash equivalents	$97,651	$52,678
Short-term investments	975	5,387
Accounts and notes receivable, net	40,435	42,667
Prepaid income taxes	15,333	17,301
Inventories, net	11,224	13,552
Prepaid expenses	3,961	3,870
Deferred income taxes	459	5,482
Current assets of discontinued operation	101	2,101
Total Current Assets	170,139	143,038
Notes and Other Receivables:
Affiliates	4,754	5,084
Other	6,857	7,424
Other Assets	32,220	22,929
Property and Equipment, Net	1,179,055	1,195,540
Equity Investment in Associated Entity (Note 2)	–	77,066
Other Intangible Assets, Net	394,983	397,540
Goodwill	181,013	185,788
Total	$1,969,021	$2,034,409

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,219	$1,157
Accounts payable	11,288	19,383
Deferred race event income, net	78,566	105,392
Accrued interest	3,978	2,863
Accrued expenses and other current liabilities	20,885	22,472
Current liabilities of discontinued operation	1,014	382
Total Current Liabilities	116,950	151,649
Long-term Debt	671,143	685,323
Payable to Affiliate	2,594	2,594
Deferred Income, Net	7,795	9,226
Deferred Income Taxes	309,722	284,624
Other Liabilities	12,604	15,631
Total Liabilities	1,120,808	1,149,047
Commitments and Contingencies (Notes 2, 6, 8, 10 and 15)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 42,266,000 in 2009 and 43,128,000 in 2008	449	449
Additional Paid-in Capital	241,379	240,089
Retained Earnings	674,851	700,506
Accumulated Other Comprehensive Loss	(64)	(72)
Treasury stock at cost, shares – 2,665,000 in 2009 and 1,758,000 in 2008	(68,402)	(55,610)
Total Stockholders’ Equity	848,213	885,362
Total	$1,969,021	$2,034,409

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
57

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31:	2009	2008	2007
(In thousands, except per share amounts)
Revenues:
Admissions	$163,087	$188,036	$179,765
Event related revenue	178,805	211,630	197,321
NASCAR broadcasting revenue	173,803	168,159	142,517
Other operating revenue	34,827	43,168	42,030
Total Revenues	550,522	610,993	561,633
Expenses and Other:
Direct expense of events	100,922	113,477	100,414
NASCAR purse and sanction fees	123,078	118,766	100,608
Other direct operating expense	26,208	34,965	34,484
General and administrative	84,250	84,029	80,913
Depreciation and amortization	52,654	48,146	44,475
Interest expense, net (Note 6)	45,081	35,914	21,642
Equity investee losses (earnings)	76,657	(1,572)	57,422
Impairment of intangible assets (Note 5)	7,273	–	–
Other expense (income), net	337	(1,077)	5,199
Total Expenses and Other	516,460	432,648	445,157
Income from Continuing Operations Before Income Taxes	34,062	178,345	116,476
Provision For Income Taxes	(40,220)	(72,442)	(64,892)
Income (Loss) from Continuing Operations	(6,158)	105,903	51,584
Loss from Discontinued Operation, Net of Taxes	(4,145)	(25,863)	(13,190)
Net Income (Loss)	$(10,303)	$80,040	$38,394
Basic Earnings (Loss) Per Share:
Continuing Operations	$(0.14)	$2.44	$1.18
Discontinued Operation	(0.10)	(0.60)	(0.30)
Net Income (Loss)	$(0.24)	$1.84	$0.88
Weighted Average Shares Outstanding	42,657	43,410	43,735
Diluted Earnings (Loss) Per Share:
Continuing Operations	$(0.14)	$2.44	$1.17
Discontinued Operation	(0.10)	(0.60)	(0.30)
Net Income (Loss)	$(0.24)	$1.84	$0.87

Weighted Average Shares Outstanding	42,657	43,423	43,906

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
58

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007	Shares	Amount
(In thousands)
Balance, January 1, 2007	43,807	$446	$230,160	$615,858	$1,631	$(28,006)	$820,089
Cumulative effect of adopting accounting guidance on uncertainty in income taxes (Note 8)	–	–	–	(4,413)	–	–	(4,413)
Net income	–	–	–	38,394	–	–	38,394
Elimination of equity investee foreign currency exchange translation gains (Note 2)	–	–	–	–	(1,612)	–	(1,612)
Change in net unrealized loss on marketable equity securities, net of tax	–	–	–	–	(42)	–	(42)

Comprehensive income							36,740
Exercise of stock options	175	2	5,048	–	–	–	5,050
Tax benefit from exercise of stock options	–	–	688	–	–	–	688
Shared-based compensation	37	–	1,825	–	–	–	1,825
Cash dividends of $0.335 per share of common stock	–	–	–	(14,625)	–	–	(14,625)
Repurchases of common stock at cost	(473)	–	–	–	–	(17,683)	(17,683)
Balance, December 31, 2007	43,546	448	237,721	635,214	(23)	(45,689)	827,671
Net income	–	–	–	80,040	–	–	80,040
Change in net unrealized loss on marketable equity securities, net of tax	–	–	–	–	(49)	–	(49)

Comprehensive income							79,991
Exercise of stock options	34	–	740	–	–	–	740
Tax benefit from exercise of stock options	–	–	91	–	–	–	91
Shared-based compensation	74	1	1,537	–	–	–	1,538
Cash dividends of $0.34 per share of common stock	–	–	–	(14,748)	–	–	(14,748)
Repurchases of common stock at cost	(526)	–	–	–	–	(9,921)	(9,921)
Balance, December 31, 2008	43,128	449	240,089	700,506	(72)	(55,610)	885,362
Net loss	–	–	–	(10,303)	–	–	(10,303)
Change in net unrealized loss on marketable equity securities, net of tax	–	–	–	–	8	–	8

Comprehensive income (loss)							(10,295)
Shared-based compensation	35	–	1,290	–	–	–	1,290
Cash dividends of $0.36 per share of common stock	–	–	–	(15,352)	–	–	(15,352)
Repurchases of common stock at cost	(897)	–	–	–	–	(12,792)	(12,792)
Balance, December 31, 2009	42,266	$449	$241,379	$674,851	$(64)	$(68,402)	$848,213

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
59

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31:	2009	2008	2007
(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$(10,303)	$80,040	$38,394
Loss from discontinued operation, net of tax	4,145	25,863	13,190
Cash used by operating activities of discontinued operation	(1,513)	(4,803)	(8,494)
Impairment of intangible assets	7,273	–	–
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Loss on disposals of property and equipment, short-term investments and net business assets	131	820	4,821
Deferred loan cost amortization	3,101	1,772	1,531
Depreciation and amortization	52,654	48,146	44,475
Amortization of deferred income	(1,680)	(1,536)	(1,546)
Deferred income tax provision	29,826	12,936	(10,822)
Equity investee losses (earnings)	76,657	(1,572)	57,422
Share-based compensation	1,585	1,538	1,825

Changes in operating assets and liabilities, net of business acquisitions:
Accounts and notes receivable	2,174	3,999	(601)
Prepaid and accrued income taxes	1,968	(3,752)	(7,643)
Inventories	2,737	1,346	(434)
Prepaid expenses	(91)	20	(142)
Accounts payable	(1,733)	350	2,557
Deferred race event income	(26,826)	(23,348)	(552)
Accrued expenses and other liabilities	(483)	(3,782)	2,461
Deferred income	312	580	754
Other assets and liabilities	(2,131)	2,298	614
Net Cash Provided By Operating Activities	137,803	140,915	137,810

Cash Flows from Financing Activities:
Borrowings under long-term debt	296,271	300,000	27
Principal payments on long-term debt	(311,509)	(48,446)	(49)
Payments of debt issuance and loan amendment costs	(11,007)	(452)	–
Dividend payments on common stock	(15,352)	(14,748)	(14,625)
Exercise of common stock options	–	740	5,050
Tax benefit from exercise of stock options	–	91	688
Repurchases of common stock	(12,792)	(9,921)	(17,683)
Net Cash Provided (Used) By Financing Activities	$(54,389)	$227,264	$(26,592)

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
60

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

Years Ended December 31:	2009	2008	2007
(In thousands)
Cash Flows from Investing Activities:
Capital expenditures	$(42,551)	$(75,004)	$(67,913)
Business acquisitions, net of cash acquired (Notes 1 and 14)	–	(392,411)	–
Increase in short-term investments	–	(1,365)	(9,061)
Increase in other non-current assets	(1,570)	(1,387)	–
Proceeds from:
Sales of property and equipment and net business assets	98	393	5,851
Distributions of short-term investments	4,503	7,610	–
Increase in notes and other receivables	–	(3,646)	–
Repayment of notes and other receivables:
Affiliates	–	–	2,106
Other	1,079	1,258	1,216
Cash used by investing activities of discontinued operation	–	(7,222)	(5,155)
Net Cash Used By Investing Activities	(38,441)	(471,774)	(72,956)
Net Increase (Decrease) In Cash and Cash Equivalents	44,973	(103,595)	38,262
Cash and Cash Equivalents at Beginning of Year	52,678	156,273	118,011
Cash and Cash Equivalents at End of Year	$97,651	$52,678	$156,273
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$45,239	$38,137	$27,593
Cash paid for income taxes	29,427	75,653	89,416
Supplemental Non-cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	(6,145)	4,195	(6,828)
Net liabilities assumed for Kentucky and New Hampshire speedway acquisitions	–	11,174	–

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned and operated subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (Kentucky), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (US Legend Cars), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value.

In 2008, the National Association for Stock Car Auto Racing, Inc. (NASCAR) sanctioned NEXTEL Cup Series was renamed the Sprint Cup Series, and the Busch Series was renamed the Nationwide Series. In 2009, the NASCAR sanctioned Craftsman Truck Series was renamed the Camping World Truck Series. Hereafter, the Sprint, Nationwide and Camping World Truck naming conventions are used throughout this document.

Discontinued Oil and Gas Activities (Note 15) – In the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries, particularly Russia. Those operations are presented herein as discontinued operations and all prior periods presented have been reclassified. All note disclosures pertain to continuing operations unless otherwise indicated.

2008 New Hampshire Motor Speedway Acquisition (Note 14) – On January 11, 2008, the Company purchased 100% of the outstanding stock of New Hampshire Speedway, Inc. for $340,000,000 in cash. The speedway was renamed New Hampshire Motor Speedway. The purchase also included 50% ownership interest in the outstanding stock of NWS. The Company has owned the remaining 50% interest for several years. The purchase of NHMS expanded the Company’s motorsports business into one of the largest media markets in North America. The purchase price was funded with available cash and borrowings of $300,000,000 under the Credit Facility (see Note 6).

2008 Kentucky Speedway Acquisition – On December 31, 2008, the Company purchased substantially all of Kentucky Speedway, LLC assets through the satisfaction of $63,300,000 in debt and payment of $7,500,000 in 60 monthly installments of $125,000. The Company also has a contingent obligation for additional Kentucky purchase consideration of $7,500,000, payable in 60 monthly installments of $125,000 upon satisfaction of both of the following conditions: (i) Kentucky state lawmakers successfully passing legislation that provides tax incentives for certain qualifying capital projects that would facilitate expansion and improvement of Kentucky facilities within the next few years, and (ii) the Company must conduct a NASCAR-sanctioned Sprint Cup Series racing event at Kentucky. Management is unable to determine if or when a Sprint Cup Series race will be held at Kentucky, triggering the contingent obligation. The contingent payment obligation will be recorded if and when paid upon satisfaction of both conditions by increasing property and equipment or intangible assets depending on final valuation analysis. The final purchase allocation did not differ significantly from the Company’s preliminary allocation, which reflected net assets acquired at their estimated fair market values at acquisition date. The purchase price was funded with available cash and borrowings under the Credit Facility. The acquisition was not significant and presentation of pro forma financial information was not required.

Description of Business – The Company is a promoter, marketer and sponsor of motorsports activities in the United States. As of December 31, 2009, as further described below, the Company principally owns and operates the following motorsports facilities: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Infineon Raceway, Kentucky Speedway, Las Vegas Motor Speedway, New Hampshire Motor Speedway and Texas Motor Speedway. The Company provides souvenir merchandising services, and food, beverage and hospitality catering services through its SMI Properties subsidiaries and Motorsports Authentics joint venture; provides syndicated radio programming, production and distribution through its Performance Racing Network sub -

Speedway Motorsports, Inc. Annual Report on Form 10-K
62

sidiary; develops electronic media promotional programming and distributes wholesale and retail racing and other sports related souvenir merchandise and apparel through its TSI subsidiary; and manufactures and distributes smaller-scale, modified racing cars and parts through its US Legend Cars subsidiary. The Company produces and sells an environmentally-friendly micro-lubricant ® through Oil-Chem.

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

BMS owns and operates a 0.533-mile lighted, high-banked concrete oval speedway, and a one-quarter mile modern, lighted dragway. BMS currently hosts two Sprint Cup Series events annually, two Nationwide Series races and one Camping World Truck Series race, each preceding a Sprint Cup event. BMS also currently hosts an annual National Hot Rod Association (NHRA) sanctioned Nationals and other bracket racing events, as well as various auto shows.

CMS owns and operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, a 2.25-mile road course, and several other on-site race tracks. CMS currently hosts three Sprint Cup Series events annually, two Nationwide Series and one Camping World Truck Series race, each preceding a Sprint Cup event. CMS constructed a 1/4-mile, four-lane, all concrete, modern, lighted dragway where it will host two annual NHRA-sanctioned Nationals in 2010 along with other drag racing events. CMS also hosts World of Outlaws (WOO) racing events, rents its racetrack facilities for motorsports related activities such as driving schools, automobile testing and car clubs, and conducts various other motorsports events throughout the year. CMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Speedway Club, which generates rental, membership, catering and dining revenues.

IR owns and operates a modern 2.52-mile, twelve-turn asphalt road course, a one-quarter mile modern, lighted dragway, and a modern expansive industrial park. IR currently hosts one Sprint Cup Series racing event annually. IR also hosts one Indy Racing League IndyCar Series (IRL) racing event, and annually hosts a NASCAR-sanctioned K&N Pro Series West event, a NHRA-sanctioned Nationals, as well as American Motorcycle Association (AMA) Series, and Sports Car Club of America (SCCA) racing events. Also, the racetrack is rented throughout the year for driving school and karting use by various organizations, including the SCCA, major automobile manufacturers, and other car clubs.

Kentucky owns and operates a 1.5-mile lighted, tri-oval asphalt superspeedway located in Sparta, Kentucky, and presently annually hosts one Nationwide Series, one Camping World Truck Series, and one IRL Series racing event. The racetrack is also rented for various motorsports related activities and conducts other racing events during the year.

LVMS owns and operates a 1.5-mile lighted, asphalt quad-oval superspeedway, a one-quarter mile modern, lighted dragway, a 1/2-mile, modern, lighted dirt track, and several other on-site race tracks. LVMS currently hosts one Sprint Cup Series, one Nationwide Series and one Camping World Truck Series racing event. LVMS currently hosts two annual NHRA-sanctioned Nationals racing events, as well as other NHRA and bracket drag racing events. LVMS also annually promotes a WOO race, drag racing and various other motorsports events at its on-site paved and dirt tracks. The racetrack is also rented throughout the year for motorsports related activities such as driving schools and automobile testing.

NHMS owns and operates a multi-use complex located in Loudon, New Hampshire, featuring a 1.058-mile oval superspeedway and a 1.6-mile road course. NHMS currently hosts two Sprint Cup Series races annually, and one Nationwide Series and one Camping World Truck Series race, each preceding a Sprint Cup event. NHMS also annually hosts two NASCAR-sanctioned K&N Pro Series East events, SCCA and other racing events and is rented throughout the year for motorsports activities such as driving schools and car clubs.

TMS operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, and a 2.48-mile road course. TMS currently hosts two Sprint Cup events annually, each preceded by a Nationwide Series race. TMS also promotes two Camping World Truck Series racing events, as well as one IRL Series, one ARCA Series, SCCA and other racing

Speedway Motorsports, Inc. Annual Report on Form 10-K
63

events. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. TMS has constructed 76 condominiums overlooking the speedway, 71 of which have been sold or contracted for sale as of December 31, 2009. TMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Speedway Club at TMS, which generates rental, membership, catering and dining revenues.

SMI Properties provides event souvenir merchandising services, and receives commissions for food, beverage and hospitality catering services provided by the Levy Premium Foodservice Limited Partnership, wholly-owned by Compass Group USA, Inc., (the Levy Group) to the Company’s speedways and other third party sports-oriented venues (see “Long-Term Management Contract” below). SMI Properties also provides screenprinting and embroidery services, is a distributor of wholesale and retail racing and other sports related souvenir merchandise and apparel.

Oil-Chem produces an environmentally-friendly, micro-lubricant® that is promoted and distributed by mass-marketing retailers, auto parts stores and other wholesale and retail customers.

PRN is the Company’s proprietary radio Performance Racing Network. PRN is syndicated nationwide, plans to broadcast most of the Company’s NASCAR Sprint Cup and Nationwide Series racing events in 2010, as well as many other events, and produces daily and weekly racing-oriented programs throughout the NASCAR season.

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

US Legend Cars (formerly known as 600 Racing), a wholly-owned subsidiary of CMS, developed, operates and is the official sanctioning body of the Legends Racing Circuit. US Legend Cars also manufactures and sells 5/8-scale cars modeled after older-style coupes and sedans (Legends Cars), a line of smaller-scale cars (the Bandolero), and a line modeled after older-style roadsters (the Thunder Roadster), with all three lines collectively referred to as “US Legend Cars” or “Legends Cars”.

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

Long-Term Management Contract – The Levy Group has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s speedways and other outside venues under a long-term food and beverage management agreement. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The management contract, which commenced in 2002, is initially for a ten-year period with a renewal option for an additional ten years.

Racing Events – As further described in Note 2, the Company derives a substantial portion of its total revenues from admissions, event related and NASCAR broadcasting revenue. In 2009, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. These 23 major scheduled NASCAR-sanctioned races include the Nationwide Series race at Kentucky purchased in December 2008. The Company also held eight NASCAR Camping World Truck Series racing events, three IRL racing events, five major NHRA racing events, two ARCA racing events, and three WOO racing events. In 2008, the Company held 22 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup

Speedway Motorsports, Inc. Annual Report on Form 10-K
64

and nine Nationwide Series racing events, eight NASCAR Camping World Truck Series racing events, two IRL racing events, five major NHRA racing events, and two WOO racing events. The 22 major NASCAR-sanctioned races include two Sprint Cup and one Nationwide Series races at NHMS purchased in January 2008. In 2007, the Company held 19 major annual racing events sanctioned by NASCAR, including 11 Sprint Cup and eight Nationwide Series racing events, seven NASCAR Camping World Truck Series racing events, two IRL racing events, four major NHRA racing events, and two WOO racing events.

The more significant racing schedule changes during the last three years include the following:

•	In 2009, one NASCAR Sprint Cup Series racing event at CMS was postponed and shortened due to poor weather

•	Pole position qualifying for certain NASCAR racing events was cancelled due to poor weather (one in 2009, four in 2008 and one in 2007)

•	In 2009, one NASCAR Nationwide, one NASCAR Camping World Truck and one IRL Series racing event was held at Kentucky purchased in December 2008

•	In 2008 and 2007, one NASCAR Camping World Truck Series racing event was held at AMS that was not held in 2009

•	Two NASCAR Sprint Cup, one Nationwide and one Camping World Truck Series racing events were held at NHMS purchased in January 2008

•	CMS held a new major NHRA racing event in 2008

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue and Expense Recognition – The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, driving school revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes TSI and certain SMI Properties merchandising revenues, Legends Car and parts sales, The Speedway Club at CMS and The Texas Motor Speedway Club (together the “Speedway Clubs”) revenues, Oil-Chem revenues, and industrial park and office tower rentals. “Earnings or losses on equity investees” include the Company’s share of joint venture equity investee profits or losses.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services. “NASCAR purse and sanction fees” includes payments to, and portions of broadcasting revenues retained by, NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of TSI and certain SMI Properties merchandising, Legends Cars, Speedway Clubs, Oil-Chem, and industrial park and office tower rental revenues.

Event Revenues and Deferred Race Event Income, Net – The Company recognizes admissions, NASCAR broadcasting and event related revenues when an event is held. Event souvenir merchandise sales and commissions from food and beverage sales are recognized at time of sale. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses can include race purses and sanction fees remitted to or retained by NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (i) generally advance revenue is refundable and (ii) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements. Advance revenues, and certain related direct expenses, if any, for track rentals, driv -

Speedway Motorsports, Inc. Annual Report on Form 10-K
65

ing school and similar activities are deferred and recognized when the activities take place. Management believes its revenue recognition policies follow applicable authoritative guidance.

NASCAR Broadcasting Revenues and NASCAR Purse and Sanction Fees – NASCAR contracts directly with certain television networks on broadcasting rights for all NASCAR-sanctioned Sprint Cup, Nationwide and Camping World Truck Series racing events. The Company receives television broadcasting revenues under annual contractual sanction agreements for each NASCAR sanctioned race. The Company negotiates its sanction fees for individual races with NASCAR on an annual basis. Under these sanction agreements, NASCAR typically retains 10% of gross broadcasting revenues as a component of their sanction fees. The Company reflects both sanction fee components in NASCAR purse and sanction fee expense. Prior to 2010, the Company typically has paid to NASCAR 25% of gross broadcasting revenues for purses awarded to race participants for each race, which is also reflected in NASCAR purse and sanction fee expense. Beginning in 2010, NASCAR will retain this 25% purse instead of the Company paying NASCAR as before. The remainder of such fees represent additional annually negotiated sanction fees paid to NASCAR by the Company for each race. This funding modification does not change the economics, and will not impact the Company’s reporting, of NASCAR broadcasting revenues and NASCAR purse and sanction fees.

Naming Rights and Other Marketing Agreements – The Company has various marketing agreements for sponsorships, onsite advertising, hospitality and other promotion related activities. Sponsorships generally consist of event, official and facility naming rights agreements. The Company presently has one ten-year naming rights agreement that renamed Sears Point Raceway as Infineon Raceway. The naming rights agreement at Infineon Raceway expires after 2011, and the agreement that renamed Lowe’s Motor Speedway as Charlotte Motor Speedway expired after 2009 and will not be renewed.

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

Joint Venture Equity Investment – The equity method is used to account for investments in joint ventures and other associated entities where the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%. As discussed in Note 1, equity investment in associated entity consists of the Company’s 50% owned joint venture Motorsports Authentics. MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results, and the Company records its 50% share of MA’s net income or loss based on their most recent annual audited financial statements. The Company’s share of MA’s operating results for each fiscal year December 1 through November 30 are included in “equity investee earnings or losses” for the Company’s fiscal year ended December 31. MA reports sales and other taxes collected from customers on a gross basis. All significant unrealized intercompany profits or losses pertain to unsold merchandise and have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since formation of MA. The Company’s share of undistributed equity deficit from equity investee earnings and losses included in the Company’s retained earnings was approximately $133,974,000 at December 31, 2009 and $58,155,000 at December 31, 2008. There were no significant differences in investor cost and underlying equity in the net assets of MA at acquisition.

The Company follows applicable authoritative guidance whereby declines in estimated investment fair value below carrying value assessed as other than temporary are recognized as a charge to earnings to reduce carrying value to estimated fair value. The Company periodically evaluates for possible declines in value and determines if declines are other than temporary based on, among other factors, the sufficiency and outcome of equity investee performed impairment assessments (which includes third

Speedway Motorsports, Inc. Annual Report on Form 10-K
66

party appraisals and other analyses), the amount and length of time that fair value may have been below carrying value, near-term and longer-term operating and financial prospects of equity investees, and the Company’s intent and ability to hold the equity investment for a period of time sufficient to allow for any anticipated recovery. Factors considered by the Company and MA in assessing possible impairment may include: (i) decreased or trends of decreasing revenue and profitability; (ii) updated long-term forecasts for existing and undeveloped product channels; (iii) assumptions on timing and strength of any anticipated economic recovery and on perpetuity growth rates; (iv) management efforts to increase revenues or reduce operating costs; (v) possible sale or other disposal of a reporting unit or a significant portion thereof; and (vi) probability weighted multiple cash flow scenarios reflecting future risk-adjusted growth opportunities.

Period Information. The following table presents summarized financial information for MA as of November 30, 2009 and 2008 and for the three years ended November 30, 2009 (coinciding with MA fiscal years) (in thousands):

	2009	2008	2007
Current assets	$24,391	$50,487	–
Noncurrent assets	3,215	144,143	–
Current liabilities	20,678	29,903	–
Noncurrent liabilities	5,344	11,506	–

Net sales	118,473	211,161	$210,101
Gross profit	21,042	66,290	42,353
Impairment of inventory and tooling and liability for loss on contracts	10,400	5,457	25,821
Impairment of goodwill and other long-lived assets	136,093	–	69,499
(Loss) income from continuing operations	(151,637)	3,199	(111,961)
Net (loss) income	(151,637)	3,199	(112,474)

The fiscal 2009 operating results of MA were negatively impacted by decreased attendance at motorsports racing events, recessionary conditions and reduced discretionary spending, declining sales to mass retail department stores and specialty retailers, and increased competition for products sold under non-exclusive MA licenses. The fiscal 2008 improvement in MA’s operating results over 2007 reflect, among other factors, increased merchandise sales of a popular NASCAR driver and material MA licensor who changed racing teams at the end of 2007, and certain strategic and operational changes. There were no similar changes that favorably impacted MA results for the same periods in 2009. Also, MA’s fiscal 2008 results reflect reversal of a previously recorded accrual of approximately $1.9 million upon settlement of certain litigation. MA’s fiscal 2007 results also reflect a loss from the sale of certain discontinued operations and certain nonrecurring adjustments. These MA charges and operating results are included in the Company’s “motorsports event related” reporting segment (see Note 13).

Impairment Charges. The fiscal 2009 operating results of MA also include sizable impairment charges for inventory, goodwill and other long-lived tangible and intangible assets. The unforeseen severity and length of the recession, along with increased uncertainty concerning MA’s ability to compete successfully and profitably in certain product channels, particularly non-exclusive licensed products, and to achieve previously contemplated future business initiatives, led MA management to perform an impairment evaluation of long-lived assets, including intangible assets, for possible impairment. Also, as MA management assessed ongoing challenges, it became apparent there was significant risk in MA’s future business initiatives and that estimated future cash flows would be lower than previous forecasts. See “Ongoing Business and Financial Risks” below for additional operating risks and factors considered in impairment evaluation. MA evaluated and measured impairment under applicable authoritative guidance based on discounted estimated annual future cash flows using the income approach, with the assistance of an independent valuation firm. This evaluation was completed within MA’s fourth fiscal quarter ended November 30, 2009. The inputs for measuring MA fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. The Company believes the methods used by MA to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of MA’s fair value as of November 30, 2009. These non-cash charges are reflected in the Company’s equity investee losses for 2009. The Company’s 50% share of these MA charges approximated $4.5 million for reduction of inventory and tooling to estimated net recoverable value and $68.0 million for reduction of MA’s business net assets to estimated fair value (with no income tax benefit).

Speedway Motorsports, Inc. Annual Report on Form 10-K
67

As of December 31, 2009, the Company’s carrying value of its equity investment in MA, after reflecting its 50% share of MA’s 2009 impairment charges and operating results and its other than temporary impairment charge, was reduced to $0. This non-cash 2009 charge of $1,247,000 (with no income tax benefit), which is reflected in the Company’s equity investee losses, reduced the remaining carrying value to estimated fair value based on the applicable authoritative guidance and methodology described above and the Company’s assessment that such decline may be other than temporary. The Company’s and MA’s evaluation are subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different conditions or assumptions, or changes in cash flows or profitability, could have a material effect on the outcome of these impairment evaluations.

The fiscal 2008 operating results of MA include sizable impairment charges for excess merchandise inventory due to ongoing NASCAR driver, team and sponsor changes, increased competition for products sold under non-exclusive MA licenses, nonrenewal of exclusive or non-exclusive MA licenses, and assumptions about future demand, market conditions and trends that might adversely impact exposure to excess product levels and realization. The Company’s 50% share of these MA charges approximated $2.7 million for reduction of inventory to estimated net recoverable value (with no income tax benefit). The fiscal 2007 operating results of MA include sizable impairment charges for inventory, tooling, goodwill and other intangible assets. These charges were due primarily to several NASCAR driver, team and sponsor changes, renaming of the NASCAR NEXTEL Cup and Busch Series in 2008, NASCAR’s introduction of a new car design (the “Car of Tomorrow”), car manufacturer changes, other excess merchandise inventory and tooling no longer used for a secondary product line. The Company’s 50% share of these MA charges approximated $12.9 million for reduction of inventory and tooling to estimated net recoverable value and $34.8 million for reduction of MA’s business net assets to estimated fair value (with no income tax benefit).

Ongoing Business and Financial Risks. The following operating factors, among others, significantly impact MA’s revenues, profitability and operating cash flows: (i) economic conditions and consumer and corporate spending sentiment and trends, including prolonged recessionary conditions; (ii) the success of motorsports, the popularity of its licensed drivers and teams, the magnitude and timing of its licensed driver and team changes, particularly for NASCAR’s Sprint Cup Series, and the success of the “Car of Tomorrow”; (iii) increased competition for products sold under non-exclusive MA licenses, expanded licensing by licensors to competitors selling products similar to those under non-exclusive MA licenses, nonrenewal of exclusive or non-exclusive MA licenses upon expiration; (iv) deterioration in customer relationships; and (v) the success of MA management in achieving sustained profitability. Many of these operating factors are outside management’s control. Although lower than 2008, a significant portion of MA’s 2009 revenues and gross profits relate to merchandise sales of a material MA licensor, which may or may not continue at current levels. Lower revenues have resulted, and may continue to result in, reduced profitability and exposure to excess product levels. The management of MA periodically assesses the realization of inventories, including the sufficiency of lower of cost or market provisions based on, among other factors, current inventory levels, assumptions about current and future demand, market conditions and trends that might adversely impact exposure to excess product levels and realization. As of December 31, 2009, the carrying value of the Company’s equity investment in MA is $0. Under equity method accounting, the Company will no longer record its 50% share of future MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any.

MA is facing significant operating challenges. In its fiscal third quarter ended August 31, 2009, for various strategic purposes, MA ceased paying certain guaranteed royalties under several license agreements where estimated royalties payable based on projected sales were less than stipulated guaranteed minimum royalties payable (unearned royalties). All earned royalties that were due have been paid. MA has received notices from certain licensors alleging default under the license agreements if MA does not pay unearned royalties within stipulated cure periods. MA has obtained extensions from licensors where cure periods, including any subsequent extensions, have lapsed or are near termination. MA has not decided whether or when such payments, full or partial, may resume. Upon default, a material amount of guaranteed royalty payments under several license agreements could be asserted by the licensors as immediately due. Certain licensors have not granted extended cure periods, although no licensor has yet terminated their license agreement. MA is attempting to renegotiate its license agreements with essentially all present significant licensors of NASCAR merchandising on terms that allow MA reasonable future opportunities to operate profitably. Should such negotiations not be successful, should MA management decide to allow license defaults to remain uncured or should licensors not grant extended cure periods and exercise their rights under the agreements, MA’s business and its ability to continue operating could be severely impacted. There can be no assurance that these licensors will agree to revise contracted license terms, or continue to grant MA licensing rights, on acceptable terms. Upon contract termination, a material amount of guaranteed royalty payments under several license agreements could be asserted by licensors as immediately due. MA is exploring other

Speedway Motorsports, Inc. Annual Report on Form 10-K
68

business strategies to turn its business around. MA continues to restructure its business by implementing process improvements, cost reduction initiatives, improved inventory risk management, and streamlining operations. If such efforts are not sufficient or timely, MA could ultimately pursue bankruptcy.

The Report of Independent Registered Public Accounting Firm on MA’s historical consolidated financial statements for the three years ended November 30, 2009 includes an explanatory paragraph disclosing that MA is in technical default of certain of its license agreements that are material to the viability of the business, which raises substantial doubt about MA’s ability to continue as a going concern. This type of audit opinion results in non-compliance with one affirmative covenant under MA’s credit and security agreement. The Company has been informed that MA’s lender has not taken restrictive action with regards to this technical default and has allowed MA to continue to operate under the credit and security agreement while monitoring their situation. As of March 12, 2010, there were no borrowings under MA’s credit and security agreement.

As of December 31, 2009 and December 31, 2008, the Company had a contingent guarantee obligation associated with MA that is limited to $11,510,000 and $12,000,000, respectively, decreases annually, and expires through 2015 based on specified terms and conditions. Should the equity investee have insufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes the fair value of this guarantee is presently insignificant and no obligation has been recorded. The Company could increase its investment in MA, in the form of additional equity contributions or loans, in amounts that could be material. The Company could be required to record an impairment charge for any future carrying value of this equity investment under equity method accounting, including any additional Company investments, and for the Company’s contingent guarantee obligation, if funding was required.

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

Revenue Composition (Note 13) – The Company’s revenues for the three years ended December 31, 2009 are comprised of the following (in thousands):

	2009	2008	2007
Admissions	$163,087	$188,036	$179,765
NASCAR broadcasting	173,803	168,159	142,517
Sponsorships	75,476	81,317	63,165
Other event related	87,588	112,629	115,485
Motorsports event and non-event, and non-motorsports, related merchandise	42,562	51,624	52,757
Other	8,006	9,228	7,944
Total revenue	$550,522	$610,993	$561,633

Revenues described as “other event related” consist principally of commissioned food, beverage and souvenir sales, luxury suite rentals, and promotional and hospitality revenues during racing and non-racing events, track rentals, driving school revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “Motorsports event related merchandise revenue” consists principally of SMI Properties and SMI Trackside revenues from sales of owned souvenir merchandise during racing and non-racing events and in speedway gift shops. “Non-event motorsports related merchandise revenue” consists principally of revenues from TSI and certain SMI Properties sales of racing and other sports related souvenir merchandise and from Legends Car operations. “Non-motorsports merchandise revenue” consists principally of Oil-Chem product sales. “Other revenue” consists principally of revenues from the Speedway Clubs, industrial park and office tower rentals, and US Legend Cars as the sanctioning body for Legends Car Circuit races.

Speedway Motorsports, Inc. Annual Report on Form 10-K
69

Food and Beverage Management Agreement – The long-term Levy Group food and beverage management agreement (see Note 1) provides for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The Company’s commission-based net revenues associated with activities provided by the Levy Group are reported in event related revenue and, to a lesser extent, other operating revenue depending on the venue.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires extensive use of management estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at financial statement dates, and reported amounts of revenues and expenses. Actual future results could differ from those estimates. Such significant estimates include (i) recoverability of property and equipment, goodwill and other intangible assets, equity investments in associated entities, and investments associated with discontinued oil and gas activities, (ii) depreciable lives for property and equipment and amortization periods for intangible assets, (iii) accounting for income taxes, (iv) realization of receivables and inventories, (v) accruals for uninsured business risks, litigation, guaranteed obligations and other contingencies, and (vi) disclosures of stock-based compensation.

Cash and Cash Equivalents – The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. Cash equivalents principally consist of variable rate, overnight sweep accounts of commercial paper, repurchase agreements, municipal bond and United States Treasury securities.

Accounts and Notes Receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2009	2008	2007
Balance, beginning of year	$1,880	$1,754	$1,706
Bad debt expense	112	648	407
Actual write-offs, net of specific accounts recovered	(239)	(522)	(359)
Balance, end of year	$1,753	$1,880	$1,754

Other Noncurrent Assets as of December 31, 2009 and 2008 consist of (in thousands):

	2009	2008
Deferred financing costs, net	$12,937	$5,058
Land held for development	12,265	12,265
Marketable equity securities	28	14
Other	6,990	5,592
Total	$32,220	$22,929

Noncurrent assets are generally reported at cost except for marketable equity securities which are reported at fair value. Management evaluates these assets for recovery when events or circumstances indicate possible impairment may have occurred. As of December 31, 2009, there have been no events or circumstances which might indicate possible recoverability concerns or impairment.

Deferred Financing Costs are amortized over the associated debt terms of three to ten years (or remaining terms for loan amendment costs), and are reported net of accumulated amortization of $11,659,000 and $8,532,000 at December 31, 2009 and 2008.

Land Held For Development represents property adjacent to a regional outlet mall in the Charlotte metropolitan area which management plans to develop and market or possibly sell in suitable market conditions.

Marketable Equity Securities are classified as “available for sale” as they are not bought and held principally for the purpose of near-term sale, and are reported at fair value, with temporary unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of stockholders’ equity. Valuation allowances are reflected as a charge to stockholders’

Speedway Motorsports, Inc. Annual Report on Form 10-K
70

equity to increase or decrease the carrying amount of these long-term marketable equity securities to market value. Management intends to hold these securities through at least fiscal 2010, and has assessed any declines in fair value as temporary as of December 31, 2009. Cumulative unrealized gains or losses at each period end, sales of marketable equity securities in 2007 through 2009, and any continuous losses for less than or more than 12 months were not significant.

Property and Equipment (Note 4) are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements pertain primarily to industrial park, office and warehouse facilities, and are amortized using the straight-line method over the lesser of associated lease terms or estimated useful lives. Expenditures for repairs and maintenance are charged to expense when incurred, unless useful asset lives are extended or assets improved. Construction in progress includes all direct costs and capitalized interest on fixed assets under construction. When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using applicable authoritative guidance. When improvement projects produce a higher economic yield and require demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project. Also, assets are classified as held for sale when management determines that sale is probable within one year. Management believes no impairment of long-lived assets used in continuing operations exists at December 31, 2009.

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

Goodwill and Other Intangible Assets (Note 5) represent the excess of business acquisition costs over the fair value of net assets acquired, and are all associated with the Company’s motorsports related activities and reporting units. Intangible assets consist predominately of goodwill and nonamortizable intangible assets for race event sanctioning and renewal agreements and, to a lesser extent, goodwill associated with event related motorsports merchandising and amortizable intangible assets associated with network and other media promotional contracts for non-event motorsports merchandising (prior to impairment as further described in Note 5). Acquired intangible assets are valued using the direct value method. The Company’s race event sanctioning and renewal agreements for each NASCAR-sanctioned racing event are awarded annually. The Company has evaluated each of its intangible assets for these agreements and determined that each will extend into the foreseeable future. The Company has never been unable to renew these race date agreements for any subsequent year and no such agreement has ever been cancelled. Based on these and other factors, such race date agreements are expected to be awarded to the Company in perpetuity. As such, these nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely.

The Company follows applicable authoritative guidance on accounting for goodwill and other intangible assets which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and requires testing for possible impairment at least annually. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary an operating segment and separate reporting unit principally because that is the lowest level for which discrete financial information is available to the Company’s segment managers and chief operating decision maker. No reporting units are aggregated for purposes of evaluating intangible assets for possible impairment. The Company evaluates intangible assets for possible impairment based on expected future discounted operating cash flows and profitability attributable to such assets (using the fair value assessment provisions of applicable authoritative guidance), supported by quoted market prices or comparable transactions where available or applicable. The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred.

Management’s latest annual assessment of goodwill and other intangible assets in the second quarter 2009 indicated there had been no impairment, and except for certain network and other media promotional contracts as further described in Note 5, there has since been no other events or circumstances which indicate possible impairment as of December 31, 2009. For the Company’s financial reporting as of December 31, 2009, management’s evaluation was based on: (i) assessment of goodwill and

Speedway Motorsports, Inc. Annual Report on Form 10-K
71

intangible assets for possible impairment for each separate reporting unit using the methodology described above and (ii) estimated fair values of tangible and intangible assets using recent third party appraisals and expected future discounted operating cash flows for comparable transactions, including the Company’s 2008 NHMS and Kentucky acquisitions. Management considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements based on recent and historical sales transactions (the Company presently has agreements to annually conduct thirteen NASCAR Sprint Cup, ten NASCAR Nationwide, and eight NASCAR Camping World Truck Series races), combined with the estimated fair value for all other Company net assets, exceeds its current market capitalization. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to the Company’s common stock from historical and forward-looking perspectives. Such information was also compared to available market information for certain motorsports industry peers.

Management believes the Company’s methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and most used for such purposes. Weighting of evaluation results was not required as none of the methods, individually or collectively, indicated possible impairment. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in the Company’s core motorsports business. Based on this analysis, both individually and collectively, management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is temporary and not an indicator of impairment, and no unrecognized impairment of goodwill or other intangible assets had occurred through and as of December 31, 2009. Management believes the Company’s present operational and cash flow outlook further supports its conclusion. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the impairment evaluation and the Company’s future financial condition or results of operations.

Deferred Income, Net (noncurrent) as of December 31, 2009 and 2008 consists of (in thousands):

	2009	2008
TMS Preferred Seat License fees, net	$5,978	$6,738
Deferred Speedway Club membership income	1,584	2,211
Other	233	277
Total	$7,795	$9,226

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

Deferred Speedway Club Membership Income – The CMS and TMS Speedway Clubs sell extended memberships that entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments. Net membership revenues are deferred when billed and amortized into income over an estimated average membership term of ten years.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $15,672,000 in 2009, $15,914,000 in 2008 and $13,753,000 in 2007. There were no deferred direct-response advertising costs at December 31, 2009 or 2008.

Operating Leases – The Company has various operating leases principally for office and warehouse space and for equipment used in conducting racing events and other operations. These operating leases typically have initial terms of less than one year or are

Speedway Motorsports, Inc. Annual Report on Form 10-K
72

cancelable with minimal notice. Rent expense for operating leases amounted to $5,694,000 in 2009, $6,355,000 in 2008 and $5,326,000 in 2007. Various office and warehouse facilities are leased from an affiliate (see Note 9) that are cancelable with minimal notice; however, such lease arrangements will likely be renewed annually through specific contract periods. Assuming renewal through contracted periods, future annual minimum lease payments are as follows: $792,000 in 2010, $596,000 in 2011, $345,000 in 2012, $20,000 in 2013, $4,000 thereafter, and $1,757,000 in total.

The Company leases various office, warehouse and industrial park space under operating leases to various entities largely involved in motorsports. These operating leases typically have initial terms of one year or more and are noncancelable. Lease revenue for operating leases amounted to $4,212,000 in 2009, $4,089,000 in 2008 and $3,573,000 in 2007. Contracted future annual minimum lease payments are as follows: $3,580,000 in 2010, $2,806,000 in 2011, $2,215,000 in 2012, $1,147,000 in 2013, $1,487,000 thereafter, and $11,235,000 in total.

Loss Contingencies and Financial Guarantees – The Company accrues a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs associated with loss contingencies are expensed as incurred. The Company accounts for financial guarantees using applicable authoritative guidance which requires, among other things, that guarantors recognize a liability for the fair value of obligations undertaken by issuing a guarantee.

Other Expense (Income), Net for 2007 through 2009 consists of (in thousands):

	2009	2008	2007
Gain associated with land sales	$(150)	$(1,000)	$(407)
Net loss on abandonment and disposals of property and equipment and net business assets	131	263	5,228
Other	356	(340)	378
	$337	$(1,077)	$5,199

Abandonment and disposals of property and equipment and net business assets include: (i) impairment of certain LVMS, IR and Oil-Chem assets and sale of NCS net business assets in 2007 and (ii) disposition of other individually insignificant property and equipment in 2007 through 2009.

Income Taxes (Note 8) – The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities. Income taxes are provided using the liability method whereby estimated deferred income taxes, and significant items giving rise to deferred tax assets and liabilities, reflect management’s assessment of future taxes likely to be paid, including timing, probability of realization and other relevant factors. The Company’s accounting for income taxes reflects management’s assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. The Company assesses the need for valuation allowances for deferred tax assets based on the sufficiency of estimated future taxable income and other relevant factors.

The Company follows applicable authoritative guidance on accounting for uncertainty in income taxes which, among other things, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, and disclosures. Evaluation of a tax position includes determining whether it is more likely than not a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position meets the more-likely-than-not recognition threshold, it is presumed the position will be examined by appropriate taxing authorities having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Speedway Motorsports, Inc. Annual Report on Form 10-K
73

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis amounted to $8,815,000 in 2009, $10,669,000 in 2008 and $12,327,000 in 2007.

Fair Value of Financial Instruments – The Company follows applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, short-term investments, accounts and notes receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Short-term investments, marketable debt and equity securities, and interest rate swaps are carried at fair value based on binding and non-binding broker quoted market prices. Notes and other receivables and bank revolving credit facility borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior notes payable and senior subordinated notes payable are publicly traded and estimated fair values are based on single broker quote market quotes. Other long-term debt is non-interest bearing and discounted based on estimated current cost of borrowings and, therefore, carrying values approximate market value. Quoted market prices are not available for determining market value of the Company’s equity investment in associated entity. For equity investments, the Company estimates fair value primarily using estimated discounted cash flows. See “Joint Venture Equity Investment” above for fair value information on a contingent guarantee obligation associated with MA.

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of December 31, 2009 and 2008 (in thousands):

			December 31, 2009		December 31, 2008
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$97,651	$97,651	$52,678	$52,678
Short-term investments	2	R	975	975	5,387	5,387
Marketable equity securities	1	R	28	28	14	14
Floating rate notes receivable	2	R	3,525	3,525	3,910	3,910

Liabilities (Note 6)
Floating rate revolving credit facility	2	R	70,000	70,000	350,000	350,000
6 3/4% Senior Subordinated Notes Payable due 2013	1	NR	330,000	326,700	330,000	237,600
8 3/4% Senior Notes Payable due 2016	1	NR	267,034	292,188	–	–
Other long-term debt	2	NR	5,328	5,328	6,480	6,480
Cash flow interest swap on revolving Credit Facility	2	R	42	42	451	451

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Short-term investments consist principally of liquid marketable mutual fund securities and auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, and realized and unrealized gains or losses are included in the Company’s consolidated statements of operations. As of December 31, 2008, the Company had marketable securities investments of approximately $2,021,000 in the Columbia Strategic Asset Mutual Fund of Bank of America based on its estimated fair market value of 82.7% of par. The Company has since received fund distributions that eliminated this investment as of December 31, 2009 with no significant additional realized loss. As of December 31, 2009 and December 31, 2008, the Company had approximately $975,000 and $1,000,000 invested in auction rate securities which approximates fair value. Management has the ability and intends to hold these securities until the bond

Speedway Motorsports, Inc. Annual Report on Form 10-K
74

market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments, accounts and notes receivable, marketable equity securities and interest rate swaps. Concentration of credit risk with respect to cash and cash equivalents, short-term investments and interest rate swaps is limited through placement with major high-credit qualified financial institutions. However, amounts placed often significantly exceed available insured limits. Concentrations of credit risk with respect to accounts receivable are limited due to the large numbers and wide variety of customers and customer industries and their broad geographical dispersion. Also, a significant portion of the Company’s accounts receivable typically pertain to advance revenues for specific events which are deferred until the event is held. As such, exposure to credit risk on such receivables that could adversely affect operating results is limited until recognition of the associated deferred race event income. As of December 31, 2009, the Company has no significant concentration of accounts receivable or deferred revenue related to automobile manufacturers or other customers associated with that industry. The Company generally requires sufficient collateral equal to or exceeding note amounts, or accepts notes from high-credit quality entities or high net-worth individuals, limiting its exposure to credit risk. Amounts due from affiliates typically can be offset to the extent of amounts payable to affiliates, limiting the Company’s exposure to credit risk.

Other Contingencies – CMS’s property includes areas used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the CMS property ceased in 1992, but CMS currently allows certain property to be used for land clearing and inert debris landfilling (LCID). Landfilling for construction and demolition debris (C&D) has ceased on the CMS property. Management believes the Company’s operations, including the landfills on its property, comply with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

Reclassifications – Certain prior year accounts were reclassified to conform with current year presentation.

Recently Issued Accounting Standards – The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-17 “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which, among other things, amends existing authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective for fiscal annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently assessing the impact, if any, adoption may have on its financial statements or disclosures.

The FASB issued Accounting Standards Update No. 2010-02 “Consolidations (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification” which establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. Entities are required to deconsolidate subsidiaries when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation, entities are to recognize transaction gains or losses and measure any retained subsidiary investment at fair value. In contrast, entities are required to account for decreases in subsidiary ownership interests that do not result in changes in control as equity transactions. The amended guidance is effective for the first fiscal interim or annual reporting period ending on or after December 15, 2009. The Company’s adoption had no significant impact on its financial statements or disclosures, and the Company will apply this guidance if and when future applicable transactions occur.

The FASB issued Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Instruments” which, among other things, expands disclosures on recurring fair value measurements, including activity, transfers and reconciliation of asset and liability classes, using Levels 1, 2 and 3 as defined. The guidance also clarifies existing disclosures on levels of disaggregation between such classes and about input and valuation techniques used to measure recurring and nonrecurring Level 2 or Level 3 fair value measurements. The guidance is effective for fiscal interim or annual reporting periods beginning after December 15, 2009. The Company is currently assessing the impact, if any, adoption may have on its financial statements or disclosures.

Speedway Motorsports, Inc. Annual Report on Form 10-K
75

3. INVENTORIES

Inventory costs consist of: (i) souvenirs and 5/8-scale and similar small-scale finished vehicles determined on a first-in, first-out basis; and (ii) apparel, micro-lubricant®, and parts and accessories product costs determined on an average current cost basis. No general and administrative costs are included in inventory costs. Cost of sales are charged using the same inventory cost bases. Inventories as of December 31, 2009 and 2008 consist of (in thousands):

		2009	2008
Souvenirs and apparel		$5,176	$6,978
Finished vehicles, parts and accessories		5,254	5,341
Micro-lubricant® and other		794	1,233
Total		$11,224	$13,552

All inventories are stated at the lower of cost or market value with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. There were no bulk petroleum inventories as of December 31, 2009 or 2008.

Inventories are reflected net of provisions summarized as follows (in thousands):

	2009	2008	2007
Balance, beginning of year	$7,727	$7,912	$7,542
Current year provision	817	4,025	2,509
Current year sales and write-offs	(2,044)	(4,210)	(2,139)
Increase (decrease) from acquisitions or dispositions	–	–	–
Balance, end of year	$6,500	$7,727	$7,912
4. PROPERTY AND EQUIPMENT Property and equipment as of December 31, 2009 and 2008 is summarized as follows (dollars in thousands):
	Estimated Useful Lives	2009	2008
Land and land improvements	5-25	$430,932	$404,892
Racetracks and grandstands	5-45	680,343	682,861
Buildings and luxury suites	5-40	418,777	415,998
Machinery and equipment	3-20	42,579	41,861
Furniture and fixtures	5-20	31,129	30,907
Autos and trucks	3-10	10,645	10,333
Construction in progress		3,475	2,173
Total		1,617,880	1,589,025
Less accumulated depreciation		(438,825)	(393,485)
Net		$1,179,055	$1,195,540

Other Information – Depreciation expense amounted to $52,468,000 in 2009, $47,763,000 in 2008 and $44,183,000 in 2007.

Speedway Motorsports, Inc. Annual Report on Form 10-K
76

-

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The composition and accounting for intangible assets are further described in Note 2. As of December 31, 2009 and 2008, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	2009			2008			Estimated Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Nonamortizable race event sanctioning and renewal agreements	$394,913	–	$394,913	$394,913	–	$394,913	–
Amortizable race event sanctioning and renewal agreements	70	–	70	–	–	–	6
Amortizable network and other media promotional contracts	–	–	–	3,320	$(693)	2,627	30
Total	$394,983	–	$394,983	$398,233	$(693)	$397,540

Changes in the gross carrying value of other intangible assets and goodwill for 2009 and 2008 are as follows (in thousands):

	Other Intangible Assets		Goodwill
	2009	2008	2009	2008
Balance, beginning of year	$398,233	$102,103	$185,788	$54,454
Increase from acquisitions	70	296,130	–	131,334
Decrease from impairment charge	(3,320)	–	(4,775)	–
Balance, end of year	$394,983	$398,233	$181,013	$185,788

For 2009, other intangible assets acquired consist of amortizable event sanctioning and renewal agreements for certain annual drag racing events to be held for six years commencing in 2010. For 2008, increases in the gross carrying value of other intangible assets and goodwill reflect purchase accounting for the NHMS acquisition as further described in Note 1 “2008 New Hampshire Motor Speedway Acquisition” and Note 14. Other intangible assets acquired in 2008 consist of nonamortizable race event sanctioning and renewal agreements to annually host two NASCAR Sprint Cup and one NASCAR Nationwide Series racing events.

The 2009 decrease in other intangible assets and goodwill reflect an impairment charge associated with recent potentially unfavorable developments for certain promotional contracts and operations of TSI. The Company assessed possible impairment in the fourth quarter 2009, based on applicable authoritative guidance and methodology described in Note 2 “Goodwill and Other Intangible Assets”, and found that carrying values exceeded estimated fair value. This non-cash 2009 impairment charge amounted to $7,273,000 before income tax benefits of $2,866,000, and consisted of gross carrying values of $8,095,000 and accumulated amortization of $822,000. The inputs for measuring fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. The Company believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value as of December 31, 2009. The charge and associated operations are included in the Company’s “all other” reporting segment (see Note 13).

Amortization expense on other intangible assets amounted to $129,000 in each year for 2007 through 2009. Estimated annual amortization expense for each of the next five years is not significant.

Speedway Motorsports, Inc. Annual Report on Form 10-K
77

6. LONG-TERM DEBT

Long-term debt as of December 31, 2009 and 2008 consists of (in thousands):

	2009	2008
Revolving bank credit facility	$70,000	$350,000
Senior notes	267,034	–
Senior subordinated notes	330,000	330,000
Other notes payable	5,328	6,480
Total	672,362	686,480
Less current maturities	(1,219)	(1,157)
	$671,143	$685,323

Annual maturities of long-term debt as of December 31, 2009 are as follows (in thousands):

2010	$1,219
2011	1,289
2012	71,368
2013	331,452
2014	–
Thereafter	267,034
Total	$672,362

New Senior Notes – In May 2009, the Company completed a private placement of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275,000,000. These 2009 Senior Notes were issued at 96.8% of par value, and net proceeds, after commissions and fees, approximated $261,047,000. Net offering proceeds were used to reduce outstanding borrowings under the Company’s Credit Facility described below. In October 2009, the Company offered to exchange these notes for substantially identical notes registered under the Securities Act, which closed in November 2009. Original debt issuance discount and deferred financing costs are being amortized over the associated seven-year note term. As of December 31, 2009, the 2009 Senior Notes carrying value of $267,034,000 is reported net of issuance discount of $7,966,000.

The Company’s management, including the Board of Directors, believes the notes offering, combined with the amendment and restatement of the Credit Facility described below, provides the Company additional financial and operational flexibility. The 2009 Senior Notes mature in 2016 and interest payments are due semi-annually on June 1 and December 1. The Indenture governing the 2009 Senior Notes (the 2009 Senior Notes Indenture) contains certain restrictive and required financial covenants. The Company agreed not to pledge its assets to any third party except under certain limited circumstances, and to certain other limitations or prohibitions concerning the incurrence of other indebtedness, issuance of capital stock, guarantees, asset sales, investments, dividends, distributions and redemptions. The 2009 Senior Notes Indenture permits annual dividend payments of up to approximately $0.48 per share of common stock, increasable subject to meeting certain financial covenants. The 2009 Senior Notes rank equally in right of payment with all existing and future senior debt; rank senior in right of payment to all existing and future subordinated debt, including the Senior Subordinated Notes described below; are effectively subordinated to all existing and future debt to the extent of assets securing such debt, including the 2009 Credit Facility; and are structurally subordinated to existing and future debt or other liabilities of subsidiaries that do not guarantee the 2009 Senior Notes. The Company may redeem some or all of the 2009 Senior Notes at annually declining redemption premiums ranging from 104.375% of par in the twelve month periods beginning June 1, 2013 to par after June 1, 2015, and up to 35% of the 2009 Senior Notes on or before June 1, 2012 with proceeds from certain equity offerings at a redemption premium. In the event of a change of control, the Company must offer to repurchase the 2009 Senior Notes at 101% of par value plus accrued and unpaid interest.

2009 Bank Credit Facility Amendment and Restatement – In May 2009, the Company’s Credit Facility was amended to: (i) allow issuance of the 2009 Senior Notes described above as permitted indebtedness; (ii) reduce permitted aggregate borrowings under

Speedway Motorsports, Inc. Annual Report on Form 10-K
78

the Credit Facility from $500,000,000 to $350,000,000; and (iii) require the Company to use proceeds from the 2009 Senior Notes offering to reduce outstanding Credit Facility borrowings. On July 14, 2009, the Company amended and restated its long-term, senior secured revolving credit facility (the 2009 Credit Facility) with a syndicate of banks led by Bank of America, N.A. as administrative agent and lender. Borrowings under the 2009 Credit Facility can be used to refinance existing Company indebtedness, and for working capital, capital expenditures, permitted investments, acquiring additional motor speedways and related businesses, and other corporate purposes, subject to specified limitations.

The 2009 Credit Facility: (i) provides for aggregate borrowings of up to $300,000,000, including separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for letters of credit; (ii) includes an “accordion” feature that provides for additional borrowings of up to $150,000,000 subject to meeting specified conditions; (iii) matures in July 2012; (iv) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; (v) limits annual capital expenditures to $80,000,000; (vi) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vii) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100,000,000 over the 2009 Credit Facility term. The 2009 Credit Facility also permits investments aggregating up to an additional $5,000,000 each year in the Company’s oil and gas activities (see Note 15) and certain other businesses, and allows for additional investments, contracts and contract assignment associated with the Company’s buying and selling of bulk petroleum products to specified foreign parties.

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

The Company borrowed $30,000,000 and repaid borrowings of $48,953,000 for working capital purposes in 2009, and borrowed $300,000,000 to fund the NHMS purchase and repaid borrowings of $48,438,000 for working capital purposes in 2008. As further discussed above, proceeds from the 2009 Senior Notes offering were used to reduce outstanding Credit Facility borrowings by $261,047,000. At December 31, 2009 and 2008, outstanding borrowings under the 2009 Credit Facility and the Credit Facility were $70,000,000 and $350,000,000, respectively. As of December 31, 2009, outstanding letters of credit amounted to $865,000, and the Company could borrow up to an additional $229,135,000 under the 2009 Credit Facility. Although originally scheduled to mature March 31, 2010, amounts outstanding under the 2009 Credit Facility are appropriately classified as long-term debt in the accompanying December 31, 2009 balance sheet because that agreement extended maturity until July 2012.

Certain Bank Credit Facility Information Before 2009 Amendment and Restatement – The Company’s Credit Facility, prior to amendment and restatement in July 2009, as described above: (i) was previously scheduled to mature March 31, 2010; (ii) had an overall borrowing limit of $500,000,000, including separate sub-limits of $10,000,000 for swing line loans and $75,000,000 for letters of credit; (iii) contained substantially similar restrictive financial covenants and limitations and pledged security interests; and (iv) interest was based, at the Company’s option, upon LIBOR plus 0.875% to 1.75% or the greater of Bank of America’s prime rate or the Federal Funds rate plus 0.5%, adjusted periodically based upon certain ratios of funded debt to EBITDA.

In January 2008, the Company amended its Credit Facility to increase the amount available for borrowing under revolving loans from $400,000,000 to $500,000,000, and to specifically exclude the NHMS purchase (see Notes 1 and 14) from the provision

Speedway Motorsports, Inc. Annual Report on Form 10-K
79

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

Senior Subordinated Notes – In 2003, the Company issued 6 3/4% Senior Subordinated Notes due 2013 in a principal amount of $230,000,000. In 2004, the Company completed a $100,000,000 private placement add-on offering to the $230,000,000 Senior Subordinated Notes issued in 2003 to fund the purchase of North Carolina Speedway. The add-on notes are identical to the Senior Subordinated Notes issued in 2003 with the same interest rate, maturity, covenants, limitations, and other terms and are governed by the same indenture (hereafter both issuances are referred to as the Senior Subordinated Notes).

The Senior Subordinated Notes mature in 2013, are guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries, and interest payments are due semi-annually on June 1 and December 1. The Indenture governing the Senior Subordinated Notes permits dividend payments each year of up to approximately $0.40 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes are subordinated to all present and future senior secured indebtedness of the Company, including the 2009 Credit Facility described above. The Company may redeem some or all of the Senior Subordinated Notes at annually declining redemption premiums ranging from 102.25% of par in the twelve month periods beginning June 1, 2009 to par after June 1, 2011. In the event of a change of control, the Company must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest.

The 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The 2009 Credit Facility agreement, 2009 Senior Notes Indenture and Senior Subordinated Notes Indenture contain cross-default provisions. The Company was in compliance with all applicable covenants under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes as of December 31, 2009.

Other Notes Payable – Long-term debt includes a non-interest bearing debt obligation associated with the Company’s acquisition of Kentucky (see Note 1), payable in 60 monthly installments of $125,000 beginning in January 2009. As of December 31, 2009 and 2008, the obligation’s carrying value of $5,323,000 and $6,466,000, reflects a $677,000 and $1,034,000 discount, respectively, based on a 6% effective interest rate.

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

Under the present interest rate swap agreement, the Company pays a 3.87% fixed interest rate and receives a variable interest rate based on LIBOR on a principal notional amount of $4,688,000, which is scheduled to mature in March 2010. The agreement provides for quarterly settlement and expires corresponding with the underlying hedged debt term. The cash flow swap agreement does not meet the conditions for hedge accounting under applicable authoritative guidance. At December 31, 2009 and 2008, the Company has reflected a derivative liability for this swap of $42,000 and $451,000. Interest expense decreased $408,000 in 2009, and increased $450,000 in 2008 and $998,000 in 2007, due to market value changes of the interest rate swap agreement. Interest expense reflects net settlement payments of $461,000 in 2009 and $98,000 in 2008 and net settlement receipts of $617,000 in 2007.

Subsidiary Guarantees – Amounts outstanding under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes are guaranteed by all of SMI’s operative material subsidiaries except for Oil-Chem and its subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to SMI.

Speedway Motorsports, Inc. Annual Report on Form 10-K
80

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2009	2008	2007
Gross interest costs	$46,384	$41,265	$30,687
Less: capitalized interest costs	(438)	(1,484)	(1,793)
Interest expense	45,946	39,781	28,894
Interest income	(865)	(3,867)	(7,252)
Interest expense, net	$45,081	$35,914	$21,642
Weighted average interest rate on borrowings under bank Credit Facility	2.4%	4.5%	6.2%

7. CAPITAL STRUCTURE, PER SHARE DATA AND OTHER EQUITY INFORMATION

Preferred Stock – At December 31, 2009, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company’s Board of Directors. No preferred shares were issued or outstanding at December 31, 2009 or 2008.

Per Share Data – The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	2009	2008	2007
Income (loss) from continuing operations applicable to common stockholders and assumed conversions	$(6,158)	$105,903	$51,584
Weighted average common shares outstanding	42,657	43,410	43,735
Dilution effect of assumed conversions:
Common stock equivalents – stock awards	–	13	171
Weighted average common shares outstanding and assumed conversions	42,657	43,423	43,906
Basic earnings (loss) per share	$(0.14)	$2.44	$1.18
Diluted earnings (loss) per share	$(0.14)	$2.44	$1.17
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	1,686	1,050	67
Declaration of Cash Dividends – The Company’s Board of Directors approved aggregate dividends on common stock in 2007 through 2009 as follows (in thousands except per share amounts):
	2009	2008	2007
Cash dividends paid	$15,352	$14,748	$14,625
Dividends per common share	$0.36	$0.34	$0.335

Quarterly dividends were declared in 2009 and annual dividends were declared in 2008 and 2007. All declaration, record and payment dates were in the same fiscal periods, and all dividends were funded from available cash and cash equivalents on hand. See Note 6 for annual limitations on dividend payments under the 2009 Credit Facility, Senior Subordinated Notes and 2009 Senior Notes. On February 16, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on March 15, 2010 to shareholders of record as of March 1, 2010. This 2010 quarterly cash dividend will be paid using available cash and cash investments.

Stock Repurchase Program – The Company’s Board of Directors has approved a stock repurchase program authorizing SMI to repurchase shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the 2009 Credit Facility, Senior Subordinated Notes and 2009 Senior Notes (see Note 6), and other

Speedway Motorsports, Inc. Annual Report on Form 10-K
81

factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. In December 2009, the Company’s Board of Directors authorized SMI to repurchase up to an additional 1,000,000 shares of outstanding common stock, for an approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The Company repurchased 887,000, 526,000 and 473,000 shares of common stock for $12,628,000 in 2009, $9,921,000 in 2008 and $17,683,000 in 2007, respectively. As of December 31, 2009, the Company could repurchase up to an additional 1,355,000 shares under the current authorization.

8. INCOME TAXES

Components of the provision for income taxes are as follows (in thousands):

	2009	2008	2007
Current:
Federal	$9,516	$51,833	$65,982
State	885	6,814	8,632
	10,401	58,647	74,614
Deferred:
Federal	27,310	4,920	(7,059)
State	2,509	8,875	(2,663)
	29,819	13,795	(9,722)
Total	$40,220	$72,442	$64,892

The reconciliation of statutory federal and effective income tax rates is as follows:

	2009	2008	2007
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	(1.5)	5.7	3.3
Change in valuation allowances, primarily related to losses on equity investees	87.7	0.5	18.4
Other, net	(3.1)	(0.6)	(1.0)
Total	118.1%	40.6%	55.7%

Speedway Motorsports, Inc. Annual Report on Form 10-K
82

Tax effects of temporary differences resulting in deferred income taxes are as follows (in thousands):

	2009	2008
Deferred tax liabilities:
Property and equipment	$196,531	$174,067
Goodwill and other intangible assets	132,608	132,058
Expenses deducted for tax purposes and other	2,824	3,644
Subtotal	331,963	309,769
Deferred tax assets:
Income previously recognized for tax purposes	(18,245)	(25,378)
Stock option compensation expense	(1,024)	(1,710)
PSL and other deferred income recognized for tax purposes	(2,989)	(3,537)
State and federal net operating loss carryforwards	(2,718)	(2,758)
Basis difference for equity investment and subsidiary	(62,857)	(31,060)
Subtotal	(87,833)	(64,443)
Less: Valuation allowance	65,133	33,816
Net deferred tax assets	(22,700)	(30,627)
Total net deferred tax liabilities	309,263	279,142
Net current deferred tax assets	459	5,482
Net current deferred tax liabilities	–	–
Net non-current deferred tax liabilities	$309,722	$284,624

At December 31, 2009, the Company has approximately $941,000 of federal net operating loss carryforwards which expire in 2018 through 2027, and $48,026,000 of state net operating loss carryforwards which expire in 2011 through 2028. At December 31, 2009 and 2008, valuation allowances of $65,133,000 and $33,816,000 have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not for certain deferred tax assets and state net operating loss carryforwards. The 2009 change in valuation allowance is primarily attributable to a difference in financial and income tax reporting bases created by current period MA losses.

Effective Tax Rate Comparison for 2007 through 2009 – The Company’s effective income tax rate for 2009 was 118.1%, for 2008 was 40.6%, and for 2007 was 55.7%. This higher 2009 effective income tax rate is due primarily to the Company reflecting a valuation allowance of $31,314,000 against deferred tax assets associated with equity investee losses (see Note 2), because management has determined that ultimate realization is not more likely than not. The 2009 effective tax rate was positively impacted by decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities. The higher 2007 effective income tax rate reflects a valuation allowance of $21,103,000 against deferred tax assets associated with equity investee losses because management determined that ultimate realization is not more likely than not. The 2007 tax rate also reflects an increase of $464,000 in valuation allowances on certain state net operating loss carryforwards because management does not believe ultimate realization is more likely than not.

Accounting for Uncertainty in Income Taxes – As of January 1, 2007, the Company adopted and now follows applicable authoritative guidance on accounting for uncertainty in income taxes which is further discussed in Note 2 – “Income Taxes”. Adoption resulted in the Company recognizing an increase to income tax liabilities of $7,633,000 and noncurrent deferred tax assets of $3,220,000, and a corresponding cumulative adjustment decrease to retained earnings of $4,413,000 as of January 1, 2007. The non-cash adjustment had no impact on the Company’s results of operations. Income tax liabilities for unrecognized tax benefits approximate $5,081,000 and $7,572,000 as of December 31, 2009 and 2008, respectively, and are included in other non -

Speedway Motorsports, Inc. Annual Report on Form 10-K
83

current liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Interest and penalties recognized on uncertain tax positions amounted to $429,000 in 2009, $684,000 in 2008 and $538,000 in 2007. As of December 31, 2009 and 2008, the Company had $3,925,000 and $4,058,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of December 31, 2009, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2002 through 2009 by the North Carolina Department of Revenue, and 2006 through 2009 by all other taxing jurisdictions to which the Company is subject.

A reconciliation of the change in the total unrecognized tax benefits and other information for the three years ended December 31, 2009 is as follows (in thousands):

	2009	2008	2007
Beginning of period	$7,572	$7,159	$7,774
Increases for tax positions of current year	–	–	230
Increases for tax positions of prior years	–	820	–
Decreases for tax positions of prior years	–	–	(699)
Reductions for lapse of applicable statute of limitations	(507)	(407)	(146)
Reductions for settlements with taxing authorities	(1,984)	–	–
End of period	$5,081	$7,572	$7,159

Tax Depreciation Method Change – At December 31, 2009 and 2008, the Company had significant net noncurrent deferred tax liabilities, the majority of which pertain to accelerated depreciation on its property and equipment for tax reporting purposes. In evaluating the potential effects of a tax advice memorandum published by the Internal Revenue Service (IRS), the Company filed in 2005 a change in tax accounting method with the IRS with respect to, among other things, changing tax depreciation methods and extending depreciable lives for certain significant motorsports facility assets. The tax method accounting change was expected to reduce the Company’s tax depreciation expense for certain previous years and was includable in federal and state taxable income over four years beginning in 2005. The Company paid accelerated taxes of $28,219,000 in 2008 and $28,179,000 in 2007, and no accelerated taxes were paid in 2009. Management believes filing the change in tax accounting method was the best course of action to minimize costs and uncertainty. Management believes the Company has sufficiently provided for income taxes and associated reserves, and no current or future charge to earnings is expected at this time resulting from the tax accounting change. These amounts should be substantially recovered in succeeding years from increased tax depreciation as these assets continue to be depreciated for tax purposes over longer periods. As such, management does not believe the tax accounting change will have a material adverse effect on the Company’s future financial position or results of operations.

9. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at December 31, 2009 and 2008 include $4,754,000 and $5,084,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company did not anticipate or require repayment before December 31, 2010, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2008 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $330,000 in 2009, $247,000 in 2008 and $161,000 in 2007. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Amounts payable to affiliate at December 31, 2009 and 2008 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because payment is not required before December 31, 2010.

Speedway Motorsports, Inc. Annual Report on Form 10-K
84

US Legend Cars, SMI Properties and Oil-Chem each lease office and warehouse facilities from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for US Legend Cars approximated $246,000 in 2009, $243,000 in 2008 and $233,000 in 2007. Rent expense for SMI Properties approximated $242,000 in 2009, $241,000 in 2008 and $264,000 in 2007. Rent expense for Oil-Chem in 2009 and 2008 approximated $96,000 and was insignificant in 2007. At December 31, 2009 and 2008, amounts owed to Chartown were not significant.

Various SMI subsidiaries purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of approximately $113,000 in 2009, $247,000 in 2008 and $345,000 in 2007. Vehicles sold to SAI approximated $163,000 in 2007. There were no vehicles sold to SAI in 2009 and 2008. At December 31, 2009 and 2008, there were no associated amounts due to or from SAI.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $1,491,000 in 2009, $1,653,000 in 2008 and $1,917,000 in 2007. At December 31, 2009 and 2008, approximately $123,000 and $101,000 was due from SAI and is reflected in current assets.

At December 31, 2009 and 2008, current liabilities included $153,000 and $161,000 owed to SAI in connection with project management services provided by SAI employees in connection with supervising and managing construction and renovation projects at various SMI speedways prior to 2006.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. Merchandise purchases approximated $5,642,000 in 2009, $14,939,000 in 2008 and $12,787,000 in 2007, and merchandise sales and event related commissions approximated $4,788,000 in 2009, $4,869,000 in 2008 and $3,805,000 in 2007. At December 31, 2009 and 2008, net amounts owed to MA approximated $1,047,000 and $1,625,000, and are reflected in current assets and current liabilities as applicable. In July 2008, amounts due under a note receivable from MA, including accrued interest, were settled in full by offset of $3,547,000 owed to MA. The note was executed in 2006, bore interest at prime and was due within thirteen months of demand.

The foregoing related party balances as of December 31, 2009 and 2008, and transactions for the three years ended December 31, 2009 are summarized below (in thousands):

		December 31,
		2009	2008
Notes and other receivables		$4,877	$5,185
Amounts payable to affiliates		3,794	4,380

	2009	2008	2007
Merchandise and vehicle purchases	$5,755	$15,186	$13,132
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	6,663	6,902	6,265
Rent expense	584	580	497
Interest income	157	340	691
Interest expense	103	118	141

10. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Speedway Motorsports, Inc. Annual Report on Form 10-K
85

Karen Davies and William Davies, individually and as Next Friends of Ryan Davies and Peyton Davies (the Plaintiffs) filed a lawsuit seeking damages against TMS, INEX, 600 Racing and SMI (the Defendants) in the 348th District Court of Tarrant County, Texas on January 2, 2007. Ryan Davies was injured while participating in an event at TMS and the Davies allege that TMS, INEX, 600 Racing and SMI caused the accident. TMS, INEX, and 600 Racing filed answers on February 2, 2007 denying all material allegations. SMI made a special appearance on February 2, 2007 challenging the jurisdiction of the Texas Court over it. On February 6, 2008, INEX was dismissed with prejudice by the Plaintiffs from this suit. On March 5, 2007, TMS filed counterclaims and third-party claims asserting that other parties were liable for the accident. On September 4, 2008, the Defendants entered into an agreement with the Plaintiffs pursuant to which the Plaintiffs agreed not to proceed in this or any other case against Defendants on any theory of product or design liability regarding the Bandolero car, mechanical defect of the Bandolero car, or design defect of the Bandolero car and subsequently, on April 20, 2009, Plaintiffs dismissed with prejudice 600 Racing and SMI. The trial of this matter began on August 31, 2009, and concluded on September 21, 2009. During the course of the trial, on September 18, 2009 the parties entered into an Agreement which would govern any judgment. On December 17, 2009 a comprehensive Compromise Settlement Agreement, Release and Indemnification Agreement was approved by the Court and a Final Judgment was entered disposing of all causes of action. The amount of the settlement and Final Judgment was insured and funded by the Company’s liability insurance and the Court approved settlement has been funded and the Judgment satisfied. As such, final disposition of this litigation did not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu, BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 7, 2008, SAG, SA, Swift Aviation, and Swift Transportation filed an answer to the Amended Complaint denying all material allegations. The Swift defendants subsequently filed an amended answer on August 27, 2008 and asserted crossclaims against Bronwen, Bronwen UK, BNP France and Dr. Ndiomu for breach of fiduciary duty, misrepresentation, breach of duty of good faith and fair dealing, fraud and conversion. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. The Record on Appeal was delivered to the North Carolina Court of Appeals on April 27, 2009. BNP France filed its brief on appeal on June 18, 2009. SMIL filed its brief on appeal on July 29, 2009. Oral arguments were conducted on October 28, 2009. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse, which motion was denied by the trial court on July 14, 2009. On August 11, 2009, BNP Suisse served notice it was appealing the trial court’s ruling. The Record on Appeal was delivered to the North Carolina Court of Appeals on November 23, 2009. BNP Suisse filed its brief on appeal on December 23, 2009. SMIL filed its brief on appeal on January 25, 2010. A date for oral argument in the appeal has not yet been set. On August 4, 2009, Swift Transportation and Swift Aviation filed motions for judgment on the pleadings. The trial court denied those motions on December 2, 2009. Discovery is ongoing in this matter. Mediation has been set for April 27, 2010.

Speedway Motorsports, Inc. Annual Report on Form 10-K
86

On September 8, 2008, Richard Skaff filed a lawsuit against, among other parties, Speedway Motorsports, Inc. and Speedway Sonoma, LLC a/k/a Infineon Raceway. The lawsuit was filed in the United States District Court for the Northern District of California and alleged violations of the Americans With Disabilities Act of 1990, along with state claims for alleged violations of the California Disabled Persons Act, Unruh Civil Rights Act and Health & Safety Code statutes. Mr. Skaff is a paraplegic and disabled rights activist who claims to have attended motorsports events at Infineon Raceway on September 24, 2007 and July 27, 2008. The crux of the complaint is that Infineon Raceway failed to provide adequate facilities to disabled patrons. Mr. Skaff claims to have suffered loss of his civil rights, as well as physical, psychological, and emotional damages, and pain and suffering. He sought compensatory and statutory damages, injunctive relief, attorney’s fees and costs. Speedway Motorsports, Inc. was dismissed without prejudice on November 4, 2008. On application by the Company and Sonoma Speedway, LLC, on November 4, 2008, the Court related the D’Lil matter (described below) with the Skaff matter to avoid duplication of labor and expense or conflicting results. This matter was resolved in principal at mediation on October 8, 2009 in a manner which will not have a material adverse effect on the Company’s future financial position, results of operations or cash flow. A definitive settlement agreement was entered into between the parties on January 12, 2010. Settlement of injunctive relief claims has been agreed to among the parties, and is awaiting court approval.

On October 9, 2008, Hollyn D’Lil filed a lawsuit against, among other parties, Speedway Motorsports, Inc. and Speedway Sonoma, LLC a/k/a Infineon Raceway. The lawsuit was also filed in the United States District Court for the Northern District of California and alleges violations of the Americans With Disabilities Act of 1990, along with state claims for alleged violations of the California Disabled Persons Act, Unruh Civil Rights Act and Health & Safety Code statutes. Ms. D’Lil is a paraplegic and is one of the early activists of the disability rights movement in California. Ms. D’Lil alleges that she attended a motorsports event at Infineon Raceway on August 24, 2008. The crux of the complaint is that Infineon Raceway failed to provide adequate facilities to disabled patrons. Ms. D’Lil claims to have suffered loss of her civil rights, as well as physical, psychological, and emotional damages, and pain and suffering. She seeks compensatory and statutory damages, injunctive relief, attorney’s fees and costs. Speedway Motorsports, Inc. was dismissed without prejudice on November 4, 2008. On application by the Company and Sonoma Speedway, LLC, on November 4, 2008, the Court related the Skaff matter (described above) with the D’Lil matter to avoid duplication of labor and expense or conflicting results. This matter was resolved in principal at mediation on October 8, 2009 in a manner which will not have a material adverse effect on the Company’s future financial position, results of operations or cash flow. A definitive settlement agreement was entered into between the parties on January 12, 2010. Settlement of injunctive relief claims has been agreed to among the parties, and is awaiting court approval.

On May 9, 2008, Stephen Courey, Holand Leasing (1995) Ltd, and TAF Majestic Holdings S.A. (collectively, the Courey Plaintiffs) filed a lawsuit against, among other parties, Jim Russell Racing School (Russell), a former Company subsidiary, and a Russell instructor. The lawsuit was filed in the Superior Court of California, County of San Francisco. IR sold 100% of the stock of Russell to a third party on December 10, 2006. On April 27, 2009, IR received an indemnity demand from Emotive Experiential Performance, Inc. (Emotive), Jim Russell Group, Inc. and Tom Dyer seeking to have IR indemnify Russell, Emotive and Mr. Dyer with respect to the lawsuit filed by the Courey Plaintiffs. The Courey Plaintiffs alleged they have suffered personal injuries and property damage from an incident at IR on May 12, 2006. IR accepted Emotive’s indemnity tender in July 2009. The insurance company for Grand American Road Racing Association has accepted the defense and indemnity of this matter on behalf of Dyer and Russell. IR continues its defense and indemnity of Emotive. The trial for this matter is scheduled to begin on December 3, 2010. At this time, the Company does not believe this matter will have a material adverse impact upon the Company’s future financial position, results of operations or cash flows.

On June 16, 2009, Melissa Jenks, as guardian for Roderick Jenks, and individually, filed a lawsuit against New Hampshire Motor Speedway, Inc. (NHMS) and an employee, in the United States District Court for the District of New Hampshire. The lawsuit alleges that Mr. Jenks suffered a traumatic head injury after falling from a golf cart being driven by an NHMS employee, and asserts claims of negligence, vicarious liability, and loss of consortium. The lawsuit claims past medical expenses for Mr. Jenks in excess of $515,000, likely future medical and life skills expenses of approximately $2,000,000, lost wages of about $500,000, damages for pain and suffering of $7,500,000 and damages for loss of consortium of $1,000,000. NHMS denied all claims in its answer as filed with the court, and it continues to vigorously defend against the allegations. NHMS filed a motion for summary judgment on November 11, 2009, which was denied by the District Court on March 3, 2010. Discovery and motions practice is ongoing in this matter. At this time, management does not expect the disposition of this case will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

Speedway Motorsports, Inc. Annual Report on Form 10-K
87

On September 17, 2009, Charlotte Motor Speedway, LLC (CMS) and SMI filed a lawsuit against the City of Concord (North Carolina) and Cabarrus County (North Carolina), in the State of North Carolina General Court of Justice for Cabarrus County, Superior Court Division. In the complaint, CMS and SMI seek specific performance of the City’s and the County’s agreement to provide $80 million in economic incentives, allege breach of contract with respect to the City’s and County’s agreement to provide the agreed to economic incentives and failure to reimburse CMS and SMI for monies expended in reliance upon the agreement, and alternatively seek damages for the City’s and County’s misrepresentations regarding the economic incentives. On September 21, 2009, CMS and SMI amended their complaint to allege that the City and the County had waived governmental/sovereign immunity or had acted in a non-governmental or proprietary capacity in their actions. On November 20, 2009, the City answered the amended complaint, denying liability to CMS and SMI and asserting defenses. The City simultaneously moved to dismiss on various grounds. On November 23, 2009, the County filed motions to dismiss the amended complaint. On December 20, 2009, the City amended its motion to dismiss and answer to revise, expand and add to its defenses and asserted grounds for dismissal. The City’s and County’s motions to dismiss are scheduled to be heard by the Court on April 9, 2010.

11. STOCK COMPENSATION PLANS

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009 – The 2004 Stock Incentive Plan (the 2004 Plan) provides equity-based incentives for attracting and retaining key employees, directors and other individuals providing services to the Company. Awards under the 2004 Plan may consist of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. The 2004 Plan is administered by the Compensation Committee of the Board of Directors who has full authority to determine recipients, types and amounts of awards granted and amend the terms, restrictions and conditions of awards. For awards granted to non-employee directors, the Board of Directors shall have the authority otherwise provided to the Compensation Committee. The Compensation Committee also may amend the terms of outstanding awards. However, no amendment, suspension or termination of the 2004 Plan or amendment of outstanding awards may materially adversely affect previously granted awards without consent of the award recipient.

Under the 2004 Plan, 2,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (i) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (ii) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (iii) in the case of restricted stock or restricted stock unit awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. At December 31, 2009, approximately 1,607,000 shares are available for future grant. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate in February 2014, ten years from adoption.

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

The exercise price of stock options granted under the 2004 Plan is generally the NYSE’s closing price for the Company’s common stock on grant date. The option exercise price may be paid in cash, or if permitted by the Compensation Committee, in shares of Company common stock owned by the option holder. For incentive stock options granted to holders of more than 10% (directly or by attribution through relatives or entities having holder ownership interest) of the total combined voting power of all classes of Company stock, the exercise price may not be less than 110% of the fair or trading value of the Company’s common stock at, and exercise periods may not exceed five years from, the option grant date.

Speedway Motorsports, Inc. Annual Report on Form 10-K
88

The Compensation Committee determines the type of restrictions and purchase price, if any, for restricted stock and restricted stock unit awards based on, among other factors, achievement of financial, business and performance objectives, the occurrence of specific events, time periods of continued service or other time-based restrictions. Restricted stock and restricted stock units generally are not transferable until all applicable restrictions have lapsed or been satisfied. If restricted stock and restricted stock unit award recipients cease to perform services for the Company, all shares of common stock and restricted stock units still subject to restrictions generally will be forfeited unless waived by the Compensation Committee. Recipients of restricted stock generally will have certain rights and privileges of a stockholder, including the right to vote such shares and receive dividends, if any. Recipients of restricted stock units generally will not have the rights and privileges of a stockholder, except they may be entitled to receive dividend equivalents, if so specified in the award agreements and dividends are declared.

In 2007 through 2009, the exercise price of all stock options granted under the 2004 Plan was the fair or trading value of the Company’s common stock at grant date. To date, stock options expire ten years from grant date and vest immediately or in equal installments over three years and restricted stock and restricted stock units vest three years from grant date. In 2009, the Compensation Committee of the Company’s Board of Directors approved a grant of 20,000 shares of restricted stock under the Company’s performance-based Incentive Compensation Plan to the Company’s Vice Chairman and Chief Financial Officer, and 20,000 restricted stock units to the Company’s President and Chief Operating Officer, both to be settled in shares of common stock and subject to reaching certain defined full year 2009 earnings targets. The grant of restricted stock units became effective on April 21, 2009 upon stockholder approval of the amendment and restatement of the 2004 Plan. The Company also granted to non-executive management employees 40,000 stock options at an exercise price per share of $14.58 that vest after three years, and 197,500 stock options at an exercise price per share of $15.83 that vest equally over three years. Exercise prices for these stock options equaled market value at date of grant.

As provided in the 2004 Plan, awards of restricted stock or restricted stock units generally remain subject to forfeiture and restrictions on transferability for three years from the date of award. In 2008, the Company awarded 7,000 shares of restricted stock under the Company’s performance-based Incentive Compensation Plan, subject to reaching certain defined full year 2008 earnings targets, to each of three executive officers. The performance period for these restricted stock grants ended during the first quarter 2009 resulting in the forfeiture of 392 shares by each recipient. In 2009, the Company repurchased 10,200 shares of common stock from non-executive management employees for $164,000 related to settlement of income taxes on 31,800 shares of restricted stock granted in 2006 that vested under this plan. Cash flows associated with “cash-less” exercises are reflected as financing activities in the statements of cash flows.

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

2008 Formula Restricted Stock Plan – The 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) is intended to promote the interests of the Company and its stockholders by providing non-employee directors with Company ownership interests to more closely align their interests with the Company’s stockholders and to enhance the Company’s ability to attract and retain highly qualified non-employee directors. The 2008 Formula Plan is intended to constitute a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. Adoption of the 2008 Formula Plan, and termination of the Formula Stock Option Plan, did not adversely affect the rights of any outstanding stock options previously granted under the Formula Stock Option Plan. The 2008 Formula Plan is administered by the Board of Directors, excluding non-employee directors, and expires by its terms in February 2018. The Board of Directors, excluding non-employee directors, may amend, suspend or terminate the 2008 Formula Plan in whole or in part, provided that no such amendment, suspension or termination adversely affects previously granted awards without the consent of the award recipient. Any such amendment, suspension or termination may be subject to stockholder approval.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
89

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

Formula Stock Option Plan for Directors –The Formula Stock Option Plan, which was for the benefit of the Company’s outside directors, was suspended in December 2007 and a new plan, as described above, was approved by stockholders at the 2008 Annual Meeting. The Formula Stock Option Plan was terminated upon approval of the new plan. Prior to plan suspension and termination, before February 1 each year, individual outside directors were awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the average fair market value per share for the ten-day period prior to award. Termination of the Formula Stock Option Plan did not adversely affect rights under any outstanding stock options previously granted. All options granted under this plan generally vested in six months, and expired ten years, from grant date.

Employee Stock Purchase Plan – The SMI Employee Stock Purchase Plan (the ESPP) is intended to provide employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At December 31, 2009, approximately 439,000 shares are available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether eligible employees electing to participate will be granted the right to purchase shares of common stock for the upcoming calendar year and, if granted, the number of shares available for purchase under each option. All employee grants are for the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in each calendar year, nor can an employee purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Grants may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for calendar years 2009, 2008 or 2007.

Share-Based Payment – The Company follows applicable authoritative guidance which generally requires recognizing compensation cost for the estimated grant-date fair value of stock options and other equity-based compensation over the requisite service period, and applies to all awards granted, modified, vesting, repurchased or cancelled after January 1, 2006. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted. The Company generally records stock-based compensation cost for granted stock options on the accelerated method using a graded vesting schedule over the requisite service period, and for restricted stock awards using the straight line method over the requisite service period. All stock options granted under the 1994 Plan and the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date, and under the Formula Stock Option Plan for Directors have an exercise price equal to the average fair market value per share for the ten-day period prior to award.

Share-based compensation cost totaled $1,585,000 in 2009, $1,539,000 in 2008 and $1,825,000 in 2007, before income taxes of $482,000, $617,000 and $681,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at December 31, 2009 or 2008. There were no significant changes in the characteristics of stock options or restricted stock granted during 2007 through 2009 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. The fair value of stock option grants is estimated on grant date using the Black-Scholes option-pricing model based on the following factors and assumptions. Expected volatility is based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises, forfeitures and employee terminations within the pricing model. Employee groups have similar historical exercise experience and are combined for valuation purposes. The expected term of granted options is estimated based on historical exercise experience and represents the time period that granted options are expected to be outstanding. Risk-free interest rates for periods within the expected life of options are based on the US Treasury yield curve in effect at the time of grant. The Company believes the pricing model and approach utilized to develop the underlying assumptions are appropriate for estimating the fair values of share-based awards. These fair value and other estimates are not intended to predict future events or value ultimately realizable by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of original estimates.

Speedway Motorsports, Inc. Annual Report on Form 10-K
90

Various stock option information regarding the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for 2007 through 2009 is summarized as follows (shares in thousands):

	2009	2008	2007
Options granted	238	–	60
Weighted average grant-date fair values	$4.49	–	$12.36
Total intrinsic value of options exercised	–	$233,000	$1,898,000
Weighted average expected volatility	36.8%	–	23.7%
Weighted average risk-free interest rates	2.2%	–	4.7%
Weighted average expected lives (in years)	5.2	–	6.6
Weighted average dividend yield	2.3%	–	0.9%

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
Activity	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2007	1,107	$18.85-41.13	$30.62	481	$35.68-39.13	$37.62	350	$22.31-38.18	$28.85
Granted	–	–	–	10	39.22	39.22	50	38.45	38.45
Cancelled	–	–	–	(4)	37.00	37.00	–	–	–
Exercised	(78)	18.85-33.81	26.27	(47)	37.00-38.97	37.15	(50)	22.31-27.88	25.13
Outstanding, December 31, 2007	1,029	18.85-41.13	30.95	440	35.68-39.22	37.71	350	22.31-38.45	30.75
Granted	–	–	–	–	–	–	–	–	–
Cancelled	(43)	22.38-41.13	32.17	(14)	37.00-38.97	37.54	–	–	–
Exercised	(34)	18.85-29.64	21.93	–	–	–	–	–	–
Outstanding, December 31, 2008	952	18.85-41.13	31.21	426	35.68-39.22	37.72	350	22.31-38.45	30.75
Granted	–	–	–	238	14.58-15.83	15.62	–	–	–
Cancelled	(350)	26.36-41.13	34.71	(16)	37.00-38.97	37.25	–	–	–
Exercised	–	–	–	–	–	–	–	–	–
Outstanding, December 31, 2009	602	$18.85-37.00	$29.18	648	$14.58-39.22	$29.62	350	$22.31-38.45	$30.75

Speedway Motorsports, Inc. Annual Report on Form 10-K
91

Options outstanding and exercisable for the 1994 Plan, 2004 Plan and Formula Stock Option Plan combined as of December 31, 2009 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number Outstanding	Exercise Price	Remaining Contractual Life-In Years	Number Exercisable	Exercise Price	Remaining Contractual Life-In Years
$14.58-$15.83	238	$15.62	9.8	–	–	–
18.85	73	18.85	1.7	73	$18.85	1.7
22.31-24.38	91	22.87	0.8	91	22.87	0.8
25.28-26.36	204	26.09	2.8	204	26.09	2.8
27.13-28.77	80	27.95	2.0	80	27.95	2.0
29.64-31.05	175	29.72	3.9	175	29.72	3.9
33.81-35.68	95	34.72	4.2	95	34.72	4.2
37.00	387	37.00	4.9	387	37.00	4.9
38.18-39.22	257	38.76	6.3	254	38.76	6.2
$14.58-$39.22	1,600	$27.88	5.5	1,359	$32.14	4.1

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
		Weighted Average			Weighted Average			Weighted Average
	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs
December 31, 2007	1,029	$30.95	3.9	363	$37.51	7.3	350	$30.75	5.7
December 31, 2008	952	31.21	3.0	394	37.65	6.4	350	30.75	4.7
December 31, 2009	602	29.18	3.3	407	37.73	5.5	350	30.75	3.7

Speedway Motorsports, Inc. Annual Report on Form 10-K
92

The following is a summary of vested and non-vested option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan during the year ended December 31, 2009 (shares and aggregate intrinsic value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Vested and Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2009	952	$31.21	–	–	426	$37.72	–	–	350	$30.75	–	–
Granted	–	–	–	–	238	15.62	–	–	–	–	–	–
Expired, forfeited or cancelled	(350)	34.71	–	–	(16)	37.25	–	–	–	–	–	–
Exercised	–	–	–	–	–	–	–	–	–	–	–	–
Outstanding, December 31, 2009	602	$29.18	3.3	–	648	$29.62	7.1	$475	350	$30.75	3.7	–
Exercisable, December 31, 2009	602	$29.18	3.3	–	407	$37.73	5.5	–	350	$30.75	3.7	–
Expected to vest, December 31, 2009	–	–	–	–	234	$15.94	9.8	$463	–	–	–	–

As of December 31, 2009, there was approximately $960,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 1.1 year, and none related to the 1994 Plan or the Formula Stock Option Plan. The Company generally records stock-based compensation cost for granted stock options on the accelerated method using a graded vesting schedule over the requisite service period. Outstanding and exercisable stock options with no intrinsic value as of December 31, 2009 are excluded from the aggregate intrinsic values presented above. In 2009 and 2008, no stock options vested, and in 2007, options to purchase 50,000 shares of common stock vested under the Formula Stock Option Plan. In 2009, 2008 and 2007, options to purchase 29,000, 46,000 and 42,000 shares of common stock vested under the 2004 Plan.

All stock options granted under the 1994 Plan and the Formula Stock Option Plan fully vested prior to December 31, 2008. The following is a summary of non-vested option activity regarding the 2004 Plan during the year ended December 31, 2009 (shares in thousands):

	2004 Stock Incentive Plan
Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant-date Fair Value Per Share
January 1, 2009	32	$38.60	7.9	$11.86
Granted	238	15.62	10.0	4.49
Vested	(29)	38.53	7.1	12.27
Forfeited	–	–	–	–
December 31, 2009	241	$15.95	9.8	$4.54

Speedway Motorsports, Inc. Annual Report on Form 10-K
93

The following is a summary of non-vested restricted stock and restricted stock unit activity regarding the 2004 Plan and 2008 Formula Plan for the three years ended December 31, 2009 (shares and aggregate intrinsic value in thousands):

	2004 Stock Incentive Plan				2008 Formula Restricted Stock Plan
Non-vested Restricted Stock and Restricted Stock Units	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	36	$39.02	2.9	–	–	–	–	–
Granted	40	32.57	3.0	–	–	–	–	–
Vested	(1)	36.25	–	–	–	–	–	–
Forfeited	(2)	37.75	1.9	–	–	–	–	–
Outstanding, December 31, 2007	73	35.59	2.5	$2,269
Granted	64	17.29	3.0	–	12	$24.95	1.0	–
Vested	–	–	–	–	–	–	–	–
Forfeited	(1)	35.77	1.8	–	–	–	–	–
Outstanding, December 31, 2008	136	26.92	2.0	$2,185	12	$24.95	0.3	$192
Granted	40	11.62	3.0	–	19	$14.05	1.0	–
Vested	(32)	39.13	–	–	(10)	24.95	–	–
Forfeited	(2)	30.95	1.3	–	(2)	24.95	0.2	–
Outstanding, December 31, 2009	142	$19.79	1.6	$2,494	19	$14.05	0.3	$338

In 2009, the fair value of restricted stock that vested under the 2004 Plan and 2008 Formula Plan totaled $511,000 and $126,000. No restricted stock vested under either plan in 2008 and the fair value of restricted stock that vested under the 2004 Plan in 2007 was insignificant. As of December 31, 2009, there was approximately $1,285,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.9 year.

12. EMPLOYEE BENEFIT PLANS

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to all Company employees who meet certain eligibility requirements. The Plan allows participants to elect contributions of up to 75% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants become fully vested in Company matching contributions over six years. The Company’s contributions to the Plan were $314,000 in 2009, $317,000 in 2008 and $254,000 in 2007.

The Speedway Motorsports, Inc. Deferred Compensation Plan is available to all Company employees who meet eligibility requirements. This plan allows participants to elect to defer up to 75% of their base salary and 100% of their annual bonus and other cash compensation, if any, as permitted by the Plan Administrator. The Company may make discretionary contributions for any one or all eligible employees which, if any, shall be 100% vested following three years of service once first eligible to participate in this plan. There were no Company contributions in 2007 through 2009.

Speedway Motorsports, Inc. Annual Report on Form 10-K
94

13. SEGMENT DISCLOSURES

The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its various major speedway facilities located in the United States. The Company’s business activities, including those of its subsidiaries and joint venture equity investee, are further described in Note 1.

The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of TSI non-event motorsports and non-motorsports merchandising, US Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, and office rentals at certain Company speedways. As further described in Note 15, oil and gas activities, which include operations and assets located in foreign countries, are being accounted for as discontinued operations. All segment information below pertains to continuing operations and excludes oil and gas discontinued operations, previously included in the “all other” segment, from all periods presented.

Of the Company’s total revenues, approximately 84% in 2009, 83% in 2008 and 82% in 2007 were derived from NASCAR-sanctioned events. Of the Company’s total revenues, approximately 32% or $173,803,000 for 2009, 28% or $168,159,000 for 2008, and 25% or $142,517,000 for 2007 pertain to NASCAR broadcasting rights fees for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways.

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, taxes and other expense (income) and specified unusual non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues.

Speedway Motorsports, Inc. Annual Report on Form 10-K
95

The following segment information on continuing operations is for the three years ended December 31, 2009, and as of December 31, 2009 and 2008 (in thousands):

	2009			2008			2007
	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total
Revenues	$526,794	$23,728	$550,522	$578,001	$32,992	$610,993	$528,805	$32,828	$561,633
Depreciation and amortization	52,186	468	52,654	47,529	617	48,146	43,877	598	44,475
Equity investee (losses) earnings	(76,657)	–	(76,657)	1,572	–	1,572	(57,422)	–	(57,422)
Impairment of intangible assets	–	7,273	7,273	–	–	–	–	–	–
Operating income (loss)	161,933	1,477	163,410	212,303	(693)	211,610	202,041	(1,302)	200,739
Capital expenditures	42,439	112	42,551	74,823	181	75,004	66,527	1,386	67,913

	December 31, 2009			December 31, 2008
Other intangibles	$394,983	–	$394,983	$394,913	$2,627	$397,540
Goodwill	181,013	–	181,013	181,013	4,775	185,788
Total assets	1,941,441	27,580	1,969,021	1,995,566	38,843	2,034,409
Equity investments	–	–	–	77,066	–	77,066

The following table reconciles segment operating income (loss) above to consolidated income (loss) before income taxes (both from continuing operations) for the three years ended December 31, 2009 (in thousands):

	2009	2008	2007
Total segment operating income from continuing operations	$163,410	$211,610	$200,739
Adjusted for:
Interest expense, net	(45,081)	(35,914)	(21,642)
Equity investee (losses) earnings (Note 2)	(76,657)	1,572	(57,422)
Impairment of intangible assets	(7,273)	–	–
Other (expense) income, net	(337)	1,077	(5,199)
Consolidated income from continuing operations before income taxes	$34,062	$178,345	$116,476

Speedway Motorsports, Inc. Annual Report on Form 10-K
96

14. PURCHASE OF NEW HAMPSHIRE MOTOR SPEEDWAY

As further described in Note 1, on January 11, 2008, the Company purchased New Hampshire Motor Speedway which included 50% ownership interest in North Wilkesboro Speedway, Inc. NWS has no operations and its assets consist primarily of real estate which has no significant fair value. See Note 2 for further description of NHMS facilities and operations. The acquisition was accounted for as a purchase business combination pursuant to applicable authoritative guidance, and the results of operations after acquisition are included in the Company’s consolidated statements of operations.

The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the NHMS acquisition had occurred as of January 1, 2007, after giving effect to certain adjustments including: elimination of depreciation and expenses associated with certain non-motorsports related NHMS assets and operations not acquired; adjustments to depreciation expense for valuing acquired property and equipment at estimated fair value; elimination of excess distributions to previous NHMS owners which were treated as compensation; increased interest expense for Credit Facility borrowings to fund the purchase; and related income tax effects. The unaudited pro forma information does not reflect any new revenue sources or cost-saving or other synergies which may be attainable subsequent to acquisition and, accordingly, does not attempt to predict or suggest future results. Also, the unaudited pro forma information has not been adjusted to exclude certain non-recurring items including, among other items: payments of $150,000 in 2007 under a noncompetition agreement which expired in 2007; discretionary one-time change in control payments of approximately $1,300,000 in 2007 to employees approved by the previous NHMS owners; and interest expense of approximately $1,100,000 in 2007 on a note payable not assumed in acquisition that was used primarily to fund distributions to previous NHMS owners. Pro forma operating results of NHMS for the ten day period ended January 10, 2008, which consist of no revenue and insignificant operating expenses, are immaterial and not reflected in the 2008 unaudited pro forma financial information. The unaudited pro forma financial information is not intended to represent or indicate operating results that would have been reported had the acquisition been consummated as of the beginning of the periods presented or which may be attained in the future.

Pro forma Financial Information	2008	2007
(in thousands, except per share amounts)
Total revenues	$610,993	$615,483
Income from continuing operations	105,903	51,388
Net income	80,040	38,198
Basic earnings per share:
Continuing operations	$2.44	$1.17
Net income	1.84	0.87
Diluted earnings per share:
Continuing operations	$2.44	$1.17
Net income	1.84	0.87

15. DISCONTINUANCE OF OIL AND GAS OPERATIONS

In the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries, particularly Russia. These oil and gas operations have involved business, credit and other risks different from the Company’s motorsports operations, and the ability to invest and compete successfully and profitably has been subject to many factors outside management’s control. Many of the operating risks and challenges have involved difficult or restrictive governmental situations when attempting to conduct business, access or transfer assets or funds, or facilitate production and similar activities in Russia and other foreign countries. The net assets and operating results for these oil and gas activities, including all prior periods presented, have been reclassified as discontinued operations in the Company’s consolidated financial statements using applicable authoritative guidance for discontinued operations and assets held for sale. Management believes these operations and assets meet the “held for sale” criteria under such guidance. Also, management believes these oil and gas activities continue to meet the criteria for “discontinued operations” because the Company plans to have no significant continuing involvement or retention of interests after disposal.

Speedway Motorsports, Inc. Annual Report on Form 10-K
97

No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation for any period presented. Notwithstanding the 2008 impairment charge discussed below, no gain or loss on disposal is reflected as of December 31, 2009 or 2008. Also, estimated costs to sell or dispose, if any, have not yet been determined and, as such, none are reflected in discontinued operations. All notes to consolidated financial statements have been reclassified to exclude amounts pertaining to this discontinued operation. Transactions and balances during 2007 through 2008, prior to reclassification as of December 31, 2008, are discussed below in historical context for informational purposes. There were no significant revenues from oil and gas activities in 2007 through 2009. In 2009, the Company incurred costs primarily for maintenance, legal and management fees associated with efforts to maximize and preserve remaining realizable value, if any, of its foreign investment interests and other oil and gas activities, all of which are reflected in loss from discontinued operation. Loss from discontinued operation is reported net of income tax benefits of $1,690,000 for 2008 and $6,388,000 for 2007, and there was no income tax benefit for 2009. As to discontinued operations, current assets represent primarily prepaid expenses at December 31, 2009 and 2008 and expected net realizable value of certain receivables at December 31, 2008, and current liabilities represent primarily accrued maintenance and management fees at December 31, 2009 and 2008, all associated with oil and gas activities. At December 31, 2009, the Company had no outstanding standby letters of credit associated with oil and gas activities and no bulk petroleum product inventory.

Prior to discontinuing operations, the Company was engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products and associated commodity transactions. The Company conducted these business activities primarily in Russia, Central America, North America, South America and the United Kingdom. Oasis Trading Group LLC (Oasis), a United States company, provided the Company strategic, management and operational capabilities in connection with these activities. The Company provided financing and access to financial markets for such activities. The Company and Oasis generally share equally the profits and losses on all transactions and activities. At times, the Company guaranteed obligations of certain third parties to facilitate the purchase of bulk petroleum products in exchange for part of the anticipated profits that may be derived by those third parties on such transactions. These activities hereafter are collectively associated with or referred to as “oil and gas activities”, “oil and gas business”, “oil and gas transactions” or “bulk petroleum transactions”.

Consolidated Foreign Investments and Uncertain Recovery – Speedway Motorsports International Limited, a wholly-owned subsidiary of Oil-Chem, had conducted oil and gas exploration and production activities since 2006. SMIL owns interests in two foreign entities owning certain oil and gas mineral rights in Russia, and significant uncertainties exist about the economic viability and ultimate recovery of these investments. As of December 31, 2009 and 2008, these investments are reflected as fully impaired as further described below. These entities have been consolidated, and associated minority interests were insignificant and included in liabilities prior to discontinuing operations. In accordance with applicable authoritative guidance, the Company evaluates whether the assets, liabilities, noncontrolling interests, and operations of a variable interest entity should be consolidated. The Company evaluated certain parties involved with its oil and gas investment activities under applicable authoritative guidance. Under certain exemptions provided within such guidance, the Company excluded from evaluation those parties due to the business exemption or access to financial data. However, the activities of these entities are described below.

Prior to discontinuing operations, capitalized expenditures for oil and gas exploration and production activities amounted to $6,828,000 in 2008 and $5,650,000 in 2007. There were no capitalized expenditures in 2009. Before 2008 reclassification for discontinuing operations and impairment charges, amounts invested and capitalized in these entities aggregated $22,053,000, consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method. With respect to these investments, the Russian “Ruble” currency denomination was used in performing the Company’s full cost ceiling test, which included future revenue projections. In the fourth quarter 2008, the Ruble weakened against the US Dollar and crude oil prices declined raising significant uncertainties about the economic viability and ultimate recovery of these investments. For unproven reserves, the results of exploratory wells and related stratigraphic tests had neither confirmed nor denied that reserves exist. Also, the Company continued to encounter ongoing challenges and business risks in conducting these activities in foreign countries. Additional significant capital investments could be required for extraction and production from proven reserves, and for properties under development or unevaluated until reserves are “proven” or not, which may or may not be profitable or increase the likelihood of recovery. Without significant additional capital expenditures, as of December 31, 2008, investment carrying values were found to exceed estimated fair values. Carrying values were previously determined using the valuation methods described above. As such, a loss of $22,053,000, with no tax effect, for impairment of these investments is reflected in the 2008 loss from discontinued operations.

Speedway Motorsports, Inc. Annual Report on Form 10-K
98

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

Uncertain Recovery of Receivables – As of December 31, 2009, all receivables associated with oil and gas activities are fully reserved. As of December 31, 2008, the Company had net receivables of approximately $2,050,000 due from a relatively small number of petroleum industry customers and merchants in Central America, and all other receivables were fully reserved. In 2009, the Company recovered approximately $4,550,000 (before settlement costs) through favorable settlements which reduced net receivables to $0 and previously reserved recoveries are reflected in loss on discontinued operation.

As of December 31, 2009 and 2008, uncertainty exists as to the recovery of $12,000,000 drawn by a bank under a Company guarantee for obligations owed by certain third parties for petroleum product purchases utilizing their bank line of credit. The bank claimed and took possession of funds for payment under the guarantee for non-payment by the third parties, notwithstanding the Company’s belief that payment was not required nor rightfully drawn upon by the bank. The Company believes it has lawful recourse against the third parties and the bank, and is seeking recovery of the funds. However, uncertainty exists as to ultimate recovery of the amount due, which is reflected in accounts receivable, and has been fully reserved as of December 31, 2009 and 2008. The recovery allowance of $12,000,000 is included in loss on discontinued operations in 2007. See Note 10 for information on legal proceedings associated with oil and gas activities.

At December 31, 2009 and 2008, uncertainty exists as to the full realization of receivables due from one foreign entity (two for 2008) and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from this foreign entity because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in foreign countries. Management is currently pursuing available recovery alternatives. Under its profit and loss sharing arrangement, the Company has recorded receivables from Oasis for that entity’s reimbursable share of loss associated primarily with recoverability and impairment charges and costs incurred by the Company before and after discontinuing operations. As of December 31, 2009 and 2008, amounts recorded as due from Oasis totaled approximately $28,105,000 and $23,998,000. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities. As such, uncertainty exists regarding recoverability of these amounts from this foreign entity and Oasis. The Company has recorded allowances to fully reserve these possibly uncollectible amounts as of December 31, 2009 and 2008, which are reflected as a component of loss from discontinued operation.

As of December 31, 2009 and 2008, the Company has recorded allowances for possible uncollectible amounts aggregating approximately $51,505,000 and $50,661,000 for these oil and gas activities based on estimated ultimate realization after possible recovery, settlement and other costs and insurance. Recovery allowances, which are included in loss on discontinued operation, amounted to approximately $4,107,000 in 2009, $15,575,000 in 2008 and $18,798,000 in 2007. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations.

Speedway Motorsports, Inc. Annual Report on Form 10-K
99

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

The following is management’s conclusion and report on the Company’s internal control over financial reporting as of December 31, 2009:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 12, 2010

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

The management of Speedway Motorsports, Inc. assessed the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of

Speedway Motorsports, Inc. Annual Report on Form 10-K
100

Sponsoring Organizations of the Treadway Commission. Based on this assessment, the management of Speedway Motorsports, Inc. concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting in the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Speedway Motorsports, Inc. Annual Report on Form 10-K
101

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is furnished by incorporation by reference to all information under the captions titled “Directors, Directors-Nominees and Executive Officers”, “Corporate Governance”, “Committees of the Board and Board Meetings”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of Stockholders to be held on April 20, 2010 (the Proxy Statement).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is furnished by incorporation by reference to all information under the caption “General – Beneficial Ownership of Common Stock”.

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
102

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

Exhibit Number	Description
3.1	Certificate of Incorporation of Speedway Motorsports, Inc. (“SMI”) (incorporated by reference to Exhibit 3.1 to SMI’s Registration Statement on Form S-1 filed December 22, 1994 (File No. 33-87740) of SMI (the “Form S-1”)).

3.2	Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form S-1).

3.3	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431)).

3.4	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091)).

3.5	Amendment No. 1 to Bylaws of SMI (incorporated by reference to Exhibit 3.5 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2	Indenture dated as of May 16, 2003 among SMI, the guarantors named therein, and U.S. Bank National Association, as trustee (the “2003 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 Form 10-Q”)).

4.3	Form of 6¾% Senior Subordinated Notes due 2013 (included in the 2003 Indenture).

4.4	Indenture dated as of May 19, 2009 by and among SMI, the guarantors named therein and U.S. Bank National Association, as trustee (the “2009 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Current Report on Form 8-K filed May 19, 2009 (the “May 19, 2009 Form 8-K”)).

4.5	Forms of 8 3/4% Senior Notes Due 2016 (included in the 2009 Indenture) (incorporated by reference to Exhibit 4.1 to the May 19, 2009 Form 8-K).

4.6	Registration Rights Agreement dated as of May 19, 2009 by and among SMI, the guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities, Inc., Wachovia Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the May 19, 2009 Form 8-K).

*10.1	Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R. Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).

*10.2	Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and H.A. “Humpy” Wheeler, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.44 to the Form S-1).

*10.3	Speedway Motorsports, Inc. 1994 Stock Option Plan Amended and Restated May 9, 2002 (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed May 31, 2002 (File No. 333-89496)).

Speedway Motorsports, Inc. Annual Report on Form 10-K
103

Exhibit Number	Description
*10.4	Speedway Motorsports, Inc. Formula Stock Option Plan Amended and Restated May 2, 2002 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed April 25, 2002).

*10.5	Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and Restated as of May 3, 2000 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed March 24, 2000).

10.6	Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767, dated as of December 31, 1993 (incorporated by reference to Exhibit 10.51 to the Form S-1).

10.7	Non-Negotiable Promissory Note dated April 24, 1995 by O. Bruton Smith in favor of SMI (incorporated by reference to Exhibit 10.20 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.8	Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).

10.9	Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

10.10	Guaranty Agreement dated as of December 18, 1996 among SMI, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).

10.11	Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe’s Home Centers, Inc., Lowe’s HIW, Inc. and Sterling Advertising Ltd. (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.12	Asset Purchase Agreement between Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc., Bristol Motor Speedway, Inc. and Levy Premium Foodservice Limited Partnership dated November 29, 2001 (the “Levy Asset Purchase Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.14 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)).

10.13	Amendment Number 1 to Levy Asset Purchase Agreement dated January 31, 2002 (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the 2001 Form 10-K).

10.14	Management Agreement by and between SMI, Levy Premium Foodservice Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (the “Levy Management Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to the 2001 Form 10-K).

10.15	Assignment of and Amendment to Levy Management Agreement dated January 24, 2002 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

10.16	Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (incorporated by reference to Exhibit 10.18 to the 2001 Form 10-K).

10.17	Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc. in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc., Bristol Motor Speedway, Inc. and SMI (incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K).

10.18	Naming Rights Agreement Between Sears Point Raceway, LLC and SMI, and Infineon Technologies North America Corp., dated June 11, 2002 (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed June 24, 2002).

*10.19	Description of Compensatory Arrangement with Mr. Marcus G. Smith (incorporated by reference to SMI’s Current Report on Form 8-K filed February 19, 2008).

*10.20	Speedway Motorsports, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed April 28, 2004 (File No. 333-114965)).

Speedway Motorsports, Inc. Annual Report on Form 10-K
104

Exhibit Number	Description
*10.21	Form of Incentive Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed December 14, 2004 (the “December 14, 2004 Form 8-K”)).

*10.22	Form of Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the December 14, 2004 Form 8-K).

*10.23	Speedway Motorsports, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).

10.24	Agreement and Plan of Merger dated as of August 29, 2005 by and among SMISC, LLC, (“SMISC”), Motorsports Authentics, Inc., Action Performance Companies, Inc., and certain members of SMISC, as guarantors (incorporated by reference to Exhibit 2.1 to SMI’s Current Report on Form 8-K filed August 30, 2005).

*10.25	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on 8-K filed October 23, 2006).

10.26	Stock Purchase Agreement, dated October 30, 2007, between SMI, Robert P. Bahre and Gary G. Bahre relating to the New Hampshire International Speedway (incorporated by reference to Exhibit 10.34 to the 2007 Form 10-K).

*10.27	Incentive Compensation Plan, dated as of April 18, 2007 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on March 21, 2007).

*10.28	Speedway Motorsports, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.38 to SMI’s annual Report on Form 10-K for the year ended December 31, 2008)

*10.29	Speedway Motorsports, Inc. 2008 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix A to SMI’s Definitive Proxy Statement filed March 8, 2008).

10.30	Asset Purchase Agreement between Kentucky Speedway, LLC and SMI dated May 21, 2008 (incorporated by reference to Exhibit 10.2 to SMI’s quarterly report on Form 10-Q for the quarter ended June 30, 2008).

10.31	Speedway Motorsports, Inc. 2004 Stock Incentive Plan, amended and restated as of February 10, 2009 (incorporated by reference to Appendix A to SMI’s Definitive Proxy Statement filed on March 20, 2009).

10.32	Form of Restricted Stock Unit Agreement under the Speedway Motorsports, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed on April 27, 2009).

10.33	Purchase Agreement dated as of May 14, 2009 by and among SMI, the guarantors named therein and Banc of America Securities LLC, Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc. and SunTrust Robinson Humphrey, Inc. as representatives of the initial purchasers (incorporated by reference to Exhibit 10.1 to the May 14, 2009 Form 8-K).

10.34	Amended and Restated Credit Agreement dated as of July 14, 2009 by and among SMI and Speedway Funding, LLC, as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including Bank of America, N.A., as agent for the lenders and a lender (the “2009 Credit Agreement”) (incorporated by reference to Exhibit 10.45 to SMI’s Registration Statement on form S-4 filed on August 7, 2009 (the “August 2009 Form S-4”)).

10.35	Amended and Restated Pledge Agreement dated as of July 14, 2009 by and among SMI and the subsidiaries of SMI that are guarantors under the 2009 Credit Agreement, as pledgors, and Bank of America, N.A., as agent for the lenders and a lender under the 2009 Credit Agreement (incorporated by reference to Exhibit 10.46 to the August 2009 Form S-4).

21.1	Subsidiaries of SMI.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Speedway Motorsports, Inc. Annual Report on Form 10-K
105

Exhibit Number	Description
32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	99.1 Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Motorsports Authentics, LLC as of November 30, 2009 and 2008 and for each of the three years in the period ended November 30, 2009.

*	Management compensation contract, plan or arrangement.

Speedway Motorsports, Inc. Annual Report on Form 10-K
106

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.	Date: March 12, 2010

BY: /S/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dates

/s/ O. BRUTON SMITH O. Bruton Smith	Chairman, Chief Executive Officer (principal executive officer) and Director	March 12, 2010

/s/ WILLIAM R. BROOKS William R. Brooks	Vice Chairman, Chief Financial Officer and Treasurer (principal financial officer and accounting officer) and Director	March 12, 2010

/s/ MARCUS G. SMITH Marcus G. Smith	Chief Operating Officer, President and Director	March 12, 2010

/s/ MARK M. GAMBILL Mark M. Gambill	Director	March 12, 2010

/s/ JAMES P. HOLDEN James P. Holden	Director	March 12, 2010

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 12, 2010

/s/ TOM E. SMITH Tom E. Smith	Director	March 12, 2010

Speedway Motorsports, Inc. Annual Report on Form 10-K
107