Form 10-Q
period 2010-03-31
SPEEDWAY MOTORSPORTS INC
filed 2010-05-06
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒   No

As of May 6, 2010, there were 42,061,777 shares of the registrant’s common stock outstanding.

This Quarterly Report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, and “Controls and Procedures”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2010 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, sponsorships, financing needs and costs, merchandising joint ventures, discontinued oil and gas activities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in the Company’s 2009 Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and other forms we may file with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available to the Company as of the date filed, and the Company assumes no obligation to update any such forward-looking information contained in this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$116,655	$97,651
Short-term investments	975	975
Accounts and notes receivable, net	64,351	40,435
Prepaid income taxes	11,081	15,333
Inventories, net	11,111	11,224
Prepaid expenses	3,967	3,961
Deferred income taxes	459	459
Current assets of discontinued operation	—	101

Total Current Assets	208,599	170,139

Notes and Other Receivables:
Affiliate	4,670	4,754
Other	6,784	6,857
Other Assets	29,672	32,220
Property and Equipment, Net	1,169,266	1,179,055
Other Intangible Assets, Net	394,978	394,983
Goodwill	181,013	181,013

Total	$1,994,982	$1,969,021

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except share amounts)

(Unaudited)

	March 31, 2010	December 31, 2009

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,235	$1,219
Accounts payable	17,796	11,288
Deferred race event income, net	104,262	78,566
Accrued interest	15,529	3,978
Accrued expenses and other current liabilities	18,293	20,885
Current liabilities of discontinued operation	1,000	1,014

Total Current Liabilities	158,115	116,950

Long-term Debt	651,138	671,143
Payable to Affiliate	2,594	2,594
Deferred Income, Net	7,623	7,795
Deferred Income Taxes	312,364	309,722
Other Liabilities	12,609	12,604

Total Liabilities	1,144,443	1,120,808

Commitments and Contingencies (Notes 2, 5, 6, 8 and 11)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000; no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000; issued and outstanding—42,122,000 in 2010 and 42,266,000 in 2009	449	449
Additional Paid-in Capital	241,816	241,379
Retained Earnings	679,608	674,851
Accumulated Other Comprehensive Loss	(65)	(64)
Treasury stock at cost, shares—2,826,000 in 2010 and 2,655,000 in 2009	(71,269)	(68,402)

Total Stockholders’ Equity	850,539	848,213

Total	$1,994,982	$1,969,021

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31:
	2010	2009
Revenues:
Admissions	$37,126	$46,791
Event related revenue	34,021	39,055
NASCAR broadcasting revenue	39,166	38,088
Other operating revenue	8,142	9,634

Total Revenues	118,455	133,568

Expenses and Other:
Direct expense of events	20,272	20,767
NASCAR purse and sanction fees	25,656	26,166
Other direct operating expense	6,141	7,505
General and administrative	21,827	20,553
Depreciation and amortization	13,647	13,213
Interest expense, net	13,548	7,771
Equity investee losses (Note 2)	–	1,612
Other expense (income), net	120	(178)

Total Expenses and Other	101,211	97,409

Income from Continuing Operations Before Income Taxes	17,244	36,159
Provision for Income Taxes	(6,989)	(14,763)

Income from Continuing Operations	10,255	21,396
Loss from Discontinued Operation, Net of Taxes (Note 11)	(1,277)	(1,047)

Net Income	$8,978	$20,349

Basic Earnings Per Share:
Continuing Operations	$0.24	$0.50
Discontinued Operation	(0.03)	(0.03)

Net Income	$0.21	$0.47

Weighted Average Shares Outstanding	42,187	42,986

Diluted Earnings Per Share:
Continuing Operations	$0.24	$0.50
Discontinued Operation	(0.03)	(0.03)

Net Income	$0.21	$0.47

Weighted Average Shares Outstanding	42,188	42,986

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional		Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2010	42,266	$449	$241,379	$674,851	$(64)	$(68,402)	$848,213
Net income	—	—	—	8,978	—	—	8,978
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	(1)	—	(1)

Comprehensive income							8,977

Share-based compensation	27	—	437	—	—	—	437
Cash dividends of $0.10 per share of common stock	—	—	—	(4,221)	—	—	(4,221)
Repurchases of common stock at cost	(171)	—	—	—	—	(2,867)	(2,867)

Balance, March 31, 2010	42,122	$449	$241,816	$679,608	$(65)	$(71,269)	$850,539

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31:
	2010	2009
Cash Flows from Operating Activities:
Net income	$8,978	$20,349
Loss from discontinued operation, net of tax	1,277	1,047
Cash used by operating activities of discontinued operation	(1,190)	(925)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Loss on disposal of property and equipment	60	—
Deferred loan cost amortization	1,095	462
Depreciation and amortization	13,647	13,213
Amortization of deferred income	(261)	(278)
Deferred income tax provision	2,642	(841)
Equity investee losses	—	1,612
Share-based compensation	437	352
Changes in operating assets and liabilities, net of business acquisition:
Accounts and notes receivable	(23,803)	(26,145)
Prepaid and accrued income taxes	4,252	14,468
Inventories	113	(110)
Prepaid expenses	(6)	(1,388)
Accounts payable	5,746	4,683
Deferred race event income	25,696	14,217
Accrued expenses and other liabilities	8,888	3,859
Deferred income	105	72
Other assets and liabilities	406	(2,028)

Net Cash Provided By Operating Activities	48,082	42,619

Cash Flows from Financing Activities:
Borrowings under long-term debt	—	30,000
Principal payments on long-term debt	(20,427)	(282)
Dividend payments on common stock	(4,221)	(3,865)
Repurchases of common stock	(2,867)	(3,979)

Net Cash Provided (Used) By Financing Activities	(27,515)	21,874

The accompanying notes are an integral part of these consolidated financial statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31:
	2010	2009
Cash Flows from Investing Activities:
Payments for capital expenditures	$(3,136)	$(10,474)
Proceeds from sales of property and equipment	—	30
Proceeds from distributions of short-term investments	—	2,970
Decrease in other non-current assets	1,500	—
Repayment of notes and other receivables	73	71

Net Cash Used By Investing Activities	(1,563)	(7,403)

Net Increase In Cash and Cash Equivalents	19,004	57,090
Cash and Cash Equivalents at Beginning of Period	97,651	52,678

Cash and Cash Equivalents at End of Period	$116,655	$109,768

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$2,063	$3,104
Cash paid for income taxes	—	350
Supplemental Non-Cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	762	(839)

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation—The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned and operated subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (Kentucky), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (US Legend Cars), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. See Note 1 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K for further description of its business operations, properties and scheduled events.

Racing Events—In 2010, the Company plans to hold 23 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also plans to hold eight NASCAR Camping World Truck Series racing events, three NASCAR K&N Pro Series racing events, three IndyCar Series (IndyCar) racing events, six major National Hot Rod Association (NHRA) racing events, three World of Outlaws (WOO) racing events, and one ARCA Series racing event. In 2009, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events, eight NASCAR Camping World Truck Series racing events, three IndyCar racing events, five major NHRA racing events, two ARCA racing events, and three WOO racing events.

Discontinuation of Oil and Gas Activities (Note 11)—In the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries, particularly Russia. Those operations are presented herein as discontinued operations and all note disclosures pertain to continuing operations unless otherwise indicated.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its 2009 Annual Report on Form 10-K. In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company’s motorsports business. See Note 2 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K for further discussion of significant accounting policies.

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

The more significant racing schedule change for the three months ended March 31, 2010 as compared to 2009 includes CMS hosting a new major NHRA racing event in the first quarter 2010 that was not held in the same period last year.

Naming Rights and Other Marketing Agreements—The Company has various marketing agreements for sponsorships, onsite advertising, hospitality and other promotional activities. Sponsorships generally consist of event, official and facility naming rights agreements. These various marketing agreements can be event, speedway or period specific, or pertain to multiple events, speedways or years. The Company receives payments based on contracted terms. Marketing customers and agreement terms change from time to time. The Company recognizes contracted fee revenues, and associated expenses, as events or activities are conducted each year in accordance with the respective agreement terms. The Company’s marketing agreements sometimes include multiple specified elements such as sponsorships, tickets, hospitality, suites or onsite advertising in varying combinations for one or more events or contract periods, although there is typically a predominant element. Contracted revenues are allocated between admissions and event related revenue financial statement categories based on the relative fair or retail value of the respective multiple elements as such events or activities are conducted each year in accordance with the respective agreement terms. The naming rights agreement that renamed Charlotte Motor Speedway as Lowe’s Motor Speedway expired after 2009 and was not renewed.

Joint Venture Equity Investment—The Company and International Speedway Corporation equally own a joint venture (50% non-controlling interest) that operates independently under the name Motorsports Authentics (MA) to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. MA has license agreements with many of the top NASCAR teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia.

MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results, and the Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements using equity method accounting as further described in “MA First Quarter Operating Results” below. MA’s most recent quarterly operating results are for the fiscal periods December 1 through February 28. MA reports sales and other taxes collected from customers on a gross basis. All significant unrealized intercompany profits or losses pertain to unsold merchandise and have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since the formation of MA. The Company’s share of undistributed equity deficit from equity investee losses included in the Company’s retained earnings was approximately $133,974,000 at both March 31, 2010 and December 31, 2009. There were no significant differences in investor cost and underlying equity in the net assets of MA at acquisition.

Investment Impairment—As further described in Note 2 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K “Joint Venture Equity Investment, Impairment Charges”, the Company’s carrying value of its MA equity investment was reduced to $0 as of December 31, 2009. This reduction reflects sizable second and fourth quarter 2009 impairment charges and MA’s historical operating results. These charges reduced the remaining carrying value to estimated fair value based on applicable authoritative guidance and the Company’s assessment that such decline may be other than temporary. As further discussed in “Ongoing Business and Financial Risks” below, the unforeseen severity and length of the recession, along with increased uncertainty concerning MA’s ability to compete successfully and profitably in certain product channels, particularly non-exclusive licensed products, and to achieve previously contemplated future business initiatives, led MA management to perform an impairment evaluation of long-lived assets, including intangible assets, for impairment. As MA management assessed ongoing challenges, it became apparent there was significant risk in MA’s future business initiatives and that estimated future cash flows would be lower than previous forecasts. The Company’s and MA’s evaluation are subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different conditions or assumptions, or changes in cash flows or profitability, could have a material effect on the outcome of these impairment evaluations.

MA First Quarter Operating Results—MA first quarter results for 2010 and 2009 were negatively impacted by decreased attendance at motorsports racing events, recessionary conditions and reduced discretionary spending, declining sales to mass retail department stores and specialty retailers, and increased competition for products sold under non-exclusive MA licenses. As of March 31, 2010 and December 31, 2009, the carrying value of the Company’s equity investment in MA is $0. Under equity method accounting, the Company is no longer recording its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, the Company’s first quarter 2010 results were not impacted by MA’s operations under the equity method. The following summarized financial information on MA’s first quarter 2010 and 2009 operating results is presented for informational purposes (in thousands):

	First Quarter
	2010	2009
Net sales	$21,927	$37,927
Gross profit	3,319	8,654
Loss from continuing operations	(3,290)	(3,278)
Net loss	(3,290)	(3,278)

Ongoing Business and Financial Risks—The following operating factors, among others, significantly impact MA’s revenues, profitability and operating cash flows: (i) economic conditions and consumer and corporate spending sentiment and trends, including prolonged recessionary conditions; (ii) the success of motorsports, the popularity of its licensed drivers and teams, the magnitude and timing of its licensed driver and team changes, particularly for NASCAR’s Sprint Cup Series, and the success of the “Car of Tomorrow”; (iii) increased competition for products sold under non-exclusive MA licenses, expanded licensing by licensors to competitors selling products similar to those under non-exclusive MA licenses, nonrenewal of exclusive or non-exclusive MA licenses upon expiration; (iv) deterioration in customer relationships; and (v) the success of MA management in achieving sustained profitability. Many of these operating factors are outside management’s control. Lower revenues have resulted, and may continue to result, in reduced profitability and exposure to excess product levels. The management of MA periodically assesses the realization of inventories, including the sufficiency of lower of cost or market provisions based on, among other factors, current inventory levels, assumptions about current and future demand, market conditions and trends that might adversely impact exposure to excess product levels and realization.

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

The Report of Independent Registered Public Accounting Firm on MA’s historical consolidated financial statements for the three years ended November 30, 2009 includes an explanatory paragraph disclosing that MA is in technical default of certain of its license agreements that are material to the viability of the business, which raises substantial doubt about MA’s ability to continue as a going concern. This type of audit opinion results in non-compliance with one affirmative covenant under MA’s credit and security agreement. The Company has been informed that MA’s lender may take restrictive action with regards to this technical default, although at this time, is allowing MA to continue to operate under the credit and security agreement pending restructuring or amendment negotiations. As of May 6, 2010, there were no borrowings under MA’s credit and security agreement.

As of March 31, 2010 and December 31, 2009, the Company had a contingent guarantee obligation associated with MA that is limited to $11,447,000 and $11,510,000, respectively, decreases annually, and expires through 2015 based on specified terms and conditions. Should the equity investee have insufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes the fair value of this guarantee is presently insignificant and no obligation has been recorded. The Company could increase its investment in MA, in the form of additional equity contributions or loans, in amounts that could be material. The Company could be required to record an impairment charge for any future carrying value of this equity investment under equity method accounting, including any additional Company investments, and a charge related to the Company’s contingent guarantee obligation, if funding was required.

Effective Income Tax Rates—The Company’s effective income tax rate for the three months ended March 31, 2010 and 2009 was 40.5% and 40.8%, respectively. The Company provides for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. The Company’s accounting for income taxes reflects management’s assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. The Company assesses the need for valuation allowances for deferred tax assets based on the sufficiency of estimated future taxable income and other relevant factors.

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

Income tax liabilities for unrecognized tax benefits approximate $5,081,000 as of March 31, 2010 and December 31, 2009, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Interest and penalties recognized on uncertain tax positions amounted to $107,000 and $157,000 for the three months ended March 31, 2010 and 2009. As of March 31, 2010 and December 31, 2009, the Company had $4,032,000 and $3,925,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of March 31, 2010, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2002 through 2009 by the North Carolina Department of Revenue, 2005 through 2009 by the California Franchise Tax Board, and 2006 through 2009 by all other taxing jurisdictions to which the Company is subject.

A reconciliation of the change in the total unrecognized tax benefits and other information for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Beginning of period	$5,081	$7,572
Increases for tax positions of current year	—	—
Increases (decreases) for tax positions of prior years	—	—
Increases (decreases) for settlements with taxing authorities	—	—
Reductions for lapse of applicable statute of limitations	—	—

End of period	$5,081	$7,572

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended March 31, 2010 and 2009 amounted to $2,013,000 and $2,543,000.

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

Fair Value of Financial Instruments—The Company follows applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, short-term investments, accounts and notes receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Short-term investments, marketable debt and equity securities, and interest rate swaps are carried at fair value based on binding and non-binding broker quoted market prices. Notes and other receivables and bank revolving credit facility borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior notes payable and senior subordinated notes payable are publicly traded and estimated fair values are based on single broker quote market quotes. Other long-term debt is non-interest bearing and discounted based on estimated current cost of borrowings and, therefore, carrying values approximate market value. Quoted market prices are not available for determining market value of the Company’s equity investment in an associated entity. For equity investments, the Company estimates fair value primarily using estimated discounted cash flows. See “Joint Venture Equity Investment” above for fair value information on a contingent guarantee obligation associated with MA.

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 (in thousands):

			March 31, 2010		December 31, 2009
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$116,655	$116,655	$97,651	$97,651
Short-term investments	2	R	975	975	975	975
Marketable equity securities	1	R	26	26	28	28
Floating rate notes receivable	2	R	3,430	3,430	3,525	3,525

Liabilities (Note 5)
Floating rate revolving Credit Facility	2	R	50,000	50,000	70,000	70,000
6 3/4 % Senior Subordinated Notes Payable due 2013	1	NR	330,000	329,175	330,000	326,700
8 3/4 % Senior Notes payable due 2016	1	NR	267,344	292,188	267,034	292,188
Other long-term debt	2	NR	5,026	5,026	5,328	5,328
Cash flow interest swap on revolving Credit Facility	2	R	—	—	42	42

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
Class R: Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR: Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Short-term investments consist principally of auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, and realized and unrealized gains or losses are included in the Company’s consolidated statements of operations. As of March 31, 2010 and December 31, 2009, the Company had approximately $975,000 invested in auction rate securities, which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

Other Contingencies—The Company has a contingent obligation for additional purchase consideration associated with its acquisition of Kentucky Speedway on December 31, 2008. The contingent obligation amounts to $7,500,000 and is payable in 60 monthly installments of $125,000 upon satisfaction of both of the following conditions: (i) Kentucky state lawmakers passing legislation that provides tax incentives for certain qualifying capital projects that would facilitate expansion and improvement of Kentucky facilities within the next few years (such legislation has been passed), and (ii) the Company must conduct a NASCAR-sanctioned Sprint Cup Series racing event at Kentucky. Management is unable to determine when a Sprint Cup Series race will be held at Kentucky, triggering the contingent obligation. The contingent payment obligation will be recorded if and when paid upon satisfaction of both conditions by increasing property and equipment or intangible assets depending on final valuation analysis.

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

Recently Issued Accounting Standards—The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-17 “Consolidation (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which, among other things, amends existing authoritative guidance to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The amended guidance is effective for fiscal annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company’s adoption had no significant impact on its financial statements or disclosures.

The FASB issued Accounting Standards Update No. 2010-02 “Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification” which establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. Entities are required to deconsolidate subsidiaries when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation, entities are to recognize transaction gains or losses and measure any retained subsidiary investment at fair value. In contrast, entities are required to account for decreases in subsidiary ownership interests that do not result in changes in control as equity transactions. The amended guidance is effective for the first fiscal interim or annual reporting period ending on or after December 15, 2009. The Company’s adoption had no significant impact on its financial statements or disclosures.

The FASB issued Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Instruments” which, among other things, expands disclosures on recurring fair value measurements, including activity, transfers and reconciliation of asset and liability classes, using Levels 1, 2 and 3 as defined. The guidance also clarifies existing disclosures on levels of disaggregation between such classes and about input and valuation techniques used to measure recurring and nonrecurring Level 2 or Level 3 fair value measurements. The guidance is effective for fiscal interim or annual reporting periods beginning after December 15, 2009. The Company’s adoption had no significant impact on its financial statements or disclosures.

3. INVENTORIES

Inventories consist of the following components (in thousands):

	March 31, 2010	December 31, 2009
Souvenirs and apparel	$4,912	$5,176
Finished vehicles, parts and accessories	5,234	5,254
Micro-lubricant® and other	965	794

Total	$11,111	$11,224

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At March 31, 2010 and December 31, 2009, inventories reflect provisions of $6,433,000 and $6,500,000, and there were no bulk petroleum inventories.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Other Intangible Assets represent the excess of business acquisition costs over the fair value of net assets acquired, and are all associated with the Company’s motorsports related activities and reporting units. Intangible assets consist predominately of goodwill and nonamortizable intangible assets for race event sanctioning and renewal agreements and, to a lesser extent, goodwill associated with event related motorsports merchandising. Acquired intangible assets are valued using the direct value method. The Company’s race event sanctioning and renewal agreements for each NASCAR-sanctioned racing event are awarded annually. The Company has evaluated each of its intangible assets for these agreements and determined that each will extend into the foreseeable future. The Company has never been unable to renew these race date agreements for any subsequent year and no such agreement has ever been cancelled. Based on these and other factors, such race date agreements are expected to be awarded to the Company in perpetuity. As such, these nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely.

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

Management’s latest annual assessment of goodwill and other intangible assets in the second quarter 2009 indicated

there had been no impairment, and there have since been no other events or circumstances which indicate possible unrecognized impairment as of March 31, 2010. Management believes the Company’s methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and most used for such purposes. Weighting of evaluation results was not required as none of the methods, individually or collectively, indicated possible impairment. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in the Company’s core motorsports business. Management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is temporary and not an indicator of impairment, and no unrecognized impairment of goodwill or other intangible assets had occurred through and as of March 31, 2010.

As of March 31, 2010 and December 31, 2009, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	70	$(5)	65	70	—	70	6

Total	$394,983	$(5)	$394,978	$394,983	—	$394,983

There were no changes in the gross carrying value of other intangible assets and goodwill during the three months ended March 31, 2010.

5. LONG-TERM DEBT

2009 Bank Credit Facility—In May 2009, the Company’s Credit Facility was amended to: (i) allow issuance of the 2009 Senior Notes described below as permitted indebtedness; (ii) reduce permitted aggregate borrowings under the Credit Facility from $500,000,000 to $350,000,000; and (iii) require the Company to use proceeds from the 2009 Senior Notes offering to reduce outstanding Credit Facility borrowings. On July 14, 2009, the Company amended and restated its long-term, senior secured revolving credit facility (the 2009 Credit Facility) with a syndicate of banks led by Bank of America, N.A. as administrative agent and lender. Borrowings under the 2009 Credit Facility can be used to refinance existing Company indebtedness, and for working capital, capital expenditures, permitted investments, acquiring additional motor speedways and related businesses, and other corporate purposes, subject to specified limitations. Prior to amendment and restatement, the Credit Facility was scheduled to mature March 31, 2010.

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

During the three months ended March 31, 2010, the Company repaid Credit Facility borrowings of $20,000,000. At March 31, 2010 and December 31, 2009, outstanding borrowings under the 2009 Credit Facility were $50,000,000 and $70,000,000, respectively. As of March 31, 2010, outstanding letters of credit amounted to $855,000, and the Company could borrow up to an additional $249,145,000 under the 2009 Credit Facility.

2009 Senior Notes—In May 2009, the Company completed a private placement of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275,000,000. These 2009 Senior Notes were issued at 96.8% of par value, and net proceeds, after commissions and fees, of approximately $261,047,000 were used to reduce outstanding borrowings under the Company’s Credit Facility described above. In October 2009, the Company offered to exchange these notes for substantially identical notes registered under the Securities Act, which closed in November 2009. Original debt issuance discount and deferred financing costs are being amortized over the associated seven-year note term. As of March 31, 2010 and December 31, 2009, the 2009 Senior Notes carrying value of $267,344,000 and $267,034,000 is reported net of unamortized issuance discount of $7,656,000 and $7,966,000, respectively.

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

The 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The 2009 Credit Facility agreement, 2009 Senior Notes Indenture and Senior Subordinated Notes Indenture contain cross-default provisions. The Company was in compliance with all applicable covenants under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes as of March 31, 2010.

Other Notes Payable—Long-term debt includes a non-interest bearing debt obligation associated with the Company’s December 2008 acquisition of Kentucky Speedway, payable in 60 monthly installments of $125,000 beginning in January 2009. As of March 31, 2010 and December 31, 2009, the obligation’s carrying value of $5,026,000 and $5,323,000, reflects a $599,000 and $677,000 discount, respectively, based on a 6% effective interest rate.

Interest Rate Swap—The Company at times uses interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. Prior to March 2010, the Company had one interest rate cash flow swap that provided fixed interest rate features on certain variable rate term loan obligations. Changes in fair value and differentials paid or received in periodic settlements were reflected as an adjustment to interest expense and included in operating activities in the statement of cash flows. For early terminated swap agreements, net settlement payments at termination were deferred when received and amortized into income as a yield adjustment to interest expense over the underlying hedged debt term.

The Company had one interest rate swap agreement which expired upon maturity in March 2010. Prior to expiration, the Company paid a 3.87% fixed interest rate and received a variable interest rate based on LIBOR on decreasing principal notional amounts. The agreement provided for quarterly settlements and expired corresponding with the underlying hedged debt term. The cash flow swap agreement did not meet the conditions for hedge accounting under applicable authoritative guidance. At December 31, 2009, the Company had reflected a derivative liability for this swap of $42,000. Interest expense for the three months ended March 31, 2010 and 2009 decreased $42,000 and $130,000, respectively, due to market value changes of the interest rate swap agreement. Interest expense reflects net settlement payments of $42,000 and $132,000 in the three months ended March 31, 2010 and 2009, respectively.

Subsidiary Guarantees—Amounts outstanding under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes are guaranteed by all of SMI’s operative material subsidiaries except for Oil-Chem and its subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to SMI.

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended March 31:
	2010	2009
Gross interest costs	$13,708	$8,086
Less: capitalized interest costs	(52)	(49)

Interest expense	13,656	8,037
Interest income	(108)	(266)

Interest expense, net	$13,548	$7,771

Weighted-average interest rate on borrowings under bank Credit Facility	3.7%	2.1%

6. PER SHARE AND OTHER EQUITY INFORMATION The following schedule reconciles basic and diluted earnings per share (in thousands except per share amounts):
	Three Months Ended March 31:
	2010	2009
Net income applicable to common stockholders and assumed conversions	$8,978	$20,349

Weighted average common shares outstanding	42,187	42,986
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	1	—

Weighted average common shares outstanding and assumed conversions	42,188	42,986

Basic earnings per share	$0.21	$0.47

Diluted earnings per share	$0.21	$0.47

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	1,281	1,768

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the three months ended March 31, 2010, the Company repurchased 171,000 shares of common stock for $2,861,000. As of March 31, 2010, the Company could repurchase up to an additional 1,184,000 shares under the current authorization.

Declaration of Cash Dividends—On February 16, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4,221,000, which was paid on March 15, 2010 to shareholders of record as of March 1, 2010. This dividend was funded from available cash and cash equivalents on hand.

On April 20, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on June 11, 2010 to shareholders of record as of May 21, 2010. This 2010 quarterly cash dividend will be paid using available cash and cash equivalents on hand.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliate at March 31, 2010 and December 31, 2009 include $4,670,000 and $4,754,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not require repayment before March 31, 2011, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2009 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $84,000 and $85,000 in the three months ended March 31, 2010 and 2009. Any increases pertain to agreements in place before July 30, 2002.

Amounts payable to affiliate at March 31, 2010 and December 31, 2009 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because repayment is not required before March 31, 2011.

US Legend Cars, SMI Properties and Oil-Chem each lease office and warehouse facilities from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. For each of the three months ended March 31, 2010 and 2009, rent expense amounted to $61,000 for US Legend Cars, $60,000 for SMI Properties, and $24,000 for Oil-Chem. At March 31, 2010 and December 31, 2009, amounts owed to Chartown were not significant.

Oil-Chem sold zMAX micro-lubricant® product to certain dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $364,000 and $518,000 for the three months ended March 31, 2010 and 2009. At March 31, 2010 and December 31, 2009, approximately $163,000 and $123,000 was due from SAI and is reflected in current assets.

At March 31, 2010 and December 31, 2009, current liabilities included $40,000 and $153,000, respectively, owed to SAI in connection with project management services provided by SAI employees in connection with supervising and managing construction and renovation projects at various SMI speedways prior to 2006.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. In the three months ended March 31, 2010 and 2009, merchandise purchases approximated $701,000 and $1,776,000, and merchandise sales and event related commissions approximated $1,807,000 and $1,840,000, respectively. At March 31, 2010 and December 31, 2009, net amounts owed to MA approximated $778,000 and $1,047,000, and are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of March 31, 2010 and December 31, 2009, and transactions for the three months ended March 31, 2010 and 2009, are summarized below (in thousands):

	2010	2009
Notes and other receivables	$4,833	$4,877
Amounts payable to affiliates	3,412	3,794

Merchandise and vehicle purchases	701	1,776
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	2,266	2,458
Rent expense	145	145
Interest income	36	40
Interest expense	25	25

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu, BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation). SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 7, 2008, SAG, SA, Swift Aviation, and Swift Transportation filed an answer to the Amended Complaint denying all material allegations. The Swift defendants subsequently filed an amended answer on August 27, 2008 and asserted crossclaims against Bronwen, Bronwen UK, BNP France and Dr. Ndiomu for breach of fiduciary duty, misrepresentation, breach of duty of good faith and fair dealing, fraud and conversion. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. The Record on Appeal was delivered to the North Carolina Court of Appeals on April 27, 2009. BNP France filed its brief on appeal on June 18, 2009. SMIL filed its brief on appeal on July 29, 2009. Oral arguments were conducted on October 28, 2009. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse, which motion was denied by the trial court on July 14, 2009. On August 11, 2009, BNP Suisse served notice it was appealing the trial court’s ruling. The Record on Appeal was delivered to the North Carolina Court of Appeals on November 23, 2009. BNP Suisse filed its brief on appeal on December 23, 2009. SMIL filed its brief on appeal on January 25, 2010. Oral argument was set for April 14, 2010, but on April 8, 2010, the North Carolina Court of Appeals ruled that it would decide the appeal without oral argument. On August 4, 2009, Swift Transportation and Swift Aviation filed motions for judgment on the pleadings. The trial court denied those motions on December 2, 2009. Mediation in this matter was held on April 27, 2010, and did not result in a resolution of the matter. On April 29, 2010, the Court stayed most discovery and deadlines pending rulings on the BNP France and BNP Suisse appeals. On April 30, 2010, Swift Transportation and Swift Aviation filed motions to amend their respective answers. Swift Transportation sought to amend its answer to assert that venue was improper on SMIL’s equitable subrogation claim, and to add a defense of offset. Swift Aviation seeks to add the same defenses, and additionally seeks to assert counterclaims against SMIL, Oasis Trading Group, LLC and Laymon Harrison. As to SMIL, Swift Aviation seeks to assert a counterclaim that SMIL aided and abetted Laymon Harrison to breach an alleged fiduciary duty to Swift Aviation and that SMIL engaged in unfair and deceptive trade practices. Swift Aviation seeks unspecified damages consisting of sums spent defending against various lawsuits arising out of the oil transactions. SMIL believes that it has meritorious defenses to the proposed counterclaims, and intends to defend them vigorously.

On September 8, 2008, Richard Skaff filed a lawsuit against, among other parties, Speedway Motorsports, Inc. and Speedway Sonoma, LLC a/k/a Infineon Raceway. The lawsuit was filed in the United States District Court for the Northern District of California and alleged violations of the Americans With Disabilities Act of 1990, along with state claims for alleged violations of the California Disabled Persons Act, Unruh Civil Rights Act and Health & Safety Code statutes. Mr. Skaff is a paraplegic and disabled rights activist who claims to have attended motorsports events at Infineon Raceway on September 24, 2007 and July 27, 2008. The crux of the complaint is that Infineon Raceway failed to provide adequate facilities to disabled patrons. Mr. Skaff claims to have suffered loss of his civil rights, as well as physical, psychological, and emotional damages, and pain and suffering. He sought compensatory and statutory damages, injunctive relief, attorney’s fees and costs. Speedway Motorsports, Inc. was dismissed without prejudice on November 4, 2008. On application by the Company and Sonoma Speedway, LLC, on November 4, 2008, the Court related the D’Lil matter (described below) with the Skaff matter to avoid duplication of labor and expense or conflicting results. This matter was resolved in principal at mediation on October 8, 2009 in a manner which will not have a material adverse effect on the Company’s future financial position, results of operations or cash flow. A definitive settlement agreement was entered into between the parties on January 12, 2010. Settlement of injunctive relief claims has been agreed to among the parties. The settlement was approved by the District Court by order dated March 12, 2010.

On October 9, 2008, Hollyn D’Lil filed a lawsuit against, among other parties, Speedway Motorsports, Inc. and Speedway Sonoma, LLC a/k/a Infineon Raceway. The lawsuit was also filed in the United States District Court for the Northern District of California and alleges violations of the Americans With Disabilities Act of 1990, along with state claims for alleged violations of the California Disabled Persons Act, Unruh Civil Rights Act and Health & Safety Code statutes. Ms. D’Lil is a paraplegic and is one of the early activists of the disability rights movement in California. Ms. D’Lil alleges that she attended a motorsports event at Infineon Raceway on August 24, 2008. The crux of the complaint is that Infineon Raceway failed to provide adequate facilities to disabled patrons. Ms. D’Lil claims to have suffered loss of her civil rights, as well as physical, psychological, and emotional damages, and pain and suffering. She seeks compensatory and statutory damages, injunctive relief, attorney’s fees and costs. Speedway Motorsports, Inc. was dismissed without prejudice on November 4, 2008. On application by the Company and Sonoma Speedway, LLC, on November 4, 2008, the Court related the Skaff matter (described above) with the D’Lil matter to avoid duplication of labor and expense or conflicting results. This matter was resolved in principal at mediation on October 8, 2009 in a manner which will not have a material adverse effect on the Company’s future financial position, results of operations or cash flow. A definitive settlement agreement was entered into between the parties on January 12, 2010. Settlement of injunctive relief claims has been agreed to among the parties. The settlement was approved by the District Court by order dated March 12, 2010.

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

On September 17, 2009, Charlotte Motor Speedway, LLC and SMI filed a lawsuit against the City of Concord (North

Carolina) and Cabarrus County (North Carolina), in the State of North Carolina General Court of Justice for Cabarrus County, Superior Court Division. In the complaint, CMS and SMI seek specific performance of the City’s and the County’s agreement to provide $80 million in economic incentives, allege breach of contract with respect to the City’s and County’s agreement to provide the agreed to economic incentives and failure to reimburse CMS and SMI for monies expended in reliance upon the agreement, and alternatively seek damages for the City’s and County’s misrepresentations regarding the economic incentives. On September 21, 2009, CMS and SMI amended their complaint to allege that the City and the County had waived governmental/sovereign immunity or had acted in a non-governmental or proprietary capacity in their actions. On November 20, 2009, the City answered the amended complaint, denying liability to CMS and SMI and asserting defenses. The City simultaneously moved to dismiss on various grounds. On November 23, 2009, the County filed motions to dismiss the amended complaint. On December 20, 2009, the City amended its motion to dismiss and answer to revise, expand and add to its defenses and asserted grounds for dismissal. The City’s and County’s motions to dismiss were scheduled to be heard by the Court on April 9, 2010. The hearing on those motions was continued, and the parties are working with the trial court to re-schedule the hearing.

9. STOCK COMPENSATION PLANS

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009—Awards under the 2004 Stock Incentive Plan (the 2004 Plan) may consist of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate in February 2014. No individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year. In the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. All stock options granted under the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date. To date, stock options expire ten years from grant date and vest immediately or in equal installments over three years and restricted stock and restricted stock units vest three years from grant date or in equal installments over three years.

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

In the three months ended March 31, 2010, the Compensation Committee of the Company’s Board of Directors approved a grant of 35,000 shares of restricted stock under the Company’s performance-based Incentive Compensation Plan to the Company’s Vice Chairman and Chief Financial Officer, and 35,000 restricted stock units to the Company’s President and Chief Operating Officer, both subject to reaching certain defined full year 2010 earnings targets. As provided in the 2004 Plan, awards of restricted stock or restricted stock units generally remain subject to forfeiture and restrictions on transferability until vested. In the three months ended March 31, 2009, the Compensation Committee approved a grant of 20,000 shares of restricted stock under the Company’s performance-based Incentive Compensative Plan to the Company’s Vice Chairman and Chief Financial Officer, and 20,000 restricted stock units to the Company’s President and Chief Operating Officer, both subject to reaching certain defined full year 2009 earnings targets. The Compensation Committee also approved a grant of 40,000 stock options that vest after three years to a non-executive management employee at an exercise price per share of $14.58, which equaled market value at date of grant. The grant of restricted stock units became effective on April 21, 2009 upon approval of the amendment and restatement of the 2004 Plan. The performance period for these restricted stock grants ended during the three months ended March 31, 2010 resulting in the forfeiture of 7,680 shares by each recipient.

Terminated 1994 Stock Option Plan—The 1994 Stock Option Plan (the 1994 Plan) expired by its terms on December 21, 2004 and no further options can be granted under that plan. Adoption of the 2004 Plan described above, and termination of the 1994 Plan, did not adversely affect rights under any outstanding stock options previously granted under the 1994 Plan. All options granted to purchase shares under the 1994 Plan are fully vested and generally expire ten years from grant date. The exercise price of all stock options granted under the 1994 Plan was the fair or trading value of the Company’s common stock at grant date.

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

Under the 2008 Formula Plan, 100,000 shares of SMI’s common stock are reserved for issuance and awards are in the form of restricted stock. On the first business day following each annual meeting, beginning with the Company’s 2008 Annual Meeting, each non-employee director who is then a member of the Board shall receive a grant of restricted stock consisting of the number of shares equaling $60,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. The Company awarded 3,780 shares of restricted stock to each of the Company’s four outside directors on April 21, 2010 in accordance with plan provisions. Additionally, a total of 19,168 shares granted to outside directors on April 22, 2009 vested on April 19, 2010 in accordance with plan provisions.

Terminated Formula Stock Option Plan for Directors—The Formula Stock Option Plan, which was for the benefit of the Company’s outside directors, was suspended in December 2007 and a new plan, as further described above, was approved by stockholders at the 2008 Annual Meeting. The Formula Stock Option Plan was terminated upon approval of the new plan. Prior to plan suspension and termination, before February 1 each year, individual outside directors were awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the average fair market value per share for the ten-day period prior to award. Termination of the Formula Stock Option Plan did not adversely affect rights under any outstanding stock options previously granted. All options granted under this plan generally vested in six months, and expired ten years, from grant date.

Employee Stock Purchase Plan—No shares were granted to employees under the Employee Stock Purchase Plan for calendar years 2010 or 2009.

Share-Based Payments—The Company follows applicable authoritative guidance which generally requires recognizing compensation cost for the estimated grant-date fair value of stock options and other equity-based compensation over the requisite service period, and applies to all awards granted, modified, vesting, repurchased or cancelled after January 1, 2006. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted. The Company generally records share-based compensation cost for stock option, restricted stock and restricted stock unit awards on either the accelerated method using a graded vesting schedule or the straight-line method over the requisite service period, depending on the vesting schedule of the awards.

There were no significant changes in the characteristics of stock options or restricted stock granted during 2010 or 2009 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards.

Share-based compensation cost for the three months ended March 31, 2010 and 2009 totaled $438,000 and $352,000, before income taxes of $177,000 and $144,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at March 31, 2010 or December 31, 2009. As of March 31, 2010, there was approximately $812,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 1.0 year, and none related to the 1994 Plan or the Formula Stock Option Plan. As of March 31, 2010, there was approximately $1,669,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.9 year.

See Note 11 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K for additional information and terms of the Company’s stock incentive, stock option, restricted stock and employee stock purchase plans.

10. SEGMENT DISCLOSURES

The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its various major speedway facilities located in the United States. The Company’s business and activities, including those of its subsidiaries and joint venture equity investees, are further described in Note 1 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of TSI non-event motorsports and non-motorsports merchandising, US Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, and office rentals at certain Company speedways. As further described in Note 11, oil and gas activities, which include operations and assets located in foreign countries, are being accounted for as discontinued operations. All segment information below pertains to continuing operations and excludes oil and gas discontinued operations, previously included in the “all other” segment, from all periods presented. Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, taxes and other expense (income) and specified unusual non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues.

The following segment information on continuing operations is for the three months ended March 31, 2010 and 2009, and as of March 31, 2010 and December 31, 2009 (in thousands):

	Three Months Ended March 31:
	2010			2009
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$113,597	$4,858	$118,455	$127,185	$6,383	$133,568
Depreciation and amortization	13,573	74	13,647	13,099	114	13,213
Equity investee losses	—	—	—	(1,612)	—	(1,612)
Operating income (loss)	30,846	66	30,912	45,417	(53)	45,364
Capital expenditures	3,101	35	3,136	10,456	18	10,474

	March 31, 2010			December 31, 2009
Other intangibles	$394,978	—	394,978	394,983	—	$394,983
Goodwill intangibles	181,013	—	181,013	181,013	—	181,013
Total assets	1,968,350	26,632	1,994,982	1,941,441	27,580	1,969,021
Equity investments	—	—	—	—	—	—

The following table reconciles segment operating income above to consolidated income before income taxes (both from continuing operations) for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31:
	2010	2009
Total segment operating income from continuing operations	$30,912	$45,364
Adjusted for:
Interest expense, net	(13,548)	(7,771)
Equity investee losses	—	(1,612)
Other (expense) income, net	(120)	178

Consolidated income from continuing operations before income taxes	$17,244	$36,159

11. DISCONTINUANCE OF OIL AND GAS OPERATIONS

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

No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation for any period presented. Estimated costs to sell or dispose, if any, have not yet been determined and, as such, none are reflected in discontinued operations. There were no significant revenues generated from oil and gas activities in the three months ended March 31, 2010 or 2009. During the three months ended March 31, 2010 and 2009, the Company incurred costs primarily for maintenance, legal and management fees associated with efforts to maximize and preserve remaining realizable value, if any, of its foreign investment interests and other oil and gas activities, all of which are reflected in loss from discontinued operation. Loss from discontinued operation is reported net of income tax benefits of $638,000 for the three months ended March 31, 2009. There were no associated income tax benefits for the three months ended March 31, 2010. As to discontinued operations, current assets represent primarily prepaid expenses at December 31, 2009, and current liabilities represent primarily accrued maintenance and management fees at March 31, 2010 and December 31, 2009, all associated with oil and gas activities. At March 31, 2010 and December 31, 2009, the Company had no outstanding standby letters of credit associated with oil and gas activities and no bulk petroleum product inventory.

SMIL owns interests in two foreign entities owning certain oil and gas mineral rights in Russia, and significant uncertainties exist about the economic viability and ultimate recovery of these investments. As of March 31, 2010 and

December 31, 2009, these investments are reflected as fully impaired and all receivables associated with oil and gas activities are fully reserved. During the three months ended March 31, 2010 and 2009, the Company recorded receivables of approximately $826,000 and $1,038,000 under its profit and loss sharing arrangement with Oasis Trading Group LLC, a US entity providing oil and gas management and operational services to the Company, for that entity’s reimbursable share of these costs. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities. As such, uncertainty exists regarding recoverability and the Company has recorded allowances to fully reserve these possibly uncollectible amounts as of March 31, 2010 and December 31, 2009, which are reflected as a component of loss from discontinued operation. See Note 8 for information on legal proceedings associated with oil and gas activities.

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

See Note 15 to the Consolidated Financial Statements and Item 1A “Risk Factors” in the Company’s 2009 Annual Report on Form 10-K for additional information on historical activities, accounting policies, and uncertainty involving recovery of fully impaired consolidated foreign investments and fully reserved receivables related to oil and gas activities.

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

“Other operating revenue” includes: revenues of TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; certain merchandising revenues of SMI Properties; car and part sales of US Legend Cars; restaurant, catering and membership income from the Speedway Clubs at CMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant ®; and industrial park and office rentals. “Earnings or losses on equity investees” includes the Company’s share of its Motorsports Authentics merchandising joint venture equity investee profits or losses. The Company’s revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than non-event merchandise sales, as well as sales of TSI, Legends Cars, Oil-Chem, SMI Properties, or other operating revenues.

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

Seasonality and Quarterly Results

In 2010, the Company plans to hold 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also plans to hold eight NASCAR Camping World Truck Series racing events, three NASCAR K&N Pro Series racing events, three IndyCar racing events, six major NHRA racing events, three WOO racing events, and one ARCA racing event. In 2009, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events, eight NASCAR Camping World Truck

Series racing events, three IndyCar racing events, five major NHRA racing events, two ARCA Series racing events, and three WOO racing events.

The Company’s business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. For example, NHMS, purchased in January 2008, is presently scheduled to hold one NASCAR Sprint Cup racing event in the second and third quarters each year, and operating income will likely continue to be positively impacted in those quarters and negatively impacted in the first and fourth quarters. Racing schedules may change from time to time, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three months ended March 31, 2010 and 2009 are not indicative of results that may be expected for the entire year because of such seasonality.

Set forth below is certain comparative summary information with respect to the Company’s scheduled major (Sprint Cup and Nationwide Series) NASCAR-sanctioned racing events for 2010 and 2009.

	Number of scheduled major NASCAR-sanctioned events
	2010	2009
1st Quarter	5	5
2nd Quarter	9	9
3rd Quarter	5	5
4th Quarter	4	4

Total	23	23

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General factors and current operating trends, including ongoing uncertainty due to the weak economic conditions and tightened credit and financial markets
•	Efforts to realign a NASCAR Sprint Cup race date at Kentucky Speedway
•	Our long-term, multi-year contracted revenues are significant
•	Non-event and event souvenir and other merchandising revenues
•	Reaffirmed 2010 earnings guidance

Items discussed elsewhere in indicated sections of this report:

•	Motorsports Authentics merchandising joint venture (discussed in Note 2 to the Consolidated Financial Statements)
•	Eight-year NASCAR broadcasting rights agreement (discussed below in “Future Liquidity”)
•	Possible capital expenditures (discussed below in “Liquidity and Capital Resources—Capital Expenditures”)
•	Discontinued oil and gas operations (discussed in Note 11 to the Consolidated Financial Statements)
•	Quarterly cash dividends on common stock (discussed below in “Liquidity and Capital Resources – Dividends”)

General Factors and Current Operating Trends—The Company’s year-to-date results for the 2010 race season reflect decreases in admissions, sponsorships, luxury suite rentals, NASCAR ancillary rights, radio broadcasting, souvenir merchandising, and other event related revenue categories. Management believes these revenues were negatively impacted by declines in consumer and corporate spending from the recession, difficult credit and housing markets, and other economic factors as further described below. For upcoming 2010 events, ticket sales at most of the Company’s major events are below ticket sales at this same time last year. In 2010, similar to 2009, management has reduced many ticket prices, offered extended payment terms to many ticket buyers (although generally not beyond when events are held), and implemented various promotional campaigns to help foster fan support and mitigate any near-term demand weakness.

Admission revenues have declined recently from both fewer fans attending our race events and from lower average ticket prices. Lower ticket prices in 2010 constituted approximately 50% of the total decline in year-to-date admission revenues for NASCAR-sanctioned Sprint Cup and Nationwide series racing events as compared to 2009. Also, the Company has increased advertising and other promotional activities to help offset the ongoing impact of these adverse economic and market conditions. SMI’s seasonal and event based business model results in relatively long revenue cycles from many tickets and event related revenues sold well in advance. A sizable portion of the Company’s year-over-year revenue decline reflects first quarter 2009 revenues sold in 2008 before recessionary conditions peaked. Similarly, it will likely take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

Many of the Company’s 2010 NASCAR Sprint Cup and Nationwide Series event sponsorships, and for years beyond 2010, are already sold. The 2010 to-date broadcast television and cable ratings for the NASCAR Sprint Cup and Nationwide Series have shown decreases from the prior year; however, there have been a relatively high number of postponed or rescheduled racing events due to poor weather. Almost four million fans attended the Company’s events in 2009, demonstrating that demand and appeal for motorsports entertainment in our markets has remained strong even in challenging circumstances. Also, the Sprint Cup Series continues as the second highest rated regular season televised sport (only the National Football League is higher), and the NASCAR Nationwide Series was the second, and the NASCAR Camping World Truck Series was the third, highest rated motorsports series on television. As described below, much of our future revenues are already contracted under these and other long-term contracts, including television broadcasting rights revenue. In 2010 and future seasons, NASCAR has made, and will likely continue making, refinements to racing rules, technical changes and other adjustments as a sanctioning body to enhance on-track racing competition and excitement and generate additional fan interest. Such refinements include the recently reintroduced “double-file restarts”, changing from rear wings to spoilers on certain “Car of Tomorrow” models, and introducing a new redesigned race car for the Nationwide racing series. Also, the introduction of female race drivers, such as Danica Patrick into the Nationwide race series, is expected to generate substantial media interest and focus, and represents one of the many sizeable and largely untapped demographics in NASCAR racing. We believe these, as well as other ongoing industry developments, are favorable, long-term industry changes that provide us with many new marketing and future growth opportunities.

Many economic and geopolitical factors have and may continue to dampen consumer and corporate spending. Many factors related to discretionary consumer and corporate spending are adversely impacting recreational and entertainment spending resulting in a negative impact on our motorsports and non-motorsports activities. As reflected in our “Reaffirmed 2010 Earnings Guidance” below, we believe reduced consumer and corporate spending will continue to negatively impact admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, driving school, and luxury suite and other track rentals, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. A lack of competitiveness in Sprint Cup Series races, the closeness of the championship points race, race car driver popularity, and the success of NASCAR racing in general, in any particular racing season, can also significantly impact our operating results. These and other factors can affect attendance, media attention and the marketing appeal of Sprint Cup racing events, as well as other events surrounding Sprint Cup race weekends.

Historically low levels of consumer confidence, difficult residential real estate and mortgage markets, sizable stock market declines, tight consumer and business credit markets, among other recessionary conditions and geopolitical and economic factors, have dampened and may continue to dampen consumer spending. The strength of the US economy, including the financial and credit markets, currently remains uncertain due to these factors. Government responses and actions may or may not successfully restore stability to the credit and consumer markets and improve economic conditions in the foreseeable future. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowings conditions for consumers and corporate customers. Whether or when these severe conditions might improve cannot be determined at this time. Each of these negative factors, and particularly when combined, have and may further adversely impact various industries of our present and potential consumer and corporate customers, resulting in further spending declines that could adversely impact our revenues and profitability.

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

All of the aforementioned factors, among others, can have a material adverse impact on our future operating results, cash flows and growth. However, management believes our strong operating cash flow will continue, and that long-term ticket demand, including corporate marketing and promotional spending will increase, as the economy improves. See Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K for additional information on the ongoing disruptions in the financial markets and recessionary conditions.

Efforts to Realign a NASCAR Sprint Cup Race Date at Kentucky Speedway—Kentucky Speedway does not currently host a NASCAR Sprint Cup Series race. The Company intends to evaluate the most effective procedure and timing for the realignment of a Sprint Cup Series race to Kentucky. Many factors and alternatives must be considered, including the resolution of the anti-trust litigation described below, and other factors as discussed in Part II, Item 1A. Risk Factors. NASCAR has indicated that it would not consider realignment of an existing Sprint Cup Series race date to Kentucky Speedway until anti-trust litigation among NASCAR, International Speedway Corporation (ISC) and the limited liability company that formerly owned Kentucky Speedway (the Former Owner) (the Anti-trust Litigation) was resolved. To date, the United States District Court hearing the Anti-trust Litigation has granted summary judgment against the Former Owner, thereby dismissing the case against NASCAR and ISC, and the United States Court of Appeals for the Sixth Circuit has affirmed the summary judgment. The deadline to file a request for an appeal of the Court of Appeals’ decision to be heard by the United States Supreme Court is May 19, 2010. The managing member of the Former Owner stated publicly that he does not intend to petition the United States Supreme Court to hear an appeal of the decision by the Court of Appeals. As a result, two non-managing members of the Former Owner sued the managing member seeking to require the managing member to petition the United States Supreme Court to hear an appeal of the Court of Appeals’ decision (the Member Litigation). On April 30, 2010, the United States District Court hearing the Member Litigation issued an order stating that it had been orally advised by the parties that they have resolved their dispute and requiring that the parties submit an Agreed Entry Dismissal to the Court on or before May 30, 2010.

Based on this development and earlier statements by the managing member, the Company believes that a petition will not be made to the United States Supreme Court to hear an appeal of the decision by the Court of Appeals in the Anti-trust Litigation, effectively concluding the Anti-trust Litigation, and removing the Anti-trust Litigation impediment to realignment. In that event, we intend to evaluate the most effective procedure and timing for such realignment. Many factors and alternatives must be considered, including the popularity and profitability of various races, the relative seating capacity at each track, alternative uses and revenues for such tracks in the event a race is moved, the costs of any capital expenditures to upgrade or expand the facilities at Kentucky Speedway, the lead time required to complete any such upgrades or expansion, alternative uses of capital, any existing or potential governmental tax incentives, changing economic conditions at the individual tracks and in the economy as a whole, as well as various other strategic issues. Therefore, while we remain confident that we will be successful in obtaining a Sprint Cup Series race date for Kentucky Speedway, we are unable to predict with certainty when realignment will occur. Due to the factors described above, realignment may not be feasible until after the 2011 NASCAR Sprint Cup Series season.

Our Long-term, Multi-year Contracted Revenues Are Significant—Much of our total revenue is generated under long-term contracts, which management believes helps solidify our financial strength and stabilize our earnings and cash flows. The term of the eight-year NASCAR television broadcast agreement is through 2014, and many of our sponsorships and other corporate marketing contracts are for multiple years, which helps provide revenue and other financial stability. We believe the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. We also have contracted revenues under several long-term operating leases for various office, warehouse and industrial park space to various entities largely involved in motorsports. We believe the substantial amount of total revenue generated under our long-term contracts, such as those described above, helps stabilize the Company’s financial resilience and profitability during difficult recessionary economic conditions. The Company’s naming rights agreement that renamed Charlotte Motor Speedway as Lowe’s Motor Speedway expired after 2009, and was not renewed. The expiring agreement provided significant contracted revenues, and there can be no assurance the Company will execute any replacement agreements on acceptable terms. Costs incurred for renaming the speedway facility, and replacing promotional signage, materials and merchandise, did not have a material adverse effect on the Company’s financial condition, operating results or cash flows.

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

Reaffirmed 2010 Earnings Guidance—In connection with the Company’s first quarter 2010 earnings release, management reaffirmed its previous full year 2010 guidance of $1.00-$1.40 per diluted share from continuing operations, assuming current industry trends continue, and excluding Motorsports Authentics joint venture results, capital expenditures exceeding current plans, further impact of uncertain and unprecedented credit and economic conditions, poor weather surrounding events and other unforeseen factors. The wide range of earnings guidance reflects ongoing weak economic conditions and uncertainty regarding economic recovery.

RESULTS OF OPERATIONS

The more significant racing schedule change for the three months ended March 31, 2010 as compared to 2009 includes CMS hosting a new major NHRA racing event in the first quarter 2010 that was not held in the same period last year.

Three Months Ended March 31, 2010 Compared To Three Months Ended March 31, 2009

Management believes admissions, many event related revenue categories, and other operating revenues continue to be negatively impacted by declines in consumer and corporate spending due to the weak economic conditions and difficult consumer credit and housing markets.

Total Revenues for the three months ended March 31, 2010 decreased by $15.1 million, or 11.3%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended March 31, 2010 decreased by $9.7 million, or 20.7%, from such revenue for the same period last year. This decrease is due primarily to both lower overall admissions and lower average ticket prices at NASCAR-sanctioned racing events held in the current period. Lower ticket prices in the current period constitute approximately 50% of this total decline in admissions revenues for NASCAR-sanctioned racing events as compared to the same period last year. The overall decrease was partially offset by CMS hosting a new NHRA Nationals racing event in the current period.

Event Related Revenue for the three months ended March 31, 2010 decreased by $5.0 million, or 12.9%, from such revenue for the same period last year. This decrease is due primarily to revenue declines of approximately 9.0% for sponsorships, 21.8% for NASCAR ancillary rights and radio broadcasting, 18.3% for luxury suite rentals, and 14.3% for souvenir merchandising and other revenues associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year. The overall decrease was partially offset by event related revenues associated with the new NHRA Nationals racing event held at CMS in the current period.

NASCAR Broadcasting Revenue for the three months ended March 31, 2010 increased by $1.1 million, or 2.8%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held during the current period.

Other Operating Revenue for the three months ended March 31, 2010 decreased by $1.5 million, or 15.5%, from such revenue for the same period last year. This decrease is due primarily to lower non-event souvenir merchandising and, to a lesser extent, Legends Car revenues in the current period. The overall decrease was partially offset by an increase in Oil-Chem revenues in the current period.

Direct Expense of Events for the three months ended March 31, 2010 decreased by $495,000, or 2.4%, from such expense for the same period last year. This decrease reflects approximately 6.5% lower operating costs associated with NASCAR-sanctioned racing events, including cost reduction efforts, and lower admissions and event related revenues in the current period. Excluding operating costs associated with the new NHRA Nationals racing event held at CMS in the current period, direct expense of events would have decreased approximately 10.3% as compared to the same period last year.

The overall decrease was also partially offset by increased event advertising costs in the current period.

NASCAR Purse and Sanction Fees for the three months ended March 31, 2010 decreased by $510,000, or 1.9%, from such expense for the same period last year. This decrease reflects lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the three months ended March 31, 2010 decreased by $1.4 million, or 18.2%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising revenues in the current period. The overall decrease was partially offset by an increase in operating costs associated with higher Oil-Chem revenues in the current period.

General and Administrative Expense for the three months ended March 31, 2010 increased by $1.3 million, or 6.2%, over such expense for the same period last year. This increase is due primarily to higher property taxes and legal costs and, to a lesser extent, charitable contributions in the current period as compared to the same period last year.

Depreciation and Amortization Expense for the three months ended March 31, 2010 increased by $434,000, or 3.3%, over such expense for the same period last year. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities.

Interest Expense, Net for the three months ended March 31, 2010 was $13.5 million compared to $7.8 million for the same period last year. This change reflects the interest expense associated with the 2009 Senior Notes issued in May 2009, higher average interest rates on Credit Facility borrowings, and lower investment earnings and capitalized interest in the current period as compared to the same period last year. Those changes were partially offset by lower average Credit Facility borrowings outstanding in the current period. See Note 5 to the Consolidated Financial Statements for additional information.

Equity Investee Losses. Equity investee losses for the three months ended March 31, 2009 were $1.6 million, representing the Company’s 50% share of joint venture equity investee operating results. As further discussed in Note 2 to the Consolidated Financial Statements, the carrying value of the Company’s equity investment in MA is $0 at March 31, 2010 and December 31, 2009. Under equity method accounting, the Company is no longer recording its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, the Company’s first quarter 2010 results were not impacted by MA’s operations under the equity method. MA first quarter results for 2010 and 2009 were negatively impacted by decreased attendance at motorsports racing events, recessionary conditions and reduced discretionary spending, declining sales to mass retail department stores and specialty retailers, and increased competition for products sold under non-exclusive MA licenses.

Income Tax Provision. The Company’s effective income tax rate for the three months ended March 31, 2010 and 2009 was 40.5% and 40.8%, respectively.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, in the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. The operating results for all oil and gas activities are reported as discontinued operations using applicable authoritative guidance, and reflect costs incurred primarily for maintenance, legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any.

Net Income for the three months ended March 31, 2010 was $9.0 million compared to $20.3 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the three months ended March 31, 2010 resulted primarily from:

(1)	net cash provided by operations amounting to $48.1 million;
(2)	repayment of long-term debt amounting to $20.4 million;
(3)	payment of quarterly cash dividends amounting to $4.2 million;
(4)	repurchases of common stock amounting to $2.9 million; and
(5)	cash outlays for capital expenditures amounting to $3.1 million.

The Company had the following contractual obligations as of March 31, 2010 (in thousands):

	Payments Due By Period
Contractual Cash Obligations:(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Current liabilities, excluding deferred race event income, accrued income taxes and deferred income taxes	$52,618	$52,618	—	—	—
Long-term debt, bank credit facility, senior notes and senior subordinated notes	652,373	1,235	$52,697	$331,097	$267,344
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	3,044	—	—	3,044	—
Interest on fixed rate debt obligations	217,995	46,338	92,675	50,909	28,073
Interest on floating rate Credit Facility debt(2)	6,605	1,865	3,730	1,010	—
NASCAR purse and sanction fees(3)	94,605	94,605	—	—	—
Operating leases	1,552	715	820	17	—

Total Contractual Cash Obligations	$1,031,386	$197,376	$149,922	$386,077	$298,011

	Commitment Expiration By Period
Other Commercial Commitments:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit	$855	$855	—	—	—
Contingent guarantee obligations	11,447	1,500	$3,000	$3,000	$3,947

Total Other Commercial Commitments	$12,302	$2,355	$3,000	$3,000	$3,947

(1)	Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods; (b) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs; (c) income tax liabilities of approximately $9.6 million as of March 31, 2010 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (d) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $3.1 million in the three months ended March 31, 2010).
(2)	Interest payments reflected for the floating rate Credit Facility are estimated based on outstanding borrowings aggregating $50.0 million as of March 31, 2010, and average interest rates of 3.7% in the three months ended March 31, 2010. The Credit Facility is scheduled to expire in July 2012, and no estimated interest payments beyond that date are reflected.
(3)	NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2010. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR purse and sanction fees. Fees for years after 2010 have not yet been negotiated, could increase or decrease, and could change substantially should future race schedules change.

FUTURE LIQUIDITY

At March 31, 2010, the Company’s cash and cash equivalents totaled $116.7 million, short-term investments totaled $975,000, outstanding borrowings under the 2009 Credit Facility amounted to $50.0 million, and outstanding letters of credit amounted to $855,000. At March 31, 2010, the Company had availability for borrowing up to an additional $249.1 million, including up to an additional $74.1 million in letters of credit, under the 2009 Credit Facility. At March 31, 2010, net deferred tax liabilities totaled $311.9 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

The Company anticipates that cash from operations and funds available through the 2009 Credit Facility will be sufficient to meet its operating needs at least through the next twelve months, including estimated planned capital expenditures, additional repurchases of common stock, if any, income tax liabilities, payment of future declared dividends, if any, and additional investments, loans or funding of contingent obligations pertaining to its Motorsports Authentics joint venture, if any. Based upon anticipated future growth and financing requirements, the Company may, from time to time, engage in additional financing of a character and in amounts to be determined. The Company may, from time to time, redeem or retire its debt securities, and purchase its debt and equity securities, depending on liquidity, prevailing market conditions, permissibility under the 2009 Credit Facility, the 2009 Senior Notes and the Senior Subordinated Notes, and other factors as the Board of Directors, in its sole discretion, may consider relevant. The 2009 Credit Facility, the Senior Subordinated Notes and the 2009 Senior Notes agreements do not restrict the ability of the Company’s subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. While management expects to continue to generate positive cash flows from the Company’s existing speedway operations, additional liquidity and other resources could be needed to fund continued growth, including the continued expansion and improvement of the Company’s speedways, other facilities and ancillary businesses.

As further described below in “Capital Expenditures”, in 2010 and future years, the Company plans to continue making significant renovations and improvements, as well as other capital expenditures, involving its speedway facilities. The planned improvements will likely involve material capital expenditures over several years in amounts that have not yet been determined. The purchases of NHMS and Kentucky significantly increased the Company’s outstanding indebtedness and leverage, and current or future capital spending plans could further significantly increase future outstanding debt, resulting in an adverse effect on the Company’s financial health and profitability.

The Company completed a private placement of 8 3/4% Senior Notes in aggregate principal amount of $275.0 million in May 2009, and amended and restated its long-term, senior secured revolving Credit Facility in July 2009. Net offering proceeds of approximately $261.0 million were used to reduce outstanding borrowings under the Company’s Credit Facility described below. The 2009 Senior Notes increased our indebtedness levels and leverage, and the amended and restated Credit Facility contains higher adjustable interest rate tiers and more restrictive financial ratio covenants. As further discussed in “General Factors and Current Operating Trends” and “Reaffirmed 2010 Earnings Guidance” above, various economic, geopolitical and industry factors have, and may continue to, dampen consumer and corporate spending. We believe this reduced spending will continue to negatively impact admissions and event related revenues, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. Our operating results have benefited from lower interest rates under the Credit Facility prior to amendment. The tightened credit and financial markets have resulted in higher interest and other borrowing costs and more restrictive financial covenants for many companies in numerous industries. At present outstanding debt levels, higher interest costs from increased indebtedness and interest rates will negatively impact our future profitability and cash flows. These factors, as well as others, could make compliance with restrictive financial covenants more difficult. See Item 1A “Risk Factors” in the Company’s 2009 Annual Report on Form 10-K for additional risk factors related to our indebtedness.

Management believes the most restrictive financial covenant in the Company’s debt agreements is the 2009 Credit Facility requirement for maintaining minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.5 to 1.0 on March 31, 2010, increasing to no less than 2.75 to 1.0 on June 30, 2010 and 3.0 to 1.0 on December 31, 2010. The Company was in compliance with this and all other debt covenants as of March 31, 2010. Management actively monitors compliance with this and all other financial covenants. If future events result in a significant reduction in the surplus between the required minimum ratio and our actual ratio, management is prepared to take certain actions to remain compliant. Although management believes that these circumstances are unlikely, such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. At this time, management believes we can maintain compliance with this and all other debt covenants for at least the next twelve months. However, similar to many entities with respect to these type matters, we can provide no assurance that further deteriorations in our profitability or cash flows, or other unforeseen negative operating factors or conditions, would not result in non-compliance with this or any other debt covenant. Any such non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described Item 1A “Risk Factors” in the Company’s 2009 Annual Report on Form 10-K, possible material adverse effects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

2009 Senior Notes—The 8 3 /4% 2009 Senior Notes mature in 2016 and interest payments are due semi-annually on June 1 and December 1. The Company may redeem some or all of the 2009 Senior Notes at annually declining redemption premiums ranging from 104.375% of par in fiscal years beginning June 1, 2013 to par after June 1, 2015, and up to 35% of the 2009 Senior Notes on or before June 1, 2012 with proceeds from certain equity offerings at a redemption premium. In the event of a change of control, the Company must offer to repurchase the 2009 Senior Notes at 101% of par value plus accrued and unpaid interest. See Note 5 to the Consolidated Financial Statements for additional information.

Bank Credit Facility—The Company has a long-term, senior secured revolving Credit Facility with a syndicate of banks led by Bank of America, N.A. as administrative agent and lender. Borrowings under the 2009 Credit Facility can be used to refinance existing Company indebtedness, and for working capital, capital expenditures, permitted investments, acquiring additional motor speedways and related businesses, and other corporate purposes, subject to specified limitations. The 2009 Credit Facility: (i) provides for aggregate borrowings of up to $300.0 million, including separate sub-limits of $10.0 million for borrowings under 15-day swing line loans and $75.0 million for letters of credit; (ii) includes an “accordion” feature that provides for additional borrowings of up to $150.0 million subject to meeting specified conditions; (iii) matures in July 2012; (iv) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million, increasing up to $75.0 million subject to maintaining certain financial covenants; (v) limits annual capital expenditures to $80.0 million; (vi) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vii) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the 2009 Credit Facility term.

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

Senior Subordinated Notes—The 6 3/4% Senior Subordinated Notes mature on June 1, 2013 and interest is paid semi-annually on June 1 and December 1. The Company may redeem some or all of the Senior Subordinated Notes at annually declining redemption premiums ranging from 102.25% of par in fiscal years beginning June 1, 2009 to par after June 1, 2011. Although not currently planned, we could redeem some or all of the Senior Subordinated Notes at any time based on such redemption premiums, which could limit funds otherwise available for future working capital, capital expenditures, debt service, acquisitions or other general corporate purposes. In the event of a change of control, the Company must offer to repurchase the Senior Subordinated Notes at 101% of par value plus accrued and unpaid interest.

The Indentures governing the Senior Subordinated Notes and the 2009 Senior Notes (the Senior Notes Indentures), among other things, restrict the Company’s ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with affiliates; merge or consolidate; sell equity interests of subsidiaries; and sell, assign, transfer, lease, convey, or dispose of assets. The Senior Subordinated Notes Indenture and the 2009 Senior Notes Indenture permit dividend payments each year of up to approximately $0.40 and $0.48 per share of common stock, respectively, increasable subject to meeting certain financial covenants. The 2009 Credit Facility agreement, 2009 Senior Notes Indenture, and Senior Subordinated Notes Indenture contain cross-default provisions. See Note 5 to the Consolidated Financial Statements for additional information.

The Company was in compliance with all applicable covenants under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes as of March 31, 2010.

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

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4.0 million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the 2009 Credit Facility, Senior Subordinated Notes and 2009 Senior Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During the three months ended March 31, 2010, the Company repurchased 171,000 shares of common stock for approximately $2.9 million. As of March 31, 2010, the Company could repurchase up to an additional 1,184,000 shares under the current authorization.

CAPITAL EXPENDITURES

Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At March 31, 2010, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at its speedways. In 2010, the Company is renovating and modernizing the infield at BMS and repaving various track surfaces and improving traffic infrastructure. The Company also plans to replace certain CMS seating with new, wider premium permanent seating along its front-stretch grandstands, and may begin renovating and modernizing the infield and certain permanent seating at Kentucky. Similar to prior years, the Company plans to continue modernizing and expanding media centers, concessions, camping and hospitality areas, restrooms and other fan amenities. The Company also plans to continue improving and expanding on-site roads and available parking, and reconfigure traffic patterns and entrances to ease congestion and improve traffic flow at its speedways. In future periods, the Company may make other various improvements and renovations at CMS and NHMS, each of which may involve material capital expenditures over several years in amounts that have not yet been determined.

Kentucky state lawmakers passed legislation that provides tax incentives for certain qualifying capital projects that would facilitate expansion and improvement of Kentucky’s facilities within the next few years. Under such legislation, qualifying projects must conduct events that are in the “top” league, series or sanctioned level of their type of event, as defined, have not been previously held in Kentucky, provide permanent seating for 65,000 spectators and be broadcast nationally, among other terms and conditions. Depending on the amounts and limits of passed tax incentives, the Company is contemplating significantly expanding permanent seating at Kentucky, and has begun reconfiguring and expanding onsite roads, available parking, traffic patterns and entrances, and modernizing and expanding concessions, camping, restrooms and other speedway facilities. The contemplated expansion and improvements will involve material capital expenditures over several years in amounts that have not yet been determined. See Part II, Item 1A. Risk Factors below for risks associated with obtaining a Sprint Cup Series race date for Kentucky.

As further described in Note 2 to the Consolidated Financial Statements, the Company has a contingent obligation for additional Kentucky purchase consideration of $7.5 million, payable in 60 monthly installments of $125,000 upon satisfaction of both of the following conditions: (i) Kentucky state lawmakers successfully passing the previously described legislation and (ii) the Company must conduct a NASCAR-sanctioned Sprint Cup Series racing event at Kentucky. Management is unable to determine when Kentucky will conduct a Sprint Cup Series race, triggering the contingent obligation. The Company intends to fund such contingent obligation, if it becomes payable, with available cash and cash investments.

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

DIVIDENDS

Any decision concerning the payment of quarterly or annual common stock dividends depends upon the Company’s results of operations, financial condition and capital expenditure plans, applicable limitations under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 5 to the Consolidated Financial Statements, the 2009 Credit Facility allows aggregate payments of dividends and repurchases of SMI securities of up to $75.0 million each year, increasable up to $150.0 million, subject to maintaining certain financial covenants. The Senior Subordinated Notes Indenture and the 2009 Senior Notes Indenture permit dividend payments each year of up to approximately $0.40 and $0.48 per share of common stock, respectively, increasable subject to meeting certain financial covenants.

On February 16, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on March 15, 2010 to shareholders of record as of March 1, 2010. This 2010 quarterly cash dividend was paid using available cash and cash equivalents.

On April 20, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on June 11, 2010 to shareholders of record as of May 21, 2010. This 2010 quarterly cash dividend will be paid using available cash and cash equivalents, subject to the limitations and considerations described in the preceding paragraph.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the 2009 Credit Facility provides for a separate sub-limit for letters of credit of up to $75.0 million. As of March 31, 2010, the Company had aggregate outstanding letters of credit of $855,000. Also, as of March 31, 2010, the Company had a contingent guarantee obligation associated with an equity investee limited to $11.4 million, which decreases annually and expires through 2015 based on specified terms and conditions. Should the equity investee have insufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes no obligation should be recorded at this time.

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

Interest Rate Risk—The Company’s financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable, and the 2009 Credit Facility. See Note 2 to the Consolidated Financial Statements “Fair Value of Financial Instruments” for additional information on the Company’s financial instruments and fair value information. A change in interest rates of one percent on floating rate notes receivable and debt balances outstanding at March 31, 2010 would cause an approximate change in annual interest income of $34,000 and annual interest expense of $500,000.

As discussed in Note 5 to the Consolidated Financial Statements, the Company uses interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company had one interest rate swap agreement which expired upon maturity in March 2010. Prior to expiration, the Company paid a 3.87% fixed interest rate and received a variable interest rate based on LIBOR on decreasing principal notional amounts. Changes in fair value and differentials paid or received in periodic settlements were reflected as an adjustment to interest expense and included in operating activities in the statement of cash flows. At December 31, 2009, the Company had reflected a derivative liability for this swap of $42,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of March 31, 2010 and December 31, 2009 (in thousands):

	Carrying Value		Fair Value
	2010	2009	2010	2009	Maturity Dates
Floating rate notes receivable(1)	$3,430	$3,525	$3,430	$3,525	Due on demand
Floating rate revolving Credit Facility(2)	50,000	70,000	50,000	70,000	2012
6 3/4 % Senior Subordinated Notes	330,000	330,000	329,175	326,700	2013
8 3/4 % Senior Notes(3)	267,344	267,034	292,188	292,188	2016

(1)	Notes receivable bear interest based principally at prime or 1% over prime.
(2)	The weighted average interest rate on borrowings under the Credit Facility in the three months ended March 31, 2010 and 2009 was 3.7% and 2.1%, respectively.
(3)	Carrying value at March 31, 2010 and December 31, 2009 is reflected net of debt issuance discount of $7.7 million and $8.0 million, respectively.

Other Market Risk—As described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding standby letters of credit of $855,000 as of March 31, 2010. As described in “Off-Balance Sheet Arrangements” above, the Company also had a contingent guarantee obligation of $11.4 million as of March 31, 2010.

As described in Note 2 to the Consolidated Financial Statements, as of March 31, 2010 and December 31, 2009, the Company had short-term investments in auction rate securities held in large, qualified financial institutional investment accounts that are classified as “trading” securities and carried at fair value. As of March 31, 2010 and December 31, 2009, the Company has approximately $975,000 invested in auction rate securities, which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

As of and during the three months ended March 31, 2010, there have been no other significant changes in the Company’s interest rate risk, equity price risk or other market risk.

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

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting in the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. See Note 8 to the Consolidated Financial Statements for additional information on the Company’s legal proceedings and contingencies. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows. See Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K for additional information on the Company’s liability insurance program and self-insured retention.

Item 1A.	Risk Factors

The following risk factors are in addition to, and should be read in conjunction with, those included in the Company’s 2009 Annual Report on Form 10-K. See the 2009 Form 10-K for an expanded description of other Company risk factors. Certain portions of those risk factors are repeated below for informational purposes and context.

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

Kentucky presently annually hosts one NASCAR Nationwide, one NASCAR Camping World Truck, one IndyCar Series and other racing events, and does not currently host a NASCAR Sprint Cup Series race. We intend to evaluate the most effective procedure and timing for the realignment of a Sprint Cup Series race to Kentucky. Many factors and alternatives must be considered, including the resolution of the Anti-trust Litigation, the popularity and profitability of various races, the relative seating capacity at each track, alternative uses and revenues for such tracks in the event a race is moved, the costs of any capital expenditures to upgrade or expand the facilities at Kentucky, the lead time required to complete any such upgrades or expansion, alternative uses of capital, any existing or potential governmental tax incentives, changing economic conditions at the individual tracks and in the economy as a whole, as well as various other strategic issues. As a result of these factors, we are unable to predict when this realignment will occur. Until a Sprint Cup Series race is held at Kentucky, we are likely to incur cash and non-cash operating losses that negatively impact our future financial condition, operating results and cash flows. While relocation of any Sprint Cup event among our speedways we now or may own in the future could result in a net increase in our future operating profitability, long-lived assets of a speedway from where a Sprint Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the three months ended March 31, 2010.

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes (see Note 5 to the Consolidated Financial Statements), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The program was first announced to the public on April 27,

2005. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. The Company could repurchase up to an additional 1,184,000 shares under the program as of March 31, 2010.

As set forth in the table below, the Company repurchased 171,000 shares of common stock on the open market for approximately $2.9 million during the three months ended March 31, 2010.

	Issuer Purchases of Equity Securities under Authorized Program as of March 31, 2010
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2010	45,000	$17.33	45,000	1,310,000
February 2010	57,000	16.81	57,000	1,253,000
March 2010	69,000	16.28	69,000	1,184,000

First Quarter 2010	171,000	$16.73	171,000	1,184,000

Item 6.	Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

(Registrant)

Date: May 6, 2010	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2010	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)