Form 10-Q
period 2010-06-30
SPEEDWAY MOTORSPORTS INC
filed 2010-08-04
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 3, 2010, there were 41,878,777 shares of the registrant’s common stock outstanding.

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk”, and “Controls and Procedures”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2010 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, sponsorships, financing needs and costs, merchandising joint ventures, discontinued oil and gas activities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in the Company’s 2009 Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and other forms we may file with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available to the Company as of the date filed, and the Company assumes no obligation to update any such forward-looking information contained in this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$116,601	$97,651
Short-term investments	975	975
Accounts and notes receivable, net	56,369	40,435
Prepaid income taxes	8,199	15,333
Inventories, net	10,229	11,224
Prepaid expenses	4,209	3,961
Deferred income taxes	459	459
Current assets of discontinued operation	—	101

Total Current Assets	197,041	170,139

Notes and Other Receivables:
Affiliate	4,585	4,754
Other	6,709	6,857
Other Assets	29,049	32,220
Property and Equipment, Net	1,163,791	1,179,055
Other Intangible Assets, Net	394,978	394,983
Goodwill	181,013	181,013

Total	$1,977,166	$1,969,021

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except share amounts)

(Unaudited)

	June 30, 2010	December 31, 2009
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,251	$1,219
Accounts payable	19,298	11,288
Deferred race event income, net	74,648	78,566
Accrued interest	3,934	3,978
Accrued expenses and other current liabilities	23,134	20,885
Current liabilities of discontinued operation	—	1,014

Total Current Liabilities	122,265	116,950

Long-term Debt	641,128	671,143
Payable to Affiliate	2,594	2,594
Deferred Income, Net	6,992	7,795
Deferred Income Taxes	324,469	309,722
Other Liabilities	12,703	12,604

Total Liabilities	1,110,151	1,120,808

Commitments and Contingencies (Notes 2, 4, 5, 6, 8 and 11)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000; no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000; issued and outstanding—41,948,000 in 2010 and 42,266,000 in 2009	450	449
Additional Paid-in Capital	242,354	241,379
Retained Earnings	698,425	674,851
Accumulated Other Comprehensive Loss	(60)	(64)
Treasury Stock at cost, shares—3,015,000 in 2010 and 2,655,000 in 2009	(74,154)	(68,402)

Total Stockholders’ Equity	867,015	848,213

Total	$1,977,166	$1,969,021

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30:
	2010	2009
Revenues:
Admissions	$41,115	$47,084
Event related revenue	54,941	63,835
NASCAR broadcasting revenue	73,362	71,358
Other operating revenue	8,224	9,595

Total Revenues	177,642	191,872

Expenses and Other:
Direct expense of events	33,167	35,827
NASCAR purse and sanction fees	47,593	48,803
Other direct operating expense	6,516	7,408
General and administrative	23,664	22,854
Depreciation and amortization	13,689	13,277
Interest expense, net	13,027	9,851
Equity investee losses (Note 2)	–	57,185
Other (income) expense, net	(507)	264

Total Expenses and Other	137,149	195,469

Income (Loss) from Continuing Operations Before Income Taxes	40,493	(3,597)
Provision for Income Taxes	(16,439)	(18,523)

Income (Loss) from Continuing Operations	24,054	(22,120)
Loss from Discontinued Operation, Net of Taxes (Note 11)	(1,034)	(1,293)

Net Income (Loss)	$23,020	$(23,413)

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.57	$(0.52)
Discontinued Operation	(0.02)	(0.03)

Net Income (Loss)	$0.55	$(0.55)

Weighted Average Shares Outstanding	42,026	42,738

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.57	$(0.52)
Discontinued Operation	(0.02)	(0.03)

Net Income (Loss)	$0.55	$(0.55)

Weighted Average Shares Outstanding	42,026	42,738

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30:
	2010	2009
Revenues:
Admissions	$78,241	$93,875
Event related revenue	88,962	102,890
NASCAR broadcasting revenue	112,528	109,446
Other operating revenue	16,366	19,229

Total Revenues	296,097	325,440

Expenses and Other:
Direct expense of events	53,439	56,594
NASCAR purse and sanction fees	73,249	74,969
Other direct operating expense	12,657	14,913
General and administrative	45,491	43,407
Depreciation and amortization	27,336	26,490
Interest expense, net	26,575	17,622
Equity investee losses (earnings) (Note 2)	—	58,797
Other (income) expense, net	(387)	86

Total Expenses and Other	238,360	292,878

Income from Continuing Operations Before Income Taxes	57,737	32,562
Provision for Income Taxes	(23,428)	(33,286)

Income (Loss) from Continuing Operations	34,309	(724)
Loss from Discontinued Operation, Net of Taxes (Note 11)	(2,311)	(2,340)

Net Income (Loss)	$31,998	$(3,064)

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.81	$(0.02)
Discontinued Operation	(0.05)	(0.05)

Net Income (Loss)	$0.76	$(0.07)

Weighted Average Shares Outstanding	42,106	42,862

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.81	$(0.02)
Discontinued Operation	(0.05)	(0.05)

Net Income (Loss)	$0.76	$(0.07)

Weighted Average Shares Outstanding	42,107	42,862

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Stock	Equity
Balance, January 1, 2010	42,266	$449	$241,379	$674,851	$(64)	$(68,402)	$848,213
Net income	—	—	—	31,998	—	—	31,998
Change in net unrealized gain on marketable equity securities, net of tax	—	—	—	—	4	—	4

Comprehensive income							32,002

Share-based compensation	42	1	975	—	—	—	976
Cash dividends on common stock	—	—	—	(8,424)	—	—	(8,424)
Repurchases of common stock at cost	(360)		—	—	—	(5,752)	(5,752)

Balance, June 30, 2010	41,948	$450	$242,354	$698,425	$(60)	$(74,154)	$867,015

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$31,998	$(3,064)
Loss from discontinued operation, net of tax	2,311	2,340
Cash used by operating activities of discontinued operation	(3,224)	(1,855)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred loan cost amortization	1,934	1,003
Depreciation and amortization	27,336	26,490
Amortization of deferred income	(960)	(1,066)
Deferred income tax provision	14,747	17,718
Equity investee losses	—	58,797
Share-based compensation	976	781
Changes in operating assets and liabilities, net of business acquisition:
Accounts and notes receivable	(15,709)	(12,235)
Prepaid and accrued income taxes	7,134	13,088
Inventories	995	1,001
Prepaid expenses	(248)	(958)
Accounts payable	6,549	6,739
Deferred race event income	(3,918)	(22,447)
Accrued expenses and other liabilities	2,022	5,232
Deferred income	188	140
Other assets and liabilities	831	(2,573)

Net Cash Provided By Operating Activities	72,962	89,131

Cash Flows from Financing Activities:
Borrowings under long-term debt	—	296,271
Principal payments on long-term debt	(30,808)	(280,754)
Payments of debt issuance and loan amendment costs	—	(5,790)
Dividend payments on common stock	(8,424)	(7,710)
Repurchases of common stock	(5,752)	(6,774)

Net Cash Used By Financing Activities	(44,984)	(4,757)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2010	2009
Cash Flows from Investing Activities:
Payments for capital expenditures	$(10,676)	$(27,538)
Proceeds from distributions of short-term investments	—	3,164
Increase in other non-current assets	—	(1,500)
Decrease in other non-current assets	1,500	—
Repayment of notes and other receivables	148	141

Net Cash Used By Investing Activities	(9,028)	(25,733)

Net Increase In Cash and Cash Equivalents	18,950	58,641
Cash and Cash Equivalents at Beginning of Period	97,651	52,678

Cash and Cash Equivalents at End of Period	$116,601	$111,319

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$26,790	$16,558
Cash paid for income taxes	1,390	3,509
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	1,461	2,255

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation—The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned and operated subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (Kentucky or KS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (US Legend Cars), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. See Note 1 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K for further description of its business operations, properties and scheduled events.

Racing Events—In 2010, the Company plans to hold 23 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also plans to hold eight NASCAR Camping World Truck Series racing events, three NASCAR K&N Pro Series racing events, three IndyCar Series (IndyCar) racing events, six major National Hot Rod Association (NHRA) racing events, three World of Outlaws (WOO) racing events, and one ARCA Series racing event. In 2009, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also held eight NASCAR Camping World Truck Series racing events, three IndyCar racing events, five major NHRA racing events, two ARCA racing events, and three WOO racing events.

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

The more significant racing schedule changes for the three and six months ended June 30, 2010 as compared to 2009 include:

•	One NASCAR Sprint Cup and one Nationwide Series racing event at TMS was postponed and rescheduled due to poor weather in the second quarter 2010

•	CMS hosted a new major NHRA racing event in the first quarter 2010 that was not held in the same period last year

•

One NASCAR Sprint Cup Series race at Charlotte Motor Speedway was postponed and shortened, and pole position qualifying for a NASCAR Sprint Cup race at New Hampshire Motor Speedway was cancelled, due to poor weather in the second quarter 2009

Naming Rights and Other Marketing Agreements—The Company has various marketing agreements for sponsorships, onsite advertising, hospitality and other promotional activities. Sponsorships generally consist of event, official and facility naming rights agreements. These various marketing agreements can be event, speedway or period specific, or pertain to multiple events, speedways or years. The Company receives payments based on contracted terms. Marketing customers and agreement terms change from time to time. The Company recognizes contracted fee revenues, and associated expenses, as events or activities are conducted each year in accordance with the respective agreement terms. The Company’s marketing agreements sometimes include multiple specified elements such as sponsorships, tickets, hospitality, suites or onsite advertising in varying combinations for one or more events or contract periods, although there is typically a predominant element. Contracted revenues are allocated between admissions and event related revenue financial statement categories based on the relative fair or retail value of the respective multiple elements as such events or activities are conducted each year in accordance with the respective agreement terms. The naming rights agreement that renamed Charlotte Motor Speedway as Lowe’s Motor Speedway expired after 2009 and was not renewed.

Joint Venture Equity Investment—The Company and International Speedway Corporation (ISC) equally own a joint venture (50% non-controlling interest) that operates independently under the name Motorsports Authentics (MA) to market and sell licensed motorsports collectible and consumer products. Prior to the formation of the NASCAR Teams Licensing Trust as further described below, MA had license agreements with many of the top NASCAR teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia.

MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results, and the Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements using equity method accounting as further described in “MA Operating Results” below. MA’s most recent operating results are for the fiscal periods December 1 through May 31. MA reports sales and other taxes collected from customers on a gross basis. All significant unrealized intercompany profits or losses pertain to unsold merchandise and have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since the formation of MA. The Company’s share of undistributed equity deficit from equity investee losses included in the Company’s retained earnings was approximately $133,974,000 at both June 30, 2010 and December 31, 2009. There were no significant differences in investor cost and underlying equity in the net assets of MA at acquisition.

Investment Impairment—As further described in Note 2 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K “Joint Venture Equity Investment, Impairment Charges”, the Company’s carrying value of its MA equity investment was reduced to $0 as of December 31, 2009. This reduction reflects sizable second and fourth quarter 2009 impairment charges and MA’s historical operating results. These charges reduced the remaining carrying value to estimated fair value based on applicable authoritative guidance and the Company’s assessment that such decline may be other than temporary. The following operating factors, among others, led MA management to perform an impairment evaluation of long-lived assets, including intangible assets: (i) the unforeseen severity and length of the recession; (ii) increased uncertainty concerning MA’s ability to compete successfully and profitably in certain product channels, particularly non-exclusive licensed products, along with the success of motorsports, the popularity of its licensed drivers and teams, the magnitude and timing of its licensed driver and team changes, particularly for NASCAR’s Sprint Cup Series; and (iii) increased uncertainty on achieving previously contemplated future business initiatives. As MA management assessed ongoing challenges, it became apparent there was significant risk in MA’s future business initiatives and that estimated future cash flows would be lower than previous forecasts. The Company’s and MA’s evaluation are subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different conditions or assumptions, or changes in cash flows or profitability, could have a material effect on the outcome of these impairment evaluations.

MA Operating Results—As further described above, an impairment charge of approximately $55.6 million (with no income tax benefits) was recorded in the second quarter 2009 to reduce MA’s business net assets to estimated fair value as of June 30, 2009. MA results for 2010 and 2009 were negatively impacted by decreased attendance at motorsports racing events, recessionary conditions and reduced discretionary spending, declining sales to mass retail department stores and specialty retailers, and increased competition for products sold under non-exclusive MA licenses. As of June 30, 2010 and December 31, 2009, the carrying value of the Company’s equity investment in MA is $0. Under equity method accounting, the Company is no longer recording its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, the Company’s second quarter and year-to-date 2010 results were not impacted by MA’s operations under the equity method. The following summarized financial information on MA’s second quarter and year-to-date operating results for 2010 and 2009 (excluding the impairment charge described above) is presented for informational purposes (in thousands):

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
Net sales	$22,975	$33,245	$44,902	$71,172
Gross profit	4,071	6,867	7,562	15,521
Loss from continuing operations	(2,481)	(3,388)	(5,598)	(6,666)
Net loss	(2,481)	(3,388)	(5,598)	(6,666)

NASCAR Teams Licensing Trust Formation and MA’s Ongoing Business—In its fiscal third quarter ended August 31, 2009, for various strategic purposes, MA ceased paying certain guaranteed royalties under several license agreements where estimated royalties payable based on projected sales were less than stipulated guaranteed minimum royalties payable (unearned royalties). All earned royalties due were paid. MA received notices from certain licensors alleging default under the license agreements if unearned royalties were not paid within stipulated cure periods. Upon default, a material amount of guaranteed royalty payments under several license agreements could be asserted by the licensors as immediately due. In 2010, MA continued to face significant operating challenges. MA was unable to renegotiate its license agreements with essentially all significant licensors of NASCAR merchandising on terms that would allow MA reasonable future opportunities to operate profitably.

The then ongoing alleged license defaults were severely impacting MA’s business and its ability to continue operating. In July 2010, the NASCAR Teams Licensing Trust (NASCAR Trust) was formed, including a Board of Directors comprised of representatives from NASCAR and 11 participating NASCAR Teams. This new NASCAR Trust substantially restructures the NASCAR souvenir merchandising and licensing business. The NASCAR Trust will represent four key product categories (die-cast, toys, apparel and trackside retail rights), and will grant the rights of any NASCAR driver or team that participates in these licensing categories. Concurrent with formation of the NASCAR Trust, MA was released from contracted current and future unearned guaranteed minimum royalties payable and earned future royalties payable to all NASCAR team licensors, except for one significant licensor. Also, the NASCAR Trust concurrently received all of MA’s die-cast tooling and operations. As a result, at this time, MA’s future operations will consist principally of trackside event souvenir merchandising as licensed and regulated under certain NASCAR Trust agreements. The NASCAR Trust will have the ability to significantly influence MA’s future operating conditions and results. MA continues to restructure its business by implementing process improvements, cost reduction initiatives, improved inventory risk management, and streamlining operations. However, there can be no assurance that MA will achieve sufficient or sustained profitability.

Also concurrent with the NASCAR Trust formation, SMI and ISC renegotiated a contingent guarantee obligation associated with one NASCAR team licensor of MA. As a result, the Company’s remaining contingent obligation was reduced to approximately $5.0 million as of June 30, 2010, which is intended to be periodically reduced and eliminated by MA annual payments through January 2013. Prior to renegotiation, the Company’s contingent guarantee obligation was limited to approximately $11.5 million and continued into 2015. Should MA not have sufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes the fair value of this guarantee is presently insignificant and no obligation has been recorded. Although not expected at this time, the Company could increase its investment in MA, in the form of additional equity contributions or loans, in amounts that could be material. The Company could be required to record an impairment charge for any future carrying value of this equity investment under equity method accounting, including any additional Company investments, and a charge related to the Company’s contingent guarantee obligation, if funding was required.

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

The Company’s effective income tax rate for the three and six months ended June 30, 2010 was 40.6%. The Company’s effective income tax rates for the three and six months ended June 30, 2009 reflect increases in valuation allowances of approximately $21,977,000 and $26,720,000, respectively, against deferred tax assets associated with 2009 equity investee losses of Motorsports Authentics because management has determined that ultimate realization is not more likely than not. Without these valuation allowances, the Company’s effective tax rates for the three and six months ended June 30, 2009 would have been 37.4% and 39.1%. The tax rates for the 2009 interim periods were negatively impacted by decreases in income exempt from income taxes. The 2009 tax rates were positively impacted by decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities and expected reductions in state income tax rates. As of both June 30, 2010 and December 31, 2009, valuation allowances of approximately $65,133,000 are reflected against deferred tax assets, for certain deferred tax assets and state net operating loss carryforwards, because management has determined that ultimate realization is not more likely than not.

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

Income tax liabilities for unrecognized tax benefits approximate $5,081,000 as of June 30, 2010 and December 31, 2009, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Interest and penalties recognized on uncertain tax positions amounted to $107,000 and $77,000 for the three months ended June 30, 2010 and 2009, and $214,000 and $234,000 in the six months ended June 30, 2010 and 2009. As of June 30, 2010 and December 31, 2009, the Company had $4,139,000 and $3,925,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of June 30, 2010, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2002 through 2004 and 2006 through 2009 by the North Carolina Department of Revenue, 2005 through 2009 by the California Franchise Tax Board, and 2006 through 2009 by all other taxing jurisdictions to which the Company is subject.

A reconciliation of the change in the total unrecognized tax benefits and other information for the six months ended June 30, 2010 and 2009 is as follows (in thousands):

	2010	2009
Beginning of period	$5,081	$7,572
Increases for tax positions of current year	—	—
Increases (decreases) for tax positions of prior years	—	—
Increases (decreases) for settlements with taxing authorities	—	(1,984)
Reductions for lapse of applicable statute of limitations	—	—

End of period	$5,081	$5,588

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended June 30, 2010 and 2009 amounted to $1,873,000 and $2,120,000, and for the six months ended June 30, 2010 and 2009 amounted to $3,886,000 and $4,663,000, respectively.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 (in thousands):

			June 30, 2010		December 31, 2009
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$116,601	$116,601	$97,651	$97,651
Short-term investments	2	R	975	975	975	975
Marketable equity securities	1	R	34	34	28	28
Floating rate notes receivable	2	R	3,335	3,335	3,525	3,525

Liabilities (Note 5)
Floating rate revolving Credit Facility	2	R	40,000	40,000	70,000	70,000
6 3/4 % Senior Subordinated Notes Payable due 2013	1	NR	330,000	329,175	330,000	326,700
8 3/4 % Senior Notes payable due 2016	1	NR	267,654	288,750	267,034	292,188
Other long-term debt	2	NR	4,726	4,726	5,328	5,328
Cash flow interest swap on revolving Credit Facility	2	R	—	—	42	42

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Short-term investments consist principally of auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, and realized and unrealized gains or losses are included in the Company’s consolidated statements of operations. As of June 30, 2010 and December 31, 2009, the Company had approximately $975,000 invested in auction rate securities, which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

Other Contingencies—The Company has a contingent obligation for additional purchase consideration associated with its acquisition of Kentucky Speedway on December 31, 2008. The contingent obligation amounts to $7,500,000 and is payable in 60 monthly installments of $125,000 upon satisfaction of both of the following conditions: (i) Kentucky state lawmakers passing legislation that provides tax incentives for certain qualifying capital projects that would facilitate expansion and improvement of Kentucky facilities within the next few years, and (ii) the Company must conduct a NASCAR-sanctioned Sprint Cup Series racing event at Kentucky. As further discussed in Note 4, management believes a final agreement will be reached with NASCAR to conduct a race at KS beginning in 2011. However, until the agreement is finalized, management is unable to conclusively determine when a Sprint Cup Series race will be held at KS, triggering the contingent obligation. Management will evaluate the satisfaction of both conditions, pending race event realignment, and the contingent payment obligation will be recorded if and when paid upon satisfaction of both conditions by increasing property and equipment or intangible assets depending on final accounting analysis.

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

Reclassification—One insignificant reclassification to prior year amounts in the accompanying consolidated statement of cash flows was made to conform with current year presentation.

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

The FASB issued Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements” which, among other things, expands disclosures on recurring fair value measurements, including activity, transfers and reconciliation of asset and liability classes, using Levels 1, 2 and 3 as defined. The guidance also clarifies existing disclosures on levels of disaggregation between such classes and about input and valuation techniques used to measure recurring and nonrecurring Level 2 or Level 3 fair value measurements. The guidance is effective for fiscal interim or annual reporting periods beginning after December 15, 2009. The Company’s adoption had no significant impact on its financial statements or disclosures.

3. INVENTORIES

Inventories consist of the following components (in thousands):

	June 30, 2010	December 31, 2009
Souvenirs and apparel	$4,127	$5,176
Finished vehicles, parts and accessories	5,140	5,254
Micro-lubricant® and other	962	794

Total	$10,229	$11,224

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At June 30, 2010 and December 31, 2009, inventories reflect provisions of $6,408,000 and $6,500,000.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Other Intangible Assets represent the excess of business acquisition costs over the fair value of net tangible assets acquired, and are all associated with the Company’s motorsports related activities and reporting units. Intangible assets consist predominately of goodwill and nonamortizable intangible assets for race event sanctioning and renewal agreements and, to a lesser extent, goodwill associated with event related motorsports merchandising. Acquired intangible assets were valued using the direct value method. The Company’s race event sanctioning and renewal agreements for each NASCAR-sanctioned racing event are awarded annually. The Company has evaluated each of its intangible assets for these agreements and determined that each will extend into the foreseeable future. The Company has never been unable to renew these race date agreements for any subsequent year and no such agreement has ever been cancelled. Based on these and other factors, such race date agreements are expected to be awarded to the Company in perpetuity. As such, these nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely.

The Company follows applicable authoritative guidance on accounting for goodwill and other intangible assets which specifies, among other things, nonamortization of goodwill and requires testing of intangible assets with indefinite useful lives for possible impairment at least annually. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary an operating segment and separate reporting unit principally because that is the lowest level for which discrete financial information is available to the Company’s segment managers and chief operating decision maker. No reporting units are aggregated for purposes of evaluating intangible assets for possible impairment. The Company evaluates intangible assets for possible impairment based on expected future discounted operating cash flows and profitability attributable to such assets (using the fair value assessment provisions of applicable authoritative guidance), supported by quoted market prices or comparable transactions where available or applicable. The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred.

The Company’s methods and various factors considered in evaluating possible impairment are further described in Note 2 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K. Management’s latest annual assessment of goodwill and other intangible assets in the second quarter 2010 indicated there had been no impairment, and there has since been no other events or circumstances which indicate unrecognized impairment as of June 30, 2010. Management believes the Company’s methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and most used for such purposes. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in the Company’s core motorsports business. Management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is temporary and not an indicator of impairment. The Company’s annual impairment assessment indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset exceeded associated carrying value. As such, no goodwill or other indefinite-lived intangible asset impairment charges were found necessary at this time. At June 30, 2010, the estimated fair value for one reporting unit, including nonamortizable race event and renewable agreements, exceeded carrying values by a relatively nominal amount. Should this reporting unit or indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges. Among other factors, the Company’s assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, to pre-recession levels within less than four years and strategic amounts of planned capital expenditures. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, or actual race date realignments that differ significantly from those assumed in the evaluation, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations.

Efforts to Realign a NASCAR Sprint Cup Race Date to Kentucky Speedway—The annual assessment also considered the Company’s ongoing efforts to realign one or more NASCAR Sprint Cup Series racing events among its speedway facilities. Kentucky Speedway does not currently host a NASCAR Sprint Cup Series race. However, management believes recent negotiations with NASCAR will lead to realignment of a Sprint Cup Series race to that speedway facility beginning in 2011. Pending such realignment, the Company plans to renovate, modernize and significantly increase permanent seating at KS. The contemplated expansion and improvements would likely involve material capital expenditures in 2010 and over several years in amounts that have not yet been determined. As of the filing date for this Quarterly Report, negotiations with NASCAR appear to be nearing completion.

The Company’s impairment evaluation considered potential realignment possibilities, and reflects management’s best estimate of future discounted operating cash flows and profitability attributable to the race dates considered most likely to be realigned. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. While management believes the Company will successfully realign a Sprint Cup Series race date at KS in 2011, and agreements with NASCAR are nearly finalized, management cannot predict with certainty that realignment will occur until such NASCAR-sanctioned realignments are publicly announced.

As of June 30, 2010 and December 31, 2009, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	June 30, 2010			December 31, 2009			Estimated
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	70	$(5)	65	70	—	70	6

Total	$394,983	$(5)	$394,978	$394,983	—	$394,983

There were no changes in the gross carrying value of other intangible assets and goodwill during the six months ended June 30, 2010.

5. LONG-TERM DEBT

2009 Bank Credit Facility—In May 2009, the Company’s Credit Facility was amended to: (i) allow issuance of the 2009 Senior Notes described below as permitted indebtedness; (ii) reduce permitted aggregate borrowings under the Credit Facility from $500,000,000 to $350,000,000; and (iii) require the Company to use proceeds from the 2009 Senior Notes offering to reduce outstanding Credit Facility borrowings. On July 14, 2009, the Company amended and restated its long-term, senior secured revolving credit facility (the 2009 Credit Facility) with a syndicate of banks led by Bank of America, N.A. as administrative agent and lender. Borrowings under the 2009 Credit Facility can be used to refinance existing Company indebtedness, and for working capital, capital expenditures, permitted investments, acquiring additional motor speedways and related businesses, and other corporate purposes, subject to specified limitations. Prior to amendment and restatement, the Credit Facility was scheduled to mature June 30, 2010.

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

During the six months ended June 30, 2010, the Company repaid Credit Facility borrowings of $30,000,000. At June 30, 2010 and December 31, 2009, outstanding borrowings under the 2009 Credit Facility were $40,000,000 and $70,000,000, respectively. As of June 30, 2010, outstanding letters of credit amounted to $914,000, and the Company could borrow up to an additional $259,086,000 under the 2009 Credit Facility.

2009 Senior Notes—In May 2009, the Company completed a private placement of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275,000,000. These 2009 Senior Notes were issued at 96.8% of par value, and net proceeds, after commissions and fees, of approximately $261,047,000 were used to reduce outstanding borrowings under the Company’s Credit Facility described above. In October 2009, the Company offered to exchange these notes for substantially identical notes registered under the Securities Act, which closed in November 2009. Original debt issuance discount and deferred financing costs are being amortized over the associated seven-year note term. As of June 30, 2010 and December 31, 2009, the 2009 Senior Notes carrying value of $267,654,000 and $267,034,000 is reported net of unamortized issuance discount of $7,346,000 and $7,966,000, respectively.

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

The 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The 2009 Credit Facility agreement, 2009 Senior Notes Indenture and Senior Subordinated Notes Indenture contain cross-default provisions. The Company was in compliance with all applicable covenants under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes as of June 30, 2010.

Other Notes Payable—Long-term debt includes a non-interest bearing debt obligation associated with the Company’s December 2008 acquisition of Kentucky Speedway, payable in 60 monthly installments of $125,000 beginning in January 2009. As of June 30, 2010 and December 31, 2009, the obligation’s carrying value of $4,725,000 and $5,323,000, reflects a $525,000 and $677,000 discount, respectively, based on a 6% effective interest rate.

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

The Company had one interest rate swap agreement which expired upon maturity in March 2010. Prior to expiration, the Company paid a 3.87% fixed interest rate and received a variable interest rate based on LIBOR on decreasing principal notional amounts. The agreement provided for quarterly settlements and expired corresponding with the underlying hedged debt term. The cash flow swap agreement did not meet the conditions for hedge accounting under applicable authoritative guidance. At December 31, 2009, the Company had reflected a derivative liability for this swap of $42,000. Interest expense for the three months ended June 30, 2009 decreased $93,000, and for the six months ended June 30, 2010 and 2009 decreased $42,000 and $223,000, respectively, due to market value changes of the interest rate swap agreement. Interest expense reflects net settlement payments of $0 and $126,000 in the three months ended June 30, 2010 and 2009, and $42,000 and $258,000 in the six months ended June 30, 2010 and 2009, respectively.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2010	2009	2010	2009
Gross interest costs	$13,284	$10,376	$26,992	$18,463
Less: capitalized interest costs	(152)	(228)	(205)	(278)

Interest expense	13,132	10,148	26,787	18,185
Interest income	(105)	(297)	(213)	(563)

Interest expense, net	$13,027	$9,851	$26,574	$17,622

Weighted-average interest rate on borrowings under bank Credit Facility	3.8%	1.9%	3.8%	2.0%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended June 30:		Six Months Ended June 30:
	2010	2009	2010	2009
Net income (loss) applicable to common stockholders and assumed conversions	$23,020	$(23,413)	$31,998	$(3,064)

Weighted average common shares outstanding	42,026	42,738	42,106	42,862
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	—	—	1	—

Weighted average common shares outstanding and assumed conversions	42,026	42,738	42,107	42,862

Basic earnings (loss) per share	$0.55	$(0.55)	$0.76	$(0.07)

Diluted earnings (loss) per share	$0.55	$(0.55)	$0.76	$(0.07)

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	1,621	1,764	1,620	1,766

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the three and six months ended June 30, 2010, the Company repurchased 189,000 and 360,000 shares of common stock for $2,884,000 and $5,745,000, respectively. As of June 30, 2010, the Company could repurchase up to an additional 995,000 shares under the current authorization.

Declaration of Cash Dividends—To date in 2010, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock (in thousands except per share amounts):

Declaration date	February 16, 2010	April 20, 2010	July 27, 2010
Record date	March 1, 2010	May 21, 2010	August 23, 2010
Paid or payable to shareholders	March 15, 2010	June 11, 2010	September 17, 2010
Aggregate quarterly cash dividend	$4,221	$4,203	Approximately $4,200
Dividend per common share	$0.10	$0.10	$0.10

These 2010 quarterly cash dividends were or will be paid using available cash and cash equivalents on hand.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliate at June 30, 2010 and December 31, 2009 include $4,585,000 and $4,754,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not require repayment before June 30, 2011, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2009 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $85,000 and $81,000 in the three months ended June 30, 2010 and 2009, and $169,000 and $166,000 in the six months ended June 30, 2010 and 2009. Any increases pertain to agreements in place before July 30, 2002.

Amounts payable to affiliate at June 30, 2010 and December 31, 2009 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because repayment is not required before June 30, 2011.

US Legend Cars, SMI Properties and Oil-Chem each lease office and warehouse facilities from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. For the three months ended June 30, 2010, rent expense amounted to $62,000 for US Legend Cars, $61,000 for SMI Properties, and $24,000 for Oil-Chem. For the three months ended June 30, 2009, rent expense amounted to $61,000 for US Legend Cars, $60,000 for SMI Properties, and $24,000 for Oil-Chem. For the six months ended June 30, 2010, rent expense amounted to $123,000 for US Legend Cars, $121,000 for SMI Properties, and $48,000 for Oil-Chem. For the six months ended June 30, 2009, rent expense amounted to $122,000 for US Legend Cars, $120,000 for SMI Properties, and $48,000 for Oil-Chem. At June 30, 2010 and December 31, 2009, amounts owed to Chartown were not significant.

Various SMI subsidiaries purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of approximately $97,000 and $23,000 in the three and six months ended June 30, 2010 and 2009. There were no vehicles sold to SAI in the three and six months ended June 30, 2010 or 2009. Also, SMI Properties sold merchandise to SAI totaling $354,000 during the three and six months ending June 30, 2010. There were no such sales during the three and six months ending June 30, 2009. Amounts due from SAI for these sales totaled $119,000 at June 30, 2010, and no amounts were due at December 31, 2009.

Oil-Chem sold zMAX micro-lubricant® product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $401,000 and $249,000 for the three months ended June 30, 2010 and 2009, and $765,000 and $767,000 for the six months ended June 30, 2010 and 2009. At June 30, 2010 and December 31, 2009, approximately $172,000 and $123,000 was due from SAI and is reflected in current assets.

At December 31, 2009, current liabilities included $153,000 owed to SAI in connection with project management services provided by SAI employees in connection with supervising and managing construction and renovation projects at various SMI speedways prior to 2006. There were no such liabilities at June 30, 2010.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. In the three months ended June 30, 2010 and 2009, merchandise purchases approximated $249,000 and $1,721,000, and merchandise sales and event related commissions approximated $1,016,000 and $1,451,000, respectively. In the six months ended June 30, 2010 and 2009, merchandise purchases approximated $950,000 and $3,497,000, and merchandise sales and event related commissions approximated $2,823,000 and $3,291,000. At June 30, 2010 and December 31, 2009, net amounts owed to MA approximated $802,000 and $1,047,000, and are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of June 30, 2010 and December 31, 2009, and transactions for the three and six months ended June 30, 2010 and 2009, are summarized below (in thousands):

			June 30, 2010	December 31, 2009
Notes and other receivables			$4,876	$4,877
Amounts payable to affiliates			3,396	3,794

	Three Months Ended June 30:		Six Months Ended June 30:
	2010	2009	2010	2009
Merchandise and vehicle purchases	$346	$1,744	$1,047	$3,520
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	1,866	1,795	4,132	4,253
Rent expense	147	145	292	290
Interest income	36	40	72	80
Interest expense	26	26	51	51

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu, BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation). SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 7, 2008, SAG, SA, Swift Aviation, and Swift Transportation filed an answer to the Amended Complaint denying all material allegations. The Swift defendants subsequently filed an amended answer on August 27, 2008 and asserted cross-claims against Bronwen, Bronwen UK, BNP France and Dr. Ndiomu for breach of fiduciary duty, misrepresentation, breach of duty of good faith and fair dealing, fraud and conversion. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. The Record on Appeal was delivered to the North Carolina Court of Appeals on April 27, 2009. BNP France filed its brief on appeal on June 18, 2009. SMIL filed its brief on appeal on July 29, 2009. Oral arguments were conducted on October 28, 2009. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse, which motion was denied by the trial court on July 14, 2009. On August 4, 2009, Swift Transportation and Swift Aviation filed motions for judgment on the pleadings. On August 11, 2009, BNP Suisse served notice it was appealing the trial court’s ruling. The Record on Appeal was delivered to the North Carolina Court of Appeals on November 23, 2009. BNP Suisse filed its brief on appeal on December 23, 2009. SMIL filed its brief on appeal on January 25, 2010. Oral argument was set for April 14, 2010, but on April 8, 2010, the North Carolina Court of Appeals ruled that it would decide the appeal without oral argument. The trial court denied those motions on December 2, 2009. Mediation in this matter was held on April 27, 2010, and did not result in a resolution of the matter. On April 29, 2010, the Court stayed most discovery and deadlines pending rulings on the BNP France and BNP Suisse appeals. On April 30, 2010, Swift Transportation and Swift Aviation filed motions to amend their respective answers. Swift Transportation sought to amend its answer to assert that venue was improper on SMIL’s equitable subrogation claim, and to add a defense of offset. Swift Aviation seeks to add the same defenses, and additionally seeks to assert counterclaims against SMIL, Oasis Trading Group, LLC and Laymon Harrison. As to SMIL, Swift Aviation sought to assert a counterclaim that SMIL aided and abetted Laymon Harrison to breach an alleged fiduciary duty to Swift Aviation and that SMIL engaged in unfair and deceptive trade practices. On June 21, 2010, the Court denied the motions except to allow the defense of offset to be added.

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

On September 17, 2009, Charlotte Motor Speedway, LLC (CMS) and SMI filed a lawsuit against the City of Concord (North Carolina) and Cabarrus County (North Carolina), in the State of North Carolina General Court of Justice for Cabarrus County, Superior Court Division. In the complaint, CMS and SMI sought specific performance of the City’s and the County’s agreement to provide $80 million in economic incentives, asserted breach of contract with respect to the City’s and County’s agreement to provide the agreed to economic incentives and failure to reimburse CMS and SMI for monies expended in reliance upon the agreement, and alternatively sought damages for the City’s and County’s misrepresentations regarding the economic incentives. On September 21, 2009, CMS and SMI amended their complaint to allege that the City and the County had waived governmental/sovereign immunity or had acted in a non-governmental or proprietary capacity in their actions. On November 20, 2009, the City answered the amended complaint, denying liability to CMS and SMI and asserting defenses. The City simultaneously moved to dismiss on various grounds. On November 23, 2009, the County filed motions to dismiss the amended complaint. On December 20, 2009, the City amended its motion to dismiss and answer to revise, expand and add to its defenses and asserted grounds for dismissal. On May 28, 2010, CMS and SMI voluntarily dismissed without prejudice the lawsuit against the City and the County while discussions of how to resolve their claims continued. CMS and SMI have the right to re-file the lawsuit within one year following the voluntary dismissal.

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

In the six months ended June 30, 2010, the Compensation Committee of the Company’s Board of Directors approved a grant of 35,000 shares of restricted stock under the Company’s performance-based Incentive Compensation Plan to the Company’s Vice Chairman and Chief Financial Officer, and 35,000 restricted stock units to the Company’s President and Chief Operating Officer, both subject to reaching certain defined full year 2010 earnings targets. As provided in the 2004 Plan, awards of restricted stock or restricted stock units generally remain subject to forfeiture and restrictions on transferability until vested. In the six months ended June 30, 2009, the Compensation Committee approved a grant of 20,000 shares of restricted stock under the Company’s performance-based Incentive Compensative Plan to the Company’s Vice Chairman and Chief Financial Officer, and 20,000 restricted stock units to the Company’s President and Chief Operating Officer, both subject to reaching certain defined full year 2009 earnings targets. The Compensation Committee also approved a grant of 40,000 stock options that vest after three years to a non-executive management employee at an exercise price per share of $14.58, which equaled market value at date of grant. The performance period for these restricted stock and restricted stock unit grants ended during the six months ended June 30, 2010 resulting in the forfeiture of 7,680 shares by each recipient.

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

2008 Formula Restricted Stock Plan—The 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) is intended to promote the interests of the Company and its stockholders by providing non-employee directors with Company ownership interests to more closely align their interests with the Company’s stockholders and to enhance the Company’s ability to attract and retain highly qualified non-employee directors. The 2008 Formula Plan is intended to constitute a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. Approval of the 2008 Formula Plan, and termination of the Formula Stock Option Plan described below, did not adversely affect the rights of any outstanding stock options previously granted under the Formula Stock Option Plan. The 2008 Formula Plan is administered by the Board of Directors, excluding non-employee directors, and expires by its terms in February 2018. The Board of Directors, excluding non-employee directors, may amend, suspend or terminate the 2008 Formula Plan in whole or in part, provided that no such amendment, suspension or termination adversely affects previously granted awards without the consent of the award recipient. Any such amendment, suspension or termination may be subject to stockholder approval.

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

Terminated Formula Stock Option Plan for Directors—The Formula Stock Option Plan, which was for the benefit of the Company’s outside directors, was suspended in December 2007 and a new plan, as further described above, was approved by stockholders at the 2008 Annual Meeting. The Formula Stock Option Plan was terminated upon approval of the new plan. Prior to plan suspension and termination, before February 1 each year, individual outside directors were awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the average fair market value per share for the ten-day period prior to award. Termination of the Formula Stock Option Plan did not adversely affect rights under any outstanding stock options previously granted. All options granted under this plan generally vested in six months and expire ten years from grant date.

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

Share-based compensation cost for the three months ended June 30, 2010 and 2009 totaled $538,000 and $430,000, before income taxes of $218,000 and $161,000, and for the six months ended June 30, 2010 and 2009 totaled $976,000 and $781,000, before income taxes of $396,000 and $305,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at June 30, 2010 or December 31, 2009. As of June 30, 2010, there was approximately $662,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 0.9 year, and none related to the 1994 Plan or the Formula Stock Option Plan. As of June 30, 2010, there was approximately $1,536,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.8 year.

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

The following segment information on continuing operations is for the three and six months ended June 30, 2010 and 2009, and as of June 30, 2010 and December 31, 2009 (in thousands):

	Three Months Ended June 30:
	2010			2009
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$172,272	$5,370	$177,642	$185,475	$6,397	$191,872
Depreciation and amortization	13,617	72	13,689	13,162	115	13,277
Equity investee losses (Note 2)	—	—	—	(57,185)	—	(57,185)
Operating income	52,705	308	53,013	63,060	643	63,703
Capital expenditures	7,535	5	7,540	17,016	48	17,064

	Six Months Ended June 30:
	2010			2009
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$285,869	$10,228	$296,097	$312,660	$12,780	$325,440
Depreciation and amortization	27,190	146	27,336	26,261	229	26,490
Equity investee losses (Note 2)	—	—	—	(58,797)	—	(58,797)
Operating income	83,551	374	83,925	108,477	590	109,067
Capital expenditures	10,636	40	10,676	27,472	66	$27,538

	June 30, 2010			December 31, 2009
Other intangibles	$394,978	—	394,978	394,983	—	$394,983
Goodwill intangibles	181,013	—	181,013	181,013	—	181,013
Total assets	1,950,875	26,291	1,977,166	1,941,441	27,580	1,969,021

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (both from continuing operations) for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2010	2009	2010	2009
Total segment operating income from continuing operations	$53,013	$63,703	$83,925	$109,067
Adjusted for:
Interest expense, net	(13,027)	(9,851)	(26,575)	(17,622)
Equity investee losses (Note 2)	—	(57,185)	—	(58,797)
Other income (expense), net	507	(264)	387	(86)

Consolidated income (loss) from continuing operations before income taxes	$40,493	$(3,597)	$57,737	$32,562

11. DISCONTINUANCE OF OIL AND GAS OPERATIONS

In the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries, particularly Russia. These oil and gas operations have involved business, credit and other risks different from the Company’s motorsports operations, and the ability to invest and compete successfully and profitably has been subject to many factors outside management’s control. Many of the operating risks and challenges have involved difficult or restrictive governmental situations when attempting to conduct business, access or transfer assets or funds, or facilitate production and similar activities in Russia and other foreign countries. The net assets and operating results for these oil and gas activities, including all prior periods presented, have been reclassified as discontinued operations in the Company’s consolidated financial statements using applicable authoritative guidance for discontinued operations and assets held for sale. Management believes these operations and assets meet the “held for sale” criteria under such guidance. Also, management believes these oil and gas activities continue to meet the criteria for “discontinued operations” because the Company plans to have no significant continuing involvement or retention of ownership interests after disposal.

No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation for any period presented. The Company has incurred legal fees and other transaction costs associated with the sale of 100% interest in one of its oilfields, as discussed further below, and these costs are reflected in discontinued operations. Any remaining estimated costs to sell or dispose, if any, have not yet been determined and, as such, none are reflected in discontinued operations. There were no significant revenues generated from oil and gas activities in the three and six months ended June 30, 2010 or 2009. During the three and six months ended June 30, 2010 and 2009, the Company incurred costs primarily for maintenance, legal and management fees associated with efforts to maximize and preserve remaining realizable value, if any, of its foreign investment interests and other oil and gas activities, all of which are reflected in loss from discontinued operation. Loss from discontinued operation is reported net of income tax benefits of $215,000 and $853,000 for the three and six months ended June 30, 2009, respectively. There were no associated income tax benefits for the three and six months ended June 30, 2010. As to discontinued operations at December 31, 2009, current assets represent primarily prepaid expenses and current liabilities represent primarily accrued maintenance and management fees, all associated with oil and gas activities. There were no assets or liabilities reflected at June 30, 2010. At June 30, 2010 and December 31, 2009, the Company had no outstanding standby letters of credit associated with oil and gas activities.

SMIL presently owns an interest in one foreign entity owning certain oil and gas mineral rights in Russia, and significant uncertainties exist about the economic viability and ultimate recovery of this remaining investment. During the second quarter 2010, SMIL sold its interest in another foreign entity to a third party owned by a former contracted service provider. Sales consideration is based on the Company’s right to receive a specified portion of future profits (as defined), and the Company will receive a specified percentage of any gross sales price or prior year profits (as defined) should the interest be resold to another third party. SMIL’s management contracts with service providers for the oilfields were terminated, and the Company was fully released from all known or unknown liabilities, with $1.3 million paid to these providers as consideration for release pursuant to the contracts. No gain or loss from this sale has been reflected because the Company has no remaining investment or liabilities. Also, because of uncertainty regarding recoverability, future gains, if any, could be recognized if proceeds are received by the Company. At this time, the Company anticipates possible sale or transfer of the remaining foreign interest in 2010 under similar arrangements.

The Company recorded receivables of approximately $705,000 and $944,000 for the three months ended June 30, 2010 and 2009, and $1,531,000 and $1,982,000 for the six months ended June 30, 2010 and 2009, under its profit and loss sharing arrangement with Oasis Trading Group LLC, a US entity providing oil and gas management and operational services to the Company, for that entity’s reimbursable share of these costs. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability of future oil and gas activities. As such, uncertainty exists regarding recoverability and the Company has recorded allowances to fully reserve these possibly uncollectible amounts as of June 30, 2010 and December 31, 2009, which are reflected as a component of loss from discontinued operation. See Note 8 for information on legal proceedings associated with oil and gas activities.

In discontinuing these operations, and prior to sale of the Company’s remaining interests, the Company may spend, depending on perceived possibilities, or be required to spend certain additional amounts or take legal action to protect or preserve its interests in order to maintain or maximize the potential recovery value, and to protect other aspects of the Company’s oil and gas investments. Such additional expenditures, although presently undeterminable, could become material depending on the facts, circumstances and ultimate outcome of any attempted recovery or resolution. Those costs, if significant, could have a material adverse effect on the Company’s future financial position, results of operations or cash flows. All future expenditures will likely be expensed and included in the results of discontinued operations.

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

The Company’s business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. Racing schedules may change from time to time, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three and six months ended June 30, 2010 are not indicative of results that may be expected for the entire year because of such seasonality.

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

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General factors and current operating trends, including ongoing uncertainty due to the weak economic conditions and tightened credit and financial markets

•	Our long-term, multi-year contracted revenues are significant

•	Reaffirmed 2010 earnings guidance

Items discussed elsewhere in indicated sections of this report:

•	Efforts to realign a NASCAR Sprint Cup race date to Kentucky Speedway (discussed in Note 4 to the Consolidated Financial Statements and Item 1A “Risk Factors”)

•	Motorsports Authentics merchandising joint venture (discussed in Note 2 to the Consolidated Financial Statements)

•	Eight-year NASCAR broadcasting rights agreement (discussed below in “Future Liquidity”)

•	Possible capital expenditures (discussed below in “Liquidity and Capital Resources - Capital Expenditures”)

•	Discontinued oil and gas operations (discussed in Note 11 to the Consolidated Financial Statements)

•	Quarterly cash dividends on common stock (discussed below in “Liquidity and Capital Resources – Dividends”)

General Factors and Current Operating Trends—The Company’s year-to-date results for the 2010 race season reflect decreases in admissions, sponsorships, luxury suite rentals, NASCAR ancillary rights, radio broadcasting, souvenir merchandising, and other event related revenue categories. Management believes these revenues were negatively impacted by declines in consumer and corporate spending from the recession, difficult credit and housing markets, and other economic factors as further described below. For upcoming 2010 events, ticket sales at most of the Company’s major events are below ticket sales at this same time last year. In 2010, similar to 2009, management has reduced many ticket prices, offered extended payment terms to many ticket buyers (although generally not beyond when events are held), and implemented various promotional campaigns to help foster fan support and mitigate any near-term demand weakness. Admission revenues have declined recently from both fewer fans attending our race events and from lower average ticket prices. Lower ticket prices in 2010 constituted approximately 44% of the total decline in year-to-date admission revenues for NASCAR-sanctioned Sprint Cup and Nationwide series racing events as compared to 2009. Also, the Company has increased advertising and other promotional activities to help offset the ongoing impact of these adverse economic and market conditions. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold well in advance. A sizable portion of the Company’s year-over-year revenue decline reflects first and second quarter 2009 revenues sold in 2008 before recessionary conditions peaked. Similarly, it will likely take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

Many of the Company’s 2010 NASCAR Sprint Cup and Nationwide Series event sponsorships, and for years beyond 2010, are already sold. The 2010 to-date broadcast television and cable ratings for the NASCAR Sprint Cup and Nationwide Series have shown decreases from the prior year; however, several racing events have been delayed or rescheduled due to poor weather, which we believe adversely affects television ratings. Almost four million fans attended the Company’s events in 2009, demonstrating that demand and appeal for motorsports entertainment in our markets has remained strong even in challenging circumstances. Also, the Sprint Cup Series continues as the second highest rated regular season televised sport (only the National Football League is higher), and the NASCAR Nationwide Series was the second, and the NASCAR Camping World Truck Series was the third, highest rated motorsports series on television. As described below, much of our future revenues are already contracted under these and other long-term contracts, including television broadcasting rights revenue. In 2010 and future seasons, NASCAR has made, and will likely continue making, refinements to racing rules, technical changes and other adjustments as a sanctioning body to enhance on-track racing competition and excitement and generate additional fan interest. Such refinements include the recently reintroduced “double-file restarts”, changing from rear wings to spoilers on certain “Car of Tomorrow” models, and introducing a new redesigned race car for the Nationwide racing series. Also, the introduction of female drivers, such as Danica Patrick into the Nationwide race series, has generated substantial media interest and focus, and represents one of the many sizeable and largely untapped demographics in NASCAR racing. We believe these, as well as other ongoing industry developments, are favorable, long-term industry changes that provide us with many new marketing and future growth opportunities.

Many economic and geopolitical factors have and may continue to dampen consumer and corporate spending, including adversely impacting recreational and entertainment spending, resulting in a negative impact on our motorsports and non-motorsports activities. As reflected in our “Reaffirmed 2010 Earnings Guidance” below, we believe reduced consumer and corporate spending will continue to negatively impact admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, driving school, and luxury suite and other track rentals, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. Historically low levels of consumer confidence, difficult residential real estate and mortgage markets, sizable stock market declines or volatility, tight consumer and business credit markets, among other recessionary conditions and geopolitical and economic factors, have dampened and may continue to dampen consumer spending. The strength of the US economy, including the financial and credit markets, currently remains uncertain due to these factors. Government responses and actions may or may not successfully restore stability to the credit and consumer markets and improve economic conditions in the foreseeable future. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these severe conditions might improve cannot be determined at this time. Each of these negative factors, and particularly when combined, have and may further adversely impact various industries of our present and potential consumer and corporate customers, resulting in further spending declines that could adversely impact our revenues and profitability.

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

All of the aforementioned factors, among others, can have a material adverse impact on our future operating results, cash flows and growth. However, management believes our strong operating cash flow will continue, and that long-term ticket demand, including corporate marketing and promotional spending will increase, as the economy improves. See Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K for additional information on the ongoing disruptions in the financial markets and recessionary and industry conditions.

Our Long-term, Multi-year Contracted Revenues Are Significant—Much of our total revenue is generated under long-term contracts, which management believes helps solidify our financial strength and stabilize our earnings and cash flows. The term of the eight-year NASCAR television broadcast agreement is through 2014, and many of our sponsorships and other corporate marketing contracts are for multiple years, which helps provide revenue and other financial stability. We believe the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. We also have contracted revenues under several long-term operating leases for various office, warehouse and industrial park space to various entities largely involved in motorsports. We believe the substantial amount of total revenue generated under our long-term contracts, such as those described above, helps stabilize the Company’s financial resilience and profitability during difficult recessionary economic conditions. The Company’s naming rights agreement that renamed Charlotte Motor Speedway as Lowe’s Motor Speedway expired after 2009, and was not renewed. The expired agreement provided significant contracted revenues. Costs incurred for renaming the speedway facility, and replacing promotional signage, materials and merchandise, did not have a material adverse effect on the Company’s financial condition, operating results or cash flows. The Company’s naming rights agreement that renamed Sears Point Raceway as Infineon Raceway expires after 2011. The agreement provides significant contracted revenues, and there can be no assurance the Company will execute any replacement agreements on acceptable terms.

Reaffirmed 2010 Earnings Guidance—In connection with the Company’s second quarter 2010 earnings release, management reaffirmed its previous full year 2010 guidance of $1.00-$1.40 per diluted share from continuing operations, assuming current industry trends continue, and excluding Motorsports Authentics joint venture related results, capital expenditures exceeding current plans, further impact of uncertain and unprecedented credit and economic conditions, poor weather surrounding events and other unforeseen factors. The wide range of earnings guidance reflects ongoing weak economic conditions and uncertainty regarding economic recovery.

RESULTS OF OPERATIONS

As reflected below, management believes admissions, many event related revenue categories, and other operating revenues continue to be negatively impacted by declines in consumer and corporate spending due to the weak economic conditions and difficult consumer credit and housing markets. Also, poor weather can negatively affect current events, particularly attendance, as well as successive events in future periods because of past fan and other customer event experience. Management believes the poor weather that postponed and shortened the NASCAR Sprint Cup Series racing event at Charlotte Motor Speedway in last year’s second quarter negatively impacted attendance and other event related revenues for comparable events in the current quarter. In 2010, similar to 2009, management has reduced many ticket prices to help foster fan support and mitigate any near-term demand weakness. Admission revenues have declined recently from both fewer fans attending our race events and from lower average ticket prices. While lower ticket prices can affect operating margins as compared to historical levels, management believes these are prudent measures in the current operating environment.

SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold well in advance. A sizable portion of the Company’s year-over-year revenue decline reflects first and second quarter 2009 revenues sold in 2008 before recessionary conditions peaked. Similarly, management believes it will likely take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve.

The more significant racing schedule changes for the three and six months ended June 30, 2010 as compared to 2009 include:

•	One NASCAR Sprint Cup and one Nationwide Series racing event at TMS was postponed and rescheduled in the second quarter 2010 due to poor weather

•	CMS hosted a new major NHRA racing event in the first quarter 2010 that was not held in the same period last year

•

One NASCAR Sprint Cup Series race at Charlotte Motor Speedway was postponed and shortened, and pole position qualifying for a NASCAR Sprint Cup race at New Hampshire Motor Speedway was cancelled, due to poor weather in the second quarter 2009

Non-GAAP Financial Information Reconciliation—Income or loss from continuing operations, and diluted earnings or loss per share from continuing operations, before equity investee losses set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income or loss and diluted earnings or loss per share and to income or loss from continuing operations and diluted earnings or loss per share from continuing operations. The following schedule reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. This schedule also separately presents net income and diluted earnings per share for the Company’s consolidated operations, discontinued operations, equity investee losses of MA, and the Company’s income from continuing operations excluding MA equity investee losses, all net of taxes.

This non-GAAP financial information is presented nowhere else in this Quarterly Report. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately presents equity investee losses that are not reflective of ongoing operating results, and helps in understanding, using and comparing the Company’s results of operations separate from equity investees for the periods presented. Management uses the non-GAAP information to assess the Company’s operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate information better reflects ongoing operating results. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or loss, diluted earnings or loss per share, or income or loss and diluted earnings or loss per share from continuing operations, determined in accordance with GAAP. See Note 11 to the Consolidated Financial Statements for additional information on discontinued operations, and Note 2 “Joint Venture Equity Investment” to the Consolidated Financial Statements for additional information on the Company’s equity investment, including a sizable second quarter 2009 impairment charge.

	Three Months Ended June 30:		Six Months Ended June 30:
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Consolidated net income (loss) using GAAP	$23,020	$(23,413)	$31,998	$(3,064)

Loss from discontinued operation	1,034	1,293	2,311	2,340

Consolidated income (loss) from continuing operations	24,054	(22,120)	34,309	(724)

Equity investee losses	—	57,185	—	58,797

Non-GAAP consolidated income from continuing operations excluding equity investee losses	$24,054	$35,065	$34,309	$58,073

Consolidated diluted earnings (loss) per share using GAAP	$0.55	$(0.55)	$0.76	$(0.07)

Loss from discontinued operation	0.02	0.03	0.05	0.05

Consolidated diluted earnings (loss) per share from continuing operations	0.57	(0.52)	0.81	(0.02)

Equity investee losses	—	1.34	—	1.37

Non-GAAP diluted earnings per share from continuing operations excluding equity investee losses	$0.57	$0.82	$0.81	$1.35

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009

Total Revenues for the three months ended June 30, 2010 decreased by $14.2 million, or 7.4%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended June 30, 2010 decreased by $6.0 million, or 12.7%, from such revenue for the same period last year. This decrease is due primarily to both lower overall admissions and lower average ticket prices at NASCAR-sanctioned racing events held in the current period. Lower ticket prices in the current period constitute approximately 25% of this total decline in admissions revenues for NASCAR-sanctioned racing events as compared to the same period last year.

Event Related Revenue for the three months ended June 30, 2010 decreased by $8.9 million, or 13.9%, from such revenue for the same period last year. This decrease is due primarily to declines in sponsorships, other corporate marketing arrangements, souvenir merchandising and other revenues associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year. The decrease in sponsorship revenues reflects the expiration of CMS’s naming rights agreement after 2009.

NASCAR Broadcasting Revenue for the three months ended June 30, 2010 increased by $2.0 million, or 2.8%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held during the current period.

Other Operating Revenue for the three months ended June 30, 2010 decreased by $1.4 million, or 14.3%, from such revenue for the same period last year. This decrease is due primarily to lower non-event souvenir merchandising revenues in the current period. The overall decrease was partially offset by an increase in Legends Car revenues in the current period.

Direct Expense of Events for the three months ended June 30, 2010 decreased by $2.7 million, or 7.4%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with NASCAR-sanctioned racing events, including cost reduction efforts, lower attendance, souvenir merchandise and event related revenues in the current period. The overall decrease was partially offset by an increase in event advertising costs in the current period.

NASCAR Purse and Sanction Fees for the three months ended June 30, 2010 decreased by $1.2 million, or 2.5%, from such expense for the same period last year. This decrease reflects lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the three months ended June 30, 2010 decreased by $892,000, or 12.0%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising revenues in the current period. The overall decrease was partially offset by an increase in operating costs associated with higher Legends Car revenues in the current period.

General and Administrative Expense for the three months ended June 30, 2010 increased by $810,000, or 3.5%, over such expense for the same period last year. This increase is due primarily to higher property taxes and repair and maintenance costs in the current period as compared to the same period last year.

Depreciation and Amortization Expense for the three months ended June 30, 2010 increased by $412,000, or 3.1%, over such expense for the same period last year. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities.

Interest Expense, Net for the three months ended June 30, 2010 was $13.0 million compared to $9.9 million for the same period last year. This change reflects the interest expense associated with the 2009 Senior Notes issued in May 2009, higher average interest rates on Credit Facility borrowings and, to a lesser extent, lower investment earnings and capitalized interest in the current period as compared to the same period last year. Those changes were partially offset by lower average Credit Facility borrowings outstanding in the current period. See Note 5 to the Consolidated Financial

Statements for additional information.

Equity Investee Losses for the three months ended June 30, 2009 were $57.2 million, representing the Company’s 50% share of joint venture equity investee operating results, including an impairment charge of approximately $55.6 million (with no income tax benefits) to reduce MA’s business net assets to estimated fair value as of June 30, 2009. As further discussed in Note 2 to the Consolidated Financial Statements, the carrying value of the Company’s equity investment in MA is $0 at June 30, 2010 and December 31, 2009. Under equity method accounting, the Company is no longer recording its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, the Company’s second quarter 2010 results were not impacted by MA’s operations under the equity method. MA second quarter results for 2010 and 2009 were negatively impacted by decreased attendance at motorsports racing events, recessionary conditions and reduced discretionary spending, declining sales to mass retail department stores and specialty retailers, and increased competition for products sold under non-exclusive MA licenses.

Other Income, Net for the three months ended June 30, 2010 was $507,000 compared to other expense, net of $264,000 for the same period last year. This change reflects income associated with certain SMI property recognized in the current period, and a loss recognized on disposal of certain LVMS property and equipment in the same period last year. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the three months ended June 30, 2010 was 40.6%. As further discussed in Note 2 to the Consolidated Financial Statements, the second quarter 2009 tax rate was negatively impacted by increases in valuation allowances against deferred tax assets associated with MA equity investee losses and decreases in income exempt from income taxes, and was positively impacted by decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities and expected reductions in state income tax rates. Without these valuation allowances, the Company’s effective tax rate for the three months ended June 30, 2009 would have been 37.4%.

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

Net Income for the three months ended June 30, 2010 was $23.0 million compared to a net loss of $23.4 million for the same period last year. This change is due to the factors discussed above.

Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009

Total Revenues for the six months ended June 30, 2010 decreased by $29.3 million, or 9.0%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the six months ended June 30, 2010 decreased by $15.6 million, or 16.7%, from such revenue for the same period last year. This decrease is due primarily to both lower overall admissions and lower average ticket prices at NASCAR-sanctioned racing events held in the current period. Lower ticket prices in the current period constitute approximately 44% of this total decline in admissions revenues for NASCAR-sanctioned racing events as compared to the same period last year. The overall decrease was partially offset by CMS hosting a new NHRA Nationals racing event in the first quarter 2010.

Event Related Revenue for the six months ended June 30, 2010 decreased by $13.9 million, or 13.5%, from such revenue for the same period last year. This decrease is due primarily to declines in sponsorships, NASCAR ancillary rights and radio broadcasting, luxury suite rentals, souvenir merchandising and other revenues associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year. The decrease in sponsorship revenues reflects the expiration of CMS’s naming rights agreement after 2009. The overall decrease was partially offset by event related revenues associated with the new NHRA Nationals racing event held at CMS in the first quarter 2010.

NASCAR Broadcasting Revenue for the six months ended June 30, 2010 increased by $3.1 million, or 2.8%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held during the current period.

Other Operating Revenue for the six months ended June 30, 2010 decreased by $2.9 million, or 14.9%, from such revenue for the same period last year. This decrease is due primarily to lower non-event souvenir merchandising in the current period.

Direct Expense of Events for the six months ended June 30, 2010 decreased by $3.2 million, or 5.6%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with NASCAR-sanctioned racing events, including cost reduction efforts, and lower admissions and event related revenues in the current period. Excluding operating costs associated with the new NHRA Nationals racing event held at CMS in the first quarter 2010, direct expense of events would have decreased approximately 9% as compared to the same period last year. The overall decrease was also partially offset by an increase in event advertising costs in the current period.

NASCAR Purse and Sanction Fees for the six months ended June 30, 2010 decreased by $1.7 million, or 2.3%, from such expense for the same period last year. This decrease reflects lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the six months ended June 30, 2010 decreased by $2.3 million, or 15.1%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising revenues in the current period. The overall decrease was partially offset by an increase in operating costs associated with Legends Cars, particularly advertising.

General and Administrative Expense for the six months ended June 30, 2010 increased by $2.1 million, or 4.8%, over such expense for the same period last year. This increase is due primarily to higher property taxes, professional fees and repair and maintenance costs in the current period as compared to the same period last year.

Depreciation and Amortization Expense for the six months ended June 30, 2010 increased by $846,000, or 3.2%, over such expense for the same period last year. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities.

Interest Expense, Net for the six months ended June 30, 2010 was $26.6 million compared to $17.6 million for the same period last year. This change reflects the interest expense associated with the 2009 Senior Notes issued in May 2009, higher average interest rates on Credit Facility borrowings, and lower investment earnings in the current period as compared to the same period last year. Those changes were partially offset by lower average Credit Facility borrowings outstanding in the current period. See Note 5 to the Consolidated Financial Statements for additional information.

Equity Investee Losses for the six months ended June 30, 2009 were $58.8 million, representing the Company’s 50% share of joint venture equity investee operating results, including an impairment charge of approximately $55.6 million (with no income tax benefits) to reduce MA’s business net assets to estimated fair value as of June 30, 2009. As further discussed in Note 2 to the Consolidated Financial Statements, the carrying value of the Company’s equity investment in MA is $0 at June 30, 2010 and December 31, 2009. Under equity method accounting, the Company is no longer recording its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, the Company’s current period results were not impacted by MA’s operations under the equity method. MA six month results for 2010 and 2009 were negatively impacted by decreased attendance at motorsports racing events, recessionary conditions and reduced discretionary spending, declining sales to mass retail department stores and specialty retailers, and increased competition for products sold under non-exclusive MA licenses.

Other Income, Net for the six months ended June 30, 2010 was $387,000 compared to other expense, net of $86,000 for the same period last year. This change reflects income associated with certain SMI property recognized in the current period, and a loss recognized on disposal of certain LVMS property and equipment in the same period last year. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the six months ended June 30, 2010 was 40.6%. As further discussed in Note 2 to the Consolidated Financial Statements, the 2009 interim tax rate was negatively impacted by increases in valuation allowances against deferred tax assets associated with MA equity investee losses and decreases in income exempt from income taxes, and was positively impacted by decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities and expected reductions in state income tax rates. Without these valuation allowances, the Company’s effective tax rate for the six months ended June 30, 2009 would have been 39.1%.

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

Net Income for the six months ended June 30, 2010 was $32.0 million compared to a net loss of $3.1 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the six months ended June 30, 2010 resulted primarily from:

(1)	net cash provided by operations amounting to $73.0 million;

(2)	repayment of long-term debt amounting to $30.8 million;

(3)	payment of quarterly cash dividends amounting to $8.4 million;

(4)	repurchases of common stock amounting to $5.8 million; and

(5)	cash outlays for capital expenditures amounting to $10.7 million.

The Company had the following contractual obligations as of June 30, 2010 (in thousands):

	Payments Due By Period
Contractual Cash Obligations:(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Current liabilities, excluding deferred race event income, accrued income taxes and deferred income taxes	$46,366	$46,366	—	—	—
Long-term debt, bank credit facility, senior notes and senior subordinated notes	642,379	1,251	$42,737	$330,737	$267,654
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	3,030	—	—	3,030	—
Interest on fixed rate debt obligations	206,411	46,338	89,891	48,125	22,057
Interest on floating rate Credit Facility debt(2)	5,101	1,516	3,032	553	—
NASCAR purse and sanction fees(3)	47,028	47,028	—	—	—
Operating leases	1,403	694	689	20	—

Total Contractual Cash Obligations	$954,312	$143,193	$136,349	$382,465	$292,305

	Commitment Expiration By Period
Other Commercial Commitments:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit	$914	$914	—	—	—
Contingent guarantee obligations	5,000	2,500	$2,500	—	—

Total Other Commercial Commitments	$5,914	$3,414	$2,500	—	—

(1)	Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods; (b) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs; (c) income tax liabilities of approximately $9.2 million as of June 30, 2010 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (d) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $10.7 million in the six months ended June 30, 2010).
(2)	Interest payments reflected for the floating rate Credit Facility are estimated based on outstanding borrowings aggregating $40.0 million as of June 30, 2010, and average interest rates of 3.8% in the six months ended June 30, 2010. The Credit Facility is scheduled to expire in July 2012, and no estimated interest payments beyond that date are reflected.
(3)	NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2010. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR purse and sanction fees. Fees for years after 2010 are being negotiated and could increase or decrease, or change substantially should future race schedules change.

FUTURE LIQUIDITY

At June 30, 2010, the Company’s cash and cash equivalents totaled $116.6 million, short-term investments totaled $975,000, outstanding borrowings under the 2009 Credit Facility amounted to $40.0 million, and outstanding letters of credit amounted to $914,000. At June 30, 2010, the Company had availability for borrowing up to an additional $259.1 million, including up to an additional $74.1 million in letters of credit, under the 2009 Credit Facility. At June 30, 2010, net deferred tax liabilities totaled $324.0 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

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

Management believes the most restrictive financial covenant in the Company’s debt agreements is the 2009 Credit Facility requirement for maintaining minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.75 to 1.0 on June 30, 2010, increasing to no less than 3.0 to 1.0 on December 31, 2010. The Company was in compliance with this and all other debt covenants as of June 30, 2010. Management actively monitors compliance with this and all other financial covenants. The Company’s operating results for the six months ended June 30, 2010 reduced the surplus between the required minimum ratio and the actual ratio, and depending on the operating results for the remaining six months in 2010, will reduce the surplus available for maintaining compliance at December 31, 2010. If future operating results or events result in a significant further reduction in such surplus, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. However, we can provide no assurance that further deteriorations in our profitability or cash flows, or other unforeseen negative operating factors or conditions, would not result in non-compliance with this or any other debt covenant. Any such non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described Item 1A “Risk Factors” in the Company’s 2009 Annual Report on Form 10-K, possible material adverse effects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

Bank Credit Facility—The Company has a long-term, senior secured revolving Credit Facility with a syndicate of banks led by Bank of America, N.A. as administrative agent and lender. Borrowings under the 2009 Credit Facility can be used to refinance existing Company indebtedness, and for working capital, capital expenditures, permitted investments, acquiring additional motor speedways and related businesses, and other corporate purposes, subject to specified limitations. The 2009 Credit Facility: (i) provides for aggregate borrowings of up to $300.0 million, including sub-limits of $75.0 million for letters of credit; (ii) includes an “accordion” feature that provides for additional borrowings of up to $150.0 million subject to meeting specified conditions; (iii) matures in July 2012; (iv) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million, increasing up to $75.0 million subject to maintaining certain financial covenants; (v) limits annual capital expenditures to $80.0 million; (vi) allows the Company to consummate motorsports industry related transactions provided that aggregate cash consideration in any fiscal year does not exceed 35% of its consolidated net worth at the immediately preceding fiscal year end; and (vii) allows the Company to consummate other acquisitions consistent with its business provided that cash consideration paid for such other acquisitions does not exceed an aggregate of $100.0 million over the 2009 Credit Facility term.

The 2009 Credit Facility contains a number of affirmative and negative financial covenants, including requiring the Company to maintain certain ratios of funded debt to EBITDA, senior debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, disposition of property, entering into new lines of business and incurring other debt. See Note 5 to the Consolidated Financial Statements for additional information.

2009 Senior Notes—The 8 3/4% 2009 Senior Notes mature in 2016 and interest payments are due semi-annually on June 1 and December 1. The Company may redeem some or all of the 2009 Senior Notes at annually declining redemption premiums ranging from 104.375% of par in fiscal years beginning June 1, 2013 to par after June 1, 2015, and up to 35% of the 2009 Senior Notes on or before June 1, 2012 with proceeds from certain equity offerings at a redemption premium. In the event of a change of control, the Company must offer to repurchase the 2009 Senior Notes at 101% of par value plus accrued and unpaid interest. See Note 5 to the Consolidated Financial Statements for additional information.

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

The Company was in compliance with all applicable covenants under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes as of June 30, 2010.

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

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4.0 million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the 2009 Credit Facility, Senior Subordinated Notes and 2009 Senior Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During the six months ended June 30, 2010, the Company repurchased 360,000 shares of common stock for approximately $5.7 million. As of June 30, 2010, the Company could repurchase up to an additional 995,000 shares under the current authorization.

CAPITAL EXPENDITURES

Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway.

At June 30, 2010, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at its speedways. In 2010, the Company is renovating and modernizing the infield at BMS and repaving various track surfaces and improving traffic infrastructure. The Company also replaced certain CMS seating with new, wider premium permanent seating along its front-stretch grandstands, and plans to renovate, modernize and significantly increase permanent seating at KS (amounts and exact number of seats have not yet been determined) pending finalization of NASCAR Sprint Cup racing event realignment in 2011 as further discussed below. The Company is contemplating certain expenditures for leading-edge media technology to enhance the entertainment experience of race fans while attending events, and for “green” initiatives, at certain speedway facilities. Similar to prior years, the Company plans to continue modernizing and expanding media centers, concessions, camping and hospitality areas, restrooms and other fan amenities. The Company also plans to continue improving and expanding on-site roads and available parking, and reconfigure traffic patterns and entrances to ease congestion and improve traffic flow at its speedways. In future periods, the Company may make other various improvements and renovations at CMS and NHMS, each of which may involve material capital expenditures over several years in amounts that have not yet been determined.

Kentucky state lawmakers passed legislation that provides tax incentives for certain qualifying capital projects that would facilitate expansion and improvement of Kentucky’s facilities within the next few years. Under such legislation, qualifying projects must conduct events that are in the “top” league, series or sanctioned level of their type of event, as defined, have not been previously held in Kentucky, provide permanent seating for 65,000 spectators and be broadcast nationally, among other terms and conditions. Pending NASCAR Sprint Cup racing event realignment in 2011 as further discussed in Note 4 to the Consolidated Financial Statements, and depending on the amounts and limits of passed tax incentives, the Company is contemplating significantly expanding permanent seating at KS. The Company has begun reconfiguring and expanding onsite roads, available parking, traffic patterns and entrances, and modernizing and expanding concessions, camping, restrooms and other Kentucky speedway facilities. The contemplated expansion and improvements would likely involve material capital expenditures in 2010 and over several years in amounts that have not yet been determined. See Part II, Item 1A. Risk Factors below for risks associated with obtaining a Sprint Cup Series race date for Kentucky.

As further described in Note 2 to the Consolidated Financial Statements, the Company has a contingent obligation for additional Kentucky purchase consideration of $7.5 million, payable in 60 monthly installments of $125,000 upon satisfaction of both of the following conditions: (i) Kentucky state lawmakers successfully passing certain tax incentive legislation and (ii) the Company must conduct a NASCAR-sanctioned Sprint Cup Series racing event at Kentucky. Management will evaluate the satisfaction of both conditions, pending race event realignment, which would trigger the contingent payment obligation. The Company intends to fund such contingent obligation, if it becomes payable, with available cash and cash investments.

At this time, aggregate payments for capital expenditures in 2010 are estimated to approximate $40.0 to $50.0 million, including expenditures for KS pending NASCAR Sprint Cup racing event realignment as discussed above. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under the 2009 Credit Facility as needed. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

On February 16, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on March 15, 2010 to shareholders of record as of March 1, 2010. On April 20, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on June 11, 2010 to shareholders of record as of May 21, 2010. These 2010 quarterly cash dividends were paid using available cash and cash equivalents.

On July 27, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on September 17, 2010 to shareholders of record as of August 23, 2010. This 2010 quarterly cash dividend will be paid using available cash and cash equivalents, subject to the limitations and considerations described above.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the 2009 Credit Facility provides for a separate sub-limit for letters of credit of up to $75.0 million. As of June 30, 2010, the Company had aggregate outstanding letters of credit of $914,000. Also, as of June 30, 2010, the Company had a contingent guarantee obligation associated with an equity investee limited to approximately $5.0 million, which expires through 2013. Should the equity investee have insufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes no obligation should be recorded at this time.

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

Interest Rate Risk—The Company’s financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable, and the 2009 Credit Facility. See Note 2 to the Consolidated Financial Statements “Fair Value of Financial Instruments” for additional information on the Company’s financial instruments and fair value information. A change in interest rates of one percent on floating rate notes receivable and debt balances outstanding at June 30, 2010 would cause an approximate change in annual interest income of $33,000 and annual interest expense of $400,000.

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

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of June 30, 2010 and December 31, 2009 (in thousands):

	Carrying Value		Fair Value
	2010	2009	2010	2009	Maturity Dates

Floating rate notes receivable(1)	$3,335	$3,525	$3,335	$3,525	Due on demand

Floating rate revolving Credit Facility(2)	40,000	70,000	40,000	70,000	2012

6 3/4 % Senior Subordinated Notes	330,000	330,000	329,175	326,700	2013

8 3/4 % Senior Notes(3)	267,654	267,034	288,750	292,188	2016

(1)	Notes receivable bear interest based principally at prime or 1% over prime.
(2)	The weighted average interest rate on borrowings under the Credit Facility in the six months ended June 30, 2010 and 2009 was 3.8% and 2.0%, respectively.
(3)	Carrying value at June 30, 2010 and December 31, 2009 is reflected net of debt issuance discount of $7.3 million and $8.0 million, respectively.

Other Market Risk – As described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding standby letters of credit of $914,000 as of June 30, 2010. As described in “Off-Balance Sheet Arrangements” above, the Company also had a contingent guarantee obligation of approximately $5.0 million as of June 30, 2010.

As described in Note 2 to the Consolidated Financial Statements, as of June 30, 2010 and December 31, 2009, the Company had short-term investments in auction rate securities held in large, qualified financial institutional investment accounts that are classified as “trading” securities and carried at fair value. As of June 30, 2010 and December 31, 2009, the Company has approximately $975,000 invested in auction rate securities, which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

As of and during the six months ended June 30, 2010, there have been no other significant changes in the Company’s interest rate risk, equity price risk or other market risk.

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

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting in the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our success has been and will remain dependent to a significant extent upon maintaining a good working relationship with the organizations that sanction the races we promote at our facilities, particularly NASCAR, the sanctioning body for Sprint Cup, Nationwide and Camping World Truck Series races. Each NASCAR event is awarded on an annual basis. Although we believe our relationship with NASCAR is good, nonrenewal of a NASCAR event license would have a material adverse effect on our financial condition and future results of operations. However, we cannot provide assurance that we will continue to obtain NASCAR licenses to sponsor races at our facilities. Our strategy has included growth through the addition of motorsports facilities.

As further described in Note 4 to the Consolidated Financial Statements, the Company continues its efforts to realign one or more NASCAR Sprint Cup Series racing events among its speedway facilities. At any one time, there may be multiple possible realignment race dates and track facilities under consideration. Many factors and alternatives must be considered, including the popularity and profitability of various races, the relative seating capacity at each track, alternative uses and revenues for such tracks in the event a race is moved, the costs of any capital expenditures to upgrade or expand facilities, the lead time required to complete any such upgrades or expansion, alternative uses of capital, any existing or potential governmental tax incentives, changing economic conditions at the individual tracks and in the economy as a whole, as well as various other strategic issues. While relocation of any Sprint Cup event among the Company’s speedways, now owned or owned in the future, could result in a net increase in its future operating profitability, other long-lived assets of a speedway from where a Sprint Cup racing event may move could become impaired, resulting in a material impairment charge that adversely affects the Company’s future financial condition or results of operations.

Kentucky presently annually hosts one NASCAR Nationwide, one NASCAR Camping World Truck, one IndyCar Series and other racing events, and does not currently host a NASCAR Sprint Cup Series race. Management believes a final agreement will be reached with NASCAR to realign a Sprint Cup Series race to KS beginning in 2011. Pending such realignment, the Company plans to renovate, modernize and significantly increase permanent seating at KS (amounts or exact number of seats have not yet been determined). The contemplated expansion and improvements would likely involve material capital expenditures in 2010 and over several years in amounts that have not yet been determined. As of the filing date for this Quarterly Report, an agreement with NASCAR is nearing completion. While management believes the Company will successfully realign a Sprint Cup Series race date, and negotiations with NASCAR are nearly final, management cannot state with certainty that realignment will occur until such NASCAR-sanctioned realignments are publicly announced. Until a Sprint Cup Series race is held at Kentucky, we are likely to incur cash and non-cash operating losses that negatively impact our future financial condition, operating results and cash flows.

Failure to obtain NASCAR events for any future additional motorsports facility could have a material adverse effect on us. Similarly, NASCAR is not obligated to modify its race schedules to allow us to schedule our races more efficiently or favorably. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, or actual race date realignments that differ significantly from those assumed in any impairment evaluation, could have a material adverse effect on the outcome of our impairment evaluations and future financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the six months ended June 30, 2010.

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes (see Note 5 to the Consolidated Financial Statements), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The program was first announced to the public on April 27, 2005. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. The Company could repurchase up to an additional 995,000 shares under the program as of June 30, 2010.

As set forth in the table below, the Company repurchased 360,000 shares of common stock on the open market for approximately $5.7 million during the six months ended June 30, 2010.

	Issuer Purchases of Equity Securities under Authorized Program as of June 30, 2010
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2010	45,000	$17.33	45,000	1,310,000
February 2010	57,000	16.81	57,000	1,253,000
March 2010	69,000	16.28	69,000	1,184,000

First Quarter 2010	171,000	16.73	171,000	1,184,000

April 2010	63,000	16.18	63,000	1,121,000
May 2010	60,000	15.62	60,000	1,061,000
June 2010	66,000	14.05	66,000	995,000

Second Quarter 2010	189,000	15.26	189,000	995,000

Total 2010	360,000	$15.96	360,000	995,000

Item 6.	Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

(Registrant)

Date: August 4, 2010	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2010	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)