Form 10-Q
period 2010-09-30
SPEEDWAY MOTORSPORTS INC
filed 2010-11-03
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 2, 2010, there were 41,689,777 shares of the registrant’s common stock outstanding.

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2010 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, sponsorships, financing needs and costs, merchandising joint ventures, discontinued oil and gas activities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in the Company’s 2009 Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q and other forms we may file with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available to the Company as of the date filed, and the Company assumes no obligation to update any such forward-looking information contained in this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$112,888	$97,651
Short-term investments	975	975
Accounts and notes receivable, net	36,137	40,435
Prepaid income taxes	8,977	15,333
Inventories, net	9,413	11,224
Prepaid expenses	3,213	3,961
Deferred income taxes	459	459
Current assets of discontinued operation	—	101

Total Current Assets	172,062	170,139

Notes and Other Receivables:
Affiliate	4,499	4,754
Other	6,634	6,857
Other Assets	28,128	32,220
Property and Equipment, Net	1,156,551	1,179,055
Other Intangible Assets, Net	394,972	394,983
Goodwill	181,013	181,013

Total	$1,943,859	$1,969,021

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

(In thousands, except share amounts)

(Unaudited)

	September 30, 2010	December 31, 2009
Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$1,269	$1,219
Accounts payable	16,197	11,288
Deferred race event income, net	46,420	78,566
Accrued interest	15,486	3,978
Accrued expenses and other current liabilities	23,684	20,885
Current liabilities of discontinued operation	11	1,014

Total Current Liabilities	103,067	116,950

Long-term Debt	621,115	671,143
Payable to Affiliate	2,594	2,594
Deferred Income, Net	6,793	7,795
Deferred Income Taxes	330,363	309,722
Other Liabilities	12,807	12,604

Total Liabilities	1,076,739	1,120,808

Commitments and Contingencies (Notes 2, 5, 6, 8 and 11)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000; no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000; issued and outstanding—41,756,000 in 2010 and 42,266,000 in 2009	450	449
Additional Paid-in Capital	242,896	241,379
Retained Earnings	700,700	674,851
Accumulated Other Comprehensive Loss	(61)	(64)
Treasury Stock at cost, shares—3,207,000 in 2010 and 2,655,000 in 2009	(76,865)	(68,402)

Total Stockholders’ Equity	867,120	848,213

Total	$1,943,859	$1,969,021

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30:
	2010	2009
Revenues:
Admissions	$39,656	$45,834
Event related revenue	36,442	40,503
NASCAR broadcasting revenue	41,493	40,336
Other operating revenue	5,639	7,885

Total Revenues	123,230	134,558

Expenses and Other:
Direct expense of events	30,850	31,400
NASCAR purse and sanction fees	28,178	28,784
Other direct operating expense	4,803	6,039
General and administrative	20,490	22,086
Depreciation and amortization	13,661	13,523
Interest expense, net	12,720	13,651
Equity investee losses (Note 2)	—	3,239
Other expense, net	204	111

Total Expenses and Other	110,906	118,833

Income from Continuing Operations Before Income Taxes	12,324	15,725
Provision for Income Taxes	(5,330)	(6,605)

Income from Continuing Operations	6,994	9,120
Loss from Discontinued Operation, Net of Taxes (Note 11)	(535)	(1,177)

Net Income	$6,459	$7,943

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.16	$0.21
Discontinued Operation	(0.01)	(0.02)

Net Income	$0.15	$0.19

Weighted Average Shares Outstanding	41,836	42,547

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.16	$0.21
Discontinued Operation	(0.01)	(0.02)

Net Income	$0.15	$0.19

Weighted Average Shares Outstanding	41,836	42,547

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30:
	2010	2009
Revenues:
Admissions	$117,897	$139,709
Event related revenue	125,404	143,393
NASCAR broadcasting revenue	154,021	149,782
Other operating revenue	22,005	27,114

Total Revenues	419,327	459,998

Expenses and Other:
Direct expense of events	84,289	87,994
NASCAR purse and sanction fees	101,427	103,753
Other direct operating expense	17,460	20,952
General and administrative	65,981	65,493
Depreciation and amortization	40,997	40,013
Interest expense, net	39,295	31,273
Equity investee losses (Note 2)	—	62,036
Other (income) expense, net	(183)	197

Total Expenses and Other	349,266	411,711

Income from Continuing Operations Before Income Taxes	70,061	48,287
Provision for Income Taxes	(28,758)	(39,891)

Income from Continuing Operations	41,303	8,396
Loss from Discontinued Operation, Net of Taxes (Note 11)	(2,846)	(3,517)

Net Income	$38,457	$4,879

Basic Earnings (Loss) Per Share:
Continuing Operations	$0.98	$0.19
Discontinued Operation	(0.06)	(0.08)

Net Income	$0.92	$0.11

Weighted Average Shares Outstanding	42,016	42,757

Diluted Earnings (Loss) Per Share:
Continuing Operations	$0.98	$0.19
Discontinued Operation	(0.06)	(0.08)

Net Income	$0.92	$0.11

Weighted Average Shares Outstanding	42,017	42,757

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2010	42,266	$449	$241,379	$674,851	$(64)	$(68,402)	$848,213
Net income	—	—	—	38,457	—	—	38,457
Change in net unrealized gain on marketable equity securities, net of tax	—	—	—	—	3	—	3

Comprehensive income							38,460

Share-based compensation	42	1	1,517	—	—	—	1,518
Cash dividends on common stock	—	—	—	(12,608)	—	—	(12,608)
Repurchases of common stock at cost	(552)		—	—	—	(8,463)	(8,463)

Balance, September 30, 2010	41,756	$450	$242,896	$700,700	$(61)	$(76,865)	$867,120

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30:
	2010	2009

Cash Flows from Operating Activities:
Net income	$38,457	$4,879
Loss from discontinued operation, net of tax	2,846	3,517
Cash used by operating activities of discontinued operation	(3,748)	(1,601)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Deferred loan cost amortization	2,765	2,012
Depreciation and amortization	40,997	40,013
Amortization of deferred income	(1,214)	(1,337)
Deferred income tax provision	20,641	14,528
Equity investee losses	—	62,036
Share-based compensation	1,518	1,222
Changes in operating assets and liabilities:
Accounts and notes receivable	4,636	(7,724)
Prepaid income taxes	6,356	15,641
Inventories	1,811	2,496
Prepaid expenses	748	797
Accounts payable	2,831	4,695
Deferred race event income	(32,146)	(35,184)
Accrued expenses and other liabilities	14,011	20,042
Deferred income	259	202
Other assets and liabilities	1,593	(1,678)

Net Cash Provided By Operating Activities	102,361	124,556

Cash Flows from Financing Activities:
Borrowings under long-term debt	—	296,271
Principal payments on long-term debt	(51,190)	(291,132)
Payments of debt issuance and loan amendment costs	—	(10,788)
Dividend payments on common stock	(12,608)	(11,540)
Repurchases of common stock	(8,463)	(9,641)

Net Cash Used By Financing Activities	(72,261)	(26,830)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended September 30:
	2010	2009
Cash Flows from Investing Activities:
Payments for capital expenditures	$(16,586)	$(37,225)
Proceeds from distributions of short-term investments	—	4,503
Proceeds from (payments for) other non-current assets	1,500	(1,500)
Repayment of notes and other receivables	223	213

Net Cash Used By Investing Activities	(14,863)	(34,009)

Net Increase In Cash and Cash Equivalents	15,237	63,717
Cash and Cash Equivalents at Beginning of Period	97,651	52,678

Cash and Cash Equivalents at End of Period	$112,888	$116,395

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$39,619	$18,833
Cash paid for income taxes	1,542	10,326
Supplemental Non-Cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	2,078	(3,300)

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

Earnings Per Share Computations—Certain per share amounts were rounded so that all earnings or loss per share amounts presented on the accompanying statements of operations are additive.

Racing Events—In 2010, the Company plans to hold 23 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also plans to hold eight NASCAR Camping World Truck Series racing events, three NASCAR K&N Pro Series racing events, three IndyCar Series (IndyCar) racing events, six major National Hot Rod Association (NHRA) racing events, three World of Outlaws (WOO) racing events, one US Legend Cars international circuit racing event, and one ARCA Series racing event. In 2009, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also held eight NASCAR Camping World Truck Series racing events, three IndyCar racing events, five major NHRA racing events, two ARCA racing events, and three WOO racing events.

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

The more significant racing schedule changes for the three and nine months ended September 30, 2010 as compared to 2009 include:

•	One NASCAR Sprint Cup and one Nationwide Series racing event at TMS was postponed and rescheduled due to poor weather in the second quarter 2010

•	CMS hosted a new major NHRA racing event in the first quarter 2010 that was not held in the same period last year

•	One NASCAR Sprint Cup Series race at CMS was postponed and shortened, and pole position qualifying for a NASCAR Sprint Cup race at NHMS was cancelled, due to poor weather in the second quarter 2009

•	US Legend Cars conducted an international circuit racing event at CMS in the third quarter 2010 that was not held in the same period last year

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

MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results, and the Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements using equity method accounting as further described in “MA Operating Results” below. MA’s most recent operating results are for the fiscal periods December 1 through August 31. MA reports sales and other taxes collected from customers on a gross basis. All significant unrealized intercompany profits or losses pertain to unsold merchandise and have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since the formation of MA. The Company’s share of undistributed equity deficit from equity investee losses included in the Company’s retained earnings was approximately $133,974,000 at both September 30, 2010 and December 31, 2009. There were no significant differences in investor cost and underlying equity in the net assets of MA at acquisition.

Investment Impairment—As further described in Note 2 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K “Joint Venture Equity Investment, Impairment Charges”, the Company’s carrying value of its MA equity investment was reduced to $0 as of December 31, 2009. This reduction reflects sizable second and fourth quarter 2009 impairment charges and MA’s historical operating results. These charges reduced the remaining carrying value to estimated fair value based on applicable authoritative guidance and the Company’s assessment that such decline may be other than temporary. The following operating factors, among others, led MA management to perform an impairment evaluation of long-lived assets, including intangible assets: (i) the unforeseen severity and length of the recession; (ii) increased uncertainty concerning MA’s ability to compete successfully and profitably in certain product channels, particularly non-exclusive licensed products, along with the success of motorsports, the popularity of its licensed drivers and teams, the magnitude and timing of its licensed driver and team changes, particularly for NASCAR’s Sprint Cup Series; and (iii) increased uncertainty on achieving previously contemplated future business initiatives. As MA management assessed ongoing challenges, it became apparent there was significant risk in MA’s future business initiatives and that estimated future cash flows would be lower than previous forecasts. The Company’s and MA’s evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different conditions or assumptions, or changes in cash flows or profitability, could have a material effect on the outcome of these impairment evaluations.

NASCAR Teams Licensing Trust Formation and MA’s Ongoing Business—In its fiscal third quarter ended August 31, 2009, for various strategic purposes, MA ceased paying certain guaranteed royalties under several license agreements where estimated royalties payable based on projected sales were less than stipulated guaranteed minimum royalties payable (unearned royalties). All earned royalties due were paid. MA received notices from certain licensors alleging default under the license agreements if unearned royalties were not paid within stipulated cure periods. Upon default, a material amount of guaranteed royalty payments under several license agreements could be asserted by the licensors as immediately due. In 2010, MA has continued to face significant operating challenges. MA was unable to renegotiate its license agreements with essentially all significant licensors of NASCAR merchandising on terms that would allow MA reasonable future opportunities to operate profitably.

The then ongoing alleged license defaults were severely impacting MA’s business and its ability to continue operating. In July 2010, the NASCAR Teams Licensing Trust (NASCAR Trust) was formed, including a Board of Directors comprised of representatives from NASCAR and 11 participating NASCAR Teams. This new NASCAR Trust substantially restructures the NASCAR souvenir merchandising and licensing business. The NASCAR Trust represents four key product categories (die-cast, toys, apparel and trackside retail rights), and grants the rights of any NASCAR driver or team that participates in these licensing categories. Concurrent with formation of the NASCAR Trust, MA was released from contracted current and future unearned guaranteed minimum royalties payable and earned future royalties payable to all NASCAR team licensors, except for one significant licensor. Also, the NASCAR Trust concurrently received all of MA’s die-cast tooling and operations. As a result, at this time, MA’s future operations will consist principally of trackside event souvenir merchandising as licensed and regulated under certain NASCAR Trust agreements. From time to time, MA operations may also include fulfillment and warehousing services for certain NASCAR Trust designated distributors. The NASCAR Trust will have the ability to significantly influence MA’s future operating conditions and results. MA continues to restructure its business by implementing process improvements, cost reduction initiatives, improved inventory risk management, and streamlining operations. However, there can be no assurance that MA will achieve sufficient or sustained profitability.

Also concurrent with the NASCAR Trust formation, SMI and ISC renegotiated a contingent guarantee obligation associated with one NASCAR team licensor of MA. As a result, the Company’s remaining contingent obligation was reduced to approximately $5.0 million as of September 30, 2010, which is intended to be periodically reduced and eliminated by MA annual payments through January 2013. Prior to renegotiation, the Company’s contingent guarantee obligation was limited to approximately $11.5 million and continued into 2015. Should MA not have sufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes the fair value of this guarantee is presently insignificant and no obligation has been recorded. Although not expected at this time, the Company could increase its investment in MA, in the form of additional equity contributions or loans, in amounts that could be material. The Company could be required to record an impairment charge for any future carrying value of this equity investment under equity method accounting, including any additional Company investments, and a charge related to the Company’s contingent guarantee obligation, if funding was required.

MA Operating Results—As described above, an impairment charge of approximately $55.6 million (with no income tax benefits) was recorded in the second quarter 2009 to reduce MA’s business net assets to estimated fair value as of June 30, 2009. MA results for 2010 and 2009 were negatively impacted by decreased attendance at motorsports racing events, recessionary conditions and reduced discretionary spending, declining sales to mass retail department stores and specialty retailers, and increased competition for products sold under non-exclusive MA licenses. As of September 30, 2010 and December 31, 2009, the carrying value of the Company’s equity investment in MA is $0. Under equity method accounting, the Company no longer records its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. MA’s third quarter and year-to-date operating income for 2010 as shown below results primarily from the accounting reversal of previously contracted accrued and unpaid royalties upon formation of the NASCAR Trust. Because of uncertainty about MA’s ability to achieve sustained profitability, management continues to believe MA’s estimated fair value is $0 under applicable authoritative impairment evaluation guidance. As such, no income from MA’s operations for the three and nine months ended August 31, 2010 was recognized by the Company under the equity method.

The following summarized financial information on MA’s third quarter and year-to-date operating results for 2010 and 2009 (excluding the impairment charge described above) is presented for informational purposes (in thousands):

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
Net sales	$17,661	$22,668	$62,563	$93,840
Gross profit (loss)	11,499	(4,088)	18,708	11,433
Income (loss) from continuing operations	7,973	(13,478)	2,022	(20,144)
Net income (loss)	7,973	(13,478)	2,022	(20,144)

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

The Company’s effective income tax rate for the three and nine months ended September 30, 2010 was 43.2% and 41.0%, respectively. The Company’s effective income tax rates for the three and nine months ended September 30, 2009 reflect an increase (decrease) in valuation allowances of approximately ($592,000) and $26,128,000, respectively, against deferred tax assets associated with 2009 equity investee losses of Motorsports Authentics because management has determined that ultimate realization is not more likely than not. Without the equity investee losses of $3,239,000 and $62,036,000 for the three and nine months ended September 30, 2009 and the positive impact of decreases in income tax liabilities related to settlements with taxing authorities, the Company’s effective tax rates for the three and nine months ended September 30, 2009 would have been 41.6% and 39.7%, respectively. Also, the tax rates for the 2009 interim periods were negatively impacted by decreases in income exempt from income taxes. As of both September 30, 2010 and December 31, 2009, valuation allowances of approximately $65,133,000 are reflected against deferred tax assets, for certain deferred tax assets and state net operating loss carryforwards, because management has determined that ultimate realization is not more likely than not.

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

Income tax liabilities for unrecognized tax benefits approximate $5,081,000 as of September 30, 2010 and December 31, 2009, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Interest and penalties recognized on uncertain tax positions amounted to $107,000 and $117,000 for the three months ended September 30, 2010 and 2009, and $322,000 and $351,000 in the nine months ended September 30, 2010 and 2009. As of September 30, 2010 and December 31, 2009, the Company had $4,247,000 and $3,925,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of September 30, 2010, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2002 through 2004 and 2006 through 2009 by the North Carolina Department of Revenue, 2005 through 2009 by the California Franchise Tax Board, and 2006 through 2009 by all other taxing jurisdictions to which the Company is subject.

A reconciliation of the change in the total unrecognized tax benefits and other information for the nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	2010	2009
Beginning of period	$5,081	$7,572
Increases for tax positions of current year	—	—
Increases (decreases) for tax positions of prior years	—	—
Increases (decreases) for settlements with taxing authorities	—	(1,984)
Reductions for lapse of applicable statute of limitations	—	—

End of period	$5,081	$5,588

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended September 30, 2010 and 2009 amounted to $2,567,000 and $2,998,000, and for the nine months ended September 30, 2010 and 2009 amounted to $6,453,000 and $7,661,000, respectively.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 (in thousands):

			September 30, 2010		December 31, 2009
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$112,888	$112,888	$97,651	$97,651
Short-term investments	2	R	975	975	975	975
Marketable equity securities	1	R	31	31	28	28
Floating rate notes receivable	2	R	3,240	3,240	3,525	3,525

Liabilities (Note 5)
Floating rate revolving Credit Facility	2	R	20,000	20,000	70,000	70,000
6 3/4% Senior Subordinated Notes Payable due 2013	1	NR	330,000	331,650	330,000	326,700
8 3/4% Senior Notes payable due 2016	1	NR	267,965	297,000	267,034	292,188
Other long-term debt	2	NR	4,419	4,419	5,328	5,328
Cash flow interest swap on revolving Credit Facility	2	R	—	—	42	42

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Short-term investments consist principally of auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, and realized and unrealized gains or losses are included in the Company’s consolidated statements of operations. As of September 30, 2010 and December 31, 2009, the Company had approximately $975,000 invested in auction rate securities, which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

Other Contingencies—The Company has a contingent obligation for additional purchase consideration associated with its acquisition of Kentucky Speedway on December 31, 2008. The contingent obligation amounts to $7,500,000 and is payable in 60 monthly installments of $125,000 upon satisfaction of both of the following conditions: (i) Kentucky state lawmakers enacting legislation that provides tax incentives for certain qualifying capital projects that would facilitate expansion and improvement of Kentucky facilities within the next few years, and (ii) the Company must conduct a NASCAR-sanctioned Sprint Cup Series racing event at Kentucky. As further discussed in Note 4 to the Consolidated Financial Statements, the Company obtained approval to realign a NASCAR Sprint Cup racing event to KS beginning in 2011, and Kentucky state lawmakers have passed associated legislation. Management will evaluate the satisfaction of both conditions upon final execution of the race event realignment, which would trigger the contingent payment obligation. The contingent payment obligation will be recorded, if and when paid upon satisfaction of both conditions, by increasing property and equipment or intangible assets depending on final accounting analysis.

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

Reclassification—Certain insignificant reclassifications to prior year amounts in the accompanying consolidated statement of cash flows were made to conform with current year presentation.

Recently Issued Accounting Standards—The FASB issued Accounting Standards Update No. 2010-02 “Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification” which establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. Entities are required to deconsolidate subsidiaries when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation, entities are to recognize transaction gains or losses and measure any retained subsidiary investment at fair value. In contrast, entities are required to account for decreases in subsidiary ownership interests that do not result in changes in control as equity transactions. The amended guidance is effective for the first fiscal interim or annual reporting period ending on or after December 15, 2009. The Company’s adoption had no significant impact on its financial statements or disclosures.

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

3. INVENTORIES

Inventories consist of the following components (in thousands):

	September 30, 2010	December 31, 2009
Souvenirs and apparel	$3,768	$5,176
Finished vehicles, parts and accessories	4,746	5,254
Micro-lubricant® and other	899	794

Total	$9,413	$11,224

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At September 30, 2010 and December 31, 2009, inventories reflect provisions of $6,253,000 and $6,500,000.

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

The Company’s methods and various factors considered in evaluating possible impairment are further described in Note 2 to the Consolidated Financial Statements in the Company’s 2009 Annual Report on Form 10-K. Management’s latest annual assessment of goodwill and other intangible assets in the second quarter 2010 indicated there had been no impairment, and there has since been no other events or circumstances which indicate unrecognized impairment as of September 30, 2010. Management believes the Company’s methods used to determine estimated fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and most used for such purposes. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in the Company’s core motorsports business. Management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is temporary and not an indicator of impairment. The Company’s annual impairment assessment indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset exceeded its associated carrying value. As such, no goodwill or other indefinite-lived intangible asset impairment charges were found necessary at this time. At September 30, 2010, the estimated fair value for one reporting unit, including material nonamortizable race event sanctioning and renewable agreements, exceeded carrying values by a relatively nominal amount. Should this reporting unit or its indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges. Among other factors, the Company’s assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, to pre-recession levels within less than four years and strategic amounts of planned capital expenditures. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, or actual race date realignments that differ significantly from those assumed in the evaluation, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations.

NASCAR Sprint Cup Race Date Realignment to Kentucky Speedway—The Company’s annual assessment also considered its efforts to realign one or more NASCAR Sprint Cup Series racing events among its speedway facilities. The impairment evaluation considered the recently approved realignment of a NASCAR Sprint Cup racing event from AMS to KS beginning in 2011, and included management’s best estimate of future discounted operating cash flows and profitability associated with realignment of those race dates. The Company plans to renovate, modernize and significantly increase permanent seating at KS. The contemplated expansion and improvements will likely involve material capital expenditures in 2010 and over several years in amounts not yet finalized, but which could range up to $60,000,000 or more. Realignment of the race date from AMS to KS resulted in no impairment of intangible or other long-lived assets. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

As of September 30, 2010 and December 31, 2009, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	70	$(11)	59	70	—	70	6

Total	$394,983	$(11)	$394,972	$394,983	—	$394,983

There were no changes in the gross carrying value of other intangible assets and goodwill during the nine months ended September 30, 2010.

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

During the nine months ended September 30, 2010, the Company repaid Credit Facility borrowings of $50,000,000. At September 30, 2010 and December 31, 2009, outstanding borrowings under the 2009 Credit Facility were $20,000,000 and $70,000,000, respectively. As of September 30, 2010, outstanding letters of credit amounted to $855,000, and the Company could borrow up to an additional $279,145,000 under the 2009 Credit Facility.

2009 Senior Notes—In May 2009, the Company completed a private placement of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275,000,000. These 2009 Senior Notes were issued at 96.8% of par value, and net proceeds, after commissions and fees, of approximately $261,047,000 were used to reduce outstanding borrowings under the Company’s Credit Facility described above. In October 2009, the Company offered to exchange these notes for substantially identical notes registered under the Securities Act, which closed in November 2009. Original debt issuance discount and deferred financing costs are being amortized over the associated seven-year note term. As of September 30, 2010 and December 31, 2009, the 2009 Senior Notes carrying value of $267,965,000 and $267,034,000 is reported net of unamortized issuance discount of $7,035,000 and $7,966,000, respectively.

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

The 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The 2009 Credit Facility agreement, 2009 Senior Notes Indenture and Senior Subordinated Notes Indenture contain cross-default provisions. The Company was in compliance with all applicable covenants under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes as of September 30, 2010.

Other Notes Payable—Long-term debt includes a non-interest bearing debt obligation associated with the Company’s December 2008 acquisition of Kentucky Speedway, payable in 60 monthly installments of $125,000 beginning in January 2009. As of September 30, 2010 and December 31, 2009, the obligation’s carrying value of $4,419,000 and $5,323,000, reflects a $456,000 and $677,000 discount, respectively, based on a 6% effective interest rate.

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

The Company had one interest rate swap agreement which expired upon maturity in March 2010. Prior to expiration, the Company paid a 3.87% fixed interest rate and received a variable interest rate based on LIBOR on decreasing principal notional amounts. The agreement provided for quarterly settlements and expired corresponding with the underlying hedged debt term. The cash flow swap agreement did not meet the conditions for hedge accounting under applicable authoritative guidance. At December 31, 2009, the Company had reflected a derivative liability for this swap of $42,000. Interest expense for the three months ended September 30, 2009 decreased $101,000, and for the nine months ended September 30, 2010 and 2009 decreased $42,000 and $324,000, respectively, due to market value changes of the interest rate swap agreement. Interest expense reflects net settlement payments of $0 and $118,000 in the three months ended September 30, 2010 and 2009, and $42,000 and $375,000 in the nine months ended September 30, 2010 and 2009, respectively.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2010	2009	2010	2009
Gross interest costs	$13,184	$13,941	$40,176	$32,404
Less: capitalized interest costs	(355)	(111)	(560)	(389)

Interest expense	12,829	13,830	39,616	32,015
Interest income	(109)	(179)	(321)	(742)

Interest expense, net	$12,720	$13,651	$39,295	$31,273

Weighted-average interest rate on borrowings under bank Credit Facility	4.0%	3.7%	3.8%	2.2%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings per share (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands, except per share amounts):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2010	2009	2010	2009
Net income applicable to common stockholders and assumed conversions	$6,459	$7,943	$38,457	$4,879

Weighted average common shares outstanding	41,836	42,547	42,016	42,757
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	—	—	1	—

Weighted average common shares outstanding and assumed conversions	41,836	42,547	42,017	42,757

Basic earnings per share	$0.15	$0.19	$0.92	$0.11

Diluted earnings per share	$0.15	$0.19	$0.92	$0.11

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	1,600	1,765	1,599	1,766

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. During the three and nine months ended September 30, 2010, the Company repurchased 192,000 and 552,000 shares of common stock for $2,711,000 and $8,457,000, respectively. As of September 30, 2010, the Company could repurchase up to an additional 803,000 shares under the current authorization.

Declaration of Cash Dividends—To date in 2010, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock (in thousands, except per share amounts):

Declaration date	February 16, 2010	April 20, 2010	July 27, 2010	October 20, 2010
Record date	March 1, 2010	May 21, 2010	August 23, 2010	November 19, 2010
Paid or payable to shareholders	March 15, 2010	June 11, 2010	September 17, 2010	December 10, 2010
Aggregate quarterly cash dividend	$4,221	$4,203	$4,184	Approximately $4,180
Dividend per common share	$0.10	$0.10	$0.10	$0.10

These 2010 quarterly cash dividends were or will be paid using available cash and cash equivalents on hand.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliate at September 30, 2010 and December 31, 2009 include $4,499,000 and $4,754,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not require repayment before September 30, 2011, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2009 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $86,000 and $82,000 in the three months ended September 30, 2010 and 2009, and $255,000 and $248,000 in the nine months ended September 30, 2010 and 2009, respectively. Any increases pertain to agreements in place before July 30, 2002.

Amounts payable to affiliate at September 30, 2010 and December 31, 2009 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because repayment is not required before September 30, 2011.

US Legend Cars, SMI Properties and Oil-Chem each lease office and warehouse facilities from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. For the three months ended September 30, 2010, rent expense amounted to $61,000 for US Legend Cars, $61,000 for SMI Properties, and $24,000 for Oil-Chem. For the three months ended September 30, 2009, rent expense amounted to $61,000 for US Legend Cars, $60,000 for SMI Properties, and $24,000 for Oil-Chem. For the nine months ended September 30, 2010, rent expense amounted to $184,000 for US Legend Cars, $182,000 for SMI Properties, and $72,000 for Oil-Chem. For the nine months ended September 30, 2009, rent expense amounted to $183,000 for US Legend Cars, $180,000 for SMI Properties, and $72,000 for Oil-Chem. At September 30, 2010 and December 31, 2009, amounts owed to Chartown were not significant.

Various SMI subsidiaries purchased new and used vehicles for employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of approximately $58,000 and $18,000 in the three months ended September 30, 2010 and 2009. Vehicle purchases amounted to $155,000 and $41,000 in the nine months ended September 30, 2010 and 2009. There were no vehicles sold to SAI in the three and nine months ended September 30, 2010 or 2009. Also, SMI Properties sold merchandise to SAI totaling $109,000 and $463,000 during the three and nine months ending September 30, 2010. There were no such sales during the three and nine months ending September 30, 2009. Amounts due from SAI for these sales were not significant at September 30, 2010, and no amounts were due at December 31, 2009.

Oil-Chem sold zMAX micro-lubricant® product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $381,000 and $409,000 for the three months ended September 30, 2010 and 2009, and $1,146,000 and $1,176,000 for the nine months ended September 30, 2010 and 2009. At September 30, 2010 and December 31, 2009, approximately $174,000 and $123,000 was due from SAI and is reflected in current assets.

At December 31, 2009, current liabilities included $153,000 owed to SAI for project management services provided by SAI employees in connection with supervising and managing construction and renovation projects at various SMI speedways prior to 2006. There were no such liabilities at September 30, 2010.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. In the three months ended September 30, 2010 and 2009, merchandise purchases approximated $209,000 and $1,028,000, and merchandise sales and event related commissions approximated $542,000 and $831,000, respectively. In the nine months ended September 30, 2010 and 2009, merchandise purchases approximated $1,159,000 and $4,525,000, and merchandise sales and event related commissions approximated $3,365,000 and $4,122,000. At September 30, 2010 and December 31, 2009, net amounts owed to MA approximated $691,000 and $1,047,000, and are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of September 30, 2010 and December 31, 2009, and transactions for the three and nine months ended September 30, 2010 and 2009, are summarized below (in thousands):

	September 30, 2010	December 31, 2009
Notes and other receivables	$4,709	$4,877
Amounts payable to affiliates	3,285	3,794

	Three Months Ended September 30:		Nine Months Ended September 30:
	2010	2009	2010	2009
Merchandise and vehicle purchases	$267	$1,046	$1,314	$4,566
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	1,127	1,335	5,259	5,588
Rent expense	146	145	438	435
Interest income	35	39	107	119
Interest expense	26	26	77	77

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu, BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation). SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, SAG, SA, Swift Aviation and Swift Transportation under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 7, 2008, SAG, SA, Swift Aviation, and Swift Transportation filed an answer to the Amended Complaint denying all material allegations. The Swift defendants subsequently filed an amended answer on August 27, 2008 and asserted cross-claims against Bronwen, Bronwen UK, BNP France and Dr. Ndiomu for breach of fiduciary duty, misrepresentation, breach of duty of good faith and fair dealing, fraud and conversion. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. The Record on Appeal was delivered to the North Carolina Court of Appeals on April 27, 2009. BNP France filed its brief on appeal on June 18, 2009. SMIL filed its brief on appeal on July 29, 2009. Oral arguments were conducted on October 28, 2009. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse, which motion was denied by the trial court on July 14, 2009. On August 4, 2009, Swift Transportation and Swift Aviation filed motions for judgment on the pleadings. On August 11, 2009, BNP Suisse served notice it was appealing the trial court’s ruling. The Record on Appeal was delivered to the North Carolina Court of Appeals on November 23, 2009. BNP Suisse filed its brief on appeal on December 23, 2009. SMIL filed its brief on appeal on January 25, 2010. Oral argument was set for April 14, 2010, but on April 8, 2010, the North Carolina Court of Appeals ruled that it would decide the appeal without oral argument. On August 4, 2009, Swift Transportation and Swift Aviation filed motions for judgment on the pleadings. The trial court denied those motions on December 2, 2009. Mediation in this matter was held on April 27, 2010, and did not result in a resolution of the matter. On April 29, 2010, the Court stayed most discovery and deadlines pending rulings on the BNP France and BNP Suisse appeals. On April 30, 2010, Swift Transportation and Swift Aviation filed motions to amend their respective answers. Swift Transportation sought to amend its answer to assert that venue was improper on SMIL’s equitable subrogation claim, and to add a defense of offset. Swift Aviation sought to add the same defenses, and additionally sought to assert counterclaims against SMIL, Oasis Trading Group, LLC and Laymon Harrison. As to SMIL, Swift Aviation sought to assert a counterclaim that SMIL aided and abetted Laymon Harrison to breach an alleged fiduciary duty to Swift Aviation and that SMIL engaged in unfair and deceptive trade practices. On June 21, 2010, the Court denied the motions except to allow the defense of offset to be added. SMIL continues to pursue discovery in this matter.

On May 9, 2008, Stephen Courey, Holand Leasing (1995) Ltd, and TAF Majestic Holdings S.A. (collectively, the Courey Plaintiffs) filed a personal injury lawsuit against Jim Russell Racing School (Russell), a former Company subsidiary, Tom Dyer (Mr. Dyer), a Russell instructor, and Emotive Experiential Performance, Inc. (Emotive), in the Superior Court of California, County of Sonoma. The Courey Plaintiffs allege that they have suffered personal injuries and property damage from an incident at IR on May 12, 2006. They allege negligence against Mr. Dyer and vicarious liability against Russell and Emotive. IR sold 100% of the stock of Russell to Emotive on December 10, 2006, eight months after the incident that allegedly caused Mr. Courey’s injuries. On April 27, 2009, IR received an indemnity demand from Emotive, Jim Russell Group, Inc. and Mr. Dyer seeking to have IR indemnify Russell, Emotive and Mr. Dyer with respect to the lawsuit filed by the Courey Plaintiffs. IR accepted Emotive’s indemnity tender in July 2009. The insurance company for Grand American Road Racing Association accepted the defense and indemnity of this matter on behalf of Mr. Dyer and Russell. IR continued to defend and indemnify Emotive until October 15, 2010, when the Courey Plaintiffs dismissed Emotive without prejudice. The trial for this matter is presently scheduled to begin on December 3, 2010, as against Russell and Mr. Dyer only.

On June 16, 2009, Melissa Jenks, as guardian for Roderick Jenks, and individually, filed a lawsuit against New Hampshire Motor Speedway, Inc. (NHMS) and an employee, in the United States District Court for the District of New Hampshire. The lawsuit alleges that Mr. Jenks suffered a traumatic head injury after falling from a golf cart being driven by an NHMS employee, and asserts claims of negligence, vicarious liability, and loss of consortium. The lawsuit claims past medical expenses for Mr. Jenks in excess of $515,000, likely future medical and life skills expenses of approximately $2,000,000, lost wages of approximately $500,000, damages for pain and suffering of $7,500,000 and damages for loss of consortium of $1,000,000. NHMS denied all claims in its answer as filed with the court, and it continues to vigorously defend against the allegations. NHMS filed a motion for summary judgment on November 11, 2009, which was denied by the District Court on March 3, 2010. On September 28, 2010, the District Court allowed NHMS’ motion to add additional parties to the lawsuit responsible for distribution of the cart involved in the accident. NHMS has served those additional complaints and is pursuing possible contribution and indemnity via cross-claims and third party claims. Discovery and motions practice is ongoing in this matter.

9. STOCK COMPENSATION PLANS

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009—Awards under the 2004 Stock Incentive Plan (the 2004 Plan) may consist of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate in February 2014. No individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year. In the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. To date, all stock options granted under the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date. To date, stock options expire ten years from grant date and vest immediately or in equal installments over three years and restricted stock and restricted stock units vest three years from grant date or in equal installments over three years.

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

In the nine months ended September 30, 2010, the Compensation Committee of the Company’s Board of Directors approved a grant of 35,000 shares of restricted stock under the Company’s performance-based Incentive Compensation Plan to the Company’s Vice Chairman and Chief Financial Officer, and 35,000 restricted stock units to the Company’s President and Chief Operating Officer, both subject to reaching certain defined full year 2010 earnings targets. As provided in the 2004 Plan, awards of restricted stock or restricted stock units generally remain subject to forfeiture and restrictions on transferability until vested. In the nine months ended September 30, 2009, the Compensation Committee approved a grant of 20,000 shares of restricted stock under the Company’s performance-based Incentive Compensative Plan to the Company’s Vice Chairman and Chief Financial Officer, and 20,000 restricted stock units to the Company’s President and Chief Operating Officer, both subject to reaching certain defined full year 2009 earnings targets. The Compensation Committee also approved a grant of 40,000 stock options that vest after three years to a non-executive management employee at an exercise price per share of $14.58, which equaled market value at date of grant. The performance period for these restricted stock and restricted stock unit grants ended during the nine months ended September 30, 2010 resulting in the forfeiture of 7,680 shares by each recipient.

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

Share-based compensation cost for the three months ended September 30, 2010 and 2009 totaled $543,000 and $441,000, before income taxes of $235,000 and $183,000, and for the nine months ended September 30, 2010 and 2009 totaled $1,518,000 and $1,222,000, before income taxes of $622,000 and $485,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at September 30, 2010 or December 31, 2009. As of September 30, 2010, there was approximately $512,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 0.9 year, and none related to the 1994 Plan or the Formula Stock Option Plan. As of September 30, 2010, there was approximately $1,144,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.7 year.

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

The following segment information on continuing operations is for the three and nine months ended September 30, 2010 and 2009, and as of September 30, 2010 and December 31, 2009 (in thousands):

	Three Months Ended September 30:
	2010			2009
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$119,429	$3,801	$123,230	$128,781	$5,777	$134,558
Depreciation and amortization	13,585	76	13,661	13,403	120	13,523
Equity investee losses (Note 2)	—	—	—	(3,239)	—	(3,239)
Operating income (loss)	25,461	(213)	25,248	32,543	183	32,726
Capital expenditures	5,885	25	5,910	9,683	4	9,687

	Nine Months Ended September 30:
	2010			2009
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$405,298	$14,029	$419,327	$441,441	$18,557	$459,998
Depreciation and amortization	40,775	222	40,997	39,664	349	40,013
Equity investee losses (Note 2)	—	—	—	(62,036)	—	(62,036)
Operating income	109,012	161	109,173	141,020	773	141,793
Capital expenditures	16,521	65	16,586	37,155	70	37,225

	September 30, 2010			December 31, 2009
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Other intangibles	$394,972	—	$394,972	$394,983	—	$394,983
Goodwill intangibles	181,013	—	181,013	181,013	—	181,013
Total assets	1,918,370	$25,489	1,943,859	1,941,441	$27,580	1,969,021

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (both from continuing operations) for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2010	2009	2010	2009
Total segment operating income from continuing operations	$25,248	$32,726	$109,173	$141,793
Adjusted for:
Interest expense, net	(12,720)	(13,651)	(39,295)	(31,273)
Equity investee losses (Note 2)	—	(3,239)	—	(62,036)
Other income (expense), net	(204)	(111)	183	(197)

Consolidated income from continuing operations before income taxes	$12,324	$15,725	$70,061	$48,287

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

No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation for any period presented. The Company has incurred legal fees and other transaction costs associated with the sale of 100% interest in one of its oilfields, as discussed further below, and these costs are reflected in discontinued operations. Any remaining estimated costs to sell or dispose, if any, have not yet been determined and, as such, none are reflected in discontinued operations. There were no significant revenues generated from oil and gas activities in the three and nine months ended September 30, 2010 or 2009. During the three and nine months ended September 30, 2010 and 2009, the Company incurred costs primarily for legal and management fees associated with efforts to maximize and preserve remaining realizable value, if any, of its foreign investment interests and other oil and gas activities, all of which are reflected in loss from discontinued operation. Loss from discontinued operation is reported net of income tax benefits of $271,000 and $1,125,000 for the three and nine months ended September 30, 2009, respectively. There were no associated income tax benefits for the three and nine months ended September 30, 2010. As to discontinued operations at December 31, 2009, current assets represent primarily prepaid expenses and current liabilities represent primarily accrued maintenance and management fees, all associated with oil and gas activities. At September 30, 2010, there were no assets and liabilities were insignificant. At September 30, 2010 and December 31, 2009, the Company had no outstanding standby letters of credit associated with oil and gas activities.

SMIL presently owns an interest in one foreign entity owning certain oil and gas mineral rights in Russia. During the second quarter 2010, SMIL sold its interest in another foreign entity to a third party owned by a former contracted service provider. Sales consideration is based on the Company’s right to receive a specified portion of future profits (as defined), and the Company will receive a specified percentage of any gross sales price or prior year profits (as defined) should the interest be resold to another third party. SMIL’s management contracts with service providers for the oilfields were terminated, and the Company was fully released from all known or unknown liabilities, with $1.3 million paid to these providers as consideration for release pursuant to the contracts. No gain or loss from this sale has been reflected because the Company has no remaining investment or liabilities. Also, because of uncertainty regarding recoverability, future gains, if any, would be recognized only if proceeds are received by the Company. At this time, the Company anticipates possible sale or transfer of the remaining foreign interest in 2010 under similar arrangements.

The Company recorded receivables of approximately $455,000 and $912,000 for the three months ended September 30, 2010 and 2009, and $1,986,000 and $2,893,000 for the nine months ended September 30, 2010 and 2009, under its profit and loss sharing arrangement with Oasis Trading Group LLC, a US entity which provided oil and gas management and operational services to the Company, for that entity’s reimbursable share of these costs. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability and recovery from future oil and gas activities no longer Company owned as described above or from legal proceedings. As such, uncertainty exists regarding recoverability and the Company has recorded allowances to fully reserve these possibly uncollectible amounts as of September 30, 2010 and December 31, 2009, which are reflected as a component of loss from discontinued operation. See Note 8 for information on legal proceedings associated with oil and gas activities.

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

“Other operating revenue” includes: revenues of TSI, which develops electronic media promotional programming and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel; certain merchandising revenues of SMI Properties; car and part sales of US Legend Cars; restaurant, catering and membership income from the Speedway Clubs at CMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant ®; and industrial park and office rentals. “Earnings or losses on equity investees” includes the Company’s share of its Motorsports Authentics merchandising joint venture equity investee profits or losses. The Company’s revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than non-event merchandise sales, as well as sales of TSI, US Legend Cars, Oil-Chem, SMI Properties, or other operating revenues.

The Company classifies expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school and karting revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services. “NASCAR purse and sanction fees” includes payments to, and portions of broadcasting revenues retained by, NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of TSI and certain SMI Properties merchandising, US Legend Cars, Speedway Clubs, Oil-Chem and industrial park and office tower rental revenues.

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

Seasonality and Quarterly Results

In 2010, the Company plans to hold 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also plans to hold eight NASCAR Camping World Truck Series racing events, three NASCAR K&N Pro Series racing events, three IndyCar racing events, six major NHRA racing events, three WOO racing events, one US Legend Cars international circuit racing event, and one ARCA racing event. In 2009, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also held eight NASCAR Camping World Truck Series racing events, three IndyCar racing events, five major NHRA racing events, two ARCA Series racing events, and three WOO racing events.

The Company’s business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in the Company’s operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. One annual NASCAR Sprint Cup race is being realigned from a first quarter event at AMS to a third quarter event at KS beginning in 2011. This realignment is expected to impact future operating income positively in the third quarter and negatively in the first quarter. Racing schedules may change from time to time, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of the Company’s motorsports business. The results of operations for the three and nine months ended September 30, 2010 are not indicative of results that may be expected for the entire year because of such seasonality.

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

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General factors and current operating trends, including ongoing uncertainty due to weak economic conditions and tightened credit and financial markets

•	Our long-term, multi-year contracted revenues are significant

•	Revised 2010 earnings guidance

Items discussed elsewhere in indicated sections of this report:

•	NASCAR Sprint Cup race date realigned to Kentucky Speedway (discussed in Note 4 to the Consolidated Financial Statements and Part II, Item 1A “Risk Factors”)

•	Motorsports Authentics merchandising joint venture (discussed in Note 2 to the Consolidated Financial Statements)

•	Eight-year NASCAR broadcasting rights agreement (discussed below in “Future Liquidity”)

•	Possible capital expenditures (discussed below in “Liquidity and Capital Resources - Capital Expenditures”)

•	Discontinued oil and gas operations (discussed in Note 11 to the Consolidated Financial Statements)

•	Quarterly cash dividends on common stock (discussed below in “Liquidity and Capital Resources – Dividends”)

General Factors and Current Operating Trends—The Company’s year-to-date results for the 2010 race season reflect decreases in admissions, sponsorships, luxury suite rentals, NASCAR ancillary rights, radio broadcasting, souvenir merchandising, and other event related revenue categories. Management believes these revenues were negatively impacted by declines in consumer and corporate spending from the recession, difficult credit and housing markets, and other economic factors as further described below. In 2010, similar to 2009, management has reduced many ticket prices, offered extended payment terms to many ticket buyers (although generally not beyond when events are held), and implemented various promotional campaigns to help foster fan support and mitigate any near-term demand weakness. Admission revenues have declined recently from both fewer fans attending our race events and from lower average ticket prices. Lower ticket prices in 2010 constituted approximately 49% of the total decline in year-to-date admission revenues for NASCAR-sanctioned Sprint Cup and Nationwide series racing events as compared to 2009. Also, the Company has increased advertising and other promotional activities to help offset the ongoing impact of these adverse economic and market conditions. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold well in advance. A sizable portion of the Company’s year-over-year revenue decline reflects 2009 revenues sold in 2008 before recessionary conditions peaked. Similarly, it will likely take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment.

Most of the Company’s 2011 NASCAR Sprint Cup and Nationwide Series event sponsorships, and many for years beyond 2011, are already sold. Along with realigning an annual NASCAR Sprint Cup race date from AMS to KS, the annual Sprint Cup race dates for IR and NHMS previously held in the second quarter are scheduled to be held in the third quarter beginning in 2011 (one and two calendar weeks later, respectively, than in 2010). The Company believes hosting the IR and NHMS racing events at these later dates should help increase ticket demand due to being further into the summer vacation season and the prospects for better weather.

The 2010 to-date broadcast television and cable ratings for the NASCAR Sprint Cup and Nationwide Series have shown decreases and increases, respectively, compared to the prior year; however, several racing events have been delayed or rescheduled due to poor weather, which we believe adversely affects television ratings. The Sprint Cup Series continues as the second highest rated regular season televised sport (only the National Football League is higher), and the NASCAR Nationwide Series was the second, and the NASCAR Camping World Truck Series was the third, highest rated motorsports series on television. As described below, much of our future revenues are already contracted under these and other long-term contracts, including television broadcasting rights revenue. In 2010 and future seasons, NASCAR has made, and will likely continue making, refinements to racing rules, technical changes and other adjustments as a sanctioning body to enhance on-track racing competition and excitement and generate additional fan interest. Such refinements include the recently reintroduced “double-file restarts”, changing from rear wings to spoilers on certain “Car of Tomorrow” models, and introducing a new redesigned race car for the Nationwide racing series. Also, female drivers such as Danica Patrick in the Nationwide race series, generate substantial media interest and focus, and represent one of the many sizeable and largely untapped demographics in NASCAR racing. We believe these, as well as other ongoing industry developments, are favorable, long-term industry changes that provide us with many new marketing and future growth opportunities.

Many economic factors have and may continue to dampen consumer and corporate spending, including adversely impacting recreational and entertainment spending, resulting in a negative impact on our motorsports and non-motorsports activities. As reflected in our “Revised 2010 Earnings Guidance” below, reduced consumer and corporate spending has had, and we believe will continue to have, a negative impact on admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, driving school, and luxury suite and other track rentals, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. Historically low levels of consumer confidence, difficult residential real estate and mortgage markets, sizable stock market declines or volatility, tight consumer and business credit markets, among other recessionary conditions and economic factors, have dampened and may continue to dampen consumer spending. The strength of the US economy, including the financial and credit markets, currently remains uncertain due to these factors. Government responses and actions may or may not successfully restore stability to the credit and consumer markets and improve economic conditions in the foreseeable future. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these severe conditions might improve cannot be determined at this time. Each of these negative factors, and particularly when combined, have and may further adversely impact various industries of our present and potential consumer and corporate customers, resulting in further spending declines that could adversely impact our revenues and profitability.

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

All of the aforementioned factors, among others, can have a material adverse impact on our future operating results, cash flows and growth. However, management believes our strong operating cash flow will continue, and that ticket demand and corporate marketing and promotional spending will increase as the economy improves. See Item 1A “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K for additional information on the ongoing disruptions in the financial markets and recessionary and industry conditions.

Our Long-term, Multi-year Contracted Revenues Are Significant—–Much of our total revenue is generated under long-term contracts, which management believes helps solidify our financial strength and stabilize our earnings and cash flows. The term of the eight-year NASCAR television broadcast agreement is through 2014, and many of our sponsorships and other corporate marketing contracts are for multiple years, which helps provide revenue and other financial stability. We believe the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. We also have contracted revenues under several long-term operating leases for various office, warehouse and industrial park space to various entities largely involved in motorsports. We believe the substantial amount of total revenue generated under our long-term contracts, such as those described above, helps stabilize the Company’s financial resilience and profitability during difficult recessionary economic conditions. The Company’s naming rights agreement that renamed Charlotte Motor Speedway as Lowe’s Motor Speedway expired after 2009, and was not renewed. The expired agreement provided significant contracted revenues. Costs incurred for renaming the speedway facility, and replacing promotional signage, materials and merchandise, did not have a material adverse effect on the Company’s financial condition, operating results or cash flows. The Company’s naming rights agreement that renamed Sears Point Raceway as Infineon Raceway expires after 2011. The agreement provides significant contracted revenues, and there can be no assurance the Company will execute any replacement agreements on acceptable terms.

Revised 2010 Earnings Guidance—–In connection with the Company’s third quarter 2010 earnings release, management revised its previous full year 2010 guidance to $0.80-$1.00 per diluted share from continuing operations. This revised guidance reflects the continuing negative impact of recessionary conditions and uncertainty regarding the timing and pace of economic recovery.

RESULTS OF OPERATIONS

As reflected below, management believes admissions, many event related revenue categories, and other operating revenues continue to be negatively impacted by declines in consumer and corporate spending due to the weak economic conditions and difficult consumer credit and housing markets. Also, poor weather can negatively affect current events, particularly attendance, as well as successive events in future periods because past fan and other customer event experience can impact future demand. In 2010, similar to 2009, management has reduced many ticket prices to help foster fan support and mitigate any near-term demand weakness. Admission revenues have declined recently from both fewer fans attending our race events and from lower average ticket prices. While lower ticket prices can affect operating margins as compared to historical levels, management believes these are prudent measures in the current operating environment.

Historically, SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold well in advance. A sizable portion of the Company’s year-over-year revenue decline reflects 2009 revenues sold in 2008 before recessionary conditions peaked.

The more significant racing schedule changes for the three and nine months ended September 30, 2010 as compared to 2009 include:

•	One NASCAR Sprint Cup and one Nationwide Series racing event at TMS was postponed and rescheduled in the second quarter 2010 due to poor weather

•	CMS hosted a new major NHRA racing event in the first quarter 2010 that was not held in the same period last year

•	One NASCAR Sprint Cup Series race at CMS was postponed and shortened, and pole position qualifying for a NASCAR Sprint Cup race at NHMS was cancelled, due to poor weather in the second quarter 2009

•	US Legend Cars conducted an inaugural international circuit racing event at CMS in the third quarter 2010

Non-GAAP Financial Information Reconciliation—Income from continuing operations, and diluted earnings per share from continuing operations, before equity investee losses set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income and diluted earnings per share and to income from continuing operations and diluted earnings per share from continuing operations. The following schedule reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. This schedule also separately presents net income and diluted earnings per share for the Company’s consolidated operations, discontinued operations, equity investee losses of MA, and the Company’s income from continuing operations excluding MA equity investee losses, all net of taxes.

This non-GAAP financial information is presented nowhere else in this Quarterly Report. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately presents equity investee losses that are not reflective of ongoing operating results, and helps in understanding, using and comparing the Company’s results of operations separately from equity investees for the periods presented. Management uses the non-GAAP information to assess the Company’s operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate information better reflects ongoing operating results. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income, diluted earnings per share, or income and diluted earnings per share from continuing operations, determined in accordance with GAAP. See Note 11 to the Consolidated Financial Statements for additional information on discontinued operations, and Note 2 “Joint Venture Equity Investment” to the Consolidated Financial Statements for additional information on the Company’s equity investment, including a sizable second quarter 2009 impairment charge.

	Three Months Ended September 30:		Nine Months Ended September 30:
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Consolidated net income using GAAP	$6,459	$7,943	$38,457	$4,879
Loss from discontinued operation	535	1,177	2,846	3,517

Consolidated income from continuing operations	6,994	9,120	41,303	8,396
Equity investee losses	—	3,239	—	62,036

Non-GAAP consolidated income from continuing operations excluding equity investee losses	$6,994	$12,359	$41,303	$70,432

Consolidated diluted earnings per share using GAAP	$0.15	$0.19	$0.92	$0.11
Loss from discontinued operation	0.01	0.02	0.06	0.08

Consolidated diluted earnings per share from continuing operations	0.16	0.21	0.98	0.19
Equity investee losses	—	0.08	—	1.46

Non-GAAP diluted earnings per share from continuing operations excluding equity investee losses	$0.16	$0.29	$0.98	$1.65

Three Months Ended September 30, 2010 Compared To Three Months Ended September 30, 2009

Total Revenues for the three months ended September 30, 2010 decreased by $11.3 million, or 8.4%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended September 30, 2010 decreased by $6.2 million, or 13.5%, from such revenue for the same period last year. This decrease is due primarily to both lower overall admissions and lower average ticket prices at NASCAR-sanctioned racing events held in the current period. Lower ticket prices in the current period constitute approximately 64% of this total decline in admissions revenues for NASCAR-sanctioned racing events as compared to the same period last year.

Event Related Revenue for the three months ended September 30, 2010 decreased by $4.1 million, or 10.0%, from such revenue for the same period last year. This decrease is due primarily to declines in sponsorships, other corporate marketing arrangements, souvenir merchandising and other revenues associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year. The decrease in sponsorship revenues reflects the expiration of CMS’s naming rights agreement after 2009. The overall decrease was partially offset by event related revenues associated with an inaugural US Legend Cars international circuit racing event held at CMS in the current period.

NASCAR Broadcasting Revenue for the three months ended September 30, 2010 increased by $1.2 million, or 2.9%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held during the current period.

Other Operating Revenue for the three months ended September 30, 2010 decreased by $2.2 million, or 28.5%, from such revenue for the same period last year. This decrease is due primarily to lower non-event souvenir merchandising and, to a lesser extent, Oil-Chem revenues in the current period.

Direct Expense of Events for the three months ended September 30, 2010 decreased by $550,000, or 1.8%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with NASCAR-sanctioned racing events, including cost reduction efforts, and lower attendance, souvenir merchandise and event related revenues in the current period. The decrease was also due to lower insurance costs in the current period as compared to the same period last year. The overall decrease was partially offset by purse fees and operating costs associated with the inaugural US Legend Cars international circuit racing event held at CMS and, to a lesser extent, higher event advertising costs in the current period.

NASCAR Purse and Sanction Fees for the three months ended September 30, 2010 decreased by $606,000, or 2.1%, from such expense for the same period last year. This decrease reflects lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the three months ended September 30, 2010 decreased by $1.2 million, or 20.5%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising and, to a lesser extent, Oil-Chem revenues in the current period.

General and Administrative Expense for the three months ended September 30, 2010 decreased by $1.6 million, or 7.2%, from such expense for the same period last year. This decrease is due primarily to lower compensation costs in the current period and, to a lesser extent, to a combination of individually insignificant items.

Depreciation and Amortization Expense for the three months ended September 30, 2010 increased by $138,000, or 1.0%, over such expense for the same period last year. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities.

Interest Expense, Net for the three months ended September 30, 2010 was $12.7 million compared to $13.7 million for the same period last year. This change reflects lower average Credit Facility borrowings outstanding and, to a lesser extent, higher capitalized interest in the current period as compared to the same period last year. Those changes were partially offset by higher average interest rates on Credit Facility borrowings in the current period. See Note 5 to the Consolidated

Financial Statements for additional information.

Equity Investee Losses for the three months ended September 30, 2009 were $3.2 million, representing the Company’s 50% share of joint venture equity investee operating results. As further discussed in Note 2 to the Consolidated Financial Statements, the carrying value of the Company’s equity investment in MA is $0 at September 30, 2010 and December 31, 2009. Under equity method accounting, the Company no longer records its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. Because of uncertainty about MA’s ability to achieve sustained profitability, management continues to believe MA’s estimated fair value is $0 under applicable authoritative guidance. As such, no income from MA’s operations for the three months ended August 31, 2010 was recognized by the Company under the equity method.

Other Expense, Net for the three months ended September 30, 2010 was $204,000 compared to $111,000 for the same period last year. This change is due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the three months ended September 30, 2010 was 43.2%. As further discussed in Note 2 to the Consolidated Financial Statements, the third quarter 2009 tax rate was negatively impacted by decreases in income exempt from income taxes, and was positively impacted by decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities, and decreases in valuation allowances against deferred tax assets associated with MA equity investee losses. Without these valuation allowances and settlements, the Company’s effective tax rate for the three months ended September 30, 2009 would have been 41.6%.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, in the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. The operating results for all oil and gas activities are reported as discontinued operations using applicable authoritative guidance, and reflect costs incurred primarily for legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any.

Net Income for the three months ended September 30, 2010 was $6.5 million compared to $7.9 million for the same period last year. This change is due to the factors discussed above.

Nine Months Ended September 30, 2010 Compared To Nine Months September 30, 2009

Total Revenues for the nine months ended September 30, 2010 decreased by $40.7 million, or 8.8%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the nine months ended September 30, 2010 decreased by $21.8 million, or 15.6%, from such revenue for the same period last year. This decrease is due primarily to both lower overall admissions and lower average ticket prices at NASCAR-sanctioned racing events held in the current period. Lower ticket prices in the current period constitute approximately 49% of this total decline in admissions revenues for NASCAR-sanctioned racing events as compared to the same period last year. The overall decrease was partially offset by CMS hosting a new NHRA Nationals racing event in the first quarter 2010.

Event Related Revenue for the nine months ended September 30, 2010 decreased by $18.0 million, or 12.5%, from such revenue for the same period last year. This decrease is due primarily to declines in sponsorships, radio broadcasting, souvenir merchandising, luxury suite rentals, food and beverage concessions, and other revenues associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year. The decrease in sponsorship revenues reflects the expiration of CMS’s naming rights agreement after 2009. The overall decrease was partially offset by event related revenues associated with the new NHRA Nationals and, to a lesser extent, the inaugural US Legend Cars international circuit, racing events held at CMS in the current period.

NASCAR Broadcasting Revenue for the nine months ended September 30, 2010 increased by $4.2 million, or 2.8%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held during the current period.

Other Operating Revenue for the nine months ended September 30, 2010 decreased by $5.1 million, or 18.8%, from such revenue for the same period last year. This decrease is due primarily to lower non-event souvenir merchandising and, to a lesser extent, Oil-Chem revenues in the current period.

Direct Expense of Events for the nine months ended September 30, 2010 decreased by $3.7 million, or 4.2%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with NASCAR-sanctioned racing events, including cost reduction efforts, and lower admissions, souvenir merchandise and event related revenues in the current period. The decrease was also due to lower insurance costs in the current period.

The overall decrease was also partially offset by an increase in event advertising costs, and by operating costs associated with the new NHRA Nationals, and the inaugural US Legend Cars international circuit, racing events held at CMS in the current period. Excluding operating costs associated with the new NHRA Nationals and US Legend Cars international circuit racing events held at CMS in current period, direct expense of events would have decreased approximately 8% as compared to the same period last year.

NASCAR Purse and Sanction Fees for the nine months ended September 30, 2010 decreased by $2.3 million, or 2.2%, from such expense for the same period last year. This decrease reflects lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the nine months ended September 30, 2010 decreased by $3.5 million, or 16.7%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising and, to a lesser extent, Oil-Chem revenues in the current period. The overall decrease was partially offset by an increase in operating costs associated with US Legend Cars, particularly advertising.

General and Administrative Expense for the nine months ended September 30, 2010 increased by $488,000, or 0.7%, over such expense for the same period last year. This increase is due primarily to higher property taxes, non-event insurance, and professional fees in the current period as compared to the same period last year. The overall increase was partially offset by lower compensation costs in the current period.

Depreciation and Amortization Expense for the nine months ended September 30, 2010 increased by $984,000, or 2.5%, over such expense for the same period last year. This increase is due primarily to increased depreciation expense from additions to property and equipment at the Company’s speedways and other facilities.

Interest Expense, Net for the nine months ended September 30, 2010 was $39.3 million compared to $31.3 million for the same period last year. This change reflects the interest expense associated with the 2009 Senior Notes issued in May 2009, higher average interest rates on Credit Facility borrowings and, to a lesser extent, lower investment earnings in the current period as compared to the same period last year. Those changes were partially offset by lower average Credit Facility borrowings outstanding and, to a lesser extent, higher capitalized interest in the current period. See Note 5 to the Consolidated Financial Statements for additional information.

Equity Investee Losses for the nine months ended September 30, 2009 were $62.0 million, representing the Company’s 50% share of joint venture equity investee operating results, including an impairment charge of approximately $55.6 million (with no income tax benefits) to reduce MA’s business net assets to estimated fair value as of June 30, 2009. As further discussed in Note 2 to the Consolidated Financial Statements, the carrying value of the Company’s equity investment in MA is $0 at September 30, 2010 and December 31, 2009. Under equity method accounting, the Company no longer records its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. Because of uncertainty about MA’s ability to achieve sustained profitability, management continues to believe MA’s estimated fair value is $0 under applicable authoritative guidance. As such, no income from MA’s operations for the nine months ended August 31,

2010 was recognized by the Company under the equity method.

Other Income, Net for the nine months ended September 30, 2010 was $183,000 compared to other expense, net of $197,000 for the same period last year. This change reflects income associated with certain SMI property recognized in the current period, and a loss recognized on disposal of certain LVMS property and equipment in the same period last year. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. The Company’s effective income tax rate for the nine months ended September 30, 2010 was 41.0%. As further discussed in Note 2 to the Consolidated Financial Statements, the 2009 interim period tax rate was negatively impacted by increases in valuation allowances against deferred tax assets associated with MA equity investee losses and decreases in income exempt from income taxes, and was positively impacted by decreases in income tax liabilities for settlements with taxing authorities. Without these valuation allowances and settlements, the Company’s effective tax rate for the nine months ended September 30, 2009 would have been 39.7%.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, in the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. The operating results for all oil and gas activities are reported as discontinued operations using applicable authoritative guidance, and reflect costs incurred primarily for legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any.

Net Income for the nine months ended September 30, 2010 was $38.5 million compared to $4.9 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the nine months ended September 30, 2010 resulted primarily from:

(1)	net cash provided by operations amounting to $102.4 million;

(2)	repayment of long-term debt amounting to $51.2 million;

(3)	payment of quarterly cash dividends amounting to $12.6 million;

(4)	repurchases of common stock amounting to $8.5 million; and

(5)	cash outlays for capital expenditures amounting to $16.6 million.

The Company had the following contractual obligations as of September 30, 2010 (in thousands):

	Payments Due By Period
Contractual Cash Obligations:(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Current liabilities, excluding deferred race event income, accrued income taxes and deferred income taxes	$55,378	$55,378	—	—	—
Long-term debt, bank credit facility, senior notes and senior subordinated notes	622,384	1,269	$352,779	$371	$267,965
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	3,027	—	—	3,027	—
Interest on fixed rate debt obligations	194,827	46,338	84,322	48,125	16,042
Interest on floating rate Credit Facility debt(2)	2,403	790	1,580	33	—
NASCAR purse and sanction fees(3)	18,833	18,833	—	—	—
Operating leases	1,119	677	434	8	—

Total Contractual Cash Obligations	$900,565	$123,285	$439,115	$51,564	$286,601

	Commitment Expiration By Period
Other Commercial Commitments:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit	$855	$855	—	—	—
Contingent guarantee obligations	5,000	2,500	$2,500	—	—

Total Other Commercial Commitments	$5,855	$3,355	$2,500	—	—

(1)	Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods; (b) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs; (c) income tax liabilities of approximately $9.3 million as of September 30, 2010 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (d) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $16.6 million in the nine months ended September 30, 2010).
(2)	Interest payments reflected for the floating rate Credit Facility are estimated based on outstanding borrowings aggregating $20.0 million as of September 30, 2010, and average interest rates of 3.8% in the nine months ended September 30, 2010. The Credit Facility is scheduled to expire in July 2012, and no estimated interest payments beyond that date are reflected.
(3)	NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2010. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR purse and sanction fees. Fees for years after 2010 are being finalized and could change substantially should future race schedules change.

FUTURE LIQUIDITY

At September 30, 2010, the Company’s cash and cash equivalents totaled $112.9 million, short-term investments totaled $975,000, outstanding borrowings under the 2009 Credit Facility amounted to $20.0 million, and outstanding letters of credit amounted to $855,000. At September 30, 2010, the Company had availability for borrowing up to an additional $279.1 million, including up to an additional $74.1 million in letters of credit, under the 2009 Credit Facility. At September 30, 2010, net deferred tax liabilities totaled $329.9 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

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

The Company completed a private placement of 8 3/4% Senior Notes in aggregate principal amount of $275.0 million in

May 2009, and amended and restated its long-term, senior secured revolving Credit Facility in July 2009. Net offering proceeds of approximately $261.0 million were used to reduce outstanding borrowings under the Company’s Credit Facility described below. The 2009 Senior Notes increased our indebtedness levels and leverage, and the amended and restated Credit Facility contains higher adjustable interest rate tiers and more restrictive financial ratio covenants. As further discussed in “General Factors and Current Operating Trends” and “Revised 2010 Earnings Guidance” above, various economic and industry factors have, and may continue to, dampen consumer and corporate spending. We believe this reduced spending will continue to negatively impact admissions and event related revenues, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. Our operating results have benefited from lower interest rates under the Credit Facility prior to amendment. The tightened credit and financial markets have resulted in higher interest and other borrowing costs and more restrictive financial covenants for many companies in numerous industries. At present outstanding debt levels, higher interest costs from increased indebtedness and interest rates will negatively impact our future profitability and cash flows. These factors, as well as others, could make compliance with restrictive financial covenants more difficult. See Item 1A “Risk Factors” in the Company’s 2009 Annual Report on Form 10-K for additional risk factors related to our indebtedness.

Management believes the most restrictive financial covenant in the Company’s debt agreements is the 2009 Credit Facility requirement for maintaining minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.75 to 1.0 on September 30, 2010, increasing to no less than 3.0 to 1.0 on December 31, 2010. The Company was in compliance with this and all other debt covenants as of September 30, 2010. Management actively monitors compliance with this and all other financial covenants. The Company’s operating results for the nine months ended September 30, 2010 reduced the surplus between the required minimum ratio and the actual ratio, and depending on the operating results for the remaining three months in 2010, the surplus available for maintaining compliance at December 31, 2010 may be further reduced. If future operating results or events result in further reducing such surplus below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. However, we can provide no assurance that further deteriorations in our profitability or cash flows, or other unforeseen negative operating factors or conditions, would not result in non-compliance with this or any other debt covenant. Any such non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in Item 1A “Risk Factors” in the Company’s 2009 Annual Report on Form 10-K, possible material adverse effects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

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

The 2009 Credit Facility contains a number of affirmative and negative financial covenants, including requiring the Company to maintain certain ratios of funded debt to EBITDA, senior debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, dispositions of property, entering into new lines of business and incurring other debt. See Note 5 to the Consolidated Financial Statements for additional information.

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

The Company was in compliance with all applicable covenants under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes as of September 30, 2010.

Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements—Broadcasting revenues continue to be a significant long-term revenue source for the Company’s core business. A substantial portion of the Company’s profit in recent years has resulted from a significant increase in television revenues received from NASCAR contracts with various television networks. NASCAR ratings can impact attendance at Company events and sponsorship opportunities. We participate in the combined eight-year NASCAR agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic television broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. NASCAR announced that these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. This eight-year NASCAR broadcasting rights arrangement provides the Company with increases in annual contracted revenues through 2014 averaging 3% per year. The Company’s contracted NASCAR broadcasting revenues totaled approximately $174 million for 2009, and are expected to approximate $179 million for 2010.

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

Management also believes these contracts have long-term strategic benefits. For instance, cable broadcasters can support a higher investment through subscriber fees not available to networks, which is resulting in increased rights fees for sports properties. NASCAR’s decision to retain a significant portion of its event schedule on network television is believed to be important to the sport’s future growth. The retention of both cable and network broadcasters should continue to drive increased fan and media awareness for all three NASCAR racing series which should help bolster long-term attendance and corporate marketing appeal. Management believes ESPN’s involvement should result in the Nationwide Series benefiting from the improved continuity of its season-long presence on ESPN, and motorsports in general should benefit from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to that ESPN provides with the other major sports. Management believes these long-term contracted revenue sources help solidify the Company’s financial strength and stabilize earnings and cash flows.

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

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4.0 million shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the 2009 Credit Facility, Senior Subordinated Notes and 2009 Senior Notes, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During the nine months ended September 30, 2010, the Company repurchased 552,000 shares of common stock for approximately $8.5 million. As of September 30, 2010, the Company could repurchase up to an additional 803,000 shares under the current authorization.

CAPITAL EXPENDITURES

Management believes significant growth in the Company’s revenues depends, in part, on consistent investment in facilities. As such, the Company expects to continue to make substantial capital improvements in its facilities to meet increasing demand and to increase revenue. Currently, a number of significant capital projects are underway. At September 30, 2010, the Company had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at its speedways. In 2010, the Company renovated and modernized the infield at BMS, replaced certain CMS seating with new, wider premium permanent seating along its front-stretch grandstands, and repaved various track surfaces and improved traffic infrastructure.

The Company plans to make expenditures for leading-edge video and media technology to enhance the entertainment experience of race fans while attending events at CMS and NHMS, and for “green” initiatives at certain speedway facilities. Similar to prior years, the Company plans to continue modernizing and expanding media centers, concessions, camping and hospitality areas, restrooms and other fan amenities. The Company also plans to continue improving and expanding on-site roads and available parking, and reconfigure traffic patterns and entrances to ease congestion and improve traffic flow at its speedways.

As further discussed in Note 4 to the Consolidated Financial Statements, the Company obtained approval to realign a NASCAR Sprint Cup racing event to KS beginning in 2011. Kentucky state lawmakers have passed legislation that provides tax incentives for certain qualifying capital projects that would facilitate expansion and improvement of Kentucky’s facilities within the next few years. Under such legislation, qualifying projects must conduct events that are in the “top” league, series or sanctioned level of their type of event, as defined, have not been previously held in Kentucky, provide permanent seating for 65,000 spectators and be broadcast nationally, among other terms and conditions. The Company plans to renovate, modernize and significantly increase permanent seating at KS (amounts and exact number of seats have not yet been determined) depending on the amounts and limits of enacted tax incentives. The Company has begun reconfiguring and expanding onsite roads, available parking, traffic patterns and entrances, and modernizing and expanding concessions, camping, restrooms and other Kentucky speedway facilities. The contemplated expansion and improvements will likely involve material capital expenditures in 2010 and over several years in amounts not yet finalized but which could range up to $60.0 million or more.

As further described in Note 2 to the Consolidated Financial Statements, the Company has a contingent obligation for additional Kentucky purchase consideration of $7.5 million, payable in 60 monthly installments of $125,000 upon satisfaction of both of the following conditions: (i) Kentucky state lawmakers successfully enacting certain tax incentive legislation and (ii) the Company must conduct a NASCAR-sanctioned Sprint Cup Series racing event at Kentucky. Management will evaluate the satisfaction of both conditions upon final execution of the race event realignment, which would trigger the contingent payment obligation. The Company intends to fund such contingent obligation, if it becomes payable, with available cash and cash investments.

At this time, aggregate payments for capital expenditures in 2010 are estimated to approximate $40.0 to $50.0 million, including expenditures for KS. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under the 2009 Credit Facility as needed. Numerous factors, many of which are beyond the Company’s control, may influence the ultimate costs and timing of various capital improvements at its facilities, including:

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

The Company also continually evaluates new opportunities that will add value for its stockholders, including the acquisition and construction of new speedway facilities, the expansion and development of existing US Legend Cars and Oil-Chem products and markets, and the expansion into new and complementary businesses.

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

On October 20, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on December 10, 2010 to shareholders of record as of November 19, 2010. This 2010 quarterly cash dividend will be paid using available cash and cash equivalents.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, the 2009 Credit Facility provides for a separate sub-limit for letters of credit of up to $75.0 million. As of September 30, 2010, the Company had aggregate outstanding letters of credit of $855,000. Also, as of September 30, 2010, the Company had a contingent guarantee obligation associated with an equity investee limited to approximately $5.0 million, which expires through 2013. Should the equity investee have insufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes no obligation should be recorded at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—The Company’s financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable, and the 2009 Credit Facility. See Note 2 to the Consolidated Financial Statements “Fair Value of Financial Instruments” for additional information on the Company’s financial instruments and fair value information. A change in interest rates of one percent on floating rate notes receivable and debt balances outstanding at September 30, 2010 would cause an approximate change in annual interest income of $32,000 and annual interest expense of $200,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

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

Other Market Risk—As described in “Liquidity and Capital Resources” above, the Company had aggregate outstanding standby letters of credit of $855,000 as of September 30, 2010. As described in “Off-Balance Sheet Arrangements” above, the Company also had a contingent guarantee obligation of approximately $5.0 million as of September 30, 2010.

As described in Note 2 to the Consolidated Financial Statements, as of September 30, 2010 and December 31, 2009, the Company had short-term investments in auction rate securities held in large, qualified financial institutional investment accounts that are classified as “trading” securities and carried at fair value. As of September 30, 2010 and December 31, 2009, the Company has approximately $975,000 invested in auction rate securities, which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

As of and during the nine months ended September 30, 2010, there have been no other significant changes in the Company’s interest rate risk, equity price risk or other market risk.

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

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal controls over financial reporting in the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

At any time, the Company may evaluate or attempt to realign one or more NASCAR Sprint Cup Series (or other motorsports series) race dates among its multiple track facilities. Many factors and alternatives must be considered, including the popularity and profitability of various races, the relative seating capacity at each track, alternative uses and revenues for such tracks in the event a race is moved, the costs of any capital expenditures to upgrade or expand facilities, the lead time required to complete any such upgrades or expansion, alternative uses of capital, any existing or potential governmental tax incentives, changing economic conditions at the individual tracks and in the economy as a whole, as well as various other strategic issues. While relocation of any Sprint Cup event among the Company’s speedways, now owned or owned in the future, could result in a net increase in its future operating profitability, other long-lived assets of a speedway from where a Sprint Cup racing event may move could become impaired, resulting in a material impairment charge that adversely affects the Company’s future financial condition or results of operations.

The Company obtained approval to realign a NASCAR Sprint Cup racing event from AMS to KS beginning in 2011. The Company plans to renovate, modernize and significantly increase permanent seating at KS (amounts and exact number of seats have not yet been determined). The contemplated expansion and improvements will likely involve material capital expenditures in 2010 and over several years in amounts not yet finalized but which could range up to $60.0 million or more. Realignment of those race dates resulted in no impairment of intangible or other long-lived assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the nine months ended September 30, 2010.

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes (see Note 5 to the Consolidated Financial Statements), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The program was first announced to the public on April 27, 2005. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. The Company could repurchase up to an additional 803,000 shares under the program as of September 30, 2010.

As set forth in the table below, the Company repurchased 552,000 shares of common stock on the open market for approximately $8.5 million during the nine months ended September 30, 2010.

	Issuer Purchases of Equity Securities under Authorized Program as of September 30, 2010
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2010	45,000	$17.33	45,000	1,310,000
February 2010	57,000	16.81	57,000	1,253,000
March 2010	69,000	16.28	69,000	1,184,000

First Quarter 2010	171,000	16.73	171,000	1,184,000

April 2010	63,000	16.18	63,000	1,121,000
May 2010	60,000	15.62	60,000	1,061,000
June 2010	66,000	14.05	66,000	995,000

Second Quarter 2010	189,000	15.26	189,000	995,000

July 2010	63,000	13.57	63,000	932,000
August 2010	66,000	13.83	66,000	866,000
September 2010	63,000	14.98	63,000	803,000

Third Quarter 2010	192,000	14.12	192,000	803,000

Total 2010	552,000	$15.32	552,000	803,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

(Registrant)

Date: November 3, 2010	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2010	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)