Form 10-K
period 2010-12-31
SPEEDWAY MOTORSPORTS INC
filed 2011-03-10
CIK 934648

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 1-13582

Speedway Motorsports, Inc.

(Exact name of Registrant as Specified in its charter)

Delaware	51 - 0363307
(State or other jurisdiction of incorporation or organization)	(IRS employer identification no.)

5555 Concord Parkway South

Concord, North Carolina 28027

(704) 455-3239

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class $.01 Par Value Common Stock	Name of each exchange on which registered New York Stock Exchange

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $173,558,928 based upon the closing sales price of the registrant’s common stock on June 30, 2010 of $13.56 per share. At March 1, 2011, 41,574,666 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2011 are incorporated by reference into Part III of this report.

Speedway Motorsports, Inc. Annual Report on Form 10-K
1

The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes, appearing later in this report. This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2011 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, sponsorships, financing needs and costs, merchandising joint ventures, discontinued oil and gas activities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in this Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available to the Company as of the date filed, and the Company assumes no obligation to update any such forward-looking information contained in this report.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
2

PART I

ITEM 1. BUSINESS

Speedway Motorsports, Inc. (the “Company”, “SMI”, “we”, “us”, and “our”) is a leading promoter, marketer and sponsor of motorsports activities in the United States. We own and operate, through our subsidiaries, Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Charlotte Motor Speedway (“CMS”), Infineon Raceway (formerly known as Sears Point Raceway) (“IR”), Kentucky Speedway (“KyS”), Las Vegas Motor Speedway (“LVMS”), New Hampshire Motor Speedway (“NHMS”) and Texas Motor Speedway (“TMS”). We also provide souvenir merchandising services, and food, beverage and hospitality catering services through our SMI Properties subsidiaries; provide radio programming, production and distribution through our Performance Racing Network (“PRN”) subsidiary; develop electronic media promotional programming and distribute wholesale and retail racing and other sports-related souvenir merchandise and apparel through The Source International (“TSI”) subsidiary; and manufacture and distribute smaller-scale, modified racing cars and parts through our US Legend Cars International subsidiary (formerly known as 600 Racing) (“US Legend Cars”). Our equally-owned joint venture with International Speedway Corporation (“ISC”), Motorsports Authentics (“MA”), produces and markets licensed motorsports products for principally trackside event souvenir merchandising. We own eight first-class racing facilities in four of the top ten media markets in the United States. References to “our” or “eight” speedways in historical information exclude North Wilkesboro Speedway, Inc. (“NWS”), which we also own and presently has no significant operations. SMI was incorporated in the State of Delaware in 1994.

In 2009, the National Association for Stock Car Auto Racing, Inc. (“NASCAR”) NASCAR-sanctioned Craftsman Truck Series was renamed the Camping World Truck Series. Hereafter, the Camping World Truck naming convention is used throughout this document.

We currently plan to promote the following racing events in 2011:

•	thirteen NASCAR-sanctioned Sprint Cup Series (“Sprint Cup”) stock car racing events

•	ten NASCAR-sanctioned Nationwide Series (“Nationwide”) racing events

•	nine NASCAR-sanctioned Camping World Truck Series racing events

•	four NASCAR-sanctioned K&N Pro Series racing events

•	five Indy Racing League IndyCar Series (“IndyCar”) racing events

•	six major National Hot Rod Association (“NHRA”) racing events

•	three World of Outlaws (“WOO”) racing events

•	one American Motorcyclist Association (“AMA”) racing event

•	several other races and events

RECENT DEVELOPMENTS

Listed below are certain developments that have affected or may continue to affect our business. These developments are further discussed in the indicated sections, and elsewhere, within this report:

•

General factors and current operating trends, including ongoing uncertainty due to weak economic conditions and tight credit and financial markets (discussed in Item 1A “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Near-term Operating Factors”)

•

NASCAR Sprint Cup race date realignment to Kentucky Speedway beginning in 2011 (discussed in Item 1A “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Near-term Operating Factors, and Capital Expenditures”)

•

2011 Credit Facility amendment and restatement, issuance of 6 3/4% Senior Notes due 2019, and tender offer and early redemption of 6 3/4% Senior Subordinated Notes previously due 2013 (discussed in Item 1A “Risk Factors”, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Liquidity and Note 15 to the Consolidated Financial Statements)

•	2011 installation of the world’s largest high-definition video board at Charlotte Motor Speedway in collaboration with Panasonic (discussed in “Operating Strategy” below)

•	Substantially reduced financial risks from our Motorsports Authentics merchandising joint venture (discussed in Item 1A “Risk Factors” and Note 2 to the Consolidated Financial Statements)

•	Our discontinued oil and gas activities are nearing conclusion (discussed in Note 14 to the Consolidated Financial Statements)

Speedway Motorsports, Inc. Annual Report on Form 10-K
3

GENERAL OVERVIEW

Our speedways are strategically positioned in eight premier markets in the United States, including four of the top ten media markets. We have one of the largest total permanent speedway seating capacities, with the highest average number of seats per facility, in the motorsports industry. At December 31, 2010, our total permanent seating capacity of approximately 870,000, with 846 luxury suites, was located at the following facilities:

Speedway	Location	Approx Acreage	Length of Primary Speedway (miles)	Luxury Suites(1)	Permanent Seating(2)		Media Market and Ranking
Atlanta Motor Speedway	Hampton, GA	820	1.5	123	98,000		Atlanta – 8
Bristol Motor Speedway	Bristol, TN	670	0.5	196	158,000		Tri-Cities – 91
Charlotte Motor Speedway	Concord, NC	1,310	1.5	113	134,000		Charlotte – 23
Infineon Raceway	Sonoma, CA	1,600	2.5	27	47,000	(3)	San Francisco – 6
Kentucky Speedway	Sparta, KY	820	1.5	53	69,000	(4)	Cincinnati – 33
Las Vegas Motor Speedway	Las Vegas, NV	1,030	1.5	102	131,000		Las Vegas – 42
New Hampshire Motor Speedway	Loudon, NH	1,180	1.1	38	96,000		Boston – 7
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194	137,000		Dallas-Fort Worth – 5
				846	870,000

(1)	Excluding dragway and dirt track suites.
(2)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(3)	IR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course.
(4)	KyS’s permanent seating capacity is currently being significantly increased, where a new annual NASCAR Sprint Cup race event will be held beginning July 2011.

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

We derive revenues principally from the following activities:

•	licensing of network television, cable television and radio rights to broadcast racing events

•	sales of tickets to motorsports races and other events held at our speedways

•	sales of sponsorships and promotions to companies that desire to advertise or sell their products or services surrounding our events

•	commissions earned on sales of food, beverages and hospitality catering

•	event sales and commissions from souvenir motorsports merchandise

•	rental of luxury suites during events and other track facilities

In 2010, we derived approximately 84% of our total revenues from NASCAR-sanctioned events. We also derived revenue from IndyCar, NHRA, WOO, ARCA and other racing series events, from certain SMI Properties and TSI non-event merchandising operations, US Legend Cars, The Speedway Clubs at CMS and TMS, Oil-Chem, and Racing Country USA. See Note 1 to the Consolidated Financial Statements for additional information on these businesses and activities.

Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements – Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profit in recent years has resulted from television revenues received from NASCAR contracts with various television networks. The NASCAR domestic television broadcast rights agreements are combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2008 through 2014. NASCAR announced these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. This eight-year NASCAR broadcasting rights agreement provides us with increases in annual contracted revenues through 2014 averaging 3% per year. Our 2010 NASCAR broadcasting revenues totaled approximately $179 million and, based on the current race schedule, these contracted revenues for 2011 are expected to be approximately $185 million. Management believes this long-term contracted revenue source helps significantly solidify our financial strength, earnings and cash flows.

Speedway Motorsports, Inc. Annual Report on Form 10-K
4

In 2001, an ancillary rights package for NASCAR.com, NASCAR Radio, international and other broadcasting, NASCAR Images, SportsVision, FanScan, specialty pay-per-view telecasts, and other media content distribution was reached with us, NASCAR and others in the motorsports industry. This NASCAR industry-wide total ancillary rights package is scheduled to expire in 2013. Management believes the broadcast and ancillary rights contracts have long-term strategic benefits. For instance, cable broadcasters can support a higher investment through subscriber fees not available to networks, which is resulting in increased rights fees for sports properties. The retention of both cable and network broadcasters should drive increased fan and media awareness for all three NASCAR racing series, and help increase long-term attendance and corporate marketing appeal. Management believes ESPN’s involvement can benefit the Nationwide Series from the improved continuity of its season-long presence on ESPN. Also, motorsports in general should benefit from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to what ESPN provides for other major sports. NASCAR ratings can impact attendance at our events and sponsorship opportunities.

Our Long-term, Multi-year Contracted Revenues Are Significant – Much of our total revenue is generated under long-term, multi-year contracts, including the eight-year NASCAR television broadcast agreement. Many of our NASCAR Sprint Cup, Nationwide and Camping World Truck event sponsorships for the 2011 racing season, and for years beyond 2011, are already sold. Also, we have contracted revenues under several long-term operating leases for various office, warehouse and industrial park space to various entities largely involved in motorsports. We believe the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. We also believe the substantial total revenue generated under our long-term contracts, such as those described above, helps stabilize our financial resilience and profitability during difficult economic conditions.

Our Revenues Are More Diversified – We have a diversified revenue stream both with respect to our revenue sources and geography. In 1998, admission revenues accounted for 47% of our total revenues, while NASCAR broadcasting revenues represented only 9% of our total revenues. Since then, we have successfully shifted to a more stable revenue base by increasing our contracted NASCAR broadcasting revenue. In 2010, admissions and NASCAR broadcasting revenues accounted for 28% and 36% of our total revenues, respectively. Also, our eight speedway facilities are strategically positioned in the West, Northeast, Southeast, Midwest and Southwest United States. We believe this diversification better insulates our revenues and profitability from negative economic and geopolitical conditions, as well as unfavorable weather conditions in any one particular market or region of the country.

INDUSTRY OVERVIEW

NASCAR’s Sprint Cup Series is currently the most popular form of motorsports in the United States. The NASCAR racing season runs for 10 months, visiting 21 states across the country, and frequently attracts more than 100,000 attendees at each Sprint Cup Series racing event. Races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience. In 2010, NASCAR sanctioned 98 Sprint Cup, Nationwide and Camping World Truck Series races, including the “Chase for the Championship”, a ten race “playoff” to determine the NASCAR Sprint Cup Champion. NASCAR races are the second highest rated regular season televised sport and are broadcast weekly in more than 20 languages and 150 countries around the world. In 2010, NASCAR Sprint Cup Series events included more of the top 20 highest attended sporting events in the United States than any other sport, and can draw larger crowds than a Super Bowl, a NBA Finals game, and a World Series game combined. Corporate interest in the sport has been significantly driven by the attractive demographics of stock car and other motorsports racing fans. Many Fortune 500 companies choose NASCAR-sanctioned events as part of their marketing strategy and are involved in all aspects of the industry, through direct sponsorship of racing teams, official status designations and event entitlement rights. According to the 2010 release of Scarborough Research, 48% of NASCAR fans are between the ages of 18 and 44, 55% earn over $50,000 annually, 41% have children under the age of 18, 38% are female, and one out of five is a minority. In addition, brand loyalty (as measured by fan usage of sponsors’ products) is the highest of any nationally televised major league sport, and NASCAR fans are believed to be three times as likely to purchase NASCAR sponsors’ products and services than non-fans.

In 2010, the NASCAR Sprint Cup Series continued its position as the number two sport on television, and was the number one or two sporting event on television 20 out of 36 event weekends. All NASCAR Sprint Cup, Nationwide, and Camping World Truck, IndyCar, and major NHRA events, as well as other events promoted by us, are currently televised nationally. The NASCAR Nationwide Series was the second, and the NASCAR Camping World Truck Series was the third, highest rated motorsports series

Speedway Motorsports, Inc. Annual Report on Form 10-K
5

on television. The 2011 season marks the fifth year of NASCAR’s domestic television rights agreement with FOX, TNT, ABC and ESPN. We believe the television broadcasting agreement provides substantial opportunities for further increasing the popularity of NASCAR racing through exposure to a wide demographic audience. We believe the NASCAR broadcasting rights packages are significantly increasing media intensity, while expanding sponsorship, merchandising and other marketing opportunities. We also believe the ancillary rights package for internet, specialty pay-per-view, foreign distribution and other international television broadcasting media provides substantial opportunities for intensifying corporate and fan interest and creating increased demand for NASCAR racing and related merchandising in foreign, e-commerce and other untapped markets.

In 2010 and future seasons, as well as in past years, NASCAR has made, and will likely continue making, refinements to racing rules, technical changes and other adjustments as a sanctioning body to enhance on-track racing competition and excitement and generate additional fan interest. Such refinements include, among others, “double-file restarts”, changing from rear wings to spoilers on certain “Car of Tomorrow” models, earlier and consistent race start times, new qualifying procedures, multiple attempts at finishing races under the “green flag”, and relaxing on-track rules and regulations. Also, NASCAR continues to refine the Sprint Cup Series championship points format which determines competitors’ eligibility for the Chase for the Championship. For example, NASCAR simplified the points system and introduced “wild-card” eligibility in 2011, attempting to place greater emphasis on winning races. NASCAR also changed the rules of participation so that race drivers can now compete for championship points in only one of NASCAR’s Sprint Cup, Nationwide or Camping World Series. These changes give additional points and benefits for winning races and are intended to make racing more competitive during the entire season.

We believe the attractiveness of the demographics surrounding motorsports, and SMI’s first-class facilities in premier geographic markets, is illustrated by our history of large numbers of longer-term sponsorship partners and commitments. These long-term agreements illustrate the broad spectrum of major national corporate sponsorship interest, and the long-term confidence and marketing value being placed in our leading-edge facilities in premium markets. Those factors, along with high media intensity and enhanced on-track competition, are expected to drive increases in fan appeal and the long-term value of sponsorship and other marketing rights.

Also, the introduction of female race drivers, such as Danica Patrick into the Nationwide Series, represents one of the many sizeable and largely untapped demographics in NASCAR racing. We believe these, as well as other ongoing industry developments, are favorable, long-term industry changes that provide us with many marketing and future growth opportunities. Widely recognized liquor distillers such as Diageo, branches of the military such as the National Guard, and various wine companies have been financially involved and sponsors in NASCAR racing. We believe this is another positive indication of the wide marketing appeal of NASCAR motorsports, providing substantial marketing opportunities for us and NASCAR. These, and dynamics such as Toyota entering NASCAR racing, the untapped potential of expanding demographics, motorsports merchandising opportunities, and the prospects for ongoing improvements in the format of NASCAR racing, provide us with many opportunities for future growth.

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

Commitment to Quality and Customer Satisfaction, and Expansion and Improvement of Existing Facilities – Since the 1970’s, we have embarked upon a series of capital improvements to continually improve the race experience enjoyed by our fans, sponsors, team owners and drivers, media and others attending and involved in racing and other motorsports activities that we conduct. Over many years, we have invested significant capital in improving and expanding our facilities. We plan to continue modernizing and making other significant improvements at our speedways as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Expenditures”. As of December 31, 2010, our total permanent speedway seating capacity approximated 870,000, including 846 luxury suites.

Speedway Motorsports, Inc. Annual Report on Form 10-K
6

Some of our more significant capital improvements in recent years include:

•	reconstructing, reprofiling and resurfacing track surfaces at our speedway facilities

•	construction and expansion of additional premium, permanent grandstand seating

•	modernized and expanded camping areas

•	high-end motor coach parking areas at superspeedways

•	new luxury suites, club-style seating areas and food courts

•	first-class trackside dining and entertainment facilities

•	progressive media centers and infield garage areas and other facilities

•	wider concourses, modern concession and restroom facilities, and expanded pedestrian infrastructure

•	reconfigured and expanded parking areas and onsite roadways, and improved traffic patterns to improve traffic flow

Over many years, we significantly increased the number of permanent grandstand seats and luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and unique mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. From 1996 through 2010, we reconfigured many of our main entranceways and traffic patterns, expanded on-site roads and increased available parking to ease congestion and improve traffic flow. Lighting is installed at all SMI speedways, except IR and NHMS, so that we can offer nighttime racing. We also installed “SAFER” crash walls at all SMI speedways, except IR, to help improve the safety of race drivers and others using our facilities. The banking of several of our speedways has been reprofiled and resurfaced to offer our fans the increased excitement inherent in high-bank racing. We continue to make many other facility improvements, all consistent with our commitment to quality and customer satisfaction.

We have modernized our gift shops to increase fan appeal and expand our marketing opportunities, and expanded our camping and RV facilities to meet the growing demand from fans who seek that entertainment experience surrounding our events. We have built extensive infield media centers, garage and entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers, race fans and others involved in motorsports. Our leading-edge facilities also feature new scoreboards, underground pedestrian tunnels, and hillside terrace seats, among many other modernizing improvements. Other customer service enhancements include new entertainment, administrative and other marketing facilities as part of our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort and entertainment value for the benefit of our spectators. We have built or reconstructed our dragstrips at BMS, CMS, IR and LVMS, which feature modern, innovative facilities with permanent grandstand seating, luxury suites and extensive fan amenities.

In 2008, we opened our revolutionary zMAX Dragway at Charlotte Motor Speedway, where one of the largest crowds in NHRA history was hosted during its inaugural NHRA Nationals weekend. This leading edge facility features a unique “four lane” racing configuration, with almost 30,000 premium permanent seats, 31 luxury suites and upscale food and beverage concession areas. We believe the zMAX Dragway is currently the finest facility in drag racing, and appeals to an expanding customer base of fans, racing competitors, and advertisers. In 2009, we completed construction of high-end exclusive RV parking and campground areas at CMS and TMS, featuring upscale amenities and outstanding views of the entire superspeedways. We expanded and modernized infield hospitality areas at NHMS, improving sightlines and enhancing the event experience of our corporate and other marketing customers. In 2010, we replaced certain grandstand seating along AMS’s and CMS’s superspeedway front-stretch with new, wider premium permanent seating. We also expanded and modernized BMS’s infield, race team garage and media center areas. We are modernizing and expanding luxury suites, concessions, hospitality, camping and other areas, and reconfiguring onsite roads and expanding available parking for our fans, at our new KyS facility. Other planned fan amenities at KyS include high-end permanent seating, new camper showers, and a new modern ticket office and gift shop. See Item 2 “Properties” for additional information on capital improvements at each of our speedways.

We have a long-term food and beverage management agreement with Levy Premium Foodservice Limited Partnership (“Levy”). Levy has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations at our speedways and certain outside venues. Levy has notified us they intend to renew the contract for an additional ten-year period through 2021. We believe a consolidated food and beverage services agreement enables us to provide better

Speedway Motorsports, Inc. Annual Report on Form 10-K
7

products and expanded services to our customers, enhancing their overall entertainment experience, while allowing us to achieve substantial operating efficiencies. In addition, such a long-term alliance can facilitate the marketing of luxury suites, hospitality and other high-end venues to corporate and other clientele desiring premium-quality menu choices and service.

Innovative Marketing and Promotional Efforts – We believe it is important to market our scheduled events throughout the year, both regionally and nationally. In addition to innovative television, radio, newspaper, trade publication and other promotions, we market our events and services by:

•	offering tours of our facilities

•	providing satellite links for media outlets

•	internet sites offering “view-from-your-seat” capabilities

•	marketing on popular social media websites, and VIP fan clubs and facility access

•	marketing on emerging internet sites with motorsports news and entertainment

•	proprietary radio network promotions

•	conducting direct mail campaigns and e-mail “blasts”

•	staging pre-race promotional activities such as live music, military aircraft flyovers and displays, skydivers and daredevil stunts

Our marketing program also includes soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event include luxury suite rentals, block ticket sales and company-catered hospitality, as well as souvenir race program and track signage advertising. Our innovative marketing is exemplified by progressive programs such as offering Preferred Seat Licenses at TMS, and now at KyS, and obtaining the industry’s first facility naming rights agreement. Also, our long-term Levy agreement offers corporate and other clientele premium food, beverage and catering services, and facilitates the marketing of luxury suites and hospitality functions at our speedways.

As another innovative, industry-leading first, we are collaborating with Panasonic to install the world’s largest high-definition video board at CMS. We believe this leading edge technology will transform the race experience for our fans, and help attract younger and new fans, providing viewing entertainment that cannot be duplicated at home or other venues. We also believe the high visibility as the world’s largest high-definition video board, along with accompanying media attention, provides us and our current and prospective corporate marketing partners with new and long-term promotional opportunities. Also in 2011, as part of a new “green” initiative, we are collaborating with Panasonic to install a large number of solar panels and a large, solar-powered LED display board at IR. The installation is anticipated to provide over 40% of IR’s overall energy needs.

The modern media centers at BMS, CMS and LVMS have leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in motorsports. The “Neon Garage” built at LVMS is one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports. LVMS’s “Neon Garage” continues to receive favorable media attention and is a desirable focal place for racing drivers, team owners and others involved in motorsports during major racing events.

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

Our facilities include The Speedway Club at CMS and The Speedway Club at TMS, both featuring exclusive dining and entertainment facilities and executive offices adjoining the main grandstands and overlooking the superspeedways. These VIP clubs are open year-round and contain first-class restaurant and entertainment facilities, offering top quality catering and corporate meeting accommodations, and TMS includes a health-fitness membership club.

SMI has constructed 46 trackside condominiums at AMS and 76 condominiums at TMS, of which 44 and 71, respectively, have been sold as of December 31, 2010. We also built and sold 52 trackside condominiums at CMS in the 1980’s and early 1990’s. Many are used by team owners and drivers.

Speedway Motorsports, Inc. Annual Report on Form 10-K
8

Maximization of Media Exposure and Enhancement of Broadcast and Sponsorship Revenues – We are strategically positioned with eight first-class speedway facilities in the Midwest, Northeast, Southeast, Southwest and Western United States, including four of the nation’s top-10 metropolitan markets, with combined seating exceeding 870,000 as of December 31, 2010. We believe owning first-class facilities in premium markets offers long-term, highly attractive media markets. We plan to increase the marketing exposure of our current Sprint Cup, Nationwide, Camping World Truck, IndyCar, NHRA, and WOO racing events. We believe the high media attention focused on motorsports provides our sponsors and other corporate marketing partners with outstanding long-term promotional opportunities.

We have speedway facilities strategically positioned in Dallas-Fort Worth, Las Vegas and San Francisco, providing us with critical mass west of the Mississippi River that enhances our overall operations, as well as broadcast and sponsorship opportunities. Our Atlanta, Bristol and Charlotte Motor Speedways are located in the Southeast, which is considered the “heart” of racing. Our purchase of NHMS strategically positions us in the northeastern United States, about one hour north of Boston, in one of the largest media markets in North America. Also, NHMS is the largest sports facility in New England and, according to the latest census numbers, there are more than 18 million people within 200 miles of the speedway. The venue is easily accessible via interstate highways from all metro areas in the northeastern United States and eastern Canada. KyS, which opened in 2000, is located approximately one-half hour south of Cincinnati, Ohio, and expands our motorsports business into a desirable, largely untapped market. We intend to capitalize on these top-market entertainment venues to further grow our business, the sport of NASCAR and other racing series.

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

As another example, SMI and top NASCAR drivers have teamed up to conduct “Fan Forums” that are produced by our Performance Racing Network. This fan appeal program includes question-and-answer sessions with NASCAR’s top drivers during each NASCAR Sprint Cup race weekend at most of our speedways. We believe this program appeals to our fans, and creates additional interest and excitement between fans, drivers and team owners.

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

Further Development of SMI Properties, Performance Racing Network and US Legend Cars Businesses – Our SMI Properties subsidiaries provide event and non-event souvenir merchandising services, event food, beverage, hospitality and catering services through the Levy arrangement, as described below, and other ancillary support services to all SMI facilities and other outside sports-related venues. SMI Properties is attempting to enhance souvenir and other merchandise sales through new marketing arrangements, including sales at non-SMI facilities and other outside venues.

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

We plan to broadcast most of our NASCAR Sprint Cup and Nationwide Series racing events, as well as many other events, at each of our speedways over our proprietary Performance Racing Network in 2011. PRN is syndicated nationwide to more than 550 radio stations. Along with broadcasting our racing events, PRN produces innovative daily and weekly racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, our national country music and NASCAR-themed radio show

Speedway Motorsports, Inc. Annual Report on Form 10-K
9

syndicated to approximately 285 affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with Sirius XM Satellite Radio and NASCAR.com, offers sponsors a very powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2011.

In 2010, 600 Racing was rebranded as US Legend Cars International and continued to develop new domestic and overseas markets for distribution of their race cars and parts, including adding distributors in South Korea and Australia to its network. We developed and are the official sanctioning body of the Legends Circuit. Introduced in 1992, US Legend Cars manufactures and sells the cars and parts used in Legends Circuit racing events. Legends Cars are 5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on “short” tracks of 3/8-mile or less. In 1997, as an extension of the Legends Car concept, US Legend Cars released a new “Bandolero” line of smaller, lower-priced, entry level stock cars which appeals to younger racing enthusiasts. In 2000, US Legend Cars released a new faster “Thunder Roadster” race car modeled after older-style roadsters that competed in past Indianapolis 500’s in the early 1960’s. In 2010, US Legend Cars, in collaboration with Ray Evernham Enterprises, a former NASCAR Sprint Cup crew chief and team owner, announced plans to develop the Legend Dirt Modified race car. The Legend Dirt Modified will be a purpose-built dirt race car with more performance, while maintaining affordability. The Legend Dirt Modified is expected to further expand the US Legend Cars market to top dirt tracks around the country. Cars and parts are currently marketed and sold through approximately 50 distributors conducting business throughout the United States, and in Canada, Russia, South Korea, Australia, South America, Africa and Europe. The Legends Car, the Bandolero, and the Thunder Roadster (collectively referred to as “US Legend Cars” or “Legends Cars”) are not designed for general road use. Revenues from this business totaled $9.8 million in 2010.

We believe the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $13,000, and is an affordable entry into racing for enthusiasts who otherwise could not race on an organized circuit. The Legends Circuit, which includes the Legends Car, the Bandolero, the Thunder Roadster, and the Legends Dirt Modified race car once developed, held approximately 2,500 sanctioned races at over 175 different tracks in 2010, making it one of the most active short track racing divisions in motorsports. In addition, the Legends Circuit is the third largest oval short track auto racing sanctioning body in terms of membership behind NASCAR and International Motor Contest Association (“IMCA”). Sanctioned Legends Car races are currently conducted at several of our speedways. We plan to continue broadening the Legends Circuit, increasing the number of sanctioned races and tracks at which races are held. In 2010, Charlotte Motor Speedway hosted a one-of-a-kind, grassroots Legends Circuit event called the “Legends Million”. The event featured a total purse of $1.0 million with the A-Main winner taking home an unprecedented $250,000. Many NASCAR and other racing drivers participated which, along with other promotional activities, generated substantial media attention and other favorable publicity for US Legend Cars International.

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

CMS and TMS operate 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as WOO Series, as well as AMA, have been held. Similar other racing events are held annually. Other examples of increased usage include concerts featuring popular bands such as Foreigner and Kansas at NHMS and The Doobie Brothers, REO Speedwagon, Willie Nelson and ZZ Top at TMS, exciting acts such as Robbie Knievel at TMS, the widely popular Disney movie “Cars” premiere at CMS, the first ever “Carolina Christmas,” a 2.5-mile drive-through Christmas light park and village located on the speedway and infield of CMS to celebrate the 2010 holiday season, large track rentals used by car manufacturers for rallies and other corporate functions at LVMS, and AMS’s and TMS’s hosting of Harley-Davidson’s 100th Anniversary Celebrations with top-name musical and family

Speedway Motorsports, Inc. Annual Report on Form 10-K
10

entertainment. Also, we conduct BMS’s holiday season “Speedway In Lights” which is prominent in that region, and CMS’s annual auto fair shows and TMS’s spring Pate Swap Meets which remain widely popular. We are also working to schedule music concerts at certain facilities. In 2010, NHMS conducted it first snowmobile racing event, and CMS hosted an inaugural second annual NHRA-sanctioned Nationals racing event at its unique, four-lane dragway. In 2011, we plan to host two new IndyCar Series racing events at LVMS and NHMS. Also, CMS is hosting a Cirque Du Soleil entertainment show in March 2011.

Acquisition and Development of Additional Motorsports Facilities – We also consider growth by acquisition and development of motorsports facilities as appropriate opportunities arise. We acquired Bristol Motor Speedway and Infineon Raceway in 1996, Las Vegas Motor Speedway in 1998, and New Hampshire Motor Speedway in 2008. We also acquired Kentucky Speedway in 2008 where one annual NASCAR Sprint Cup Series racing event is being held beginning in 2011. In 1997, we completed construction of Texas Motor Speedway. In 2004, we acquired North Carolina Speedway, including race event sanctioning and renewal agreements under which an additional NASCAR Sprint Cup and Nationwide Series racing event are conducted each year at TMS. We continually attempt to locate, acquire, develop and operate venues that we believe are underdeveloped or underutilized, and to capitalize on markets where sponsorship pricing and television rights are more lucrative.

Development of Ancillary Businesses Through Acquisitions, Joint Ventures or Similar Type Arrangements – We look for opportunities to grow our existing, or identify new, ancillary businesses through acquisitions, joint ventures or similar arrangements.

OPERATIONS

Our operations consist principally of motorsports racing and related events, as well as ancillary businesses described herein and in “Non-Event Motorsports Related Merchandise Revenue”, “Non-Motorsports Merchandise Revenue”, and “Other Revenue” below. See Note 13 to the Consolidated Financial Statements for segment information.

Racing and Related Events

NASCAR-sanctioned races are held annually at each of our speedways. The following are summaries of racing events scheduled in 2011 at each speedway.

•	AMS. In addition to the major NASCAR-sanctioned races listed below, AMS is scheduled to hold one NASCAR Camping World Truck Series race, as well as several other races and events.

Date	Event	Circuit
September 3	“Great Clips 300”	Nationwide
September 4	“Labor Day Classic 500”	Sprint Cup

•

BMS. In addition to the major NASCAR-sanctioned races listed below, BMS is scheduled to hold one NASCAR Camping World Truck Series race and one NHRA Nationals event, as well as several other races and events.

Date	Event	Circuit
March 19	“Scotts EZ Seed 300”	Nationwide
March 20	“Jeff Byrd 500 Presented by Food City”	Sprint Cup
August 26	“Food City 250”	Nationwide
August 27	“IRWIN Tools Night Race”	Sprint Cup

•

CMS. In addition to the major NASCAR-sanctioned races listed below, CMS is scheduled to hold one NASCAR Camping World Truck Series race, two NHRA Nationals events and two WOO events, as well as several other races and events.

Date	Event	Circuit
May 21	“NASCAR Sprint All-Star Race”	Sprint Cup (all-star race)
May 28	“TopGear 300”	Nationwide
May 29	“Coca-Cola 600”	Sprint Cup
October 14	“Dollar General 300”	Nationwide
October 15	“Bank of America 500”	Sprint Cup

Speedway Motorsports, Inc. Annual Report on Form 10-K
11

•

IR. In addition to the major NASCAR-sanctioned race listed below, IR is scheduled to hold one IndyCar race, one NHRA Nationals event, one NASCAR K&N Pro Series West race, one AMA, and several Sports Car Club of America and other racing events.

Date	Event	Circuit
June 26	“Toyota/Save Mart 350”	Sprint Cup

•	KyS. In addition to the major NASCAR-sanctioned race listed below, KyS is scheduled to hold two NASCAR Camping World Truck Series races and one IndyCar race, as well as several other races and events.

Date	Event	Circuit
July 8	“Kentucky 300”	Nationwide
July 9	“Quaker State 400”	Sprint Cup

•

LVMS. In addition to the major NASCAR-sanctioned races listed below, LVMS is scheduled to hold one NASCAR Camping World Truck Series race, one IndyCar race, two NHRA Nationals events, one NASCAR K&N Pro Series West race and one WOO event, as well as several other races and events.

Date	Event	Circuit
March 5 (held)	“Sam’s Town 300”	Nationwide
March 6 (held)	“Kobalt Tools 400”	Sprint Cup

•

NHMS. In addition to the major NASCAR-sanctioned races listed below, NHMS is scheduled to hold one NASCAR Camping World Truck Series race, one IndyCar race, two NASCAR K&N Pro Series East races, and several Sports Car Club of America and other races and events.

Date	Event	Circuit
July 16	“New England 200”	Nationwide
June 17	“LENOX Industrial Tools 301”	Sprint Cup
September 25	“SYLVANIA 300”	Sprint Cup

•

TMS. In addition to the major NASCAR-sanctioned races listed below, TMS is scheduled to hold two NASCAR Camping World Truck Series races, one IndyCar race, and several Sports Car Club of America and other races and events.

Date	Event	Circuit
April 8	“O’Reilly Auto Parts 300”	Nationwide
April 9	“Samsung Mobile 500”	Sprint Cup
November 5	“O’Reilly Auto Parts Challenge”	Nationwide
November 6	“AAA Texas 500”	Sprint Cup

The following table shows the composition of selected revenues for the three years ended December 31, 2010 (in thousands):

	2010		2009		2008
Admissions	$139,125	28%	$163,087	30%	$188,036	31%
NASCAR broadcasting	178,722	36%	173,803	32%	168,159	28%
Sponsorships	63,062	12%	75,476	14%	81,317	13%
Other event related	80,882	16%	87,588	16%	112,629	18%
Motorsports event and non-event, and non-motorsports, related merchandise	32,930	7%	42,562	7%	51,624	8%
Other	7,522	1%	8,006	1%	9,228	2%
Total revenue	$502,243	100%	$550,522	100%	$610,993	100%

Speedway Motorsports, Inc. Annual Report on Form 10-K
12

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

NASCAR Broadcasting Revenue – We negotiate annual contracts with NASCAR for domestic television station and network broadcast coverage of all of our NASCAR-sanctioned events. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways.

Sponsorship Revenue – Our revenue from corporate sponsorships is received in accordance with negotiated contracts. Sponsors and the terms of sponsorships change from time to time. Sponsorships generally consist of event, official and facility naming rights agreements. We have sponsorship contracts with many major manufacturing and consumer products companies and brands. Other considerations range from “Official” sponsorship designations at our speedways to exclusive advertising and promotional rights in various sponsor product categories. None of our individual sponsorship or naming rights contracts annually exceeded 5% of total revenues in 2010.

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

We derive event related revenue from commissioned food, beverage and souvenir sales during racing and non-racing events and from fees paid for speedway catered “hospitality” receptions and private parties. Food, beverages and souvenirs are also sold to individual, group, corporate and other customers primarily in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities, and in luxury suites, club-style seating and food court areas located within the speedway facilities. We also derive revenue from luxury suite and track rentals, driving schools, parking and other event and speedway related activities.

As of December 31, 2010, our speedways had a total of approximately 846 luxury suites available for leasing to corporate customers or others. CMS has also constructed 40 open-air boxes, each containing 32 seats, which are rented to corporate customers or others. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of race cars and racing products, settings for commercials and motion pictures, and other outdoor events.

In 2011, we plan to broadcast most of our NASCAR Sprint Cup and Nationwide Series races over our proprietary Performance Racing Network, which also sponsors four weekly racing-oriented programs throughout the NASCAR season. We derive event related revenue from the sale of commercial time on PRN, which is syndicated nationwide to more than 550 radio stations. We have negotiated contracts with NASCAR for ancillary broadcasts associated with NASCAR.com, NASCAR Radio, international and other media. None of our individual other event related contracts annually exceeded 5% of total revenues in 2010.

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

Non-Event Motorsports Related Merchandise Revenue – We derive other operating revenue from certain SMI Properties, TSI, and Legend Cars operations.

Non-Motorsports Merchandise Revenue – We derive other operating revenue from Oil-Chem, which produces an environmentally-friendly micro-lubricant.

Speedway Motorsports, Inc. Annual Report on Form 10-K
13

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

COMPETITION

We are the leading motorsports promoter in the local and regional markets served by our eight speedways, and compete regionally and nationally with other speedway owners, including ISC, to sponsor events, especially Sprint Cup and Nationwide Series events, and to a lesser extent, other NASCAR, IndyCar, NHRA and WOO sanctioned events. We compete for spectator interest with all forms of professional and amateur spring, summer and fall sports, and with a wide range of other available entertainment and recreational activities, conducted in and near Atlanta, Boston, Bristol, Charlotte, Dallas-Fort Worth, Las Vegas, Lexington/Louisville/Cincinnati, and San Francisco, and regionally and nationally. These competing events or activities may be held on the same days as our events. We also compete with improving and expanding media coverage and content by network and cable broadcasters, particularly for Sprint Cup and Nationwide Series racing events, along with the ongoing improvements in high-definition television technology.

Successful speedway operations require significant capital investments for new speedway construction, marketing, promotional and operational expertise, and license agreements with NASCAR and other sanctioning bodies. Industry competitors are actively pursuing internal growth and industry consolidation due to the following factors:

•	high operating margins

•	popular and accessible drivers

•	strong fan brand loyalty

•	a wide demographic reach

•	high appeal to corporate sponsors

•	rising broadcast revenues

WEATHER, SEASONALITY AND QUARTERLY RESULTS

We promote outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. For additional information, see Item 1A “Risk Factor – Bad weather adversely affects the profitability of our motorsports events and postponement or cancellation of major motorsports events could adversely affect us”.

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on seasonality and quarterly results.

EMPLOYEES

As of December 31, 2010, we had approximately 791 full-time and 327 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

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

PATENTS AND TRADEMARKS

We have federally registered trademark and/or service mark rights in “Speedway Motorsports,” “Atlanta Motor Speedway,” “AutoFair,” “AvBlend,” “Bluegrass Club,” “Bristol Motor Speedway,” “Charlotte Motor Speedway,” “Kentucky Club,” “Kentucky Speedway,” “Las Vegas Motor Speedway,” “New Hampshire Motor Speedway,” “Sears Point Raceway,” “Thunder Valley

Speedway Motorsports, Inc. Annual Report on Form 10-K
14

Nationals,” “Texas Motor Speedway,” “TMS,” “Legends Cars,” “Bandolero,” “Atomic Oil,” “WBL,” “Pour A New Engine Into Your Car,” “It Soaks Into Metal,” “Linkite,” “Lenckite,” “Micro-Lubricant,” “zMAX,” “Motorsports by Mail,” “The Speedway Club,” “Top the Cops,” “Diesel 40 – The Engine Conditioner,” “Diesel 60 – The Fuel Conditioner,” “Diesel 90 – The Gear And Accessory Conditioner,” “Fans First”, “The Great American Speedway!,” “Radio Without a Restrictor Plate,” “Seal of Champions Speedway Motorsports, Inc.,” “Speedway World,” “The Official Seal of Racing,” “Lug Nut,” “Sparky,” “Live Free & Race!”, “zMAX Dragway” and our corporate logos.

Federal trademark and/or service mark registrations are pending with respect to “Let the Troops Race,” “Fan Friendly,” “Think Outside The Oval,” “U.S. Legend Cars International,” and “Victory Lane Club”. We own state trademark and/or service mark registrations for “Atlanta Motor Speedway” (Georgia), “AMS” (Georgia), “Texas Motor Speedway” (Texas) and “TMS” (Texas). We have registered trademark rights in the “zMAX” trademark in Australia, Canada, Israel, Japan, Mexico, New Zealand, Singapore and the European Union, registered trademark and service mark rights in the “Legends Cars” mark in the European Union and Canada, and registered service mark rights in the “Motorsports by Mail” mark in Japan. We also have six patents related to our Legends Car, Bandolero Car and Thunder Roadster design and technology. Our policy is to protect our intellectual property rights zealously, including use of litigation, to protect their proprietary value in sale and market recognition.

ENVIRONMENTAL MATTERS

Solid waste landfilling has occurred on and around CMS’s property for many years. Landfilling of general categories of municipal solid waste on the CMS property ceased in 1992. However, there is one landfill at CMS currently being permitted to receive inert debris and waste from land clearing activities (“LCID” landfill), and one LCID landfill that was closed in 1999. Two other LCID landfills on the CMS property were closed in 1994. CMS intends to allow similar LCID landfills to be operated on the CMS property in the future. Prior to 1999, CMS leased a portion of our property to Allied Waste Industries, Inc. (“Allied”) for use as a construction and demolition debris landfill (a “C&D” landfill), which received solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but could not receive inert debris, land-clearing debris or yard debris. The CMS C&D landfill is now closed. In addition, Allied owns and operates an active solid waste landfill adjacent to CMS. We believe the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property. Management believes that our operations, including the landfills on our property, comply with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would have a material adverse effect on our future financial position or results of operations.

Portions of the inactive solid waste landfill areas on the CMS property are subject to a groundwater monitoring program, and data is submitted to the North Carolina Department of Environment and Natural Resources (“DENR”). DENR has noted that data from certain groundwater sampling events have indicated levels of certain regulated compounds that exceed acceptable trigger levels and organic compounds that exceed regulatory groundwater standards. DENR has not required any remedial action by us at this time with respect to this situation. If DENR was to require us to take certain actions in the future, although none are known at this time, those actions could result in us incurring material costs.

ITEM 1A. RISK FACTORS

Set forth below are all material known risks and uncertainties that, if they were to occur, could materially adversely affect our business or cause our actual results to differ materially from results contemplated by forward-looking statements contained in this report or other public statements we may make. Additional risks not currently known to us or that we currently deem immaterial may also impact our business. Shareholders and prospective investors should carefully consider and evaluate all of the risk factors described below. However, many of these factors are beyond our ability to control or foresee, and undue reliance should not be put on forward-looking statements. Risk and other forward-looking factors may or may not ultimately be found correct. These risk factors may change from time to time and may be amended, supplemented, or superseded by updates to the risk factors contained in future periodic reports on Form 10-Q, Form 10-K or other forms we file with the SEC.

The United States and global economic slowdown, ongoing disruptions in the financial markets and geopolitical events, could have a significant adverse impact on consumer and corporate spending and our business in ways that we cannot currently predict. Consumer and corporate spending can significantly impact our operating results, and national or local catastrophes, elevated terrorism alerts or natural disasters could have a significant adverse impact on our operating results.

Speedway Motorsports, Inc. Annual Report on Form 10-K
15

Our business depends on discretionary consumer and corporate spending. The combination of severely tightened credit markets, stringent and costly borrowing conditions, deterioration of residential real estate and mortgage markets, unprecedented stock market declines and fluctuating oil and commodity prices, among other factors, led to historically low levels of consumer confidence and recessionary conditions. While the direction and strength of the United States economy, including the financial and credit markets, appear to be improving, significant uncertainty remains as to their recovery strength, timing and longevity. High or increasing fuel prices, particularly given the elevated geopolitical tensions in the Middle East and other foreign regions, could significantly impact our future results. Many of these conditions and uncertainties also exist in varying degrees throughout the global markets.

Numerous factors related to discretionary consumer spending can adversely impact recreational and entertainment spending and significantly impact our operating results. Consumer disposable income and spending are affected by economic conditions such as employment rates, high or rising fuel prices, difficult consumer credit and housing markets, interest and tax rates and inflation. Many factors affect corporate spending such as general economic and other business conditions, including consumer spending, high or rising fuel prices, interest and tax rates, hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorist attacks, military actions, inflation, and geopolitical events, as well as various industry and other business conditions, including corporate marketing and promotional spending and interest levels. Such factors or incidents, even if not directly impacting us, could disrupt or otherwise adversely impact our customers, markets and consumer spending in general. Also, recent or future governmental actions may control, influence or otherwise restrict corporate spending or spending trends. These factors can impact regional and national consumer and corporate spending sentiment, and adversely affect attendance at our events, suite rentals, sponsorship, advertising and hospitality spending, concession and souvenir sales and driving schools and other track rentals. These factors also can affect the financial results of present and potential sponsors and other customers of our facilities, events and industry. Negative factors such as challenging economic conditions, governmental actions and geopolitical events that impact spending, public concerns over additional national security incidents and air travel, particularly when combined, can impact corporate and individual customer spending and each negative factor can have varying effects on our operating results. All of the aforementioned factors, among others, can have a material adverse impact on our future operating results and growth.

Government responses and actions may or may not successfully restore stability to the credit and consumer markets and improve economic conditions in the foreseeable future. There can be no assurance that government response to the economic slowdown and disruptions in the financial and credit markets will stabilize the economy or financial and credit markets for long periods. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. These economic conditions might not improve or could worsen and when these conditions may ultimately improve cannot be determined at this time. These severe economic conditions and governmental actions have and may further adversely impact various industries of our consumer and corporate customers, resulting in spending declines that could adversely impact our revenues and profitability. There can be no assurance that consumer and corporate spending will not be further adversely impacted by current or unforeseen economic or geopolitical conditions, thereby possibly having a material adverse impact on our future operating results and growth.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. Except as described in Item 7A “Quantitative and Qualitative Disclosures About Market Risk”, we currently have no direct holdings in these higher-risk type instruments and our indirect exposure to these instruments through money market funds or otherwise is immaterial. However, we cannot predict future market conditions or market liquidity and can provide no assurance that our current or future investment portfolios, if any, will remain unimpaired.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
16

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

If an event scheduled for one of our facilities is postponed because of weather, national security concerns, natural disasters or other reasons, we could incur increased expenses associated with conducting the rescheduled event, as well as possible decreased revenues from admissions, food, beverage and souvenir sales generated at the rescheduled event. If such an event is cancelled, we would incur the expenses associated with preparing to conduct the event as well as losing the revenues associated with the event, including live broadcast revenues, to the extent such losses were not covered by insurance. If a cancelled event is part of the NASCAR Sprint Cup or Nationwide Series, the amount of money we receive from television revenues for all of our NASCAR-sanctioned events in the series that experienced the cancellation could be reduced. This would occur if, as a result of the cancellation and without regard to whether the cancelled event was scheduled for one of our facilities, NASCAR experienced a reduction in television revenues in excess of amounts scheduled to be paid to the promoter of the cancelled event.

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

We pursue acquisitions or joint ventures as part of our long-term business strategy. We purchased NHMS in January 2008 for $340.0 million and KyS in December 2008 for $70.8 million. These purchases were funded with available cash and borrowings under the Credit Facility. The purchase of NHMS and KyS and other such transactions may involve significant challenges

Speedway Motorsports, Inc. Annual Report on Form 10-K
17

and risks. For example, the transactions may not advance our business strategy; we may not realize a satisfactory return on the investments made; we may experience difficulty integrating new employees, business systems and technology; or management’s attention may be diverted from our other businesses or operations. Furthermore, the use of cash or additional borrowings could significantly impact our liquidity, impair our ability to borrow additional funds for other business purposes or cause lowered ratings by credit agencies resulting in higher borrowing costs or increased difficulties borrowing additional amounts, among other things. These factors could adversely affect our future financial condition or operating results.

We are significantly expanding and improving our KyS facilities, and may expand and improve our NHMS and other speedway facilities, which involve material capital expenditures over several years in amounts or nature that have not yet been determined. Such expenditures may or may not increase our future success and the ability to compete and operate successfully and profitably depends on many factors outside of management’s control. Such factors, if significantly negative or unfavorable, could result in possible impairment and other charges that materially adversely affect our future financial condition or results of operations.

Management may from time to time evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. For example, in 2007 we sold the majority of assets and all operations of North Carolina Speedway, consisting principally of track rentals, because advancement of our business strategy and the foreseeable returns on investment were not satisfactory. Furthermore, in 2008 we decided to discontinue our oil and gas operations as further discussed in Note 14 to the Consolidated Financial Statements. We may decide to spend, depending on perceived possibilities, or be required to spend certain additional amounts or take legal action to protect or preserve our oil and gas investment interests and maintain or maximize potential recovery values, if any. Such additional expenditures, although presently undeterminable, could become material depending on the facts, circumstances and ultimate outcome of any attempted recovery or resolution. Those costs, if significant and ultimately not recovered, could have a material adverse effect on our future financial position, results of operations or cash flows.

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

At any time, we may evaluate or attempt to realign one or more NASCAR Sprint Cup Series (or other motorsports series) race dates among our multiple track facilities. We obtained approval to realign a NASCAR Sprint Cup racing event from AMS to KyS beginning in 2011. Many factors and alternatives must be considered, including the popularity and profitability of various races, the relative seating capacity at each track, alternative uses and revenues for such tracks in the event a race is moved, the costs of any capital expenditures to upgrade or expand facilities, the lead time required to complete any such upgrades or expansion, alternative uses of capital, any existing or potential governmental tax incentives, changing economic conditions at the individual tracks and in the economy as a whole, as well as various other strategic issues.

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
18

Relocation of major motorsports events could adversely affect us.

NASCAR has announced it would consider potential track realignment of Sprint Cup Series racing events to desirable, potentially more profitable market venues of speedway operators. While relocation of any Sprint Cup event among our speedways we now own or may own in the future could result in a net increase in our future operating profitability, long-lived assets of a speedway from where a Sprint Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations.

Our NASCAR broadcasting rights revenues are significant and changes could adversely affect our profitability and financial condition.

Our NASCAR broadcasting and ancillary media rights fees revenues are significant multi-year contracted revenue and cash flow sources for us. Any significant adverse changes to such rights fees revenues could adversely impact our results. For example, the first few years of the current eight-year contract, which began in 2007, had total NASCAR broadcasting rights fees for the entire industry that were lower than the 2006 rights fees. However, the current broadcasting contract contains a 40% increase over the former contract annual average. The eight-year NASCAR broadcasting rights agreement expires after 2014, and currently provides us with increases in annual contracted revenues averaging 3% per year. Changes or trends in television broadcast ratings may impact future renewals. Material changes in the media or motorsports industries could result in broadcasting or ancillary media contract renewals different from historical practices.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
19

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

Motorsports promotion is a competitive industry. We compete in regional and national markets, and with ISC and other NASCAR related speedways, to promote events, especially NASCAR-sanctioned Sprint Cup and Nationwide Series events, and to a lesser extent, with other speedway owners to promote other NASCAR, IndyCar, NHRA and WOO sanctioned events. We believe our principal competitors are other motorsports promoters of Sprint Cup and Nationwide Series or equivalent events. Certain of our competitors have resources that exceed ours. NASCAR is owned by the France family, who also controls ISC. ISC presently hosts a significant number of Sprint Cup and Nationwide Series races. Our competitors may attempt to build speedways and conduct racing and other motorsports related activities in new markets that may compete with us and our local and regional fan base or marketing opportunities.

We also compete for spectator interest with all forms of professional and amateur spring, summer and fall sports, such as football, baseball, basketball and hockey, conducted in and near Atlanta, Boston, Bristol, Charlotte, Cincinnati, Dallas-Fort Worth, Las Vegas, Lexington, Louisville, and San Francisco, and regionally and nationally, many of which have resources that exceed ours, and with a wide range of other available entertainment and recreational activities. These competing events and activities may be held on the same days or weekends as our events. We cannot assure you that we will maintain or improve our position in light of such competition.

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

We believe significant growth in our revenues depends, in large part, on consistent investment in facilities. Therefore, we expect to continue to make substantial capital improvements in our facilities to meet long-term increasing demand, to increase spectator entertainment value and to increase revenue. Our Credit Facility, after the first quarter 2011 financing transactions as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Liquidity”, allows standby letters of credit of up to $50.0 million, annual capital expenditures of up to $75.0 million, and provides for additional borrowings of up to $79.3 million, subject to meeting specified conditions. We frequently have a number of significant capital projects underway. As further described above in the risk factor “The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions and efficient and successful integration into our operations,” we plan to continue to make substantial capital expenditures and investments, including significant renovations and improvements to KyS and other capital expenditures for our other speedway facilities, in 2011 and future years. The planned improvements will likely involve material capital expenditures over several years in amounts that have not yet been determined.

The profitability or success of future capital projects and investments is subject to numerous factors, conditions and assumptions, many of which are beyond our control. Significant negative or unfavorable outcomes could reduce our available cash and cash investments resulting in lower investment interest or earnings, reduce our ability to service current or future indebtedness, require

Speedway Motorsports, Inc. Annual Report on Form 10-K
20

additional borrowings resulting in higher debt service and interest costs, lower our ratings by credit agencies, result in higher borrowing costs or increased difficulties in borrowing additional amounts, result in higher than anticipated depreciation expense, among other negative consequences, and could have a material adverse effect on our future financial condition or results of operations.

Commencement of construction is subject to governmental approval and permitting processes, which could materially affect the ultimate cost and timing of construction. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our facilities, including:

•	undetected soil or land, including environmental, conditions

•	additional land acquisition costs

•	increases in the cost of construction materials and labor

•	unforeseen changes in design

•	litigation, accidents or natural disasters affecting the construction site

•	national or regional economic, regulatory or geopolitical changes

In addition, actual costs could vary materially from our estimates if those factors or our assumptions about the quality of materials or workmanship required or the cost of financing such construction were to change. Should projects be abandoned or substantially decreased in scope due to the inability to obtain necessary permits or other unforeseen negative factors, we could be required to expense some or all previously capitalized costs, which could have a material adverse effect on our future financial condition or results of operations. Also, should improvement projects not produce a sufficiently high economic yield, including those requiring demolition of a component of a speedway facility, or where capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project, capitalized expenditures could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations.

Future impairment of our property and equipment, other intangible assets and goodwill could adversely affect our profitability.

As of December 31, 2010, we have net property and equipment of $1,169.3 million, net other intangible assets of $395.0 million and goodwill of $187.3 million. Also, as further described in the risk factor above “The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions and efficient and successful integration into our operations,” we plan to continue to make substantial capital investments. We periodically evaluate long-lived assets for possible impairment based on expected future undiscounted operating cash flows and profitability attributable to such assets or when indications of possible impairment occur. Our latest annual assessment of goodwill and other intangible assets also considered that our market capitalization was below our consolidated stockholder’s equity, and our efforts to realign one or more NASCAR Sprint Cup Series racing events among our speedway facilities. Management’s analysis of the market capitalization difference and event realignment, along with additional information on the latest annual impairment assessment, is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 2, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements, and is not repeated here. There have since been no other events or circumstances that might indicate possible impairment. Based on this analysis, management believes the decline in our market capitalization below our consolidated stockholder’s equity is temporary, and that no unrecognized impairment of property and equipment and goodwill and other intangible assets exists through or as of December 31, 2010.

The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. While we believe no unrecognized impairment exists at December 31, 2010, different conditions, trends or assumptions or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our future financial condition or results of operations. The profitability or success of future capital projects and investments are subject to numerous factors, conditions and assumptions, many of which are beyond our control, and if significantly negative or unfavorable, could become impaired and materially adversely affect our future financial condition or results of operations. See the risk factor “Relocation of major motorsports events could adversely affect us” above for related discussion on impairment considerations.

Speedway Motorsports, Inc. Annual Report on Form 10-K
21

Our substantial indebtedness could adversely affect our financial position, ability to meet our obligations under our debt instruments, and ability to pay dividends.

We have a substantial amount of debt and significant debt service obligations. As of December 31, 2010, we had total outstanding long-term debt of approximately $628.7 million, or $637.0 million excluding issuance discount of $8.3 million, as further described in Note 6 to the Consolidated Financial Statements. The first quarter 2011 financing transactions, as further described in Note 15 to the Consolidated Financial Statements, did not significantly change our overall outstanding borrowings. Our substantial indebtedness and leverage could make it more difficult and costly for us to borrow money in the future and may reduce the amount of funds available to finance our operations and other business activities and may have other important consequences, including the following:

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

•	we may be at a disadvantage compared to our competitors that have less leverage and greater operating and financial flexibility than we do;

•	our debt levels may increase our interest costs or increase the risks that we may not be able to obtain additional financing or obtain financing at acceptable rates;

•

our debt levels may increase our difficulties in refinancing or replacing our outstanding obligations such as the scheduled maturities of our Credit Facility in 2015, 2009 Senior Notes in 2016, and 2011 Senior Notes in 2019; and

•	our debt levels may cause lowered ratings by credit agencies, resulting in higher borrowing costs or increased difficulties borrowing additional amounts.

Each or all of the factors could have a material adverse effect on our financial health and profitability.

Servicing our indebtedness will require a significant amount of cash. Our ability to generate cash depends on a variety of factors, many of which are beyond our control.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available for use in our business. In 2010, we paid $52.6 million in interest on our indebtedness. Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, legislative, regulatory, industry, competitive and other factors that are beyond our control. Our operations are substantially impacted by the success of NASCAR in the promotion and conduct of racing as a sanctioning body, our relationship with NASCAR and the popularity of NASCAR and other motorsports generally, and the impact of competition, including competition from other speedway owners like ISC. Our business may not be able to generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. As further described in Notes 6 and 15 to the Consolidated Financial Statements, we may redeem some or all of our 2009 Senior Notes or 2011 Senior Notes at any time at annually declining redemption premiums beginning June 1, 2013 and February 1, 2015, respectively. Such redemptions could limit funds otherwise available for future working capital, capital expenditures, acquisitions or other general corporate purposes. However, we may not be able to complete such refinancing or redemption on commercially reasonable terms or at all.

Our future borrowing costs on current outstanding or future indebtedness could substantially increase and adversely affect our financial health and profitability, each of which may have a material adverse effect on our business and results of operations.

The purchases of NHMS and KyS significantly increased our outstanding indebtedness and leverage, and our current or future capital spending plans could further significantly increase our future outstanding debt, resulting in an adverse effect on our financial health and profitability. As of December 31, 2010, we had total outstanding long-term debt of approximately $628.7 million, after the first quarter 2011 financing transactions, and the 2011 Credit Facility permits additional borrowings of up to $79.3 million. The ongoing disruptions and tight financial and capital markets could have a significant adverse impact on our future interest

Speedway Motorsports, Inc. Annual Report on Form 10-K
22

and other borrowing costs. Our operating results have benefited from relatively low interest rates on our floating rate Credit Facility and future increases, if significant, could have a significant adverse impact on our future results. Also, our future interest and borrowing costs under our 2011 Credit Facility, any refinanced or replaced current outstanding indebtedness, or new additional financing could substantially increase and adversely affect our financial health and profitability. Interest and other borrowing costs have significantly increased for many companies in numerous industries, and may increase from current levels in the foreseeable future. While at times we use interest rate swaps to hedge our interest rate risk, we are currently unable to predict if or when the interest rates could change. Our significant indebtedness levels and leverage, along with difficult credit market conditions, could result in higher interest and other borrowing costs and more restrictive financial and other loan covenants under any new credit facility or other borrowing arrangements.

As further discussed in Notes 6 and 15 to the Consolidated Financial Statements, interest rates under our 2011 Credit Facility are based on specified tier levels that are adjustable periodically based upon certain consolidated total leverage ratios. Our current planned or unplanned future capital spending and possible increases in our future outstanding indebtedness, along with our current leverage, could further reduce the amounts by which we exceed minimum required covenant compliance levels and result in changes to our interest cost tier levels under the 2011 Credit Facility. Future changes in such surplus in our compliance levels or interest cost tiers could result in increased interest costs on current or future indebtedness, restricted or reduced borrowings and availability under the 2011 Credit Facility, and increased costs of borrowing for any new financing. Each or all of these factors could have a material adverse effect on our financial health and profitability.

Restrictions imposed by terms of our indebtedness could limit our ability to respond to changing business and economic conditions and to secure additional financing.

The indentures for our 2009 Senior Notes, 2011 Senior Notes and 2011 Credit Facility agreement restrict, among other things, our and our subsidiaries’ ability to do any of the following:

•	incur additional debt or liens

•	pay dividends or make distributions

•	make specified types of investments

•	apply net proceeds from certain asset sales

•	engage in transactions with affiliates, merge or consolidate

•	pay dividends or make other payments from subsidiaries

•	sell equity interests of subsidiaries, or sell, assign, transfer, lease, convey or otherwise dispose of assets

•	incur indebtedness subordinate in right of payment to any senior indebtedness and senior in right of payment to the 2009 Senior Notes or 2011 Senior Notes

Because of our significant outstanding indebtedness, debt covenant compliance is important to our operations. Our 2011 Credit Facility is the primary source of committed funding from which we finance our planned capital expenditures, strategic initiatives, such as repurchases of our common stock, and working capital needs. Our 2011 Credit Facility contains more extensive and restrictive covenants than the indentures for the 2009 Senior Notes and the 2011 Senior Notes. In addition to covenants of the type described above, the 2011 Credit Facility requires us to maintain specified financial ratios and satisfy certain financial condition tests, as well as limits our acquisitions, capital expenditures and investments, as further described in “Future Liquidity”. The Company regularly monitors compliance with the various covenants under each of these debt agreements. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us. Future default on any of these covenants could result in default under, or an inability to undertake certain activities in compliance with, the underlying debt agreements. Non-compliance with financial covenant ratios or other covenants could prevent us from being able to access further borrowings under, or require repayment of, our 2011 Credit Facility. Our ability to meet those covenants, financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests.

Speedway Motorsports, Inc. Annual Report on Form 10-K
23

The 2011 Credit Facility, the 2009 Senior Notes, and the 2011 Senior Notes indentures contain cross-default provisions. A default under any of these debt agreements could likely trigger cross-default provisions allowing the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If there were an event of default under any loan agreement, the lenders could elect to declare all amounts outstanding, including accrued interest or other obligations, to be immediately due and payable. If we were unable to repay these amounts, such lenders could proceed against the collateral, if any, granted to them to secure that indebtedness. If any indebtedness were to be accelerated, there can be no assurance that we could repay or refinance the accelerated amounts due.

As a result of these covenants, our ability to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted. We may be prevented from engaging in transactions that might otherwise be considered beneficial to us. Should we pursue further development and/or acquisition opportunities, the timing, size and success as well as associated potential capital commitments of which are unknown at this time, we may need to raise additional capital through debt and/or equity financings. There can be no assurance that adequate debt and equity financing will be available, if and when needed, on satisfactory terms or will be permitted under our various debt arrangements. Failure to obtain further financing could have a negative effect on our business and operations.

We were in compliance with all applicable covenants under our various debt agreements as of December 31, 2010. At this time, management also believes we will remain in compliance with all applicable covenants for at least the next 12 months. However, although not anticipated at this time, significant negative adverse factors such as material tangible, intangible or other asset impairment charges or unforeseen declines in our future profitability or cash flows from ongoing recessionary conditions or other market factors, if large enough individually or in combination, could result in our inability to remain in compliance. These and other possible negative factors that could impact compliance are further described throughout this “Risk Factors” section.

We may be able to incur additional indebtedness in the future.

Despite our level of indebtedness, we may be permitted to incur additional debt in the future. In addition, we may be able to secure this additional debt with Company, subsidiary or new business assets. After the first quarter 2011 financing transactions, we had approximately $79.3 million of additional revolving loans available for borrowing under the 2011 Credit Facility. Furthermore, any additional financing arrangements we enter into may contain additional restrictive and financial covenants. These covenants may restrict or prohibit many actions including, but not limited to, our ability to incur debt, create or suffer to exist liens, make prepayments of particular debt, pay dividends, make capital expenditures or investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets and engage in mergers and consolidations or in sale-leaseback transactions. Failure to maintain compliance with any new covenants could constitute a default, which could accelerate the payment of any amounts outstanding under any new or existing financial agreements.

Government regulation of certain motorsports sponsors could negatively impact the availability of promotion, sponsorship and advertising revenue for us.

The motorsports industry generates significant revenue each year from the promotion, sponsorship and advertising of various companies and their products, some of which are subject to government regulation. Advertising of the alcoholic beverage and tobacco industry is generally subject to greater governmental regulation than advertising by other sponsors of our events. Certain of our sponsorship contracts are terminable upon the implementation of adverse regulations. The alcoholic beverage and tobacco industry has provided substantial financial support to the motorsports industry through, among other things, the purchase of advertising time, the sponsorship of racing teams and the past sponsorship of racing series such as the Winston Cup (now Sprint Cup) Series and the Busch (now Nationwide) Series, and generally are subject to greater governmental regulation than are other sponsors of our events. We are unaware of any proposed additional governmental regulation that would materially limit the availability to motorsports of promotion, sponsorship or advertising revenue from the alcoholic beverage or tobacco industry. We cannot assure you that the alcoholic beverage or tobacco industry will continue to sponsor motorsports events, suitable alternative sponsors could be located or NASCAR will continue to sanction individual racing events sponsored by the alcoholic beverage industry at any of our facilities. Implementation of further restrictions on the advertising or promotion of alcoholic beverage products could adversely affect us.

Speedway Motorsports, Inc. Annual Report on Form 10-K
24

Our chairman owns a majority of our common stock and will control any matter submitted to a vote of our stockholders.

As of March 1, 2011, Mr. O. Bruton Smith, our Chairman and Chief Executive Officer, beneficially owned, directly and indirectly, 29,000,800 shares of our common stock. As a result, he will continue to control the outcome of substantially all issues submitted to our stockholders, including the election of all of our directors.

In addition, as a “controlled company” within the meaning of the NYSE rules, we also qualify for exemptions from certain corporate governance requirements, including the requirement that we have nominating and corporate governance and compensation committees composed entirely of independent directors. Although we qualify, we do not currently use this “controlled company” exemption.

Changes in income tax laws could adversely affect our financial condition and results of operations.

At December 31, 2010, net deferred tax liabilities totaled $333.7 million, after reduction for net deferred tax assets of $291,000. At December 31, 2010, valuation allowances of $65.6 million have been provided against deferred tax assets because management is unable to determine that ultimate realization is more likely than not. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. Changes in tax laws, assumptions, estimates or methods used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.

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

The market price of our common stock could be adversely affected by the sale of approximately 1,400,000 shares of our common stock issuable upon the exercise of various options under our equity compensation plans; by the issuance or sale of approximately 2,005,000 shares of our common stock available for grant under our equity compensation plans; or by the sale of approximately 29,000,800 shares of our common stock available for resale in compliance with Rule 144 under the Securities Act, including shares held by Mr. O. Bruton Smith, our Chairman and Chief Executive Officer. The market price for our common stock could also be adversely affected if there was a default of one of the non-Company loans under which 12,540,000 shares of our common stock, owned by Mr. Smith and Sonic Financial Corporation, our affiliate through common ownership by Mr. Smith, have been pledged.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Speedway Motorsports, Inc. Annual Report on Form 10-K
25

ITEM 2. PROPERTIES

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway as of December 31, 2010 follows:

Atlanta Motor Speedway – AMS is located on approximately 820 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. AMS was built in 1960 and has been owned by us since 1990. AMS is located in a top-ten media market, and has the long-standing reputation of offering fans some of the best on-track competition in NASCAR. AMS also has an on-site 2.5-mile road course. In 1997, AMS was completely renovated including reconfiguration to a “state-of-the-art” 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, adding 22,000 permanent seats, including 58 luxury suites, and changing the start-finish line location. AMS constructed 46 condominiums overlooking the speedway and has two remaining unsold condominiums. In 1998, lighting was installed for night racing. In recent years, there has been significant roadway expansion leading into and surrounding AMS, and AMS has reconfigured main entranceways and expanded on-site roads to ease congestion. Also, over several years, AMS has installed new scoreboards and modernized its infield garage, media center and press box areas. AMS suffered significant tornado damage in 2005 and has since been restored to a leading-edge motorsports facility. In 2006, AMS completed construction of approximately 14,000 new premium front-stretch and club-style permanent seats. In 2007 and 2008, AMS expanded its camping, restroom and other fan amenities. In 2010, AMS replaced certain grandstand seating along its superspeedway front-stretch with new, wider premium permanent seating for a net reduction of approximately 3,000 seats. At December 31, 2010, AMS had permanent seating capacity of approximately 98,000, including 123 luxury suites.

Bristol Motor Speedway – Acquired by us in 1996, BMS is located on approximately 670 acres in Bristol, Tennessee and is a 0.533-mile, lighted, high-banked concrete oval speedway. BMS also owns and operates a one-quarter mile modern, lighted dragway. We believe BMS is the most popular facility on the Sprint Cup circuit among race fans due to its steep banked turns and lighted nighttime races. From 1996 through 2002, BMS added over 76,000 new permanent grandstand seats, including 73 new luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. In 1999, BMS reconstructed and expanded its dragstrip into a state-of-the-art dragway, “Thunder Valley”, featuring permanent grandstand seating, luxury suites, and extensive fan amenities. In 2003, BMS constructed approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury sky-box suites. In 2004, BMS completed construction of a modern expansive gift shop adjoining new entertainment, administrative and other marketing facilities that attracts and entertains fans and corporate clientele. In 2005, BMS constructed 37 new luxury sky-box suites and new permanent dragway seats at “Thunder Valley”, which remains one of the most modern, state-of-the art dragways in the country. In 2005 and 2006, BMS continued to improve and expand fan amenities and make other site improvements. In 2007, BMS repaved the steep banked track surface on its speedway, and has since continued to expand its camping, restroom and other fan amenities, and to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. In 2010, BMS renovated and modernized the infield areas and media center of its main speedway. At December 31, 2010, BMS had permanent seating capacity of approximately 158,000, including 196 luxury suites.

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

In 2004, CMS renovated and modernized its infield garages, media center, and scoring towers and made other facility improvements. The new CMS media center has leading-edge technology infrastructure and access that has increased appeal for media content providers, sports journalists and others involved in racing communications. In 2005, the exclusive dining and entertainment facilities at The Speedway Club at CMS were completely remodeled and now offer expanded premium restaurant, catering

Speedway Motorsports, Inc. Annual Report on Form 10-K
26

and corporate meeting facilities. In 2006, CMS reprofiled and resurfaced its superspeedway, continued improving and expanding concessions, restroom and other fan amenities, expanded available parking to ease congestion and improve traffic flow, and made other site improvements. In 2007, CMS significantly expanded its available hospitality areas and other marketing facilities to better attract and entertain fans and corporate clientele, and renovated and modernized certain grandstand seating. In 2008, CMS completed construction of the “zMAX Dragway” where it now hosts two annual NHRA-sanctioned Nationals racing events. This new leading edge facility features a unique, lighted “four lane” racing configuration, with almost 30,000 premium permanent seats (constructed to allow for expansion up to 60,000 seats), 31 luxury suites and upscale food and beverage concession areas. Also in 2008, CMS constructed larger premium permanent seating for a net decrease of approximately 6,000 seats. In 2009, CMS removed approximately 10,000 low demand superspeedway seats and constructed a high-end RV park and campground area, featuring upscale amenities and outstanding views of the entire superspeedway. In 2010, CMS replaced certain grandstand seating along its superspeedway front-stretch with new, wider premium permanent seating for a net reduction of approximately 3,000 seats, and eliminated certain concrete bleachers along the backstretch considered less desirable for spectators resulting in a reduction of approximately 9,000 seats. In 2011, CMS is installing the world’s largest high-definition video board. This leading-edge technology is expected to significantly enhance the entertainment experience of fans at their events, and provide expanded promotional opportunities. At December 31, 2010, CMS had permanent seating capacity of approximately 134,000, including 113 luxury suites.

Infineon Raceway – Acquired by us in 1996, IR is located on approximately 1,600 acres in Sonoma, California and consists of a 2.52-mile, twelve-turn road course, a one-quarter mile modern dragstrip, and a modern, expansive industrial park. IR is located in a top-ten media market, and is one of only two road courses on the NASCAR Sprint Cup Series race schedule. From 1997 through 2001, IR added approximately 19,000 new permanent seats, made various grading changes to improve spectator sightlines, expanded and improved spectator amenities, acquired adjoining land to provide additional entrances and expanded spectator parking areas to accommodate attendance increases and ease congestion. In 1998, IR reconfigured its road course for the NASCAR Sprint Cup Series into a 10-turn, 1.99-mile course by creating “The Chute,” which connects Turns 4 and 7. However, the raceway still maintains its traditional 2.52-mile course for other events. The Chute provides spectators with improved sightlines and expanded viewing areas. The shorter course also enabled the raceway to lengthen the NASCAR race by nearly 35 laps. In 2003, IR completed a multi-year major reconfiguration and modernization, adding new permanent seats, including hillside terrace seats, and new luxury suites. IR’s enhancements also included underground pedestrian tunnels to better accommodate pedestrian traffic, a new world-class 16-turn, three-quarter mile karting center, permanent garages for race teams, an expanded modern industrial park, an enlarged pit road to accommodate NASCAR’s 43-car grid, and improved sightlines for better spectator enjoyment. Modernization of IR’s dragstrip facilities was also completed in 2003. In 2006, IR continued improving and expanding its on-site road system and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. In 2007, IR expanded its camping, restroom and other fan amenities, and continued to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. In 2011, as part of our “green initiatives”, IR plans to install a large number of solar panels and a large, solar-powered LED display board, which are anticipated to provide over 40% of IR’s overall energy needs. At December 31, 2010, IR had permanent seating capacity of approximately 47,000, including 27 luxury suites, and provides temporary seating and other general admission seating arrangements along its 2.52-mile road course.

Kentucky Speedway – Acquired by us in December 2008, KyS is located in Sparta, Kentucky, approximately one-half hour south of Cincinnati, Ohio, on approximately 820 acres, was opened in 2000 and features a 1.5-mile, asphalt, tri-oval speedway. As further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Liquidity and Capital Expenditures”, a new annual NASCAR Sprint Cup racing event has been realigned from AMS to KyS beginning in 2011. We are substantially modernizing and expanding permanent seating and infield areas, as well as media centers, concessions, camping and hospitality areas, restrooms and other fan amenities, at KyS. We are also continuing to significantly reconfigure and expand onsite roads, available parking, traffic patterns and entrances. The contemplated expansion and improvements will involve material capital expenditures in 2011 and over several years in amounts that have not yet been determined. As of December 31, 2010, KyS had permanent seating capacity of approximately 69,000, including 53 luxury suites.

Las Vegas Motor Speedway – Acquired by us in 1998, LVMS is located on approximately 1,030 acres in Las Vegas, Nevada, and consists of a 1.5-mile, lighted, asphalt, quad-oval superspeedway, and several other on-site paved and dirt race tracks. These other race tracks include a 1/4-mile dragstrip, 1/8-mile dragstrip, 2.5-mile road course, 1/2-mile clay oval, 3/8-mile paved oval, motocross and other off-road race courses. From 1999 through 2002, LVMS added approximately 7,000 new permanent seats, expanded its concessions and restroom amenities and made other facility improvements. In 2000, LVMS reconstructed and

Speedway Motorsports, Inc. Annual Report on Form 10-K
27

expanded one of its dragstrips into a state-of-the-art dragway, “The Strip at Las Vegas Motor Speedway”, with permanent grandstand seating, luxury suites and extensive fan amenities. “The Strip at Las Vegas Motor Speedway” remains one of the most modern, state-of-the-art dragways in the country. In 2001, LVMS renovated its 3/8-mile paved racetrack, “The Bullring”, where it hosts weekly racing series from March through October. LVMS has significant club-style seating with convenient access to premium restaurant-quality food and beverage service. In 2004, LVMS constructed approximately 14,000 new premium permanent seats. In 2006, LVMS completed construction of approximately 16,000 new permanent grandstand seats. In 2007, LVMS completed construction of one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in motorsports. LVMS also reprofiled the banking of its superspeedway to offer fans exciting racing inherent in high-bank racing. In recent years, LVMS also continued to expand its camping, restroom and other fan amenities, and to improve and expand onsite roads and available parking to further ease congestion and improve traffic flow. At December 31, 2010, LVMS had permanent seating capacity of approximately 131,000, including 102 luxury suites.

New Hampshire Motor Speedway – Acquired by us in January 2008, NHMS is a multi-use complex located in Loudon, New Hampshire on approximately 1,180 acres approximately 80 miles northwest of Boston, consisting of a 1.058-mile asphalt, oval superspeedway and a 1.6-mile road course. NHMS presently has sanction agreements to host two NASCAR Sprint Cup and one NASCAR Nationwide Series race, among other events and track rentals. Our purchase of NHMS strategically positions us in the northeastern United States in one of the top-ten media markets in North America. Also, NHMS is the largest sports facility in New England. Management believes its facilities and racing events provide the Company with opportunities for increasing revenues and profitability. Since purchased, NHMS has expanded and modernized various concession and camping areas and other fan amenities, and improved and expanded on-site roads and available parking to further ease congestion and improve traffic flow. In 2009, NHMS expanded and modernized its infield hospitality areas to enhance the marketing appeal, sightlines and experience for our corporate and other customers. In 2011, NHMS plans to install a new leader board to enhance the entertainment experience of race fans while attending their events. At December 31, 2010, NHMS had permanent seating capacity of approximately 96,000, including 38 luxury suites.

Texas Motor Speedway – TMS, located on approximately 1,490 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway, with an on-site 2.5-mile road course. TMS is one of the largest sports facilities in the United States in terms of permanent seating capacity, and is located in a top-ten media market. TMS was constructed by us and hosted its first major NASCAR Sprint Cup Series race in April 1997. TMS has 76 condominiums overlooking turn two of the speedway and has five remaining unsold condominiums. TMS also has an executive office tower adjoining the main grandstand overlooking the speedway which houses The Speedway Club at TMS. We operate the TMS facilities under a 30-year arrangement with the Fort Worth Sports Authority – see Note 2 to the Consolidated Financial Statements for additional information. In 2000, TMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. In 2001, TMS converted approximately 50 suites to speedway club-style seating areas to help meet demand for premium seating and services at its largest events. In 2006, TMS constructed the new Victory Lane Broadcast Center in the infield which is a two-story multi-purpose facility built for television and radio media who provide broadcast coverage of our events. In recent years, TMS has expanded and increased surrounding interstate access roads and interchanges, bus and tram systems and available parking, lighting for certain parking areas, and reconfigured traffic patterns and entrances to ease congestion and improve traffic flow, and expanded its camping, restroom and other fan amenities. In 2009, TMS removed approximately 21,000 low demand seats and constructed a high-end RV park and campground area, featuring upscale amenities and outstanding views of the entire superspeedway. At December 31, 2010, TMS had permanent seating capacity of approximately 137,000, including 194 luxury suites.

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

ITEM 4. REMOVED AND RESERVED

Speedway Motorsports, Inc. Annual Report on Form 10-K
28

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 1, 2011, 41,574,666 shares of common stock were outstanding and held by approximately 2,528 record holders based on information from our stock transfer agent. The Company had no unregistered sales of equity securities during 2010.

We intend to retain a substantial portion of our future earnings to provide funds for the operation and expansion of our business. SMI depends on cash flows and other payments from our speedways and other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and working capital requirements. The Company’s Board of Directors approved aggregate dividends on common stock in 2008 through 2010 as follows (in thousands except per share amounts):

	2010	2009	2008
Cash dividends paid	$16,774	$15,352	$14,748
Dividends per common share	$0.40	$0.36	$0.34

Quarterly dividends were declared in 2010 and 2009 and annual dividends were declared in 2008. All declaration, record and payment dates were in the same fiscal periods. On February 16, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on March 15, 2011 to shareholders of record as of March 1, 2011. All cash dividends were or will be paid using available cash and cash investments. Although we plan to continue paying quarterly cash dividends, we may or may not pay similar cash dividends in the future. Any decision concerning the payment of dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under our 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes (as further described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Dividends”, and in Notes 6 and 15 to the Consolidated Financial Statements), and other factors as the Board of Directors or its designees, in their sole discretion, may consider relevant.

In 2010, approximately 11,000 shares of our common stock were delivered to us at an average price per share of $15.00 in satisfaction of tax withholding obligations of holders of restricted shares that vested during the period.

The following table sets forth the high and low closing sales prices for SMI’s common stock, as reported by the NYSE for each calendar quarter during the periods indicated:

	High	Low
2010:
First Quarter	$18.09	$14.79
Second Quarter	17.40	13.37
Third Quarter	16.48	12.93
Fourth Quarter	16.48	14.56

2009:
First Quarter	$17.80	$9.39
Second Quarter	20.08	11.46
Third Quarter	16.40	13.03
Fourth Quarter	17.78	13.21

Speedway Motorsports, Inc. Annual Report on Form 10-K
29

STOCK REPURCHASE PROGRAM

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under our various debt arrangements, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. We could repurchase up to an additional 623,000 shares under the authorization as of December 31, 2010.

As set forth in the table below, we repurchased 732,000 shares of common stock, all under this program, for approximately $11.3 million in 2010.

Issuer Purchases of Equity Securities under Authorized Programs as of December 31, 2010
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January through September 2010	552,000	$15.32	552,000	803,000
October 2010	60,000	15.75	60,000	743,000
November 2010	54,000	15.42	54,000	689,000
December 2010	66,000	15.61	66,000	623,000
Fourth Quarter 2010	180,000	15.60	180,000	623,000
Total 2010	732,000	$15.39	732,000	623,000

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information regarding the shares of SMI common stock issuable under all of SMI’s equity compensation plans as of December 31, 2010. See Note 11 to the Consolidated Financial Statements for additional information on these plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders(1)(2)	1,397,000	$29.91	2,005,000	(3)
Equity compensation plans not approved by security holders – None	–	–	–

(1)	This category includes the 1994 Stock Option Plan, the 2004 Stock Incentive Plan, the Employee Stock Purchase Plan, the Formula Stock Option Plan and the 2008 Formula Restricted Stock Plan. The 1994 Stock Option Plan expired in December 2004 and the Formula Stock Option Plan was terminated in February 2008 after which no further options can be granted under either plan; however, expiration and termination of these plans did not adversely affect rights under any previously granted outstanding stock options. The 2004 Stock Incentive Plan and the 2008 Formula Restricted Stock Plan were adopted upon stockholder approval at the 2004 and 2008 Annual Meetings, respectively.

(2)	Grants under the Employee Stock Purchase Plan may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end; however, no shares were granted to employees for calendar years 2008 through 2010.

(3)

No further options can be granted under the 1994 Stock Option Plan, which expired in December 2004, or the Formula Stock Option Plan, which was terminated in February 2008. Under the 2004 Stock Incentive Plan, an aggregate of 2,500,000 shares of SMI common stock are reserved for

Speedway Motorsports, Inc. Annual Report on Form 10-K
30

issuance under restrictions that include: no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year and for restricted stock or restricted stock unit awards designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. Under the 2008 Formula Restricted Stock Plan, an aggregate of 100,000 shares of SMI common stock are reserved for issuance and all awards are in the form of restricted stock.

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative stockholder return on our common stock against the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Index and a Peer Group Index for the period December 31, 2005 through December 31, 2010. The Russell 2000 Index is included because management believes, as a small-cap index, it more closely represents companies with market capitalization similar to ours than the Standard & Poor’s 500 Index. The companies used in the Peer Group Index in 2005 through 2010 consist of International Speedway Corporation, Walt Disney Co., and Dover Motorsports, Inc., all of which are publicly traded companies known by management to be involved in the amusement, sports and recreation industries. The graph assumes that $100 was invested on December 31, 2005 in each of our common stock, the Standard & Poor’s 500 Index, the Russell 2000 Index and the Peer Group Index companies, and that all dividends were reinvested.

Speedway Motorsports, Inc. Annual Report on Form 10-K
31

ITEM 6. SELECTED FINANCIAL DATA

All financial data below are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

INCOME STATEMENT DATA(1)

Years Ended December 31:	2010	2009	2008	2007	2006
(in thousands, except per share data)
Revenues:
Admissions	$139,125	$163,087	$188,036	$179,765	$175,208
Event related revenue	156,691	178,805	211,630	197,321	183,404
NASCAR broadcasting revenue	178,722	173,803	168,159	142,517	162,715
Other operating revenue	27,705	34,827	43,168	42,030	40,753
Total revenues	502,243	550,522	610,993	561,633	562,080

Expenses and other:
Direct expense of events	100,843	100,922	113,477	100,414	95,990
NASCAR purse and sanction fees	120,273	123,078	118,766	100,608	105,826
Other direct operating expense	21,846	26,208	34,965	34,484	32,568
General and administrative	85,717	84,250	84,029	80,913	78,070
Depreciation and amortization	52,762	52,654	48,146	44,475	40,707
Interest expense, net	52,095	45,081	35,914	21,642	21,011
Equity investee losses (earnings)(2)	–	76,657	(1,572)	57,422	3,343
Impairment of intangible assets(3)	–	7,273	–	–	–
Other (income) expense, net	(2,378)	337	(1,077)	5,199	185
Total expenses and other	431,158	516,460	432,648	445,157	377,700

Income from continuing operations before income taxes	71,085	34,062	178,345	116,476	184,380
Provision for income taxes	(25,822)	(40,220)	(72,442)	(64,892)	(66,930)
Income (loss) from continuing operations	45,263	(6,158)	105,903	51,584	117,450
Loss from discontinued operation, net of taxes(4)	(782)	(4,145)	(25,863)	(13,190)	(6,228)
Net Income (Loss)	$44,481	$(10,303)	$80,040	$38,394	$111,222

Basic earnings (loss) per share:
Continuing operations	$1.08	$(0.14)	$2.44	$1.18	$2.68
Discontinued operation(4)	(0.02)	(0.10)	(0.60)	(0.30)	(0.14)
Net Income (Loss)	$1.06	$(0.24)	$1.84	$0.88	$2.54
Weighted average shares outstanding	41,927	42,657	43,410	43,735	43,801
Diluted earnings (loss) per share:
Continuing operations	$1.08	$(0.14)	$2.44	$1.17	$2.67
Discontinued operation(4)	(0.02)	(0.10)	(0.60)	(0.30)	(0.14)
Net Income (Loss)	$1.06	$(0.24)	$1.84	$0.87	$2.53
Weighted average shares outstanding	41,928	42,657	43,423	43,906	44,006

BALANCE SHEET DATA(1)
Cash, cash equivalents and short-term investments	$93,175	$98,626	$58,065	$168,462	$121,139
Equity investment in associated entity(2)	–	–	77,066	76,678	135,346
Goodwill and other intangible assets(3)(6)	582,298	575,996	583,328	155,993	156,122
Assets of discontinued operation(4)	2,150	101	2,101	2,936	12,975
Total assets	1,951,524	1,969,021	2,034,409	1,578,320	1,583,408
Long-term debt, including current maturities:
Revolving credit facility(5)	20,000	70,000	350,000	98,438	98,438
Senior notes(5)	268,275	267,034	–	–	–
Senior subordinated notes(5)	330,000	330,000	330,000	330,000	330,000
Other debt(1)	10,422	5,328	6,480	22	44
Liabilities of discontinued operation(4)	–	1,014	382	961	221
Stockholders’ equity	866,237	848,213	885,362	827,671	820,089
Cash dividends per share of common stock	$0.40	$0.36	$0.34	$0.335	$0.33

Speedway Motorsports, Inc. Annual Report on Form 10-K
32

Non-GAAP Financial Information and Reconciliation – Income (loss) from continuing operations, and diluted earnings (loss) per share from continuing operations, before equity investee earnings or losses and other adjustments set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income (loss) and diluted earnings (loss) per share, income (loss) from continuing operations, and diluted earnings (loss) per share from continuing operations. Non-GAAP income from continuing operations and diluted earnings per share from continuing operations below are derived by adjusting GAAP basis amounts for certain items presented in the following selected income statement data net of income taxes based on applicable effective rates. These adjustments are described below in the indicated footnotes. The following schedule reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. This schedule also separately presents net income (loss) and diluted earnings (loss) per share for our consolidated operations, discontinued operations, equity investee earnings or losses of MA, and our income from continuing operations excluding MA equity investee earnings or losses, all net of taxes.

This non-GAAP financial information is presented nowhere else in this Annual Report. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately presents equity investee earnings or losses and adjusts for transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations separate from equity investees for the periods presented. Management uses the non-GAAP information to assess our operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate and adjusted information better reflects ongoing operating results. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income, diluted earnings, or income and diluted earnings per share from continuing operations, determined in accordance with GAAP. See Notes 2 and 14 to the Consolidated Financial Statements for additional information on our equity investment and discontinued operation, respectively.

Years Ended December 31:	2010	2009	2008	2007	2006
(in thousands, except per share data)
Consolidated net income (loss) using GAAP	$44,481	$(10,303)	$80,040	$38,394	$111,222
Loss from discontinued operation(4)	782	4,145	25,863	13,190	6,228
Consolidated income (loss) from continuing operations	45,263	(6,158)	105,903	51,584	117,450
Equity investee losses (earnings)(2)	–	76,657	(1,572)	57,422	2,138
Consolidated income from continuing operations excluding equity investee losses (earnings)	45,263	70,499	104,331	109,006	119,588
Non-GAAP adjustment (net of taxes), impairment of intangible assets(3)	–	4,407	–	–	–
Non-GAAP income from continuing operations excluding equity investee losses (earnings)	$45,263	$74,906	$104,331	$109,006	$119,588

Consolidated diluted earnings (loss) per share using GAAP	$1.06	$(0.24)	$1.84	$0.87	$2.53
Discontinued operation(4)	0.02	0.10	0.60	0.30	0.14
Consolidated diluted earnings (loss) per share from continuing operations	1.08	(0.14)	2.44	1.17	2.67
Equity investee losses (earnings)(2)	–	1.80	(0.04)	1.31	0.05
Diluted earnings per share from continuing operations excluding equity investee losses (earnings)	1.08	1.66	2.40	2.48	2.72
Non-GAAP adjustment, impairment of intangible assets(3)	–	0.10	–	–	–
Non-GAAP diluted earnings per share from continuing operations excluding equity investee losses (earnings)	$1.08	$1.76	$2.40	$2.48	$2.72

(1)

We purchased NHMS on January 11, 2008 for cash of approximately $340.0 million and KyS on December 31, 2008 through satisfaction of $63.3 million in debt, payment of $7.5 million over 5 years, and contingent additional consideration of $7.5 million over 5 years. These purchases were funded with available cash and borrowings under our credit facility. The purchase method was used to account for these acquisitions and the results of operations after acquisition are included in our consolidated statements of operations. As further described in Notes 5 and 6 to the Consolidated

Speedway Motorsports, Inc. Annual Report on Form 10-K
33

Financial Statements, other debt pertains to two obligations associated with the purchase of KyS. The 2010 increase in other debt reflects an additional consideration obligation recorded upon satisfaction of certain triggering contingent conditions. As of December 31, 2010 and 2009, the carrying value of this other debt is reported net of issuance discount of $1.6 million and $677,000, respectively.

(2)	The Company and ISC equally own a joint venture, operating independently as Motorsports Authentics, to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. We use the equity method of accounting for our 50% ownership in MA. The carrying value of our MA equity investment was reduced to $0 at December 31, 2009, reflecting our 50% share of MA’s sizable 2009 and 2007 non-cash impairment charges and historical operating results, all with no income tax benefits. Under equity method accounting, beginning in 2010, we no longer record our 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. See Note 2 to the Consolidated Financial Statements for additional information.

(3)	As further described in Note 5 to the Consolidated Financial Statements, impairment of intangible assets in 2009 reflects a non-cash charge related to other intangible assets and goodwill associated with potentially unfavorable developments for certain promotional contracts and operations of TSI. Income tax benefits of $2.9 million were associated with this charge.

(4)	As further described in Note 14 to the Consolidated Financial Statements, in the fourth quarter 2008, we discontinued our oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. The net assets and operating results for these oil and gas activities, including all prior periods presented, have been reclassified as discontinued operations. The estimated fair values of our consolidated foreign investments in oil and gas operations were found substantially diminished and written off as of December 31, 2008 through an impairment charge included in our 2008 loss from discontinued operation. Loss from discontinued operation is reported net of income tax benefits of $1.7 million for 2008, $6.4 million for 2007, and $3.8 million for 2006, and there were no income tax benefits for 2009 or 2010.

(5)

As further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Liquidity” and in Note 15 to the Consolidated Financial Statements, in the first quarter 2011, we amended and restated our Credit Facility, including a four-year term loan (the 2011 Credit Facility), issued new 6 3/4% Senior Notes due 2019 (the 2011 Senior Notes), and are redeeming our 6 3/4% Senior Subordinated Notes previously due 2013.

As further described in Note 6 to the Consolidated Financial Statements, in May 2009, we issued 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275.0 million at 96.8% of par value. Net issuance proceeds were used to reduce outstanding borrowings under our Credit Facility. As of December 31, 2010 and 2009, the carrying value of the 2009 Senior Notes is reported net of issuance discount of $6.7 million and $8.0 million.

(6)	Increases in the gross carrying value of other intangible assets and goodwill in 2008 reflect purchase accounting for our NHMS acquisition. Other intangible assets acquired consist of nonamortizable race event sanctioning and renewal agreements to annually host two NASCAR Sprint Cup and one NASCAR Nationwide Series racing events. As further described in Note 5 to the Consolidated Financial Statements, goodwill increased in 2010 from reflecting an obligation for additional purchase consideration associated with our 2008 purchase of KyS upon satisfaction of certain triggering contingent conditions.

Speedway Motorsports, Inc. Annual Report on Form 10-K
34

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition as of December 31, 2010 should be read in conjunction with our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report. Also, additional information on the Company’s revenues and operations can found above in “Business – General Overview and Operating Strategy”.

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

Management believes that our financial performance has not been materially affected by inflation.

RESULTS OF OPERATIONS

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

“Other operating revenue” includes: certain merchandising revenues of SMI Properties and TSI; car and part sales of US Legend Cars; restaurant, catering and membership income from the Speedway Clubs at CMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant®; and industrial park and office rentals. “Earnings or losses on equity investees” includes our 50% share of MA merchandising joint venture equity investee profits or losses. Our revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than non-event merchandise sales, as well as sales of US Legend Cars, Oil-Chem, SMI Properties, TSI or other operating revenues.

We classify our expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school and karting revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services. “NASCAR purse and sanction fees” includes payments to, and portions of broadcasting revenues retained by, NASCAR for associated events held at our speedways. “Other direct operating expense” includes the cost of certain SMI Properties and TSI merchandising, US Legend Cars, Speedway Clubs, Oil-Chem and industrial park and office tower rental revenues.

See Note 13 to the Consolidated Financial Statements for operating and other financial information on our reporting segments.

Racing Events – We derive a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue.

In 2011, we plan to hold 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. We also plan to hold nine NASCAR Camping World Truck Series, four NASCAR K&N Pro Series, five IndyCar, six major NHRA, and three WOO racing events.

In 2010, we held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. We also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, three IndyCar, six major NHRA, three WOO, one US Legend Cars international circuit, and one ARCA Series racing event. In 2009, we held 23 major racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. These 23 major scheduled NASCAR-sanctioned races include the Nationwide Series race at KyS purchased in December 2008. We also held eight NASCAR Camping World Truck Series, three IndyCar, five major NHRA, two ARCA, and three WOO racing events. In 2008, we held 22 major racing events sanctioned by NASCAR, including 13 Sprint Cup and nine Nationwide Series racing events, and eight NASCAR Camping World Truck Series, two IndyCar, five major NHRA, and two WOO racing events.

Speedway Motorsports, Inc. Annual Report on Form 10-K
35

Set forth below is certain comparative summary information with respect to our major (Sprint Cup and Nationwide Series) NASCAR-sanctioned racing events scheduled for 2011 and held in 2010, 2009 and 2008:

	Number of major NASCAR-sanctioned events
	2011	2010	2009	2008
1st Quarter	4	5	5	6
2nd Quarter	6	9	9	8
3rd Quarter	9	5	5	3
4th Quarter	4	4	4	5
Total	23	23	23	22

The table below shows the relationship of our income and expenses relative to total revenue for the three years ended December 31, 2010:

	Percentage of Total Revenue
Years Ended December 31:	2010	2009	2008
Revenues:
Admissions	27.7%	29.6%	30.8%
Event related revenue	31.2	32.5	34.6
NASCAR broadcasting revenue	35.6	31.6	27.5
Other operating revenue	5.5	6.3	7.1
Total revenues	100.0	100.0	100.0
Expenses and other:
Direct expense of events	20.0	18.3	18.6
NASCAR purse and sanction fees	23.8	22.4	19.4
Other direct operating expense	4.3	4.8	5.7
General and administrative	17.0	15.3	13.8
Depreciation and amortization	10.5	9.5	7.9
Interest expense, net	10.3	8.2	5.9
Equity investee losses (earnings)	–	13.9	(0.3)
Impairment of intangible assets	–	1.3	–
Other (income) expense, net	(0.1)	0.1	(0.2)
Total expenses and other	85.8	93.8	70.8
Income from continuing operations before income taxes	14.2	6.2	29.2
Income tax provision	(5.1)	(7.3)	(11.9)
Income (loss) from continuing operations	9.1	(1.1)	17.3
Loss from discontinued operation, net of taxes	(0.2)	(0.8)	(4.2)
Net Income (Loss)	8.9%	(1.9)%	13.1%

NEAR-TERM OPERATING FACTORS

There are many factors that affect our growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated.

Items discussed in this section:

•	General factors and current operating trends, including ongoing uncertainty due to weak economic conditions and tight credit and financial markets (also discussed in Item 1A “Risk Factors”)

•	Our long-term, multi-year contracted revenues are significant

•	2011 earnings guidance

Speedway Motorsports, Inc. Annual Report on Form 10-K
36

Items discussed elsewhere in indicated sections of this report:

•	NASCAR Sprint Cup race date realignment to Kentucky Speedway (discussed in Item 1A “Risk Factors”, below in “Future Liquidity” and Note 4 to the Consolidated Financial Statements)

•

2011 issuance of 6 3/4% Senior Notes due 2019 in aggregate principal of $150.0 million, Credit Facility amendment and restatement, and tender offer and early redemption of 6 3/4% Senior Subordinated Notes previously due 2013 in aggregate principal of $330.0 million (discussed in Item 1A “Risk Factors”, below in “Future Liquidity” and Note 15 to the Consolidated Financial Statements)

•	Eight-year NASCAR broadcasting rights agreement (discussed below in “Future Liquidity”)

•	Motorsports Authentics merchandising joint venture (discussed in Note 2 to the Consolidated Financial Statements)

•	Discontinued oil and gas operations (discussed in Note 14 to the Consolidated Financial Statements)

•	Quarterly cash dividends on common stock (discussed below in “Liquidity and Capital Resources – Dividends”)

General Factors and Current Operating Trends – Our 2010 race season reflects continued decreases in admissions, sponsorships, luxury suite rentals, NASCAR ancillary rights, radio broadcasting, souvenir merchandising, and other event related revenue categories. Management believes these revenues were negatively impacted by declines in consumer and corporate spending from the recession, difficult credit and housing markets, and other economic factors as further described below. For our upcoming 2011 events, similar to 2010, management has reduced many ticket prices, and continues to offer extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and mitigate any near-term demand weakness. Admission revenues have declined recently from both fewer fans attending our race events and from lower average ticket prices. Lower ticket prices in 2010 constituted approximately 50% of the total decline in admission revenues for NASCAR-sanctioned Sprint Cup and Nationwide series racing events as compared to 2009. Also, we have increased advertising and other promotional activities to help offset the ongoing impact of these adverse economic and market conditions. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold well in advance. As such, it may take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment.

Most of our 2011 NASCAR Sprint Cup and Nationwide Series event sponsorships, and many for years beyond 2011, are already sold. Along with realigning an annual NASCAR Sprint Cup race date from AMS to KyS as further discussed below, the annual Sprint Cup race date scheduled for IR is one week later in the second quarter 2011 than in 2010, and for NHMS is two weeks later, moving to the third quarter 2011 from the second quarter 2010. The Company believes hosting the IR and NHMS racing events at these later dates should help increase ticket demand due to being further into the summer vacation season and the prospects for better weather.

The 2010 televised network and cable ratings for the NASCAR Sprint Cup increased and decreased, respectively, compared to the prior year; however, several racing events were delayed or rescheduled due to poor weather, which we believe adversely affected television ratings. The television ratings for 2011 NASCAR Sprint Cup races are showing year-to-date increases. The Sprint Cup Series continues as the second highest rated regular season televised sport behind only the National Football League, and was the first or second highest televised sport 20 out of 36 event weekends in 2010. Also, the NASCAR Nationwide Series was the second, and the NASCAR Camping World Truck Series was the third, highest rated motorsports series on television. As described below, much of our future revenues are already contracted under television broadcasting rights and other long-term contracts.

In 2010 and future seasons, as well as in past years, NASCAR has made, and will likely continue making, refinements to racing rules, championship points formats, technical changes and other adjustments as a sanctioning body to enhance on-track racing competition and excitement and generate additional fan interest. Such refinements include, among others, “double-file restarts”, changing from rear wings to spoilers on certain “Car of Tomorrow” models, earlier and consistent race start times, new qualifying procedures, multiple attempts at finishing races under the “green flag” and relaxing on-track rules and regulations. In 2007, NASCAR introduced the “Car of Tomorrow” at Bristol Motor Speedway, which was designed by NASCAR over several years with the following primary objectives: driver safety, improved performance and competition, and more efficient cost management for teams. Also, NASCAR continues to refine the Sprint Cup Series championship points format which determines competitors’ eligibility for the Chase for the Championship. For example, NASCAR simplified this points system and introduced “wild-card” eligi-

Speedway Motorsports, Inc. Annual Report on Form 10-K
37

bility in 2011, attempting to place greater emphasis on winning races. NASCAR also changed the rules of participation so that race drivers can now compete for championship points in only one of NASCAR’s Sprint Cup, Nationwide or Camping World Series. These changes give additional points and benefits for winning races and are intended to make racing more competitive during the entire season. Also, female drivers such as Danica Patrick in the Nationwide race series, represent one of the many sizeable and largely untapped demographics in NASCAR racing. We believe these, as well as other ongoing industry developments, are favorable, long-term industry changes that provide us with many new marketing and future growth opportunities.

Many economic factors have dampened, and may continue to dampen, consumer and corporate spending, including adversely impacting recreational and entertainment spending, resulting in a negative impact on our motorsports and non-motorsports activities. As reflected in our “2011 Earnings Guidance” below, reduced consumer and corporate spending has, and we believe will continue to, negatively impact admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, luxury suite and other track rentals, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. Low levels of consumer confidence, difficult residential real estate and mortgage markets, high unemployment, sizable stock market declines or volatility, tight consumer and business credit markets, among other recessionary conditions and economic factors, have dampened and may continue to dampen consumer spending. The strength of the US economy, including the financial and credit markets, currently remains uncertain due to these factors. High or increasing fuel prices, particularly given the elevated geopolitical tensions in the Middle East and other foreign regions, could significantly impact consumer spending, economic recovery and our future results. Government responses and actions may or may not successfully restore stability to the credit and consumer markets and improve economic conditions in the foreseeable future. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these severe conditions might improve cannot be determined at this time. Each of these negative factors, and particularly when combined, have and may further adversely impact various industries of our present and potential consumer and corporate customers, resulting in continued or further spending declines that could adversely impact our revenues and profitability.

As further described in Item 1A “Risk Factors”, a lack of competitiveness in Sprint Cup Series races, the closeness of the championship points race, race car driver popularity, and the success of NASCAR racing in general, in any particular racing season, can also significantly impact our operating results. These and similar factors can affect attendance at NASCAR Sprint Cup and Nationwide racing events, as well as corporate marketing interest, that can significantly impact our operating results.

All of the aforementioned factors, among others, can have a material adverse impact on our future operating results, cash flows and growth. However, management believes our strong operating cash flow will continue, and that ticket demand and corporate marketing and promotional spending will increase as the economy improves.

Our Long-term, Multi-year Contracted Revenues Are Significant – Much of our total revenue is generated under long-term contracts. For example, the term of the eight-year NASCAR television broadcast agreement is through 2014, and many of our sponsorships and other corporate marketing contracts are for multiple years. Also, we have contracted revenues under several long-term operating leases for various office, warehouse and industrial park space to various entities largely involved in motorsports. We believe the substantial amount of total revenue generated under such long-term contracts helps stabilize our financial resilience and profitability, particularly during difficult economic conditions. We believe the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. Our naming rights agreement that renamed Charlotte Motor Speedway as Lowe’s Motor Speedway expired after 2009, and was not renewed. Our naming rights agreement that renamed Sears Point Raceway as Infineon Raceway expires in early 2012. The expiring agreements provided significant contracted revenues over the ten-year life of the agreements. However, the annual contracted revenue received by us under each agreement was not material. There can be no assurance we will execute any replacement agreements on acceptable terms. Future costs incurred for renaming the speedway facility, and replacing promotional signage, materials and merchandise, are not expected to have a material adverse effect on our future financial condition, operating results or cash flows.

2011 Earnings Guidance – In connection with our fourth quarter and full year 2010 earnings release, management provided full year 2011 guidance of $0.90-$1.20 per diluted share from continuing operations. This guidance excludes a non-recurring charge

Speedway Motorsports, Inc. Annual Report on Form 10-K
38

related to debt refinancing anticipated in the first quarter 2011 as further described below in “Future Liquidity”. The wide range of earnings guidance reflects the continuing negative impact of uncertain economic conditions, as well as the timing and pace of economic recovery. High or increasing fuel prices, particularly given the elevated geopolitical tensions in the Middle East and other foreign regions, could significantly impact our future results.

YEAR OVER YEAR COMPARISONS OF OPERATING RESULTS

In addition to the comparative information below, certain non-GAAP financial information is set forth in Item 6 “Selected Financial Data” which management believes, among other things, helps in understanding and comparing our results of operations. Also, due to the economic and other factors described above in “Near-term Operating Factors”, management believes admissions, many event related revenue categories, and other operating revenues reflected below continue to be negatively impacted by declines in consumer and corporate spending due to the weak economic conditions and difficult consumer credit and housing markets. Poor weather can negatively affect current events, particularly attendance, as well as successive events in future periods because past fan and other customer event experience can impact future demand. In 2010, similar to 2009, management reduced many ticket prices to help foster fan support and mitigate any near-term demand weakness. Admission revenues have declined recently from both fewer fans attending our race events and from lower average ticket prices. While lower ticket prices can affect operating margins as compared to historical levels, management believes these are prudent measures in the current operating environment.

The more significant racing schedule changes during the last three years include the following:

•	One NASCAR Sprint Cup and one Nationwide Series racing event at TMS were postponed and rescheduled due to poor weather in 2010

•	CMS held a new major NHRA Nationals racing and a holiday season event in 2010

•	US Legend Cars conducted an international circuit racing event at CMS in 2010 that was not held in 2009 or 2008

•	In 2009, one NASCAR Sprint Cup Series racing event at CMS was postponed and shortened due to poor weather

•	Pole position qualifying for certain NASCAR racing events was cancelled due to poor weather (one in 2009 and four in 2008)

•	In 2010 and 2009, one NASCAR Nationwide, one NASCAR Camping World Truck and one IndyCar Series racing event were held at KyS purchased in December 2008

•	In 2008, one NASCAR Camping World Truck Series racing event was held at AMS that was not held in 2010 or 2009

Year Ended December 31, 2010 Compared To Year Ended December 31, 2009

Total Revenues for 2010 decreased by $48.3 million, or 8.8%, from such revenues for 2009 due to the factors discussed below.

Admissions for 2010 decreased by $24.0 million, or 14.7%, from such revenue for 2009. This decrease is due primarily to both lower overall admissions and lower average ticket prices at NASCAR-sanctioned racing events held in 2010. Lower ticket prices in 2010 constitute approximately 50% of the total decline in admissions revenues for NASCAR-sanctioned racing events as compared to 2009. The overall decrease was partially offset by CMS hosting new NHRA Nationals racing and holiday season events in 2010.

Event Related Revenue for 2010 decreased by $22.1 million, or 12.4%, from such revenue for 2009. Approximately 94% of this decrease is due to generally proportional declines in sponsorships, souvenir merchandising, radio broadcasting, luxury suite rentals, food and beverage concessions, and other revenues associated with NASCAR-sanctioned racing events held in 2010 as compared to 2009. The decrease in sponsorship revenues reflects the expiration of CMS’s naming rights agreement after 2009. The overall decrease was partially offset by event related revenues associated with the new events held at CMS in 2010.

NASCAR Broadcasting Revenue for 2010 increased by $4.9 million, or 2.8%, over such revenue for 2009. This increase is due primarily to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in 2010 as compared to 2009.

Other Operating Revenue for 2010 decreased by $7.1 million, or 20.4%, from such revenue for 2009. This decrease is due primarily to lower non-event souvenir merchandising and, to a much lesser extent, Oil-Chem revenues in 2010.

Speedway Motorsports, Inc. Annual Report on Form 10-K
39

Direct Expense of Events for 2010 decreased by $79,000, or 0.1%, from such expense for 2009. This decrease is due primarily to approximately 6% lower operating costs associated with NASCAR-sanctioned racing events because of lower attendance, souvenir merchandise and other event related revenues in 2010. Lower admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees and sales commissions. The decrease also reflects cost reduction efforts for outside event support services, facilities maintenance, and equipment rentals, among other event expenses. The decrease was also due to lower insurance costs in 2010 as compared to 2009. The overall decrease was partially offset by increased event advertising costs of approximately 19%, and by operating costs of the new events held at CMS in 2010.

NASCAR Purse and Sanction Fees for 2010 decreased by $2.8 million, or 2.3%, from such expense for 2009. This decrease is due to lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in 2010.

Other Direct Operating Expense for 2010 decreased by $4.4 million, or 16.6%, from such expense for 2009. This decrease is due primarily to approximately 50% lower operating costs because of the declines in non-event souvenir merchandising revenues in 2010. The overall decrease was partially offset by an increase in operating costs associated with US Legend Cars, particularly advertising.

General and Administrative Expense for 2010 increased by $1.5 million, or 1.7%, over such expense for 2009. This increase is due primarily to higher property and other taxes and professional fees in 2010 as compared to 2009. The overall increase was partially offset by lower compensation costs in 2010.

Depreciation and Amortization Expense for 2010 increased by $108,000, or 0.2%, over such expense for 2009. This increase is due to a combination of individually insignificant items.

Interest Expense, Net for 2010 was $52.1 million compared to $45.1 million for 2009. This change reflects interest expense associated with the 2009 Senior Notes issued in May 2009, higher average interest rates on credit facility borrowings and, to a lesser extent, lower investment earnings in 2010 as compared to 2009. Those changes were partially offset by lower average credit facility borrowings outstanding and, to a lesser extent, higher capitalized interest in 2010. See Note 6 to the Consolidated Financial Statements for additional information.

Equity Investee Losses for 2009 were $76.7 million, representing our 50% share of joint venture equity investee operating results, including sizable impairment charges of approximately $74.5 million to reduce MA’s business net assets to estimated fair value of $0 at December 31, 2009 (with no income tax benefits), as further discussed in Note 2 to the Consolidated Financial Statements. Under equity method accounting, we no longer record our 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. Because of uncertainty about MA’s ability to achieve sustained profitability, management continues to believe MA’s estimated fair value is $0 under applicable authoritative guidance. As such, no income from MA’s operations was recognized by us under the equity method for 2010.

Impairment of Intangible Assets in 2009 represents a non-cash, pre-tax charge related to other intangible assets and goodwill associated with potentially unfavorable developments for certain promotional contracts and operations of TSI as further discussed in Note 5 to the Consolidated Financial Statements.

Other Income, Net for 2010 was $2.4 million compared to other expense, net of $337,000 for 2009. This change reflects income associated with dispositions of certain TMS and SMI property recognized in 2010, and a loss recognized on disposal of certain LVMS property and equipment in 2009. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. As further discussed in Notes 2 and 8 to the Consolidated Financial Statements, the Company’s effective income tax rate for 2010 was 36.3% and for 2009 was 118.1%. The lower 2010 effective income tax rate reflects the positive impact of decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities. The higher 2009 effective income tax rate reflects increases in valuation allowances against deferred tax assets associated with equity investee losses because management determined that ultimate realization is not more likely than not. The 2009 tax rate was positively impacted by decreases in income tax liabilities related to settlements with taxing authorities. Without the valuation allowances, the Company’s effective tax rate for 2009 would have been 30.4%.

Speedway Motorsports, Inc. Annual Report on Form 10-K
40

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 14 to the Consolidated Financial Statements, in the fourth quarter 2008, we discontinued our oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. The operating results for all oil and gas activities are reported as discontinued operations using applicable authoritative guidance, and reflect costs incurred primarily for legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any, and recovery of previously reserved receivables through favorable settlements. Such costs were lower, and recoveries were higher, in 2010 as compared to 2009.

Net Income for 2010 was $44.5 million compared to net loss of $10.3 million for 2009. This change is due to the factors discussed above.

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

Admissions for 2009 decreased by $24.9 million, or 13.3%, from such revenue for 2008. This decrease is due primarily to both lower overall admissions and lower average ticket prices from special promotions at NASCAR-sanctioned racing events held in 2009 as compared to 2008. Lower ticket prices in 2009 constitute approximately 78% of this total decline in admissions revenues for NASCAR-sanctioned Sprint Cup and Nationwide Series racing events as compared to 2008. The overall decrease was partially offset by hosting NASCAR Nationwide and Camping World Truck and IndyCar Series racing events at KyS purchased in December 2008.

Event Related Revenue for 2009 decreased by $32.8 million, or 15.5%, from such revenue for 2008. Approximately 55% of this decrease is due to generally proportional lower track rental, driving school, luxury suite rental, souvenir merchandising, NASCAR ancillary rights, food and beverage concessions and onsite advertising revenues and, to a lesser extent, lower sponsorship revenues, associated with NASCAR-sanctioned racing events held in 2009 as compared to 2008. Such revenues in 2009 were approximately 13% lower than 2008. The overall decrease was partially offset by event related revenues from the NASCAR Nationwide and Camping World Truck and IndyCar Series racing events held at KyS purchased in December 2008 and, to a lesser extent, higher radio broadcasting revenues as compared to 2008.

NASCAR Broadcasting Revenue for 2009 increased by $5.6 million, or 3.4%, over such revenue for 2008. This increase is due primarily to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in 2009 as compared to 2008.

Other Operating Revenue for 2009 decreased by $8.3 million, or 19.3%, from such revenue for 2008. This decrease is due primarily to approximately 37% lower non-event souvenir merchandising and, to a lesser extent, Legends Car and Speedway Club revenues in 2009. The overall decrease was partially offset by an increase in Oil-Chem revenues in 2009.

Direct Expense of Events for 2009 decreased by $12.6 million, or 11.1%, from such expense for 2008. This decrease is due primarily to lower operating costs associated with NASCAR, IndyCar and other racing events, including cost reduction efforts, and lower admissions and event related revenues as compared to 2008. The decrease also reflects approximately 49% lower operating costs associated with the declines in event souvenir merchandising revenues and repairs and maintenance, and lower advertising and other operating costs associated with CMS’s major NHRA racing event as compared to its inaugural event held in 2008.

The overall decrease was partially offset by operating costs associated with the NASCAR Nationwide and Camping World Truck and IndyCar Series racing events held in 2009 at KyS purchased in December 2008. The overall decrease was also partially offset by additional operating costs resulting from delays and postponement of certain NASCAR racing events at CMS in 2009 due to poor weather. Excluding the new racing events at KyS, direct expense of events declined by approximately 15% as compared to 2008.

Speedway Motorsports, Inc. Annual Report on Form 10-K
41

NASCAR Purse and Sanction Fees for 2009 increased by $4.3 million, or 3.6%, over such expense for 2008. This increase is due primarily to higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in 2009. The increase is also due to contracted race purse and sanctioning fees for the NASCAR Nationwide and Camping World Truck Series racing events held at KyS purchased in December 2008.

Other Direct Operating Expense for 2009 decreased by $8.8 million, or 25.0%, from such expense for 2008. This decrease is due primarily to approximately 39% lower operating costs associated with the declines in non-event souvenir merchandising and, to a lesser extent, Legends Car and Speedway Club revenues in 2009. The overall decrease was partially offset by an increase in operating costs associated with higher Oil-Chem revenues in 2009.

General and Administrative Expense for 2009 increased by $221,000, or 0.3%, over such expense for 2008. This increase is due primarily to operating costs associated with KyS purchased in December 2008. The increase also reflects higher property taxes as compared to 2008. The overall increase was partially offset by lower operating costs, including cost reduction efforts and reduced legal costs, and a combination of individually insignificant items. Excluding KyS purchased in December 2008, general and administrative expense declined by approximately 5% as compared to 2008.

Depreciation and Amortization Expense for 2009 increased by $4.5 million, or 9.4%, over such expense for 2008. This increase is due primarily to KyS purchased in December 2008 and CMS’s dragway opened in September 2008.

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

Equity Investee Losses for 2009 were $76.7 million compared to equity investee earnings of $1.6 million for 2008, and include our 50% share of joint venture equity investee operating results and our other than temporary impairment charges for MA in 2009. As further discussed in Note 2 to the Consolidated Financial Statements, MA fiscal 2009 operating results include sizable impairment charges to reduce MA’s business net assets to estimated fair value, and our carrying value for the equity investment was reduced to $0 at December 31, 2009 (impairment charges included in our results totaled $74.5 million with no income tax benefits). Also, MA fiscal 2008 results reflect increased merchandise sales of a popular NASCAR driver and material MA licensor who changed racing teams at the end of 2007. There were no similar changes that favorably impacted MA fiscal 2009 results. Also, MA fiscal 2009 results were negatively impacted by decreased attendance at motorsports racing events and reduced discretionary spending from recessionary conditions.

Impairment of Intangible Assets in 2009 represents a non-cash, pre-tax charge related to other intangible assets and goodwill associated with potentially unfavorable developments for certain promotional contracts and operations of TSI as further discussed in Note 5 to the Consolidated Financial Statements.

Other Expense, Net for 2009 was $337,000 compared to other income, net of $1.1 million for 2008. This change reflects recognition of smaller gains associated with certain SMI property in 2009 as compared to 2008. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. As further discussed in Notes 2 and 8 to the Consolidated Financial Statements, the 2009 tax rate was negatively impacted by increases in valuation allowances against deferred tax assets associated with MA equity investee losses, and was positively impacted by decreases in income tax liabilities for settlements with taxing authorities. Without these valuation allowances, our effective tax rate for 2009 would have been 30.4%. Our effective income tax rate for 2008 was 40.6%. The 2008 rate reflects higher state income tax rates associated with accounting for the future income tax effect of temporary differences between financial and income taxes bases of assets and liabilities associated with NHMS.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 14 to the Consolidated Financial Statements, we discontinued our oil and gas operations in the fourth quarter 2008 primarily because of ongoing challenges and business risks in

Speedway Motorsports, Inc. Annual Report on Form 10-K
42

conducting these activities in foreign countries. The higher loss in 2008 is due primarily to an impairment charge related to our consolidated foreign investments in oil and gas operations. The loss for 2009 reflects costs incurred primarily for maintenance, legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any, and recovery of previously reserved receivables through favorable settlements.

Net Loss for 2009 was $10.3 million compared to net income of $80.0 million for 2008. This change is due to the factors discussed above.

SEASONALITY AND QUARTERLY RESULTS

Our business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. One annual NASCAR Sprint Cup race is being realigned from a first quarter event at AMS to a third quarter event at KyS beginning in 2011. This realignment is expected to impact future operating income positively in the third quarter and negatively in the first quarter. Racing schedules may change from time to time, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business.

The quarterly information below shows excerpted results from our Quarterly Reports on Form 10-Q filed in the years ended December 31, 2010 and 2009. See “Results of Operations – Racing Events” and “Year Over Year Comparisons of Operating Results” above for additional information on our major NASCAR-sanctioned racing events held in 2010 and 2009. As further described in Note 14 to the Consolidated Financial Statements, we received a favorable settlement in the fourth quarter 2010 pertaining to discontinued oil and gas operations, which had been previously reserved. As further described in Note 2 to the Consolidated Financial Statements, “Joint Venture Equity Investment”, the second and fourth quarter 2009 operating results reflect non-cash impairment charges of $55.6 million and $18.9 million (with no income tax benefits), respectively, to reduce the carrying value of our equity investment in MA to estimated fair value. The fourth quarter 2009 operating results also reflect a pre-tax impairment charge of approximately $7.3 million for intangible assets pertaining to certain promotional contracts as further described in Note 5 to the Consolidated Financial Statements. As further described in Note 8 to the Consolidated Financial Statements, the effective income tax rate for 2010 is substantially lower than 2009 due primarily to reflecting valuation allowances against deferred tax assets associated with equity investee losses in 2009 because management is unable to determine that ultimate realization is more likely than not. Also, the fourth quarter and full year 2010 effective income tax rates reflect decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities.

Speedway Motorsports, Inc. Annual Report on Form 10-K
43

Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Individual quarterly amounts also may not be additive due to rounding.

	2010 (unaudited)					2009 (unaudited)
	(dollars in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$118,455	$177,642	$123,230	$82,916	$502,243	$133,568	$191,872	$134,558	$90,524	$550,522
Total expenses and other	101,211	137,149	110,906	81,892	431,158	97,409	195,469	118,833	104,749	516,460
Equity investee losses	–	–	–	–	–	1,612	57,185	3,239	14,621	76,657
Impairment of intangible assets	–	–	–	–	–	–	–	–	7,273	7,273
Income (loss) from continuing operations	10,255	24,054	6,994	3,960	45,263	21,396	(22,120)	9,120	(14,554)	(6,158)
Income (loss) from discontinued operation, net of taxes	(1,277)	(1,034)	(535)	2,064	(782)	(1,047)	(1,293)	(1,177)	(628)	(4,145)
Net income (loss)	$8,978	$23,020	$6,459	$6,024	$44,481	$20,349	$(23,413)	$7,943	$(15,182)	$(10,303)
Basic earnings (loss) per share:
Continuing operations	$0.24	$0.57	$0.16	$0.09	$1.08	$0.50	$(0.52)	$0.21	$(0.34)	$(0.14)
Discontinued operation	(0.03)	(0.02)	(0.01)	0.05	(0.02)	(0.03)	(0.03)	(0.02)	(0.02)	(0.10)
Net income (loss)	$0.21	$0.55	$0.15	$0.14	$1.06	$0.47	$(0.55)	$0.19	$(0.36)	$(0.24)
Diluted earnings (loss) per share:
Continuing operations	$0.24	$0.57	$0.16	$0.09	$1.08	$0.50	$(0.52)	$0.21	$(0.34)	$(0.14)
Discontinued operation	(0.03)	(0.02)	(0.01)	0.05	(0.02)	(0.03)	(0.03)	(0.02)	(0.02)	(0.10)
Net income (loss)	$0.21	$0.55	$0.15	$0.14	$1.06	$0.47	$(0.55)	$0.19	$(0.36)	$(0.24)
Major NASCAR-sanctioned events	5	9	5	4	23	5	9	5	4	23

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity in 2010 resulted primarily from:

(1)	net cash provided by operations amounting to $106.6 million

(2)	repayment of long-term debt amounting to $51.5 million

(3)	payment of quarterly cash dividends amounting to $16.8 million

(4)	repurchases of common stock amounting to $11.4 million

(5)	cash outlays for capital expenditures amounting to $37.2 million

Speedway Motorsports, Inc. Annual Report on Form 10-K
44

As further discussed in Notes 2, 4, 6, 8, 9 and 15 to the Consolidated Financial Statements, we had the following contractual obligations as of December 31, 2010, except for long-term debt which reflects the first quarter 2011 financing transactions because management believes presentation of those future cash obligations is more meaningful (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations(1)
Current liabilities, excluding deferred race event income, accrued and deferred income taxes	$37,666	$37,666	–	–	–
Long-term debt, bank credit facility and senior notes(2)	628,697	17,381	$35,249	$157,792	$418,275
Payable to affiliate	2,594	–	–	–	2,594
Other liabilities	3,056	–	–	3,056	–
Interest on fixed rate debt obligations(3)	215,516	37,521	68,375	68,375	41,245
Interest on floating rate 2011 Credit Facility debt(3)	26,114	6,674	13,276	6,164	–
NASCAR purse and sanction fees(4)	120,094	120,094	–	–	–
Contracted capital expenditures(1)	28,133	28,133	–	–	–
Operating leases	3,548	1,074	1,152	644	678
Total Contractual Cash Obligations	$1,065,418	$248,543	$118,052	$236,031	$462,792

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments
Letters of credit	$745	$745	–	–	–
Contingent guarantee obligation	5,000	2,524	$2,476	–	–
Total Other Commercial Commitments	$5,745	$3,269	$2,476	–	–

(1)	Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods (cash paid for income taxes was approximately $1.6 million in 2010); (b) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs; (c) income tax liabilities of approximately $5.7 million as of December 31, 2010 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (d) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $37.2 million in 2010). As of December 31, 2010, we had contractual obligations for 2011 capital expenditures of approximately $28.1 million for the renovation, modernization and expansion of KyS, and leading-edge video and media technology equipment at CMS and NHMS.

(2)

Long-term debt payments reflect the amended and restated 2011 Credit Facility, including the Term Loan, issuance of new 6 3/4% Senior Notes due 2019, and the tender offer and pending redemption of all 6 3/4% Senior Subordinated Notes previously due 2013 (as already or expected to be transacted in the first quarter 2011), as further described in Note 15 to the Consolidated Financial Statements. After Credit Facility amendment and Subordinated Senior Notes redemption, the Company had availability for borrowing up to an additional $79.3 million, including up to an additional $49.3 million in letters of credit.

(3)	Interest payments for fixed rate debt reflect the first quarter 2011 Senior Notes issuance and Senior Subordinated Notes tender offer and redemption as described in (2) above. Interest payments for the floating rate 2011 Credit Facility, including the new Term Loan, are estimated based on outstanding borrowings aggregating $200.0 million after the 2011 financing transactions, and average interest rates of 3.9% in 2010. The 2011 Credit Facility is scheduled to expire in January 2015, and no estimated interest payments beyond that date are reflected.

(4)	NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2011. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR purse and sanction fees. Fees for years after 2011 have not yet been negotiated, could increase or decrease, and could change substantially should future race schedules change.

Speedway Motorsports, Inc. Annual Report on Form 10-K
45

FUTURE LIQUIDITY

As of December 31, 2010, our cash and cash equivalents totaled $92.2 million, short-term investments totaled $975,000, outstanding borrowings under the 2009 Credit Facility (prior to 2011 amendment and restatement as further described below) amounted to $20.0 million, and outstanding letters of credit amounted to $745,000. At December 31, 2010, net deferred tax liabilities totaled $333.7 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

We anticipate that cash from operations and funds available through our 2011 Credit Facility will be sufficient to meet our operating needs at least through the next twelve months, including estimated planned capital expenditures, additional repurchases of common stock, if any, income tax liabilities, payment of future declared dividends, if any, and additional investments, loans or funding of contingent obligations pertaining to our MA joint venture, if any. Based upon anticipated future growth and financing requirements, we may, from time to time, engage in additional financing of a character and in amounts to be determined. We may, from time to time, redeem or retire our debt securities, and purchase our debt and equity securities, depending on liquidity, prevailing market conditions, permissibility under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes, and other factors as the Board of Directors, in its sole discretion, may consider relevant. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. While management expects to continue to generate positive cash flows from our existing speedway operations, additional liquidity and other resources could be needed to fund continued growth, including the continued expansion and improvement of our speedways, other facilities and ancillary businesses.

Amendment of Bank Credit Facility, Issuance of New Senior Notes, and Tender Offer and Redemption of Senior Subordinated Notes in 2011 – In January 2011, we amended and restated our Credit Facility which, among other things, provides a four-year $100.0 million senior secured revolving credit facility and a four-year $150.0 million secured term loan. In February 2011, we completed a private placement of new 6 3/4% Senior Notes due 2019 in aggregate principal amount of $150.0 million and issued at par. Net proceeds, after commissions and fees, approximated $147.1 million. In February 2011, we completed a tender offer for, and redeemed, outstanding 6 3/4% Senior Subordinated Notes previously due 2013 in aggregate principal amount of $298.3 million at 101.375% with proceeds from the 2011 Senior Notes issuance, new Term Loan borrowings of $150.0 million and cash on hand. In March 2011, we plan to redeem all remaining outstanding 6 3/4% Senior Subordinated Notes in aggregate principal amount of $31.7 million at 101.125% of par with Credit Facility borrowings and cash on hand. Cash on hand was also used to fund the tender offer redemption premium, accrued interest, and settlement and transaction costs for all associated debt transactions. Cash on hand used in these financing transactions is aggregating approximately $10.6 million. The tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $7.4 million, before income taxes of $2.7 million, will likely be reflected as a charge to earnings in the first quarter 2011.

Our management and Board of Directors believes the notes offering, combined with the Credit Facility amendment and restatement, will provide us with reduced future interest costs, longer maturity, and a better combination of variable and fixed rate debt. The amended Credit Facility contains lower adjustable interest rate tiers and less restrictive financial ratio covenants. We retired fixed interest rate 6 3/4% Senior Subordinated Notes with a combination of variable interest rate 2011 Credit Facility borrowings and new fixed interest rate 6 3/4% Senior Note proceeds. At this time, interest rates for our 2011 Credit Facility borrowings, including the Term Loan, are lower than the retired 6 3/4% debt. Although these 2011 financing transactions did not substantially change our overall outstanding debt levels, the structured repayment of the $150.0 million Term Loan borrowings over four years is expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure.

We were in compliance with all debt covenants as of December 31, 2010. Management believes the most restrictive financial covenant in our debt agreements, after the 2011 financing transactions, is the amended 2011 Credit Facility requirement for maintaining minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.00 to 1.0 on March 31, 2011, increasing to no less than 2.25 to 1.0 on December 31, 2011. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in such ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical,

Speedway Motorsports, Inc. Annual Report on Form 10-K
46

or obtaining loan compliance waivers. However, we can provide no assurance that further deteriorations in our profitability or cash flows, or other unforeseen negative operating factors or conditions, would not result in non-compliance with this or any other debt covenant. Any such non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in Item 1A “Risk Factors”, possible material adverse effects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

2011 Amendment of Bank Credit Facility – We have a long-term, senior secured revolving 2011 Credit Facility with a syndicate of banks led by Bank of America, N.A. as administrative agent and lender. Borrowings under the 2011 Credit Facility can be used to refinance existing Company indebtedness, and for working capital, capital expenditures, permitted investments, acquiring additional motor speedways and related businesses, and other corporate purposes, subject to specified limitations. Our 2011 Credit Facility (as amended and restated in January 2011) among other things: (i) provides a four-year $100.0 million senior secured revolving credit facility, including separate sub-limits of $50.0 million for letters of credit and $10.0 million for swing-line loans; (ii) provides a four-year $150.0 million senior secured term loan; (iii) matures in January 2015; (iv) allows us to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $50.0 million with certain lender commitment conditions; (v) allows the acquisition of additional motor speedways and related businesses subject to specified limitations; (vi) permits other investments not specifically referenced of up to $5.0 million each year with unrestricted subsidiaries; (vii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million, increasing up to $75.0 million subject to maintaining certain financial covenants; and (viii) limits annual capital expenditures to $75.0 million. The amended Credit Facility also contains a commitment fee ranging from 0.35% to 0.55% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios.

After the 2011 Credit Facility amendment and Senior Subordinated Notes redemption, we had availability for borrowing up to an additional $79.3 million, including up to an additional $49.3 million in letters of credit.

The 2011 Credit Facility contains a number of affirmative and negative financial covenants, including requirements that the Company maintain certain ratios of funded debt to EBITDA, earnings before interest and taxes (EBIT) to interest expense, and minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, disposition of property, entering into new lines of business and incurring other debt.

2011 Issuance of Senior Notes – In February 2011, we completed a private placement of new 6 3/4% Senior Notes in aggregate principal amount of $150.0 million. These 2011 Senior Notes were issued at par value and net proceeds, after commissions and fees, approximated $147.1 million. Those proceeds, along with new Term Loan borrowings of $150.0 million under the 2011 Credit Facility and cash on hand, were used to redeem tendered outstanding Senior Subordinated Notes as discussed above. We plan to offer to exchange these notes for substantially identical notes registered under the Securities Act later in 2011. The 2011 Senior Notes mature in February 2019, and interest payments are due semi-annually on February 1 and August 1 commencing August 1, 2011. We may redeem some or all of the 2011 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017, and up to 35% of the 2011 Senior Notes before February 1, 2014 with proceeds from certain equity offerings at a redemption premium of 106.75% of par. We may also redeem some or all of the 2011 Senior Notes before February 1, 2015 at par plus a “make-whole” premium. In the event of a change of control, we must offer to repurchase the 2011 Senior Notes at 101% of par value.

2009 Senior Notes – The 8 3/4% Senior Notes were issued in 2009, mature in 2016 and interest payments are due semi-annually on June 1 and December 1. The Company may redeem some or all of the 2009 Senior Notes at annually declining redemption premiums ranging from 104.375% of par in fiscal years beginning June 1, 2013 to par after June 1, 2015, and up to 35% of the 2009 Senior Notes on or before June 1, 2012 with proceeds from certain equity offerings at a redemption premium. In the event of a change of control, the Company must offer to repurchase the 2009 Senior Notes at 101% of par value.

The Indentures governing the 2009 Senior Notes and the 2011 Senior Notes (the Senior Notes Indentures), among other things, contain restrictive and negative covenants that limit our ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with affili-

Speedway Motorsports, Inc. Annual Report on Form 10-K
47

ates; merge or consolidate; sell equity interests of subsidiaries; and sell, assign, transfer, lease, convey, or dispose of assets. The 2011 Credit Facility agreement, 2009 Senior Notes Indenture, and 2011 Senior Notes Indenture contain cross-default provisions. See Notes 6 and 15 to the Consolidated Financial Statements for additional information on the terms and conditions of our debt agreements.

2011 NASCAR Sprint Cup Race Date Realignment to Kentucky Speedway – As further described below in “Capital Expenditures” and Item 1A “Risk Factors”, we plan to continue making significant renovations, improvements and other capital expenditures for our speedway facilities, particularly at KyS. The purchases of NHMS and KyS significantly increased our outstanding indebtedness and leverage. We are realigning an annual NASCAR Sprint Cup racing event from AMS to KyS beginning in 2011, and are presently renovating, modernizing and significantly increasing permanent seating, and overall facilities, at KyS. The expansion and improvements will involve material capital expenditures in 2011 and over several years in amounts not yet finalized, but could range up to $50.0 million or more. The profitability or success of these and other future capital projects are subject to numerous factors, conditions and assumptions, some of which are beyond our control, and if significantly negative or unfavorable, could result in asset impairments. Future capital spending in excess of current plans could significantly increase our future depreciation expense and outstanding indebtedness and leverage. Also, future results from realigning the NASCAR Sprint Cup racing event from AMS to KyS could significantly differ from management estimates, including unfavorably impacting the future success of our other racing events. Each of these factors, if significantly negative or unfavorable, could materially adversely affect our future financial condition or results of operations. Realignment of the Sprint Cup date from AMS in March to KyS in July is expected to result in certain later cash flow cycles each year as many tickets and event related revenues are sold well in advance and certain NASCAR broadcasting revenue payments are received after events are held.

General Economic Conditions – As further discussed in “General Factors and Current Operating Trends” and “2011 Earnings Guidance” above, various economic, industry and geopolitical factors have dampened, and could continue to dampen, consumer and corporate spending. We believe this reduced spending will continue to negatively impact admissions and event related revenues, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. Our operating results have benefited from relatively lower interest rates under the Credit Facility. Future economic conditions and financial markets could result in continuing increases in interest rates and other borrowing costs. At present outstanding debt levels, with increased exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows. These factors, as well as others, could make compliance with restrictive financial covenants more difficult. See Item 1A “Risk Factors” for additional risk factors related to our indebtedness.

Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements – Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from television revenues received from NASCAR contracts with various television networks. As further described in Part I, Item 1 “Business”, we participate in the combined eight-year NASCAR agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic television broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. This eight-year NASCAR broadcasting rights arrangement provides us with increases in annual contracted revenues through 2014 averaging 3% per year. Our contracted NASCAR broadcasting revenues totaled approximately $179 million for 2010, and are expected to approximate $185 million for 2011. In 2001, an ancillary rights package for NASCAR.com, NASCAR Radio, international and other broadcasting, NASCAR images, SportsVision, FanScan, specialty pay-per-view telecasts, and other media content distribution was reached with us, NASCAR and others in the motorsports industry. NASCAR has announced this industry-wide total ancillary rights package is for a 12-year period, which ends in 2013. NASCAR ratings can impact attendance at our events and sponsorship opportunities.

Management believes these long-term contracted revenue sources help stabilize our financial strength, earnings and cash flows. Future changes in race schedules would impact broadcasting revenues. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR may continue. The current eight-year television broadcasting agreement with various television networks was negotiated and contracted by NASCAR, and we are not a party to the agreement. Our share of these television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis for each NASCAR-sanctioned racing event scheduled to be held by us in the

Speedway Motorsports, Inc. Annual Report on Form 10-K
48

upcoming season (year). Under these annual agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements.

Stock Repurchase Program – Our Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4.0 million shares of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During 2010, we repurchased 732,000 shares of common stock for approximately $11.3 million. As of December 31, 2010, we could repurchase up to an additional 623,000 shares under the current authorization.

CAPITAL EXPENDITURES

Management believes significant growth in our revenues depends, in part, on consistent investment in facilities. As such, we expect to continue to make substantial capital improvements in our facilities. Currently, a number of significant capital projects are underway.

2011 Projects – At December 31, 2010, we had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at our speedways.

As further discussed in Note 2 to the Consolidated Financial Statements, we obtained approval to realign a NASCAR Sprint Cup racing event to KyS beginning in 2011. We have begun renovating, modernizing and significantly increasing permanent seating at KyS (amounts and exact number of seats are being finalized). We are also reconfiguring and expanding onsite roads, available parking, traffic patterns and entrances, and modernizing and expanding concessions, camping, restrooms and other KyS facilities. The contemplated expansion and improvements will likely involve material capital expenditures in 2011 and over several years in amounts not yet finalized, but which could range up to $50.0 million or more.

In 2011, we also plan to make expenditures for leading-edge video and media technology to enhance the entertainment experience of race fans while attending events at CMS and NHMS, and for “green” initiatives at certain speedway facilities. Similar to prior years, we plan to continue modernizing and expanding concessions, luxury suites, camping and hospitality areas, restrooms and other fan amenities. We also plan to continue improving and expanding on-site roads and available parking, and reconfigure traffic patterns and entrances to ease congestion and improve traffic flow at our speedways.

At this time, aggregate payments for capital expenditures in 2011 are estimated to approximate $40.0 to $50.0 million, including expenditures for KyS. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under our 2011 Credit Facility as needed. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our facilities, including:

•	undetected soil or land, including environmental, conditions

•	additional land acquisition costs

•	increases in the cost of construction materials and labor

•	unforeseen changes in design

•	litigation, accidents or natural disasters affecting the construction site

•	national or regional economic changes

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

We continually evaluate new opportunities that will add value for our stockholders, including the acquisition and construction of new speedway facilities, the expansion and development of existing US Legend Cars and Oil-Chem products and markets, and the expansion into new and complementary businesses.

Speedway Motorsports, Inc. Annual Report on Form 10-K
49

DIVIDENDS

Any decision concerning the payment of quarterly or annual common stock dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under our various debt agreements, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Notes 6 and 15 to the Consolidated Financial Statements, the 2011 Credit Facility allows aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million each year, increasable up to $75.0 million, subject to maintaining certain financial covenants. The 2009 Senior Notes Indenture and the 2011 Senior Notes Indenture permit dividend payments each year of up to $0.48 per share of common stock, increasable subject to meeting certain financial covenants. The Senior Subordinated Notes Indenture, prior to redemption, permitted dividend payments each year of up to $0.40 per share of common stock, increasable subject to meeting certain financial covenants.

On February 16, 2011, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on March 15, 2011 to shareholders of record as of March 1, 2011. This 2011 quarterly cash dividend is being paid using available cash and cash investments subject to the limitations and considerations described in the preceding paragraph.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our 2011 Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of December 31, 2010, we had aggregate outstanding letters of credit of $745,000. Also, as of December 31, 2010, we had a contingent guarantee obligation associated with an equity investee limited to approximately $5.0 million (reduced to $3.8 million in January 2011 by guarantor payments as scheduled), which expires in 2013. Should the equity investee have insufficient future financial resources and such obligation remains due, we could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes no obligation should be recorded at this time.

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

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenues and expenses, including amounts that are susceptible to change. We continually review our accounting policies and accounting estimates, and the application and effect on our financial statements and disclosures, for conformity with GAAP, including relevance, accuracy, completeness and non-omission of material information. Our critical accounting policies include accounting methods and estimates underlying such financial statement preparation, as well as judgments and uncertainties affecting the application of those policies. In applying critical accounting policies and making estimates, materially different amounts or results could be reported under different conditions or using different assumptions. The following discussion and analysis should be read in conjunction with “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures about Market Risk”, and the Consolidated Financial Statements, including the associated Notes, appearing elsewhere in this report. As indicated below, certain accounting policies that are described in the Notes to the Consolidated Financial Statements are not repeated in this section. We believe the critical accounting policies, including amounts involving significant estimates, uncertainties and susceptibility to change, include the following:

The following critical accounting policies are further described in the Notes to the Consolidated Financial Statements where indicated below:

•	Revenue and expense recognition for racing events (Note 2)

•	Accounting for NASCAR broadcasting revenue and purse and sanction fees (Note 2)

•	Revenue recognition for marketing agreements (Note 2)

Speedway Motorsports, Inc. Annual Report on Form 10-K
50

•	Accounting for discontinued oil and gas operations, including asset impairment (Note 14)

•	Revenue recognition for non-event souvenir merchandise and other revenues (Note 2)

•	Joint venture equity investment, including recoverability and impairment (Note 2)

•	Loss contingencies and financial guarantees, including equity investee contingent obligations (Note 2)

•	Accounting for share-based compensation (Notes 2 and 11)

•	Fair value of financial instruments (Note 2)

•	Accounting for uncertainties in income taxes (Notes 2 and 8)

Recoverability of Property and Equipment and Goodwill and Other Intangible Assets – As of December 31, 2010, we had net property and equipment of $1,169.3 million, net other intangible assets of $395.0 million, and goodwill of $187.3 million. As described in Notes 2 and 5 to the Consolidated Financial Statements, we follow applicable authoritative guidance which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and requires testing for possible impairment at least annually. When events or circumstances indicate possible impairment may have occurred, we evaluate long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using applicable authoritative guidance. When improvement projects produce a higher economic yield and require demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project. NASCAR has announced it would consider potential track realignment of Sprint Cup Series racing events to desirable, potentially more profitable market venues of speedway operators. While relocation of any Sprint Cup event among our speedways we now or may own in the future could result in a net increase in our future operating profitability, long-lived assets of a speedway from where a Sprint Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations. Various business and other factors associated with recoverability and impairment considerations are also described in Item 1A “Risk Factors” above.

As of December 31, 2010, our market capitalization was below our consolidated shareholder’s equity. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in our core motorsports business. Management analyzed the difference for possible impairment as further described in Note 2 to the Financial Statements “Goodwill and Other Intangible Assets”. Based on this analysis, management believes the decline in our market capitalization below our consolidated shareholder’s equity is temporary and not an indicator of impairment, and that goodwill and other intangible assets were not impaired as of December 31, 2010. As further described in Note 2 to the Consolidated Financial Statements, the annual assessment also considered our efforts to realign one or more NASCAR Sprint Cup Series racing events among our speedway facilities. The impairment evaluation considered the recently approved realignment of a NASCAR Sprint Cup racing event from AMS to KyS beginning in 2011, and included management’s best estimate of future discounted operating cash flows and profitability associated with realignment of those race dates. Realignment of the race date from AMS to KyS resulted in no impairment of intangible or other long-lived assets.

Our annual impairment assessment indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset exceeded its associated carrying value. As such, no goodwill or other indefinite-lived intangible asset impairment charges were found necessary at this time. Management’s latest assessment found the estimated fair value for one reporting unit, including material nonamortizable race event sanctioning and renewable agreements, exceeded carrying values by a relatively nominal amount. Should this reporting unit or its indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges. Among other factors, our assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, to pre-recession levels within four years and strategic amounts of planned capital expenditures. We are presently renovating, modernizing and significantly increasing permanent seating, and overall facilities, at KyS, which will involve material capital expenditures in 2011 and over several years in amounts not yet finalized. The profitability or success of these and other future capital projects are subject to numerous factors, conditions and assumptions, some of which are beyond our control, and if significantly negative or unfavorable, could become impaired and materially adversely affect our future financial condition or results of operations. Management believes there has since been no other events or circumstances which indicate possible impairment, and that no unrecognized impairment of property and equipment and goodwill and other intangible assets exists through or as of December 31, 2010. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, or actual race date realignments that differ significantly from those assumed in the evaluation, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations.

Speedway Motorsports, Inc. Annual Report on Form 10-K
51

Depreciable and Amortizable Lives for Property and Equipment and Intangible Assets – Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets. We have net property and equipment of $1,169.3 million and insignificant net amortizable intangible assets as of December 31, 2010. See Notes 4 and 5 to the Consolidated Financial Statements for additional information on our property and equipment, other intangible assets and estimated useful lives. As of December 31, 2010, we have nonamortizable intangible assets of $394.9 million and goodwill of $187.3 million for race event sanctioning and renewal agreements that are considered to have indefinite useful lives because their renewal and cash flow generation is expected to continue indefinitely. Useful lives are estimated based on outside cost segregation and valuation studies conducted on purchased or constructed speedway property and equipment and purchased intangible assets, historical experience, intended use, condition, available information for comparable assets, and other factors and assumptions existing at the time of evaluation. Management periodically reviews the estimated useful lives used to record depreciation and amortization expense, and believes such estimated useful lives are appropriate and no changes are expected at this time. Management also periodically reviews whether non-amortization of goodwill and other intangible assets remains appropriate, and believes such non-amortization is appropriate and no changes are expected at this time. However, because we have a material investment in depreciable property and equipment and intangible assets, changes in depreciable and amortizable lives, should they occur, could have a significant impact on our financial condition or future results of operations.

Realization of Receivables and Inventories – Management assesses realization of accounts and notes receivable and inventories, including any need for allowances for doubtful accounts or inventories. Management considers such factors as, among other things, customer creditworthiness, historical collection and sales experience for receivables, and current inventory levels, current and future market demand, and trends and conditions for inventories. The assessment is subjective and based on conditions, trends and assumptions existing at the time of evaluation, which are subject to changes in market and economic conditions, including changes or deterioration in customer financial condition or merchandising distribution and other factors, that might adversely impact realization.

Income Taxes – We recognize deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at amounts reported in the financial statements. Income taxes are provided using the liability method whereby deferred income tax estimates, and significant items giving rise to deferred tax assets and liabilities, reflect management’s assessment of future taxes likely to be paid, including timing, probability of realization and other relevant factors. Management’s accounting for income taxes reflects its assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. At December 31, 2010, net current deferred tax assets totaled $291,000, and net noncurrent deferred tax liabilities totaled $333.9 million, after reduction for noncurrent deferred tax assets of $21.9 million. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. As of December 31, 2010, valuation allowances of $65.6 million are provided against deferred tax assets. Management has assessed deferred tax assets, after reduction for valuation allowances, and believes realization is more likely than not. However, changes in tax laws, assumptions or estimates used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our financial condition or future results of operations.

Our effective income tax rate was 36.3% in 2010 compared to 118.1% in 2009. As further described in Note 8 to the Consolidated Financial Statements, our 2010 tax rate reflects decreases in income tax liabilities related to uncertain tax positions for favorable settlements with taxing authorities. Our 2009 tax rate reflects valuation allowances of approximately $31.3 million against deferred tax assets, primarily associated with 2009 equity investee losses of MA because management is unable to determine that ultimate realization is more likely than not. Our effective income tax rates in future years may or may not be impacted by similar or other tax matters, which could result in relative increases or decreases in future income tax expense.

Legal Proceedings and Contingencies – As discussed above in “Legal Proceedings” and Note 10 to the Consolidated Financial Statements, we are involved in various legal matters and intend to continue to defend existing legal actions in fiscal 2011. We use a combination of insurance and self-insurance to manage various risks associated with its speedways, other properties and motorsports events, and other business risks. See Item 1A “Risk Factors” for additional information on our liability insurance program and self-insurance retention. The likelihood of an adverse outcome and estimation of amounts are assessed using legal counsel on litigation matters, outside insurance administrators and consultants for insured and self-insured claims, along with

Speedway Motorsports, Inc. Annual Report on Form 10-K
52

historical trends, assumptions and other information available at the time of assessment. We accrue a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs incurred in conjunction with loss contingencies are expensed as incurred. Management believes amounts requiring accrual are properly reflected in the accompanying financial statements. Management does not believe the outcome of the lawsuits, incidents or other legal or business risk matters will have a material adverse effect on our future financial position, results of operations or cash flows. However, new or changes in pending or threatened legal action or claims against us, if significantly negative or unfavorable, could have a material adverse effect on the outcome of these matters and our future financial condition, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements “Recently Issued Accounting Standards” for information on recently issued accounting pronouncements, their applicable adoption dates and possible effects, if any, on our financial statements and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable, and the 2011 Credit Facility. See Note 2 to the Consolidated Financial Statements “Fair Value of Financial Instruments” for additional information on our financial instruments and fair value information. A change in interest rates of one percent on our floating rate notes receivable and debt balances outstanding at December 31, 2010 would cause an approximate change in annual interest income of $31,000 and annual interest expense of $200,000. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

As discussed in “Liquidity and Capital Resources” above and in Notes 6 and 15 to the Consolidated Financial Statements, our Credit Facility (as amended in December 2010 and January 2011) provides a four-year $100.0 million senior secured revolving credit facility and a four-year $150.0 million secured term loan, expiring in January 2015. In February 2011, we completed a private placement of new 6 3/4% Senior Notes due 2019 in aggregate principal amount of $150.0 million and issued at par. In February 2011, we retired and redeemed outstanding 6 3/4% Senior Subordinated Notes previously due 2013 in aggregate principal amount of $298.3 million at 101.375% with proceeds from the 2011 Senior Notes issuance, new term loan borrowings of $150.0 million under the amended Credit Facility and cash on hand. In March 2011, we plan to retire and redeem all remaining outstanding 6 3/4% Senior Subordinated Notes in aggregate principal amount of $31.7 million at 101.125% of par with Credit Facility borrowings and cash on hand.

As discussed in Note 6 to the Consolidated Financial Statements, we use interest rate swap agreements at times for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. We had one interest rate swap agreement which expired upon maturity in March 2010. Prior to expiration, we paid a 3.87% fixed interest rate and received a variable interest rate based on LIBOR on decreasing principal notional amounts. Changes in fair value and differentials paid or received in periodic settlements were reflected as an adjustment to interest expense and included in operating activities in the statement of cash flows. At December 31, 2009, we had reflected a derivative liability for this swap of $42,000.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2010 and 2009 (in thousands):

	Carrying Value		Fair Value
	2010	2009	2010	2009	Maturity Dates
Floating rate notes receivable(1)	$3,145	$3,525	$3,145	$3,525	Due on demand
Floating rate revolving Credit Facility(2)(3)	20,000	70,000	20,000	70,000	January 2015
6 3/4% Senior Subordinated Notes(3)	330,000	330,000	332,475	326,700	Previously due September 2013
8 3/4% Senior Notes(4)	268,275	267,034	295,625	292,188	June 2016

(1)	Notes receivable bear interest based at 1% over prime.

(2)	The weighted average interest rate on borrowings under the Credit Facility in 2010 was 3.9% and in 2009 was 2.4%.

(3)	Reflects carrying and fair values before the tender offer and redemption of the Senior Subordinated Notes, and new maturity date under the amended 2011 Credit Facility, in the first quarter 2011.

(4)	Carrying values at December 31, 2010 and 2009 are reflected net of debt issuance discount of $6.7 million and $8.0 million, respectively.

Speedway Motorsports, Inc. Annual Report on Form 10-K
53

Equity Price Risk – We have marketable equity securities, all classified as “available for sale”, which are included in other noncurrent assets. These investments are subject to price risk, which we attempt to minimize generally through portfolio diversification. The table below presents the aggregate cost and fair market value of marketable equity securities as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Aggregate cost	$132	$134
Fair market value	12	28

Other Market Risk – As described in “Liquidity and Capital Resources” above, we had aggregate outstanding standby letters of credit of $745,000 as of December 31, 2010. As described in “Off-Balance Sheet Arrangements” above, we also had a contingent guarantee obligation of approximately $5.0 million as of December 31, 2010, which was reduced to approximately $3.8 million in January 2011 by guarantor payment as scheduled.

As described in Note 2 to the Consolidated Financial Statements, as of December 31, 2010 and 2009, we had short-term investments in auction rate securities held in large, qualified financial institutional investment accounts that are classified as “trading” securities and carried at fair value. As of December 31, 2010 and 2009, we had approximately $975,000 invested in auction rate securities, which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss.

Speedway Motorsports, Inc. Annual Report on Form 10-K
54

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Speedway Motorsports, Inc. Annual Report on Form 10-K
55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Speedway Motorsports, Inc.:

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Speedway Motorsports, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. The financial statements at November 30, 2009 and for each of the two years then ended of Motorsports Authentics, LLC, an investment accounted for under the equity method, were audited by other auditors whose report has been furnished to us. Our opinion on the consolidated financial statements expressed herein, insofar as it relates to the amounts included for Motorsports Authentics, LLC with assets of $0 reflected in Equity Investment in Associated Entity as of December 31, 2009, and losses of $77 million and earnings of $2 million reflected in Equity Investee Losses or Earnings for the years ended December 31, 2009 and 2008, respectively, is based solely on the report of the other auditors at November 30, 2009 and for each of the two years then ended. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Charlotte, NC

March 9, 2011

Speedway Motorsports, Inc. Annual Report on Form 10-K
56

CONSOLIDATED BALANCE SHEETS

December 31:	2010	2009
(In thousands, except share amounts)

Assets
Current Assets:
Cash and cash equivalents	$92,200	$97,651
Short-term investments	975	975
Accounts and notes receivable, net	42,509	40,435
Prepaid income taxes	11,431	15,333
Inventories, net	9,382	11,224
Prepaid expenses	4,317	3,961
Deferred income taxes	291	459
Current assets of discontinued operation	2,150	101
Total Current Assets	163,255	170,139
Notes and Other Receivables:
Affiliates	4,412	4,754
Other	4,623	6,857
Other Assets	27,655	32,220
Property and Equipment, Net	1,169,281	1,179,055
Other Intangible Assets, Net	394,972	394,983
Goodwill	187,326	181,013
Total	$1,951,524	$1,969,021

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$2,381	$1,219
Accounts payable	14,182	11,288
Deferred race event income, net	67,084	78,566
Accrued interest	3,865	3,978
Accrued expenses and other current liabilities	19,619	20,885
Current liabilities of discontinued operation	–	1,014
Total Current Liabilities	107,131	116,950
Long-term Debt (Note 15)	626,316	671,143
Payable to Affiliate	2,594	2,594
Deferred Income, Net	6,587	7,795
Deferred Income Taxes	333,947	309,722
Other Liabilities	8,712	12,604
Total Liabilities	1,085,287	1,120,808
Commitments and Contingencies (Notes 2, 6, 8, 10, 14 and 15)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,621,000 in 2010 and 42,266,000 in 2009	450	449
Additional Paid-in Capital	243,132	241,379
Retained Earnings	702,558	674,851
Accumulated Other Comprehensive Loss	(72)	(64)
Treasury stock at cost, shares – 3,398,000 in 2010 and 2,655,000 in 2009	(79,831)	(68,402)
Total Stockholders’ Equity	866,237	848,213
Total	$1,951,524	$1,969,021

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
57

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31:	2010	2009	2008
(In thousands, except per share amounts)
Revenues:
Admissions	$139,125	$163,087	$188,036
Event related revenue	156,691	178,805	211,630
NASCAR broadcasting revenue	178,722	173,803	168,159
Other operating revenue	27,705	34,827	43,168
Total Revenues	502,243	550,522	610,993
Expenses and Other:
Direct expense of events	100,843	100,922	113,477
NASCAR purse and sanction fees	120,273	123,078	118,766
Other direct operating expense	21,846	26,208	34,965
General and administrative	85,717	84,250	84,029
Depreciation and amortization	52,762	52,654	48,146
Interest expense, net (Note 6)	52,095	45,081	35,914
Equity investee losses (earnings)	–	76,657	(1,572)
Impairment of intangible assets (Note 5)	–	7,273	–
Other expense (income), net	(2,378)	337	(1,077)
Total Expenses and Other	431,158	516,460	432,648
Income from Continuing Operations Before Income Taxes	71,085	34,062	178,345
Provision For Income Taxes	(25,822)	(40,220)	(72,442)
Income (Loss) from Continuing Operations	45,263	(6,158)	105,903
Loss from Discontinued Operation, Net of Taxes	(782)	(4,145)	(25,863)
Net Income (Loss)	$44,481	$(10,303)	$80,040
Basic Earnings (Loss) Per Share:
Continuing Operations	$1.08	$(0.14)	$2.44
Discontinued Operation	(0.02)	(0.10)	(0.60)
Net Income (Loss)	$1.06	$(0.24)	$1.84
Weighted Average Shares Outstanding	41,927	42,657	43,410
Diluted Earnings (Loss) Per Share:
Continuing Operations	$1.08	$(0.14)	$2.44
Discontinued Operation	(0.02)	(0.10)	(0.60)
Net Income (Loss)	$1.06	$(0.24)	$1.84

Weighted Average Shares Outstanding	41,928	42,657	43,423

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
58

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008	Shares	Amount
(In thousands)
Balance, January 1, 2008	43,546	$448	$237,721	$635,214	$(23)	$(45,689)	$827,671
Net income	–	–	–	80,040	–	–	80,040
Change in net unrealized loss on marketable equity securities, net of tax	–	–	–	–	(49)	–	(49)

Comprehensive income							79,991
Exercise of stock options	34	–	740	–	–	–	740
Tax benefit from exercise of stock options	–	–	91	–	–	–	91
Share-based compensation	74	1	1,537	–	–	–	1,538
Cash dividends of $0.34 per share of common stock	–	–	–	(14,748)	–	–	(14,748)
Repurchases of common stock at cost	(526)	–	–	–	–	(9,921)	(9,921)
Balance, December 31, 2008	43,128	449	240,089	700,506	(72)	(55,610)	885,362
Net loss	–	–	–	(10,303)	–	–	(10,303)
Change in net unrealized gain on marketable equity securities, net of tax	–	–	–	–	8	–	8

Comprehensive loss							(10,295)
Share-based compensation	35	–	1,290	–	–	–	1,290
Cash dividends of $0.36 per share of common stock	–	–	–	(15,352)	–	–	(15,352)
Repurchases of common stock at cost	(897)	–	–	–	–	(12,792)	(12,792)
Balance, December 31, 2009	42,266	449	241,379	674,851	(64)	(68,402)	848,213
Net income	–	–	–	44,481	–	–	44,481
Change in net unrealized loss on marketable equity securities, net of tax	–	–	–	–	(8)	–	(8)

Comprehensive income							44,473
Share-based compensation	98	1	1,753	–	–	–	1,754
Cash dividends of $0.40 per share of common stock	–	–	–	(16,774)	–	–	(16,774)
Repurchases of common stock at cost	(743)	–	–	–	–	(11,429)	(11,429)
Balance, December 31, 2010	41,621	$450	$243,132	$702,558	$(72)	$(79,831)	$866,237

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
59

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31:	2010	2009	2008
(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$44,481	$(10,303)	$80,040
Loss from discontinued operation, net of tax	782	4,145	25,863
Cash used by operating activities of discontinued operation	(3,845)	(1,513)	(4,803)
Impairment of intangible assets	–	7,273	–
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
(Gain) loss on disposals of property and equipment and short-term investments	(2,304)	131	820
Deferred loan cost amortization	3,584	3,101	1,772
Interest expense accretion of debt discount	1,527	1,120	–
Depreciation and amortization	52,762	52,654	48,146
Amortization of deferred income	(1,534)	(1,680)	(1,536)
Deferred income tax provision	24,168	29,826	12,936
Equity investee losses (earnings)	–	76,657	(1,572)
Share-based compensation	1,979	1,585	1,538

Changes in operating assets and liabilities, net of business acquisitions:
Accounts and notes receivable	(1,770)	2,174	3,999
Prepaid and accrued income taxes	3,902	1,968	(3,752)
Inventories	1,842	2,737	1,346
Prepaid expenses	(356)	(91)	20
Accounts payable	(1,789)	(1,733)	350
Deferred race event income	(11,482)	(26,826)	(23,348)
Accrued expenses and other liabilities	(1,787)	(483)	(3,782)
Deferred income	389	312	580
Other assets and liabilities	(3,935)	(3,251)	2,298
Net Cash Provided By Operating Activities	106,614	137,803	140,915
Cash Flows from Financing Activities:
Borrowings under long-term debt	–	296,271	300,000
Principal payments on long-term debt	(51,505)	(311,509)	(48,446)
Payments of loan amendment and debt issuance costs	(88)	(11,007)	(452)
Dividend payments on common stock	(16,774)	(15,352)	(14,748)
Exercise of common stock options	–	–	740
Tax benefit from exercise of stock options	–	–	91
Repurchases of common stock	(11,429)	(12,792)	(9,921)
Net Cash Provided (Used) By Financing Activities	$(79,796)	$(54,389)	$227,264

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
60

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

Years Ended December 31:	2010	2009	2008
(In thousands)
Cash Flows from Investing Activities:
Capital expenditures	$(37,218)	$(42,551)	$(75,004)
Kentucky and New Hampshire speedway business acquisitions, net of cash acquired	–	–	(392,411)
Increase in short-term investments	–	–	(1,365)
Proceeds from (payment for) other non-current assets	1,500	(1,570)	(1,387)
Proceeds from:
Sales of property and equipment	2,755	98	393
Distributions of short-term investments	–	4,503	7,610
Increase in notes and other receivables	–	–	(3,646)
Repayment of notes and other receivables	694	1,079	1,258
Cash used by investing activities of discontinued operation	–	–	(7,222)
Net Cash Used By Investing Activities	(32,269)	(38,441)	(471,774)
Net (Decrease) Increase In Cash and Cash Equivalents	(5,451)	44,973	(103,595)
Cash and Cash Equivalents at Beginning of Year	97,651	52,678	156,273
Cash and Cash Equivalents at End of Year	$92,200	$97,651	$52,678
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$52,584	$45,239	$38,137
Cash paid for income taxes	1,616	11,856	63,308
Supplemental Non-cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	4,443	(6,145)	4,195
Net liabilities assumed for Kentucky and New Hampshire speedway acquisitions	6,313	–	11,174

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. (SMI) and all of its wholly-owned and operated subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (US Legend Cars), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. All note disclosures pertain to continuing operations unless otherwise indicated.

In 2009, the NASCAR-sanctioned Craftsman Truck Series was renamed the Camping World Truck Series. Hereafter, the Camping World Truck naming conventions are used throughout this document.

Description of Business – The Company is a promoter, marketer and sponsor of motorsports activities in the United States. As of December 31, 2010, as further described below, the Company principally owns and operates the following motorsports facilities: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Infineon Raceway, Kentucky Speedway, Las Vegas Motor Speedway, New Hampshire Motor Speedway and Texas Motor Speedway. The Company provides souvenir merchandising services, and food, beverage and hospitality catering services through its SMI Properties subsidiaries; provides syndicated radio programming, production and distribution through its Performance Racing Network subsidiary; develops electronic media promotional programming and distributes wholesale and retail racing and other sports related souvenir merchandise and apparel through its TSI subsidiary; manufactures and distributes smaller-scale, modified racing cars and parts through its US Legend Cars subsidiary; and produces and sells an environmentally-friendly micro-lubricant® through its Oil-Chem subsidiary. The Company also provides souvenir merchandising services through its Motorsports Authentics joint venture.

AMS owns and operates a 1.54-mile lighted, banked, asphalt quad-oval superspeedway, and a 2.47-mile road course. AMS currently hosts one NASCAR Sprint Cup Series event annually, and one NASCAR Nationwide Series race and one NASCAR Camping World Truck Series race, each preceding the Sprint Cup event. As further discussed in Note 2, the Company has realigned one NASCAR Sprint Cup racing event from AMS to KyS beginning in 2011. AMS also hosts motorsports related events such as auto, truck and motorcycle shows, as well as rents the racetrack throughout the year for driving schools, automobile testing and other activities. AMS has constructed 46 condominiums overlooking its speedway.

BMS owns and operates a 0.533-mile lighted, high-banked concrete oval speedway, and a one-quarter mile modern, lighted dragway. BMS currently hosts two Sprint Cup Series events annually, and two Nationwide Series races and one Camping World Truck Series race, each preceding a Sprint Cup event. BMS also currently hosts an annual National Hot Rod Association (NHRA) sanctioned Nationals and other bracket racing events, as well as various holiday season festivities.

CMS owns and operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, a 2.25-mile road course, and several other on-site race tracks. CMS currently hosts three Sprint Cup Series events annually, and two Nationwide Series and one Camping World Truck Series race, each preceding a Sprint Cup event. CMS constructed a 1/4-mile, four-lane, all concrete, modern, lighted dragway where it hosts two annual NHRA-sanctioned Nationals along with other drag racing events. CMS also hosts World of Outlaws (WOO) racing events, rents its racetrack facilities for driving schools, automobile testing and car clubs, and conducts various other motorsports events and activities throughout the year, including holiday season festivities. CMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Speedway Club, which generates rental, membership, catering and dining revenues.

Speedway Motorsports, Inc. Annual Report on Form 10-K
62

IR owns and operates a modern 2.52-mile, twelve-turn asphalt road course, a one-quarter mile modern, lighted dragway, and a modern expansive industrial park. IR currently hosts one Sprint Cup Series racing event annually. IR also hosts one Indy Racing League IndyCar Series (IndyCar) racing event, and annually hosts a NASCAR-sanctioned K&N Pro Series West event, a NHRA-sanctioned Nationals, as well as American Motorcycle Association (AMA) Series, and Sports Car Club of America (SCCA) racing events. Also, the racetrack is rented throughout the year for driving school and karting use by various organizations, including the SCCA, major automobile manufacturers, and other car clubs.

KyS, purchased in December 2008, owns and operates a 1.5-mile lighted, tri-oval asphalt superspeedway located in Sparta, Kentucky. KyS is hosting an annual NASCAR Sprint Cup racing event beginning in 2011. As further discussed in Note 2, one annual NASCAR Sprint Cup racing event is being realigned from AMS to KyS. KyS is presently undergoing significant renovation, modernization and expansion to annually host this new major event. KyS also is now annually hosting one NASCAR Nationwide Series, two NASCAR Camping World Truck Series, and one IndyCar Series racing event (with one Nationwide and one Camping World Truck Series race preceding the Sprint Cup event). The racetrack is also rented for various motorsports related activities and conducts other racing events during the year.

LVMS owns and operates a 1.5-mile lighted, asphalt quad-oval superspeedway, a one-quarter mile modern, lighted dragway, a 1/2-mile, modern, lighted dirt track, and several other on-site race tracks. LVMS currently hosts one Sprint Cup Series, one Nationwide Series and one Camping World Truck Series racing event annually. LVMS also currently hosts one IndyCar Series (new for 2011) and two annual NHRA-sanctioned Nationals racing events, as well as other NHRA and bracket drag racing events. LVMS also annually promotes a WOO race and various other motorsports events at its on-site paved and dirt tracks. The racetrack is also rented throughout the year for motorsports related activities such as driving schools and automobile testing.

NHMS, purchased in January 2008, owns and operates a multi-use complex located in Loudon, New Hampshire, featuring a 1.058-mile oval superspeedway and a 1.6-mile road course. NHMS currently hosts two Sprint Cup Series races annually, and one Nationwide Series and one Camping World Truck Series race, each preceding a Sprint Cup event. NHMS also is hosting one IndyCar Series racing event (new for 2011), along with two NASCAR-sanctioned K&N Pro Series East events, SCCA and other racing events and is rented throughout the year for motorsports activities such as driving schools and car clubs.

TMS operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, and a 2.48-mile road course. TMS currently hosts two Sprint Cup events annually, each preceded by a Nationwide Series race. TMS also promotes two Camping World Truck Series racing events, as well as one IndyCar Series, SCCA and other racing events. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing and car clubs. TMS has constructed 76 condominiums overlooking the speedway, 71 of which have been sold as of December 31, 2010. TMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Speedway Club at TMS, which generates rental, membership, catering and dining revenues.

SMI Properties provides event souvenir merchandising services, and receives commissions for food, beverage and hospitality catering services provided by the Levy Premium Foodservice Limited Partnership, wholly-owned by Compass Group USA, Inc. (Levy), at the Company’s speedways and other third party sports-oriented venues (see “Long-Term Management Contract” below). SMI Properties also provides screenprinting and embroidery services, and is a distributor of wholesale and retail racing and other sports related souvenir merchandise and apparel.

Oil-Chem produces an environmentally-friendly, micro-lubricant® that is promoted and distributed by mass-marketing retailers, auto parts stores and other wholesale and retail customers.

PRN is the Company’s proprietary radio Performance Racing Network. PRN is syndicated nationwide and broadcasts most of the Company’s NASCAR Sprint Cup and Nationwide Series racing events, as well as many other events, and produces daily and weekly racing-oriented programs throughout the NASCAR season.

SMIL, a wholly-owned subsidiary of Oil-Chem, prior to discontinuing operations, engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products, in certain foreign countries. As further described in Note 14, the Company discontinued those oil and gas operations in the fourth quarter 2008. These operations are presented herein as discontinued operations and all prior periods presented have been reclassified.

Speedway Motorsports, Inc. Annual Report on Form 10-K
63

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

Motorsports Authentics Joint Venture Equity Investment – As further described in Note 2, the Company and International Speedway Corporation (ISC) equally own a joint venture (50% non-controlling interest) that operates independently under the name Motorsports Authentics (MA) to market and sell licensed motorsports collectible and consumer products. Prior to the formation of the NASCAR Teams Licensing Trust as further described in Note 2, MA had license agreements with many of the top NASCAR teams and drivers. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia. MA’s operations now consist principally of trackside event souvenir merchandising as licensed and regulated under certain NASCAR Trust agreements.

Long-Term Management Contract – Levy has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s speedways and other outside venues under a long-term food and beverage management agreement. The agreements provide for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The management contract commenced in 2002, and Levy has notified the Company of its intent to renew the contract for an additional ten-year period through 2021.

Racing Events – As further described in Note 2, the Company derives a substantial portion of its total revenues from admissions, event related and NASCAR broadcasting revenue. In 2010, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also held eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, three IndyCar, six major NHRA, three WOO, one US Legend Cars International circuit, and one ARCA Series racing event. In 2009, the Company held 23 major racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. These 23 major scheduled NASCAR-sanctioned races include the Nationwide Series race at KyS purchased in December 2008. The Company also held eight NASCAR Camping World Truck Series, three IndyCar, five major NHRA, two ARCA, and three WOO racing events. In 2008, the Company held 22 major racing events sanctioned by NASCAR, including 13 Sprint Cup and nine Nationwide Series racing events, and eight NASCAR Camping World Truck Series, two IndyCar, five major NHRA, and two WOO racing events.

The more significant racing schedule changes during the last three years include the following:

•	One NASCAR Sprint Cup and one Nationwide Series racing event at TMS were postponed and rescheduled due to poor weather in 2010

•	CMS held a new major NHRA Nationals racing event and a holiday season event in 2010

•	US Legend Cars conducted an international circuit racing event at CMS in 2010 that was not held in 2009 or 2008

•	In 2009, one NASCAR Sprint Cup Series racing event at CMS was postponed and shortened due to poor weather

•	Pole position qualifying for certain NASCAR racing events was cancelled due to poor weather (one in 2009 and four in 2008)

•	In 2010 and 2009, one NASCAR Nationwide, one NASCAR Camping World Truck and one IndyCar Series racing event were held at KyS purchased in December 2008

•	In 2008, one NASCAR Camping World Truck Series racing event was held at AMS that was not held in 2010 or 2009

Speedway Motorsports, Inc. Annual Report on Form 10-K
64

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue and Expense Recognition – The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorships and naming rights fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, promotional and hospitality revenues, track rentals, driving school revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes certain SMI Properties and TSI merchandising revenues, Legends Car and parts sales, The Speedway Club at CMS and The Texas Motor Speedway Club (together the “Speedway Clubs”) revenues, Oil-Chem revenues, and industrial park and office tower rentals. “Equity investee losses or earnings” include the Company’s share of joint venture equity investee profits or losses.

The Company classifies its expenses to include direct expense of events, NASCAR purse and sanction fees, and other direct operating expense, among other categories. “Direct expense of events” principally includes cost of souvenir sales, non-NASCAR race purses and sanctioning fees, property and event insurance, compensation of certain employees, advertising, sales and admission taxes, cost of driving school revenues, event settlement payments to non-NASCAR sanctioning bodies and outside event support services. “NASCAR purse and sanction fees” includes payments to, and portions of broadcasting revenues retained by, NASCAR for associated events held at the Company’s speedways. “Other direct operating expense” includes the cost of certain SMI Properties and TSI merchandising, Legends Cars, Speedway Clubs, Oil-Chem, and industrial park and office tower rental revenues.

Event Revenues and Deferred Race Event Income, Net – The Company recognizes admissions, NASCAR broadcasting and event related revenues when an event is held. Event souvenir merchandise sales and commissions from food and beverage sales are recognized at time of sale. Advance revenues and certain related direct expenses pertaining to specific events are deferred until the event is held. Deferred expenses can include race purses and sanction fees remitted to or retained by NASCAR or other sanctioning bodies and sales and admission taxes and credit card processing fees on advance revenues. Deferred race event income relates to scheduled events to be held in upcoming periods. If circumstances prevent a race from being held during the racing season: (i) generally advance revenue is refundable and (ii) all deferred direct event expenses would be immediately recognized except for race purses and sanction fees which would be refundable from NASCAR or other sanctioning bodies, and for sales and admission taxes which would be refundable from taxing authorities. Management believes this accounting policy results in appropriate matching of revenues and expenses associated with the Company’s racing events and helps ensure comparability and consistency between its financial statements. Advance revenues, and certain related direct expenses, if any, for track rentals, driving schools and similar activities are deferred and recognized when the activities take place. Management believes its revenue recognition policies follow applicable authoritative guidance.

NASCAR Broadcasting Revenues and NASCAR Purse and Sanction Fees – NASCAR contracts directly with certain television networks on broadcasting rights for all NASCAR-sanctioned Sprint Cup, Nationwide and Camping World Truck Series racing events. The Company receives television broadcasting revenues under annual contractual sanction agreements for each NASCAR-sanctioned race. The Company negotiates its sanction fees for individual races with NASCAR on an annual basis. Under these sanction agreements, NASCAR typically retains 10% of gross broadcasting revenues as a component of their sanction fees. The Company reflects both sanction fee components in NASCAR purse and sanction fee expense. Prior to 2010, the Company typically has paid to NASCAR 25% of gross broadcasting revenues for purses awarded to race participants for each race, which is also reflected in NASCAR purse and sanction fee expense. Beginning in 2010, NASCAR is retaining this 25% purse instead of the Company paying NASCAR as before. The remainder of such fees represent additional annually negotiated purse and sanction fees paid to NASCAR by the Company for each race. This funding modification does not change the economics, and will not impact the Company’s reporting, of NASCAR broadcasting revenues and NASCAR purse and sanction fees.

Marketing Agreements – The Company has various marketing agreements for sponsorships, onsite advertising, hospitality and other promotional activities. Sponsorships generally consist of event, official, exclusive and facility naming rights agreements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
65

These various marketing agreements can be event, speedway or period specific, or pertain to multiple events, speedways or years. The Company receives payments based on contracted terms. Marketing customers and agreement terms change from time to time. The Company recognizes contracted fee revenues, and associated expenses, as events or activities are conducted each year in accordance with the respective agreement terms. The Company’s marketing agreements sometimes include multiple specified elements such as sponsorships, tickets, hospitality, suites or onsite advertising in varying combinations for one or more events or contract periods, although there is typically a predominant element. Contracted revenues are allocated between admissions and event related revenue financial statement categories based on the relative fair or retail value of the respective multiple elements as such events or activities are conducted each year in accordance with the respective agreement terms. The Company presently has one ten-year naming rights agreement that renamed Sears Point Raceway as Infineon Raceway which expires in early 2012. The ten-year naming rights agreement that renamed Charlotte Motor Speedway as Lowe’s Motor Speedway expired after 2009 and was not renewed.

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

Joint Venture Equity Investment – The equity method is used to account for investments in joint ventures and other associated entities where the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%. As further described in Note 1, the Company’s equity investment consists of its 50% owned Motorsports Authentics joint venture. MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results, and the Company records its 50% share of MA’s net income or loss based on their most recent annual audited financial statements. The Company’s share of MA’s operating results for each fiscal year December 1 through November 30 is included in “Equity investee earnings or losses” for the Company’s fiscal year ended December 31. MA reports sales and other taxes collected from customers on a gross basis. All significant unrealized intercompany profits or losses pertain to unsold merchandise and have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since formation of MA. The Company’s share of undistributed equity deficit from equity investee earnings and losses included in the Company’s retained earnings was approximately $133,974,000 at both December 31, 2010 and 2009. There were no significant differences in investor cost and underlying equity in the net assets of MA at acquisition.

The Company follows applicable authoritative guidance whereby declines in estimated investment fair value below carrying value assessed as other than temporary are recognized as a charge to earnings to reduce carrying value to estimated fair value. The Company periodically evaluates its equity investment for possible declines in value and determines if declines are other than temporary based on, among other factors, the sufficiency and outcome of equity investee performed impairment assessments (which includes third party appraisals and other analyses), the amount and length of time that fair value may have been below carrying value, near-term and longer-term operating and financial prospects of equity investees, and the Company’s intent and ability to hold the equity investment for a period of time sufficient to allow for any anticipated recovery. Factors considered by the Company and MA in assessing possible impairment may include: (i) decreased or trends of decreasing revenue and profitability; (ii) updated long-term forecasts for existing and undeveloped product channels; (iii) assumptions on timing and strength of any anticipated economic recovery and on perpetuity growth rates; (iv) management efforts to increase revenues or reduce operating costs; (v) possible sale or other disposal of a reporting unit or a significant portion thereof; and (vi) probability weighted multiple cash flow scenarios reflecting future risk-adjusted growth opportunities.

NASCAR Teams Licensing Trust Formation and MA’s Ongoing Business. In its fiscal third quarter ended August 31, 2009, for various strategic purposes, MA ceased paying certain guaranteed royalties under several license agreements where estimated royalties payable based on projected sales were less than stipulated guaranteed minimum royalties payable (unearned royalties). All earned royalties due were paid. MA received notices from certain licensors alleging default under the license agreements if unearned royalties were not paid within stipulated cure periods. Upon default, a material amount of guaranteed royalty payments under several license agreements could have been asserted by the licensors as immediately due. In 2010, MA has continued to face significant operating challenges. MA was unable to renegotiate its license agreements with essentially all significant licensors of NASCAR merchandising on terms that would allow MA reasonable future opportunities to operate profitably. The then ongoing

Speedway Motorsports, Inc. Annual Report on Form 10-K
66

alleged license defaults were severely impacting MA’s business and its ability to continue operating. In July 2010, the NASCAR Teams Licensing Trust (NASCAR Trust) was formed, including a Board of Directors comprised of representatives from NASCAR and 11 participating NASCAR Teams. This new NASCAR Trust substantially restructures the NASCAR souvenir merchandising and licensing business. The NASCAR Trust represents four key product categories (die-cast, toys, apparel and trackside retail rights), and grants the rights of any NASCAR driver or team that participates in these licensing categories. Concurrent with formation of the NASCAR Trust, MA was released from contracted current and future unearned guaranteed minimum royalties payable and earned future royalties payable to all NASCAR team licensors, except for one significant licensor. Also, the NASCAR Trust concurrently received all of MA’s die-cast tooling and operations. As a result, at this time, MA’s future operations will consist principally of trackside event souvenir merchandising as licensed and regulated under certain NASCAR Trust agreements. From time to time, MA operations may also include fulfillment and warehousing services for certain NASCAR Trust designated distributors. The NASCAR Trust will have the ability to significantly influence MA’s future operating conditions and results. MA continues to restructure its business by implementing process improvements, cost reduction initiatives, improved inventory risk management, and streamlining operations. However, there can be no assurance that MA will achieve sufficient or sustained profitability.

Also concurrent with the NASCAR Trust formation, SMI and ISC renegotiated a contingent guarantee obligation associated with one NASCAR team licensor of MA. As a result, the Company’s remaining contingent obligation was reduced and is scheduled for further periodic reduction and elimination by MA payments through January 2013. As of December 31, 2010, the Company’s contingent guarantee approximated $5.0 million, which was reduced to approximately $3.8 million in January 2011 by MA payment as scheduled. Prior to renegotiation, the Company’s contingent guarantee obligation was limited to approximately $11.5 million and continued into 2015. Should MA not have sufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. Management believes the fair value of this guarantee is presently insignificant and no obligation has been recorded. Although not expected at this time, the Company could increase its investment in MA, in the form of additional equity contributions or loans, in amounts that could be material. The Company could be required to record an impairment charge for any future carrying value of this equity investment under equity method accounting, including any additional Company investments, and a charge related to the Company’s contingent guarantee obligation, if funding was required.

Investment Impairment. The carrying value of the Company’s equity investment in MA is $0 at both December 31, 2010 and 2009, as further described below. This reduction reflects sizable 2009 (and 2007) impairment charges and MA’s historical operating results. These charges reduced the remaining carrying value to estimated fair value based on applicable authoritative guidance and the Company’s assessment that such decline may be other than temporary. The following operating factors, among others, led MA management to perform an impairment evaluation of long-lived assets, including intangible assets: (i) the unforeseen severity and length of the recession; (ii) increased uncertainty concerning MA’s ability to compete successfully and profitably in certain product channels, particularly non-exclusive licensed products, along with the success of motorsports, the popularity of its licensed drivers and teams, the magnitude and timing of its licensed driver and team changes, particularly for NASCAR’s Sprint Cup Series; and (iii) increased uncertainty about achieving previously contemplated future business initiatives. As MA management assessed ongoing challenges, it became apparent there was significant risk in MA’s future business initiatives and that estimated future cash flows would be lower than previous forecasts. MA evaluated and measured impairment under applicable authoritative guidance based on discounted estimated annual future cash flows using the income approach, with the assistance of an independent valuation firm. This evaluation was completed within MA’s fourth fiscal quarter ended November 30, 2009. The inputs for measuring MA fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. The Company believes the methods used by MA to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of MA’s fair value. The Company’s and MA’s evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different conditions or assumptions, or changes in cash flows or profitability, could have a material effect on the outcome of these impairment evaluations.

MA Operating Results. MA results for 2010 and 2009 were negatively impacted by decreased attendance at motorsports racing events, recessionary conditions and reduced discretionary spending, declining sales to mass retail department stores and specialty retailers, and increased competition for products sold under non-exclusive MA licenses. As further described above and

Speedway Motorsports, Inc. Annual Report on Form 10-K
67

shown below, the sizable impairment charges recorded in 2009 reduced MA’s business net assets to estimated fair value of $0 as of December 31, 2009. Under equity method accounting, the Company no longer records its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. MA’s net income for 2010 as shown below results primarily from the accounting reversal of previously contracted accrued and unpaid royalties upon formation of the NASCAR Trust, and certain favorable settlements. Because of uncertainty about MA’s ability to achieve sustained profitability, management continues to believe MA’s estimated fair value is $0 under applicable authoritative impairment evaluation guidance. As such, no income from MA’s operations for fiscal 2010 was recognized by the Company under the equity method.

MA’s 2008 operating results reflect, among other factors, increased merchandise sales of a popular NASCAR driver and material MA licensor who changed racing teams at the end of 2007. There were no similar changes that favorably impacted MA results for 2010 or 2009. The fiscal 2008 operating results of MA include impairment charges for excess merchandise inventory due to ongoing NASCAR driver, team and sponsor changes, increased competition for products sold under non-exclusive MA licenses, nonrenewal of exclusive or non-exclusive MA licenses, and assumptions about future demand, market conditions and trends that might adversely impact exposure to excess product levels and realization. The Company recognized no income tax benefits in 2008 through 2010 for its 50% share of these MA charges and operating results. These MA charges and results are included in the Company’s “motorsports event related” reporting segment (see Note 13). MA is not considered significant for 2010 under applicable SEC rules and the report of the auditors of their financial statements as and for the year ended November 30, 2010 is not included in this filing. The following table presents summarized financial information for MA as of November 30, 2010 and 2009 and for the three years ended November 30, 2010 (coinciding with MA fiscal years) (in thousands):

	2010	2009	2008
Current assets	$20,095	$24,391	–
Noncurrent assets	957	3,215	–
Current liabilities	10,352	20,678	–
Noncurrent liabilities	6,316	5,344	–

Net sales	75,143	118,473	$211,161
Gross profit	28,971	21,042	66,290
Impairment of inventory and tooling and liability for loss on contracts (included in gross profit)	996	10,400	5,457
Impairment of goodwill and other long-lived assets	–	136,093	–
Net income (loss)	2,800	(151,637)	3,199

Revenue Composition (Note 13) – The Company’s revenues for the three years ended December 31, 2010 are comprised of the following (in thousands):

	2010	2009	2008
Admissions	$139,125	$163,087	$188,036
NASCAR broadcasting	178,722	173,803	168,159
Sponsorships	63,062	75,476	81,317
Other event related	80,882	87,588	112,629
Motorsports event and non-event, and non-motorsports, related merchandise	32,930	42,562	51,624
Other	7,522	8,006	9,228
Total revenue	$502,243	$550,522	$610,993

Revenues described as “other event related” consist principally of commissions from food, beverage and souvenir sales, luxury suite rentals, and promotional and hospitality revenues, track rentals, driving school revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “Motorsports event related merchandise revenue” consists principally of SMI Properties and SMI Trackside revenues from sales of owned souvenir merchandise during rac-

Speedway Motorsports, Inc. Annual Report on Form 10-K
68

ing and non-racing events and in speedway gift shops. “Non-event motorsports related merchandise revenue” consists principally of revenues from certain SMI Properties and TSI sales of racing and other sports related souvenir merchandise and from Legends Car operations. “Non-motorsports merchandise revenue” consists principally of Oil-Chem product sales. “Other revenue” consists principally of revenues from the Speedway Clubs, industrial park and office tower rentals, and US Legend Cars as the sanctioning body for Legends Car Circuit races.

Food and Beverage Management Agreement – The long-term Levy food and beverage management agreement (see Note 1) provides for, among other items, specified annual fixed and periodic gross revenue based commission payments to the Company over the contract period. The Company’s commission-based net revenues associated with activities provided by Levy are reported in event related revenue and, to a lesser extent, other operating revenue depending on the venue.

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

Accounts and Notes Receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2010	2009	2008
Balance, beginning of year	$1,753	$1,880	$1,754
Bad debt expense	141	112	648
Actual write-offs, net of specific accounts recovered	(306)	(239)	(522)
Balance, end of year	$1,588	$1,753	$1,880

Other Noncurrent Assets as of December 31, 2010 and 2009 consist of (in thousands):

	2010	2009
Deferred financing costs, net	$9,632	$12,937
Land held for development	12,265	12,265
Marketable equity securities	12	28
Other	5,746	6,990
Total	$27,655	$32,220

Noncurrent assets are generally reported at cost except for marketable equity securities which are reported at fair value. Management evaluates these assets for recovery when events or circumstances indicate possible impairment may have occurred. As of December 31, 2010, there have been no events or circumstances which might indicate possible recoverability concerns or impairment.

Deferred Financing Costs are amortized over the associated debt terms of three to ten years (or remaining terms for loan amendment costs), and are reported net of accumulated amortization of $10,172,000 and $11,659,000 at December 31, 2010 and 2009.

Speedway Motorsports, Inc. Annual Report on Form 10-K
69

Land Held For Development represents property adjacent to a regional outlet mall in the Charlotte metropolitan area which management plans to develop and market or possibly sell in suitable market conditions.

Marketable Equity Securities are classified as “available for sale” as they are not bought and held principally for the purpose of near-term sale, and are reported at fair value, with temporary unrealized gains and losses, net of taxes, excluded from earnings and reported as a separate component of stockholders’ equity. Management intends to hold these securities through at least fiscal 2011, and has assessed any declines in fair value as temporary as of December 31, 2010. Cumulative unrealized gains or losses at each period end, purchases and sales of marketable equity securities in 2008 through 2010, and any continuous losses were not significant.

Property and Equipment (Note 4) are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements pertain primarily to industrial park, office and warehouse facilities, and are amortized using the straight-line method over the lesser of associated lease terms or estimated useful lives. Expenditures for repairs and maintenance are charged to expense when incurred, unless useful asset lives are extended or assets improved. Construction in progress includes all direct costs and capitalized interest on fixed assets under construction. When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using applicable authoritative guidance. When improvement projects produce a higher economic yield and require demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project. Also, assets are classified as held for sale when management determines that sale is probable within one year. Management believes no impairment of long-lived assets used in continuing operations exists at December 31, 2010.

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

Goodwill and Other Intangible Assets (Note 5) represent the excess of business acquisition costs over the fair value of net assets acquired, and are all associated with the Company’s motorsports related activities and reporting units. Intangible assets consist predominately of goodwill and nonamortizable intangible assets for race event sanctioning and renewal agreements and, to a lesser extent, goodwill associated with event related motorsports merchandising and amortizable intangible assets associated with network and other media promotional contracts for non-event motorsports merchandising (prior to impairment in 2009 as further described in Note 5). Acquired intangible assets are valued using the direct value method. The Company’s race event sanctioning and renewal agreements for each NASCAR-sanctioned racing event are awarded annually. The Company has evaluated each of its intangible assets for these agreements and determined that each will extend into the foreseeable future. The Company has never been unable to renew these race date agreements for any subsequent year and no such agreement has ever been cancelled. Based on these and other factors, such race date agreements are expected to be awarded to the Company in perpetuity. As such, these nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
70

Management’s latest annual assessment of goodwill and other intangible assets in the second quarter 2010 indicated there had been no impairment, and there has since been no other events or circumstances which indicate possible impairment during 2010 or as of December 31, 2010. For the Company’s financial reporting as of December 31, 2010, management’s evaluation was based on: (i) assessment of goodwill and intangible assets for possible impairment for each separate reporting unit using the methodology described above and (ii) estimated fair values of tangible and intangible assets using recent third party appraisals and expected future discounted operating cash flows for comparable transactions, including the Company’s 2008 NHMS and KyS acquisitions. Management considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements based on recent and historical sales transactions (the Company presently has agreements to annually conduct thirteen NASCAR Sprint Cup, ten NASCAR Nationwide, and nine NASCAR Camping World Truck Series races), combined with the estimated fair value for all other Company net assets, exceeds its current market capitalization. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to the Company’s common stock from historical and forward-looking perspectives. Such information was also compared to available market information for certain motorsports industry peers. Management believes the Company’s methods used to determine fair value and evaluate possible impairment were appropriate, relevant, and represent methods customarily available and most used for such purposes. Weighting of evaluation results was not required as none of the methods, individually or collectively, indicated possible impairment. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in the Company’s core motorsports business.

Management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is temporary and not an indicator of impairment. The Company’s annual impairment assessment indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset exceeded its associated carrying value. As such, no goodwill or other indefinite-lived intangible asset impairment charges were found necessary at this time. Management’s latest assessment found the estimated fair value for one reporting unit, including material nonamortizable race event sanctioning and renewable agreements, exceeded carrying values by a relatively nominal amount. Should this reporting unit or its indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges. Among other factors, the Company’s assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, to pre-recession levels within four years and strategic amounts of planned capital expenditures. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, or actual race date realignments that differ significantly from those assumed in the evaluation, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations.

NASCAR Sprint Cup Race Date Realignment to Kentucky Speedway. The Company’s annual assessment also considered its efforts to realign one or more NASCAR Sprint Cup Series racing events among its speedway facilities. The impairment evaluation considered the recently approved realignment of a NASCAR Sprint Cup racing event from AMS to KyS beginning in 2011, and included management’s best estimate of future discounted operating cash flows and profitability associated with realignment of those race dates. The Company is presently renovating, modernizing and significantly increasing permanent seating, and overall facilities, at KyS. The expansion and improvements will involve material capital expenditures in 2011 and over several years in amounts not yet finalized, but could range up to $50,000,000 or more. Realignment of the race date from AMS to KyS resulted in no impairment of intangible or other long-lived assets. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Deferred Income, Net (noncurrent) as of December 31, 2010 and 2009 consists of (in thousands):

	2010	2009
Preferred Seat License fees, net	$5,330	$5,996
Deferred Speedway Club membership income	1,105	1,584
Other	152	215
Total	$6,587	$7,795

Speedway Motorsports, Inc. Annual Report on Form 10-K
71

Preferred Seat License Fees, Net – KyS and TMS offer Preferred Seat License (PSL) agreements whereby licensees are entitled to purchase annual season-ticket packages for sanctioned racing events under specified terms and conditions. Among other items, licensees are required to purchase all season ticket packages when and as offered each year. License agreements automatically terminate without refund should licensees not purchase any offered ticket and are transferable once each year subject to certain terms and conditions. Also, licensees are not entitled to refunds for postponement or cancellation of events due to weather or certain other conditions. Net PSL fees are deferred when received and amortized into income over the estimated useful life of those facilities or recognized upon license agreement termination.

Deferred Speedway Club Membership Income – The CMS and TMS Speedway Clubs sell memberships that entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments. Net membership revenues are deferred when billed and amortized into income over an estimated average membership term of ten years.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $18,790,000 in 2010, $15,672,000 in 2009 and $15,914,000 in 2008. There were no deferred direct-response advertising costs at December 31, 2010 or 2009.

Operating Leases – The Company has various operating leases principally for office and warehouse space and for equipment used in conducting racing events and other operations. These operating leases typically have initial terms of less than one year or are cancelable with minimal notice, although certain operating equipment leases include up to seven-year terms. Rent expense for operating leases amounted to $5,132,000 in 2010, $5,694,000 in 2009 and $6,355,000 in 2008. Various office and warehouse facilities leased from an affiliate (see Note 9) are cancelable with minimal notice; however, such lease arrangements will likely be renewed annually through specific contract periods. Assuming renewal through contracted periods, future annual minimum lease payments total $3,548,000 as follows: $1,074,000 in 2011, $744,000 in 2012, $407,000 in 2013, $338,000 in 2014, $306,000 in 2015, and $679,000 thereafter.

The Company leases various office, warehouse and industrial park space under operating leases to various entities largely involved in motorsports. These operating leases typically have initial terms of one year or more and are noncancelable. Lease revenue for operating leases amounted to $3,997,000 in 2010, $4,212,000 in 2009 and $4,089,000 in 2008. Contracted future annual minimum lease payments total $15,075,000 as follows: $3,470,000 in 2011, $3,078,000 in 2012, $2,575,000 in 2013, $2,088,000 in 2014, $1,304,000 in 2015, and $2,560,000 thereafter.

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

Other Expense (Income), Net for 2008 through 2010 consists of (in thousands):

	2010	2009	2008
Gain associated with land sales	$(2,432)	$(150)	$(1,000)
Net loss on abandonment and disposals of property and equipment	128	131	263
Other	(74)	356	(340)
Total	$(2,378)	$337	$(1,077)

Income Taxes (Note 8) – The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities. Income taxes are provided using the liability method whereby estimated deferred income taxes, and significant items giving rise to deferred tax assets and liabilities, reflect management’s assessment of future taxes likely to be paid, including timing, probability of realization and other relevant factors. The Company provides for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are

Speedway Motorsports, Inc. Annual Report on Form 10-K
72

recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. The Company’s accounting for income taxes reflects management’s assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. The Company assesses the need for valuation allowances for deferred tax assets based on the sufficiency of estimated future taxable income and other relevant factors. Cash paid for income taxes as reflected on the consolidated statements of cash flows exclude any previous overpayments the Company may have elected to apply to income tax liabilities.

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

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis amounted to $7,940,000 in 2010, $8,815,000 in 2009 and $10,669,000 in 2008.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
73

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of December 31, 2010 and 2009 (in thousands):

			December 31, 2010		December 31, 2009
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$92,200	$92,200	$97,651	$97,651
Short-term investments	2	R	975	975	975	975
Marketable equity securities	1	R	12	12	28	28
Floating rate notes receivable	2	R	3,145	3,145	3,525	3,525

Liabilities (Notes 6 and 15)
Floating rate revolving Credit Facility	2	R	20,000	20,000	70,000	70,000
6 3/4% Senior Subordinated Notes due 2013	1	NR	330,000	332,475	330,000	326,700
8 3/4% Senior Notes due 2016	1	NR	268,275	295,625	267,034	292,188
Other long-term debt	2	NR	10,422	10,422	5,328	5,328
Cash flow interest swap on revolving Credit Facility	2	R	–	–	42	42

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Short-term investments consist principally of auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, and realized and unrealized gains or losses are included in the Company’s consolidated statements of operations. As of December 31, 2010 and 2009, the Company had approximately $975,000 invested in auction rate securities, which approximates fair value. Management has the ability and intends to hold these securities until the bond market recovers. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
74

Reclassifications – Certain reclassifications of amounts, and adjustments to supplemental cash flow information, in the accompanying prior year consolidated statements of cash flows were made to conform with current year presentation.

Recently Issued Accounting Standards – The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” which, among other things, amended the criteria in Subtopic 605 for separating consideration in multi-deliverable arrangements. This amendment: (1) provides updated guidance on whether multiple deliverables exist, on separating arrangement deliverables, and allocating consideration; (2) requires entities to allocate arrangement revenue using estimated selling prices of deliverables if a vendor does not have vendor specific objective evidence or third-party evidence of selling prices; (3) eliminates use of the residual method and requires entities to allocate revenue using the relative selling price method; and (4) expands disclosure requirements pertaining to a vendor’s multiple-deliverable revenue arrangements. The amended guidance is effective for fiscal years beginning on or after June 15, 2010, and adoption may be prospective or retrospectively applied. The Company is currently assessing the impact, if any, adoption may have on its financial statements or disclosures in the first quarter 2011.

The FASB issued Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” which, among other things, modifies Step 1 of goodwill impairment testing (where entities must assess whether reporting unit carrying amounts exceed fair value) for reporting units with zero or negative carrying amounts. For those reporting units, entities are required to perform Step 2 of the goodwill impairment test (additional testing to determine whether goodwill has been impaired and the amount of such impairment, if any) if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether any adverse qualitative factors indicate that impairment may exist. These qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendment does not provide guidance on how to determine carrying amounts or measure reporting unit fair value. Any resulting goodwill impairment upon adoption of this guidance should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently assessing the impact, if any, adoption may have on its financial statements or disclosures in the first quarter 2011.

3. INVENTORIES

Inventory costs consist of: (i) souvenirs and 5/8-scale and similar small-scale finished vehicles determined on a first-in, first-out basis; and (ii) apparel, micro-lubricant®, and parts and accessories product costs determined on an average current cost basis. No general and administrative costs are included in inventory costs. Cost of sales are charged using the same inventory cost bases. Inventories as of December 31, 2010 and 2009 consist of (in thousands):

	2010	2009
Souvenirs and apparel	$3,870	$5,176
Finished vehicles, parts and accessories	4,760	5,254
Micro-lubricant® and other	752	794
Total	$9,382	$11,224

Speedway Motorsports, Inc. Annual Report on Form 10-K
75

All inventories are stated at the lower of cost or market value with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. Inventories are reflected net of provisions summarized as follows (in thousands):

	2010	2009	2008
Balance, beginning of year	$6,500	$7,727	$7,912
Current year provision	241	817	4,025
Current year sales and write-offs	(803)	(2,044)	(4,210)
Balance, end of year	$5,938	$6,500	$7,727

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2010 and 2009 is summarized as follows (dollars in thousands):

	Estimated Useful Lives	2010	2009
Land and land improvements	5-25	$434,574	$430,932
Racetracks and grandstands	5-45	685,747	680,343
Buildings and luxury suites	5-40	426,192	418,777
Machinery and equipment	3-20	43,552	42,579
Furniture and fixtures	5-20	31,359	31,129
Autos and trucks	3-10	11,074	10,645
Construction in progress		26,453	3,475
Total		1,658,951	1,617,880
Less accumulated depreciation		(489,670)	(438,825)
Net		$1,169,281	$1,179,055

Other Information – Depreciation expense amounted to $52,697,000 in 2010, $52,468,000 in 2009 and $47,763,000 in 2008. As of December 31, 2010, the Company has contractual obligations for 2011 capital expenditures of approximately $28.1 million for the renovation, modernization and expansion of KyS to annually host a new NASCAR Sprint Cup racing event, and leading-edge video and media technology equipment at CMS and NHMS.

Speedway Motorsports, Inc. Annual Report on Form 10-K
76

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The composition and accounting for intangible assets are further described in Note 2. As of December 31, 2010 and 2009, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	2010			2009			Estimated Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Nonamortizable race event sanctioning and renewal agreements	$394,913	–	$394,913	$394,913	–	$394,913	–
Amortizable race event sanctioning and renewal agreements	70	(11)	59	70	–	70	6
Total	$394,983	(11)	$394,972	$394,983	–	$394,983

Changes in the gross carrying value of other intangible assets and goodwill for 2010 and 2009 are as follows (in thousands):

	Other Intangible Assets		Goodwill
	2010	2009	2010	2009
Balance, beginning of year	$394,983	$398,233	$181,013	$185,788
Increase from acquisitions	–	70	6,313	–
Decrease from impairment charge	–	(3,320)	–	(4,775)
Balance, end of year	$394,983	$394,983	$187,326	$181,013

For 2010, the increase in goodwill from acquisitions reflects an obligation for additional purchase consideration associated with the Company’s 2008 purchase of KyS. The obligation was recorded upon satisfaction of the following triggering contingent conditions: (i) Kentucky state lawmakers passed legislation that provides tax incentives for certain qualifying capital projects that facilitate expansion and improvement of KyS facilities within the next few years, and (ii) the Company will conduct an annual NASCAR Sprint Cup racing event at KyS. Because a NASCAR Sprint Cup racing date was realigned from AMS to KyS beginning in 2011 as further discussed in Note 2, the obligation was recorded as an increase to goodwill (as opposed to other intangible assets if purchased). See Note 6 for additional information on the recorded purchase obligation. This goodwill is expected to be deductible for tax purposes.

For 2009, other intangible assets acquired consist of amortizable event sanctioning and renewal agreements for certain annual drag racing events to be held for six years commencing in 2010.

The 2009 decrease in other intangible assets and goodwill reflects an impairment charge associated with potentially unfavorable developments for certain promotional contracts and operations of TSI. The Company assessed possible impairment in the fourth quarter 2009, based on applicable authoritative guidance and methodology described in Note 2 “Goodwill and Other Intangible Assets”, and found that carrying values exceeded estimated fair values. This non-cash 2009 impairment charge amounted to $7,273,000 before income tax benefits of $2,866,000, and consisted of gross carrying values of $8,095,000 and accumulated amortization of $822,000. The inputs for measuring fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. The Company believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value as of December 31, 2010 and 2009. The charge and associated operations are included in the Company’s “all other” reporting segment (see Note 13).

Speedway Motorsports, Inc. Annual Report on Form 10-K
77

Amortization expense on other intangible assets amounted to $129,000 in each of 2008 and 2009, and was not significant in 2010. Estimated annual amortization expense for each of the next five years is not significant.

6. LONG-TERM DEBT

As further described in Note 15, the Company amended its Credit Facility, issued new senior notes and is redeeming all outstanding senior subordinated notes in the first quarter 2011. All amounts and descriptions of debt arrangements below, except for unaudited pro forma information, are based on terms and conditions in effect as of December 31, 2010 before debt amendment, issuance, or tender offers and redemption.

Long-term debt as previously scheduled at December 31, 2010, pro forma reflecting the first quarter financing transactions, and December 31, 2009 consists of (in thousands):

	December 31, 2010
	As Previously Scheduled	Pro forma (Unaudited)	December 31, 2009
Revolving credit facility	$20,000	$50,000	$70,000
Credit facility term loan	–	150,000	–
Senior notes	268,275	418,275	267,034
Senior subordinated notes	330,000	–	330,000
Other notes payable	10,422	10,422	5,328
Total	628,697	628,697	672,362
Less current maturities	(2,381)	(17,381)	(1,219)
Long-term debt, excluding current maturities	$626,316	$611,316	$671,143

Annual maturities of long-term debt as previously scheduled at December 31, 2010, and pro forma reflecting the first quarter 2011 financing transactions, are as follows (in thousands):

	As Previously Scheduled	Pro forma (Unaudited)
2011	$2,381	$17,381
2012	22,540	17,540
2013	332,709	17,709
2014	1,347	16,347
2015	1,445	141,445
Thereafter	268,275	418,275
Total	$628,697	$628,697

2009 Bank Credit Facility – Prior to amendment and restatement in first quarter 2011 as further discussed in Note 15, the 2009 Credit Facility: (i) provided for aggregate borrowings of up to $300,000,000, including separate sub-limits of $10,000,000 for borrowings under 15-day swing line loans and $75,000,000 for letters of credit; (ii) included an “accordion” feature that provided for additional borrowings of up to $150,000,000 subject to meeting specified conditions; (iii) matured in July 2012; (iv) allowed annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (v) limited annual capital expenditures to $80,000,000. The 2009 Credit Facility also allowed certain limited motorsports industry related transactions and other acquisitions consistent with its business, and permitted certain annual investments, contracts and contract assignment up to specified amounts for the Company’s oil and gas activities (see Note 14).

Speedway Motorsports, Inc. Annual Report on Form 10-K
78

The Company repaid borrowings of $50,000,000 in 2010, repaid borrowings of $48,953,000 and borrowed $30,000,000 for working capital purposes in 2009, and repaid borrowings of $48,438,000 and borrowed $300,000,000 to fund the purchase of NHMS in 2008. As further discussed below, proceeds from the 2009 Senior Notes offering were used to reduce outstanding Credit Facility borrowings by $261,047,000 in 2009. At December 31, 2010 and 2009, outstanding borrowings under the 2009 Credit Facility were $20,000,000 and $70,000,000, respectively. As of December 31, 2010, outstanding letters of credit amounted to $745,000.

Interest was based, at the Company’s option, upon LIBOR plus 2.50% to 3.75% or the greater of Bank of America’s prime rate, the Federal Funds rate plus 0.5% or the Eurodollar rate plus 1.0%, plus 1.5% to 2.75%. The 2009 Credit Facility also contained a commitment fee ranging from 0.35% to 0.60% of unused amounts available for borrowing. The margins applicable to LIBOR borrowings and the commitment fee were adjustable periodically based upon certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA).

The 2009 Credit Facility contained a number of affirmative and negative financial covenants, including requiring the Company to maintain certain ratios of funded debt to EBITDA, senior debt to EBITDA and earnings before interest and taxes (EBIT) to interest expense, and to maintain a minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, disposition of property, entering into new lines of business and incurring other debt. Indebtedness under the 2009 Credit Facility was guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries (the Guarantors), and was secured by a pledge of all capital stock and limited liability company interests of the Guarantors.

2010 Bank Credit Facility Amendment – In December 2010, the 2009 Credit Facility was amended which: (i) allowed the Company to refinance, prepay or repurchase its 6 3/4% Senior Subordinated Notes due 2013; (ii) provided that cash tender premiums paid for the repurchase of the Senior Subordinated Notes be added to consolidated net income when computing certain financial covenant ratios involving EBIT and EBITDA; (iii) allowed the Company to issue new senior or senior subordinated debt in an aggregate principal amount no less than $150,000,000 or more than $200,000,000, provided that net proceeds must be used solely to refinance, prepay or repurchase the Senior Subordinated Notes; (iv) changed certain restrictive and required financial covenants pertaining to maximum ratios of funded debt to EBITDA, minimum ratios of EBIT to interest expense and minimum ratios of senior debt to EBITDA to interest expense, as defined; and (v) reduced the aggregate amount of permitted unsecured indebtedness the Company can incur from $100,000,000 to $15,000,000.

2009 Senior Notes – In May 2009, the Company completed a private placement of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275,000,000. These 2009 Senior Notes were issued at 96.8% of par value and net proceeds, after commissions and fees, of approximately $261,047,000 were used to reduce outstanding borrowings under the Company’s Credit Facility described above. In October 2009, the Company offered to exchange these notes for substantially identical notes registered under the Securities Act, which closed in November 2009. Original debt issuance discount and deferred financing costs are being amortized over the associated seven-year note term. As of December 31, 2010 and 2009, the 2009 Senior Notes carrying value of $268,275,000 and $267,034,000 is reported net of unamortized issuance discount of $6,725,000 and $7,966,000, respectively.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
79

2012 with proceeds from certain equity offerings at a redemption premium. In the event of a change of control, the Company must offer to repurchase the 2009 Senior Notes at 101% of par value plus accrued and unpaid interest.

Senior Subordinated Notes – As further discussed in Note 15, the following notes are being redeemed through tender offering in the first quarter 2011. In 2003, the Company issued 6 3/4% Senior Subordinated Notes due 2013 in a principal amount of $230,000,000. In 2004, the Company completed a $100,000,000 private placement add-on offering to the $230,000,000 Senior Subordinated Notes issued in 2003 to fund the purchase of North Carolina Speedway. The add-on notes are identical to the Senior Subordinated Notes issued in 2003 with the same interest rate, maturity, covenants, limitations, and other terms and are governed by the same indenture (hereafter both issuances are referred to as the Senior Subordinated Notes). The Senior Subordinated Notes were scheduled to mature in 2013, were guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries, and interest payments were due semi-annually on June 1 and December 1. The Senior Subordinated Notes Indenture permitted dividend payments each year of up to $0.40 per share of common stock, increasable subject to meeting certain financial covenants.

The 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes contain certain other requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, transactions with affiliates, guarantees, asset sales, investments, distributions and redemptions. The 2009 Credit Facility agreement, 2009 Senior Notes Indenture and Senior Subordinated Notes Indenture contain cross-default provisions. The Company was in compliance with all applicable covenants under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes as of December 31, 2010.

Other Notes Payable – Long-term debt includes a non-interest bearing debt obligation associated with the Company’s December 2008 acquisition of Kentucky Speedway, payable in 60 monthly installments of $125,000 beginning in January 2009. As of December 31, 2010 and 2009, the obligation’s carrying value of $4,109,000 and $5,323,000, reflects a $391,000 and $677,000 discount, respectively, based on a 6% effective interest rate. As further described in Note 5, long-term debt also includes a non-interest bearing debt obligation for additional purchase consideration recorded in 2010 associated with the Company’s purchase of KyS. The obligation is payable in 60 monthly installments of $125,000 beginning in January 2011. As of December 31, 2010, the obligation’s carrying value of $6,313,000 reflects a $1,187,000 discount based on a 7% effective interest rate.

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

Interest Rate Swap – The Company at times may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. Changes in fair value and differentials paid or received in periodic settlements were reflected as an adjustment to interest expense and included in operating activities in the statement of cash flows. For early terminated swap agreements, net settlement payments at termination were deferred when received and amortized into income as a yield adjustment to interest expense over the underlying hedged debt term. The Company had one interest rate cash flow swap agreement that provided fixed interest rate features on certain variable rate term loan obligations, which expired upon maturity in March 2010. Prior to expiration, the Company paid a 3.87% fixed interest rate and received a variable interest rate based on LIBOR on decreasing principal notional amounts. The agreement provided for quarterly settlements and expired corresponding with the underlying hedged debt term. The cash flow swap agreement did not meet the conditions for hedge accounting under applicable authoritative guidance. At December 31, 2009, the Company had reflected a derivative liability for this swap of $42,000. Interest expense decreased $42,000 in 2010, $408,000 in 2009 and increased $450,000 in 2008 due to market value changes of the interest rate swap agreement. Interest expense reflects net settlement payments of $42,000 in 2010, $461,000 in 2009 and $98,000 in 2008.

Speedway Motorsports, Inc. Annual Report on Form 10-K
80

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2010	2009	2008
Gross interest costs	$53,223	$46,384	$41,265
Less capitalized interest costs	(710)	(438)	(1,484)
Interest expense	52,513	45,946	39,781
Interest income	(418)	(865)	(3,867)
Interest expense, net	$52,095	$45,081	$35,914
Weighted average interest rate on borrowings under bank Credit Facility	3.9%	2.4%	4.5%

7. CAPITAL STRUCTURE, PER SHARE DATA AND OTHER EQUITY INFORMATION

Preferred Stock – At December 31, 2010, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company’s Board of Directors. No preferred shares were issued or outstanding at December 31, 2010 or 2009.

Per Share Data – The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	2010	2009	2008
Income (loss) from continuing operations applicable to common stockholders and assumed conversions	$45,263	$(6,158)	$105,903
Weighted average common shares outstanding	41,927	42,657	43,410
Dilution effect of assumed conversions, common stock equivalents – stock awards	1	–	13
Weighted average common shares outstanding and assumed conversions	41,928	42,657	43,423
Basic earnings (loss) per share	$1.08	$(0.14)	$2.44
Diluted earnings (loss) per share	$1.08	$(0.14)	$2.44
Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	1,469	1,686	1,050

Declaration of Cash Dividends – The Company’s Board of Directors approved aggregate dividends on common stock in 2008 through 2010 as follows (in thousands except per share amounts):

	2010	2009	2008
Cash dividends paid	$16,774	$15,352	$14,748
Dividends per common share	$0.40	$0.36	$0.34

Quarterly dividends were declared in 2010 and 2009 and annual dividends were declared in 2008. All declaration, record and payment dates were in the same fiscal periods, and all dividends were funded from available cash and cash equivalents on hand. See Note 6 for annual limitations on dividend payments under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes. On February 16, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on March 15, 2011 to shareholders of record as of March 1, 2011. These 2011 quarterly cash dividends will be paid using available cash and cash investments.

Stock Repurchase Program – The Company’s Board of Directors has approved a stock repurchase program authorizing SMI to repurchase shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price,

Speedway Motorsports, Inc. Annual Report on Form 10-K
81

applicable limitations under the 2009 Credit Facility, 2009 Senior Notes and Senior Subordinated Notes (see Note 6), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using the Company’s available cash and cash equivalents and may be suspended or discontinued at any time. The Company’s Board of Directors has authorized SMI to repurchase up to a program aggregate of 4,000,000 shares of outstanding common stock. The Company repurchased 732,000, 887,000 and 526,000 shares of common stock for $11,264,000 in 2010, $12,628,000 in 2009 and $9,921,000 in 2008, respectively. As of December 31, 2010, the Company could repurchase up to an additional 623,000 shares under the current authorization.

8. INCOME TAXES

Components of the provision for income taxes are as follows (in thousands):

	2010	2009	2008
Current:
Federal	$3,704	$9,516	$51,833
State	(2,055)	885	6,814
	1,649	10,401	58,647
Deferred:
Federal	14,688	27,310	4,920
State	9,485	2,509	8,875
	24,173	29,819	13,795
Total	$25,822	$40,220	$72,442

The reconciliation of statutory federal and effective income tax rates is as follows:

	2010	2009	2008
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	4.3	(1.5)	5.7
Change in valuation allowances, primarily related to losses on equity investees	0.2	87.7	0.5
Change in income tax liabilities for settlements with taxing authorities	(2.5)	(3.7)	–
Other, net	(0.7)	0.6	(0.6)
Total	36.3%	118.1%	40.6%

Speedway Motorsports, Inc. Annual Report on Form 10-K
82

Tax effects of temporary differences resulting in deferred income taxes are as follows (in thousands):

	2010	2009
Deferred tax liabilities:
Property and equipment	$215,141	$196,531
Goodwill and other intangible assets	136,721	132,608
Expenses deducted for tax purposes and other	3,657	2,824
Subtotal	355,519	331,963
Deferred tax assets:
Income previously recognized for tax purposes	(15,198)	(15,775)
Stock option and other deferred compensation expense	(3,858)	(3,494)
PSL and other deferred income recognized for tax purposes	(2,543)	(2,989)
State and federal net operating loss carryforwards	(2,617)	(2,718)
Basis difference for equity investment and subsidiary	(63,291)	(62,857)
Subtotal	(87,507)	(87,833)
Less: Valuation allowance	65,644	65,133
Net deferred tax assets	(21,863)	(22,700)
Total net deferred tax liabilities	333,656	309,263
Net current deferred tax assets	291	459
Net current deferred tax liabilities	–	–
Net non-current deferred tax liabilities	$333,947	$309,722

At December 31, 2010, the Company has approximately $717,000 of federal net operating loss carryforwards expiring in 2021 through 2027, and $42,208,000 of state net operating loss carryforwards expiring in 2011 through 2028. At December 31, 2010 and 2009, valuation allowances of $65,644,000 and $65,133,000 have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not for certain deferred tax assets and state net operating loss carryforwards. The 2009 change in valuation allowance is primarily attributable to a difference in financial and income tax reporting bases created by current period MA losses.

Effective Tax Rate Comparison for 2008 through 2010 – The Company’s effective income tax rate for 2010 was 36.3%, for 2009 was 118.1%, and for 2008 was 40.6%. This lower 2010 effective income tax rate reflects the positive impact of decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities. The higher 2009 effective income tax rate reflects increases in valuation allowances of $31,314,000 against deferred tax assets associated with equity investee losses because management determined that ultimate realization is not more likely than not. The 2009 tax rate was positively impacted by decreases in income tax liabilities related to settlements with taxing authorities. Without the valuation allowances, the Company’s effective tax rate for 2009 would have been 30.4%. The 2008 rate reflects higher state income tax rates associated with accounting for the future income tax effect of temporary differences between financial and income taxes bases of assets and liabilities associated with NHMS.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $2,879,000 and $5,081,000 as of December 31, 2010 and 2009, respectively, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Interest and penalties recognized on uncertain tax positions amounted to $261,000 in 2010, $429,000 in 2009 and $684,000 in 2008. As of December 30, 2010 and 2009, the Company had $2,324,000 and $3,925,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of December 31, 2010, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2006 through 2010 by the North Carolina and Georgia Departments of Revenue and the California Franchise Tax Board, and 2007 through 2010 by all other taxing jurisdictions to which the Company is subject.

Speedway Motorsports, Inc. Annual Report on Form 10-K
83

A reconciliation of the change in the total unrecognized tax benefits and other information for the three years ended December 31, 2010 is as follows (in thousands):

	2010	2009	2008
Beginning of period	$5,081	$7,572	$7,159
Increases for tax positions of current year	–	–	–
Increases for tax positions of prior years	131	–	820
Decreases for tax positions of prior years	–	–	–
Reductions for lapse of applicable statute of limitations	–	(507)	(407)
Reductions for settlements with taxing authorities	(2,333)	(1,984)	–
End of period	$2,879	$5,081	$7,572

9. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at December 31, 2010 and 2009 include $4,412,000 and $4,754,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not anticipate or require repayment before December 31, 2011, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2009 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $342,000 in 2010, $330,000 in 2009 and $247,000 in 2008. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Amounts payable to affiliate at December 31, 2010 and 2009 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because payment is not required before December 31, 2011.

US Legend Cars, SMI Properties and Oil-Chem each lease office and warehouse facilities from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for US Legend Cars approximated $245,000 in 2010, $246,000 in 2009 and $243,000 in 2008. Rent expense for SMI Properties approximated $243,000 in 2010, $242,000 in 2009 and $241,000 in 2008. Rent expense for Oil-Chem in each of 2010, 2009 and 2008 approximated $96,000. At December 31, 2010 and 2009, amounts owed to Chartown were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of approximately $279,000 in 2010, $113,000 in 2009 and $247,000 in 2008. There were no vehicles sold to SAI in 2010, 2009 or 2008. Amounts due to and from SAI at December 31, 2010 and 2009 were not significant.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $1,391,000 in 2010, $1,491,000 in 2009 and $1,653,000 in 2008. At December 31, 2010 and 2009, approximately $114,000 and $123,000 was due from SAI and is reflected in current assets.

At December 31, 2009, current liabilities included $153,000 owed to SAI in connection with project management services provided by SAI employees in connection with supervising and managing construction and renovation projects at various SMI speedways prior to 2006. There were no such liabilities at December 31, 2010.

Speedway Motorsports, Inc. Annual Report on Form 10-K
84

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. Merchandise purchases approximated $1,258,000 in 2010, $5,642,000 in 2009 and $14,939,000 in 2008, and merchandise sales and event related commissions approximated $3,807,000 in 2010, $4,788,000 in 2009 and $4,869,000 in 2008. At December 31, 2010, net amounts due from MA approximated $157,000. At December 31, 2009, net amounts owed to MA approximated $1,047,000. Amounts due to or from MA are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of December 31, 2010 and 2009, and transactions for the three years ended December 31, 2010 are summarized below (in thousands):

		December 31,
		2010	2009
Notes and other receivables		$4,736	$4,877
Amounts payable to affiliates		2,673	3,794

	2010	2009	2008
Merchandise and vehicle purchases	$1,537	$5,755	$15,186
Merchandise and vehicle sales, event related commissions, and reimbursed shared expenses	6,226	6,663	6,902
Rent expense	584	584	580
Interest income	141	157	340
Interest expense	103	103	118

10. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu (Dr. Ndiomu), BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation). SAG, SA, Swift Aviation and Swift Transportation are collectively referred to as the “Swift Defendants”. SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 7, 2008, the Swift Defendants filed an answer to the Amended Complaint denying all material allegations. The Swift Defendants subsequently filed an amended answer on August 27, 2008 and asserted cross-claims against Bronwen, Bronwen UK, BNP France and Dr. Ndiomu for breach of fiduciary duty, misrepresentation, breach of duty of good faith and fair dealing, fraud and conversion. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that

Speedway Motorsports, Inc. Annual Report on Form 10-K
85

SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. The Record on Appeal was delivered to the North Carolina Court of Appeals on April 27, 2009. BNP France filed its brief on appeal on June 18, 2009. SMIL filed its brief on appeal on July 29, 2009. Oral arguments were conducted on October 28, 2009. On February 15, 2011, the North Carolina Court of Appeals filed its opinion affirming the trial court’s ruling denying BNP France’s motion to dismiss. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse, which motion was denied by the trial court on July 14, 2009. On August 4, 2009, Swift Transportation and Swift Aviation filed motions for judgment on the pleadings. On August 11, 2009, BNP Suisse served notice it was appealing the trial court’s ruling. The Record on Appeal was delivered to the North Carolina Court of Appeals on November 23, 2009. BNP Suisse filed its brief on appeal on December 23, 2009. SMIL filed its brief on appeal on January 25, 2010. Oral argument was set for April 14, 2010, but on April 8, 2010, the North Carolina Court of Appeals ruled that it would decide the appeal without oral argument. On February 15, 2011 the North Carolina Court of Appeals filed its opinion which reversed the trial court and holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. SMIL is reviewing this decision and considering its options. On August 4, 2009, Swift Transportation and Swift Aviation filed motions for judgment on the pleadings. The trial court denied those motions on December 2, 2009. Mediation in this matter was held on April 27, 2010, and did not result in a resolution of the matter. On April 29, 2010, the Court stayed most discovery and deadlines pending rulings on the BNP France and BNP Suisse appeals. On April 30, 2010, Swift Transportation and Swift Aviation filed motions to amend their respective answers. Swift Transportation sought to amend its answer to assert that venue was improper on SMIL’s equitable subrogation claim, and to add a defense of offset. Swift Aviation sought to add the same defenses, and additionally sought to assert counterclaims against SMIL, Oasis Trading Group, LLC and Laymon Harrison. As to SMIL, Swift Aviation sought to assert a counterclaim that SMIL aided and abetted Laymon Harrison to breach an alleged fiduciary duty to Swift Aviation and that SMIL engaged in unfair and deceptive trade practices. On June 21, 2010, the Court denied the motions except to allow the defense of offset to be added. SMIL continues to pursue discovery in this matter. On December 15, 2010, SMIL reached a negotiated settlement with the Swift Defendants, as a result of which SMIL dismissed its claims against the Swift Defendants on December 29, 2010. The settlement did not have a material impact on the Company’s financial position, results of operations or cash flows. This lawsuit continues against the other defendants.

On May 9, 2008, Stephen Courey, Holand Leasing (1995) Ltd, and TAF Majestic Holdings S.A. (collectively, the Courey Plaintiffs) filed a personal injury lawsuit against Jim Russell Racing School (Russell), a former Company subsidiary, Tom Dyer (Mr. Dyer), a Russell instructor, and Emotive Experiential Performance, Inc. (Emotive), in the Superior Court of California, County of Sonoma. The Courey Plaintiffs allege that they have suffered personal injuries and property damage from an incident at IR on May 12, 2006. They allege negligence against Mr. Dyer and vicarious liability against Russell and Emotive. IR sold 100% of the stock of Russell to Emotive on December 10, 2006, eight months after the incident that allegedly caused Mr. Courey’s injuries. On April 27, 2009, IR received an indemnity demand from Emotive, Jim Russell Group, Inc. and Mr. Dyer seeking to have IR indemnify Russell, Emotive and Mr. Dyer with respect to the lawsuit filed by the Courey Plaintiffs. IR accepted Emotive’s indemnity tender in July 2009. The insurance company for Grand American Road Racing Association accepted the defense and indemnity of this matter on behalf of Mr. Dyer and Russell. IR continued to defend and indemnify Emotive until October 15, 2010, when the Courey Plaintiffs dismissed Emotive without prejudice. The trial for this matter, originally scheduled for December 3, 2010, is now set to commence on March 25, 2011.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
86

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

Under the 2004 Plan, 2,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (i) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (ii) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (iii) in the case of restricted stock or restricted stock unit awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. At December 31, 2010, approximately 1,510,000 shares are available for future grant. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate in February 2014, ten years from adoption.

The amendment and restatement of the 2004 Plan was adopted by the Board of Directors on February 10, 2009, and approved by stockholders at the 2009 Annual Meeting. The material amendments incorporated in the 2004 Plan include (a) provisions to allow the grant of restricted stock units; (b) eliminating the 1,000,000 share limit on the number of shares of common stock available under the 2004 Plan with respect to awards other than stock options; (c) changes to the provisions for performance-based awards consistent with similar provisions under the Company’s Incentive Compensation Plan, including additions to the permissible performance goals that can be used and how the goals can be designed; and (d) provisions in connection with Section 409A of the Code. Restricted stock units are non-voting units of measurement that represent the contingent right to receive shares of common stock or the value of shares of common stock in the future, but no shares are actually awarded to recipients on the grant date. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
87

In 2008 through 2010, the exercise price of all stock options granted under the 2004 Plan was the fair or trading value of the Company’s common stock at grant date. To date, stock options expire ten years from grant date and vest immediately or in equal installments over three years and restricted stock and restricted stock units vest three years from grant date or in equal installments over three years. As provided in the 2004 Plan, awards of restricted stock or restricted stock units generally remain subject to forfeiture and restrictions on transferability until vested. In 2010, the Compensation Committee of the Company’s Board of Directors approved a grant of 35,000 shares of restricted stock under the Company’s performance-based Incentive Compensation Plan to the Company’s Vice Chairman and Chief Financial Officer, and 35,000 restricted stock units to the Company’s President and Chief Operating Officer, both to be settled in shares of common stock and subject to reaching certain defined full year 2010 earnings targets. The shares and units vest in equal installments over three years from the date of grant. The Company also granted to non-executive management employees 60,300 shares of restricted stock that vest in equal installments over three years from the date of grant. Also in 2010, the Company repurchased 11,000 shares of common stock from non-executive management employees for $165,000 related to settlement of income taxes on 36,500 shares of restricted stock granted in 2007 that vested under this plan. Cash flows associated with “cash-less” exercises are reflected as financing activities in the statement of cash flows.

In 2009, the Compensation Committee approved a grant of 20,000 shares of restricted stock to the Company’s Vice Chairman and Chief Financial Officer, and 20,000 restricted stock units to the Company’s President and Chief Operating Officer under the Incentive Compensation Plan, both to be settled in shares of common stock and subject to reaching certain defined full year 2009 earnings targets. The grant of restricted stock units became effective in April 2009 upon stockholder approval of the amendment and restatement of the 2004 Plan. The shares and units vest three years from grant date. The performance period for these restricted stock and restricted stock unit grants ended during the first quarter 2010 resulting in the forfeiture of 7,680 shares by each recipient. Also in 2009, the Company repurchased 10,200 shares of common stock from non-executive management employees for $164,000 related to settlement of income taxes on 31,800 shares of restricted stock granted in 2006 that vested under this plan. The Company also granted to non-executive management employees 40,000 stock options at an exercise price per share of $14.58 that vest after three years, and 197,500 stock options at an exercise price per share of $15.83 that vest equally over three years. Exercise prices for these stock options equaled market value at date of grant.

In 2008, the Company approved a grant of 7,000 shares of restricted stock under the Incentive Compensation Plan to be settled in shares of common stock and subject to reaching certain defined full year 2008 earnings targets, to each of three executive officers. The performance period for these restricted stock grants ended during the first quarter 2009 resulting in the forfeiture of 392 shares by each recipient. The shares vest three years from grant date.

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

Under the 2008 Formula Plan, 100,000 shares of SMI’s common stock are reserved for issuance and awards will be in the form of restricted stock. On the first business day following each annual meeting, beginning with the Company’s 2008 Annual Meeting, each non-employee director who is then a member of the Board shall receive a grant of restricted stock consisting of the number of shares equaling $60,000 divided by the average closing sale price for the twenty days immediately preceding the grant date,

Speedway Motorsports, Inc. Annual Report on Form 10-K
88

rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. On April 21, 2010, the Company awarded 3,780 shares of restricted stock to each of the Company’s four outside directors in accordance with plan provisions. On April 22, 2009, the Company awarded 4,792 shares of restricted stock to each of the Company’s four outside directors which vested on April 19, 2010 in accordance with plan provisions. Additionally, a total of 9,524 shares granted to outside directors on April 24, 2008 vested on April 20, 2009 (2,381 shares for each current outside director) in accordance with plan provisions.

Formula Stock Option Plan for Directors – The Formula Stock Option Plan, which was for the benefit of the Company’s outside directors, was suspended in December 2007 and terminated in February 2008, and a new plan, as described above, was approved by stockholders at the 2008 Annual Meeting. Prior to plan suspension and termination, before February 1 each year, individual outside directors were awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the average fair market value per share for the ten-day period prior to award. Termination of the Formula Stock Option Plan did not adversely affect rights under any outstanding stock options previously granted. All options granted under this plan generally vested in six months, and expired ten years, from grant date.

Employee Stock Purchase Plan – The SMI Employee Stock Purchase Plan (the ESPP) is intended to provide employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At December 31, 2010, approximately 439,000 shares are available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether eligible employees electing to participate will be granted the right to purchase shares of common stock for the upcoming calendar year and, if granted, the number of shares available for purchase under each option. All employee grants are for the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in each calendar year, nor can an employee purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Grants may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for calendar years 2010, 2009 or 2008.

Share-Based Payment – The Company follows applicable authoritative guidance which generally requires recognizing compensation cost for the estimated grant-date fair value of stock options and other equity-based compensation over the requisite service period, and applies to all awards granted, modified, vesting, repurchased or cancelled after January 1, 2006. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted. The Company generally records stock-based compensation cost either on the accelerated method using a graded vesting schedule or the straight line method over the requisite service period depending on the vesting schedule of the awards. All stock options granted under the 1994 Plan and the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date, and under the Formula Stock Option Plan for Directors have an exercise price equal to the average fair market value per share for the ten-day period prior to award.

Share-based compensation cost totaled $1,979,000 in 2010, $1,585,000 in 2009 and $1,539,000 in 2008, before income taxes of $718,000, $482,000 and $617,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at December 31, 2010 or 2009. There were no significant changes in the characteristics of stock options or restricted stock granted during 2008 through 2010 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. The fair value of stock option grants is estimated on grant date using the Black-Scholes option-pricing model based on the following factors and assumptions. Expected volatility is based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises, forfeitures and employee terminations within the pricing model. Employee groups have similar historical exercise experience and are combined for valuation purposes. The expected term of granted options is estimated based on historical exercise experience and represents the time period that granted options are expected to be outstanding. Risk-free interest rates for periods within the expected life of options are based on the US Treasury yield curve in effect at the time of grant. The Company believes the pricing model and approach utilized to develop the underlying assumptions are appropriate for estimating the fair values of share-based awards. These fair value and other estimates are not intended to predict future events or value ultimately realizable by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of original estimates.

Speedway Motorsports, Inc. Annual Report on Form 10-K
89

Various stock option information regarding the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for 2008 through 2010 is summarized as follows (shares in thousands):

	2010	2009	2008
Options granted	–	238	–
Weighted average grant-date fair values	–	$4.49	–
Total intrinsic value of options exercised	–	–	$233,000
Weighted average expected volatility	–	36.8%	–
Weighted average risk-free interest rates	–	2.2%	–
Weighted average expected lives (in years)	–	5.2	–
Weighted average dividend yield	–	2.3%	–

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
Activity	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2008	1,029	$18.85-41.13	$30.95	440	$35.68-39.22	$37.71	350	$22.31-38.45	$30.75
Granted	–	–	–	–	–	–	–	–	–
Cancelled	(43)	22.38-41.13	32.17	(14)	37.00-38.97	37.54	–	–	–
Exercised	(34)	18.85-29.64	21.93	–	–	–	–	–	–
Outstanding, December 31, 2008	952	18.85-41.13	31.21	426	35.68-39.22	37.72	350	22.31-38.45	30.75
Granted	–	–	–	238	14.58-15.83	15.62	–	–	–
Cancelled	(350)	26.36-41.13	34.71	(16)	37.00-38.97	37.25	–	–	–
Exercised	–	–	–	–	–	–	–	–	–
Outstanding, December 31, 2009	602	18.85-37.00	29.18	648	14.58-39.22	29.62	350	22.31-38.45	30.75
Granted	–	–	–	–	–	–	–	–	–
Cancelled	(89)	18.85-33.81	27.17	(14)	15.83-38.97	22.96	(100)	25.28-38.45	30.02
Exercised	–	–	–	–	–	–	–	–	–
Outstanding, December 31, 2010	513	$18.85-37.00	$29.53	634	$14.58-39.22	$29.76	250	$22.31-38.45	$31.04

Speedway Motorsports, Inc. Annual Report on Form 10-K
90

Options outstanding and exercisable for the 1994 Plan, 2004 Plan and Formula Stock Option Plan combined as of December 31, 2010 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number Outstanding	Exercise Price	Remaining Contractual Life-In Years	Number Exercisable	Exercise Price	Remaining Contractual Life-In Years
$14.58-$15.83	229	$15.61	8.8	63	$15.83	8.9
18.85-22.31	112	20.09	0.5	112	20.09	0.5
25.28-26.36	182	26.13	1.8	182	26.13	1.8
28.77-31.05	199	29.58	3.0	199	29.58	3.0
34.97-37.00	438	36.77	4.1	438	36.77	4.1
38.18-39.22	237	38.80	5.3	237	38.80	5.3
$14.58-$39.22	1,397	$32.46	5.7	1,231	$31.07	4.0

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
		Weighted Average			Weighted Average			Weighted Average
	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs
December 31,2008	952	$31.21	3.0	394	$37.65	6.4	350	$30.75	4.7
December 31, 2009	602	29.18	3.3	407	37.73	5.5	350	30.75	3.7
December 31, 2010	513	29.53	2.7	468	34.80	5.1	250	31.04	3.1

The following is a summary of vested and non-vested option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan during the year ended December 31, 2010 (shares and aggregate intrinsic value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Vested and Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	602	$29.18	3.3	–	648	$29.62	7.1	$475	350	$30.75	3.7	–
Granted	–	–	–	–	–	–	–	–	–	–	–	–
Expired, forfeited or cancelled	(89)	27.17	–	–	(14)	22.96	–	–	(100)	30.02	–	–
Exercised	–	–	–	–	–	–	–	–	–	–	–	–
Outstanding, December 31, 2010	513	$29.53	2.7	–	634	$29.76	6.1	$30	250	$31.04	3.1	–
Exercisable, December 31, 2010	513	$29.53	2.7	–	468	$34.80	5.1	–	250	$31.04	3.1	–
Expected to vest, December 31, 2010	–	–	–	–	160	$15.52	8.7	$30	–	–	–	–

Speedway Motorsports, Inc. Annual Report on Form 10-K
91

As of December 31, 2010, there was approximately $381,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 0.9 year, and none related to the 1994 Plan or the Formula Stock Option Plan. Outstanding and exercisable stock options with no intrinsic value as of December 31, 2010 are excluded from the aggregate intrinsic values presented above. In 2010, 2009 and 2008, options to purchase 66,000, 29,000 and 46,000 shares of common stock vested under the 2004 Plan. All stock options granted under the 1994 Plan and the Formula Stock Option Plan fully vested prior to December 31, 2007. The following is a summary of non-vested option activity regarding the 2004 Plan during the year ended December 31, 2010 (shares in thousands):

	2004 Stock Incentive Plan
Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant-date Fair Value Per Share
January 1, 2010	241	$15.95	9.8	$4.54
Granted	–	–	–	–
Vested	(66)	17.01	8.9	4.80
Forfeited	(9)	15.83	9.2	4.61
December 31, 2010	166	$15.53	8.7	$4.43

The following is a summary of non-vested restricted stock and restricted stock unit activity regarding the 2004 Plan and 2008 Formula Plan for the three years ended December 31, 2010 (shares and aggregate intrinsic value in thousands):

	2004 Stock Incentive Plan				2008 Formula Restricted Stock Plan
Non-vested Restricted Stock and Restricted Stock Units	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	73	$35.59	2.5	$2,269	–	–	–	–
Granted	64	17.29	3.0	–	12	$24.95	1.0	–
Vested	–	–	–	–	–	–	–	–
Forfeited	(1)	35.77	1.8	–	–	–	–	–
Outstanding, December 31, 2008	136	26.92	2.0	2,185	12	24.95	0.3	$192
Granted	40	11.62	3.0	–	19	14.05	1.0	–
Vested	(32)	39.13	–	–	(10)	24.95	–	–
Forfeited	(2)	30.95	1.3	–	(2)	24.95	0.2	–
Outstanding, December 31, 2009	142	19.79	1.6	2,494	19	14.05	0.3	338
Granted	130	15.40	3.0	–	15	16.86	1.0	–
Vested	(36)	32.58	–	–	(19)	14.05	–	–
Forfeited	(20)	14.03	1.8	–	–	–	–	–
Outstanding, December 31, 2010	216	$15.50	1.3	$3,306	15	$16.86	0.3	$232

In 2010, the fair value of restricted stock that vested under the 2004 Plan and 2008 Formula Plan totaled $552,000 and $308,000. In 2009, the fair value of restricted stock that vested under the 2004 Plan and 2008 Formula Plan totaled $511,000 and $126,000. No restricted stock vested under either plan in 2008. As of December 31, 2010, there was approximately $1,673,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.9 year.

Speedway Motorsports, Inc. Annual Report on Form 10-K
92

12. EMPLOYEE BENEFIT PLANS

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to Company employees who meet certain eligibility requirements. The Plan allows participants to elect contributions of up to 75% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants become fully vested in Company matching contributions over six years. The Company’s contributions for the Plan were $309,000 in 2010, $314,000 in 2009 and $317,000 in 2008.

The Speedway Motorsports, Inc. Deferred Compensation Plan is available to all Company employees who meet eligibility requirements. This plan allows participants to elect to defer up to 75% of their base salary and 100% of their annual bonus and other cash compensation, if any, as permitted by the Plan Administrator. The Company may make discretionary contributions for any one or all eligible employees which, if any, shall be 100% vested following three years of service once first eligible to participate in this plan. There were no Company contributions in 2008 through 2010.

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

The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of TSI non-event motorsports and non-motorsports merchandising, US Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, and office rentals at certain Company speedways. As further described in Note 14, oil and gas activities, which include operations and assets located in foreign countries, are being accounted for as discontinued operations. All segment information below pertains to continuing operations, and excludes oil and gas discontinued operations, from all periods presented.

Of the Company’s total revenues, approximately 84% in 2010, 84% in 2009 and 83% in 2008 were derived from NASCAR-sanctioned events. Of the Company’s total revenues, approximately 36% or $178,722,000 for 2010, 32% or $173,803,000 for 2009, and 28% or $168,159,000 for 2008, pertain to NASCAR broadcasting rights fees for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways.

Speedway Motorsports, Inc. Annual Report on Form 10-K
93

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, taxes and other expense (income) and specified unusual non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. The following segment information on continuing operations is for the three years ended December 31, 2010, and as of December 31, 2010 and 2009 (in thousands):

	2010			2009			2008
	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total
Revenues	$485,126	$17,117	$502,243	$526,794	$23,728	$550,522	$578,001	$32,992	$610,993
Depreciation and amortization	52,476	286	52,762	52,186	468	52,654	47,529	617	48,146
Equity investee (losses) earnings	–	–	–	(76,657)	–	(76,657)	1,572	–	1,572
Impairment of intangible assets	–	–	–	–	7,273	7,273	–	–	–
Operating income (loss)	120,802	–	120,802	161,933	1,477	163,410	212,303	(693)	211,610
Capital expenditures	37,136	82	37,218	42,439	112	42,551	74,823	181	75,004

	December 31, 2010			December 31, 2009
Other intangibles	$394,972	–	$394,972	$394,983	–	$394,983
Goodwill	187,326	–	187,326	181,013	–	181,013
Total assets	1,926,124	$25,400	1,951,524	1,941,441	$27,580	1,969,021

The following table reconciles segment operating income above to consolidated income before income taxes (both from continuing operations) for the three years ended December 31, 2010 (in thousands):

	2010	2009	2008
Total segment operating income from continuing operations	$120,802	$163,410	$211,610
Adjusted for:
Interest expense, net	(52,095)	(45,081)	(35,914)
Equity investee (losses) earnings (Note 2)	–	(76,657)	1,572
Impairment of intangible assets (Note 5)	–	(7,273)	–
Other (expense) income, net	2,378	(337)	1,077
Consolidated income from continuing operations before income taxes	$71,085	$34,062	$178,345

Speedway Motorsports, Inc. Annual Report on Form 10-K
94

14. DISCONTINUED OIL AND GAS OPERATIONS

In the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries, particularly Russia. These oil and gas operations have involved business, credit and other risks different from the Company’s motorsports operations, and the ability to invest and compete successfully and profitably has been subject to many factors outside management’s control. Many of the operating risks and challenges have involved difficult or restrictive governmental situations when attempting to conduct business, access or transfer assets or funds, or facilitate production and similar activities in Russia and other foreign countries. The net assets and operating results for these oil and gas activities are presented as discontinued operations in these consolidated financial statements for all periods using applicable authoritative guidance for discontinued operations and assets held for sale. Management believes these operations and assets meet the “held for sale” criteria under such guidance. Also, management believes these oil and gas activities continue to meet the criteria for “discontinued operations” because the Company plans to have no significant continuing involvement or retention of ownership interests after disposal.

Prior to discontinuing operations, the Company was engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products and associated commodity transactions. The Company conducted these business activities primarily in Russia, Central America, North America, South America and the United Kingdom. Oasis Trading Group LLC (Oasis), a United States company, provided the Company strategic, management and operational capabilities in connection with these activities. The Company provided financing and access to financial markets for such activities. The Company and Oasis have generally shared equally the profits and losses on all transactions and activities. At times, the Company guaranteed obligations of certain third parties to facilitate the purchase of bulk petroleum products in exchange for part of the anticipated profits that may be derived by those third parties on such transactions. These activities hereafter are collectively associated with or referred to as “oil and gas activities”, “oil and gas business”, or “bulk petroleum transactions”.

As further described below, these investments were reflected as fully impaired as of December 31, 2008. Notwithstanding the 2008 impairment charge discussed below, no gain or loss on disposal has been reflected in any of the three years ended December 31, 2010. Remaining estimated costs to sell or dispose, if any, have not yet been determined. There were no significant revenues generated from oil and gas activities in 2008 through 2010. In 2010 and 2009, the Company incurred costs primarily for legal and management fees associated with efforts to maximize and preserve remaining realizable value, if any, of its foreign investment interests and other oil and gas activities. The Company incurred legal fees and other transaction costs associated with the sale of 100% interest in one of its oilfields in 2010 as discussed further below. No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation for any period presented. Loss from discontinued operation is reported net of income tax benefits of $1,690,000 for 2008, and there was no income tax benefit for the years ended 2009 and 2010. At December 31, 2010, current assets represent a receivable related to a favorable settlement received in January 2011 (see Note 10). At December 31, 2009, current assets represent prepaid expenses and expected net realizable value of certain receivables, and current liabilities represent accrued maintenance and management fees. These costs, fees, assets and liabilities are associated with and reflected in the discontinued oil and gas operations. At December 31, 2010, the Company had no outstanding standby letters of credit associated with oil and gas activities and no bulk petroleum product inventory.

Consolidated Foreign Investments and Uncertain Recovery – Speedway Motorsports International Limited, a wholly-owned subsidiary of Oil-Chem, had conducted oil and gas exploration and production activities since 2006. SMIL presently owns an interest in one foreign entity owning certain oil and gas mineral rights in Russia. In 2010, SMIL sold its interest in another foreign entity to a third party owned by a former contracted service provider. Sales consideration was based on the Company’s right to receive a specified portion of future profits (as defined), and the Company will receive a specified percentage of any gross sales price or prior year profits (as defined) should the interest be resold to another third party. These investments were reflected as fully impaired as of December 31, 2008 and through December 31, 2010. In 2010, SMIL’s management contracts with service providers for the oilfields were terminated, and the Company was fully released from all known or unknown liabilities, with $1.3 million paid to these providers as consideration for release pursuant to the contracts. No gain or loss from this sale has been reflected because the Company has no remaining investment or liabilities. Also, because of uncertainty regarding recoverability, future gains, if any, would be recognized only if proceeds are received by the Company. At this time, the Company anticipates sale or transfer of the remaining foreign interest in 2011.

Speedway Motorsports, Inc. Annual Report on Form 10-K
95

Prior to discontinuing operations, capitalized expenditures for oil and gas exploration and production activities amounted to $6,828,000 in 2008. There were no capitalized expenditures in 2009 or 2010. Before 2008 reclassification for discontinuing operations and impairment charges, amounts invested and capitalized in these entities aggregated $22,053,000, consisting principally of capitalized costs for oil and gas mineral rights, road construction, and exploration and drilling predominately with unproven reserves and, to a lesser extent, proven reserves accounted for under the full cost accounting method. With respect to these investments, the Russian Ruble currency denomination was used in performing the Company’s full cost ceiling test, which included future revenue projections. In the fourth quarter 2008, the Ruble weakened against the US Dollar and crude oil prices declined raising significant uncertainties about the economic viability and ultimate recovery of these investments. For unproven reserves, the results of exploratory wells and related stratigraphic tests had neither confirmed nor denied that reserves exist. Also, the Company continued to encounter ongoing challenges and business risks in conducting these activities in foreign countries. Additional significant capital investments could be required for extraction and production from proven reserves, and for properties under development or unevaluated until reserves are “proven” or not, which may or may not be profitable or increase the likelihood of recovery. Without significant additional capital expenditures, as of December 31, 2008, investment carrying values were found to exceed estimated fair values. Carrying values were previously determined using the valuation methods described above. As such, a loss of $22,053,000, with no tax effect, for impairment of these investments is reflected in the 2008 loss from discontinued operation.

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

Uncertain Recovery of Receivables – As of December 31, 2010, all receivables associated with oil and gas activities are fully reserved except for the favorable settlement described in Note 10 received by the Company in January 2011, and reflected in current assets of discontinued operations. In 2009, the Company recovered through favorable settlements amounts which reduced net receivables to $0. Certain recovered amounts were previously reserved and are reflected in loss on discontinued operation for the respective years. As of December 31, 2010 and 2009, uncertainty exists as to the recovery of $12,000,000 drawn by a bank under a Company guarantee for obligations owed by certain third parties for petroleum product purchases utilizing their bank line of credit. The bank claimed and took possession of funds for payment under the guarantee for non-payment by the third parties, notwithstanding the Company’s belief that payment was not required nor rightfully drawn upon by the bank. The Company believes it has lawful recourse against the third parties and the bank, and is seeking recovery of the funds. However, uncertainty exists as to ultimate recovery of the amount due, which is reflected in accounts receivable, and has been fully reserved as of December 31, 2010 and 2009.

At December 31, 2010 and 2009, uncertainty exists as to the full realization of receivables due from one foreign entity and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from this foreign entity because of problems with respect to access to funds, creditworthiness and certain other factors outside of management’s control when conducting operations in foreign countries. Management is currently pursuing available recovery alternatives. Under its profit and loss sharing arrangement with Oasis, the Company recorded receivables from Oasis for that entity’s reimbursable share of loss associated primarily with recoverability and impairment charges and costs incurred by the Company before and after discontinuing operations. The Company recorded receivables of approximately $954,000 in 2010, $ 4,107,000 in 2009 and $14,689,000 in 2008, and as of December 31, 2010 and 2009, amounts recorded as due from Oasis totaled approximately $29,059,000 and $28,105,000. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability and recovery from future oil and gas entities no longer Company owned as described above or from legal proceedings. As such, uncertainty exists regarding recoverability and the Company has recorded allowances to fully reserve these possibly uncollectible amounts as of December 31, 2010 and 2009, which are reflected as a component of loss from discontinued operation.

As of December 31, 2010 and 2009, the Company has recorded allowances for possible uncollectible amounts aggregating approximately $52,459,000 and $51,505,000 for these oil and gas activities based on estimated ultimate realization after possible

Speedway Motorsports, Inc. Annual Report on Form 10-K
96

recovery, settlement and other costs and insurance. Recovery allowances, which are included in loss on discontinued operation, amounted to approximately $954,000 in 2010, $4,107,000 in 2009 and $15,575,000 in 2008. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. Such changes, if significantly negative or unfavorable, could have a material adverse impact on the outcome of management’s realization assessment and the Company’s future financial condition or results of operations. See Note 10 for information on legal proceedings associated with oil and gas activities.

15. AMENDMENT OF BANK CREDIT FACILITY, ISSUANCE OF NEW SENIOR NOTES, AND REDEMPTION OF SENIOR SUBORDINATED NOTES IN 2011

See Note 6 for information on the Company’s Credit Facility prior to amendment and restatement, and Senior Subordinated Notes prior to early redemption.

Amendment of Bank Credit Facility – In January 2011, the Company’s Credit Facility was amended and restated (the 2011 Credit Facility) which: (i) provides for a four-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a four-year $150,000,000 senior secured term loan (the Term Loan), borrowable up to September 30, 2011 so long as financial covenant compliance is maintained after giving effect to Term Loan borrowings; (iii) matures in January 2015; (iv) allows the Company to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $50,000,000 with certain lender commitment conditions; (v) provides that Credit Facility borrowings must be used solely for refinancing existing indebtedness, working capital and other general corporate needs, capital expenditures and permitted investments; (vi) allows the acquisition of additional motor speedways and related businesses provided that until the Senior Subordinated Notes are paid or redeemed in full (as further described below), all Term Loan proceeds must be used to pay or redeem such notes, subject to specified limitations; (vii) permits other investments not specifically referenced of up to $5,000,000 each year with unrestricted subsidiaries; (viii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (ix) limits annual capital expenditures to $75,000,000.

Loans under the 2011 Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 1.75% to 2.75% or the greater of Bank of America’s prime rate, Federal Funds rate plus 0.5% or LIBOR plus 1.0%, plus 0.75% to 1.75%. The 2011 Credit Facility also contains a commitment fee ranging from 0.35% to 0.55% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios.

The 2011 Credit Facility contains a number of affirmative and negative financial covenants, including requirements that the Company maintain certain ratios of funded debt to EBITDA, earnings before interest and taxes (EBIT) to interest expense, and minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, disposition of property, entering into new lines of business and incurring other debt. Indebtedness under the 2011 Credit Facility is guaranteed by all material operative Company subsidiaries except Oil-Chem and its subsidiaries (the Guarantors), and is secured by a pledge of all capital stock and limited liability company interests of the Guarantors.

Issuance of New Senior Notes – In February 2011, the Company completed a private placement of new 6 3/4% Senior Notes in aggregate principal amount of $150,000,000 (the 2011 Senior Notes). These 2011 Senior Notes were issued at par value, and net proceeds, after commissions and fees, approximated $147,075,000. Net offering proceeds, along with new Term Loan borrowings of $150,000,000 under the 2011 Credit Facility and cash on hand, were used to redeem and retire all tendered outstanding Senior Subordinated Notes as further discussed below. The Company plans to offer to exchange these notes for substantially identical notes registered under the Securities Act later in 2011.

The 2011 Senior Notes mature in February 2019, and interest payments are due semi-annually on February 1 and August 1 commencing August 1, 2011. The Company may redeem some or all of the 2011 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017, and up to 35% of the 2011 Senior Notes before February 1, 2014 with proceeds from certain equity offerings at a redemption premium of

Speedway Motorsports, Inc. Annual Report on Form 10-K
97

106.75% of par. The Company may also redeem some or all of the 2011 Senior Notes before February 1, 2015 at par plus a “make-whole” premium. In the event of a change of control, the Company must offer to repurchase the 2011 Senior Notes at 101% of par value. The 2011 Senior Notes are guaranteed by all material operative Company subsidiaries, except Oil-Chem and its subsidiaries, on a joint and several, senior unsecured basis, rank equally in right of payment with all other Company existing and future senior debt, are senior in right of payment to any subordinated debt and are effectively subordinated to all secured debt, including the Company’s 2011 Credit Facility. The Indenture governing the 2011 Senior Notes permits dividend payments each year of up to approximately $0.48 per share of common stock, increasable subject to meeting certain financial covenants. The 2011 Senior Notes Indenture contains restrictive and negative covenants that limit, among other things, incurring additional indebtedness or liens, dividends, stock distributions, investments or restricted payments, consolidation, mergers, sells, stock repurchases, transactions with affiliates, and disposition of property. The 2011 Credit Facility agreement and 2011 Senior Notes Indenture contain cross-default provisions.

Early Redemption of Senior Subordinated Notes – In February 2011, the Company completed a tender offer for, and redeemed, $298,331,000 in aggregate principal amount of outstanding 6 3/4% Senior Subordinated Notes at 101.375% of par, representing all tendered notes, with proceeds from the 2011 Senior Notes issuance, borrowings of $150,000,000 under the Term Loan described above, and cash on hand. In March 2011, the Company plans to redeem all remaining outstanding 6 3/4% Senior Subordinated Notes in aggregate principal amount of $31,669,000 at 101.125% of par with proceeds from 2011 Credit Facility borrowings and cash on hand. The Senior Subordinated Notes were previously scheduled to mature in September 2013. Cash on hand was also used to fund the redemption premium, accrued interest, and settlement and transaction costs for all associated debt transactions. Cash on hand used in these financing transactions is aggregating approximately $10.6 million. The tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $7.4 million, before income taxes of $2.7 million, will be reflected as a charge to earnings in the first quarter 2011.

Speedway Motorsports, Inc. Annual Report on Form 10-K
98

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures—Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The following is management’s conclusion and report on the Company’s internal control over financial reporting as of December 31, 2010:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 9, 2011

The management of Speedway Motorsports, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f).

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
99

The management of Speedway Motorsports, Inc. assessed the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the management of Speedway Motorsports, Inc. concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal control over financial reporting—There were no changes in the Company’s internal control over financial reporting in the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Speedway Motorsports, Inc. Annual Report on Form 10-K
100

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is furnished by incorporation by reference to all information under the captions titled “Directors, Directors-Nominees and Executive Officers”, “Corporate Governance”, “Committees of the Board and Board Meetings”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of Stockholders to be held on April 20, 2011 (the Proxy Statement).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is furnished by incorporation by reference to all information under the caption “General – Beneficial Ownership of Common Stock” in the Proxy Statement.

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
101

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

Exhibit Number	Description
3.1	Certificate of Incorporation of Speedway Motorsports, Inc. (“SMI”) (incorporated by reference to Exhibit 3.1 to SMI’s Registration Statement on Form S-1 filed December 22, 1994 (File No. 33-87740) of SMI (the “Form S-1”)).

3.2	Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form S-1).

3.3	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431)).

3.4	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091)).

3.5	Amendment No. 1 to Bylaws of SMI (incorporated by reference to Exhibit 3.5 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2	Indenture dated as of May 16, 2003 among SMI, the guarantors named therein, and U.S. Bank National Association, as trustee (the “2003 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “June 2003 Form 10-Q”)).

4.3	Form of 6 3/4% Senior Subordinated Notes due 2013 (included in the 2003 Indenture).

4.4	Indenture dated as of May 19, 2009 by and among SMI, the guarantors named therein and U.S. Bank National Association, as trustee (the “2009 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Current Report on Form 8-K filed May 19, 2009 (the “May 19, 2009 Form 8-K”)).

4.5	Forms of 8 3/4% Senior Notes Due 2016 (included in the 2009 Indenture) (incorporated by reference to Exhibit 4.1 to the May 19, 2009 Form 8-K).

4.6	Registration Rights Agreement dated as of May 19, 2009 by and among SMI, the guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities, Inc., Wachovia Capital Markets, LLC and SunTrust Robinson Humphrey, Inc., as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the May 19, 2009 Form 8-K).

4.7	Indenture dated as of February 3, 2011 by and among SMI, the guarantors named therein and U.S. Bank National Association, as trustee (the “2011 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Current Report on Form 8-K filed February 3, 2011 (the “February 3, 2011 Form 8-K”)).

4.8	Form of 6 3/4% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 of the February 3, 2011 Form 8-K).

Speedway Motorsports, Inc. Annual Report on Form 10-K
102

Exhibit Number	Description
4.9	Registration Rights Agreement dated as of February 3, 2011 by and among SMI, the guarantors named therein Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 of the February 3, 2011 Form 8-K).

4.10	Second Supplemental Indenture with respect to the 6 3/4% Senior Subordinated Notes , dated February 3, 2011, by and among the Company, the Guarantors and the U.S. Bank National Association (incorporated by reference to Exhibit 4.4 of the February 3, 2011 Form 8-K).

*10.1	Deferred Compensation Plan and Agreement by and between Atlanta Motor Speedway, Inc. and Edwin R. Clark, dated as of January 22, 1993 (incorporated by reference to Exhibit 10.43 to the Form S-1).

*10.2	Deferred Compensation Plan and Agreement by and between Charlotte Motor Speedway, Inc. and H.A. “Humpy” Wheeler, dated as of March 1, 1990 (incorporated by reference to Exhibit 10.44 to the Form S-1).
*10.3	Speedway Motorsports, Inc. 1994 Stock Option Plan Amended and Restated May 9, 2002 (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed May 31, 2002 (File No. 333-89496)).

*10.4	Speedway Motorsports, Inc. Formula Stock Option Plan Amended and Restated May 2, 2002 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed April 25, 2002).

*10.5	Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and Restated as of May 3, 2000 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed March 24, 2000).

10.6	Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767 (incorporated by reference to Exhibit 10.51 to the Form S-1).

10.7	Non-Negotiable Promissory Note dated April 24, 1995 made by O. Bruton Smith in favor of SMI (incorporated by reference to Exhibit 10.20 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.8	Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).

10.9	Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

10.10	Guaranty Agreement dated as of December 18, 1996 among SMI, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).

10.11	Naming Rights Agreement dated as of February 9, 1999 by and between Speedway Motorsports, Inc., Charlotte Motor Speedway, Inc., Lowe’s Home Centers, Inc., Lowe’s HIW, Inc. and Sterling Advertising Ltd. (incorporated by reference to Exhibit 10.1 to SMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.12	Asset Purchase Agreement between Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc., Bristol Motor Speedway, Inc. and Levy Premium Foodservice Limited Partnership dated November 29, 2001 (the “Levy Asset Purchase Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.14 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)).

10.13	Amendment Number 1 to Levy Asset Purchase Agreement dated January 31, 2002 (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to the 2001 Form 10-K).

10.14	Management Agreement by and between SMI, Levy Premium Foodservice Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (the “Levy Management Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to the 2001 Form 10-K).

10.15	Assignment of and Amendment to Levy Management Agreement dated January 24, 2002 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

10.16	Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (incorporated by reference to Exhibit 10.18 to the 2001 Form 10-K).

Speedway Motorsports, Inc. Annual Report on Form 10-K
103

Exhibit Number	Description

10.17	Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc. in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc., Bristol Motor Speedway, Inc. and SMI (incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K).

10.18	Naming Rights Agreement Between Sears Point Raceway, LLC and SMI, and Infineon Technologies North America Corp., dated June 11, 2002 (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed June 24, 2002).

*10.19	Description of Compensatory Arrangement with Mr. Marcus G. Smith (incorporated by reference to SMI’s Current Report on Form 8-K filed February 19, 2008).

*10.20	Speedway Motorsports, Inc. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed April 28, 2004 (File No. 333-114965)).

*10.21	Form of Incentive Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed December 14, 2004 (the “December 14, 2004 Form 8-K”)).

*10.22	Form of Nonstatutory Stock Option Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the December 14, 2004 Form 8-K).

*10.23	Speedway Motorsports, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.28 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”)).

10.24	Agreement and Plan of Merger dated as of August 29, 2005 by and among SMISC, LLC, (“SMISC”), Motorsports Authentics, Inc., Action Performance Companies, Inc., and certain members of SMISC, as guarantors (incorporated by reference to Exhibit 2.1 to SMI’s Current Report on Form 8-K filed August 30, 2005).

*10.25	Form of Restricted Stock Agreement under 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on 8-K filed October 23, 2006).

10.26	Stock Purchase Agreement, dated October 30, 2007, between SMI, Robert P. Bahre and Gary G. Bahre relating to the New Hampshire International Speedway (incorporated by reference to Exhibit 10.34 to the 2007 Form 10-K).

*10.27	Incentive Compensation Plan, dated as of April 18, 2007 (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on March 21, 2008).

*10.28	Speedway Motorsports, Inc. Deferred Compensation Plan, as Amended and Restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.38 to SMI’s annual Report on Form 10-K for the year ended December 31, 2008)

*10.29	Speedway Motorsports, Inc. 2008 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix A to SMI’s Definitive Proxy Statement filed March 8, 2008).

10.30	Asset Purchase Agreement between Kentucky Speedway, LLC and SMI dated May 21, 2008 (incorporated by reference to Exhibit 10.2 to SMI’s quarterly report on Form 10-Q for the quarter ended June 30, 2008).

10.31	Speedway Motorsports, Inc. 2004 Stock Incentive Plan, amended and restated as of February 10, 2009 (incorporated by reference to Appendix A to SMI’s Definitive Proxy Statement filed on March 20, 2009).

10.32	Form of Restricted Stock Unit Agreement under the Speedway Motorsports, Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed on April 27, 2009).

10.33	Purchase Agreement dated as of May 14, 2009 by and among SMI, the guarantors named therein and Banc of America Securities LLC, Wachovia Capital Markets, LLC, J.P. Morgan Securities Inc. and SunTrust Robinson Humphrey, Inc. as representatives of the initial purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 14, 2009).

10.34	Amended and Restated Credit Agreement dated as of July 14, 2009 by and among SMI and Speedway Funding, LLC, as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including Bank of America, N.A., as agent for the lenders and a lender (the “2009 Credit Agreement”) (incorporated by reference to Exhibit 10.45 to SMI’s Registration Statement on form S-4 filed on August 7, 2009 (the “August 2009 Form S-4”)).

Speedway Motorsports, Inc. Annual Report on Form 10-K
104

Exhibit Number	Description

10.35	Amended and Restated Pledge Agreement dated as of July 14, 2009 by and among SMI and the subsidiaries of SMI that are guarantors under the 2009 Credit Agreement, as pledgors, and Bank of America, N.A., as agent for the lenders and a lender under the 2009 Credit Agreement (incorporated by reference to Exhibit 10.46 to the August 2009 Form S-4).

10.36	First Amendment to Credit Agreement, dated December 8, 2010, by and among the SMI, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including Bank of America, N.A., as agent for the lenders and a lender (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed December 10, 2010).

21.1	Subsidiaries of SMI.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Motorsports Authentics, LLC as of November 30, 2009 and for each of the two years in the period ended November 30, 2009.

*	Management compensation contract, plan or arrangement.

Speedway Motorsports, Inc. Annual Report on Form 10-K
105

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.	Date: March 9, 2011

BY: /s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dates

/s/ O. BRUTON SMITH O. Bruton Smith	Chairman, Chief Executive Officer (principal executive officer) and Director	March 9, 2011

/s/ WILLIAM R. BROOKS William R. Brooks	Vice Chairman, Chief Financial Officer and Treasurer (principal financial officer and accounting officer) and Director	March 9, 2011

/s/ MARCUS G. SMITH Marcus G. Smith	Chief Operating Officer, President and Director	March 9, 2011

/s/ MARK M. GAMBILL Mark M. Gambill	Director	March 9, 2011

/s/ JAMES P. HOLDEN James P. Holden	Director	March 9, 2011

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 9, 2011

/s/ TOM E. SMITH Tom E. Smith	Director	March 9, 2011

Speedway Motorsports, Inc. Annual Report on Form 10-K
106