Form 10-Q
period 2011-03-31
SPEEDWAY MOTORSPORTS INC
filed 2011-05-04
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 3, 2011, there were 41,574,384 shares of the registrant’s common stock outstanding.

This Quarterly Report on Form 10-Q may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2011 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, sponsorships, financing needs and costs, merchandising joint ventures, discontinued oil and gas activities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in the Company’s Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available to the Company as of the date filed, and the Company assumes no obligation to update any such forward-looking information contained in this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$87,352	$92,200
Short-term investments	975	975
Accounts and notes receivable, net	69,978	42,509
Prepaid income taxes	10,748	11,431
Inventories, net	10,572	9,382
Prepaid expenses	4,604	4,317
Deferred income taxes	291	291
Current assets of discontinued operation	—	2,150

Total Current Assets	184,520	163,255

Notes and Other Receivables:
Affiliates	4,324	4,412
Other	4,546	4,623
Other Assets	30,716	27,655
Property and Equipment, Net	1,178,863	1,169,281
Other Intangible Assets, Net	394,972	394,972
Goodwill	187,326	187,326

Total	$1,985,267	$1,951,524

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$2,420	$2,381
Accounts payable	24,772	14,182
Deferred race event income, net	103,347	67,084
Accrued interest	9,771	3,865
Accrued expenses and other current liabilities	16,365	19,619

Total Current Liabilities	156,675	107,131

Long-term Debt	622,256	626,316
Payable to Affiliate	2,594	2,594
Deferred Income, Net	6,505	6,587
Deferred Income Taxes	331,922	333,947
Other Liabilities	5,381	8,712

Total Liabilities	1,125,333	1,085,287

Commitments and Contingencies (Notes 2, 5, 6, 8 and 11)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized—3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized—200,000,000, issued and outstanding—41,581,000 in 2011 and 41,621,000 in 2010	450	450
Additional Paid-in Capital	243,589	243,132
Retained Earnings	696,867	702,558
Accumulated Other Comprehensive Loss	(75)	(72)
Treasury stock at cost, shares—3,468,000 in 2011 and 3,398,000 in 2010	(80,897)	(79,831)

Total Stockholders’ Equity	859,934	866,237

Total	$1,985,267	$1,951,524

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31:
	2011	2010
Revenues:
Admissions	$24,576	$37,126
Event related revenue	26,625	34,021
NASCAR broadcasting revenue	28,426	39,166
Other operating revenue	7,048	8,142

Total Revenues	86,675	118,455

Expenses and Other:
Direct expense of events	15,552	20,272
NASCAR purse and sanction fees	18,293	25,656
Other direct operating expense	5,374	6,141
General and administrative	21,503	21,827
Depreciation and amortization	13,250	13,647
Interest expense, net	11,247	13,548
Loss on early debt redemption and refinancing (Note 5)	7,433	—
Other (income) expense, net	(20)	120

Total Expenses and Other	92,632	101,211

(Loss) Income from Continuing Operations Before Income Taxes	(5,957)	17,244
Provision for Income Taxes	4,713	(6,989)

(Loss) Income from Continuing Operations	(1,244)	10,255
Loss from Discontinued Operation, Net of Taxes (Note 11)	(274)	(1,277)

Net (Loss) Income	$(1,518)	$8,978

Basic (Loss) Earnings Per Share:
Continuing Operations	$(0.03)	$0.24
Discontinued Operation	(0.01)	(0.03)

Net (Loss) Income	$(0.04)	$0.21

Weighted Average Shares Outstanding	41,594	42,187

Diluted (Loss) Earnings Per Share:
Continuing Operations	$(0.03)	$0.24
Discontinued Operation	(0.01)	(0.03)

Net (Loss) Income	$(0.04)	$0.21

Weighted Average Shares Outstanding	41,594	42,188

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2011	41,621	$450	$243,132	$702,558	$(72)	$(79,831)	$866,237
Net loss	—	—	—	(1,518)	—	—	(1,518)
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	(3)	—	(3)

Comprehensive loss							(1,521)

Share-based compensation	30	—	457	—	—	—	457
Cash dividends of $0.10 per share of common stock	—	—	—	(4,173)	—	—	(4,173)
Repurchases of common stock at cost	(70)	—	—	—	—	(1,066)	(1,066)

Balance, March 31, 2011	41,581	$450	$243,589	$696,867	$(75)	$(80,897)	$859,934

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31:
	2011	2010

Cash Flows from Operating Activities:
Net (loss) income	$(1,518)	$8,978
Loss from discontinued operation, net of tax	274	1,277
Cash provided (used) by operating activities of discontinued operation	1,876	(1,190)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Loss on early debt redemption and refinancing	7,433	—
Deferred loan cost amortization	668	1,095
Interest expense accretion of debt discount	479	—
Depreciation and amortization	13,250	13,647
Amortization of deferred income	(197)	(261)
Deferred income tax provision	(2,025)	2,642
Share-based compensation	457	437
Changes in operating assets and liabilities:
Accounts and notes receivable	(27,356)	(23,803)
Prepaid and accrued income taxes	683	4,252
Inventories	(1,190)	113
Prepaid expenses	(287)	(6)
Accounts payable	17,072	5,746
Deferred race event income	36,263	25,696
Accrued expenses and other liabilities	2,539	8,888
Deferred income	131	105
Other assets and liabilities	(3,364)	466

Net Cash Provided By Operating Activities	45,188	48,082

Cash Flows from Financing Activities:
Borrowings under long-term debt	330,000	—
Principal payments on long-term debt	(334,500)	(20,427)
Payment of debt redemption premium and debt issuance costs	(11,044)	—
Dividend payments on common stock	(4,173)	(4,221)
Repurchases of common stock	(1,066)	(2,867)

Net Cash Used By Financing Activities	(20,783)	(27,515)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31:
	2011	2010
Cash Flows from Investing Activities:
Payments for capital expenditures	$(29,330)	$(3,136)
Decrease in other non-current assets	—	1,500
Repayment of notes and other receivables	77	73

Net Cash Used By Investing Activities	(29,253)	(1,563)

Net (Decrease) Increase In Cash and Cash Equivalents	(4,848)	19,004
Cash and Cash Equivalents at Beginning of Period	92,200	97,651

Cash and Cash Equivalents at End of Period	$87,352	$116,655

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$5,426	$2,063
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	6,517	762

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation—The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (US Legend Cars), Oil-Chem Research Corp. (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. All note disclosures pertain to continuing operations unless otherwise indicated. See Note 1 to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K for further description of its business operations, properties and scheduled events.

Racing Events—In 2011, the Company plans to hold 23 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also plans to hold nine NASCAR Camping World Truck Series racing events, four NASCAR K&N Pro Series racing events, five IndyCar Series (IndyCar) racing events, six major National Hot Rod Association (NHRA) racing events, and three World of Outlaws (WOO) racing events. In 2010, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events, eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, three IndyCar, six major NHRA, three WOO, one US Legend Cars international circuit, and one ARCA Series racing event.

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

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in our 2010 Annual Report on Form 10-K (2010 Annual Report). In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company’s motorsports business. See Note 2 to the Consolidated Financial Statements in our 2010 Annual Report for further discussion of significant accounting policies.

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

The more significant racing schedule changes for the three months ended March 31, 2011 as compared to 2010 include:

•	AMS held one NASCAR Sprint Cup racing event in the first quarter 2010 that has been realigned to, and is scheduled to be held at, KyS in the third quarter 2011

•	CMS held one major NHRA racing event in the first quarter 2010 that was held in the second quarter 2011

Marketing Agreements—The Company has various marketing agreements for sponsorships, onsite advertising, hospitality and other promotional activities. Sponsorships generally consist of event, official, exclusive and facility naming rights agreements. These various marketing agreements can be event, speedway or period specific, or pertain to multiple events, speedways or years. The Company receives payments based on contracted terms. Marketing customers and agreement terms change from time to time. The Company recognizes contracted fee revenues, and associated expenses, as events or activities are conducted each year in accordance with the respective agreement terms. The Company’s marketing agreements sometimes include multiple specified elements such as sponsorships, tickets, hospitality, suites or onsite advertising in varying combinations for one or more events or contract periods, although there is typically a predominant element. Contracted revenues are allocated between admissions and event related revenue financial statement categories based on the relative fair or retail value of the respective multiple elements as such events or activities are conducted each year in accordance with the respective agreement terms. The Company presently has one ten-year naming rights agreement that renamed Sears Point Raceway as Infineon Raceway, which expires in early 2012.

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

MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results, and the Company records its 50% share of MA’s net income or loss based on their most recent quarterly financial statements using equity method accounting as further described below. MA’s most recent quarterly operating results are for the fiscal periods December 1 through February 28. All significant unrealized intercompany profits or losses pertain to unsold merchandise and have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since the formation of MA. The Company’s share of undistributed equity deficit from equity investee losses included in the Company’s retained earnings was approximately $133,974,000 at both March 31, 2011 and December 31, 2010. There were no significant differences in investor cost and underlying equity in MA net assets at acquisition.

Investment Impairment and MA First Quarter Operating Results—As further described in Note 2 to the Consolidated Financial Statements in our 2010 Annual Report “Joint Venture Equity Investment Impairment”, the Company’s carrying value of its MA equity investment was $0 as of December 31, 2010 and March 31, 2011, reflecting sizable 2007 and 2009 impairment charges and MA’s historical operating results. Because of uncertainty about MA’s ability to achieve sustained profitability, management continues to believe MA’s estimated fair value is $0 under applicable authoritative impairment evaluation guidance.

MA first quarter results for 2011 reflect that MA operations now consist principally of trackside event souvenir merchandising as licensed and regulated under the NASCAR Teams Licensing Trust formed in July 2010. MA first quarter results for 2011 and 2010 were negatively impacted by decreased attendance at motorsports racing events, recessionary conditions and reduced discretionary spending, and increased competition for products sold under non-exclusive MA licenses. Under equity method accounting, the Company no longer records its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, the Company’s first quarter 2011 results were not impacted by MA’s operations under the equity method. The following summarized financial information on MA’s operating results is presented for informational purposes (in thousands):

	First Quarter
	2011	2010
Net sales	$5,840	$21,927
Gross profit	2,023	3,319
Loss from continuing operations	(1,749)	(3,290)
Net loss	(1,749)	(3,290)

MA’s Ongoing Business—As further described in Note 2 to the Consolidated Financial Statements in our 2010 Annual Report “Joint Venture Equity Investment”, the NASCAR Teams Licensing Trust (NASCAR Trust) was formed in July 2010. This new NASCAR Trust substantially restructures the NASCAR souvenir merchandising and licensing business. Concurrent with formation of the NASCAR Trust, MA was released from contracted current and future unearned guaranteed minimum royalties payable and earned future royalties payable to all NASCAR team licensors, except for one significant licensor. As a result, at this time, MA’s future operations will consist principally of trackside event souvenir merchandising as licensed and regulated under certain NASCAR Trust agreements. The NASCAR Trust has the ability to significantly influence MA’s future operating conditions and results. There can be no assurance that MA will achieve sufficient or sustained profitability.

Also concurrent with the NASCAR Trust formation, SMI and ISC renegotiated a contingent guarantee obligation associated with one NASCAR team licensor of MA. As a result, the Company’s remaining contingent obligation was reduced and is scheduled for further periodic reduction and elimination by MA payments through January 2013. As of March 31, 2011 and December 31, 2010, the Company’s contingent guarantee approximated $3.8 million and $5.0 million (reduced to approximately $2.5 million in April 2011 by MA payment as scheduled). Should MA not have sufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some future obligation could arise, the amount, if any, is not reasonably estimable at this time. Management believes the fair value of this guarantee is presently insignificant and no obligation has been recorded. Although not expected at this time, the Company could be required to record a charge related to the Company’s contingent guarantee obligation, if funding was required.

Effective Income Tax Rates—The Company’s effective income tax rate for the three months ended March 31, 2011 was 79.1%, or 40.0% after excluding the positive impact of net decreases in uncertain income tax position liabilities of prior years. The Company’s effective income tax rate for the three months ended March 31, 2010 was 40.5%. The Company provides for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. The Company’s accounting for income taxes reflects management’s assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. The Company assesses the need for valuation allowances for deferred tax assets based on the sufficiency of estimated future taxable income and other relevant factors. Cash paid for income taxes as reflected on the consolidated statements of cash flows excludes any previous overpayments the Company may have elected to apply to income tax liabilities.

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

Income tax liabilities for unrecognized tax benefits approximate $1,041,000 and $2,879,000 as of March 31, 2011 and December 31, 2010, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Interest and penalties recognized on uncertain tax positions amounted to $217,000 and $107,000 for the three months ended March 31, 2011 and 2010. As of March 31, 2011 and December 31, 2010, the Company had $855,000 and $2,324,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of March 31, 2011, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2006 through 2010 by the Georgia Department of Revenue and the California Franchise Tax Board, and 2007 through 2010 by all other taxing jurisdictions to which the Company is subject. A reconciliation of the change in the total unrecognized tax benefits and other information for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Beginning of period	$2,879	$5,081
Increases for tax positions of current year	—	—
Increases for tax positions of prior years	358	—
Decreases for tax positions of prior years	(2,196)	—
Increases (decreases) for settlements with taxing authorities	—	—
Reductions for lapse of applicable statute of limitations	—	—

End of period	$1,041	$5,081

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended March 31, 2011 and 2010 amounted to $1,246,000 and $2,013,000.

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

Fair Value of Financial Instruments—The Company follows applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, short-term investments, accounts and notes receivable, and accounts payable approximate fair value because of the short maturity of these financial instruments. Short-term investments (except as described below), marketable debt and equity securities, and interest rate swaps are carried at fair value based on binding and non-binding broker quoted market prices. Notes and other receivables and bank revolving credit facility and term loan borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior notes payable are publicly traded and estimated fair values are based on single broker quoted market prices. Other long-term debt is non-interest bearing and discounted based on estimated current cost of borrowings and, therefore, carrying values approximate market value. Quoted market prices are not available for determining market value of the Company’s equity investment in an associated entity. For equity investments, the Company estimates fair value primarily using estimated discounted cash flows. See “Joint Venture Equity Investment” above for fair value information on a contingent guarantee obligation associated with MA.

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 (in thousands):

			March 31, 2011		December 31, 2010
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$87,352	$87,352	$92,200	$92,200
Short-term investments	2	R	975	975	975	975
Marketable equity securities	1	R	7	7	12	12
Floating rate notes receivable	2	R	3,050	3,050	3,145	3,145

Liabilities (Note 5)
Floating rate revolving Credit Facility, including Term Loan	2	R	196,250	196,250	20,000	20,000
6 3/4% Senior Notes Payable due 2019	1	NR	150,000	151,500	—	—
8 3/4% Senior Notes payable due 2016	1	NR	268,586	301,125	268,275	295,625
6 3/4% Senior Subordinated Notes Payable previously due 2013	1	NR	—	—	330,000	332,475
Other long-term debt	2	NR	9,841	9,841	10,422	10,422

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Short-term investments consist principally of auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, and realized and unrealized gains or losses are included in the Company’s consolidated statements of operations. As of March 31, 2011 and December 31, 2010, the Company had $975,000 invested in auction rate securities, which approximates estimated fair value at this time. The municipality that issued these securities is experiencing significant financial difficulties and other challenges. Management has the ability and intends to hold these securities until the bond market recovers or prospects for less than full recovery become probable. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

Other Contingencies—CMS’s property includes areas used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the CMS property ceased in 1992, but CMS currently allows certain property to be used for land clearing and inert debris landfilling (LCID). Landfilling for construction and demolition debris (C&D) has ceased on the CMS property. Management believes the Company’s operations, including the landfills on its property, comply with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

Reclassifications—Certain insignificant reclassifications to prior year amounts in the accompanying consolidated statement of cash flows were made to conform with current year presentation.

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

The FASB issued Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” which, among other things, modifies Step 1 of goodwill impairment testing (where entities must assess whether reporting unit carrying amounts exceed fair value) for reporting units with zero or negative carrying amounts. For those reporting units, entities are required to perform Step 2 of the goodwill impairment test (additional testing to determine whether goodwill has been impaired and the amount of such impairment, if any) if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether any adverse qualitative factors indicate that impairment may exist. These qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendment does not provide guidance on how to determine carrying amounts or measure reporting unit fair value. Any resulting goodwill impairment upon adoption of this guidance should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company’s adoption had no impact on its financial statements or disclosures, and the Company will apply this guidance to future impairment assessments.

3. INVENTORIES

Inventories consist of the following components (in thousands):

	March 31, 2011	December 31, 2010
Souvenirs and apparel	$4,442	$3,870
Finished vehicles, parts and accessories	5,349	4,760
Micro-lubricant® and other	781	752

Total	$10,572	$9,382

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At March 31, 2011 and December 31, 2010, inventories reflect provisions of $5,904,000 and $5,938,000.

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

The Company follows applicable authoritative guidance on accounting for goodwill and other intangible assets which specifies, among other things, nonamortization of goodwill and requires testing of intangible assets with indefinite useful lives for possible impairment at least annually. The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary an operating segment and separate reporting unit principally because that is the lowest level for which discrete financial information is available to the Company’s segment managers and chief operating decision maker. No reporting units are aggregated for purposes of evaluating intangible assets for possible impairment. Among other factors, the Company’s assessment assumes economic and industry condition improvements, and projected cash flow and profitability recovery, to pre-recession levels within four years and strategic amounts of planned capital expenditures. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in the Company’s core motorsports business. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, or actual race date realignments that differ significantly from those assumed in the evaluation, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations. See Notes 2 and 5 to the Consolidated Financial Statements in our 2010 Annual Report for additional information on the Company’s assessment methodology and evaluation.

Management’s latest annual assessment of goodwill and other intangible assets in the second quarter 2010 indicated there had been no impairment, and there has since been no events or circumstances which indicate possible unrecognized impairment as of March 31, 2011. The Company’s annual impairment assessment indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset exceeded its associated carrying value. As such, no goodwill or other indefinite-lived intangible asset impairment charges were found necessary at this time. Management’s latest assessment found the estimated fair value for one reporting unit, including material nonamortizable race event sanctioning and renewable agreements, exceeded carrying values by a relatively nominal amount. Should this reporting unit or its indefinite-lived intangible assets not achieve projected cash flows or profitability, or should actual capital expenditures exceed current plans, estimated fair values could be reduced to below carrying values resulting in material non-cash impairment charges. Management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is temporary and not an indicator of impairment, and that no unrecognized impairment of goodwill or other intangible assets has occurred through and as of March 31, 2011.

NASCAR Sprint Cup Race Date Realignment to Kentucky Speedway—The Company’s annual assessment also considered its efforts to realign one or more NASCAR Sprint Cup Series racing events among its speedway facilities. The impairment evaluation considered the approved realignment of an annual NASCAR Sprint Cup racing event from AMS to KyS beginning in 2011, and included management’s best estimate of future discounted operating cash flows and profitability associated with realignment of those race dates. The Company is presently renovating, modernizing and significantly increasing permanent seating, and overall facilities, at KyS. The expansion and improvements will involve material capital expenditures in 2011 and over several years in amounts not yet finalized, but could range up to $50,000,000 or more. Realignment of the race date from AMS to KyS resulted in no impairment of intangible or other long-lived assets. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

As of March 31, 2011 and December 31, 2010, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	70	$(11)	59	70	(11)	59	6

Total	$394,983	$(11)	$394,972	$394,983	(11)	$394,972

There were no changes in the gross carrying value of other intangible assets and goodwill during the three months ended March 31, 2011.

5. LONG-TERM DEBT

As further described below, the Company amended its Credit Facility, issued new senior notes and redeemed all outstanding senior subordinated notes in the first quarter 2011.

2011 Bank Credit Facility Amendment—In January 2011, the Company’s Credit Facility was amended and restated (the 2011 Credit Facility) which: (i) provides for a four-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a four-year $150,000,000 senior secured term loan (the Term Loan); (iii) matures in January 2015; (iv) allows the Company to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $50,000,000 with certain lender commitment conditions; (v) provides that Credit Facility borrowings must be used solely for refinancing existing indebtedness, working capital and other general corporate needs, capital expenditures and permitted investments; (vi) allows the acquisition of additional motor speedways and related businesses subject to specified limitations; (vii) permits other investments not specifically referenced of up to $5,000,000 each year with unrestricted subsidiaries; (viii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (ix) limits annual capital expenditures to $75,000,000. The Term Loan requires quarterly principal payments of at least $3,750,000.

Revolving loans under the 2011 Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 1.75% to 2.75% or the greater of Bank of America’s prime rate, Federal Funds rate plus 0.5% or LIBOR plus 1.0%, plus 0.75% to 1.75%. The 2011 Credit Facility also contains a commitment fee ranging from 0.35% to 0.55% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios.

The 2011 Credit Facility contains a number of affirmative and negative financial covenants, including requirements that the Company maintain certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), earnings before interest and taxes (EBIT) to interest expense, and minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, disposition of property, entering into new lines of business and incurring other debt. Indebtedness under the 2011 Credit Facility is guaranteed by all material operative Company subsidiaries except Oil-Chem and its subsidiaries (the Guarantors), and is secured by a pledge of all capital stock and limited liability company interests of the Guarantors.

Prior to the Credit Facility amendment, interest was based at the Company’s option, upon LIBOR plus 2.50% to 3.75% or the greater of Bank of America’s prime rate, the Federal Funds rate plus 0.5% or the Eurodollar rate plus 1.0%, plus 1.5% to 2.75%. The 2009 Credit Facility also contained a commitment fee ranging from 0.35% to 0.60% of unused amounts available for borrowing.

During the three months ended March 31, 2011, the Company borrowed $30,000,000 under the revolving credit facility and $150,000,000 under the Term Loan to fund the tender offer and early redemption of the senior subordinated notes further described below, and repaid Term Loan borrowings of $3,750,000. At March 31, 2011 and December 31, 2010, outstanding borrowings under the Credit Facility were $50,000,000 and $20,000,000, and under the Term Loan were $146,250,000 and $0, respectively. As of March 31, 2011, outstanding letters of credit amounted to $745,000.

Issuance of New Senior Notes—In February 2011, the Company completed a private placement of new 6 3/4% Senior Notes in aggregate principal amount of $150,000,000 (the 2011 Senior Notes). These 2011 Senior Notes were issued at par value, and net proceeds, after commissions and fees, approximated $147,075,000. Net offering proceeds, along with new Term Loan borrowings of $150,000,000 under the 2011 Credit Facility and cash on hand, were used to redeem and retire all tendered outstanding senior subordinated notes as further discussed below. The Company commenced an exchange offer for substantially identical notes registered under the Securities Act in April 2011, which is expected to be completed in May 2011.

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

2009 Senior Notes—In 2009, the Company completed a private placement, and a subsequent exchange offer for substantially identical notes registered under the Securities Act, of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275,000,000. These 2009 Senior Notes were issued at 96.8% of par value and net proceeds were used to reduce outstanding borrowings under the Credit Facility. Original debt issuance discount and deferred financing costs are being amortized over the associated seven-year note term. As of March 31, 2011 and December 31, 2010, the 2009 Senior Notes carrying value of $268,586,000 and $268,275,000 is reported net of unamortized issuance discount of $6,414,000 and $6,725,000, respectively.

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

Early Redemption of Senior Subordinated Notes—In the first quarter 2011, the Company completed a tender offer and redeemed $298,331,000 and $31,669,000 in aggregate principal amount of outstanding 6 3/4% Senior Subordinated Notes (Senior Subordinated Notes) at 101.375% and 101.25% of par, respectively, with proceeds from the 2011 Senior Notes issuance, Term Loan borrowings of $150,000,000 and cash on hand. The Senior Subordinated Notes were previously scheduled to mature in September 2013, guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries, and interest payments were due semi-annually on June 1 and December 1. Cash on hand aggregating approximately $11.0 million was also used to fund the redemption premium, settlement payments and transaction costs for all associated debt transactions.

The first quarter 2011 loss on early debt redemption and refinancing represents a charge to earnings for tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating to approximately $7.4 million, before income taxes of $2.9 million.

The 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes contain certain requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, consolidation, mergers, transactions with affiliates, guarantees, asset sales, investments, distributions, redemptions and disposition of property. The 2011 Credit Facility agreement, 2010 Senior Notes Indenture and 2011 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes as of March 31, 2011.

Other Notes Payable—Long-term debt includes a non-interest bearing debt obligation associated with the Company’s December 2008 acquisition of Kentucky Speedway, payable in 60 monthly installments of $125,000 beginning in January 2009. As of March 31, 2011 and December 31, 2010, the obligation’s carrying value of $3,794,000 and $4,109,000, reflects a $331,000 and $391,000 discount, respectively, based on a 6% effective interest rate. Other long-term debt also includes a non-interest bearing debt obligation for additional purchase consideration, recorded in the fourth quarter 2010 upon satisfaction of certain triggering contingent conditions, associated with the Company’s purchase of KyS. The obligation is payable in 60 monthly installments of $125,000 beginning in January 2011. As of March 31, 2011 and December 31, 2010, the obligation’s carrying values of $6,047,000 and $6,313,000 reflect discounts of $1,078,000 and $1,187,000, respectively, based on a 7% effective interest rate.

Interest Rate Swap—The Company at times may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. The Company had one interest rate cash flow swap agreement that provided fixed interest rate features on certain variable rate term loan obligations based on LIBOR and decreasing principal notional amounts, which expired upon maturity in March 2010. The cash flow swap agreement did not meet the conditions for hedge accounting under applicable authoritative guidance. Changes in fair value and differentials paid or received in periodic settlements were reflected as an adjustment to interest expense and included in operating activities in the statement of cash flows. The agreement provided for quarterly settlements and expired corresponding with the underlying hedged debt term. Interest expense for the three months ended March 31, 2010 decreased $42,000 due to market value changes of the interest rate swap agreement, and reflects net settlement payments of $42,000.

Subsidiary Guarantees—Amounts outstanding under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes are guaranteed by all of SMI’s material operative subsidiaries except for Oil-Chem and its subsidiaries. These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to SMI.

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended
	March 31:
	2011	2010
Gross interest costs	$12,117	$13,708
Less: capitalized interest costs	(785)	(52)

Interest expense	11,332	13,656
Interest income	(85)	(108)

Interest expense, net	$11,247	$13,548

Weighted-average interest rate on borrowings under bank Credit Facility	3.9%	3.7%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended
	March 31:
	2011	2010
(Loss) income from continuing operations applicable to common stockholders and assumed conversions	$(1,244)	$10,255

Weighted average common shares outstanding	41,594	42,187
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	—	1

Weighted average common shares outstanding and assumed conversions	41,594	42,188

Basic (loss) earnings per share	$(0.03)	$0.24

Diluted (loss) earnings per share	$(0.03)	$0.24

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	1,384	1,281

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three months ended March 31, 2011, the Company repurchased 68,000 shares of common stock for $1,030,000. As of March 31, 2011, the Company could repurchase up to an additional 555,000 shares under the current authorization.

Declaration of Cash Dividends—On February 16, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4,173,000, which was paid on March 15, 2011 to shareholders of record as of March 1, 2011. This dividend was paid using available cash and cash equivalents on hand.

On April 20, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on June 10, 2011 to shareholders of record as of May 20, 2011. This quarterly cash dividend will be paid using available cash and cash equivalents on hand.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliate at March 31, 2011 and December 31, 2010 include $4,324,000 and $4,412,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not require repayment before March 31, 2012, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2010 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with the affiliate. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $88,000 and $84,000 in the three months ended March 31, 2011 and 2010. Any increases pertain to agreements in place before July 30, 2002.

Amounts payable to affiliate at March 31, 2011 and December 31, 2010 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because repayment is not required before March 31, 2012.

US Legend Cars, SMI Properties and Oil-Chem each lease office and warehouse facilities from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. For each of the three months ended March 31, 2011 and 2010, rent expense amounted to $61,000 for US Legend Cars and $60,000 for SMI Properties. For the three months ended March 31, 2011 and 2010, rent expense amounted to $21,000 and $24,000 for Oil-Chem. At March 31, 2011 and December 31, 2010, amounts owed to Chartown were not significant.

Various SMI subsidiaries purchased, and had maintenance performed on, new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of approximately $136,000 in the three months ended March 31, 2011. There were no similar purchases or services in the three months ended March 31, 2010. Amounts due to and from SAI at March 31, 2011 and December 31, 2010 were not significant

Oil-Chem sold zMAX micro-lubricant® product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $389,000 and $364,000 for the three months ended March 31, 2011 and 2010. Also, SMI Properties sold merchandise in the ordinary course of business to SAI totaling approximately $142,000 in the three months ended March 31, 2011. Similar sales in the three months ended March 31, 2010 were not material. At March 31, 2011 and December 31, 2010, approximately $194,000 and $114,000 was due from SAI to Oil-Chem, and approximately $64,000 and $53,000 was due from SAI to SMI Properties, respectively. These amounts are reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. In the three months ended March 31, 2011 and 2010, merchandise purchases approximated $281,000 and $701,000, and merchandise sales and event related commissions approximated $809,000 and $1,807,000, respectively. At March 31, 2011 and December 31, 2010, net amounts due from MA approximated $125,000 and $157,000, and are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of March 31, 2011 and December 31, 2010, and transactions for the three months ended March 31, 2011 and 2010, are summarized below (in thousands):

	2011	2010
Notes and other receivables	$4,707	$4,736
Amounts payable to affiliates	2,594	2,673

Merchandise and vehicle purchases	417	701
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	1,435	2,266
Rent expense	142	145
Interest income	32	36
Interest expense	25	25

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu (Dr. Ndiomu), BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation). SAG, SA, Swift Aviation and Swift Transportation are collectively referred to as the “Swift Defendants”. SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 7, 2008, the Swift Defendants filed an answer to the Amended Complaint denying all material allegations. The Swift Defendants subsequently filed an amended answer on August 27, 2008 and asserted cross-claims against Bronwen, Bronwen UK, BNP France and Dr. Ndiomu for breach of fiduciary duty, misrepresentation, breach of duty of good faith and fair dealing, fraud and conversion. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. The Record on Appeal was delivered to the North Carolina Court of Appeals on April 27, 2009. BNP France filed its brief on appeal on June 18, 2009. SMIL filed its brief on appeal on July 29, 2009. Oral arguments were conducted on October 28, 2009. On February 15, 2011, the North Carolina Court of Appeals filed its opinion affirming the trial court’s ruling denying BNP France’s motion to dismiss. On March 22, 2011, BNP France filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals that affirmed the trial court’s ruling denying BNP France’s motion to dismiss. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse, which motion was denied by the trial court on July 14, 2009. On August 4, 2009, Swift Transportation and Swift Aviation filed motions for judgment on the pleadings. On August 11, 2009, BNP Suisse served notice it was appealing the trial court’s ruling. The Record on Appeal was delivered to the North Carolina Court of Appeals on November 23, 2009. BNP Suisse filed its brief on appeal on December 23, 2009. SMIL filed its brief on appeal on January 25, 2010. Oral argument was set for April 14, 2010, but on April 8, 2010, the North Carolina Court of Appeals ruled that it would decide the appeal without oral argument. On February 15, 2011, the North Carolina Court of Appeals filed its opinion which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. On March 22, 2011, SMIL filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. On December 15, 2010, SMIL reached a negotiated settlement with the Swift Defendants, as a result of which SMIL dismissed its claims against the Swift Defendants on December 29, 2010. The settlement did not have a material impact on the Company’s financial position, results of operations or cash flows. This lawsuit continues against the other defendants.

On May 9, 2008, Stephen Courey, Holand Leasing (1995) Ltd, and TAF Majestic Holdings S.A. (collectively, the Courey Plaintiffs) filed a personal injury lawsuit against Jim Russell Racing School (Russell), a former Company subsidiary, Tom Dyer (Mr. Dyer), a Russell instructor, and Emotive Experiential Performance, Inc. (Emotive), in the Superior Court of California, County of Sonoma. The Courey Plaintiffs allege that they have suffered personal injuries and property damage from an incident at IR on May 12, 2006. They allege negligence against Mr. Dyer and vicarious liability against Russell and Emotive. IR sold 100% of the stock of Russell to Emotive on December 10, 2006, eight months after the incident that allegedly caused Mr. Courey’s injuries. On April 27, 2009, IR received an indemnity demand from Emotive, Jim Russell Group, Inc. and Mr. Dyer seeking to have IR indemnify Russell, Emotive and Mr. Dyer with respect to the lawsuit filed by the Courey Plaintiffs. IR accepted Emotive’s indemnity tender in July 2009. The insurance company for Grand American Road Racing Association accepted the defense and indemnity of this matter on behalf of Mr. Dyer and Russell. IR continued to defend and indemnify Emotive until October 15, 2010, when the Courey Plaintiffs dismissed Emotive without prejudice. The trial for this matter commenced on March 25, 2011. Prior to the conclusion of the trial, a settlement was reached between the parties for an amount that will have a material impact on the Company’s financial position, results of operations or cash flows. Settlement agreements are pending and a request for dismissal of the entire action will be filed upon execution of the settlement documents.

On June 16, 2009, Melissa Jenks, as guardian for Roderick Jenks, and individually, filed a lawsuit against New Hampshire Motor Speedway, Inc. (NHMS) and an employee, in the United States District Court for the District of New Hampshire. The lawsuit alleges that Mr. Jenks suffered a traumatic head injury after falling from a golf cart being driven by an NHMS employee, and asserts claims of negligence, vicarious liability, and loss of consortium. The lawsuit claims past medical expenses for Mr. Jenks in excess of $515,000, likely future medical and life skills expenses of approximately $2,000,000, lost wages of approximately $500,000, damages for pain and suffering of $7,500,000 and damages for loss of consortium of $1,000,000. NHMS denied all claims in its answer as filed with the court, and it continues to vigorously defend against the allegations. NHMS filed a motion for summary judgment on November 11, 2009, which was denied by the District Court on March 3, 2010. On September 28, 2010, the District Court allowed NHMS’ motion to add additional parties to the lawsuit responsible for distribution of the cart involved in the accident. NHMS has served those additional complaints and is pursuing possible contribution and indemnity via cross-claims and third-party claims. Discovery and motions practice is ongoing in this matter.

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

In the three months ended March 31, 2011, the Compensation Committee of the Company’s Board of Directors approved a grant of 35,000 shares of restricted stock under the Company’s performance-based Incentive Compensation Plan to the Company’s Vice Chairman and Chief Financial Officer, and 35,000 restricted stock units to the Company’s President and Chief Operating Officer, both subject to reaching certain defined full year 2011 earnings targets. As provided in the 2004 Plan, awards of restricted stock or restricted stock units generally remain subject to forfeiture and restrictions on transferability until vested. In the three months ended March 31, 2010, the Compensation Committee approved a grant of 35,000 shares of restricted stock under the Company’s performance-based Incentive Compensative Plan to the Company’s Vice Chairman and Chief Financial Officer, and 35,000 restricted stock units to the Company’s President and Chief Operating Officer, both subject to reaching certain defined full year 2010 earnings targets. The performance period for these awards ended during the three months ended March 31, 2011 resulting in the forfeiture of 12,133 shares or units, as applicable, by each recipient.

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

Under the 2008 Formula Plan, 100,000 shares of SMI’s common stock are reserved for issuance and awards are in the form of restricted stock. On the first business day following each annual meeting, beginning with the Company’s 2008 Annual Meeting, each non-employee director who is then a member of the Board shall receive a grant of restricted stock consisting of the number of shares equaling $60,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. The Company awarded 3,889 shares of restricted stock to each of the Company’s four outside directors on April 21, 2011 in accordance with plan provisions. Additionally, a total of 15,120 shares granted to outside directors on April 21, 2010 vested on April 19, 2011 in accordance with plan provisions.

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

Employee Stock Purchase Plan—No shares were granted to employees under the Employee Stock Purchase Plan for calendar years 2011 or 2010.

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

There were no significant changes in the characteristics of stock options or restricted stock granted during 2011 or 2010 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards.

Share-based compensation cost for the three months ended March 31, 2011 and 2010 totaled $457,000 and $438,000, before income taxes of $183,000 and $177,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at March 31, 2011 or December 31, 2010. As of March 31, 2011, there was approximately $293,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 0.7 year, and none related to the 1994 Plan or the Formula Stock Option Plan. As of March 31, 2011, there was approximately $1,874,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.0 year.

See Note 11 to the Consolidated Financial Statements in our 2010 Annual Report for additional information and terms of the Company’s stock incentive, stock option, restricted stock and employee stock purchase plans.

10. SEGMENT DISCLOSURES

The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its various major speedway facilities located in the United States. The Company’s business activities, including those of its subsidiaries and joint venture equity investee, are further described in Note 1 to the Consolidated Financial Statements in our 2010 Annual Report. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of TSI non-event motorsports and non-motorsports merchandising, US Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, and office rentals at certain Company speedways. As further described in Note 11, oil and gas activities are located in foreign countries and are accounted for as discontinued operations. All segment information below pertains to continuing operations, and excludes oil and gas discontinued operations, for all periods presented.

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, taxes and other expense (income) and specified unusual non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. The following segment information on continuing operations is for the three months ended March 31, 2011 and 2010, and as of March 31, 2011 and December 31, 2010 (in thousands):

	Three Months Ended March 31:
	2011			2010
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated

Revenues	$81,951	$4,724	$86,675	$113,597	$4,858	$118,455
Depreciation and amortization	13,182	68	13,250	13,573	74	13,647
Operating income	12,391	312	12,703	30,846	66	30,912
Capital expenditures	29,326	4	29,330	3,101	35	3,136

	March 31, 2011			December 31, 2010
Other intangibles	$394,972	$—	$394,972	$394,972	$—	$394,972
Goodwill	187,326	—	187,326	187,326	—	187,326
Total assets	1,959,649	25,618	1,985,267	1,926,124	25,400	1,951,524

The following table reconciles segment operating income above to consolidated income or loss before income taxes (both from continuing operations) for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31:
	2011	2010
Total segment operating income from continuing operations	$12,703	$30,912
Adjusted for:
Interest expense, net	(11,247)	(13,548)
Loss on early debt redemption and refinancing (Note 5)	(7,433)	—
Other income (expense), net	20	(120)

Consolidated (loss) income from continuing operations before income taxes	$(5,957)	$17,244

11. DISCONTINUED OIL AND GAS OPERATIONS

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

SMIL presently owns an interest in one foreign entity owning certain oil and gas mineral rights in Russia, and significant uncertainties continue about its economic viability and ultimate recovery. In the second quarter 2010, SMIL sold its interest in one foreign entity to a third party owned by a former contracted service provider. These investments were reflected as fully impaired as of December 31, 2009 and through March 31, 2011. Sales consideration was based on the Company’s right to receive a specified portion of future profits (as defined), and the Company will receive a specified percentage of any gross sales price or prior year profits (as defined) should the interest be resold to another third party. No gain or loss from this sale was reflected because the Company has no remaining investment or liabilities. Also, because of uncertainty regarding recoverability, future gains, if any, would be recognized only if proceeds are received by the Company. At this time, the Company anticipates sale or transfer of the remaining foreign interest in 2011.

During the first quarter 2011, the Company incurred legal fees and other costs associated with efforts to sell its remaining foreign investment interest. Remaining estimated costs to sell or dispose, if any, have not yet been determined. During the first quarter 2010, the Company incurred costs primarily for legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any, and recovery of previously reserved receivables through favorable settlements. There were no revenues generated from oil and gas activities in the three months ended March 31, 2011 or 2010. No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation for any period presented. There were no associated income tax benefits for the three months ended March 31, 2011 or 2010. At December 31, 2010, current assets represent a receivable related to a favorable settlement received in January 2011. These costs, fees, and assets are associated with and reflected in the discontinued oil and gas operations. At March 31, 2011, the Company had no outstanding standby letters of credit associated with oil and gas activities.

As of March 31, 2011 and December 31, 2010, all receivables associated with oil and gas activities are fully reserved except for a favorable settlement recorded as of December 31, 2010 and received by the Company in January 2011. The Company recorded receivables of approximately $99,000 and $826,000 for the three months ended March 31, 2011 and 2010 under its profit and loss sharing arrangement with Oasis Trading Group LLC, a US entity which provided oil and gas management and operational services to the Company, for that entity’s reimbursable share of these costs. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability and recovery from future oil and gas activities no longer Company owned, as described above, or from legal proceedings. As such, uncertainty exists regarding recoverability and the Company has recorded allowances to fully reserve these possibly uncollectible amounts as of March 31, 2011 and December 31, 2010, which are reflected as a component of loss from discontinued operation. See Note 8 for information on legal proceedings associated with oil and gas activities.

In discontinuing these operations, and prior to sale of the Company’s remaining interest, the Company may spend, depending on perceived possibilities, or be required to spend certain additional amounts or take legal action to protect or preserve its interests in order to maintain or maximize the potential recovery value, and to protect other aspects of the Company’s oil and gas investments. Such additional expenditures, although presently undeterminable, could become material depending on the facts, circumstances and ultimate outcome of any attempted recovery or resolution. Those costs, if significant, could have a material adverse effect on the Company’s future financial position, results of operations or cash flows. All future expenditures will likely be expensed and included in the results of discontinued operations.

See Note 14 to the Consolidated Financial Statements in our 2010 Annual Report for additional information on historical activities, accounting policies, and uncertainty involving recovery of fully impaired consolidated foreign investments and fully reserved receivables related to oil and gas activities.

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

Management believes that the Company’s financial performance has not been materially affected by inflation.

Seasonality and Quarterly Results

In 2011, the Company plans to hold 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also plans to hold nine NASCAR Camping World Truck Series, four NASCAR K&N Pro Series, five IndyCar, six major NHRA, and three WOO racing events. In 2010, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events, eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, three IndyCar, six major NHRA, three WOO, one US Legend Cars international circuit, and one ARCA Series racing event.

The Company’s business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. For example, one annual NASCAR Sprint Cup race is being realigned from a first quarter event at AMS to a third quarter event at KyS beginning in 2011. This realignment is expected to impact future operating income positively in the third quarter and negatively in the first quarter. Racing schedules may change from time to time, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the three months ended March 31, 2011 and 2010 are not indicative of results that may be expected for the entire year because of such seasonality.

Set forth below is certain comparative summary information with respect to the Company’s scheduled major (Sprint Cup and Nationwide Series) NASCAR-sanctioned racing events for 2011 and 2010.

	Number of scheduled major NASCAR-sanctioned events
	2011	2010
1st Quarter	4	5
2nd Quarter	6	9
3rd Quarter	9	5
4th Quarter	4	4

Total	23	23

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General factors and current operating trends, including ongoing uncertainty due to weak economic conditions, high fuel prices and tightened credit and financial markets

•	Our long-term, multi-year contracted revenues are significant

•	Reaffirmed 2011 earnings guidance

Items discussed elsewhere in indicated sections of this report:

•	NASCAR Sprint Cup race date realignment to Kentucky Speedway (discussed below in “Future Liquidity”)

•

2011 issuance of 6 3/4% Senior Notes due 2019 in aggregate principal of $150.0 million, Credit Facility amendment and restatement, and tender offer and early redemption of 6 3/4% Senior Subordinated Notes previously due 2013 in aggregate principal of $330.0 million (discussed below in “Future Liquidity” and Note 5 to the Consolidated Financial Statements)

•	Eight-year NASCAR broadcasting rights agreement (discussed below in “Future Liquidity”)

•	Discontinued oil and gas operations (discussed in Note 11 to the Consolidated Financial Statements)

•	Quarterly cash dividends on common stock (discussed below in “Liquidity and Capital Resources – Dividends”)

General Factors and Current Operating Trends—The Company’s year-to-date results for the 2011 race season reflect decreases in admissions, luxury suite rentals, on-site advertising, souvenir merchandising, and other event related revenue categories. Management believes these revenues were negatively impacted by declines in consumer and corporate spending from the recession, high and increasing fuel prices, difficult credit and housing markets, and other economic factors as further described below. For upcoming 2011 events, ticket sales at most of our major events are below ticket sales at this same time last year. For our 2011 events, similar to 2010, management has reduced many ticket prices, and continues to offer extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and mitigate any near-term demand weakness. Admission revenues have declined from both fewer fans attending our race events and from lower average ticket prices. Excluding 2011 realignment of AMS’s annual first quarter NASCAR Sprint Cup race date to KyS in the third quarter, lower ticket prices in 2011 constituted approximately 29% of the total decline in admission revenues for NASCAR-sanctioned Sprint Cup and Nationwide series racing events held in the current period as compared to last year. Also, we have increased promotional activities to help offset the ongoing impact of these adverse economic and market conditions. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold well in advance. As such, it may take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

Many economic factors have dampened, and may continue to dampen, consumer and corporate spending, including adversely impacting recreational and entertainment spending, resulting in a negative impact on our motorsports and non-motorsports activities. Reduced consumer and corporate spending has, and we believe will continue to, negatively impact admissions, advertising and hospitality spending, concession and souvenir sales demand and luxury suite rentals, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. Low levels of consumer confidence, difficult residential real estate and mortgage markets, high unemployment, sizable stock market declines or volatility, tight consumer and business credit markets, among other recessionary conditions and economic factors, have dampened and may continue to dampen consumer spending. The strength of the US economy, including the financial and credit markets, currently remains uncertain due to these factors. High or increasing fuel prices, particularly given the elevated geopolitical tensions in the Middle East and other foreign regions, could significantly impact consumer spending, economic recovery and our future results. Government responses and actions may or may not successfully restore stability to the credit and consumer markets and improve economic conditions in the foreseeable future. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these severe conditions might improve cannot be determined at this time. Each of these negative factors, and particularly when combined, have and may further adversely impact various industries of our present and potential consumer and corporate customers, resulting in continued or further spending declines that could adversely impact our revenues and profitability.

Most of our 2011 NASCAR Sprint Cup and Nationwide Series event sponsorships, and many for years beyond 2011, are already sold. Along with realigning an annual NASCAR Sprint Cup race date from AMS to KyS, an annual Sprint Cup race date for IR is scheduled one week later in the second quarter 2011 than in 2010, and for NHMS is two weeks later, moving to the third quarter 2011 from the second quarter 2010. The Company believes hosting the IR and NHMS racing events at these later dates should help increase ticket demand due to being further into the summer vacation season and the prospects for better weather.

The 2011 to-date broadcast television and cable ratings for the NASCAR Sprint Cup Series have shown increases over last year. The 2010 televised network and cable ratings for the NASCAR Sprint Cup increased and decreased, respectively, compared to the previous year; however, several racing events were delayed or rescheduled due to poor weather, which management believes adversely affected television ratings. The Sprint Cup Series continued as the second highest rated regular season televised sport behind only the National Football League, and was the first or second highest televised sport 20 out of 36 event weekends in 2010. Also, the NASCAR Nationwide Series was the second, and the NASCAR Camping World Truck Series was the third, highest rated motorsports series on television in 2010. Almost four million fans attended our events in 2010, demonstrating that demand and appeal for motorsports entertainment in our markets has remained strong even in challenging circumstances. As described below, much of our future revenues are already contracted under television broadcasting rights and other long-term contracts.

In 2011 and future seasons, as well as in past years, NASCAR has made, and will likely continue making, refinements to racing rules, championship points formats, technical changes and other adjustments as a sanctioning body to enhance on-track racing competition and excitement and generate additional fan interest. Such refinements include, among others, “double-file restarts”, changing from rear wings to spoilers on certain “Car of Tomorrow” models, earlier and consistent race start times, new qualifying procedures, multiple attempts at finishing races under the “green flag” and relaxing on-track rules and regulations. In 2007, NASCAR introduced the “Car of Tomorrow” at Bristol Motor Speedway, which was designed by NASCAR over several years with the following primary objectives: driver safety, improved performance and competition, and more efficient cost management for teams. Also, NASCAR continues to refine the Sprint Cup Series championship points format which determines competitors’ eligibility for the Chase for the Championship. For example, NASCAR simplified this points system and introduced “wild-card” eligibility in 2011, attempting to place greater emphasis on winning races. NASCAR also changed the rules of participation so that race drivers can now compete for championship points in only one of NASCAR’s Sprint Cup, Nationwide or Camping World Series. These changes give additional points and benefits for winning races and are intended to make racing more competitive during the entire season. Also, female drivers such as Danica Patrick in the Nationwide race series, represent one of the many sizeable and largely untapped demographics in NASCAR racing. We believe these, as well as other ongoing industry developments, are favorable, long-term industry changes that provide us with many new marketing and future growth opportunities.

As further described in Item 1A “Risk Factors” of our 2010 Annual Report, a lack of competitiveness in Sprint Cup Series races, the closeness of the championship points race, race car driver popularity, and the success of NASCAR racing in general, in any particular racing season, can also significantly impact our operating results. These and similar factors can affect attendance at NASCAR Sprint Cup and Nationwide racing events, as well as corporate marketing interest, that can significantly impact our operating results.

All of the aforementioned factors, among others, can have a material adverse impact on our future operating results, cash flows and growth. However, management believes our strong operating cash flow will continue, and that long-term ticket demand, including corporate marketing and promotional spending, will increase as the economy improves. See Item 1A “Risk Factors” of our 2010 Annual Report for additional information on the ongoing disruptions in the financial markets and recessionary conditions.

Our Long-term, Multi-year Contracted Revenues Are Significant—Much of the Company’s total revenue is generated under long-term contracts. For example, the term of the eight-year NASCAR television broadcast agreement is through 2014, and many of our sponsorships and other corporate marketing contracts are for multiple years. Also, we have contracted revenues under several long-term operating leases for various office, warehouse and industrial park space to various entities largely involved in motorsports. Management believes the substantial amount of total revenue generated under such long-term contracts helps stabilize the Company’s financial resilience and profitability, particularly during difficult economic conditions. Management believes the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, continue to provide substantial opportunities for increasing the Company’s number of longer-term sponsorship partners and commitments. Our naming rights agreement that renamed Sears Point Raceway as Infineon Raceway expires in early 2012. The expiring agreement has provided significant contracted revenues over its ten-year term. However, the annual contracted revenue received by the Company under this agreement is not material. There can be no assurance the Company will execute any replacement agreements on acceptable terms. Future costs incurred for renaming the speedway facility, and replacing promotional signage, materials and merchandise, are not expected to have a material adverse effect on our future financial condition, operating results or cash flows.

Reaffirmed 2011 Earnings Guidance—In connection with the Company’s first quarter 2011 earnings release, management reaffirmed its previous full year 2011 guidance of $0.90-$1.20 per diluted share from continuing operations. This guidance excludes the non-recurring charge related to first quarter 2011 debt refinancing as further described below in “Future Liquidity”. The wide range of earnings guidance reflects the continuing negative impact of uncertain economic conditions, as well as the timing and pace of economic recovery. High or increasing fuel prices, particularly given the elevated geopolitical tensions in the Middle East and other foreign regions, could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative information and non-GAAP financial information set forth below, among other things, helps in understanding and comparing our results of operations. Management believes admissions, many event related revenue categories, and other operating revenues reflected below continue to be negatively impacted by low consumer and corporate spending due to the weak economic conditions, high and rising fuel prices, difficult consumer credit and housing markets, and other factors as described above in “Near-term Operating Factors”. In 2011, similar to 2010, management reduced many ticket prices to help foster fan support and mitigate any near-term demand weakness. Admission revenues have declined from both fewer fans attending our race events and from lower average ticket prices. While lower ticket prices can affect operating margins as compared to historical levels, management believes these are prudent measures in the current operating environment.

The more significant racing schedule changes for the three months ended March 31, 2011 as compared to 2010 include:

•	AMS held one NASCAR Sprint Cup racing event in the first quarter 2010 that has been realigned to, and is scheduled to be held at, KyS in the third quarter 2011

•	CMS held one major NHRA racing event in the first quarter 2010 that was held in the second quarter 2011

Non-GAAP Financial Information and Reconciliation—Income (loss) from continuing operations, and diluted earnings (loss) per share from continuing operations before adjustment as set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income (loss) and diluted earnings (loss) per share and to income (loss) from continuing operations and diluted earnings (loss) per share from continuing operations. Non-GAAP income from continuing operations and diluted earnings per share from continuing operations below are derived by adjusting GAAP basis amounts as presented below. This non-GAAP financial information is presented nowhere else in this Quarterly Report. Management believes such non-GAAP information is useful and meaningful to investors because it adjusts for transactions that are not reflective of ongoing operating results. Management uses the non-GAAP information to assess the Company’s operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this adjusted information better reflects ongoing operating results. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income (loss), diluted earnings (loss) per share, or income (loss) and diluted earnings (loss) per share from continuing operations, determined in accordance with GAAP.

The following schedule reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP, all net of taxes. This schedule also separately presents net income (loss) and diluted earnings (loss) per share for the Company’s consolidated operations, discontinued operations, loss on early debt redemption and refinancing, and income (loss) from continuing operations, all net of taxes. See Note 5 to the Consolidated Financial Statements for additional information on the first quarter 2011 loss on early debt redemption and refinancing, and Note 11 to the Consolidated Financial Statements for additional information on discontinued operations.

	Three Months Ended March 31:
	2011	2010
	(in thousands, except per share amounts)
Consolidated net (loss) income using GAAP	$(1,518)	$8,978
Loss from discontinued operation	274	1,277

Consolidated (loss) income from continuing operations	(1,244)	10,255
Loss on early debt redemption and refinancing	4,458	—

Non-GAAP consolidated income from continuing operations	$3,214	$10,255

Consolidated diluted (loss) earnings per share using GAAP	$(0.04)	$0.21
Loss from discontinued operation	0.01	0.03

Consolidated diluted earnings per share from continuing operations	(0.03)	0.24
Loss on early debt redemption and refinancing	0.11	—

Non-GAAP diluted earnings per share from continuing operations	$0.08	$0.24

Three Months Ended March 31, 2011 Compared To Three Months Ended March 31, 2010

Total Revenues for the three months ended March 31, 2011 decreased by $31.8 million, or 26.8%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended March 31, 2011 decreased by $12.6 million, or 33.8%, from such revenue for the same period last year. This decrease reflects realignment of a NASCAR Sprint Cup race held at AMS in the first quarter 2010 that is now scheduled to be held at KyS in the third quarter 2011, and CMS holding a major NHRA racing event in the first quarter 2010 that was held in the second quarter 2011 (2011 Race Date Realignments). The decrease also reflects both lower overall admissions and lower average ticket prices at NASCAR-sanctioned racing events held in the current period. Excluding AMS’s 2011 Race Date Realignment, lower ticket prices constitute approximately 29% of the total decline in admissions revenues for NASCAR-sanctioned racing events as compared to the same period last year.

Event Related Revenue for the three months ended March 31, 2011 decreased by $7.4 million, or 21.7%, from such revenue for the same period last year. This decrease is due primarily to the AMS and CMS 2011 Race Date Realignments. The decrease also reflects declines of approximately 11% for event related revenues associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year. The overall decrease was partially offset by increases in track rentals and driving school revenues at certain Company speedways in the current period.

NASCAR Broadcasting Revenue for the three months ended March 31, 2011 decreased by $10.7 million, or 27.4%, from such revenue for the same period last year. This decrease is due primarily to the AMS 2011 Race Date Realignment. The overall decrease was partially offset by higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the three months ended March 31, 2011 decreased by $1.1 million, or 13.4%, from such revenue for the same period last year. This decrease is due primarily to lower non-event souvenir merchandising and, to a lesser extent, Oil-Chem revenues in the current period. The overall decrease was partially offset by an increase in US Legend Cars revenue in the current period.

Direct Expense of Events for the three months ended March 31, 2011 decreased by $4.7 million, or 23.3%, from such expense for the same period last year. This decrease is due primarily to the AMS and CMS 2011 Race Date Realignments. The decrease is also due to approximately 4% lower operating costs associated with NASCAR-sanctioned racing events held in the current period because of lower attendance, souvenir merchandise and other event related revenues as compared to the same period last year. Lower admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees and sales commissions. The decrease also reflects cost reduction efforts for outside event support services, facilities maintenance, and equipment rentals, among other event expenses.

NASCAR Purse and Sanction Fees for the three months ended March 31, 2011 decreased by $7.4 million, or 28.7%, from such expense for the same period last year. This decrease is due primarily to the AMS 2011 Race Date Realignment. The decrease also reflects, to a much lesser extent, lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the three months ended March 31, 2011 decreased by $767,000, or 12.5%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising and, to a lesser extent, Oil-Chem revenues, in the current period. The overall decrease was partially offset by an increase in operating costs associated with higher US Legend Cars revenue in the current period.

General and Administrative Expense for the three months ended March 31, 2011 decreased by $324,000, or 1.5%, from such expense for the same period last year. This decrease is due to a combination of individually insignificant items.

Depreciation and Amortization Expense for the three months ended March 31, 2011 decreased by $397,000, or 2.9%, from such expense for the same period last year. This decrease is due to a combination of individually insignificant items.

Interest Expense, Net for the three months ended March 31, 2011 was $11.2 million compared to $13.5 million for the same period last year. As further described in Note 5 to the Consolidated Financial Statements, the Company amended its Credit Facility, issued the 2011 Senior Notes and redeemed all outstanding Senior Subordinated Notes in the first quarter 2011. This change reflects the lower interest rates on 2011 Credit Facility borrowings, including the Term Loan, as compared to the Company’s former debt arrangements. The change also reflects, to a lesser degree, higher capitalized interest and lower total outstanding debt in the current period as compared to the same period last year.

Other Income, Net for the three months ended March 31, 2011 was $20,000 compared to other expense, net of $120,000 for the same period last year. This change is due to a combination of individually insignificant items.

Loss on Early Debt Redemption and Refinancing for the three months ended March 31, 2011 represents a charge to earnings of $7.4 million, before income taxes of $2.9 million, for the tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements as further described in Note 5 to the Consolidated Financial Statements.

Income Tax Provision. The Company’s effective income tax rate for the three months ended March 31, 2011 was 79.1%, or 40.0% after excluding the positive impact of net decreases in uncertain income tax position liabilities of prior years. The Company’s effective income tax rate for the three months ended March 31, 2010 was 40.5%.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, in the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. In the three months ended March 31, 2011, the Company incurred legal fees and other costs associated with efforts to sell its remaining foreign investment interest. In the three months ended March 31, 2010, the Company incurred costs primarily for legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any, and recovery of previously reserved receivables through favorable settlements.

Net Loss for the three months ended March 31, 2011 was $1.5 million compared to net income of $9.0 million for the same period last year. This change is due to the factors discussed above. Apart from the current period charge for early debt redemption and refinancing, approximately 63% of the decline in net income reflects realignment of the AMS NASCAR Sprint Cup Series and CMS NHRA Nationals race dates discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically met its working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in the Company’s financial condition and liquidity during the three months ended March 31, 2011 resulted primarily from:

(1)	net cash provided by operations amounting to $45.2 million;

(2)	borrowings of long-term debt amounting to $330.0 million;

(2)	repayments of long-term debt amounting to $334.5 million;

(3)	payment of quarterly cash dividends amounting to $4.2 million;

(4)	payment of debt redemption premium and refinancing costs amounting to $11.0 million;

(5)	repurchases of common stock amounting to $1.1 million; and

(6)	cash outlays for capital expenditures amounting to $29.3 million.

The Company had the following contractual obligations as of March 31, 2011 (in thousands):

	Payments Due By Period
Contractual Cash Obligations:(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Current liabilities, excluding deferred race event income, accrued and deferred income taxes	$50,908	$50,908	—	—	—
Long-term debt, bank credit facility and senior notes(2)	624,676	17,420	$34,957	$153,714	$418,585
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	3,033	—	—	3,033	–
Interest on fixed rate debt obligations	204,201	33,924	69,044	68,536	32,697
Interest on floating rate Credit Facility debt(3)	25,163	7,411	13,038	4,714	—
NASCAR purse and sanction fees(4)	101,895	101,895	—	—	—
Contracted capital expenditures(1)	10,194	10,194	—	—	—
Operating leases	3,176	1,034	910	626	606

Total Contractual Cash Obligations	$1,025,840	$222,786	$117,949	$230,623	$454,482

	Commitment Expiration By Period
Other Commercial Commitments:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit	$745	$745	—	—	—
Contingent guarantee obligations	3,834	2,608	$1,226	—	—

Total Other Commercial Commitments	$4,579	$3,353	$1,226

(1)	Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods; (b) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs; (c) income tax liabilities of approximately $2.3 million as of March 31, 2011 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (d) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $29.3 million in the three months ended March 31, 2011). As of March 31, 2011, we had contractual obligations for 2011 capital expenditures of approximately $10.2 million for the renovation, modernization and expansion of KyS, and leading-edge video and media technology equipment at CMS and NHMS.
(2)	Long-term debt payments reflect the amended and restated 2011 Credit Facility, including minimum required quarterly principal payments of $3.8 million under the Term Loan, and issuance of the 2011 Senior Notes as further described in Note 5 to the Consolidated Financial Statements. As of March 31, 2011, the Company had availability for borrowing up to an additional $49.3 million, including up to an additional $49.3 million in letters of credit.
(3)	Interest payments for the floating rate 2011 Credit Facility, including the Term Loan, are estimated based on outstanding borrowings aggregating $196.3 million after the 2011 financing transactions, and average interest rates of 3.8% in the three months ended March 31, 2011. The 2011 Credit Facility is scheduled to expire in January 2015, and no estimated interest payments beyond that date are reflected.
(4)	NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2011. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR purse and sanction fees. Fees for years after 2011 have not yet been negotiated, could increase or decrease, and could change substantially should future race schedules change.

FUTURE LIQUIDITY

As of March 31, 2011, our cash and cash equivalents totaled $87.4 million, short-term investments totaled $975,000, outstanding borrowings under the 2011 Credit Facility, including the Term Loan, amounted to $196.3 million, and outstanding letters of credit amounted to $745,000. At March 31, 2011, the Company had availability for borrowing up to an additional $49.3 million, including up to an additional $49.3 million in letters of credit, under the 2011 Credit Facility. At March 31, 2011, net deferred tax liabilities totaled $331.6 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

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

Amendment of Bank Credit Facility, Issuance of New Senior Notes, and Tender Offer and Redemption of Senior Subordinated Notes in 2011—In January 2011, we amended and restated our Credit Facility which, among other things, provides a four-year $100.0 million senior secured revolving credit facility and a four-year $150.0 million secured term loan. In February 2011, we completed a private placement of new 6 3/4% Senior Notes due 2019 in aggregate principal amount of $150.0 million and issued at par. Net proceeds, after commissions and fees, approximated $147.1 million. In

February and March 2011, we completed a tender offer and redeemed all outstanding 6 3/4% Senior Subordinated Notes previously due 2013 in aggregate principal amount of $298.3 million at 101.375%, and $31.7 million at 101.125%, with proceeds from the 2011 Senior Notes issuance, new Term Loan borrowings of $150.0 million, 2011 Credit Facility borrowings and cash on hand. Cash on hand aggregating approximately $11.0 million was also used to fund the tender offer redemption premium, settlement payments and transaction costs for all associated debt transactions. The tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $7.4 million, before income taxes of $2.9 million, was reflected as a charge to earnings in the first quarter 2011.

Our management and Board of Directors believes the 2011 Senior Notes offering, combined with the Credit Facility amendment and restatement, will provide us with reduced future interest costs, longer maturity, and a better combination of variable and fixed rate debt. The 2011 Credit Facility contains lower adjustable interest rate tiers and less restrictive financial ratio covenants. We retired fixed interest rate 6 3/4% Senior Subordinated Notes with a combination of variable interest rate 2011 Credit Facility borrowings and new fixed interest rate 6 3/4% 2011 Senior Note proceeds. At this time, interest rates for our 2011 Credit Facility borrowings, including the Term Loan, are lower than the retired 6 3/4% debt. Although these 2011 financing transactions did not substantially change our overall outstanding debt levels, the structured repayment of the $150.0 million Term Loan borrowings over four years is expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. The Term Loan requires quarterly principal payments of at least $3,750,000. The 2011 Credit Facility also contains a commitment fee ranging from 0.35% to 0.55% of unused amounts available for borrowing. The interest rate margins on 2011 Credit Facility borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios.

We were in compliance with all debt covenants as of March 31, 2011. Management believes the most restrictive financial covenant in our debt agreements, after the 2011 financing transactions, is the 2011 Credit Facility requirement for maintaining minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.00 to 1.0 on March 31, 2011, increasing to no less than 2.25 to 1.0 on December 31, 2011. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. However, we can provide no assurance that further deteriorations in our profitability or cash flows, or other unforeseen negative operating factors or conditions, would not result in non-compliance with this or any other debt covenant. Any such non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in Item 1A “Risk Factors” in our 2010 Annual Report, possible material adverse effects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

2011 Issuance of Senior Notes—In February 2011, we completed a private placement of new 6 3/4% Senior Notes in aggregate principal amount of $150.0 million. These 2011 Senior Notes were issued at par value and net proceeds, after commissions and fees, approximated $147.1 million. Those proceeds, along with new Term Loan borrowings of $150.0 million under the 2011 Credit Facility and cash on hand, were used to redeem tendered outstanding Senior Subordinated Notes as discussed above. We commenced an exchange offer for substantially identical notes registered under the Securities Act in April 2011, which is expected to be completed in May 2011. The 2011 Senior Notes mature in February 2019, and interest payments are due semi-annually on February 1 and August 1 commencing August 1, 2011. We may redeem some or all of the 2011 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017, and up to 35% of the 2011 Senior Notes before February 1, 2014 with proceeds from certain equity offerings at a redemption premium of 106.75% of par. We may also redeem some or all of the 2011 Senior Notes before February 1, 2015 at par plus a “make-whole” premium. In the event of a change of control, we must offer to repurchase the 2011 Senior Notes at 101% of par value.

2009 Senior Notes—The 8 3/4% Senior Notes were issued in 2009, mature in 2016 and interest payments are due semi-annually on June 1 and December 1. The Company may redeem some or all of the 2009 Senior Notes at annually declining redemption premiums ranging from 104.375% of par in fiscal years beginning June 1, 2013 to par after June 1, 2015, and up to 35% of the 2009 Senior Notes on or before June 1, 2012 with proceeds from certain equity offerings at a redemption premium. In the event of a change of control, the Company must offer to repurchase the 2009 Senior Notes at

101% of par value.

The 2011 Credit Facility contains a number of affirmative and negative financial covenants, including requirements that the Company maintain certain ratios of funded debt to EBITDA and EBIT to interest expense, and minimum net worth. The 2011 Credit Facility, and the Indentures governing the 2009 Senior Notes and the 2011 Senior Notes, among other things, contain restrictive and negative covenants that limit our ability to: incur additional debt; pay dividends and make distributions; incur liens; make specified types of investments; apply net proceeds from certain asset sales; engage in transactions with affiliates; merge or consolidate; sell equity interests of subsidiaries; enter into new lines of business; and sell, assign, transfer, lease, convey, or dispose of assets. The 2011 Credit Facility agreement, 2009 Senior Notes Indenture and 2011 Senior Notes Indenture contain cross-default provisions. See Note 5 to the Consolidated Financial Statements for additional information on the terms and conditions of our debt agreements.

2011 NASCAR Sprint Cup Race Date Realignment to Kentucky Speedway—As further described below in “Capital Expenditures” and Item 1A “Risk Factors” of our 2010 Annual Report, we plan to continue making significant renovations, improvements and other capital expenditures for our speedway facilities, particularly at KyS. The purchases of NHMS and KyS significantly increased our outstanding indebtedness and leverage. We are realigning an annual NASCAR Sprint Cup racing event from AMS to KyS beginning in 2011, and are presently renovating, modernizing and significantly increasing permanent seating, and overall facilities, at KyS. The expansion and improvements will involve material capital expenditures in 2011 and over several years in amounts not yet finalized, but could range up to $50.0 million or more. The profitability or success of these and other future capital projects are subject to numerous factors, conditions and assumptions, some of which are beyond our control, and if significantly negative or unfavorable, could result in asset impairments. Future capital spending in excess of current plans could significantly increase our future depreciation expense and outstanding indebtedness and leverage. Also, future results from realigning the NASCAR Sprint Cup racing event from AMS to KyS could significantly differ from management estimates, including unfavorably impacting the future success of our other racing events. Each of these factors, if significantly negative or unfavorable, could materially adversely affect our future financial condition or results of operations. Realignment of the Sprint Cup date from AMS in March to KyS in July is expected to result in later cash flow cycles each year as many tickets and event related revenues are sold well in advance and certain NASCAR broadcasting revenue payments are received after events are held.

General Economic Conditions—As further discussed in “General Factors and Current Operating Trends” and “Reaffirmed 2011 Earnings Guidance” above, various economic, industry and geopolitical factors have dampened, and could continue to dampen, consumer and corporate spending. We believe this reduced spending will continue to negatively impact admissions and event related revenues, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. Our operating results have benefited from relatively lower interest rates under the Credit Facility. Future economic conditions and financial markets could result in continuing increases in interest rates and other borrowing costs. At present outstanding debt levels, with increased exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows. These factors, as well as others, could make compliance with restrictive financial covenants more difficult. See Item 1A “Risk Factors” of our 2010 Annual Report for additional risk factors related to our indebtedness.

Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements—Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profits in recent years has resulted from television revenues received from NASCAR contracts with various television networks. As further described in Part I, Item 1 “Business” of our 2010 Annual Report, we participate in the combined eight-year NASCAR agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic television broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. This eight-year NASCAR broadcasting rights arrangement provides us with increases in annual contracted revenues through 2014 averaging 3% per year. Our contracted NASCAR broadcasting revenues totaled approximately $179 million for 2010, and are expected to approximate $185 million for 2011. In 2001, an ancillary rights package for NASCAR.com, NASCAR Radio, international and other broadcasting, NASCAR images, SportsVision, FanScan, specialty pay-per-view telecasts, and other media content distribution was reached with us, NASCAR and others in the motorsports industry. NASCAR has announced this industry-wide total ancillary rights package is for a 12-year period, which ends in 2013. NASCAR ratings can impact attendance at our events and sponsorship opportunities.

Management believes these long-term contracted revenue sources help stabilize our financial strength, earnings and cash flows. Future changes in race schedules would impact broadcasting revenues. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR may continue. The current eight-year television broadcasting agreement with various television networks was negotiated and contracted by NASCAR, and we are not a party to the agreement. Our share of these television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis for each NASCAR-sanctioned racing event scheduled to be held by us in the upcoming season (year). Under these annual agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements.

Stock Repurchase Program—Our Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4.0 million shares of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During the three months ended March 31, 2011, we repurchased 68,000 shares of common stock for approximately $1.0 million. As of March 31, 2011, we could repurchase up to an additional 555,000 shares under the current authorization.

CAPITAL EXPENDITURES

Management believes significant growth in our revenues depends, in part, on consistent investment in facilities. As such, we expect to continue to make substantial capital improvements in our facilities. Currently, a number of significant capital projects are underway.

At March 31, 2011, we had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at our speedways. In connection with realigning a NASCAR Sprint Cup racing event to KyS beginning in 2011, we are renovating, modernizing and significantly increasing permanent seating at KyS (amounts and exact number of seats are being finalized). We are also reconfiguring and expanding onsite roads, available parking, traffic patterns and entrances, and modernizing and expanding concessions, camping, restrooms and other KyS facilities. The contemplated expansion and improvements will likely involve material capital expenditures in 2011 and over several years in amounts not yet finalized, but which could range up to $50.0 million or more.

In 2011, we are making expenditures for leading-edge video and media technology to enhance the entertainment experience of race fans while attending events at CMS and NHMS, and for “green” initiatives at certain speedway facilities. Similar to prior years, we plan to continue modernizing and expanding concessions, luxury suites, camping and hospitality areas, restrooms and other fan amenities. We also plan to continue improving and expanding on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at our speedways.

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

DIVIDENDS

Any decision concerning the payment of quarterly or annual common stock dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under our various debt agreements, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 5 to the Consolidated Financial Statements, the 2011 Credit Facility allows aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million each year, increasable up to $75.0 million, subject to maintaining certain financial covenants. The 2009 Senior Notes Indenture and the 2011 Senior Notes Indenture permit dividend payments each year of up to $0.48 per share of common stock, increasable subject to meeting certain financial covenants.

On February 16, 2011, our Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on March 15, 2011 to shareholders of record as of March 1, 2011. This quarterly cash dividend was paid using available cash and cash investments.

On April 20, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share of common stock aggregating approximately $4.2 million payable on June 10, 2011 to shareholders of record as of May 20, 2011. This quarterly cash dividend will be paid using available cash and cash equivalents, subject to the limitations and considerations described in the preceding paragraph.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our 2011 Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of March 31, 2011, we had aggregate outstanding letters of credit of $745,000. Also, as of March 31, 2011, we had a contingent guarantee obligation associated with an equity investee limited to approximately $3.8 million (reduced to $2.5 million in April 2011 by equity investee payment as scheduled), which expires in 2013. Should the equity investee have insufficient future financial resources and such obligation remains due, we could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes no obligation should be recorded at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable, and the 2011 Credit Facility. See Note 2 to the Consolidated Financial Statements “Fair Value of Financial Instruments” for additional information on our financial instruments and fair value information.

A change in interest rates of one percent on our floating rate notes receivable and debt balances outstanding at March 31, 2011 would cause an approximate change in annual interest income of $31,000 and annual interest expense of $2.0 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

As discussed in “Liquidity and Capital Resources” above and in Note 5 to the Consolidated Financial Statements, our 2011 Credit Facility as amended in January 2011 provides for a four-year $100.0 million senior secured revolving credit facility and a four-year $150.0 million secured term loan (both with variable interest rates), expiring in January 2015.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of March 31, 2011 and December 31, 2010 (in thousands):

	Carrying Value		Fair Value
	2011	2010	2011	2010	Maturity Dates
Floating rate notes receivable(1)	$3,050	$3,145	$3,050	$3,145	Due on demand
Floating rate revolving Credit Facility, including Term Loan(2)	196,250	20,000	196,250	20,000	January 2015
6 3/4% Senior Notes	150,000	—	151,500	—	February 2019
8 3/4% Senior Notes(3)	268,586	268,275	301,125	295,625	June 2016
6 3/4% Senior Subordinated Notes	—	330,000	—	332,475	Previously due September 2011

(1)	Notes receivable bear interest based at 1% over prime.
(2)	The weighted average interest rate on borrowings under the 2011 Credit Facility in the three months ended March 31, 2011 and 2010 was 3.8% and 3.7%, respectively.
(3)	Carrying values at March 31, 2011 and December 31, 2010 are reflected net of debt issuance discount of $6.4 million and $6.7 million, respectively.

Other Market Risk—As described in “Liquidity and Capital Resources” above, we had aggregate outstanding standby letters of credit of $745,000 as of March 31, 2011. As described in “Off-Balance Sheet Arrangements” above, we also had a contingent guarantee obligation of approximately $3.8 million as of March 31, 2011.

As described in Note 2 to the Consolidated Financial Statements, as of March 31, 2011 and December 31, 2010, we had short-term investments in auction rate securities held in large, qualified financial institutional investment accounts that are classified as “trading” securities and carried at fair value. As of March 31, 2011 and December 31, 2010 and 2009, we had $975,000 invested in auction rate securities, which approximates estimated fair value. The municipality that issued these securities is experiencing significant financial difficulties and other challenges. Management has the ability and intends to hold these securities until the bond market recovers or prospects for less than full recovery become probable. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

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

Changes in Internal Controls Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting in the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. See Note 8 to the Consolidated Financial Statements for additional information on the Company’s legal proceedings and contingencies. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows. See Item 1A “Risk Factors” of our 2010 Annual Report for additional information on the Company’s liability insurance program and self-insured retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company had no unregistered sales of equity securities during the three months ended March 31, 2011.

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the 2010 Credit Facility, 2010 Senior Notes and Senior Subordinated Notes (see Note 5 to the Consolidated Financial Statements), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The program was first announced to the public on April 27, 2005. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. The Company could repurchase up to an additional 555,000 shares under the program as of March 31, 2011.

As set forth in the table below, the Company repurchased 68,000 shares of common stock on the open market for approximately $1.0 million during the three months ended March 31, 2011.

	Issuer Purchases of Equity Securities under Authorized Program as of March 31, 2011
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2011	26,000	$15.59	26,000	597,000
February 2011	19,000	14.77	19,000	578,000
March 2011	23,000	14.93	23,000	555,000

First Quarter 2011	68,000	$15.14	68,000	555,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement dated as of January 28, 2011 by and among SMI and Speedway Funding, LLC, as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including Bank of America, N.A., as agent for the lenders and a lender (the “2011 Credit Agreement”) (incorporated by reference to Exhibit 10.34 to SMI’s Registration Statement on Form S-4 filed April 8,

2011 (File No. 333-173390) (the “Form S-4”)).

10.2	Amended and Restated Pledge Agreement dated as of January 28, 2011 by and among SMI and the subsidiaries of SMI that are guarantors under the 2011 Credit Agreement, as pledgors, and Bank of America, N.A., as agent for the lenders and a lender under the 2011 Credit Agreement (incorporated by reference to Exhibit 10.35 to the Form S-4).

10.3	Purchase Agreement dated as of January 20, 2011 by and among SMI, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and SunTrust Robinson Humphrey, Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 10.1 to SMI’s Current Report on Form 8-K filed January 21, 2011).

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

(Registrant)

Date: May 4, 2011	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2011	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)