Form 10-Q
period 2011-06-30
SPEEDWAY MOTORSPORTS INC
filed 2011-08-03
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 2, 2011, there were 41,512,184 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$90,376	$92,200
Short-term investments	975	975
Accounts and notes receivable, net	54,864	42,509
Prepaid income taxes	11,141	11,431
Inventories, net	10,363	9,382
Prepaid expenses	4,500	4,317
Deferred income taxes	291	291
Current assets of discontinued operation	—	2,150

Total Current Assets	172,510	163,255
Notes and Other Receivables:
Affiliates	4,235	4,412
Other	4,468	4,623
Other Assets	30,377	27,655
Property and Equipment, Net	1,191,004	1,169,281
Other Intangible Assets, Net	394,966	394,972
Goodwill (Note 4)	138,717	187,326

Total	$1,936,277	$1,951,524

Liabilities and Stockholders' Equity
Current Liabilities:
Current maturities of long-term debt	$2,459	$2,381
Accounts payable	31,450	14,182
Deferred race event income, net	88,786	67,084
Accrued interest	6,266	3,865
Accrued expenses and other current liabilities	19,756	19,619

Total Current Liabilities	148,717	107,131
Long-term Debt	598,187	626,316
Payable to Affiliate	2,594	2,594
Deferred Income, Net	9,714	6,587
Deferred Income Taxes	345,278	333,947
Other Liabilities	4,692	8,712

Total Liabilities	1,109,182	1,085,287

Commitments and Contingencies (Notes 2, 5, 6, 8 and 11)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,534,000 in 2011 and 41,621,000 in 2010	451	450
Additional Paid-in Capital	244,074	243,132
Retained Earnings	664,437	702,558
Accumulated Other Comprehensive Loss	(53)	(72)
Treasury stock at cost, shares – 3,530,000 in 2011 and 3,398,000 in 2010	(81,814)	(79,831)

Total Stockholders’ Equity	827,095	866,237

Total	$1,936,277	$1,951,524

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30:
	2011	2010
Revenues:
Admissions	$31,282	$41,115
Event related revenue	51,904	54,941
NASCAR broadcasting revenue	62,401	73,362
Other operating revenue	7,492	8,224

Total Revenues	153,079	177,642

Expenses and Other:
Direct expense of events	28,948	33,167
NASCAR purse and sanction fees	37,684	47,593
Other direct operating expense	5,669	6,516
General and administrative	23,036	23,664
Depreciation and amortization	13,323	13,689
Interest expense, net	10,114	13,027
Impairment of goodwill (Note 4)	48,609	—
Loss on early debt redemption and refinancing (Note 5)	23	—
Other income, net	(12)	(507)

Total Expenses and Other	167,394	137,149

(Loss) Income from Continuing Operations Before Income Taxes	(14,315)	40,493
Provision for Income Taxes	(13,779)	(16,439)

(Loss) Income from Continuing Operations	(28,094)	24,054
Loss from Discontinued Operation, Net of Taxes (Note 11)	(179)	(1,034)

Net (Loss) Income	$(28,273)	$23,020

Basic (Loss) Earnings Per Share:
Continuing Operations	$(0.68)	$0.57
Discontinued Operation	—	(0.02)

Net (Loss) Income	$(0.68)	$0.55

Weighted Average Shares Outstanding	41,553	42,026

Diluted (Loss) Earnings Per Share:
Continuing Operations	$(0.68)	$0.57
Discontinued Operation	—	(0.02)

Net (Loss) Income	$(0.68)	$0.55

Weighted Average Shares Outstanding	41,553	42,026

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30:
	2011	2010
Revenues:
Admissions	$55,858	$78,241
Event related revenue	78,529	88,962
NASCAR broadcasting revenue	90,827	112,528
Other operating revenue	14,540	16,366

Total Revenues	239,754	296,097

Expenses and Other:
Direct expense of events	44,500	53,439
NASCAR purse and sanction fees	55,977	73,249
Other direct operating expense	11,043	12,657
General and administrative	44,539	45,491
Depreciation and amortization	26,573	27,336
Interest expense, net	21,361	26,575
Impairment of goodwill (Note 4)	48,609	—
Loss on early debt redemption and refinancing (Note 5)	7,456	—
Other income, net	(32)	(387)

Total Expenses and Other	260,026	238,360

(Loss) Income from Continuing Operations Before Income Taxes	(20,272)	57,737
Provision for Income Taxes	(9,066)	(23,428)

(Loss) Income from Continuing Operations	(29,338)	34,309
Loss from Discontinued Operation, Net of Taxes (Note 11)	(453)	(2,311)

Net (Loss) Income	$(29,791)	$31,998

Basic (Loss) Earnings Per Share:
Continuing Operations	$(0.71)	$0.81
Discontinued Operation	(0.01)	(0.05)

Net (Loss) Income	$(0.72)	$0.76

Weighted Average Shares Outstanding	41,574	42,106
Diluted (Loss) Earnings Per Share:
Continuing Operations	$(0.71)	$0.81
Discontinued Operation	(0.01)	(0.05)

Net (Loss) Income	$(0.72)	$0.76

Weighted Average Shares Outstanding	41,574	42,107

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2011	41,621	$450	$243,132	$702,558	$(72)	$(79,831)	$866,237
Net loss	—	—	—	(29,791)	—	—	(29,791)
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	19	—	19

Comprehensive loss							(29,772)

Share-based compensation	45	1	942	—	—	—	943
Quarterly cash dividends of $0.10 per share of common stock	—	—	—	(8,330)	—	—	(8,330)
Repurchases of common stock at cost	(132)	—	—	—	—	(1,983)	(1,983)

Balance, June 30, 2011	41,534	$451	$244,074	$664,437	$(53)	$(81,814)	$827,095

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(29,791)	$31,998
Loss from discontinued operation, net of tax	453	2,311
Cash provided (used) by operating activities of discontinued operation	1,697	(3,224)
Adjustments to reconcile income or loss from continuing operations to net cash provided by operating activities:
Impairment of goodwill	48,609	—
Loss on early debt redemption and refinancing	7,456	—
Deferred loan cost amortization	1,258	1,934
Interest expense accretion of debt discount	949	—
Depreciation and amortization	26,573	27,336
Amortization of deferred income	(1,380)	(960)
Deferred income tax provision	11,331	14,747
Share-based compensation	943	976
Changes in operating assets and liabilities:
Accounts and notes receivable	(12,130)	(15,709)
Prepaid and accrued income taxes	290	7,134
Inventories	(981)	995
Prepaid expenses	(183)	(248)
Accounts payable	7,099	6,549
Deferred race event income	20,632	(3,918)
Accrued expenses and other liabilities	2,313	2,022
Deferred income	258	188
Other assets and liabilities	(4,105)	831

Net Cash Provided By Operating Activities	81,291	72,962

Cash Flows from Financing Activities:
Borrowings under long-term debt	330,000	—
Principal payments on long-term debt	(359,000)	(30,808)
Payment of debt redemption premium and debt issuance costs	(11,336)	—
Dividend payments on common stock	(8,330)	(8,424)
Repurchases of common stock	(1,983)	(5,752)

Net Cash Used By Financing Activities	(50,649)	(44,984)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Six Months Ended June 30:
	2011	2010
Cash Flows from Investing Activities:
Payments for capital expenditures	$(32,850)	$(10,676)
Proceeds from sales of property and equipment	229	—
Decrease in other non-current assets	—	1,500
Repayment of notes and other receivables	155	148

Net Cash Used By Investing Activities	(32,466)	(9,028)

Net (Decrease) Increase In Cash and Cash Equivalents	(1,824)	18,950
Cash and Cash Equivalents at Beginning of Period	92,200	97,651

Cash and Cash Equivalents at End of Period	$90,376	$116,601

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$19,127	$26,790
Cash paid for income taxes	1,000	1,390
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	10,169	1,461
Increase in deferred income for exchange of property and equipment	5,350	—

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

Racing Events—In 2011, the Company plans to hold 23 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also plans to hold nine NASCAR Camping World Truck Series racing events, four NASCAR K&N Pro Series racing events, five IndyCar Series (IndyCar) racing events, six major National Hot Rod Association (NHRA) racing events, one US Legend Cars international circuit, and three World of Outlaws (WOO) racing events. In 2010, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events, eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, three IndyCar, six major NHRA, one US Legend Cars international circuit, three WOO, and one ARCA Series racing event.

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

The more significant racing schedule changes for the six months ended June 30, 2011 as compared to 2010 include:

•	AMS held one NASCAR Sprint Cup Series racing event in the first quarter 2010 that was realigned and held at KyS in the third quarter 2011

•	NHMS held one NASCAR Sprint Cup and one NASCAR Nationwide Series racing event in the second quarter 2010 that was held in the third quarter 2011

•	KyS held one NASCAR Nationwide Series racing event in the second quarter 2010 that was held in the third quarter 2011

•	CMS held one major NHRA racing event in the second quarter 2011 that was held in the first quarter 2010

Marketing Agreements—The Company has various marketing agreements for sponsorships, on-site advertising, hospitality and other promotional activities. Sponsorships generally consist of event, official, exclusive and facility naming rights agreements. These various marketing agreements can be event, speedway or period specific, or pertain to multiple events, speedways or years. The Company receives payments based on contracted terms. Marketing customers and agreement terms change from time to time. The Company recognizes contracted fee revenues, and associated expenses, as events or activities are conducted each year in accordance with the respective agreement terms. The Company’s marketing agreements sometimes include multiple specified elements such as sponsorships, tickets, hospitality, suites or on-site advertising in varying combinations for one or more events or contract periods, although there is typically a predominant element. Contracted revenues are allocated between admissions and event related revenue financial statement categories based on the relative fair or retail value of the respective multiple elements as such events or activities are conducted each year in accordance with the respective agreement terms. Certain marketing agreements contain elements of purchased property and equipment exchanged for multi-year marketing and other promotional activities at one or more of our facilities. The associated assets and deferred revenue are initially recorded based on their estimated fair or retail values, with assets then depreciated over estimated useful lives and deferred revenue recognized into income over respective agreement terms on a straight-line basis. The Company presently has one facility naming rights agreement that renamed Sears Point Raceway as Infineon Raceway, which expires in early 2012.

Joint Venture Equity Investment—The Company and International Speedway Corporation (ISC) equally own a joint venture (50% non-controlling interest) that operates independently under the name Motorsports Authentics (MA). MA’s operations consist principally of trackside, and to a lesser extent wholesale and retail, event souvenir merchandising as licensed and regulated under certain NASCAR Teams Licensing Trust agreements. The NASCAR Trust has the ability to significantly influence MA’s future operating conditions and results. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia.

As further described in Note 2 to the Consolidated Financial Statements in our 2010 Annual Report “Joint Venture Equity Investment Impairment”, the Company’s carrying value of its MA equity investment was $0 as of December 31, 2010 and June 30, 2011, reflecting sizable 2007 and 2009 impairment charges and MA’s historical operating results. Because of uncertainty about MA’s ability to achieve sustained profitability, management continues to believe MA’s estimated fair value is $0 under applicable authoritative impairment evaluation guidance. The Company’s share of undistributed equity deficit from equity investee losses included in the Company’s retained earnings was approximately $133,974,000 at both June 30, 2011 and December 31, 2010. There were no significant differences in investor cost and underlying equity in MA net assets at acquisition.

MA results for 2011 reflect that MA operations now consist principally of trackside event souvenir merchandising as licensed and regulated under the NASCAR Teams Licensing Trust formed in July 2010. MA results for 2011 and 2010 were negatively impacted by decreased attendance at motorsports racing events, recessionary conditions and reduced discretionary spending, and increased competition for products sold under non-exclusive MA licenses. Under equity method accounting, the Company no longer records its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, the Company’s second quarter and year-to-date 2011 and 2010 results were not impacted by MA’s operations under the equity method.

SMI and ISC have contingently guaranteed an MA obligation associated with one NASCAR team licensor of MA, which is scheduled for periodic reduction and elimination by MA payments through January 2013. As of June 30, 2011 and December 31, 2010, the Company’s contingent guarantee approximated $2.5 million and $5.0 million. Should MA not have sufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some future obligation could arise, the amount, if any, is not reasonably estimable at this time. Management believes the fair value of this guarantee is presently insignificant and no obligation has been recorded. Although not expected at this time, the Company could be required to record a charge related to the Company’s contingent guarantee obligation, if funding was required.

The following summarized financial information on MA’s operating results is presented for informational purposes (in thousands):

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Net sales	$10,858	$22,975	$16,698	$44,902
Gross profit	4,489	4,071	6,512	7,562
Income (loss) from continuing operations	493	(2,481)	(1,256)	(5,598)
Net income (loss)	493	(2,481)	(1,256)	(5,598)

Effective Income Tax Rates—The Company’s effective income tax rate for the three and six months ended June 30, 2011 was 40.0%, excluding the negative impact of recording no tax benefit related to the goodwill impairment charge further described in Note 4, and positive impact of net decreases in income tax position liabilities of prior years. The Company’s effective income tax rate for both the three and six months ended June 30, 2010 was 40.6%. The Company provides for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. The Company’s accounting for income taxes reflects management’s assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. The Company assesses the need for valuation allowances for deferred tax assets based on the sufficiency of estimated future taxable income and other relevant factors. Cash paid for income taxes as reflected on the consolidated statements of cash flows excludes any previous overpayments the Company may have elected to apply to income tax liabilities.

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

Income tax liabilities for unrecognized tax benefits approximate $552,000 and $2,879,000 as of June 30, 2011 and December 31, 2010, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Interest and penalties recognized on uncertain tax positions amounted to $20,000 and $107,000 for the three months ended June 30, 2011 and 2010, and $237,000 and $214,000 for the six months ended June 30, 2011 and 2010. As of June 30, 2011 and December 31, 2010, the Company had $660,000 and $2,324,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of June 30, 2011, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2006 through 2010 by the Georgia Department of Revenue and the California Franchise Tax Board, and 2007 through 2010 by all other taxing jurisdictions to which the Company is subject.

A reconciliation of the change in the total unrecognized tax benefits and other information for the six months ended June 30, 2011 and 2010 is as follows (in thousands):

	2011	2010
Beginning of period	$2,879	$5,081
Increases for tax positions of current year	—	—
Increases for tax positions of prior years	358	—
Decreases for tax positions of prior years	(2,196)	—
Decreases for settlements with taxing authorities	(489)	—
Reductions for lapse of applicable statute of limitations	—	—

End of period	$552	$5,081

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended June 30, 2011 and 2010 amounted to $1,754,000 and $1,873,000, and for the six months ended June 30, 2011 and 2010 amounted to $3,000,000 and $3,886,000.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 (in thousands):

			June 30, 2011		December 31, 2010
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$90,376	$90,376	$92,200	$92,200
Short-term investments	2	R	975	975	975	975
Marketable equity securities	1	R	44	44	12	12
Floating rate notes receivable	2	R	2,955	2,955	3,145	3,145

Liabilities (Note 5)
Floating rate revolving Credit Facility, including Term Loan	2	R	172,500	172,500	20,000	20,000
6 3/4% Senior Notes Payable due 2019	1	NR	150,000	150,375	—	—
8 3/4% Senior Notes payable due 2016	1	NR	268,896	298,375	268,275	295,625
6 3/4% Senior Subordinated Notes Payable previously due 2013	1	NR	—	—	330,000	332,475
Other long-term debt	2	NR	9,250	9,250	10,422	10,422

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Short-term investments consist principally of auction rate securities held in large, qualified financial institutional investment accounts. These investments are classified as “trading” securities and carried at fair value, and realized and unrealized gains or losses are included in the Company’s consolidated statements of operations. As of June 30, 2011 and December 31, 2010, the Company had $975,000 invested in auction rate securities, which approximates estimated fair value at this time. The municipality that issued these securities is experiencing significant financial difficulties and other challenges. Management has the ability and intends to hold these securities until the bond market recovers or prospects for less than full recovery become probable. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

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

KyS held an inaugural NASCAR Sprint Cup race in the third quarter 2011. Because of various traffic congestion issues, the Company is offering to exchange race tickets meeting certain criteria for tickets to an upcoming NASCAR Sprint Cup race at any Company speedway in 2011 or KyS in 2012, and to KyS’s upcoming NASCAR Camping World Truck or Indy Car Series fourth quarter 2011 race events. Cash refunds have not been offered. Although processing has begun, because the exchange offer is open through November 30, 2011, the Company is presently unable to determine the number of tickets or which race events or future reporting periods may ultimately be affected. Management believes these ticket exchanges will not have a material adverse effect on the Company’s future financial condition, results of operations or cash flows.

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

The FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” to improve the comparability, consistency and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity will be eliminated. All non-owner changes in stockholders’ equity will now require presentation either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and applied retrospectively. Early adoption is permitted. The Company is currently evaluating the potential impact that adoption will have on its financial position and results of operations.

3. INVENTORIES

Inventories consist of the following components (in thousands):

	June 30, 2011	December 31, 2010
Souvenirs and apparel	$4,419	$3,870
Finished vehicles, parts and accessories	5,231	4,760
Micro-lubricant® and other	713	752

Total	$10,363	$9,382

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At June 30, 2011 and December 31, 2010, inventories reflect provisions of $6,017,000 and $5,938,000.

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

Annual Assessment, Impairment of Goodwill. The Company follows applicable authoritative guidance on accounting for goodwill and other intangible assets which specifies, among other things, nonamortization of goodwill and requires testing of intangible assets with indefinite useful lives for possible impairment at least annually. The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary an operating segment and separate reporting unit principally because that is the lowest level for which discrete financial information is available to the Company’s segment managers and chief operating decision maker. No reporting units are aggregated for purposes of evaluating intangible assets for possible impairment. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in the Company’s core motorsports business. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. See Notes 2 and 5 to the Consolidated Financial Statements in our 2010 Annual Report for additional information on the Company’s assessment methodology and evaluation.

Management’s latest annual assessment of goodwill and other intangible assets in the second quarter 2011 indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset exceeded its associated carrying value except for one reporting unit, NHMS. The impairment evaluation was based predominately on management’s best estimate of future discounted operating cash flows and profitability for all reporting units, and considered the approved realignment of an annual NASCAR Sprint Cup racing event from AMS to KyS beginning in the third quarter 2011. Realignment of the race date from AMS to KyS resulted in no impairment of intangible or other long-lived assets. However, the evaluation indicated the carrying values for NHMS exceeded estimated fair value. As such, a non-cash impairment charge of $48,609,000 (with no income tax benefit) was reflected in the second quarter 2011 to reduce goodwill related to NHMS to estimated fair value. The Company previously reported that last year’s annual evaluation found the estimated fair value for this reporting unit exceeded carrying values by a relatively nominal amount. This year’s annual evaluation reflects lowered estimated future cash flows principally because of the severity and length of the recession extending beyond the Company’s previous forecast, reducing visibility on profitability recovery. The goodwill originated upon recording deferred tax liabilities associated with race date intangibles of $127.4 million established under purchase method accounting rules over and above NHMS’s net cash purchase price of $330.1 million paid in 2008. Those accounting rules required establishing such deferred tax liabilities assuming the Company would ultimately sell NHMS assets, and not stock, for tax reporting purposes. Those accounting rules prohibit elimination or adjustment notwithstanding such ultimate payment of taxes was, and still is, believed unlikely and that no sale is being contemplated. The impairment does not pertain to or affect the underlying value of the Company’s race date intangibles. The evaluation did not consider the possibility that management may realign one or more other NASCAR Sprint Cup Series racing events among its speedway facilities, which could result in net higher or improved future projected cash flows.

The inputs for measuring fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. The Company believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value as of June 30, 2011. The charge and associated operations are included in the Company’s “motorsports event related” reporting segment (see Note 10). Management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is temporary and not an indicator of further impairment. Management’s latest annual impairment assessment indicated no other impairment of goodwill or other intangible assets has occurred through and as of June 30, 2011, and there has since been no other events or circumstances which indicate possible unrecognized impairment as of June 30, 2011.

As of June 30, 2011 and December 31, 2010, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	June 30, 2011			December 31, 2010			Estimated Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	70	$(17)	53	70	$(11)	59	6

Total	$394,983	$(17)	$394,966	$394,983	$(11)	$394,972

There were no other changes in the gross carrying value of other intangible assets and goodwill during the six months ended June 30, 2011.

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

During the six months ended June 30, 2011, the Company borrowed $30,000,000 under the revolving credit facility and $150,000,000 under the Term Loan to fund the tender offer and early redemption of the senior subordinated notes further described below, and repaid $20,000,000 of revolving credit facility and $7,500,000 of Term Loan borrowings. At June 30, 2011 and December 31, 2010, outstanding borrowings under the Credit Facility were $30,000,000 and $20,000,000, and under the Term Loan were $142,500,000 and $0, respectively. As of June 30, 2011, outstanding letters of credit amounted to $745,000.

Issuance of New Senior Notes—In February 2011, the Company completed a private placement of new 6 3/4% Senior Notes in aggregate principal amount of $150,000,000 (the 2011 Senior Notes). These 2011 Senior Notes were issued at par value, and net proceeds, after commissions and fees, approximated $147,075,000. Net offering proceeds, along with new Term Loan borrowings of $150,000,000 under the 2011 Credit Facility and cash on hand, were used to redeem and retire all tendered outstanding senior subordinated notes as further discussed below. The Company completed an exchange offer for substantially identical notes registered under the Securities Act in May 2011.

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

2009 Senior Notes—In 2009, the Company completed a private placement, and a subsequent exchange offer for substantially identical notes registered under the Securities Act, of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275,000,000. These 2009 Senior Notes were issued at 96.8% of par value and net proceeds were used to reduce outstanding borrowings under the Credit Facility. Original debt issuance discount and deferred financing costs are being amortized over the associated seven-year note term. As of June 30, 2011 and December 31, 2010, the 2009 Senior Notes carrying value of $268,896,000 and $268,275,000 is reported net of unamortized issuance discount of $6,104,000 and $6,725,000, respectively.

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

Early Redemption of Senior Subordinated Notes—In the first quarter 2011, the Company completed a tender offer and redeemed $298,331,000 and $31,669,000 in aggregate principal amount of outstanding 6 3/4% Senior Subordinated Notes (Senior Subordinated Notes) at 101.375% and 101.25% of par, respectively, with proceeds from the 2011 Senior Notes issuance, Term Loan borrowings of $150,000,000 and cash on hand. The Senior Subordinated Notes were previously scheduled to mature in September 2013, guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries, and interest payments were due semi-annually on June 1 and December 1. Cash on hand aggregating approximately $11.3 million was also used to fund the redemption premium, settlement payments and transaction costs for all associated debt transactions.

The 2011 loss on early debt redemption and refinancing represents a first quarter (and nominal second quarter) charge to earnings for tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $7.5 million, before income taxes of $2.9 million.

The 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes contain certain requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, consolidation, mergers, transactions with affiliates, guarantees, asset sales, investments, distributions, redemptions and disposition of property. The 2011 Credit Facility agreement, 2009 Senior Notes Indenture and 2011 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes as of June 30, 2011.

Other Notes Payable—Long-term debt includes a non-interest bearing debt obligation associated with the Company’s December 2008 acquisition of Kentucky Speedway, payable in 60 monthly installments of $125,000 beginning in January 2009. As of June 30, 2011 and December 31, 2010, the obligation’s carrying value of $3,474,000 and $4,109,000, reflects a $276,000 and $391,000 discount, respectively, based on a 6% effective interest rate. Other long-term debt also includes a non-interest bearing debt obligation for additional purchase consideration, recorded in the fourth quarter 2010 upon satisfaction of certain triggering contingent conditions, associated with the Company’s purchase of KyS. The obligation is payable in 60 monthly installments of $125,000 beginning in January 2011. As of June 30, 2011 and December 31, 2010, the obligation’s carrying value of $5,776,000 and $6,313,000 reflects discounts of $974,000 and $1,187,000, respectively, based on a 7% effective interest rate.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended June 30:		Six Months Ended June 30:
	2011	2010	2011	2010
Gross interest costs	$11,036	$13,284	$23,153	$26,992
Less: capitalized interest costs	(840)	(152)	(1,625)	(204)

Interest expense	10,196	13,132	21,528	26,788
Interest income	(82)	(105)	(167)	(213)

Interest expense, net	$10,114	$13,027	$21,361	$26,575

Weighted-average interest rate on borrowings under bank Credit Facility	2.7%	3.8%	3.0%	3.8%

6. PER SHARE AND OTHER EQUITY INFORMATION The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (in thousands except per share amounts):
	Three Months Ended June 30:		Six Months Ended June 30:
	2011	2010	2011	2010
(Loss) income from continuing operations applicable to common stockholders and assumed conversions	$(28,094)	$24,054	$(29,338)	$34,309

Weighted average common shares outstanding	41,553	42,026	41,574	42,106
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	—	—	—	1

Weighted average common shares outstanding and assumed conversions	41,553	42,026	41,574	42,107

Basic (loss) earnings per share	$(0.68)	$0.57	$(0.71)	$0.81

Diluted (loss) earnings per share	$(0.68)	$0.57	$(0.71)	$0.81

Anti-dilutive common stock equivalents excluded in computing diluted (loss) earnings per share	1,397	1,621	1,397	1,620

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes (see Note 5), and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three and six months ended June 30, 2011, the Company repurchased 62,000 and 130,000 shares of common stock for $917,000 and $1,947,000, respectively. As of June 30, 2011, the Company could repurchase up to an additional 493,000 shares under the current authorization.

Declaration of Cash Dividends—To date in 2011, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock (in thousands except per share amounts):

Declaration date	February 16, 2011	April 20, 2011	July 20, 2011
Record date	March 1, 2011	May 20, 2011	August 19, 2011
Paid or payable to shareholders	March 15, 2011	June 10, 2011	September 9, 2011
Aggregate quarterly cash dividend	$4,173	$4,156	Approximately $4,200
Dividend per common share	$0.10	$0.10	$0.10

These quarterly cash dividends were or are expected to be paid using available cash and cash equivalents on hand.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliate at June 30, 2011 and December 31, 2010 include $4,235,000 and $4,412,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not require repayment before June 30, 2012, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2010 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with the affiliate. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $89,000 and $85,000 in the three months ended June 30, 2011 and 2010, and $177,000 and $169,000 in the six months ended June 30, 2011 and 2010. Any increases pertain to agreements in place before July 30, 2002.

Amounts payable to affiliate at June 30, 2011 and December 31, 2010 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because repayment is not required before June 30, 2012.

US Legend Cars, SMI Properties and Oil-Chem each lease office and warehouse facilities from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. For the three months ended June 30, 2011, rent expense amounted to $61,000 for US Legend Cars, $61,000 for SMI Properties and $16,000 for Oil-Chem. For the three months ended June 30, 2010, rent expense amounted to $62,000 for US Legend Cars, $61,000 for SMI Properties and $24,000 for Oil-Chem. For the six months ended June 30, 2011, rent expense amounted to $122,000 for US Legend Cars, $121,000 for SMI Properties and $37,000 for Oil-Chem. For the six months ended June 30, 2010, rent expense amounted to $123,000 for US Legend Cars, $121,000 for SMI Properties and $48,000 for Oil-Chem. At June 30, 2011 and December 31, 2010, amounts owed to Chartown were not significant.

Various SMI subsidiaries purchased, and had maintenance performed on, new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of $139,000 and $97,000 in the three months ended June 30, 2011 and 2010, and $275,000 and $97,000 in the six months ended June 30, 2011 and 2010. There were no vehicles sold to SAI in the three and six months ended June 30, 2011 or 2010. Also, SMI Properties sold merchandise to SAI totaling $170,000 and $354,000 in the three months ended June 30, 2011 and 2010, and $312,000 and $354,000 in the six months ended June 30, 2011 and 2010. Amounts due from SAI for these sales totaled $57,000 at June 30, 2011 and $157,000 at December 31, 2010.

Oil-Chem sold zMAX micro-lubricant® product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $427,000 and $401,000 for the three months ended June 30, 2011 and 2010, and $816,000 and $765,000 for the six months ended June 30, 2011 and 2010. At June 30, 2011 and December 31, 2010, approximately $196,000 and $114,000 was due from SAI to Oil-Chem. These amounts are reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. In the three months ended June 30, 2011 and 2010, merchandise purchases approximated $94,000 and $249,000, and merchandise sales and event related commissions approximated $676,000 and $1,016,000, respectively. In the six months ended June 30, 2011 and 2010, merchandise purchases approximated $375,000 and $950,000, and merchandise sales and event related commissions approximated $1,485,000 and $2,823,000, respectively. At June 30, 2011 and December 31, 2010, net amounts due from MA approximated $57,000 and $157,000, and are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of June 30, 2011 and December 31, 2010, and transactions for the three and six months ended June 30, 2011 and 2010, are summarized below (in thousands):

	Decembern31,	Decembern31,	Decembern31,	Decembern31,
			June 30, 2011	December 31, 2010
Notes and other receivables			$4,545	$4,736
Amounts payable to affiliates			2,594	2,673

	Three Months Ended June 30:		Six Months Ended June 30:
	2011	2010	2011	2010
Merchandise and vehicle purchases	$233	$346	$650	$1,047
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	1,368	1,866	2,803	4,132
Rent expense	138	147	280	292
Interest income	32	36	64	72
Interest expense	26	26	51	51

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick DenyefaNdiomu (Dr. Ndiomu), BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation). SAG, SA, Swift Aviation and Swift Transportation are collectively referred to as the “Swift Defendants”. SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP

Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, BronwenUK, Dr. Ndiomu, and the Swift Defendants under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against BronwenUK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On December 15, 2010, SMIL reached a negotiated settlement with the Swift Defendants, as a result of which SMIL dismissed its claims against only the Swift Defendants on December 29, 2010. The settlement did not have a material impact on the Company’s financial position, results of operations or cash flows. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. On February 15, 2011, the North Carolina Court of Appeals filed its opinion affirming the trial court’s ruling denying BNP France’s motion to dismiss. On March 22, 2011, BNP France filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals that affirmed the trial court’s ruling denying BNP France’s motion to dismiss. SMIL filed its response to the petition on April 4, 2011. The North Carolina Supreme Court has not ruled on the petition. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse, which motion was denied by the trial court on July 14, 2009. On August 11, 2009, BNP Suisse served notice it was appealing the trial court’s ruling. On February 15, 2011, the North Carolina Court of Appeals filed its opinion which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. On March 22, 2011, SMIL filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. BNP Suisse filed its response to the petition on April 4, 2011. The North Carolina Supreme Court has not ruled on the petition.

On May 9, 2008, Stephen Courey, Holand Leasing (1995) Ltd, and TAF Majestic Holdings S.A. (collectively, the Courey Plaintiffs) filed a personal injury lawsuit against Jim Russell Racing School (Russell), a former Company subsidiary, Tom Dyer (Mr. Dyer), a Russell instructor, and Emotive Experiential Performance, Inc. (Emotive), in the Superior Court of California, County of Sonoma. The Courey Plaintiffs allege that they have suffered personal injuries and property damage from an incident at IR on May 12, 2006. They allege negligence against Mr. Dyer and vicarious liability against Russell and Emotive. IR sold 100% of the stock of Russell to Emotive on December 10, 2006, eight months after the incident that allegedly caused Mr. Courey’s injuries. On April 27, 2009, IR received an indemnity demand from Emotive, Jim Russell Group, Inc. and Mr. Dyer seeking to have IR indemnify Russell, Emotive and Mr. Dyer with respect to the lawsuit filed by the Courey Plaintiffs. IR accepted Emotive’s indemnity tender in July 2009. The insurance company for Grand American Road Racing Association accepted the defense and indemnity of this matter on behalf of Mr. Dyer and Russell. IR continued to defend and indemnify Emotive until October 15, 2010, when the Courey Plaintiffs dismissed Emotive without prejudice. The trial for this matter commenced on March 25, 2011. Prior to the conclusion of the trial, a settlement was reached between the parties for an amount that did not have a material impact on the Company’s financial position, results of operations or cash flows. The settlement agreement for this matter was executed on April 14, 2011, and the case was dismissed with prejudice on May 4, 2011.

On June 16, 2009, Melissa Jenks, as guardian for Roderick Jenks, and individually, filed a lawsuit against New Hampshire Motor Speedway, Inc. (NHMS) and an employee, in the United States District Court for the District of New Hampshire. The lawsuit alleges that Mr. Jenks suffered a traumatic head injury after falling from a golf cart being driven by an NHMS employee, and asserts claims of negligence, vicarious liability, and loss of consortium. The lawsuit claims past medical expenses for Mr. Jenks in excess of $515,000, likely future medical and life skills expenses of approximately $3,000,000, lost wages of approximately $500,000, damages for pain and suffering of $7,500,000 and damages for loss of consortium of $1,000,000. NHMS denied all claims in its answer as filed with the court, and it continues to vigorously defend against the allegations. NHMS filed a motion for summary judgment on November 11, 2009, which was denied by the District Court on March 3, 2010. On September 28, 2010, the District Court allowed NHMS’ motion to add additional parties to the lawsuit responsible for distribution of the cart involved in the accident. NHMS has served those additional complaints and is pursuing possible contribution and indemnity via cross-claims and third-party claims. Discovery and motions practice is ongoing in this matter. This matter has been scheduled to begin trial on March 20, 2012.

9. STOCK COMPENSATION PLANS

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009—Awards under the 2004 Stock Incentive Plan (the 2004 Plan) may consist of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate in February 2014. No individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year. In the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. To date, all stock options granted under the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date. To date, stock options expire ten years from grant date and vest immediately or in equal installments over three years, and restricted stock and restricted stock units vest three years from grant date or in equal installments over three years.

The amendment and restatement of the 2004 Plan was adopted by the Board of Directors on February 10, 2009, and approved by stockholders at the 2009 Annual Meeting. The material amendments incorporated in the 2004 Plan include (a) provisions to allow the grant of restricted stock units; (b) eliminating the 1,000,000 share limit on the number of shares of common stock available under the 2004 Plan with respect to awards other than stock options; (c) changes to the provisions for performance-based awards consistent with similar provisions under the Company’s Incentive Compensation Plan, including additions to the permissible performance goals that can be used and how the goals can be designed; and (d) provisions in connection with Section 409A of the Internal Revenue Code. Restricted stock units are non-voting units of measurement that represent the contingent right to receive shares of common stock or the value of shares of common stock in the future, but no shares are actually awarded to recipients on the grant date. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement.

In the six months ended June 30, 2011, the Compensation Committee of the Company’s Board of Directors approved a grant of 35,000 shares of restricted stock under the Company’s performance-based Incentive Compensation Plan to the Company’s Vice Chairman and Chief Financial Officer, and 35,000 restricted stock units to the Company’s President and Chief Operating Officer, both subject to reaching certain defined full year 2011 earnings targets. As provided in the 2004 Plan, awards of restricted stock or restricted stock units generally remain subject to forfeiture and restrictions on transferability until vested. The vesting period expired during the six months ended June 30, 2011 for 19,824 shares issued under the performance-based Incentive Compensation Plan in 2008, and the Company repurchased 2,300 shares of common stock from a former executive-management employee for $36,000 related to settlement of income taxes on these shares. Cash flows associated with “cash-less” exercises are reflected as financing activities in the statement of cash flows.

In the six months ended June 30, 2010, the Compensation Committee approved a grant of 35,000 shares of restricted stock under the Company’s performance-based Incentive Compensation Plan to the Company’s Vice Chairman and Chief Financial Officer, and 35,000 restricted stock units to the Company’s President and Chief Operating Officer, both subject to reaching certain defined full year 2010 earnings targets. The performance period for these awards ended during the six months ended June 30, 2011 resulting in the forfeiture of 12,133 shares or units, as applicable, by each recipient. Also, the vesting period expired during the six months ended June 30, 2011 for one-third of the shares or units, as applicable, retained by each recipient resulting in the issuance of 7,622 shares of common stock to the

Company’s President and Chief Operating Officer in settlement of restricted stock units. These shares, along with 7,622 shares of restricted stock held by the Company’s Vice Chairman and Chief Financial Officer, are no longer subject to forfeiture or restrictions on transferability.

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

Under the 2008 Formula Plan, 100,000 shares of SMI’s common stock are reserved for issuance and awards are in the form of restricted stock. On the first business day following each annual meeting, beginning with the Company’s 2008 Annual Meeting, each non-employee director who is then a member of the Board shall receive a grant of restricted stock consisting of the number of shares equaling $60,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. In the six months ended June 30, 2011 and 2010, the Company awarded a total of 15,556 and 15,120 shares of restricted stock to non-employee directors, and a total of 15,120 and 19,168 shares previously granted to non-employee directors vested during these periods and are no longer subject to forfeiture or restrictions on transferability. All restricted stock awards were granted and vested in accordance with plan provisions.

Terminated Formula Stock Option Plan for Directors—The Formula Stock Option Plan, which was for the benefit of the Company’s non-employee directors, was suspended in December 2007 and a new plan, as further described above, was approved by stockholders at the 2008 Annual Meeting. The Formula Stock Option Plan was terminated upon approval of the new plan. Prior to plan suspension and termination, before February 1 each year, individual non-employee directors were awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the average fair market value per share for the ten-day period prior to award. Termination of the Formula Stock Option Plan did not adversely affect rights under any outstanding stock options previously granted. All options granted under this plan generally vested in six months, and expired ten years, from grant date.

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

Share-based compensation cost for the three months ended June 30, 2011 and 2010 totaled $486,000 and $538,000, before income taxes of $194,000 and $218,000, and for the six months ended June 30, 2011 and 2010 totaled $943,000 and $976,000, before income taxes of $377,000 and $396,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at June 30, 2011 or December 31, 2010. As of June 30, 2011, there was approximately $223,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 0.7 year, and none related to the 1994 Plan or the Formula Stock Option Plan. As of June 30, 2011, there was approximately $1,697,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.9 year.

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

The following segment information on continuing operations is for the three and six months ended June 30, 2011 and 2010, and as of June 30, 2011 and December 31, 2010 (in thousands):

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Three Months Ended June 30:
	2011			2010
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$148,142	$4,937	$153,079	$172,272	$5,370	$177,642
Depreciation and amortization	13,258	65	13,323	13,617	72	13,689
Impairment of goodwill (Note 4)	48,609	—	48,609	—	—	—
Operating (loss) income	(4,681)	491	(4,190)	52,705	308	53,013
Capital expenditures	23,723	133	23,856	7,535	5	7,540

	Six Months Ended June 30:
	2011			2010
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$230,093	$9,661	$239,754	$285,869	$10,228	$296,097
Depreciation and amortization	26,440	133	26,573	27,190	146	27,336
Impairment of goodwill (Note 4)	48,609	—	48,609	—	—	—
Operating income	7,710	803	8,513	83,551	374	83,925
Capital expenditures	53,049	137	53,186	10,636	40	10,676

	June 30, 2011			December 31, 2010
Other intangibles	$394,966	$—	$394,966	$394,972	$—	$394,972
Goodwill intangibles	138,717	—	138,717	187,326	—	187,326
Total assets	1,910,131	26,146	1,936,277	1,926,124	25,400	1,951,524

The following table reconciles segment operating income or loss above to consolidated income or loss before income taxes (both from continuing operations) for the periods indicated (in thousands):

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Three Months Ended June 30:		Six Months Ended June 30:
	2011	2010	2011	2010
Total segment operating (loss) income from continuing operations	$(4,190)	$53,013	$8,513	$83,925
Adjusted for:
Interest expense, net	(10,114)	(13,027)	(21,361)	(26,575)
Loss on early debt redemption and refinancing (Note 5)	(23)	—	(7,456)	—
Other income, net	12	507	32	387

Consolidated (loss) income from continuing operations before income taxes	$(14,315)	$40,493	$(20,272)	$57,737

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

SMIL presently owns an interest in one foreign entity owning certain oil and gas mineral rights in Russia, and significant uncertainties continue about its economic viability and ultimate recovery. In the second quarter 2010, SMIL sold its interest in one foreign entity to a third party owned by a former contracted service provider. These investments were reflected as fully impaired as of December 31, 2009 and through June 30, 2011. Sales consideration was based on the Company’s right to receive a specified portion of future profits (as defined), and the Company will receive a specified percentage of any gross sales price or prior year profits (as defined) should the interest be resold to another third party. No gain or loss from this sale was reflected because the Company has no remaining investment or liabilities. Also, because of uncertainty regarding recoverability, future gains, if any, would be recognized only if proceeds are received by the Company. At this time, the Company anticipates sale or transfer of the remaining foreign interest in 2011.

During the three and six months ended June 30, 2011, the Company incurred legal fees and other costs associated with efforts to sell its remaining foreign investment interest. Remaining estimated costs to sell or dispose, if any, have not yet been determined. During the three and six months ended June 30, 2010, the Company incurred costs primarily for legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any, and recovery of previously reserved receivables through favorable settlements. There were no revenues generated from oil and gas activities in the three and six months ended June 30, 2011 or 2010. No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation for any period presented. There were no associated income tax benefits for the three and six months ended June 30, 2011 or 2010. At December 31, 2010, current assets represented a receivable related to a favorable settlement received in January 2011. These costs, fees and assets are associated with and reflected in the discontinued oil and gas operations. At June 30, 2011, the Company had no outstanding standby letters of credit associated with oil and gas activities.

As of June 30, 2011 and December 31, 2010, all receivables associated with oil and gas activities are fully reserved except for a favorable settlement recorded as of December 31, 2010 and received by the Company in January 2011. The Company recorded receivables of approximately $46,000 and $705,000 for the three months ended June 30, 2011 and 2010, and $145,000 and $1,531,000 for the six months ended June 30, 2011 and 2010, under its profit and loss sharing arrangement with Oasis Trading Group LLC (a US entity which provided oil and gas management and operational services to the Company), for that entity’s reimbursable share of these costs. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability and recovery from future oil and gas activities no longer Company owned, as described above, or from legal proceedings. As such, uncertainty exists regarding recoverability and the Company has recorded allowances to fully reserve these possibly uncollectible amounts as of June 30, 2011 and December 31, 2010, which are reflected as a component of loss from discontinued operation. See Note 8 for information on legal proceedings associated with oil and gas activities.

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

“Other operating revenue” includes: certain merchandising revenues of SMI Properties and TSI; car and part sales of US Legend Cars; restaurant, catering and membership income from the Speedway Clubs at CMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant®; and industrial park and office rentals. “Earnings or losses on equity investees”, when presented, includes our 50% share of MA merchandising joint venture equity investee profits or losses. The Company’s revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than non-event merchandise sales, as well as sales of US Legend Cars, Oil-Chem, SMI Properties, TSI or other operating revenues.

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

Seasonality and Quarterly Results

In 2011, the Company plans to hold 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also plans to hold nine NASCAR Camping World Truck Series, four NASCAR K&N Pro Series, five IndyCar, six major NHRA, one US Legend Cars international circuit, and three WOO racing events. In 2010, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events, eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, three IndyCar, six major NHRA, one US Legend Cars international circuit, three WOO, and one ARCA Series racing event.

The Company’s business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. For example, one annual NASCAR Sprint Cup race was realigned from a first quarter event at AMS to a third quarter event at KyS beginning in 2011. This realignment is expected to impact future operating income positively in the third quarter and negatively in the first quarter. Racing schedules may change from time to time, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the three and six months ended June 30, 2011 and 2010 are not indicative of results that may be expected for the entire year because of such seasonality.

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

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General factors and current operating trends, including ongoing uncertainty due to weak economic conditions, high food and fuel prices, high unemployment and tightened credit and financial markets

•	Our long-term, multi-year contracted revenues are significant

•	Reaffirmed 2011 earnings guidance

Items discussed elsewhere in indicated sections of this report:

•	NASCAR Sprint Cup race date realignment to Kentucky Speedway (discussed below in “Future Liquidity”)

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

General Factors and Current Operating Trends—Our year-to-date results for the 2011 race season, on a comparable event basis, reflect decreases in admissions, luxury suite rentals, on-site advertising, souvenir merchandising, and other event related revenue categories. Management believes these revenues were negatively impacted by declines in consumer and corporate spending from the recession, high fuel prices, high unemployment, difficult credit and housing markets, and other economic factors as further described below. For our 2011 events, similar to 2010, management has reduced many ticket prices, and continues to offer extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and mitigate any near-term demand weakness. During the second quarter 2011, attendance at our racing events stabilized somewhat and, in some cases, improved. Admission revenues for the second quarter 2011 largely reflect lower average ticket prices, while year-to-date admissions reflect both lower average ticket prices and fewer fans attending our race events in the first quarter 2011. We have increased promotional activities to help offset the ongoing impact of these adverse economic and market conditions. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold well in advance. As such, it may take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

Many economic factors have dampened, and may continue to dampen, consumer and corporate spending, including adversely impacting recreational and entertainment spending, resulting in a negative impact on our motorsports and non-motorsports activities. Reduced consumer and corporate spending has, and we believe will continue to, negatively impact admissions, advertising and hospitality spending, concession and souvenir sales demand and luxury suite rentals, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. Low levels of consumer confidence, difficult residential real estate and mortgage markets, high unemployment, sizable stock market declines or volatility, tight consumer and business credit markets, among other recessionary conditions and economic factors, have dampened and may continue to dampen consumer spending. The strength of the US economy, including when and how much high unemployment rates will decrease, currently remain uncertain due to these factors. High or increasing fuel prices, particularly given the elevated geopolitical tensions in the Middle East and other foreign regions, and tight financial and credit markets, could significantly impact consumer spending, economic recovery and our future results. Government responses and actions may or may not successfully restore stability to the credit and consumer markets and improve economic conditions in the foreseeable future. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these severe conditions might improve cannot be determined at this time. Each of these negative factors, and particularly when combined, have and may further adversely impact various industries of our present and potential consumer and corporate customers, resulting in continued or further spending declines that could adversely impact our revenues and profitability.

For 2011, all of our NASCAR Sprint Cup and most of our Nationwide Series event sponsorships, and many for years beyond 2011, are already sold. Along with realigning an annual NASCAR Sprint Cup race date from AMS to KyS, an annual Sprint Cup race date for IR was held one week later in the second quarter 2011 than in 2010, and for NHMS two weeks later, moving to the third quarter 2011 from the second quarter 2010. The Company believes hosting the IR and NHMS racing events at these later dates will continue to help increase ticket demand due to being further into the summer vacation season and the prospects for better weather.

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

In 2011 and future seasons, as well as in past years, NASCAR has made, and will likely continue making, refinements to racing rules, championship points formats, technical changes and other adjustments as a sanctioning body to enhance on-track racing competition and excitement and generate additional fan interest. Such refinements include, among others, “double-file restarts”, changing from rear wings to spoilers on certain “Car of Tomorrow” models, earlier and consistent race start times, new qualifying procedures, multiple attempts at finishing races under the “green flag” and relaxing on-track rules and regulations. Also, NASCAR continues to refine the Sprint Cup Series championship points format which determines competitors’ eligibility for the Chase for the Championship. For example, NASCAR simplified this points system and introduced “wild-card” eligibility in 2011, attempting to place greater emphasis on winning races. NASCAR also changed the rules of participation so that race drivers can now compete for championship points in only one of NASCAR’s Sprint Cup, Nationwide or Camping World Series. These changes give additional points and benefits for winning races and are intended to make racing more competitive during the entire season. Also, female drivers such as Danica Patrick in the Nationwide Series, represent one of the many sizeable and largely untapped demographics in NASCAR racing. We believe these, as well as other ongoing industry developments, are favorable, long-term industry changes that provide us with many new marketing and future growth opportunities.

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

Our Long-term, Multi-year Contracted Revenues Are Significant—Much of our total revenue is generated under long-term contracts. For example, the term of the eight-year NASCAR television broadcast agreement is through 2014, and many of our sponsorships and other corporate marketing contracts are for multiple years. Also, we have contracted revenues under several long-term operating leases for various office, warehouse and industrial park space to various entities largely involved in motorsports. Management believes the substantial amount of total revenue generated under such long-term contracts helps stabilize our financial resilience and profitability, particularly during difficult economic conditions. Management believes the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. Our naming rights agreement that renamed Sears Point Raceway as Infineon Raceway expires in early 2012. The expiring agreement has provided significant contracted revenues over its ten-year term. However, the annual contracted revenue we receive under this agreement is not material. There can be no assurance we will execute any replacement agreements on acceptable terms. Future costs incurred for renaming the speedway facility, and replacing promotional signage, materials and merchandise, are not expected to have a material adverse effect on our future financial condition, operating results or cash flows.

Reaffirmed 2011 Earnings Guidance—In connection with our second quarter 2011 earnings release, management reaffirmed its previous full year 2011 guidance of $0.90-$1.20 per diluted share from continuing operations. This guidance excludes the first quarter 2011 charge for debt refinancing and second quarter 2011 impairment charge as further described below in “Future Liquidity” and “Results of Operations”, respectively. The wide range of earnings guidance reflects the continuing negative impact of uncertain economic conditions, as well as the timing and pace of economic recovery. High or increasing food and fuel prices or unemployment could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative information and non-GAAP financial information set forth below, among other things, helps in understanding and comparing our results of operations. Management believes admissions, many event related revenue categories, and other operating revenues reflected below continue to be negatively impacted by low consumer and corporate spending due to the weak economic conditions, high fuel prices, high unemployment, difficult consumer credit and housing markets, and other factors as described above in “Near-term Operating Factors”. In 2011, similar to 2010, management reduced many ticket prices to help foster fan support and mitigate any near-term demand weakness. During the second quarter 2011, attendance at our racing events stabilized somewhat and, in some cases, improved. Admission revenues for the second quarter 2011 largely reflect lower average ticket prices, while year-to-date admissions reflect both lower average ticket prices and fewer fans attending our race events in the first quarter 2011. While lower ticket prices can affect operating margins as compared to historical levels, management believes these are prudent measures in the current operating environment.

The more significant racing schedule changes for the six months ended June 30, 2011 as compared to 2010 include (hereafter referred to as the “2011 Race Date Realignments”):

•	AMS held one NASCAR Sprint Cup Series racing event in the first quarter 2010 that was realigned and held at KyS in the third quarter 2011

•	NHMS held one NASCAR Sprint Cup and one NASCAR Nationwide Series racing event in the second quarter 2010 that was held in the third quarter 2011

•

KyS held one NASCAR Nationwide Series racing event in the second quarter 2010 that was held in the third quarter 2011 (associated revenues and costs for a Nationwide Series race are typically much smaller than those of a NASCAR Sprint Cup Series race)

•	CMS held one major NHRA racing event in the second quarter 2011 that was held in the first quarter 2010

Non-GAAP Financial Information and Reconciliation—Income from continuing operations and diluted earnings per share from continuing operations before adjustment as set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income or loss, diluted earnings or loss per share, and income or loss and diluted earnings or loss per share from continuing operations. Non-GAAP income and diluted earnings per share from continuing operations below are derived by adjusting GAAP basis amounts as presented below. This non-GAAP financial information is presented nowhere else in this Quarterly Report. Management believes such non-GAAP information is useful and meaningful to investors because it adjusts for transactions that are not reflective of ongoing operating results. Management uses the non-GAAP information to assess our operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this adjusted information better reflects ongoing operating results. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or loss, diluted earnings or loss per share, or income or loss and diluted earnings or loss per share from continuing operations, determined in accordance with GAAP.

The following schedule reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP, all net of taxes. This schedule also separately presents net income or loss and diluted earnings or loss per share for our consolidated operations, discontinued operations, impairment of goodwill, loss on early debt redemption and refinancing, and income or loss from continuing operations, all net of taxes. Sees Note 4, 5, and 11 for additional information on the impairment of goodwill, loss on early debt redemption and refinancing and discontinued operations, respectively.

	Three Months Ended June 30:		Six Months Ended June 30:
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Consolidated net (loss) income using GAAP	$(28,273)	$23,020	$(29,791)	$31,998
Loss from discontinued operation	179	1,034	453	2,311

Consolidated (loss) income from continuing operations	(28,094)	24,054	(29,338)	34,309
Impairment of goodwill	48,609	—	48,609	—
Loss on early debt redemption and refinancing	14	—	4,471	—

Non-GAAP consolidated income from continuing operations	$20,529	$24,054	$23,742	$34,309

Consolidated diluted (loss) earnings per share using GAAP	$(0.68)	$0.55	$(0.72)	$0.76
Loss from discontinued operation	—	0.02	0.01	0.05

Consolidated diluted (loss) earnings per share from continuing operations	(0.68)	0.57	(0.71)	0.81
Impairment of goodwill	1.17	—	1.17	—
Loss on early debt redemption and refinancing	—	—	0.11	—

Non-GAAP diluted earnings per share from continuing operations	$0.49	$0.57	$0.57	$0.81

Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010

Total Revenues for the three months ended June 30, 2011 decreased by $24.6 million, or 13.8%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended June 30, 2011 decreased by $9.8 million, or 23.9%, from such revenue for the same period last year. This decrease is due primarily to NHMS holding one NASCAR Sprint Cup and one NASCAR Nationwide Series racing event in the second quarter 2010 that was held in the third quarter 2011. The decrease also reflects lower average ticket prices at NASCAR-sanctioned racing events held in the current period, and KyS holding one NASCAR Nationwide Series racing event in the second quarter 2010 that was held in the third quarter 2011. Excluding these three 2011 Race Date Realignments, although attendance stabilized somewhat and, in some cases, improved in the current period, the decline in admissions revenue is essentially due to lower average ticket prices for NASCAR-sanctioned racing events as compared to the same period last year. The overall decrease was partially offset by CMS holding a major NHRA racing event in the second quarter 2011 that was held in the first quarter 2010.

Event Related Revenue for the three months ended June 30, 2011 decreased by $3.0 million, or 5.5%, from such revenue for the same period last year. This decrease is due primarily to NHMS’s and KyS’s 2011 Race Date Realignments. The decrease also reflects declines of approximately 6% for event related revenues associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year. The overall decrease was partially offset by increases in track rentals, driving school, and food and beverage revenues at certain Company speedways in the current period, and by CMS’s NHRA Nationals Race Date Realignment.

NASCAR Broadcasting Revenue for the three months ended June 30, 2011 decreased by $11.0 million, or 14.9%, from such revenue for the same period last year. This decrease is due primarily to NHMS’s and, to a much lesser degree, KyS’s 2011 Race Date Realignments. The overall decrease was partially offset by higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the three months ended June 30, 2011 decreased by $732,000, or 8.9%, from such revenue for the same period last year. This decrease is due primarily to lower non-event souvenir merchandising and US Legend Cars revenues in the current period. The overall decrease was partially offset by an increase in Oil-Chem revenues in the current period.

Direct Expense of Events for the three months ended June 30, 2011 decreased by $4.2 million, or 12.7%, from such expense for the same period last year. This decrease is due primarily to NHMS’s and KyS’s 2011 Race Date Realignments. The decrease is also due to approximately 5% lower operating costs, including certain expense reduction initiatives, associated with NASCAR-sanctioned and other racing events held in the current period as compared to the same period last year. Lower admissions and event related revenues directly impact many event expenses such as sales and admission taxes, credit card processing fees and sales commissions. The overall decrease was partially offset by operating costs associated with CMS’s NHRA Nationals Race Date Realignment.

NASCAR Purse and Sanction Fees for the three months ended June 30, 2011 decreased by $9.9 million, or 20.8%, from such expense for the same period last year. This decrease is due primarily to the NHMS and KyS 2011 Race Date Realignments.

Other Direct Operating Expense for the three months ended June 30, 2011 decreased by $847,000, or 13.0%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising and US Legend Cars revenues in the current period. The overall decrease was partially offset by an increase in operating costs associated with higher Oil-Chem revenues in the current period.

General and Administrative Expense for the three months ended June 30, 2011 decreased by $628,000, or 2.7%, from such expense for the same period last year. This decrease is due to a combination of individually insignificant items, and reflects our cost reduction efforts.

Depreciation and Amortization Expense for the three months ended June 30, 2011 decreased by $366,000, or 2.7%, from such expense for the same period last year. This decrease is due to a combination of individually insignificant items.

Interest Expense, Net for the three months ended June 30, 2011 was $10.1 million compared to $13.0 million for the same period last year. As further described in Note 5 to the Consolidated Financial Statements, we amended our Credit Facility, issued the 2011 Senior Notes and redeemed all outstanding Senior Subordinated Notes in the first quarter 2011. This change reflects the lower interest rates on 2011 Credit Facility borrowings, including the Term Loan, as compared to our former debt arrangements. The change also reflects higher capitalized interest and lower total outstanding debt in the current period as compared to the same period last year.

Impairment of Goodwill for the three months ended June 30, 2011 represents a non-cash impairment charge (with no income tax benefit) to reduce the carrying value of goodwill related to NHMS to estimated fair value, resulting from our annual impairment assessment as further described in Note 4 to the Consolidated Financial Statements. This year’s annual evaluation reflects lowered estimated future cash flows principally because of the severity and length of the recession extending beyond our previous forecast, reducing visibility on profitability recovery. The goodwill originated upon recording deferred tax liabilities associated with race date intangibles established under purchase method accounting rules. Those rules required deferred tax liabilities be established assuming we would ultimately sell NHMS assets, and not stock, for tax reporting purposes, and prohibit elimination or adjustment notwithstanding such ultimate payment of taxes was, and still is, believed unlikely.

Loss on Early Debt Redemption and Refinancing for the three months ended June 30, 2011 represents nominal remaining costs associated with the first quarter 2011 debt redemption and refinancing transactions as further described in Note 5 to the Consolidated Financial Statements.

Other Income, Net for the three months ended June 30, 2011 was $12,000 compared to $507,000 for the same period last year. This change reflects income associated with certain SMI property recognized in the same period last year. There were no similar transactions in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for the three months ended June 30, 2011 was 40.0%, excluding the negative impact of recording no tax benefit related to the goodwill impairment charge and positive impact of net decreases in income tax position liabilities of prior years. Our effective income tax rate for the three months ended June 30, 2010 was 40.6%.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, in the fourth quarter 2008, we discontinued our oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. In the three months ended June 30, 2011, we incurred legal fees and other costs associated with efforts to sell our remaining foreign investment interest. In the three months ended June 30, 2010, we incurred costs primarily for legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any, and recovery of previously reserved receivables through favorable settlements.

Net Loss for the three months ended June 30, 2011 was $28.3 million compared to net income of $23.0 million for the same period last year. This change is due to the factors discussed above.

Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010

Total Revenues for the six months ended June 30, 2011 decreased by $56.3 million, or 19.0%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the six months ended June 30, 2011 decreased by $22.4 million, or 28.6%, from such revenue for the same period last year. This decrease is primarily due to the NHMS, AMS and KyS 2011 Race Date Realignments discussed above. The decrease also reflects both lower average ticket prices and lower overall admissions at NASCAR-sanctioned and other racing events held in the current period. Excluding these 2011 Race Date Realignments, lower ticket prices constitute approximately 74% of the total decline in admissions revenues for NASCAR-sanctioned racing events as compared to the same period last year.

Event Related Revenue for the six months ended June 30, 2011 decreased by $10.4 million, or 11.7%, from such revenue for the same period last year. This decrease is due primarily to the NHMS, AMS and KyS 2011 Race Date Realignments. The decrease also reflects declines of approximately 8% for event related revenues associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year. The overall decrease was partially offset by increases in track rentals and driving school revenues at certain Company speedways in the current period.

NASCAR Broadcasting Revenue for the six months ended June 30, 2011 decreased by $21.7 million, or 19.3%, from such revenue for the same period last year. This decrease is due primarily to the AMS, NHMS and KyS 2011 Race Date Realignments. The overall decrease was partially offset by higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the six months ended June 30, 2011 decreased by $1.8 million, or 11.2%, from such revenue for the same period last year. This decrease is due primarily to lower non-event souvenir merchandising and, to a lesser extent, Oil-Chem revenues in the current period. The overall decrease was partially offset by an increase in US Legend Cars revenue in the current period.

Direct Expense of Events for the six months ended June 30, 2011 decreased by $8.9 million, or 16.7%, from such expense for the same period last year. This decrease is due primarily to the AMS, NHMS and KyS 2011 Race Date Realignments. The decrease is also due to approximately 5% lower operating costs, including certain expense reduction initiatives, associated with NASCAR-sanctioned and other racing events held in the current period as compared to the same period last year. Lower admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees and sales commissions.

NASCAR Purse and Sanction Fees for the six months ended June 30, 2011 decreased by $17.3 million, or 23.6%, from such expense for the same period last year. This decrease is due primarily to the AMS, NHMS and KyS 2011 Race Date Realignments. The decrease also reflects, to a much lesser extent, lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the six months ended June 30, 2011 decreased by $1.6 million, or 12.8%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising revenues and, to a lesser extent, lower US Legends Cars operating costs in the current period.

General and Administrative Expense for the six months ended June 30, 2011 decreased by $1.0 million, or 2.1%, from such expense for the same period last year. This decrease is due to a combination of individually insignificant items, and reflects our cost reduction efforts.

Depreciation and Amortization Expense for the six months ended June 30, 2011 decreased by $763,000, or 2.8%, from such expense for the same period last year. This decrease is due to a combination of individually insignificant items.

Interest Expense, Net for the six months ended June 30, 2011 was $21.4 million compared to $26.6 million for the same period last year. As further described in Note 5 to the Consolidated Financial Statements, we amended our Credit Facility, issued the 2011 Senior Notes and redeemed all outstanding Senior Subordinated Notes in the first quarter 2011. This change reflects the lower interest rates on 2011 Credit Facility borrowings, including the Term Loan, as compared to our former debt arrangements. The change also reflects higher capitalized interest and lower total outstanding debt in the current period as compared to the same period last year.

Impairment of Goodwill for the six months ended June 30, 2011 represents a non-cash impairment charge (with no income tax benefit) to reduce the carrying value of goodwill related to NHMS to estimated fair value, resulting from our annual impairment assessment as further described in Note 4 to the Consolidated Financial Statements. This year’s annual evaluation reflects lowered estimated future cash flows principally because of the severity and length of the recession extending beyond our previous forecast, reducing visibility on profitability recovery. The goodwill originated upon recording deferred tax liabilities associated with race date intangibles established under purchase method accounting rules. Those rules required deferred tax liabilities be established assuming we would ultimately sell NHMS assets, and not stock, for tax reporting purposes, and prohibit elimination or adjustment notwithstanding such ultimate payment of taxes was, and still is, believed unlikely.

Loss on Early Debt Redemption and Refinancing for the six months ended June 30, 2011 represents a charge to earnings before income taxes of $2.9 million, for the tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements as further described in Note 5 to the Consolidated Financial Statements.

Other Income, Net for the six months ended June 30, 2011 was $32,000 compared to $387,000 for the same period last year. This change reflects income associated with certain SMI property recognized in the same period last year. There were no similar transactions in the current period. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for the six months ended June 30, 2011 was 40.0%, excluding the negative impact of recording no tax benefit related to the goodwill impairment charge and positive impact of net decreases in income tax position liabilities of prior years. Our effective income tax rate for the six months ended June 30, 2010 was 40.6%.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, in the fourth quarter 2008, we discontinued our oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. In the six months ended June 30, 2011, we incurred legal fees and other costs associated with efforts to sell our remaining foreign investment interest. In the six months ended June 30, 2010, we incurred costs primarily for legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any, and recovery of previously reserved receivables through favorable settlements.

Net Loss for the six months ended June 30, 2011 was $29.8 million compared to net income of $32.0 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the six months ended June 30, 2011 resulted primarily from:

(1)	net cash provided by operations amounting to $81.3 million;

(2)	borrowings of long-term debt amounting to $330.0 million;

(2)	repayments of long-term debt amounting to $359.0 million;

(3)	payment of quarterly cash dividends amounting to $8.3 million;

(4)	payment of debt redemption premium and refinancing costs amounting to $11.3 million;

(5)	repurchases of common stock amounting to $2.0 million; and

(6)	cash outlays for capital expenditures amounting to $32.9 million.

Cash flows from operations for the six months ended June 30, 2011 as compared to the same period last year reflect unrecognized net deferred race event income associated with the 2011 Race Date Realignments for AMS, NHMS and KyS as further described above in “Results of Operations”.

The Company had the following contractual obligations as of June 30, 2011 (in thousands):

	Payments Due By Period
Contractual Cash Obligations:(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Current liabilities, excluding deferred race event income, accrued and deferred income taxes	$57,473	$57,473	—	—	—
Long-term debt, bank credit facility and senior notes(2)	600,646	17,459	$34,661	$398,526	$150,000
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	3,028	—	—	3,028	—
Interest on fixed rate debt obligations	195,495	33,885	68,964	66,489	26,157
Interest on floating rate credit facility debt(3)	14,165	4,486	7,741	1,938	—
NASCAR purse and sanction fees(4)	64,213	64,213	—	—	—
Operating leases	3,071	1,132	785	621	533

Total Contractual Cash Obligations	$940,685	$178,648	$112,151	$470,602	$179,284

	Commitment Expiration By Period
Other Commercial Commitments:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit	$745	$745	—	—	—
Contingent guarantee obligations	2,477	1,251	$1,226	—	—

Total Other Commercial Commitments	$3,222	$1,996	$1,226	—	—

(1)	Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods; (b) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs; (c) income tax related liabilities of approximately $1.2 million as of June 30, 2011 due to uncertainty on the timing of related payments, if any; and (d) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $32.9 million in the six months ended June 30, 2011).
(2)	Long-term debt payments reflect the amended and restated 2011 Credit Facility, including minimum required quarterly principal payments of $3.8 million under the Term Loan, and issuance of the 2011 Senior Notes as further described in Note 5 to the Consolidated Financial Statements. As of June 30, 2011, the Company had availability for borrowing up to an additional $69.3 million, including up to an additional $49.3 million in letters of credit.
(3)	Interest payments for the floating rate 2011 Credit Facility, including the Term Loan, are estimated based on period end outstanding borrowings aggregating $172.5 million and average interest rates of 3.0% in the six months ended June 30, 2011. The 2011 Credit Facility is scheduled to expire in January 2015, and no estimated interest payments beyond that date are reflected.
(4)	NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2011. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR purse and sanction fees. Fees for years after 2011 have not yet been negotiated, could increase or decrease, and could change substantially should future race schedules change.

FUTURE LIQUIDITY

As of June 30, 2011, our cash and cash equivalents totaled $90.4 million, short-term investments totaled $975,000, outstanding borrowings under the 2011 Credit Facility, including the Term Loan, amounted to $172.5 million, and outstanding letters of credit amounted to $745,000. At June 30, 2011, the Company had availability for borrowing up to an additional $69.3 million, including up to an additional $49.3 million in letters of credit, under the 2011 Credit Facility. At June 30, 2011, net deferred tax liabilities totaled $345.0 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

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

Amendment of Bank Credit Facility, Issuance of New Senior Notes, and Tender Offer and Redemption of Senior Subordinated Notes in 2011—In January 2011, we amended and restated our Credit Facility which, among other things, provides a four-year $100.0 million senior secured revolving credit facility and a four-year $150.0 million secured term loan. In February 2011, we completed a private placement of new 6 3/4% Senior Notes due 2019 in aggregate principal amount of $150.0 million and issued at par. Net proceeds, after commissions and fees, approximated $147.1 million. In February and March 2011, we completed a tender offer and redeemed all outstanding 6 3/4% Senior Subordinated Notes previously due 2013 in aggregate principal amount of $298.3 million at 101.375%, and $31.7 million at 101.125%, with proceeds from the 2011 Senior Notes issuance, new Term Loan borrowings of $150.0 million, 2011 Credit Facility borrowings and cash on hand. Cash on hand aggregating approximately $11.3 million was also used to fund the tender offer redemption premium, settlement payments and transaction costs for all associated debt transactions. The tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $7.5 million, before income taxes of $2.9 million, was reflected as a charge to earnings in the first quarter 2011 (and a nominal amount in the second quarter 2011).

Our management and Board of Directors believes the 2011 Senior Notes offering, combined with the Credit Facility amendment and restatement, will provide us with reduced future interest costs, longer maturity, and a better combination of variable and fixed rate debt. The 2011 Credit Facility contains lower adjustable interest rate tiers and less restrictive financial ratio covenants. We retired fixed interest rate 6 3/4% Senior Subordinated Notes with a combination of variable interest rate 2011 Credit Facility borrowings and new fixed interest rate 6 3/4% 2011 Senior Note proceeds. At this time, interest rates for our 2011 Credit Facility borrowings, including the Term Loan, are lower than the retired 6 3/4% debt. Although these 2011 financing transactions did not substantially change our overall outstanding debt levels, the structured repayment of the $150.0 million Term Loan borrowings over four years is expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. The Term Loan requires quarterly principal payments of at least $3.8 million. The 2011 Credit Facility also contains a commitment fee ranging from 0.35% to 0.55% of unused amounts available for borrowing. The interest rate margins on 2011 Credit Facility borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios.

We were in compliance with all debt covenants as of June 30, 2011. Management believes the most restrictive financial covenant in our debt agreements, after the 2011 financing transactions, is the 2011 Credit Facility requirement for maintaining minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.00 to 1.0 on June 30, 2011, increasing to no less than 2.25 to 1.0 on December 31, 2011. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. However, we can provide no assurance that further deteriorations in our profitability or cash flows, or other unforeseen negative operating factors or conditions, would not result in non-compliance with this or any other debt covenant. Any such non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in Item 1A “Risk Factors” in our 2010 Annual Report, possible material adverse effects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

2011 Issuance of Senior Notes—In February 2011, we completed a private placement of new 6 3/4% Senior Notes in aggregate principal amount of $150.0 million. These 2011 Senior Notes were issued at par value and net proceeds, after commissions and fees, approximated $147.1 million. Those proceeds, along with new Term Loan borrowings of $150.0 million under the 2011 Credit Facility and cash on hand, were used to redeem tendered outstanding Senior Subordinated Notes as discussed above. We completed an exchange offer for substantially identical notes registered under the

Securities Act in May 2011. The 2011 Senior Notes mature in February 2019, and interest payments are due semi-annually on February 1 and August 1 commencing August 1, 2011. We may redeem some or all of the 2011 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017, and up to 35% of the 2011 Senior Notes before February 1, 2014 with proceeds from certain equity offerings at a redemption premium of 106.75% of par. We may also redeem some or all of the 2011 Senior Notes before February 1, 2015 at par plus a “make-whole” premium. In the event of a change of control, we must offer to repurchase the 2011 Senior Notes at 101% of par value.

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

2011 NASCAR Sprint Cup Race Date Realignment to Kentucky Speedway—As further described below in “Capital Expenditures” and Item 1A “Risk Factors” of our 2010 Annual Report, we have made, and may continue to make, significant renovations, improvements and other capital expenditures for our speedway facilities, particularly at KyS. The purchases of NHMS and KyS significantly increased our outstanding indebtedness and leverage. We realigned an annual NASCAR Sprint Cup racing event from AMS to KyS beginning in 2011, and have renovated, modernized and significantly increased permanent seating, and overall facilities, at KyS. The expansion and improvements involve material capital expenditures in 2011 and over several years in amounts not yet finalized. The profitability or success of these and other future capital projects are subject to numerous factors, conditions and assumptions, some of which are beyond our control, and if significantly negative or unfavorable, could result in asset impairments. Future capital spending in excess of current plans could significantly increase our future depreciation expense and outstanding indebtedness and leverage. Also, future results from realigning the NASCAR Sprint Cup racing event from AMS to KyS could significantly differ from management estimates, including unfavorably impacting the future success of our other racing events. Each of these factors, if significantly negative or unfavorable, could materially adversely affect our future financial condition or results of operations. Realignment of the Sprint Cup date from AMS in March to KyS in July is expected to result in later cash flow cycles each year as many tickets and event related revenues are sold well in advance and certain NASCAR broadcasting revenue payments are received after events are held.

KyS held an inaugural NASCAR Sprint Cup race in the third quarter 2011. Because of various traffic congestion issues, the Company is offering to exchange race tickets meeting certain criteria for tickets to an upcoming NASCAR Sprint Cup race at any Company speedway in 2011 or KyS in 2012, and to KyS’s upcoming NASCAR Camping World Truck or Indy Car Series fourth quarter 2011 race events. Cash refunds have not been offered. Although processing has begun, because the exchange offer is open through November 30, 2011, the Company is presently unable to determine the number of tickets or which future race events or reporting periods may ultimately be affected. Management believes these ticket exchanges will not have a material adverse effect on the Company’s future financial condition, results of operations or cash flows.

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

Stock Repurchase Program—Our Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4.0 million shares of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During the six months ended June 30, 2011, we repurchased 130,000 shares of common stock for approximately $1.9 million. As of June 30, 2011, we could repurchase up to an additional 493,000 shares under the current authorization.

CAPITAL EXPENDITURES

Management believes significant growth in our revenues depends, in part, on consistent investment in facilities. As such, we expect to continue to make substantial capital improvements in our facilities. Currently, a number of significant capital projects are underway.

At June 30, 2011, we had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at our speedways. In connection with realigning a NASCAR Sprint Cup racing event to

KyS beginning in 2011, we renovated, modernized and significantly increased permanent seating at KyS. We also plan to continue reconfiguring and expanding on-site roads, available parking, traffic patterns and entrances, and modernizing and expanding concessions, camping, restrooms and other KyS facilities.

In 2011, we made expenditures for leading-edge video and media technology to enhance the entertainment experience of race fans while attending events at CMS and NHMS, and for “green” initiatives at certain speedway facilities. Similar to prior years, we continue modernizing and expanding concessions, luxury suites, camping and hospitality areas, restrooms and other fan amenities. We also continue improving and expanding on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at our speedways.

At this time, aggregate payments for capital expenditures in 2011 are estimated to approximate $50.0 to $60.0 million, including expenditures for KyS. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under our 2011 Credit Facility as needed. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our facilities, including:

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

To date in 2011, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock (in thousands except per share amounts):

Declaration date	February 16, 2011	April 20, 2011	July 20, 2011
Record date	March 1, 2011	May 20, 2011	August 19, 2011
Paid or payable to shareholders	March 15, 2011	June 10, 2011	September 9, 2011
Aggregate quarterly cash dividend	$4,173	$4,156	Approximately $4,200
Dividend per common share	$0.10	$0.10	$0.10

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our 2011 Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of June 30, 2011, we had aggregate outstanding letters of credit of $745,000. Also, as of June 30, 2011, we had a contingent guarantee obligation associated with an equity investee limited to approximately $2.5 million, which expires in 2013. Should the equity investee have insufficient future financial resources and such obligation remains due, we could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes no obligation should be recorded at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable and the 2011 Credit Facility. See Note 2 to the Consolidated Financial Statements “Fair Value of Financial Instruments” for additional information on our financial instruments and fair value information. A change in interest rates of one percent on our floating rate notes receivable and debt balances outstanding at June 30, 2011 would cause an approximate change in annual interest income of $30,000 and annual interest expense of $1.7 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

As discussed in “Liquidity and Capital Resources” above and in Note 5 to the Consolidated Financial Statements, our 2011 Credit Facility, as amended in January 2011, provides for a four-year $100.0 million senior secured revolving credit facility and a four-year $150.0 million secured term loan (both with variable interest rates), expiring in January 2015.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of June 30, 2011 and December 31, 2010 (in thousands):

	Carrying Value		Fair Value
	2011	2010	2011	2010	Maturity Dates
Floating rate notes receivable(1)	$2,955	$3,145	$2,955	$3,145	Due on demand
Floating rate revolving Credit Facility, including Term Loan(2)	172,500	20,000	172,500	20,000	January 2015
6 3/4% Senior Notes	150,000	—	150,375	—	February 2019
8 3/4% Senior Notes(3)	268,896	268,275	298,375	295,625	June 2016
6 3/4% Senior Subordinated Notes	—	330,000	—	332,475	Previously due September 2011

(1)	Notes receivable bear interest based at 1% over prime.
(2)	The weighted average interest rate on borrowings under the 2011 Credit Facility in the six months ended June 30, 2011 and 2010 was 3.0% and 3.8%, respectively.
(3)	Carrying values at June 30, 2011 and December 31, 2010 are reflected net of debt issuance discount of $6.1 million and $6.7 million, respectively.

Other Market Risk—As described in “Liquidity and Capital Resources” above, we had aggregate outstanding standby letters of credit of $745,000 as of June 30, 2011. As described in “Off-Balance Sheet Arrangements” above, we also had a contingent guarantee obligation of approximately $2.5 million as of June 30, 2011.

As described in Note 2 to the Consolidated Financial Statements, as of June 30, 2011 and December 31, 2010, we had short-term investments in auction rate securities held in large, qualified financial institutional investment accounts that are classified as “trading” securities and carried at fair value. As of June 30, 2011 and December 31, 2010 and 2009, we had $975,000 invested in auction rate securities, which approximates estimated fair value. The municipality that issued these securities is experiencing significant financial difficulties and other challenges. Management has the ability and intends to hold these securities until the bond market recovers or prospects for less than full recovery become probable. Management believes that further declines, if any, in the market value of these short-term investments are not likely to result in a significant loss to the Company.

Item 4. Controls and Procedures

Management Evaluation of Disclosure Controls and Procedures—Our Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Quarterly Report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) were effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting in the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various lawsuits in the normal course of business, some of which involve material claims. See Note 8 to the Consolidated Financial Statements for additional information on our legal proceedings and contingencies. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on our future financial position, results of operations or cash flows. See Item 1A “Risk Factors” of our 2010 Annual Report for additional information on our liability insurance program and self-insured retention.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the six months ended June 30, 2011.

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The program was first announced to the public on April 27, 2005. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. We could repurchase up to an additional 493,000 shares under the program as of June 30, 2011.

As set forth in the table below, we repurchased 130,000 shares of common stock on the open market for approximately $1.9 million during the six months ended June 30, 2011.

	Issuer Purchases of Equity Securities under Authorized Program as of June 30, 2011
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2011	26,000	$15.59	26,000	597,000
February 2011	19,000	14.77	19,000	578,000
March 2011	23,000	14.93	23,000	555,000

First Quarter 2011	68,000	15.14	68,000	555,000

April 2011	20,000	15.53	20,000	535,000
May 2011	20,000	15.12	20,000	515,000
June 2011	22,000	13.83	22,000	493,000

Second Quarter 2011	62,000	14.80	62,000	493,000

Total 2011	130,000	$14.98	130,000	493,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements in XBRL format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

(Registrant)

Date: August 3, 2011	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2011	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)