Form 10-Q
period 2011-09-30
SPEEDWAY MOTORSPORTS INC
filed 2011-11-03
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 2, 2011, there were 41,447,184 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$90,821	$92,200
Short-term investments	—	975
Accounts and notes receivable, net	42,453	42,509
Prepaid income taxes	11,276	11,431
Inventories, net	9,634	9,382
Prepaid expenses	2,879	4,317
Deferred income taxes	291	291
Current assets of discontinued operation	—	2,150

Total Current Assets	157,354	163,255
Notes and Other Receivables:
Affiliates	4,145	4,412
Other	2,889	4,623
Other Assets	29,069	27,655
Property and Equipment, Net	1,186,950	1,169,281
Other Intangible Assets, Net	394,960	394,972
Goodwill (Note 4)	138,717	187,326

Total	$1,914,084	$1,951,524

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,499	$2,381
Accounts payable	16,965	14,182
Deferred race event income, net	51,691	67,084
Accrued interest	9,742	3,865
Accrued expenses and other current liabilities	23,881	19,619

Total Current Liabilities	119,778	107,131
Long-term Debt	569,107	626,316
Payable to Affiliate	2,594	2,594
Deferred Income, Net	10,410	6,587
Deferred Income Taxes	361,179	333,947
Other Liabilities	4,706	8,712

Total Liabilities	1,067,774	1,085,287

Commitments and Contingencies (Notes 2, 5, 6, and 8)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,470,000 in 2011 and 41,621,000 in 2010	451	450
Additional Paid-in Capital	244,567	243,132
Retained Earnings	684,032	702,558
Accumulated Other Comprehensive Loss	(72)	(72)
Treasury stock at cost, shares – 3,594,000 in 2011 and 3,398,000 in 2010	(82,668)	(79,831)

Total Stockholders’ Equity	846,310	866,237

Total	$1,914,084	$1,951,524

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30:
	2011	2010
Revenues:
Admissions	$51,667	$39,656
Event related revenue	50,285	36,442
NASCAR broadcasting revenue	68,733	41,493
Other operating revenue	6,269	5,639

Total Revenues	176,954	123,230

Expenses and Other:
Direct expense of events	40,018	30,850
NASCAR purse and sanction fees	44,448	28,178
Other direct operating expense	5,029	4,803
General and administrative	23,328	20,490
Depreciation and amortization	13,922	13,661
Interest expense, net	10,172	12,720
Other expense, net	131	204

Total Expenses and Other	137,048	110,906

Income from Continuing Operations Before Income Taxes	39,906	12,324
Provision for Income Taxes	(16,003)	(5,330)

Income from Continuing Operations	23,903	6,994
Loss from Discontinued Operation, Net of Taxes (Note 11)	(158)	(535)

Net Income	$23,745	$6,459

Basic Earnings Per Share:
Continuing Operations	$0.58	$0.16
Discontinued Operation	(0.01)	(0.01)

Net Income	$0.57	$0.15

Weighted Average Shares Outstanding	41,497	41,836

Diluted Earnings Per Share:
Continuing Operations	$0.58	$0.16
Discontinued Operation	(0.01)	(0.01)

Net Income	$0.57	$0.15

Weighted Average Shares Outstanding	41,497	41,836

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended
	September 30:
	2011	2010
Revenues:
Admissions	$107,525	$117,897
Event related revenue	128,814	125,404
NASCAR broadcasting revenue	159,560	154,021
Other operating revenue	20,809	22,005

Total Revenues	416,708	419,327

Expenses and Other:
Direct expense of events	84,518	84,289
NASCAR purse and sanction fees	100,425	101,427
Other direct operating expense	16,072	17,460
General and administrative	67,867	65,981
Depreciation and amortization	40,495	40,997
Interest expense, net	31,533	39,295
Impairment of goodwill (Note 4)	48,609	—
Loss on early debt redemption and refinancing (Note 5)	7,456	—
Other expense (income), net	99	(183)

Total Expenses and Other	397,074	349,266

Income from Continuing Operations Before Income Taxes	19,634	70,061
Provision for Income Taxes	(25,069)	(28,758)

(Loss) Income from Continuing Operations	(5,435)	41,303
Loss from Discontinued Operation, Net of Taxes (Note 11)	(611)	(2,846)

Net (Loss) Income	$(6,046)	$38,457

Basic (Loss) Earnings Per Share:
Continuing Operations	$(0.13)	$0.98
Discontinued Operation	(0.02)	(0.06)

Net (Loss) Income	$(0.15)	$0.92

Weighted Average Shares Outstanding	41,548	42,016

Diluted (Loss) Earnings Per Share:
Continuing Operations	$(0.13)	$0.98
Discontinued Operation	(0.02)	(0.06)

Net (Loss) Income	$(0.15)	$0.92

Weighted Average Shares Outstanding	41,548	42,017

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional		Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity
Balance, January 1, 2011	41,621	$450	$243,132	$702,558	$(72)	$(79,831)	$866,237
Net loss	—	—	—	(6,046)	—	—	(6,046)
Change in net unrealized loss on marketable equity securities, net of tax	—	—	—	—	—	—	—

Comprehensive loss							(6,046)

Share-based compensation	45	1	1,435	—	—	—	1,436
Quarterly cash dividends of $0.10 per share of common stock	—	—	—	(12,480)	—	—	(12,480)
Repurchases of common stock at cost	(196)	—	—	—	—	(2,837)	(2,837)

Balance, September 30, 2011	41,470	$451	$244,567	$684,032	$(72)	$(82,668)	$846,310

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30:
	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(6,046)	$38,457
Loss from discontinued operation, net of tax	611	2,846
Cash provided (used) by operating activities of discontinued operation	1,539	(3,748)
Adjustments to reconcile income or loss from continuing operations to net cash provided by operating activities:
Impairment of goodwill	48,609	—
Loss on early debt redemption and refinancing, non-cash	2,981	—
Loss on disposals of property and equipment and other assets	232	—
Deferred loan cost amortization	1,898	2,765
Interest expense accretion of debt discount	1,409	—
Depreciation and amortization	40,495	40,997
Amortization of deferred income	(1,936)	(1,214)
Deferred income tax provision	27,232	20,641
Share-based compensation	1,436	1,518
Changes in operating assets and liabilities:
Accounts and notes receivable	628	4,636
Prepaid and accrued income taxes	155	6,356
Inventories	(252)	1,811
Prepaid expenses	1,438	748
Accounts payable	4,748	2,831
Deferred race event income	(16,585)	(32,146)
Accrued interest	5,877	11,550
Accrued expenses and other liabilities	3,924	2,461
Deferred income	1,037	259
Other assets and liabilities	(4,138)	1,593

Net Cash Provided By Operating Activities	115,292	102,361

Cash Flows from Financing Activities:
Borrowings under long-term debt	330,000	—
Principal payments on long-term debt	(373,500)	(51,190)
Payment of debt issuance costs	(6,861)	—
Dividend payments on common stock	(12,480)	(12,608)
Repurchases of common stock	(2,837)	(8,463)

Net Cash Used By Financing Activities	(65,678)	(72,261)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30:
	2011	2010
Cash Flows from Investing Activities:
Payments for capital expenditures	$(54,298)	$(16,586)
Proceeds from sale of short-term investments	975	—
Proceeds from sales of property and equipment	830	—
Decrease in other non-current assets	—	1,500
Repayment of notes and other receivables	1,500	223

Net Cash Used By Investing Activities	(50,993)	(14,863)

Net (Decrease) Increase In Cash and Cash Equivalents	(1,379)	15,237
Cash and Cash Equivalents at Beginning of Period	92,200	97,651

Cash and Cash Equivalents at End of Period	$90,821	$112,888

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$25,893	$39,619
Cash paid for income taxes	1,250	1,542
Supplemental Non-Cash Investing and Financing Activities Information:
(Decrease) increase in accounts payable for capital expenditures	(1,965)	2,078
Increase in deferred income for exchange of property and equipment	5,960	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation—The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operated subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (US Legend Cars), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. All note disclosures pertain to continuing operations unless otherwise indicated. See Note 1 to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K for further description of its business operations, properties and scheduled events.

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

The more significant racing schedule changes for the nine months ended September 30, 2011 as compared to 2010 include:

•

KyS held one realigned NASCAR Sprint Cup Series racing event in the third quarter 2011 that was held at AMS in the first quarter 2010, and held one NASCAR Nationwide Series racing event in the third quarter 2011 that was held in the second quarter 2010

•	NHMS held one NASCAR Sprint Cup and one NASCAR Nationwide Series racing event in the third quarter 2011 that were held in the second quarter 2010

•	AMS held one NASCAR Camping World Truck Series racing event in the third quarter 2011 that was held in the first quarter 2010

•	KyS held one IndyCar and one NASCAR Camping World Truck Series racing event in the third quarter 2010 that were held in the fourth quarter 2011

•	LVMS held one NASCAR Camping World Truck Series racing event in the third quarter 2010 that was held in the fourth quarter 2011

•	NHMS held a new IndyCar Series racing event in the third quarter 2011 that was not held in the same period last year

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

Joint Venture Equity Investment—The Company and International Speedway Corporation (ISC) equally own a joint venture (50% non-controlling interest) that operates independently under the name Motorsports Authentics (MA). MA’s operations consist principally of trackside, and to a lesser extent wholesale and retail, event souvenir merchandising as licensed and regulated under certain NASCAR Teams Licensing Trust (NASCAR Trust) agreements. The NASCAR Trust has the ability to significantly influence MA’s future operating conditions and results. MA’s products include die-cast scaled replicas of motorsports vehicles, apparel (including tee-shirts, hats and jackets), gifts and other memorabilia.

As further described in Note 2 to the Consolidated Financial Statements in our 2010 Annual Report “Joint Venture Equity Investment Impairment”, the Company’s carrying value of its MA equity investment was $0 as of December 31, 2010, reflecting sizable 2007 and 2009 impairment charges and MA’s historical operating results. Because of uncertainty about MA’s ability to achieve sustained profitability, management continues to believe MA's estimated fair value is $0 as of September 30, 2011 under applicable authoritative impairment evaluation guidance. The Company’s share of undistributed equity deficit from equity investee losses included in the Company’s retained earnings was approximately $133,974,000 at both September 30, 2011 and December 31, 2010. There were no significant differences in investor cost and underlying equity in MA net assets at acquisition.

MA results for 2011 reflect that MA operations now consist principally of trackside event souvenir merchandising as licensed and regulated under the NASCAR Teams Licensing Trust formed in July 2010. MA income from continuing operations and net income for 2010 results primarily from the accounting reversal of previously contracted accrued and unpaid royalties upon formation of the NASCAR Trust. MA results for 2011 and 2010 were negatively impacted by decreased attendance at motorsports racing events, recessionary conditions and reduced discretionary spending, and increased competition for products sold under non-exclusive MA licenses. Under equity method accounting, the Company no longer records its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, the Company’s third quarter and year-to-date 2011 and 2010 results were not impacted by MA’s operations under the equity method.

SMI and ISC have contingently guaranteed an MA obligation associated with one NASCAR team licensor of MA, which is scheduled for periodic reduction and elimination by MA payments through January 2013. As of September 30, 2011 and December 31, 2010, the Company’s contingent guarantee approximated $2.5 million and $5.0 million. Should MA not have sufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some future obligation could arise, the amount, if any, is not reasonably estimable at this time. Management believes the fair value of this guarantee is presently insignificant and no obligation has been recorded. Although not expected at this time, the Company could be required to record a charge related to the Company’s contingent guarantee obligation, if funding was required.

The following summarized financial information on MA’s operating results is presented for informational purposes (in thousands):

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Net sales	$9,407	$17,661	$26,105	$62,563
Gross profit	3,813	11,499	10,325	18,708
Income (loss) from continuing operations	27	7,973	(1,229)	2,022
Net income (loss)	27	7,973	(1,229)	2,022

Effective Income Tax Rates—The Company’s effective income tax rate for the three months ended September 30, 2011 was 40.1%. The effective income tax rate for the nine months ended September 30, 2011 was 127.7%, or 40.1% excluding the negative impact of recording no tax benefit related to the goodwill impairment charge further described in Note 4, and positive impact of net decreases in income tax position liabilities of prior years. The Company’s effective income tax rate for the three and nine months ended September 30, 2010 was 43.2% and 41.0%, respectively. The higher tax rates for those 2010 periods also reflect higher effective state income tax rates.

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

Income tax liabilities for unrecognized tax benefits approximate $552,000 and $2,879,000 as of September 30, 2011 and December 31, 2010, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Interest and penalties recognized on uncertain tax positions amounted to $16,000 and $107,000 for the three months ended September 30, 2011 and 2010, and $253,000 and $322,000 for the nine months ended September 30, 2011 and 2010. As of September 30, 2011 and December 31, 2010, the Company had $678,000 and $2,324,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of September 30, 2011, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2006 through 2010 by the Georgia Department of Revenue and the California Franchise Tax Board, and 2007 through 2010 by all other taxing jurisdictions to which the Company is subject. A reconciliation of the change in the total unrecognized tax benefits and other information for the nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	2011	2010
Beginning of period	$2,879	$5,081
Increases for tax positions of current year	—	—
Increases for tax positions of prior years	358	—
Decreases for tax positions of prior years	(2,196)	—
Decreases for settlements with taxing authorities	(489)	—
Reductions for lapse of applicable statute of limitations	—	—

End of period	$552	$5,081

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended September 30, 2011 and 2010 amounted to $2,222,000 and $2,567,000, and for the nine months ended September 30, 2011 and 2010 amounted to $5,222,000 and $6,453,000.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts and notes receivable, and marketable equity securities. Concentration of credit risk with respect to cash and cash equivalents is limited through placement with major high-credit qualified financial institutions. However, amounts placed often significantly exceed available insured limits. Concentrations of credit risk with respect to accounts receivable are limited due to the large numbers and wide variety of customers and customer industries and their broad geographical dispersion. Also, a significant portion of the Company’s accounts receivable typically pertain to advance revenues for specific events which are deferred until the event is held. As such, exposure to credit risk on such receivables that could adversely affect operating results is limited until recognition of the associated deferred race event income. The Company generally requires sufficient collateral equal to or exceeding note amounts, or accepts notes from high-credit quality entities or high net-worth individuals, limiting its exposure to credit risk. Amounts due from affiliates typically can be offset to the extent of amounts payable to affiliates, limiting the Company’s exposure to credit risk.

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

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 (in thousands):

			September 30, 2011		December 31, 2010
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$90,821	$90,821	$92,200	$92,200
Short-term investments	2	R	—	—	975	975
Marketable equity securities	1	R	11	11	12	12
Floating rate notes receivable	2	NR	2,860	2,860	3,145	3,145

Liabilities (Note 5)
Floating rate revolving Credit Facility, including Term Loan	2	NR	158,750	158,750	20,000	20,000
6 3/4% Senior Notes Payable due 2019	1	NR	150,000	142,500	—	—
8 3/4% Senior Notes payable due 2016	1	NR	269,206	287,375	268,275	295,625
6 3/4% Senior Subordinated Notes Payable previously due 2013	1	NR	—	—	330,000	332,475
Other long-term debt	2	NR	8,650	8,650	10,422	10,422

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Short-term investments consisted principally of auction rate securities held in large, qualified financial institutional investment accounts. These investments were classified as “trading” securities and carried at estimated fair value, and realized and unrealized gains or losses were included in the Company’s consolidated statements of operations. The Company’s $975,000 investment in auction rate securities as of December 31, 2010 was fully recovered in the third quarter 2011.

Other Contingencies—CMS’s property includes areas used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the CMS property ceased in 1992, but CMS currently allows certain property to be used for land clearing and inert debris landfilling. Landfilling for construction and demolition debris has ceased on the CMS property. Management believes the Company’s operations, including the landfills on its property, comply with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

KyS held an inaugural NASCAR Sprint Cup race in the third quarter 2011. Because of various traffic congestion issues, the Company is offering to exchange race tickets meeting certain criteria for tickets to an upcoming (after the offer date) NASCAR Sprint Cup race at any Company speedway in 2011 or KyS in 2012, and to KyS’s NASCAR Camping World Truck or IndyCar Series fourth quarter 2011 race events. Cash refunds have not been offered. Tickets exchanged for other NASCAR Sprint Cup events held in third quarter 2011 were not significant. As of September 30, 2011, the Company has deferred race event income of approximately $772,000 associated with estimated remaining ticket exchanges. Because the exchange offer is open through November 30, 2011, the Company is presently unable to determine the exact number of tickets or which race events or future reporting periods may ultimately be affected. Management believes these ticket exchanges will not have a material adverse effect on the Company’s future financial condition, results of operations or cash flows.

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

The FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” to improve the comparability, consistency and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity will be eliminated. All non-owner changes in stockholders’ equity will now require presentation either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and applied retrospectively. Early adoption is permitted. The Company is currently evaluating the potential impact that adoption will have on its financial statement presentation.

The FASB issued Accounting Standards Update No. 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” under which entities have the option to first assess qualitative factors to determine whether events or circumstances exist that lead to determining it is more likely than not that the reporting unit’s fair value is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If an entity concludes otherwise, it must perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing that with its carrying amount as prescribed under applicable authoritative guidance. If the carrying amount of a reporting unit exceeds its fair value, then the entity must perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described under applicable authoritative guidance. Under this update, entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test, and may resume performing the qualitative assessment in any subsequent period.

In concluding on whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, entities should consider the extent to which each adverse event or circumstance identified could affect the comparison of a reporting unit’s fair value with its carrying amount. Entities should place more weight on events and circumstances that most affect a reporting unit’s fair value or the carrying amount of its net assets, and should consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the reporting unit’s fair value is less than its carrying amount. Where recent fair value calculations have been performed, the difference between reporting unit fair value and carrying amount must be considered in deciding whether the first step of the impairment test is necessary. Under this update, the examples of events and circumstances that entities should consider in performing qualitative assessments about whether to proceed to the first step of the goodwill impairment test supersede the previous examples of events and circumstances that entities should consider when testing goodwill for impairment between annual tests. The examples of events and circumstances also supersede the previous examples of events and circumstances that entities having a reporting unit with a zero or negative carrying amount should consider in determining whether to perform the second step of the impairment test, used to measure the amount of the loss, if any. Under this update, entities are no longer permitted to carry forward detailed calculations of a reporting unit’s fair value from a prior year. This update does not change current guidance for testing other indefinite-lived intangible assets for impairment. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including goodwill impairment testing performed before September 15, 2011, provided an entity’s financial statements for the most recent annual or interim period have not been issued. At this time, management does not believe this guidance will impact the Company’s financial statements when effective.

3. INVENTORIES

Inventories consist of the following components (in thousands):

	September 30,	December 31,
	2011	2010
Souvenirs and apparel	$3,287	$3,870
Finished vehicles, parts and accessories	5,642	4,760
Micro-lubricant® and other	705	752

Total	$9,634	$9,382

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At September 30, 2011 and December 31, 2010, inventories reflect provisions of $5,811,000 and $5,938,000.

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

The inputs for measuring fair value are considered “Level 3” or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. The Company believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value. The charge and associated operations are included in the Company’s “motorsports event related” reporting segment (see Note 10). Management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is temporary and not an indicator of further impairment. Management’s latest annual impairment assessment indicated no other impairment of goodwill or other intangible assets has occurred, and there has since been no other events or circumstances which indicate possible unrecognized impairment as of September 30, 2011.

As of September 30, 2011 and December 31, 2010, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	70	$(23)	47	70	$(11)	59	6

Total	$394,983	$(23)	$394,960	$394,983	$(11)	$394,972

There were no other changes in the gross carrying value of other intangible assets and goodwill during the nine months ended September 30, 2011.

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

The 2011 Credit Facility contains a number of affirmative and negative financial covenants, including requirements that the Company maintain certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings before interest and taxes (EBIT) to interest expense, and minimum net worth. Negative covenants restrict, among other things, the incurrence and existence of liens, specified types of investments, restricted payments, dividends, equity and debt security repurchases, capital expenditures, transactions with affiliates, acquisitions, disposition of property, entering into new lines of business and incurring other debt. Indebtedness under the 2011 Credit Facility is guaranteed by all material operative Company subsidiaries except Oil-Chem and its subsidiaries (the Guarantors), and is secured by a pledge of all capital stock and limited liability company interests of the Guarantors.

Prior to the Credit Facility amendment, interest was based, at the Company’s option, upon LIBOR plus 2.50% to 3.75% or the greater of Bank of America’s prime rate, the Federal Funds rate plus 0.5% or the Eurodollar rate plus 1.0%, plus 1.5% to 2.75%. The 2009 Credit Facility also contained a commitment fee ranging from 0.35% to 0.60% of unused amounts available for borrowing.

During the nine months ended September 30, 2011, the Company borrowed $30,000,000 under the revolving credit facility and $150,000,000 under the Term Loan to fund the tender offer and early redemption of the senior subordinated notes further described below, and repaid $30,000,000 of revolving credit facility and $11,250,000 of Term Loan borrowings. At September 30, 2011 and December 31, 2010, outstanding borrowings under the Credit Facility were $20,000,000, and under the Term Loan were $138,750,000 and $0, respectively. As of September 30, 2011, outstanding letters of credit amounted to $745,000.

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

2009 Senior Notes—In 2009, the Company completed a private placement, and a subsequent exchange offer for substantially identical notes registered under the Securities Act, of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275,000,000. These 2009 Senior Notes were issued at 96.8% of par value and net proceeds were used to reduce outstanding borrowings under the Credit Facility. Original debt issuance discount and deferred financing costs are being amortized over the associated seven-year note term. As of September 30, 2011 and December 31, 2010, the 2009 Senior Notes carrying value of $269,206,000 and $268,275,000 is reported net of unamortized issuance discount of $5,794,000 and $6,725,000, respectively.

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

The 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes contain certain requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, and other limitations or prohibitions on incurring other indebtedness, pledges of assets to any third party, consolidation, mergers, transactions with affiliates, guarantees, asset sales, investments, distributions, redemptions and disposition of property. The 2011 Credit Facility agreement, 2009 Senior Notes Indenture and 2011 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes as of September 30, 2011.

Other Notes Payable—Long-term debt includes a non-interest bearing debt obligation associated with the Company’s December 2008 acquisition of KyS, payable in 60 monthly installments of $125,000 beginning in January 2009. As of September 30, 2011 and December 31, 2010, the obligation’s carrying value of $3,150,000 and $4,109,000, reflects a $225,000 and $391,000 discount, respectively, based on a 6% effective interest rate. Other long-term debt also includes a non-interest bearing debt obligation for additional purchase consideration, recorded in the fourth quarter 2010 upon satisfaction of certain triggering contingent conditions, associated with the Company’s purchase of KyS. The obligation is payable in 60 monthly installments of $125,000 beginning in January 2011. As of September 30, 2011 and December 31, 2010, the obligation’s carrying value of $5,500,000 and $6,313,000 reflects discounts of $875,000 and $1,187,000, respectively, based on a 7% effective interest rate.

Subsidiary Guarantees—Amounts outstanding under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes are guaranteed by all of SMI’s material operative subsidiaries except for Oil-Chem and its subsidiaries (which are presently non-material). These guarantees are full and unconditional and joint and several. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to the parent company.

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2011	2010	2011	2010
Gross interest costs	$10,793	$13,184	$33,946	$40,176
Less: capitalized interest costs	(551)	(355)	(2,176)	(560)

Interest expense	10,242	12,829	31,770	39,616
Interest income	(70)	(109)	(237)	(321)

Interest expense, net	$10,172	$12,720	$31,533	$39,295

Weighted-average interest rate on borrowings under bank Credit Facility	2.7%	4.0%	2.9%	3.8%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended September 30:		Nine Months Ended September 30:
	2011	2010	2011	2010
Income (loss) from continuing operations applicable to common stockholders and assumed conversions	$23,745	$6,459	$(6,046)	$38,457

Weighted average common shares outstanding	41,497	41,836	41,548	42,016
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	—	—	—	1

Weighted average common shares outstanding and assumed conversions	41,497	41,836	41,548	42,017

Basic earnings (loss) per share	$0.58	$0.16	$(0.13)	$0.98

Diluted earnings (loss) per share	$0.58	$0.16	$(0.13)	$0.98

Anti-dilutive common stock equivalents excluded in computing diluted earnings (loss) per share	1,397	1,600	1,397	1,599

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes (see Note 5), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three and nine months ended September 30, 2011, the Company repurchased 64,000 and 194,000 shares of common stock for $853,000 and $2,800,000, respectively. As of September 30, 2011, the Company could repurchase up to an additional 429,000 shares under the current authorization.

Declaration of Cash Dividends—To date in 2011, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock (in thousands, except per share amounts):

Declaration date	February 16, 2011	April 20, 2011	July 20, 2011	October 19, 2011
Record date	March 1, 2011	May 20, 2011	August 19, 2011	November 18, 2011
Paid or payable to shareholders	March 15, 2011	June 10, 2011	September 9, 2011	December 9, 2011
Aggregate quarterly cash dividend	$4,173	$4,156	$4,151	Approximately $4,150
Dividend per common share	$0.10	$0.10	$0.10	$0.10

These quarterly cash dividends were or are expected to be paid using available cash and cash equivalents on hand.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliate at September 30, 2011 and December 31, 2010 include $4,145,000 and $4,412,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not require repayment before September 30, 2012, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2010 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with the affiliate. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $90,000 and $86,000 in the three months ended September 30, 2011 and 2010, and $267,000 and $255,000 in the nine months ended September 30, 2011 and 2010. Any increases pertain to agreements in place before July 30, 2002.

Amounts payable to affiliate at September 30, 2011 and December 31, 2010 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because repayment is not required before September 30, 2012.

US Legend Cars, SMI Properties and Oil-Chem each lease office and warehouse facilities from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. For the three months ended September 30, 2011, rent expense amounted to $61,000 for US Legend Cars, $60,000 for SMI Properties and $16,000 for Oil-Chem. For the three months ended September 30, 2010, rent expense amounted to $61,000 for US Legend Cars, $61,000 for SMI Properties and $24,000 for Oil-Chem. For the nine months ended September 30, 2011, rent expense amounted to $183,000 for US Legend Cars, $181,000 for SMI Properties and $53,000 for Oil-Chem. For the nine months ended September 30, 2010, rent expense amounted to $184,000 for US Legend Cars, $182,000 for SMI Properties and $72,000 for Oil-Chem. At September 30, 2011 and December 31, 2010, amounts owed to Chartown were not significant.

Various SMI subsidiaries purchased, and had maintenance performed on, new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of $21,000 and $58,000 in the three months ended September 30, 2011 and 2010, and $296,000 and $155,000 in the nine months ended September 30, 2011 and 2010. There were no vehicles sold to SAI in the three and nine months ended September 30, 2011 or 2010. Also, SMI Properties sold merchandise to SAI totaling $167,000 and $109,000 in the three months ended September 30, 2011 and 2010, and $479,000 and $463,000 in the nine months ended September 30, 2011 and 2010. Amounts due from SAI for these sales totaled $79,000 at September 30, 2011 and $53,000 at December 31, 2010.

Oil-Chem sold zMAX micro-lubricant® product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $295,000 and $381,000 for the three months ended September 30, 2011 and 2010, and $1,111,000 and $1,146,000 for the nine months ended September 30, 2011 and 2010. At September 30, 2011 and December 31, 2010, approximately $168,000 and $114,000 was due from SAI to Oil-Chem. These amounts are reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions from MA for merchandise sold during Company events. In the three months ended September 30, 2011 and 2010, merchandise purchases approximated $197,000 and $209,000, and merchandise sales and event related commissions approximated $946,000 and $542,000, respectively. In the nine months ended September 30, 2011 and 2010, merchandise purchases approximated $572,000 and $1,159,000, and merchandise sales and event related commissions approximated $2,431,000 and $3,365,000, respectively. At September 30, 2011 and December 31, 2010, net amounts due from MA approximated $77,000 and $157,000, and are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of September 30, 2011 and December 31, 2010, and transactions for the three and nine months ended September 30, 2011 and 2010, are summarized below (in thousands):

	September 30, 2011	December 31, 2010
Notes and other receivables	$4,469	$4,736
Amounts payable to affiliates	2,594	2,673

	Three Months Ended September 30:		Nine Months Ended September 30:
	2011	2010	2011	2010
Merchandise and vehicle purchases	$218	$267	$868	$1,314
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	1,503	1,127	4,306	5,259
Rent expense	137	146	417	438
Interest income	31	35	95	107
Interest expense	26	26	77	77

8. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu (Dr. Ndiomu), BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation). SAG, SA, Swift Aviation and Swift Transportation are collectively referred to as the “Swift Defendants”. SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys’ fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On December 15, 2010, SMIL reached a negotiated settlement with the Swift Defendants, as a result of which SMIL dismissed its claims against only the Swift Defendants on December 29, 2010. The settlement did not have a material impact on the Company’s financial position, results of operations or cash flows. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: (1) the North Carolina court does not possess personal jurisdiction over BNP France; (2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and (3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France’s motion to dismiss based upon its contention that SMIL’s claims against it should be heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL’s claims, except for SMIL’s breach of contract claim against BNP France. On February 10, 2009, BNP France served notice it was appealing the trial court’s ruling with respect to its contention that SMIL’s claims against it should be heard in Geneva, Switzerland. On February 15, 2011, the North Carolina Court of Appeals filed its opinion affirming the trial court’s ruling denying BNP France’s motion to dismiss. On March 22, 2011, BNP France filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals that affirmed the trial court’s ruling denying BNP France’s motion to dismiss. SMIL filed its response to the petition on April 4, 2011. The North Carolina Supreme Court has not ruled on the petition. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse, which motion was denied by the trial court on July 14, 2009. On August 11, 2009, BNP Suisse served notice it was appealing the trial court’s ruling. On February 15, 2011, the North Carolina Court of Appeals filed its opinion, which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. On March 22, 2011, SMIL filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals, which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. BNP Suisse filed its response to the petition on April 4, 2011. The North Carolina Supreme Court has not ruled on the petition.

On June 16, 2009, Melissa Jenks, as guardian for Roderick Jenks, and individually, filed a lawsuit against New Hampshire Motor Speedway, Inc. and an employee, in the United States District Court for the District of New Hampshire. The lawsuit alleges that Mr. Jenks suffered a traumatic head injury after falling from a golf cart being driven by an NHMS employee, and asserts claims of negligence, vicarious liability, and loss of consortium. The lawsuit claims past medical expenses for Mr. Jenks in excess of $515,000, likely future medical and life skills expenses of approximately $3,800,000, and lost wages of approximately $500,000. Plaintiff has demanded $25 million. NHMS denied all claims in its answer as filed with the court, and it continues to vigorously defend against the allegations. NHMS filed a motion for summary judgment on November 11, 2009, which the District Court denied on March 3, 2010. On September 28, 2010, the District Court allowed NHMS’ motion to add additional parties to the lawsuit responsible for distribution of the cart involved in the accident. NHMS has served those additional complaints and is pursuing possible contribution and indemnity via cross-claims and third-party claims. Motions practice is ongoing in this matter. This matter has been scheduled to begin trial on March 20, 2012. Management does not believe the ultimate resolution of this matter will have a material adverse impact on the Company’s future financial position, results of operations or cash flows.

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

The amendment and restatement of the 2004 Plan was adopted by the Board of Directors on February 10, 2009, and approved by stockholders at the 2009 Annual Meeting. The material amendments incorporated in the 2004 Plan include (i) provisions to allow the grant of restricted stock units; (ii) eliminating the 1,000,000 share limit on the number of shares of common stock available under the 2004 Plan with respect to awards other than stock options; (iii) changes to the provisions for performance-based awards consistent with similar provisions under the Company’s Incentive Compensation Plan, including additions to the permissible performance goals that can be used and how the goals can be designed; and (iv) provisions in connection with Section 409A of the Internal Revenue Code. Restricted stock units are non-voting units of measurement that represent the contingent right to receive shares of common stock or the value of shares of common stock in the future, but no shares are actually awarded to recipients on the grant date. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement.

In the nine months ended September 30, 2011, the Compensation Committee of the Company’s Board of Directors approved a grant of 35,000 shares of restricted stock under the Company’s performance-based Incentive Compensation Plan to the Company’s Vice Chairman and Chief Financial Officer, and 35,000 restricted stock units to the Company’s President and Chief Operating Officer, both subject to reaching certain defined full year 2011 earnings targets. As provided in the 2004 Plan, awards of restricted stock or restricted stock units generally remain subject to forfeiture and restrictions on transferability until vested. The vesting period expired during the nine months ended September 30, 2011 for 19,824 shares issued under the performance-based Incentive Compensation Plan in 2008, and the Company repurchased 2,300 shares of common stock from a former executive-management employee for $36,000 related to settlement of income taxes on these shares. Cash flows associated with “cash-less” exercises are reflected as financing activities in the statement of cash flows.

In the nine months ended September 30, 2010, the Compensation Committee approved a grant of 35,000 shares of restricted stock under the Company’s performance-based Incentive Compensation Plan to the Company’s Vice Chairman and Chief Financial Officer, and 35,000 restricted stock units to the Company’s President and Chief Operating Officer, both subject to reaching certain defined full year 2010 earnings targets. The performance period for these awards ended during the nine months ended September 30, 2011 resulting in the forfeiture of 12,133 shares or units, as applicable, by each recipient. Also, the vesting period expired during the nine months ended September 30, 2011 for one-third of the shares or units, as applicable, retained by each recipient resulting in the issuance of 7,622 shares of common stock to the Company’s President and Chief Operating Officer in settlement of restricted stock units. These shares, along with 7,622 shares of restricted stock held by the Company’s Vice Chairman and Chief Financial Officer, are no longer subject to forfeiture or restrictions on transferability.

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

Under the 2008 Formula Plan, 100,000 shares of SMI’s common stock are reserved for issuance and awards are in the form of restricted stock. On the first business day following each annual meeting, beginning with the Company’s 2008 Annual Meeting, each non-employee director who is then a member of the Board receives a grant of restricted stock consisting of the number of shares equaling $60,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. In the nine months ended September 30, 2011 and 2010, the Company awarded a total of 15,556 and 15,120 shares of restricted stock to non-employee directors, and a total of 15,120 and 19,168 shares previously granted to non-employee directors vested during these periods and are no longer subject to forfeiture or restrictions on transferability. All restricted stock awards were granted and vested in accordance with plan provisions.

Terminated Formula Stock Option Plan for Directors—The Formula Stock Option Plan, which was for the benefit of the Company’s non-employee directors, was suspended in December 2007, and the 2008 Formula Plan was approved by stockholders at the 2008 Annual Meeting. The Formula Stock Option Plan was terminated upon approval of the 2008 Formula Plan. Prior to plan suspension and termination, before February 1 each year, individual non-employee directors were awarded an option to purchase 10,000 shares of common stock at an exercise price equal to the average fair market value per share for the ten-day period prior to award. Termination of the Formula Stock Option Plan did not adversely affect rights under any outstanding stock options previously granted. All options granted under this plan generally vested in six months, and expired ten years, from grant date.

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

Share-based compensation cost for the three months ended September 30, 2011 and 2010 totaled $493,000 and $543,000, before income taxes of $198,000 and $235,000, and for the nine months ended September 30, 2011 and 2010 totaled $1,436,000 and $1,518,000, before income taxes of $576,000 and $622,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at September 30, 2011 or December 31, 2010. As of September 30, 2011, there was approximately $153,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 0.6 year, and none related to the 1994 Plan or the Formula Stock Option Plan. As of September 30, 2011, there was approximately $1,274,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.8 year.

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

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes and other expense (income) and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. The following segment information on continuing operations is for the three and nine months ended September 30, 2011 and 2010, and as of September 30, 2011 and December 31, 2010 (in thousands):

	Three Months Ended September 30:
	2011			2010
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$172,894	$4,060	$176,954	$119,429	$3,801	$123,230
Depreciation and amortization	13,853	69	13,922	13,585	76	13,661
Segment operating income (loss)	50,278	(69)	50,209	25,461	(213)	25,248
Capital expenditures	21,429	19	21,448	5,885	25	5,910

	Nine Months Ended September 30:
	2011			2010
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$402,987	$13,721	$416,708	$405,298	$14,029	$419,327
Depreciation and amortization	40,293	202	40,495	40,775	222	40,997
Segment operating income	106,597	734	107,331	109,012	161	109,173
Impairment of goodwill (Note 4)	48,609	—	48,609	—	—	—
Capital expenditures	54,142	156	54,298	16,521	65	16,586

	September 30, 2011			December 31, 2010
Other intangibles	$394,960	$—	$394,960	$394,972	$—	$394,972
Goodwill	138,717	—	138,717	187,326	—	187,326
Total assets	1,888,270	25,814	1,914,084	1,926,124	25,400	1,951,524

The following table reconciles consolidated segment operating income above to consolidated income before income taxes for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30:		September 30:
	2011	2010	2011	2010
Consolidated segment operating income from continuing operations	$50,209	$25,248	$107,331	$109,173
Adjusted for:
Interest expense, net	(10,172)	(12,720)	(31,533)	(39,295)
Impairment of goodwill (Note 4)	—	—	(48,609)	—
Loss on early debt redemption and refinancing (Note 5)	—	—	(7,456)	—
Other (expense) income, net	(131)	(204)	(99)	183

Consolidated income from continuing operations before income taxes	$39,906	$12,324	$19,634	$70,061

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

SMIL presently owns an interest in one foreign entity owning certain oil and gas mineral rights in Russia, and significant uncertainties continue about its economic viability and ultimate recovery. In the second quarter 2010, SMIL sold its interest in one foreign entity to a third party owned by a former contracted service provider. These investments were reflected as fully impaired as of December 31, 2009 and through September 30, 2011. Sales consideration was based on the Company’s right to receive a specified portion of future profits (as defined), and the Company will receive a specified percentage of any gross sales price or prior year profits (as defined) should the interest be resold to another third party. No gain or loss from this sale was reflected because the Company has no remaining investment or liabilities. Also, because of uncertainty regarding recoverability, future gains, if any, would be recognized only if proceeds are received by the Company. At this time, the Company is attempting to finalize sale or transfer of the remaining foreign interest in 2011.

During the three and nine months ended September 30, 2011, the Company incurred legal fees and other costs associated with efforts to sell its remaining foreign investment interest. Remaining estimated costs to sell or dispose, if any, have not yet been determined. During the three and nine months ended September 30, 2010, the Company incurred costs primarily for legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any, and recovery of previously reserved receivables through favorable settlements. There were no revenues generated from oil and gas activities in the three and nine months ended September 30, 2011 or 2010. No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation for any period presented. There were no associated income tax benefits for the three and nine months ended September 30, 2011 or 2010. At December 31, 2010, current assets represented a receivable related to a favorable settlement received in January 2011. These costs, fees and assets are associated with and reflected in the discontinued oil and gas operations. At September 30, 2011, the Company had no outstanding standby letters of credit associated with oil and gas activities.

As of September 30, 2011 and December 31, 2010, all receivables associated with oil and gas activities are fully reserved except for a favorable settlement recorded as of December 31, 2010 and received by the Company in January 2011. The Company recorded receivables of approximately $35,000 and $455,000 for the three months ended September 30, 2011 and 2010, and $180,000 and $1,986,000 for the nine months ended September 30, 2011 and 2010, under its profit and loss sharing arrangement with Oasis Trading Group LLC (a US entity which provided oil and gas management and operational services to the Company), for that entity’s reimbursable share of these costs. Oasis’s ability to repay the Company this or any future amount is largely dependent on sufficient profitability and recovery from future oil and gas activities no longer Company owned, as described above, or from legal proceedings. As such, uncertainty exists regarding recoverability and the Company has recorded allowances to fully reserve these possibly uncollectible amounts as of September 30, 2011 and December 31, 2010, which are reflected as a component of loss from discontinued operation. See Note 8 for information on legal proceedings associated with oil and gas activities.

In discontinuing these operations, and prior to sale of the Company’s remaining interest, the Company may spend, depending on perceived possibilities, or be required to spend, certain additional amounts or take legal action to protect or preserve its interests in order to maintain or maximize the potential recovery value, and to protect other aspects of the Company’s oil and gas investments. Such additional expenditures, although presently undeterminable, could become material depending on the facts, circumstances and ultimate outcome of any attempted recovery or resolution. Those costs, if significant, could have a material adverse effect on the Company’s future financial position, results of operations or cash flows. All future expenditures will likely be expensed and included in the results of discontinued operations.

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

The Company’s business has been, and is expected to remain, somewhat seasonal. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. For example, one annual NASCAR Sprint Cup race was realigned from a first quarter event at AMS to a third quarter event at KyS in 2011, and one annual NASCAR Sprint Cup race was moved to NHMS in the third quarter 2011 from the second quarter 2010. Also for next year, KyS’s annual NASCAR Sprint Cup race date is scheduled to move to the second quarter 2012 from the third quarter 2011. These realignments significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters. Racing schedules change from time to time, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the three and nine months ended September 30, 2011 and 2010 are not indicative of results that may be expected for the entire year because of such seasonality.

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

General Factors and Current Operating Trends—Management believes many of our revenue categories were, and may continue to be, negatively impacted by declines in consumer and corporate spending from the recession, high fuel and food prices, high unemployment, difficult credit and housing markets, and other economic factors, including adversely impacting recreational and entertainment spending. For our 2011 events, similar to 2010, management has reduced many ticket prices, and continues to offer extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and mitigate any near-term demand weakness. Admission revenues for 2011 to-date reflect lower average ticket prices and, to a lesser extent, fewer fans attending our race events. We have increased promotional activities to help offset the ongoing impact of these adverse economic and market conditions. SMI’s seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold well in advance. As such, it may take relatively longer for SMI’s results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment. However, at this early date, management is unable to determine whether event results will differ from those previously estimated.

For 2012, all of our NASCAR Sprint Cup and most of our Nationwide Series event sponsorships, are already sold, and many for years beyond 2012. The 2011 to-date television ratings, particularly for the NASCAR Sprint Cup Series, as well as the NASCAR Nationwide and Camping World Truck Series, have shown increases over last year. The Sprint Cup Series continued as the second highest rated regular season televised sport behind only the National Football League, and the NASCAR Nationwide Series was the second, and the NASCAR Camping World Truck Series was the third, highest rated motorsports series on television in 2011. Almost four million fans attended our events in 2010, demonstrating that demand and appeal for motorsports entertainment in our markets has remained strong even in challenging circumstances. As described below, much of our future revenues are already contracted under television broadcasting rights and other long-term contracts.

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

Our Long-term, Multi-year Contracted Revenues Are Significant—–Much of our total revenue is generated under long-term contracts. For example, the term of the eight-year NASCAR television broadcast agreement is through 2014, and many of our sponsorships and other corporate marketing contracts are for multiple years. Also, we have contracted revenues under several long-term operating leases for various office, warehouse and industrial park space to various entities largely involved in motorsports. Management believes the substantial amount of total revenue generated under such long-term contracts helps stabilize our financial resilience and profitability, particularly during difficult economic conditions. Management believes the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities, continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. Our naming rights agreement that renamed Sears Point Raceway as Infineon Raceway expires in early 2012. The expiring agreement has provided significant contracted revenues over its ten-year term. However, the annual contracted revenue we receive under this agreement is not material. There can be no assurance we will execute any replacement agreements on acceptable terms. Future costs incurred for renaming the speedway facility, and replacing promotional signage, materials and merchandise, are not expected to have a material adverse effect on our future financial condition, operating results or cash flows.

Reaffirmed 2011 Earnings Guidance—In connection with our third quarter 2011 earnings release, management reaffirmed its previous full year 2011 guidance of $0.90-$1.20 per diluted share from continuing operations. This guidance excludes the first quarter 2011 charge for debt refinancing and second quarter 2011 impairment charge as further described below in “Future Liquidity” and “Results of Operations”, respectively. The wide range of earnings guidance reflects the continuing negative impact of uncertain economic conditions, as well as the timing and pace of economic recovery. High or increasing food and fuel prices or unemployment could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative information and non-GAAP financial information set forth below, among other things, helps in understanding and comparing our results of operations. Management believes admissions, many event related revenue categories, and other operating revenues reflected below continue to be negatively impacted by low consumer and corporate spending due to the weak economic conditions, high fuel and food prices, high unemployment, difficult consumer credit and housing markets, and other factors as described above in “Near-term Operating Factors”. In 2011, similar to 2010, management reduced many ticket prices to help foster fan support and mitigate any near-term demand weakness. Admission revenues for 2011 to-date reflect lower average ticket prices and, to a lesser extent, fewer fans attending our race events. While lower ticket prices can affect operating margins as compared to historical levels, management believes these are prudent measures in the current operating environment.

The more significant racing schedule changes for the nine months ended September 30, 2011 as compared to 2010 include (hereafter referred to as the “2011 Race Date Realignments”):

•

KyS held one realigned NASCAR Sprint Cup Series racing event in the third quarter 2011 that was held at AMS in the first quarter 2010, and held one NASCAR Nationwide Series racing event in the third quarter 2011 that was held in the second quarter 2010

•	NHMS held one NASCAR Sprint Cup and one NASCAR Nationwide Series racing event in the third quarter 2011 that were held in the second quarter 2010

•	AMS held one NASCAR Camping World Truck Series racing event in the third quarter 2011 that was held in the first quarter 2010

•	KyS held one IndyCar and one NASCAR Camping World Truck Series racing event in the third quarter 2010 that were held in the fourth quarter 2011

•	LVMS held one NASCAR Camping World Truck Series racing event in the third quarter 2010 that was held in the fourth quarter 2011

•	NHMS held a new IndyCar Series racing event in the third quarter 2011 that was not held in the same period last year

Non-GAAP Financial Information and Reconciliation—Income from continuing operations and diluted earnings per share from continuing operations, as adjusted, set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income or loss, diluted earnings or loss per share, and income or loss and diluted earnings or loss per share from continuing operations. Non-GAAP income and diluted earnings per share from continuing operations below are derived by adjusting GAAP basis amounts as presented below. This non-GAAP financial information is presented nowhere else in this Quarterly Report. Management believes such non-GAAP information is useful and meaningful to investors because it adjusts for transactions that are not reflective of ongoing operating results. Management uses the non-GAAP information to assess our operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this adjusted information better reflects ongoing operating results. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income or loss, diluted earnings or loss per share, or income or loss and diluted earnings or loss per share from continuing operations, determined in accordance with GAAP.

The following schedule reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. This schedule also separately presents net income or loss and diluted earnings or loss per share for our consolidated operations, discontinued operations, impairment of goodwill, loss on early debt redemption and refinancing, and income or loss from continuing operations, all net of taxes. See Note 4, 5, and 11 for additional information on the impairment of goodwill, loss on early debt redemption and refinancing and discontinued operations, respectively.

	Three Months Ended September 30:		Nine Months Ended September 30:
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Consolidated net income (loss) using GAAP	$23,745	$6,459	$(6,046)	$38,457
Loss from discontinued operation	158	535	611	2,846

Consolidated income (loss) from continuing operations	23,903	6,994	(5,435)	41,303
Impairment of goodwill	—	—	48,609	—
Loss on early debt redemption and refinancing	—	—	4,471	—

Non-GAAP consolidated income from continuing operations	$23,903	$6,994	$47,645	$41,303

Consolidated diluted earnings (loss) per share using GAAP	$0.57	$0.15	$(0.15)	$0.92
Loss from discontinued operation	0.01	0.01	0.02	0.06

Consolidated diluted earnings (loss) per share from continuing operations	0.58	0.16	(0.13)	0.98
Impairment of goodwill	—	—	1.17	—
Loss on early debt redemption and refinancing	—	—	0.11	—

Non-GAAP diluted earnings per share from continuing operations	$0.58	$0.16	$1.15	$0.98

Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010

Total Revenues for the three months ended September 30, 2011 increased by $53.7 million, or 43.6%, over such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended September 30, 2011 increased by $12.0 million, or 30.3%, over such revenue for the same period last year. This increase reflects the 2011 Race Date Realignments described above, particularly KyS’s and NHMS’s NASCAR events. The overall increase was partially offset by admissions revenue declines due to lower average ticket prices and, to a lesser extent, fewer fans attending our NASCAR-sanctioned racing events held in the current period.

Along with the ongoing weak economic conditions further described above, management believes admissions were also negatively impacted by poor weather surrounding NASCAR racing events held at AMS in the third quarter 2011, including rescheduling of its NASCAR Sprint Cup race from Sunday to Tuesday.

Event Related Revenue for the three months ended September 30, 2011 increased by $13.8 million, or 38.0%, over such revenue for the same period last year. This increase reflects the 2011 Race Date Realignments, particularly KyS’s and NHMS’s NASCAR events. The increase also reflects higher sponsorship and other marketing arrangement revenues on a comparable year-over-year event basis, and higher track rentals, driving school, souvenir merchandising, radio broadcasting and certain other event related revenues as compared to the same period last year.

NASCAR Broadcasting Revenue for the three months ended September 30, 2011 increased by $27.2 million, or 65.6%, over such revenue for the same period last year. This increase is due primarily to the NHMS and KyS 2011 Race Date Realignments, and to a lesser extent, higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period as compared to the same period last year.

Other Operating Revenue for the three months ended September 30, 2011 increased by $630,000, or 11.2%, over such revenue for the same period last year. This increase is due primarily to higher US Legend Cars and non-event souvenir merchandising revenues, which were partially offset by lower Oil-Chem revenues in the current period.

Direct Expense of Events for the three months ended September 30, 2011 increased by $9.2 million, or 29.7%, over such expense for the same period last year. This increase is due primarily to the 2011 Race Date Realignments, particularly KyS’s and NHMS’s NASCAR events. The increase also reflects higher operating costs associated with increased souvenir merchandising revenues, and to a lesser extent, higher operating costs associated with AMS’s rescheduled NASCAR Sprint Cup racing event due to poor weather, and higher advertising costs in the current period as compared to the same period last year. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, credit card processing fees and sales commissions.

NASCAR Purse and Sanction Fees for the three months ended September 30, 2011 increased by $16.3 million, or 57.7%, over such expense for the same period last year. This increase is due primarily to the NHMS and KyS 2011 Race Date Realignments, and to a lesser extent, the AMS NASCAR Camping World Truck 2011 Race Date Realignment. The overall increase was partially offset by lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period as compared to the same period last year.

Other Direct Operating Expense for the three months ended September 30, 2011 increased by $226,000, or 4.7%, over such expense for the same period last year. This increase is due primarily to higher operating costs associated with the increases in US Legend Cars and non-event souvenir merchandising revenues in the current period. The overall increase was partially offset by a decrease in operating costs associated with lower Oil-Chem revenues in the current period.

General and Administrative Expense for the three months ended September 30, 2011 increased by $2.8 million, or 13.9%, over such expense for the same period last year. This increase is due primarily to higher operating costs associated indirectly with the 2011 Race Date Realignments, as well as increased compensation, repairs and maintenance costs. The increase also reflects higher legal costs, utilities, and a combination of individually insignificant items in the current period.

Depreciation and Amortization Expense for the three months ended September 30, 2011 increased by $261,000, or 1.9%, over such expense for the same period last year. This increase is due to a combination of individually insignificant items.

Interest Expense, Net for the three months ended September 30, 2011 was $10.2 million compared to $12.7 million for the same period last year. As further described in Note 5 to the Consolidated Financial Statements, we amended our Credit Facility, issued the 2011 Senior Notes and redeemed all outstanding Senior Subordinated Notes in the first quarter 2011. This change reflects the lower interest rates on 2011 Credit Facility borrowings, including the Term Loan, as compared to our former debt arrangements. The change also reflects lower total outstanding debt and, to a lesser extent, higher capitalized interest in the current period as compared to the same period last year.

Other Expense, Net for the three months ended September 30, 2011 was $131,000 compared to $204,000 for the same period last year. This change reflects higher net losses recognized on disposal of certain property, and lower unused loan commitment fees, in the current period as compared to the same period last year. The remainder of the change was due to a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for the three months ended September 30, 2011 and 2010 was 40.1% and 43.2%, respectively. The higher tax rate for the three months ended September 30, 2010 is due primarily to higher effective state income tax rates.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, in the fourth quarter 2008, we discontinued our oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. In the three months ended September 30, 2011, we incurred legal fees and other costs associated with efforts to sell our remaining foreign investment interest. In the three months ended September 30, 2010, we incurred costs primarily for legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any, and recovery of previously reserved receivables through favorable settlements.

Net Income for the three months ended September 30, 2011 was $23.7 million compared to $6.5 million for the same period last year. This change is due to the factors discussed above.

Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010

Total Revenues for the nine months ended September 30, 2011 decreased by $2.6 million, or 0.6%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the nine months ended September 30, 2011 decreased by $10.4 million, or 8.8%, from such revenue for the same period last year. This decrease is due primarily to both lower average ticket prices and lower overall admissions at NASCAR-sanctioned and other racing events held in the current period. The decrease also reflects, to a lesser extent, the IndyCar and NASCAR Camping World Truck 2011 Race Date Realignments at KyS from the third quarter 2010 to the fourth quarter 2011. The overall decrease was partially offset by the 2011 Race Date Realignments, particularly KyS’s NASCAR and NHMS’s new IndyCar race events.

Along with the ongoing weak economic conditions further described above, management believes admissions were also negatively impacted by poor weather surrounding NASCAR racing events held at AMS in the third quarter 2011, including rescheduling of its NASCAR Sprint Cup race from Sunday to Tuesday.

Event Related Revenue for the nine months ended September 30, 2011 increased by $3.4 million, or 2.7%, over such revenue for the same period last year. This increase reflects the 2011 Race Date Realignments, particularly KyS’s NASCAR and NHMS’s new IndyCar events. The increase also reflects higher track rentals, driving school, souvenir merchandising, food and beverage concessions, radio broadcasting and certain other event related revenues as compared to the same period last year. The overall increase was partially offset by declines of approximately 5% for event related revenues associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year.

NASCAR Broadcasting Revenue for the nine months ended September 30, 2011 increased by $5.5 million, or 3.6%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events in the current period as compared to the same period last year.

Other Operating Revenue for the nine months ended September 30, 2011 decreased by $1.2 million, or 5.4%, from such revenue for the same period last year. This decrease is due primarily to lower non-event souvenir merchandising and, to a lesser extent, Oil-Chem revenues in the current period. The overall decrease was partially offset by an increase in US Legend Cars revenue in the current period.

Direct Expense of Events for the nine months ended September 30, 2011 increased by $229,000, or 0.3%, over such expense for the same period last year. This increase is due primarily to the 2011 Race Date Realignments, particularly KyS’s NASCAR and NHMS’s new IndyCar events. The increase also reflects higher operating costs associated with increased souvenir merchandising revenues, and to a lesser extent, higher operating costs associated with AMS’s rescheduled NASCAR Sprint Cup racing event due to poor weather. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, credit card processing fees and sales commissions.

NASCAR Purse and Sanction Fees for the nine months ended September 30, 2011 decreased by $1.0 million, or 1.0%, from such expense for the same period last year. This decrease is due primarily to lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in the current period. The overall decrease was partially offset by annual contractual race purses and sanctioning fees for other small NASCAR-sanctioned racing events.

Other Direct Operating Expense for the nine months ended September 30, 2011 decreased by $1.4 million, or 7.9%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising and, to a lesser extent, lower Oil-Chem revenues in the current period.

The overall decrease was partially offset by an increase in operating costs associated with higher US Legend Cars revenues in the current period.

General and Administrative Expense for the nine months ended September 30, 2011 increased by $1.9 million, or 2.9%, over such expense for the same period last year. This increase is due primarily to higher operating costs associated indirectly with the 2011 Race Date Realignments, as well as increased compensation, repairs and maintenance and utilities costs. The increase also reflects a combination of individually insignificant items in the current period.

Depreciation and Amortization Expense for the nine months ended September 30, 2011 decreased by $502,000, or 1.2%, from such expense for the same period last year. This decrease is due to a combination of individually insignificant items.

Interest Expense, Net for the nine months ended September 30, 2011 was $31.5 million compared to $39.3 million for the same period last year. As further described in Note 5 to the Consolidated Financial Statements, we amended our Credit Facility, issued the 2011 Senior Notes and redeemed all outstanding Senior Subordinated Notes in the first quarter 2011. This change reflects the lower interest rates on 2011 Credit Facility borrowings, including the Term Loan, as compared to our former debt arrangements. The change also reflects higher capitalized interest and lower total outstanding debt in the current period as compared to the same period last year.

Impairment of Goodwill for the nine months ended September 30, 2011 represents a second quarter 2011 non-cash impairment charge (with no income tax benefit) to reduce the carrying value of goodwill related to NHMS to estimated fair value, resulting from our annual impairment assessment as further described in Note 4 to the Consolidated Financial Statements. This year’s annual evaluation reflects lowered estimated future cash flows principally because of the severity and length of the recession extending beyond our previous forecast, reducing visibility on profitability recovery. The goodwill originated upon recording deferred tax liabilities associated with race date intangibles established under purchase method accounting rules. Those rules required deferred tax liabilities be established assuming we would ultimately sell NHMS assets, and not stock, for tax reporting purposes, and prohibit elimination or adjustment notwithstanding such ultimate payment of taxes was, and still is, believed unlikely.

Loss on Early Debt Redemption and Refinancing for the nine months ended September 30, 2011 represents a first quarter (and nominal second quarter) charge to earnings of approximately $7.5 million, before income taxes of $2.9 million, for the tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements as further described in Note 5 to the Consolidated Financial Statements.

Other Expense, Net for the nine months ended September 30, 2011 was $99,000 compared to other income, net of $183,000 for the same period last year. This change reflects net losses from the disposal of certain property in the current period as compared to income associated with certain property recognized in the same period last year. The change also reflects lower unused loan commitment fees in the current period, and a combination of individually insignificant items.

Income Tax Provision. Our effective income tax rate for the nine months ended September 30, 2011 was 127.7%, or 40.1% excluding the negative impact of recording no tax benefit related to the goodwill impairment charge and positive impact of net decreases in income tax position liabilities of prior years. Our effective income tax rate for the nine months ended September 30, 2010 was 41.0%. The higher tax rate for the nine months ended September 30, 2010 also reflects higher effective state income tax rates.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, in the fourth quarter 2008, we discontinued our oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. In the nine months ended September 30, 2011, we incurred legal fees and other costs associated with efforts to sell our remaining foreign investment interest. In the nine months ended September 30, 2010, we incurred costs primarily for legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any, and recovery of previously reserved receivables through favorable settlements.

Net Loss for the nine months ended September 30, 2011 was $6.0 million compared to net income of $38.5 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the nine months ended September 30, 2011 resulted primarily from:

(1)	net cash provided by operations amounting to $115.3 million

(2)	borrowings of long-term debt amounting to $330.0 million (to redeem Senior Subordinated Notes)

(2)	repayments of long-term debt amounting to $373.5 million

(3)	payment of quarterly cash dividends amounting to $12.5 million

(4)	payment of debt redemption premium and refinancing costs amounting to $11.3 million

(5)	repurchases of common stock amounting to $2.8 million

(6)	cash outlays for capital expenditures amounting to $54.3 million

The Company had the following contractual obligations as of September 30, 2011 (in thousands):

	Payments Due By Period
Contractual Cash Obligations:(1)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Current liabilities, excluding deferred race event income, accrued and deferred income taxes	$50,588	$50,588	—	—	—
Long-term debt, bank credit facility and senior notes(2)	586,606	17,499	$34,360	$384,747	$150,000
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	3,024	—	—	3,024	—
Interest on fixed rate debt obligations	187,641	34,688	68,889	60,439	23,625
Interest on floating rate credit facility debt(3)	12,061	4,100	6,976	985	—
NASCAR purse and sanction fees(4)	19,771	19,771	—	—	—
Operating leases	2,692	894	726	612	460

Total Contractual Cash Obligations	$864,977	$127,540	$110,951	$449,807	$176,679

	Commitment Expiration By Period
Other Commercial Commitments:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Letters of credit	$745	$745	—	—	—
Contingent guarantee obligations	2,477	1,251	$1,226	—	—

Total Other Commercial Commitments	$3,222	$1,996	$1,226	—	—

(1)	Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods; (b) any impact for likely future reversal of net deferred income tax liabilities when reversal occurs; (c) income tax related liabilities of approximately $1.2 million as of September 30, 2011 due to uncertainty on the timing of related payments, if any; and (d) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $54.3 million in the nine months ended September 30, 2011).
(2)	Long-term debt payments reflect the amended and restated 2011 Credit Facility, including minimum required quarterly principal payments of $3.8 million under the Term Loan, and the 2011 Senior Notes as further described in Note 5 to the Consolidated Financial Statements. As of September 30, 2011, the Company had availability for borrowing up to an additional $79.3 million, including up to an additional $49.3 million in letters of credit.
(3)	Interest payments for the floating rate 2011 Credit Facility, including the Term Loan, are estimated based on period end outstanding borrowings aggregating $158.8 million and average interest rates of 2.9% in the nine months ended September 30, 2011. The 2011 Credit Facility is scheduled to expire in January 2015, and no estimated interest payments beyond that date are reflected.
(4)	NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2011. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR purse and sanction fees. Fees for years after 2011 are being finalized, could increase or decrease, and could change substantially should future race schedules change.

FUTURE LIQUIDITY

As of September 30, 2011, our cash and cash equivalents totaled $90.8 million, outstanding borrowings under the 2011 Credit Facility, including the Term Loan, amounted to $158.8 million, and outstanding letters of credit amounted to $745,000. At September 30, 2011, the Company had availability for borrowing up to an additional $79.3 million, including up to an additional $49.3 million in letters of credit, under the 2011 Credit Facility. At September 30, 2011, net deferred tax liabilities totaled $360.9 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

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

Our management and Board of Directors believes the 2011 Senior Notes offering, combined with the Credit Facility amendment and restatement, provide us with reduced future interest costs, longer maturity, and a better combination of variable and fixed rate debt. The 2011 Credit Facility contains lower adjustable interest rate tiers and less restrictive financial ratio covenants. We retired fixed interest rate 6 3/4% Senior Subordinated Notes with a combination of variable interest rate 2011 Credit Facility borrowings and new fixed interest rate 6 3/4% 2011 Senior Note proceeds. At this time, interest rates for our 2011 Credit Facility borrowings, including the Term Loan, are lower than the retired 6 3/4% debt. Although these 2011 financing transactions did not substantially change our overall outstanding debt levels, the structured repayment of the $150.0 million Term Loan borrowings over four years is expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure. The Term Loan requires quarterly principal payments of at least $3.8 million. The 2011 Credit Facility also contains a commitment fee ranging from 0.35% to 0.55% of unused amounts available for borrowing. The interest rate margins on 2011 Credit Facility borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios.

We were in compliance with all debt covenants as of September 30, 2011. Management believes the most restrictive financial covenant in our debt agreements, after the 2011 financing transactions, is the 2011 Credit Facility requirement for maintaining minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.00 to 1.0 on September 30, 2011, increasing to no less than 2.25 to 1.0 on

December 31, 2011. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. However, we can provide no assurance that further deteriorations in our profitability or cash flows, or other unforeseen negative operating factors or conditions, would not result in non-compliance with this or any other debt covenant. Any such non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in Item 1A “Risk Factors” in our 2010 Annual Report, possible material adverse effects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

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

2011 NASCAR Sprint Cup Race Date Realignment to Kentucky Speedway—KyS held an inaugural NASCAR Sprint Cup race in the third quarter 2011. Because of various traffic congestion issues, the Company is offering to exchange race tickets meeting certain criteria for tickets to an upcoming (after the offer date) NASCAR Sprint Cup race at any Company speedway in 2011 or KyS in 2012, and to KyS’s NASCAR Camping World Truck or IndyCar Series fourth quarter 2011 race events. Cash refunds have not been offered. Tickets exchanged for other NASCAR Sprint Cup events held in third quarter 2011 were not significant. As of September 30, 2011, the Company has deferred race event income of approximately $772,000 associated with estimated remaining ticket exchanges. Because the exchange offer is open through November 30, 2011, the Company is presently unable to determine the exact number of tickets or which race events or future reporting periods may ultimately be affected. Management believes these ticket exchanges will not have a material adverse effect on the Company’s future financial condition, results of operations or cash flows.

General Economic Conditions—As further discussed in “General Factors and Current Operating Trends” and “Reaffirmed 2011 Earnings Guidance” above, various economic, industry and geopolitical factors have dampened, and could continue to dampen, consumer and corporate spending. We believe this reduced spending will continue to negatively impact admissions and event related revenues, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. Our operating results have benefited from relatively lower interest rates under the Credit Facility. Future economic and financial market conditions could result in continuing increases in interest rates and other borrowing costs. At present outstanding debt levels, with increased exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows. These factors, as well as others, could make compliance with restrictive financial covenants more difficult. See Item 1A “Risk Factors” of our 2010 Annual Report for additional risk factors related to our indebtedness.

Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements—Broadcasting revenues continue to be a significant long-term revenue source for our core business. Also, NASCAR ratings can impact attendance at our events and sponsorship opportunities. A substantial portion of our profits in recent years has resulted from television revenues received from NASCAR contracts with various television networks. As further described in Part I, Item 1 “Business” of our 2010 Annual Report, we participate in the combined eight-year NASCAR agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic television broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. This eight-year NASCAR broadcasting rights arrangement provides us with increases in annual contracted revenues through 2014 averaging 3% per year. Our contracted NASCAR broadcasting revenues totaled approximately $179 million for 2010, and are expected to approximate $185 million for 2011. In 2001, an ancillary rights package for NASCAR.com, NASCAR Radio, international and other broadcasting, NASCAR images, SportsVision, FanScan, specialty pay-per-view telecasts, and other media content distribution was reached among us, NASCAR and others in the motorsports industry. NASCAR has announced this industry-wide total ancillary rights package is for a 12-year period, which ends in 2013. We have received annual revenue under this ancillary rights agreement since its inception. However, we do not control the annual profitability shared with industry-wide participants, and there can be no assurance that such annual revenue amounts will continue in any one year.

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

Stock Repurchase Program—Our Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4.0 million shares of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During the nine months ended September 30, 2011, we repurchased 194,000 shares of common stock for approximately $2.8 million. As of September 30, 2011, we could repurchase up to an additional 429,000 shares under the current authorization.

CAPITAL EXPENDITURES

Management believes significant growth in our revenues depends, in part, on consistent investment in facilities. As such, we expect to continue to make substantial capital improvements in our facilities. Currently, a number of significant capital projects are underway.

At September 30, 2011, we had various construction projects underway to increase and improve facilities for fan amenities and make other site improvements at our speedways. In connection with realigning a NASCAR Sprint Cup racing event to KyS beginning in 2011, we renovated, modernized and significantly increased permanent seating at KyS. We have purchased additional land at KyS, and plan to continue reconfiguring and expanding on-site roads, available parking, traffic patterns and entrances, and modernizing and expanding restrooms, camping, concessions and other KyS facilities.

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

At this time, aggregate payments for capital expenditures in 2011 are estimated to approximate $60.0 to $67.5 million, including expenditures for KyS. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under our 2011 Credit Facility as needed. Our expansion and improvement plans involve material capital expenditures in 2011 and over several years in amounts not yet finalized. The profitability or success of these and other future capital projects are subject to numerous factors, conditions and assumptions, some of which are beyond our control, and if significantly negative or unfavorable, could result in asset impairments. Future capital spending in excess of current plans could significantly increase our future depreciation expense and outstanding indebtedness and leverage. Each of these factors, if significantly negative or unfavorable, could materially adversely affect our future financial condition or results of operations. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our facilities, including:

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

To date in 2011, the Company’s Board of Directors has approved the following quarterly cash dividends on common stock (in thousands except per share amounts):

Declaration date	February 16, 2011	April 20, 2011	July 20, 2011	October 19, 2011
Record date	March 1, 2011	May 20, 2011	August 19, 2011	November 18, 2011
Paid or payable to shareholders	March 15, 2011	June 10, 2011	September 9, 2011	December 9, 2011
Aggregate quarterly cash dividend	$4,173	$4,156	$4,151	Approximately $4,150
Dividend per common share	$0.10	$0.10	$0.10	$0.10

These quarterly cash dividends were or are expected to be paid using available cash and cash equivalents on hand.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our 2011 Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of September 30, 2011, we had aggregate outstanding letters of credit of $745,000. Also, as of September 30, 2011, we had a contingent guarantee obligation associated with an equity investee limited to approximately $2.5 million, which expires in 2013. Should the equity investee have insufficient future financial resources and such obligation remains due, we could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes no obligation should be recorded at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, short-term investments, notes receivable and the 2011 Credit Facility. See Note 2 to the Consolidated Financial Statements “Fair Value of Financial Instruments” for additional information on our financial instruments and fair value information. A change in interest rates of one percent on our floating rate notes receivable and debt balances outstanding at September 30, 2011 would cause an approximate change in annual interest income of $29,000 and annual interest expense of $1.4 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

As discussed in “Liquidity and Capital Resources” above and in Note 5 to the Consolidated Financial Statements, our 2011 Credit Facility, as amended in January 2011, provides for a four-year $100.0 million senior secured revolving credit facility and a four-year $150.0 million secured term loan (both with variable interest rates), expiring in January 2015.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of September 30, 2011 and December 31, 2010 (in thousands):

	Carrying Value		Fair Value		Maturity Dates
	2011	2010	2011	2010
Floating rate notes receivable(1)	$2,860	$3,145	$2,860	$3,145	Due on demand
Floating rate revolving Credit Facility, including Term Loan(2)	158,750	20,000	158,750	20,000	January 2015
6 3/4% Senior Notes	150,000	—	142,500	—	February 2019
8 3/4% Senior Notes(3)	269,206	268,275	287,375	295,625	June 2016
6 3/4% Senior Subordinated Notes	—	330,000	—	332,475	Previously due September 2013

(1)	Notes receivable bear interest based at 1% over prime.
(2)	The weighted average interest rate on borrowings under the Credit Facility in the nine months ended September 30, 2011 and 2010 was 2.9% and 3.8%, respectively.

(3)	Carrying values at September 30, 2011 and December 31, 2010 are reflected net of debt issuance discount of $5.8 million and $6.7 million, respectively.

Other Market Risk—As described in “Liquidity and Capital Resources” above, we had aggregate outstanding standby letters of credit of $745,000 as of September 30, 2011. As described in “Off-Balance Sheet Arrangements” above, we also had a contingent guarantee obligation of approximately $2.5 million as of September 30, 2011.

As described in Note 2 to the Consolidated Financial Statements, as of December 31, 2010, we had short-term investments in auction rate securities of $975,000 held in large, qualified financial institutional investment accounts that were classified as “trading” securities and carried at estimated fair value. The municipality that issued these securities has been experiencing significant financial difficulties and other challenges. However, the Company fully recovered this investment in the third quarter 2011.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting in the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the three or nine months ended September 30, 2011.

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI’s outstanding $.01 par value common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The program was first announced to the public on April 27, 2005. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. We could repurchase up to an additional 429,000 shares under the program as of September 30, 2011.

As set forth in the table below, we repurchased 194,000 shares of common stock on the open market for approximately $2.8 million during the nine months ended September 30, 2011.

	Issuer Purchases of Equity Securities under Authorized Program as of September 30, 2011
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2011	26,000	$15.59	26,000	597,000
February 2011	19,000	14.77	19,000	578,000
March 2011	23,000	14.93	23,000	555,000

First Quarter 2011	68,000	15.14	68,000	555,000

April 2011	20,000	15.53	20,000	535,000
May 2011	20,000	15.12	20,000	515,000
June 2011	22,000	13.83	22,000	493,000

Second Quarter 2011	62,000	14.80	62,000	493,000

July 2011	20,000	14.13	20,000	473,000
August 2011	23,000	13.05	23,000	450,000
September 2011	21,000	12.88	21,000	429,000

Third Quarter 2011	64,000	13.33	64,000	429,000

Total 2011	194,000	$14.43	194,000	429,000

Item 6. Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements in XBRL format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.

(Registrant)

Date: November 2, 2011	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2011	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)