Form 10-K
period 2011-12-31
SPEEDWAY MOTORSPORTS INC
filed 2012-03-08
CIK 934648

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Registrant's telephone number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $176,084,603 based upon the closing sales price of the registrant's common stock on June 30, 2011 of $14.18 per share. At March 1, 2012, 41,430,484 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2012 are incorporated by reference into Part III of this report.

Speedway Motorsports, Inc. Annual Report on Form 10-K
1

The following discussion and analysis should be read along with the Consolidated Financial Statements, including the accompanying Notes, appearing later in this report. This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2012 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting and other media rights, dividends, common stock repurchases, sponsorships, financing needs and costs, merchandising joint ventures, discontinued oil and gas activities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should”, and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in this Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available to the Company as of the date filed, and the Company assumes no obligation to update any such forward-looking information contained in this report.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
2

PART I

ITEM 1. BUSINESS

Speedway Motorsports, Inc. (the “Company”, “SMI”, “we”, “us”, and “our”) is a leading promoter, marketer and sponsor of motorsports activities in the United States. We own and operate, through our subsidiaries, Atlanta Motor Speedway (“AMS”), Bristol Motor Speedway (“BMS”), Charlotte Motor Speedway (“CMS”), Infineon Raceway (formerly known as Sears Point Raceway) (“IR”), Kentucky Speedway (“KyS”), Las Vegas Motor Speedway (“LVMS”), New Hampshire Motor Speedway (“NHMS”) and Texas Motor Speedway (“TMS”). We also provide souvenir merchandising services, and food, beverage and hospitality catering services through our SMI Properties subsidiaries; provide radio programming, production and distribution through our Performance Racing Network (“PRN”) subsidiary; develop electronic media promotional programming and distribute wholesale and retail racing and other sports-related souvenir merchandise and apparel through The Source International (“TSI”) subsidiary; and manufacture and distribute smaller-scale, modified racing cars and parts through our US Legend Cars International subsidiary (formerly known as 600 Racing) (“US Legend Cars” or “Legends Cars”). Our equally-owned joint venture with International Speedway Corporation (“ISC”), Motorsports Authentics (“MA”), produces and markets licensed motorsports products for principally trackside event souvenir merchandising. We own eight first-class racing facilities in four of the top ten media markets in the United States. References to “our” or “eight” speedways in historical information exclude North Wilkesboro Speedway, Inc. (“NWS”), which we also own and presently has no significant operations. SMI was incorporated in the State of Delaware in 1994.

We currently plan to promote the following racing events in 2012:

•	thirteen National Association for Stock Car Auto Racing, Inc. ("NASCAR")-sanctioned Sprint Cup Series (“Sprint Cup”) stock car racing events

•	eleven NASCAR-sanctioned Nationwide Series (“Nationwide”) racing events

•	eight NASCAR-sanctioned Camping World Truck Series racing events

•	four NASCAR-sanctioned K&N Pro Series racing events

•	two IndyCar Series (“IndyCar”) racing events

•	six major National Hot Rod Association (“NHRA”) racing events

•	three World of Outlaws (“WOO”) racing events

•	one American Motorcyclist Association (“AMA”) racing event

•	several other races and events

RECENT DEVELOPMENTS

Listed below are certain developments that have affected or may continue to affect our business. These developments are further discussed in the indicated sections, and elsewhere, within this report:

•

General factors and current operating trends, including ongoing uncertainty due to weak economic conditions, high fuel prices, high unemployment and tight credit and volatile financial markets (discussed in Item 1A “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Near-term Operating Factors”)

•	Annual NASCAR Sprint Cup race date realigned from Atlanta Motor Speedway to Kentucky Speedway in 2011

•

Reduced 2011 and future interest costs from issuance of 6 3/4% Senior Notes, Credit Facility amendment and restatement, and early redemption of 6 3/4% Senior Subordinated Notes (discussed in Item 1A “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Liquidity” and Note 6 to the Consolidated Financial Statements)

•

We believe sizable 2011 television rating increases for NASCAR Sprint Cup and Nationwide Series racing events bode well for renewal of the eight-year NASCAR broadcasting rights agreement (discussed in “Industry Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Liquidity”)

Speedway Motorsports, Inc. Annual Report on Form 10-K
3

GENERAL OVERVIEW

Our speedways are strategically positioned in eight premier markets in the United States, including four of the top ten media markets. We have one of the largest total permanent speedway seating capacities, with the highest average number of seats per facility, in the motorsports industry. At December 31, 2011, our total permanent seating capacity of approximately 900,000, with 832 luxury suites, was located at the following facilities:

Speedway	Location	Approx Acreage	Length of Primary Speedway (miles)	Luxury Suites(1)	Permanent Seating(2)		Media Market and Ranking
Atlanta Motor Speedway	Hampton, GA	820	1.5	123	98,000		Atlanta – 9
Bristol Motor Speedway	Bristol, TN	670	0.5	196	158,000		Tri-Cities – 96
Charlotte Motor Speedway	Concord, NC	1,310	1.5	113	134,000		Charlotte – 25
Infineon Raceway	Sonoma, CA	1,600	2.5	27	47,000	(3)	San Francisco – 6
Kentucky Speedway	Sparta, KY	960	1.5	39	107,000	(4)	Cincinnati – 35
Las Vegas Motor Speedway	Las Vegas, NV	1,030	1.5	102	123,000		Las Vegas – 40
New Hampshire Motor Speedway	Loudon, NH	1,180	1.1	38	96,000		Boston – 7
Texas Motor Speedway	Fort Worth, TX	1,490	1.5	194	137,000		Dallas-Fort Worth – 5
				832	900,000

(1)	Excluding dragway and dirt track suites.
(2)	Including seats in luxury suites and excluding infield admission, temporary seats, general admission, and dragway and dirt track seats.
(3)	IR’s permanent seating capacity is supplemented by temporary and other general admission seating arrangements along its 2.52-mile road course.
(4)	KyS’s permanent seating capacity was significantly increased along with hosting a new annual NASCAR Sprint Cup race event beginning in 2011.

We derive revenues principally from the following activities:

•	licensing of network television, cable television and radio rights to broadcast racing events

•	sales of tickets to motorsports races and other events held at our speedways

•	sales of sponsorships and promotions to companies that desire to advertise or sell their products or services surrounding our events

•	commissions earned on sales of food, beverages and hospitality catering

•	event sales and commissions from motorsports souvenir merchandise

•	rental of luxury suites during events and other track facilities

•	sales of smaller-scale, modified racing cars and parts

We also provide products and services related to motorsports, including (i) radio motorsports programming, production and distribution, (ii) food, beverage and hospitality catering services (through a third-party concessionaire), (iii) electronic media promotional programming, and (iv) wholesale and retail racing and other sports-related souvenir merchandise and apparel.

In 2011, we derived approximately 83% of our total revenues from NASCAR-sanctioned events. We also derived revenue from IndyCar, NHRA, WOO, and other racing series events, from certain SMI Properties and TSI non-event merchandising operations, US Legend Cars, The Speedway Clubs at CMS and TMS, Oil-Chem, and Racing Country USA. See Note 1 to the Consolidated Financial Statements for additional information on these businesses and activities.

Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements – Broadcasting revenues continue to be a significant long-term revenue source for our core business. A substantial portion of our profit in recent years has resulted from television revenues received from NASCAR contracts with various television networks. The NASCAR domestic television broadcast rights agreements are combined eight-year agreements with FOX, ABC/ESPN, TNT and SPEED Channel for all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2008 through 2014. NASCAR announced these agreements have an approximate $4.5 billion contract period value, representing approximately $560 million in gross average annual rights fees for the industry and a 40% increase over the former contract annual average of $400 million. This eight-year NASCAR broadcasting rights agreement provides us with increases in annual contracted revenues through 2014 averaging 3% per year. Our 2011 NASCAR broadcasting revenues totaled approximately $185 million and, based on the current race schedule, these contracted revenues for 2012 are expected to approximate $193 million.

Speedway Motorsports, Inc. Annual Report on Form 10-K
4

Management believes these broadcast and ancillary rights contracts have long-term strategic benefits. For instance, cable broadcasters can support a higher investment through subscriber fees not available to networks, which is resulting in increased rights fees for sports properties. We believe the retention of both cable and network broadcasters helps increase long-term fan and media awareness for all three NASCAR racing series, as well as corporate marketing appeal. Also, NASCAR ratings can impact attendance at our events and sponsorship opportunities. ESPN has a reported subscriber base of approximately 100 million homes and can attract large numbers of younger viewers. For example, ESPN broadcasts most of ABC’s and ESPN’s portfolio of NASCAR Sprint Cup and Nationwide series events, providing broad marketing continuity and exposure to wide demographic audiences. We believe ESPN’s and Speed Channel’s involvement is benefitting the Nationwide and Camping World Truck Series, respectively, from the improved continuity of their season-long broadcasting presence. We also believe that motorsports in general benefits from increased ancillary programming and nightly and weekly NASCAR-branded programming and promotions, similar to what ESPN provides for other major sports. See our “Industry Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Liquidity” below for related information on these broadcasting and ancillary rights agreements. We believe the increasingly strong broadcast ratings, desirable and widening demographic audiences, along with other favorable viewership characteristics, bode well for NASCAR’s upcoming broadcast media rights renegotiations.

Our Long-term, Multi-year Contracted Revenues Are Significant – Much of our total revenue is generated under long-term, multi-year contracts, including the eight-year NASCAR television broadcast agreement. All of our NASCAR Sprint Cup, and most of our Nationwide and Camping World Truck event sponsorships for the 2012 racing season, and for years beyond 2012, are already sold. Also, we have contracted revenues under several long-term operating leases for various office, warehouse and industrial park space, and driving school activities with entities largely involved in motorsports. We believe attractive demographics surround motorsports, and that our premier markets and first class facilities continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. The substantial revenue generated under such long-term contracts helps significantly solidify our financial strength, earnings and cash flows and stabilize our financial resilience and profitability during difficult economic conditions.

Our Revenues Are More Diversified – We have a diversified revenue stream with respect to both our revenue sources and geography. In 1998, admission revenues accounted for 47% of our total revenues, while NASCAR broadcasting revenues represented only 9% of our total revenues. Since then, we have successfully shifted to a more stable revenue base by increasing our contracted NASCAR broadcasting revenue. In 2011, admissions, NASCAR broadcasting and other event related revenues accounted for 26%, 37% and 32% of our total revenues, respectively. During that period, our event related revenue streams such as sponsorship and other promotional revenues, radio broadcasting, and suite and track rentals, have grown proportionally through corporate partners involved in many different industries. Also, our eight speedway facilities are strategically positioned in the West, Northeast, Southeast, Midwest and Southwest United States. We believe this diversification better insulates our revenues and profitability from negative economic and geopolitical conditions, as well as unfavorable weather conditions in any one particular market or region of the country.

INDUSTRY OVERVIEW

NASCAR’s Sprint Cup Series is currently the most popular form of motorsports in the United States. The NASCAR racing season runs for 10 months, visits 21 states across the country, and frequently attracts more than 100,000 fans at each Sprint Cup Series racing event. Races are generally heavily promoted, with a number of supporting weekend events surrounding the main event, for a total weekend experience. In 2011, NASCAR sanctioned 98 Sprint Cup, Nationwide and Camping World Truck Series races, including the “Chase for the NASCAR Sprint Cup”, a ten race “playoff” to determine the NASCAR Sprint Cup Champion. NASCAR races are the second highest rated regular- season televised sport and are broadcast weekly in more than 20 languages and 150 countries around the world.

Corporate interest in the sport has been significantly driven by the attractive demographics of stock car and other motorsports racing fans. Brand loyalty (as measured by fan usage of sponsors’ products) is the highest among major US sports. Many Fortune 500 companies choose NASCAR-sanctioned events as part of their marketing strategy, and are involved in all aspects of the industry through event entitlement rights, official status designations and direct sponsorship of racing teams. According to the 2011 release of Scarborough Research, 47% of NASCAR fans are between ages 18 and 44, 54% earn over $50,000 annually, 40% have children under age 18, 37% are female, and one out of five is a minority. Over 70 million unique viewers watched a NASCAR Sprint Cup Series event in 2011, and with the highest percentage of female viewers of any major sport.

Speedway Motorsports, Inc. Annual Report on Form 10-K
5

In 2011, television viewership for all three NASCAR series showed favorable increases, with strong increases among males ages 18-34. The NASCAR Sprint Cup Series continued its position as the number two regular-season sport on television, and was the number one or two sporting event on television 21 out of 33 point event weekends. The NASCAR Nationwide Series was the second, and the NASCAR Camping World Truck Series was the third, highest rated motorsports series on network television and cable television, respectively. The 2012 season marks the sixth year of NASCAR’s domestic television rights agreement with FOX, TNT, ABC and ESPN. We believe the television broadcasting agreement provides substantial opportunities for further increasing the popularity of NASCAR racing through exposure to a widening demographic audience. We believe the NASCAR broadcasting rights packages are significantly increasing media intensity, while expanding sponsorship, merchandising and other marketing opportunities. We also believe our ancillary rights for internet, specialty pay-per-view, foreign distribution and other international television broadcasting media provide substantial long-term opportunities for intensifying corporate and fan interest and creating increased demand for racing and related merchandising in foreign, e-commerce and other untapped markets.

NASCAR, from time to time, makes refinements to racing rules, technical changes and other adjustments to enhance on-track racing competition and excitement and generate additional fan interest. In recent years, those refinements have included, among others, “double-file restarts”, changing from rear wings to spoilers on certain “Car of Tomorrow” models, earlier and consistent race start times, new qualifying procedures, multiple attempts at finishing races under the “green flag”, and relaxing on-track rules and regulations. In 2011, NASCAR simplified the Sprint Cup series points system and introduced “wild card” eligibility to the Chase for the Sprint Cup to place greater emphasis on winning races. NASCAR also changed the rules of participation so that race drivers can now compete for championship points in only one of NASCAR’s Sprint Cup, Nationwide or Camping World Truck Series. These changes give additional points and benefits for winning races and are intended to make racing more competitive during the entire season.

For 2012, NASCAR introduced electronic fuel injection for the Sprint Cup Series and implemented competition rules designed to restore “pack racing” at restrictor plate speedways. Also, female race driver Danica Patrick now competes in the Sprint Cup Series, representing one of the many sizeable and largely untapped demographics in NASCAR racing. In 2013, car manufacturers Chevrolet, Toyota, Dodge and Ford will bring brand identity back to “stock car” racing with the introduction of re-styled Sprint Cup cars. Our corporate and other customers are increasingly involved in diversified non-motorsports industries, demonstrating the high marketing value of financial involvement and sponsorship in NASCAR and other motorsports racing. We believe these expanding marketing demographics, the intensifying media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition, provide us and NASCAR with many long-term marketing and future growth opportunities.

OPERATING STRATEGY

We believe the attractiveness of the demographics surrounding motorsports, and SMI’s first-class facilities in premier geographic markets, is illustrated by our history of large numbers of longer-term sponsorship partners and commitments. These long-term agreements illustrate the broad spectrum of major national corporate sponsorship interest, and the long-term confidence and marketing value placed in our leading-edge facilities in premium markets.

Our operating strategy is to increase revenues and profitability through the promotion and production of racing and related events at modern facilities, which serves to enhance customer loyalty, and to market and distribute racing and other sports-related souvenir, apparel and other merchandise. We market our scheduled events throughout the year both regionally and nationally using extensive and innovative marketing activities. In particular, we are concentrating on further developing long-term contracted revenue streams, which are less susceptible to weather and economic conditions. The key components of this strategy are described below. We believe our objectives of growing revenues and profitability can be achieved by increasing attendance, broadcasting, sponsorship and other revenues at existing facilities, and by expanding our promotional and marketing expertise to take advantage of opportunities in attractive existing and new markets. Those factors, along with high media intensity and enhanced on-track competition, are expected to drive increases in fan appeal and the long-term value of our sponsorship and other marketing rights.

Commitment to Quality and Customer Satisfaction, and Expansion and Improvement of Existing Facilities – Since the 1970’s, we have embarked upon a series of capital improvements to continually improve the race experience enjoyed by our fans, sponsors, team owners and drivers, media and others attending and involved in racing and other motorsports activities that we conduct. Over many years, we have invested significant capital in improving and expanding our facilities. We plan to continue modernizing and making other significant improvements at our speedways as further described in “Management’s Discussion and Analysis of

Speedway Motorsports, Inc. Annual Report on Form 10-K
6

Financial Condition and Results of Operations – Capital Expenditures”. As of December 31, 2011, our total permanent speedway seating capacity approximated 900,000, including 832 luxury suites.

Some of our more significant capital improvements in recent years include:

•	installation of the world’s largest high-definition video board at CMS

•	reconstructing, reprofiling and resurfacing track surfaces at our speedway facilities

•	construction and expansion of additional premium, permanent grandstand seating

•	modernized and expanded camping areas

•	high-end motor coach parking areas at superspeedways

•	new luxury suites, club-style seating areas and food courts

•	first-class trackside dining and entertainment facilities

•	progressive media centers and infield garage areas and other facilities

•	wider concourses, modern concession and restroom facilities, and expanded pedestrian infrastructure

•	reconfigured and expanded parking areas and on-site roadways, and revamped traffic patterns for better traffic flow

Over many years, we significantly increased the number of permanent grandstand seats and luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and unique mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. From 1996 through 2011, we reconfigured many of our main entranceways and traffic patterns, expanded on-site roads and increased available parking to ease congestion and improve traffic flow. Lighting is installed at all SMI speedways, except IR and NHMS, so that we can offer nighttime racing. We also installed “SAFER” crash walls at all SMI speedways, except IR, to help improve the safety of race drivers and others using our facilities. The banking of several of our speedways has been reprofiled and resurfaced to offer our fans the increased excitement inherent in high-bank racing. From time to time, we have widened the permanent seating at certain speedways to enhance the entertainment experience for our fans while attending our events. We continue to make many other facility improvements, all consistent with our commitment to quality and customer satisfaction.

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

In 2008, we opened our revolutionary zMAX Dragway at Charlotte Motor Speedway. This leading edge facility features a unique “four lane” racing configuration, with almost 30,000 premium permanent seats, 31 luxury suites and upscale food and beverage concession areas. We believe the zMAX Dragway is currently the finest facility in drag racing, and appeals to an expanding customer base of fans, racing competitors, and advertisers. In 2009, we completed construction of high-end exclusive RV parking and campground areas at CMS and TMS, featuring upscale amenities and outstanding views of the entire superspeedways. We expanded and modernized infield hospitality areas at NHMS, improving sightlines and enhancing the event experience of our corporate and other marketing customers. We also expanded and modernized BMS’s infield, race team garage and media center areas. In 2011, as part of our “green initiatives”, IR collaborated with Panasonic to install a large number of solar panels and a large, solar-powered LED display board, which helps offset IR’s energy needs. We modernized and expanded luxury suites, concessions, hospitality, camping and other areas, and reconfigured on-site roads and expanded available parking for our fans at KyS. Other fan amenities at KyS include high-end permanent seating, new modern camper showers, and a new modern ticket office and gift shop. See Item 2 “Properties” for additional information on capital improvements at each of our speedways.

Speedway Motorsports, Inc. Annual Report on Form 10-K
7

We have a long-term food and beverage management agreement with Levy Premium Foodservice Limited Partnership (“Levy”). Levy has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations at our speedways and certain outside venues. Levy has renewed the contract for an additional ten-year period through 2021. We believe a consolidated food and beverage services agreement enables us to provide better products and expanded services to our customers, enhancing their overall entertainment experience, while allowing us to achieve substantial operating efficiencies. In addition, such a long-term alliance can facilitate the marketing of luxury suites, hospitality and other high-end venues to corporate and other clientele desiring premium-quality menu choices and service.

Innovative Marketing and Promotional Efforts – We believe it is important to market our scheduled events throughout the year, both regionally and nationally. In addition to innovative television, radio, newspaper and other promotions, we market our events and services by:

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

Our marketing program also includes soliciting prospective event sponsors. Sponsorship provisions for a typical NASCAR-sanctioned event include luxury suite rentals, block ticket sales and company-catered hospitality, as well as souvenir race program and track signage advertising. We are continually searching for new and innovative promotional campaigns to foster attendance by families, particularly those with younger children and teenagers. We are also increasingly investing in social media advertising and web-based applications to attract younger fans, and offer contemporary interactive digital and enhanced entertainment. Our innovative marketing is exemplified by progressive programs such as offering Preferred Seat Licenses at TMS, and now at KyS. TMS promotes a popular “No Limits” marketing campaign, including entertainment parties for season tickets holders and other guests in their infield garage area. In an industry-leading first, we collaborated with Panasonic to install the world’s largest high-definition video board at CMS in 2011. We believe this leading edge technology transforms the race experience for our fans, and helps attract younger and new fans, providing viewing entertainment that cannot be duplicated at home or other venues. We also believe the high visibility as the world’s largest high-definition video board, along with accompanying media attention, provides us and our current and prospective corporate marketing partners with new and long-term promotional opportunities.

The modern media centers at BMS, CMS and LVMS have leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in motorsports. The “Neon Garage” built at LVMS is one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities in motorsports. LVMS’s “Neon Garage” continues to receive favorable media attention and is a desirable focal place for racing drivers, team owners and others involved in motorsports during major racing events. BMS operates a modern expansive gift shop and ticket office adjoining contemporary entertainment, administrative and other marketing facilities that attracts and entertains fans and corporate clientele. These customer service enhancements are part of our ongoing efforts to attract fans, corporate and other clientele, and provide enhanced facility comfort and entertainment value for the benefit of our spectators.

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

SMI has constructed 46 trackside condominiums at AMS and 76 condominiums at TMS, of which 44 and 72, respectively, have been sold as of December 31, 2011. We also built and sold 52 trackside condominiums at CMS in the 1980’s and early 1990’s. Many are used by team owners and drivers.

Speedway Motorsports, Inc. Annual Report on Form 10-K
8

Maximization of Media Exposure and Enhancement of Broadcast and Sponsorship Revenues – We are strategically positioned with eight first-class speedway facilities in the Midwest, Northeast, Southeast, Southwest and Western United States, including four of the nation’s top-10 metropolitan markets, with combined seating of approximately 900,000 at December 31, 2011. We believe owning first-class facilities in premium markets offers long-term, highly attractive media markets. We plan to increase the marketing exposure of our current Sprint Cup, Nationwide, Camping World Truck, IndyCar, NHRA, and WOO racing events. We believe the high media attention focused on motorsports provides our sponsors and other corporate marketing partners with outstanding long-term promotional opportunities.

We have speedway facilities strategically positioned in Dallas-Fort Worth, Las Vegas and San Francisco, providing us with critical mass west of the Mississippi River that enhances our overall operations, as well as broadcast and sponsorship opportunities. Our Atlanta, Bristol and Charlotte Motor Speedways are located in the Southeast, which is considered the “heart” of racing. Our purchase of NHMS strategically positions us in the northeastern United States, about one hour north of Boston, in one of the largest media markets in North America. Also, NHMS is the largest sports facility in New England and, according to recent census numbers, there are more than 18 million people within 200 miles of the speedway. The venue is easily accessible via interstate highways from all metro areas in the northeastern United States and eastern Canada. KyS is located approximately one-half hour south of Cincinnati, Ohio, and expands our motorsports business into a desirable, largely untapped market. We intend to capitalize on these top-market entertainment venues to further grow our business, the sport of NASCAR and other racing series.

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

As another example, SMI and top NASCAR drivers have teamed up to conduct “Fan Forums” that are produced by our Performance Racing Network. This fan appeal program includes question-and-answer sessions with NASCAR’s top drivers during each NASCAR Sprint Cup race weekend at most of our speedways. We believe this program appeals to our fans and creates additional interest and excitement between fans, drivers and team owners.

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

Further Development of SMI Properties, Performance Racing Network and US Legend Cars Businesses – Our SMI Properties subsidiaries provide event and non-event souvenir merchandising services, event food, beverage, hospitality and catering services through our Levy relationship, and other ancillary support services to all SMI facilities and other outside sports-related venues. SMI Trackside provides event souvenir merchandising services at our speedways and other NASCAR third-party speedway venues. Notwithstanding recent operating challenges of MA and TSI, we believe opportunities continue to exist for merchandising of motorsports and non-motorsports products. SMI Properties and SMI Trackside are attempting to enhance souvenir and other merchandise sales through expanded product offerings and new marketing arrangements, including sales at non-SMI facilities and other outside venues.

We plan to broadcast most of our NASCAR Sprint Cup and Nationwide Series racing events, as well as many other events, at each of our speedways over our proprietary Performance Racing Network in 2012. PRN is syndicated nationwide to more than 600 radio stations. Along with broadcasting our racing events, PRN produces innovative daily and weekly racing-oriented programs throughout the NASCAR season. We also own Racing Country USA, our national country music and NASCAR-themed radio show syndicated to approximately 285 affiliates nationwide. The combination of PRN’s and Racing Country USA’s national syndication networks, with Sirius XM Satellite Radio and NASCAR.com, offers sponsors a very powerful and expansive promotional network. We plan to carry additional programming over PRN and Racing Country USA in 2012.

600 Racing was rebranded as US Legend Cars International in 2010, and continues to develop new domestic and overseas markets for distribution of their race cars and parts, including adding dealers in Turkey and Georgia to its network. We developed and are the official sanctioning body of the Legends Circuit. Introduced in 1992, US Legend Cars manufactures and sells the cars

Speedway Motorsports, Inc. Annual Report on Form 10-K
9

and parts used in Legends Circuit racing events. Legends Cars are 5/8-scale versions of the modified classic sedans and coupes driven by legendary early NASCAR racers, and are designed primarily to race on “short” tracks of 3/8-mile or less. As an extension of the original Legend Cars concept, US Legend Cars also manufactures the “Bandolero”, a smaller, lower-priced, entry level stock car which appeals to younger racing enthusiasts, and the faster “Thunder Roadster” race car modeled after older-style roadsters that competed in past Indianapolis 500’s in the early 1960’s. Recently, US Legend Cars, in collaboration with Ray Evernham Enterprises, a former NASCAR Sprint Cup crew chief and team owner, developed the Legend Dirt Modified race car as a purpose-built dirt race car with more performance, while maintaining affordability. The Legend Dirt Modified is expected to further expand the US Legend Cars market to top dirt tracks around the country. Cars and parts are currently marketed and sold through approximately 50 distributors conducting business throughout the United States, and in Canada, Russia, South Korea, Australia, Turkey, Georgia, South America, Africa and Europe. The Legends Car, the Bandolero, the Legend Dirt Modified and the Thunder Roadster (collectively referred to as “US Legend Cars” or “Legends Cars”) are not designed for general road use. Revenues from this business totaled $10.2 million in 2011.

We believe the Legends Car is one of only a few complete race cars manufactured in the United States for a retail price of less than $13,000, and is an affordable entry into racing for enthusiasts who otherwise could not race on an organized circuit. The Legends Circuit, which includes the Legends Car, the Bandolero, the Thunder Roadster, and the Legends Dirt Modified race car, held approximately 2,500 sanctioned races at over 175 different tracks in 2011, making it one of the most active short track racing divisions in motorsports. In addition, the Legends Circuit is the third largest oval short track auto racing sanctioning body in terms of membership behind NASCAR and International Motor Contest Association (“IMCA”). Sanctioned Legends Car races are currently conducted at several of our speedways. We plan to continue broadening the Legends Circuit, increasing the number of sanctioned races and tracks at which races are held. In 2010, Charlotte Motor Speedway hosted a one-of-a-kind, grassroots Legends Circuit event called the “Legends Million”. The event featured a total purse of $1.0 million with the A-Main winner taking home an unprecedented $250,000. Several NASCAR and other racing drivers participated which, along with other promotional activities, generated substantial media attention and other favorable publicity for US Legend Cars International.

Increased Daily Usage of Existing Facilities – We constantly seek revenue-producing uses for our speedway facilities on days not committed to racing events. Such other uses include driving schools, track rentals, car and truck shows, Auto Fairs, free-style motocross and monster truck events, vehicle testing, settings for television commercials, concerts, holiday season festivities, print advertisements and motion pictures. We host several NHRA and other bracket racing events throughout the year at our modern BMS, IR, CMS and LVMS dragways, and host a summer Legends Car Series at several of our speedways. Also, AMS hosts several bracket drag racing events throughout the year.

With more than thirteen different track configurations at LVMS, including a 2.5-mile road course, 1/4-mile dragstrip, 1/8-mile dragstrip, 1/2-mile clay oval, 3/8-mile paved oval and several other race courses, we plan to continue capitalizing on LVMS’s top market entertainment value to further grow the speedway and other racing series, and to promote new expanded venues. In addition, our larger road courses at AMS, CMS, LVMS, NHMS and TMS are being rented for various activities such as driving schools, series racing and vehicle testing.

CMS and TMS own 4/10-mile, modern, lighted, dirt track facilities where nationally-televised events such as WOO Series, as well as AMA, have been held. Similar other racing events are held annually. Other examples of increased usage include concerts featuring popular bands such as Foreigner and Kansas at NHMS and The Doobie Brothers, REO Speedwagon, Willie Nelson and ZZ Top at TMS, exciting acts such as Robbie Knievel at TMS, the widely popular Disney movie “Cars” premiere at CMS, “Carolina Christmas,” a long drive-through Christmas light park and village at CMS to celebrate the holiday season, BMS’s holiday season “Speedway In Lights”, which is prominent in that region, and AMS and TMS hosting Harley-Davidson’s 100th Anniversary Celebrations with top-name musical and family entertainment. CMS hosts annual auto fair shows and TMS hosts annual spring Pate Swap Meets which remain widely popular. Also, LVMS hosts large track rentals used by car manufacturers for rallies and other corporate functions. In 2010, CMS hosted another inaugural annual NHRA-sanctioned Nationals racing event at its unique, four-lane dragway and NHMS conducted a snowmobile racing event. In 2011, LVMS hosted the popular Electric Daisy concert attracting a large number of young fans, and plans to host another concert in 2012. Also, CMS hosted a Cirque Du Soleil entertainment show in 2011. We are working to schedule music concerts and other activities at certain facilities.

Acquisition and Development of Additional Motorsports Facilities – We also consider growth by acquisition and development of motorsports facilities as appropriate opportunities arise. We acquired Bristol Motor Speedway and Infineon Raceway in 1996, Las

Speedway Motorsports, Inc. Annual Report on Form 10-K
10

Vegas Motor Speedway in 1998, and New Hampshire Motor Speedway and Kentucky Speedway in 2008. In 1997, we completed construction of Texas Motor Speedway. In 2004, we acquired North Carolina Speedway, including NASCAR Sprint Cup and Nationwide Series race event sanctioning and renewal agreements under which TMS continues to conduct those annual events (the speedway facilities were since sold). We continually attempt to locate, acquire, develop and operate venues that we believe are underdeveloped or underutilized, and to capitalize on markets where sponsorship pricing and television rights are more lucrative.

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

Racing and Related Events

NASCAR-sanctioned races are held annually at each of our speedways. The following are summaries of racing events scheduled in 2012 at each speedway.

•	AMS. In addition to the major NASCAR-sanctioned races listed below, AMS is scheduled to hold one NASCAR Camping World Truck Series race, as well as several other races and events.

Date	Event	Circuit
September 1	“Atlanta 300”	Nationwide
September 2	“AdvoCare 500”	Sprint Cup

•

BMS. In addition to the major NASCAR-sanctioned races listed below, BMS is scheduled to hold one NASCAR Camping World Truck Series race, one NHRA Nationals event and one NASCAR K&N Pro Series East race, as well as several other races and events.

Date	Event	Circuit
March 17	“FORD EcoBoost 300”	Nationwide
March 18	“Food City 500”	Sprint Cup
August 24	“Food City 250”	Nationwide
August 25	“IRWIN Tools Night Race”	Sprint Cup

•

CMS. In addition to the major NASCAR-sanctioned races listed below, CMS is scheduled to hold one NASCAR Camping World Truck Series race, two NHRA Nationals events and two WOO events, as well as several Sports Car Club of America (“SCCA”) and other races and events.

Date	Event	Circuit
May 19	“NASCAR Sprint All-Star Race”	Sprint Cup (all-star race)
May 26	“History 300”	Nationwide
May 27	“Coca-Cola 600”	Sprint Cup
October 12	“Dollar General 300”	Nationwide
October 13	“Bank of America 500”	Sprint Cup

•

IR. In addition to the major NASCAR-sanctioned race listed below, IR is scheduled to hold one IndyCar race, one NHRA Nationals event, one NASCAR K&N Pro Series West race, one AMA, and several SCCA and other racing events.

Date	Event	Circuit
June 24	“Toyota/Save Mart 350”	Sprint Cup

Speedway Motorsports, Inc. Annual Report on Form 10-K
11

•	KyS. In addition to the major NASCAR-sanctioned race listed below, KyS is scheduled to hold two NASCAR Camping World Truck Series races, as well as several other races and events.

Date	Event	Circuit
June 29	“Feed the Children 300”	Nationwide
June 30	“Quaker State 400”	Sprint Cup
September 22	“Kentucky 300”	Nationwide

•

LVMS. In addition to the major NASCAR-sanctioned races listed below, LVMS is scheduled to hold one NASCAR Camping World Truck Series race, two NHRA Nationals events, one NASCAR K&N Pro Series West race and one WOO event, as well as several other races and events.

Date	Event	Circuit
March 10	“Sam’s Town 300”	Nationwide
March 11	“Kobalt Tools 400”	Sprint Cup

•	NHMS. In addition to the major NASCAR-sanctioned races listed below, NHMS is scheduled to hold one NASCAR K&N Pro Series East race, and several SCCA and other races and events.

Date	Event	Circuit
July 14	“New England 200”	Nationwide
July 15	“LENOX Industrial Tools 301”	Sprint Cup
September 23	“SYLVANIA 300”	Sprint Cup

•	TMS. In addition to the major NASCAR-sanctioned races listed below, TMS is scheduled to hold two NASCAR Camping World Truck Series races, one IndyCar race, and several SCCA and other races and events.

Date	Event	Circuit
April 13	“O’Reilly Auto Parts 300”	Nationwide
April 14	“Samsung Mobile 500”	Sprint Cup
November 3	“O’Reilly Auto Parts Challenge”	Nationwide
November 4	“AAA Texas 500”	Sprint Cup

The following table shows the composition of selected revenues for the three years ended December 31, 2011 (in thousands):

	2011		2010		2009
Admissions	$130,239	26%	$139,125	28%	$163,087	30%
NASCAR broadcasting	185,394	37%	178,722	36%	173,803	32%
Sponsorships	63,378	12%	63,062	12%	75,476	14%
Other event related	85,256	17%	80,882	16%	87,588	16%
Souvenir and other merchandise	33,677	7%	32,930	7%	42,562	7%
Other	7,901	1%	7,522	1%	8,006	1%
Total revenue	$505,845	100%	$502,243	100%	$550,522	100%

Admissions – Our admissions revenues include ticket sales for all Company events at a wide range of prices. In general, we establish ticket prices based on spectator demand, economic conditions and, at times, cost of living increases. We promote outdoor motorsports events, and weather conditions surrounding these events affect sales of tickets. Although we sell many tickets well in advance of our events, poor weather conditions can have a material effect on our results of operations, particularly because we promote a limited number of premier events.

Speedway Motorsports, Inc. Annual Report on Form 10-K
12

NASCAR Broadcasting Revenue – We negotiate annual contracts with NASCAR for domestic television station and network broadcast coverage of all of our NASCAR-sanctioned events. NASCAR broadcasting revenue consists of rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at our speedways.

Sponsorship Revenue – Our revenue from corporate sponsorships is received in accordance with negotiated contracts. Sponsors and the terms of sponsorships change from time to time. Sponsorships generally consist of event, official and facility naming rights agreements. We have sponsorship contracts with many major manufacturing and consumer products companies and brands. Other considerations range from “Official” sponsorship designations at our speedways to exclusive advertising and promotional rights in various sponsor product categories. None of our individual sponsorship or naming rights contracts annually exceeded 5% of total revenues in 2011.

Other Event Related Revenue – We derive event related revenue from various marketing agreements for on-site advertising, hospitality and other promotion related activities. Our marketing agreements sometimes include multiple specified elements such as sponsorships, tickets, hospitality, suites or on-site advertising in varying combinations for one or more events or contract periods, although there is typically a predominant element. Our marketing agreements can be event, speedway or period specific, or pertain to multiple events, speedways or years.

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

We also derive revenue from luxury suite and track rentals, driving schools, parking and other event and speedway related activities. As of December 31, 2011, our speedways had a total of approximately 832 luxury suites available for leasing to corporate customers or others. CMS has also constructed 40 open-air boxes, each containing 32 seats, which are rented to corporate customers or others. Our speedways and related facilities are frequently leased to others for use in driving schools, testing, research and development of race cars and racing products, concerts, settings for commercials and motion pictures, and other outdoor events.

We broadcast most of our NASCAR Sprint Cup and Nationwide Series races over our proprietary Performance Racing Network, which also sponsors four weekly racing-oriented programs throughout the NASCAR season. We derive event related revenue from the sale of commercial time on PRN, which is syndicated nationwide. We have negotiated contracts with NASCAR for ancillary broadcasts associated with NASCAR.com, NASCAR Radio, international and other media. None of our individual other event related contracts annually exceeded 5% of total revenues in 2011.

Souvenir and Other Merchandise Revenue – We derive event related revenue from sales of owned motorsports related souvenir merchandise during racing and non-racing events and in our speedway gift shops throughout the year. Souvenir merchandise is sold in concession areas located on or near speedway concourses and other areas surrounding our speedway facilities to individual, group, corporate and other customers. Such revenues are generated primarily from SMI Properties and SMI Trackside event souvenir merchandising for our speedways and third-party speedways. SMI Trackside is a wholly-owned subsidiary of SMI Properties (motorsports event merchandise). We derive other operating revenue from certain SMI Properties, TSI, and Legend Cars operations (non-event, motorsports related merchandise). We also derive other operating revenue from Oil-Chem, which produces an environmentally-friendly micro-lubricant (non-motorsports merchandise).

Other Revenue – We derive other operating revenue from The Speedway Club at CMS and The Speedway Club at TMS (together the “Speedway Clubs”) dining and entertainment facilities located at the respective speedways, which serve individual, group, corporate and other clientele. We also derive other operating revenue from leasing of IR’s industrial park to individuals, corporate and other customers, including race teams and driving schools, from leasing of office towers located at several of our speedways to motorsports and non-motorsports associated corporate and other customers, TMS oil and gas mineral rights lease revenues, and from the sanctioning of US Legend Cars circuit races.

Speedway Motorsports, Inc. Annual Report on Form 10-K
13

COMPETITION

We are the leading motorsports promoter in the local and regional markets served by our eight speedways, and compete regionally and nationally with other speedway owners, including ISC, to sponsor events, especially Sprint Cup and Nationwide Series events, and to a lesser extent, other NASCAR, IndyCar, NHRA and WOO sanctioned events. We compete for spectator interest with all forms of professional and amateur spring, summer and fall sports, and with a wide range of other available regional and national entertainment and recreational activities, conducted in and near Atlanta, Boston, Bristol, Charlotte, Dallas-Fort Worth, Las Vegas, Lexington/Louisville/Cincinnati, and San Francisco. These competing events or activities may be held on the same days as our events. We also compete with improving and expanding media coverage and content by network and cable broadcasters, particularly for Sprint Cup and Nationwide Series racing events, along with the ongoing improvements in high-definition television technology.

Successful speedway operations require significant capital investments for new speedway construction, marketing, promotional and operational expertise, and license agreements with NASCAR and other sanctioning bodies. Industry competitors are actively pursuing internal growth and industry consolidation due to the following factors:

•	high operating margins

•	popular and accessible drivers

•	strong fan brand loyalty

•	a widening demographic reach

•	high appeal to corporate sponsors

•	rising broadcast revenues

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

EMPLOYEES

As of December 31, 2011, we had approximately 785 full-time and 253 part-time employees. We hire temporary employees and use volunteers to assist during periods of peak attendance at our events. None of our employees are represented by a labor union. We believe we enjoy a good relationship with our employees.

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

PATENTS AND TRADEMARKS

We have federally registered trademark and/or service mark rights in “Speedway Motorsports,” “Atlanta Motor Speedway,” “AutoFair,” “AvBlend,” “Bluegrass Club,” “Bristol Motor Speedway,” “Charlotte Motor Speedway,” “Kentucky Club,” “Kentucky Speedway,” “Las Vegas Motor Speedway,” “New Hampshire Motor Speedway,” “Sears Point Raceway,” “Thunder Valley Nationals,” “Texas Motor Speedway,” “TMS,” “Legends Cars,” “Bandolero,” “Atomic Oil,” “WBL,” “It Soaks Into Metal,” “Linkite,” “Lenckite,” “Micro-Lubricant,” “zMAX,” “Motorsports by Mail,” “The Speedway Club,” “Top the Cops,” “Diesel 40 – The Engine Conditioner,” “Diesel 60 – The Fuel Conditioner,” “Diesel 90 – The Gear And Accessory Conditioner,” “Fans First”, “The Great American Speedway!,” “Radio Without a Restrictor Plate,” “Seal of Champions, Speedway Motorsports, Inc.,” “Speedway World,” “The Official Seal of Racing,” “Lug Nut,” “Sparky,” “Live Free & Race!,” “zMAX Dragway,” “Think Outside The Oval,” “U.S. Legend Cars International” and our corporate logos.

Speedway Motorsports, Inc. Annual Report on Form 10-K
14

Federal trademark and/or service mark registrations are pending with respect to “Let the Troops Race,” “Fan Friendly,” “Miles of Courage,” “Victory Lane Club” and “Wild Asphalt Circus”. We own state trademark and/or service mark registrations for “Atlanta Motor Speedway” (Georgia), “AMS” (Georgia), “Texas Motor Speedway” (Texas) and “TMS” (Texas). We have registered trademark rights in the “zMAX” trademark in Australia, Canada, Israel, Mexico, New Zealand, Singapore and the European Union, registered trademark and service mark rights in the “Legends Cars” mark in the European Union and Canada, and registered service mark rights in the “Motorsports by Mail” mark in Japan. We also have six patents related to our Legends Car, Bandolero Car and Thunder Roadster design and technology. Our policy is to protect our intellectual property rights zealously, including use of litigation, to protect their proprietary value in sale and market recognition.

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

The United States and global economic slowdown, ongoing disruptions in the financial markets and geopolitical events, could have a continued significant adverse impact on consumer and corporate spending and our business. Consumer and corporate spending can significantly impact our operating results, and national or local catastrophes, elevated terrorism alerts or natural disasters could have a significant adverse impact on our operating results.

Our business depends on discretionary consumer and corporate spending. The combination of high unemployment, high fuel prices, tight credit markets, difficult residential real estate and mortgage markets, stock market volatility, among other factors, have led to historically low levels of consumer confidence and recessionary conditions. Those economic factors have dampened, and may continue to dampen, consumer and corporate spending, including adversely impacting disposable income and recreational and entertainment spending, resulting in a negative impact on our motorsports and non-motorsports activities. Reduced consumer and corporate spending has, and we believe will continue to, negatively impact admissions, sponsorship, advertising and hospitality spending, concession and souvenir sales demand, luxury suite, and other event related revenue, with related

Speedway Motorsports, Inc. Annual Report on Form 10-K
15

effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. Increasing fuel prices, particularly given the elevated geopolitical tensions in the Middle East and other foreign regions, could significantly impact our future results.

While the direction and strength of the United States economy appear to be improving, significant uncertainty remains as to its recovery strength, timing and longevity. Government responses and actions may or may not successfully restore stability to the credit and consumer markets and improve economic conditions in the foreseeable future. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could also lead to higher inflation and higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these economic conditions might improve cannot be determined at this time. Other factors that can affect consumer and corporate spending include hurricanes, flooding, earthquakes and other natural disasters, elevated terrorism alerts, terrorist attacks, military actions, air travel concerns, and geopolitical events, as well as various industry and other business conditions. Such factors or incidents, even if not directly impacting us, can disrupt or otherwise adversely impact the financial results, spending sentiment and interest of our present or potential customers. These factors can adversely impact local, regional and national consumer and corporate spending sentiment.

There can be no assurance that government response to the economic slowdown and disruptions in the financial and credit markets will stabilize the economy or financial and credit markets for long periods. These economic conditions might not improve or could worsen and when these conditions may ultimately improve cannot be determined at this time. Each of these aforementioned negative factors, among others, and particularly when combined, may further adversely impact corporate and individual customer spending and have a material adverse impact on our future operating results and growth. There can be no assurance that consumer and corporate spending will not be further adversely impacted by current or unforeseen economic or geopolitical conditions, thereby possibly having a material adverse impact on our future operating results and growth.

As a result of current adverse financial market conditions, investments in some financial instruments may pose risks arising from liquidity and credit concerns. However, we currently have no direct holdings in these higher-risk type instruments and our indirect exposure to these instruments through money market funds or otherwise is believed immaterial. However, we cannot predict future market conditions or market liquidity and can provide no assurance that our current or future investment portfolios, if any, will remain unimpaired.

Bad weather adversely affects the profitability of our motorsports events and postponement or cancellation of major motorsports events could adversely affect us.

We promote outdoor motorsports events. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, driving schools and track rentals, among other things. Although we sell many tickets well in advance of our events, poor weather conditions can have a material effect on our results of operations, particularly because we promote a limited number of premier events. Due to inclement weather conditions, we may be required to move a race event to the next raceable day, which would increase our costs for the event and could negatively impact our walk-up admissions, if any, and food, beverage and souvenir sales. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
16

Lack of competitiveness in NASCAR Sprint Cup Series races or closeness of championship points races, the popularity of race car drivers or changes made by NASCAR on conducting, promoting and racing as a series sanctioning body, can significantly impact operating results.

A lack of competitiveness in Sprint Cup Series races or the closeness of the championship points race in any particular racing season can significantly impact our operating results. The number of racing competitors, particularly popular drivers, can affect on-track competition and the appeal of racing. New or changed racing teams could be formed with drivers that generate less fan interest or race less competitively. These and other factors can affect attendance at NASCAR Sprint Cup and Nationwide Series racing events, as well as corporate marketing interest, which can significantly impact our operating results. These and other factors, such as the popularity of race car drivers, can affect attendance, media attention and the promotional marketing appeal for Sprint Cup racing events, as well as other events surrounding the weekends such Sprint Cup races are promoted. There can be no assurance that attendance or other event related revenues will not be adversely impacted by a lack of competitive racing or a close championship points race, or a decline in popularity of one or more race car drivers, in any particular season, thereby possibly impacting our operations and growth.

NASCAR periodically implements new rules or technical and other required changes for race teams and drivers, as well as event promoters, in attempts to increase safety, racing competition and fan and media interest, among other things. For example, NASCAR implemented “double-file restarts”, and is planning for car manufacturers Chevrolet, Toyota, Dodge and Ford to bring brand identity back to “stock car” racing with the introduction of re-styled Sprint Cup cars in 2013, in efforts to increase competition on the speedways and generate increased fan interest and new marketing opportunities. These and other new cars, and other periodically implemented changes, may or may not become more successful or popular with fans. Such factors can affect attendance and other event related revenues for our Sprint Cup and Nationwide Series racing events, as well as other events surrounding the weekends such races are promoted. Rule changes can increase operating costs that we may or may not be able to control. There can be no assurance that attendance or other event related revenues or operating costs will not be adversely impacted by sanctioning body changes in any particular season, thereby possibly impacting our operations and growth.

The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions and efficient and successful integration into our operations.

We pursue acquisitions or joint ventures as part of our long-term business strategy. We purchased NHMS in January 2008 for $340.0 million and KyS in December 2008 for $70.8 million. These purchases were funded with available cash and borrowings under the Credit Facility. The purchase of NHMS and KyS and other such transactions may involve significant challenges and risks. For example, the transactions may not advance our business strategy or we may not realize a satisfactory return on our investments. We may experience difficulty integrating new employees, business systems and technology, or management’s attention may be diverted from our other businesses or operations. Furthermore, the use of cash or additional borrowings could significantly impact our liquidity, impair our ability to borrow additional funds for other business purposes or cause lowered ratings by credit agencies resulting in higher borrowing costs or increased difficulties borrowing additional amounts, among other things. These factors could adversely affect our future financial condition or operating results.

We may continue to significantly expand and improve our speedway facilities, involving material capital expenditures over several years in amounts or nature that have not yet been determined. Such expenditures may or may not increase our future success and the ability to compete and operate successfully and profitably depends on many factors outside of management’s control. Such factors, if significantly negative or unfavorable, could result in possible impairment and other charges that materially adversely affect our future financial condition or results of operations.

Management may from time to time evaluate the potential disposition of assets and businesses that may no longer be in alignment with our strategic direction. For example, in 2007 we sold the majority of assets and all operations of North Carolina Speedway, consisting principally of track rentals, because advancement of our business strategy and the foreseeable returns on investment were not satisfactory. As further discussed in Note 14 to the Consolidated Financial Statements, we discontinued our oil and gas operations in 2008. We may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner or we may dispose of a business at a price or on terms that are less than optimal. In addition, there is a risk that we will sell a business whose subsequent performance exceeds expectations. These factors could adversely affect our future financial condition, operating results or cash flows.

Speedway Motorsports, Inc. Annual Report on Form 10-K
17

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

At any time, we may evaluate or attempt to realign one or more NASCAR Sprint Cup Series (or other motorsports series) race dates among our multiple track facilities. We obtained approval to realign an annual NASCAR Sprint Cup racing event from AMS to KyS beginning in 2011. Many factors and alternatives must be considered, including the popularity and profitability of various races, the relative seating capacity at each track, alternative uses and revenues for such tracks in the event a race is moved, the costs of any capital expenditures to upgrade or expand facilities, the lead time required to complete any such upgrades or expansion, alternative uses of capital, any existing or potential governmental tax incentives, changing economic conditions at the individual tracks and in the economy as a whole, as well as various other strategic issues.

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

NASCAR has announced it would consider potential track realignment of Sprint Cup Series racing events to desirable, potentially more profitable market venues of speedway operators. While relocation of any Sprint Cup event among our speedways we now own or may own in the future could result in a net increase or decrease in our future operating profitability, long-lived assets of a speedway from where a Sprint Cup racing event may move could become impaired resulting in a material impairment charge that adversely affects our future financial condition or results of operations.

Our NASCAR broadcasting rights revenues are significant and changes could adversely affect our profitability and financial condition.

Our NASCAR broadcasting and, to a lesser degree, ancillary media rights fees revenues are significant multi-year contracted revenue and cash flow sources for us. Any significant adverse changes to such rights fees revenues could adversely impact our results. For example, the first few years of the current eight-year contract, which began in 2007, had total NASCAR broadcasting rights fees for the entire industry that were lower than the 2006 rights fees. However, the current broadcasting contract contains a 40% increase over the former contract annual average. The eight-year NASCAR broadcasting rights agreement expires after 2014, and currently provides us with increases in annual contracted revenues averaging 3% per year. Changes or trends in television broadcast ratings may impact future renewals. Material changes in the media or motorsports industries could result in broadcasting or ancillary media contract renewals different from historical practices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Liquidity” for related discussion on likely decreases in ancillary rights revenue in 2012.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
18

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

The financial stability of certain insurance companies that provide our insurance coverage could be adversely affected by economic, geopolitical and other events or conditions as further discussed above. In that case, the ability of these insurance companies to pay our potential claims could be impaired, and we might not be able to obtain adequate replacement insurance coverage at a reasonable cost or at all. Any of these events could harm our business, and we cannot provide assurance that future increases in such insurance costs and difficulties in obtaining high policy limits will not adversely impact our future financial position or operating results.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
19

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

We believe significant growth in our revenues depends, in large part, on consistent investment in facilities. Therefore, we expect to continue to make substantial capital improvements in our facilities to increase spectator entertainment value and potential revenue growth. Our Credit Facility, as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Future Liquidity”, allows standby letters of credit of up to $50.0 million, annual capital expenditures of up to $75.0 million, and provides for additional borrowings of up to $89.1 million as of December 31, 2011 subject to meeting specified conditions. We frequently have a number of significant capital projects underway. As further described above in the Risk Factor “The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions and efficient and successful integration into our operations,” we plan to continue to make substantial capital expenditures and investments in 2012 and future years. The planned improvements will likely involve material capital expenditures over several years in amounts that have not yet been determined.

The profitability or success of future capital projects and investments is subject to numerous factors, conditions and assumptions, many of which are beyond our control. Significant negative or unfavorable outcomes could reduce our available cash and cash investments or our ability to service current or future indebtedness, require additional borrowings resulting in higher debt service and interest costs, lower our ratings by credit agencies, increase our borrowing costs or difficulties in borrowing additional amounts, cause higher than anticipated depreciation expense, among other negative consequences, and could have a material adverse effect on our future financial condition or results of operations.

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
20

Future impairment of our property and equipment, other intangible assets and goodwill could adversely affect our profitability.

As of December 31, 2011, we have net property and equipment of $1,177.2 million, net other intangible assets of $395.0 million and goodwill of $138.7 million. Also, as further described in the risk factor above “The success of our business depends, in part, on achieving our objectives for strategic acquisitions and dispositions and efficient and successful integration into our operations,” we plan to continue to make substantial capital investments. We periodically evaluate long-lived assets for possible impairment based on expected future undiscounted operating cash flows and profitability attributable to such assets or when indications of possible impairment occur. As further described in Note 2 to the Consolidated Financial Statements, in 2011 we recorded a $48.6 million non-cash impairment charge (with no income tax benefit) to reduce the carrying value of goodwill related to NHMS to estimated fair value, resulting from our latest annual impairment assessment. Also, our latest annual assessment of goodwill and other intangible assets also considered that our market capitalization was below our consolidated stockholder’s equity. Management’s analysis of the market capitalization difference, along with additional information on the latest annual impairment assessment, is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and Note 2 to the Consolidated Financial Statements, and is not repeated here. There have since been no other events or circumstances that might indicate possible impairment. Based on this analysis, management believes the decline in our market capitalization below our consolidated stockholder’s equity is temporary, and that no unrecognized impairment of property and equipment and goodwill and other intangible assets exists through or as of December 31, 2011.

The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. While we believe no unrecognized impairment exists at December 31, 2011, different conditions, trends or assumptions or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and our future financial condition or results of operations. The profitability or success of future capital projects and investments are subject to numerous factors, conditions and assumptions, many of which are beyond our control, and if significantly negative or unfavorable, could become impaired and materially adversely affect our future financial condition or results of operations. See the risk factor “Relocation of major motorsports events could adversely affect us” above for related discussion on impairment considerations.

Our substantial indebtedness could adversely affect our financial position, ability to meet our obligations under our debt instruments, and ability to pay dividends.

We have a substantial amount of debt and significant debt service obligations. As of December 31, 2011, we had total outstanding long-term debt of approximately $572.6 million, or $579.0 million excluding issuance discount of $6.4 million, as further described in Note 6 to the Consolidated Financial Statements. Our substantial indebtedness and leverage could make it more difficult and costly to borrow money and may reduce funds available for financing our operations and other business activities and have other important consequences, including the following:

•

requiring us to dedicate a substantial portion of our cash flow from operations to payment of principal, debt redemption premium, if any, and interest on our debt, which would reduce funds available for working capital, capital expenditures, dividends, stock repurchases, and other corporate purposes;

•

our ability to adjust to adverse or changing market conditions and withstand competitive pressures could be limited, and we may be vulnerable to additional risk if there is a downturn in general economic conditions or our business;

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
21

Servicing our indebtedness will require a significant amount of cash. Our ability to generate cash depends on a variety of factors, many of which are beyond our control.

A significant portion of our cash flow must be used to service our indebtedness and is therefore not available for use in our business. In 2011, we paid $40.0 million in interest on our indebtedness. Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, legislative, regulatory, industry, competitive and other factors that are beyond our control. Our operations are substantially impacted by the success of NASCAR in the promotion and conduct of racing as a sanctioning body, our relationship with NASCAR and the popularity of NASCAR and other motorsports generally, and the impact of competition, including competition from other speedway owners like ISC. Although under our control, our cash outlays for dividends are funded in part with cash that would otherwise be available for our capital spending, repurchases of common stock or other liquidity needs, and dividend increases further limit cash otherwise available for such uses or needs. Our business may not be able to generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. As further described in Note 6 to the Consolidated Financial Statements, we may redeem some or all of our 2009 Senior Notes or 2011 Senior Notes at any time at annually declining redemption premiums beginning June 1, 2013 and February 1, 2015, respectively. Such redemptions could limit funds otherwise available for future working capital, capital expenditures, acquisitions or other general corporate purposes. However, we may not be able to complete such refinancing or redemption on commercially reasonable terms or at all.

Our future borrowing costs on current outstanding or future indebtedness could substantially increase and adversely affect our financial health and profitability, each of which may have a material adverse effect on our business and results of operations.

The purchases of NHMS and KyS significantly increased our outstanding indebtedness and leverage, and our current or future capital spending plans could further significantly increase our future outstanding debt, resulting in an adverse effect on our financial health and profitability. As of December 31, 2011, we had total outstanding long-term debt of approximately $572.6 million and our Credit Facility permits additional borrowings of up to $89.1 million. The ongoing disruptions and tight financial and capital markets could have a significant adverse impact on our future interest and other borrowing costs. Our operating results have benefited from relatively low interest rates on our floating rate Credit Facility and future increases, if significant, could have a significant adverse impact on our future results. Also, our future interest and borrowing costs under our Credit Facility, any refinanced or replaced current outstanding indebtedness, or new additional financing could substantially increase and adversely affect our financial health and profitability. Interest and other borrowing costs have significantly increased for many companies in numerous industries, and may increase from current levels in the foreseeable future. While at times we use interest rate swaps to hedge our interest rate risk, we are currently unable to predict if or when the interest rates could change. Our significant indebtedness levels and leverage, along with difficult credit market conditions, could result in higher interest and other borrowing costs and more restrictive financial and other loan covenants under any new credit facility or other borrowing arrangements.

As further discussed in Note 6 to the Consolidated Financial Statements, interest rates under our Credit Facility are based on specified tier levels that are adjustable periodically based upon certain consolidated total leverage ratios. Our current planned or unplanned future capital spending and possible increases in our future outstanding indebtedness, along with our current leverage, could further reduce the amounts by which we exceed minimum required covenant compliance levels and result in changes to our interest cost tier levels under our Credit Facility. Future changes in such surplus in our compliance levels or interest cost tiers could result in increased interest costs on current or future indebtedness, restricted or reduced borrowings and availability under our Credit Facility, and increased costs of borrowing for any new financing. Each or all of these factors could have a material adverse effect on our financial health and profitability.

Restrictions imposed by terms of our indebtedness could limit our ability to respond to changing business and economic conditions and to secure additional financing.

The indentures for our 2009 Senior Notes, 2011 Senior Notes and Credit Facility agreement restrict, among other things, our and our subsidiaries’ ability to do any of the following:

•	incur additional debt or liens

•	pay dividends or make distributions

Speedway Motorsports, Inc. Annual Report on Form 10-K
22

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

Because of our significant outstanding indebtedness, debt covenant compliance is important to our operations. Our Credit Facility is the primary source of committed funding from which we finance our planned capital expenditures, strategic initiatives, such as repurchases of our common stock, and working capital needs. Our Credit Facility contains more extensive and restrictive covenants than the indentures for the 2009 Senior Notes and the 2011 Senior Notes. In addition to covenants described above, our Credit Facility requires us to maintain specified financial ratios and satisfy certain financial condition tests, as well as limits our acquisitions, capital expenditures and investments, as further described in “Future Liquidity”. The Company regularly monitors compliance with the various covenants under each of these debt agreements. Failing to comply with those covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us. Future default on any of these covenants could result in default under, or an inability to undertake certain activities in compliance with, the underlying debt agreements. Non-compliance with financial covenant ratios or other covenants could prevent us from being able to access further borrowings under, or require repayment of, our Credit Facility. Our ability to meet those covenants, financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests.

Our Credit Facility, the 2009 Senior Notes, and the 2011 Senior Notes contain cross-default provisions. A default under any of these debt agreements could likely trigger cross-default provisions allowing the lenders, in each case, to exercise their rights and remedies as defined under their respective agreements. If there were an event of default under any loan agreement, the lenders could elect to declare all amounts outstanding, including accrued interest or other obligations, to be immediately due and payable. If we were unable to repay these amounts, such lenders could proceed against the collateral, if any, granted to them to secure that indebtedness. If any indebtedness were to be accelerated, there can be no assurance that we could repay or refinance the accelerated amounts due.

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

We were in compliance with all applicable covenants under our various debt agreements as of December 31, 2011. At this time, management also believes we will remain in compliance with all applicable covenants for at least the next 12 months. However, although not anticipated at this time, significant negative adverse factors such as material tangible, intangible or other asset impairment charges or unforeseen declines in our future profitability or cash flows from ongoing recessionary conditions or other market factors, if large enough individually or in combination, could result in our inability to remain in compliance. These and other possible negative factors that could impact compliance are further described throughout this “Risk Factors” section.

We may be able to incur additional indebtedness in the future.

Despite our level of indebtedness, we may be permitted to incur additional debt in the future. In addition, we may be able to secure this additional debt with Company, subsidiary or new business assets. At December 31, 2011, we had approximately $89.1 million of additional revolving loans available for borrowing under our Credit Facility. Furthermore, any additional financing arrangements we enter into may contain additional restrictive and financial covenants. These covenants may restrict or prohibit many actions including, but not limited to, our ability to incur debt, create liens, prepay debt, pay dividends, limit capital expenditures or investments, engage in transactions with stockholders and affiliates, issue capital stock, sell certain assets, or

Speedway Motorsports, Inc. Annual Report on Form 10-K
23

engage in mergers, consolidations or sale-leaseback transactions. Failure to maintain compliance with any new covenants could constitute a default, which could accelerate the payment of any amounts outstanding under any new or existing financial agreements.

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

Failure to maintain adequate security for certain customer-related information could damage our reputation with current or prospective customers, subject us to litigation or adverse regulatory actions or cause us to incur substantial additional costs.

In the ordinary course of business, we collect and store certain financial and other information from individuals, corporations and others, including customers, employees and outside contractors. We process customer payment card information, perform credit, employment and other business related inquiries, and collect customary information used for marketing purposes. We contract with third-parties for processing orders and payments of a large portion of our tickets and other access sold for our events, much of which is transacted indirectly through links with our internal websites. Our online operations depend upon secure transmission of confidential information over public networks, including information permitting and transacting cashless payments. We commit significant internal and external resources to network security, data encryption, and other security measures to protect our networks and data, but there can be no assurance these security measures provide complete security. Our or third-party networks could be breached and we could be unable to protect sensitive data. A breach of our security networks that results in personal, corporate or other sensitive information being obtained by unauthorized persons could adversely affect our reputation with current or prospective customers and others. Such security breach could result in litigation against us, adverse regulatory actions or imposing substantial penalties or fines. Also, a security breach could require or result in us spending significant additional resources on our information security systems and could disrupt our operations, particularly sales and marketing. Any significant breach could have a material adverse impact on our future financial condition, results of operations and cash flows.

Our chairman owns a majority of our common stock and will control any matter submitted to a vote of our stockholders.

As of March 1, 2012, Mr. O. Bruton Smith, our Chairman and Chief Executive Officer, beneficially owned, directly and indirectly, 29,000,800 shares of our common stock. As a result, he will continue to control the outcome of substantially all issues submitted to our stockholders, including the election of all of our directors.

In addition, as a “controlled company” within the meaning of the NYSE rules, we also qualify for exemptions from certain corporate governance requirements, including the requirement that we have nominating and corporate governance and compensation committees composed entirely of independent directors. Although we qualify, we do not currently use this “controlled company” exemption.

Speedway Motorsports, Inc. Annual Report on Form 10-K
24

Changes in income tax laws could adversely affect our financial condition and results of operations.

At December 31, 2011, net deferred tax liabilities totaled $361.0 million, after reduction for net deferred tax assets of $5.9 million. At December 31, 2011, valuation allowances of $66.3 million have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. Changes in tax laws, assumptions, estimates or methods used in the accounting for income taxes, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our future financial condition or results of operations.

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

The market price of our common stock could be adversely affected by the sale of approximately 1,200,000 shares of our common stock issuable upon the exercise of various options under our equity compensation plans; by the issuance or sale of approximately 1,906,000 shares of our common stock available for grant under our equity compensation plans; or by the sale of approximately 29,000,800 shares of our common stock available for resale in compliance with Rule 144 under the Securities Act, including shares held by Mr. O. Bruton Smith, our Chairman and Chief Executive Officer. The market price for our common stock could also be adversely affected if there was a default of one of the non-Company loans under which 11,540,000 shares of our common stock, owned by Mr. Smith and Sonic Financial Corporation, our affiliate through common ownership by Mr. Smith, have been pledged.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 5555 Concord Parkway South, Concord, North Carolina, 28027, and our telephone number is (704) 455-3239. A description of each SMI speedway as of December 31, 2011 follows:

Atlanta Motor Speedway – AMS is located on approximately 820 acres in Hampton, Georgia, approximately 30 miles south of downtown Atlanta. AMS was built in 1960 and has been owned by us since 1990. AMS is located in a top-ten media market, and has the long-standing reputation of offering fans some of the best on-track competition in NASCAR. AMS also has an on-site

Speedway Motorsports, Inc. Annual Report on Form 10-K
25

2.5-mile road course. In 1997, AMS was completely renovated including reconfiguration to a “state-of-the-art” 1.54-mile, lighted, asphalt, 24-degree banked, quad-oval superspeedway, adding 22,000 permanent seats, including 58 luxury suites, and changing the start-finish line location. AMS constructed 46 condominiums overlooking the speedway and has two remaining unsold condominiums. In 1998, lighting was installed for night racing. In recent years, there has been significant roadway expansion leading into and surrounding AMS, and AMS has reconfigured main entranceways and expanded on-site roads to ease congestion. Also, over several years, AMS has installed new scoreboards and modernized its infield garage, media center and press box areas. AMS suffered significant tornado damage in 2005 and has since been restored to a leading-edge motorsports facility. In 2006, AMS completed construction of approximately 14,000 new premium front-stretch and club-style permanent seats. In 2007 and 2008, AMS expanded its camping, restroom and other fan amenities. In 2010, AMS widened certain grandstand seating along its superspeedway front-stretch for a net reduction of approximately 3,000 seats. At December 31, 2011, AMS had permanent seating capacity of approximately 98,000, including 123 luxury suites.

Bristol Motor Speedway – Acquired in 1996, BMS is located on approximately 670 acres in Bristol, Tennessee and is a 0.533-mile, lighted, high-banked concrete oval speedway. BMS also owns and operates a 1/4-mile modern, lighted dragway. We believe BMS is the most popular facility on the Sprint Cup circuit among race fans due to its steep banked turns and lighted nighttime races. From 1996 through 2002, BMS added over 76,000 new permanent grandstand seats, including 73 new luxury suites, featuring outstanding views, new stadium-style terrace sections, convenient elevator access, popular food courts and mezzanine level souvenir, concessions and restroom facilities for enhanced spectator enjoyment, convenience and accessibility. In 1999, BMS reconstructed and expanded its dragstrip into a state-of-the-art dragway, “Thunder Valley”, featuring permanent grandstand seating, luxury suites, and extensive fan amenities. In 2003, BMS constructed approximately 43,000 new permanent grandstand seats for a net increase of approximately 10,000, including 52 new luxury sky-box suites. In 2004, BMS completed construction of a modern expansive gift shop adjoining new entertainment, administrative and other marketing facilities that attracts and entertains fans and corporate clientele. In 2005, BMS constructed 37 new luxury sky-box suites and new permanent dragway seats at “Thunder Valley”, which remains one of the most modern, state-of-the art dragways in the country. In 2005 and 2006, BMS continued to improve and expand fan amenities and make other site improvements. In 2007, BMS repaved the steep banked track surface on its speedway, and has since continued to expand its camping, restroom and other fan amenities, and to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. In 2010, BMS renovated and modernized the infield areas and media center of its main speedway. At December 31, 2011, BMS had permanent seating capacity of approximately 158,000, including 196 luxury suites.

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

In 2004, CMS renovated and modernized its infield garages, media center, and scoring towers and made other facility improvements. The new CMS media center has leading-edge technology infrastructure and access that has increased appeal for media content providers, sports journalists and others involved in racing communications. In 2005, the exclusive dining and entertainment facilities at The Speedway Club at CMS were completely remodeled and now offer expanded premium restaurant, catering and corporate meeting facilities. In 2006, CMS reprofiled and resurfaced its superspeedway, continued improving and expanding concessions, restroom and other fan amenities, expanded available parking to ease congestion and improve traffic flow, and made other site improvements. In 2007, CMS significantly expanded its available hospitality areas and other marketing facilities to better attract and entertain fans and corporate clientele, and renovated and modernized certain grandstand seating. In 2008, CMS completed construction of the “zMAX Dragway” where it now hosts two annual NHRA-sanctioned Nationals racing events. This new leading edge facility features a unique, lighted “four lane” racing configuration, with almost 30,000 premium permanent

Speedway Motorsports, Inc. Annual Report on Form 10-K
26

seats (constructed to allow for expansion up to 60,000 seats), 31 luxury suites and upscale food and beverage concession areas. Also in 2008, CMS constructed larger premium permanent seating for a net decrease of approximately 6,000 seats. In 2009, CMS removed approximately 10,000 low demand superspeedway seats and constructed a high-end RV park and campground area, featuring upscale amenities and outstanding views of the entire superspeedway. In 2010, CMS replaced certain grandstand seating along its superspeedway front-stretch with new, wider premium permanent seating for a net reduction of approximately 3,000 seats, and eliminated certain concrete bleachers along the backstretch considered less desirable for spectators resulting in a reduction of approximately 9,000 seats. In 2011, CMS installed the world’s largest high-definition video board. This leading-edge technology significantly enhances the entertainment experience of fans at their events, and provides expanded promotional opportunities. At December 31, 2011, CMS had permanent seating capacity of approximately 134,000, including 113 luxury suites.

Infineon Raceway – Acquired in 1996, IR is located on approximately 1,600 acres in Sonoma, California and consists of a 2.52-mile, twelve-turn road course, a 1/4-mile modern dragstrip, and a modern, expansive industrial park. IR is located in a top-ten media market, and is one of only two road courses on the NASCAR Sprint Cup Series race schedule. From 1997 through 2001, IR added approximately 19,000 new permanent seats, made various grading changes to improve spectator sightlines, expanded and improved spectator amenities, acquired adjoining land to provide additional entrances and expanded spectator parking areas to accommodate attendance increases and ease congestion. In 1998, IR reconfigured its road course for the NASCAR Sprint Cup Series into a 10-turn, 1.99-mile course by creating “The Chute,” which connects Turns 4 and 7. However, the raceway still maintains its traditional 2.52-mile course for other events. The Chute provides spectators with improved sightlines and expanded viewing areas. The shorter course also enabled the raceway to lengthen the NASCAR race by nearly 35 laps. In 2003, IR completed a multi-year major reconfiguration and modernization, adding new permanent seats, including hillside terrace seats, and new luxury suites. IR’s enhancements also included underground pedestrian tunnels to better accommodate pedestrian traffic, a new world-class 16-turn, three-quarter mile karting center, permanent garages for race teams, an expanded modern industrial park, an enlarged pit road to accommodate NASCAR’s 43-car grid, and improved sightlines for better spectator enjoyment. Modernization of IR’s dragstrip facilities was also completed in 2003. In 2006, IR continued improving and expanding its on-site road system and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow. In 2007, IR expanded its camping, restroom and other fan amenities, and continued to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. In 2011, as part of our “green initiatives”, IR installed a large number of solar panels and a large, solar-powered LED display board, which are offsetting a significant portion of IR’s overall energy needs. At December 31, 2011, IR had permanent seating capacity of approximately 47,000, including 27 luxury suites, and provides temporary seating and other general admission seating arrangements along its 2.52-mile road course.

Kentucky Speedway – Acquired in December 2008, KyS is located in Sparta, Kentucky, approximately one-half hour south of Cincinnati, Ohio, on approximately 960 acres, was opened in 2000 and features a 1.5-mile, asphalt, tri-oval speedway. A new annual NASCAR Sprint Cup racing event was realigned from AMS to KyS beginning in 2011. We have substantially modernized and expanded infield areas, as well as media centers, concessions, camping and hospitality areas, restrooms and other fan amenities, at KyS. In 2011, KyS constructed approximately 38,000 new premium permanent seats, and eliminated 14 lower demand suites, and purchased land to increase available parking. We are also continuing to significantly reconfigure and expand on-site roads, available parking, traffic patterns and entrances. As of December 31, 2011, KyS had permanent seating capacity of approximately 107,000, including 39 luxury suites.

Las Vegas Motor Speedway – Acquired in 1998, LVMS is located on approximately 1,030 acres in Las Vegas, Nevada, and consists of a 1.5-mile, lighted, asphalt, quad-oval superspeedway, and several other on-site paved and dirt race tracks. These other race tracks include a 1/4-mile dragstrip, 1/8-mile dragstrip, 2.5-mile road course, 1/2-mile clay oval, 3/8-mile paved oval, motocross and other off-road race courses. From 1999 through 2002, LVMS added approximately 7,000 new permanent seats, expanded its concessions and restroom amenities and made other facility improvements. In 2000, LVMS reconstructed and expanded one of its dragstrips into a state-of-the-art dragway, “The Strip at Las Vegas Motor Speedway”, with permanent grandstand seating, luxury suites and extensive fan amenities. “The Strip at Las Vegas Motor Speedway” remains one of the most modern, state-of-the-art dragways in the country. In 2001, LVMS renovated its 3/8-mile paved racetrack, “The Bullring”, where it hosts weekly racing series from March through October. LVMS has significant club-style seating with convenient access to premium restaurant-quality food and beverage service. In 2004, LVMS constructed approximately 14,000 new premium permanent seats. In 2006, LVMS completed construction of approximately 16,000 new permanent grandstand seats. In 2007, LVMS com-

Speedway Motorsports, Inc. Annual Report on Form 10-K
27

pleted construction of one of the most modern and extensive infield media centers, garage and fan-zone entertainment facilities with leading-edge technology infrastructure and access for increased appeal to media content providers, sports journalists, racing team owners and drivers and others involved in motorsports. LVMS also reprofiled the banking of its superspeedway to offer fans exciting racing inherent in high-bank racing. In recent years, LVMS has continued to expand its camping, restroom and other fan amenities, and to improve and expand on-site roads and available parking to further ease congestion and improve traffic flow. In 2011, LVMS widened certain grandstand seating along its superspeedway front-stretch for a net reduction of approximately 8,000 seats. At December 31, 2011, LVMS had permanent seating capacity of approximately 123,000, including 102 luxury suites.

New Hampshire Motor Speedway – Acquired in January 2008, NHMS is a multi-use complex located in Loudon, New Hampshire on approximately 1,180 acres approximately 80 miles northwest of Boston, consisting of a 1.058-mile asphalt, oval superspeedway and a 1.6-mile road course. Our purchase of NHMS strategically positions us in the northeastern United States in one of the top-ten media markets in North America. Also, NHMS is the largest sports facility in New England. Management believes NHMS’s facilities and racing events provide significant long-term marketing opportunities for increasing revenues and profitability. Since purchased, NHMS has expanded and modernized various concession and camping areas and other fan amenities, and improved and expanded on-site roads and available parking to further ease congestion and improve traffic flow. In 2009, NHMS expanded and modernized its infield hospitality areas to enhance the marketing appeal, sightlines and experience for our corporate and other customers. In 2011, NHMS installed a new leader board to enhance the entertainment experience of race fans while attending their events. At December 31, 2011, NHMS had permanent seating capacity of approximately 96,000, including 38 luxury suites.

Texas Motor Speedway – TMS, located on approximately 1,490 acres in Fort Worth, Texas, is a 1.5-mile, lighted, banked, asphalt quad-oval superspeedway, with an on-site 2.5-mile road course. TMS is one of the largest sports facilities in the United States in terms of permanent seating capacity, and is located in a top-ten media market. TMS was constructed by us and hosted its first major NASCAR Sprint Cup Series race in April 1997. TMS has 76 condominiums overlooking turn two of the speedway and has four remaining unsold condominiums. TMS also has an executive office tower adjoining the main grandstand overlooking the speedway which houses The Speedway Club at TMS. We operate the TMS facilities under a 30-year arrangement with the Fort Worth Sports Authority as further described in Note 2 to the Consolidated Financial Statements. In 2000, TMS completed construction of a 4/10-mile, modern, lighted, dirt track facility. In 2001, TMS converted approximately 50 suites to speedway club-style seating areas to help meet demand for premium seating and services at its largest events. In 2006, TMS constructed the new Victory Lane Broadcast Center in the infield which is a two-story multi-purpose facility built for television and radio media who provide broadcast coverage of our events. In recent years, TMS has expanded and increased surrounding interstate access roads and interchanges, bus and tram systems and available parking, lighting for certain parking areas, and reconfigured traffic patterns and entrances to ease congestion and improve traffic flow, and expanded its camping, restroom and other fan amenities. In 2009, TMS removed approximately 21,000 low demand seats and constructed a high-end RV park and campground area, featuring upscale amenities and outstanding views of the entire superspeedway. At December 31, 2011, TMS had permanent seating capacity of approximately 137,000, including 194 luxury suites.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company's future financial position, results of operations or cash flows. New or material developments, if any, on the more significant of these lawsuits are described in Note 10 to the Consolidated Financial Statements. See Item 1A "Risk Factors" for additional information on the Company's liability insurance program and self-insured retention.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Speedway Motorsports, Inc. Annual Report on Form 10-K
28

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

SMI’s common stock is traded on the NYSE under the symbol “TRK.” As of March 1, 2012, 41,430,484 shares of common stock were outstanding and held by approximately 2,458 record holders based on information from our stock transfer agent. The Company had no unregistered sales of equity securities during 2011.

We intend to retain a substantial portion of our future earnings to provide funds for the operation and expansion of our business. SMI depends on cash flows and other payments from our speedways and other subsidiaries to pay cash dividends to stockholders, as well as to meet debt service and working capital requirements. The Company’s Board of Directors approved aggregate dividends on common stock in 2009 through 2011 as follows (in thousands except per share amounts):

	2011	2010	2009
Cash dividends paid	$16,623	$16,774	$15,352
Dividends per common share	$0.40	$0.40	$0.36

Quarterly dividends were declared in each of the three year periods. All declaration, record and payment dates were in the same fiscal periods. On February 16, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on March 15, 2012 to shareholders of record as of March 1, 2012. This dividend represents a 50% increase over the prior year quarterly dividend. This dividend is being funded in part with cash that would otherwise be available for repurchases of common stock. All cash dividends were or will be paid using available cash and cash investments. Although we plan to continue paying quarterly cash dividends, we may or may not pay similar cash dividends in the future. Any decision concerning the payment of dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under our Credit Facility, 2009 Senior Notes and 2011 Senior Notes, and other factors as the Board of Directors or its designees, in their sole discretion, may consider relevant.

The following table sets forth the high and low closing sales prices for SMI’s common stock, as reported by the NYSE for each calendar quarter during the periods indicated:

	High	Low
2011:
First Quarter	$15.98	$14.01
Second Quarter	16.34	13.10
Third Quarter	14.52	11.64
Fourth Quarter	15.35	11.50

2010:
First Quarter	$18.09	$14.79
Second Quarter	17.40	13.37
Third Quarter	16.48	12.93
Fourth Quarter	16.48	14.56

STOCK REPURCHASE PROGRAM

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The program was first announced to the public on April 27, 2005. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our

Speedway Motorsports, Inc. Annual Report on Form 10-K
29

business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. We could repurchase up to an additional 368,000 shares under the authorization as of December 31, 2011.

As set forth in the table below, we repurchased 255,000 shares of common stock under this program for approximately $3.6 million in 2011.

Issuer Purchases of Equity Securities under Authorized Programs as of December 31, 2011
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January through September 2011	194,000	$14.43	194,000	429,000
October 2011	21,000	12.35	21,000	408,000
November 2011	19,000	12.85	19,000	389,000
December 2011	21,000	13.94	21,000	368,000
Fourth Quarter 2011	255,000	13.05	255,000	368,000
Total 2011	255,000	$14.10	255,000	368,000

In 2011 and 2010, approximately 20,000 and 11,000 shares of our common stock were delivered to us at an average price per share of $13.98 and $15.00, respectively, in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the periods.

Speedway Motorsports, Inc. Annual Report on Form 10-K
30

STOCKHOLDER RETURN PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative stockholder return on our common stock against the cumulative total returns of the Standard & Poor’s 500 Index, the Russell 2000 Index and a Peer Group Index for the period December 31, 2006 through December 31, 2011. The Russell 2000 Index is included because management believes, as a small-cap index, it more closely represents companies with market capitalization similar to ours than the Standard & Poor’s 500 Index. The Peer Group Index consists of International Speedway Corporation, Walt Disney Co., and Dover Motorsports, Inc., all of which are publicly traded companies involved in the amusement, sports and recreation industries. The graph assumes $100 was invested on December 31, 2006 in each of our common stock, the Standard & Poor’s 500 Index, the Russell 2000 Index and the Peer Group Index companies, and all dividends were reinvested.

Speedway Motorsports, Inc. Annual Report on Form 10-K
31

ITEM 6. SELECTED FINANCIAL DATA

All financial data below are qualified by reference to, and should be read in conjunction with, our Consolidated Financial Statements and accompanying Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

INCOME STATEMENT DATA(1)

Years Ended December 31:	2011	2010	2009	2008	2007
(in thousands, except per share data)
Revenues:
Admissions	$130,239	$139,125	$163,087	$188,036	$179,765
Event related revenue	163,621	156,691	178,805	211,630	197,321
NASCAR broadcasting revenue	185,394	178,722	173,803	168,159	142,517
Other operating revenue	26,591	27,705	34,827	43,168	42,030
Total revenues	505,845	502,243	550,522	610,993	561,633

Expenses and other:
Direct expense of events	106,204	100,843	100,922	113,477	100,414
NASCAR purse and sanction fees	120,146	120,273	123,078	118,766	100,608
Other direct operating expense	20,352	21,846	26,208	34,965	34,484
General and administrative	89,384	85,717	84,250	84,029	80,913
Depreciation and amortization	54,004	52,762	52,654	48,146	44,475
Interest expense, net	42,112	52,095	45,081	35,914	21,642
Impairment of goodwill and other intangible assets(2)	48,609	–	7,273	–	–
Loss on early debt redemption and refinancing(3)	7,456	–	–	–	–
Equity investee losses (earnings)(4)	–	–	76,657	(1,572)	57,422
Other (income) expense, net	(342)	(2,378)	337	(1,077)	5,199
Total expenses and other	487,925	431,158	516,460	432,648	445,157

Income from continuing operations before income taxes	17,920	71,085	34,062	178,345	116,476
Provision for income taxes	(23,481)	(25,822)	(40,220)	(72,442)	(64,892)
(Loss) income from continuing operations	(5,561)	45,263	(6,158)	105,903	51,584
Loss from discontinued operation, net of taxes(5)	(883)	(782)	(4,145)	(25,863)	(13,190)
Net (Loss) Income	$(6,444)	$44,481	$(10,303)	$80,040	$38,394

Basic (loss) earnings per share:
Continuing operations	$(0.14)	$1.08	$(0.14)	$2.44	$1.18
Discontinued operation(5)	(0.02)	(0.02)	(0.10)	(0.60)	(0.30)
Net (Loss) Income	$(0.16)	$1.06	$(0.24)	$1.84	$0.88
Weighted average shares outstanding	41,524	41,927	42,657	43,410	43,735
Diluted (loss) earnings per share:
Continuing operations	$(0.14)	$1.08	$(0.14)	$2.44	$1.17
Discontinued operation(5)	(0.02)	(0.02)	(0.10)	(0.60)	(0.30)
Net (Loss) Income	$(0.16)	$1.06	$(0.24)	$1.84	$0.87
Weighted average shares outstanding	41,524	41,928	42,657	43,423	43,906

BALANCE SHEET DATA(1)
Cash, cash equivalents and short-term investments	$87,368	$93,175	$98,626	$58,065	$168,462
Equity investment in associated entity(4)	–	–	–	77,066	76,678
Goodwill and other intangible assets(2)(6)	533,677	582,298	575,996	583,328	155,993
Assets of discontinued operation(5)	–	2,150	101	2,101	2,936
Total assets	1,904,643	1,951,524	1,969,021	2,034,409	1,578,320
Long-term debt, including current maturities:
Revolving credit facility and term loan(3)	145,000	20,000	70,000	350,000	98,438
Senior notes(3)	419,517	268,275	267,034	–	–
Senior subordinated notes(3)	–	330,000	330,000	330,000	330,000
Other debt(1)	8,040	10,422	5,328	6,480	22
Liabilities of discontinued operation(5)	–	–	1,014	382	961
Stockholders’ equity	841,180	866,237	848,213	885,362	827,671
Cash dividends per share of common stock	$0.40	$0.40	$0.36	$0.34	$0.335

Speedway Motorsports, Inc. Annual Report on Form 10-K
32

Non-GAAP Financial Information and Reconciliation – Income (loss) from continuing operations, and diluted earnings (loss) per share from continuing operations, as adjusted, set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net income (loss), diluted earnings (loss) per share, income (loss) from continuing operations, and diluted earnings (loss) per share from continuing operations. Non-GAAP income and diluted earnings per share from continuing operations below are derived by adjusting GAAP basis amounts as described below in the indicated footnotes. The following schedule separately presents individual corresponding GAAP amounts and adjustments net of taxes, and reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. See Note 2, 5, 6, and 14 for additional information on the impairment of goodwill and other assets, loss on early debt redemption and refinancing and discontinued operations.

This non-GAAP financial information is presented nowhere else in this Annual Report. Management believes such non-GAAP information is useful and meaningful to investors because it identifies and separately presents equity investee results, adjusts for transactions that are not reflective of ongoing operating results, and helps in understanding, using and comparing our results of operations separate from equity investees for the periods presented. Management uses the non-GAAP information to assess our operations for the periods presented, analyze performance trends and make decisions regarding future operations because it believes this separate and adjusted information better reflects ongoing operating results. This non-GAAP financial information is not intended to be considered independent of or a substitute for results prepared in accordance with GAAP. This non-GAAP financial information may not be comparable to similarly titled measures used by other entities and should not be considered as alternatives to net income, diluted earnings, or income and diluted earnings per share from continuing operations, determined in accordance with GAAP.

Years Ended December 31:	2011	2010	2009	2008	2007
(in thousands, except per share data)
Consolidated net (loss) income using GAAP	$(6,444)	$44,481	$(10,303)	$80,040	$38,394
Loss from discontinued operation(5)	883	782	4,145	25,863	13,190
Consolidated (loss) income from continuing operations	(5,561)	45,263	(6,158)	105,903	51,584
Equity investee losses (earnings)(4)	–	–	76,657	(1,572)	57,422
Impairment of goodwill and other intangible assets(2)	48,609	–	4,407	–	–
Loss on early debt redemption and refinancing(3)	4,471	–	–	–	–
Non-GAAP income from continuing operations	$47,519	$45,263	$74,906	$104,331	$109,006

Consolidated diluted (loss) earnings per share using GAAP	$(0.16)	1.06	$(0.24)	$1.84	$0.87
Discontinued operation(5)	0.02	0.02	0.10	0.60	0.30
Consolidated diluted (loss) earnings per share from continuing operations	(0.14)	1.08	(0.14)	2.44	1.17
Equity investee losses (earnings)(4)	–	–	1.80	(0.04)	1.31
Impairment of goodwill and other intangible assets(2)	1.17	–	0.10	–	–
Loss on early debt redemption and refinancing(3)	0.11	–	–	–	–
Non-GAAP diluted earnings per share from continuing operations	$1.14	$1.08	$1.76	$2.40	$2.48

(1)	We purchased NHMS on January 11, 2008 for cash of approximately $340.0 million and KyS on December 31, 2008 through satisfaction of $63.3 million in debt, payment of $7.5 million over 5 years, and contingent additional consideration of $7.5 million over 5 years. These purchases were funded with available cash and borrowings under our credit facility. The purchase method was used to account for these acquisitions and the results of operations after acquisition are included in our consolidated statements of operations. As further described in Notes 5 and 6 to the Consolidated Financial Statements, other debt pertains to two obligations associated with the purchase of KyS. The 2010 increase in other debt reflects an additional contingent obligation recorded upon satisfaction of certain triggering conditions.

(2)	In 2011, a non-cash impairment charge (with no income tax benefit) was reflected to reduce goodwill related to NHMS to estimated fair value. In 2009, a non-cash charge (with income tax benefits of $2.9 million) was reflected related to other intangible assets and goodwill associated with potentially unfavorable developments for certain promotional contracts and operations of TSI. See Notes 2 and 5 to the Consolidated Financial Statements for additional information for these charges.

Speedway Motorsports, Inc. Annual Report on Form 10-K
33

(3)

As further described in Note 6 to the Consolidated Financial Statements, in the first quarter 2011, we amended and restated our Credit Facility, including a four-year term loan (the Credit Facility), issued 6 3/4% Senior Notes due 2019 (the 2011 Senior Notes) at par, and redeemed our 6 3/4% Senior Subordinated Notes previously due 2013 with proceeds from the 2011 Senior Notes issuance, Term Loan borrowings of $150.0 million and cash on hand. Loss on early debt redemption and refinancing represents a charge to earnings (before income taxes of $2.9 million), for the tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements. In May 2009, we issued 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275.0 million at 96.8% of par value, and net issuance proceeds were used to reduce outstanding Credit Facility borrowings.

(4)	The Company and ISC equally own a joint venture, operating independently as Motorsports Authentics (MA) to produce, market and sell exclusive and non-exclusive licensed motorsports collectible and consumer products. We use the equity method of accounting for our 50% ownership in MA. The carrying value of our MA equity investment was reduced to $0 at December 31, 2009, reflecting our 50% share of MA’s sizable 2009 and 2007 non-cash impairment charges and historical operating results, all with no income tax benefits. Under equity method accounting, beginning in 2010, we no longer record our 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. See Note 2 to the Consolidated Financial Statements for additional information.

(5)	As further described in Note 14 to the Consolidated Financial Statements, we discontinued our oil and gas operations in the fourth quarter 2008. The net assets and operating results for these oil and gas activities, including all prior periods presented, have been reclassified as discontinued operations. The estimated fair values of our consolidated foreign investments in oil and gas operations were found substantially diminished and written off as of December 31, 2008 through an impairment charge included in our 2008 loss from discontinued operation. Loss from discontinued operation is reported net of income tax benefits of $1.7 million for 2008 and $6.4 million for 2007, and there were no income tax benefits for 2009, 2010 or 2011.

(6)	Increases in the gross carrying value of other intangible assets and goodwill in 2008 reflect purchase accounting for our NHMS acquisition. Other intangible assets acquired consist of nonamortizable race event sanctioning and renewal agreements to annually host two NASCAR Sprint Cup and one NASCAR Nationwide Series racing events. As further described in Note 5 to the Consolidated Financial Statements, goodwill increased in 2010 from reflecting an obligation for additional purchase consideration associated with our 2008 KyS purchase upon satisfaction of certain triggering conditions.

Speedway Motorsports, Inc. Annual Report on Form 10-K
34

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition as of December 31, 2011 should be read in conjunction with our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this report. Also, additional information on our revenues and operations can found above in “Business – General Overview and Operating Strategy”.

We promote outdoor motorsports events. We derive a substantial portion of our total revenues from admissions, event related and NASCAR broadcasting revenue. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Although we sell a substantial number of tickets well in advance of our larger events, poor weather conditions can have a negative effect on our results of operations. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events.

Management believes our financial performance has not been materially affected by inflation.

RESULTS OF OPERATIONS

Our revenues and expenses are classified in the following categories because they are important to, and used by, management in assessing operations: admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all of our events. “Event related revenue” includes amounts received from sponsorship and naming rights fees, luxury suite rentals, event souvenir merchandise sales, commissions from food and beverage sales, advertising and other promotional revenues, hospitality revenues, track rentals, driving school and karting revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways.

“Other operating revenue” includes: certain merchandising revenues of SMI Properties and TSI; car and part sales of US Legend Cars; restaurant, catering and membership income from the Speedway Clubs at CMS and TMS; revenues of Oil-Chem, which produces an environmentally-friendly micro-lubricant®; TMS oil and gas mineral rights lease revenues; and industrial park and office rentals. “Earnings or losses on equity investees” includes our 50% share of MA merchandising joint venture equity investee profits or losses. Our revenue items produce different operating margins. Broadcast rights, sponsorships, ticket sales, commissions from food and beverage sales, and luxury suite and track rentals produce higher margins than non-event merchandise sales, as well as sales of US Legend Cars, Oil-Chem, SMI Properties, TSI or other operating revenues.

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

See Note 13 to the Consolidated Financial Statements for financial information on our reporting segments.

Racing Events – In 2012, we plan to hold 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events. We also plan to hold eight NASCAR Camping World Truck Series, four NASCAR K&N Pro Series, two IndyCar, six major NHRA, and three WOO racing events.

In 2011, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also held nine NASCAR Camping World Truck Series racing events, four NASCAR K&N Pro Series racing events, five IndyCar racing events, six major NHRA racing events, one US Legend Cars international circuit, and three WOO racing events. In 2010, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events, eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, three IndyCar, six major NHRA, one US Legend Cars international circuit, three WOO, and one ARCA Series racing event. In 2009, the Company held 23 major racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series, eight NASCAR Camping World Truck Series, three IndyCar, five major NHRA, two ARCA, and three WOO racing events.

Speedway Motorsports, Inc. Annual Report on Form 10-K
35

Set forth below is certain comparative summary information with respect to our major (Sprint Cup and Nationwide Series) NASCAR-sanctioned racing events scheduled for 2012 and held in 2011, 2010 and 2009:

	Number of major NASCAR-sanctioned events
	2012	2011	2010	2009
1st Quarter	4	4	5	6
2nd Quarter	8	6	9	8
3rd Quarter	8	9	5	3
4th Quarter	4	4	4	5
Total	24	23	23	22

The table below shows the relationship of our income and expenses relative to total revenue for the three years ended December 31, 2011:

	Percentage of Total Revenue
Years Ended December 31:	2011	2010	2009
Revenues:
Admissions	25.7%	27.7%	29.6%
Event related revenue	32.3	31.2	32.5
NASCAR broadcasting revenue	36.7	35.6	31.6
Other operating revenue	5.3	5.5	6.3
Total revenues	100.0	100.0	100.0
Expenses and other:
Direct expense of events	21.0	20.0	18.3
NASCAR purse and sanction fees	23.8	23.8	22.4
Other direct operating expense	4.0	4.3	4.8
General and administrative	17.7	17.0	15.3
Depreciation and amortization	10.7	10.5	9.5
Interest expense, net	8.3	10.3	8.2
Impairment of goodwill and other intangible assets	9.6	–	1.3
Loss on early debt redemption and refinancing	1.5	–	–
Equity investee losses	–	–	13.9
Other (income) expense, net	(0.1)	(0.1)	0.1
Total expenses and other	96.5	85.8	93.8
Income from continuing operations before income taxes	3.5	14.2	6.2
Income tax provision	(4.6)	(5.1)	(7.3)
(Loss) income from continuing operations	(1.1)	9.1	(1.1)
Loss from discontinued operation, net of taxes	(0.2)	(0.2)	(0.8)
Net (Loss) Income	(1.3)%	8.9%	(1.9)%

Speedway Motorsports, Inc. Annual Report on Form 10-K
36

NEAR-TERM OPERATING FACTORS

There are many factors that affect our growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated.

Items discussed in this section:

•

General factors and current operating trends, including ongoing uncertainty due to weak economic conditions, high fuel and food prices, high unemployment and tight credit and financial markets (also discussed in Item 1A “Risk Factors”)

•	Our long-term, multi-year contracted revenues are significant

•	2012 earnings guidance

Items discussed elsewhere in indicated sections of this report:

•	Industry overview, including ongoing improvements in our sport (discussed in Item 1 “Business – Industry Overview”)

•

Reduced interest costs from 2011 issuance of 6 3/4% Senior Notes due 2019, Credit Facility amendment and restatement, and early redemption of 6 3/4% Senior Subordinated Notes (discussed in Item 1A “Risk Factors”, below in “Future Liquidity” and Note 6 to the Consolidated Financial Statements)

•	Eight-year NASCAR broadcasting rights agreement (discussed in Item 1 “Industry Overview” and below in “Future Liquidity”)

•	Quarterly cash dividends on common stock (discussed below in “Liquidity and Capital Resources – Dividends”)

General Factors and Current Operating Trends – Management believes many of our revenue categories were, and may continue to be, negatively impacted by declines in consumer and corporate spending from the recession, high fuel and food prices, high unemployment, difficult credit and housing markets, low levels of consumer confidence, sizable stock market volatility and other economic factors, including adversely impacting recreational and entertainment spending. The strength and duration of recovery in the US economy currently remains uncertain. Higher fuel prices, particularly given the elevated geopolitical tensions in the Middle East and other foreign regions, could significantly impact consumer spending, economic recovery and our future results. Government responses and actions may or may not successfully restore long-term stability to the credit and consumer markets and improved economic conditions. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these severe conditions might further improve cannot be determined at this time. Each of these negative factors, and particularly when combined, have and may further adversely impact various industries of our present and potential consumer and corporate customers, resulting in continued or further spending declines that could adversely impact our revenues and profitability. See Item 1A “Risk Factors” for additional information on the ongoing recessionary conditions, financial market disruptions and geopolitical risks.

For our 2012 events, similar to 2011, management has further reduced many ticket prices, and continues to offer extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and mitigate any near-term demand weakness. Many of our fans are purchasing tickets closer to event dates and we have initiated various promotional campaigns to incentivize earlier ticket purchasing and season ticket package renewal. We continually search for new and innovative promotional campaigns to foster attendance by families, particularly those with younger children and teenagers. Also, we are increasingly investing in social media advertising and web-based applications to attract, and provide contemporary interactive digital and enhanced entertainment experiences for, our younger demographic markets. Almost four million fans attended our events in 2011, demonstrating that demand and appeal for motorsports entertainment in our markets has remained strong even in challenging circumstances. As described below, much of our future revenues are already contracted under television broadcasting rights and other long-term contracts.

Admission revenues for 2011 reflect lower average ticket prices and, to a lesser extent, fewer fans attending our race events. Lower ticket prices in 2011 constitute approximately 78% of the total decline in admissions revenues for NASCAR-sanctioned racing events as compared to 2010. We have increased promotional activities to help offset the ongoing impact of these adverse economic and market conditions. SMI's seasonal and event based business model results in relatively long revenue cycles because many tickets and event related revenues are sold well in advance. As such, it may take relatively longer for SMI's results to again reflect sales growth as economic conditions improve. While lower ticket prices and extended payment terms can affect operating margins and lengthen cash flow cycles as compared to historical levels, management believes these are prudent measures in the current operating environment.

Speedway Motorsports, Inc. Annual Report on Form 10-K
37

As described below, much of our future revenues are already contracted under television broadcasting rights and other long-term contracts. For 2012, all of our NASCAR Sprint Cup and most of our Nationwide Series event sponsorships are already sold, and many for years beyond 2012. The 2011 television ratings, particularly for the NASCAR Sprint Cup Series, as well as the NASCAR Nationwide and Camping World Truck Series, have shown increases over last year. In 2011, the Sprint Cup Series continued as the second highest rated regular season televised sport behind only the National Football League, and was the first or second highest televised sport 21 out of 33 point event weekends. Also, the NASCAR Nationwide Series was the second, and the NASCAR Camping World Truck Series was the third, highest rated motorsports series on television in 2011. In 2012, similar to past and future years, NASCAR continues to make refinements to racing rules, championship points formats, technical changes and other adjustments as a sanctioning body to enhance on-track racing competition and excitement and generate additional fan interest. See Item 1 “Business – Industry Overview” and “Future Liquidity” below for additional information on changes and improvements in our sport, increased television ratings and expanding viewership, and widening demographics.

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

Our Long-term, Multi-year Contracted Revenues Are Significant – Much of our total revenue is generated under long-term contracts. For example, the term of the eight-year NASCAR television broadcast agreement is through 2014, and many of our sponsorships and other corporate marketing contracts are for multiple years. Also, we have contracted revenues under several long-term operating leases for various office, warehouse and industrial park space to various entities largely involved in motorsports. Management believes the substantial amount of total revenue generated under such long-term contracts helps stabilize our financial resilience and profitability, particularly during difficult economic conditions. Management believes the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. Our naming rights agreement that renamed Sears Point Raceway as Infineon Raceway expires in early 2012. The expiring agreement has provided significant contracted revenues over its ten-year term. However, the annual contracted revenue we receive under this agreement is not material. There can be no assurance we will execute any replacement agreements on acceptable terms. Future costs incurred for renaming the speedway facility, and replacing promotional signage, materials and merchandise, are not expected to have a material adverse effect on our future financial condition, operating results or cash flows. Also, we expect lower revenue from our ancillary rights agreements in 2012 as further discussed below in “Future Liquidity—Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements”.

2012 Earnings Guidance – In connection with our fourth quarter and full year 2011 earnings release, management provided full year 2012 guidance of $0.90-$1.20 per diluted share from continuing operations. The wide range of earnings guidance reflects the continuing negative impact of uncertain economic conditions, as well as the timing and pace of economic recovery. The guidance also reflects expiration of Infineon Raceway’s naming rights agreement and reduced NASCAR ancillary rights revenues. High or increasing fuel and food prices, particularly given the geopolitical tensions in the Middle East and other foreign regions, could significantly impact our future results.

YEAR OVER YEAR COMPARISONS OF OPERATING RESULTS

In addition to the comparative information below, certain non-GAAP financial information is set forth in Item 6 “Selected Financial Data” which management believes, among other things, helps in understanding and comparing our results of operations. Also, due to the economic and other factors described above in “Near-term Operating Factors”, management believes admissions, many event related revenue categories, and other operating revenues reflected below continue to be negatively impacted by low consumer and corporate spending due to the weak economic conditions, high fuel and food prices, high unemployment, and difficult consumer credit and housing markets. Poor weather can negatively affect current events, particularly attendance, as well as successive events in future periods because past fan and other customer event experience can impact future demand.

Speedway Motorsports, Inc. Annual Report on Form 10-K
38

In 2011, similar to 2010, management reduced many ticket prices to help foster fan support and mitigate any near-term demand weakness. Admission revenues for 2011 reflect lower average ticket prices and, to a lesser extent, fewer fans attending our race events. While lower ticket prices can affect operating margins as compared to historical levels, management believes these are prudent measures in the current operating environment.

The more significant racing schedule changes during the last three years include (changes for 2011 hereafter are referred to as the “2011 Race Date Realignments”):

•	KyS held one realigned NASCAR Sprint Cup Series racing event in 2011 that was held at AMS in 2010 and 2009

•	In 2011, one NASCAR Sprint Cup Series racing event at AMS was postponed and rescheduled due to poor weather

•	LVMS and NHMS held IndyCar Series racing events in 2011 that were not held in 2010 or 2009

•	In 2010, one NASCAR Sprint Cup and one Nationwide Series racing event at TMS were postponed and rescheduled due to poor weather

•	In 2011 and 2010, CMS held a major NHRA Nationals racing event and a holiday season event that were not held in 2009

•	US Legend Cars conducted an international circuit racing event at CMS in 2011 and 2010 that was not held in 2009

•	In 2009, one NASCAR Sprint Cup Series racing event at CMS was postponed and shortened due to poor weather

Year Ended December 31, 2011 Compared To Year Ended December 31, 2010

Total Revenues for 2011 increased by $3.6 million, or 0.7%, over such revenues for 2010 due to the factors discussed below.

Admissions for 2011 decreased by $8.9 million, or 6.4%, from such revenue for 2010. This decrease is due to lower average ticket prices and, to a lesser extent, lower overall admissions at NASCAR-sanctioned and other racing events held in 2011. Lower ticket prices in 2011 constitute approximately 78% of the total decline in admissions revenues for NASCAR-sanctioned racing events as compared to 2010. The overall decrease was partially offset by the 2011 Race Date Realignments, particularly KyS’s NASCAR and, to a much lesser extent, NHMS’s IndyCar race events.

Along with the ongoing weak economic conditions further described above, management believes admissions were also negatively impacted by poor weather surrounding NASCAR racing events held at AMS in the third quarter 2011, including rescheduling of its NASCAR Sprint Cup race from Sunday to Tuesday.

Event Related Revenue for 2011 increased by $6.9 million, or 4.4%, over such revenue for 2010. This increase reflects the 2011 Race Date Realignments, particularly KyS’s NASCAR, and LVMS’s and NHMS’s IndyCar, events. The increase also reflects higher track rentals, driving school, souvenir merchandising, radio broadcasting, food and beverage concessions and other event related revenues in 2011. The overall increase was partially offset by declines of approximately 4% for event related revenues associated with NASCAR-sanctioned racing events held in 2011 as compared to 2010.

NASCAR Broadcasting Revenue for 2011 increased by $6.7 million, or 3.7%, over such revenue for 2010. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in 2011 as compared to 2010.

Other Operating Revenue for 2011 decreased by $1.1 million, or 4.0%, from such revenue for 2010. This decrease is due primarily to lower non-event souvenir merchandising and, to a lesser extent, Oil-Chem revenues, which were partially offset by higher US Legend Cars revenues in 2011 as compared to 2010.

Direct Expense of Events for 2011 increased by $5.4 million, or 5.3%, over such expense for 2010. This increase is due primarily to the 2011 Race Date Realignments, particularly KyS’s NASCAR, and LVMS’s and NHMS’s IndyCar, events. The increase also reflects higher operating costs associated with increased souvenir merchandising revenues and, to a lesser extent, higher operating costs associated with AMS’s rescheduled NASCAR Sprint Cup racing event due to poor weather. Admissions and event related revenues directly impact many event expenses such as sales and admission taxes, credit card processing fees, sales commissions and costs of merchandise sales. The overall increase was partially offset by cost reduction efforts for outside event support services and other event expenses.

Speedway Motorsports, Inc. Annual Report on Form 10-K
39

NASCAR Purse and Sanction Fees for 2011 decreased by $127,000, or 0.1%, from such expense for 2010. This decrease is due primarily to lower annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held in 2011. The overall decrease was partially offset by annual contractual race purses and sanctioning fees for other small NASCAR-sanctioned racing events in 2011.

Other Direct Operating Expense for 2011 decreased by $1.5 million, or 6.8%, from such expense for 2010. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising and, to a lesser extent, lower Oil-Chem sales in 2011. The overall decrease was partially offset by an increase in operating costs associated with higher US Legend Cars revenues 2011.

General and Administrative Expense for 2011 increased by $3.7 million, or 4.3%, over such expense for 2010. This increase is due to higher operating costs associated indirectly with the 2011 Race Date Realignments, as well as increased compensation, property and other taxes and utilities costs. The increase also reflects a combination of individually insignificant items in 2011.

Depreciation and Amortization Expense for 2011 increased by $1.2 million, or 2.4%, over such expense for 2010. This increase is due primarily to additions to property and equipment at KyS and CMS. This increase is also due to a combination of individually insignificant items.

Interest Expense, Net for 2011 was $42.1 million compared to $52.1 million for 2010. As further described in Note 6 to the Consolidated Financial Statements, we amended and restated our Credit Facility, issued the 2011 Senior Notes and redeemed all outstanding Senior Subordinated Notes in the first quarter 2011. This change reflects the lower interest rates on 2011 Credit Facility borrowings, including the Term Loan, as compared to our former debt arrangements. The change also reflects lower total outstanding debt and higher capitalized interest in 2011 as compared to 2010.

Impairment of Goodwill for 2011 represents a non-cash impairment charge (with no income tax benefit) to reduce the carrying value of goodwill related to NHMS to estimated fair value, resulting from our annual impairment assessment as further described in Note 2 to the Consolidated Financial Statements. This year’s annual evaluation reflects lowered estimated future cash flows principally because of the severity and length of the recession extending beyond our previous forecast, reducing visibility on profitability recovery. The goodwill originated upon recording deferred tax liabilities associated with race date intangibles established under purchase method accounting rules. Those rules required deferred tax liabilities be established assuming we would ultimately sell NHMS assets, and not stock, for tax reporting purposes, and prohibit elimination or adjustment notwithstanding such ultimate payment of taxes was, and still is, believed unlikely.

Loss on Early Debt Redemption and Refinancing for 2011 represents a charge to earnings of approximately $7.5 million, before income taxes of $2.9 million, for the tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements as further described in Note 6 to the Consolidated Financial Statements.

Other Income, Net was $342,000 for 2011 compared to $2.4 million for 2010. This change reflects net losses in 2011 as compared to net gains in 2010 on the disposition of property and equipment and other assets. The change also reflects lower unused loan commitment fees in 2011, and a combination of individually insignificant items.

Income Tax Provision. As further discussed in Notes 2 and 8 to the Consolidated Financial Statements, the Company’s effective income tax rate for 2011 was 131.0% and for 2010 was 36.3%. The higher 2011 effective income tax rate results primarily from reflecting the goodwill impairment charge with no tax benefit, which was partially offset by the positive impact of net decreases in uncertain tax position liabilities of prior years. Excluding the non-deductible goodwill impairment charge, the 2011 effective income tax rate would have been 36.1%. The 2010 effective income tax rate reflects the positive impact of decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 14 to the Consolidated Financial Statements, we discontinued our oil and gas operations in 2008. In 2011, we incurred legal fees and other costs associated with efforts to sell our remaining foreign investment interest. In 2010, we incurred costs primarily for legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any, and recovered previously reserved receivables through favorable settlements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
40

Net Loss for 2011 was $6.4 million compared to net income of $44.5 million for 2010. This change is due to the factors discussed above.

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
41

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

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 14 to the Consolidated Financial Statements, we discontinued our oil and gas operations in 2008. We incurred costs primarily for legal and management fees associated with efforts to maximize and preserve remaining investment realizable value, if any, and recovery of previously reserved receivables through favorable settlements. Such costs were lower, and recoveries were higher, in 2010 as compared to 2009.

Net Income for 2010 was $44.5 million compared to net loss of $10.3 million for 2009. This change is due to the factors discussed above.

SEASONALITY AND QUARTERLY RESULTS

Our business has been, and is expected to remain, somewhat seasonal. We recognize revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. For example, one annual NASCAR Sprint Cup race was realigned from a first quarter event at AMS to a third quarter event at KyS in 2011, and one annual NASCAR Sprint Cup race at NHMS was moved to the third quarter 2011 from the second quarter 2010. Also for next year, KyS’s annual NASCAR Sprint Cup race date is scheduled to move to the second quarter 2012 from the third quarter 2011. These realignments significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters. Racing schedules may change from time to time, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business.

The quarterly information below shows excerpted results from our Quarterly Reports on Form 10-Q filed in the years ended December 31, 2011 and 2010. See “Results of Operations – Racing Events” and “Year Over Year Comparisons of Operating Results” above for additional information on our major NASCAR-sanctioned racing events held in 2011 and 2010. As further described in the Consolidated Financial Statements, we recorded a loss on early debt redemption and refinancing in the first quarter 2011 (Note 6), an impairment charge on goodwill in the second quarter 2012 (Note 2), and received a favorable settlement in the fourth quarter 2010 pertaining to discontinued oil and gas operations, which had been previously reserved (Note 14). As further described in Note 8 to the Consolidated Financial Statements, the effective income tax rate for 2011 is substantially higher than 2010 primarily due to reflecting the goodwill impairment charge with no tax benefit, which was partially offset by the positive impact of net decreases in uncertain tax position liabilities of prior years. Also, the fourth quarter and full year 2011 effective income tax rates reflect valuation allowances against certain deferred tax assets because management has determined that ultimate realization is not more likely than not.

Speedway Motorsports, Inc. Annual Report on Form 10-K
42

Comparability of the fourth quarter information below was also impacted by the following race schedule changes:

•	KyS held one IndyCar and one NASCAR Camping World Truck race in the fourth quarter 2011 that were held in the third quarter 2010

•	LVMS held one NASCAR Camping World Truck race in the fourth quarter 2011 that was held in the third quarter 2010, and one IndyCar race in the fourth quarter 2011 that was not held in 2010

Where computations are anti-dilutive, reported basic and diluted per share amounts below are the same. As such, individual quarterly per share amounts may not be additive. Individual quarterly amounts also may not be additive due to rounding.

	2011 (unaudited)					2010 (unaudited)
	(dollars in thousands, except per share amounts)
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total revenues	$86,675	$153,079	$176,954	$89,137	$505,845	$118,455	$177,642	$123,230	$82,916	$502,243
Total expenses and other	92,632	167,394	137,048	90,851	487,925	101,211	137,149	110,906	81,892	431,158
Impairment of goodwill	–	48,609	–	–	48,609	–	–	–	–	–
Loss on early debt redemption and refinancing	7,433	23	–	–	7,456	–	–	–	–	–
(Loss) income from continuing operations	(1,244)	(28,094)	23,903	(126)	(5,561)	10,255	24,054	6,994	3,960	45,263
(Loss) income from discontinued operation, net of taxes	(274)	(179)	(158)	(272)	(883)	(1,277)	(1,034)	(535)	2,064	(782)
Net (loss) income	$(1,518)	$(28,273)	$23,745	$(398)	$(6,444)	$8,978	$23,020	$6,459	$6,024	$44,481
Basic (loss) earnings per share:
Continuing operations	$(0.03)	$(0.68)	$0.58	$(0.00)	$(0.14)	$0.24	$0.57	$0.16	$0.09	$1.08
Discontinued operation	(0.01)	–	(0.01)	(0.01)	(0.02)	(0.03)	(0.02)	(0.01)	0.05	(0.02)
Net (loss) income	$(0.04)	$(0.68)	$0.57	$(0.01)	$(0.16)	$0.21	$0.55	$0.15	$0.14	$1.06
Diluted (loss) earnings per share:
Continuing operations	$(0.03)	$(0.68)	$0.58	$(0.00)	$(0.14)	$0.24	$0.57	$0.16	$0.09	$1.08
Discontinued operation	(0.01)	–	(0.01)	(0.01)	(0.02)	(0.03)	(0.02)	(0.01)	0.05	(0.02)
Net (loss) income	$(0.04)	$(0.68)	$0.57	$(0.01)	$(0.16)	$0.21	$0.55	$0.15	$0.14	$1.06
Major NASCAR-sanctioned events	4	6	9	4	23	5	9	5	4	23

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity in 2011 resulted primarily from:

(1)	net cash provided by operations amounting to $134.3 million
(2)	borrowings of long-term debt amounting to $330.0 million (to redeem Senior Subordinated Notes)

(3)	repayment of long-term debt amounting to $388.0 million

(4)	payment of quarterly cash dividends amounting to $16.6 million

(5)	payment of debt redemption premium and refinancing costs amounting to $11.3 million

(6)	repurchases of common stock amounting to $3.9 million

(7)	cash outlays for capital expenditures amounting to $59.3 million

Speedway Motorsports, Inc. Annual Report on Form 10-K
43

As further discussed in Notes 2, 4, 6, 8, and 9 to the Consolidated Financial Statements, we had the following contractual obligations as of December 31, 2011 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations(1)
Current liabilities, excluding deferred race event income	$41,445	$41,445	–	–	–
Long-term debt, bank credit facility and senior notes(2)	572,557	17,540	$34,055	$370,962	$150,000
Payable to affiliate	2,594	–	–	–	2,594
Other liabilities	2,896	–	–	2,896	–
Interest on fixed rate debt obligations(3)	178,955	34,648	68,819	54,394	21,094
Deferred income taxes	366,898	–	–	–	366,898
Interest on floating rate credit facility debt(3)	10,360	3,801	6,356	203	–
NASCAR purse and sanction fees(4)	123,180	123,180	–	–	–
Contracted capital expenditures(1)	4,044	4,044	–	–	–
Operating leases	3,988	910	881	759	1,438
Total Contractual Cash Obligations	$1,306,917	$225,568	$110,111	$429,214	$542,024

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments
Letters of credit	$892	$892	–	–	–
Contingent guarantee obligation	1,226	1,226	–	–	–
Total Other Commercial Commitments	$2,118	$2,118	–	–	–

(1)	Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued and deferred income taxes (cash paid for income taxes was approximately $2.5 million in 2011); (b) income tax liabilities of approximately $1.7 million as of December 31, 2011 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $59.3 million in 2011).

(2)	Long-term debt payments include our Credit Facility, including minimum required quarterly principal payments of $3.8 million under the Term Loan, and the 2011 Senior Notes and 2009 Senior Notes as further described in Note 6 to the Consolidated Financial Statements. As of December 31, 2011, the Company had availability for borrowing up to an additional $89.1 million, including up to an additional $49.1 million in letters of credit.

(3)

Interest payments for fixed rate debt pertain to the 2011 6 3/4% Senior Notes due 2019 and the 2009 8 3/4% Senior Notes due 2016. Interest payments for the floating rate Credit Facility, including the Term Loan, are estimated based on outstanding borrowings aggregating $145.0 million and average interest rates of 2.8% in 2011. The Credit Facility is scheduled to expire in January 2015, and no estimated interest payments beyond that date are reflected.

(4)	NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2011. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR purse and sanction fees. Fees for years after 2012 have not yet been negotiated, could increase or decrease, and could change substantially should future race schedules change.

Speedway Motorsports, Inc. Annual Report on Form 10-K
44

FUTURE LIQUIDITY

As of December 31, 2011, our cash and cash equivalents totaled $87.4 million, outstanding borrowings under the Credit Facility amounted to $145.0 million, including Term Loan borrowings of $135.0 million, and outstanding letters of credit amounted to $892,000. At December 31, 2011, we had availability for borrowing up to an additional $89.1 million, including up to an additional $49.1 million in letters of credit, under the Credit Facility. At December 31, 2011, net deferred tax liabilities totaled $361.0 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs (see Note 2 to the Consolidated Financial Statements on deferred income taxes pertaining to our 2008 NHMS acquisition).

We anticipate that cash from operations and funds available through our Credit Facility will be sufficient to meet our operating needs at least through the next twelve months, including estimated planned capital expenditures, additional repurchases of common stock, if any, income tax liabilities, payment of future declared dividends, if any, and additional investments, loans or funding of contingent obligations pertaining to our MA joint venture, if any. Based upon anticipated future growth and financing requirements, we may, from time to time, engage in additional financing of a character and in amounts to be determined. We may, from time to time, redeem or retire our debt securities, and purchase our debt and equity securities, depending on liquidity, prevailing market conditions, permissibility under the Credit Facility, 2009 Senior Notes and 2011 Senior Notes, and other factors as the Board of Directors, in its sole discretion, may consider relevant. Our debt agreements do not restrict the ability of our subsidiaries to transfer, advance or dividend funds to the parent company, SMI, or other subsidiaries. While management expects to continue to generate positive cash flows from our existing speedway operations, additional liquidity and other resources could be needed to fund continued growth, including the continued expansion and improvement of our speedways, other facilities and ancillary businesses.

The terms and conditions of our debt agreements are discussed below and in Note 6 to the Consolidated Financial Statements. Although our 2011 financing transactions did not substantially change our overall outstanding debt levels, our Credit Facility contains lower adjustable interest rate tiers and less restrictive financial ratio covenants, and the structured repayment of the Term Loan borrowings over four years is expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure.

Bank Credit Facility – We have a long-term, senior secured revolving Credit Facility with a syndicate of banks led by Bank of America, N.A. as administrative agent and lender. Borrowings can be used to refinance existing indebtedness, and for working capital, capital expenditures, permitted investments, acquiring additional motor speedways and related businesses, and other corporate purposes, subject to specified limitations. Our Credit Facility, among other things, provides a four-year $100.0 million senior secured revolving credit facility, a four-year $150.0 million secured term loan, and matures in January 2015. Interest is based, at our option, upon LIBOR plus 1.75% to 2.75% or the greater of Bank of America's prime rate, Federal Funds rate plus 0.5% or LIBOR plus 1.0%, plus 0.75% to 1.75%. The Credit Facility also contains a commitment fee ranging from 0.35% to 0.55% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The Term Loan requires quarterly principal payments of at least $3.8 million.

2011 Senior Notes – Our 6 3/4% Senior Notes aggregating $150.0 million in outstanding principal at December 31, 2011 were issued in May 2011, mature in February 2019 and interest payments are due semi-annually on February 1 and August 1. We may redeem some or all of the 2011 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017, and up to 35% of the 2011 Senior Notes before February 1, 2014 with proceeds from certain equity offerings at a redemption premium of 106.75% of par. We may also redeem some or all of the 2011 Senior Notes before February 1, 2015 at par plus a "make-whole" premium. In the event of a change of control, we must offer to repurchase the 2011 Senior Notes at 101% of par value.

2009 Senior Notes – Our 8 3/4% Senior Notes aggregating $275.0 million in outstanding principal at December 31, 2011 were issued in 2009, mature in 2016 and interest payments are due semi-annually on June 1 and December 1. We may redeem some or all of the 2009 Senior Notes at annually declining redemption premiums ranging from 104.375% of par in fiscal years begin-

Speedway Motorsports, Inc. Annual Report on Form 10-K
45

ning June 1, 2013 to par after June 1, 2015, and up to 35% of the 2009 Senior Notes on or before June 1, 2012 with proceeds from certain equity offerings at a redemption premium. In the event of a change of control, we must offer to repurchase the 2009 Senior Notes at 101% of par value.

Other General Debt Agreement Terms and Conditions – Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain ratios of funded debt to EBITDA and EBIT to interest expense, and minimum net worth. Our Credit Facility, and the Indentures governing the 2009 Senior Notes and the 2011 Senior Notes, among other things, contain certain requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, redemptions and disposition of property and entering into new lines of business. Our Credit Facility agreement, 2009 Senior Notes Indenture and 2011 Senior Notes Indenture contain cross-default provisions.

We were in compliance with all debt covenants as of December 31, 2011. Management believes the most restrictive financial covenant in our debt agreements is the Credit Facility requirement for maintaining minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.25 to 1.0 on December 31, 2011, increasing to 2.5 to 1 on December 31, 2012. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. However, we can provide no assurance that further deteriorations in our profitability or cash flows, or other unforeseen negative operating factors or conditions, would not result in non-compliance with this or any other debt covenant. Any such non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in Item 1A "Risk Factors", possible material adverse effects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

General Economic Conditions – As further discussed above in "General Factors and Current Operating Trends", various economic, industry and geopolitical factors have dampened, and could continue to dampen, consumer and corporate spending. We believe this reduced spending will continue to negatively impact admissions and event related revenues, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in continuing increases in interest rates and other borrowing costs. At present outstanding debt levels, with increased exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows. These factors, as well as others, could make compliance with restrictive financial covenants more difficult. See Item 1A "Risk Factors" for additional risk factors related to our indebtedness and general economic conditions.

Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements – Broadcasting revenues continue to be a significant long-term revenue source for our core business. Also, NASCAR ratings can impact attendance at our events and sponsorship opportunities. A substantial portion of our profits in recent years has resulted from television revenues received from NASCAR contracts with various television networks. As further described in Part I, Item 1 "Business" of our 2010 Annual Report, we participate in the combined eight-year NASCAR agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic television broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. This eight-year NASCAR broadcasting rights arrangement provides us with increases in annual contracted revenues through 2014 averaging 3% per year. Our contracted NASCAR broadcasting revenues totaled approximately $185 million for 2011, and are expected to approximate $193 million for 2012.

The 2011 television ratings, particularly for the NASCAR Sprint Cup Series, as well as the NASCAR Nationwide and Camping World Truck Series, have shown increases over last year. In 2011, the Sprint Cup Series continued as the second highest rated regular season televised sport behind only the National Football League, and was the first or second highest televised sport 21 out of 33 point event weekends. Also, the NASCAR Nationwide Series was the second, and the NASCAR Camping World Truck Series

Speedway Motorsports, Inc. Annual Report on Form 10-K
46

was the third, highest rated motorsports series on television in 2011. In 2011, over 70 million unique viewers watched a NASCAR Sprint Cup Series event, and with the highest percentage of female viewers of any major sport. See Item 1 “Business – Industry Overview” for additional information on ratings, expanding viewership and widening demographics. We believe these increasingly strong ratings, desirable demographic audiences, along with other favorable viewership characteristics, bode well for NASCAR’s upcoming broadcast media rights renegotiations.

Management believes this long-term contracted revenue helps stabilize our financial strength, earnings and cash flows. Future changes in race schedules would impact broadcasting revenues. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR may continue. The current eight-year television broadcasting agreement with various television networks was negotiated and contracted by NASCAR, and we are not a party to the agreement. Our share of these television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis for each NASCAR-sanctioned racing event scheduled to be held by us in the upcoming season (year). Under these annual agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements.

In 2001, an ancillary rights package for NASCAR.com, NASCAR Radio, international and other broadcasting, NASCAR images, SportsVision, FanScan, specialty pay-per-view telecasts, and other media content distribution was reached among us, NASCAR and others in the motorsports industry. NASCAR announced this industry-wide total ancillary rights package was for twelve years. The following is based largely on recent information provided to us by NASCAR. Since inception of this rights package, we have received annual shared net revenue of various NASCAR partners such as Turner Sports (NASCAR.COM), SiriusXM Radio and other media content distributors under NASCAR negotiated contracts. SiriusXM Radio has been the largest contributor to the industry’s ancillary rights revenue. In 2007, Sirius Satellite Radio, the predecessor to SiriusXM Radio, entered into a five year agreement as NASCAR’s exclusive satellite radio partner. Sirius Satellite Radio and XM Satellite Radio have since merged to form Sirius XM Radio. With one fewer satellite media content distributor actively competing for associated distribution rights, NASCAR informed us that recently renegotiated distribution rights agreements with SiriusXM Radio are lower than under previous contracts. As a result, along with other NASCAR efforts to better maximize the industry’s ancillary rights, NASCAR informed us that sharable net revenues in 2012 will likely be insignificant. We believe these rights continue to have significant and increasing long-term value, which is not adequately reflected by such 2012 shared revenue. However, we do not presently control the annual profitability shared with industry-wide participants, and there can be no assurance that such annual revenue amounts will or will not continue in any one year. We received significant revenues over the term of this ancillary rights agreement, however, annual amounts have not been material.

Stock Repurchase Program – Our Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4.0 million shares of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During 2011, we repurchased 255,000 shares of common stock for approximately $3.6 million. As of December 31, 2011, we could repurchase up to an additional 368,000 shares under the current authorization.

CAPITAL EXPENDITURES

Management believes significant growth in our revenues depends, in part, on consistent investment in facilities. As such, we expect to continue to make substantial capital improvements in our facilities. Currently, a number of significant capital projects are underway.

2012 Projects – At December 31, 2011, we had various construction projects underway. Similar to prior years, we plan to continue modernizing and expanding concessions, luxury suites, camping and hospitality areas, restrooms and other fan amenities at our speedway facilities. We plan to invest in social media and web application technology to attract and enhance the entertainment experience of race fans. We also plan to continue improving and expanding on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at our speedways.

Speedway Motorsports, Inc. Annual Report on Form 10-K
47

At this time, aggregate payments for capital expenditures in 2012 are estimated to approximate $30.0 to $40.0 million. Management plans to fund these capital expenditures with available cash and cash investments, working capital or borrowings under our Credit Facility as needed. Our expansion and improvement plans involve material capital expenditures in 2012 and over several years in amounts not yet finalized. The profitability or success of these and other future capital projects are subject to numerous factors, conditions and assumptions, some of which are beyond our control, and if significantly negative or unfavorable, could result in asset impairments. Future capital spending in excess of current plans could significantly increase our future depreciation expense and outstanding indebtedness and leverage. Each of these factors, if significantly negative or unfavorable, could materially adversely affect our future financial condition or results of operations. Numerous factors, many of which are beyond our control, may influence the ultimate costs and timing of various capital improvements at our facilities, including:

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

DIVIDENDS

Any decision concerning the payment of quarterly or annual common stock dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under our various debt agreements, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 6 to the Consolidated Financial Statements, our Credit Facility allows aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million each year, increasable up to $75.0 million, subject to maintaining certain financial covenants. The 2009 Senior Notes Indenture and the 2011 Senior Notes Indenture permit dividend payments each year of up to $0.48 per share of common stock, increasable subject to meeting certain financial covenants.

On February 22, 2012, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on March 15, 2012 to shareholders of record as of March 5, 2012. This 2012 quarterly cash dividend is being paid using available cash and cash investments subject to the limitations and considerations described in the preceding paragraph. This dividend represents a 50% increase over the prior year quarterly dividend, and is being funded in part with cash that would otherwise be available for repurchases of common stock.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of December 31, 2011, we had aggregate outstanding letters of credit of $892,000. Also, as of December 31, 2011, we had a contingent guarantee obligation associated with an equity investee limited to approximately $1.2 million, which expires in 2013. Should the equity investee have insufficient future financial resources and such obligation remains due, we could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes no obligation should be recorded at this time.

Speedway Motorsports, Inc. Annual Report on Form 10-K
48

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

The following critical accounting policies are further described in the Notes to the Consolidated Financial Statements where indicated below:

•	Revenue and expense recognition for racing events (Note 2)

•	Accounting for NASCAR broadcasting revenue and purse and sanction fees (Note 2)

•	Revenue recognition for marketing agreements (Note 2)

•	Revenue recognition for non-racing event deferred income (Note 2)

•	Accounting for discontinued oil and gas operations (Note 14)

•	Revenue recognition for non-event souvenir merchandise and other revenues (Note 2)

•	Joint venture equity investment, including recoverability and impairment (Note 2)

•	Loss contingencies and financial guarantees, including equity investee contingent obligations (Note 2)

•	Accounting for share-based compensation (Note 11)

•	Fair value of financial instruments (Note 2)

•	Accounting for uncertainties in income taxes (Notes 2 and 8)

Recoverability of Property and Equipment and Goodwill and Other Intangible Assets – As of December 31, 2011, we had net property and equipment of $1,177.2 million, net other intangible assets of $395.0 million, and goodwill of $138.7 million. As described in Notes 2 and 5 to the Consolidated Financial Statements, we follow applicable authoritative guidance which specifies, among other things, nonamortization of goodwill and other intangible assets with indefinite useful lives and requires testing for possible impairment at least annually. When events or circumstances indicate possible impairment may have occurred, we evaluate long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using applicable authoritative guidance. When improvement projects produce a higher economic yield and require demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project. NASCAR has announced it would consider potential track realignment of Sprint Cup Series racing events to desirable, potentially more profitable market venues of speedway operators. Our annual impairment assessment did not consider the possibility that management may realign one or more other NASCAR Sprint Cup Series racing events among its speedway facilities, which could result in net higher or improved future projected cash flows. While relocation of any Sprint Cup event among our speedways we now or may own in the future could result in a net increase in our future operating profitability, long-lived assets of a speedway from where a Sprint Cup racing event may move could become impaired resulting in a material impairment charge that adversely

Speedway Motorsports, Inc. Annual Report on Form 10-K
49

affects our future financial condition or results of operations. Various business and other factors associated with recoverability and impairment considerations are also described in Item 1A “Risk Factors” above.

As of December 31, 2011, our market capitalization was below our consolidated shareholder’s equity. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in our core motorsports business. Management analyzed the difference for possible impairment as further described in Note 2 to the Financial Statements “Goodwill and Other Intangible Assets”. Based on this analysis, management believes the decline in our market capitalization below our consolidated shareholder’s equity is temporary and not an indicator of impairment, and that goodwill and other intangible assets were not impaired as of December 31, 2011. The methods, factors and assumptions used in our annual impairment assessment are further described in Note 2 to the Consolidated Financial Statements, and are not repeated here except as pertaining to the 2011 impairment charge described below.

Our latest annual assessment of goodwill and other intangible assets in the second quarter 2011 indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset exceeded its associated carrying value except for one reporting unit, NHMS. The impairment evaluation was based predominately on management's best estimate of future discounted operating cash flows and profitability for all reporting units. The evaluation indicated the carrying values for NHMS exceeded estimated fair value. As such, a non-cash impairment charge of $48,609,000 (with no income tax benefit) was reflected in 2011 to reduce goodwill related to NHMS to estimated fair value. We previously reported that last year’s annual evaluation found the estimated fair value for this reporting unit exceeded carrying values by a relatively nominal amount. This year’s annual evaluation reflected lowered estimated future cash flows principally because of the severity and length of the recession extending beyond our previous forecast, reducing visibility on profitability recovery. See Note 2 to the Consolidated Financial Statements “Impairment Charges on Goodwill and Other Intangible Assets” for information on historical accounting for NHMS’s goodwill. The impairment did not pertain to or affect the underlying value of our race date intangibles.

The profitability or success of our future capital projects are subject to numerous factors, conditions and assumptions, some of which are beyond our control, and if significantly negative or unfavorable, could become impaired and materially adversely affect our future financial condition or results of operations. Management believes there has since been no other events or circumstances which indicate possible impairment, and that no unrecognized impairment of property and equipment and goodwill and other intangible assets exists through or as of December 31, 2011. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation. Different economic or industry conditions or assumptions, changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and our future financial condition or results of operations.

Depreciable and Amortizable Lives for Property and Equipment and Intangible Assets – Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets. We have net property and equipment of $1,177.2 million and insignificant net amortizable intangible assets as of December 31, 2011. See Notes 4 and 5 to the Consolidated Financial Statements for additional information on our property and equipment, other intangible assets and estimated useful lives. As of December 31, 2011, we have nonamortizable intangible assets of $394.9 million and goodwill of $138.7 million for race event sanctioning and renewal agreements that are considered to have indefinite useful lives because their renewal and cash flow generation is expected to continue indefinitely. Useful lives are estimated based on outside cost segregation and valuation studies conducted on purchased or constructed speedway property and equipment and purchased intangible assets, historical experience, intended use, condition, available information for comparable assets, and other factors and assumptions existing at the time of evaluation. Management periodically reviews the estimated useful lives used to record depreciation and amortization expense, and believes such estimated useful lives are appropriate and no changes are expected at this time. Management also periodically reviews whether non-amortization of goodwill and other intangible assets remains appropriate, and believes such non-amortization is appropriate and no changes are expected at this time. However, because we have a material investment in depreciable property and equipment and intangible assets, changes in depreciable and amortizable lives, should they occur, could have a significant impact on our financial condition or future results of operations.

Realization of Receivables and Inventories – Management assesses realization of accounts and notes receivable and inventories, including any need for allowances for doubtful accounts or inventories. Management considers such factors as, among other things, customer creditworthiness, historical collection and sales experience for receivables, and current inventory levels, current

Speedway Motorsports, Inc. Annual Report on Form 10-K
50

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

Income Taxes – We recognize deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities assuming they will be realized and settled at amounts reported in the financial statements. Income taxes are provided using the liability method whereby deferred income tax estimates, and significant items giving rise to deferred tax assets and liabilities, reflect management’s assessment of future taxes likely to be paid, including timing, probability of realization and other relevant factors. Management’s accounting for income taxes reflects its assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. At December 31, 2011, net current deferred tax assets totaled $5.9 million, and net noncurrent deferred tax liabilities totaled $366.9 million, after reduction for noncurrent deferred tax assets of $35.6 million. These net deferred tax liabilities will likely reverse in future years and could negatively impact cash flows from operations in the years in which reversal occurs. As of December 31, 2011, valuation allowances of $66.3 million are provided against deferred tax assets. Management has assessed deferred tax assets, after reduction for valuation allowances, and believes realization is more likely than not. However, changes in tax laws, assumptions or estimates used in the accounting for income taxes, or changes or adjustments resulting from review by taxing authorities, if significantly negative or unfavorable, could have a material adverse effect on amounts or timing of realization or settlement. Such effects could result in a material acceleration of income taxes currently payable or valuation charges for realization uncertainties, which could have a material adverse effect on our financial condition or future results of operations.

Our effective income tax rate was 131.0% in 2011 compared to 36.3% in 2010. As further described in Note 8 to the Consolidated Financial Statements, our 2011 tax rate reflects a non-deductible goodwill impairment charge and the positive impact of net decreases in uncertain tax position liabilities of prior years, and our 2010 tax rate reflects decreases in income tax liabilities related to uncertain tax positions for favorable settlements with taxing authorities. Our effective income tax rates in future years may or may not be impacted by similar or other tax matters, which could result in relative increases or decreases in future income tax expense.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
51

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk – Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, notes receivable and our Credit Facility. See Note 2 to the Consolidated Financial Statements "Fair Value of Financial Instruments" for additional information on our financial instruments and fair value information. A change in interest rates of one percent on our floating rate notes receivable and debt balances outstanding at December 31, 2011 would cause an approximate change in annual interest income of $28,000 and annual interest expense of $1.5 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

As discussed in “Liquidity and Capital Resources” above and Note 6 to the Consolidated Financial Statements, and shown below, our Credit Facility (as amended in January 2011) provides a four-year $100.0 million senior secured revolving credit facility and a $150.0 million secured term loan, expiring in January 2015. In 2011, the proceeds from 6 3/4% Senior Notes issued at par, along with Credit Facility borrowings (including new term loan borrowings of $150.0 million) and cash on hand, were used to early retire and redeem our 6 3/4% Senior Subordinated Notes. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at December 31, 2011 or 2010.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of December 31, 2011 and 2010 (in thousands):

	Carrying Value		Fair Value		Maturity Dates
	2011	2010	2011	2010
Floating rate notes receivable(1)	$2,765	$3,145	$2,765	$3,145	Due on demand
Floating rate revolving Credit Facility, including Term Loan(2)	145,000	20,000	145,000	20,000	January 2015
6 3/4% Senior Notes	150,000	–	150,750	–	February 2019
8 3/4% Senior Notes(3)	269,517	268,275	298,375	295,625	June 2016
6 3/4% Senior Subordinated Notes(4)	–	330,000	–	332,475	Previously due September 2013

(1)	Notes receivable bear interest based at 1% over prime.

(2)	The weighted average interest rate on borrowings under the Credit Facility was 2.8% in 2011 and 3.9% in 2010.

(3)	Carrying values at December 31, 2011 and 2010 are reflected net of debt issuance discount of $5.5 million and $6.7 million, respectively.

(4)	Redeemed and retired in the first quarter 2011.

Equity Price Risk – As further described in Note 2 to the Consolidated Financial Statements, we had marketable equity securities (all classified as “available for sale”) with a fair market value of $12,000 and an aggregate cost of $132,000 at December 31, 2010. These securities were reduced to nominal fair value through realized losses in 2011.

Other Market Risk – As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $892,000 and a contingent guarantee obligation of approximately $1.2 million as of December 31, 2011.

As described in Note 2 to the Consolidated Financial Statements, as of December 31, 2010, we had short-term investments in auction rate securities of $975,000 held in large, qualified financial institutional investment accounts that were classified as "trading" securities and carried at estimated fair value. The municipality that issued these securities had been experiencing significant financial difficulties and other challenges. However, the Company fully recovered this investment in 2011.

Speedway Motorsports, Inc. Annual Report on Form 10-K
52

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Speedway Motorsports, Inc. Annual Report on Form 10-K
53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Speedway Motorsports, Inc.:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Speedway Motorsports, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of this Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. The financial statements at November 30, 2009 and for the year then ended of Motorsports Authentics, LLC, an investment accounted for under the equity method, were audited by other auditors whose report has been furnished to us. Our opinion on the consolidated financial statements expressed herein, insofar as it relates to the amounts included for Motorsports Authentics, LLC with losses of $77 million reflected in Equity Investee Losses for the year ended December 31, 2009, is based solely on the report of the other auditors at November 30, 2009 and for the year then ended. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Charlotte, NC

March 8, 2012

Speedway Motorsports, Inc. Annual Report on Form 10-K
54

CONSOLIDATED BALANCE SHEETS

December 31:	2011	2010
(In thousands, except share amounts)

Assets
Current Assets:
Cash and cash equivalents	$87,368	$92,200
Short-term investments	–	975
Accounts and notes receivable, net	39,415	42,509
Prepaid income taxes	12,975	11,431
Inventories, net	8,630	9,382
Prepaid expenses	3,583	4,317
Deferred income taxes	5,924	291
Current assets of discontinued operation	–	2,150
Total Current Assets	157,895	163,255
Notes and Other Receivables:
Affiliates	4,055	4,412
Other	2,057	4,623
Other Assets	29,805	27,655
Property and Equipment, Net	1,177,154	1,169,281
Other Intangible Assets, Net	394,960	394,972
Goodwill	138,717	187,326
Total	$1,904,643	$1,951,524

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,540	$2,381
Accounts payable	13,705	14,182
Deferred race event and other income, net	62,658	67,084
Accrued interest	6,260	3,865
Accrued expenses and other current liabilities	21,480	19,619
Total Current Liabilities	121,643	107,131
Long-term Debt	555,017	626,316
Payable to Affiliate	2,594	2,594
Deferred Income, Net	12,713	6,587
Deferred Income Taxes	366,898	333,947
Other Liabilities	4,598	8,712
Total Liabilities	1,063,463	1,085,287
Commitments and Contingencies (Notes 2, 6, 8, 10, 11 and 14)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	–	–
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,452,000 in 2011 and 41,621,000 in 2010	451	450
Additional Paid-in Capital	244,946	243,132
Retained Earnings	679,491	702,558
Accumulated Other Comprehensive Loss (Note 2)	–	(72)
Treasury stock at cost, shares – 3,673,000 in 2011 and 3,398,000 in 2010	(83,708)	(79,831)
Total Stockholders’ Equity	841,180	866,237
Total	$1,904,643	$1,951,524

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
55

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31:	2011	2010	2009
(In thousands, except per share amounts)
Revenues:
Admissions	$130,239	$139,125	$163,087
Event related revenue	163,621	156,691	178,805
NASCAR broadcasting revenue	185,394	178,722	173,803
Other operating revenue	26,591	27,705	34,827
Total Revenues	505,845	502,243	550,522
Expenses and Other:
Direct expense of events	106,204	100,843	100,922
NASCAR purse and sanction fees	120,146	120,273	123,078
Other direct operating expense	20,352	21,846	26,208
General and administrative	89,384	85,717	84,250
Depreciation and amortization	54,004	52,762	52,654
Interest expense, net (Note 6)	42,112	52,095	45,081
Impairment of goodwill and other intangible assets	48,609	–	7,273
Loss on early debt redemption and refinancing	7,456	–	–
Equity investee losses	–	–	76,657
Other (income) expense, net	(342)	(2,378)	337
Total Expenses and Other	487,925	431,158	516,460
Income from Continuing Operations Before Income Taxes	17,920	71,085	34,062
Provision For Income Taxes	(23,481)	(25,822)	(40,220)
(Loss) Income from Continuing Operations	(5,561)	45,263	(6,158)
Loss from Discontinued Operation, Net of Taxes	(883)	(782)	(4,145)
Net (Loss) Income	$(6,444)	$44,481	$(10,303)
Basic (Loss) Earnings Per Share:
Continuing Operations	$(0.14)	$1.08	$(0.14)
Discontinued Operation	(0.02)	(0.02)	(0.10)
Net (Loss) Income	$(0.16)	$1.06	$(0.24)
Weighted Average Shares Outstanding	41,524	41,927	42,657
Diluted (Loss) Earnings Per Share:
Continuing Operations	$(0.14)	$1.08	$(0.14)
Discontinued Operation	(0.02)	(0.02)	(0.10)
Net (Loss) Income	$(0.16)	$1.06	$(0.24)
Weighted Average Shares Outstanding	41,524	41,928	42,657

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
56

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Years Ended December 31, 2011, 2010 and 2009	Shares	Amount
(In thousands)
Balance, December 31, 2008	43,128	$449	$240,089	$700,506	$(72)	$(55,610)	$885,362
Net loss	–	–	–	(10,303)	–	–	(10,303)
Change in net unrealized gain on marketable equity securities, net of tax	–	–	–	–	8	–	8

Comprehensive loss							(10,295)
Share-based compensation	35	–	1,290	–	–	–	1,290
Cash dividends of $0.36 per share of common stock	–	–	–	(15,352)	–	–	(15,352)
Repurchases of common stock at cost	(897)	–	–	–	–	(12,792)	(12,792)
Balance, December 31, 2009	42,266	449	241,379	674,851	(64)	(68,402)	848,213
Net income	–	–	–	44,481	–	–	44,481
Change in net unrealized loss on marketable equity securities, net of tax	–	–	–	–	(8)	–	(8)

Comprehensive income							44,473
Share-based compensation	98	1	1,753	–	–	–	1,754
Cash dividends of $0.40 per share of common stock	–	–	–	(16,774)	–	–	(16,774)
Repurchases of common stock at cost	(743)	–	–	–	–	(11,429)	(11,429)
Balance, December 31, 2010	41,621	450	243,132	702,558	(72)	(79,831)	866,237
Net loss	–	–	–	(6,444)	–	–	(6,444)
Reduction for loss realization on marketable equity securities, net of tax	–	–	–	–	72	–	72

Comprehensive loss							(6,372)
Share-based compensation	106	1	1,814	–	–	–	1,815
Cash dividends of $0.40 per share of common stock	–	–	–	(16,623)	–	–	(16,623)
Repurchases of common stock at cost	(275)	–	–	–	–	(3,877)	(3,877)
Balance, December 31, 2011	41,452	$451	$244,946	$679,491	$–	$(83,708)	$841,180

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
57

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31:	2011	2010	2009
(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(6,444)	$44,481	$(10,303)
Loss from discontinued operation, net of tax	883	782	4,145
Cash provided (used) by operating activities of discontinued operation	1,267	(3,845)	(1,513)
Adjustments to reconcile income or loss from continuing operations to net cash provided by operating activities:
Impairment of goodwill and other intangible assets	48,609	–	7,273
Loss on early debt redemption and refinancing, non-cash	2,816	–	–
Loss (gain) loss on disposals of property and equipment and other assets	155	(2,304)	131
Deferred loan cost amortization	2,499	3,584	3,101
Interest expense accretion of debt discount	1,860	1,527	1,120
Depreciation and amortization	54,004	52,762	52,654
Amortization of deferred income	(2,692)	(1,534)	(1,680)
Deferred income tax provision	27,248	24,168	29,826
Equity investee losses	–	–	76,657
Share-based compensation	1,885	1,979	1,585

Changes in operating assets and liabilities:
Accounts and notes receivable	1,802	(1,770)	2,174
Prepaid and accrued income taxes	(1,544)	3,902	1,968
Inventories	752	1,842	2,737
Prepaid expenses	331	(356)	(91)
Accounts payable	2,413	(1,789)	(1,733)
Deferred race event and other income	(5,618)	(11,482)	(26,826)
Accrued interest	2,395	(71)	1,576
Accrued expenses and other liabilities	1,771	(1,716)	(2,059)
Deferred income	4,113	389	312
Other assets and liabilities	(4,223)	(3,935)	(3,251)
Net Cash Provided By Operating Activities	134,282	106,614	137,803
Cash Flows from Financing Activities:
Borrowings under long-term debt	330,000	–	296,271
Principal payments on long-term debt	(388,000)	(51,505)	(311,509)
Payments of debt issuance and loan amendment costs	(6,707)	(88)	(11,007)
Dividend payments on common stock	(16,623)	(16,774)	(15,352)
Repurchases of common stock	(3,877)	(11,429)	(12,792)
Net Cash Used By Financing Activities	(85,207)	(79,796)	(54,389)
Cash Flows from Investing Activities:
Capital expenditures	(59,321)	(37,218)	(42,551)
Proceeds from (payment for) other non-current assets	–	1,500	(1,570)
Proceeds from:
Sales of property and equipment	1,336	2,755	98
Distributions of short-term investments	975	–	4,503
Repayment of notes and other receivables	3,103	694	1,079
Net Cash Used By Investing Activities	(53,907)	(32,269)	(38,441)
Net (Decrease) Increase In Cash and Cash Equivalents	(4,832)	(5,451)	44,973
Cash and Cash Equivalents at Beginning of Year	92,200	97,651	52,678
Cash and Cash Equivalents at End of Year	$87,368	$92,200	$97,651
Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$40,019	$52,584	$45,239
Cash paid for income taxes	2,475	1,616	11,856
Supplemental Non-cash Investing and Financing Activities Information:
Increase (decrease) in accounts payable for capital expenditures	(2,890)	4,443	(6,145)
Increase in deferred income for exchange of property and equipment	5,960	–	–
Net liabilities assumed for Kentucky Speedway acquisition	–	6,313	–

The accompanying notes are an integral part of these consolidated financial statements.

Speedway Motorsports, Inc. Annual Report on Form 10-K
58

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Basis of Presentation – The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operated subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (US Legend Cars), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to "the Company's" or "eight" speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. The Company discontinued its oil and gas operations in 2008. Those operations are presented herein as discontinued operations and all note disclosures pertain to continuing operations unless otherwise indicated.

Description of Business – The Company is a promoter, marketer and sponsor of motorsports activities in the United States. As of December 31, 2011, as further described below, the Company principally owns and operates the following motorsports facilities: Atlanta Motor Speedway, Bristol Motor Speedway, Charlotte Motor Speedway, Infineon Raceway, Kentucky Speedway, Las Vegas Motor Speedway, New Hampshire Motor Speedway and Texas Motor Speedway. The Company provides souvenir merchandising services, and food, beverage and hospitality catering services through its SMI Properties subsidiaries; provides syndicated radio programming, production and distribution through its Performance Racing Network subsidiary; develops electronic media promotional programming and distributes wholesale and retail racing and other sports related souvenir merchandise and apparel through its TSI subsidiary; manufactures and distributes smaller-scale, modified racing cars and parts through its US Legend Cars subsidiary; and produces and sells an environmentally-friendly micro-lubricant® through its Oil-Chem subsidiary. The Company also provides souvenir merchandising services through its Motorsports Authentics joint venture.

AMS owns and operates a 1.54-mile lighted, banked, asphalt quad-oval superspeedway, and a 2.47-mile road course. AMS currently hosts one NASCAR Sprint Cup Series event annually, and one NASCAR Nationwide Series race and one NASCAR Camping World Truck Series race, each preceding the Sprint Cup event. As further discussed in Note 2, the Company realigned one annual NASCAR Sprint Cup racing event from AMS to KyS beginning in 2011. AMS also hosts motorsports related events such as auto, truck and motorcycle shows, as well as rents the racetrack throughout the year for driving schools, automobile testing, holiday season festivities and other activities. AMS has constructed 46 condominiums overlooking its speedway.

BMS owns and operates a 0.533-mile lighted, high-banked concrete oval speedway, and a one-quarter mile modern, lighted dragway. BMS currently hosts two Sprint Cup Series events annually, and two Nationwide Series races, one Camping World Truck Series race and one NASCAR-sanctioned K&N Pro Series East event, each preceding a Sprint Cup event. BMS also currently hosts an annual NHRA-sanctioned Nationals and other bracket racing events, as well as various holiday season festivities.

CMS owns and operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, a 2.25-mile road course, and several other on-site race tracks. CMS currently hosts three Sprint Cup Series events annually, and two Nationwide Series and one Camping World Truck Series race, each preceding a Sprint Cup event. CMS owns and operates a 1/4-mile, four-lane, all concrete, modern, lighted dragway where it hosts two annual NHRA-sanctioned Nationals along with other drag racing events. CMS also hosts two WOO events, Sports Car Club of America (SCCA) events, rents its racetrack facilities for driving schools, automobile testing and car clubs, and conducts other motorsports events and activities throughout the year, including holiday season festivities. CMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Speedway Club, which generates rental, membership, catering and dining revenues. CMS has constructed 52 condominiums overlooking its speedway.

Speedway Motorsports, Inc. Annual Report on Form 10-K
59

IR owns and operates a modern 2.52-mile, twelve-turn asphalt road course, a one-quarter mile modern, lighted dragway, and a modern expansive industrial park. IR currently hosts one Sprint Cup Series event annually. IR also hosts one Indy Car Series racing event, and annually hosts a NASCAR-sanctioned K&N Pro Series West event, a NHRA-sanctioned Nationals, as well as AMA Series, and SCCA racing events. Also, the racetrack is rented throughout the year for driving school and karting use by various organizations, including the SCCA, major automobile manufacturers, and other car clubs.

KyS owns and operates a 1.5-mile lighted, tri-oval asphalt superspeedway located in Sparta, Kentucky. KyS currently hosts one NASCAR Sprint Cup Series event annually. As further discussed in Note 2, one annual NASCAR Sprint Cup racing event was realigned from AMS to KyS beginning in 2011. KyS also currently hosts two NASCAR Nationwide Series (one is new for 2012) and two NASCAR Camping World Truck Series racing events (with one Nationwide and one Camping World Truck race preceding the Sprint Cup event). The racetrack is also rented for various motorsports related activities and conducts other racing events during the year.

LVMS owns and operates a 1.5-mile lighted, asphalt quad-oval superspeedway, a one-quarter mile modern, lighted dragway, a 1/2-mile, modern, lighted dirt track, and several other on-site race tracks. LVMS currently hosts one Sprint Cup Series, one Nationwide Series and one Camping World Truck Series racing event annually. LVMS also currently hosts two annual NHRA-sanctioned Nationals racing events, as well as other NHRA and bracket drag racing events, along with one NASCAR-sanctioned K&N Pro Series West event, one WOO event, and various other motorsports events at its on-site paved and dirt tracks. The racetrack is also rented throughout the year for motorsports related activities such as driving schools and automobile testing. LVMS also rents its facilities for concerts, holiday season and other festivities, and other non-motorsports events.

NHMS owns and operates a multi-use complex located in Loudon, New Hampshire, featuring a 1.058-mile oval superspeedway and a 1.6-mile road course. NHMS currently hosts two Sprint Cup Series races annually, and one Nationwide Series and one NASCAR-sanctioned K&N Pro Series East event, each preceding a Sprint Cup event. NHMS also hosts SCCA and other racing events and is rented throughout the year for motorsports activities such as driving schools, car clubs and holiday season festivities.

TMS operates a 1.5-mile lighted, banked, asphalt quad-oval superspeedway, a 4/10-mile, modern, lighted dirt track, and a 2.48-mile road course. TMS currently hosts two Sprint Cup events annually, each preceded by a Nationwide Series race. TMS also promotes two Camping World Truck Series racing events, as well as one IndyCar Series, SCCA and other racing events. The racetrack is also rented throughout the year for motorsports related activities such as driving schools, automobile testing, car clubs and holiday season festivities. TMS also owns and operates an entertainment and office complex overlooking the main speedway, d/b/a The Speedway Club at TMS, which generates rental, membership, catering and dining revenues. TMS has constructed 76 condominiums overlooking its speedway.

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

SMIL, a wholly-owned subsidiary of Oil-Chem, prior to discontinuing operations, engaged in oil and gas exploration and production activities, and the purchase and sale of bulk petroleum products, in certain foreign countries. As further described in Note 14, the Company discontinued those oil and gas operations in 2008.

RCU is a nationally-syndicated radio show with racing-oriented programming.

Speedway Motorsports, Inc. Annual Report on Form 10-K
60

SMI Trackside, a wholly-owned subsidiary of SMI Properties, provides event souvenir merchandising services at the Company’s and other third-party speedway venues, and is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel.

TSI is a wholesale and retail distributor of racing and other sports related souvenir merchandise and apparel, and has capabilities to develop electronic media promotional programming.

US Legend Cars (formerly known as 600 Racing), a wholly-owned subsidiary of CMS, developed, operates and is the official sanctioning body of the Legends Racing Circuit. US Legend Cars also manufactures and sells 5/8-scale cars modeled after older-style coupes and sedans (Legends Cars), a line of smaller-scale cars (the Bandolero), a line modeled after older-style roadsters (the Thunder Roadster), and a new higher performance, purpose-built dirt race car (the Legend Dirt Modified), with all four lines collectively referred to as “US Legend Cars” or “Legends Cars”.

Motorsports Authentics Joint Venture Equity Investment (Note 2) – The Company and International Speedway Corporation (ISC) equally own a joint venture (50% non-controlling interest) that operates independently under the name Motorsports Authentics (MA) to market and sell licensed motorsports collectible and consumer products. Prior to the July 2010 formation of the NASCAR Teams Licensing Trust (NASCAR Trust), MA had license agreements with many of the top NASCAR teams and drivers. MA’s products include apparel (including tee-shirts, hats and jackets), die-cast scaled replicas of motorsports vehicles and gifts and other memorabilia. MA’s operations now consist principally of trackside, and to a lesser extent wholesale and retail, event souvenir merchandising as licensed and regulated under NASCAR Trust agreements. From time to time, MA operations may also include fulfillment and warehousing services for certain NASCAR Trust designated distributors. The NASCAR Trust has the ability to significantly influence MA's future operations and results.

Long-Term Management Contract (Note 2) – Levy has exclusive rights to provide on-site food, beverage, and hospitality catering services for essentially all events and operations of the Company’s speedways and other outside venues under a long-term food and beverage management agreement. The management contract commenced in 2002, and Levy has renewed the contract for an additional ten-year period through 2021.

Racing Events – As further described in Note 2, the Company derives a substantial portion of its total revenues from admissions, event related and NASCAR broadcasting revenue. In 2011, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events. The Company also held nine NASCAR Camping World Truck Series racing events, four NASCAR K&N Pro Series racing events, five IndyCar racing events, six major NHRA racing events, one US Legend Cars international circuit, and three WOO racing events. In 2010, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events, eight NASCAR Camping World Truck Series, three NASCAR K&N Pro Series, three IndyCar, six major NHRA, one US Legend Cars international circuit, three WOO, and one ARCA Series racing event. In 2009, the Company held 23 major racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series, eight NASCAR Camping World Truck Series, three IndyCar, five major NHRA, two ARCA, and three WOO racing events.

The more significant racing schedule changes during the last three years include:

•	KyS held one realigned NASCAR Sprint Cup Series racing event in 2011 that was held at AMS in 2010 and 2009

•	In 2011, one NASCAR Sprint Cup Series racing event at AMS was postponed and rescheduled due to poor weather

•	LVMS and NHMS held IndyCar Series racing events in 2011 that were not held in 2010 or 2009

•	In 2010, one NASCAR Sprint Cup and one Nationwide Series racing event at TMS were postponed and rescheduled due to poor weather

•	In 2011 and 2010, CMS held a major NHRA Nationals racing event and a holiday season event that were not held in 2009

•	US Legend Cars conducted an international circuit racing event at CMS in 2011 and 2010 that was not held in 2009

•	In 2009, one NASCAR Sprint Cup Series racing event at CMS was postponed and shortened due to poor weather

Speedway Motorsports, Inc. Annual Report on Form 10-K
61

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue and Expense Recognition – The Company classifies its revenues as admissions, event related revenue, NASCAR broadcasting revenue, and other operating revenue. “Admissions” includes ticket sales for all Company events. “Event related revenue” includes amounts received from sponsorships and naming rights fees, luxury suite rentals, souvenir sales, commissions from food and beverage sales, advertising and other promotional revenues, hospitality revenues, track rentals, driving school revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “NASCAR broadcasting revenue” includes rights fees obtained for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways. “Other operating revenue” includes certain SMI Properties and TSI merchandising revenues, Legends Car and parts sales, The Speedway Club at CMS and The Speedway Club at TMS (together the “Speedway Clubs”) revenues, Oil-Chem revenues, TMS oil and gas mineral rights lease revenues, and industrial park and office tower rentals. “Equity investee losses or earnings” include the Company’s share of joint venture equity investee profits or losses.

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

NASCAR Broadcasting Revenues and NASCAR Purse and Sanction Fees – NASCAR contracts directly with certain television networks on broadcasting rights for all NASCAR-sanctioned Sprint Cup, Nationwide and Camping World Truck Series racing events. The Company receives television broadcasting revenues under annual contractual sanction agreements for each NASCAR-sanctioned race. The Company negotiates its sanction fees for individual races with NASCAR on an annual basis. Under the sanction agreements, NASCAR typically retains 10% of gross broadcasting revenues as a component of their sanction fees. NASCAR also retains 25% of gross broadcasting revenues for purses awarded to race participants for each race. The remainder of such fees represents additional annually negotiated purse and sanction fees paid to NASCAR by the Company for each race. These amounts retained by and paid to NASCAR are reflected in NASCAR purse and sanction fee expense.

Marketing Agreements – The Company has various marketing agreements for sponsorships, on-site advertising, hospitality and other promotional activities. Sponsorships generally consist of event, official, exclusive and facility naming rights agreements. These various marketing agreements can be event, speedway or period specific, or pertain to multiple events, speedways or years. The Company receives payments based on contracted terms. Marketing customers and agreement terms change from time to time. The Company recognizes contracted fee revenues, and associated expenses, as events or activities are conducted each year in accordance with the respective agreement terms. The Company's marketing agreements sometimes include multiple

Speedway Motorsports, Inc. Annual Report on Form 10-K
62

specified elements such as sponsorships, tickets, hospitality, suites or on-site advertising in varying combinations for one or more events or contract periods, although there is typically a predominant element. Contracted revenues are allocated between admissions and event related revenue financial statement categories based on the relative fair or retail value of the respective multiple elements as such events or activities are conducted each year in accordance with the respective agreement terms. See “Certain Multi-year Marketing Arrangements” below for related discussion involving exchanges of property and equipment. The Company presently has one facility naming rights agreement that renamed Sears Point Raceway as Infineon Raceway, which expires in early 2012. The ten-year naming rights agreement that renamed Charlotte Motor Speedway as Lowe’s Motor Speedway expired after 2009 and was not renewed. These naming rights agreements have provided significant contracted revenues over their ten-year terms. However, the annual contracted revenue received by the Company under these agreements individually was not material.

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

Joint Venture Equity Investment – The equity method is used to account for investments in joint ventures and other associated entities where the Company has significant influence, generally representing equity ownership of at least 20% and not more than 50%. As further described in Note 1, the Company’s equity investment consists of its 50% owned Motorsports Authentics joint venture. MA has a November 30 fiscal year end that the Company adopted for reporting its share of MA’s operating results, and the Company records its 50% share of MA’s net income or loss based on their most recent annual audited financial statements under the equity method as further described below. The Company’s share of MA’s operating results is included in “equity investee earnings or losses” for its fiscal year ended December 31. MA reports sales and other taxes collected from customers on a gross basis. All significant unrealized intercompany profits or losses pertain to unsold merchandise and have been eliminated in applying the equity method of accounting. No dividends have been declared or paid since formation of MA. The Company’s share of undistributed equity deficit from equity investee earnings and losses included in the Company’s retained earnings was approximately $133,974,000 at both December 31, 2011 and 2010. There were no significant differences in investor cost and underlying equity in the net assets of MA at acquisition.

NASCAR Teams Licensing Trust Formation and MA’s Ongoing Business. In 2009, MA was facing continuing significant operating challenges including, among other factors, failed efforts to renegotiate its license agreements with essentially all significant licensors of NASCAR merchandising on terms that would allow MA reasonable future opportunities to operate profitably. In July 2010, the NASCAR Trust was formed, including a Board of Directors comprised of representatives from NASCAR and 11 participating NASCAR Teams. This new NASCAR Trust substantially restructured the NASCAR souvenir merchandising and licensing business. The NASCAR Trust represents four key product categories (die-cast, toys, apparel and trackside retail rights), and grants the rights of any NASCAR driver or team that participates in these licensing categories. Concurrent with formation of the NASCAR Trust, MA was released from contracted then current and future unearned guaranteed minimum royalties payable and earned future royalties payable to all NASCAR team licensors, except for one significant licensor. Also, the NASCAR Trust concurrently received all of MA’s die-cast tooling and operations. The NASCAR Trust has the ability to significantly influence MA’s future operating conditions and results. MA continues to restructure its business by implementing process improvements, cost reduction initiatives, improved inventory risk management, and streamlining operations. However, there can be no assurance that MA will achieve sufficient or sustained profitability.

Also concurrent with the NASCAR Trust formation, SMI and ISC renegotiated a contingent guarantee obligation associated with one NASCAR team licensor of MA, which is scheduled for periodic reduction and elimination by MA payments through January 2013. As of December 31, 2011 and 2010, the Company's contingent guarantee approximated $1.2 million and $5.0 million. Should MA not have sufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some future obligation could arise, the amount, if any, is not reasonably estimable at this time. Management believes the fair value of this guarantee is presently insignificant and no obligation has been recorded. Although not expected at this time, the Company could be required to record a charge related to the Company's contingent guarantee obligation, if funding was required.

Speedway Motorsports, Inc. Annual Report on Form 10-K
63

MA Operating Results and Investment Impairment. MA results for each of the three years ended 2011 were negatively impacted by decreased attendance at motorsports racing events, recessionary conditions and reduced discretionary spending, and increased competition for products sold under non-exclusive MA licenses. MA income from continuing operations and net income for 2010 results primarily from the accounting reversal of previously contracted accrued and unpaid royalties upon formation of the NASCAR Trust and certain favorable settlements.

The carrying value of the Company’s equity investment in MA was reduced to $0 as of December 31, 2009 from sizable 2009 (and 2007) impairment charges and MA’s historical operating results. Because of continuing uncertainty about MA’s ability to achieve sustained profitability, management believes MA’s estimated fair value remains $0 under applicable authoritative impairment evaluation guidance. Under equity method accounting, the Company no longer records its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, the Company’s 2011 and 2010 results were not impacted by MA’s operations under the equity method. The Company recognized no income tax benefits in 2009 through 2011 for its 50% share of these MA charges and operating results.

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

These MA charges and results are included in the Company’s “motorsports event related” reporting segment (see Note 13). MA is not considered significant for 2011 under applicable SEC rules and the reports of the auditors on their financial statements as and for the years ended November 30, 2011 and 2010 are not included in this filing. The following table presents summarized financial information for MA as of November 30, 2011 and 2010 and for the three years ended November 30, 2011 (coinciding with MA fiscal years) (in thousands):

	2011	2010	2009
Current assets	$13,887	$20,095	–
Noncurrent assets	506	957	–
Current liabilities	6,963	10,352	–
Noncurrent liabilities	4,065	6,316	–
Net sales	34,788	75,143	$118,473
Gross profit	19,056	28,971	21,042
Impairment of goodwill and other long-lived assets	–	–	136,093
(Loss) income from continuing operations and net (loss) income	(1,019)	2,800	(151,637)

Speedway Motorsports, Inc. Annual Report on Form 10-K
64

Revenue Composition (Note 13) – The Company’s revenues for the three years ended December 31, 2011 are comprised of the following (in thousands):

	2011	2010	2009
Admissions	$130,239	$139,125	$163,087
NASCAR broadcasting	185,394	178,722	173,803
Sponsorships	63,378	63,062	75,476
Other event related	85,256	80,882	87,588
Souvenir and other merchandise	33,677	32,930	42,562
Other	7,901	7,522	8,006
Total revenue	$505,845	$502,243	$550,522

Revenues described as “other event related” consist principally of commissions from food, beverage and souvenir sales, luxury suite rentals, advertising and other promotional revenues, hospitality revenues, track rentals, driving school revenues, camping and other non-admission access revenues, broadcasting rights other than NASCAR broadcasting revenue, and other event and speedway related revenues. “Souvenir and other merchandise revenue” consists of SMI Properties and SMI Trackside sales of owned souvenir merchandise during racing and non-racing events and in speedway gift shops (motorsports event related merchandise), certain SMI Properties and TSI sales of racing and other sports related souvenir merchandise and Legends Car operations (non-event motorsports related merchandise), and Oil-Chem product sales (non-motorsports related merchandise). “Other revenue” consists principally of revenues from the Speedway Clubs, industrial park and office tower rentals, US Legend Cars as the sanctioning body for Legends Car Circuit races, and TMS oil and gas mineral rights lease revenues.

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

Accounts and Notes Receivable are reported net of allowance for doubtful accounts summarized as follows (in thousands):

	2011	2010	2009
Balance, beginning of year	$1,588	$1,753	$1,880
Bad debt expense	276	141	112
Actual write-offs, net of specific accounts recovered	(519)	(306)	(239)
Balance, end of year	$1,345	$1,588	$1,753

Speedway Motorsports, Inc. Annual Report on Form 10-K
65

Other Noncurrent Assets as of December 31, 2011 and 2010 consist of (in thousands):

	2011	2010
Deferred financing costs, net	$10,884	$9,632
Land held for development	12,265	12,265
Marketable equity securities	–	12
Other	6,656	5,746
Total	$29,805	$27,655

Noncurrent assets are generally reported at cost except for cash surrender values of life insurance policies which are reported at fair value. Management evaluates these assets for recovery when events or circumstances indicate possible impairment may have occurred. As of December 31, 2011, there have been no events or circumstances which might indicate possible recoverability concerns or impairment other than for marketable securities as described below.

Deferred Financing Costs are amortized over the associated debt terms of four to eight years (or remaining terms for loan amendment costs), and are reported net of accumulated amortization of $5,460,000 and $10,172,000 at December 31, 2011 and 2010. See Note 6 for information on a 2011 charge associated with certain previously deferred financing costs.

Land Held For Development represents property adjacent to a regional outlet mall in the Charlotte metropolitan area which management plans to develop and market or possibly sell in suitable market conditions.

Marketable Equity Securities are classified as "available for sale" and reported at fair value. Before December 31, 2011, temporary unrealized gains and losses, net of taxes, were excluded from earnings and reported as a separate component of stockholders’ equity. As of December 31, 2011, management assessed the declines in fair value of these securities as other than temporary and associated insignificant losses were recognized (net of income taxes of $54,000). As such, there are no remaining unrealized gains or losses or accumulated other comprehensive loss as of December 31, 2011. Unrealized gains or losses at each period end, and purchases and sales of marketable equity securities in 2009 through 2010 were not significant.

Property and Equipment (Note 4) are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements pertain primarily to industrial park, office and warehouse facilities, and are amortized using the straight-line method over the lesser of associated lease terms or estimated useful lives. Constructed assets, including construction in progress, include all direct costs and capitalized interest until placed into service. Expenditures for repairs and maintenance are charged to expense when incurred, unless useful asset lives are extended or assets improved. When events or circumstances indicate possible impairment may have occurred, the Company evaluates long-lived assets, including tangible assets and intangible assets subject to amortization, for possible impairment based on expected future undiscounted operating cash flows attributable to such assets using applicable authoritative guidance. When improvement projects produce a higher economic yield and require demolition of a component of a speedway facility, capitalization of demolition, construction and historical component costs are limited to the revised estimated value of the project. Also, assets are classified as held for sale when management determines that sale is probable within one year. Management believes no impairment of long-lived assets used in continuing operations exists at December 31, 2011.

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

Goodwill and Other Intangible Assets (Note 5) represent the excess of business acquisition costs over the fair value of net assets acquired, and are all associated with the Company's motorsports related activities and reporting units. Intangible assets consist predominately of goodwill and nonamortizable intangible assets for race event sanctioning and renewal agreements and, to a lesser extent, goodwill associated with event related motorsports merchandising. Acquired intangible assets are valued using the

Speedway Motorsports, Inc. Annual Report on Form 10-K
66

direct value method. The Company's race event sanctioning and renewal agreements for each NASCAR-sanctioned racing event are awarded annually. The Company has evaluated each of its intangible assets for these agreements and determined that each will extend into the foreseeable future. The Company has never been unable to renew these race date agreements for any subsequent year and no such agreement has ever been cancelled. Based on these and other factors, such race date agreements are expected to be awarded to the Company in perpetuity. As such, these nonamortizable intangible assets for race event sanctioning and renewal agreements are considered to have indefinite useful lives because their renewal and cash flow generation are expected to continue indefinitely.

The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. The Company follows applicable authoritative guidance on accounting for goodwill and other intangible assets which specifies, among other things, nonamortization of goodwill and requires testing of intangible assets with indefinite useful lives for possible impairment at least annually. The Company evaluates intangible assets for possible impairment based on expected future discounted operating cash flows and profitability attributable to such assets (using the fair value assessment provisions of applicable authoritative guidance), supported by quoted market prices or comparable transactions where available or applicable. Management considers each speedway and motorsports and non-motorsports merchandising subsidiary an operating segment and separate reporting unit principally because that is the lowest level for which discrete financial information is available to the Company's segment managers and chief operating decision maker. No reporting units are aggregated for purposes of evaluating intangible assets for possible impairment.

Management considered that the estimated market value for comparable NASCAR race event sanction and renewal agreements based on recent and historical sales transactions (the Company had agreements to annually conduct thirteen NASCAR Sprint Cup, ten NASCAR Nationwide, and nine NASCAR Camping World Truck Series races as of the evaluation date), combined with the estimated fair value for all other Company net assets, exceeds its current market capitalization. Management also considered recent market trading ranges of price to earnings and sales multiples, cash flow and other traditional valuation methods, control premiums, and other market information related to the Company’s common stock from historical and forward-looking perspectives. Such information was also compared to available market information for certain motorsports industry peers. Weighting of evaluation results was not required as none of the methods, individually or collectively, indicated possible impairment. Despite ongoing domestic and global economic challenges, management believes there has been no fundamental change in the Company’s core motorsports business. The inputs for measuring fair value are considered "Level 3" or unobservable inputs that are not corroborated by market data under applicable fair value authoritative guidance, as quoted market prices are not available. The Company believes the methods used to determine fair value and evaluate impairment were appropriate, relevant, and represent methods customarily available and used for such purposes and are the best available estimate of fair value. Management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is temporary and not an indicator of further impairment. Management’s latest annual impairment assessment indicated no impairment of goodwill or other intangible assets has occurred except as described below in “Impairment Charges on Goodwill and Other Intangible Assets”, and there has since been no other events or circumstances which indicate possible unrecognized impairment as of December 31, 2011. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and the Company's future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

Impairment Charges on Goodwill and Other Intangible Assets (Note 5) – Management's latest annual assessment of goodwill and other intangible assets in the second quarter 2011 indicated the estimated fair value of each reporting unit and each indefinite-lived intangible asset exceeded its associated carrying value except for one reporting unit, NHMS. The impairment evaluation was based predominately on management's best estimate of future discounted operating cash flows and profitability for all reporting units, and considered the approved realignment of an annual NASCAR Sprint Cup racing event from AMS to KyS beginning in the third quarter 2011. Realignment of the race date from AMS to KyS resulted in no impairment of intangible or other long-lived assets. However, the evaluation indicated the carrying values for NHMS exceeded estimated fair value. As such, a non-cash impairment charge of $48,609,000 (with no income tax benefit) was reflected in the second quarter 2011 to reduce goodwill related to NHMS to estimated fair value. The Company previously reported that last year’s annual evaluation found the estimated fair value for this reporting unit exceeded carrying values by a relatively nominal amount. This year’s annual evaluation reflected lowered estimated future cash flows principally because of the severity and length of the recession extending beyond the Compa-

Speedway Motorsports, Inc. Annual Report on Form 10-K
67

ny’s previous forecast, reducing visibility on profitability recovery. The goodwill originated upon recording deferred tax liabilities associated with race date intangibles of $127.4 million established under purchase method accounting rules over and above NHMS’s net cash purchase price of $330.1 million paid in 2008. Those accounting rules required establishing such deferred tax liabilities assuming the Company would ultimately sell NHMS assets, and not stock, for tax reporting purposes. Those accounting rules prohibit elimination or adjustment notwithstanding such ultimate payment of taxes was, and still is, believed unlikely and that no sale is being contemplated. The impairment does not pertain to or affect the underlying value of the Company’s race date intangibles. The evaluation did not consider the possibility that management may realign one or more other NASCAR Sprint Cup Series racing events among its speedway facilities, which could result in net higher or improved future projected cash flows. The 2011 charge and associated operations are included in the Company's "motorsports event related" reporting segment (see Note 13).

In 2009, the Company reflected an impairment charge on other intangible assets and goodwill associated with potentially unfavorable developments for certain promotional contracts and operations of TSI. The Company’s assessment based on applicable authoritative guidance and methodology described above in “Goodwill and Other Intangible Assets” found that carrying values exceeded estimated fair values. This non-cash 2009 impairment charge amounted to $7,273,000 before income tax benefits of $2,866,000, and consisted of gross carrying values of $8,095,000 and accumulated amortization of $822,000. The charge and associated operations are included in the Company’s “all other” reporting segment (see Note 13).

Deferred Income, Net (noncurrent) as of December 31, 2011 and 2010 consists of (in thousands):

	2011	2010
Preferred Seat License fees, net	$4,814	$5,330
Multi-year marketing arrangements and deferred Speedway Club membership income	4,957	1,257
TMS oil and gas mineral rights lease receipts	2,942	–
Total	$12,713	$6,587

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

Certain Multi-year Marketing Arrangements – Certain marketing agreements contain elements of purchased property and equipment exchanged for multi-year marketing and other promotional activities at one or more of our facilities. The associated assets and deferred revenue are initially recorded based on their estimated fair or retail values, with assets then depreciated over estimated useful lives and deferred revenue recognized into income over five-year agreement terms on a straight-line basis as events are conducted each year in accordance with the respective agreement terms. Deferred revenue recognizable in the upcoming fiscal year is reflected as current liabilities in deferred race event and other income.

Deferred Speedway Club Membership Income – The CMS and TMS Speedway Clubs sell memberships that entitle members to certain dining, other club and racing event seating privileges, and require upfront fees and monthly assessments. Net membership revenues are deferred when billed and amortized into income over an estimated average membership term of ten years.

TMS Oil and Gas Mineral Rights Lease Receipts – TMS, in conjunction with the Fort Worth Sports Authority, has entered into a two-year oil and gas mineral rights lease agreement expiring December 2013 which, among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS should extraction infrastructure construction and operations commence. TMS is required to directly coordinate with the lessor on roadway and pipeline logistics to prevent interference of TMS or lessor activities, and monitor regulatory and other contract compliance. An upfront cash payment received in December 2011 is being accreted into other operating revenue over the two-year agreement term on a straight-line basis. Amounts recognized in 2011 were not significant. Deferred revenue recognizable in the

Speedway Motorsports, Inc. Annual Report on Form 10-K
68

upcoming fiscal year is reflected as current liabilities in deferred race event and other income. Through a combination of this lease and other agreements, including a joint exploration agreement, with the Fort Worth Sports Authority, if and when oil and gas extraction commences or upon meeting certain price levels, this lease agreement can be extended and TMS entitled to stipulated stand-alone and shared royalties.

Advertising Expenses – Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $18,438,000 in 2011, $18,790,000 in 2010 and $15,672,000 in 2009. There were no deferred direct-response advertising costs at December 31, 2011 or 2010.

Operating Leases – The Company has various operating leases principally for office and warehouse space and for equipment used in conducting racing events and other operations. These operating leases typically have initial terms of less than one year or are cancelable with minimal notice, although certain operating equipment leases include multi-year terms. Rent expense for operating leases amounted to $5,999,000 in 2011, $5,132,000 in 2010 and $5,694,000 in 2009. Various office and warehouse facilities leased from an affiliate (see Note 9) are cancelable with minimal notice; however, such lease arrangements will likely be renewed annually through specific contract periods. The Company leases various office, warehouse and industrial park space under operating leases to various entities largely involved in motorsports. These operating leases typically have initial terms of one year or more and are noncancelable. Lease revenue for operating leases amounted to $4,275,000 in 2011, $3,997,000 in 2010 and $4,212,000 in 2009.

Future annual minimum lease payments (where initial terms are one year or more and assuming renewal through contracted periods), and contracted future annual minimum leases revenues, under operating leases at December 31, 2011 are as follows (in thousands):

	Lease Payments	Lease Revenues
2012	$910	$3,719
2013	460	3,177
2014	421	2,590
2015	391	1,853
2016	368	1,223
Thereafter	1,438	1,775
Total	$3,988	$14,337

Other (Income) Expense, Net for 2009 through 2011 consists of (in thousands):

	2011	2010	2009
Loss (gain) associated with property sales and other assets	$109	$(2,432)	$(150)
Net loss on abandonment and disposals of property and equipment	46	128	131
Other	(497)	(74)	356
Total	$(342)	$(2,378)	$337

Income Taxes (Note 8) – The Company recognizes deferred tax assets and liabilities for the future income tax effect of temporary differences between financial and income tax bases of assets and liabilities. Income taxes are provided using the liability method whereby estimated deferred income taxes, and significant items giving rise to deferred tax assets and liabilities, reflect manage-

Speedway Motorsports, Inc. Annual Report on Form 10-K
69

ment’s assessment of future taxes likely to be paid, including timing, probability of realization and other relevant factors. The Company provides for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. The Company’s accounting for income taxes reflects management’s assessment of future tax liabilities based on assumptions and estimates for timing, likelihood of realization, and tax laws existing at the time of evaluation. The Company assesses the need for valuation allowances for deferred tax assets based on the sufficiency of estimated future taxable income and other relevant factors. Cash paid for income taxes as reflected on the consolidated statements of cash flows excludes any previous overpayments the Company may have elected to apply to income tax liabilities.

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

Taxes Collected from Customers – The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis amounted to $6,498,000 in 2011, $7,940,000 in 2010 and $8,815,000 in 2009.

Fair Value of Financial Instruments – The Company follows applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, short-term investments, accounts and notes receivable, certain other assets and accounts payable approximate fair value because of the short maturity of these financial instruments. Short-term investments, marketable debt and equity securities and cash surrender values are carried at fair value based on binding and non-binding broker quoted market prices. Notes and other receivables and bank revolving credit facility and term loan borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior notes payable are publicly traded and estimated fair values are based on single broker quoted market prices. Other long-term debt is non-interest bearing and discounted based on estimated current cost of borrowings and, therefore, carrying values approximate market value. Quoted market prices are not available for determining market value of the Company's equity investment in an associated entity. For equity investments, the Company estimates fair value primarily using estimated discounted cash flows. See "Joint Venture Equity Investment" above for fair value information on a contingent guarantee obligation associated with MA.

Speedway Motorsports, Inc. Annual Report on Form 10-K
70

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of December 31, 2011 and 2010 (in thousands):

			December 31, 2011		December 31, 2010
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$87,368	$87,368	$92,200	$92,200
Short-term investments	2	R	–	–	975	975
Marketable equity securities	1	R	–	–	12	12
Floating rate notes receivable	2	NR	2,765	2,765	3,145	3,145
Cash surrender values	2	NR	4,319	4,319	4,031	4,031

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	145,000	145,000	20,000	20,000
6 3/4% Senior Notes Payable due 2019	1	NR	150,000	150,750	–	–
8 3/4% Senior Notes payable due 2016	1	NR	269,517	298,375	268,275	295,625
6 3/4% Senior Subordinated Notes Payable previously due 2013	1	NR	–	–	330,000	332,475
Other long-term debt	2	NR	8,040	8,040	10,422	10,422

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.
Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.
Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

Short-term investments consisted principally of auction rate securities held in large, qualified financial institutional investment accounts. These investments were classified as "trading" securities and carried at estimated fair value, and realized and unrealized gains or losses were included in the Company's consolidated statements of operations. The Company’s $975,000 investment in auction rate securities as of December 31, 2010 was fully recovered in 2011.

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts and notes receivable, and cash surrender values. Concentration of credit risk with respect to cash and cash equivalents and cash surrender values is limited through placement with major high-credit qualified financial institutions and insurance carriers, respectively. However, amounts placed often significantly exceed available insured limits. Concentrations of credit risk with respect to accounts receivable are limited due to the large numbers and wide variety of customers and customer industries and their broad geographical dispersion. Also, a significant portion of the Company's accounts receivable typically pertain to advance revenues for specific events which are deferred until the event is held. As such, exposure to credit risk on such receivables that could adversely affect operating results is limited until recognition of the associated deferred race event income. The Company generally requires sufficient collateral equal to or exceeding note amounts, or accepts notes from high-credit quality entities or high net-worth individuals, limiting its exposure to credit risk. Amounts due from affiliates typically can be offset to the extent of amounts payable to affiliates, limiting the Company's exposure to credit risk.

Loss and Other Contingencies and Financial Guarantees – The Company accrues a liability for contingencies if the likelihood of an adverse outcome is probable and the amount is estimable. Legal and other costs associated with loss contingencies are expensed as incurred. The Company accounts for financial guarantees using applicable authoritative guidance which requires, among other things, that guarantors recognize a liability for the fair value of obligations undertaken by issuing a guarantee.

CMS's property includes areas used as solid waste landfills for many years. Landfilling of general categories of municipal solid waste on the CMS property ceased in 1992, but CMS currently allows certain property to be used for land clearing and inert debris landfilling. Landfilling for construction and demolition debris has ceased on the CMS property. However, one landfill at CMS is currently permitted to receive inert debris and waste from land clearing activities (“LCID” landfill), and may allow similar LCID landfill oper-

Speedway Motorsports, Inc. Annual Report on Form 10-K
71

ations in the future on its property. Prior to 1999, CMS leased a portion of its property for construction and demolition debris landfill use (a “C&D” landfill), receiving solid waste resulting solely from construction, remodeling, repair or demolition operations on pavement, buildings or other structures, but not inert debris, land-clearing debris or yard debris. The CMS C&D landfill is now closed. Management believes the active solid waste landfill was constructed in such a manner as to minimize the risk of contamination to surrounding property. Management believes the Company's operations, including the landfills on its property, comply with all applicable federal, state and local environmental laws and regulations. Management is not aware of any situation related to landfill operations which would have a material adverse effect on the Company's financial position, future results of operations or cash flows.

KyS held an inaugural NASCAR Sprint Cup race in the third quarter 2011. Because of various traffic congestion issues, the Company offered to exchange race tickets meeting certain criteria for tickets to specified KyS or other speedway 2011 race events or KyS’s 2012 Sprint Cup race event. The exchange offer expired November 30, 2011 and cash refunds were not offered. Tickets exchanged for race events held in 2011 were not significant. As of December 31, 2011, the Company has deferred race event income of $589,000 associated with tickets exchanged for KyS’s 2012 Sprint Cup event.

Recently Issued Accounting Standards – The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13 "Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements" which, among other things, amended the criteria in Subtopic 605 for separating consideration in multi-deliverable arrangements. This amendment: (1) provides updated guidance on whether multiple deliverables exist, on separating arrangement deliverables, and allocating consideration; (2) requires entities to allocate arrangement revenue using estimated selling prices of deliverables if a vendor does not have vendor specific objective evidence or third-party evidence of selling prices; (3) eliminates use of the residual method and requires entities to allocate revenue using the relative selling price method; and (4) expands disclosure requirements pertaining to a vendor's multiple-deliverable revenue arrangements. The amended guidance is effective for fiscal years beginning on or after June 15, 2010, and adoption may be prospective or retrospectively applied. The Company’s adoption had no significant impact on its financial statements or disclosures, and the Company will apply this guidance if and when future applicable transactions occur.

The FASB issued Accounting Standards Update No. 2010-28 "Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts" which, among other things, modifies Step 1 of goodwill impairment testing (where entities must assess whether reporting unit carrying amounts exceed fair value) for reporting units with zero or negative carrying amounts. For those reporting units, entities are required to perform Step 2 of the goodwill impairment test (additional testing to determine whether goodwill has been impaired and the amount of such impairment, if any) if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether any adverse qualitative factors indicate that impairment may exist. These qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendment does not provide guidance on how to determine carrying amounts or measure reporting unit fair value. Any resulting goodwill impairment upon adoption of this guidance should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company’s adoption had no impact on its financial statements or disclosures, and the Company will apply this guidance to future impairment assessments.

The FASB issued Accounting Standards Update No. 2011-05 "Comprehensive Income (Topic 220): Presentation of Comprehensive Income” to improve the comparability, consistency and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity will be eliminated. All non-owner changes in stockholders’ equity will now require presentation either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and applied retrospectively. Early adoption is permitted. The Company is currently evaluating the potential impact that adoption will have on its financial statement presentation.

The FASB issued Accounting Standards Update No. 2011-05 "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers changes in Update 2011-05 that relate to reclassification adjustment presentation and supersede certain pending paragraphs in Update 2011-05. The amendments allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive

Speedway Motorsports, Inc. Annual Report on Form 10-K
72

income on the components of net income and other comprehensive income for all periods presented. During redeliberation, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with presentation requirements in effect before Update 2011-05 (no other requirements in Update 2011-05 were affected by this Update). The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the potential impact that adoption will have on its financial statement presentation.

The FASB issued Accounting Standards Update No. 2011-08 "Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” under which entities have the option to first assess qualitative factors to determine whether events or circumstances exist that lead to determining it is more likely than not that the reporting unit’s fair value is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test described in Topic 350 is unnecessary. Under this update, entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test, and may resume performing the qualitative assessment in any subsequent period. In concluding on whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, entities should consider the extent to which each adverse event or circumstance identified could affect the comparison of a reporting unit’s fair value with its carrying amount. Entities should place more weight on events and circumstances that most affect a reporting unit’s fair value or the carrying amount of its net assets, and should consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the reporting unit’s fair value is less than its carrying amount. Where recent fair value calculations have been performed, the difference between reporting unit fair value and carrying amount must be considered in deciding whether the first step of the impairment test is necessary. This update provides examples of events and circumstances that entities should consider in performing qualitative assessments and other testing that supersede previous examples. Under this update, entities are no longer permitted to carry forward detailed calculations of a reporting unit’s fair value from a prior year. This update does not change current guidance for testing other indefinite-lived intangible assets for impairment. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. At this time, management does not believe this guidance will impact the Company’s financial statements when effective.

3. INVENTORIES

Inventory costs consist of: (i) souvenirs and 5/8-scale and similar small-scale finished vehicles determined on a first-in, first-out basis; and (ii) apparel, micro-lubricant®, and parts and accessories product costs determined on an average current cost basis. No general and administrative costs are included in inventory costs. Cost of sales are charged using the same inventory cost bases. Inventories as of December 31, 2011 and 2010 consist of (in thousands):

	2011	2010
Souvenirs and apparel	$2,867	$3,870
Finished vehicles, parts and accessories	5,149	4,760
Micro-lubricant® and other	614	752
Total	$8,630	$9,382

All inventories are stated at the lower of cost or market value with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. Inventories are reflected net of provisions summarized as follows (in thousands):

	2011	2010	2009
Balance, beginning of year	$5,938	$6,500	$7,727
Current year provision	344	241	817
Current year sales and write-offs	(517)	(803)	(2,044)
Balance, end of year	$5,765	$5,938	$6,500

Speedway Motorsports, Inc. Annual Report on Form 10-K
73

4. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2011 and 2010 is summarized as follows (dollars in thousands):

	Estimated Useful Lives	2011	2010
Land and land improvements	5-25	$446,200	$434,574
Racetracks and grandstands	5-45	738,991	685,747
Buildings and luxury suites	5-40	439,389	426,192
Machinery and equipment	3-20	44,867	43,552
Furniture and fixtures	5-20	33,482	31,359
Autos and trucks	3-10	11,134	11,074
Construction in progress		5,381	26,453
Total		1,719,444	1,658,951
Less accumulated depreciation		(542,290)	(489,670)
Net		$1,177,154	$1,169,281

Other Information – Depreciation expense amounted to $53,956,000 in 2011, $52,697,000 in 2010 and $52,468,000 in 2009. As of December 31, 2011, the Company has contractual obligations for 2012 capital expenditures of approximately $4.0 million for various planned capital improvements.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The composition and accounting for intangible assets are further described in Note 2, except for other intangible assets consisting of amortizable event sanctioning and renewal agreements for certain annual drag racing events to be held for six years commencing in 2010. As of December 31, 2011 and 2010, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	2011			2010			Estimated Amortization Period (Years)
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Nonamortizable race event sanctioning and renewal agreements	$394,913	–	$394,913	$394,913	–	$394,913	–
Amortizable race event sanctioning and renewal agreements	70	(23)	47	70	(11)	59	6
Total	$394,983	(23)	$394,960	$394,983	(11)	$394,972

Changes in the gross carrying value of other intangible assets and goodwill for 2011 and 2010 are as follows (in thousands):

	Other Intangible Assets		Goodwill
	2011	2010	2011	2010
Balance, beginning of year	$394,983	$394,983	$187,326	$181,013
Increase from acquisitions	–	–	–	6,313
Decrease from impairment charges	–	–	(48,609)	–
Balance, end of year	$394,983	$394,983	$138,717	$187,326

Speedway Motorsports, Inc. Annual Report on Form 10-K
74

For 2010, the increase in goodwill from acquisitions reflects an obligation for additional purchase consideration associated with the Company’s purchase of KyS. The obligation was recorded upon satisfaction of certain triggering contingent conditions, one of which was the Company conducting an annual NASCAR Sprint Cup racing event at KyS. Because a NASCAR Sprint Cup racing date was realigned from AMS to KyS beginning in 2011, the obligation was recorded as an increase to goodwill (as opposed to other intangible assets if purchased). See Note 6 for additional information on the recorded purchase obligation. This goodwill is expected to be deductible for tax purposes.

For 2011, the decrease in goodwill reflects an impairment charge (with no income tax benefit) to reduce goodwill related to NHMS to estimated fair value as further described in Note 2 “Impairment Charges on Goodwill and Other Intangible Assets”.

At December 31, 2011, the carrying amounts for goodwill and other intangible assets include accumulated impairments of $57.2 million and $3.3 million, respectively. Amortization expense on other intangible assets amounted to $129,000 in 2009 and was not significant in 2011 or 2010. Estimated annual amortization expense for each of the next five years is not significant.

6. LONG-TERM DEBT

As further described below, the Company amended and restated its Credit Facility, issued new senior notes and redeemed all outstanding senior subordinated notes in the first quarter 2011.

Long-term debt at December 31, 2011 and 2010 consists of (in thousands):

	2011	2010
Revolving credit facility	$10,000	$20,000
Credit facility term loan	135,000	–
Senior notes	419,517	268,275
Senior subordinated notes	–	330,000
Other notes payable	8,040	10,422
Total	572,557	628,697
Less current maturities	(17,540)	(2,381)
Long-term debt, excluding current maturities	$555,017	$626,316

Annual maturities of long-term debt at December 31, 2011 are as follows (in thousands):

2012	$ 17,540
2013	17,709
2014	16,347
2015	101,444
2016	269,517
Thereafter	150,000
Total	$572,557

2011 Bank Credit Facility Amendment – In January 2011, the Company's Credit Facility was amended and restated (the 2011 Credit Facility or Credit Facility) which: (i) provides for a four-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a four-year $150,000,000 senior secured term loan (the Term Loan); (iii) matures in January 2015; (iv) allows the Company to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $50,000,000 with certain lender commitment conditions; (v) provides that Credit Facility borrowings must be used solely for refinancing existing indebtedness, working capital and other general corporate needs, capital expenditures and permitted investments; (vi) allows the acquisition of additional motor speedways and related businesses subject to specified limitations; (vii) permits other investments

Speedway Motorsports, Inc. Annual Report on Form 10-K
75

not specifically referenced of up to $5,000,000 each year with unrestricted subsidiaries; (viii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (ix) limits annual capital expenditures to $75,000,000. The Term Loan requires quarterly principal payments of at least $3,750,000.

In 2011, the Company borrowed $30,000,000 under the revolving credit facility and $150,000,000 under the Term Loan to fund the tender offer and early redemption of the senior subordinated notes further described below, and repaid $40,000,000 of revolving credit facility and $15,000,000 of Term Loan borrowings. The Company repaid borrowings of $50,000,000 in 2010, and repaid borrowings of $48,953,000 and borrowed $30,000,000 for working capital purposes in 2009. As further discussed below, proceeds from the 2009 Senior Notes offering were used to reduce outstanding Credit Facility borrowings by $261,047,000 in 2009. At December 31, 2011 and 2010, outstanding borrowings under the Credit Facility were $10,000,000 and $20,000,000, and under the Term Loan were $135,000,000 and $0, respectively. At December 31, 2011, outstanding letters of credit amounted to $892,000.

Revolving loans under the Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed. Interest is based, at the Company's option, upon LIBOR plus 1.75% to 2.75% or the greater of Bank of America's prime rate, Federal Funds rate plus 0.5% or LIBOR plus 1.0%, plus 0.75% to 1.75%. The Credit Facility also contains a commitment fee ranging from 0.35% to 0.55% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. Prior to the Credit Facility amendment, interest was based, at the Company's option, upon LIBOR plus 2.50% to 3.75% or the greater of Bank of America's prime rate, the Federal Funds rate plus 0.5% or the Eurodollar rate plus 1.0%, plus 1.5% to 2.75%. The Credit Facility contains a number of affirmative and negative financial covenants, including requirements that the Company maintain certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings before interest and taxes (EBIT) to interest expense, and minimum net worth. Indebtedness under the Credit Facility is secured by a pledge of all capital stock and limited liability company interests of the Guarantors.

Issuance of New Senior Notes – In February 2011, the Company completed a private placement of new 6 3/4% Senior Notes in aggregate principal amount of $150,000,000 (the 2011 Senior Notes). These 2011 Senior Notes were issued at par value, and net proceeds, after commissions and fees, approximated $147,075,000. Net offering proceeds, along with new Term Loan borrowings of $150,000,000 under the Credit Facility and cash on hand, were used to redeem and retire all tendered outstanding senior subordinated notes as further discussed below. The Company completed an exchange offer for substantially identical notes registered under the Securities Act in May 2011.

The 2011 Senior Notes mature in February 2019, and interest payments are due semi-annually on February 1 and August 1 commencing August 1, 2011. The Company may redeem some or all of the 2011 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017, and up to 35% of the 2011 Senior Notes before February 1, 2014 with proceeds from certain equity offerings at a redemption premium of 106.75% of par. The Company may also redeem some or all of the 2011 Senior Notes before February 1, 2015 at par plus a "make-whole" premium. In the event of a change of control, the Company must offer to repurchase the 2011 Senior Notes at 101% of par value. The 2011 Senior Notes rank equally in right of payment with all other Company existing and future senior debt, are senior in right of payment to any subordinated debt and are effectively subordinated to all secured debt, including the Credit Facility. The Indenture governing the 2011 Senior Notes permits dividend payments each year of up to approximately $0.48 per share of common stock, increasable subject to meeting certain financial covenants.

2009 Senior Notes – In May 2009, the Company completed a private placement, and a subsequent exchange offer for substantially identical notes registered under the Securities Act, of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275,000,000. These 2009 Senior Notes were issued at 96.8% of par value and net proceeds were used to reduce outstanding borrowings under the Credit Facility. Original debt issuance discount and deferred financing costs are being amortized over the associated seven-year note term. As of December 31, 2011 and 2010, the 2009 Senior Notes carrying value of $269,517,000 and $268,275,000 is reported net of unamortized issuance discount of $5,483,000 and $6,725,000, respectively.

Speedway Motorsports, Inc. Annual Report on Form 10-K
76

The 2009 Senior Notes mature in 2016 and interest payments are due semi-annually on June 1 and December 1. The Indenture governing the 2009 Senior Notes (the 2009 Senior Notes Indenture) contains certain restrictive and required financial covenants. The 2009 Senior Notes rank equally in right of payment with all existing and future senior debt; rank senior in right of payment to all existing and future subordinated debt; are effectively subordinated to all existing and future debt to the extent of assets securing such debt, including the Credit Facility; and are structurally subordinated to existing and future debt or other liabilities of subsidiaries that do not guarantee the 2009 Senior Notes. The 2009 Senior Notes Indenture permits annual dividend payments of up to approximately $0.48 per share of common stock, increasable subject to meeting certain financial covenants. The Company may redeem some or all of the 2009 Senior Notes at annually declining redemption premiums ranging from 104.375% of par in the twelve month periods beginning June 1, 2013 to par after June 1, 2015, and up to 35% of the 2009 Senior Notes on or before June 1, 2012 with proceeds from certain equity offerings at a redemption premium. In the event of a change of control, the Company must offer to repurchase the 2009 Senior Notes at 101% of par value plus accrued and unpaid interest.

Other General Terms and Conditions – The 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes contain certain requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, redemptions and disposition of property, and entering into new lines of business. The 2011 Credit Facility agreement, 2009 Senior Notes Indenture and 2011 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of December 31, 2011.

Early Redemption of Senior Subordinated Notes – In the first quarter 2011, the Company completed a tender offer and redeemed $298,331,000 and $31,669,000 in aggregate principal amount of outstanding 6 3/4% Senior Subordinated Notes (Senior Subordinated Notes) at 101.375% and 101.25% of par, respectively, with proceeds from the 2011 Senior Notes issuance, Term Loan borrowings of $150,000,000 and cash on hand. The Senior Subordinated Notes were previously scheduled to mature in September 2013, guaranteed by all operative Company subsidiaries except Oil-Chem and its subsidiaries, and interest payments were due semi-annually on June 1 and December 1. Cash on hand aggregating approximately $11.3 million was also used to fund the redemption premium, settlement payments and transaction costs for all associated debt transactions.

The 2011 loss on early debt redemption and refinancing represents a charge to earnings for tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $7.5 million, before income taxes of $2.9 million.

Other Notes Payable – Long-term debt includes a non-interest bearing debt obligation associated with the Company's December 2008 acquisition of KyS, payable in 60 monthly installments of $125,000 beginning in January 2009. As of December 31, 2011 and 2010, the obligation's carrying value of $2,820,000 and $4,109,000, reflects discounts of $180,000 and $391,000, respectively, based on a 6% effective interest rate. Other long-term debt also includes a non-interest bearing debt obligation for additional purchase consideration, recorded in the fourth quarter 2010 upon satisfaction of certain triggering conditions associated with the Company's purchase of KyS. The obligation is payable in 60 monthly installments of $125,000 beginning in January 2011. As of December 31, 2011 and 2010, the obligation's carrying value of $5,220,000 and $6,313,000 reflects discounts of $780,000 and $1,187,000, respectively, based on a 7% effective interest rate.

Subsidiary Guarantees – Amounts outstanding under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes are guaranteed by all of SMI’s material operative subsidiaries except for Oil-Chem and its subsidiaries (which are presently non-material). These guarantees are full and unconditional and joint and several, with the 2011 Senior Notes on a senior unsecured basis. The parent company has no independent assets or operations. There are no restrictions on the subsidiaries’ ability to pay dividends or advance funds to the parent company.

Interest Rate Swap – The Company at times may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. Changes in fair value and differentials paid or received in periodic settlements were reflected as an adjustment to interest expense and included in operating activities in the statement of cash flows. For early terminated swap agreements, net settlement payments at termination were deferred when received and amortized into income as a yield adjustment to interest expense over the underlying hedged debt term. The Company had one interest rate

Speedway Motorsports, Inc. Annual Report on Form 10-K
77

cash flow swap agreement that provided fixed interest rate features on certain variable rate term loan obligations, which expired upon maturity in March 2010. Prior to expiration, the Company paid a 3.87% fixed interest rate and received a variable interest rate based on LIBOR on decreasing principal notional amounts. The agreement provided for quarterly settlements and expired corresponding with the underlying hedged debt term. The cash flow swap agreement did not meet the conditions for hedge accounting under applicable authoritative guidance. Interest expense decreased $42,000 in 2010 and $408,000 in 2009 due to market value changes of the interest rate swap agreement. Interest expense reflects net settlement payments of $42,000 in 2010 and $461,000 in 2009.

Interest Expense, Net – Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	2011	2010	2009
Gross interest costs	$44,700	$53,223	$46,384
Less capitalized interest costs	(2,286)	(710)	(438)
Interest expense	42,414	52,513	45,946
Interest income	(302)	(418)	(865)
Interest expense, net	$42,112	$52,095	$45,081
Weighted average interest rate on borrowings under bank Credit Facility	2.8%	3.9%	2.4%

7. CAPITAL STRUCTURE, PER SHARE DATA AND OTHER EQUITY INFORMATION

Preferred Stock – At December 31, 2011, SMI has authorized 3,000,000 shares of preferred stock with a par value of $.10 per share. Shares of preferred stock may be issued in one or more series with rights and restrictions as may be determined by the Company’s Board of Directors. No preferred shares were issued or outstanding at December 31, 2011 or 2010.

Per Share Data – The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	2011	2010	2009
(Loss) income from continuing operations applicable to common stockholders and assumed conversions	$(5,561)	$45,263	$(6,158)
Weighted average common shares outstanding	41,524	41,927	42,657
Dilution effect of assumed conversions, common stock equivalents – stock awards	–	1	–
Weighted average common shares outstanding and assumed conversions	41,524	41,928	42,657
Basic (loss) earnings per share	$(0.14)	$1.08	$(0.14)
Diluted (loss) earnings per share	$(0.14)	$1.08	$(0.14)
Anti-dilutive common stock equivalents excluded in computing diluted earnings or loss per share	1,237	1,469	1,686

Declaration of Cash Dividends – The Company’s Board of Directors approved aggregate dividends on common stock in 2009 through 2011 as follows (in thousands except per share amounts):

	2011	2010	2009
Cash dividends paid	$16,623	$16,774	$15,352
Dividends per common share	$0.40	$0.40	$0.36

Quarterly dividends were declared in each period, all declaration, record and payment dates were in the same fiscal periods, and all dividends were funded from available cash and cash equivalents on hand. See Note 6 for annual limitations on dividend payments under the Company’s debt agreements. On February 22, 2012, the Company’s Board of Directors declared a quarterly

Speedway Motorsports, Inc. Annual Report on Form 10-K
78

cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on March 15, 2012 to shareholders of record as of March 5, 2012. These 2012 quarterly cash dividends will be paid using available cash and cash investments.

Stock Repurchase Program – The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements (see Note 6), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. The Company repurchased 255,000, 723,000 and 887,000 shares of common stock for $3,597,000 in 2011, $11,264,000 in 2010 and $12,628,000 in 2009, respectively. As of December 31, 2011, the Company could repurchase up to an additional 368,000 shares under the current authorization.

8. INCOME TAXES

Components of the provision for income taxes are as follows (in thousands):

	2011	2010	2009
Current:
Federal	$(1,051)	$3,704	$9,516
State	(2,743)	(2,055)	885
	(3,794)	1,649	10,401
Deferred:
Federal	17,612	14,688	27,310
State	9,663	9,485	2,509
	27,275	24,173	29,819
Total	$23,481	$25,822	$40,220

The reconciliation of statutory federal and effective income tax rates is as follows:

	2011	2010	2009
Statutory federal tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax effect	16.8	4.3	(1.5)
Non-deductible impairment of goodwill	94.9	–	–
Change in valuation allowances, primarily related to losses on equity investees	2.4	0.2	87.7
Change in uncertain tax positions, including income tax liabilities for settlements with taxing authorities	(12.6)	(2.5)	(3.7)
Other, net	(5.5)	(0.7)	0.6
Total	131.0%	36.3%	118.1%

Speedway Motorsports, Inc. Annual Report on Form 10-K
79

Tax effects of temporary differences resulting in deferred income taxes are as follows (in thousands):

	2011	2010
Deferred tax liabilities:
Property and equipment	$251,369	$215,141
Goodwill and other intangible assets	141,677	136,721
Expenses deducted for tax purposes and other	3,536	3,657
Subtotal	396,582	355,519
Deferred tax assets:
Income previously recognized for tax purposes	(17,991)	(15,198)
Stock option and other deferred compensation expense	(4,196)	(3,858)
PSL and other deferred income recognized for tax purposes	(2,247)	(2,543)
State and federal net operating loss carryforwards	(13,431)	(2,617)
Basis difference for equity investment and subsidiary	(64,042)	(63,291)
Subtotal	(101,907)	(87,507)
Less: Valuation allowance	66,299	65,644
Net deferred tax assets	(35,608)	(21,863)
Total net deferred tax liabilities	360,974	333,656
Net current deferred tax assets	5,924	291
Net non-current deferred tax liabilities	$366,898	$333,947

At December 31, 2011, the Company has approximately $31,174,000 of federal net operating loss carryforwards expiring in 2021 through 2031, and $50,268,000 of state net operating loss carryforwards expiring in 2012 through 2031. At December 31, 2011 and 2010, valuation allowances of $66,299,000 and $65,644,000 have been provided against deferred tax assets because management has determined that ultimate realization is not more likely than not for certain deferred tax assets and state net operating loss carryforwards. The 2011 change in valuation allowance is primarily attributable to a difference in financial and income tax reporting bases created by MA losses.

Effective Tax Rate Comparison for 2009 through 2011 – The Company’s effective income tax rate for 2011 was 131.0%, for 2010 was 36.3%, and for 2009 was 118.1%. The higher 2011 effective income tax rate results primarily from reflecting the goodwill impairment charge (see Note 2) for which no tax benefit is recorded. Excluding the non-deductible goodwill impairment charge, the 2011 effective income tax rate would have been 36.1%. The 2010 effective income tax rate reflects the positive impact of decreases in income tax liabilities related to uncertain tax positions for settlements with taxing authorities. The higher 2009 effective income tax rate reflects increases in valuation allowances of $31,314,000 against deferred tax assets associated with equity investee losses because management determined that ultimate realization is not more likely than not. The 2009 tax rate was positively impacted by decreases in income tax liabilities related to settlements with taxing authorities. Without the valuation allowances, the Company’s effective tax rate for 2009 would have been 30.4%.

Accounting for Uncertainty in Income Taxes – Income tax liabilities for unrecognized tax benefits approximate $1,004,000 and $2,879,000 as of December 31, 2011 and 2010, respectively, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Interest and penalties recognized on uncertain tax positions amounted to $270,000 in 2011, $261,000 in 2010 and $429,000 in 2009. As of December 30, 2011 and 2010, the Company had $697,000 and $2,324,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities. As of December 31, 2011, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2006 through 2011 by the Georgia Department of Revenue and the California

Speedway Motorsports, Inc. Annual Report on Form 10-K
80

Franchise Tax Board, and 2008 through 2011 by all other taxing jurisdictions to which the Company is subject. The Company has been notified by the Internal Revenue Services that an examination of the Company’s 2010 federal income tax return will be conducted in 2012.

A reconciliation of the change in the total unrecognized tax benefits and other information for the three years ended December 31, 2011 is as follows (in thousands):

	2011	2010	2009
Beginning of period	$2,879	$5,081	$7,572
Increases for tax positions of current year	–	–	–
Increases for tax positions of prior years	358	131	–
Decreases for tax positions of prior years	(1,744)	–	–
Reductions for lapse of applicable statute of limitations	–	–	(507)
Reductions for settlements with taxing authorities	(489)	(2,333)	(1,984)
End of period	$1,004	$2,879	$5,081

9. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company's Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at December 31, 2011 and 2010 include $4,055,000 and $4,412,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not anticipate or require repayment before December 31, 2012, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2010 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $358,000 in 2011, $342,000 in 2010 and $330,000 in 2009. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Amounts payable to affiliate at December 31, 2011 and 2010 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because payment is not required before December 31, 2012.

US Legend Cars, SMI Properties and Oil-Chem each lease office and warehouse facilities from Chartown, a Company affiliate through common ownership by the Company's Chairman and Chief Executive Officer, under annually renewable lease agreements. Rent expense for US Legend Cars approximated $244,000 in 2011, $245,000 in 2010 and $246,000 in 2009. Rent expense for SMI Properties approximated $241,000 in 2011, $243,000 in 2010 and $242,000 in 2009. Rent expense for Oil-Chem approximated $69,000 in 2011 and $96,000 in each of 2010 and 2009. At December 31, 2011 and 2010, amounts owed to Chartown were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company's Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of approximately $270,000 in 2011, $279,000 in 2010 and $113,000 in 2009. There were no vehicles sold to SAI in 2011, 2010 or 2009. Also, SMI Properties sold merchandise to SAI totaling $640,000 in 2011 and $648,000 in 2010, and an insignificant amount in 2009. Amounts due to or from SAI at December 31, 2011 and 2010 were not significant.

Oil-Chem sold zMAX micro-lubricant® product to certain SAI dealerships for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $1,507,000 in 2011, $1,391,000 in 2010 and $1,491,000 in 2009. At December 31, 2011 and 2010, approximately $161,000 and $114,000 was due from SAI and are reflected in current assets.

Speedway Motorsports, Inc. Annual Report on Form 10-K
81

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions for merchandise sold during Company events from Motorsports Authentics. Merchandise purchases approximated $609,000 in 2011, $1,258,000 in 2010 and $5,642,000 in 2009, and merchandise sales and event related commissions approximated $2,801,000 in 2011, $3,807,000 in 2010 and $4,788,000 in 2009. At December 31, 2011 and 2010, net amounts due from MA approximated $138,000 and $157,000. Amounts due to or from MA are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of December 31, 2011 and 2010, and transactions for the three years ended December 31, 2011 are summarized below (in thousands):

		December 31,
		2011	2010
Notes and other receivables		$4,386	$4,736
Amounts payable to affiliates		2,594	2,673

	2011	2010	2009
Merchandise and vehicle purchases	$879	$1,537	$5,755
Merchandise and vehicle sales, event related commissions, and reimbursed shared expenses	5,328	6,226	6,663
Rent expense	554	584	584
Interest income	125	141	157
Interest expense	103	103	103

10. LEGAL PROCEEDINGS AND CONTINGENCIES

The Company is involved in various lawsuits in the normal course of business, some of which involve material claims. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on the Company’s future financial position, results of operations or cash flows.

On April 22, 2008, SMIL filed a complaint in the Superior Court of North Carolina sitting in Mecklenburg County (the Complaint) against Bronwen Energy Trading, Ltd. (Bronwen), Bronwen Energy Trading UK, Ltd. (Bronwen UK), Dr. Patrick Denyefa Ndiomu (Dr. Ndiomu), BNP Paribas (Suisse) SA (BNP Suisse), BNP Paribas S.A. (BNP France), Swift Aviation Group, Inc. (SAG), Swift Air, LLC (SA), and Swift Aviation Group, LLC (Swift Aviation). On May 29, 2008, SMIL filed an amended complaint (the Amended Complaint) adding Swift Transportation Company, Inc. (Swift Transportation). SAG, SA, Swift Aviation and Swift Transportation are collectively referred to as the "Swift Defendants". SMIL is seeking recovery of $12,000,000 it alleges was wrongfully drawn from its bank account by BNP Suisse and BNP France in connection with obligations SMIL contends are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants for petroleum product purchases utilizing credit extended by BNP France. SMIL is also seeking to recover contractual amounts it alleges are owed by Bronwen, Bronwen UK, Dr. Ndiomu, and the Swift Defendants under the terms of various contracts regarding the petroleum product purchases. Additionally, SMIL is seeking treble damages, attorneys' fees and costs. In the litigation, SMIL has asserted claims for breach of contract, wrongful honor on a guarantee demand, conversion, fraud, negligent misrepresentation, equitable subrogation, alter ego, unfair and deceptive trade practices, and has sought an accounting. On July 23, 2008, SMIL obtained an entry of default against Bronwen due to its failure to timely file a responsive pleading. On September 12, 2008, SMIL obtained entries of default against Bronwen UK and Dr. Ndiomu due to their failure to timely file a responsive pleading. On December 15, 2010, SMIL reached a negotiated settlement with the Swift Defendants, as a result of which SMIL dismissed its claims against only the Swift Defendants on December 29, 2010. The settlement did not have a material impact on the Company's financial position, results of operations or cash flows. On August 18, 2008, BNP France filed a motion to dismiss the claims against it alleging: 1) the North Carolina court does not possess personal jurisdiction over BNP France; 2) that Geneva, Switzerland is the appropriate forum for disputes about the guarantees; and 3) that SMIL is unable to state claims for relief against BNP France. On September 30, 2008, BNP France filed a revised motion to dismiss, withdrawing its challenge to personal jurisdiction, but maintaining allegations that Geneva, Switzerland is the appropriate forum for disputes about the guarantees and that SMIL is unable to state claims for relief against BNP France. On January 21, 2009, the trial court denied BNP France's motion to dismiss based upon its contention that SMIL's claims against it should be

Speedway Motorsports, Inc. Annual Report on Form 10-K
82

heard in Geneva, Switzerland, and further denied its motion to dismiss for failure to state a claim for relief as to all of SMIL's claims, except for SMIL's breach of contract claim against BNP France. On February 10, 2009, BNP France served notice it was appealing the trial court's ruling with respect to its contention that SMIL's claims against it should be heard in Geneva, Switzerland. On February 15, 2011, the North Carolina Court of Appeals filed its opinion affirming the trial court's ruling denying BNP France's motion to dismiss. On March 22, 2011, BNP France filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals that affirmed the trial court’s ruling denying BNP France’s motion to dismiss. SMIL filed its response to the petition on April 4, 2011. The North Carolina Supreme Court denied BNP France’s Petition for Discretionary Review on January 26, 2012. On August 4, 2008, BNP Suisse filed a motion to dismiss the claims against it alleging the North Carolina court does not possess personal jurisdiction over BNP Suisse, which motion was denied by the trial court on July 14, 2009. On August 11, 2009, BNP Suisse served notice it was appealing the trial court's ruling. On February 15, 2011, the North Carolina Court of Appeals filed its opinion which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. On March 22, 2011, SMIL filed a Petition for Discretionary Review with the North Carolina Supreme Court seeking to have the Supreme Court review the decision of the North Carolina Court of Appeals which reversed the trial court, holding that BNP Suisse was not subject to personal jurisdiction in North Carolina. BNP Suisse filed its response to the petition on April 4, 2011. The North Carolina Supreme Court denied SMIL’s Petition for Discretionary Review on January 26, 2012. SMIL intends to continue pursuit of its claims against BNP France in the North Carolina Business Court and will resume discovery at the earliest opportunity. SMIL is considering its options for continued legal action against BNP Suisse.

On June 16, 2009, Melissa Jenks, as guardian for Roderick Jenks, and individually, filed a lawsuit against NHMS and an employee, in the United States District Court for the District of New Hampshire. The lawsuit alleges that Mr. Jenks suffered a traumatic head injury after falling from a golf cart being driven by an NHMS employee, and asserts claims of negligence, vicarious liability, and loss of consortium. The lawsuit claims past medical expenses for Mr. Jenks in excess of $662,000, and future economic losses of between $2,524,915 and $2,857,215 including future medical and life care expenses, and lost future income. Plaintiff has demanded $25 million. NHMS denied all claims in its answer as filed with the court, and it continues to vigorously defend against the allegations and to pursue indemnity claims against two other parties in the lawsuit. This matter has been tentatively scheduled for trial in April 2012. Management does not believe the ultimate resolution of this matter will have a material adverse impact on the Company’s future financial position, results of operations or cash flows.

11. STOCK COMPENSATION PLANS

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009 – The 2004 Stock Incentive Plan (the 2004 Plan) provides equity-based incentives for attracting and retaining key employees, directors and other individuals providing services to the Company. Awards under the 2004 Plan may consist of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. The 2004 Plan is administered by the Compensation Committee of the Board of Directors who has full authority to determine recipients, types and amounts of awards granted and amend the terms, restrictions and conditions of awards. For awards granted to non-employee directors, the Board of Directors shall have the authority otherwise provided to the Compensation Committee. The Compensation Committee also may amend the terms of outstanding awards. However, no amendment, suspension or termination of the 2004 Plan or amendment of outstanding awards may materially adversely affect previously granted awards without the consent of the award recipient.

Under the 2004 Plan, 2,500,000 shares of SMI’s common stock are reserved for issuance, subject to various restrictions and adjustments including the following: (i) if shares subject to award under the 2004 Plan are forfeited, or the award otherwise terminates or is canceled for any reason without the issuance of such shares, those shares will be available for future awards; (ii) no individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year; and (iii) in the case of restricted stock or restricted stock unit awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. At December 31, 2011, approximately 1,426,000 shares are available for future grant. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004 Plan is scheduled to terminate in February 2014.

Speedway Motorsports, Inc. Annual Report on Form 10-K
83

The amendment and restatement of the 2004 Plan was adopted by the Board of Directors on February 10, 2009 and approved by stockholders at the 2009 Annual Meeting. The material amendments incorporated in the 2004 Plan include (a) provisions to allow the grant of restricted stock units; (b) eliminating the 1,000,000 share limit on the number of shares of common stock available under the 2004 Plan with respect to awards other than stock options; (c) changes to the provisions for performance-based awards consistent with similar provisions under the Company’s Incentive Compensation Plan, including additions to the permissible performance goals that can be used and how the goals can be designed; and (d) provisions in connection with Section 409A of the Code. Restricted stock units are non-voting units of measurement that represent the contingent right to receive shares of common stock or the value of shares of common stock in the future, but no shares are actually awarded to recipients on the grant date. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement.

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

In 2009 through 2011, the exercise price of all stock options granted under the 2004 Plan was the fair or trading value of the Company’s common stock at grant date. To date, stock options expire ten years from grant date and vest immediately or in equal installments over three years and restricted stock and restricted stock units vest three years from grant date or in equal installments over three years. As provided in the 2004 Plan, awards of restricted stock or restricted stock units generally remain subject to forfeiture and restrictions on transferability until vested.

Speedway Motorsports, Inc. Annual Report on Form 10-K
84

Under the Company’s performance-based Incentive Compensation Plan, the Compensation Committee of the Company’s Board of Directors approved grants of restricted stock to the Company’s Vice Chairman and Chief Financial Officer and restricted stock units to the Company’s President and Chief Operating Officer in each of 2011, 2010 and 2009. All grants are under the 2004 Plan and must be settled in common stock shares, vest after three years or in equal installments over three years, and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. “Forfeited” amounts below are performance forfeitures under the Incentive Compensation Plan terms and result from differences in the Company’s actual results and the defined full year earnings target. Once the vesting period expires, common stock is issued in settlement of the restricted stock units and all vested shares are no longer subject to forfeiture or restrictions on transferability. The following is a summary of restricted stock and restricted stock units granted, vested and forfeited under the Incentive Compensation Plan for 2009 through 2011 (shares in thousands):

	Restricted Stock	Restricted Stock Units
Outstanding, January 1, 2009	21	–
Granted	20	20
Vested	–	–
Forfeited	(1)	–
Outstanding, December 31, 2009	40	20
Granted	35	35
Vested	–	–
Forfeited	(8)	(8)
Outstanding, December 31, 2010	67	47
Granted	35	35
Vested	(27)	(7)
Forfeited	(12)	(12)
Outstanding, December 31, 2011	63	63

In 2011 and 2010, the Company also granted to non-executive management employees 61,000 and 60,300 shares of restricted stock that vest in equal installments over three years, and in 2009 granted 40,000 stock options at an exercise price per share of $14.58 that vest after three years, and 197,500 stock options at an exercise price per share of $15.83 that vest in equal installments over three years. Exercise prices for these stock options equaled market value at date of grant. In 2011, 2010 and 2009, the Company repurchased 17,700, 11,000 and 10,200 shares of common stock from non-executive management employees for $244,000, $165,000 and $164,000 related to settlement of income taxes on 60,455, 36,500 and 31,800 shares of restricted stock, respectively, that vested under the 2004 Plan. In 2011, the Company also repurchased 2,300 shares of common stock from a former executive management employee for $36,000 related to settlement of income taxes on 6,608 shares of restricted stock that vested under the Incentive Compensation Plan. Repurchases of common stock related to settlement of income taxes upon restricted stock vesting are reflected as financing activities in the statement of cash flows.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
85

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

Under the 2008 Formula Plan, 100,000 shares of SMI’s common stock are reserved for issuance and awards will be in the form of restricted stock. On the first business day following each annual meeting, beginning with the Company’s 2008 Annual Meeting, each non-employee director who is then a member of the Board shall receive a grant of restricted stock consisting of the number of shares equaling $60,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. On April 21, 2011, the Company awarded 3,889 shares of restricted stock to each of the Company’s four outside directors in accordance with plan provisions. On April 21, 2010, the Company awarded 3,780 shares of restricted stock to each of the Company’s four outside directors which vested on April 19, 2011 in accordance with plan provisions. On April 22, 2009, the Company awarded 4,792 shares of restricted stock to each of the Company’s four outside directors which vested on April 19, 2010 in accordance with plan provisions. Additionally, a total of 9,524 shares granted to outside directors on April 24, 2008 vested on April 20, 2009 (2,381 shares for each current outside director) in accordance with plan provisions.

An amendment and restatement of the 2008 Formula Plan was adopted by the Board of Directors on February 22, 2012, subject to approval by stockholders at the 2012 Annual Meeting. The principal amendments incorporated in the restatement of the 2008 Formula Plan include increasing the number of shares of SMI’s common stock reserved for issuance under the plan from 100,000 to 250,000 and changing the determination of the number of shares received by each non-employee director from $60,000 divided by the average closing sale price for the twenty days immediately preceding the grant date to $75,000 divided by the average closing sale price for the twenty days immediately preceding the grant date.

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

Employee Stock Purchase Plan – The SMI Employee Stock Purchase Plan (the ESPP) is intended to provide employees the opportunity to acquire stock ownership in the Company. The authorized number of shares of common stock issuable under the ESPP is 800,000. At December 31, 2011, approximately 439,000 shares are available for future grant. Prior to each January 1, the Compensation Committee of the Board of Directors determines whether eligible employees electing to participate will be granted the right to purchase shares of common stock for the upcoming calendar year and, if granted, the number of shares available for purchase under each option. All employee grants are for the same number of shares and grant date. No participant can be granted the right to purchase more than 500 shares in each calendar year, nor can an employee purchase stock under this or all other employee stock purchase plans in excess of $25,000 of fair market value at the grant date in each calendar year. The stock purchase price is 90% of the lesser of fair market value at grant date or exercise date. Grants may be exercised once at the end of each calendar quarter, and unexercised grants expire at each calendar year end. No shares were granted to employees under the ESPP for calendar years 2011, 2010 or 2009.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
86

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

Share-based compensation cost totaled $1,885,000 in 2011, $1,979,000 in 2010 and $1,585,000 in 2009, before income taxes of $680,000, $718,000 and $482,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at December 31, 2011 or 2010. There were no significant changes in the characteristics of stock options or restricted stock granted during 2009 through 2011 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards. The fair value of stock option grants is estimated on grant date using the Black-Scholes option-pricing model based on the following factors and assumptions. Expected volatility is based on implied volatilities from historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises, forfeitures and employee terminations within the pricing model. Employee groups have similar historical exercise experience and are combined for valuation purposes. The expected term of granted options is estimated based on historical exercise experience and represents the time period that granted options are expected to be outstanding. Risk-free interest rates for periods within the expected life of options are based on the US Treasury yield curve in effect at the time of grant. The Company believes the pricing model and approach utilized to develop the underlying assumptions are appropriate for estimating the fair values of share-based awards. These fair value and other estimates are not intended to predict future events or value ultimately realizable by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of original estimates.

Various stock option information regarding the 1994 Stock Option Plan, 2004 Stock Incentive Plan and Formula Stock Option Plan for 2009 through 2011 is summarized as follows (shares in thousands):

	2011	2010	2009
Options granted	–	–	238
Weighted average grant-date fair values	–	–	$4.49
Total intrinsic value of options exercised	–	–	–
Weighted average expected volatility	–	–	36.8%
Weighted average risk-free interest rates	–	–	2.2%
Weighted average expected lives (in years)	–	–	5.2
Weighted average dividend yield	–	–	2.3%

Speedway Motorsports, Inc. Annual Report on Form 10-K
87

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
Activity	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price	Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2009	952	$18.85-41.13	$31.21	426	$35.68-39.22	$37.72	350	$22.31-38.45	$30.75
Granted	–	–	–	238	14.58-15.83	15.62	–	–	–
Cancelled	(350)	26.36-41.13	34.71	(16)	37.00-38.97	37.25	–	–	–
Exercised	–	–	–	–	–	–	–	–	–
Outstanding, December 31, 2009	602	18.85-37.00	29.18	648	14.58-39.22	29.62	350	22.31-38.45	30.75
Granted	–	–	–	–	–	–	–	–	–
Cancelled	(89)	18.85-33.81	27.17	(14)	15.83-38.97	22.96	(100)	25.28-38.45	30.02
Exercised	–	–	–	–	–	–	–	–	–
Outstanding, December 31, 2010	513	18.85-37.00	29.53	634	14.58-39.22	29.76	250	22.31-38.45	31.04
Granted	–	–	–	–	–	–	–	–	–
Cancelled	(98)	18.85-29.64	21.27	(22)	15.83-38.97	35.03	(40)	22.31	22.31
Exercised	–	–	–	–	–	–	–	–	–
Outstanding, December 31, 2011	415	$26.36-37.00	$31.47	612	$14.58-39.22	$29.58	210	$25.28-38.45	$32.70

Options outstanding and exercisable for the 1994 Plan, 2004 Plan and Formula Stock Option Plan combined as of December 31, 2011 are as follows (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Number Outstanding	Exercise Price	Remaining Contractual Life-In Years	Number Exercisable	Exercise Price	Remaining Contractual Life-In Years
$14.58-$15.83	226	$15.61	7.8	124	$15.83	7.9
25.28-26.36	169	26.11	0.8	169	26.11	0.8
28.77-31.05	186	29.58	2.0	186	29.58	2.0
34.97-37.00	424	36.76	3.1	424	36.76	3.1
38.18-39.22	232	38.80	4.3	232	38.80	4.3
$14.58-$39.22	1,237	$33.59	5.1	1,135	$30.52	3.8

	1994 Stock Option Plan			2004 Stock Incentive Plan			Formula Stock Option Plan
		Weighted Average			Weighted Average			Weighted Average
	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs	Number Exercisable	Exercise Price Per Share	Remaining Contractual Life-In Yrs
December 31, 2009	602	$29.18	3.3	407	$37.73	5.5	350	$30.75	3.7
December 31, 2010	513	29.53	2.7	468	34.80	5.1	250	31.04	3.1
December 31, 2011	415	31.47	2.0	510	32.42	4.6	210	32.70	2.7

Speedway Motorsports, Inc. Annual Report on Form 10-K
88

The following is a summary of vested and non-vested option activity regarding the 1994 Plan, 2004 Plan and Formula Stock Option Plan during the year ended December 31, 2011 (shares and aggregate intrinsic value in thousands):

	1994 Stock Option Plan				2004 Stock Incentive Plan				Formula Stock Option Plan
Vested and Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	513	$29.53	2.7	–	634	$29.76	6.1	$30	250	$31.04	3.1	–
Granted	–	–	–	–	–	–	–	–	–	–	–	–
Expired, forfeited or cancelled	(98)	21.27	–	–	(22)	35.03	–	–	(40)	22.31	–	–
Exercised	–	–	–	–	–	–	–	–	–	–	–	–
Outstanding, December 31, 2011	415	$31.47	2.0	–	612	$29.58	5.1	$30	210	$32.70	2.7	–
Exercisable, December 31, 2011	415	$31.47	2.0	–	510	$32.42	4.6	–	210	$32.70	2.7	–
Expected to vest, December 31, 2011	–	–	–	–	99	$15.32	7.6	$30	–	–	–	–

As of December 31, 2011, there was approximately $91,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 0.6 year, and none related to the 1994 Plan or the Formula Stock Option Plan. Outstanding and exercisable stock options with no intrinsic value as of December 31, 2011 are excluded from the aggregate intrinsic values presented above. In 2011, 2010 and 2009, options to purchase 61,000, 66,000 and 29,000 shares of common stock vested under the 2004 Plan. All stock options granted under the 1994 Plan and the Formula Stock Option Plan fully vested prior to December 31, 2007. The following is a summary of non-vested option activity regarding the 2004 Plan during the year ended December 31, 2011 (shares in thousands):

	2004 Stock Incentive Plan
Non-vested Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Grant-date Fair Value Per Share
January 1, 2011	166	$15.53	8.7	$4.43
Granted	–	–	–	–
Vested	(61)	15.83	8.0	4.61
Forfeited	(3)	15.83	8.7	4.61
December 31, 2011	102	$15.34	7.6	$4.32

Speedway Motorsports, Inc. Annual Report on Form 10-K
89

The following is a summary of non-vested restricted stock and restricted stock unit activity regarding the 2004 Plan and 2008 Formula Plan for the three years ended December 31, 2011 (shares and aggregate intrinsic value in thousands):

	2004 Stock Incentive Plan				2008 Formula Restricted Stock Plan
Non-vested Restricted Stock and Restricted Stock Units	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value	Shares	Weighted Average Grant- date Fair Value Per Share	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding, January 1, 2009	136	$26.92	2.0	$2,185	12	$24.95	0.3	$192
Granted	40	11.62	3.0	–	19	14.05	1.0	–
Vested	(32)	39.13	–	–	(10)	24.95	–	–
Forfeited	(2)	30.95	1.3	–	(2)	24.95	0.2	–
Outstanding, December 31, 2009	142	19.79	1.6	2,494	19	14.05	0.3	338
Granted	130	15.40	3.0	–	15	16.86	1.0	–
Vested	(36)	32.58	–	–	(19)	14.05	–	–
Forfeited	(20)	14.03	1.8	–	–	–	–	–
Outstanding, December 31, 2010	216	15.50	1.3	3,306	15	16.86	0.3	232
Granted	131	14.29	3.0	–	16	15.44	1.0	–
Vested	(96)	16.64	–	–	(15)	16.86	–	–
Forfeited	(25)	14.91	1.0	–	–	–	–	–
Outstanding, December 31, 2011	226	$14.38	1.3	$3,464	16	$15.44	0.3	$238

In 2011, 2010 and 2009, the fair value of restricted stock that vested under the 2004 Plan totaled $1,370,000, $552,000 and $511,000, and the fair value of restricted stock that vested under the 2008 Formula Plan totaled $230,000, $308,000 and $126,000, respectively. As of December 31, 2011, there was approximately $1,671,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 0.9 year.

12. EMPLOYEE BENEFIT PLANS

The Speedway Motorsports, Inc. 401(k) Plan and Trust is available to Company employees who meet certain eligibility requirements. The Plan allows participants to elect contributions of up to 75% of their annual compensation within certain prescribed limits, of which the Company will match 25% of the first 4% of employee contributions. Participants become fully vested in Company matching contributions over six years. The Company’s contributions for the Plan were $320,000 in 2011, $309,000 in 2010 and $314,000 in 2009.

The Speedway Motorsports, Inc. Deferred Compensation Plan is available to all Company employees who meet eligibility requirements. This plan allows participants to elect to defer up to 75% of their base salary and 100% of their annual bonus and other cash compensation, if any, as permitted by the Plan Administrator. The Company may make discretionary contributions for any one or all eligible employees which, if any, shall be 100% vested following three years of service once first eligible to participate in this plan. There were no Company contributions in 2009 through 2011.

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

Speedway Motorsports, Inc. Annual Report on Form 10-K
90

The Company's "motorsports event related" segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company's "all other" operations consist of TSI non-event motorsports and non-motorsports merchandising, US Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, and office rentals at certain Company speedways. As further described in Note 14, oil and gas activities are located in foreign countries and are accounted for as discontinued operations. All segment information below pertains to continuing operations, and excludes oil and gas discontinued operations, for all periods presented.

Of the Company’s total revenues, approximately 83% in 2011, 84% in 2010 and 84% in 2009 were derived from NASCAR-sanctioned events. Of the Company’s total revenues, approximately 37% or $185,394,000 for 2011, 36% or $178,722,000 for 2010, and 32% or $173,803,000 for 2009 pertain to NASCAR broadcasting rights fees for domestic television broadcasts of NASCAR-sanctioned events held at the Company’s speedways.

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income or loss excludes interest, taxes and other expense (income) and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. The following segment information on continuing operations is for the three years ended December 31, 2011, and as of December 31, 2011 and 2010 (in thousands):

	2011			2010			2009
	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total	Motorsports Event Related	All Other	Consolidated Total
Revenues	$488,957	$16,888	$505,845	$485,126	$17,117	$502,243	$526,794	$23,728	$550,522
Depreciation and amortization	53,741	263	54,004	52,476	286	52,762	52,186	468	52,654
Equity investee losses	–	–	–	–	–	–	(76,657)	–	(76,657)
Segment operating income	115,051	704	115,755	120,802	–	120,802	161,933	1,477	163,410
Capital expenditures	59,142	179	59,321	37,136	82	37,218	42,439	112	42,551

	December 31, 2011			December 31, 2010
Other intangibles	$394,960	–	$394,960	$394,972	–	$394,972
Goodwill	138,717	–	138,717	187,326	–	187,326
Total assets	1,879,606	$25,037	1,904,643	1,926,124	$25,400	1,951,524

Speedway Motorsports, Inc. Annual Report on Form 10-K
91

The following table reconciles segment operating income above to consolidated income before income taxes (both from continuing operations) for the three years ended December 31, 2011 (in thousands):

	2011	2010	2009
Total segment operating income from continuing operations	$115,755	$120,802	$163,410
Adjusted for:
Interest expense, net	(42,112)	(52,095)	(45,081)
Impairment of goodwill and other intangible assets	(48,609)	–	(7,273)
Loss on early debt redemption and refinancing	(7,456)	–	–
Equity investee losses	–	–	(76,657)
Other income (expense), net	342	2,378	(337)
Consolidated income from continuing operations before income taxes	$17,920	$71,085	$34,062

14. DISCONTINUED OIL AND GAS OPERATIONS

In the fourth quarter 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries, particularly Russia. These oil and gas operations involved business, credit and other risks different from the Company's motorsports operations, and the ability to invest and compete successfully and profitably has been subject to many factors outside management's control. Many of the operating risks and challenges involved difficult or restrictive governmental situations when attempting to conduct business, access or transfer assets or funds, or facilitate production and similar activities in Russia and other foreign countries. Oasis Trading Group LLC (Oasis), a United States company, provided the Company strategic, management and operational capabilities in connection with these activities. The Company provided financing and access to financial markets for such activities. The Company and Oasis have generally shared equally the profits and losses on all transactions and activities. In 2010, SMIL's management contracts with service providers for the oilfields were terminated, and the Company was fully released from all known or unknown liabilities, with $1.3 million paid to these providers as consideration for release pursuant to the contracts. These activities hereafter are collectively associated with or referred to as "oil and gas activities", "oil and gas business", or "bulk petroleum transactions". The net assets and operating results for these oil and gas activities are presented as discontinued operations in these consolidated financial statements for all periods using applicable authoritative guidance for discontinued operations and assets held for sale. Management believes these operations and assets meet the "held for sale" criteria under such guidance. Also, management believes these oil and gas activities continue to meet the criteria for "discontinued operations" because the Company plans to have no significant continuing involvement or retention of ownership interests after disposal.

SMIL presently owns an interest in one foreign entity owning certain oil and gas mineral rights in Russia, and significant uncertainties continue about its economic viability and ultimate recovery. In 2010, SMIL sold its interest in one foreign entity to a third party owned by a former contracted service provider. Sales consideration was based on the Company's right to receive a specified portion of future profits (as defined), and the Company will receive a specified percentage of any gross sales price or prior year profits (as defined) should the interest be resold to another third party. No gain or loss from this sale was reflected because the Company has no remaining investment or liabilities. These investments have been reflected as fully impaired since December 31, 2008. Also, because of uncertainty regarding recoverability, future gains, if any, would be recognized only if proceeds are received by the Company. At this time, the Company is attempting to finalize sale or transfer of the remaining foreign interest in 2012.

No gain or loss on disposal has been reflected in any of the periods presented. Remaining estimated costs to sell or dispose, if any, have not yet been determined. There were no operating revenues generated from oil and gas activities in 2009 through 2011. In the three years ended 2011, the Company incurred costs primarily for legal fees and other costs associated with efforts to maximize and preserve remaining realizable value, if any, of its foreign investment interests and other oil and gas activities. In 2010, the Company also incurred legal fees and other transaction costs associated with the sale of 100% interest in one of its oilfields as discussed above. No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation for any period presented. There were no associated income tax benefits for any period presented. At December 31, 2010, current assets represent a receivable related to a favorable settlement received in January 2011. At December 31, 2011 there were no current or non-current assets associated with dis-

Speedway Motorsports, Inc. Annual Report on Form 10-K
92

continued operations. At December 31, 2010 and 2011 there were no current or non-current liabilities associated with discontinued operations. These costs, fees and assets are associated with and reflected in the discontinued oil and gas operations. At December 31, 2011, the Company had no outstanding standby letters of credit associated with oil and gas activities.

Uncertain Recovery of Receivables – As of December 31, 2011, all receivables associated with oil and gas activities are fully reserved. As of December 31, 2010, all receivables associated with oil and gas activities were fully reserved except for the favorable settlement received in January 2011. As of December 31, 2011 and 2010, uncertainty exists as to the recovery of $12,000,000 drawn by a bank under a Company guarantee for obligations owed by certain third parties for petroleum product purchases utilizing their bank line of credit. The bank claimed and took possession of funds for payment under the guarantee for non-payment by the third parties, notwithstanding the Company's belief that payment was not required nor rightfully drawn upon by the bank. The Company believes it has lawful recourse against the third parties and the bank, and is seeking recovery of the funds. However, uncertainty exists as to ultimate recovery of the amount due, which is reflected in accounts receivable, and has been fully reserved as of December 31, 2011 and 2010.

At December 31, 2011 and 2010, uncertainty exists as to the full realization of receivables due from one foreign entity and Oasis under certain profit and loss sharing arrangements. Uncertainty exists about collecting amounts from this foreign entity because of problems with respect to access to funds, creditworthiness and certain other factors outside of management's control when conducting operations in foreign countries. Management is currently pursuing available recovery alternatives. Under its profit and loss sharing arrangement with Oasis, the Company recorded receivables from Oasis for that entity's reimbursable share of loss associated primarily with recoverability and impairment charges and costs incurred by the Company before and after discontinuing operations. The Company recorded receivables of approximately $442,000 in 2011, $954,000 in 2010 and $ 4,107,000 in 2009, and as of December 31, 2011 and 2010, amounts recorded as due from Oasis totaled approximately $29,501,000 and $29,059,000. Oasis's ability to repay the Company this or any future amount is largely dependent on sufficient profitability and recovery from future oil and gas entities no longer Company owned as described above or from legal proceedings. As such, uncertainty exists regarding recoverability and the Company has recorded allowances to fully reserve these possibly uncollectible amounts as of December 31, 2011 and 2010.

As of December 31, 2011 and 2010, the Company has recorded allowances for possible uncollectible amounts aggregating approximately $52,900,000 and $52,459,000 for these oil and gas activities based on estimated ultimate realization after possible recovery, settlement and other costs and insurance. Recovery allowances, which are included in loss on discontinued operation, amounted to approximately $442,000 in 2011, $954,000 in 2010 and $4,107,000 in 2009. This assessment is subjective and based on facts, circumstances and assumptions existing at the time of evaluation, all of which are subject to significant change. See Note 10 for information on legal proceedings associated with oil and gas activities.

In discontinuing these operations, and prior to sale of the Company's remaining interest, the Company may spend, depending on perceived possibilities, or be required to spend, certain additional amounts or take legal action to protect or preserve its interests in order to maintain or maximize the potential recovery value, and to protect other aspects of the Company's oil and gas investments. Although not expected at this time, such additional expenditures, if significant, could have an adverse effect on the Company's future financial position, results of operations or cash flows. All future expenditures will likely be expensed and included in the results of discontinued operations.

Speedway Motorsports, Inc. Annual Report on Form 10-K
93

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management Evaluation of Disclosure Controls and Procedures – Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)). The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The following is management’s conclusion and report on the Company’s internal control over financial reporting as of December 31, 2011:

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

March 8, 2012

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

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override of controls. Because of such limitations, there is a risk that material misstatements due to error or fraud may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process and, therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The management of Speedway Motorsports, Inc. assessed the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the management of Speedway Motorsports, Inc. concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Speedway Motorsports, Inc. Annual Report on Form 10-K
94

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal control over financial reporting – There were no changes in the Company’s internal control over financial reporting in the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Speedway Motorsports, Inc. Annual Report on Form 10-K
95

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is furnished by incorporation by reference to all information under the captions titled “Directors, Directors-Nominees and Executive Officers”, “Corporate Governance”, “Committees of the Board and Board Meetings”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, in our Proxy Statement (to be filed after the filing date of this report) for SMI’s Annual Meeting of Stockholders to be held on April 17, 2012 (the Proxy Statement).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is furnished by incorporation by reference to all information under the captions “General – Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Proxy Statement.

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
96

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

Exhibit Number	Description

3.1	Certificate of Incorporation of Speedway Motorsports, Inc. (“SMI”) (incorporated by reference to Exhibit 3.1 to SMI’s Registration Statement on Form S-1 filed December 22, 1994 (File No. 33-87740) of SMI (the “Form S-1”)).

3.2	Bylaws of SMI (incorporated by reference to Exhibit 3.2 to the Form S-1).

3.3	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to SMI’s Registration Statement on Form S-3 filed November 13, 1996 (File No. 333-13431)).

3.4	Amendment to Certificate of Incorporation of SMI (incorporated by reference to Exhibit 3.4 to SMI’s Registration Statement on Form S-4 filed September 8, 1997 (File No. 333-35091)).

3.5	Amendment No. 1 to Bylaws of SMI (incorporated by reference to Exhibit 3.5 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”)).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Form S-1).

4.2	Indenture dated as of May 19, 2009 by and among SMI, the guarantors named therein and U.S. Bank National Association, as trustee (the “2009 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Current Report on Form 8-K filed May 19, 2009 (the “May 19, 2009 Form 8-K”)).

4.3	Forms of 8 3/4% Senior Notes Due 2016 (included in the 2009 Indenture) (incorporated by reference to Exhibit 4.1 to the May 19, 2009 Form 8-K).

4.4	Indenture dated as of February 3, 2011 by and among SMI, the guarantors named therein and U.S. Bank National Association, as trustee (the “2011 Indenture”) (incorporated by reference to Exhibit 4.1 to SMI’s Current Report on Form 8-K filed February 3, 2011 (the “February 3, 2011 Form 8-K”)).

4.5	Forms of 6 3/4% Senior Notes due 2019 (included in the 2011 Indenture) (incorporated by reference to Exhibit 4.1 of the February 3, 2011 Form 8-K).

4.6	Registration Rights Agreement dated as of February 3, 2011 by and among SMI, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities, LLC, as representatives of the several initial purchasers (incorporated by reference to Exhibit 4.3 of the February 3, 2011 Form 8-K).

4.7	Second Supplemental Indenture with respect to the 6 3/4% Senior Subordinated Notes dated February 3, 2011 by and among SMI, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 of the February 3, 2011 Form 8-K).

Speedway Motorsports, Inc. Annual Report on Form 10-K
97

Exhibit Number	Description

10.1	Promissory Note made by Atlanta Motor Speedway, Inc. in favor of Sonic Financial Corporation in the amount of $1,708,767 (incorporated by reference to Exhibit 10.51 to the Form S-1).

10.2	Non-Negotiable Promissory Note dated April 24, 1995 made by O. Bruton Smith in favor of SMI (incorporated by reference to Exhibit 10.20 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.3	Purchase Contract dated December 18, 1996 between Texas Motor Speedway, Inc., as seller, and FW Sports Authority, Inc., as purchaser (incorporated by reference to Exhibit 10.23 to SMI’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)).

10.4	Lease Agreement dated as of December 18, 1996 between FW Sports Authority, Inc., as lessor, and Texas Motor Speedway, Inc., as lessee (incorporated by reference to Exhibit 10.24 to the 1996 Form 10-K).

10.5	Guaranty Agreement dated as of December 18, 1996 among SMI, the City of Fort Worth, Texas and FW Sports Authority, Inc. (incorporated by reference to Exhibit 10.25 to the 1996 Form 10-K).

10.6	Management Agreement by and between SMI, Levy Premium Foodservice Limited Partnership and Levy Premium Foodservice Partnership of Texas dated November 29, 2001 (the “Levy Management Agreement”) (portions omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.16 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)).

10.7	Assignment of and Amendment to Levy Management Agreement dated January 24, 2002 (incorporated by reference to Exhibit 10.17 to the 2001 Form 10-K).

10.8	Guaranty Agreement dated November 29, 2001 by SMI in favor of Levy Premium Foodservice Limited Partnership and Compass Group USA, Inc. (incorporated by reference to Exhibit 10.18 to the 2001 Form 10-K).

10.9	Guaranty Agreement dated November 29, 2001 by Compass Group USA, Inc. in favor of Speedway Systems LLC, Charlotte Motor Speedway, LLC, Texas Motor Speedway, Inc., Bristol Motor Speedway, Inc. and SMI (incorporated by reference to Exhibit 10.19 to the 2001 Form 10-K).

10.10	Naming Rights Agreement dated June 11, 2002 between Sears Point Raceway, LLC and SMI, and Infineon Technologies North America Corp. (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed June 24, 2002).

10.11	Stock Purchase Agreement dated October 30, 2007 between SMI, Robert P. Bahre and Gary G. Bahre relating to the New Hampshire International Speedway (incorporated by reference to Exhibit 10.34 to the 2007 Form 10-K).

10.12	Asset Purchase Agreement dated May 21, 2008 between Kentucky Speedway, LLC and SMI (incorporated by reference to Exhibit 10.2 to SMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.13	Purchase Agreement dated January 20, 2011 by and among SMI, the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, Wells Fargo Securities, LLC and SunTrust Robinson Humphrey, Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 10.1 to SMI’s Current Report on Form 8-K filed January 21, 2011).

10.14	Amended and Restated Credit Agreement dated January 28, 2011 by and among SMI and Speedway Funding, LLC, as borrowers, certain subsidiaries of SMI, as guarantors, and the lenders named therein, including Bank of America, N.A., as agent for the lenders and a lender (the “2011 Credit Agreement”) (incorporated by reference to Exhibit 10.34 to SMI’s Registration Statement on Form S-4 filed April 8, 2011 (File No. 333-173390) (the “Form S-4)).

10.15	Amended and Restated Pledge Agreement dated January 28, 2011 by and among SMI and the subsidiaries of SMI that are guarantors under the 2011 Credit Agreement, as pledgors, and Bank of America, N.A., as agent for the lenders and a lender under the 2011 Credit Agreement (incorporated by reference to Exhibit 10.35 to the Form S-4).

*10.16	Speedway Motorsports, Inc. 1994 Stock Option Plan Amended and Restated May 9, 2002 (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed May 31, 2002 (File No. 333-89496)).

*10.17	Speedway Motorsports, Inc. Formula Stock Option Plan Amended and Restated May 2, 2002 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed April 25, 2002).

Speedway Motorsports, Inc. Annual Report on Form 10-K
98

Exhibit Number	Description

*10.18	Speedway Motorsports, Inc. Employee Stock Purchase Plan Amended and Restated as of March 1, 2004 (incorporated by reference to Appendix B to SMI’s Definitive Proxy Statement filed March 23, 2004).

*10.19	Speedway Motorsports, Inc. 2004 Stock Incentive Plan (the “2004 Stock Incentive Plan”) (incorporated by reference to Exhibit 4.1 to SMI’s Registration Statement on Form S-8 filed April 28, 2004 (File No. 333-114965)).

*10.20	Form of Incentive Stock Option Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed December 14, 2004 (the “December 14, 2004 Form 8-K”)).

*10.21	Form of Nonstatutory Stock Option Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the December 14, 2004 Form 8-K).

*10.22	Form of Restricted Stock Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to SMI’s Current Report on Form 8-K filed October 23, 2006).

*10.23	Form of Restricted Stock Unit Agreement under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to SMI’s Current Report on Form 8-K filed on April 27, 2009).

*10.24	Speedway Motorsports, Inc. Incentive Compensation Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed March 21, 2007).

*10.25	Speedway Motorsports, Inc. 2008 Formula Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Appendix A to SMI’s Definitive Proxy Statement filed March 28, 2008).

*10.26	Speedway Motorsports, Inc. Deferred Compensation Plan as Amended and Restated, Effective January 1, 2009 (incorporated by reference to Exhibit 10.38 to SMI’s Annual Report on Form 10-K for the year ended December 31, 2008)

*10.27	Speedway Motorsports, Inc. 2004 Stock Incentive Plan Amended and Restated as of February 10, 2009 (incorporated by reference to Appendix A to SMI’s Definitive Proxy Statement filed on March 20, 2009).

21.1	Subsidiaries of SMI.

23.1	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

23.2	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP.

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm and Consolidated Financial Statements of Motorsports Authentics, LLC as of November 30, 2009 and for the year ended November 30, 2009.

*	Management compensation contract, plan or arrangement.

Speedway Motorsports, Inc. Annual Report on Form 10-K
99

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC.	Date: March 8, 2012

BY: /s/ O. BRUTON SMITH
O. Bruton Smith
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Dates

/s/ O. BRUTON SMITH O. Bruton Smith	Chairman, Chief Executive Officer (principal executive officer) and Director	March 8, 2012

/s/ WILLIAM R. BROOKS William R. Brooks	Vice Chairman, Chief Financial Officer and Treasurer (principal financial officer and accounting officer) and Director	March 8, 2012

/s/ MARCUS G. SMITH Marcus G. Smith	Chief Operating Officer, President and Director	March 8, 2012

/s/ MARK M. GAMBILL Mark M. Gambill	Director	March 8, 2012

/s/ JAMES P. HOLDEN James P. Holden	Director	March 8, 2012

/s/ ROBERT L. REWEY Robert L. Rewey	Director	March 8, 2012

/s/ TOM E. SMITH Tom E. Smith	Director	March 8, 2012

Speedway Motorsports, Inc. Annual Report on Form 10-K
100