Form 10-Q
period 2012-03-31
SPEEDWAY MOTORSPORTS INC
filed 2012-05-02
CIK 934648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

☐  Yes    ☒  No

As of April 30, 2012, there were 41,459,412 shares of the registrant’s common stock outstanding.

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements may include (i) statements that reflect projections or expectations of the Company’s future financial or economic performance; (ii) statements that are not historical information; (iii) statements of the Company’s beliefs, intentions, objectives, plans, and strategies for future operations, including, but not limited to, those contained in “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Quantitative and Qualitative Disclosures About Market Risk”; (iv) statements relating to the Company’s operations or activities, including revenues, costs and margins for 2012 and beyond; and (v) statements relating to the Company’s future capital expenditures, hosting of races, broadcasting rights, dividends, common stock repurchases, sponsorships, financing needs and costs, merchandising joint ventures, discontinued oil and gas activities, and legal proceedings and other contingencies. Words such as “anticipates”, “approximates”, “believes”, “could”, “estimates”, “expects”, “hopes”, “intends”, “likely”, “may”, “objectives”, “plans”, “possible”, “projects”, “seeks”, “should” and variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Many of these risks and uncertainties are beyond our control. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in the Company’s Annual Report on Form 10-K, Item 1A “Risk Factors” and any subsequent Quarterly Reports on Form 10-Q or other forms we may file with the Securities and Exchange Commission (SEC). Forward-looking statements included in this report are based on information available to the Company as of the date filed, and the Company assumes no obligation to update any such forward-looking information contained in this report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$96,282	$87,368
Accounts and notes receivable, net	69,512	39,415
Prepaid income taxes	12,817	12,975
Inventories, net	9,845	8,630
Prepaid expenses	3,895	3,583
Deferred income taxes	5,924	5,924

Total Current Assets	198,275	157,895
Notes and Other Receivables:
Affiliates	3,962	4,055
Other	1,976	2,057
Other Assets	29,351	29,805
Property and Equipment, Net	1,173,084	1,177,154
Other Intangible Assets, Net	394,975	394,960
Goodwill	138,717	138,717

Total	$1,940,340	$1,904,643

Liabilities and Stockholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,581	$17,540
Accounts payable	19,848	13,705
Deferred race event and other income, net	105,257	62,658
Accrued interest	9,742	6,260
Accrued expenses and other current liabilities	16,544	21,480

Total Current Liabilities	168,972	121,643
Long-term Debt	550,917	555,017
Payable to Affiliate	2,594	2,594
Deferred Income, Net	12,041	12,713
Deferred Income Taxes	366,698	366,898
Other Liabilities	4,612	4,598

Total Liabilities	1,105,834	1,063,463

Commitments and Contingencies (Notes 2, 5, 6, and 8)
Stockholders’ Equity:
Preferred Stock, $.10 par value, shares authorized – 3,000,000, no shares issued	—	—
Common Stock, $.01 par value, shares authorized – 200,000,000, issued and outstanding – 41,444,000 in 2012 and 41,452,000 in 2011	452	451
Additional Paid-in Capital	245,442	244,946
Retained Earnings	673,104	679,491
Treasury stock at cost, shares – 3,723,000 in 2012 and 3,673,000 in 2011	(84,492)	(83,708)

Total Stockholders’ Equity	834,506	841,180

Total	$1,940,340	$1,904,643

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31:
	2012	2011
Revenues:
Admissions	$22,469	$24,576
Event related revenue	24,702	26,625
NASCAR broadcasting revenue	29,433	28,426
Other operating revenue	8,198	7,048

Total Revenues	84,802	86,675

Expenses and Other:
Direct expense of events	14,989	15,552
NASCAR purse and sanction fees	18,755	18,293
Other direct operating expense	5,054	5,374
General and administrative	21,879	21,503
Depreciation and amortization	13,916	13,250
Interest expense, net	10,436	11,247
Loss on early debt redemption and refinancing (Note 5)	—	7,433
Other income, net	(46)	(20)

Total Expenses and Other	84,983	92,632
Loss from Continuing Operations Before Income Taxes	(181)	(5,957)
Provision for Income Taxes	63	4,713

Loss from Continuing Operations	(118)	(1,244)
Loss from Discontinued Operation	(28)	(274)

Net Loss and Comprehensive Loss (Note 1)	$(146)	$(1,518)

Basic Loss Per Share:
Continuing Operations	$(0.00)	$(0.03)
Discontinued Operation	(0.00)	(0.01)

Net Loss	$(0.00)	$(0.04)

Weighted Average Shares Outstanding	41,443	41,594
Diluted Loss Per Share:
Continuing Operations	$(0.00)	$(0.03)
Discontinued Operation	(0.00)	(0.01)

Net Loss	$(0.00)	$(0.04)

Weighted Average Shares Outstanding	41,451	41,594

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Outstanding Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2012	41,452	$451	$244,946	$679,491	$(83,708)	$841,180
Net loss and comprehensive loss (Note 1)	—	—	—	(146)	—	(146)
Share-based compensation	42	1	496	—	—	497
Quarterly cash dividends of $0.15 per share of common stock	—	—	—	(6,241)	—	(6,241)
Repurchases of common stock	(50)	—	—	—	(784)	(784)

Balance, March 31, 2012	41,444	$452	$245,442	$673,104	$(84,492)	$834,506

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31:
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(146)	$(1,518)
Loss from discontinued operation, net of tax	28	274
Cash (used) provided by operating activities of discontinued operation	(28)	1,876
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Loss on early debt redemption and refinancing, non-cash	—	7,433
Deferred loan cost amortization	630	668
Interest expense accretion of debt discount	441	479
Depreciation and amortization	13,916	13,250
Amortization of deferred income	(972)	(197)
Deferred income tax provision	(200)	(2,025)
Share-based compensation	497	457
Changes in operating assets and liabilities:
Accounts and notes receivable	(30,067)	(27,356)
Prepaid and accrued income taxes	158	683
Inventories	(1,215)	(1,190)
Prepaid expenses	(312)	(287)
Accounts payable	4,969	4,038
Deferred race event and other income	42,419	36,263
Accrued interest	3,482	5,906
Accrued expenses and other liabilities	(4,936)	(3,367)
Deferred income	496	131
Other assets and liabilities	(96)	(3,364)

Net Cash Provided By Operating Activities	29,064	32,154

Cash Flows from Financing Activities:
Borrowings under long-term debt	—	330,000
Principal payments on long-term debt	(4,500)	(334,500)
Payment of debt issuance costs	—	(11,044)
Dividend payments on common stock	(6,241)	(4,173)
Repurchases of common stock	(784)	(1,066)

Net Cash Used By Financing Activities	(11,525)	(20,783)

The accompanying notes are an integral part of these consolidated financial statements.

SPEEDWAY MOTORSPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

(Unaudited)

	Three Months Ended March 31:
	2012	2011
Cash Flows from Investing Activities:
Payments for capital expenditures	$(8,661)	$(16,296)
Increase in other non-current assets	(15)	—
Repayment of notes and other receivables	51	77

Net Cash Used By Investing Activities	(8,625)	(16,219)

Net Increase (Decrease) In Cash and Cash Equivalents	8,914	(4,848)
Cash and Cash Equivalents at Beginning of Period	87,368	92,200

Cash and Cash Equivalents at End of Period	$96,282	$87,352

Supplemental Cash Flow Information:
Cash paid for interest, net of amounts capitalized	$7,015	$5,426
Supplemental Non-Cash Investing and Financing Activities Information:
Increase in accounts payable for capital expenditures	1,174	6,517

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Basis of Presentation—The consolidated financial statements include the accounts of Speedway Motorsports, Inc. and all of its wholly-owned and operated subsidiaries: Atlanta Motor Speedway LLC (AMS), Bristol Motor Speedway LLC (BMS), Charlotte Motor Speedway LLC (CMS), Kentucky Raceway LLC d/b/a Kentucky Speedway (KyS), Nevada Speedway LLC d/b/a Las Vegas Motor Speedway (LVMS), Speedway Sonoma LLC a/k/a Infineon Raceway (IR), New Hampshire Motor Speedway, Inc. (NHMS), North Wilkesboro Speedway, Inc. (NWS), Texas Motor Speedway, Inc. (TMS), SMISC Holdings, Inc. d/b/a SMI Properties (SMI Properties), US Legend Cars International, Inc. (US Legend Cars), Oil-Chem Research Corporation (Oil-Chem), SMI Trackside LLC (SMI Trackside), Speedway Funding LLC, Speedway Motorsports International Limited (BVI) and consolidated foreign entities (SMIL), Speedway Properties Company LLC a/k/a Performance Racing Network (PRN), Speedway Media LLC a/k/a Racing Country USA (RCU), and TSI Management Company LLC d/b/a The Source International LLC (TSI) (collectively, the Company, SMI, we, our or us). Hereafter, references to “the Company’s” or “eight” speedways exclude NWS, which presently has no significant operations and assets consist primarily of real estate which has no significant fair value. All note disclosures pertain to continuing operations unless otherwise indicated. See Note 1 to the Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K (2011 Annual Report) for further description of its business operations, properties and scheduled events.

Comprehensive Income or Loss Presentation—The Company has no accumulated other comprehensive income or loss at March 31, 2012 or December 31, 2011, and no components of other comprehensive income or loss separate from net income or loss for the three months ended March 31, 2012 and 2011 that require presentation either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For the three months ended March 31, 2011, the Company’s Consolidated Statement of Stockholder’s Equity and Comprehensive Loss reflected a change in net unrealized loss on marketable equity securities of $3,000, which management believes is insignificant for separate presentation in the current period. As of December 31, 2011, management assessed the declines in fair value of these securities as other than temporary and associated insignificant losses were recognized, and there were no remaining unrealized gains or losses or accumulated other comprehensive loss.

Racing Events—In 2012, the Company plans to hold 24 major annual racing events sanctioned by the National Association for Stock Car Auto Racing, Inc. (NASCAR), including 13 Sprint Cup and 11 Nationwide Series racing events. The Company also plans to hold eight NASCAR Camping World Truck Series racing events, four NASCAR K&N Pro Series racing events, two IndyCar Series (IndyCar) racing events, six major National Hot Rod Association (NHRA) racing events, and three World of Outlaws (WOO) racing events. In 2011, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events, nine NASCAR Camping World Truck Series, four NASCAR K&N Pro Series, five IndyCar, six major NHRA, one US Legend Cars international circuit, and three WOO racing events.

Discontinuation of Oil and Gas Activities (Note 11)—In 2008, the Company decided to discontinue its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. Those operations are presented herein as discontinued operations and all note disclosures pertain to continuing operations unless otherwise indicated.

2. SIGNIFICANT ACCOUNTING POLICIES AND OTHER DISCLOSURES

These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in its 2011 Annual Report. In management’s opinion, these unaudited consolidated financial statements contain all adjustments necessary for their fair presentation at interim periods in accordance with accounting principles generally accepted in the United States. All such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for interim periods are not necessarily indicative of operating results that may be expected for the entire year due to the seasonal nature of the Company’s motorsports business. See Note 2 to the Consolidated Financial Statements in our 2011 Annual Report for further discussion of significant accounting policies.

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

There were no significant racing schedule changes for the three months ended March 31, 2012 as compared to 2011.

Marketing Agreements—The Company presently has one facility naming rights agreement that renamed Sears Point Raceway as Infineon Raceway, which expires in the second quarter 2012. This naming rights agreement has provided significant contracted revenues over its ten-year term. However, the annual contracted revenue received by the Company under this agreement individually was not material.

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

As further described in Note 2 to the Consolidated Financial Statements in our 2011 Annual Report “Joint Venture Equity Investment Impairment”, the carrying value of the Company’s equity investment in MA was reduced to $0 as of December 31, 2009. Under equity method accounting, the Company no longer records its 50% share of MA operating losses, if any, unless and until this carrying value is increased from additional Company investments in MA or to the extent of future MA operating profits, if any. As such, the Company’s first quarter 2012 and 2011 results were not impacted by MA’s operations under the equity method. The following summarized financial information on MA’s operating results is presented for informational purposes (in thousands):

	First Quarter
	2012	2011
Net sales	$6,130	$5,840
Gross profit	2,241	2,023
Loss from continuing operations	(400)	(1,749)
Net loss	(400)	(1,749)

SMI and ISC have contingently guaranteed an MA obligation associated with one NASCAR team licensor of MA, which is scheduled for periodic reduction and elimination by MA payments through January 2013. As of both March 31, 2012 and December 31, 2011, the Company’s contingent guarantee approximated $1.2 million. Should MA not have sufficient future financial resources and such obligation remains due, the Company could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some future obligation could arise, the amount, if any, is not reasonably estimable at this time. Management believes the fair value of this guarantee is presently insignificant and no obligation has been recorded. Although not expected at this time, the Company could be required to record a charge related to the Company’s contingent guarantee obligation, if funding was required.

Effective Income Tax Rates—The Company’s effective income tax rate for the three months ended March 31, 2012 was 34.8%, or 40.4% excluding the negative impact of interest on uncertain tax positions reflected in the current period. The effective income tax rate for the three months ended March 31, 2011 was 79.1%, or 40.0% excluding the positive impact of net decreases in income tax position liabilities of prior years.

The Company provides for income taxes at the end of each interim period based on management’s best estimate of the annual estimated effective income tax rate. Cumulative adjustments to the Company’s annual estimated effective income tax rate are recorded in the interim period in which a change in the annual estimated effective income tax rate is determined. See Notes 2 and 8 to the Consolidated Financial Statements in our 2011 Annual Report for additional information on accounting for income taxes. Income tax liabilities for unrecognized tax benefits approximate $1,004,000 as of both March 31, 2012 and December 31, 2011, and are included in other noncurrent liabilities, all of which would favorably impact the Company’s effective tax rate if recognized. The Company reports interest expense and penalties related to income tax liabilities, when applicable, in income tax expense. Interest and penalties recognized on uncertain tax positions amounted to $18,000 and $217,000 for the three months ended March 31, 2012 and 2011. As of March 31, 2012 and December 31, 2011, the Company had $715,000 and $697,000 accrued for the payment of interest and penalties on uncertain tax positions, which is included in other noncurrent liabilities.

As of March 31, 2012, management was not aware of any significant tax positions where it appeared reasonably possible that unrecognized tax benefits might significantly increase within the next twelve months. The tax years that remain open to examination include 2006 through 2011 by the Georgia Department of Revenue and the California Franchise Tax Board, and 2008 through 2011 by all other taxing jurisdictions to which the Company is subject. The Internal Revenue Service is currently conducting an examination of the Company’s 2010 federal income tax return, the outcome of which will not be known until finalized. A reconciliation of the change in the total unrecognized tax benefits and other information for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Beginning of period	$1,004	$2,879
Increases (decreases) for tax positions of current year	—	—
Increases for tax positions of prior years	—	358
Decreases for tax positions of prior years	—	(2,196)
Increases (decreases) for settlements with taxing authorities	—	—
Reductions for lapse of applicable statute of limitations	—	—

End of period	$1,004	$1,041

Taxes Collected from Customers—The Company reports sales, admission and other taxes collected from customers on both a gross and net basis in operations. Such taxes reported on a gross basis for the three months ended March 31, 2012 and 2011 amounted to $943,000 and $1,246,000.

Advertising Expenses—Event specific advertising costs are expensed when an associated event is held and included principally in direct expense of events. Non-event related advertising costs are expensed as incurred and included principally in other direct operating expense. Advertising expense amounted to $2,508,000 and $2,567,000 in the three months ended March 31, 2012 and 2011. There were no deferred direct-response advertising costs at March 31, 2012 or 2011.

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

Fair Value of Financial Instruments—The Company follows applicable authoritative guidance which requires that financial and non-financial assets and liabilities measured and reported on a fair value basis be classified, disclosed and categorized as further described below. Fair value estimates are based on relevant market information and single broker quoted market prices where available at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates. The carrying values of cash and cash equivalents, accounts and notes receivable, certain other assets and accounts payable approximate fair value because of the short maturity of these financial instruments. Cash surrender values are carried at fair value based on binding broker quoted market prices. Notes and other receivables and bank revolving credit facility and term loan borrowings are variable interest rate financial instruments and, therefore, carrying values approximate fair value. The fixed rate senior notes payable are publicly traded and estimated fair values are based on single broker quoted market prices. Other long-term debt is non-interest bearing and discounted based on estimated current cost of borrowings and, therefore, carrying values approximate market value.

Quoted market prices are not available for determining market value of the Company’s equity investment in an associated entity. For equity investments, the Company estimates fair value primarily using estimated discounted cash flows. See “Joint Venture Equity Investment” above for fair value information on a contingent guarantee obligation associated with MA.

The following table presents estimated fair values and categorization levels of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 (in thousands):

			March 31, 2012		December 31, 2011
	Level	Class	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Cash and cash equivalents	1	R	$96,282	$96,282	$87,368	$87,368
Floating rate notes receivable	2	NR	2,670	2,670	2,765	2,765
Cash surrender values	2	NR	4,389	4,389	4,319	4,319

Liabilities
Floating rate revolving Credit Facility, including Term Loan	2	NR	141,250	141,250	145,000	145,000
6 3/4% Senior Notes Payable due 2019	1	NR	150,000	155,625	150,000	150,750
8 3/4% Senior Notes payable due 2016	1	NR	269,827	301,125	269,517	298,375
Other long-term debt	2	NR	7,421	7,421	8,040	8,040

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3:	Unobservable inputs that are not corroborated by market data.

Class R:	Measured at fair value on recurring basis, subsequent to initial recognition.

Class NR:	Measured at fair value on nonrecurring basis, subsequent to initial recognition.

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

KyS held an inaugural NASCAR Sprint Cup race in the third quarter 2011. Because of various traffic congestion issues, the Company offered to exchange race tickets meeting certain criteria for tickets to specified KyS or other speedway 2011 race events or KyS’s 2012 Sprint Cup race event. The exchange offer expired November 30, 2011 and cash refunds were not offered. Tickets exchanged for race events held in 2011 were not significant. As of both March 31, 2012 and December 31, 2011, the Company has deferred race event income of $589,000 associated with tickets exchanged for KyS’s 2012 Sprint Cup event.

TMS, in conjunction with the Fort Worth Sports Authority, has a two-year oil and gas mineral rights lease agreement expiring December 2013 which, among other things, provides the lessee various defined property access and right-of-ways, exclusive exploration and extraction rights, and non-interference by TMS should extraction infrastructure construction and operations commence. TMS is required to coordinate directly with the lessor on roadway and pipeline logistics to prevent interference of TMS or lessor activities, and monitor regulatory and other contract compliance. An upfront cash payment received in December 2011 is being accreted into other operating revenue over the two-year agreement term on a straight-line basis, with $806,000 recognized in the three months ended March 31, 2012. Deferred revenue recognizable in the upcoming fiscal year is reflected as current liabilities in deferred race event and other income.

Cash Flow Statement Presentation and Reclassifications—The Company’s consolidated statement of cash flows for the three months ended March 31, 2011 reflects revisions to decrease Payments for Capital Expenditures by $13,034,000. Payments for Capital Expenditures was decreased from $29,330,000 as previously reported to $16,296,000 as revised. Net Cash Provided by Operating Activities decreased from $45,188,000 as previously reported to $32,154,000 as revised. Net Cash Used by Investing Activities decreased from $29,253,000 as previously reported to $16,219,000 as revised. The Company concluded this revision was not material to prior reporting periods. No other financial statement amounts or disclosures were affected, except for certain segment disclosure in Note 10.

Certain insignificant other reclassifications to prior year amounts in the accompanying consolidated statement of cash flows were made to conform with current year presentation.

Recently Issued Accounting Standards—The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” to improve the comparability, consistency and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity will be eliminated. All non-owner changes in stockholders’ equity will now require presentation either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, applied retrospectively, and did not require any transition disclosures. The Company’s adoption had no significant impact on its financial statements or disclosures.

The FASB issued Accounting Standards Update No. 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment” under which entities have the option to first assess qualitative factors to determine whether events or circumstances exist that lead to determining it is more likely than not that the reporting unit’s fair value is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test described in Topic 350 is unnecessary. Under this update, entities have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test, and may resume performing the qualitative assessment in any subsequent period. In concluding whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, entities should consider the extent to which each adverse event or circumstance identified could affect the comparison of a reporting unit’s fair value with its carrying amount. Entities should place more weight on events and circumstances that most affect a reporting unit’s fair value or the carrying amount of its net assets, and should consider positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the reporting unit’s fair value is less than its carrying amount. Where recent fair value calculations have been performed, the difference between reporting unit fair value and carrying amount must be considered in deciding whether the first step of the impairment test is necessary. This update provides examples of events and circumstances that entities should consider in performing qualitative assessments and other testing that supersede previous examples. Under this update, entities are no longer permitted to carry forward detailed calculations of a reporting unit’s fair value from a prior year. This update does not change current guidance for testing other indefinite-lived intangible assets for impairment. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company’s adoption had no impact on its financial statements or disclosures, and the Company will apply this guidance to future impairment assessments.

3. INVENTORIES

Inventories, net consist of the following components (in thousands):

	March 31, 2012	December 31, 2011
Souvenirs and apparel	$3,481	$2,867
Finished vehicles, parts and accessories	5,731	5,149
Micro-lubricant® and other	633	614

Total	$9,845	$8,630

All inventories are stated at the lower of cost or market with provisions for differences between cost and estimated market value based on assumptions about current and future demand, market conditions and trends that might adversely impact realization. At March 31, 2012 and December 31, 2011, inventories reflect provisions of $5,484,000 and $5,765,000.

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

The Company evaluates goodwill and other intangible assets for possible impairment annually in the second quarter, or when events or circumstances indicate possible impairment may have occurred. See Notes 2 and 5 to the Consolidated Financial Statements in our 2011 Annual Report for additional information on the Company’s goodwill and other intangible assets and assessment methodology and evaluation. Management believes the Company’s market capitalization decline below its consolidated shareholder’s equity is temporary and not an indicator of impairment. Since the Company’s latest annual impairment assessment, management believes there have since been no events or circumstances which indicate possible unrecognized impairment as of March 31, 2012. Different economic or industry conditions or assumptions, and changes in projected cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the impairment evaluation and the Company’s future financial condition or results of operations. The evaluations are subjective and based on conditions, trends and assumptions existing at the time of evaluation.

As of March 31, 2012 and December 31, 2011, gross carrying values and accumulated amortization by class of intangible asset are as follows (dollars in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net	Estimated Amortization Period (Years)
Nonamortizable race event sanctioning and renewal agreements	$394,913	—	$394,913	$394,913	—	$394,913	—
Amortizable race event sanctioning and renewal agreements	85	$(23)	62	70	$(23)	47	5-6

Total	$394,998	$(23)	$394,975	$394,983	$(23)	$394,960

In the three months ended March 31, 2012, amortizable other intangible assets increased $15,000 for event sanctioning and renewal agreements for certain annual minor racing events to be held for five years commencing in the second quarter 2012. There were no other changes in the gross carrying value of goodwill or other intangible assets during the three months ended March 31, 2012.

5. LONG-TERM DEBT

Bank Credit Facility—The Company’s Credit Facility (the 2011 Credit Facility or Credit Facility): (i) provides for a four-year $100,000,000 senior secured revolving credit facility, with separate sub-limits of $50,000,000 for standby letters of credit and $10,000,000 for swing line loans; (ii) provides for a four-year $150,000,000 senior secured term loan (the Term Loan); (iii) matures in January 2015; (iv) allows the Company to increase revolving commitments or establish a term loan (or a combination of the two) up to an aggregate additional $50,000,000 with certain lender commitment conditions; (v) provides that Credit Facility borrowings must be used solely for refinancing existing indebtedness, working capital and other general corporate needs, capital expenditures and permitted investments; (vi) allows the acquisition of additional motor speedways and related businesses subject to specified limitations; (vii) permits other investments not specifically referenced of up to $5,000,000 each year with unrestricted subsidiaries; (viii) allows annual aggregate payments of dividends and repurchases of SMI securities of up to $50,000,000, increasing up to $75,000,000 subject to maintaining certain financial covenants; and (ix) limits annual capital expenditures to $75,000,000. The Term Loan requires quarterly principal payments of at least $3,750,000.

During the three months ended March 31, 2012, the Company repaid $3,750,000 of Term Loan borrowings. At both March 31, 2012 and December 31, 2011, outstanding borrowings under the Credit Facility were $10,000,000, and under the Term Loan were $131,250,000 and $135,000,000, respectively. At March 31, 2012, outstanding letters of credit amounted to $892,000.

Revolving loans under the Credit Facility may be borrowed, repaid and reborrowed, from time to time, subject to certain conditions on the date borrowed. Interest is based, at the Company’s option, upon LIBOR plus 1.75% to 2.75% or the greater of Bank of America’s prime rate, Federal Funds rate plus 0.5% or LIBOR plus 1.0%, plus 0.75% to 1.75%. The Credit Facility also contains a commitment fee ranging from 0.35% to 0.55% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The Credit Facility contains a number of affirmative and negative financial covenants, including requirements that the Company maintain certain ratios of funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings before interest and taxes (EBIT) to interest expense, and minimum net worth. Indebtedness under the Credit Facility is secured by a pledge of all capital stock and limited liability company interests of the Guarantors. Under the Credit Facility prior to amendment in the first quarter 2011, interest was based at the Company’s option, upon LIBOR plus 2.50% to 3.75% or the greater of Bank of America’s prime rate, the Federal Funds rate plus 0.5% or the Eurodollar rate plus 1.0%, plus 1.5% to 2.75%.

2011 Senior Notes—In February 2011, the Company completed a private placement of new 6 3/4% Senior Notes in aggregate principal amount of $150,000,000 (the 2011 Senior Notes). These 2011 Senior Notes were issued at par value, and net proceeds, after commissions and fees, approximated $147,075,000. Net offering proceeds, along with new Term Loan borrowings of $150,000,000 under the Credit Facility and cash on hand, were used to redeem and retire all tendered outstanding senior subordinated notes as further discussed below. The Company completed an exchange offer for substantially identical notes registered under the Securities Act in May 2011.

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

2009 Senior Notes—In 2009, the Company completed a private placement, and subsequent exchange offer for substantially identical notes registered under the Securities Act, of 8 3/4% senior notes (the 2009 Senior Notes) in aggregate principal amount of $275,000,000. These 2009 Senior Notes were issued at 96.8% of par value and net proceeds were used to reduce outstanding borrowings under the Credit Facility. As of March 31, 2012 and December 31, 2011, the 2009 Senior Notes carrying value of $269,827,000 and $269,517,000 is reported net of unamortized issuance discount of $5,173,000 and $5,483,000, respectively.

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

Other General Terms and Conditions—The 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes contain certain requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, redemptions and disposition of property, and entering into new lines of business. The 2011 Credit Facility agreement, 2009 Senior Notes Indenture and 2011 Senior Notes Indenture also contain cross-default provisions. The Company was in compliance with all applicable covenants under these debt agreements as of March 31, 2012. See Note 5 to the Consolidated Financial Statements included in the Company’s 2011 Annual Report for additional information on these debt agreements.

2011 Early Redemption of Senior Subordinated Notes—In the first quarter 2011, the Company completed a tender offer and redeemed $330,000,000 in aggregate principal amount of outstanding 6 3/4% Senior Subordinated Notes (Senior Subordinated Notes) at 101.25% to 101.375% of par, with proceeds from the 2011 Senior Notes issuance, Term Loan borrowings of $150,000,000 and cash on hand. The Senior Subordinated Notes were previously scheduled to mature in September 2013. The 2011 loss on early debt redemption and refinancing represents a charge to earnings for tender offer redemption premium, associated unamortized net deferred loan costs, settlement payment and transaction costs, all associated with the former debt arrangements, and aggregating approximately $7.4 million, before income taxes of $2.9 million.

Other Notes Payable—Long-term debt includes two non-interest bearing debt obligations associated with the Company’s acquisition of KyS. Each obligation is payable in 60 monthly installments of $125,000. As of March 31, 2012 and December 31, 2011, their combined carrying values of $7,421,000 and $8,040,000 reflect discounts of $829,000 and $960,000, respectively, based on effective interest rates of 6% and 7%.

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

Interest Expense, Net—Interest expense, interest income and capitalized interest costs are summarized as follows (in thousands):

	Three Months Ended March 31:
	2012	2011
Gross interest costs	$10,652	$12,117
Less: capitalized interest costs	(155)	(785)

Interest expense	10,497	11,332
Interest income	(61)	(85)

Interest expense, net	$10,436	$11,247

Weighted-average interest rate on borrowings under bank Credit Facility	2.8%	3.9%

6. PER SHARE AND OTHER EQUITY INFORMATION

The following schedule reconciles basic and diluted earnings or loss per share from continuing operations (where computations are anti-dilutive, reported basic and diluted per share amounts are the same) (in thousands except per share amounts):

	Three Months Ended March 31:
	2012	2011
Loss from continuing operations applicable to common stockholders and assumed conversions	$(118)	$(1,244)

Weighted average common shares outstanding	41,443	41,594
Dilution effect of assumed conversions:
Common stock equivalents—stock awards	8	—

Weighted average common shares outstanding and assumed conversions	41,451	41,594

Basic loss per share	$(0.00)	$(0.03)

Diluted loss per share	$(0.00)	$(0.03)

Anti-dilutive common stock equivalents excluded in computing diluted earnings per share	1,229	1,384

Stock Repurchase Program—The Company’s Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4,000,000 shares of the Company’s outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under the Company’s debt agreements (see Note 5), and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents and may be suspended or discontinued at any time. During the three months ended March 31, 2012, the Company repurchased 33,000 shares of common stock for $517,000. As of March 31, 2012, the Company could repurchase up to an additional 335,000 shares under the current authorization.

Declaration of Cash Dividends—On February 22, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating $6,241,000, which was paid on March 15, 2012 to shareholders of record as of March 5, 2012. On April 17, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 8, 2012 to shareholders of record as of May 18, 2012. These quarterly cash dividends are being paid using available cash and cash equivalents on hand.

7. RELATED PARTY TRANSACTIONS

Before July 30, 2002, the Company made loans to, and paid certain expenses on behalf of, Sonic Financial Corporation (Sonic Financial), a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, for various corporate purposes. Also, the Company and Sonic Financial currently share various expenses in the ordinary course of business. Notes and other receivables from affiliates at March 31, 2012 and December 31, 2011 include $3,962,000 and $4,055,000 due from Sonic Financial. The amount due bears interest at 1% over prime, is payable on demand, and because the Company does not anticipate or require repayment before March 31, 2013, is classified as a noncurrent asset in the accompanying consolidated balance sheet. Changes in the amount due from December 31, 2011 primarily reflect increases for accrued interest on outstanding balances and decreases from shared expenses with affiliates. The amounts due were reduced from shared expenses and repayments, if any, net of accrued interest by $92,000 and $88,000 in the three months ended March 31, 2012 and 2011. Any increases pertain to note receivable arrangements in place before July 30, 2002.

Amounts payable to affiliate at March 31, 2012 and December 31, 2011 consist of $2,594,000 for acquisition and other expenses paid on behalf of AMS by Sonic Financial prior to 1996. Of this amount, approximately $1,800,000 bears interest at 3.83% and the remainder at prime plus 1%. The entire amount is classified as long-term because payment is not required before March 31, 2013.

US Legend Cars, SMI Properties and Oil-Chem each lease office and warehouse facilities from Chartown, a Company affiliate through common ownership by the Company’s Chairman and Chief Executive Officer, under annually renewable lease agreements. For the three months ended March 31, 2012, rent expense amounted to $61,000 for US Legend Cars, $61,000 for SMI Properties and $16,000 for Oil-Chem. For the three months ended March 31, 2011, rent expense amounted to $61,000 for US Legend Cars, $60,000 for SMI Properties and $21,000 for Oil-Chem. At March 31, 2012 and December 31, 2011, amounts owed to Chartown were not significant.

Various SMI subsidiaries purchased new and used vehicles for operations and employee use from certain subsidiary dealerships of Sonic Automotive, Inc. (SAI), an entity in which the Company’s Chairman and Chief Executive Officer is a controlling stockholder, for an aggregate of $96,000 and $136,000 in the three months ended March 31, 2012 and 2011. There were no vehicles sold to SAI in the three months ended March 31, 2012 or 2011. Also, SMI Properties sold merchandise to SAI totaling $143,000 and $142,000 in the three months ended March 31, 2012 and 2011. Amounts due from SAI at March 31, 2012 were $107,000, and at December 31, 2011 were not significant.

Oil-Chem sold zMAX micro-lubricant® product to certain dealerships of SAI for resale to service customers of the dealerships in the ordinary course of business. Total purchases from Oil-Chem by SAI dealerships approximated $583,000 and $389,000 for the three months ended March 31, 2012 and 2011. At March 31, 2012 and December 31, 2011, approximately $358,000 and $161,000 was due from SAI to Oil-Chem. These amounts are reflected in current assets.

SMI Properties and, to a lesser extent, other SMI subsidiaries purchased and sold motorsports merchandise, and received commissions from MA for merchandise sold during Company events. In the three months ended March 31, 2012 and 2011, merchandise purchases approximated $383,000 and $281,000, and merchandise sales and event related commissions approximated $598,000 and $809,000, respectively. At March 31, 2012, net amounts owed to MA approximated $265,000, and at December 31, 2011, net amounts due from MA approximated $138,000. These amounts are reflected in current assets and current liabilities as applicable.

The foregoing related party balances as of March 31, 2012 and December 31, 2011, and transactions for the three months ended March 31, 2012 and 2011, are summarized below (in thousands):

	2012	2011
Notes and other receivables	$4,162	$4,386
Amounts payable to affiliates	2,594	2,594

Merchandise and vehicle purchases	479	417
Merchandise and vehicle sales and event related commissions, and reimbursed shared expenses	1,419	1,435
Rent expense	138	142
Interest income	29	32
Interest expense	26	25

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

On June 16, 2009, Melissa Jenks, as guardian for Roderick Jenks and individually, filed a lawsuit against NHMS and an employee in the United States District Court for the District of New Hampshire. The lawsuit alleges that Mr. Jenks suffered a traumatic head injury after falling from a golf cart being driven by an NHMS employee, and asserts claims of negligence, vicarious liability, and loss of consortium. The lawsuit claims past medical expenses for Mr. Jenks in excess of $662,000, and future economic losses of between $2,524,915 and $2,857,215 including future medical and life care expenses, and lost future income. The Plaintiff initially demanded $25 million, and at mediation in February 2012, the Plaintiff demanded $18 million to settle this matter. NHMS denied all claims in its answer as filed with the court, and it continues to vigorously defend against the allegations and to pursue contribution claims against two other parties in the lawsuit. Trial in this matter is scheduled to begin on July 17, 2012. Management does not believe the ultimate resolution of this matter will have a material adverse impact on the Company’s future financial position, results of operations or cash flows.

9. STOCK COMPENSATION PLANS

2004 Stock Incentive Plan, Amended and Restated as of February 10, 2009—Awards under the 2004 Stock Incentive Plan (the 2004 Plan) may consist of incentive stock options, non-statutory stock options, restricted stock units or restricted stock. Exercise prices for awarded stock options generally may not be less than the fair or trading value of the Company’s common stock at, and exercise periods may not exceed ten years from, the option grant date. The 2004

Plan is scheduled to terminate in February 2014. No individual may be granted options aggregating more than 100,000 shares of common stock during any calendar year. In the case of restricted stock awards that are designated as performance awards, no individual may be granted an aggregate of more than 35,000 shares of common stock during any calendar year. To date, all stock options granted under the 2004 Plan have an exercise price equal to the market value of the underlying common stock at grant date, expire ten years from grant date and vest immediately or in equal installments over three years, and restricted stock and restricted stock units vest three years from grant date or in equal installments over three years. Once applicable restrictions lapse or have been satisfied, restricted stock units may be payable in cash, shares of common stock or a combination, as specified in the award agreement.

Under the Company’s performance-based Incentive Compensation Plan, the Compensation Committee of the Company’s Board of Directors approved grants of restricted stock to the Company’s Vice Chairman and Chief Financial Officer and restricted stock units to the Company’s President and Chief Operating Officer in each of the three months ended March 31, 2012 and 2011. All grants are under the 2004 Plan, are to be settled in shares of common stock, vest after three years or in equal installments over three years and are subject to reaching certain defined full year earnings targets established at the beginning of each year by the Compensation Committee. Amounts shown below as “Forfeited” are performance forfeitures in accordance with the terms of the Incentive Compensation Plan and result from differences between the Company’s actual results and the defined full year earnings target. Once the vesting period expires, common stock is issued in settlement of the restricted stock units and all vested shares are no longer subject to forfeiture or restrictions on transferability. The following is a summary of restricted stock and restricted stock units granted, vested and forfeited under the Incentive Compensation Plan during the three months ended March 31, 2012 and 2011 (shares in thousands):

	Three Months Ended March 31:
	2012		2011
	Restricted Stock	Restricted Stock Units	Restricted Stock	Restricted Stock Units
Outstanding, beginning of period	63	63	67	47
Granted	35	35	35	35
Vested	(30)	(17)	(27)	(7)
Forfeited	(8)	(8)	(12)	(12)

Outstanding, end of period	60	73	63	63

An additional 12,320 restricted stock units granted under the Incentive Compensation Plan in 2009 vested on April 21, 2012 and were settled in shares of the Company’s common stock. Also, 40,000 stock options granted in 2009 to a non-executive management employee at an exercise price per share of $14.58 vested during the three months ended March 31, 2012. In the three months ended March 31, 2012, the Company repurchased 17,000 shares of common stock for $267,000 from executive management employees to settle income taxes on 47,000 shares that vested during the period. In the three months ended March 31, 2011, the Company repurchased 2,300 shares of common stock from a former executive management employee for $36,000 to settle income taxes on 6,608 shares of that vested during the period. Repurchases of common stock related to settlement of income taxes upon restricted stock vesting are reflected as financing activities in the statement of cash flows.

2008 Formula Restricted Stock Plan, Amended and Restated as of April 17, 2012—The 2008 Formula Restricted Stock Plan (the 2008 Formula Plan) is intended to promote the interests of the Company and its stockholders by providing non-employee directors with Company ownership interests to more closely align their interests with the Company’s stockholders and to enhance the Company’s ability to attract and retain highly qualified non-employee directors. The 2008 Formula Plan is intended to constitute a “formula plan” within the meaning of SEC Rule 16b-3 of the Exchange Act. Approval of the 2008 Formula Plan, and termination of the Formula Stock Option Plan, did not adversely affect the rights of any outstanding stock options previously granted under the Formula Stock Option Plan. The 2008 Formula Plan is administered by the Board of Directors, excluding non-employee directors, and expires by its terms in February 2018. The Board of Directors, excluding non-employee directors, may amend, suspend or terminate the 2008 Formula Plan in whole or in part, provided that no such amendment, suspension or termination adversely affects previously granted awards without the consent of the award recipient. Any such amendment, suspension or termination may be subject to stockholder approval.

Under the 2008 Formula Plan prior to amendment, 100,000 shares of SMI’s common stock were reserved for issuance and awards were in the form of restricted stock. On the first business day following each annual meeting, beginning with the Company’s 2008 Annual Meeting, each non-employee director who was then a member of the Board received a grant of restricted stock consisting of the number of shares equaling $60,000 divided by the average closing sale price for the twenty days immediately preceding the grant date, rounded up to the nearest whole share. The amendment approved by stockholders on April 17, 2012 increased the maximum number of shares that may be issued under the 2008 Formula Plan from 100,000 to 250,000 and increased the dollar value to be used in the formula for determining the number of shares covered by each grant of restricted stock from $60,000 to $75,000. Grants of restricted stock fully vest on the earlier of (i) the first grant date anniversary or (ii) the day before the Company’s next annual meeting following the grant date. Vesting is subject to continued service as a director through scheduled vesting dates. The Company awarded 4,300 shares of restricted stock to each of the Company’s four non-employee directors on April 18, 2012, and a total of 15,556 shares granted to non-employee directors on April 21, 2011 vested on April 16, 2012. Additionally, a total of 15,120 shares granted in 2010 vested on April 19, 2011. All restricted stock awards were granted and vested in accordance with plan provisions.

Employee Stock Purchase Plan—No shares were granted to employees under the Employee Stock Purchase Plan for calendar years 2012 or 2011.

Share-Based Payments—The Company generally records share-based compensation cost for stock option, restricted stock and restricted stock unit awards on either the accelerated method using a graded vesting schedule or the straight-line method over the requisite service period, depending on the vesting schedule of the awards. The Company’s practice has been to issue new shares upon option exercise; however, repurchases of shares in the open market are permitted. There were no significant changes in the characteristics of stock options or restricted stock granted during 2012 or 2011 as compared to prior grants and no modifications of the terms of any share-based payment arrangements. There were no significant changes in estimates, assumptions or valuation methods used to estimate the fair value of share-based payment awards.

Share-based compensation cost for the three months ended March 31, 2012 and 2011 totaled $497,000 and $457,000, before income taxes of $201,000 and $183,000, respectively, and is included in general and administrative expense. There were no capitalized share-based compensation costs at March 31, 2012 or December 31, 2011. As of March 31, 2012, there was approximately $61,000 of unrecognized compensation cost related to non-vested stock options granted under the 2004 Plan that is expected to be recognized over a weighted average period of 0.5 year, and none related to the 1994 Plan or the Formula Stock Option Plan. As of March 31, 2012, there was approximately $2,043,000 of total unrecognized compensation cost related to non-vested restricted stock and restricted stock units granted under the 2004 Plan and the 2008 Formula Plan that is expected to be recognized over a weighted average period of 1.0 year.

See Note 11 to the Consolidated Financial Statements in our 2011 Annual Report for additional information and terms of the Company’s stock incentive, stock option, restricted stock and employee stock purchase plans.

10. SEGMENT DISCLOSURES

The Company’s operations are predominately comprised of promoting, marketing and sponsoring motorsports racing events, merchandising and other related activities conducted at its various major speedway facilities located in the United States. The Company’s business activities, including those of its subsidiaries and joint venture equity investee, are further described in Note 1 to the Consolidated Financial Statements in our 2011 Annual Report. The Company’s “motorsports event related” segment consists of revenues and expenses associated with all admissions, event related, NASCAR broadcasting and event motorsports merchandising activities, and joint venture equity investee earnings or losses associated with motorsports merchandising. The segment includes motorsports related events and operations for all Company speedways, NASCAR broadcasting and ancillary media rights, PRN and RCU motorsports radio programming, and SMI Properties, SMI Trackside and MA joint venture motorsports merchandising at Company and non-Company speedways. These operating segments have been aggregated into the motorsports related reporting segment as each share similar types and classes of customers, similar methods for providing or distributing motorsports related services, souvenirs and other merchandise, and other similar economic characteristics. The Company’s “all other” operations consist of TSI non-event motorsports and non-motorsports merchandising, US Legend Cars non-event merchandising and sanctioning body activities, Oil-Chem micro-lubricant activities, and office rentals at certain Company speedways. All segment information below pertains to continuing operations, and excludes discontinued oil and gas operations for all periods presented.

Segment information as presented below comports with information the Company’s chief operating decision maker and management use and focus on when assessing segment performance and allocating resources. Segment operating income excludes interest, taxes and other expense (income) and specified non-recurring items, if any, and corporate general and administrative and depreciation costs are allocated to operating segments based on their respective revenues relative to consolidated revenues. Segment information on continuing operations for the three months ended March 31, 2012 and 2011, and as of March 31, 2012 and December 31, 2011 is as follows (in thousands):

	Three Months Ended March 31:
	2012			2011
	Motorsports Event Related	All Other	Consolidated	Motorsports Event Related	All Other	Consolidated
Revenues	$79,508	$5,294	$84,802	$81,951	$4,724	$86,675
Depreciation and amortization	13,850	66	13,916	13,182	68	13,250
Segment operating income	9,260	949	10,209	12,391	312	12,703
Capital expenditures	8,647	14	8,661	16,292	4	16,296

	March 31, 2012			December 31, 2011
Other intangibles	$394,975	$—	$394,975	$394,960	$—	$394,960
Goodwill	138,717	—	138,717	138,717	—	138,717
Total assets	1,914,253	26,087	1,940,340	1,879,606	25,037	1,904,643

The following table reconciles segment operating income above to consolidated loss before income taxes (both from continuing operations) for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31:
	2012	2011
Total segment operating income from continuing operations	$10,209	$12,703
Adjusted for:
Interest expense, net	(10,436)	(11,247)
Loss on early debt redemption and refinancing (Note 5)	—	(7,433)
Other income, net	46	20

Consolidated loss from continuing operations before income taxes	$(181)	$(5,957)

11. DISCONTINUED OIL AND GAS OPERATIONS

In 2008, the Company discontinued its oil and gas operations primarily because of ongoing challenges and business risks in conducting these activities in foreign countries. These oil and gas activities are presented as discontinued operations for all periods using applicable authoritative guidance. SMIL presently owns an interest in one foreign entity owning certain oil and gas mineral rights in Russia, and significant uncertainties continue about its economic viability and ultimate recovery. This investment has been reflected as fully impaired since December 31, 2008. The Company is attempting to finalize sale, transfer or dissolution of the foreign interest in 2012. At March 31, 2012 and December 31, 2011, there were no current or non-current assets or liabilities or outstanding standby letters of credit associated with discontinued operations.

During the three months ended March 31, 2012 and 2011, the Company incurred legal fees and other costs associated with efforts to sell its remaining foreign investment interest and recover previously reserved receivables (see Note 8 for information on legal proceedings associated with oil and gas activities). There were no revenues generated from oil and gas activities in the three months ended March 31, 2012 or 2011. No interest expense, corporate general and administrative expense, transaction or transition service costs or continuing costs have been allocated to the discontinued operation, and no associated income tax benefits or gain or loss on disposal has been reflected in any period presented. Remaining estimated costs to sell or dispose, if any, have not yet been determined.

As of March 31, 2012 and December 31, 2011, all receivables associated with oil and gas activities are fully reserved. The Company recorded receivables of approximately $14,000 and $99,000 for the three months ended March 31, 2012 and 2011, under its profit and loss sharing arrangement with Oasis Trading Group LLC (a US entity which provided oil and gas management and operational services to the Company), for that entity’s reimbursable share of these costs. Oasis’s ability to repay the Company these amounts (or any previously reserved or future amounts) is largely dependent on sufficient profitability and recovery from future oil and gas activities no longer Company owned or from legal proceedings. As such, uncertainty exists regarding recoverability, and these amounts have been fully reserved and reflected as a component of loss from discontinued operation.

In discontinuing these operations, and prior to sale or dissolution of the Company’s remaining interest, the Company may spend, or be required to spend, additional amounts or take legal action to protect or preserve its interests in order to maintain or maximize potential recovery value, and to protect other aspects of the Company’s oil and gas interests. At this time, such future expenditures are not expected to be significant. All future expenditures will likely be expensed and included in the results of discontinued operations. See Note 14 to the Consolidated Financial Statements in our 2011 Annual Report for additional information on historical activities and operating challenges, Oasis’s profit and loss sharing arrangement, accounting policies, and uncertainty involving recovery of fully impaired consolidated foreign investments and fully reserved receivables related to oil and gas activities.

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

The Company promotes outdoor motorsports events, and derives a substantial portion of its total revenues from admissions, event related and NASCAR broadcasting revenue. Weather conditions surrounding these events affect sales of tickets, concessions and souvenirs, among other things. Although the Company sells a substantial number of tickets well in advance of its larger events, poor weather conditions can have a negative effect on the Company’s results of operations. Poor weather can affect current periods as well as successive events in future periods because consumer demand can be affected by the success or experience of past events.

Management believes that the Company’s financial performance has not been materially affected by inflation.

Seasonality and Quarterly Results

In 2012, the Company plans to hold 24 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 11 Nationwide Series racing events. We also plan to hold eight NASCAR Camping World Truck Series, four NASCAR K&N Pro Series, two IndyCar, six major NHRA, and three WOO racing events. In 2011, the Company held 23 major annual racing events sanctioned by NASCAR, including 13 Sprint Cup and 10 Nationwide Series racing events, nine NASCAR Camping World Truck Series racing events, four NASCAR K&N Pro Series racing events, five IndyCar racing events, six major NHRA racing events, one US Legend Cars international circuit, and three WOO racing events.

The Company’s business has been, and is expected to remain, somewhat seasonal. The Company recognizes revenues and operating expenses for all events in the calendar quarter in which conducted. Concentration of racing events in any particular future quarter, and the growth in our operations, including speedway acquisitions, with attendant increases in overhead expenses, may tend to minimize operating income in respective future quarters. For example, one annual NASCAR Sprint Cup race was realigned from a first quarter event at AMS to a third quarter event at KyS in 2011, and one annual NASCAR Sprint Cup race at NHMS was moved to the third quarter 2011 from the second quarter 2010. Also for this year, KyS’s annual NASCAR Sprint Cup race date is scheduled to move to the second quarter 2012 from the third quarter 2011. These realignments significantly increase or decrease quarterly operating income, corresponding with the move of race dates between quarters, which can lessen the comparability of operating results between quarters of successive years and increase or decrease the seasonal nature of our motorsports business. The results of operations for the three months ended March 31, 2012 and 2011 are not indicative of results that may be expected for the entire year because of such seasonality.

Set forth below is certain comparative summary information with respect to the Company’s scheduled major (Sprint Cup and Nationwide Series) NASCAR-sanctioned racing events for 2012 and 2011.

	Number of scheduled major NASCAR-sanctioned events
	2012	2011
1st Quarter	4	4
2nd Quarter	8	6
3rd Quarter	8	9
4th Quarter	4	4

Total	24	23

NEAR-TERM OPERATING FACTORS

There are many factors that affect the Company’s growth potential, future operations and financial results, including the following operating factors that are discussed below or elsewhere in this report as indicated:

Items discussed in this section:

•	General factors and current operating trends, including ongoing uncertainty due to weak economic conditions, high fuel and food prices, high unemployment and tight credit and financial markets

•	Our long-term, multi-year contracted revenues are significant

•	Reaffirmed 2012 earnings guidance

Items discussed elsewhere in indicated sections of this report:

•	Industry overview, including ongoing improvements in our sport (discussed below in “Future Liquidity”)

•	Reduced interest costs from 2011 debt restructuring (discussed below in “Future Liquidity” and Note 5 to the Consolidated Financial Statements)

•	Eight-year NASCAR broadcasting rights agreement (discussed below in “Future Liquidity”)

•	Quarterly cash dividends on common stock (discussed below in “Liquidity and Capital Resources – Dividends”)

General Factors and Current Operating Trends — Our year-to-date results for the 2012 race season reflect decreases in admissions, luxury suite rentals, ancillary broadcasting rights, souvenir merchandising, and other event related revenue categories. Management believes many of our revenue categories continue to be negatively impacted by declines in consumer and corporate spending from the recession, high fuel and food prices, high unemployment, difficult housing and credit markets, low levels of consumer confidence, sizable stock market volatility and other economic factors, including adversely impacting recreational and entertainment spending. The strength and duration of recovery in the US economy currently remains uncertain. Higher fuel prices could significantly impact consumer spending, economic recovery and our future results. Government responses and actions may or may not successfully restore long-term stability to the credit and consumer markets and improve economic conditions. Record state and federal budgetary deficits could result in government responses such as higher consumer and corporate income or other tax rates. Governmental spending deficits could lead to higher interest rates and continued difficult borrowing conditions for consumers and corporate customers. Whether or when these severe conditions might further improve cannot be determined at this time. Each of these negative factors, and particularly when combined, have and may further adversely impact various industries of our present and potential consumer and corporate customers, resulting in continued or further spending declines that could adversely impact our revenues and profitability. See Item 1A “Risk Factors” in our 2011 Annual Report for additional information on ongoing recessionary conditions, financial market disruptions and geopolitical risks.

For our 2012 events, similar to 2011, management has maintained many reduced ticket prices, and continues to offer extended payment terms to many ticket buyers (although generally not beyond when events are held) to help foster fan support and mitigate any near-term demand weakness. Many of our fans are purchasing tickets closer to event dates and we have initiated various promotional campaigns to incentivize earlier ticket purchasing and season ticket package renewal. We continually search for new and innovative promotional campaigns to foster attendance by families, particularly those with younger children and teenagers. Also, we are increasingly investing in social media advertising and web-based applications to attract, and provide contemporary interactive digital and enhanced entertainment experiences for, our younger demographic markets. Almost four million fans attended our events in 2011, demonstrating that demand and appeal for motorsports entertainment in our markets has remained strong even in challenging circumstances. As described below, much of our future revenues are already contracted under television broadcasting rights and other long-term contracts.

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

In 2012, similar to past and future years, NASCAR continues to make refinements to racing rules, championship points formats, technical changes and other adjustments as a sanctioning body to enhance on-track racing competition and excitement and generate additional fan interest. For 2012, NASCAR introduced electronic fuel injection for the Sprint Cup Series and implemented competition rules designed to restore “pack racing” at restrictor plate speedways. Also, female race driver Danica Patrick now competes in the Sprint Cup Series (part-time) and Nationwide Series (full-time), representing one of the many sizeable and largely untapped demographics in NASCAR racing. In 2013, car manufacturers Chevrolet, Toyota, Dodge and Ford will bring brand identity back to “stock car” racing with the introduction of re-styled Sprint Cup cars. Our corporate and other customers are increasingly involved in diversified non-motorsports industries, demonstrating the high marketing value of financial involvement and sponsorship in NASCAR and other motorsports racing. We believe these expanding marketing demographics, the intensifying media coverage, as well as the industry’s ongoing focus on enhancing NASCAR racing competition, provide us and NASCAR with many long-term marketing and future growth opportunities.

However, a lack of competitiveness in Sprint Cup Series races, the closeness of the championship points race, race car driver popularity, and the success of NASCAR racing in general, in any particular racing season, can also significantly impact our operating results. These and similar factors can affect attendance at NASCAR Sprint Cup and Nationwide racing events, as well as corporate marketing interest, that can significantly impact our operating results. All of the aforementioned factors, among others, can have a material adverse impact on our future operating results, cash flows and growth. However, management believes our strong operating cash flow will continue, and that ticket demand and corporate marketing and promotional spending will increase as the economy improves. See Item 1A “Risk Factors” of our 2011 Annual Report for additional information on the impact that competition, popularity and sanctioning body and other changes can have on our operating results.

Our Long-term, Multi-year Contracted Revenues Are Significant—–Much of our total revenues are generated under long-term contracts, and much of our future revenues are already contracted under television broadcasting rights and other long-term contracts. For example, the term of the eight-year NASCAR television broadcast agreement is through 2014. For 2012, all of our NASCAR Sprint Cup and most of our Nationwide Series event sponsorships are already sold, and many for years beyond 2012. Many of our other sponsorships and corporate marketing contracts are for multiple years. Also, we have contracted revenues under several long-term operating leases for various office, warehouse and industrial park space to various entities largely involved in motorsports. Management believes the substantial amount of total revenue generated under such long-term contracts helps stabilize our financial resilience and profitability, particularly during difficult economic conditions. Management believes the attractive demographics surrounding motorsports and our premier markets, where we own first class facilities continue to provide substantial opportunities for increasing our number of longer-term sponsorship partners and commitments. Our naming rights agreement that renamed Sears Point Raceway as Infineon Raceway expires in the second quarter 2012. The expiring agreement has provided significant contracted revenues over its ten-year term. However, the annual contracted revenue we receive under this agreement is not material. There can be no assurance we will execute any replacement agreements on acceptable terms. Future costs incurred for renaming the speedway facility, and replacing promotional signage, materials and merchandise, are not expected to have a material adverse effect on our future financial condition, operating results or cash flows. Also, we expect lower revenue from our ancillary rights agreements in 2012 as further discussed below in “Future Liquidity—Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements”.

Reaffirmed 2012 Earnings Guidance—In connection with our first quarter 2012 earnings release, management reaffirmed its previous full year 2012 guidance of $0.90-$1.20 per diluted share from continuing operations. The wide range of earnings guidance reflects the continuing negative impact of uncertain economic conditions, as well as the timing and pace of economic recovery. The guidance also reflects expiration of Infineon Raceway’s naming rights agreement and reduced NASCAR ancillary rights revenues. High or increasing fuel and food prices could significantly impact our future results.

RESULTS OF OPERATIONS

Management believes the comparative information and non-GAAP financial information set forth below, among other things, helps in understanding and comparing our results of operations. Also, due to the economic and other factors described above in “Near-term Operating Factors”, management believes admissions, many event related revenue categories, and other operating revenues reflected below continue to be negatively impacted by low consumer and corporate spending due to the weak economic conditions, high fuel and food prices, high unemployment, and difficult housing and consumer credit markets. In 2012, management maintained reduced ticket prices to help foster fan support and mitigate any near-term demand weakness. While lower ticket prices can affect operating margins as compared to historical levels, management believes these are prudent measures in the current operating environment.

The were no significant racing schedule changes in the three months ended March 31, 2012 as compared to 2011.

Non-GAAP Financial Information and Reconciliation —Loss from continuing operations, and diluted loss per share from continuing operations, as adjusted, set forth below are non-GAAP (other than generally accepted accounting principles) financial measures presented as supplemental disclosures to net loss, diluted loss per share, loss from continuing operations, and diluted loss per share from continuing operations. Non-GAAP income (loss) and diluted income (loss) per share from continuing operations below are derived by adjusting GAAP basis amounts as described below in the indicated footnotes. The following schedule separately presents individual corresponding GAAP amounts and adjustments net of taxes, and reconciles non-GAAP financial measures below to their most directly comparable information presented using GAAP. See Notes 5 and 11 to the Consolidated Financial Statements for additional information on the 2011 loss on early debt redemption and refinancing and on discontinued operations.

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

	Three Months Ended March 31:
	2012	2011
	(in thousands, except per share amounts)
Consolidated net loss using GAAP	$(146)	$(1,518)
Loss from discontinued operation	28	274

Consolidated loss from continuing operations	(118)	(1,244)
Loss on early debt redemption and refinancing	—	4,458

Non-GAAP consolidated (loss) income from continuing operations	$(118)	$3,214

Consolidated diluted loss per share using GAAP	$(0.00)	$(0.04)
Loss from discontinued operation	0.00	0.01

Consolidated diluted loss per share from continuing operations	(0.00)	(0.03)
Loss on early debt redemption and refinancing	—	0.11

Non-GAAP diluted (loss) earnings per share from continuing operations	$(0.00)	$0.08

Three Months Ended March 31, 2012 Compared To Three Months Ended March 31, 2011

Total Revenues for the three months ended March 31, 2012 decreased by $1.9 million, or 2.2%, from such revenues for the same period last year due to the factors discussed below.

Admissions for the three months ended March 31, 2012 decreased by $2.1 million, or 8.6%, from such revenue for the same period last year. This decrease is due principally to lower overall admissions at NASCAR-sanctioned racing events held in the current period as compared to the same period last year.

Event Related Revenue for the three months ended March 31, 2012 decreased by $1.9 million, or 7.2%, from such revenue for the same period last year. Approximately 55% of this decrease is due to lower ancillary broadcasting rights and, to a lesser extent, lower event related revenues associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year. The overall decrease was partially offset by an increase in driving school revenues at certain Company speedways in the current period.

NASCAR Broadcasting Revenue for the three months ended March 31, 2012 increased by $1.0 million, or 3.5%, over such revenue for the same period last year. This increase is due to higher annual contractual broadcast rights fees for NASCAR-sanctioned racing events held in the current period.

Other Operating Revenue for the three months ended March 31, 2012 increased by $1.2 million, or 16.3%, over such revenue for the same period last year. This increase reflects TMS oil and gas mineral rights revenue (none was recognized in 2011) and higher Oil-Chem revenues in the current period as compared to the same period last year. The overall increase was partially offset by lower non-event souvenir merchandising revenues in the current period.

Direct Expense of Events for the three months ended March 31, 2012 decreased by $563,000, or 3.6%, from such expense for the same period last year. Approximately 58% of this decrease is due to lower admission taxes and, to a lesser extent, lower operating costs associated with NASCAR-sanctioned racing events held in the current period as compared to the same period last year. Lower admissions and event related revenues directly impact many event expenses such as sales and admission taxes, costs of merchandise sales, credit card processing fees and sales commissions.

NASCAR Purse and Sanction Fees for the three months ended March 31, 2012 increased by $462,000, or 2.5%, over such expense for the same period last year. This increase reflects higher annual contractual race purses and sanctioning fees for NASCAR-sanctioned racing events held during the current period.

Other Direct Operating Expense for the three months ended March 31, 2012 decreased by $320,000, or 6.0%, from such expense for the same period last year. This decrease is due primarily to lower operating costs associated with the declines in non-event souvenir merchandising revenues in the current period.

General and Administrative Expense for the three months ended March 31, 2012 increased by $376,000, or 1.7%, over such expense for the same period last year. This increase reflects higher property and other taxes in the current period. The increase also reflects a combination of individually insignificant items in the current period.

Depreciation and Amortization Expense for the three months ended March 31, 2012 increased by $666,000, or 5.0%, over such expense for the same period last year. This increase is due primarily to additions to property and equipment, particularly at KyS, and to a combination of individually insignificant items.

Interest Expense, Net for the three months ended March 31, 2012 was $10.4 million compared to $11.2 million for the same period last year. This change reflects lower total outstanding debt and lower interest on Credit Facility borrowings, including the Term Loan, as compared to the Company’s former debt arrangements as further described in Note 5 to the Consolidated Financial Statements. The change also reflects lower capitalized interest in the current period as compared to the same period last year.

Other Income, Net for the three months ended March 31, 2012 was $46,000 compared to $20,000 for the same period last year. This change is due to a combination of individually insignificant items.

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

Income Tax Provision. The Company’s effective income tax rate for the three months ended March 31, 2012 was 34.8%, or 40.4% excluding the negative impact of interest on uncertain tax positions reflected in the current period. The effective income tax rate for the three months ended March 31, 2011 was 79.1%, or 40.0% excluding the positive impact of net decreases in income tax position liabilities of prior years.

Loss From Discontinued Operation, Net of Taxes. As further discussed in Note 11 to the Consolidated Financial Statements, we discontinued our oil and gas operations in 2008. In the three months ended March 31, 2012 and 2011, we incurred legal fees and other costs associated with efforts to sell our remaining foreign investment interest and recover previously reserved receivables.

Net Loss for the three months ended March 31, 2012 was $146,000 compared to $1.5 million for the same period last year. This change is due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically met our working capital and capital expenditure requirements through a combination of cash flows from operations, bank borrowings and other debt and equity offerings. Significant changes in our financial condition and liquidity during the three months ended March 31, 2012 resulted primarily from:

(1)	net cash provided by operations amounting to $29.1 million

(2)	repayments of long-term debt amounting to $4.5 million

(3)	payment of quarterly cash dividends amounting to $6.2 million

(4)	repurchases of common stock amounting to $784,000

(5)	cash outlays for capital expenditures amounting to $8.7 million

The Company had the following contractual obligations as of March 31, 2012 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Cash Obligations(1)
Current liabilities, excluding deferred race event income	$46,137	$46,137	—	—	—
Long-term debt, bank credit facility and senior notes(2)	568,498	17,581	$129,997	$270,920	$150,000
Payable to affiliate	2,594	—	—	—	2,594
Other liabilities	2,891	—	—	2,891	—
Interest on fixed rate debt obligations(3)	170,277	34,607	68,753	48,354	18,563
Deferred income taxes	366,698	—	—	—	366,698
Interest on floating rate credit facility debt(3)	9,445	3,716	5,729	—	—
NASCAR purse and sanction fees(4)	104,506	104,506	—	—	—
Contracted capital expenditures(1)	5,327	5,327	—	—	—
Operating leases	3,791	716	974	762	1,339

Total Contractual Cash Obligations	$1,280,164	$212,590	$205,453	$322,927	$539,194

	Commitment Expiration By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Other Commercial Commitments
Letters of credit	$892	$892	—	—	—
Contingent guarantee obligation	1,226	1,226	—	—	—

Total Other Commercial Commitments	$2,118	$2,118	—	—	—

(1)	Contractual cash obligations above exclude: (a) income taxes that may be paid in future periods and not reflected in accrued and deferred income taxes (cash paid for income taxes was $0 in the three months ended March 31, 2012); (b) income tax liabilities of approximately $1.8 million as of March 31, 2012 for unrecognized tax benefits due to uncertainty on the timing of related payments, if any; and (c) capital expenditures that may be made although not under contract (cash paid for capital expenditures was approximately $8.7 million in the three months ended March 31, 2012).
(2)	Long-term debt payments include our Credit Facility, including minimum required quarterly principal payments of $3.8 million under the Term Loan, and the 2011 Senior Notes and 2009 Senior Notes. As of March 31, 2012, the Company had availability for borrowing up to an additional $89.1 million, including up to an additional $49.1 million in letters of credit.
(3)

Interest payments for fixed rate debt pertain to the 2011 6 3/4% Senior Notes due 2019 and the 2009 8 3/4% Senior Notes due 2016. Interest payments for the floating rate Credit Facility, including the Term Loan, are estimated based on outstanding borrowings aggregating $141.3 million and average interest rates of 2.8% in the three months ended March 31, 2012. The Credit Facility is scheduled to expire in January 2015, and no estimated interest payments beyond that date are reflected.

(4)	NASCAR purse and sanction fees for each upcoming racing season (or year) are negotiated with NASCAR on an annual basis. Contracted fees include anticipated cash payments to NASCAR and 35% of broadcasting revenues to be retained by NASCAR as currently negotiated for 2012. Both cash payments to, and amounts retained by, NASCAR as reflected above correspond with the reporting of NASCAR broadcasting revenues and NASCAR purse and sanction fees. Fees for years after 2012 have not yet been negotiated, could increase or decrease, and could change substantially should future race schedules change.

FUTURE LIQUIDITY

As of March 31, 2012, our cash and cash equivalents totaled $96.3 million, outstanding borrowings under the Credit Facility amounted to $141.3 million, including Term Loan borrowings of $131.3 million, and outstanding letters of credit amounted to $892,000. At March 31, 2012, we had availability for borrowing up to an additional $89.1 million, including up to an additional $49.1 million in letters of credit, under the Credit Facility. At March 31, 2012, net deferred tax liabilities totaled $360.8 million. While primarily representing the tax effects of temporary differences between financial and income tax bases of assets and liabilities, the likely future reversal and payment of net deferred income tax liabilities could negatively impact cash flows from operations in the years in which reversal occurs.

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

The terms and conditions of our debt agreements are discussed below and in Note 5 to the Consolidated Financial Statements. Although our 2011 financing transactions did not substantially change our overall outstanding debt levels, our Credit Facility contains lower adjustable interest rate tiers and less restrictive financial ratio covenants, and the structured repayment of the Term Loan borrowings over four years is expected to reduce our indebtedness levels, leverage and future interest costs earlier than under our previous debt structure.

Bank Credit Facility—We have a long-term, senior secured revolving Credit Facility with a syndicate of banks led by Bank of America, N.A. as administrative agent and lender. Borrowings can be used to refinance existing indebtedness, and for working capital, capital expenditures, permitted investments, acquiring additional motor speedways and related businesses, and other corporate purposes, subject to specified limitations. Our Credit Facility, among other things, provides a four-year $100.0 million senior secured revolving credit facility, a four-year $150.0 million secured term loan, and matures in January 2015. Interest is based, at our option, upon LIBOR plus 1.75% to 2.75% or the greater of Bank of America’s prime rate, Federal Funds rate plus 0.5% or LIBOR plus 1.0%, plus 0.75% to 1.75%. The Credit Facility also contains a commitment fee ranging from 0.35% to 0.55% of unused amounts available for borrowing. The interest rate margins on borrowings and the commitment fee are adjustable periodically based upon certain consolidated total leverage ratios. The Term Loan requires quarterly principal payments of at least $3.8 million.

2011 Senior Notes—Our 6 3/4% Senior Notes aggregating $150.0 million in outstanding principal at March 31, 2012 were issued in May 2011, mature in February 2019 and interest payments are due semi-annually on February 1 and August 1. We may redeem some or all of the 2011 Senior Notes at annually declining redemption premiums ranging from 103.375% of par in fiscal years beginning February 1, 2015 to par after February 1, 2017, and up to 35% of the 2011 Senior Notes before February 1, 2014 with proceeds from certain equity offerings at a redemption premium of 106.75% of par. We may also redeem some or all of the 2011 Senior Notes before February 1, 2015 at par plus a “make-whole” premium. In the event of a change of control, we must offer to repurchase the 2011 Senior Notes at 101% of par value.

2009 Senior Notes—Our 8 3/4% Senior Notes aggregating $275.0 million in outstanding principal at March 31, 2012 were issued in 2009, mature in 2016 and interest payments are due semi-annually on June 1 and December 1. We may redeem some or all of the 2009 Senior Notes at annually declining redemption premiums ranging from 104.375% of par in fiscal years beginning June 1, 2013 to par after June 1, 2015, and up to 35% of the 2009 Senior Notes on or before June 1, 2012 with proceeds from certain equity offerings at a redemption premium. In the event of a change of control, we must offer to repurchase the 2009 Senior Notes at 101% of par value.

Other General Debt Agreement Terms and Conditions—Our Credit Facility contains a number of affirmative and negative financial covenants, including requirements that we maintain certain ratios of funded debt to EBITDA and EBIT to interest expense, and minimum net worth. Our Credit Facility, and the Indentures governing the 2009 Senior Notes and the 2011 Senior Notes, among other things, contain certain requirements and restrictive financial covenants and limitations on capital expenditures, acquisitions, dividends, repurchase or issuance of SMI securities, restricted payments, equity and debt security repurchases, limitations or prohibitions on incurring other indebtedness, liens or pledging assets to third parties, consolidation, mergers, transactions with affiliates, guarantees, asset sales, specific types of investments, distributions, redemptions and disposition of property and entering into new lines of business. Our Credit Facility agreement, 2009 Senior Notes Indenture and 2011 Senior Notes Indenture contain cross-default provisions.

We were in compliance with all debt covenants as of March 31, 2012. Management believes the most restrictive financial covenant in our debt agreements is the Credit Facility requirement for maintaining minimum financial ratios of earnings before interest and taxes (EBIT) to interest expense, as defined. The minimum required ratio is no less than 2.25 to 1.0 on March 31, 2012, increasing to 2.5 to 1.0 on December 31, 2012. Management actively monitors compliance with this and all other financial covenants. If future operating results or events result in ratios below the required minimum, management is prepared to take certain actions to remain compliant. Such actions could include, for example, loan repayments or refinancing, reducing capital expenditures or operating expenses where practical, or obtaining loan compliance waivers. However, we can provide no assurance that further deteriorations in our profitability or cash flows, or other unforeseen negative operating factors or conditions, would not result in non-compliance with this or any other debt covenant. Any such non-compliance could have a material adverse effect on our future financial condition, operating results or cash flows, and our ability to maintain compliance can be affected by events beyond our control. As further described in Item 1A “Risk Factors” in our 2011 Annual Report, possible material adverse effects from non-compliance could include, among others, cross-default under any or all of our debt agreements and acceleration of all amounts outstanding.

General Economic Conditions—As further discussed above in “General Factors and Current Operating Trends”, various economic, industry and geopolitical factors have dampened, and could continue to dampen, consumer and corporate spending. We believe this reduced spending will continue to negatively impact admissions and event related revenues, with related effects on our motorsports and non-motorsports activities and future revenues, profitability and cash flows. Our operating results have benefited from relatively lower interest rates under our Credit Facility. Future economic and financial market conditions could result in continuing increases in interest rates and other borrowing costs. At present outstanding debt levels, with increased exposure to variable interest rate fluctuations, higher interest rates would negatively impact our future profitability and cash flows. These factors, as well as others, could make compliance with restrictive financial covenants more difficult. See Item 1A “Risk Factors” in our 2011 Annual Report for additional risk factors related to our indebtedness and general economic conditions.

Eight-year NASCAR Broadcasting and Multi-year Ancillary Rights Agreements—Broadcasting revenues continue to be a significant long-term revenue source for our core business. Management believes this long-term contracted revenue helps stabilize our financial strength, earnings and cash flows. Also, NASCAR ratings can impact attendance at our events and sponsorship opportunities. A substantial portion of our profits in recent years has resulted from television revenues received from NASCAR contracts with various television networks. We participate in the combined eight-year NASCAR agreements with FOX, ABC/ESPN, TNT and SPEED Channel for the domestic television broadcast rights to all NASCAR Sprint Cup, Nationwide and Camping World Truck Series events for 2007 through 2014. This eight-year NASCAR broadcasting rights arrangement provides us with increases in annual contracted revenues through 2014 averaging 3% per year. Our total contracted NASCAR broadcasting revenues are expected to approximate $193 million for 2012.

The 2012 to-date television ratings for the NASCAR Sprint Cup Series, as well as the NASCAR Nationwide and Camping World Truck Series, have been mixed as compared to the same period last year. The 2011 full season television ratings, particularly for the NASCAR Sprint Cup Series, as well as the NASCAR Nationwide and Camping World Truck Series, increased over the prior year. In 2011, the Sprint Cup Series continued as the second highest rated regular season televised sport behind only the National Football League, and was the first or second highest televised sport 21 out of 33 point event weekends. Also, the NASCAR Nationwide Series was the second, and the NASCAR Camping World Truck Series was the third, highest rated motorsports series on television in 2011. In 2011, over 70 million unique viewers watched a NASCAR Sprint Cup Series event, and with the highest percentage of female viewers of any major sport. We believe these strong ratings, desirable demographic audiences, along with other favorable viewership characteristics, bode well for NASCAR’s upcoming broadcast media rights renegotiations.

Future changes in race schedules would impact broadcasting revenues. Similar to many televised sports, overall seasonal averages for motorsports may increase or decrease from year to year, and television ratings for certain individual events may fluctuate from year to year for any number of reasons. While this long-term rights agreement will likely result in annual revenue increases over the contract period, associated annual increases in purse and sanction fees paid to NASCAR may continue. The current eight-year television broadcasting agreement with various television networks was negotiated and contracted by NASCAR. Our share of these television broadcast revenues are contracted, and purse and sanction fees are negotiated, with NASCAR on an annual basis for each NASCAR-sanctioned racing event scheduled to be held by us in the upcoming season (year). Under these annual agreements, we are obligated to conduct events in the manner stipulated under the terms and conditions of the respective sanctioning agreements.

In 2001, an ancillary rights package for NASCAR.com, NASCAR Radio, international and other broadcasting, NASCAR images, SportsVision, FanScan, specialty pay-per-view telecasts, and other media content distribution was reached among us, NASCAR and others in the motorsports industry. NASCAR announced this industry-wide total ancillary rights package was for twelve years. The following is based largely on recent information provided to us by NASCAR. Since inception of this rights package, we have received annual shared net revenue of various NASCAR partners such as Turner Sports (NASCAR.COM), SiriusXM Radio and other media content distributors under NASCAR negotiated contracts. SiriusXM Radio has been the largest contributor to the industry’s ancillary rights revenue. In 2007, Sirius Satellite Radio, the predecessor to SiriusXM Radio, entered into a five year agreement as NASCAR’s exclusive satellite radio partner. Sirius Satellite Radio and XM Satellite Radio have since merged to form Sirius XM Radio. With one fewer satellite media content distributor actively competing for associated distribution rights, NASCAR informed us that recently renegotiated distribution rights agreements with SiriusXM Radio are lower than under previous contracts. As a result, along with other NASCAR efforts to better maximize the industry’s ancillary rights, NASCAR informed us that sharable net revenues in 2012 will likely be insignificant. We believe these rights continue to have significant and increasing long-term value, which is not adequately reflected by such 2012 shared revenue. However, we do not presently control the annual profitability shared with industry-wide participants, and there can be no assurance that such annual revenue amounts will or will not continue in any one year. We received significant revenues over the term of this ancillary rights agreement; however, annual amounts have not been material.

Stock Repurchase Program—Our Board of Directors approved a stock repurchase program authorizing SMI to repurchase up to an aggregate of 4.0 million shares of our outstanding common stock from time to time, depending on market conditions, share price, applicable limitations under our various debt agreements, and other factors the Board of Directors or their designees, in their sole discretion, may consider relevant. The purchases can be in the open market or private transactions. The stock repurchase program is presently funded using available cash and cash equivalents. During the three months ended March 31, 2012, we repurchased 33,000 shares of common stock for approximately $517,000. As of March 31, 2012, we could repurchase up to an additional 335,000 shares under the current authorization.

CAPITAL EXPENDITURES

Management believes significant growth in our revenues depends, in part, on consistent investment in facilities. As such, we expect to continue to make substantial capital improvements in our facilities. We continually evaluate new opportunities that will add value for our stockholders, including the acquisition and construction of new speedway facilities, and the expansion into new and complementary businesses. Currently, a number of significant capital projects are underway.

2012 Projects—At March 31, 2012, we had various construction projects underway. Similar to prior years, we continue modernizing and expanding concessions, luxury suites, camping and hospitality areas, restrooms and other fan amenities at our speedway facilities. We are investing in social media and web application technology to attract and enhance the entertainment experience of race fans. We also are grinding a portion of BMS’s racing surface, and continue improving and expanding on-site roads and available parking, and reconfiguring traffic patterns and entrances to ease congestion and improve traffic flow at our speedways.

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

DIVIDENDS

Any decision concerning the payment of quarterly or annual common stock dividends depends upon our results of operations, financial condition and capital expenditure plans, applicable limitations under our various debt agreements, and other factors the Board of Directors, in its sole discretion, may consider relevant. As further described above and in Note 5 to the Consolidated Financial Statements, our Credit Facility allows aggregate payments of dividends and repurchases of SMI securities of up to $50.0 million each year, increasable up to $75.0 million, subject to maintaining certain financial covenants. The 2009 Senior Notes Indenture and the 2011 Senior Notes Indenture permit dividend payments each year of up to $0.48 per share of common stock, increasable subject to meeting certain financial covenants.

On February 22, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million, which was paid on March 15, 2012 to shareholders of record as of March 5, 2012. On April 17, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock aggregating approximately $6.2 million payable on June 8, 2012 to shareholders of record as of May 18, 2012. These quarterly dividends represent a 50% increase over prior year quarterly dividends, and are being funded in part with cash that would otherwise be available for repurchases of common stock.

OFF-BALANCE SHEET ARRANGEMENTS

As further described in “Liquidity and Capital Resources” above, our Credit Facility provides for a separate sub-limit for letters of credit of up to $50.0 million. As of March 31, 2012, we had aggregate outstanding letters of credit of $892,000. Also, as of March 31, 2012, we had a contingent guarantee obligation associated with an equity investee limited to approximately $1.2 million, which expires in 2013. Should the equity investee have insufficient future financial resources and such obligation remains due, we could be required to fund part or all of the guarantee up to the obligation amount determined at that time. Although reasonably possible that some obligation could arise in the future, the amount, if any, is not reasonably estimable at this time. As such, management believes no obligation should be recorded at this time.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk—Our financial instruments with interest rate risk exposure consist of cash and cash equivalents, notes receivable and our Credit Facility. See Note 2 to the Consolidated Financial Statements “Fair Value of Financial Instruments” for additional information on our financial instruments and fair value information. A change in interest rates of one percent on our floating rate notes receivable and debt balances outstanding at March 31, 2012 would cause an approximate change in annual interest income of $27,000 and annual interest expense of $1.4 million. Fair value estimates are based on relevant market information at a specific point in time, and changes in assumptions or market conditions could significantly affect estimates.

As discussed in “Liquidity and Capital Resources” above and Note 5 to the Consolidated Financial Statements, our Credit Facility provides a four-year $100.0 million senior secured revolving credit facility and a $150.0 million secured term loan, expiring in January 2015. As of March 31, 2012, the Company had availability for borrowing up to an additional $89.1 million, including up to an additional $49.1 million in letters of credit. At times, we may use interest rate swaps for non-trading purposes to hedge interest rate risk and optimize a combination of variable and fixed interest rate debt. There were no interest rate or other swaps at March 31, 2012 or December 31, 2011.

The table below presents floating rate notes receivable and principal debt balances outstanding, fair values, interest rates and maturity dates as of March 31, 2012 and December 31, 2011 (in thousands):

	Carrying Value		Fair Value		Maturity Dates
	2012	2011	2012	2011
Floating rate notes receivable(1)	$2,670	$2,765	$2,670	$2,765	Due on demand
Floating rate revolving Credit Facility, including Term Loan(2)	141,250	145,000	141,250	145,000	January 2015
6 3/4% Senior Notes	150,000	150,000	155,625	150,750	February 2019
8 3/4% Senior Notes(3)	269,827	269,517	301,125	298,375	June 2016

(1)	Notes receivable bear interest based at 1% over prime.
(2)	The weighted average interest rate on borrowings under the Credit Facility in the three months ended March 31, 2012 and 2011 was 2.8% and 3.9%, respectively.
(3)	Carrying values at March 31, 2012 and December 31, 2011 are reflected net of debt issuance discount of $5.2 million and $5.5 million, respectively.

Other Market Risk —As described in “Off-Balance Sheet Arrangements” above, we had aggregate outstanding standby letters of credit of $892,000 and a contingent guarantee obligation of approximately $1.2 million as of March 31, 2012. As of March 31, 2012 and December 31, 2011, we had no equity price risk.

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

Changes in Internal Control Over Financial Reporting—There were no changes in our internal control over financial reporting in the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various lawsuits in the normal course of business, some of which involve material claims. See Note 8 to the Consolidated Financial Statements for additional information on our legal proceedings and contingencies. Management does not currently believe the outcome of these lawsuits or incidents will have a material adverse effect on our future financial position, results of operations or cash flows. See Item 1A “Risk Factors” of our 2011 Annual Report for additional information on our liability insurance program and self-insured retention.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We had no unregistered sales of equity securities during the three months ended March 31, 2012.

In April 2005, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to one million shares of SMI outstanding common stock in open market or private transactions, depending on market conditions, share price, applicable limitations under the 2011 Credit Facility, 2009 Senior Notes and 2011 Senior Notes, and other factors the Board of Directors or its designees, in their sole discretion, may consider relevant. The program was first announced to the public on April 27, 2005. The amount of repurchases made under the program in any given month or quarter may vary as a result of changes in our business, operating results, working capital or other factors, and may be suspended or discontinued at any time. In each of February 2007, December 2008, and December 2009, our Board of Directors increased the authorized total number of shares that can be repurchased under this program by one million, for a present approved program aggregate of 4,000,000 shares, under the same terms and conditions as previous share repurchase authorizations. The program currently has no scheduled expiration date. We could repurchase up to an additional 335,000 shares under the current authorization as of March 31, 2012. As set forth in the table below, we repurchased 33,000 shares of common stock on the open market for approximately $517,000 million during the three months ended March 31, 2012.

During the three months ended March 31, 2012, approximately 17,000 shares of our common stock were delivered to us at an average price per share of $15.66 in satisfaction of tax withholding obligations of holders of restricted shares issued under our equity compensation plans that vested during the periods. These shares are reflected in the table below.

	Issuer Purchases of Equity Securities under Authorized Program as of March 31, 2012
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2012	12,000	$15.45	12,000	356,000
February 2012	10,000	16.41	10,000	346,000
March 2012	28,000	15.77	11,000	335,000

First Quarter 2012	50,000	$15.83	33,000	335,000

Item 6.	Exhibits

Exhibits filed with this Form 10-Q are as follows:

Exhibit Number	Description

31.1	Certification of Mr. O. Bruton Smith pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mr. William R. Brooks pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Mr. O. Bruton Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mr. William R. Brooks pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial Statements in XBRL format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDWAY MOTORSPORTS, INC. (Registrant)

Date: May 2, 2012	By:	/s/ O. Bruton Smith
O. Bruton Smith
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2012	By:	/s/ William R. Brooks
William R. Brooks
Vice Chairman, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)